Form 10-K
period 1993-12-31
DANA CORP
filed 1994-03-14
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1993    Commission file number 1-1063.
                          -----------------                           ------

                               DANA CORPORATION
- ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                      34-4361040
- -----------------------------------------        --------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  4500 Dorr Street, Toledo, Ohio                              43615
- -----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (419) 535-4500
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                            Name of each exchange on
            Title of each class                              which registered
- -------------------------------------------    ----------------------------------------
Common Stock of $1 par value                      New York, Pacific, International
                                                  (London) Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:
                                     None
- ----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                                ---         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -------

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 17, 1994, was approximately $2,878 million.
                                                   --------------

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 17, 1994, was 49,292,389 shares.
                       ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

               Document                                       Where Incorporated
- ----------------------------------------              ------------------------------------
1.  Proxy Statement dated March 4, 1994                 Part III (Items 10, 11, 12, 13)
    for Annual Meeting of Shareholders
    to be held on April 6, 1994.

2.  Annual Report to Shareholders                       Part I (Item 1)
    for year ended December 31, 1993.                   Part II (Items 5, 6, 7, 8)
                                                        Part IV (Item 14)

- -----------------------------------------------------------------------------
The Exhibit Index is located at pages 27 - 30 of the sequential numbering system.

                                     INDEX
                                     -----
                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                                                      10-K Pages
                                                                      ----------
Cover                                                                      1
Index                                                                      2
Part I
- ------
     Item 1 - Business                                                   3 - 9
     -----------------
          Geographical Areas, Markets, Customer Dependence,
          Products, Materials, Seasonality, Backlog,
          Competition, Strategy, Patents and Trademarks, Research
          and Development, Employment, Cash Flows, Environmental
          Compliance, and Executive Officers of the Registrant

     Item 2 - Properties                                                   10
     -------------------

     Item 3 - Legal Proceedings                                            11
     --------------------------

     Item 4 - Submission of Matters to a Vote of
     -------------------------------------------
              Security Holders                                             11
              ----------------

Part II
- -------
     Item 5 - Market for Registrant's Common Equity and
     --------------------------------------------------
              Related Stockholder Matters                                  12
              ---------------------------

     Item 6 - Selected Financial Data                                      12
     --------------------------------

     Item 7 - Management's Discussion and Analysis of
     ------------------------------------------------
              Financial Condition and Results of Operations                12
              ---------------------------------------------

     Item 8 - Financial Statements and Supplementary Data                  12
     ----------------------------------------------------

     Item 9 - Changes in and Disagreements with Accountants on
     ---------------------------------------------------------
              Accounting and Financial Disclosure                          12
              -----------------------------------

Part III
- --------
     Item 10 - Directors and Executive Officers of the
     -------------------------------------------------
               Registrant                                                  13
               ----------

     Item 11 - Executive Compensation                                      13
     --------------------------------

     Item 12 - Security Ownership of Certain Beneficial
     --------------------------------------------------
               Owners and Management                                       13
               ---------------------

     Item 13 - Certain Relationships and Related Transactions              13
     --------------------------------------------------------

Part IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules,
     --------------------------------------------------
               and Reports on Form 8-K                                   14 - 30
               -----------------------
          (a)(1)  Financial Statements
             (2)  Financial Statement Schedules
             (3)  Exhibits
          (b)     Reports on Form 8-K

Signatures                                                               31 - 32
- ----------

                                                2

                                     PART I

ITEM 1 - BUSINESS
- -----------------

         Dana Corporation, founded in 1905, is a global leader in engineering, manufacturing and marketing of products and systems for the worldwide vehicular, industrial and mobile off-highway original equipment markets and is a major supplier to the related aftermarkets. Dana is also a leading provider of lease financing services in selected markets. The Company's products include: drivetrain components, such as axles, driveshafts, clutches and transmissions; engine parts, such as gaskets, piston rings, seals, pistons and filters; chassis products, such as vehicular frames and cradles and heavy duty side rails; fluid power components, such as pumps, motors and control valves; and industrial products, such as electrical and mechanical brakes and clutches, drives and motion control devices.

         Dana's vehicular components and parts are used on automobiles, pickup trucks, vans, minivans, sport utility vehicles, medium and heavy trucks and off-highway vehicles. In 1993, sales to this segment accounted for 82% of Dana's total sales. The Company's industrial products include mobile off-highway and stationary equipment applications. Sales to this segment amounted to 18% of the Company's 1993 total sales.

         "Business Segments" at pages 31 and 32 of Dana's 1993 Report to Shareholders ("1993 Annual Report") is incorporated herein by reference.

GEOGRAPHICAL AREAS
- ------------------

         To serve its global markets, Dana has established regional operating organizations in North America, Europe, South America and Asia/Pacific, each with management responsibility for its specific geographic markets. The Company's significant international operations are located in the following countries: Argentina, Australia, Brazil, Canada, China, Columbia, France, Germany, India, Italy, Korea, Mexico, Netherlands, Singapore, Switzerland, Taiwan, Thailand, United Kingdom and Venezuela. Most of Dana's international subsidiaries and affiliates manufacture and sell vehicular and industrial products similar to those produced by Dana in the United States.

         Consolidated international sales were $1.3 billion, or 24% of the Company's 1993 sales. Including U.S. exports, international sales accounted for 31% of 1993 consolidated sales. International operating income was $97 million, or 21% of consolidated 1993 operating income. In addition, there was $13 million of equity in earnings from international affiliates in 1993.

         Dana believes the regional operating organizations have positioned the Company to profitably share in the anticipated long-term growth of the worldwide Vehicular and Industrial markets. The Company intends to increase its involvement and investment in international markets in the coming years.

     "Geographic Areas" at page 33 of Dana's 1993 Annual Report is incorporated herein by reference.


MARKETS
- -------

     During the past three years, Dana's sales to Vehicular and Industrial original equipment manufacturers and service parts markets were as follows:

                                            Market Analysis by Business Segment*
                                              Percentage of Consolidated Sales
                                          --------------------------------------
                                          1991              1992            1993
                                          ----              ----            ----
Vehicular Products -
  Original Equipment Manufacturers         47%               50%             54%
  Service Parts                            32%               31%             28%
                                           ---               ---             ---
                               Total       79%               81%             82%

Industrial Products -
  Original Equipment Manufacturers         11%               10%              9%
  Service Parts                            10%                9%              9%
                                           ---               ---             ---
                               Total       21%               19%             18%

*Note: End use of products is not always identifiable but these are reasonable estimates derived from expected customer usages.

          Sales in the Financial Holdings segment consisted of real estate sales and did not exceed 1% of consolidated sales for 1991, 1992 or 1993. Financial Holdings revenues (amounting to less than 5% of Dana's consolidated 1993 total revenues) have been excluded from this market analysis.

CUSTOMER DEPENDENCE
- -------------------

         The Company has thousands of customers and enjoys long-standing business relationships with many of these customers. The Company's attention to price, quality, delivery and service has been recognized by numerous customers who have awarded the Company supplier quality awards. Ford and Chrysler were the only customers accounting for more than 10% of the Company's net sales in 1993. The Company has been supplying product to Ford, Chrysler and their divisions for many years. Sales to Ford, as a percentage of the Company's net sales, were 15%, 17% and 18% in 1991, 1992, 1993, respectively. Sales to Chrysler, as a percentage of net sales, were 8%, 9% and 11% in 1991, 1992, and 1993, respectively. Loss of all or a substantial portion of the Company's sales to Ford, Chrysler or other large vehicle manufacturers, would have a significant adverse effect on the Company's financial results until this lost sales volume could be replaced. This event is considered unlikely in the ordinary course of business and would most likely occur only in the event of a major business interruption such as a prolonged strike at one of the Company's customers.


PRODUCTS
- --------

     The major groups of products within the Vehicular segment are as follows:

                                            Major Product Groups - Vehicular Segment
                                               Percentage of Consolidated Sales
                                            ----------------------------------------

                                               1991            1992            1993
                                               ----            ----            ----
Types of Products
- -----------------
Front and rear axles for highway
  vehicles, primarily trucks                   22.9%           25.3%           28.2%

Engine parts and accessories for
  highway vehicles, such as gaskets,
  seals, pistons, piston rings and filters     16.8%           16.5%           14.3%

Frames for highway vehicles,
  primarily trucks                              8.1%            8.5%            8.1%

Universal joints for highway
  vehicles, primarily trucks                    9.7%           10.2%           10.6%

Other Vehicular products                       21.3%           20.0%           21.2%
                                               -----           -----           -----

     Total                                     78.8%           80.5%           82.4%


     No major product groups within the Industrial or Financial Holdings segments exceeded 10% of consolidated sales during these periods.



MATERIALS
- ---------

     The Company normally does not experience raw material shortages within its operations. Most raw materials and semi-processed or finished items are purchased within the operating regions. Temporary shortages of a particular material or part may occasionally occur, but the various Dana units basically buy from a number of capable, long-term suppliers.

SEASONALITY
- -----------

     Dana's businesses are not considered to be seasonal.

BACKLOG
- -------

     The majority of Dana's products are not on a backlog status. They are produced from readily available materials such as steel and have a relatively short manufacturing cycle. Each operating unit of the Company maintains its own inventories and production schedules. Nearly all products are available from more than one facility. Production capacity is either adequate to handle current requirements or will be expanded to handle anticipated growth in certain product lines.

COMPETITION
- -----------

         In its Vehicular and Industrial products segments, the Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of the Company's major vehicular OEM customers as well as a large number of independent domestic and international suppliers. The competitive environment in these segments has changed dramatically in the past few years as the Company's traditional United States OEM customers, faced with substantial international competition, have expanded their worldwide sourcing of components. In order for Dana to compete both domestically and internationally with suppliers, the Company has established operations in several regions of the world so that Dana can be a strong global supplier of its core products.

         In the Financial Holdings segment, the Company's primary focus is on leasing activities. The Company's competitors include national and regional leasing and finance organizations.

STRATEGY
- --------

         In the Vehicular and Industrial products segments, the Company is actively pursuing three broad strategies.

         The first of these strategies is to increase the Company's involvement and investment in its international markets. The Company has developed a well-defined regional organization in support of this initiative and has competed in world markets for nearly 70 years. The Company has been in Japan for two decades and is well established throughout Europe, South America, and the Asia/Pacific region. In 1993, international sales, including exports from the United States, totaled 31% of net sales. The Company's long-term goal is to derive 50% of its net sales (including exports) from customers outside the United States. Although subject to certain risks, the Company believes broadening its international sales will enable it to offset potential adverse effects of economic downturns in specific countries, source product from the areas of the world which offer the lowest cost, and provide it access to markets which have the greatest growth potential.

- --------

     The Company's second long-term strategic objective is to increase its distribution sales to 50% of net sales. The Company believes that distribution sales are less cyclical than original equipment sales and offer long-term growth potential. To date, the Company has consistently expanded its distribution business by increasing market penetration and broadening its product offerings through internal growth and acquisition. In 1993, the Company's distribution sales were 37% of net sales.

     The Company's third objective is to increase its share of its OEM customers' global component purchases. To accomplish this objective, the Company is focusing on meeting OEM customers' needs in each of the local markets in which they operate, both through exports and by locating manufacturing facilities in markets where key OEM customers have assembly plants.

PATENTS AND TRADEMARKS
- ----------------------

     Dana's proprietary drivetrain, engine parts, chassis, fluid power systems, and industrial power transmission product lines have strong identities worldwide in the Vehicular and Industrial markets which Dana serves.
Throughout these product lines, Dana owns or is licensed to manufacture and/or sell its products under a number of patents and trademarks. These patents, trademarks and licenses have been obtained over a period of years and expire at various times. Dana considers each of them to be of value and aggressively protects its rights throughout the world against infringement. Because the Company is involved with many product lines, the loss of any particular patent, trademark, or license would not materially affect the sales and profits of the Company.

RESEARCH AND DEVELOPMENT
- ------------------------

     Dana's facilities engage in engineering, research and development, and quality control activities to improve the reliability, performance and cost-effectiveness of Dana's existing Vehicular and Industrial products and to design and develop new products for both existing and anticipated applications. To promote efficiency and reduce development costs, Dana's research and engineering people work closely with original equipment manufacturing customers on special product and systems designs. Dana's consolidated worldwide expenditures for engineering, research and development, and quality control programs were $102 million in 1991, $108 million in 1992 and $120 million in 1993.

EMPLOYMENT
- ----------

     Dana's worldwide employment (including consolidated subsidiaries and affiliates) was 36,000 at December 31, 1993.

CASH FLOWS
- ----------

     Dana experiences increases or decreases in cash flows as sales volumes fluctuate in the Vehicular or Industrial business segments. Cash balances are utilized from time to time to purchase additional fixed assets, for acquisitions of new businesses or product lines, for investments and to retire debt. The "Statement of Cash Flows" on page 21 of Dana's 1993 Annual Report is incorporated herein by reference.

ENVIRONMENTAL COMPLIANCE
- ------------------------

     The Company makes capital expenditures in the normal course of business, as necessary, to ensure that its facilities are in compliance with applicable federal, state and local environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on the Company's capital expenditures, earnings or competitive position in 1993, and the Company currently does not anticipate future environmental compliance costs to be material.


EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The executive officers of the Company and their ages as of March 7, 1994, present position(s), and other positions within the past five years are as follows. Unless otherwise indicated, all positions are with Dana. Hayes-Dana
Inc. is a majority-owned subsidiary of Dana. Diamond Savings and Loan Company was a wholly-owned subsidiary of DFHI.

                   Present
Name               Position(s) with                                 Other Positions During
and Age            the Registrant                                   the Past Five Years
- -------            --------------                                   -------------------
S.J. Morcott       Chairman of the Board since              Dana Director since 1985;
(55)               1990 and Chief Executive                 Chairman of the Board of Hayes-
                   Officer since 1989, President            Dana Inc. since 1987 and a
                   and Chief Operating Officer              Director since 1977
                   since 1986

B.R. Reimer        Executive Vice President                 President - Dana Europe, 1986-93
(63)               since 1981


C.H. Hirsch        Executive Vice President                 Senior Vice President,
(59)               since 1991                               1985-91


J.E. Ayers         Chief Financial Officer since            None
(61)               1989, Vice President - Finance
                   since 1986 and Treasurer
                   since 1983

J.M. Magliochetti  President - Dana North                   Automotive President - Dana North
(51)               American Operations                      American Operations, 1990-92;
                   since 1992                               Group Vice President - Dana North
                                                            American Operations, 1985-90

F.E. Bauchiero     Industrial President - Dana              Group Vice President - Dana North
(59)               North American Operations                American Operations, 1989-90;
                   since 1990                               Vice President - Dana North
                                                            American Operations, 1987-89

W.J. Carroll       President - Hayes-Dana Inc.              Vice President and
(49)               since 1993                               General Manager - Aftermarket
                                                            Products Division, 1987-93


B.N. Cole          Vice President - Heavy                   Vice President and General
(51)               Vehicle - Dana North                     Manager - Frame Division,
                   American Operations                      1988-91
                   since 1991


C.J. Eterovic      President - Dana South American          Vice President - Dana South
(59)               Operations since 1993                    American Operations, 1992-93;
                                                            President - Dana Andean Common
                                                            Market, 1979-92

                     Present
Name                 Position(s) with                                 Other Positions During
and Age              the Registrant                                   the Past Five Years
- -------              ----------------                                 ----------------------
M.A. Franklin, III   President - Dana Europe                    Vice President and General
(46)                 since 1993                                 Manager - Spicer Clutch Division
                                                                1991-93; Vice President and General
                                                                Manager - Private Brands and Product
                                                                Planning, 1989-91; Vice President
                                                                and General Manager - Spicer Heavy
                                                                Axle Division, 1984-89


C.W. Hinde           Vice President -                           Director - Corporate Accounting
(55)                 Chief Accounting Officer                   & Taxes, 1986-92
                     since 1992 and Assistant
                     Treasurer since 1986

C.J. McNamara        Vice President-Automotive -                Vice President and General Manager-
(55)                 Dana North American Operations             Victor Products Division, 1987-92
                     since 1993


J.H. Reed            Vice President - Light Vehicle             Vice President and General
(61)                 Dana North American Operations             Manager - Spicer Axle Division,
                     since 1992 and President -                 1987-91
                     Spicer Axle Division since 1991


R.C. Richter         Corporate Controller since                 None
(42)                 1989 and Vice President -
                     Administration since 1987


M.H. Rothlisberger   Vice President and Controller -            Corporate Controller, 1987-89
(50)                 Dana North American
                     Operations since 1989 and
                     Assistant Treasurer since 1985

E.J. Shultz          President - Financial                      Group Vice President - Financial
(51)                 Services since 1990                        Services, 1986-90


J.S. Simpson         President - Dana                           President - Diamond Savings
(53)                 Asia/Pacific Operations                    and Loan Company, 1987-92
                     since 1992


M.J. Strobel         Vice President since 1976,                 None
(53)                 General Counsel since 1970,
                     and Secretary since 1982

     None of the above officers has a family relationship with any other officer or with any director of Dana. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Dana. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders. The first five officers and Mr. Strobel have employment agreements with the Company.

ITEM 2 - PROPERTIES
- -------------------

         Dana owns the majority of the manufacturing facilities and the larger distribution facilities for its Vehicular and Industrial products. A few manufacturing facilities and most of the Company's smaller distribution outlets, service branches, and offices are leased. The facilities, in general, are well-maintained and adapted to the operations for which they are being used, and their productive capacity is adjusted and expanded as required by market and customer growth.

     On a geographic basis, Dana's facilities (including those of consolidated subsidiaries and affiliates) are located as follows:

                                        Dana Facilities by Geographic Region
                                        ------------------------------------
Type of                           North       South                 Asia/
Facility                         America     America    Europe     Pacific    Total
- --------                         -------     -------    ------     -------    -----
Manufacturing                      115           27        43           12      197
Distribution                        58           15       126           33      232
Service Branches, Offices          111            4         9           13      137
                                 -------      -------  ------      -------    -----
                        Total      284           46       178           58      566
                                 =======      =======  ======      =======    =====

ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

         The Company and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business, including those arising out of alleged defects in the Company's products and alleged violations of various environmental laws (including the federal "Superfund" law). Some of the environmental proceedings involve claims for damages and/or potential monetary sanctions. Management and its legal counsel periodically review the probable outcome of pending legal proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage, and the Company's established reserves for uninsured liabilities. While the outcome of these proceedings cannot be predicted with certainty, management believes, based on these reviews, that any liabilities that may result from these proceedings are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

         Included among the foregoing proceedings is the following:

         IN THE MATTER OF DANA CORPORATION - VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. This administrative proceeding was brought in 1990 by the United States Environmental Protection Agency ("USEPA") in Region V, Chicago. USEPA alleges that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner (Bluffton Rubber Company or "BRC") of the storage facility's alleged RCRA status. USEPA seeks to require a RCRA closure of the storage facility and to recover civil penalties of approximately $77,000 from the Company and $55,000 from BRC. The Company has agreed to indemnify BRC for liabilities asserted against BRC arising from alleged RCRA violations during the Company's operation of the storage facility. In June 1992, the Company submitted a settlement proposal to USEPA containing a plan to sample the soil at the storage facility site to establish that no contaminants have been released from materials that the Company stored there. In June 1993, the Indiana Department of Environmental Management ("IDEM"), on behalf of USEPA, notified the Company of its determination that the sampling plan is inadequate. IDEM also issued a Notice of Deficiency with respect to the Company's closure of the storage facility. The Company believes that the Notice of Deficiency imposes obligations which go beyond the appropriate scope of RCRA closure and has initiated discussions with IDEM about the sampling program and the Notice of Deficiency, and with USEPA about the penalty phase of the administrative hearing.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote by Dana's security holders during the fiscal fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

     Dana's common stock is listed on the New York, Pacific, and International (London) Stock Exchanges. On February 17, 1994, there were approximately 25,600 shareholders of record.

     Dividends have been paid on the common stock every year since 1936. Quarterly dividends have been paid since 1942. Management currently anticipates that dividends will continue to be paid in the future.

         "Additional Comments - Shareholders' Investment" at page 42 of Dana's 1993 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------

         "Eleven Year History - Financial Highlights" at page 43 of Dana's 1993 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

         "Management's Discussion and Analysis of Results" at pages 35-36 of Dana's 1993 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The financial statements, together with the report thereon of Price Waterhouse dated February 13, 1994, at pages 18-34 of Dana's 1993 Annual Report and "Unaudited Quarterly Financial Information" at page 42 of Dana's 1993 Annual Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

                                    - None -

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

         Information regarding Dana's directors and executive officers is set out in Part I, Item 1 of this Form 10-K and in Dana's Proxy Statement dated March 4, 1994 for the Annual Meeting of Shareholders to be held on April 6, 1994 (the "1994 Proxy Statement"). "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" from the 1994 Proxy Statement are incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------

         "The Board and Its Committees" and "Executive Compensation" from Dana's 1994 Proxy Statement are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

         "Stock Ownership" from Dana's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

         "Other Transactions" from Dana's 1994 Proxy Statement is incorporated herein by reference.

                                        PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

                                                                               Page in
                                                                             Annual Report
                                                                             -------------
(a)      The following documents are incorporated by reference and

         filed as part of this report:

         (1)   Financial Statements:
               ---------------------

               Introduction to Financial Section                                  17

               Report of Independent Accountants                                  18

               Consolidated Balance Sheet at December 31, 1992 and 1993           19

               Consolidated Statement of Income for the three years ended
                 December 31, 1993                                                20

               Consolidated Statement of Cash Flows for the three years
                 ended December 31, 1993                                          21

               Consolidated Statement of Shareholders' Equity for the three
                 years ended December 31, 1993                                    22

               Comments on Financial Statements                                 23 - 34

               Management's Discussion and Analysis of Results                  35 - 36

               Unaudited Quarterly Financial Information                          42

               Eleven Year History                                                      43

                                                                              Page in
                                                                             Form 10-K
                                                                             ---------
         (2)   Financial Statement Schedules:
               ------------------------------

               Report of Independent Accountants on Financial Statement
                 Schedules for the three years ended December 31, 1993            15

               Property, Plant and Equipment (Schedule V)                         16

               Accumulated Depreciation of Property, Plant and
                 Equipment (Schedule VI)                                          17

               Valuation and Qualifying Accounts and Reserves (Schedule VIII)  18 - 21

               Supplementary Income Statement Information (Schedule X)            22

               Supplementary Information - Stock Plans                         23 - 25

               Supplementary Information - Commitments and Contingencies          26

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)   Exhibits - The Exhibits listed in the "Exhibit Index" are filed as a
               --------
               part of this report.

(b)      Reports on Form 8-K - None
         -------------------

                      Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors
 of Dana Corporation


Our audits of the consolidated financial statements referred to in our report dated February 13, 1994, appearing on

page 18 of the 1993 Annual Report to Shareholders of Dana

Corporation (which report and consolidated financial

statements are incorporated by reference in this Annual

Report on Form 10-K) also included an audit of the Financial

Statement Schedules (Schedules V, VI, VIII and X) listed in

Item 14(a) of this Form 10-K.  In our opinion, these Financial

Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE



Toledo, Ohio
February 13, 1994


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                   ------------------------------------------

 Classification                         Balance at
                                       beginning of         Additions at     Retirements or   Transfers and     Balance at end
                                          period                Cost             Sales            other            of period
                                       ------------         ------------     --------------   -------------      --------------
 Year ended December 31, 1991

 Land and improvements to Land         $   52,796,000      $    2,014,000     $  (1,619,000)    $    (345,000)   $   52,846,000

 Building and building fixtures           455,904,000          20,287,000       (11,606,000)         (981,000)      463,604,000

 Machinery and equipment                1,892,917,000         125,936,000       (91,610,000)      (36,222,000)    1,891,021,000
                                       --------------      --------------     --------------      ------------   --------------
 Total                                 $2,401,617,000      $  148,237,000     $(104,835,000)    $ (37,548,000)   $2,407,471,000
                                       ==============      ==============     ==============    ==============   ==============

 Year ended December 31, 1992

 Land and improvements to Land         $   52,846,000      $    1,360,000     $    (545,000)    $   1,012,000    $   54,673,000

 Building and building fixtures           463,604,000           9,222,000        (9,596,000)       (8,395,000)      454,835,000

 Machinery and equipment                1,891,021,000         101,392,000       (67,670,000)        5,744,000     1,930,487,000
                                       --------------      --------------     --------------    -------------    --------------
 Total                                 $2,407,471,000      $  111,974,000     $ (77,811,000)       (1,639,000)   $2,439,995,000
                                       ==============      ==============     ==============    ==============   ==============

 Year ended December 31, 1993

 Land and improvements to Land         $   54,673,000      $      716,000     $  (4,142,000)    $     395,000    $   51,642,000

 Building and building fixtures           454,835,000          11,812,000       (14,419,000)       (1,985,000)      450,243,000

 Machinery and equipment                1,930,487,000         192,617,000       (89,150,000)       (6,576,000)    2,027,378,000
                                       --------------      --------------     --------------    --------------   --------------
 Total                                 $2,439,995,000      $  205,145,000     $(107,711,000)    $  (8,166,000)   $2,529,263,000
                                       ==============      ==============     ==============    ==============   ==============


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------
    SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
    -----------------------------------------------------------------------

 Classification                         Balance at
                                       beginning of        Additions at    Retirements or   Transfers and      Balance at end
                                          period               Cost            Sales            other             of period
                                       ------------        ------------    --------------   -------------       --------------
 Year ended December 31, 1991

 Land and improvements to Land         $   11,868,000     $      768,000    $    (288,000)    $     (20,000)    $   12,328,000

 Building and building fixtures           142,640,000         11,732,000       (3,854,000)       (7,335,000)       143,183,000

 Machinery and equipment                1,015,425,000        136,339,000      (73,923,000)       (8,211,000)     1,069,630,000
                                       --------------     --------------    --------------    --------------    --------------
 Total                                 $1,169,933,000     $  148,839,000    $ (78,065,000)    $ (15,566,000)    $1,225,141,000
                                       ==============     ==============    ==============    ==============    ==============

 Year ended December 31, 1992

 Land and improvements to Land         $   12,328,000     $      757,000    $    (224,000)    $     (20,000)    $   12,841,000

 Building and building fixtures           143,183,000         13,918,000       (3,433,000)        3,190,000        156,858,000

 Machinery and equipment                1,069,630,000        132,605,000      (60,014,000)       15,168,000      1,157,389,000
                                       --------------     --------------    --------------    -------------     --------------
 Total                                 $1,225,141,000     $  147,280,000    $ (63,671,000)       18,338,000     $1,327,088,000
                                       ==============     ==============    ==============    =============     ==============

 Year ended December 31, 1993

 Land and improvements to Land         $   12,841,000     $      717,000    $    (261,000)    $    (201,000)    $   13,096,000

 Building and building fixtures           156,858,000         13,795,000       (4,997,000)          501,000        166,157,000

 Machinery and equipment                1,157,389,000        128,219,000      (77,093,000)         (565,000)     1,207,950,000
                                       --------------     --------------    --------------    --------------    --------------
 Total                                 $1,327,088,000     $  142,731,000    $ (82,351,000)    $    (265,000)    $1,387,203,000
                                       ==============     ==============    ==============    ==============    ==============

DEPRECIATION:

Depreciation for the more important groups of property purchased or constructed by the Company is based on the following service lives:


                                                                                                               Years
                                                                    Buildings                                 10 to 45
                                                                    Machinery and equipment                    3 to 12
                                                                    Furniture, fixtures and other assets       3 to 10


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

       SCHEDULE VIII(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       -----------------------------------------------------------------

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                   ------------------------------------------

                                                                         Adjustment
                                                     Trade accounts       arising
                                                       receivable       from change
                         Balance at     Additions    "written off"      in currency      Balance at
                         beginning       charged        net of         exchange rates      end of
                         of period      to income     recoveries       and other items     period
                         ---------      ---------    --------------    ---------------   ----------
Year end

  December 31, 1991      $19,412,000    $6,662,000    $(7,204,000)      $  253,000     $19,123,000

  December 31, 1992      $19,123,000    $7,629,000    $(8,826,000)      $ (526,000)    $17,400,000

  December 31, 1993      $17,400,000    $7,477,000    $(7,950,000)      $ ( 99,000)    $16,828,000




                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

       SCHEDULE VIII(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       -----------------------------------------------------------------

                   ALLOWANCE FOR BAD DEBTS - LEASE FINANCING
                   -----------------------------------------


                                                        Amounts
                         Balance at     Additions    "written off"                   Balance at
                         beginning       charged        net of                         end of
                         of period      to income     recoveries       Other           period
                         ---------      ---------    --------------    --------      ----------
Year end

  December 31, 1991      $38,024,000    $30,726,000   $(23,737,000)   $(600,000)(1)  $44,413,000

  December 31, 1992      $44,413,000    $19,520,000   $(22,250,000)   $(570,000)(1)  $41,113,000

  December 31, 1993      $41,113,000    $12,049,000   $(14,796,000)   $(126,000)(1)  $38,240,000




  (1) Transfer of allowances from lease financing to loans receivable and other assets.



                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

       SCHEDULE VIII(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       -----------------------------------------------------------------

                           ALLOWANCE FOR LOAN LOSSES
                           -------------------------



                                                            Loans
                                                          receivable
                         Balance at    Additions         "written off"                       Balance at
                         beginning      charged             net of          Acquisitions       end of
                         of period     to income          recoveries      and other items      period
                         ---------     ---------        -------------     ---------------    -----------
Year end

  December 31, 1991     $ 3,088,000   $ 6,442,000        $ (1,609,000)      $1,179,000 (1)   $ 9,100,000

  December 31, 1992     $ 9,100,000   $ 9,234,000        $   (505,000)      $8,989,000 (2)   $26,818,000

  December 31, 1993     $26,818,000   $(1,848,000)(3)    $(10,544,000)      $   96,000       $14,522,000




(1) Transfer of allowances from lease financing to loans receivable and purchase of loans from Diamond Savings and Loan.

(2) Transfer of allowances for loans retained subsequent to the sale of Diamond Savings and Loan's assets.

(3) Includes $4,255,000 reversal of reserves provided in prior years.





                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

       SCHEDULE VIII(d) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       -----------------------------------------------------------------

                       VALUATION ALLOWANCE - REAL ESTATE
                       ---------------------------------


                                                        Amounts
                         Balance at     Additions    "written off"                     Balance at
                         beginning       charged        net of                           end of
                         of period      to income     recoveries          Other          period
                         ---------      ---------    -------------     -----------     ----------
Year end

  December 31, 1991      $22,605,000    $ 5,849,000   $( 6,786,000)    $ 3,021,000 (1)  $24,689,000

  December 31, 1992      $24,689,000    $20,009,000   $( 6,105,000)    $ 3,989,000 (1)  $42,582,000

  December 31, 1993      $42,582,000    $10,743,000   $(14,509,000)    $ 2,238,000 (2)  $41,054,000


(1) Purchase of real estate from Diamond Savings and Loan.

(2) Includes reduction of $3,560,000 as reclassified to reserve on equity investment and an increase of $5,798,000 reclassification from other assets.





                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
            -------------------------------------------------------


                              1991             1992             1993
                              ----             ----             ----
Maintenance and repairs    $74,497,000      $76,559,000      $92,726,000



     There were no other items, required by this section, which exceeded one percent of consolidated revenue.



                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
               -------------------------------------------------


EMPLOYEE STOCK OPTION PLANS
- ---------------------------

     The Company has in effect two stock option plans for employees which were approved by the shareholders in 1977 and 1982. The 1982 Plan was amended with shareholder approval in 1988 and 1993. These plans authorize the grant of options and/or stock appreciation rights ("SARs") to key employees to purchase 3,000,000 and 5,950,000 shares, respectively, of common stock at exercise prices no less than 85% of the market value of such stock at date of grant; the exercise periods may extend for no more than ten years from date of grant. All options and SARs granted to date under these two plans have been granted at 100% of the market value of the Company's common stock at the date of grant.

     The number of shares above and all references below to the number of shares and per share prices have been adjusted for all stock dividends and distributions subsequent to the dates the plans were approved by the shareholders, including the October 10, 1983 three-for-two stock split.


     The number of shares subject to options (by year of grant) at December 31, 1993, and the exercise prices per share were as follows:

                             Number of             Average Price
                              Shares                Per Share               Total
                             ---------             -------------            -----
Year granted -


     1984                      27,047               $   22.13            $  598,400
     1985                      13,650                   25.88               353,200
     1986                      90,295                   31.56             2,849,900
     1987                      73,600                   46.88             3,450,000
     1988                     130,626                   37.50             4,898,500
     1989                      85,475                   42.12             3,599,700
     1990                     206,894                   36.50             7,551,600
     1991                     154,600                   32.75             5,062,700
     1992                     552,322                   40.31            22,265,500
     1993                     362,750                   54.80            19,878,100
                            ---------                                   -----------
                            1,697,259                                   $70,507,600
                            =========                                   ===========

     At December 31, 1993, there were 3,291,278 shares available for future grants under the 1982 Plan, as amended. No shares have been available for grants under the 1977 Plan since 1987, and there were no SARs outstanding at December 31, 1993.


     Options becoming exercisable and options exercised, their exercise prices and their market prices during the three years ended December 31, 1993, under these plans were as follows:

                                      Exercise Price            Market Price
                                   --------------------     -------------------
                         No.       Avg. Per                  Avg. Per
                        Shares      Share      Aggregate      Share      Aggregate
                        ------     --------    ---------     --------    ---------

Options becoming
  exercisable
  (Market prices
  at dates
  exercisable):

Year ended
  December 31,


     1991              188,088    $39.00    $ 7,336,000         $32.14   $ 6,046,000
     1992              248,012     36.98      9,172,000          41.17    10,211,000
     1993              333,562     38.42     12,817,000          53.60    17,878,000

Options exercised
  (Market prices
  at dates
  exercised):

Year ended
  December 31,


     1991              69,024     $18.56    $ 1,281,000         $30.70   $ 2,119,000
     1992             300,209      21.83      6,554,000          34.52    10,363,000
     1993             405,368      30.94     12,541,000          48.06    19,483,000

     The amount by which proceeds exceeded the par value of shares issued under options was credited to additional paid-in capital. No amounts were charged against income either at the time of granting options or issuing shares.


     The following table sets forth (1) the aggregate number of shares of the Company's common stock subject at December 31, 1993, to outstanding options, (2) the average exercise prices per share of such options, (3) the aggregate exercise prices of such options, (4) the ranges of expiration dates of such options, and (5) the aggregate market values of such shares at February 17, 1994, based on $58.38 per share, the closing sales price in the New York Stock Exchange Composite Transactions Index as reported in THE WALL STREET
JOURNAL:

                 Aggregate                                                Aggregate
               No. of Shares     Average                                    Market
                 Covered By     Exercise     Aggregate      Range of       Value at
                Outstanding      Price       Exercise      Expiration    February 17,
                  Options      Per Share       Price          Dates          1994
               -------------   ---------     ---------     ----------    -----------
1977 Plan         168,147       $ 36.79     $ 6,185,400     7/16/94      $ 9,816,400
                                                              to
                                                            7/13/97


1982 Amended    1,529,112       $ 42.06     $64,322,000     7/16/94      $89,269,600
     Plan                                                     to
                                                            7/19/03

     At December 31, 1993, 1,093 employees of the Company and its subsidiaries and affiliates held exercisable options under the Company's stock option plans, consisting of 276 employees under the 1977 Plan and 817 employees (some of whom also held options under the 1977 Plan) under the 1982 Amended Plan.

EMPLOYEES' STOCK PURCHASE PLAN
- -----------------------------
     With respect to the Company's Amended Employees' Stock Purchase Plan, as of December 31, 1993, 27,500 employees of the Company and its subsidiaries were eligible to participate. Of such employees, 6,733 were participating at December 31, 1993.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
- -----------------------------------------

     In 1993, the shareholders approved a stock option plan for non-employee Directors of the Company. The plan provides for the granting of options to purchase the Company's common stock at prices equal to the market value of the stock at the date of grant. The options are exercisable after one year for a period not to exceed ten years from the date of grant. In 1993, options were granted for 10,500 shares at an exercise price of $48.50 per share. The expiration date of the options is 4/19/03. At December 31, 1993, no stock options were exercisable and there were 54,500 shares available for future grant. At February 17, 1994, the aggregate exercise price of options outstanding under the Plan was $509,300 and the aggregate market value of those options was $613,000.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
               -------------------------------------------------


COMMITMENTS AND CONTINGENCIES
- -----------------------------
     As discussed on page 27 of the 1993 Annual Report under the comments on "Commitments and Contingencies," the Company and its consolidated subsidiaries are parties to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and products liability claims.

     With respect to environmental claims, the Company is involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at Superfund sites where the Company has been named as a potentially responsible party. Based on currently available facts, existing technology, and presently enacted environmental laws and regulations, the Company estimates that it will incur costs of approximately $38 million in connection with these actions, including the costs of investigation and remediation and administrative and legal expenses. This amount has been recorded in the accounts net of probable recoveries of $6 million from insurance and other sources. If circumstances change, these estimates may change.

     With respect to product liability claims, from time to time the Company is named in proceedings involving alleged defects in its products. Currently included in such proceedings are a large number of claims (most of which are relatively small) based on alleged asbestos-related personal injuries. At December 31, 1993, 20,000 such claims were outstanding, of which 9,600 were subject to pending settlement agreements. The Company has agreements with its insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. The Company is also a party to a small number of asbestos-related property damage proceedings. The Company's insurance carriers are paying the major portion of the defense costs in connection with such cases, and the Company has incurred no indemnity costs to date. The Company estimates that its total liability for product liability claims is approximately $73 million. This amount has been recorded in the accounts net of probable recoveries of $54 million from insurance and other sources. If circumstances change, these estimates may change.


                                    EXHIBIT INDEX
                                    -------------
EXHIBIT                                                                      PAGE NO.
- -------                                                                      --------
  3-A     Restated Articles of Incorporation, as amended
          December 13, 1989 (filed by reference to Exhibit
          3-A to Registrant's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1990)

  3-B     Restated By-Laws of Registrant, effective February 28, 1994

  4-A Specimen Single Denomination Stock Certificate of Registrant (filed by reference to Exhibit 4 to Registrant's Registration Statement No. 33-47863 on
          Form S-3, filed on May 13, 1992)

          No class of long-term debt of Registrant exceeds 10% of Registrant's total assets. Registrant agrees to furnish copies of agreements defining the rights of debt holders to the Securities and Exchange Commission upon request.

  4-B     Rights Agreement, dated as of July 14, 1986, between
          Registrant and Chemical Bank (successor to Manufacturers
          Hanover Trust Company), Rights Agent (filed by reference to Exhibit 1 to Registrant's Form 8-K dated July 18, 1986)

  4-C Amendment to Rights Agreement, dated as of December 12, 1988, between Registrant and Chemical Bank (successor to
          Manufacturers Hanover Trust Company), Rights Agent (filed by reference to Exhibit 1 to Registrant's Form 8-K dated
          December 12, 1988)

 10-A     Additional Compensation Plan, amended effective May 1, 1991
          (filed by reference to Exhibit 10-A to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1992)

 10-D(1) 1977 Incentive Stock Option Plan, as amended (filed by reference to Exhibit 1-D to Registration Statement
          No. 2-60466 filed December 13, 1977 and to Registrant's
          Proxy Statement for its Annual Meeting of Shareholders held on December 3, 1980)

 10-D(2) Amendment to 1977 Incentive Stock Option Plan, dated December 15, 1986 (filed by reference to Exhibit 10-D(2) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1986)

 10-D(3) Amendment to 1977 Incentive Stock Option Plan, dated December 10, 1990 (filed by reference to Exhibit 10-D(3) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1991)

 10-E     1982 Amended Stock Option Plan (filed by reference to
          Exhibit A to Registrant's Proxy Statement for its
          Annual Meeting of Shareholders held on April 7, 1993)


EXHIBIT                                                                 PAGE NO.
- -------                                                                 --------
 10-F     Excess Benefits Plan, amended effective January 29,
          1993 (filed by reference to Exhibit 10-F to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992)

 10-G(1)  Retirement Plan (filed by reference to Exhibit 10-G to
          Registrant's Report on Form 10-Q for the quarter ended
          September 30, 1989)

 10-G(2)  Second Amendment to Retirement Plan, dated March 15, 1990
          (filed by reference to Exhibit 10-G(2) to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1990)

 10-G(3)  Third Amendment to Retirement Plan, adopted December 6,
          1991 (filed by reference to Exhibit 10-G(3) to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1991)

 10-G(4)  Fourth Amendment to Retirement Plan, adopted February 11,
          1993 (filed by reference to Exhibit 10-G(4) to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992)

 10-G(5)  Fifth Amendment to Retirement Plan, dated May 17, 1993
          (filed by reference to Exhibit 10-G(5) to Registrant's
          Report on Form 10-Q for the quarter ended June 30, 1993)

 10-H     Directors Retirement Plan, amended effective January 26,
          1993 (filed by reference to Exhibit 10-H to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992)

 10-I(1)  Director Deferred Fee Plan, amended effective May 1, 1991

 10-I(2) Trust Agreement between Registrant and Society Bank and Trust dated October 18, 1993, under which Messrs. Bailar, Carpenter,
          DiFederico, Fridholm, Hiner, Singletary, Stevenson and Sumner are each, and separately, beneficiaries

 10-J(6)  Employment Agreement between Registrant and Southwood J.
          Morcott, dated December 14, 1992 (filed by reference to
          Exhibit 10-J(6) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

 10-J(7)  Employment Agreement between Registrant and Martin J.
          Strobel, dated December 14, 1992 (filed by reference to Exhibit 10-J(7) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1992)

 10-J(8) Employment Agreement between Registrant and Carl H. Hirsch, dated December 14, 1992 (filed by reference to Exhibit
          10-J(8) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

EXHIBIT                                                                    PAGE NO.
- -------                                                                   --------
 10-J(10) Employment Agreement between Registrant and James E. Ayers, dated December 14, 1992 (filed by reference to Exhibit
          10-J(10) to Registrant's Annual Report on Form 10-K
          for the fiscal year ended December 31, 1992)

 10-J(11) Employment Agreement between Registrant and Borge R. Reimer, dated December 14, 1992 (filed by reference to Exhibit
          10-J(11) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

 10-J(12) Employment Agreement between Registrant and
          Joe M. Magliochetti, dated December 14, 1992 (filed by reference to Exhibit 10-J(12) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended
          December 31, 1992)

 10-J(13) Collateral Assignment Split-Dollar Insurance Agreement for
          Universal Life Policies between Registrant and
          Southwood J. Morcott, dated April 18, 1989.  Messrs. Reimer,
          Hirsch, Ayers and Magliochetti have substantially identical
          Agreements. (Filed by reference to Exhibit 10-J(13) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

 10-K     Supplemental Benefits Plan, amended effective
          January 29, 1993

 10-L(1)  1989 Restricted Stock Plan (filed by
          reference to Exhibit A of the Registrant's Proxy
          Statement for its Annual Meeting of Shareholders held on April 5, 1989)

 10-L(2) First Amendment to 1989 Restricted Stock Plan, adopted December 10, 1990 (filed by reference to Exhibit 10-L(2) to Registrant's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1991)

 10-L(3) Second Amendment to 1989 Restricted Stock Plan, adopted October 18, 1993.

 10-M     Directors' Stock Option Plan (filed by reference to
          Exhibit B to Registrant's Proxy Statement for its
          Annual Meeting of Shareholders held on April 7, 1993)

 13       The following sections of the 1993 Annual Report to
          Shareholders:

          Business Segments (at pages 31-32 of the Annual Report)

          Geographic Areas (at page 33 of the Annual Report)

          Statement of Cash Flows (at page 21 of the Annual Report)

          Additional Comments - Shareholders' Investment
            (at page 42 of the Annual Report)

          Eleven Year History - Financial Highlights (at page 43 of the Annual Report)

          Management's Discussion and Analysis of Results
            (at pages 35-36 of the Annual Report)

          Introduction to Financial Section, Financial Statements and Independent Accountants' Report (at pages 17-34 of the Annual Report)

          Unaudited Quarterly Financial Information (at page 42 of the Annual Report)



EXHIBIT                                                                   PAGE NO.
- -------                                                                  --------

 21       List of Subsidiaries of Registrant

 23       Consent of Price Waterhouse

 24       Power of Attorney



Note: Exhibits 10-A through 10-M are management contracts or compensatory plans required to be filed as exhibits to this Form 10-K pursuant to
         Item 14(c) of this report.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DANA CORPORATION
                                  ------------------------------------------
                                                (Registrant)

Date:      March 14, 1994         By: Martin J. Strobel
      -------------------------      ---------------------------------------
                                      Martin J. Strobel, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:      March 14, 1994                       Southwood J. Morcott
      -------------------------                 -----------------------------------------------
                                                Southwood J. Morcott, Chairman of the Board
                                                of Directors, Chief Executive Officer,
                                                President and Chief Operating Officer

Date:      March 14, 1994                       James E. Ayers
      -------------------------                 -----------------------------------------------
                                                James E. Ayers, Chief Financial Officer,
                                                Vice President - Finance and Treasurer

Date:      March 14, 1994                       Charles W. Hinde
      -------------------------                 -----------------------------------------------
                                                Charles W. Hinde, Chief Accounting Officer,
                                                Vice President and Assistant Treasurer

Date:      March 14, 1994                      * B. F. Bailar
      -------------------------                 -----------------------------------------------
                                                 B. F. Bailar, Director

Date:      March 14, 1994                      * E. M. Carpenter
      -------------------------                 -----------------------------------------------
                                                 E. M. Carpenter, Director

Date:
      -------------------------                 -----------------------------------------------
                                                 E. Clark, Director

Date:      March 14, 1994                      * M. A. DiFederico
      -------------------------                 -----------------------------------------------
                                                 M. A. DiFederico, Director

Date:      March 14, 1994                      * R. T. Fridholm
      -------------------------                 -----------------------------------------------
                                                 R. T. Fridholm, Director

Date:      March 14, 1994                      * G. H. Hiner
      -------------------------                 -----------------------------------------------
                                                 G. H. Hiner, Director

