Form 10-Q
period 1994-03-31
DANA CORP
filed 1994-05-10
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



____                              FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
____                 Of the Securities Exchange Act of 1934


                                                          Commission
For the Quarterly Period Ended  March 31, 1994            File Number 1-1063
                               ----------------                       ------

                               Dana Corporation
- - ----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Virginia                                     34-4361040
- - ---------------------------------             ------------------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                 Identification Number)


   4500 Dorr Street, Toledo, Ohio                         43615
- - ----------------------------------------      ------------------------------
(Address of Principal Executive Offices)               (Zip Code)


                   (419) 535-4500
- - ----------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X      No
                                  ----       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at March 31, 1994
  -------------------------------            -----------------------------
   Common stock of $1 par value                        49,318,422

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                     INDEX


                                                                                      Page Number
                                                                                      -----------
Cover                                                                                      1

Index                                                                                      2

Part I.          Financial Information

                 Item 1.  Financial Statements

                          Condensed Balance Sheet
                             December 31, 1993 and
                             March 31, 1994                                                3

                          Statement of Income
                               Three Months Ended
                               March 31, 1993 and 1994                                     4

                          Condensed Statement of Cash Flows
                               Three Months Ended
                               March 31, 1993 and 1994                                     5

                          Notes to Condensed Financial Statements                        5 - 6

                 Item 2.  Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                             7 - 9

Part II.         Other Information

                 Item 1.  Legal Proceedings                                               10

                 Item 4.  Submission of Matters to a Vote of
                               Security Holders                                           11

                 Item 5.  Other Information                                               11

                 Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures                                                                                13

Exhibit Index                                                                             14



                         PART I.  FINANCIAL INFORMATION



ITEM 1.                        DANA CORPORATION
- - -------
                      CONDENSED BALANCE SHEET (Unaudited)

                             (Dollars in Millions)


            Assets                             December 31, 1993    March 31, 1994
            ------                             -----------------    --------------
Cash                                             $   49.5              $   30.0
Marketable Securities, at Cost
  Which Approximates Market                          28.1                  33.2
Accounts Receivable, Less
  Allowance for Doubtful Accounts                   790.5                 923.0
Inventories
  Raw Materials                                     141.8                 152.6
  Work in Process and Finished Goods                508.1                 498.1
Lease Financing                                     849.3                 852.6
Investments and Other Assets                        846.3                 798.9
Deferred Income Tax Benefits                        276.2                 271.1
Property, Plant and Equipment                     2,529.3               2,565.0
Less - Accumulated Depreciation                  (1,387.2)             (1,406.8)
                                                 --------              --------

             Total Assets                        $4,631.9              $4,717.7
                                                 ========              ========



  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                  $  474.1              $  570.0
Accounts Payable                                    310.6                 342.3
Other Liabilities                                   684.7                 694.4
Deferred Employee Benefits                        1,011.5               1,023.4
Long-Term Debt                                    1,207.4               1,109.6
Minority Interest                                   142.2                 142.1
Shareholders' Equity                                801.4                 835.9
                                                 --------              --------

             Total Liabilities and
                     Shareholders' Equity        $4,631.9              $4,717.7
                                                 ========              ========




ITEM 1. (Continued)
- - -------
                                DANA CORPORATION

                        STATEMENT OF INCOME (Unaudited)

                 (Dollars in Millions Except Per Share Amounts)


                                                                Three Months Ended March 31
                                                    ------------------------------------------------------
                                                           1993                                   1994
                                                    ------------------------------------------------------
                                                        As Reported         As Restated
                                                    ------------------------------------------------------
Net Sales                                                $ 1,323.5            $ 1,323.5          $ 1,596.7
Revenue from Financial Holdings
  and Other Income                                            38.9                 38.9               33.8
Foreign Currency Adjustments                                  (7.2)                (7.2)              (7.7)
                                                         ---------            ---------          ---------

                                                           1,355.2              1,355.2            1,622.8
                                                         ---------            ---------          ---------


Cost of Sales                                              1,135.3              1,135.3            1,359.1
Restructuring Charges                                          6.9                  6.9                3.8
Selling, General and
  Administrative Expenses                                    129.5                129.5              145.6
Interest Expense                                              36.5                 36.5               28.0
                                                         ---------            ---------          ---------

                                                           1,308.2              1,308.2            1,536.5
                                                         ---------            ---------          ---------

Income Before Income Taxes                                    47.0                 47.0               86.3
Estimated Taxes on Income                                     23.5                 23.5               40.1
                                                         ---------            ---------          ---------
Income Before Minority Interest
  and Equity in Earnings of Affiliates                        23.5                 23.5               46.2
Minority Interest                                             (2.4)                (2.4)              (3.2)
Equity in Earnings of Affiliates                               2.4                  2.4                4.7
                                                         ---------            ---------          ---------

Income Before Effect of a
  Change in Accounting Principle                              23.5                 23.5               47.7
Effect on Prior Years of the
  Change in Accounting for
  Postemployment Benefits                                                         (48.9)
                                                          --------            ---------          ---------

Net Income (Loss)                                        $    23.5            $   (25.4)         $    47.7
                                                         =========            =========          =========

Net Income Per Common Share
  Before Effect of a Change
  in Accounting Principle                                   $ 0.51               $ 0.51             $ 0.97
Effect on Prior Years of the Change
  in Accounting for Postemployment
  Benefits                                                                        (1.06)
                                                            ------               ------             ------

Net Income (Loss) Per Common Share                          $ 0.51               $(0.55)            $ 0.97
                                                            ======               ======             ======

Dividends Declared and Paid per
  Common Share                                              $ 0.40               $ 0.40             $ 0.40
                                                            ======               ======             ======

Average Number of Shares Outstanding
  (in millions)                                               46.0                 46.0               49.3




ITEM 1. (Continued)
- - -------
                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                             (Dollars in Millions)

                                                                        Three Months Ended March 31
                                                                      --------------------------------

                                                                       1993                    1994
                                                                       ----                    ----

Net Income (Loss)                                                    $  (25.4)                $   47.7
Effect on Prior Years of the Change in
  Accounting for Postemployment Benefits                                 48.9
Depreciation and Amortization                                            48.0                     55.4
Net Change in Receivables, Inventory and Payables                        (9.1)                   (43.6)
Other                                                                     7.0                      5.3
                                                                     --------                 --------
          Net Cash Flows from Operating Activities                       69.4                     64.8
                                                                     --------                 --------


Purchases of Property, Plant and Equipment                              (30.7)                   (46.1)
Net Cash Flows-Leasing Activities                                        17.3                   (145.1)
Net Cash Flows-Lending Activities                                        (7.9)                     3.2
Other                                                                     8.8                      5.0
                                                                     --------                 --------
          Net Cash Flows-Investing Activities                           (12.5)                  (183.0)
                                                                     --------                 --------


Net Change in Short-Term Debt                                           (54.9)                    78.7
Proceeds from Long-Term Debt                                            296.2                    188.0
Payments on Long-Term Debt                                             (280.0)                  (146.9)
Dividends Paid                                                          (18.4)                   (19.7)
Other                                                                     3.9                      3.7
                                                                     --------                 --------
          Net Cash Flows-Financing Activities                           (53.2)                   103.8
                                                                     --------                 --------

          Net Change in Cash and Cash Equivalents                    $    3.7                 $  (14.4)
                                                                     ========                 ========



                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                 (Dollars in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of the results for the unaudited interim periods have been included.

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc.
     (DFHI) is included in the consolidated financial statements. The following is a recap of the revenue, net income and total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

ITEM 1.  (Continued)
- - -------

NOTE 2.  (Continued)



                                       DIAMOND FINANCIAL HOLDINGS, INC.

                                         Three Months Ended March 31
                                         ---------------------------
                                       1993                      1994
                                       ----                      ----
      Revenue                          $   41.0                  $   41.9

      Net Income                            1.9                       3.8


                                       December 31, 1993   March 31, 1994
                                       -----------------   --------------
      Total Assets                          $1,310.3           $1,308.2

      Total Liabilities                      1,215.3            1,213.6
                                            --------           --------

      Shareholder's Equity                  $   95.0           $   94.6
                                            ========           ========



3. In January 1994, Dana announced the adoption of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. This accounting change resulted in a one-time charge to first quarter 1993 net income of $48.9 million ($1.06 per share). First quarter 1993 results of operations have been restated to reflect adoption of SFAS 112.

4. On April 18, 1994, Dana's Board of Directors approved a two-for-one stock split effective for stockholders of record on June 1, 1994. Financial information issued subsequent to the effective date will be adjusted to reflect the stock split.

ITEM 2.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - -------                  ---------------------------------------
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ----------------------------------------------

Liquidity and Capital Resources
- - -------------------------------

(Dollars in Millions)

     Expenditures for property, plant and equipment were $46 for the first three months of 1994, compared to $31 for the first three months of 1993. This higher level of capital spending is attributable to an increased worldwide demand for Dana products and the Company's commitment to productivity and product quality improvements. Capital expenditures for 1994 are currently projected to be approximately $295 compared to actual expenditures of $178 for 1993.

     Dana Corporation and its consolidated subsidiaries' first quarter 1994 short-term debt totaled $570 which is up $96 from year end 1993. This increase offsets the reduction in long-term debt over the same period as maturities of the long-term debt were replaced with new short-term borrowings. Dana, excluding financial holdings subsidiaries Diamond Financial Holdings, Inc.(DFHI) and Dana Credit Corporation (DCC), funds its corporate short-term debt through the issuance of commercial paper and bank borrowings. To fund short-term working capital requirements, Dana arranged $355 in committed credit facilities to back up commercial paper issuance and $676 in uncommitted lines available for bank borrowings. At March 31, 1994, Dana's domestic and international short-term borrowings were $160, compared to $155 at December 31, 1993. DFHI funds short-term debt through bank borrowings. DFHI had bank lines totaling $135 at March 31, 1994, and $130 was borrowed against these lines.
DCC funds domestic and international debt through commercial paper and bank borrowings. DCC had committed commercial paper back-up lines amounting to $250 and uncommitted bank borrowing lines of $225. At March 31, 1994, DCC and its subsidiaries had a short-term debt position of $278, which was slightly lower than at year end 1993.

     The Company's consolidated long-term debt was reduced to $1,110 at March 31, 1994, from $1,207 at December 31, 1993. This decrease offsets the increase in short-term debt over the same period as the maturities of the long-term debt were replaced with short-term borrowings. On March 1, 1994, Dana redeemed at par the remaining $3 of its 5 7/8% debentures with an effective yield of 12.4%.

     The Company's management evaluates its operations on an ongoing basis to identify non-strategic and under-performing assets. Pursuant to these evaluations, restructuring plans are developed which may result in abandonment, consolidation or relocation of operations. Estimated costs incurred in the implementation of these plans are charged to restructuring expense and include employee benefits, losses on disposal of assets and other expenses incidental to the restructuring activities. Restructuring expense for the first quarter of 1994 was $4 compared to $7 for the same period in 1993. Dana's liquidity and cash flows will not be materially impacted by these actions. It is anticipated that Dana's operations over the long term will benefit form these realignment strategies.

     Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of March 31,1994 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that any liabilities that may result from these proceedings are not likely to have a material effect on the Company's liquidity, financial condition or results of operations. In connection with product liability and environmental claims, the Company has recorded an estimated gross liability of $107 and probable recoveries of $56. It is not anticipated that the timing of the cash flows for these liabilities will have a material effect on the liquidity of the Company.

     Dana anticipates that net cash flows from operating activities, along with available short-term and medium-term financing capabilities, will be sufficient to meet its funding requirements for 1994.

- - -------

Results of Operations (First Quarter 1994 vs First Quarter 1993)
- - ----------------------------------------------------------------

(Dollars in Millions)

     Dana's worldwide sales for the quarter ended March 31, 1994, were $1,597, up 21% over the $1,324 of the same period in 1993. The sales increase was led by a 24% increase in sales to the original equipment (O.E.) highway vehicular market where production schedules remained strong, particularly in the U.S.

     First quarter 1994 sales of vehicular components and parts for use on automobiles, trucks and trailers were $1,278, an increase of 22% over 1993's first quarter. Dana's first quarter sales to the U.S. light truck market, which consists of pick-up trucks, minivans and sport utility vehicles, rose 25% above the same period last year. Sales of U.S. heavy truck components rose 28% over 1993's first quarter level. O.E. vehicular component sales from Dana's South American and Canadian operations also increased.

     Dana's worldwide mobile off-highway O.E. component operations also experienced sales growth. Sales to that market were up 35% over the same period in the prior year, reflecting strength in the construction and agricultural machinery segments.

     Consolidated distribution sales were $538, up 15% over first quarter 1993 with auto distribution up 14%, truck parts up 19% and mobile-off highway/industrial up 14%. Harsh weather conditions in the U.S., infrastructure rebuilding, strength in the agricultural market and the addition of sales by the Reinz group of companies which Dana acquired in the third quarter of 1993 contributed to Dana's increase in distribution sales. Industrial OE component sales were down 6% on a worldwide basis from last year's first quarter, due primarily to continuing weakness in Europe.

     Consolidated international sales for Dana were $361, up 21% over first quarter 1993. Dana's South American operations experienced strong sales growth (27%), while Asia Pacific showed an improvement of (12%) over the first quarter of 1993. Dana's sales in Europe increased 34% over first quarter 1993, almost exclusively due to the Reinz acquisition.

     Revenue from Financial Holdings and other income decreased 13% to $34 in the first quarter of 1994, in large part due to the first quarter 1993 sales of certain manufacturing facilities at a gain.

     Foreign currency translation losses for the quarter ended March 31, 1994, were $8, 7% higher than the same period in 1993. The losses in both years were almost exclusively related to Dana's Brazilian operations.

     Dana's gross margin increased from 14% in the first quarter of 1993 to nearly 15% in the first quarter of 1994. North American margins benefited from higher sales volumes while all other regions experienced comparable margins to the first quarter of 1993.

     Restructuring charges for the first quarter of 1994 decreased to $4 from $7 in 1993's first quarter due to lower expenses in the North American region.

ITEM 2. Results of Operations (First Quarter 1994 vs First Quarter 1993)
- - ------- ---------------------------------------------------------------
(continued)

(Dollars in Millions)

     Selling, general and administrative expenses (S,G & A) were $146 million for the quarter ended March 31, 1994, an 8% increase over the same period in 1993 after excluding the effect on S,G & A of acquisitions made in the latter half of 1993. Higher business levels contributed to the 8% increase, although the ratio of expense to sales improved due to continued emphasis on productivity improvement and cost containment.

     Interest expense decreased 23% to $28 in the first quarter of 1994 due to lower overall interest rates and reduced debt levels. The Company has benefited in 1994 from the redemption of higher interest rate notes and debentures and replacement with other financing at lower rates during 1993.

     Taxes on income increased to $40 in the first quarter of 1994 from $23 in the same period of 1993, due to a higher level of taxable income. The effective tax rate for the first quarter 1994 was 46% and is reflective of higher effective tax rates in Dana's international operations.

     Equity in earnings of affiliates increased to $5 from $2 due to an improved performance by the Company's Korean and Venezuelan affiliates, partially offset by lower earnings in Dana's affiliate in Mexico. Minority interest in net income of consolidated subsidiaries increased in 1994 due to increased earnings in Dana's subsidiary in Canada.

     Dana expects the market for its vehicular products to remain strong during 1994 as the original equipment manufacturers continue to meet the high demand for new vehicles in North and South America. The Company believes economic conditions in Europe have stabilized but expects sales volume in the region to remain weak in the near term. Margins should be maintained or improved as a result of the Company's cost containment and productivity programs.

     Dana will continue to monitor the allocation of its assets to pursue further growth in all of its global markets.

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.
- - -------

     The Company and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business, including, among others, those involving product liability claims and those involving alleged violations of various federal, state and local environmental laws. Management has reviewed with legal counsel the probable outcome of these pending legal proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage, and the Company's established reserves for uninsured liabilities. While the outcome of these proceedings cannot be predicted with certainty, management believes that the liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported. The Company is a party to one such proceeding, In the Matter of Dana Corporation - Victor Products Division and BRC Rubber Group, a previously reported administrative proceeding involving alleged violations of the federal Resource Conservation and Recovery Act by the Company's former plant in Churubusco, Indiana. There were no significant developments in this proceeding in the first quarter.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - -------

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on April 6, 1994:

1.   Election of Directors.   The following were elected to serve as Directors
     of the Company until the next annual meeting of stockholders or until their successors are elected:

                                                        Votes For                Votes Withheld
                                                        ---------                --------------
                      B.F. Bailar                      41,337,727                    153,456
                      E.M. Carpenter                   41,340,010                    151,173
                      E. Clark                         41,323,061                    168,122
                      R.T. Fridholm                    41,335,387                    155,796
                      G.H. Hiner                       41,321,488                    169,695
                      S.J. Morcott                     41,339,221                    151,962
                      J.D. Stevenson                   41,320,762                    170,421
                      T.B. Sumner, Jr.                 41,325,202                    165,981

2. Adoption of Employees' Stock Purchase Plan: The Company's Amended and Restated Employees' Stock Purchase Plan was approved and adopted. Under this Plan, eligible employees (including persons subject to Section 16(a) of the Securities Exchange Act of 1934) may purchase Company stock by means of payroll deductions, to a maximum of 15% of their earnings. The Company will match such deductions to a maximum of 50% over a 5-year period. There were 38,391,125 votes cast for approval of the Plan; 1,530,179 votes against; 190,327 votes abstaining; and 1,379,552 broker nonvotes.




ITEM 5.      OTHER INFORMATION.
- - -------

     On April 18, 1994, the Company's Board of Directors amended Dana's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, $1 par value, from 120 million shares to 240 million shares, and announced a two-for-one stock split of the outstanding shares of Common Stock. The effective date of the amendment and the record date for the stock split will be June 1, 1994. The distribution date for the additional shares that are created by the split will be June 15, 1994.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.
- - -------

                 a)    Exhibits.

                       The Exhibit listed in the "Exhibit Index" is filed as a part of this report.

                 b) Reports on Form 8-K. The Company filed a report on Form 8-K on March 15, 1994, to report that it had signed a letter of intent with Metallgesellschaft AG to purchase that company's approximately 47% ownership interest in Kolbenschmidt AG.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       DANA CORPORATION
                                     -------------------------------------

Date:  May 10, 1994                    /s/ James E. Ayers
       -------------------------     -------------------------------------
                                     James E. Ayers
                                     Chief Financial Officer
                                     Vice President Finance and Treasurer

                                     Duly Authorized Officer and
                                     Principal Financial Officer.

                                EXHIBIT INDEX
                                -------------

Exhibit                                                      Page No.
- - -------                                                      --------

10-G(6)          Amendment to Retirement Plan, effective        15
                 January 1, 1994