Form 10-Q
period 1994-06-30
DANA CORP
filed 1994-08-09
CIK 26780

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q
- - ---- Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
- - ----

                                                        Commission
For the Quarterly Period Ended  June 30, 1994           File Number 1-1063
                               ---------------                      ------

                               Dana Corporation
- - --------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


           Virginia                                 34-4361040
- - ----------------------------------        --------------------------------
  (State or other jurisdiction                     (IRS Employer
of incorporation or organization)              Identification Number)


4500 Dorr Street, Toledo, Ohio                        43615
- - ----------------------------------        --------------------------------
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


                              Yes   X      No
                                   ---        ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                      Outstanding at June 30, 1994
- - ------------------------------           -----------------------------
 Common stock of $1 par value                       98,711,914

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    INDEX



                                                              Page Number
                                                              -----------

Cover                                                              1


Index                                                              2


Part I.  Financial Information

         Item 1.   Financial Statements

                   Condensed Balance Sheet
                     December 31, 1993 and
                     June 30, 1994                                 3

                   Statement of Income
                     Three and Six Months Ended
                     June 30, 1993 and 1994                        4

                   Condensed Statement of Cash Flows
                     Six Months Ended
                     June 30, 1993 and 1994                        5

                   Notes to Condensed Financial Statements       5 - 6

          Item 2.  Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                       7 - 11


Part II.  Other Information

          Item 1.  Legal Proceedings                              12

          Item 6.  Exhibits and Reports on Form 8-K               13


Signatures                                                        14


Exhibit Index                                                     15




                                                  PART I.  FINANCIAL INFORMATION



ITEM 1.                                                 DANA CORPORATION
- - -------
                                                CONDENSED BALANCE SHEET (Unaudited)

                                                           (in Millions)


            Assets                                   December 31, 1993      June 31, 1994
            ------                                   -----------------      -------------
Cash                                                         $   49.5         $   50.7
Marketable Securities, at Cost
  Which Approximates Market                                      28.1             33.3
Accounts Receivable, Less
  Allowance for Doubtful Accounts                               790.5            990.3
Inventories
  Raw Materials                                                 141.8            159.9
  Work in Process and Finished Goods                            508.1            502.0
Lease Financing                                                 849.3            859.8
Investments and Other Assets                                    846.3            788.2
Deferred Income Tax Benefits                                    276.2            263.7
Property, Plant and Equipment                                 2,529.3          2,619.8
Less - Accumulated Depreciation                              (1,387.2)        (1,430.1)
                                                             --------         --------
             Total Assets                                    $4,631.9         $4,837.6
                                                             ========         ========



  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                              $  474.1         $  653.1
Accounts Payable                                                310.6            366.7
Other Liabilities                                               684.7            693.0
Deferred Employee Benefits                                    1,011.5          1,031.6
Long-Term Debt                                                1,207.4          1,060.4
Minority Interest                                               142.2            147.2
Shareholders' Equity                                            801.4            885.6
                                                             --------         --------

             Total Liabilities and
                     Shareholders' Equity                    $4,631.9         $4,837.6
                                                             ========         ========

ITEM 1. (Continued)
- - -------
                                                         DANA CORPORATION

                                                  STATEMENT OF INCOME (Unaudited)

                                              (in Millions Except Per Share Amounts)



                                   Three Months Ended June 30         Six Months Ended June 30
                                   --------------------------    ----------------------------------
                                       1993        1994                    1993          1994
                                     ---------------------       ---------------------------------
                                                                          As Reported As Restated
                                                                          -----------------------
Net Sales                           $ 1,418.3        $ 1,712.6            $ 2,741.8       $ 2,741.8       $ 3,309.3
Revenue from Financial Holdings
  and Other Income                       28.4             37.5                 67.3            67.3            71.3
Foreign Currency Adjustments             (7.4)           (15.8)               (14.6)          (14.6)          (23.5)
                                    ---------        ---------            ---------       ---------       ---------
                                      1,439.3          1,734.3              2,794.5         2,794.5         3,357.1
                                    ---------        ---------            ---------       ---------       ---------

Cost of Sales                         1,200.9          1,427.8              2,336.2         2,336.2         2,786.9
Restructuring Charges                     4.0              4.0                 10.9            10.9             7.8
Selling, General and
  Administrative Expenses               136.8            161.3                266.3           266.3           306.9
Interest Expense                         38.5             26.7                 75.0            75.0            54.7
                                    ---------        ---------            ---------       ---------       ---------

                                      1,380.2          1,619.8              2,688.4         2,688.4         3,156.3
                                    ---------        ---------            ---------       ---------       ---------

Income Before Income Taxes               59.1            114.5                106.1           106.1           200.8
Estimated Taxes on Income                21.8             46.4                 45.3            45.3            86.5
                                    ---------        ---------            ---------       ---------       ---------
Income Before Minority Interest and
  Equity in Earnings of Affiliates       37.3             68.1                 60.8            60.8           114.3
Minority Interest                        (6.9)            (7.3)                (9.3)           (9.3)          (10.5)
Equity in Earnings of Affiliates          6.2              7.2                  8.6             8.6            11.9
                                    ---------        ---------            ---------       ---------       ---------

Income Before Effect of a
  Change in Accounting Principle         36.6             68.0                 60.1            60.1           115.7
Effect on Prior Years of the
  Change in Accounting for
  Postemployment Benefits                                                                     (48.9)
                                    ---------        ---------            ---------       ---------       ---------

Net Income                          $    36.6        $    68.0            $    60.1       $    11.2       $   115.7
                                    =========        =========            =========       =========       =========

Net Income Per Common Share
  Before Effect of a Change
  in Accounting Principle               $ .40            $ .69                $ .65           $ .65          $ 1.17
Effect on Prior Years of the Change
  in Accounting for Postemployment
  Benefits                                                                                     (.53)
                                        -----            -----                -----           -----          ------

Net Income Per Common Share             $ .40            $ .69                $ .65           $ .12          $ 1.17
                                        =====            =====                =====           =====          ======


Dividends Declared and Paid per
  Common Share                          $ .20            $ .21                $ .40           $ .40           $ .41
                                        =====            =====                =====           =====           =====

Average Number of Shares Outstanding     92.0             98.6                 92.0            92.0            98.6

ITEM 1. (Continued)
- - --------
                                                         DANA CORPORATION

                                           CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                                           (in Millions)

                                                                                    Six Months Ended June 30
                                                                                -------------------------------

                                                                                 1993                   1994
                                                                                 ----                   ----
Net Income                                                                        $  11.2                $   115.7
Effect on Prior Years of the Change in
  Accounting for Postemployment Benefits                                             48.9
Depreciation and Amortization                                                        94.8                    102.1
Net Change in Receivables, Inventory and Payables                                    48.5                    (99.3)
Other                                                                                28.9                     25.1
                                                                                 --------                 --------
          Net Cash Flows from Operating Activities                                  232.3                    143.6
                                                                                 --------                 --------


Purchases of Property, Plant and Equipment                                          (70.2)                  (102.9)
Net Cash Flows-Leasing Activities                                                    (5.3)                   (42.8)
Net Cash Flows-Lending Activities                                                   (11.6)                     4.5
Other                                                                                35.3                      4.8
                                                                                 --------                 --------
          Net Cash Flows-Investing Activities                                       (51.8)                  (136.4)
                                                                                 --------                 --------


Net Change in Short-Term Debt                                                       (34.7)                   161.1
Proceeds from Long-Term Debt                                                        394.7                    135.7
Payments on Long-Term Debt                                                         (502.5)                  (261.7)
Dividends Paid                                                                      (36.8)                   (40.4)
Other                                                                                 6.3                      4.5
                                                                                 --------                 --------
          Net Cash Flows-Financing Activities                                      (173.0)                     (.8)
                                                                                 --------                 --------

          Net Change in Cash and Cash Equivalents                                $    7.5                 $    6.4
                                                                                 ========                 ========



                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of the results for the unaudited interim periods have been included.

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc.
     (DFHI) is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

ITEM 1.  (Continued)
- - -------
NOTE 2.  (Continued)



                                                 DIAMOND FINANCIAL HOLDINGS, INC.



                              Three Months Ended June 30                   Six Months Ended June 30
                              --------------------------                   ------------------------

                                  1993               1994               1993                   1994
                                  ----               ----               ----                   ----
Revenue                           $   38.3         $   44.1             $   79.3               $   86.0

Net Income                        $    2.0         $    4.3             $    3.9               $    8.1


                                 December 31, 1993                      June 30, 1994
                                 -----------------                      -------------

Total Assets                     $ 1,310.3                              $ 1,326.3

Total Liabilities                  1,215.3                                1,232.5
                                  --------                                --------

Shareholder's Equity              $   95.0                                $   93.8
                                  ========                                ========



3. In January 1994, Dana announced the adoption of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. This accounting change resulted in a one-time charge to first quarter 1993 net income of $48.9 ($.53 per share). 1993 results of operations have been restated to reflect adoption of SFAS 112.

4. On April 18, 1994, Dana's Board of Directors approved a two-for-one stock split effective for stockholders of record on June 1, 1994. Share and per share amounts have been restated to reflect the stock split.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - -------           ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------
Liquidity and Capital Resources
- - -------------------------------
(in Millions)

     Expenditures for property, plant and equipment were $103 for the first six months of 1994, compared to $70 for the first six months of 1993. This higher level of capital spending is attributable to an increased worldwide demand for Dana products and the Company's commitment to productivity and product quality improvements. Capital expenditures for 1994 are currently projected to be approximately $300 compared to actual expenditures of $178 for 1993.

     Dana Corporation and its consolidated subsidiaries' (Dana) first half 1994 short-term debt totaled $653 which is up $179 from year end 1993. A significant portion of this increase offsets the reduction in long-term debt over the same period as maturities of the long-term debt were replaced with new short-term borrowings. Dana, excluding Diamond Financial Holdings, Inc. and its consolidated subsidaries (DFHI), funds its short-term debt through the issuance of commercial paper and bank borrowings. To fund short-term working capital requirements, Dana (excluding DFHI) arranged $360 in committed credit facilities to back up commercial paper issuance and $755 in uncommitted lines available for bank borrowings. At June 30, 1994, Dana's (excluding DFHI) domestic and international short-term borrowings were $243, compared to $155 at December 31, 1993. DFHI funds short-term domestic and international debt through committed commercial paper back-up lines and bank borrowings. At June 30, 1994, DFHI had committed commercial paper back-up lines totaling $250 and bank lines amounting to $370. DFHI had a short-term debt position of $408 at June 30, 1994, which was up $89 from year end 1993.

     Dana's consolidated long-term debt was reduced to $1,060 at June 30, 1994, from $1,207 at December 31, 1993. This decrease offsets the majority of the increase in short-term debt over the same period as the maturities of the long-term debt were replaced with short-term borrowings. Dana's (excluding
DFHI) long term debt position at June 30, 1994 was $501, down from $659 at year end 1993. DFHI's long term debt at the end of the first half of 1994 was $561 as compared to $549 at December 31, 1993. On March 1, 1994, Dana redeemed at par the remaining $3 of its 5 7/8% debentures with an effective yield of 12.4%.

     The Company's management evaluates its operations on an ongoing basis to identify non-strategic and under-performing assets. Pursuant to these evaluations, restructuring plans are developed which may result in abandonment, consolidation or relocation of operations. Estimated costs incurred in the implementation of these plans are charged to restructuring expense and include employee benefits, losses on disposal of assets and other expenses incidental to the restructuring activities. Restructuring expense for the first half of 1994 was $8 compared to $11 for the same period in 1993. Dana's liquidity and cash flows will not be materially impacted by these actions. It is anticipated that Dana's operations over the long term will benefit from these realignment strategies.

     Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of June 30, 1994 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that any liabilities that may result from these proceedings are not likely to have a material effect on the Company's liquidity, financial condition or results of operations. In connection with product liability and environmental claims, the Company has recorded an estimated gross liability of $108 and probable recoveries of $54. It is not anticipated that the timing of the cash flows for these liabilities will have a material effect on the liquidity of the Company.

     Dana anticipates that net cash flows from operating activities, along with available short-term and medium-term financing capabilities, will be sufficient to meet its funding requirements for 1994.

- - -------
Results of Operations (Second Quarter 1994 vs Second Quarter 1993)
- - ------------------------------------------------------------------
(in Millions)

Dana's consolidated sales for the second quarter of 1994 were $1,713, up 21% from the $1,418 reported for the second quarter of 1993. The 21% overall sales gain reflects an increase of 21% in the U.S. and 20% internationally. This sales growth is the result of overall unit volume increases throughout Dana's worldwide markets.

Dana continues to benefit from the ongoing strength of the U.S. vehicular original equipment (OE) market. Dana's sales to U.S. light truck builders in the second quarter of 1994 increased nearly 28% over 1993's second quarter and domestic sales of heavy truck OE products were up 36%.

Consolidated sales to the worldwide highway vehicle market, Dana's largest, were up 27% over the second quarter of 1993. U.S. sales to that market increased 28% while international (primarily Canada and South America) experienced a 20% growth in the second quarter of 1994 versus 1993. Mobile off-highway OE sales were up 38% reflecting increased demand for Dana products by our agricultural and construction machinery customers, particularly in North America. Industrial OE component sales for the second quarter of 1994 were 1% lower compared to the same period of 1993 with gains in the U.S. being offset by softness principally in the German market.

Dana's international sales increased 20% in the second quarter of 1994 to $420 from the $351 for the second quarter of 1993. This increase reflects the contribution of the Reinz group of companies which Dana acquired in late 1993 and continuing growth in South America.

The Company's distribution sales continued to be strong in the second quarter with auto distribution up 12%, truck parts distribution up nearly 10% and mobile off-highway/industrial distribution up 13% over 1993's second quarter levels. These 1994 sales include the operations of the Reinz group of companies but also reflect ongoing strength in virtually all of Dana's global replacement parts markets.

Revenue from Financial Holdings and other income increased 32% to $38 in the second quarter of 1994 due in part to higher leasing related revenue.

Foreign currency translation losses were $16 for the quarter ended June 30, 1994, as compared to $7 in the second quarter of 1993. The increased losses are almost exclusively related to Dana's Brazilian operations.

Dana's gross margin, principally in North America, improved in the second quarter of 1994 to over 16% as compared to 15% in the second quarter of 1993. Margins of the Company's operations are benefiting from higher sales volume, productivity improvement and cost containment as compared to second quarter of 1993.

Restructuring charges for the second quarter 1994 were level with the second quarter of 1993 at $4.0.

ITEM 2. Results of Operations (Second Quarter 1994 vs Second Quarter 1993)
- - --------------------------------------------------------------------------
(continued)

(in Millions)

Selling, general and administrative expenses (S,G & A) were $161 for the quarter ended June 30, 1994, a 13% increase over the same period in 1993 after excluding the effect on S,G & A of acquisitions made in the latter half of 1993 and the first half of 1994. Higher business levels have contributed to the 13% increase, although the ratio of expense to sales improved.

Interest expense decreased 31% to $27 in the second quarter of 1994 due to lower overall interest rates and to reduced average debt levels. The Company has benefited in 1994 from the maturity and early redemption during 1993 and 1994 of higher interest rate notes and debentures and replacement with other financing at lower rates.

Taxes on income in the second quarter of 1994 increased to $46 from $22 in the same period of 1993 due to higher taxable income. The effective tax rates were 41% and 37% in the second quarter of 1994 and 1993, respectively. The increase is principally due to a lower effective rate experienced by Dana's leasing operations in the second quarter of 1993.

Equity in earnings of affiliates increased to $7 from $6 due to improved performances by the Company's affiliates in Korea and Mexico. Minority interest in net income of consolidated subsidiaries in the second quarter of 1994 and 1993 were level.

ITEM 2. Results of Operations (Six Months 1994 vs. Six Months 1993)
- - -------------------------------------------------------------------

(in Millions)

Dana's consolidated sales for the six months ended June 30, 1994 were $3,309 up 21% from the $2,742 reported for the same period in 1993. The 21% overall sales gain reflects an increase of 21% in the U.S. and 20% internationally. This sales growth is the result of overall unit volume increases throughout Dana's worldwide markets.

Dana continues to benefit from the ongoing strength of the U.S. vehicular original equipment (OE) market. Dana's sales to U.S. light truck builders in the first six months of 1994 increased more than 26% over 1993's first half level and domestic sales of heavy truck OE products were up 32%.

Six months 1994 consolidated sales to the worldwide highway vehicle market, Dana's largest, were up 26% over the same period in 1993. U.S. sales to that market increased nearly 27% while international (primarily Canada and South America) experienced a 21% growth in the first half of 1994 compared to the first half of 1993. Mobile off-highway OE sales were up 37% reflecting increased demand for Dana products by our agricultural and construction machinery customers, particularly in North America. Industrial OE component sales for the six months ended June 30, 1994 were 3% lower compared to the same period of 1993 with gains in the U.S. being offset by softness principally in the German market.

Dana's international sales increased 20% for the first half of 1994 to $781 from $650 for the first half of 1993. This increase reflects the contribution of the Reinz group of companies which Dana acquired in late 1993 and continuing growth in South America.

The Company's distribution sales continued to be strong in the first six months of 1994 with auto distribution up 13%, truck parts distribution up 14% and mobile off-highway/industrial distribution up 13% over 1993's six month levels. These 1994 sales include the operations of the Reinz group of companies but also reflect ongoing strength in virtually all of Dana's global replacement parts markets.

Revenue from Financial Holdings and other income increased 6% to $71 for the period ended June 30,1994 compared to the period ended June 30, 1993 due to higher leasing related revenue.

Foreign currency translation losses were $24 for year-to-date 1994, as compared to $15 in 1993's first six months. The increased losses are almost exclusively related to Dana's Brazilian operations.

Dana's gross margin, principally in North America, improved for the first half of 1994 to 16% compared to 15% for the same period in 1993. Margins of the Company's operations are benefiting from higher sales volume, productivity improvement and cost containment as compared to the first six months of 1993.

Restructuring charges for the period ended June 30, 1994 decreased to $8 from the $11 incurred for the same period in 1993 due to lower expenses in the North and South American regions.

ITEM 2. Results of Operations (Six Months 1994 vs Six Months 1993) (continued)
- - ------------------------------------------------------------------

(in Millions)

Selling, general and administrative expenses (S,G & A) were $307 for the first half of 1994, an 11% increase over the same period in 1993 after excluding the effect on S,G & A of acquisitions made in the latter half of 1993 and the first half of 1994. Higher business levels have contributed to the 11% increase, although the ratio of expense to sales improved.

Interest expense decreased 27% to $55 for the first six months of 1994 compared to the same period in 1993 due to lower overall interest rates and to reduced average debt levels. The Company has benefited from the maturity and early redemption during 1993 and 1994 of higher interest rate notes and debentures and replacement with other financing at lower rates.

Taxes on income in the first half of 1994 increased to $87 from $45 in the first half of 1993 due to higher taxable income. The effective tax rate was 43% in the first six months of 1994 and 1993.

Equity in earnings of affiliates increased to $12 from $9 due to improved performances by the Company's affiliates in Korea and Venezuela. Minority interest in net income of consolidated subsidiaries increased in 1994 due to the increased earnings of Dana's subsidiary in Canada.

Dana projects continued growth for the balance of 1994 over 1993 particularly due to the strong demand for its vehicular products in North America and global strength in its aftermarket sales. The recent growth experienced in Dana's mobile off-highway and industrial markets is also forecasted to continue. The Company is encouraged by the signs of potential economic recovery in Europe and Korea. Margins should be maintained as a result of the stronger sales volume and the Company's cost containment and productivity programs.

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

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported. The Company is a party to one such proceeding, IN THE MATTER OF DANA CORPORATION - VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP, a previously reported administrative proceeding involving alleged violations of the federal Resource Conservation and Recovery Act by the Company's former plant in Churubusco, Indiana. There were no significant developments in this proceeding in the second quarter.

        UNITED STATES V. DANA CORPORATION: On November 9, 1992, the Department of Justice, on behalf of the United States, sued Dana Corporation, Warner Electric Brake and Clutch Company, Inc.("Warner Electric"), and Beaver Precision Products, Inc.("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on eighteen U.S. government contracts or subcontracts awarded to Beaver during the 1980s. Dana acquired Warner Electric in January 1985. Beaver was a subsidiary of Warner Electric when Dana acquired the company. Warner Electric and Beaver were later merged into Dana. Although Dana sold the Beaver operations in 1991, it retained financial responsibility for the majority of the damages alleged in the complaint, and Warner Electric and Beaver were subsequently dismissed as parties to this suit. The government's complaint includes claims for both statutory civil penalties and damages in the amount of $8.9 million. The damages, if proven, may be subject to doubling or trebling or to accrual of interest. Recently, as part of ongoing settlement discussions, the government has requested certain additional damages in amounts beyond those stated in the complaint. Dana is defending this case vigorously and the litigation issues and alleged damages continue to be actively discussed and evaluated by Dana and the government.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.
- - -------

                 a) The Exhibit listed in the "Exhibit Index" is filed as a part of this report


                 b)    Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  DANA CORPORATION
                                  ____________________________


Date:  August 9, 1994             James E. Ayers
                                  ____________________________
                                     James E. Ayers
                                     Chief Financial Officer
                                     Vice President Finance and Treasurer

                                     Duly Authorized Officer and
                                     Principal Financial Officer.


                                 EXHIBIT INDEX

Exhibit                                                                      Page No.
- - -------                                                                      --------
10-M(2)          First Amendment to the Directors' Stock Option Plan,           16
                 effective April 18, 1994
