Form 10-Q
period 1994-09-30
DANA CORP
filed 1994-11-07
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q
 ____
                Quarterly Report Pursuant to Section 13 or 15(d)
 ____                   Of the Securities Exchange Act
                                    of 1934

                                                             Commission
 For the Quarterly Period Ended  September 30, 1994          File Number 1-1063
                                 ------------------                      -------


                               Dana Corporation
- - - - --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Virginia                                        34-4361040
- - - - ---------------------------------             ----------------------------------
(State or other jurisdiction                            (IRS Employer
of incorporation or organization)                   Identification Number)


   4500 Dorr Street, Toledo, Ohio                            43615
- - - - ----------------------------------------      ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                  (419) 535-4500
- - - - ----------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  /X/      No  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at September 30, 1994
- - - - -------------------------------           ----------------------------------
 Common stock of $1 par value                          98,774,698

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


Part I.          Financial Information

                 Item 1.  Financial Statements

                             Condensed Balance Sheet
                               December 31, 1993 and
                               September 30, 1994                                                  3

                             Statement of Income
                               Three and Nine Months Ended
                               September 30, 1993 and 1994                                         4

                             Condensed Statement of Cash Flows
                               Nine Months Ended
                               September 30, 1993 and 1994                                         5

                             Notes to Condensed Financial Statements                               6

                 Item 2.  Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                                        7 - 12


Part II.         Other Information

                 Item 1.  Legal Proceedings                                                     13 - 14

                 Item 6.  Exhibits and Reports on Form 8-K                                        15


Signatures                                                                                        16


Exhibit Index                                                                                     17

                         PART I.  FINANCIAL INFORMATION



ITEM 1.                                                    DANA CORPORATION

                      CONDENSED BALANCE SHEET (Unaudited)

                                 (in Millions)

                                                December 31,    September 30,
            Assets                                 1993             1994
            ------                             -------------    -------------
Cash                                            $   49.5         $   20.8
Marketable Securities, at Cost
  Which Approximates Market                         28.1             45.9
Accounts Receivable, Less
  Allowance for Doubtful Accounts                  790.5          1,001.5
Inventories
  Raw Materials                                    141.8            183.3
  Work in Process and Finished Goods               508.1            521.3
Lease Financing                                    849.3            922.2
Investments and Other Assets                       846.3            772.3
Deferred Income Tax Benefits                       276.2            240.1
Property, Plant and Equipment                    2,529.3          2,729.5
Less - Accumulated Depreciation                 (1,387.2)        (1,457.7)
                                                --------         --------

             Total Assets                       $4,631.9         $4,979.2
                                                ========         ========


  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                 $  474.1         $  598.0
Accounts Payable                                   310.6            376.5
Other Liabilities                                  684.7            781.6
Deferred Employee Benefits                       1,011.5          1,023.0
Long-Term Debt                                   1,207.4          1,125.9
Minority Interest                                  142.2            152.4
Shareholders' Equity                               801.4            921.8
                                                --------         --------

        Total Liabilities and
              Shareholders' Equity              $4,631.9         $4,979.2
                                                ========         ========

                                DANA CORPORATION


                        STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                               Three Months Ended Sept. 30         Nine Months Ended Sept. 30
                               ---------------------------    -----------------------------------
                                    1993        1994                1993                      1994
                                  ---------------------       ----------------------------    ----
                                                                As Reported As Restated
                                                              ----------------------------
Net Sales                        $1,290.7    $1,609.4            $4,032.5      $4,032.5     $4,918.7
Revenue from Financial Holdings
  and Other Income                   33.5        38.6               100.9         100.9        109.9
Foreign Currency Adjustments         (7.5)       (0.8)              (22.2)        (22.2)       (24.3)
                                 --------    --------            --------      --------     --------
                                  1,316.7     1,647.2             4,111.2       4,111.2      5,004.3
                                 --------    --------            --------      --------     --------


Cost of Sales                     1,094.6     1,370.0             3,430.8       3,430.8      4,156.9
Restructuring Charges                 1.4         5.4                12.3          12.3         13.2
Selling, General and
  Administrative Expenses           131.9       150.7               398.2         398.2        457.6
Interest Expense                     31.3        28.3               106.3         106.3         83.0
                                 --------    --------            --------      --------     --------
                                  1,259.2     1,554.4             3,947.6       3,947.6      4,710.7
                                 --------    --------            --------      --------     --------

Income Before Income Taxes           57.5        92.8               163.6         163.6        293.6
Estimated Taxes on Income            19.3        37.7                64.6          64.6        124.2
                                 --------    --------            --------      --------     --------
Income Before Minority Interest
  and Equity in Earnings of
  Affiliates                         38.2        55.1                99.0          99.0        169.4
Minority Interest                    (8.1)       (8.0)              (17.4)        (17.4)       (18.5)
Equity in Earnings of Affiliates      3.2         5.8                11.7          11.7         17.7
                                 --------    --------            --------      --------     --------

Income Before Effect of a
  Change in Accounting Principle     33.3        52.9                93.3          93.3        168.6
Effect on Prior Years of the
  Change in Accounting for
  Postemployment Benefits                                                         (48.9)
                                 --------    --------            --------      --------     --------

Net Income                       $   33.3    $   52.9            $   93.3      $   44.4     $  168.6
                                 ========    ========            ========      ========     ========

Net Income Per Common Share
  Before Effect of a Change
  in Accounting Principle           $ .36       $ .54              $ 1.01        $ 1.01       $ 1.71
Effect on Prior Years of the
  Change in Accounting for
  Postemployment Benefits                                                          (.53)
                                    -----       -----               -----         -----       ------

Net Income Per Common Share         $ .36       $ .54              $ 1.01         $ .48       $ 1.71
                                    =====       =====              ======         =====       ======


Dividends Declared and Paid per
  Common Share                      $ .20       $ .21               $ .60         $ .60         $.62
                                    =====       =====               =====         =====        =====

Average Number of Shares
 Outstanding                         92.2        98.7                92.2          92.2         98.7

                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in Millions)

                                                                                        Nine Months Ended September 30
                                                                                      ---------------------------------

                                                                                           1993             1994
                                                                                           ----             ----
Net Income                                                                               $  44.4          $ 168.6
Effect on Prior Years of the Change in
  Accounting for Postemployment Benefits                                                    48.9
Depreciation and Amortization                                                              143.1            152.7
Net Change in Receivables, Inventory and Payables                                           75.4            (60.7)
Other                                                                                       50.6             33.2
                                                                                         -------          -------
          Net Cash Flows from Operating Activities                                         362.4            293.8
                                                                                         -------          -------


Purchases of Property, Plant and Equipment                                                (142.0)          (176.9)
Net Cash Flows-Leasing Activities                                                          (28.9)          (117.9)
Net Cash Flows-Lending Activities                                                          (17.8)             5.2
Other                                                                                      (11.9)             5.3
                                                                                         -------          -------
         Net Cash Flows-Investing Activities                                              (200.6)          (284.3)
                                                                                        --------         --------


Net Change in Short-Term Debt                                                               (5.6)           113.6
Proceeds from Long-Term Debt                                                               513.7            222.5
Payments on Long-Term Debt                                                                (612.6)          (301.1)
Dividends Paid                                                                             (55.3)           (61.2)
Other                                                                                        9.0              5.8
                                                                                        --------          -------
          Net Cash Flows-Financing Activities                                             (150.8)           (20.4)
                                                                                        --------         --------

          Net Change in Cash and Cash Equivalents                                       $   11.0         $  (10.9)
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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc. (DFHI) is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):


                        DIAMOND FINANCIAL HOLDINGS, INC.



                              Three Months Ended September 30              Nine Months Ended September 30
                              -------------------------------              ------------------------------

                                   1993              1994                        1993             1994
                                   ----              ----                        ----             ----
Revenue                          $41.5         $48.0                           $120.8          $  134.0

Net Income                       $  .2         $ 3.0                           $ 4.1           $   11.1


                                             December 31, 1993           September 30, 1994
                                             -----------------           ------------------

Total Assets                                     $1,310.3                    $1,347.7

Total Liabilities                                 1,215.3                     1,253.5
                                                 --------                    --------

Shareholder's Equity                             $   95.0                    $   94.2
                                                 ========                    ========


     Diamond Financial Holdings, Inc. third quarter 1993 net income was reduced approximately $2 attributable primarily to the effect of the change in the U.S. corporate income tax rate on deferred income tax liabilities.

3. Dana's third quarter 1993 net income included approximately $3 ($.03 per share) of income tax benefit attributable primarily to the effect of the change in the U.S. corporate income tax rate on deferred income tax benefits.

4. In January 1994, Dana announced the adoption of Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. This accounting change resulted in a one-time charge to first quarter 1993 net income of $48.9 ($.53 per share). 1993 results of operations have been restated to reflect adoption of SFAS 112.

5. On April 18, 1994, Dana's Board of Directors approved a two-for-one stock split effective for stockholders of record on June 1, 1994. Share and per share amounts have been restated to reflect the stock split.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

(in Millions)

     Capital expenditures for property, plant and equipment were $177 for the first nine months of 1994, compared to $142 for the first nine months of 1993. This higher level of capital spending is attributable to an increased worldwide demand for Dana products and the Company's ongoing commitment to productivity and quality improvements. Capital expenditures for 1994 are currently projected to be approximately $295 compared to actual expenditures of $178 for 1993.

     Dana Corporation and its consolidated subsidiaries' (Dana) 1994 short-term debt as of September 30, totaled $598, which is up $124 from year end 1993. A significant portion of this increase offsets the reduction in long-term debt over the same period as maturities of the long-term debt were replaced with new short-term borrowings. Dana, excluding Diamond Financial Holdings, Inc. and its consolidated subsidiaries (DFHI), funds its short-term debt through the issuance of commercial paper and bank borrowings. To fund short-term working capital requirements, Dana (excluding DFHI) has available $360 in committed credit facilities to back up commercial paper issuance and $798 in uncommitted lines for bank borrowings. At September 30, 1994, Dana's (excluding DFHI) domestic and international short-term borrowings were $256, compared to $155 at December 31, 1993. DFHI funds short-term domestic and international debt through the issuance of commercial paper and bank borrowings. At September 30, 1994, DFHI had committed commercial paper back-up lines totaling $250 and uncommitted bank lines amounting to $399. DFHI had a short-term debt position of $342 at September 30, 1994, which was up $23 from year end 1993.

     Dana's consolidated long-term debt was reduced to $1,126 at September 30, 1994, from $1,207 at December 31, 1993. This decrease offsets the majority of the increase in short-term debt over the same period as the maturities of the long-term debt were replaced with short-term borrowings. Dana's (excluding
DFHI) long term debt position at September 30, 1994 was $510, down from $658 at year end 1993. On March 1, 1994, Dana redeemed at par the remaining $3 of its 5 7/8% debentures which carried an effective yield of 12.4%. DFHI's long term debt at the end of the first nine months of 1994 was $616 as compared to $549 at December 31, 1993.

     The Company's management evaluates its operations to identify non-strategic and under-performing assets. Pursuant to these evaluations, restructuring plans are developed which may result in abandonment, consolidation or relocation of operations. Upon approval of these strategies, estimated costs of implementation are charged to restructuring expense and include employee benefits, losses on disposal of assets and other expenses incidental to the restructuring activities. Of the restructuring charges recorded in 1992, 1993 and 1994, the Company has remaining an accrued liability of $31 at September 30, 1994, compared to $57 as of December 31, 1993. Of the $31 liability accrued at September 30, 1994, $23 is anticipated to be settled in cash ($7 in 1994 and $16 in 1995). The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. It is anticipated that Dana's operations over the long term will benefit from these realignment strategies.

(in Millions)

     Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of September 30, 1994 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that any liabilities that may result from these proceedings are not likely to have a material effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues the minimum liability, which at September 30, 1994, was $103 ($58 product liability, $45 environmental) compared to $111 ($72 product liability, $39 environmental) at December 31, 1993. The difference between the minimum and maximum contingent liabilities was less than $17 at September 30, 1994, and December 31, 1993. Probable recoveries of $48 and $60, relating to these liabilities, have been recorded at September 30, 1994, and December 31, 1993, respectively. It is not anticipated that the timing of the cash flows for these liabilities will have a material adverse effect on the liquidity of the Company.

     Dana anticipates that net cash flows from operating activities, along with available financing capabilities, will be sufficient to meet its funding requirements for 1994.

Results of Operations (Third Quarter 1994 vs Third Quarter 1993)

     Dana's consolidated sales for the third quarter of 1994 were $1,609, up $318 (25%) from $1,291 reported for the third quarter of 1993. The overall sales gain reflects an increase of $232 (24%) in the U.S. and $86 (26%) internationally. This sales growth is the result of overall unit volume increases throughout Dana's worldwide markets and the effect of European acquisitions. The acquisitions contributed $56 to the third quarter sales increase, $11 of the U.S. and $45 of the international increases.

     Dana continues to benefit from the strength experienced in the U.S. vehicular original equipment (OE) market. Dana's sales to U.S. light truck builders in the third quarter of 1994 was $404, an increase of nearly 24% over 1993's third quarter, and domestic sales of heavy truck OE products were $153, up 58% over third quarter 1993's level.

     Consolidated sales to the worldwide highway vehicle market, Dana's largest, were $889, up 34% over the third quarter of 1993. U.S. sales to that market increased 35% to $719, while international (primarily Canada and South America) experienced a 30% growth in the third quarter of 1994 versus 1993. Mobile off-highway OE sales were up 37%, reflecting continued improvement in our North American agricultural and construction markets and the effect of a European acquisition. Industrial OE component sales for the third quarter of 1994 were slightly higher than 1993's third quarter; gains in the U.S. were partially offset by a weak European market which is only beginning to show signs of improvement.

     Dana's international sales increased 26% in the third quarter of 1994 to $411 from $325 for the third quarter of 1993. This increase reflects the contribution of European companies acquired in late 1993 and early 1994 and continuing growth in South America.

     The Company's distribution sales were improved in the third quarter of 1994 versus third quarter of 1993, with auto distribution up 11%, truck parts distribution up 18% and mobile off-highway/industrial distribution up 13%. These 1994 sales include the effect of European acquisitions and reflect current strength in virtually all of Dana's global replacement parts markets.

     Revenue from Financial Holdings and Other Income increased 15% to $39 in the third quarter of 1994 due in part to higher leasing related revenue.

     Foreign currency translation losses, which have been almost exclusively related to the Company's Brazilian operations and the translation of the Cruzeiro to U.S. Dollars, were $1 for the quarter ended September 30, 1994, compared to $7 in the third quarter of 1993. During the third quarter of 1994, Brazil introduced its new currency, the Real, and initially placed it in parity with the U.S. Dollar. To the extent the value of the Real remains pegged to the U.S. Dollar, foreign currency translation adjustments relating to Brazil should be minimal.

     Dana's gross margin in the third quarter of 1994 was nearly 15%, slightly less than the third quarter of 1993. The decline was the result of a decrease in the gross margin of the company's Brazilian operations, which is a direct consequence of the introduction of that country's new currency. Despite the decline, overall profit has not been significantly affected. If Dana's 1993 margins were adjusted for the impact of translation losses, making the comparison more meaningful, 1994's third quarter margins would show an improvement.

ITEM 2. Results of Operations (Third Quarter 1994 vs Third Quarter 1993) (continued)

(in Millions)

     Restructuring charges for the period ending September 30, 1994, were $13 and include exit costs relating to people (health care, severance and relocation) and the costs to close down and write off facilities.

     Selling, general and administrative expenses (S,G & A) were $151 for the quarter ended September 30, 1994, a 5% increase over the same period in 1993 after excluding the effect on S,G & A of acquisitions made in the latter half of 1993 and early 1994. Higher business levels have contributed to the 5% increase, although the ratio of expense to sales improved.

     Interest expense decreased 10% to $28 in the third quarter of 1994 due to lower overall interest rates and reduced weighted average debt levels. During 1993, higher interest rate notes and debentures were replaced with other financing at lower rates and the 5 7/8% convertible debentures were converted to stock.

     Taxes on income in the third quarter of 1994 increased to $38 from $19 in the same period of 1993 due to higher taxable income and inclusion in 1993 of approximately $3 income tax benefit attributable primarily to the effect of the change in the U.S. corporate income tax rate on deferred income tax benefits. The effective tax rates were 41% and 34% in the third quarter of 1994 and 1993, respectively, the difference principally due to the aforementioned 1993 tax benefit.

     Equity in earnings of affiliates increased to $6 from $3 due to improved performances by the Company's affiliates in Venezuela and Mexico. Dana's affiliate operation in Venezuela benefitted from strong export sales volume of its products. Minority interest in net income of consolidated subsidiaries in the third quarter of 1994 was slightly lower than for the same period of 1993.

ITEM 2. Results of Operations (Nine Months 1994 vs. Nine Months 1993)

(in Millions)

     Dana's consolidated sales for the nine months ended September 30, 1994, were $4,919, up $887 (22%) from the $4,032 reported for the same period in 1993. The U.S. sales increased $670 (22%) over 1993's nine month level while international sales increased $217 (22%) over the same period. The sales gain is the result of unit volume increases throughout Dana's worldwide markets and the effect of European acquisitions. The acquisitions contributed $157 to the nine month sales increase, $33 of the U.S. and $124 of the international increases.

     Dana continues to benefit from the ongoing strength of the U.S. vehicular original equipment market. Dana's sales to U.S. light truck builders in the first nine months of 1994 were $1,290, an increase of 26% over 1993's nine month level, and domestic sales of heavy truck OE products were $476, up nearly 40% over 1993's first nine months level.

     Nine months 1994 consolidated sales to the worldwide highway vehicle market, Dana's largest, were $2,775, up 28% over the same period in 1993. U.S. sales to that market increased 29% to $1,755 while international sales (primarily Canada and South America) experienced a 24% growth in the first nine months of 1994 compared to the first nine months of 1993. Mobile off-highway OE sales were up nearly 37%, reflecting continued improvement in the North American agricultural and construction markets and the effect of a European acquisition. Industrial OE component sales for the nine months ended September 30, 1994, were 2% lower compared to the same period of 1993, but improved over the first and second quarter year-to-date comparisons to 1993; gains in the U.S. were offset by a weak European market which is only beginning to show signs of improvement.

     Dana's international sales increased 22% for the first nine months of 1994 to $1,192 from $975 for the nine months ended September 30, 1993. This increase reflects the contribution of European companies acquired in late 1993 and early 1994 and continuing growth in South America.

     The Company's distribution sales continued to show increases in the first nine months of 1994 compared to 1993, with auto distribution up 12%, truck parts distribution up 15% and mobile off-highway/industrial distribution up 13% over 1993's nine month levels. These 1994 sales include the effect of European acquisitions and reflect strength in virtually all of Dana's global replacement parts markets.

     Revenue from Financial Holdings and Other Income increased 9% to $110 for the period ended September 30, 1994, compared to the same period in 1993, due to higher leasing related revenue.

     Foreign currency translation losses were $24 for year-to-date 1994, as compared to $22 in 1993's first nine months. The increased losses are almost exclusively related to Dana's Brazilian operations. A significantly lower foreign currency translation adjustment was reported in the third quarter of 1994 as Brazil's new currency was introduced at parity with the U.S. Dollar. To the extent the value of the new currency remains pegged to the U.S. Dollar, future foreign currency translation adjustments relating to Brazil should be minimal.

     Dana's gross margin for the first nine months of 1994 was over 15% compared to slightly less than 15% for the same period in 1993. This improved gross margin is principally the result of the performance of Dana's North American operations which is benefiting from higher sales volumes and productivity improvements. If Dana's 1993 margins were adjusted for the impact of the Brazilian currency realignment, making the comparison more meaningful, 1994's gross margin would show an even greater improvement over the same nine months of 1993.

ITEM 2. Results of Operations (Nine Months 1994 vs Nine Months 1993)
(continued)

(in Millions)

     Restructuring charges ending September 30, 1994, were $13 and included exit costs relating to people (health care, severance and relocation) and the costs to close down and write off facilities.

     Selling, general and administrative expenses (S,G & A) were $458 for the first nine months of 1994, a 3% increase over the same period in 1993 after excluding the effect on S,G & A of acquisitions made in the latter half of 1993 and early 1994. Higher business levels have contributed to the 3% increase, although the ratio of expense to sales continues to improve.

     Interest expense decreased 22% to $83 for the first nine months of 1994, compared to the same period in 1993, due to lower overall interest rates and reduced weighted average debt levels. During 1993, higher interest rate notes and debentures were replaced with other financing at lower rates and the 5 7/8% convertible debentures were converted to stock.

     Taxes on income in the first nine months of 1994 increased to $124 from $65 in the first nine months of 1993 due to higher taxable income and the inclusion in 1993 of approximately $3 of income tax benefit attributable primarily to the effect of the change in the U.S. corporate income tax rate on deferred income tax benefits. The effective tax rate was 42% for the first nine months of 1994 compared to 39% for the same period in 1993, the difference primarily being the aforementioned tax benefit in 1993.

     Equity in earnings of affiliates increased to $18 for the first nine months of 1994 from $12 for the same period of 1993 due to improved performances by the Company's affiliates in Korea and Venezuela. The improvement in the performance of the company's affiliate in Korea is essentially related to the turnaround in the local economy, while Dana's affiliate operation in Venezuela benefitted from strong export sales volume of its products. Minority interest in net income of consolidated subsidiaries increased in 1994 due to the increased earnings of Dana's subsidiary in Canada.

     Dana is experiencing strong demand for its vehicular products in North and South America and a strong rebound in its mobile off-highway market. Additionally, the Company is now seeing the beginnings of economic recovery in Europe. The Company currently expects these trends to continue through 1995. As a result of the strong sales volume and the Company's emphasis on productivity, margins should be maintained. Dana will continue, as opportunities become evident, to pursue further growth in all of its global markets.

                          PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported. The Company is a party to several such proceedings:

     1. In the Matter of Dana Corporation-Victor Products Division and BRC Rubber Group. The Company has previously reported this administrative proceeding, in which the United States Environmental Protection Agency, Region 5 ("USEPA 5") sought civil penalties of $77,000 against Dana and $55,000 against the BRC Rubber Group ("BRC") for alleged violations of the federal Resource Conservation and Recovery Act by the Company's former plant in Churubusco, Indiana. In the third quarter, the administrative law judge ruled on various pending motions for summary judgment. The effect of his rulings was to retain Dana as a party to the proceeding and to dismiss BRC. The judge also determined that the amount of the civil penalty to be assessed against Dana remains in controversy, and the Company and USEPA 5 are presently negotiating this matter.

     2. Commissioner of the Department of Environmental Management v. Dana Corporation, Sleeve Plant. On September 13, 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations are discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. In the proposed Consent Order, the IDEM seeks civil penalties in the amount of $227,000. The Company is contesting certain of the allegations and negotiating the proposed Consent Order with the IDEM.

     3. In the Matter of Dana Corporation, Boston Weatherhead Division. On September 27, 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with various alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations include, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 is seeking civil penalties of $576,640. The Company is reviewing the allegations and a meeting is scheduled with USEPA 6 on this matter in the fourth quarter.

   There were no significant developments in the third quarter in the previously reported case of United States v. Dana Corporation, a suit by the U.S. Department of Justice alleging overcharging on eighteen government contracts or subcontracts awarded in the 1980s to Beaver Precision Products, Inc., a former subsidiary of a business acquired by the Company in 1985.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.


                 a) The Exhibit listed in the "Exhibit Index" is filed as a part of this report


                 b) Reports on Form 8-K. The Company filed a report on Form 8-K on September 23, 1994, to report that its offer to acquire approximately 47% of the shares of Kolbenschmidt AG from Metallgesellschaft AG had expired without the parties having reached an agreement.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       DANA CORPORATION
                                  ____________________________


Date:  November 7, 1994              James E. Ayers
       ___________________        ____________________________
                                     James E. Ayers
                                     Chief Financial Officer
                                     Vice President Finance and Treasurer

                                     Duly Authorized Officer and
                                     Principal Financial Officer.

                                 EXHIBIT INDEX


Exhibit                                                                              Page No.
- - - - -------                                                                              --------
  27                   Financial Data Schedule                                          18