Form 10-K405
period 1994-12-31
DANA CORP
filed 1995-03-10
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994       Commission file number 1-1063.

                                DANA CORPORATION
             (Exact name of registrant as specified in its charter)

             Virginia                                    34-4361040
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

     4500 Dorr Street, Toledo, Ohio                                 43615
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
     Title of each class                            which registered
- ----------------------------           -----------------------------------------
Common Stock of $1 par value           New York, Pacific, London Stock Exchanges


Securities registered pursuant to Section 12(g) of the Act:

                                      None
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---
The aggregate market value of the voting stock held by non-affiliates of the registrant at February 16, 1995, was approximately $2,390,408,000.

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 16, 1995, was 101,181,285 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                Document                                Where Incorporated
                --------                                ------------------
1.  Proxy Statement dated March 3, 1995          Part III (Items 10, 11, 12, 13)
    for Annual Meeting of Shareholders
    to be held on April 5, 1995.

2.  Annual Report to Shareholders                Part I (Item 1)
    for year ended December 31, 1994.            Part II (Items 5, 6, 7,8)
                                                 Part IV (Item 14)


The Exhibit Index is located at pages 27 - 30 of the sequential numbering system.

                                     INDEX

                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                                                         10-K Pages
                                                                         ----------
Cover                                                                         1
Index                                                                         2
Part I
- ------
     Item 1 - Business                                                      3 - 11
     -----------------
          Geographical Areas, Markets, Customer Dependence,
          Products, Material Source and Supply, Seasonality, Backlog,
          Competition, Strategy, Patents and Trademarks, Research
          and Development, Employment, Cash Flows, Environmental
          Compliance, and Executive Officers of the Registrant

     Item 2 - Properties                                                      12
     -------------------

     Item 3 - Legal Proceedings                                             13 - 14
     --------------------------

     Item 4 - Submission of Matters to a Vote of
     -------------------------------------------
              Security Holders                                                14
              ----------------

Part II
- -------
     Item 5 - Market for Registrant's Common Equity and
     --------------------------------------------------
              Related Stockholder Matters                                     15
              ---------------------------

     Item 6 - Selected Financial Data                                         15
     --------------------------------

     Item 7 - Management's Discussion and Analysis of
     ------------------------------------------------
              Financial Condition and Results of Operations                   15
              ---------------------------------------------

     Item 8 - Financial Statements and Supplementary Data                     15
     ----------------------------------------------------

     Item 9 - Changes in and Disagreements with Accountants on
     ---------------------------------------------------------
              Accounting and Financial Disclosure                             15
              -----------------------------------

Part III
- --------
     Item 10 - Directors and Executive Officers of the
     -------------------------------------------------
               Registrant                                                     16
               ----------

     Item 11 - Executive Compensation                                         16
     --------------------------------

     Item 12 - Security Ownership of Certain Beneficial
     --------------------------------------------------
               Owners and Management                                          16
               ---------------------

     Item 13 - Certain Relationships and Related Transactions                 16
     --------------------------------------------------------

Part IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules,
     --------------------------------------------------
               and Reports on Form 8-K                                      17 - 30
               -----------------------
          (a)(1)  Financial Statements
             (2)  Financial Statement Schedules
             (3)  Exhibits
          (b)     Reports on Form 8-K

Signatures                                                                  31 - 32
- ----------

                                     PART I

ITEM 1 - BUSINESS

         Dana Corporation, incorporated in 1905, is a global leader in engineering, manufacturing and marketing of products and systems for the worldwide vehicular, industrial and mobile off-highway original equipment (OE) markets and is a major supplier to the related aftermarkets (also called "distribution" or "replacement parts" markets). Dana also owns Dana Credit Corporation, a significant provider of lease financing services in certain markets. The Company's products include: drivetrain systems, such as axles, driveshafts, clutches and transmissions; engine parts, such as gaskets and sealing systems, piston rings, pistons and filtration products; structural components, such as vehicular frames, engine cradles and heavy duty side rails; chassis products, such as steering and suspension components; fluid power systems, such as pumps, cylinders and control valves; and industrial power transmission products, such as electrical and mechanical brakes and clutches, drives and motion control devices.

         Dana's Vehicular segment is comprised of components and parts used on automobiles, pickup trucks, vans, minivans, sport utility vehicles and medium and heavy trucks. In 1994, sales from this segment accounted for 80% of Dana's sales. The Company's Industrial segment products include mobile off-highway vehicle and stationary equipment applications. Sales from this segment amounted to 20% of the Company's 1994 sales.

         "Business Segments" at pages 31 and 32 of Dana's 1994 Report to Shareholders ("1994 Annual Report") is incorporated herein by reference.

GEOGRAPHICAL AREAS

         To serve its global markets, Dana has established regional operating organizations in North America, Europe, South America and Asia/Pacific, each with management responsibility for its specific geographic markets. The Company's significant international operations are located in the following countries: Argentina, Australia, Brazil, Canada, China, Colombia, France, Germany, India, Italy, Japan, Korea, Mexico, Netherlands, Singapore, Switzerland, Taiwan, Thailand, United Kingdom and Venezuela. Dana's international subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products which are similar to those produced by Dana in the United States (U.S.). In addition to normal business risks, operations outside the U.S. are subject to other risks including, among others, the political, economic and social environments, governmental laws and regulations, and currency revaluations and fluctuations.

         Consolidated international sales were $1.6 billion, or 25% of the Company's 1994 sales. Including U.S. exports of $431 million, international sales accounted for 31% of 1994 consolidated sales. International operating income was $127 million, or 22% of consolidated 1994 operating income. In addition, there was $19 million of equity in earnings from international affiliates in 1994.

         "Business Segments" by geographic areas at page 33 of Dana's 1994 Annual Report and "International Operations" at page 26 of Dana's 1994 Annual Report are incorporated herein by reference.

MARKETS

     During the past three years, Dana's sales to Vehicular and Industrial OE manufacturers and service parts markets were as follows:

                                            Market Analysis by Business Segment*
                                              Percentage of Consolidated Sales
                                          --------------------------------------
                                          1992              1993            1994
                                          ----              ----            ----
Vehicular Products -
  OE Manufacturers                         50%               54%             56%
  Service Parts                            31%               28%             24%
                                           ---               ---             ---
                               Total       81%               82%             80%

Industrial Products -
  OE Manufacturers                         10%                9%             10%
  Service Parts                             9%                9%             10%
                                           ---               ---             ---
                               Total       19%               18%             20%

*Note: End use of products is not always identifiable but these are reasonable estimates derived from expected customer usages.

        Sales in the Lease Financing segment consisted of real estate sales and did not exceed 1% of consolidated sales for 1992, 1993 or 1994. Lease financing revenues (amounting to less than 5% of Dana's consolidated 1994 total revenues) have been excluded from this market analysis.

CUSTOMER DEPENDENCE

         The Company has thousands of customers and enjoys long-standing business relationships with many of these customers. The Company's attention to price, quality, delivery and service has been recognized by numerous customers who have awarded the Company supplier quality awards. Ford and Chrysler were the only customers accounting for more than 10% of the Company's net sales in 1994. The Company has been supplying product to Ford, Chrysler and their subsidiaries for many years. Sales to Ford, as a percentage of the Company's net sales, were 17%, 18% and 16% in 1992, 1993 and 1994, respectively. Sales to Chrysler, as a percentage of net sales, were 9%, 11% and 12% in 1992, 1993, and 1994, respectively. Loss of all or a substantial portion of the Company's sales to Ford, Chrysler or other large vehicle manufacturers, would have a significant adverse effect on the Company's financial results until this lost sales volume could be replaced. This event is considered unlikely in the ordinary course of business and would most likely occur only in the event of a major business interruption such as a prolonged strike at one of the Company's customers.

PRODUCTS

     The major groups of products within the Vehicular segment are as follows:

                                            Major Product Groups - Vehicular Segment
                                               Percentage of Consolidated Sales
                                            ----------------------------------------
                                               1992            1993            1994
                                               ----            ----            ----
Types of Products
- -----------------
Front and rear axles for highway
  vehicles, primarily trucks                    25%             28%             29%

Engine parts and accessories for
  highway vehicles, such as gaskets,
  seals, pistons, piston rings and filters      17%             14%             14%

Driveshafts and universal joints for
  highway vehicles, primarily trucks            10%             11%             11%

Frames and other structural components
  for highway vehicles, primarily trucks         9%              8%              8%

Other Vehicular products                        20%             21%             18%
                                                ---             ---             ---

     Total                                      81%             82%             80%


     No major product groups within the Industrial or Lease Financing segments exceeded 10% of consolidated sales during these periods.

MATERIAL SOURCE AND SUPPLY

     Most raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) are purchased from capable long-term suppliers within the geographic regions of the Dana operating units. Generally, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities needed by the Company. Temporary shortages of a particular material or part occasionally occur, but the overall availability of materials is not considered to be a problem by the Company.

SEASONALITY

     Dana's businesses are not considered to be seasonal, but the OE vehicular businesses do tend to track the vehicle manufacturers' production schedules.

BACKLOG

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

COMPETITION

     In its Vehicular and Industrial products segments, the Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of the Company's major vehicular OE customers as well as a number of independent U.S. and international suppliers. The competitive environment in these segments has changed dramatically in the past few years. The Company's traditional U.S. OE customers, faced with substantial international competition, have expanded their worldwide sourcing of components while reducing their overall number of suppliers. The Company has established operations in several regions of the world to enable Dana to be a strong global supplier of its core products.

     In the Lease Financing segment, the Company's primary focus is on leasing activities. The Company's competitors include national and regional leasing and finance organizations.

STRATEGY

     In the Vehicular and Industrial products segments, the Company is actively pursuing two broad strategies.

     The first of these strategies is to increase the Company's involvement and investment in its international markets. The Company has developed a well-defined regional organization in North America, South America, Europe and Asia-Pacific in support of this initiative to compete in world markets. In 1994, international sales, including exports from the U.S., totaled 31% of sales. The Company's longer term goal is to derive 50% of its sales (including exports) from customers outside the U.S. Although subject to certain risks, the Company believes broadening its sales base will better enable it to offset effects of economic downturns in specific countries, source product from the areas of the world which offer the lowest cost, and provide it access to markets which have the greatest growth potential. To accomplish this objective, the Company is focusing on meeting OE customers' needs in each of the local markets in which those customers operate, both through exports and by locating manufacturing facilities in markets where key OE customers have assembly plants. In addition, Dana is maximizing its technological capabilities and resources by offering complete product systems to its global customers.

         The Company's second long-term strategic objective is to increase its distribution sales to 50% of sales. The Company believes that distribution sales are less cyclical than OE sales and offer steady long-term growth potential. To date, the Company has consistently expanded its distribution business by increasing market penetration and broadening its product offerings through internal growth and acquisition. In 1994, the Company's distribution sales were 34% of sales.

PATENTS AND TRADEMARKS

         Dana's proprietary drivetrain, engine parts, chassis, structural components, fluid power systems, and industrial power transmission product lines have strong identities in the Vehicular and Industrial markets which Dana serves. Throughout these product lines, Dana owns or is licensed to manufacture and sell its products under a number of patents and licenses.
These patents and licenses have been obtained over a period of years and expire at various times. Dana considers each of them to be of value and aggressively protects its rights throughout the world against infringement. Because the Company is involved with many product lines, the loss or expiration of any particular patent or license would not materially affect the sales and profits of the Company.

         Dana owns numerous trademarks which are registered in many countries enabling Dana to market its products worldwide. The "Dana", "Spicer", "Perfect Circle", "Victor Reinz", "Wix", "Weatherhead", "Warner Electric" and "Gresen" trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

         Dana's facilities engage in engineering, research and development, and quality control activities to improve the reliability, performance and cost-effectiveness of Dana's existing Vehicular and Industrial products and to design and develop new products for both existing and anticipated applications. The Company employs advanced technology and methods to achieve these improvements. To promote efficiency and reduce development costs, Dana's research and engineering people work closely with OE manufacturing customers on special product and systems designs. Dana's consolidated worldwide expenditures for engineering, research and development, and quality control programs were $108 million in 1992, $120 million in 1993 and $138 million in 1994.

EMPLOYMENT

         Dana's worldwide employment (including consolidated subsidiaries) was approximately 39,500 at December 31, 1994.

CASH FLOWS

         The Company's cash flow from operating activities does not vary significantly within a year, although minor increases or decreases do occur. Cash generated by operating activities is utilized for investing purposes to purchase fixed assets and acquire new businesses and product lines and for financing purposes to pay dividends and retire debt. The "Statement of Cash Flows" on page 21 of Dana's 1994 Annual Report is incorporated herein by reference.

ENVIRONMENTAL COMPLIANCE

         The Company makes capital expenditures in the normal course of business, as necessary, to ensure that its facilities are in compliance with applicable environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on the Company's capital expenditures, earnings or competitive position in 1994, and the Company currently does not anticipate future environmental compliance costs to be material. "Environmental Compliance and Remediation" on page 29 of Dana's 1994 Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of March 7, 1995, present position(s), and other positions within the past five years are as follows. Unless otherwise indicated, all positions are with Dana. Hayes-Dana Inc. is a majority-owned subsidiary of Dana. Diamond Savings and Loan Company was a wholly-owned subsidiary of DFHI.

                   Present
Name               Position(s) with                         Other Positions During
and Age            the Registrant                           the Past Five Years
- -------            ----------------                         ----------------------
S.J. Morcott       Chairman of the Board of                 Dana Director since 1985;
(56)               Directors since 1990 and Chief           Chairman of the Board of Hayes-
                   Executive Officer since 1989,            Dana Inc. since 1987 and a
                   President and Chief Operating            Director since 1977
                   Officer since 1986

B.R. Reimer        Executive Vice President                 President - Dana Europe, 1986-93
(64)               since 1981

C.H. Hirsch        Executive Vice President                 Senior Vice President,
(60)               since 1991                               1985-91

J.E. Ayers         Chief Financial Officer since            None
(62)               1989, Vice President - Finance
                   since 1986 and Treasurer
                           since 1983

J.M. Magliochetti  President - Dana North                   Automotive President - Dana North
(52)               American Operations                      American Operations, 1990-92;
                   since 1992                               Group Vice President - Dana North
                                                            American Operations, 1985-90

F.E. Bauchiero     Industrial President - Dana North        Group Vice President - Dana North
(60)               American Operations since 1990           American Operations, 1989-90;

W.J. Carroll       President - Dana Distribution            Vice President and
(50)               Services since January 1995,             General Manager - Aftermarket
                   President - Hayes-Dana Inc.              Products Division, 1987-93
                   since 1993, President - DTF
                   Trucking since 1985

B.N. Cole          President - Parish Structural            Vice President and General
(52)               Components Group since January           Manager - Frame Division,
                   1995 and Vice President - Heavy          1988-91
                   Vehicle - Dana North American
                   Operations since 1991

C.J. Eterovic      President - Dana South American          Vice President - Dana South
(60)               Operations since 1993                    American Operations, 1992-93;
                                                            President - Dana Andean Common
                                                            Market, 1979-92

R.B. Forde         Group Vice President - Wix               Vice President and General Manager -
(58)               Filtration Products Group                Wix Division, 1987-95
                   since January 1995



                      Present
Name                  Position(s) with                         Other Positions During
and Age               the Registrant                           the Past Five Years
- -------               ----------------                         ----------------------
M.A. Franklin,III     President - Dana Europe                  Vice President and General
(47)                  since 1993                               Manager - Spicer Clutch Division
                                                               1991-93; Vice President and General
                                                               Manager - Private Brands and Product
                                                               Planning, 1989-91

C.W. Hinde            Vice President since 1992,               Director - Corporate Accounting
(56)                  Chief Accounting Officer                 & Taxes, 1986-92
                      and Assistant Treasurer
                      since 1986

C.J. McNamara         President - Victor Reinz Sealing         Vice President and General Manager-
(56)                  Products Group since January             Victor Products Division, 1987-92
                      1995 and Vice President -
                      Automotive - Dana North American
                      Operations since 1993

W.L. Myers            President - Spicer Driveshaft            Vice President and General Manager-
(54)                  Group since January 1995                 Spicer Universal Joint Division,
                                                               1986-95

J.H. Reed             President - Spicer Axle Group            Vice President - Light Vehicle -
(62)                  and President - Light Truck -            Dana North American Operations,
                      Dana North American Operations           1992-95, Vice President and General
                      since January 1995, President -          Manager - Spicer Axle Division,
                      Spicer Axle Division since 1991          1987-91


M.H. Rothlisberger    Vice President and Corporate             Vice President and Controller,
(51)                  Controller since December 1994,          Dana North American Operations
                      Assistant Treasurer since 1985           1989-94

E.J. Shultz           President - Lease Financing since        President - Financial Services,
(52)                  1994                                     1990-94, Group Vice President -
                                                               Financial Services, 1986-90

J.S. Simpson          President - Dana                         President - Diamond Savings
(54)                  Asia/Pacific Operations                  and Loan Company, 1987-92
                      since 1992

M.J. Strobel          Vice President since 1976,               None
(54)                  General Counsel since 1970,
                      and Secretary since 1982

J.H. Woodward, Jr.    Controller - Dana North American         Division Controller - Spicer Heavy
(42)                  Operations since December 1994           Axle and Brake Division, 1992-94,
                                                               Plant Manager - Spicer Trailer
                                                               Products Division, 1989-92


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

ITEM 2 - PROPERTIES

         Dana owns the majority of the manufacturing facilities and the larger distribution facilities for its Vehicular and Industrial products. A few manufacturing facilities and many of the Company's smaller distribution outlets, service branches, and offices are leased. The facilities, in general, are well-maintained and adapted to the operations for which they are being used, and their productive capacity is adjusted and expanded as required by market and customer growth.

         On a geographic basis, Dana's facilities (including those of consolidated subsidiaries and affiliates) are located as follows:

                                        Dana Facilities by Geographic Region
                                        ------------------------------------

Type of                           North       South                 Asia/
Facility                         America     America    Europe     Pacific     Total
- --------                         -------     -------    ------     -------     -----
Manufacturing                      120          24         44         12        200
Distribution                        53          14        143         35        245
Service Branches, Offices           90           6          8         13        117
                                 -------      -------    ------    -------     -----
                        Total      263          44        195         60        562
                                 =======      =======    ======    =======     =====

ITEM 3 - LEGAL PROCEEDINGS

         The Company and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company's management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage, and the Company's established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, management believes that any liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

         Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is a party to the following such proceedings, all of which have been reported previously:

        1. In the Matter of Dana Corporation-Victor Products Division and BRC Rubber Group. In this administrative proceeding, commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleges that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner (Bluffton Rubber Company or "BRC") of the storage facility's alleged RCRA status. USEPA 5 sought to require a RCRA closure of the storage facility and to recover civil penalties of approximately $77,000 from the Company and $55,000 from BRC. The Company agreed to indemnify BRC for liabilities asserted against BRC arising from alleged RCRA violations during the Company's operation of the storage facility. In 1992, the Company submitted a settlement proposal to USEPA 5 containing a soil sampling plan designed to establish whether contaminants had been released from materials that the Company stored at the storage facility. In 1993, the Indiana Department of Environmental Management ("IDEM"), on behalf of USEPA 5, notified the Company that the sampling plan was inadequate and issued a Notice of Deficiency with respect to the Company's closure of the storage facility. Since then, the Company has been engaged in discussions with IDEM about the sampling plan and Notice of Deficiency (which the Company believes imposes obligations beyond the appropriate scope of a RCRA closure) and with USEPA 5 about the proposed penalties. In the third quarter of 1994, the administrative law judge ruled on various pending motions for summary judgment, the effect of which was to retain Dana as a party to the proceeding and to dismiss BRC. In the fourth quarter of 1994, the Company and USEPA 5 reached agreement on the amount of $80,000 for the civil penalty. The Company expects that a consent decree will be finalized and site sampling work will commence in the first half of 1995.

         2. Commissioner of the Department of Environmental Management v. Dana Corporation, Sleeve Plant. In September 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations are discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. In the proposed Consent Order, IDEM seeks civil penalties in the amount of $227,000. The Company has contested certain of the allegations and is negotiating the proposed Consent Order with IDEM. There were no new developments in the fourth quarter of 1994.

        3. In the Matter of Dana Corporation, Boston Weatherhead Division. In September 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with various alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations include, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 is seeking civil penalties of $576,640. In the fourth quarter of 1994, the Company met with USEPA 6 to present evidence to refute the allegations and settlement negotiations were commenced.

         The Company has also previously reported that it is a defendant in the 1992 lawsuit, United States v. Dana Corporation. In this suit, the Department of Justice, on behalf of the United States, sued the Company, Warner Electric Brake and Clutch Company, Inc.("Warner Electric"), and Beaver Precision Products, Inc.("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on eighteen U.S. government contracts or subcontracts awarded to Beaver during the 1980s. Beaver was a subsidiary of Warner Electric when Dana acquired that company in January 1985. Both companies were later merged into Dana, and the Beaver operations were sold in 1991. However, Dana retained financial responsibility for the majority of the damages alleged in the complaint. Warner Electric and Beaver have now been dismissed as parties to this suit. The government's complaint includes claims both for statutory civil penalties and for damages in the amount of $8.9 million. The damages, if proven, may be subject either to doubling or trebling or to the accrual of interest. Recently, during ongoing settlement discussions, the government advised the Company that it intends to amend the complaint to increase the damage demand to approximately $18 million. The Company is continuing to defend this case vigorously and to engage in settlement negotiations with the government in which the litigation issues and alleged damages are being actively discussed and evaluated.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by Dana's security holders during the fiscal fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Dana's common stock is listed on the New York, Pacific, and London Stock Exchanges. On February 16, 1995, there were approximately 25,900 shareholders of record.

     Dividends have been paid on the common stock every year since 1936. Quarterly dividends have been paid since 1942.

     "Additional Comments - Shareholders' Investment" at page 42 of Dana's 1994 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

     "Eleven Year History - Financial Highlights" at page 43 of Dana's 1994 Annual Report is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Results" at pages 34-36 of Dana's 1994 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP dated February 12, 1995, at pages 18-34 of Dana's 1994 Annual Report and "Unaudited Quarterly Financial Information" at page 42 of Dana's 1994 Annual Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    - None -

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Dana's directors and executive officers is set out in Part I, Item 1 of this Form 10-K and in Dana's Proxy Statement dated March 3, 1995 for the Annual Meeting of Shareholders to be held on April 5, 1995 (the "1995 Proxy Statement"). "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" from the 1995 Proxy Statement are incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         "The Board and Its Committees" and "Executive Compensation" from Dana's 1995 Proxy Statement are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         "Stock Ownership" from Dana's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "Other Transactions" from Dana's 1995 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                      Page in
(a)      The following documents are incorporated by reference and                 Annual Report
         filed as part of this report:

         (1)   Financial Statements:

               Introduction to Financial Section                                         17

               Report of Independent Accountants                                         18

               Consolidated Balance Sheet at December 31, 1993 and 1994                  19

               Consolidated Statement of Income for each of the three years
                 in the period ended December 31, 1994                                   20

               Consolidated Statement of Cash Flows for each of the three
                 years in the period ended December 31, 1994                             21

               Consolidated Statement of Shareholders' Equity for each of the
                 three years in the period ended December 31, 1994                       22

               Comments on Financial Statements                                       23 - 34

               Management's Discussion and Analysis of Results                        34 - 36

               Unaudited Quarterly Financial Information                                 42

               Eleven Year History                                                       43

                                                                                      Page in
                                                                                     Form 10-K
                                                                                     ---------
         (2)   Financial Statement Schedules:

               Report of Independent Accountants on Financial Statement
                 Schedules for the three years ended December 31, 1994                   18

               Valuation and Qualifying Accounts and Reserves (Schedule VIII)         19 - 22

               Supplementary Information - Stock Plans                                23 - 25

               Supplementary Information - Commitments and Contingencies                 26

               All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)   Exhibits - The Exhibits listed in the "Exhibit Index" are              27 - 30
               filed as a part of this report.

(b)      Reports on Form 8-K - None




                      Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors
 of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated February 12, 1995, appearing on page 18 of the 1994 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedule VIII listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP



Toledo, Ohio
February 12, 1995

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VIII(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE


                                                                         Adjustment
                                                     Trade accounts       arising
                                                       receivable       from change
                         Balance at     Additions    "written off"      in currency      Balance at
                         beginning       charged        net of         exchange rates      end of
                         of period      to income     recoveries       and other items     period
                         ---------      ---------    --------------    ---------------   ----------
Year ended -

  December 31, 1992      $19,123,000    $7,629,000    $(8,826,000)       $(526,000)      $17,400,000

  December 31, 1993      $17,400,000    $7,477,000    $(7,950,000)       $( 99,000)      $16,828,000

  December 31, 1994      $16,828,000    $4,099,000    $(1,252,000)       $( 29,000)      $19,646,000


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VIII(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 ALLOWANCE FOR CREDIT LOSSES - LEASE FINANCING


                                                                         Adjustments
                                                                          arising
                                                       Amounts         from the change
                         Balance at     Additions    "written off"      in currency      Balance at
                         beginning       charged        net of         exchange rates      end of
                         of period      to income     recoveries       and other items     period
                         ---------      ---------    --------------    ---------------   ----------
Year ended -

  December 31, 1992      $44,413,000    $19,520,000   $(22,250,000)     $(570,000)        $41,113,000

  December 31, 1993      $41,113,000    $12,049,000   $(14,796,000)     $(126,000)        $38,240,000

  December 31, 1994      $38,240,000    $13,895,000   $(11,421,000)     $  75,000         $40,789,000


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VIII(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           ALLOWANCE FOR LOAN LOSSES



                                                         Amounts
                         Balance at    Additions       "written off"                        Balance at
                         beginning      charged           net of           Acquisitions        end of
                         of period     to income         recoveries      and other items      period
                         ---------     ---------       -------------     ---------------    -----------
Year ended -

  December 31, 1992     $ 9,100,000   $ 9,234,000       $   (505,000)      $8,989,000(1)    $26,818,000

  December 31, 1993     $26,818,000   $(1,848,000)(2)   $(10,544,000)      $   96,000       $14,522,000

  December 31, 1994     $14,522,000   $(2,548,000)      $ (6,088,000)      $ (247,000)(3)   $ 5,639,000




(1) Includes allowances on loans retained subsequent to the sale of Diamond Savings and Loan Company (DSL). These allowances were classified within "Subsidiary Held for Sale at December 31, 1991".

(2) Includes $4,255,000 reversal of reserves provided in prior years.

(3) Includes $201,000 transferred to valuation allowance on real estate.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE VIII(d) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                       VALUATION ALLOWANCE - REAL ESTATE



                                                       Amounts
                         Balance at    Additions     "written off"                        Balance at
                         beginning      charged         net of           Acquisitions       end of
                         of period     to income       recoveries      and other items      period
                         ---------     ---------     -------------     ---------------    ----------
Year ended -

  December 31, 1992      $24,689,000    $20,009,000   $( 6,105,000)    $ 3,989,000(1)     $42,582,000

  December 31, 1993      $42,582,000    $10,743,000   $(14,509,000)    $ 2,238,000(2)     $41,054,000

  December 31, 1994      $41,054,000    $10,337,000   $(12,699,000)    $   226,000(3)     $38,918,000



(1) Includes allowances on real estate retained subsequent to the sale of DSL. These allowances were classified within "Subsidiary Held for Sale at December 31, 1991".

(2) Includes reduction of $3,560,000 relating to real estate transferred to a partnership classified as an equity investment and an increase of $5,798,000 due to a reclassification from Investment Held for Sale - (DSL).

(3) Includes $201,000 transferred from allowance for loan losses.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES


               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS



EMPLOYEE STOCK OPTION PLANS

     The Company has in effect two stock option plans for employees which were approved by the shareholders in 1977 and 1982. The 1977 Plan was amended in 1981, 1986, 1990 and 1994. The 1982 Plan was amended with shareholder approval in 1988 and 1993. These plans authorize the grant of options and/or stock appreciation rights ("SARs") to key employees to purchase 6,000,000 and 11,900,000 shares, respectively, of common stock at exercise prices no less than 85% of the market value of such stock at date of grant; the exercise periods may extend for no more than ten years from date of grant. All options and SARs granted to date under these two plans have been granted at 100% of the market value of the Company's common stock at the date of grant.

     The number of shares above and all references below to the number of shares and per share prices have been adjusted for all stock dividends and distributions subsequent to the dates the plans were approved by the shareholders, including the June 1, 1994 two-for-one stock split.

     The number of shares subject to options (by year of grant) at December 31, 1994, and the exercise prices per share were as follows:

                          Number of              Average Price
                            Shares                 Per Share             Total
                          ---------              -------------           -----
Year granted -


   1985                     20,500                   $12.94            $   265,200
   1986                    124,328                    15.78              1,962,100
   1987                    133,200                    23.44              3,121,900
   1988                    226,302                    18.75              4,243,200
   1989                    158,550                    21.06              3,338,500
   1990                    363,304                    18.25              6,630,300
   1991                    283,500                    16.37              4,642,300
   1992                  1,046,269                    20.16             21,088,900
   1993                    709,500                    27.56             19,555,600
   1994                  1,045,950                    29.06             30,397,900
                         ---------                                     -----------
                         4,111,403                                     $95,245,900
                         =========                                     ===========

     At December 31, 1994, there were 5,551,606 shares available for future grants under the 1982 Plan, as amended. No shares have been available for grants under the 1977 Plan since 1987, and there were no SARs outstanding at December 31, 1994.

     Options becoming exercisable and options exercised, their exercise prices and their market prices during the three years ended December 31, 1994, under these plans were as follows:

                                        Exercise Price               Market Price
                                   ----------------------      -----------------------
                        No. of     Avg. Per                    Avg. Per
                        Shares      Share       Aggregate       Share        Aggregate
                        ------     --------     ---------      --------      ---------
Options becoming
  exercisable
  (Market prices
  at dates
  exercisable):

Year ended
  December 31,


     1992              496,024      $18.49     $ 9,172,000      $20.59      $10,211,000
     1993              667,124       19.21      12,817,000       26.80       17,878,000
     1994              668,968       21.28      14,236,000       28.89       19,329,000

Options exercised
  (Market prices
  at dates
  exercised):

Year ended
  December 31,


     1992              600,418      $10.92     $ 6,554,000      $17.26      $10,363,000
     1993              810,736       15.47      12,541,000       24.03       19,483,000
     1994              309,915       17.13       5,309,000       28.74        8,906,000

     The amount by which proceeds exceeded the par value of shares issued under options was credited to additional paid-in capital. No amounts were charged against income either at the time of granting options or issuing shares.

         The following table sets forth (1) the aggregate number of shares of the Company's common stock subject at December 31, 1994, to outstanding options, (2) the average exercise prices per share of such options, (3) the aggregate exercise prices of such options, (4) the ranges of expiration dates of such options, and (5) the aggregate market values of such shares at February 16, 1995, based on $23.63 per share, the closing sales price in the New York Stock Exchange Composite Transactions Index as reported in The Wall Street
Journal:

                 Aggregate                                                Aggregate
               No. of Shares    Average                                     Market
                Covered By      Exercise     Aggregate      Range of      Value at
                Outstanding      Price        Exercise     Expiration    February 16,
                  Options      Per Share       Price          Dates          1995
               -------------   ---------     ---------     ----------    -----------
1977 Amended      239,350        $19.94     $ 4,772,900      7/15/95      $ 5,655,800
     Plan                                                      to
                                                             7/13/97


1982 Amended    3,872,053        $23.37     $90,473,000      7/15/95      $91,496,600
     Plan                                                      to
                                                             7/18/04

         At December 31, 1994, 1,221 employees of the Company and its subsidiaries and affiliates held exercisable options under the Company's stock option plans, consisting of 208 employees under the 1977 Amended Plan and 1,013 employees (some of whom also held options under the 1977 Amended Plan) under the 1982 Amended Plan.

EMPLOYEES' STOCK PURCHASE PLAN

         With respect to the Company's Amended Employees' Stock Purchase Plan, as of December 31, 1994, 29,700 employees of the Company and its subsidiaries were eligible to participate. Of such employees, 8,900 were participating at December 31, 1994.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN

         In 1993, the shareholders approved a stock option plan for non-employee Directors of the Company. The plan provides for the granting of options to purchase the Company's common stock at prices equal to the market value of the stock at the date of grant. The options are exercisable after one year for a period not to exceed ten years from the date of grant. In 1993 and 1994, options were granted for 21,000 shares each year at per share exercise prices of $24.25 in 1993 and $28.88 in 1994. These options expire 4/19/03 and 4/18/04. During 1994, 3,000 options were exercised at an aggregate exercise price of $72,800 and had an aggregate market price at date of exercise of $87,800. At December 31, 1994, 39,000 options were outstanding, 21,000 options were exercisable and there were 88,000 options available for future grant. The 21,000 options which became exercisable during 1994 had an aggregate exercise price of $509,300 and an aggregate market price at date of exercisability of $589,300. As of February 16, 1995, the aggregate exercise price of the 39,000 options outstanding under the Plan was $1,042,900 and the aggregate market value of those options was $921,600.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES


               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS



COMMITMENTS AND CONTINGENCIES

         As discussed on page 29 of the 1994 Annual Report under the comments on "Commitments and Contingencies," the Company and its consolidated subsidiaries are parties to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and products liability claims.

         With respect to environmental claims, the Company is involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at Superfund sites where the Company has been named as a potentially responsible party. "Environmental Compliance and Remediation" at page 29 of Dana's 1994 Annual Report and "Management's Discussion and Analysis of Results" at pages 34 and 35 of Dana's 1994 Annual Report are incorporated herein by reference.

         With respect to product liability claims, from time to time the Company is named in proceedings involving alleged defects in its products. Currently included in such proceedings are a large number of claims (most of which are relatively small) based on alleged asbestos-related personal injuries. At December 31, 1994, approximately 19,100 such claims were outstanding, of which approximately 8,000 were subject to pending settlement agreements. The Company has agreements with its insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. The Company is also a party to a small number of asbestos-related property damage proceedings. The Company's insurance carriers are paying the major portion of the defense costs in connection with such cases, and the Company has incurred no indemnity costs to date. "Management's Discussion and Analysis of Results" at pages 34 and 35 of Dana's 1994 Annual Report is incorporated herein by reference.

                                 EXHIBIT INDEX

EXHIBIT                                                                      PAGE NO.
- -------                                                                      --------
  3-A     Restated Articles of Incorporation, amended effective
          June 1, 1994 (filed by reference to Exhibit 4
          to Registrant's Form 8 - A/A, Amendment No. 3, filed
          on October 4, 1994)

  3-B     Restated By-Laws of Registrant, effective November 1, 1994

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

 10-D(4) Fourth Amendment to 1977 Incentive Stock Option Plan, dated December 12, 1994

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

 10-G Dana Corporation Retirement Plan, amended and restated as of December 13, 1994

 10-H     Directors Retirement Plan, amended effective January 26,
          1993 (filed by reference to Exhibit 10-H to Registrant's
          Annual Report on Form 10-K for the fiscal year ended
          December 31, 1992)

 10-I(1)  Director Deferred Fee Plan, amended effective October 28, 1992

 10-I(2) Trust Agreement between Registrant and Society Bank and Trust dated October 18, 1993, under which Messrs. Bailar, Carpenter,
          Fridholm, Hiner, Stevenson and Sumner are each, and separately, beneficiaries

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



EXHIBIT                                                                           PAGE NO.
- -------                                                                           --------
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

 10-K        Supplemental Benefits Plan, amended effective January 29, 1993
             (filed by reference to Exhibit 10-K to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

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

 10-L(3)     Second Amendment to 1989 Restricted Stock Plan, adopted
             October 18, 1993 (filed by reference to Exhibit 10-L(3) to
             Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1993)

 10-M        Directors' Stock Option Plan (filed by reference to Exhibit B to
             Registrant's Proxy Statement for its Annual Meeting of
             Shareholders held on April 7, 1993)

 10-M(1)     First Amendment to Directors' Stock Option Plan, adopted April 18,
               1994

 13          The following sections of the 1994 Annual Report to Shareholders:

             Business Segments (at pages 31-33 of the Annual Report)

             Statement of Cash Flows (at page 21 of the Annual Report)

             Environmental Compliance and Remediation (at page 29 of the Annual
               Report)

             Additional Comments - Shareholders' Investment (at page 42 of the
               Annual Report)

             Eleven Year History - Financial Highlights (at page 43 of the
               Annual Report)

             Management's Discussion and Analysis of Result (at pages 34-36 of the Annual Report)


EXHIBIT                                                                             PAGE NO.
- -------                                                                             --------
 13       Introduction to Financial Section, Financial Statements and
            Independent Accountants' Report(at pages 17-34 of the Annual Report)

          Unaudited Quarterly Financial Information (at page 42 of the Annual
            Report)

 21       List of Subsidiaries of Registrant

 23       Consent of Price Waterhouse LLP

 24       Power of Attorney

 27       Financial Data Schedule




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

                                                                DANA CORPORATION
                                                  ---------------------------------------------
                                                                  (Registrant)

Date:      March 10 , 1995                        By:   Martin J. Strobel
      -------------------------                       -----------------------------------------
                                                      Martin J. Strobel, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:      March 10, 1995                       Southwood J. Morcott
      -------------------------                 -----------------------------------------------
                                                Southwood J. Morcott, Chairman of the Board
                                                of Directors, Chief Executive Officer,
                                                President and Chief Operating Officer

Date:      March 10, 1995                       James E. Ayers
      -------------------------                 -----------------------------------------------
                                                James E. Ayers, Chief Financial Officer,
                                                Vice President - Finance and Treasurer

Date:      March 10, 1995                       Charles W. Hinde
      -------------------------                 -----------------------------------------------
                                                Charles W. Hinde, Chief Accounting Officer,
                                                Vice President and Assistant Treasurer

Date:      March 10, 1995                       * B. F. Bailar
      -------------------------                 -----------------------------------------------
                                                B. F. Bailar, Director

Date:      March 10, 1995                       * E. M. Carpenter
      -------------------------                 -----------------------------------------------
                                                E. M. Carpenter, Director

Date:      March 10, 1995                       * E. Clark
      -------------------------                 -----------------------------------------------
                                                E. Clark, Director

Date:      March 10, 1995                       * R. T. Fridholm
      -------------------------                 -----------------------------------------------
                                                R. T. Fridholm, Director

Date:      March 10, 1995                       * G. H. Hiner
      -------------------------                 -----------------------------------------------
                                                G. H. Hiner, Director


Date:      March 10, 1995                      *  M. R. Marks
      -------------------------                 -----------------------------------------------
                                                M. R. Marks, Director

Date:      March 10, 1995                      *  J. D. Stevenson
      -------------------------                 -----------------------------------------------
                                                J. D. Stevenson, Director

Date:      March 10, 1995                      *  T. B. Sumner, Jr
      -------------------------                 -----------------------------------------------
                                                T. B. Sumner, Jr., Director


                                               *By: Martin J. Strobel
                                                    -------------------------------------------
                                                    Martin J. Strobel, Attorney-in-Fact


