Form 10-Q
period 1995-03-31
DANA CORP
filed 1995-05-03
CIK 26780

                                                       SECURITIES AND EXCHANGE COMMISSION
                                                             Washington, D.C.  20549



                                                                    FORM 10-Q
- ----
                                                Quarterly Report Pursuant to Section 13 or 15(d)
____                                                 Of the Securities Exchange Act of 1934

                                                                                                        Commission
For the Quarterly Period Ended  March 31, 1995                                                          File Number 1-1063
                                --------------                                                                      ------


                                                         Dana Corporation
- --------------------------------------------------------------------------------------------------------------------------------
                                      (Exact Name of Registrant as Specified in its Charter)


         Virginia                                                                                       34-4361040
- ---------------------------------------                                                 ------------------------------------------
(State or other jurisdiction                                                                            (IRS Employer
of incorporation or organization)                                                                  Identification Number)


   4500 Dorr Street, Toledo, Ohio                                                                       43615
- ----------------------------------------                                                -----------------------------------------
(Address of Principal Executive Offices)                                                              (Zip Code)


                                                          (419) 535-4500
                                       ----------------------------------------------------
                                       (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X      No
                                  -----       -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                 Outstanding at March 31, 1995
- -----------------------------                 -----------------------------
Common stock of $1 par value                         101,198,239

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


Part I.  Financial Information

                 Item 1.   Financial Statements

                           Condensed Balance Sheet
                                December 31, 1994 and
                                March 31, 1995                                                      3

                           Statement of Income
                                Three Months Ended
                                March 31, 1994 and 1995                                             4

                           Condensed Statement of Cash Flows
                                Three Months Ended
                                March 31, 1994 and 1995                                             5

                           Notes to Condensed Financial Statements                                  6

                 Item 2.   Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations                                                      7 - 10


Part II. Other Information

                 Item 1.  Legal Proceedings                                                       11 - 12

                 Item 4.  Submission of Matters to a Vote of Security Holders                        13

                 Item 6.  Exhibits and Reports on Form 8-K                                           14

Signatures                                                                                           15

Exhibit Index                                                                                        16

                         PART I.  FINANCIAL INFORMATION



ITEM 1.                         DANA CORPORATION
- -------
                      CONDENSED BALANCE SHEET (Unaudited)

                                 (in Millions)


                    Assets                                      December 31, 1994       March 31, 1995
                    ------                                      ------------------      ---------------

Cash and Cash Equivalents                                           $     112.2         $       95.5
Accounts Receivable, Less
  Allowance for Doubtful Accounts                                         960.4              1,159.4
Inventories
  Raw Materials                                                           186.4                206.8
  Work in Process and Finished Goods                                      553.8                592.2
Lease Financing                                                           931.0                930.2
Investments and Other Assets                                              793.2                772.5
Deferred Income Tax Benefits                                              226.6                228.0
Property, Plant and Equipment                                           2,797.0              3,000.2
Less - Accumulated Depreciation                                        (1,449.8)            (1,563.8)
                                                                       --------             --------

             Total Assets                                           $   5,110.8          $   5,421.0
                                                                    ===========          ===========



  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                                     $     583.1          $     631.3
Accounts Payable                                                          390.2                440.5
Other Liabilities                                                         749.1                832.5
Deferred Employee Benefits                                              1,109.9              1,113.5
Long-Term Debt                                                          1,186.5              1,258.8
Minority Interest                                                         152.2                166.0
Shareholders' Equity                                                      939.8                978.4
                                                                    -----------          -----------

             Total Liabilities and
               Shareholders' Equity                                 $   5,110.8          $   5,421.0
                                                                    ===========          ===========

- -------
                                DANA CORPORATION

                        STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                                   Three Months Ended March 31
                                                                 --------------------------------
                                                                 1994                        1995
                                                                 ----                        ----

Net Sales                                               $     1,596.7                   $    1,924.4
Revenue from Lease Financing
  and Other Income                                               33.8                           44.5
Foreign Currency Adjustments                                     (7.7)                           3.1
                                                         ------------                   ------------
                                                              1,622.8                        1,972.0
                                                         ------------                   ------------

Cost of Sales                                                 1,362.9                        1,634.2
Selling, General and
  Administrative Expenses                                       145.6                          162.9
Interest Expense                                                 28.0                           33.1
                                                         ------------                   ------------

                                                              1,536.5                        1,830.2
                                                         ------------                   ------------

Income Before Income Taxes                                       86.3                          141.8
Estimated Taxes on Income                                        40.1                           58.5
                                                         ------------                   ------------
Income Before Minority Interest and
  Equity in Earnings of Affiliates                               46.2                           83.3
Minority Interest                                                (3.2)                          (9.4)
Equity in Earnings of Affiliates                                  4.7                          (14.7)
                                                         ------------                   ------------


Net Income                                               $       47.7                   $       59.2
                                                         ============                   ============


Net Income Per Common Share                              $        .48                   $        .59
                                                         ============                   ============

Dividends Declared and Paid per
  Common Share                                           $        .20                   $        .21
                                                         ============                   ============

Average Number of Shares Outstanding                             98.6                          101.2

- -------


                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in Millions)



                                                                       Three Months Ended March 31
                                                                     -------------------------------
                                                                     1994                       1995
                                                                     ----                       ----
Net Income                                                      $     47.7                 $      59.2
Depreciation and Amortization                                         55.4                        57.7
Net Change in Receivables, Inventory and Payables                    (43.6)                     (120.4)
Other                                                                  5.3                        26.4
                                                                ----------                 -----------
          Net Cash Flows from Operating Activities                    64.8                        22.9
                                                                ----------                 -----------

Purchases of Property, Plant and Equipment                          ( 53.8)                     ( 79.0)
Purchases of Assets to be Leased                                    ( 69.9)                      (63.2)
Payments Received on Leases and Loans                                 51.1                        71.8
Purchase of Minority Interest in Subsidiary                                                      (52.2)
Other                                                                (12.0)                        0.6
                                                                ----------                 -----------
          Net Cash Flows-Investing Activities                        (60.6)                     (122.0)
                                                                ----------                 -----------


Net Change in Short-Term Debt                                         78.7                        55.8
Proceeds from Long-Term Debt                                          51.5                       133.6
Payments on Long-Term Debt                                          (132.8)                      (86.6)
Dividends Paid                                                       (19.7)                      (21.2)
Other                                                                  3.7                         0.8
                                                                ----------                 -----------
          Net Cash Flows-Financing Activities                        (18.6)                       82.4
                                                                ----------                 -----------

          Net Change in Cash and Cash Equivalents               $    (14.4)                $     (16.7)
          Cash and Cash Equivalents-beginning of year                 77.6                       112.2
                                                                ----------                 -----------
          Cash and Cash Equivalents-end of period               $     63.2                 $      95.5
                                                                ==========                  ==========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of the results for the unaudited interim periods have been included.

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc.
     (DFHI), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                        DIAMOND FINANCIAL HOLDINGS, INC.

                                                Three Months Ended March 31
                                                ---------------------------
                                               1994                     1995
                                               ----                     ----

           Revenue                           $   41.9                 $    50.8
           Net Income                             3.8                       5.0

                                    December 31, 1994               March 31, 1995
                                    -----------------               --------------

           Total Assets                    $  1,387.5                     $ 1,371.9
           Total Liabilities                  1,295.5                       1,274.3
                                             --------                      --------

           Shareholder's Equity            $     92.0                     $    97.6
                                           ==========                     =========


3. On April 18, 1994, Dana's Board of Directors approved a two-for-one stock split effective for stockholders of record on June 1, 1994. Share and per share amounts have been restated to reflect the stock split.

4. In the first quarter of 1995, Dana acquired Plumley Companies, Inc. (Plumley), a manufacturer of rubber and silicone sealing products, primarily for automotive applications. Plumley is being accounted for as a pooling of interests. Prior years' financial statements have not been restated since the amounts are not material to the consolidated financial statements.

5. In the first quarter of 1995, Dana recorded a non-operating charge of approximately $18 ($.17 per share) for its proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso.

6. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana Inc. that it did not own. At March 31, 1995, Dana has increased its ownership in Hayes-Dana from 57% to 83%. Subsequent to March 31, 1995, Dana has increased its ownership from 83% to 99% and intends to acquire 100%.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   ---------------------------------------
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

(in Millions)

    Capital expenditures for property, plant and equipment were $79 for the first three months of 1995, compared to $54 for the first three months of 1994. This higher level of capital spending is attributable to an increased worldwide demand for Dana products and the Company's ongoing commitment to productivity, product quality and technological improvements. Capital expenditures for 1995 are currently projected to be $330, approximately the same as 1994's expenditures of $337.

    Dana Corporation and its consolidated subsidiaries' (Dana) 1995 debt as of March 31, totaled $1,890, which is up $120 from year end 1994. This increase is due in large part to continued strong sales growth at Dana's manufacturing facilities, as well as the acquisition of Plumley and the partial funding for
the purchase of minority shares outstanding of Hayes-Dana.   Dana, excluding
Diamond Financial Holdings, Inc. (DFHI) and Dana Credit Corporation (DCC), finances its short-term debt through the issuance of commercial paper and bank borrowings. To fund its working capital requirements, Dana (excluding DFHI and
DCC) has $370 in committed credit facilities available to back up the issuance of commercial paper obligations and $884 in uncommitted lines with banks for bank borrowings. At March 31, 1995, Dana (excluding DFHI and DCC) had domestic and international short-term borrowings of $255, as compared to $261 at December 31, 1994. DFHI obtains its short-term funds through bank borrowings. DFHI's bank lines totaled $145 with $135 short-term debt outstanding as of March 31, 1995. DCC finances its short-term U.S. and international debt requirements through the issuance of commercial paper and bank direct borrowings. DCC had committed credit facilities for commercial paper issuance in the amount of $250, committed bank lines of $19, and uncommitted bank lines of $389. Against these credit lines, DCC had borrowed $241 at March 31, 1995, which is up from $177 at December 31, 1994. Dana's consolidated long-term debt increased to $1,259 at March 31, 1995, from $1,187 at December 31, 1994. This increase is a result of the ongoing debt and interest rate management which involves the periodic replacement of short-term debt with long-term debt. Dana's (excluding DFHI and DCC) long-term debt position at March 31, 1995 was
$630, up from $542 at year end 1994.   DCC's long-term debt at the end of the
first three months of 1995 was $629 as compared to $640 at December 31, 1994.

    In the normal course of business, management identifies operations which are non-strategic and under-performing. Action plans are then developed for the downsizing, consolidation or closure of these operations. Upon approval of these plans, estimated costs of implementation (including employee benefits and other expenses incidental to the actions) are charged to cost of sales. Of the charges recorded, the Company had remaining accrued liabilities of $21 at March 31, 1995, compared to $26 as of December 31, 1994. Of the $21 liability accrued at March 31, 1995, it is anticipated $15 will be paid in 1995 and $6 in 1996. Dana expects that operations over the long term will benefit from these realignment actions.

    Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of March 31, 1995 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that any liabilities that may result from these proceedings are not likely to have a material effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation

- ------- -------------------------------

(in Millions)


methods or outcomes, the Company accrues at the lower end of the range, which at March 31, 1995, was $73 for product liability costs (products) and $52 for environmental liability costs (environmental) compared to $77 for products and $48 for environmental at December 31, 1994. The difference between minimum and maximum contingent liabilities, while not considered material, was $11 for products and $6 for environmental at March 31, 1995 compared to $11 for products and $5 for environmental at December 31, 1994. Probable recoveries of $54 for products and $6 for environmental from insurance or third parties have been recorded as assets at March 31, 1995, compared to $61 for products and $6 for environmental at December 31, 1994. The Company has concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities will have a material adverse effect on its liquidity, financial condition or results of operations.

    The Company is also a defendant in a lawsuit, described in Part II, Item 1 of this report, brought by the Department of Justice alleging that a former Dana operation overcharged the U.S. government on eighteen contracts or subcontracts awarded during the 1980's. The government's complaint includes claims both for statutory civil penalties and for damages in the amount of $8.9 million. The damages, if proven, may be subject either to doubling or trebling or to the accrual of interest. In April 1995, the government moved to amend the complaint to change the claim for damages to an unspecified amount, while continuing to indicate to the Company that its claimed damages are approximately $18 million. It is not anticipated that the outcome of this lawsuit will have a material adverse effect on the Company's liquidity, financial condition or results of operations.

    Dana anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet the Company's funding requirements for 1995.

- -------

Results of Operations (First Quarter 1995 vs First Quarter 1994)
- ----------------------------------------------------------------

(in Millions)

    Dana Corporation's first quarter sales were $1,924, an increase of 21% over 1994's first quarter of $1,597. This 21% growth was primarily the result of unit volume increases achieved throughout the Company's worldwide markets and the effect of recent acquisitions. Dana's first quarter 1995 sales to U.S. light truck builders were up more than 18% over 1994's first quarter as a result of the ongoing popularity of light trucks and sport utility vehicles. Strong production schedules and high order backlogs have sustained demand for Dana's medium and heavy truck components. The Company's U.S. medium and heavy truck Original Equipment (OE) sales increased 57% and 20% respectively, first quarter 1995 over the same period in 1994. Dana sales to the combined highway vehicle market, the Company's largest, were up 26% quarter over quarter. Acquisitions and the effect of fully consolidating an affiliate previously accounted for on an equity basis contributed $75 of the sales increase, $33 in the U.S. and $42 international. The Company's first quarter sales to the mobile off-highway OE market increased 31% 1995 over 1994, reflecting strength in the construction and agricultural machinery markets worldwide as well as the impact of a European acquisition. Dana's industrial OE component sales increased 23% on a worldwide basis, including a 32% increase in the U.S. and 12% internationally. The Company's combined distribution business continued to grow in part due to acquisitions and growth in international aftermarket operations, with automotive increasing 9%, truck parts 6% and mobile off-highway/industrial distribution up 11%.

    Dana's U.S. sales increased 18% while international sales increased 29%
over first quarter of 1995 versus first quarter of 1994.   On a regional basis,
the Company's first quarter 1995 sales increased 17% in North America, 31% in South America, 27% in Europe and 122% in Asia Pacific over first quarter 1994 sales. After adjusting for the effect on sales of recent acquisitions and the obtaining of majority ownership and consolidation of a Taiwanese affiliate that was accounted for on the equity method in 1994, North American sales increased 15%, European 12%, South American 29% and Asia Pacific 21%.

    Revenue from lease financing and other income increased almost $11 in the first quarter of 1995 over 1994 due to higher 1995 lease finance revenue and interest income, while 1994 other income was lower due to investment write-offs. DCC's leveraged lease portfolio and direct financing assets of the United Kingdom operation experienced increases quarter over quarter generating higher lease financing revenue.

    Adjustments for translation of foreign currency resulted in a gain of $3 for the first quarter of 1995 compared to a loss of $8 in 1994. This $11 difference is almost exclusively related to the translation from local currency to U.S. dollars of the Company's Brazilian operations. The new Brazilian currency (real) was introduced at parity with the U.S. dollar during the third quarter of 1994. The strength of the real has resulted in a first quarter 1995 translation gain compared to losses incurred in the first quarter of 1994 due to the translation of the old currency (cruzeiros) to U.S. dollars.

ITEM 2. Results of Operations (First Quarter 1995 vs First Quarter 1994)
- ------- ----------------------------------------------------------------
        (continued)

(in Millions)

    Dana's consolidated gross margin increased to 15.1% for the first three months of 1995 compared to 14.6% for the same period in 1994. Margins of Dana's international operations, on a collective basis, improved in 1995 as a result of higher sales volumes. U.S. operations' 1995 first quarter gross margin was comparable to 1994.

    Selling general and administrative expenses (SG&A) were $163 in the first three months of 1995 compared to $146 for the same period in 1994, an increase of $17. After adjusting for the increase associated with acquisitions made in the latter half of 1994 and early in 1995 of $7, SG&A increased 7% principally due to higher business activities. The Company's ratio of SG&A expense to sales continues to improve and was 8.5% in 1995's first quarter compared to 9.1% in the first quarter of 1994, reflecting benefits derived from technology and productivity efforts throughout Dana.

    Interest expense increased to $33 for the first three months of 1995 from $28 in 1994's first quarter due to an increase in the average debt level and an increase in the overall average interest rate.

    Minority interest in net income of consolidated subsidiaries increased in 1995's first quarter to $9 from $3 reported in 1994's first quarter due principally to increased earnings of Dana's subsidiaries in Brazil and Europe.

    A loss of approximately $15 was reported for equity in earnings of affiliates for the three months ended March 31, 1995, compared to income of approximately $5 for the same period in 1994. The 1995 loss resulted as the Company recorded a non-operating charge of approximately $18 for Dana's proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso. The value of the Mexican peso to U.S. dollar has recently stabilized at approximately 6 pesos to the U.S. dollar. Although future movement is difficult to predict, if the peso/dollar value remains at its current level, additional translation losses will not be incurred.

    Taxes on income totaled $59 in the first three months of 1995 compared to $40 in 1994. The effective rate decreased to 41% in the first quarter of 1995 from 47% for 1994's first quarter due in part to a lower effective state tax rate in 1995. Due to the increased profitability of the Company in 1995, the fixed portion of state taxes was spread over a larger base resulting in the lower effective rate than in 1994. A lower effective tax rate associated with Dana's Brazilian operations also contributed to the lower overall rate in 1995.

    Based on current demand for light trucks, sport utility vehicles and medium and heavy trucks, Dana expects sales of its vehicular components to the North and South American markets to remain strong in the coming months. Mobile off-highway OE sales growth of Dana product also is expected to continue, reflecting strong demand from the Company's construction and agricultural equipment customers. Sales increases of industrial OE products are also anticipated, due to a strong U.S. market and steady growth being experienced in Europe. Dana expects its worldwide aftermarket sales to continue to grow.

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.
- -------

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

    1. IN THE MATTER OF DANA CORPORATION-VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. In this administrative proceeding, commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleges that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner (Bluffton Rubber Company or "BRC") of the storage facility's alleged RCRA status. USEPA 5 sought to require a RCRA closure of the storage facility and to recover civil penalties of approximately $77,000 from the Company and $55,000 from BRC. The Company agreed to indemnify BRC for liabilities asserted against BRC arising from alleged RCRA violations during the Company's operation of the storage facility. In 1992, the Company submitted a settlement proposal to USEPA 5 containing a soil sampling plan designed to establish whether contaminants had been released from materials that the Company stored at the storage facility. In 1993, the Indiana Department of Environmental Management ("IDEM"), on behalf of USEPA 5, notified the Company that the sampling plan was inadequate and issued a Notice of Deficiency with respect to the Company's closure of the storage facility. Since then, the Company has been engaged in discussions with IDEM about the sampling plan and Notice of Deficiency (which the Company believes imposes obligations beyond the appropriate scope of a RCRA closure) and with USEPA 5 about the proposed penalties. In the third quarter of 1994, the administrative law judge ruled on various pending motions for summary judgment, the effect of which was to retain Dana as a party to the proceeding and to dismiss BRC. In the fourth quarter of 1994, the Company and USEPA 5 reached agreement on the amount of $80,000 for the civil penalty. The Company expects that a Consent Decree will be finalized and site sampling work will commence in the second quarter of 1995.

    2. COMMISSIONER OF THE DEPARTMENT OF ENVIRONMENTAL MANAGEMENT V. DANA CORPORATION, SLEEVE PLANT. In September 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations are discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. In the proposed Consent Order, IDEM seeks civil penalties in the amount of $227,000. The Company has contested certain of the allegations and is negotiating the proposed Consent Order with IDEM. There were no new developments in the first quarter of 1995.

    3. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In September 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with various alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations include, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 is seeking civil penalties of $576,640. In the fourth quarter of 1994, the Company met with USEPA 6 to present evidence to refute the allegations and settlement negotiations were commenced. Those negotiations continued in the first quarter of 1995.

    The Company has also previously reported that it is a defendant in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION. In this suit, the Department of Justice, on behalf of the United States, sued the Company, Warner Electric Brake and Clutch Company, Inc.("Warner Electric"), and Beaver Precision Products, Inc.("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on eighteen U.S. government contracts or subcontracts awarded to Beaver during the 1980s. Beaver was a subsidiary of Warner Electric when Dana acquired that company in January 1985. Both companies were later merged into Dana, and the Beaver operations were sold in 1991. Warner Electric and Beaver have now been dismissed as parties to this suit. The government's complaint includes claims both for statutory civil penalties and for damages in the amount of $8.9 million. The damages, if proven, may be subject either to doubling or trebling or to the accrual of interest. In April 1995, the government moved to amend the complaint to change the claim for damages to an unspecified amount, while continuing to indicate to the Company that its claimed damages are approximately $18 million. The Company is continuing to defend this case vigorously and to engage in settlement negotiations with the government in which the litigation issues and alleged damages are being actively discussed and evaluated.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on April 5, 1995:

1.  Election of Directors.   The following were elected to serve as Directors
of the Company until the next annual meeting of stockholders or until their successors are elected:

                                      Votes For                       Votes Withheld
                                      ---------                       --------------

 B. F. Bailar                         88,029,152                           272,548

 E. M. Carpenter                      88,036,334                           265,366

 E. Clark                             88,025,187                           276,513

 R. T. Fridholm                       87,992,146                           309,554

 G. H. Hiner                          88,017,275                           284,425

 M. R. Marks                          88,027,396                           274,304

 S. J. Morcott                        88,021,317                           280,383

 J. D. Stevenson                      87,537,272                           764,428

 T. B. Sumner, Jr.                    88,007,567                           294,133


2. Adoption of Additional Compensation Plan: The Company's Additional Compensation Plan was approved and adopted. Under this Plan, annual incentive awards may be made to key employees of the Company and its subsidiaries and affiliates based on the Company's achievement of pre- established performance goals. There were 81,538,839 votes cast for approval of the Plan; 5,871,242 votes against; 891,619 votes abstaining; and no broker nonvotes.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.
- -------

                 a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report


                 b)    Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                DANA CORPORATION
                                           ------------------------------------

Date:       May 3, 1995                    /s/ JAMES E. AYERS
       -----------------------             ------------------------------------
                                           James E. Ayers
                                           Chief Financial Officer
                                           Vice President Finance and Treasurer

                                           Duly Authorized Officer and
                                           Principal Financial Officer.

                                 EXHIBIT INDEX
                                 -------------


      Exhibit                                                           Page No.
      -------                                                           --------

      10-A Additional Compensation Plan, amended effective January 1, 1995 (filed by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held on April 5, 1995)

      27        Financial Data Schedule


      Note: Exhibit 10-A is a compensatory plan required to be filed as an exhibit to this Form 10-Q pursuant to Part II,
                Item 6 of this report.