Form 10-Q
period 1995-06-30
DANA CORP
filed 1995-07-28
CIK 26780

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                   FORM 10-Q
- -------           Quarterly Report Pursuant to Section 13 or 15(d)
|   /  |              Of the Securities Exchange Act of 1934
| \/   |
- -------                                                         Commission
For the Quarterly Period Ended  June 30, 1995            File Number 1-1063
                                -------------                        ------

                               Dana Corporation
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Virginia                                              34-4361040
- -------------------------------                           ----------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                         Identification Number)


4500 Dorr Street, Toledo, Ohio                                    43615
- ---------------------------------------                   ----------------------
(Address of Principal Executive Offices)                          (Zip Code)


                                (419) 535-4500
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X      No
                                 -----        -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding at June 30, 1995
- ----------------------------           ----------------------------
Common stock of $1 par value                   101,275,874

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


Part I.  Financial Information

                 Item 1.   Financial Statements

                           Condensed Balance Sheet
                                December 31, 1994 and
                                June 30, 1995                                                         3

                           Statement of Income
                                Three Months and Six Months Ended
                                June 30, 1994 and 1995                                                4

                           Condensed Statement of Cash Flows
                                Six Months Ended
                                June 30, 1994 and 1995                                                5

                           Notes to Condensed Financial Statements                                    6

                 Item 2.   Management's Discussion and Analysis
                                of Financial Condition and Results
                                of Operations                                                       7 - 12


Part II.         Other Information

                 Item 1.   Legal Proceedings                                                       13 - 14

                 Item 6.   Exhibits and Reports on Form 8-K                                          15


Signatures                                                                                           16

Exhibit Index                                                                                        17

                                  PART I.  FINANCIAL INFORMATION



ITEM 1.                             DANA CORPORATION

                      CONDENSED BALANCE SHEET (Unaudited)

                                 (in Millions)


            Assets                                                   December 31, 1994        June 30, 1995
           ------                                                   ------------------      ---------------
Cash and Cash Equivalents                                           $     112.2               $       77.7
Accounts Receivable, Less
  Allowance for Doubtful Accounts                                         960.4                    1,162.0
Inventories
  Raw Materials                                                           186.4                      202.9
  Work in Process and Finished Goods                                      553.8                      613.5
Lease Financing                                                           931.0                      945.3
Investments and Other Assets                                              793.2                      791.7
Deferred Income Tax Benefits                                              226.6                      235.8
Property, Plant and Equipment                                           2,797.0                    3,072.4
Less - Accumulated Depreciation                                        (1,449.8)                  (1,594.1)
                                                                  --------------             --------------

             Total Assets                                            $  5,110.8                 $  5,507.2
                                                                  ==============             ==============



  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                                     $     583.1                $     691.5
Accounts Payable                                                          390.2                      421.4
Other Liabilities                                                         749.1                      774.2
Deferred Employee Benefits                                              1,109.9                    1,121.5
Long-Term Debt                                                          1,186.5                    1,294.5
Minority Interest                                                         152.2                      157.2
Shareholders' Equity                                                      939.8                    1,046.9
                                                                  --------------             --------------

             Total Liabilities and
               Shareholders' Equity                                  $  5,110.8                $   5,507.2
                                                                  ==============             ==============

                                DANA CORPORATION

                        STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                            Three Months Ended June 30        Six Months Ended June 30
                                            --------------------------        ------------------------

                                               1994            1995             1994             1995
                                               ----            ----             ----             ----
Net Sales                                    $1,712.6         $1,968.8        $3,309.3         $3,893.2
Revenue from Lease Financing
  and Other Income                               37.5             46.4            71.3             90.9
Foreign Currency Adjustments                    (15.8)              .6           (23.5)             3.7
                                             --------        ---------        --------         --------
                                              1,734.3          2,015.8         3,357.1          3,987.8
                                             --------        ---------        --------         --------
Cost of Sales                                 1,431.8          1,654.2         2,794.7          3.288.4
Selling, General and
  Administrative Expenses                       161.3            173.1           306.9            336.0
Interest Expense                                 26.7             36.0            54.7             69.1
                                             --------        ---------        --------         --------
                                              1,619.8          1,863.3         3,156.3          3,693.5
                                             --------        ---------        --------         --------
Income Before Income Taxes                      114.5            152.5           200.8            294.3
Estimated Taxes on Income                        46.4             58.0            86.5            116.5
                                             --------        ---------        --------         --------
Income Before Minority Interest and
  Equity in Net Earnings (Loss) of Affiliates    68.1             94.5           114.3            177.8
Minority Interest                                (7.3)           (11.0)          (10.5)           (20.4)
Equity in Net Earnings (Loss) of Affiliate        7.2              5.6            11.9             (9.1)
                                             --------        ---------        --------         --------

Net Income                                   $   68.0        $    89.1        $  115.7         $  148.3
                                             ========        =========        ========         ========

Net Income Per Common Share                  $    .69        $     .88            1.17         $   1.47
                                             ========        =========        ========         ========
Dividends Declared and Paid Per
  Common Share                               $    .21        $     .23             .41         $    .44
                                             ========        =========        ========         ========

Average Number of Shares Outstanding             98.6            101.2            98.6            101.2


                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in Millions)



                                                                     Six Months Ended June 30
                                                                -----------------------------------

                                                                     1994                       1995
                                                                     ----                       ----
Net Income                                                      $    115.7                 $     148.3
Depreciation and Amortization                                        102.1                       114.9
Net Change in Receivables, Inventory and Payables                    (99.3)                     (212.3)
Other                                                                 25.1                        27.9
                                                               -----------                  ----------
          Net Cash Flows from Operating Activities                   143.6                        78.8
                                                               -----------                  ----------


Purchases of Property, Plant and Equipment                          (128.1)                     (168.2)
Purchases of Assets to be Leased                                    (129.1)                     (168.8)
Payments Received on Leases and Loans                                106.8                       124.6
Purchase of Minority Interest of Subsidiary                                                      (92.4)
Proceeds from Sales of Leased Assets                                  16.7                        42.1
Other                                                                 (2.7)                       (7.1)
                                                               -----------                  ----------
          Net Cash Flows-Investing Activities                       (136.4)                     (269.8)
                                                               -----------                  ----------


Net Change in Short-Term Debt                                        161.1                       104.5
Proceeds from Long-Term Debt                                         135.7                       270.3
Payments on Long-Term Debt                                          (261.7)                     (175.5)
Dividends Paid                                                       (40.4)                      (44.5)
Other                                                                  4.5                         1.7
                                                               -----------                  ----------
          Net Cash Flows-Financing Activities                          (.8)                      156.5
                                                               -----------                  ----------

          Net Change in Cash and Cash Equivalents               $      6.4                 $     (34.5)
          Cash and Cash Equivalents-beginning of year                 77.6                       112.2
                                                               -----------                  ----------
          Cash and Cash Equivalents-end of period               $     84.0                        77.7
                                                               -----------                  ----------

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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc.
     (DFHI), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                                        DIAMOND FINANCIAL HOLDINGS, INC.

                                  Three Months Ended June 30                        Six Months Ended June 30
                                  --------------------------                        ------------------------

                                      1994               1995                           1994            1995
                                      ----               ----                           ----            ----
           Revenue                  $   44.1            $   53.0                     $   86.0        $   103.8
           Net Income                    4.3                 6.4                          8.1             11.3




                                           December 31, 1994        June 30, 1995
                                           -----------------        -------------
           Total Assets                        $  1,387.5             $  1,360.3
           Total Liabilities                      1,295.5                1,260.6
                                               ==========             ==========

           Shareholder's Equity                $     92.0             $     99.7
                                               ==========             ==========



3. In the first quarter of 1995, Dana acquired Plumley Companies, Inc. (Plumley), a manufacturer of rubber and silicone sealing products, primarily for automotive applications. Plumley is being accounted for as a pooling of interests. Prior years' financial statements have not been restated since the amounts are not material to the consolidated financial statements.

4. In the first quarter of 1995, Dana recorded a non-operating charge of approximately $18 ($.17 per share) for its proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso.

5. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana Inc. that it did not own. At June 30, 1995, Dana had increased its ownership in Hayes-Dana from 57 percent to 100 percent.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------             ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------
(in Millions)

    Capital expenditures for property, plant and equipment were $168 for the first six months of 1995, compared to $128 for the first six months of 1994; however, capital expenditures for all of 1995 are currently projected to be approximately the same as 1994's expenditures of $337.

        Dana Corporation and its consolidated subsidiaries' (Dana) 1995 debt as of June 30, totaled $1,986, an increase of $216 from year end 1994. This increase is primarily due to the higher level of capital expenditures, the purchase of the minorities' shares of Hayes-Dana, and the working capital requirements resulting from strong sales growth. Dana, excluding Diamond Financial Holdings, Inc. (DFHI) and Dana Credit Corporation (DCC), finances its short-term debt through the issuance of commercial paper and bank borrowings. To fund its working capital requirements, Dana (excluding DFHI and DCC) has $370 in committed credit facilities available to back up the issuance of commercial paper obligations and $959 in uncommitted lines with banks for bank borrowings. At June 30, 1995, Dana (excluding DFHI and DCC) had domestic and international short-term borrowings of $309, as compared to $261 at December 31, 1994. DFHI obtains its short-term funds through bank borrowings. As of June 30, 1995, DFHI's bank lines totaled $120, all of which was then outstanding. DCC finances its short-term U.S. and international debt requirements through the issuance of commercial paper and bank direct borrowings. DCC had committed credit facilities for commercial paper issuance in the amount of $250, committed bank lines of $19, and uncommitted bank lines of $389. Against these credit lines, DCC had borrowed $262 at June 30, 1995, compared to $177 at December 31, 1994. Dana's consolidated long-term debt increased to $1,295 at June 30, 1995, from $1,187 at December 31, 1994. This increase includes the effect of ongoing debt and interest rate management which involves the periodic replacement of short-term debt with long-term debt. Dana's (excluding DFHI and DCC) long-term debt position at June 30, 1995 was
$701, up from $542 at year end 1994.   DCC's long-term debt at the end of the
first six months of 1995 was $594 as compared to $640 at December 31, 1994.

    In the normal course of business, management identifies operations which are non-strategic and under-performing. Action plans are then developed for the downsizing, consolidation or closure of these operations. Upon approval of these plans, estimated costs of implementation (including employee benefits and other expenses incidental to the actions) are charged to cost of sales. The Company had remaining accrued liabilities of $16 at June 30, 1995, compared to $26 as of December 31, 1994. Of the $16 liability accrued at June 30, 1995, it is anticipated $11 will be paid in 1995 and $5 in 1996. Dana expects that operations over the long term will benefit from these realignment actions.

        Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of June 30, 1995 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities are likely to have a material adverse effect on its liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation

- ---------------------------------------
(in Millions)


methods or outcomes, the Company accrues at the lower end of the range, which at June 30, 1995, was $67 for product liability costs (products) and $51 for environmental liability costs (environmental), compared to $77 for products and $48 for environmental at December 31, 1994. The difference between minimum and maximum contingent liabilities, while not considered material, was $11 for products and $6 for environmental at June 30, 1995 compared to $11 for products and $5 for environmental at December 31, 1994. Probable recoveries of $47 for products and $10 for environmental from insurance or third parties have been recorded as assets at June 30, 1995, compared to $61 for products and $6 for environmental at December 31, 1994.

        The Company is also a defendant in a lawsuit, described in Part II,
Item 1 of this report, brought by the Department of Justice alleging that a former operation, which was a subsidiary of a company purchased by Dana in January 1985, had overcharged the U.S. government on contracts or subcontracts awarded during the late 1970s and the 1980s. The complaint, amended in July 1995, includes claims for statutory civil penalties and for damages in an unspecified amount. The government has indicated that the damages are approximately $25, some of which may be subject to doubling or trebling or, in the alternate, to the accrual of interest. The Company is continuing to defend this case vigorously and to engage in settlement negotiations with the government. Dana believes that it will be able to resolve this ligitation for an amount substantially less than the potential double or treble damages and therefore does not anticipate that the outcome of this lawsuit will have a material adverse effect on its liquidity, financial condition or results of operations.

    Dana anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet the Company's funding requirements for 1995.

- -------
Results of Operations (Second Quarter 1995 vs Second Quarter 1994)
- ------------------------------------------------------------------
(in Millions)


    Dana's second quarter sales were $1,969, an increase of 15% over 1994's second quarter of $1,713. Factors influencing Dana's growth included continued strong demand for the Company's highway vehicle original equipment products in the U.S., strength in the worldwide construction equipment markets, improving international markets and effects of recent acquisitions. These acquisitions and the effect of fully consolidating an affiliate, previously accounted for on an equity basis, contributed $80 to the sales increase, $32 in the U.S. and $48 internationally. Dana's mix of original equipment and aftermarket sales, international presence and prominence in truck components have helped sustain the Company's growth even while passenger car sales in the U.S. have softened.

    Dana's second quarter 1995 sales to U.S. light truck manufacturers were up more than 18% over 1994's second quarter as a result of the ongoing popularity of light trucks and sport utility vehicles. The Company's U.S. medium and heavy truck OE sales each increased 14% in the second quarter 1995 over the same period in 1994. Dana sales to the worldwide highway vehicle market, both U.S. and international, were up 20% this quarter over the 1994 quarter. The Company's second quarter sales to the mobile off-highway OE market increased 26% in 1995 over 1994, reflecting strength in the construction and agricultural machinery markets worldwide as well as the impact of a European acquisition. Dana's industrial OE component sales increased 6% on a worldwide basis, comprised of a 6% increase in the U.S. and 5% internationally. The Company's overall distribution sales grew 5% in the second quarter of 1995 over the same period of 1994 in part due to acquisitions and increases in international aftermarket operations, with automotive distribution increasing 3%, truck parts 8% and mobile off-highway/industrial 7%.

    Dana's U.S. sales increased 11% while international sales increased 26% in the second quarter 1995 versus second quarter 1994. On a regional basis, the Company's second quarter 1995 sales increased 11% in North America, 19% in South America, 30% in Europe and 117% in Asia Pacific over second quarter 1994 sales. After adjusting for the effect on sales of recent acquisitions and obtaining majority ownership and consolidation of a Taiwanese affiliate that was accounted for on the equity method in 1994, North American sales increased 9%, South American 17%, European 18% and Asia Pacific 12%.

    Revenue from lease financing and other income increased $9 in the second quarter of 1995 over 1994 due principally to higher 1995 interest income and gains on sales of leased assets.

    Adjustments for translation of foreign currency resulted in a gain of less than $1 for the second quarter of 1995 compared to a loss of $16 in 1994. This $17 difference is almost exclusively related to the translation from local currency to U.S. dollars of the Company's Brazilian operations. The new Brazilian currency (real) was introduced at parity with the U.S. dollar during the third quarter of 1994. The translation of the real has resulted in a second quarter 1995 gain compared to a loss incurred in the second quarter of 1994 from the translation of the old currency (cruzeiros) to U.S. dollars.

ITEM 2. Results of Operations (Second Quarter 1995 vs Second Quarter 1994)
- --------------------------------------------------------------------------
(continued)

(in Millions)

    Dana's consolidated gross margin decreased to 16.0% for the second quarter of 1995 from 16.4% for the same period in 1994 due in part to costs incurred in 1995 for the startup of a U.S. manufacturing facility and the effect of the change in Brazilian currency. The gross margin for Dana's consolidated international operations in the second quarter of 1995 was unchanged from the same period in 1994 prior to adjusting for the Brazilian currency change.

    Selling, general and administrative expenses (SG&A) were $173 in the second quarter of 1995 compared to $161 for the same period in 1994, an increase of $12. After adjusting for a $6 increase associated with acquisitions made in the latter half of 1994 and early in 1995, SG&A increased approximately 4% principally due to higher business levels. Improvement in the Company's ratio of SG&A expense to sales continues and was 8.8% in 1995's second quarter compared to 9.4% in the second quarter of 1994 reflecting benefits derived from expanded sales volumes, technological improvements, increased productivity, and cost control efforts throughout Dana.

    Interest expense increased to $36 for the second three months of 1995 from $27 for the same period in 1994 due to an increase in the average debt level and an increase in the overall weighted average interest rate quarter over quarter. The average debt level increased in 1995 over 1994 primarily due to the higher level of capital expenditures, the purchase of the minorities' shares of Hayes-Dana, and the working capital requirements resulting from strong sales growth.

    Minority interest in net income of consolidated subsidiaries increased in 1995's second quarter to $11 from $7 reported in 1994's second quarter due principally to increased earnings of Dana's subsidiary in Brazil. Other factors contributing to this change in minority interest were an increase resulting from the consolidation of the Company's Taiwanese affiliate in 1995 and a reduction due to Dana's purchase of the minorities' shares of Hayes-Dana during the first and second quarters of 1995.

    Income of approximately $6 was reported for equity in net earnings (loss) of affiliates for the second three months of 1995 compared to approximately $7 for the same period in 1994. Increased earnings for second quarter 1995 over 1994's second quarter by Dana's affiliates in Korea and Venezuela were offset by lower earnings of the Company's Mexican affiliate and the effect of the consolidation of its Taiwanese affiliate in 1995 previously accounted for on an equity basis.

    Taxes on income totaled $58 in the second quarter of 1995 compared to $46 in 1994. The effective rate decreased to 38% in the second quarter of 1995 from 41% for 1994's second quarter due in part to a lower effective state tax rate in 1995 compared to 1994. Due to the increased profitability of the Company in 1995, the fixed portion of state taxes was spread over a larger base resulting in the lower effective rate than in 1994. A lower effective tax rate associated with Dana Credit Corporation also contributed to the lower overall rate in 1995.

ITEM 2.  Results of Operations (Six Months 1995 vs Six Months 1994)
- -------------------------------------------------------------------
(in Millions)

        Dana's sales for the first six months of 1995 were $3,893, up nearly 18% over 1994's first six month results of $3,309. The sales growth can be attributed to unit volume increases experienced by most of the Company's products supplied to various markets throughout the world and the effect of recent acquisitions. These acquisitions and the effect of fully consolidating an affiliate previously accounted for on an equity basis, contributed $156 to the sales increase, $65 in the U.S. and $91 internationally. Dana has also benefited from the ongoing strength of the U.S. highway vehicle original equipment market, worldwide agricultural and construction equipment markets and the overall improvement of international markets. Dana's mix of original equipment and aftermarket sales, international presence and prominence in truck components have helped sustain the Company's growth even while passenger car sales in the U.S. have softened.

    Dana's 1995 year to date sales to U.S. light truck manufacturers were up 19% over 1994's sales for the same six month period as a result of the continued demand for light trucks and sport utility vehicles. The Company's U.S. medium and heavy truck OE sales increased 34% and 16%, respectively, for the first six months of 1995 over 1994's first six months. Dana sales to the worldwide highway vehicle market, both U.S. and international, were up 23% in the first six months of 1995 compared to the first six months of 1994. The Company's 1995 year to date sales to the mobile off-highway OE market increased 29% over the same period in 1994, reflecting strength in the construction and agricultural machinery markets worldwide as well as the impact of a European acquisition. Dana's industrial OE component sales increased 14% on a worldwide basis, comprised of a 19% increase in the U.S. and 8% internationally. The Company's overall distribution sales grew 7% during the first six months of 1995 compared to the same period of 1994 in part due to acquisitions and increases in international aftermarket operations, with automotive distribution increasing 6%, truck parts 7% and mobile off-highway/industrial 9%.

    Dana sales from U.S. operations were $2,897 for 1995 year to date, an increase of 15% over the same period in 1994 while international sales were $996, an increase of 27% over 1994. On a regional basis, the Company's sales for the first six months of 1995 increased 14% in North America, 25% in South America, 28% in Europe and 119% in Asia Pacific over the sales for the same period in 1994. After adjusting for the effect on sales of recent acquisitions and the obtaining of majority ownership and consolidation of a Taiwanese affiliate that was accounted for on the equity method in 1994, North American sales increased 12%, South American 23%, European 20% and Asia Pacific 16%.

    Revenue from lease financing and other income increased $20 for the six months ended June 30, 1995 compared to the same six month period in 1994 due to higher interest and lease financing income and higher gains on sales of leased assets.

    Adjustments for translation of foreign currency resulted in a gain of $4 for the first six months of 1995 compared to a loss of $23 in 1994. This $27 difference is almost exclusively related to the translation from local currency to U.S. dollars of the Company's Brazilian operations. The new Brazilian currency (real) was introduced at parity with the U.S. dollar during the third quarter of 1994. The translation of the real has resulted in a gain for year to date June 1995 compared to a loss incurred in the first six months of 1994 from the translation of the old currency (cruzeiros) to U.S. dollars.

ITEM 2.  Results of Operations (Six Months 1995 vs Six Months 1994) (continued)
- -------------------------------------------------------------------
(in Millions)

    Dana's consolidated gross margin for the first six months of 1995 was level with the same period in 1994 at 15.5%. After adjusting for the impact on 1995's gross margin of the Brazilian currency change and costs incurred for the start up of a manufacturing facility in the U.S., June 30, 1995 year to date margin improved over 1994's gross margin. The gross margin of Dana's consolidated international operations for the first six months of 1995 was improved over the same period in 1994.

        Selling, general and administrative expenses (SG&A) were $336 for year to date 1995 compared to $307 for the same period in 1994, an increase of $29. After adjusting for an increase of $13 associated with acquisitions made in the latter half of 1994 and early in 1995, SG&A increased approximately 5% principally due to higher business levels. Improvement in the Company's ratio of SG&A expense to sales continues and was 8.6% for the first six months of 1995 compared to 9.3% for the same period in 1994 reflecting benefits derived from expanded sales volumes, technological improvements, increased productivity, and cost control efforts throughout Dana.

    Interest expense increased to $69 for the first six months of 1995 from $55 for the same period in 1994 due to an increase in the average debt level and an increase in the overall weighted average interest rate period over period. The average debt level increased in 1995 over 1994 due to the higher level of capital expenditures, the purchase of the minorities' shares of Hayes-Dana, and the working capital requirements resulting from strong sales growth.

        Minority interest in net income of consolidated subsidiaries increased for the year to date period ended June 30, 1995 to $20 from $11 for the same period in 1994 principally to increased earnings of Dana's subsidiary in Brazil. Other factors contributing to this change in minority interest were an increase resulting from the consolidation of the Company's Taiwanese affiliate in 1995 and a reduction due to Dana's purchase of the minorities' shares of Hayes-Dana during the first and second quarters of 1995.

        A loss of approximately $9 was reported for equity in net earnings
(loss) of affiliates for the first six months of 1995 compared to income of approximately $12 for the same period in 1994. The 1995 loss resulted as the Company recorded a non-operating charge of approximately $18 for Dana's proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso. The value of the Mexican peso has stabilized at approximately 6 pesos to the U.S. dollar. Although future movement is difficult to predict, if the peso to dollar value remains at its current level, additional translation losses will not be incurred.

    Taxes on income totaled $117 for the first six months of 1995 compared to $87 in 1994. The effective rate for year to date 1995 was 40%, down from 43% for same period in 1994 due in part to a lower effective state tax rate in 1995 compared to 1994. Due to the increased profitability of the Company in 1995, the fixed portion of state taxes was spread over a larger base resulting in the lower effective rate than in 1994. A lower effective tax rate associated with Dana Credit Corporation also contributed to the lower overall rate in 1995.

    While the economies of certain countries, such as the U.S., are showing signs of slower growth, Dana expects sales of its vehicular components to sustain moderate growth levels in the coming months. North American light trucks and sport utility vehicles and the mobile off-highway markets continue to be relatively strong while heavy truck orders have begun to soften and aftermarket sales are becoming increasingly competitive and are not expected to grow appreciably in the second half of 1995. The non-U.S. vehicular OE, aftermarket and industrial markets are expected to sustain moderate growth and this will provide strength for Dana's international operations.

                          PART II.  OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS.

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

    Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported. These include the following:

    1. IN THE MATTER OF DANA CORPORATION-VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. In this administrative proceeding, commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleges that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner (Bluffton Rubber Company or "BRC") of the storage facility's alleged RCRA status. USEPA 5 sought to require a RCRA closure of the storage facility and to recover civil penalties of approximately $77,000 from the Company and $55,000 from BRC. The Company agreed to indemnify BRC for liabilities asserted against BRC arising from alleged RCRA violations during the Company's operation of the storage facility. In 1992, the Company submitted a settlement proposal to USEPA 5 containing a soil sampling plan designed to establish whether contaminants had been released from materials that the Company stored at the storage facility. In 1993, the Indiana Department of Environmental Management ("IDEM"), on behalf of USEPA 5, notified the Company that the sampling plan was inadequate and issued a Notice of Deficiency with respect to the Company's closure of the storage facility. Thereafter, the Company engaged in discussions with IDEM about the sampling plan and Notice of Deficiency and with USEPA 5 about the proposed penalties. In 1994, BRC was, in effect, dismissed from the case and the Company and USEPA 5 reached agreement on the amount of $80,000 for the civil penalty. The Company expects that a Consent Decree will be finalized and site sampling work acceptable to IDEM will commence in the third quarter of 1995.

    2. COMMISSIONER OF THE DEPARTMENT OF ENVIRONMENTAL MANAGEMENT V. DANA CORPORATION, SLEEVE PLANT. In September 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations are discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. In the proposed Consent Order, IDEM seeks civil penalties in the amount of $227,000. The Company has contested certain of the allegations and is negotiating the proposed Consent Order with IDEM. There were no new developments in the second quarter of 1995.

    3. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In September 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with various alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations include, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 is seeking civil penalties of $576,640. In the fourth quarter of 1994, the Company met with USEPA 6 to present evidence to refute the allegations and settlement negotiations were commenced. Those negotiations continued in the second quarter of 1995.

        The Company has also previously reported that it is a defendant in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION. In this suit, the Department of Justice, on behalf of the United States, sued the Company and two other parties that have subsequently been dismissed, Warner Electric Brake and Clutch Company, Inc. ("Warner Electric") and Beaver Precision Products, Inc. ("Beaver"). Suit was brought in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint, which was amended in July 1995, alleges overcharging on U.S. government contracts or subcontracts awarded to Beaver during the late 1970s and the 1980s. Beaver was a subsidiary of Warner Electric when Dana acquired that company in January 1985. Both companies were later merged into Dana, and the Beaver operations were sold in 1991. The amended complaint includes claims for statutory civil penalties and for damages. The amount of damages sought is not specified in the amended complaint, but the government has indicated that these damages are approximately $25 million, some of which may be subject to doubling or trebling or, in the alternate, to the accrual of interest. The Company is continuing to defend this case vigorously and to engage in settlement negotiations with the government in which the litigation issues and alleged damages are being actively discussed and evaluated. The Company believes that it will be able to resolve this litigation for an amount substantially less than the potential double or treble damages.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.


                 a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report


                 b)    Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 DANA CORPORATION
                                                 ----------------

Date: July 28, 1995                             \s\ James E. Ayers
     -------------------                         ------------------------------
                                                 James E. Ayers
                                                 Chief Financial Officer
                                                 Vice President Finance and
                                                 Treasurer

                                                 Duly Authorized Officer and
                                                 Principal Financial Officer.

                                 EXHIBIT INDEX
                                 --------------

 Exhibit
 -------
 10-F                 Excess Benefits Plan, amended February 13, 1995

 10-I(1)              Director Deferred Fee Plan, amended February 13, 1995


 10-J(14)             Amendment No. 1 dated February 13, 1995, to the Employment Agreement between Registrant and Southwood J. Morcott.  Substantially similar amendments were made to the Employment Agreements of Messrs. Ayers,
                      Hirsch, Magliochetti, Reimer and Strobel.


 10-K                 Supplemental Benefits Plan, amended February 13, 1995


 10-N                 Supplementary Bonus Plan, effective December 12, 1994

 27                   Financial Data Schedule




Note: Exhibits 10-F through 10-N are management contracts or compensatory plans required to be filed as exhibits to this Form 10-Q pursuant to Part II,Item 6 of this report.