Form 10-Q
period 1995-09-30
DANA CORP
filed 1995-11-08
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
[X]                    Of the Securities Exchange Act of 1934

                                                             Commission
For the Quarterly Period Ended  September 30, 1995           File Number 1-1063
                                ------------------                       ------

                               Dana Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Virginia                                               34-4361040
--------------------------------                         ----------------------
  (State or other jurisdiction                                  (IRS Employer
 of incorporation or organization)                        Identification Number)


 4500 Dorr Street, Toledo, Ohio                                    43615
--------------------------------                         ----------------------
(Address of Principal Executive Offices)                         (Zip Code)


                                 (419) 535-4500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes   X      No
                                 -------      ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at September 30, 1995
-----------------------------                ---------------------------------
 Common stock of $1 par value                            101,386,089

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


Part I.  Financial Information

                 Item 1.   Financial Statements

                           Condensed Balance Sheet
                             December 31, 1994 and
                             September 30, 1995                        3

                           Statement of Income
                             Three Months and Nine Months Ended
                             September 30, 1994 and 1995               4

                           Condensed Statement of Cash Flows
                             Nine Months Ended
                             September 30, 1994 and 1995               5

                           Notes to Condensed Financial Statements     6

                 Item 2.   Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                           7 - 12


Part II. Other Information

                 Item 1.   Legal Proceedings                        13 - 14

                 Item 6.   Exhibits and Reports on Form 8-K            15


Signatures                                                             16

Exhibit Index                                                          17

                         PART I.  FINANCIAL INFORMATION



ITEM 1.                         DANA CORPORATION

                     CONDENSED BALANCE SHEET (Unaudited)

                                 (in Millions)


            Assets                                                      December 31, 1994       September 30, 1995
            ------                                                      ------------------     --------------------
Cash and Cash Equivalents                                               $     112.2               $       78.2
Accounts Receivable, Less
  Allowance for Doubtful Accounts                                             960.4                    1,108.7
Inventories
  Raw Materials                                                               186.4                      243.5
  Work in Process and Finished Goods                                          553.8                      619.0
Lease Financing                                                               931.0                      983.6
Investments and Other Assets                                                  793.2                      764.5
Deferred Income Tax Benefits                                                  226.6                      233.5
Property, Plant and Equipment                                               2,797.0                    3,113.2
Less - Accumulated Depreciation                                            (1,449.8)                  (1,601.9)
                                                                           --------                    -------

                 Total Assets                                            $  5,110.8                 $  5,542.3
                                                                         ==========                 ==========



  Liabilities and Shareholders' Equity
  ------------------------------------

Short-Term Debt                                                          $    583.1                 $    680.7
Accounts Payable                                                              390.2                      398.6
Other Liabilities                                                             749.1                      791.2
Deferred Employee Benefits                                                  1,109.9                    1,121.3
Long-Term Debt                                                              1,186.5                    1,304.4
Minority Interest                                                             152.2                      150.5
Shareholders' Equity                                                          939.8                    1,095.6
                                                                          ---------                   --------

                 Total Liabilities and
                   Shareholders' Equity                                  $  5,110.8                 $  5,542.3
                                                                         ==========                  =========

                                DANA CORPORATION

                        STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                        Three Months Ended Sept. 30                       Nine Months Ended Sept. 30
                                                        ---------------------------                       --------------------------

                                                            1994         1995                                1994           1995
                                                            ----         ----                                ----           ----
Net Sales                                             $  1,609.4      $  1,727.1                      $    4,918.7     $   5,620.3
Revenue from Lease Financing
  and Other Income                                          38.6            41.4                             109.9           132.3
Foreign Currency Adjustments                                 (.8)             .6                             (24.3)            4.3
                                                      -----------     ----------                      ------------     -----------
                                                         1,647.2         1,769.1                           5,004.3         5,756.9
                                                      -----------     ----------                      ------------     -----------

Cost of Sales                                            1,370.2         1,458.5                           4,170.1         4,746.9
Selling, General and
  Administrative Expenses                                  155.9           169.9                             457.6           505.9
Interest Expense                                            28.3            38.4                              83.0           107.5
                                                     ------------     ----------                      ------------     -----------

                                                         1,554.4         1,666.8                           4,710.7         5,360.3
                                                     ------------     ----------                      ------------     -----------

Income Before Income Taxes                                  92.8           102.3                             293.6           396.6
Estimated Taxes on Income                                   37.7            38.0                             124.2           154.5
                                                     ------------     ----------                      ------------     -----------
Income Before Minority Interest and
  Equity in Net Earnings (Loss) of Affiliates               55.1            64.3                             169.4           242.1
Minority Interest                                           (8.0)           (7.2)                            (18.5)          (27.6)
Equity in Net Earnings (Loss) of Affiliates                  5.8             3.8                              17.7            (5.3)
                                                     -----------      ----------                      ------------     -----------


Net Income                                            $     52.9        $   60.9                        $    168.6      $    209.2
                                                    ============      ==========                      ============     ===========


Net Income Per Common Share                           $      .54        $    .60                        $     1.71      $     2.07
                                                      ==========        ========                        ==========      ==========


Dividends Declared and Paid Per
  Common Share                                        $      .21        $    .23                        $      .62      $      .67
                                                      ==========        ========                        ==========      ==========

Average Number of Shares Outstanding                        98.7           101.3                              98.7           101.3

-------


                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in Millions)



                                                                Nine Months Ended September 30
                                                          -----------------------------------------

                                                                    1994                1995
                                                                    ----                ----
Net Income                                                    $     168.6         $    209.2
Depreciation and Amortization                                       152.7              174.8
Net Change in Receivables, Inventory and Payables                   (60.7)            (203.0)
Other                                                                33.2               23.2
                                                               ----------         ----------
     Net Cash Flows from Operating Activities                       293.8              204.2
                                                               ----------         ----------


Purchases of Property, Plant and Equipment                         (216.1)            (230.3)
Purchases of Assets to be Leased                                   (300.4)            (302.6)
Payments Received on Leases and Loans                               201.7              205.2
Purchase of Minority Interest of Subsidiary                                            (92.4)
Proceeds from Sales of Leased Assets                                 28.5               49.4
Other                                                                 2.0               (1.7)
                                                               ----------         ----------
     Net Cash Flows-Investing Activities                           (284.3)            (372.4)
                                                               ----------         ----------

Net Change in Short-Term Debt                                       113.6               93.9
Proceeds from Long-Term Debt                                        222.5              327.4
Payments on Long-Term Debt                                         (301.1)            (223.0)
Dividends Paid                                                      (61.2)             (68.0)
Other                                                                 5.8                3.9
                                                               ----------         ----------
      Net Cash Flows-Financing Activities                           (20.4)             134.2
                                                               ----------         ----------

      Net Change in Cash and Cash Equivalents                  $    (10.9)         $   (34.0)
      Cash and Cash Equivalents-beginning of year                    77.6              112.2
                                                               ----------         ----------
      Cash and Cash Equivalents-end of period                  $     66.7          $    78.2
                                                               ==========         ==========

------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Diamond Financial Holdings, Inc.
      (DFHI), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                                   DIAMOND FINANCIAL HOLDINGS, INC.

                                        Three Months Ended September 30              Nine Months Ended September 30
                                        -------------------------------              -------------------------------

                                            1994         1995                           1994                 1995

Revenue                                 $   48.0        $   51.3                      $  134.0            $   155.0
Net Income                                   3.0             6.2                          11.1                 17.5

                                                December 31, 1994                           September 30, 1995
                                                -----------------                           ------------------

Total Assets                                       $ 1,387.5                                     $ 1,385.7
Total Liabilities                                    1,295.5                                       1,281.2
                                                   ---------                                     ---------

Shareholder's Equity                               $    92.0                                   $     104.5
                                                   =========                                   ===========


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

5. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana Inc. that it did not own. During the second quarter of 1995, Dana increased its ownership in Hayes-Dana from 57 percent to 100 percent.

6.    On October 31, 1995, Dana and two of its majority-owned South
      American subsidiaries sold from nine percent (9%) to forty-nine percent (49%) of their ownership interest in three (3) constant velocity joint operations, reducing ownership to fifty-one (51%) in the joint ventures. As a result of these sales, Dana will record a gain of approximately $12 ($.11 per share) after tax and minority interests in the fourth quarter of 1995.

7. On November 1, 1995, Dana acquired the European Axle group of GKN plc for $70 and the assumption of $46 of debt and other long-term liabilities. The acquisition is being recorded as a purchase and the results of operations will be included in the accounts from date of acquisition.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------             ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

        Capital expenditures for property, plant and equipment were $230 for the first nine months of 1995, compared to $216 for the first nine months of 1994. Capital expenditures for all of 1995 are currently projected to be approximately the same as 1994's expenditures of $337.

        The 1995 debt of Dana Corporation and its consolidated subsidiaries
(Dana) as of September 30, totaled $1,985, an increase of $215 from year end 1994. This increase is primarily due to capital expenditures, the purchase of the minority shares of Hayes-Dana, and the working capital requirements resulting from strong sales growth. Dana, excluding Diamond Financial Holdings, Inc. (DFHI) and Dana Credit Corporation (DCC), finances its short-term debt through the issuance of commercial paper and bank borrowings. To fund its working capital requirements, Dana (excluding DFHI and DCC) has $375 in committed credit facilities available to back up the issuance of commercial paper obligations and $979 in uncommitted lines with banks for bank borrowings. At September 30, 1995, Dana (excluding DFHI and DCC) had domestic and international short-term borrowings of $321, as compared to $261 at December 31, 1994. DFHI obtains its short-term funds through bank borrowings. As of September 30, 1995, DFHI's bank lines totaled $125, of which $100 was outstanding, as compared to $145 at December 31, 1994, all of which was outstanding. DCC finances its short-term U.S. and international debt requirements through the issuance of commercial paper and bank direct borrowings. At September 30, 1995, DCC had committed credit facilities for commercial paper issuance in the amount of $360, committed bank lines of $19, and uncommitted bank lines of $417. Against these credit lines, DCC had borrowed $260 at September 30, 1995, compared to $177 at December 31, 1994. Consolidated long-term debt increased to $1,304 at September 30, 1995, from $1,187 at December 31, 1994. This increase includes the effect of ongoing debt and interest rate management which involves the periodic replacement of short-term debt with long-term debt. The long-term debt position of Dana (excluding DFHI and DCC) at September 30, 1995 was $675, up from $542 at year
end 1994.   DCC's long-term debt at the end of the first nine months of 1995 was $629 as compared to $640 at December 31, 1994.

        In the normal course of business, management identifies operations which are non-strategic and under-performing. Action plans are then developed for the downsizing, consolidation or closure of these operations. Upon approval of these plans, estimated costs of implementation (including employee benefits and other expenses incidental to the actions) are charged to cost of sales.
The Company had remaining accrued liabilities of $12 at September 30, 1995, compared to $26 as of December 31, 1994. Of the $12 liability accrued at September 30, 1995, it is anticipated $9 will be paid in 1995 and $3 in 1996. Dana expects that operations over the long term will benefit from these realignment actions.

        Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of September 30, 1995 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities are likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company

---------------------------------------

(in Millions)


accrues at the lower end of the range, which at September 30, 1995, was $53 for product liability costs (products) and $50 for environmental liability costs (environmental), compared to $77 for products and $48 for environmental at December 31, 1994. The difference between minimum and maximum contingent liabilities, while not considered material, was $11 for products and $4 for environmental at September 30, 1995 compared to $11 for products and $5 for environmental at December 31, 1994. Probable recoveries of $37 for products and $10 for environmental from insurance or third parties have been recorded as assets at September 30, 1995, compared to $61 for products and $6 for environmental at December 31, 1994.

        The Company is also a defendant in a lawsuit, described in Part II,
Item 1 of this report, brought by the Department of Justice alleging that a former operation, which was a subsidiary of a company purchased by Dana in January 1985, had overcharged the U.S. government on contracts or subcontracts awarded during the late 1970s and the 1980s. The complaint, amended in July 1995, sought common law relief as well as statutory civil penalties and damages in an unspecified amount. In September 1995, Dana and the Department of Justice settled all claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and Dana paid the government $19.5, which included payment for the government's alleged damages, interest, and costs of investigation and litigation. The Company was fully reserved for this settlement and the payment had no material adverse effect on its liquidity, financial condition or results of operations. For the remaining contracts, the government alleges damages of approximately $7, which are subject to doubling or trebling or, in the alternative, to the accrual of interest. The Company is hopeful that the remaining claims can also be resolved without any material adverse effect.

        Dana anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet the Company's funding requirements for 1995.

-------

Results of Operations (Third Quarter 1995 vs Third Quarter 1994)
----------------------------------------------------------------

(in Millions)

        Dana posted third quarter 1995 sales of $1,727, an increase of 7% over a strong third quarter 1994 sales level of $1,609. The Company achieved record third quarter sales, although the percentage increase in the first and second quarters over the prior year's corresponding quarters in most of Dana's markets and regions was greater than in the third quarter. Effects of recent acquisitions, increases in unit volumes of original equipment (OE) vehicular products sold in the U.S., strength in the U.S. construction equipment market and overall growth in international sales were major factors in the increase.

        Acquisitions and the effect of fully consolidating a Taiwanese affiliate, which was previously accounted for on an equity basis, contributed $61 to the sales increase, $29 in the U.S. and $32 internationally. Worldwide sales of OE highway vehicular products for automobiles, trucks, trailers, vans, and sport utility vehicles increased 9% over 1994 levels (4% adjusted for acquisitions). Sales to the light truck portion of that market were up 3% as demand continued for pickup trucks and sport utility vehicles in North and South America. 1995 medium and heavy truck OE sales, on a combined basis, increased 15% over 1994, reflecting higher U.S. and South American production. The Company's worldwide sales of mobile off-highway OE products increased 25% in 1995, reflecting strength in the U.S. construction and agricultural markets, as well as the impact of a European acquisition. The increase was 20% excluding the effect of the acquisition. Industrial OE sales increased 11% worldwide, achieved through U.S. growth and an acquisition in the U.S. and Europe. The Company's service parts sales to the worldwide aftermarket were up 1% in 1995, comprised of increases in the international markets partially offset by a decline in the U.S. Worldwide distribution sales performances in 1995 versus 1994 by market were as follows: truck parts declined 3%, automotive increased 1% and mobile off-highway/industrial increased 3%.

        Sales from U.S. operations were $1,242 in 1995, an increase of 4% from the $1,198 recorded in 1994. Highway vehicular OE sales increased 5% in 1995 (2% adjusted for an acquisition) reflecting continued, yet more moderate, growth in the U.S. truck market. Mobile-off highway OE sales were 21% higher than in 1994 while industrial OE sales increased 21%, 10% excluding the effect of a recent acquisition. U.S. distribution sales were below 1994 levels, as were automotive OE sales (after adjusting for a recent acquisition), reflecting the slowness of these U.S. markets.

        Sales from international operations increased as healthy economic growth is being experienced in many countries in which Dana's products are sold. Overall, international sales grew 18% over 1994, comprised of a 29% increase in OE highway vehicular products, 33% increase in mobile off-highway OE, an industrial sales increase of 2% and distribution sales growth of 10%. Excluding the effect of acquisitions and the consolidation of a Taiwanese affiliate that was accounted for on the equity method in 1994, overall international sales increased 9% over 1994, OE highway vehicular sales increased 16%, mobile off-highway OE sales were up 17%, while industrial sales were down 8%. Regionally, the Company's 1995 sales increased 3% in Canada, 14% in South America, 15% in Europe and 98% in Asia Pacific. After adjusting for the effect on sales of recent acquisitions and the effect of consolidating the Taiwanese affiliate, South American sales increased 11%, European 9% and Asia Pacific 11%.

        Revenue from lease financing and other income increased $3 over 1994, principally due to higher lease financing revenue.

ITEM 2. Results of Operations (Third Quarter 1995 vs Third Quarter 1994)
------------------------------------------------------------------------
 (continued)

(in Millions)

        Adjustments for translation of foreign currency resulted in a gain of less than $1 in 1995 compared to a loss of $1 in 1994. The adjustments in both years relate almost exclusively to the translation from local currency to U.S. dollars of the Company's Brazilian operations.

        The Company's consolidated gross margin was 15.6% compared to 14.9% in 1994. Gross margin of the U.S. operations was 14.1%, up from 13.0% in 1994, due in part to reduced premium freight costs and overtime. International operations' gross margin was 18.4%, down from 18.8% in 1994.

        Selling, general and administrative expenses (SG&A) were $170 compared to $156 in 1994, an increase of $14 or 9%. After adjusting for a $3 increase associated with acquisitions made in the latter half of 1994 and early in 1995, SG&A increased less than 7% principally due to higher business levels.

        Interest expense increased to $38 from $28 in 1994 due to an increase in the average debt level and a slight increase in the overall weighted average interest rate. The average debt level increased due to capital spending, the purchase of the minority shares of Hayes-Dana and working capital requirements resulting from sales growth.

        Minority interest in net income of consolidated subsidiaries decreased to $7 from $8 in 1994 due to lower earnings of Dana's subsidiary in Brazil and the purchase of the minority shares of Hayes-Dana during the first and second quarters of 1995, both of which were partially offset by an increase from the consolidation of the Company's Taiwanese affiliate in 1995.

        Equity in net earnings of affiliates decreased to $4 from the $6 reported in 1994 due to lower earnings of the Company's affiliate in Mexico and the effect of the consolidation in 1995 of theTaiwanese affiliate, which was previously accounted for on an equity basis.

        Taxes on income totaled $38 in both 1995 and 1994, while the effective rate decreased to 37% from 41% in 1994. The decrease is due in part to a lower effective state tax rate in 1995. Due to the increased profitability of the Company, the fixed portion of state taxes was spread over a larger base, resulting in a lower effective rate. Additionally, a lower effective rate was experienced by the Company's Brazilian operations.

ITEM 2.  Results of Operations (Nine Months 1995 vs Nine Months 1994)
--------------------------------------------------------------------

(in Millions)

        Dana's sales for the first nine months of 1995 were $5,620, an increase of 14% over a strong 1994 nine month period of $4,919. Effects of recent acquisitions, unit volume increases of original equipment vehicular product sales in the U.S., strength in the U.S. construction equipment market and overall growth in international sales were major factors in the increase. Acquisitions and the effect of fully consolidating a Taiwanese affiliate, which was previously accounted for on an equity basis, contributed $208 to the sales increase, $94 in the U.S. and $114 internationally. Demand has continued for the Company's OE products in the U.S., especially for products used on pickup trucks and sport utility vehicles, despite slower sales in other segments of the domestic automotive market. International sales continued to show increases due to healthy economic growth experienced in many of the countries in which Dana products are sold.

        Sales to U.S. light truck manufacturers were up 13% over a strong 1994 sales level due to the ongoing popularity of light trucks and sport utility vehicles. U.S. medium and heavy truck OE sales increased 24% and 16%, respectively, over 1994. Sales to the worldwide highway vehicle market were up 19% (11% adjusted for acquisitions) over 1994, with the U.S. increasing 16% (2% adjusted for acquisitions) while internationally, a 32% increase was experienced (14% adjusted for acquisitions). The Company's sales to the worldwide mobile off-highway OE market increased 28% in 1995, reflecting strength in the U.S. construction and agricultural markets, as well as the impact of a European acquisition. Industrial OE sales increased 13% worldwide, comprised of 19% U.S. and 6% international. After adjusting for acquisitions, industrial sales worldwide were level with 1994, with the U.S. up 5% and international down 9% (almost exclusively in Europe). The Company's 1995 overall distribution sales were up 5% over 1994, due in part to acquisitions and increases in international aftermarket operations. International aftermarket sales increased 15% over 1994, while sales in the U.S. were level with 1994. Worldwide distribution sales performances in 1995 versus 1994 by market were as follows: truck parts increased 3%, automotive increased 4% and mobile off-highway/industrial increased 7%.

        Sales from U.S. operations were $4,139, an increase of 11% over 1994 (9% adjusted for acquisitions) while international sales were $1,481, an increase of 24% over 1994 (15% adjusted for acquisitions). On a regional basis, the Company's 1995 sales increased 11% in North America, 21% in South America, 24% in Europe and 111% in Asia Pacific. After adjusting for the effect on sales of recent acquisitions and the consolidation of a Taiwanese affiliate that was accounted for on the equity method in 1994, North American sales increased 8%, South American 19%, European 14% and Asia Pacific 14%.

        Revenue from lease financing and other income increased $22 compared to 1994. This increase principally resulted from higher lease financing revenue ($8), interest income ($6) and gain on sale of leased assets ($4).

        Adjustments for translation of foreign currency resulted in a gain of $4 in 1995, compared to a loss of $24 in 1994. The adjustments in both years relate almost exclusively to the translation from local currency to U.S. dollars of the Company's Brazilian operations. The new Brazilian currency
(real) was introduced at parity with the U.S. dollar late in the third quarter of 1994. The translation of the real to U.S. dollars resulted in 1995's gain. 1994's loss includes the effect of translating from the old currency (cruzeiros) to U.S. dollars for the period of January through July, partially offset by gains in August and September in the translation from the real to U.S. dollars.

ITEM 2.  Results of Operations (Nine Months 1995 vs Nine Months 1994)(continued)
--------------------------------------------------------------------

(in Millions)

        Consolidated gross margin was 15.5% compared to 15.2% in 1994. The gross margin of Dana's U.S. operations was 14.1% in both periods.
International operations' gross margin was 19.4% in 1995 up from 18.8% in 1994. The improvement in 1995 would have been even greater but for the negative impact of the Brazilian currency change.

        Selling, general and administrative expenses (SG&A) were $506 compared to $458 in 1994, an increase of $48 or 11%. After adjusting for a $13 increase associated with acquisitions made in the latter half of 1994 and early in 1995, SG&A increased less than 8%, principally due to higher business levels.

        Interest expense increased to $108 in 1995 from $83 due to an increase in the average debt level and a slight increase in the overall weighted average interest rate. The average debt level increased due to capital spending, the purchase of the minority shares of Hayes-Dana and working capital requirements resulting from sales growth.

        Minority interest in net income of consolidated subsidiaries increased in 1995 to $28 from $19 due to higher earnings of Dana's subsidiary in Brazil and the consolidation of the Company's Taiwanese affiliate in 1995, both of which were partially offset by a reduction due to the purchase of the minority shares of Hayes-Dana during 1995.

        A loss of $5 was reported for equity in net earnings (loss) of affiliates in 1995 compared to income of $18 for 1994. The loss resulted as the Company recorded a non-operating charge of approximately $18 for Dana's proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso. Also contributing to the $23 difference was an $8 decrease in Spicer S.A.'s operating income in 1995 (Dana's proportionate share) and the effect of the consolidation of the Company's Taiwanese affiliate, which was previously accounted for on an equity basis. These reductions were partially offset by increased earnings of Dana's affiliate in Korea.

        Taxes on income totaled $155 versus $124 in 1994, while the effective rate decreased to 39% from 42% in 1994. The decrease is due in part to a lower effective state tax rate in 1995. Due to the increased profitability of the Company, the fixed portion of state taxes was spread over a larger base resulting in a lower effective rate than in 1994. Additionally, a lower 1995 effective rate was incurred by the Company's Brazilian operations and Dana Credit Corporation.

        While the economies of certain countries, such as the U.S., are showing signs of slower growth, Dana expects sales of its vehicular components to sustain moderate growth for the balance of 1995. This expectation is principally due to continued popularity of the light truck and sport utility vehicles, on which many Dana products are featured, and the presence of healthy economic conditions in many international markets in which Dana products are sold. The North American OE heavy truck orders continue to soften and the aftermarket segment is becoming increasingly competitive. These two markets are not expected to grow appreciably for the balance of 1995. The mobile-off highway markets in both the U.S. and Europe continue to be relatively strong and the non-North American vehicular OE, aftermarket and industrial markets are expected to sustain moderate growth for the balance of 1995.

        Subsequent to September 30, 1995, Dana and two of its majority-owned South American subsidiaries sold from nine percent (9%) to forty-nine percent (49%) of their ownership interest in three (3) constant velocity joint operations, reducing ownership to fifty-one (51%) in the joint ventures. As a result of these sales, Dana will record a gain of approximately $12 ($.11 per share) after tax and minority interests in the fourth quarter of 1995.

                          PART II.  OTHER INFORMATION



ITEM 1.         LEGAL PROCEEDINGS.
-------

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

        Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported. These include the following:

        1. IN THE MATTER OF DANA CORPORATION-VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. In this administrative proceeding, commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleges that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner (Bluffton Rubber Company or "BRC") of the storage facility's alleged RCRA status. USEPA 5 sought to require a RCRA closure of the storage facility and to recover civil penalties of approximately $77,000 from the Company and $55,000 from BRC. The Company agreed to indemnify BRC for liabilities asserted against BRC arising from alleged RCRA violations during the Company's operation of the storage facility. In 1992, the Company submitted a settlement proposal to USEPA 5 containing a soil sampling plan designed to establish whether contaminants had been released from materials that the Company stored at the storage facility. In 1993, the Indiana Department of Environmental Management ("IDEM"), on behalf of USEPA 5, notified the Company that the sampling plan was inadequate and issued a Notice of Deficiency with respect to the Company's closure of the storage facility. Thereafter, the Company engaged in discussions with IDEM about the sampling plan and Notice of Deficiency and with USEPA 5 about the proposed penalties. In 1994, BRC was, in effect, dismissed from the case and the Company and USEPA 5 reached agreement on the amount of $80,000 for the civil penalty. The Company expects that a Consent Decree will be finalized and site sampling work acceptable to IDEM will commence in the fourth quarter of 1995.

        2. COMMISSIONER OF THE DEPARTMENT OF ENVIRONMENTAL MANAGEMENT V. DANA CORPORATION, SLEEVE PLANT. In September 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations were discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. The IDEM sought civil penalties in the amount of $227,000. The Company contested certain of the allegations and negotiated the Consent Order with IDEM. In the third quarter of 1995, the parties reached a tentative agreement that the Order will require Dana to pay a civil penalty of $105,000, which penalty will be reduced by 50% of Dana's cost of certain environmental projects to be undertaken at the Richmond plant. The Order is expected to be issued in the fourth quarter of 1995.

ITEM 1.         LEGAL PROCEEDINGS. (Continued)
-------


        3. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In September 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with various alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations include, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 is seeking civil penalties of $576,640. In the fourth quarter of 1994, the Company met with USEPA 6 to present evidence to refute the allegations and settlement negotiations were commenced. Those negotiations continued in the third quarter of 1995.

        The Company has also previously reported that it is a defendant in the 1992 lawsuit, United States v. Dana Corporation. In this suit, the Department of Justice, on behalf of the United States, sued the Company and two other parties that have subsequently been dismissed, Warner Electric Brake and Clutch Company, Inc. ("Warner Electric") and Beaver Precision Products, Inc. ("Beaver"). Suit was brought in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint, which was amended in July 1995, alleges overcharging on U.S. government contracts or subcontracts awarded to Beaver during the late 1970s and the 1980s. Beaver was a subsidiary of Warner Electric when Dana acquired that company in January 1985. Both companies were later merged into Dana, and the Beaver operations were sold in 1991. The amended complaint sought common law relief as well as statutory civil penalties and damages. In September
1995, Dana and the Department of Justice settled all claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and the Company paid the government $19.5 million, which included payment for the government's alleged damages, interest, and costs of investigation and litigation. Settlement negotiations continue with respect to the remaining contracts. For these contracts, the government alleges damages of approximately $7 million, which are subject to doubling or trebling or, in the alternative, to the accrual of interest.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.
------


                a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report


                b)   Reports on Form 8-K.

                     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              DANA CORPORATION
                            ------------------------


Date: November 8, 1995      /s/ James E. Ayers
      ----------------      ------------------------
                            James E. Ayers
                            Chief Financial Officer
                            Vice President Finance and Treasurer

                            Duly Authorized Officer and
                            Principal Financial Officer.

                                 EXHIBIT INDEX
                                 -------------


Exhibit
-------

10-A(1) First Amendment to the Dana Corporation Additional Compensation Plan, dated July 17, 1995

27                  Financial Data Schedule



  Note: Exhibit 10-A(1) is a compensatory plan required to be filed as an exhibit to this Form 10-Q pursuant to Part II, Item 6 of this report.