Form 10-K
period 1995-12-31
DANA CORP
filed 1996-03-05
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995      Commission file number 1-1063.
                          -----------------                             ------
                              DANA CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Virginia                                         34-4361040
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4500 Dorr Street, Toledo, Ohio                         43615
---------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code  (419) 535-4500
                                                       ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
            Title of each class                   which registered
     ----------------------------      -----------------------------------------
     Common Stock of $1 par value      New York, Pacific, London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                            ------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No
    ------        ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                  ------

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 12, 1996, was approximately $3,352,629,000.
                                                   --------------

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 12, 1996, was 101,594,805 shares.
                       -----------

                      DOCUMENTS INCORPORATED BY REFERENCE

           Document                                   Where Incorporated

1.  Proxy Statement dated March 4, 1996          Part III (Items 10, 11, 12, 13)
    for Annual Meeting of Shareholders
    to be held on April 3, 1996.

2.  Annual Report to Shareholders                Part I (Item 1)
    for year ended December 31, 1995.            Part II (Items 5, 6, 7, 8)
                                                 Part IV (Item 14)

--------------------------------------------------------------------------------
The Exhibit Index is located at pages 26 - 29 of the sequential numbering system.

                                    INDEX
                                    -----
                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                                    10-K Pages
                                                                    ----------
Cover                                                                    1
Index                                                                    2
Part I
------
     Item 1 - Business                                              3 - 11
     -----------------
     Geographical Areas, Markets, Customer Dependence,
     Products, Material Source and Supply, Seasonality, Backlog,
     Competition, Strategy, Patents and Trademarks, Research
     and Development, Employment, Cash Flows, Environmental
     Compliance, and Executive Officers of the Registrant

     Item 2 - Properties                                                12
     -------------------
     Item 3 - Legal Proceedings                                    12 - 13
     --------------------------
     Item 4 - Submission of Matters to a Vote of
     -------------------------------------------
         Security Holders                                               13
         ----------------
Part II
-------
     Item 5 - Market for Registrant's Common Equity and
     --------------------------------------------------
         Related Stockholder Matters                                    14
         ---------------------------
     Item 6 - Selected Financial Data                                   14
     --------------------------------
     Item 7 - Management's Discussion and Analysis of
     ------------------------------------------------
         Financial Condition and Results of Operations                  14
         ---------------------------------------------
     Item 8 - Financial Statements and Supplementary Data               14
     ----------------------------------------------------
     Item 9 - Changes in and Disagreements with Accountants on
     ---------------------------------------------------------
         Accounting and Financial Disclosure                            14
         -----------------------------------
Part III
--------
     Item 10 - Directors and Executive Officers of the
     -------------------------------------------------
         Registrant                                                     15
         ----------
     Item 11 - Executive Compensation                                   15
     --------------------------------
     Item 12 - Security Ownership of Certain Beneficial
     --------------------------------------------------
         Owners and Management                                          15
         ---------------------
     Item 13 - Certain Relationships and Related Transactions           15
     --------------------------------------------------------

Part IV

     Item 14 - Exhibits, Financial Statement Schedules,
     --------------------------------------------------
         and Reports on Form 8-K                                   16 - 29
         -----------------------
         (a)(1) Financial Statements
            (2) Financial Statement Schedules
            (3) Exhibits
         (b) Reports on Form 8-K

Signatures                                                         30 - 31
----------

                                   PART I
ITEM 1 - BUSINESS
-----------------

     Dana Corporation, incorporated in 1905, is a global leader in engineering, manufacturing and marketing of products and systems for the worldwide vehicular, industrial and mobile off-highway original equipment (OE) markets and is a major supplier to the related aftermarkets (also called
"distribution," "service parts" or "replacement parts" markets). Dana also wholly owns Dana Credit Corporation (DCC), a provider of lease financing services in certain markets.

     Dana's Vehicular segment is comprised of components and parts used on light, medium and heavy trucks, sport utility vehicles, trailers, vans, and automobiles. The Company's products include components for drivetrain systems, such as axles, driveshafts, clutches and transmissions; engine parts, such as gaskets and sealing systems, piston rings, and filtration products; structural components, such as vehicular frames, engine cradles and heavy duty side rails; chassis products, such as steering and suspension components; fluid power systems, such as pumps, cylinders, control valves, brass and steel fittings and hoses. In 1995, sales from this segment accounted for 80% of Dana's sales.

     The Company's Industrial segment products are used in mobile off-highway vehicle and stationary equipment applications. These products include components for industrial power transmission products, such as electrical and mechanical brakes and clutches, drives and motion control devices. Sales from this segment amounted to 20% of the Company's 1995 sales.

     Dana's Lease Financing segment is almost exclusively comprised of the operations of DCC which offer lease financing services in the form of capital markets specialized lease transactions worldwide and customized equipment financing programs in the U.S., Canada, the United Kingdom and continental Europe. The revenue derived from such services is included in Revenue from Lease Financing and Other Income in Dana's financial statements and is not considered a component of net sales.

     Note 16. Business Segments at page 34, 35 and 36 of Dana's 1995 Annual Report is incorporated herein by reference.

GEOGRAPHICAL AREAS
------------------

     To serve its global markets, Dana has established regional operating organizations in North America, Europe, South America and Asia Pacific, each with management responsibility for its specific geographic markets. The Company's operations are located in the following twenty-nine countries:


North America              Europe                    South America          Asia Pacific
--------------             ------                    -------------          ------------
 Canada            Austria      Portugal                Argentina        Australia  Malaysia
 Mexico            France       Spain                   Brazil           China      Singapore
 United States     Germany      Sweden                  Colombia         Hong Kong  Taiwan
                   India        Switzerland             Uruguay          Japan      Thailand
                   Italy        United Kingdom          Venezuela        Korea      Vietnam
                   Netherlands


     Dana's international subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products which are similar to those produced by Dana in the United States (U.S.). In addition to normal business risks, operations outside the U.S. are subject to other risks including, among others, changing political, economic and social environments, changing governmental laws and regulations, and currency revaluations and market fluctuations.

     Consolidated international sales were $2.1 billion, or 28% of the Company's 1995 sales. Including U.S. exports of $555 million, international sales accounted for 35% of 1995 consolidated sales. International operating income was $139 million, or 19% of consolidated 1995 operating income. International affiliates, accounted for on an equity basis, incurred losses of $8 million in 1995.

     "Business Segments" by geographic areas at page 36 of Dana's 1995 Annual Report and Note 6. International Operations at page 30 of Dana's 1995 Annual Report are incorporated herein by reference.

MARKETS
-------
     During the past three years, Dana's sales to Vehicular and Industrial OE manufacturers and service parts markets were as follows:


                 Market Analysis by Business Segment*
                   Percentage of Consolidated Sales
                 ------------------------------------
                              1993    1994      1995
                              ----    ----      ----
Vehicular Products -
 OE Manufacturers              54%     56%        58%
 Service Parts                 28%     24%        22%
                               ---     ---        ---
                       Total   82%     80%        80%

Industrial Products -
 OE Manufacturers               9%     10%        10%
 Service Parts                  9%     10%        10%
                               ---     ---        ---
                       Total   18%     20%        20%


*Note: End use of products is not always identifiable but these are reasonable estimates derived from expected customer usages.


     Sales in the Lease Financing segment consisted of real estate sales and did not exceed 1% of consolidated sales for 1993, 1994 or 1995. Lease financing revenues (amounting to less than 5% of Dana's consolidated 1995 total revenues) have been excluded from this market analysis.

CUSTOMER DEPENDENCE
-------------------

     The Company has thousands of customers around the world and has developed long-standing business relationships with many of these customers. The Company's attention to cost, as well as quality, delivery and service, has been recognized by numerous customers who have awarded the Company supplier quality awards. Ford Motor Company (Ford) and Chrysler Corporation (Chrysler) were the only customers accounting for more than 10% of the Company's consolidated sales in 1995. The Company has been supplying product to Ford, Chrysler and their subsidiaries for many years. Sales to Ford, as a percentage of the Company's sales, were 18%, 16% and 17% in 1993, 1994 and 1995, respectively. Sales to Chrysler, as a percentage of sales, were 11%, 12% and 13% in 1993, 1994, and 1995, respectively. Loss of all or a substantial portion of the Company's sales to Ford, Chrysler or other large vehicle manufacturers, would have a significant adverse effect on the Company's financial results until this lost sales volume could be replaced. This event is considered unlikely in the ordinary course of business and would most likely occur only in the event of a major business interruption such as a prolonged strike at one of the Company's customers.

PRODUCTS
--------

     The major groups of products within the Vehicular segment are as follows:

                                    Major Product Groups - Vehicular Segment
                                         Percentage of Consolidated Sales
                                    ----------------------------------------

                                                 1993       1994   1995
                                                 ----       ----   ----
   Types of Products
   -----------------
   Front and rear axles for highway
    vehicles, primarily trucks                    28%        29%    30%

   Engine parts and accessories for
    highway vehicles, such as gaskets,
    seals, piston rings and filters               14%        14%    13%

   Driveshafts and universal joints for
    highway vehicles, primarily trucks            11%        11%    10%

   Frames and other structural components
    for highway vehicles, primarily trucks         8%         8%     8%

   Other Vehicular products                       21%        18%    19%
                                                  ---        ---    ---
     Total                                        82%        80%    80%



     No product or product group within the Industrial or Lease Financing segments exceeded 10% of consolidated sales during these periods.

MATERIAL SOURCE AND SUPPLY
--------------------------

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

SEASONALITY
-----------

     Dana's businesses are not considered to be seasonal, but the OE vehicular businesses are closely related to the vehicle manufacturers' production schedules.

BACKLOG
-------

     The majority of Dana's products are not on a backlog status. They are produced from readily available materials such as steel and have a relatively short manufacturing cycle. Each operating unit of the Company maintains its own inventories and production schedules. Many of Dana's products are available from more than one facility. Production capacity is adequate to handle current requirements and will be expanded to handle anticipated growth in certain product lines.

COMPETITION
-----------

     In its Vehicular and Industrial segments, the Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of the Company's major vehicular OE customers as well as a number of independent U.S. and international suppliers. The Company's traditional U.S. OE customers, in response to substantial international competition in the past few years, have expanded their worldwide sourcing of components while reducing their overall number of suppliers. The Company has established operations in several regions of the world to enable Dana to be a strong global supplier of its core products.

     In the Lease Financing segment, the Company's primary focus is on leasing activities. The Company's competitors include national and regional leasing and finance organizations.

STRATEGY
--------

     In the Vehicular and Industrial segments, the Company is actively pursuing two broad strategies.

     The first of these strategies is to increase the Company's involvement and investment in its international markets. The Company has well-defined regional organizations in North America, South America, Europe and Asia Pacific in support of this initiative to effectively compete in world markets. In 1995, international sales, including exports from the U.S., totaled 35% of consolidated sales. The Company's longer term goal is to derive 50% of its sales (including exports) from customers outside the U.S. Although subject to certain risks, the Company believes broadening its sales base will better enable it to offset effects of economic downturns in specific countries, source product from the areas of the world which offer the lowest cost, and provide it access to markets which have the greatest growth potential. To accomplish this objective, the Company is focusing on meeting OE customers' needs in each of the local markets in which those customers operate, both through exports and by locating manufacturing or assembly facilities in markets where key OE customers have assembly plants. In addition, Dana is maximizing its technological capabilities and resources by offering complete product systems to its global customers.

--------------------

     The Company's second long-term strategic objective is to increase its distribution sales to 50% of sales. The Company believes that distribution sales are less cyclical than OE sales and offer steady long-term growth potential. The Company continues to seek expansion in its distribution business by increasing market penetration and broadening its product offerings through internal growth and acquisition. In 1995, the Company's distribution sales were 32% of sales.

PATENTS AND TRADEMARKS
----------------------

     Dana's proprietary drivetrain, engine parts, chassis, structural components, fluid power systems, and industrial power transmission product lines have strong identities in the Vehicular and Industrial markets which Dana serves. Throughout these product lines, Dana also owns or is licensed to manufacture and sell its products under a number of patents and licenses.
These patents and licenses have been obtained over a period of years and expire at various times. Dana considers each of them to be of value and aggressively protects its rights throughout the world against infringement. Because the Company is involved with many product lines, the loss or expiration of any particular patent or license would not materially affect the sales and profits of the Company.

     Dana owns numerous trademarks which are registered in many countries enabling Dana to market its products worldwide. The "Dana", "Spicer", "Parish", "Perfect Circle", "Victor Reinz", "Wix", "Weatherhead", "Warner Electric" and "Gresen" trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT
------------------------

     Dana's facilities engage in engineering, research and development, and quality control activities to improve the reliability, performance and cost-effectiveness of Dana's existing Vehicular and Industrial products and to design and develop new products for both existing and anticipated applications. The Company employs advanced technology and methods to achieve these improvements. To promote efficiency and reduce development costs, Dana's research and engineering people work closely with OE manufacturing customers on special product and systems designs. Dana's consolidated worldwide expenditures for engineering, research and development, and quality control programs were $120 million in 1993, $138 million in 1994 and $149 million in 1995.

EMPLOYMENT
----------

     Dana's worldwide employment (including consolidated subsidiaries) was approximately 45,900 at December 31, 1995.

CASH FLOWS
----------

     The Company's cash flow from operating activities does not vary significantly within a year, although minor fluctuations do occur. Cash generated by operating activities is utilized for investing purposes to purchase fixed assets and acquire new businesses and product lines and for financing purposes to pay dividends and debt principal. The "Statement of Cash Flows" on page 25 of Dana's 1995 Annual Report is incorporated herein by reference.

ENVIRONMENTAL COMPLIANCE
------------------------

     The Company makes capital expenditures in the normal course of business, as necessary, to ensure that its facilities are in compliance with applicable environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on the Company's capital expenditures, earnings or competitive position in 1995, and the Company currently does not anticipate future environmental compliance costs to be material. Note 1. Summary of Significant Accounting Policies - Environmental Compliance and Remediation on page 28 of Dana's 1995 Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The executive officers of the Company and their ages, present positions, and other positions within the past five years are as follows. Unless otherwise indicated, all positions are with Dana. Hayes-Dana Inc., formerly a majority-owned subsidiary of Dana, is now a wholly-owned subsidiary and has been renamed Dana Canada Inc. Albarus S.A. is a majority-owned Brazilian subsidiary of Dana. Diamond Savings and Loan Company was a wholly-owned subsidiary of Dana. The first six executive officers listed below are the members of Dana's Policy Committee.


                   Present
Name               Position(s) with                      Other Positions During
and Age            the Registrant                        the Past Five Years
-------            ----------------                      ----------------------

S.J. Morcott        Chairman of the Board of              President of Dana from 1986-1995;
(57)                Directors since 1990; Chief           Dana Director since 1985;
                    Executive Officer since 1989;         Chairman of the Board of Hayes-
                    and Chief Operating Officer           Dana Inc., 1987-1995
                    since 1986

J.M. Magliochetti   President since January 1996;         Automotive President - Dana North
(53)                President - Dana North American       American Operations, 1990-92
                    Operations since 1992

C.H. Hirsch         President - Dana International        None
(61)                since January 1996;  Executive
                    Vice President since 1991

J.E. Ayers          Chief Financial Officer since         Vice President - Finance, 1986-95;
(63)                1989                                  Treasurer, 1983-95

W.J. Carroll        President - Diversified Products      Vice President and
(51)                and Distribution since                General Manager - Aftermarket
                    January 1996; President -             Products Division, 1987-93
                    Dana Distribution Services
                    since 1995, President - DTF
                    Trucking since 1985; President -
                    Dana Canada Inc. since 1993 and
                    Chairman of the Board Since 1995

M.A. Franklin, III  President - Dana Europe               Vice President and General
(48)                since 1993                            Manager - Spicer Clutch Division
                                                          1991-93

F.E. Bauchiero      President - Industrial - Dana North   None
(61)                American Operations since 1990

B.N. Cole           President - Parish Structural         Vice President - Heavy Vehicle - Dana
(53)                Components Group since 1995           North American Operations, 1991-95;

C.J. Eterovic       President - Dana South American       Vice President - Dana South
(61)                Operations since 1993                 American Operations, 1992-93;
                                                          President - Dana Andean Common
                                                          Market, 1979-92

------------------------------------------------

                    Present
Name                Position(s) with                   Other Positions During
and Age             the Registrant                     the Past Five Years
-------             ----------------                   ----------------------
H.E. Ferreira       Group Vice President -             Vice President, Mercosur - Dana
(56)                Perfect Circle Engine              South America, 1994-95; Vice Chairman-
                    Products Group since 1995          Administration Council of Albarus S.A.,
                                                       1992-94; President and General
                                                       Manager - Albarus, 1983-92

R.B. Forde          Group Vice President - Wix         Vice President and General Manager -
(59)                Filtration Products Group          Wix Division, 1987-95
                    since 1995

C.F. Heine          President - Dana Asia Pacific      Vice President of Asia Pacific
(43)                since January 1996                 Operations, 1994-95; General Manager -
                                                       Spicer Off-Highway Axle Division,
                                                       1993-94, Plant Manager - Spicer
                                                       Driveshaft Division, 1991-93

J.M. Laisure        Group Vice President -             Vice President and General Manager -
(44)                Spicer Modular Systems             Spicer Transmission Division, 1991-94
                    Group since 1994

C.W. Hinde          Vice President since 1992,         Director - Corporate Accounting
(57)                Chief Accounting Officer           & Taxes, 1986-92
                    and Assistant Treasurer
                    since 1986

C.J. McNamara       President - Victor Reinz Sealing   Vice President - Automotive -
(57)                Products Group since 1995          Dana North American Operations,
                                                       1993-95; Vice President and
                                                       General Manager - Victor Products
                                                       Division, 1987-92

E. Mendoza          Chairman - Spicer S.A.             General Director - Spicer S.A., 1981-95
(58)                since 1995

W.L. Myers          President - Spicer Driveshaft      Vice President and General Manager-
(55)                Group since 1995                   Spicer Driveshaft Division, 1986-95

J.H. Reed           President - Spicer Axle Group      President - Light Truck - Dana North
(63)                since 1995                         American Operations, 1995;
                                                       Vice President - Light Vehicle -
                                                       Dana North American Operations,
                                                       1992-95; President and General
                                                       Manager - Spicer Axle Division, 1991-95

M.H. Rothlisberger  Vice President and Corporate       Vice President and Controller,
(52)                Controller since 1994; Assistant   Dana North American Operations
                    Treasurer since 1985               1989-94

------------------------------------------------

<Captio>
                    Present
Name                Position(s) with                     Other Positions During
and Age             the Registrant                       the Past Five Years
------              ----------------                     ----------------------
E.J. Shultz         President - Dana Credit Corporation  President - Lease Financing, 1994-95;
(51)                since 1995                           President - Financial Services, 1990-94

J.S. Simpson        Vice President of Finance and        President - Dana Asia Pacific
(55)                Treasurer since January 1996         Operations, 1992-95;
                                                         President - Diamond Savings
                                                         and Loan Company, 1987-92

M.J. Strobel        Vice President since 1976;           None
(55)                General Counsel since 1970;
                    and Secretary since 1982

J.H. Woodward, Jr.  Controller - Dana North American     Division Controller - Spicer Heavy
(43)                Operations since 1994                Axle and Brake Division, 1992-94;
                                                         Plant Manager - Spicer Trailer
                                                         Products Division, 1989-92



     None of the above officers has a family relationship with any other officer or with any director of Dana. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Dana. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
-------------------

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

     On a geographic basis, Dana's facilities (including those of consolidated subsidiaries and affiliates) are located as follows:

                      Dana Facilities by Geographic Region
                      ------------------------------------

 Type of                            North             South    Asia
 Facility                          America   Europe  America  Pacific    Total
---------                          -------   ------  -------  -------    -----

Manufacturing                       125         53      24       10        212
Distribution                         52        146      12       37        247
Service Branches, Offices            65          9       8       13         95
                                    ---        ---     ---      ---        ---
           Total                    242        208      44       60        554
                                    ===        ===     ===      ===        ===



ITEM 3 - LEGAL PROCEEDINGS
--------------------------

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

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is a party to the following such proceedings, all of which have been reported previously:

     1. IN THE MATTER OF DANA CORPORATION-VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. In an administrative proceeding commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleged that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) had violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner of the alleged RCRA status of the storage facility. USEPA 5 sought a RCRA closure of the storage facility and the recovery of civil penalties of approximately $132,000. In 1992, the Company commenced settlement negotiations with USEPA 5 and proposed a soil sampling plan to establish the extent of contamination (if any). In late 1994, the Company and USEPA 5 agreed on a civil penalty in the amount of $80,000. The proposed sampling plan remains under review. The Company expects that a Consent Agreement and Final Order will be finalized and that sampling work will commence in the first half of 1996.

     2. COMMISSIONER OF THE DEPARTMENT OF ENVIRONMENTAL MANAGEMENT V. DANA CORPORATION, SLEEVE PLANT. In 1994, the Indiana Department of Environmental Management ("IDEM") proposed a Consent Order to the Company in connection with alleged violations of the federal Clean Water Act by the Company's plant in Richmond, Indiana. The alleged violations were discharges exceeding certain metal concentration limitations in the plant's water discharge permit with the City of Richmond and discharges into a ditch in violation of the plant's National Pollutant Discharge Elimination System permit. IDEM sought civil penalties in the amount of $227,000. The Company contested certain of the allegations and in the third quarter of 1995, the parties reached an agreement that required the Company to pay a civil penalty of $105,000, subject to an offsetting "credit" of $45,000 for expenditures to be incurred by Dana for a supplemental environmental project at the plant. The Order was issued in the fourth quarter of 1995, and Dana paid the $60,000 penalty in the first quarter of 1996.

     3. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations included, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 sought civil penalties of $576,640. The Company presented evidence to refute the allegations and has been engaged in settlement negotiations with USEPA 6 since 1994. Recently, the Company and USEPA 6 reached a tentative agreement to settle this case. Under the agreement, the Company will pay a civil penalty of $124,550.

     As previously reported, the Company is also a defendant in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION. In this suit, the Department of Justice, on behalf of the United States, sued the Company, Warner Electric Brake and Clutch Company, Inc.("Warner Electric"), and Beaver Precision Products, Inc.("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on U.S. government contracts or subcontracts awarded to Beaver in the late 1970s and the 1980s. In the third quarter of 1995, Dana and the Department of Justice agreed to settle all claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and the Company paid the government $19.5 million, which included payment for the government's alleged damages, interest, and costs of investigation and litigation. In the fourth quarter of 1995, Dana and the Department of Justice reached a tentative agreement to settle the remaining litigation claims and the Company recorded an after-tax charge to earnings of $5.8 million in that quarter.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote by Dana's security holders during the fiscal fourth quarter.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     Dana's common stock is listed on the New York, Pacific, and London Stock Exchanges. On February 12, 1996, there were 31,341 shareholders of record.

     Dividends have been paid on the common stock every year since 1936. Quarterly dividends have been paid since 1942.

     "Additional Information - Shareholders' Investment" at page 50 of Dana's 1995 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

     "Eleven Year History - Financial Highlights" at page 51 of Dana's 1995 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     "Management's Discussion and Analysis of Results" at pages 40-45 of Dana's 1995 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 25, 1996, at pages 22-39 of Dana's 1995 Annual Report and "Unaudited Quarterly Financial Information" at page 50 of Dana's 1995 Annual Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
     - None -

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Information regarding Dana's directors and executive officers is set out in Part I, Item 1 of this Form 10-K and in Dana's Proxy Statement dated March 4, 1996 for the Annual Meeting of Shareholders to be held on April 3, 1996 (the "1996 Proxy Statement"). "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" from the 1996 Proxy Statement are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

     "The Board and Its Committees - Compensation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Comparison of Five Years Cumulative Total Return" from Dana's 1996 Proxy Statement are incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     "Stock Ownership" from Dana's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     "Other Transactions" from Dana's 1996 Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------
                                                                                                                 Page in
(a)                   The following documents are incorporated by reference and                               Annual Report
                      filed as part of this report:                                                            -------------

                      (1) FINANCIAL STATEMENTS:

                          Report of Independent Accountants                                                       22

                          Consolidated Balance Sheet at December 31, 1994 and 1995                                23

                          Consolidated Statement of Income for each of the three years
                           in the period ended December 31, 1995                                                  24

                          Consolidated Statement of Cash Flows for each of the three
                           years in the period ended December 31, 1995                                            25

                          Consolidated Statement of Shareholders' Equity for each of the
                           three years in the period ended December 31, 1995                                      26

                          Notes to Financial Statements                                                      27 - 39

                          Unaudited Quarterly Financial Information                                               50


                                                                                                                 Page in
                                                                                                                Form 10-K
                                                                                                                ---------
                      (2) FINANCIAL STATEMENT SCHEDULES:


                          Report of Independent Accountants on Financial Statement
                           Schedule for the three years ended December 31, 1995                                   17

                          Valuation and Qualifying Accounts and Reserves (Schedule II)                       18 - 21

                          Supplementary Information - Stock Plans                                            22 - 24

                          Supplementary Information - Commitments and Contingencies                               25

                          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      (3)  EXHIBITS - The Exhibits listed in the "Exhibit Index" are                          26 - 29
                          filed as a part of this report.

(b)                   REPORTS ON FORM 8-K - None



                     Report of Independent Accountants on
                         Financial Statement Schedule


To the Board of Directors
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 1996 appearing on page 22 of the 1995 Annual Report to

Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K)

also included an audit of Financial Statement Schedule II appearing on pages 18 through 21 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




   PRICE WATERHOUSE LLP
/s/PRICE WATERHOUSE LLP


Toledo, Ohio
January 25, 1996

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------
       SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       ---------------------------------------------------------------
                  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                  ------------------------------------------



                                                            Adjustment
                                            Trade accounts  arising
                                            receivable      from change
                   Balance at   Additions   "written off"   in currency      Balance at
                   beginning    charged     net of          exchange rates   end of
                   of period    to income   recoveries      and other items  period
                   -----------  ----------  --------------  ---------------  -----------

  Year ended -
December 31, 1993  $17,400,000  $7,477,000  $(7,950,000)     $(99,000)       $16,828,000

December 31, 1994  $16,828,000  $4,099,000  $(1,252,000)     $(29,000)       $19,646,000

December 31, 1995  $19,646,000  $9,281,000  $(5,322,000)     $(64,000)       $23,541,000




                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------
       SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       ---------------------------------------------------------------
                ALLOWANCE FOR CREDIT LOSSES - LEASE FINANCING
                ---------------------------------------------


                                                               Adjustments
                                                               arising
                                             Amounts           from the change
                   Balance at   Additions    "written off"     in currency      Balance at
                   beginning    charged      net of            exchange rates   end of
                   of period    to income    recoveries        and other items  period
                   -----------  -----------  ------------      ---------------  ----------

  Year ended -

December 31, 1993  $41,113,000  $12,049,000  $(14,796,000)     $(126,000)        $38,240,000

December 31, 1994  $38,240,000  $13,895,000  $(11,421,000)     $  75,000         $40,789,000

December 31, 1995  $40,789,000  $15,578,000  $ (9,000,000)      $ 58,000         $47,425,000

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------
       SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       ---------------------------------------------------------------
                          ALLOWANCE FOR LOAN LOSSES
                          -------------------------

                                                 Amounts
                   Balance at   Additions        "written off"                       Balance at
                   beginning    charged          net of           Acquisitions       end of
                   of period    to income        recoveries       and other items    period
                   -----------  ---------------  -------------    ---------------    ----------
  Year ended -

December 31, 1993  $26,818,000  $(1,848,000)(1)  $(10,544,000)      $  96,000            $14,522,000

December 31, 1994  $14,522,000  $(2,548,000)(1)  $ (6,088,000)      $(247,000)           $ 5,639,000

December 31, 1995  $ 5,639,000  $ 1,551,000      $ (3,265,000)      $(548,000)           $ 3,377,000






(1) Includes reversal of reserves provided in prior years.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

        SCHEDULE II(d) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        ---------------------------------------------------------------
                       VALUATION ALLOWANCE - REAL ESTATE
                       ---------------------------------


                                             Amounts
                   Balance at   Additions    "written off"                    Balance at
                   beginning    charged      net of          Acquisitions     end of
                   of period    to income    recoveries      and other items  period
                   -----------  -----------  --------------  ---------------  -----------
  Year ended -

December 31, 1993  $42,582,000  $10,743,000  $(14,509,000)   $2,238,000 (1)   $41,054,000

December 31, 1994  $41,054,000  $10,337,000  $(12,699,000)   $  226,000       $38,918,000

December 31, 1995  $38,918,000  $   292,000  $ (9,291,000)   $ (507,000)      $29,412,000






(1) Includes reduction of $3,560,000 relating to real estate transferred to a partnership classified as an equity investment and an increase of $5,798,000 due to a reclassification from Investment Held for Sale - (DSL).

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------
              SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
              -------------------------------------------------

EMPLOYEE STOCK OPTION PLANS
---------------------------

     The Company has two stock option plans for employees which were approved by the shareholders in 1977 and 1982. The 1977 Plan was amended in 1981, 1986, 1990, 1994 and 1995. The 1982 Plan was amended with shareholder approval in 1988 and 1993. These plans authorize the grant of options and/or stock appreciation rights ("SARs") to key employees to purchase 6,000,000 and 11,900,000 shares, respectively, of common stock at exercise prices no less than 85% of the market value of such stock at date of grant; the exercise periods may extend for no more than ten years from date of grant. All options and SARs granted to date under these two plans have been granted at 100% of the market value of the Company's common stock at the date of grant.

     The number of shares above and all references below to the number of shares and per share prices have been adjusted for all stock dividends and distributions subsequent to the dates the plans were approved by the shareholders.

     The number of shares subject to options (by year of grant) at December 31, 1995, and the exercise prices per share were as follows:


                       Number of  Average Price
                        Shares      Per Share            Total
                       ---------  -------------          -----
     Year granted -

       1986             73,638         $15.78           $1,162,100
       1987            112,800          23.44            2,643,800
       1988            203,733          18.75            3,820,000
       1989            151,050          21.06            3,180,600
       1990            323,861          18.25            5,910,500
       1991            259,000          16.37            4,241,100
       1992          1,002,116          20.16           20,199,000
       1993            709,500          27.56           19,555,600
       1994          1,041,275          29.06           30,262,100
       1995            991,000          31.06           30,778,500
                    ----------                        ------------
                     4,867,973                        $121,753,300
                    ==========                        ============



     At December 31, 1995, there were 4,568,606 shares available for future grants under the 1982 Plan, as amended. No shares have been available for grants under the 1977 Plan since 1987 and there were no SARs outstanding at December 31, 1995.

    Options becoming exercisable and options exercised, their exercise prices and their market prices during the three years ended December 31, 1995, under these plans were as follows:



                         Exercise Price                 Market Price
                         --------------                 ------------
                   No. of    Avg. Per               Avg. Per
                   Shares    Share    Aggregate     Share      Aggregate
                   ------    -----    ---------     -----      ---------
Options becoming
     exercisable
     (Market prices
     at dates
     exercisable):

Year ended
     December 31,

     1993          667,124    $19.21    $12,817,000    $ 26.80    $17,878,000
     1994          668,968     21.28     14,236,000      28.89     19,329,000
     1995          814,971     24.32     19,822,000      29.78     24,266,000

Options exercised
     (Market prices
     at dates
     exercised):

Year ended
     December 31,


     1993          810,736    $15.47    $12,541,000    $ 24.03    $19,483,000
     1994          309,915     17.13      5,309,000      28.74      8,906,000
     1995          223,430     17.93      4,005,000      28.74      6,422,000



     The amount by which proceeds exceeded the par value of shares issued under options was credited to additional paid-in capital. No amounts were charged against income either at the time of granting options or issuing shares.

The following table sets forth (1) the aggregate number of shares of the Company's common stock subject at December 31, 1995, to outstanding options,
(2) the average exercise prices per share of such options, (3) the aggregate exercise prices of such options, (4) the ranges of expiration dates of such options, and (5) the aggregate market values of such shares at February 12, 1996, based on $33.00 per share, the closing sales price in the New York Stock Exchange Composite Transactions Index as reported in The Wall Street Journal:



                      Aggregate                                                   Aggregate
                    No. of Shares      Average                                     Market
                    Covered By         Exercise          Aggregate    Range of    Value at
                     Outstanding         Price           Exercise     Expiration  February 12,
                       Options         Per Share          Price        Dates        1996
                     ------------      ---------         ---------    ----------   -----------

1977 Amended        170,650             $20.84       $  3,556,700     7/14/96    $  5,631,500
 Plan                                                                   to
                                                                      7/13/97


1982 Amended     4,697,323              $25.16       $118,196,600     7/14/96    $155,011,659
 Plan                                                                    to
                                                                      7/17/05


     At December 31, 1995, 1,004 employees of the Company and its subsidiaries and affiliates held exercisable options under the Company's stock option plans, consisting of 154 employees under the 1977 Amended Plan and 981 employees (some of whom also held options under the 1977 Amended Plan) under the 1982 Amended Plan.

EMPLOYEES' STOCK PURCHASE PLAN
------------------------------

     The Company has an Employees' Stock Purchase Plan which was amended with shareholders' approval in 1994. As of December 31, 1995, 34,350 employees of the Company and its subsidiaries were eligible to participate. Of such employees, 10,600 were participating at December 31, 1995.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
-----------------------------------------

     The Company has a stock option plan for non-employee Directors of the Company, which was approved by the shareholders in 1993. The plan provides for the granting of options to purchase the Company's common stock at prices equal to the market value of the stock at the date of grant. The options are exercisable after one year for a period not to exceed ten years from the date of grant. In 1993, 1994 and 1995, options were granted for 21,000, 21,000 and 24,000 shares, respectively, at per share exercise prices of $24.25 in 1993, $28.88 in 1994 and $24.81 in 1995. These options expire between 4/19/03 and 4/18/05. At December 31, 1995, 63,000 options were outstanding, 39,000 options were exercisable and there were 64,000 options available for future grant. 21,000 options became exercisable during 1995 having an aggregate exercise price of $606,400 and an aggregate market price at date of exercisability of $525,000. As of February 12, 1996, the aggregate exercise price of the 63,000 options outstanding under the Plan was $1,638,300 and the aggregate market value of those options was $2,079,000.

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------
              SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
              -------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

     As discussed in Note 20, "Committments and Contingencies," on pages 38 and 39 of the 1995 Annual Report, the Company and its consolidated subsidiaries are parties to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and products liability claims.

     With respect to environmental claims, the Company is involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at "Superfund" sites where the Company has been named as a potentially responsible party. Note 1, "Summary of Accounting Policies - Environmental Compliance and Remediation" at page 28 of Dana's 1995 Annual Report and "Management's Discussion and Analysis of Results" at page 40 of Dana's 1995 Annual Report are incorporated herein by reference.

     With respect to product liability claims, from time to time the Company is named in proceedings involving alleged defects in its products. Currently included in such proceedings are a large number of claims (most of which are relatively small) based on alleged asbestos-related personal injuries. At December 31, 1995, approximately 24,000 such claims were outstanding, of which approximately 7,000 were subject to pending settlement agreements. The Company has agreements with its insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. The Company is also a party to a small number of asbestos-related property damage proceedings. The Company's insurance carriers are paying the major portion of the defense costs in connection with such cases, and the Company has incurred no indemnity costs to date.

                                EXHIBIT INDEX
                                -------------
EXHIBIT
-------

 3-A      Restated Articles of Incorporation, amended effective
          June 1, 1994 (filed by reference to Exhibit 4 to Registrant's Form 8 - A/A, Amendment No. 3, filed on October 4, 1994)

 3-B      Restated By-Laws of Registrant, effective January 1, 1996

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

10-A(1)   First Amendment to the Additional Compensation Plan, dated July
          17, 1995 (filed by reference to Exhibit 10-A(1) to Registrant's
          Quarterly Report for the fiscal quarter ended June 30, 1995)

10-A(2)   Second Amendment to the Additional Compensation Plan, effective
          January 1, 1996

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

                          -------------------------
EXHIBIT
-------
10-D(4) Fourth Amendment to 1977 Incentive Stock Option Plan, dated December 12, 1994 (filed by reference to Exhibit 10-D(4) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-D(5) Fifth Amendment to 1977 Incentive Stock Option Plan, dated December 11, 1995

10-E 1982 Amended Stock Option Plan (filed by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held on April 7, 1993)

10-F Excess Benefits Plan, amended February 13, 1995 (filed by reference to Exhibit 10-F to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10-G      Dana Corporation Retirement Plan, amended and restated as of
          December 13, 1994 (filed by reference to Exhibit 10-G to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
          1995)

10-H      Directors Retirement Plan, amended effective January 26, 1993
          (filed by reference to Exhibit 10-H to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-I(1) Director Deferred Fee Plan, amended February 13, 1995 (filed by reference to Exhibit 10-L(1) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995)

10-I(2) Trust Agreement between Registrant and Society Bank and Trust dated October 18, 1993, as amended, under which Messrs. Bailar, Carpenter, Fridholm, Hiner, Stevenson and Sumner and Ms. Marks are each, and separately, beneficiaries (filed by reference to Exhibit 10-I(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-J(1) Employment Agreement between Registrant and Southwood J. Morcott, dated December 14, 1992 (filed by reference to Exhibit 10-J(6) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(2) Employment Agreement between Registrant and Martin J. Strobel, dated December 14, 1992 (filed by reference to Exhibit 10-J(7) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(3) Employment Agreement between Registrant and Carl H. Hirsch, dated December 14, 1992 (filed by reference to Exhibit 10-J(8) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(4) Employment Agreement between Registrant and James E. Ayers, dated December 14, 1992 (filed by reference to Exhibit 10-J(10) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(5) Employment Agreement between Registrant and Joe M. Magliochetti, dated December 14, 1992 (filed by reference to Exhibit 10-J(12) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

                          -------------------------



EXHIBIT
-------
10-J(6)   Amendment No. 1 dated February 13, 1995, to the Employment
          Agreement between Registrant and Southwood J. Morcott (filed by reference to Exhibit 10-J(14)  to Registrant's Quarterly Report on
          Form 10-Q for the fiscal quarter ended on June 30, 1995).
          Substantially similar amendments were made to the Employment
          Agreements of Messrs. Ayers, Hirsch, Magliochetti and Strobel.

10-J(7)   Collateral Assignment Split-Dollar Insurance Agreement for
          Universal Life Policies between Registrant and Southwood J. Morcott, dated April 18, 1989. (filed by reference to Exhibit 10-J(13) to
          Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992) Messrs. Hirsch, Ayers and
          Magliochetti have substantially identical Agreements.

10-K      Supplemental Benefits Plan, amended February 13, 1995
          (filed by reference to Exhibit 10-K to Registrant's
          Quarterly Report on Form 10-Q for the fiscal quarter ended June
          30, 1995)

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

10-M(1)   First Amendment to Directors' Stock Option Plan, adopted April 18,
          1994 (filed by reference to Exhibit 10-M(1) to Registrant's Annual
          Report on Form 10-K for the fiscal year ended December 31, 1995)

10-N Supplementary Bonus Plan, effective December 12, 1994 (filed by reference to Exhibit 10-N to Registrant's Quarterly Report for the fiscal quarter ended June 30, 1995)



13       The following sections of the 1995 Annual Report to Shareholders:

            Note 16.  Business Segments (at pages 34-36 of the Annual Report)

            Statement of Cash Flows (at page 25 of the Annual Report)

            Note 1.  Summary of Significant Accounting Policies -
            Environmental Compliance and Remediation (at page 28 of the
            Annual Report)

            Additional Information - Shareholders' Investment
            (at page 50 of the Annual Report)

            Eleven Year History - Financial Highlights (at page 51 of the Annual Report)



                          -------------------------
EXHIBIT
-------
   13             Management's Discussion and Analysis of Results
                  (at pages 40-45 of the Annual Report but excluding charts on those pages)

                  Introduction to Financial Section, Financial Statements and Independent Accountants' Report(at pages 21-39 of the Annual Report)

                  Unaudited Quarterly Financial Information (at page 50 of the Annual Report)

   21       List of Subsidiaries of Registrant

   23       Consent of Price Waterhouse LLP

   24       Power of Attorney

   27       Financial Data Schedule




   Note: Exhibits 10-A through 10-N are management contracts or compensatory plans required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) ofthis report.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DANA CORPORATION (Registrant)


     Date:      March 5, 1996        By: /s/Martin J. Strobel
          -----------------------    ------------------------------------------
                                          Martin J. Strobel, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     Date:      March 5, 1996      /s/Southwood J. Morcott
          -----------------------  --------------------------------------------
                                    Southwood J. Morcott, Chairman of the Board
                                    of Directors and Chief Executive Officer


     Date:      March 5, 1996      /s/James E. Ayers
          -----------------------  --------------------------------------------
                                    James E. Ayers, Chief Financial Officer



     Date:      March 5, 1996      /s/Charles W. Hinde
          -----------------------  --------------------------------------------
                                    Charles W. Hinde, Chief Accounting Officer,
                                    Vice President and Assistant Treasurer


     Date:      March 5, 1996     */s/B.F. Bailar
          -----------------------  --------------------------------------------
                                    B. F. Bailar, Director


     Date:      March 5, 1996     */s/E.M. Carpenter
          -----------------------  --------------------------------------------
                                    E. M. Carpenter, Director


     Date:      March 5, 1996     */s/E. Clark
          -----------------------  --------------------------------------------
                                    E. Clark, Director


     Date:      March 5, 1996     */s/R.T. Fridholm
          -----------------------  --------------------------------------------
                                    R. T. Fridholm, Director


     Date:      March 5, 1996     */s/G.H. Hiner
          -----------------------  --------------------------------------------
                                    G. H. Hiner, Director

                             ----------------------

     Date:      March 5, 1996         * /s/M. R. Marks
          -----------------------       -----------------------------
                                        M. R. Marks, Director


     Date:      March 5, 1996         * /s/J. D. Stevenson
          -----------------------       -----------------------------
                                        J. D. Stevenson, Director


     Date:      March 5, 1996         * /s/T. B. Sumner
          -----------------------       -----------------------------
                                        T. B. Sumner, Jr., Director



                                       *By:/s/Martin J. Strobel
                                           ------------------------------------
                                            Martin J. Strobel, Attorney-in-Fact