Form 10-Q
period 1996-03-31
DANA CORP
filed 1996-05-03
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]           Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                        Commission
For the Quarterly Period Ended  March 31, 1996          File Number 1-1063
                                --------------                      ------


                             Dana Corporation
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Virginia                                          34-4361040
- ---------------------------------                       ----------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification Number)


   4500 Dorr Street, Toledo, Ohio                              43615
- ---------------------------------------                  -------------------
(Address of Principal Executive Offices)                     (Zip Code)


                                 (419) 535-4500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X      No
                            --------     --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                         Outstanding at March 31, 1996
        --------------------------              -----------------------------
        Common stock, $1 par value                       101,635,040

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

Part I.  Financial Information

                  Item 1.   Financial Statements

                            Condensed Balance Sheet
                                 December 31, 1995 and
                                 March 31, 1996                                                       3

                            Statement of Income
                                 Three Months Ended
                                 March 31, 1995 and 1996                                              4

                            Condensed Statement of Cash Flows
                                 Three Months Ended
                                 March 31, 1995 and 1996                                              5

                            Notes to Condensed Financial Statements                                   6

                  Item 2.   Management's Discussion and Analysis
                                    of Financial Condition and Results
                                    of Operations                                                   7 - 10


Part II. Other Information

                  Item 1.   Legal Proceedings                                                       11 - 12

                  Item 2.   Changes in Securities                                                      12

                  Item 4.   Submission of Matters to a Vote of Security Holders                        13

                  Item 6.   Exhibits and Reports on Form 8-K                                           13


Signatures                                                                                             14

Exhibit Index                                                                                          15


                          PART I. FINANCIAL INFORMATION



ITEM 1.                        DANA CORPORATION
- -------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)


           Assets                                                          December 31, 1995       March 31, 1996
           ------                                                          ------------------     ---------------
Cash and Marketable Securities                                               $      66.6           $      45.4
Accounts Receivable                                                              1,081.6               1,223.3
Inventories
  Raw Materials                                                                    230.1                 242.2
  Work in Process and Finished Goods                                               644.7                 633.9
Lease Financing                                                                  1,004.9               1,034.1
Investments and Other Assets                                                     1,016.7               1,002.3
Property, Plant and Equipment                                                    3,337.3               3,416.0
Less:  Accumulated Depreciation                                                  1,687.8               1,712.7
                                                                             -----------           -----------

                  Total Assets                                                $  5,694.1            $  5,884.5
                                                                              ==========            ==========



  Liabilities and Shareholders' Equity
  ------------------------------------
Accounts Payable and Other Liabilities                                        $  1,173.0            $  1,242.8
Short-Term Debt                                                                    791.4                 891.0
Long-Term Debt                                                                   1,315.1               1,286.9
Deferred Employee Benefits                                                       1,096.2               1,089.1
Minority Interest                                                                  153.8                 160.5
Shareholders' Equity                                                             1,164.6               1,214.2
                                                                             -----------           -----------

                  Total Liabilities and
                    Shareholders' Equity                                     $  5,694.1             $  5,884.5
                                                                             ==========             ==========

ITEM 1. (Continued)
- -------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                                          Three Months Ended March 31
                                                                          ---------------------------

                                                                      1995                              1996
                                                                      ----                              ----

Net Sales                                                       $      1,924.4                   $       1,972.7
Revenue from Lease Financing
  and Other Income                                                        47.6                              63.5
                                                                --------------                   ---------------
                                                                       1,972.0                           2,036.2
                                                                --------------                   ---------------
Cost of Sales                                                          1,634.2                           1,677.3
Selling, General and
  Administrative Expenses                                                162.9                             181.8
Interest Expense                                                          33.1                              38.5
                                                                --------------                   ---------------

                                                                       1,830.2                           1,897.6
                                                                --------------                   ---------------

Income Before Income Taxes                                               141.8                             138.6
Estimated Taxes on Income                                                (58.5)                            (54.0)
Minority Interest                                                         (9.4)                             (8.0)
Equity in Earnings (Losses) of Affiliates                                (14.7)                              2.1
                                                                --------------                   ---------------


Net Income                                                      $         59.2                   $         78.7
                                                                ==============                   ==============


Net Income Per Common Share                                     $          .59                   $          .78
                                                                ==============                   ==============


Dividends Declared and Paid per
  Common Share                                                  $          .21                   $          .23
                                                                ==============                   ==============

Average Number of Shares Outstanding                                     101.2                            101.6


- -------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)



                                                                           Three Months Ended March 31
                                                                           ---------------------------

                                                                         1995                         1996
                                                                         ----                         ----

Net Income                                                        $      59.2                  $      78.7
Depreciation and Amortization                                            57.7                         64.9
Working Capital Change and Other                                        (94.0)                       (70.7)
                                                                  -----------                  -----------
          Net Cash Flows from Operating Activities                       22.9                         72.9
                                                                  -----------                  -----------


Purchases of Property, Plant and Equipment                              (79.0)                       (68.9)
Purchases of Assets to be Leased                                        (63.2)                      (121.5)
Payments Received on Leases and Loans                                    71.8                         81.3
Purchase of Minority Interest of Hayes-Dana, Inc.                       (52.2)
Other                                                                     0.6                        (28.4)
                                                                  -----------                  -----------
          Net Cash Flows-Investing Activities                          (122.0)                      (137.5)
                                                                  -----------                  -----------


Net Change in Short-Term Debt                                            55.8                         93.7
Proceeds from Long-Term Debt                                            133.6                        100.5
Payments on Long-Term Debt                                              (86.6)                      (129.3)
Dividends Paid                                                          (21.2)                       (23.4)
Other                                                                     0.8                          1.9
                                                                  -----------                  -----------
          Net Cash Flows-Financing Activities                            82.4                         43.4
                                                                  -----------                  -----------

          Net Change in Cash and Cash Equivalents                 $     (16.7)                 $     (21.2)
          Cash and Cash Equivalents-beginning of year                   112.2                         66.6
                                                                  -----------                  -----------
          Cash and Cash Equivalents-end of period                 $      95.5                  $      45.4
                                                                  ===========                  ===========


- ------


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included.

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Dana Credit Corporation (DCC) , is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                             DANA CREDIT CORPORATION
                             -----------------------

                                             Three Months Ended March 31
                                             ---------------------------

                                                     1995                       1996
                                                     ----                       ----

                Revenue                             $   50.8                  $   60.0
                Net Income                               5.0                       7.5

                                               December 31, 1995             March 31, 1996
                                               -----------------             --------------

                Total Assets                     $   1,469.8                     $ 1,478.8
                Total Liabilities                    1,364.6                       1,366.6
                                                  ----------                    ----------

                Shareholder's Equity              $    105.2                    $    112.2
                                                  ==========                    ==========


3. In the first quarter of 1995, Dana recorded a non-operating charge of approximately $18 (17 cents per share) for its proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso.

4. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana, Inc. that it did not own. At March 31, 1995, Dana had increased its ownership in Hayes-Dana from 57 percent to 83 percent.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

(in Millions)

         Capital expenditures supporting Dana's current and long-term growth amounted to $69 in the first quarter of 1996 compared to $79 in the first quarter of 1995. Projected capital spending is approximately $330 for 1996, down from $440 in 1995 and about equal to the $337 spent in 1994.

        Dana Corporation and its consolidated subsidiaries (Dana) supplement internal cash flow with the issuance of short and long-term debt. Total consolidated debt as of March 31 was up $71 over year end 1995 debt of $2,107. Dana, excluding Dana Credit Corporation (DCC), had short-term debt outstanding of $442 at March 31 against various borrowing lines of $1.4 billion. Up from $334 at year end 1995, the increase in short-term debt is mainly due to higher working capital requirements and the maturities of Dana's long-term debt during the first quarter. DCC had short-term debt outstanding of $449 at March 31 against borrowing lines in excess of $800. DCC's short-term debt decreased $8 from its 1995 year end position of $457. Dana's consolidated long-term debt decreased to $1,287 at March 31 from $1,315 at year end 1995. Dana's, excluding DCC's, first quarter long-term debt was $688, down from $714 at December 31, 1995. DCC's long-term debt was $599, about even with year end 1995 debt of $601.

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of March 31, 1996 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities are likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range, which at March 31, 1996, was $70 for product liability costs (products) and $54 for environmental liability costs (environmental), compared to $73 for products and $49 for environmental at December 31, 1995. The difference between minimum and maximum contingent liabilities, while not considered material, was $4 for products and $2 for environmental at March 31, 1996, compared to $4 for products and $3 for environmental at December 31, 1995. Probable recoveries of $42 for products and $14 for environmental from insurance or third parties have been recorded as assets at March 31, 1996, compared to $43 for products and $10 for environmental at December 31, 1995.

- ---------------------------------------------------

(in Millions)

         The Company is also a defendant in a lawsuit, described in Part II,
Item 1 of this report, brought by the Department of Justice alleging that a former operation, which was a subsidiary of a company purchased by Dana in 1985, had overcharged the U.S. government on contracts or subcontracts awarded during the late 1970s and the 1980s. The complaint, amended in July 1995, sought common law relief as well as statutory civil penalties and damages in an unspecified amount. In September 1995, Dana and the Department of Justice settled all claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and Dana paid the government $19.5, which included payment for the government's alleged damages, interest, and costs of investigation and litigation. The Company had previously reserved for this settlement and the payment did not have a material adverse effect on its liquidity and financial condition. The Company reached a tentative agreement with the Department of Justice to settle the remaining litigation claims. Based on this agreement, the amount of $9.9 ($5.8 after-tax) was charged to expense in the fourth quarter of 1995. The tentative settlement is subject to further governmental approvals. Discussions about various issues relating to the settlement are continuing.

         Dana anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet the Company's funding requirements for 1996.

- -------

Results of Operations (First Quarter 1996 vs First Quarter 1995)
- ----------------------------------------------------------------


(in Millions)

 __________________________________________________    Dana's worldwide sales
| 1ST QTR SALES   |  1995   | 1996   |  % CHANGE   |   in the first quarter of
|_________________|_________|________|_____________|   1996 increased 3% over a
|      U.S.       | 1,458   | 1,435  |     -2%     |   record 1995 first
|_________________|_________|________|_____________|   quarter.
| International   |   466   |   538  |     15%     |
|_________________|_________|________|_____________|
|     Total       | 1,924   | 1,973  |      3%     |
|_________________|_________|________|_____________|


     Sales from Dana's international operations increased 15% over 1995, primarily due to the contribution of recent European acquisitions. U.S. sales
decreased 2% as medium and   ________________________________________________
heavy truck production fell | 1ST QTR SALES   |  1995  |   1996  |  % CHANGE |
below 1995's record build   |   BY  REGION    |        |         |           |
levels. The 17-day strike   |_________________|________|_________|___________|
at General Motors (Dana's | North America | 1,572 | 1,530 | -3% | third-largest customer) |_________________|________|_________|___________|
also impacted sales as      |   Europe        |   197  |    285  |    45%    |
certain Dana operations     |_________________|________|_________|___________|
closed for a short period | South America | 113 | 113 | -0% | during the quarter. These |_________________|________|_________|___________|
decreases were partially | Asia Pacific | 42 | 45 | 7% | offset as sales to the |_________________|________|_________|___________|
U.S. OE light truck/sport utility vehicle market increased 4% over an exceptional 1995 first quarter due to unit volume increases.

     The Company reported a record first quarter profit of $79, a 33% increase over 1995 (which included an $18 after tax non-operating charge for translation losses incurred as a result of the devaluation of the Mexican peso).

     Revenue from lease financing and other income increased $16 in the first quarter 1996. Lease related revenue was up $8, primarily due to higher average asset levels at DCC. Gains on sales of fixed assets and investments contributed $5 of the increase.

     Dana's gross margin for the first quarter was 15.0%, compared to 15.1% for 1995. The overall margins of U.S. operations increased slightly in 1996, while those of international operations were lower, principally due to the Company's operations in South America.

     Selling, general and administrative expenses (S,G&A) increased $19 or 12% in 1996. The increase is primarily due to newly acquired operations, higher DCC expenses due to increased asset levels, increased costs associated with the re-engineering of information systems and certain one-time corporate office charges.

     Interest expense increased $5, as the financing of capital expenditures, lease financing assets, acquisitions and working capital needs resulted in higher average debt levels.

     The effective tax rate for the first quarter of 1996 was 39% compared to 41% in 1995. The U.S. state and local effective rate was lower in 1996, as was the rate for the Company's Brazilian operations.

     Equity in earnings (losses) of affiliates increased $17 in 1996, primarily due to the $18 charge against earnings for the devaluation of the Mexican peso in 1995.

- -------

Results of Operations (First Quarter 1996 vs First Quarter 1995)
- ----------------------------------------------------------------

(in Millions)

     Production of U.S. light trucks and sport utility vehicles in 1996 are expected to continue their current trend of performing at close to 1995's levels. U.S. medium and heavy truck production is anticipated to be below 1995 levels. The U.S. vehicular parts aftermarket is forecast to be slightly stronger than in 1995. Overall, Dana's U.S. sales for the first half of 1996 are anticipated to be about equal to 1995. International sales are expected to increase as the Company continues to implement its global growth strategy through select acquisitions and expansion of its core products worldwide.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
- -------

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

         Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is a party to the following such proceedings, all of which have been reported previously:

         1. IN THE MATTER OF DANA CORPORATION-VICTOR PRODUCTS DIVISION AND BRC RUBBER GROUP. In an administrative proceeding commenced in 1990, the United States Environmental Protection Agency, Region 5 ("USEPA 5") alleged that the Company's former plant in Churubusco, Indiana (which ceased operations in 1983) had violated the federal Resource Conservation and Recovery Act ("RCRA") by failing to submit a closure plan and financial assurances as a RCRA-regulated storage facility and by failing to notify the subsequent plant owner of the alleged RCRA status of the storage facility. USEPA 5 sought a RCRA closure of the storage facility and the recovery of civil penalties of approximately $132,000. Following settlement negotiations with USEPA 5, the Company paid a civil penalty of $80,000 in March, 1996, terminating the administrative proceeding. The Company has proposed a soil sampling plan to determine the extent of contamination, if any, at the facility, and expects sampling to commence in the next several months.

         2. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In 1994, the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations included, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plant's Contingency Plan. In the Compliance Order, USEPA 6 sought civil penalties of $576,640. Following negotiations, the Company and USEPA 6 reached an agreement to settle this case. Under the agreement, the Company will pay a civil penalty of $124,550 within the next few months.

         As previously reported, the Company is also a defendant in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION. In this suit, the Department of Justice, on behalf of the United States, sued the Company, Warner Electric Brake and Clutch Company, Inc.("Warner Electric"), and Beaver Precision Products,
Inc. ("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on U.S. government contracts or subcontracts awarded to Beaver in the late 1970s and the 1980s. In 1995,

- ------

Dana and the Department of Justice settled all claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and the Company paid the government $19.5 million, which included payment for the government's alleged damages, interest, and costs of investigation and litigation. The Company reached a tentative agreement with the Department of Justice to settle the remaining litigation claims. Based on this agreement, the amount of $9.9 ($5.8 after-tax) was charged to expense in the fourth quarter of 1995. The tentative settlement is subject to further governmental approvals. Discussions about various issues relating to the settlement are continuing.

ITEM 2.  CHANGES IN SECURITIES.
- ------

     On April 15, 1996, the Board of Directors of the Company renewed the Company's Rights Plan by declaring a dividend of one Preferred Share Purchase Right on each outstanding share of the Company's Common Stock, $1 par value, to be distributed to shareholders of record as of the close of business on July 25, 1996. The Rights will replace the Company's currently outstanding Preferred Share Purchase Rights, which expire on that date.

     The Rights will be triggered and exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer which, if completed, would result in that person or group owning 15% or more of the Common Stock.

     Each Right will entitle its holder to buy 1/1000th of a share of the Company's Series A Junior Participating Preferred Stock, no par value, at an exercise price of $110.

     If triggered, the Rights will entitle the holders (except the acquiring person or group) to buy that number of shares of the Company's Common Stock having a market value of twice the exercise price of the Rights at the time of the triggering acquisition. In addition, if another company were to merge or otherwise combine with the Company or purchase 50% or more of the Company's assets or earning power, then the outstanding Rights would entitle the holders (except the acquiring company) to buy that number of shares of the acquiring company's common stock having a market value of twice the exercise price of the Rights at the time of the triggering event.

     At any time after a person or group acquires 15% or more, but less than 50%, of the Company's Common Stock, the Company's Board may, at its discretion, exchange each outstanding Right (except those owned by the acquiring person or group) for either one share of Common Stock or 1/1000th of a share of the Series A Junior Participating Preferred Stock.

     The Board may redeem the Rights at the price of $.01 each at any time before any person or group acquires 15% of the Company's Common Stock.

     The Rights will expire on July 25, 2006, if not exercised, exchanged or redeemed before then.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------

The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on April 3, 1996:

1. Election of Directors. The following were elected to serve as Directors of the Company until the next annual meeting of stockholders or until their successors are elected:

                                         Votes For                              Votes Withheld
                                         ---------                              --------------

B. F. Bailar                             86,206,900                                276,312
E. M. Carpenter                          86,182,598                                300,614
E. Clark                                 86,211,192                                272,020
G. H. Hiner                              86,199,451                                283,761
M. R. Marks                              86,211,154                                272,058
S. J. Morcott                            86,205,121                                278,091
J. D. Stevenson                          85,180,354                              1,302,858
T. B. Sumner, Jr.                        86,190,449                                292,763

2. Ratification of Price Waterhouse: The Board's selection of Price Waterhouse LLP as Dana's independent auditors for fiscal year 1996 was ratified. There were 86,210,270 votes ratifying the selection of Price Waterhouse; 71,918 votes against; 201,024 abstentions; and no broker nonvotes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------

          a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report


          b)          Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         DANA CORPORATION


Date:  May 3, 1996                     /s/ James E. Ayers
                                      -------------------------
                                      James E. Ayers
                                      Chief Financial Officer

                                      Duly Authorized Officer and
                                      Principal Financial Officer.

                                  EXHIBIT INDEX
                                  -------------



Exhibit
- -------

   3-B             By-Laws of Registrant, effective April 15, 1996

   4-B             Rights Agreement, dated as of April 25, 1996, between
                   Registrant and Chemical Mellon Shareholder Services, L.L.C.,
                   Rights Agent (filed by reference to Exhibit 1 to Registrant's
                   Form 8-A, filed May 1, 1996)


 27                Financial Data Schedule