Form 10-Q
period 1996-06-30
DANA CORP
filed 1996-08-08
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]             Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                            Commission
For the Quarterly Period Ended June 30.1996                 File Number 1-1063
                               ------------                             ------


                                Dana Corporation
- ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Virginia                                    34-4361040
- ----------------------------------------    ----------------------------------
     (State or other jurisdiction                    (IRS Employer
   of incorporation or organization)             Identification Number)

   4500 Dorr Street, Toledo, Ohio                         43615
- ----------------------------------------    ----------------------------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (419) 535-4500
               -------------------------------------------------
              (Registrants telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X   No
                                       ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at June 30.1996
        --------------------------            ---------------------------
        Common stock, $1 par value                     101,719,719

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

Part I. Financial Information

     Item 1.   Financial Statements

               Condensed Balance Sheet
                 December 31, 1995 and
                 June 30,1996                                         3

               Statement of Income
                 Three Months and Six Months Ended
                 June 30,1995 and 1996                                4

               Condensed Statement of Cash Flows
                 Six Months Ended
                 June 30,1995 and 1996                                5

               Notes to Condensed Financial Statements                6

     Item 2.   Managemenfs Discussion and Analysis
               of Financial Condition and Results
               of Operations                                       7-11


Part II. Other Information

     Item 1.   Legal Proceedings                                     12

     Item 2.   Exhibits and Reports on Form 8-K                      13

Signature                                                            14

Exhibit Index                                                        15


                         PART I. FINANCIAL INFORMATION

ITEM 1.                        DANA CORPORATION
- -------
                       CONDENSED BALANCE SHEET (Unaudited)
                                  (in Millions)


        Assets                       December 31, 1995   June 30, 1996
        ------                       -----------------   -------------
Cash and Cash Equivalents                   $     66.6     $     54.7
Accounts Receivable, Net                       1,081.6        1,201.2
Inventories
 Raw Materials                                   230.1          202.0
 Work in Process and Finished Goods              644.7          634.8
Lease Financing                                1,004.9        1,056.3
Investments and Other Assets                   1,016.7        1,000.9
Property, Plant and Equipment                  3,337.3        3,448.8
Less: Accumulated Depreciation                 1,687.8        1,735.7
                                               -------        -------
        Total Assets                        $  5,694.1     $  5,863.0
                                               =======        =======

Liabilities and Shareholders' Equity
- ------------------------------------

Accounts Payable and Other Liabilities      $  1,173.0     $  1,214.3
Short-Term Debt                                  791.4          769.1
Long-Term Debt                                 1,315.1        1,343.7
Deferred Employee Benefits                     1,096.2        1,091.6
Minority Interest                                153.8          165.0
Shareholders' Equity                           1,164.6        1,279.3
                                               -------        -------
      Total Liabilities and
        Shareholders' Equity                $  5,694.1     $  5,863.0
                                               =======        =======

- -------
                                DANA CORPORATION

                        STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)

                                       Three Months Ended June 30      Six Months Ended June 30
                                       --------------------------      ------------------------
                                             1995        1996           1995            1996
                                             ----        ----           ----            ----

Net Sales                                $ 1,968.8    $ 2,020.5      $ 3,893.2         $ 3,993.2
Revenue from Lease Financing
 and Other Income                             47.0         49.0           94.6             112.5
                                           -------      -------        -------           -------

                                           2,015.8      2,069.5        3,987.8           4,105.7
                                           -------      -------        -------           -------

Cost of Sales                              1,654.2      1,700.0        3,288.4           3,377.3
Selling, General and
 Administrative Expenses                     173.1        190.2          336.0             372.0
Interest Expense                              36.0         37.0           69.1              75.5
                                           -------      -------        -------           -------

                                           1,863.3      1,927.2        3,693.5           3,824.8
                                           -------      -------        -------           -------

Income Before Income Taxes                   152.5        142.3          294.3             280.9
Estimated Taxes on Income                    (58.0)       (49.4)        (116.5)           (103.4)
Minority Interest                            (11.0)        (7.0)         (20.4)            (15.0)
Equity in Earnings of Affiliates               5.6          5.6           (9.1)              7.7
                                           -------      -------        -------           -------

Net Income                               $    89.1    $    91.5      $   148.3         $   170.2
                                           =======      =======        =======           =======
Net Income Per Common Share              $     .88    $     .90      $    1.47         $    1.68
                                           =======      =======        =======           =======

Dividends Declared and Paid per
 Common Share                            $     .23    $     .25      $     .44         $     .48
Average Number of Shares Outstanding         101.2        101.6          101.2             101.6

- -------

                                DANA CORPORATION

                 CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                 (in Millions)

                                                 Six Months Ended June 30
                                                 ------------------------

                                                       1995      1996
                                                       ----      ----
Net Income                                          $  148.3  $  170.2
Depreciation and Amortization                          114.9     131.0
Working Capital Change and Other                      (184.4)    (14.1)
                                                      -------    -----
    Net Cash Flows from Operating Activities            78.8     287.1
                                                      -------    -----

Purchases of Property, Plant and Equipment            (168.2)   (160.5)
Purchases of Assets to be Leased                      (168.8)   (206.0)
Payments Received on Leases and Loans                  124.6     150.2
Purchase of Minority Interest of Hayes-Dana, Inc.      (92.4)
Other                                                   35.0     (26.3)
                                                      -------    -----
    Net Cash Flows-Investing Activities               (269.8)   (242.6)
                                                      -------    -----

Net Change in Short-Term Debt                          104.5     (28.2)
Proceeds from Long-Term Debt                           270.3     220.4
Payments on Long-Term Debt                            (175.5)   (203.0)
Dividends Paid                                         (44.5)    (48.8)
Other                                                    1.7       3.2
                                                      -------    -----
    Net Cash Flows-Financing Activities                156.5     (56.4)
                                                      -------    -----

    Net Change in Cash and Cash Equivalents            (34.5)    (11.9)
    Cash and Cash Equivalents-beginning of year        112.2      66.6
                                                      -------    -----
    Cash and Cash Equivalents-end of period         $   77.7  $   54.7
                                                      =======    =====

- ------

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included.

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Dana Credit Corporation (DCC), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholders equity of this subsidiary (unaudited):

                              DANA CREDIT CORPORATION
                              -----------------------

                   Three Months Ended June 30      Six Months Ended June 30
                   --------------------------      ------------------------
                        1995       1996                 1995       1996
                        ----       ----                 ----       ----
        Revenue       $ 52.0     $ 58.2               $ 93.6     $118.2
        Net Income       6.4        8.4                 11.3       15.9

                           December 31. 1995      June 30, 1996
                           -----------------      -------------
        Total Assets           $1,386.7              $1,495.6
        Total Liabilities       1,282.1               1,380.7
                                -------               -------

        Shareholders Equity    $  104.6              $  114.9
                                =======               =======

3. In the first quarter of 1995, Dana recorded a non-operating charge of approximately $18 (17 cents per share) for its proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso.

4. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana, Inc. that it did not own. At June 30,1995, Dana had increased its ownership in Hayes-Dana from 57 percent to 100 percent.

lTEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
- -------------------------------

(in Millions)

  --------------------------------
        Capital Expenditures
  --------------------------------
        Six Months      Year Ended
        Ended June 30   December31
  --------------------------------
  1994   $128             337
  --------------------------------
  1995    168             410
  --------------------------------
  1996    161             330*
  --------------------------------

                        *Projected

                    Capital Expenditures for Dana Corporation and its
               consolidated subsidiaries (Dana) year-to-date 1996 were $7 lower than for the same period in 1995 end are projected to be approximately $80 lower for the year than the record $410 spent in 1995. The $330 projected for 1996 is about equal to 1994's expenditures.

     Dana supplements internal cash flow with the issuance of short and long-term debt. As a result of strong operating cash flows, Dana's consolidated debt increased only $6 over 1995's year end position. Dana's, excluding Dana Credit Corporation's (DCC's), total debt increased $12 over 1995's year end level while DCC's decreased $6.

                                      ------------------------------
                                      Cash Flows From Operations For
                                        Six Months Ended June 30
                                      ------------------------------
                                            1994          $144
                                      ------------------------------
                                            1995            79
                                      ------------------------------
                                            1996           287
                                      ------------------------------

     Dana's consolidated short-term debt decreased $22 since December 31, 1995, with Dana's, excluding DCC's, increasing $21 and DCC's decreasing $43. Dana's, excluding DCC's, borrowing lines totaled $1.4 billion at June 30, with outstanding short-term borrowings of $355. DCC's lines were in excess of $800, with outstanding short-term borrowings of $414.

     Consolidated long-term debt of the Company increased $28 since year end 1995; Dana, excluding DCC, decreased its debt $9: and DCC increased its debt $37.

     The Company anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet Dana's funding requirements for 1996.

- ---------------------------------------------------

(in Millions)

     Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of June 30,1996 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities is likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At June 30,1996, the Company's accruals were $73 for product liability costs (products) and $53 for environmental liability costs (environmental), compared to $73 for products and $49 for environmental at December 31,1995. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $4 for products and $4 for environmental at June 30,1996, compared to $4 for products and $3 for environmental at December 31, 1995. Probable recoveries of $53 for products and $10 for environmental from insurance or third parties have been recorded as assets at June 30,1996, compared to $43 for products and $10 for environmental at December 31,1995.

     In May 1996, the Company settled all remaining claims in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION, without any finding of liability or admission
- ---------------------------------
of wrongdoing by Dana. In this suit, the Department of Justice, on behalf of the United States, had sued the Company, Warner Electric Brake and Clutch Company, Inc. and Beaver Precision Products, Inc. ("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on U.S. government contracts or subcontracts awarded to Beaver in the late 1970s and the 1980s. In 1995, Dana and the Department of Justice settled the claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and the Company paid the government $19.5, which included payment for the government's alleged damages, interest, and costs of investigation and litigation with respect to those claims. A tentative settlement relating to the remaining claims was reached in the fourth quarter of 1995 and final settlement was made in May 1996. Under terms of this settlement, the Company paid the government $10.175, which included payment for alleged damages, interest and cost of investigation and litigation with respect to those claims. The company had accrued for this settlement in the fourth quarter of 1995 and the payment did not have a material adverse effect on its liquidity and financial condition.

- -------
Results of Operations (Second Quarter 1996 vs Second Quarter 1995)
- -------------------------------------------------------------------

(in Millions)

     Dana's worldwide quarterly sales topped the two billion dollar plateau for the first time in the second quarter and exceeded 1995's second quarter by 3%. Worldwide unit volume increases of light trucks and sport utility vehicles and sales from recent acquisitions helped offset weakened U.S. demand for heavy trucks.

                                   ----------------------------------------
                                            Second Quarter Sales
                                   ----------------------------------------
                                                                        %
                                                      1995     1996  Change
                                   ----------------------------------------
                                   U.S.             $1,439   $1,454      1
                                   ----------------------------------------
                                   International       530      566      7
                                   ----------------------------------------
                                   Total            $1,969   $2,020      3
                                   ----------------------------------------

- -------------------------------------------
     Second Quarter Sales By Region
- -------------------------------------------
                                        %
Region             1995     1996     Change
- -------------------------------------------
North America    $1,556   $1,554        --
- -------------------------------------------
Europe              230      269        17
- -------------------------------------------
South America       132      150        14
- -------------------------------------------
Asia Pacific         51       47        (8)
- -------------------------------------------

                         Sales from Dana's international operations increased 7%
                    over 1995, primarily due to the contribution of recent acquisitions in Europe and South America. U.S. sales increased 1%, as light truck and sport utility vehicle sales rose 5% over a record 1995 second quarter, while sales to the heavy truck market decreased 15%. The Company's worldwide aftermarket sales increased 4%, 5% internationally and 3% in the U.S.

     The Company reported a profit of $91, the highest for any quarter in Dana's history, which represents an increase of 3% over 1995's second quarter results.

     Revenue from lease financing and other income increased $2 over second quarter 1995 as higher lease income resulted from higher DCC average asset levels.

     Dana's gross margin for the second quarter was 15.9%, comparable to 16.0% for 1995's second quarter. U.S. margins were improved over 1995 while those of international operations were lower, principally due to the Company's operations in South America.

     Selling, general and administrative expenses (S,G&A) increased $17 or 10%in 1996, in part due to newly acquired operations.

     Dana's second quarter 1996 effective tax rate was 35% compared to 38% for 1995's second quarter. The U.S. state and local rate was lower in 1996, as was the rate of the Company's Brazilian operations. Additionally, the rate was marginally lower due to utilization of some capital loss carry-forwards during the second quarter in 1996.

     Minority interest in net income of subsidiaries decreased $4, primarily due to the lower earnings recorded by Dana's majority-owned affiliates in Brazil and Taiwan.

- -------
Results of Operations (Six Months 1996 vs Six Months 1995)
- ----------------------------------------------------------

(in Millions)

- ----------------------------------
Sales For Six Months Ended June 30
- ----------------------------------
                              %
              1995   1996   Change
- ----------------------------------
U.S.          $2,897  $2,889    --
- ----------------------------------
International    996   1,104    11
- ----------------------------------
Total         $3,893  $3 993     3
- ----------------------------------

     Dana's worldwide sales for the first six 1996 totaled $3,993, an increase of 3% over the same period in 1995. This growth was primarily the result of U.S. light truck and sport utility unit volume increases and sales from recent acquisitions, offsetting weakened U.S. demand for heavy trucks.

     Sales from Dana's international operations increased 11% over 1995, primarily due to the contribution of recent acquisitions in Europe and South America. U.S. sales were level with 1995, as the light truck and sport utility vehicle increase of 5% was offset by a decrease of 12% in sales to the heavy truck market. Dana's worldwide aftermarket sales increased 3% over 1995, 6% internationally and 1% in the U.S.


     The Company reported profits of $170 for the first six months of 1996, a 15% increase over 1995's results for the same period. The earnings for 1995 included an $18 after tax non-operating charge for translation losses incurred as result of the devaluation of the Mexican peso.


                                        ---------------------------------------
                                        Sales By Region For Six Months Ended
                                                       June 30
                                        ---------------------------------------
                                                                           %
                                        Region          1995    1996    Change
                                        ---------------------------------------
                                        North America  $3,129  $3,083    (1)
                                        ---------------------------------------
                                        Europe            427     555    30
                                        ---------------------------------------
                                        South America     244     263     8
                                        ---------------------------------------
                                        Asia Pacific       93      92    (1)
                                        ---------------------------------------


     Revenue from lease financing and other income increased $18 in 1996. DCC'S lease-related revenue increased $11 due to higher average asset levels while sales of fixed assets and investments within Dana's manufacturing operations also contributed to the increase.

     Dana's gross margin for the first six months of 1996 was 15.4%, comparable to 15.5% for 1995. U.S. margins were improved over 1995 while those of international operations were lower, principally due to the Company's operations in South America.

     S,G&A increased $36 or 11% in 1996. The increase is due in part to the newly acquired operations.

     Interest expense increased $5, as the financing of capital expenditures, lease financing assets, acquisitions and working capital needs resulted in higher average debt levels, particularly in the first quarter.

     Dana's effective tax rate for the first half of 1996 was 37% compared to 40% for 1995's first six months. The U.S. state and local rate was lower in 1996, as was the rate of the Company's Brazilian operations. Additionally, the rate is marginally lower due to utilization of some capital loss carry-forwards during the second quarter in 1996.

     Minority interest in net income of subsidiaries decreased $5, primarily due to the lower earnings recorded by Dana's majority owned affiliates in Brazil and Taiwan.

- -------
Results of Operations (Six Months 1996 vs Six Months 1995)
- ----------------------------------------------------------

     Equity in earnings of affiliates was higher in 1996 than 1995, due to the devaluation of the Mexican peso, which resulted in a charge against earnings in the first quarter of 1995.

     Third quarter 1996 production schedules of U.S. light truck and sport utility vehicles remain strong with the full year expected to approximate 1995's record levels. Based upon assessment of lower demand and more than adequate inventory levels, U.S. heavy truck production is anticipated to remain depressed in the second half of 1996. Dana's U.S. aftermarket sales for the balance of the year are expected to be at, or slightly above, 1995's sales. Based on these trends, total U.S. sales are anticipated to be about equal to 1995's. Global expansion of core products such as axles, driveshafts, gaskets, and filters are expected to produce more rapid sales growth in other regions of the world and this should allow Dana's overall growth to continue during the second half of 1996.

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

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is currently a party to one such proceeding, which has been reported previously;

     1. IN THE MATTER OF DANA CORPORATION, BOSTON WEATHERHEAD DIVISION. In 1994,
        --------------------------------------------------------------
the United States Environmental Protection Agency, Region 6 ("USEPA 6") issued an administrative Complaint, Compliance Order and Notice of Opportunity for Hearing to the Company in connection with alleged violations of the federal Resource Conservation and Recovery Act ("RCRA") by the Company's plant in Vinita, Oklahoma. The alleged violations included, among others, the plant's failure to manage and maintain hazardous waste containers, tanks and tank systems in accordance with RCRA requirements and record keeping violations in connection with the plants Contingency Plan. In the Compliance Order, USEPA 6 sought civil penalties of $576,640. Following negotiations, the Company and USEPA 6 reached an agreement to settle this case in the first quarter of 1996. In the second quarter, the settlement was finalized and on May 20,1996, the Company paid a civil penalty of $124,550.

     In May 1996, the Company settled all remaining claims in the 1992 lawsuit, UNITED STATES V. DANA CORPORATION, without any finding of liability or admission
- ---------------------------------
of wrongdoing by Dana. In this suit, the Department of Justice, on behalf of the United States, had sued the Company, Warner Electric Brake and Clutch Company, Inc., and Beaver Precision Products, lnc.("Beaver"), in the U.S. District Court, Eastern District of Michigan under the federal False Claims Act and various common law theories. The complaint alleged overcharging on U.S. government contracts or subcontracts awarded to Beaver in the late 1970s and the 1980s. In 1995, Dana and the Department of Justice settled the claims relating to 16 government contracts included in the complaint without any finding of liability or admission of wrongdoing by Dana, and the Company paid the government $19.5 million, which included payment for the governments alleged damages, interest, and costs of investigation and litigation with respect to those claims. A tentative settlement relating to the remaining claims was reached in the fourth quarter of 1995 and finalized on May 31, 1996. Under terms of this settlement, the Company paid the government $10.175 million which included payment for alleged damages, interest and cost of investigation and litigation with respect to those claims.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- -------

     a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report


     b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     DANA CORPORATION

Date: August 8, 1996               /s/ James E. Ayers
- ---------------------              ---------------------------
                                   James E. Ayers
                                   Chief Financial Officer


                                   Duly Authorized Officer and
                                   Principal Financial Officer.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
- -------


10-K    Supplemental Benefits Plan, amended effective January 1,1996

27      Financial Data Schedule