Form 10-Q
period 1996-09-30
DANA CORP
filed 1996-11-01
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                           Commission
For the Quarterly Period Ended September 30, 1996          File Number 1-1063
                               ------------------                     -------



                                Dana Corporation
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



           Virginia                                           34-4361040
           --------                                           ----------
 (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                        Identification Number)

    4500 Dorr Street, Toledo, Ohio                               43615
    ------------------------------                               -----
(Address of Principal Executive Offices)                       (Zip Code)

                                 (419)535-4500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                    Outstanding at September 30, 1996
              -----                    ---------------------------------
    Common stock of $1 par value                 101,792,904

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

Part I. Financial Information

                  Item 1.  Financial Statements

                           Condensed Balance Sheet
                                December 31, 1995 and
                                September 30, 1996                    3

                           Statement of Income
                                Three Months and Nine Months Ended
                                September 30, 1995 and 1996           4

                           Condensed Statement of Cash Flows
                                Nine Months Ended
                                September 30, 1995 and 1996           5

                           Notes to Condensed Financial Statements    6

                  Item 2.  Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                          7-11


Part II.  Other Information

                  Item 1. Legal Proceedings                         12

                  Item 2.  Exhibits and Reports on Form 8-K         13


Signature                                                           14

Exhibit Index                                                       15

                          PART I. FINANCIAL INFORMATION



ITEM 1.                             DANA CORPORATION
-------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)


Assets                                                December 31    September 30
------
                                                         1995           1996
                                                         ----           ----
Cash and Cash Equivalents                            $      66.6      $    116.5
Accounts Receivable, Net                                 1,081.6         1,160.2
Inventories
     Raw Materials                                         230.1           223.3
     Work in Process and Finished Goods                    644.7           686.7
Lease Financing                                          1,004.9         1,082.7
Investments and Other Assets                             1,016.7           971.7
Property, Plant and Equipment                            3,337.3         3,539.8
Less:  Accumulated Depreciation                          1,687.8         1,789.8
                                                        --------         -------

Total Assets
                                                       $ 5,694.1       $ 5,991.1
                                                      ==========     ===========



Liabilities and Shareholders' Equity
------------------------------------

Accounts Payable and Other Liabilities                $  1,173.0      $  1,199.7
Short-Term Debt                                            791.4           841.0
Long-Term Debt                                           1,315.1         1,364.9
Deferred Employee Benefits                               1,096.2         1,096.2
Minority Interest                                          153.8           171.1
Shareholders' Equity                                     1,164.6         1,318.2
                                                       ---------         -------

                  Total Liabilities and
                           Shareholders' Equity       $  5,694.1       $ 5,991.1
                                                      ==========       =========

-------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                Three Months Ended         Nine Months Ended
                                                ------------------         -----------------
                                                   September 30               September 30
                                                   ------------               ------------

                                                  1995         1996         1995        1996
                                                  ----         ----         ----        ----

Net Sales                                   $   1,727.1  $   1,815.8  $   5,620.3  $   5,809.0
Revenue from Lease Financing
  and Other Income                                 42.0         48.7        136.6        161.2
                                              ---------    ---------    ---------    ---------

                                                1,769.1      1,864.5      5,756.9      5,970.2
                                              ---------    ---------    ---------    ---------

Cost of Sales                                   1,458.5      1,536.0      4,746.9      4,913.3
Selling, General and
  Administrative Expenses                         169.9        179.5        505.9        551.5
Interest Expense                                   38.4         40.9        107.5        116.4
                                              ---------    ---------    ---------    ---------

                                                1,666.8      1,756.4      5,360.3      5,581.2
                                              ---------    ---------    ---------    ---------

Income Before Income Taxes                        102.3        108.1        396.6        389.0
Estimated Taxes on Income                         (38.0)       (36.4)      (154.5)      (139.8)
Minority Interest                                  (7.2)       (10.1)       (27.6)       (25.1)
Equity in Earnings/(Losses) of Affiliates           3.8          3.6         (5.3)        11.3
                                              ---------    ---------    ---------    ---------


Net Income                                  $      60.9  $      65.2  $     209.2  $     235.4
                                              =========    =========    =========    =========

Net Income Per Common Share                 $       .60  $       .64  $      2.07  $      2.32
                                              =========    =========    =========    =========


Dividends Declared and Paid per
  Common Share                              $       .23  $       .25  $       .67  $       .73

Average Number of Shares Outstanding              101.3        101.7        101.3        101.7

-------

                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)



                                                                          Nine Months Ended September 30
                                                                          ------------------------------

                                                                         1995                          1996
                                                                         ----                          ----

Net Income                                                              $209.2                      $ 235.4
Depreciation and Amortization                                            174.8                        203.8
Working Capital Change and Other                                        (179.8)                        (3.5)
                                                                       -------                   ----------
          Net Cash Flows from Operating Activities                       204.2                        435.7
                                                                       -------                   ----------


Purchases of Property, Plant and Equipment                              (230.3)                      (267.0)
Purchases of Assets to be Leased                                        (302.6)                      (296.9)
Payments Received on Leases and Loans                                    205.2                        212.9
Purchase of Minority Interest of Hayes-Dana Inc.                         (92.4)
Other                                                                     47.7                        (34.8)
                                                                      --------                   ----------
          Net Cash Flows-Investing Activities                           (372.4)                      (385.8)
                                                                      --------                   ----------


Net Change in Short-Term Debt                                             93.9                         41.8
Proceeds from Long-Term Debt                                             327.4                        347.5
Payments on Long-Term Debt                                              (223.0)                      (319.5)
Dividends Paid                                                           (68.0)                       (74.2)
Other                                                                      3.9                          4.4
                                                                      ---------                  ----------
          Net Cash Flows-Financing Activities                            134.2                            -
                                                                      ---------                  ----------
          Net Change in Cash and Cash Equivalents                        (34.0)                        49.9
          Cash and Cash Equivalents-beginning of year                    112.2                         66.6
                                                                      --------                   ----------
          Cash and Cash Equivalents-end of period                     $   78.2                     $  116.5
                                                                      ========                     ========

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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Dana Credit Corporation (DCC), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                                                               DANA CREDIT CORPORATION
                                                               -----------------------

                                              Three Months Ended                        Nine Months Ended
                                              ------------------                        -----------------
                                                 September 30                              September 30
                                                 ------------                              ------------

                                             1995               1996                 1995                1996
                                             ----               ----                 ----                ----

                  Revenue                 $   48.0             $ 56.1              $ 141.6             $ 174.3
                  Net Income                   5.0                6.7                 16.3                22.6

                                                December 31, 1995              September 30, 1996
                                                -----------------              ------------------

                  Total Assets                       $ 1,386.7                        $1,536.0
                  Total Liabilities                    1,282.1                         1,418.7
                                                     ---------                        --------

                  Shareholder's Equity               $   104.6                        $  117.3
                                                     =========                        ========


3. In the first quarter of 1995, Dana recorded a non-operating charge of approximately $18 (17 cents per share) for its proportionate share of translation losses incurred by its Mexican affiliate, Spicer S.A. de C.V., due to the devaluation of the Mexican peso.

4. In the first quarter of 1995, Dana made a tender offer for all of the outstanding shares of Hayes-Dana Inc. that it did not own. During the second quarter of 1995, Dana increased its ownership in Hayes-Dana Inc. from 57 percent to 100 percent, based on the tender offer.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

--------------------------------------------------------------
                    CAPITAL EXPENDITURES
--------------------------------------------------------------
               NINE MONTHS             YEAR
               ENDED                   ENDED
               SEPTEMBER 30            DECEMBER 31
-------------- ----------------------- -----------------------
    1994                $216                    $337
-------------- ----------------------- -----------------------
    1995                 230                     410
-------------- ----------------------- -----------------------
    1996                 267                     360*
-------------- ----------------------- -----------------------

                                                 *Projected


Capital expenditures for Dana Corporation and its consolidated subsidiaries (Dana or the Company) year-to-date for 1996 were $37 higher than for the same period in 1995 and are projected to be approximately $50 lower for the year than the record $410 spent in 1995.


--------------------------------------------
         CASH FLOWS FROM OPERATIONS
           FOR NINE MONTHS ENDED
               SEPTEMBER 30
--------------------------------------------
           1994                   $294
--------------------------- ----------------
           1995                    204
--------------------------- ----------------
           1996                    436
--------------------------- ----------------

     Cash flow from operations in 1996 increased $232 over last year. Due to the pace of strong sales growth in 1995, approximately $180 of cash flow was required for additional working capital needs to support the increased business. As a result of the reduction in the sales growth rate in 1996 and the Company's emphasis on asset utilization, working capital has remained relatively constant.

     The Company supplements internal cash flow with the issuance of short-term and long-term debt. Dana's consolidated debt increased $99 over 1995's year end position. Dana's total debt, excluding Dana Credit Corporation (DCC), increased $86 over 1995's year end level, in part due to the financing of capital expenditures and acquisitions, while DCC's debt increased $13. .

     Dana's consolidated short-term debt increased $49 since December 31, 1995. Dana's debt, excluding DCC, increased $45 and DCC's debt increased $4. Dana's borrowing lines, excluding DCC, totaled $1.4 billion at September 30, with outstanding short-term borrowings against these lines of $380. DCC's lines were in excess of $840, with total outstanding short-term borrowings of $461.


     Consolidated long-term debt of the Company increased $50 since year end 1995; Dana, excluding DCC, increased its debt $41 and DCC increased its debt $9.

     The Company anticipates that net cash flows from operating activities, along with currently available financing sources, will be sufficient to meet Dana's funding requirements for 1996.

----------------------------------------------------

(in Millions)

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of September 30, 1996 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities is likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At September 30, 1996, the Company's accruals were $73 for product liability costs (products) and $56 for environmental liability costs (environmental), compared to $73 for products and $49 for environmental at December 31, 1995. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $4 for products and $2 for environmental at September 30, 1996, compared to $4 for products and $3 for environmental at December 31, 1995. Probable recoveries of $42 for products and $16 for environmental from insurance or third parties have been recorded as assets at September 30, 1996, compared to $43 for products and $10 for environmental at December 31, 1995.

-------

Results of Operations (Third Quarter 1996 vs Third Quarter 1995)
----------------------------------------------------------------

(in Millions)

----------------------------------------------------------
                    THIRD QUARTER SALES
----------------------------------------------------------
                                                   %
                        1995        1996        CHANGE
-------------------- ----------- ------------ ------------
 U.S.                 $1,242       $1,283            3
-------------------- ----------- ------------ ------------
 International           485          533           10
-------------------- ----------- ------------ ------------
 Total                $1,727       $1,816            5
-------------------- ----------- ------------ ------------

         Dana's worldwide sales for the third quarter of 1996 exceeded sales in the same period in 1995 by 5% and were the highest of any third quarter in the Company's history. Worldwide unit volume increases of light trucks and sport utility vehicles and sales from recent acquisitions helped offset weak U.S. demand for heavy trucks.


-------------------------------------------------------------
               THIRD QUARTER SALES BY REGION
-------------------------------------------------------------
                                                     %
       REGION             1995         1996        CHANGE
---------------------- ----------- ------------ -------------
 North America           $1,345       $1,360         1
---------------------- ----------- ------------ -------------
 Europe                     209          255        22
---------------------- ----------- ------------ -------------
 South America              122          153        25
---------------------- ----------- ------------ -------------
 Asia Pacific                51           48        (6)
---------------------- ----------- ------------ -------------

Sales from Dana's international operations increased 10% over 1995, due to the contribution of recent acquisitions in Europe and South America. U.S. sales increased 3%, as light truck and sport utility vehicle component sales rose 17% over a record 1995 third quarter, while sales of heavy truck OE parts decreased 22%, reflecting strong production cuts by Dana's customers. Mobile off-highway OE sales increased 13%, indicating higher demand from Dana's agricultural and construction machinery customers. Industrial OE component sales, the Company's smallest segment, were up 2%, primarily in the U.S. The Company's worldwide aftermarket sales increased 8% (17% internationally and 4% in the U.S.).

         The Company reported net income of $65, the highest for a third quarter in Dana's history, which represents an increase of 7% over 1995's third quarter results.

         Revenue from lease financing and other income increased $7 over third quarter 1995 as higher lease and interest income resulted from higher DCC average asset levels.

         Dana's gross margin for the third quarter was 15.4%, comparable to 15.6% for 1995's third quarter. U.S. margins in 1996 and 1995 were comparable while those of international operations were lower, principally relating to the Company's operations in Europe and Asia Pacific.

         Selling, general and administrative expenses (S,G&A) increased $10 or 6% in 1996, in part due to newly acquired operations.

         Dana's third quarter 1996 effective tax rate was 34%, compared to 37% for 1995's third quarter. The U.S. state and local rate was lower in 1996, as was the rate for the Company's Brazilian operations.

         Minority interest in net income of subsidiaries increased $3, primarily due to the higher earnings recorded by Dana's majority-owned affiliate in Brazil.

-------

Results of Operations (Nine Months 1996 vs Nine Months 1995)
------------------------------------------------------------

(in Millions)

------------------------------------------------------------
         SALES FOR NINE MONTHS ENDED SEPTEMBER 30
------------------------------------------------------------
                                                   %
                      1995         1996          CHANGE
------------------ ------------ ------------- --------------
U.S.                 $4,138       $4,173            1
------------------ ------------ ------------- --------------
International         1,482        1,636           10
------------------ ------------ ------------- --------------
Total                $5,620       $5,809            3
------------------ ------------ ------------- --------------

         Dana's worldwide sales for the first nine months of 1996 totaled $5,809, an increase of 3% over the same period in 1995. This growth was primarily the result of U.S. light truck and sport utility unit volume increases and sales from recent acquisitions, offsetting weakened U.S. demand for heavy trucks.

-----------------------------------------------------------
          SALES BY REGION FOR NINE MONTHS ENDED
                      SEPTEMBER 30
-----------------------------------------------------------
                                                   %
                         1995        1996        CHANGE
--------------------- ----------- ----------- -------------
North America           $4,473      $4,443         (1)
--------------------- ----------- ----------- -------------
Europe                     636         810         27
--------------------- ----------- ----------- -------------
South America              366         416         14
--------------------- ----------- ----------- -------------
Asia Pacific               144         140         (3)
--------------------- ----------- ----------- -------------

         Sales from Dana's international operations increased 10% over 1995, primarily due to the contribution of recent acquisitions in Europe and South America. U.S. sales were slightly higher than in 1995, as the light truck and sport utility vehicle increase of 8% was partially offset by a decrease of 15% in sales of heavy truck OE parts, reflecting production cuts from the Company's customers. Mobile off-highway OE sales were up 10%, due to volume increases from Dana's agricultural and construction machinery customers. Industrial OE component sales, Dana's smallest segment, were down 1%, primarily in the U.S. Dana's worldwide aftermarket sales increased 5% over 1995, 10% internationally and 2% in the U.S.

         The Company reported net income of $235 for the first nine months of 1996, a 13% increase over 1995's results for the same period. The earnings for 1995 included an $18 after tax non-operating charge for translation losses incurred as a result of the devaluation of the Mexican peso.

         Revenue from lease financing and other income increased $25 in 1996. DCC's lease-related revenue increased $16 due to higher average asset levels, while sales of an investment and fixed assets within Dana's manufacturing operations also contributed to the increase.

         Dana's gross margin for the first nine months of 1996 was 15.4%, comparable to 15.5% for 1995. U.S. margins were improved over 1995, while those of international operations were lower, primarily due to acquisitions and new plant start-ups.

         S,G&A increased $46 or 9% in 1996. The increase is due primarily to the newly acquired operations.

         Interest expense increased $9, as the financing of capital expenditures, lease financing assets, acquisitions and working capital needs resulted in higher average debt levels in 1996.

         Dana's effective tax rate for the first nine months of 1996 was 36%, compared to 39% for 1995's first nine months. The U.S. state and local rate was lower in 1996, as was the rate for the

-------

Results of Operations (Nine Months 1996 vs Nine Months 1995)
------------------------------------------------------------

Company's Brazilian operations. Additionally, the rate is marginally lower due to utilization of some capital loss carry-forwards during the second quarter in 1996.

         Minority interest in net income of subsidiaries decreased $3 in the first nine months of 1996. This decrease was primarily due to the purchase of the remaining 43% ownership of Hayes-Dana Inc. in 1995 and lower earnings of the Company's Taiwanese affiliate.

         Equity in earnings of affiliates was higher in 1996 than 1995, due to the devaluation of the Mexican peso, which resulted in an $18 charge against earnings in the first quarter of 1995.

         Dana's U.S. sales performance is expected to correlate with that of its major customers supplying the U.S. light and heavy truck markets. U.S. light truck and sport utility vehicle production schedules are anticipated to remain strong in the fourth quarter of 1996, with full year volumes expected to be slightly higher than 1995's record levels. U.S. heavy truck production is anticipated to remain at lower levels for the fourth quarter. Dana's U.S. sales of aftermarket (service) parts are expected to finish 1996 slightly above
1995's  sales.

         Dana's significant international expansion in the past few years is providing global sales growth of Dana's core products, such as axles, driveshafts, structural components (frames), sealing products and filtration products. South America and Europe are experiencing growth based on this expansion. Dana's consolidated sales for 1996 are expected to equal or slightly exceed 1995.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------

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

         Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------

         a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DANA CORPORATION

Date: November 1, 1996           James E. Ayers
----------------------     -----------------------
                           James E. Ayers
                           Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
-------


3-B               By-Laws of Registrant (adopted October 21, 1996)

27                Financial Data Schedule