Form 10-K
period 1996-12-31
DANA CORP
filed 1997-03-06
CIK 26780

[DANA CORP. LOGO]
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1996       Commission file number 1-1063
-------------------------------------------                              ------

                                DANA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                        34-4361040
---------------------------------------        ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

      4500 Dorr Street, Toledo Ohio                          43615
---------------------------------------        ---------------------------------
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code     (419)535-4500
                                                        ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
        Title of each class                        which registered
------------------------------------   -----------------------------------------
 Common Stock of $1 par value          New York, Pacific, London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.___

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 13, 1997, was approximately $3,261,950,300.
                                                   --------------

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 13, 1997, was 103,144,673 shares.
                       -----------

                       DOCUMENTS INCORPORATED BY REFERENCE

              Document                                        Where Incorporated
--------------------------------------------           -----------------------------
1.  Proxy Statement dated February 28, 1997               Part III (Items 10, 11,12,13)
    for Annual Meeting of Shareholders
    to be held on April 2, 1997.


                                                          Part I (Item 1)
2.  Annual Report to Shareholders                         Part II (Items 5, 6, 7, 8)
    for year ended December 31, 1996.                     Part IV (Item 14)


--------------------------------------------------------------------------------
The Exhibit Index is located at pages 24-27 of the sequential numbering system.

                                      INDEX
                                      -----

                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                                       10-K Pages
                                                                                                       ----------

Cover                                                                                                     1
Index                                                                                                     2
Part I
------
    Item 1 - Business                                                                                    3-10
    -----------------
         Geographical Areas, Markets, Customer Dependence,
         Products, Material Source and Supply, Seasonality, Backlog,
         Competition, Strategy, Patents and Trademarks, Research
         and Development, Employment, Environmental
         Compliance, Subsequent Events, and Executive Officers
         of the Registrant

    Item 2 - Properties                                                                                  11
    -------------------

    Item 3 - Legal Proceedings                                                                           11
    --------------------------

    Item 4 - Submission of Matters to a Vote of
    -------------------------------------------
         Security Holders                                                                                11
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
    --------------------------------------------------------

Part IV
-------
    Item 14 - Exhibits, Financial Statement Schedules,
    --------------------------------------------------
         and Reports on Form 8-K                                                                        14-27
         -----------------------
         (a)(1) Financial Statements
            (2) Financial Statement Schedules
            (3) Exhibits
         (b)    Reports on Form 8-K

Signatures                                                                                              28-29
----------

                                     PART I

ITEM 1 - BUSINESS
-----------------

         Dana Corporation, incorporated in 1905, is a global leader in engineering, manufacturing and marketing of products and systems for the worldwide vehicular, industrial and off-highway original equipment (OE) markets and is a major supplier to the related aftermarkets (also called "distribution," "service parts" or "replacement parts" markets). Dana also wholly owns Dana Credit Corporation (DCC), a provider of lease financing services in certain markets.

         Dana's Vehicular segment is comprised of components and parts used on light, medium and heavy trucks, sport utility vehicles, trailers, vans and automobiles. The Company's products include components for drivetrain systems, such as axles, driveshafts, clutches and transmissions; engine parts, such as gaskets and sealing systems, piston rings, and filtration products; structural components, such as vehicular frames, engine cradles and rails; chassis products, such as steering and suspension components. In 1996, sales from this segment accounted for 80% of Dana's sales.

         The Company's Industrial segment products are used in off-highway vehicle and stationary equipment applications. These products include components for industrial power transmission products, such as electrical and mechanical brakes and clutches, drives and motion control devices; fluid power systems, such as pumps, cylinders and control valves. Sales from this segment amounted to 20% of the Company's 1996 sales.

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

         "Note 16. Business Segments" at pages 34 - 36 of Dana's 1996 Annual Report is incorporated herein by reference.

GEOGRAPHICAL AREAS
------------------

         To serve its global markets, Dana has established regional operating organizations in North America, Europe, South America and Asia Pacific, each with management responsibility for its specific geographic markets. The Company's operations are located in the following twenty-nine countries:

       North America                Europe                 South America             Asia Pacific
       -------------                ------                 -------------             ------------
         Canada            Austria          Portugal         Argentina          Australia        Malaysia
         Mexico            France           Spain            Brazil             China            Singapore
         United States     Germany          Sweden           Colombia           Hong Kong        Taiwan
                           India            Switzerland      Uruguay            Japan            Thailand
                           Italy            United Kingdom   Venezuela          Korea            New Zealand
                           Netherlands

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

         Consolidated international sales were $2.2 billion, or 28% of the Company's 1996 sales. Including U.S. exports of $676 million, international sales accounted for 37% of 1996 consolidated sales. International operating income was $135 million, or 19% of consolidated 1996 operating income. In addition, there was $11 million of equity in earnings from international affiliates in 1996.

         "Business Segments" by geographic areas at page 36 of Dana's 1996 Annual Report and "Note 6. International Operations" at page 30 of Dana's 1996 Annual Report are incorporated herein by reference.

MARKETS
-------

         During the past three years, Dana's sales to Vehicular and Industrial original equipment manufacturers (OEM) and service parts markets were as follows:

                                                                                 Market Analysis by Business Segment*
                                                                                    Percentage of Consolidated Sales
                                                                                    --------------------------------
                                                                               1994             1995              1996
                                                                               ----             ----              ----
Vehicular Products -
  OE Manufacturers                                                              56%              58%               58%
  Service Parts                                                                 24%              22%               22%
                                                                                ---              ---               ---
                                                     Total                      80%              80%               80%

Industrial Products -
  OE Manufacturers                                                              10%              10%               10%
  Service parts                                                                 10%              10%               10%
                                                                                ---              ---               ---
                                                     Total                      20%              20%               20%

*Note:  End use of products is not always identifiable but these are reasonable estimates derived from expected customer usages.

         Sales in the Lease Financing segment consisted of real estate sales and did not exceed 1% of consolidated sales for 1994, 1995 or 1996. Lease financing revenues (amounting to less than 5% of Dana's consolidated 1996 total revenues) have been excluded from this market analysis.

CUSTOMER DEPENDENCE
-------------------

         The Company has thousands of customers around the world and has developed long-standing business relationships with many of these customers. The Company's attention to cost, as well as quality, delivery and service, has been recognized by numerous customers who have awarded the Company supplier quality awards. Ford Motor Company (Ford) and Chrysler Corporation (Chrysler) were the only customers accounting for more than 10% of the Company's consolidated sales in 1996. The Company has been supplying product to Ford, Chrysler and their subsidiaries for many years. Sales to Ford, as a percentage of the Company's sales, were 16%, 17% and 16% in 1994, 1995 and 1996, respectively. Sales to Chrysler, as a percentage of sales, were 12%, 13% and 14% in 1994, 1995 and 1996, respectively. Loss of all or a substantial portion of the Company's sales to Ford, Chrysler or other large volume customers, would have a significant adverse effect on the Company's financial results until this lost sales volume could be replaced. This event is considered unlikely in the ordinary course of business and would most likely occur only in the event of a major business interruption such as a prolonged strike at one of the Company's customers.

PRODUCTS
--------

         The major groups of products within the Vehicular segment are as follows:

                                                                   Major Product Groups - Vehicular Segment
                                                                      Percentage of Consolidated Sales
                                                                   -----------------------------------------

                                                                 1994                   1995              1996
                                                                 ----                   ----              ----
Types of Products
-----------------

Front and rear axles for highway
  vehicles, primarily trucks                                      29%                    30%                30%

Engine parts and accessories for
  highway vehicles, primarily trucks, such
 as gaskets,seals, piston rings and filters                       14%                    13%                12%

Driveshafts and universal joints for
  highway vehicles, primarily trucks                              11%                    10%                11%

Frames and other structural components
  for highway vehicles, primarily trucks                           8%                     8%                 9%

Other Vehicular products                                          18%                    19%                18%
                                                                  ---                    ---                ---

         Total                                                    80%                    80%                80%

         No product or product group within the Industrial or Lease Financing segments exceeded 10% of consolidated sales during these periods.

MATERIAL SOURCE AND SUPPLY
--------------------------

         Most raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) are purchased from capable long-term suppliers within the geographic regions of the Dana operating units. Generally, the Company does not rely on any one supplier for these materials, which are for the most part available from numerous sources in quantities need by the Company. Temporary shortages of a particular material or part occasionally occur, but the overall availability of materials is not considered to be a problem by the Company.

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

COMPETITION
-----------

         In its Vehicular and Industrial segments, the Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of the Company's major vehicular OE customers and a number of independent U.S. and international suppliers. The Company's traditional U.S. OE customers, in response to substantial international competition in the past few years, have expanded their worldwide sourcing of components while reducing their overall number of suppliers. The Company has established operations in several regions of the world to enable Dana to be a strong global supplier of its core products.

         In the Lease Financing segment, the Company's primary focus is on leasing activities. The Company's competitors include national and regional leasing and finance organizations.

STRATEGY
--------

         The Company is actively pursuing two broad strategies, focused around Dana's eight core businesses: axles, driveshafts, structural components, sealing products, filtration products, engine products, industrial products and leasing.

         The first strategy is to significantly reduce the effects of the economic cycle by diversifying the Company's products and reducing its dependence on highway vehicle OE production. Dana's long-term goal is to obtain 50% of sales from highway vehicle OEM customers and 50% from distribution, off-highway, service and industrial markets. In 1996, sales from highway vehicle OEM customers were 58% of Dana's total, while distribution, off-highway, service and industrial sales were 42%. The Company continues to seek expansion in its off-highway and distribution businesses by increasing market penetration and broadening its product offerings through internal growth and acquisition.

         The second strategy focuses on the Company obtaining a balance between U.S. and international sales. Dana has well-defined regional organizations in North America, South America, Europe and Asia Pacific in support of this initiative to effectively compete in world markets. In 1996, international sales, including exports from the U.S., totaled 37% of consolidated sales. The Company's long-term goal is to derive 50% of its sales (including exports) from customers outside the U.S. Although this strategy is subject to certain risks, the Company believes broadening its sales base will enable it to offset effects of economic downturns in specific countries, source materials from the areas of the world which offer the lowest cost, and provide access to markets which have the greatest growth potential. To accomplish this objective, the Company is focusing on meeting OE customers' needs in each of the local markets in which those customers operate, both through exports and by locating manufacturing or assembly facilities in markets where key OE customers have assembly plants.

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

         Dana owns numerous trademarks which are registered in many countries enabling Dana to market its products worldwide. The "Dana," "Spicer," "Parish," "Perfect Circle," Victor Reinz," "Wix," "Weatherhead," "Warner Electric" and "Gresen" trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT
------------------------

         Dana's facilities engage in engineering, research and development, and quality control activities to improve the reliability, performance and cost-effectiveness of Dana's existing Vehicular and Industrial products and to design and develop new products for both existing and anticipated applications. The Company employs advanced technology and methods to achieve these improvements. To promote efficiency and reduce development costs, Dana's research and engineering people work closely with OE manufacturing customers on special product and systems designs. Dana's consolidated worldwide expenditures for engineering, research and development, and quality control programs were $138 million in 1994, $149 million in 1995 and $164 million in 1996.

EMPLOYMENT
----------

         Dana's worldwide employment (including consolidated subsidiaries) was approximately 46,100 at December 31, 1996.

ENVIRONMENTAL COMPLIANCE
------------------------

         The Company makes capital expenditures in the normal course of business, as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on the Company's capital expenditures, earnings or competitive position in 1996, and the Company currently does not anticipate future environmental compliance costs will be material. "Note 1. Summary of Significant Accounting Policies - Environmental Compliance and Remediation" on page 28 of Dana's 1996 Annual Report is incorporated herein by reference.

SUBSEQUENT EVENTS
-----------------

         On February 27, 1997, the Company signed an agreement to sell its warehouse distribution operations in the United Kingdom, the Netherlands and Portugal to U.K.-based Partco Group plc for pound sterling 103 million (U.S. $168 million). The 1996 sales of these operations were $315 million. The closing, subject to approval of Partco's shareholders, is anticipated by the end of March. The sale will result in an after-tax gain of approximately $47 million to Dana (46 cents per share). The operations included in the sale encompass 135 Brown Brothers distribution facilities in the United Kingdom, Dana Distribution B.V. (Holland), and Europecas S.A. (Portugal).

         In February 1997, Dana initiated a rationalization plan at its Perfect Circle Europe operations in France. Under the plan, the Company expects to sell its piston manufacturing facility and its owned warehouse operation, reorganize its piston ring manufacturing operations, and downsize and relocate its division office. When the rationalization plan has been finalized, the Company expects the resulting charges to be approximately $36 million (35 cents per share). It is anticipated that the charges will be recognized during the first and second quarters of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The executive officers of the Company and their ages, present positions and other positions within the past five years are as follows. Unless otherwise indicated, all positions are with Dana. Hayes - Dana Inc., formerly a majority-owned subsidiary of Dana, is now a wholly-owned subsidiary and has been renamed Dana Canada Inc. Albarus S.A. is a majority owned Brazilian subsidiary of Dana. Plumley Companies, Inc., formerly a wholly-owned subsidiary of Dana, is now a Dana division and has been renamed Plumley Division. The first six executive officers listed below are the members of Dana's Policy Committee.

                                    Present
Name                                Position(s) with                            Other Positions During
and Age                             the Registrant                              the Past Five Years
-------                             --------------                              -------------------

S.J. Morcott                        Chairman of the Board of                    President of Dana from 1986-95;
(58)                                Directors since 1990; Chief                 Dana Director since 1985;
                                    Executive Officer since 1989                Chairman of the Board of Hayes-
                                    and Chief Operating Officer                 Dana Inc., 1987-95
                                    since 1986

J.M. Magliochetti                   Director and                                President - Dana North American
(54)                                President since 1996                        Operations, 1992-95


C.H. Hirsch                         President - Dana International              None
(62)                                since 1996; Executive
                                    Vice President since 1991

J.S. Simpson                        Chief Financial Officer since               President - Dana Asia Pacific
(56)                                January, 1997;                              Operations, 1992-95
                                    Vice President of Finance and
                                    Treasurer since 1996

W.J. Carroll                        President - Diversified Products            Vice President and
(52)                                and Distribution since                      General Manager - Aftermarket
                                    1996; President -                           Product Division, 1987-93
                                    Dana Distribution Service Group
                                    since 1995; President - DTF
                                    Trucking since 1985; President -
                                    Dana Canada Inc. since 1993 and
                                    Chairman of the Board since 1995

M.A. Franklin, III                  President - Dana Europe                     Vice President and General
(49)                                since 1993                                  Manager - Spicer Clutch Division,
                                                                                1991-93

B.N. Cole                           President - Spicer Off-Highway              President - Parish Structural
(54)                                Components Group since                      Components Group, 1995-96;
                                    February 1997                               Vice President - Heavy Vehicle - Dana
                                                                                North American Operations, 1991-95

C.J. Eterovic                       President - Dana South America              Vice President - Dana South
(62)                                since 1993                                  American Operations, 1992-93

------------------------------------------------

                                    Present
Name                                Position(s) with                            Other Positions During
and Age                             the Registrant                              the Past Five Years
-------                             --------------                              -------------------
H.E. Ferreira                       Group Vice President -                      Group Vice President -
(57)                                Engine Products since 1996                  Perfect Circle Engine Products Group,
                                                                                1995-96; Vice President, Mercosur - Dana
                                                                                South America, 1994-95; Chairman-
                                                                                Administration Council of Albarus S.A.,
                                                                                1992-94

R.B. Forde                          Group Vice President - Wix                  Vice President and General  Manager -
(60)                                Filtration Products Group                   Wix Division, 1987-95
                                    since 1995

M. F.  Greene                       Group Vice President-                       Vice President and General Manager-
(48)                                Parish Structural Components                Parish Light Vehicle Structures Division,
                                    Group since March 1997                      1993-97;  Vice President and General
                                                                                Manager-Parish Division, 1991-93

F. J. Hawes                         Controller, North American                  Vice President and Corporate Controller -
(50)                                Operations since 1996                       Dana Canada, Inc., 1995-96; Corporate
                                                                                Controller - Hayes-Dana, Inc., 1992-95

C.F. Heine                          President - Dana Asia Pacific               Vice President of Asia Pacific
(44)                                since 1996                                  Operations, 1995; General Manager -
                                                                                Spicer Off-Highway Axle Division,
                                                                                1993-94; Plant Manager - Spicer
                                                                                Driveshaft Division, 1991-93

C.W. Hinde                          Vice President and Chief                    None
(58)                                Accounting Officer since 1992;
                                    Assistant Treasurer
                                    since 1986

J.M. Laisure                        Group Vice President -                      Vice President and General Manager -
(45)                                Spicer Modular Systems                      Spicer Transmission Division, 1991-94
                                    Group since 1994

C.J. McNamara                       President - Victor Reinz Sealing            Vice President - Automotive -
(58)                                Products Group since 1995                   Dana North American Operations,
                                                                                1993-95

E. Mendoza                          Chairman - Spicer S.A.                      General Director - Spicer S.A., 1981-93
(59)                                since 1994


W.L. Myers                          President - Spicer Driveshaft               Vice President and General Manager-
(56)                                Group since 1995                            Spicer Driveshaft Division, 1986-95

------------------------------------------------

                                    Present
Name                                Position(s) with                            Other Positions During
and Age                             the Registrant                              the Past Five Years
-------                             --------------                              -------------------
M.A. Plumley                        Group Vice President - Dana                 General Manager - Plumley Companies,
(46)                                Industrial since 1996                       1995-96;  Chairman and Chief Executive
                                                                                Officer - Plumley Companies, 1988-95

J.H. Reed                           President - Spicer Axle Group               President - Light Truck - Dana North
(64)                                since 1995                                  American Operations, 1995;
                                                                                Vice President - Light Vehicle -
                                                                                Dana North American Operations,
                                                                                1992-95; President and General
                                                                                Manager - Spicer Axle Division, 1991-95

A.J. Shelbourn                      Group Vice President - Dana                 Vice President and General Manager-
(51)                                Distribution, North American                Dana Distribution U.K., 1994-96;
                                    Operations since 1996                       General Manager - Dana Distribution
                                                                                U.K., 1991-94

E.J. Shultz                         Chairman and President - Dana               President - Lease Financing, 1994-95;
(52)                                Credit Corporation since 1995               President - Financial Services, 1990-94

M.J. Strobel                        Vice President since 1976;                  None
(56)                                General Counsel since 1970;
                                    and Secretary since 1982

J.H. Woodward, Jr.                  Vice President and Corporate                Controller - Dana North American
(44)                                Controller since 1996                       Operations, 1994-96;
                                                                                Division Controller - Spicer Heavy
                                                                                Axle and Brake Division, 1992-94

         None of the above officers has a family relationship with any other officer or with any director of Dana. There are no arrangements or understandings between any of the above officers and any other person pursuant to which he was elected an officer of Dana. Officers are elected annually at the first meeting of the Board of Directors after the Annual Meeting of Shareholders.

ITEM 2 - PROPERTIES
-------------------

         Dana owns the majority of the manufacturing facilities and the larger distribution facilities for its Vehicular and Industrial products. Several manufacturing facilities and many of the Company's smaller distribution outlets, service branches, and offices are leased. The facilities, in general, are well-maintained and adapted to the operations for which they are being used, and their productive capacity is adjusted and expanded as required by market and customer growth.

         On a geographic basis, Dana's facilities (including those of consolidated subsidiaries and affiliates) are located as follows:

                      Dana Facilities by Geographic Region
                      ------------------------------------

Type of                            North                       South           Asia
Facility                          America      Europe         America         Pacific        Total
--------                          -------      ------         -------         -------        -----

Manufacturing                       110           52             18             6             186
Distribution                         46          161             14            35             256
Service Branches, Offices            56            8              3            12              79
                                    ---          ---             --            --             ---
                  Total             212          221             35            53             521
                                    ===          ===             ==            ==             ===


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         - None -

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

         Dana's common stock is listed on the New York, Pacific, and London Stock Exchanges. On February 13, 1997, there were 32,456 shareholders of record.

         Dividends have been paid on the common stock every year since 1936. Quarterly dividends have been paid since 1942.

         "Additional Information - Shareholders' Investment" at page 50 of Dana's 1996 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

         "Eleven Year History - Financial Highlights" at page 51 of Dana's 1996 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         "Management's Discussion and Analysis of Results" at pages 40-44 of Dana's 1996 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements, together with the report thereon of Price Waterhouse LLP dated January 21, 1997, at pages 22-40 of Dana's 1996 Annual Report and "Unaudited Quarterly Financial Information" at page 50 of Dana's 1996 Annual Report are incorporated herein by reference.

         On February 27, 1997, the Company announced that it had agreed to sell its European distribution operations and initiated a rationalization plan at its Perfect Circle Europe operations in France. See page 7 "Subsequent Events" for additional comments.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

                           - None -

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         Information regarding Dana's directors and executive officers is set out in Part I, Item 1 of this Form 10-K and in Dana's Proxy Statement dated February 28, 1997, for the Annual Meeting of Shareholders to be held on April 2, 1997 (the "1997 Proxy Statement"). "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the 1997 Proxy Statement are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

         "The Board and its Committees - Compensation," "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Comparison of Five-Year Cumulative Total Return" from Dana's 1997 Proxy Statement are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         "Stock Ownership" from Dana's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         "Other Transactions" and "Transactions With Management" from Dana's 1997 Proxy Statement are incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

                                                                                                   Page in
(a)      The following documents are incorporated by reference and                              Annual Report
         filed as part of this report:                                                          -------------

         (1)      Financial Statements:
                  --------------------

                  Report of Independent Accountants                                                   22

                  Consolidated Statement of Income for each of the three years                        23
                    in the period ended December 31, 1996

                  Consolidated Balance Sheet at December 31, 1995 and 1996                            24

                  Consolidated Statement of Cash Flows for each of the three
                    years in the period ended December 31, 1996                                       25

                  Consolidated Statement of Shareholders' Equity for each of the
                    three years in the period ended December 31, 1996                                 26

                  Notes to Financial Statements                                                     27 - 40

                  Unaudited Quarterly Financial Information                                           50


                                                                                                   Page in
                                                                                                  Form 10-K
                                                                                                  ---------

         (2)      Financial Statement Schedules:
                  -----------------------------

                  Report of Independent Accountants on Financial Statement
                    Schedule for the three years ended December 31, 1996                              15

                  Valuation and Qualifying Accounts and Reserves (Schedule II)                      16 - 19

                  Supplementary Information - Stock Plans                                           20 - 22

                  Supplementary Information - Commitments and Contingencies                           23

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits - The Exhibits listed in the "Exhibit Index" are
                    filed as part of this report.                                                   24 - 27

(b)      Reports on Form 8-K
         -------------------

                  The Company filed a Current Report on Form 8-K on December 23, 1996, to report that it had signed an agreement to acquire the business of Clark-Hurth Components, a unit of Ingersoll-Rand Company.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated January 21, 1997 appearing on page 22 of the 1996 Annual Report to

Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K)

also included an audit of Financial Statement Schedule II appearing on pages 16 through 19 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP




Toledo, Ohio
January 21, 1997

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

         SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         ---------------------------------------------------------------

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                   ------------------------------------------

                                                                                       Adjustment
                                                                   Trade accounts      arising
                                                                   receivable          from change
                            Balance at       Additions             "written off"       in currency            Balance at
                            beginning        charged               net of              exchange rates         end of
                            of period        to income             recoveries          and other items        period
                            ---------        ---------             ----------          ---------------        ------


Year ended-

December 31, 1994          $16,828,000      $4,099,000             $(1,252,000)          $ (29,000)         $19,646,000

December 31, 1995          $19,646,000      $9,281,000             $(5,322,000)          $ (64,000)         $23,541,000

December 31, 1996          $23,541,000      $8,900,000             $(6,315,000)          $(151,000)         $25,975,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

         SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         ---------------------------------------------------------------

                  ALLOWANCE FOR CREDIT LOSSES - LEASE FINANCING
                  ---------------------------------------------

                                                                                    Adjustment
                                                                                    arising
                                                                   Amounts          from change
                            Balance at           Additions         "written off"    in currency             Balance at
                            beginning            charged           net of           exchange rates          end of
                            of period            to income         recoveries       and other items         period
                            ---------            ---------         ----------       ---------------         ------


Year ended-

December 31, 1994          $38,240,000          $13,895,000      $(11,421,000)         $ 75,000            $40,789,000

December 31, 1995          $40,789,000          $15,578,000      $ (9,000,000)         $ 58,000            $47,425,000

December 31, 1996          $47,425,000          $12,349,000      $ (9,299,000)         $350,000            $50,825,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

         SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         ---------------------------------------------------------------

                            ALLOWANCE FOR LOAN LOSSES
                            -------------------------

                                                                                             Adjustment
                                                                                             arising
                                                                          Amounts            from change
                                Balance at          Additions             "written off"      in currency           Balance at
                                beginning           charged               net of             exchange rates        end of
                                of period           to income             recoveries         and other items       period
                                ---------           ---------             ----------         ---------------       ------


Year ended-

December 31, 1994              $14,522,000        $(2,548,000)(1)        $(6,088,000)         $(247,000)          $5,639,000

December 31, 1995              $ 5,639,000        $ 1,551,000            $(3,265,000)         $(548,000)          $3,377,000

December 31, 1996              $ 3,377,000        $   994,000            $(3,161,000)           -------           $1,210,000


(1) Includes reversal of reserves provided in prior years.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

         SCHEDULE II(d) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         ---------------------------------------------------------------

                        VALUATION ALLOWANCE - REAL ESTATE
                        ---------------------------------

                                                                     Amounts
                            Balance at           Additions           "written off"                              Balance at
                            beginning            charged             net of            Acquisitions             end of
                            of period            to income           recoveries        and other items          period
                            ---------            ---------           ----------        ---------------          ------


Year ended-

December 31, 1994          $41,054,000          $10,337,000         $(12,669,000)         $ 226,000            $38,918,000

December 31, 1995          $38,918,000          $   292,000         $ (9,291,000)         $(507,000)           $29,412,000

December 31, 1996          $29,412,000          $    63,000         $(24,984,000)         $ (71,000)           $ 4,420,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

                SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
                -------------------------------------------------

EMPLOYEE STOCK OPTION PLANS
---------------------------

         The Company has two stock option plans for employees which were approved by the shareholders in 1977 and 1982. The 1977 Plan was amended in 1981, 1986, 1990, 1994 and 1995. The 1982 Plan was amended with shareholder approval in 1988 and 1993. These plans authorize the grant of options and /or stock appreciation rights ("SARs") to key employees to purchase 6,000,000 and 11,900,000 shares, respectively, of common stock at exercise prices no less than 85% of the market value of such stock at date of grant; the exercise periods may extend for no more than ten years from date of grant. All options and SARs granted to date under these two plans have been granted at 100% of the market value of the Company's common stock at the date of grant.

         The number of shares above and all references below to the number of shares and per share prices have been adjusted for all stock dividends and distributions subsequent to the dates the plans were approved by the date of grant.

         The number of shares subject to options (by year of grant) at December 31, 1996, and the exercise prices per share were as follows:

                                    Number of                          Average Price
                                      Shares                              Per Share                       Total
                                    ---------                          -------------                      -----

Year granted-

1987                                  34,200                           $   23.44                     $    801,600
1988                                 115,208                               18.75                        2,160,200
1989                                 133,050                               21.06                        2,801,400
1990                                 268,963                               18.25                        4,908,600
1991                                 231,000                               16.38                        3,782,600
1992                                 932,992                               20.16                       18,805,700
1993                                 702,750                               27.56                       19,369,500
1994                               1,033,575                               29.06                       30,038,300
1995                                 991,000                               31.06                       30,778,500
                                   1,394,550                               28.13                       39,221,700
                                  ----------                                                         ------------
                                   5,837,288                                                         $152,668,100
                                  ==========                                                         ============

         At December 31, 1996, there were 3,179,731 shares available for future grants under the 1982 Plan, as amended. No shares have been available for grants under the 1977 Plan since 1987 and there were no SARs outstanding at December 31, 1996.

         Options becoming exercisable and options exercised, their exercise prices and their market prices during three years ended December 31, 1996, under these plans were as follows:

                                            Exercise Price                                         Market Price
                                      --------------------------                               --------------------
                              No. Of           Avg. Per                                    Avg. Per
                              Shares            Share            Aggregate                   Share           Aggregate
                              ------            -----            ---------                   -----           ---------

Options becoming
exercisable
(Market prices
at dates
exercisable):

Year ended
  December 31,

1994                         668,968        $  21.28          $  14,236,000              $  28.89          $  19,329,000
1995                         814,971           24.32             19,822,000                 29.78             24,266,000
1996                       1,070,901           27.09             29,016,000                 29.08             31,141,000

Options exercised
(Market prices
at dates
exercised):

Year ended
  December 31,

1994                         309,915        $  17.13          $   5,309,000              $  28.74          $   8,906,000
1995                         223,430           17.93              4,005,000                 28.74              6,422,000
1996                         417,260           19.46              8,119,000                 31.53             13,158,000

         The amount by which proceeds exceeded the par value of shares issued under options was credited to additional paid-in capital. No amounts were charged against income either at the time of granting options or issuing shares.

The following table sets forth (1) the aggregate number of shares of the Company's common stock subject at December 31, 1996, to outstanding options, (2) the average exercise prices per share of such options, (3) the aggregate exercise prices of such options, (4) the ranges of expiration dates of such options, and (5) the aggregate market values of such shares at February 13, 1997, based on $ 31.625 per share, the closing sales price in the New York Stock Exchange Composite Transactions Index as reported in THE WALL STREET JOURNAL:

                              Aggregate                                                                    Aggregate
                            No. of Shares            Average                                                 Market
                             Covered By             Exercise            Aggregate         Range of          Value at
                             Outstanding              Price              Exercise        Expiration       February 13,
                               Options              Per Share             Price             Dates             1997
                           ---------------         ----------        --------------      -----------      ------------

1977 Plan                       34,200                $23.44            $    801,600       7/13/97         $  1,081,575



1982 Plan                    5,803,088                $26.17            $151,869,000       7/11/98         $183,522,658
                                                                                              to
                                                                                           7/15/06

         At December 31, 1996, 1,004 employees of the Company and its subsidiaries and affiliates held exercisable options under the Company's stock option plans, consisting of 154 employees under the 1977 Plan and 981 employees (some of whom also held options under the 1977 Plan) under the 1982 Plan.

EMPLOYEES' STOCK PURCHASE PLAN
------------------------------

         The Company has an employees' Stock Purchase Plan which was approved by the shareholders in 1994. As of December 31, 1996, 37,600 employees of the Company and its subsidiaries were eligible to participate. Of such employees, 12,300 were participating at December 31, 1996.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
-----------------------------------------

         The Company has a stock option plan for non-employee Directors of the Company which was approved by the shareholders in 1993. The plan provides for the granting of options to purchase the Company's common stock at prices equal to the market value of the stock at the date of grant. The options are exercisable after one year for a period not to exceed ten years from the date of grant. In 1994, 1995 and 1996, options were granted for 21,000, 24,000 and 21,000 shares, respectively, at per share exercise prices of $28.88 in 1994, $24.81 in 1995 and $32.25 in 1996. These options expire between 4/19/03 and 4/15/06. At December 31, 1996, 75,000 options were outstanding, 54,000 options were exercisable and there were 46,000 options available for future grant. 24,000 options became exercisable during 1996 having an aggregate exercise price of $595,400 and an aggregate market price at date of exercisability of $787,100. As of February 13, 1996, the aggregate exercise price of the 75,000 options outstanding under the Plan was $2,081,800 and the aggregate market value of those options was $2,371,875.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

                SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
                -------------------------------------------------

COMMITMENTS AND CONTINGENCIES
-----------------------------

         As discussed in "Note 20. Commitments and Contingencies" on pages 38 and 39 of the 1996 Annual Report the Company and its consolidated subsidiaries are parties to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims.

         With respect to environmental claims, the Company is involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at "Superfund" sites where the Company has been named as a potentially responsible party. "Note 1. Summary of Accounting Policies - Environmental Compliance and Remediation" at page 28 of Dana's 1996 Annual Report and "Management's Discussion and Analysis of Results" at page 41 of Dana's 1996 Annual Report are incorporated herein by reference.

         With respect to product liability claims, from time to time the Company is named in proceedings involving alleged defects in its products. Currently included in such proceedings are a large number of claims (most of which are relatively small) based on alleged asbestos-related personal injuries. At December 31, 1996, approximately 36,000 such claims were outstanding, of which approximately 5,000 were subject to pending settlement agreements. The Company has agreements with its insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. The Company is also a party to a small number of asbestos-related property damage proceedings. The Company's insurance carriers are paying the major portion of the defense costs in connection with such cases, and the Company has incurred no indemnity costs to date.

         The Company signed agreements in December 1996 to acquire certain operations of SPX Corporation and the assets of Clark-Hurth Components, a unit of Ingersoll-Rand Company. These acquisitions were completed in February 1997. In the aggregate, these operations do not constitute a significant subsidiary.

EXHIBIT INDEX
-------------

EXHIBIT
-------

3-A Restated Articles of Incorporation, amended effective June 1, 1994 (filed by reference to Exhibit 4 to Registrant's Form 8 - A/A, Amendment No. 3, filed on October 4, 1994)

3-B          Restated By-Laws of Registrant, effective December 9, 1996

4-A Specimen Single Denomination Stock Certificate of Registrant (filed by reference to Exhibit 4-B to Registrant's Form S-3, Registration No. 333-18403, filed on December 20, 1996)

             No class of long-term debt of Registrant exceeds 10% of Registrant's total assets. Registrant agrees to furnish copies of agreements defining the rights of debt holders to the Securities and Exchange
             Commission upon request.

4-B Rights Agreement, dated as of April 25, 1996, between Registrant and ChemicalMellon Shareholder Services, L.L.C., Rights Agent (filed by reference to Exhibit 1 to Registrant's Form 8-A, filed May 1, 1986)

10-A Additional Compensation Plan, amended effective January 1, 1995 (filed by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held on April 5, 1995)

10-A(1) First Amendment to the Additional Compensation Plan, dated July 17, 1995 (filed by reference to Exhibit 10-A(1) to Registrant's Quarterly Report for the fiscal quarter ended June 30, 1995)

10-A(2) Second Amendment to the Additional Compensation Plan, effective January 1, 1996 (filed by reference to Exhibit 10-A(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-A(3) Third Amendment to the Additional Compensation Plan, effective October 20, 1996

10-D(1)      1977 Incentive Stock Option Plan, as amended (filed by reference to
             Exhibit 1-D to Registration Statement No. 2-60466 filed December 13, 1977 and to Registrant's Proxy Statement for its Annual Meeting of Shareholders held on December 3, 1980)

10-D(2) Amendment to 1977 Incentive Stock Option Plan, dated December 15, 1986 (filed by reference to Exhibit 10-D(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986)

10-D(3) Amendment to 1977 Incentive Stock Option Plan, dated December 10, 1990 (filed by reference to Exhibit 10-D(3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

                            -------------------------

EXHIBIT
-------

10-D(4) Fourth Amendment to 1977 Incentive Stock Option Plan, dated December 12, 1994 (filed by reference to Exhibit 10-D(4) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-D(5) Fifth Amendment to 1977 Incentive Stock Option Plan, dated December 11, 1995 (filed by reference to Exhibit 10-D(5) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
             1995)

10-D(6) Sixth Amendment to 1977 Incentive Stock Option Plan, effective October 20, 1996

10-E 1982 Amended Stock Option Plan (filed by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting of Shareholders held on April 7, 1993)

10-E(1) First Amendment to 1982 Amended Stock Option Plan, effective October 20, 1996

10-F Excess Benefits Plan, amended February 13, 1995 (filed by reference to Exhibit 10-F to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10-G Dana Corporation Retirement Plan, amended and restated as of December 13, 1994 (filed by reference to Exhibit 10-G to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-G(1) First Amendment to the Dana Corporation Retirement Plan, adopted on December 19, 1996

10-H Directors Retirement Plan, amended effective January 26, 1993 (filed by reference to Exhibit 10-H to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-I Dana Corporation Director Deferred Fee Plan effective February 13, 1995 (filed by reference to Exhibit 10-I(1) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995)

10-I(1)      First Amendment to Director Deferred Fee Plan, effective October
             20, 1996

10-J(1) Employment Agreement between Registrant and Southwood J. Morcott, dated December 14, 1992 (filed by reference to Exhibit 10-J(6) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(2) Employment Agreement between Registrant and Martin J. Strobel, dated December 14, 1992 (filed by reference to Exhibit 10-J(7) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10-J(3) Employment Agreement between Registrant and Carl H. Hirsch, dated December 14, 1992 (filed by reference to Exhibit 10-J(8) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10-J(4) Employment Agreement between Registrant and Joseph M. Magliochetti, dated December 14, 1992 (filed by reference to Exhibit 10-J(12) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

                            -------------------------

EXHIBIT
-------

10-J(5) Amendment No. 1 dated February 13, 1995, to the Employment Agreement between Registrant and Southwood J. Morcott (filed by reference to Exhibit 10-J(14) to Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended on June 30, 1995). Substantially similar amendments were made to the Employment Agreements of Messrs. Hirsch, Magliochetti and Strobel.

10-J(6) Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Registrant and Southwood J. Morcott, dated April 18, 1989 (filed by reference to Exhibit 10-J(13) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992). Messrs. Hirsch, Magliochetti and Strobel have substantially identical agreements.

10-J(7) Amendment No. 2 dated February 12, 1996, to the Employment Agreement between Registrant and Southwood J. Morcott. Substantially similar amendments were made to the Employment Agreements of Messrs. Hirsch, Magliochetti and Strobel.

10-K         Supplemental Benefits Plan, as amended and restated effective
             January 1, 1996

10-L(1) 1989 Restricted Stock Plan (filed by reference to Exhibit A of the Registrant's Proxy Statement for its Annual Meeting of Shareholders held on April 5, 1989)

10-L(2) First Amendment to 1989 Restricted Stock Plan, adopted December 10, 1990 (filed by reference to Exhibit 10-L(2) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10-L(3) Second Amendment to 1989 Restricted Stock Plan, adopted October 18, 1993 (filed by reference to Exhibit 10-3) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10-L(4)      Third Amendment to 1989 Restricted Stock Plan, effective October
             20, 1996

10-M Directors' Stock Option Plan (filed by reference to Exhibit B to Registrant's Proxy Statement for its Annual meeting of Shareholders held on April 7, 1993)

10-M(1) First Amendment to Directors' Stock Option Plan, adopted April 18, 1994 (filed by reference to Exhibit 10-M(1) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

10-M(2) Second Amendment to the Directors Stock Option Plan, effective October 20, 1996

10-N Supplementary Bonus Plan, effective December 12, 1994 (filed by reference to Exhibit 10-N to Registrant's Quarterly Report for the fiscal quarter ended June 30, 1995)

                            -------------------------

EXHIBIT
-------

13           The following sections of the 1996 Annual Report to Shareholders:

                      Note 16. Business Segments (at pages 34-36 of the Annual Report)

                      Statement of Cash Flows (at page 25 of the Annual Report)

                      Note 1. Summary of Significant Accounting Policies - Environmental Compliance and Remediation (at page 28 of the Annual Report)

                      Additional Information - Shareholders' Investment (at page 50 of the Annual Report)

                      Eleven Year History - Financial Highlights (at page 51 of the Annual Report)

                      Management's Discussion and Analysis of Results
                      (at pages 40-44 of the Annual Report but excluding charts on these pages)

                      Introduction to Financial Section, Financial Statements and Independent Accountants' Report (at pages 22-40 of the Annual Report)

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

                                                      DANA CORPORATION
                                            ------------------------------------
                                                        (Registrant)

Date:    March 5, 1997                 By:  /s/ Martin J. Strobel
         -------------                      ------------------------------------
                                            Martin J. Strobel, Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:    March 5, 1997                      /s/ Southwood J. Morcott
         -------------                      ------------------------------------
                                            Southwood J. Morcott, Chairman of
                                            the Board of Directors and Chief
                                            Executive Officer

Date:    March 5, 1997                      /s/ John S. Simpson
         -------------                      ------------------------------------
                                            John S. Simpson, Chief Financial
                                            Officer

Date:    March 5, 1997                      /s/ Charles W. Hinde
         -------------                      ------------------------------------
                                            Charles W. Hinde, Chief Accounting
                                            Officer

Date:    March 5, 1997                      * /s/ B.F. Bailar
         -------------                      ------------------------------------
                                            B.F. Bailar, Director

Date:    March 5, 1997                      * /s/ E.M. Carpenter
         -------------                      ------------------------------------
                                            E.M. Carpenter, Director

Date:    March 5, 1997                      * /s/ E. Clark
         -------------                      ------------------------------------
                                            E. Clark, Director

Date:    March 5, 1997                      * /s/ G.H. Hiner
         -------------                      ------------------------------------
                                            G.H. Hiner, Director

Date:    March 5, 1997                      * /s/ J.M. Magliochetti
         -------------                      ------------------------------------
                                            J.M. Magliochetti, Director

Date:    March 5, 1997                 * /s/ M. R. Marks
         -------------                 ----------------------------------------
                                       M. R. Marks, Director

Date:    March 5, 1997                 * /s/ R. B. Priory
         -------------                 ----------------------------------------
                                       R. B. Priory, Director

Date:    March 5, 1997                 * /s/ J. D. Stevenson
         -------------                 ----------------------------------------
                                       J. D. Stevenson, Director

Date:    March 5, 1997                 * /s/ T.B. Sumner, Jr.
         -------------                 ----------------------------------------
                                       T.B. Sumner, Jr., Director

                                       *By: /s/ Martin J. Strobel
                                           ------------------------------------
                                           Martin J. Strobel, Attorney-in-Fact