Form 10-Q
period 1997-03-31
DANA CORP
filed 1997-05-01
CIK 26780

[DANA CORPORATION LOGO]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509
              [X]
                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                       Commission
For the Quarterly Period Ended March 31, 1997          File Number 1-1063
                               --------------                      -------



                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



           Virginia                                       34-4361040
-----------------------------                        ----------------------
 (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification Number)

    4500 Dorr Street, Toledo, Ohio                           43615
--------------------------------------               ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                  (419)535-4500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                  Outstanding at March 31, 1997
-----------------------------            --------------------------------------
Common stock of $1 par value                             104,178,952


                           PEOPLE FINDING A BETTER WAY

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

Part I. Financial Information

              Item 1.  Financial Statements

                       Condensed Balance Sheet
                            December 31, 1996 and
                            March 31, 1997                              3

                       Statement of Income
                            Three Months Ended
                            March 31, 1996 and 1997                     4

                       Condensed Statement of Cash Flows
                            Three Months Ended
                            March 31, 1996 and 1997                     5

                       Notes to Condensed Financial Statements          6

              Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                 7-10


Part II.  Other Information

              Item 1. Legal Proceedings                                11

              Item 2. Changes in Securities                            11

              Item 4.  Submission of Matters to a Vote of
                         Security Holders                            11-12

              Item 6.  Exhibits and Reports on Form 8-K                12


Signature                                                              13

Exhibit Index                                                          14

                          PART I. FINANCIAL INFORMATION



ITEM 1.                         DANA CORPORATION
-------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)


Assets                                                      December 31   March 31
------                                                         1996         1997
                                                               ----         ----

Cash and Cash Equivalents                                   $  227.8      $  131.1
Accounts Receivable, Net                                     1,069.1       1,361.7
Inventories
     Raw Materials                                             209.9         258.6
     Work in Process and Finished Goods                        703.0         684.6
Lease Financing                                              1,167.3       1,167.5
Investments and Other Assets                                   958.1       1,350.0
Property, Plant and Equipment                                3,642.0       3,814.7
Less:  Accumulated Depreciation                              1,817.2       1,881.4
                                                            --------      --------

Total Assets                                                $6,160.0      $6,886.8
                                                            ========      ========



Liabilities and Shareholders' Equity
------------------------------------

Accounts Payable and Other Liabilities                      $1,196.8      $1,502.6
Short-Term Debt                                                640.3         621.1
Long-Term Debt                                               1,697.7       2,040.7
Deferred Employee Benefits                                   1,025.6       1,035.9
Minority Interest                                              170.9         156.3
Shareholders' Equity                                         1,428.7       1,530.2
                                                            --------      --------

                  Total Liabilities and
                           Shareholders' Equity             $6,160.0      $6,886.8
                                                            ========      ========

-------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                          Three Months Ended
                                                          ------------------
                                                                March 31
                                                                --------

                                                          1996             1997
                                                          ----             ----

Net Sales                                               $1,972.7         $2,115.3
Revenue from Lease Financing
  and Other Income                                          63.5            135.9
                                                       ---------        ---------

                                                         2,036.2          2,251.2
                                                       ---------        ---------
Costs and Expenses
     Cost of Sales                                       1,677.3          1,821.3
     Selling, General and
          Administrative Expenses                          181.8            193.0
     Interest Expense                                       38.5             48.2
                                                       ---------        ---------

                                                         1,897.6          2,062.5
                                                       ---------        ---------

Income Before Income Taxes                                 138.6            188.7
Estimated Taxes on Income                                  (54.0)           (96.6)
Minority Interest                                           (8.0)            (5.6)
Equity in Earnings of Affiliates                             2.1              6.1
                                                       ---------        ---------


Net Income                                                 $78.7            $92.6
                                                       =========        =========

Net Income Per Common Share                                 $.78             $.90
                                                       =========        =========


Dividends Declared and Paid per
  Common Share                                              $.23             $.25

Average Number of Shares Outstanding                       101.6            103.4

-------

                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)



                                                          Three Months Ended March 31
                                                          ---------------------------

                                                                1996        1997
                                                                ----        ----

Net Income                                                      $78.7       $92.6
Depreciation and Amortization                                    64.9        79.5
Working Capital Change and Other                                (70.7)     (140.0)
                                                               ------      ------
          Net Cash Flows from Operating Activities               72.9        32.1
                                                               ------      ------


Purchases of Property, Plant and Equipment                      (68.9)      (85.0)
Purchases of Assets to be Leased                               (121.5)     (101.7)
Payments Received on Leases and Loans                            81.3        89.9
Acquisitions                                                    (51.5)     (475.8)
Divestitures                                                     10.9       152.0
Other                                                            12.2        15.4
                                                               ------      ------
          Net Cash Flows-Investing Activities                  (137.5)     (405.2)
                                                               ------      ------


Net Change in Short-Term Debt                                    93.7       (53.8)
Proceeds from Long-Term Debt                                    100.5       539.0
Payments on Long-Term Debt                                     (129.3)     (186.2)
Dividends Paid                                                  (23.4)      (25.8)
Other                                                             1.9         3.2
                                                               ------      ------
          Net Cash Flows-Financing Activities                    43.4       276.4
                                                               ------      ------
          Net Change in Cash and Cash Equivalents               (21.2)      (96.7)
          Cash and Cash Equivalents-beginning of year            66.6       227.8
                                                               ------      ------
          Cash and Cash Equivalents-end of period               $45.4      $131.1
                                                               ======      ======

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

                             DANA CREDIT CORPORATION
                             -----------------------

                           Three Months Ended March 31
                           ---------------------------


                                               1996         1997
                                               ----         ----

                  Revenue                     $60.0        $63.5
                  Net Income                    7.5          7.5

                                    December 31, 1996  March 31, 1997
                                    -----------------  --------------
                  Total Assets          $1,669.2          $1,691.9
                  Total Liabilities      1,545.3           1,565.3
                                        --------          --------

                  Shareholder's Equity    $123.9            $126.6
                                        ========          ========


3. In February 1997, Dana acquired the assets of Clark-Hurth Components, a worldwide manufacturer of off-highway vehicle and equipment components, and the Sealed Power worldwide piston ring and cylinder liner operations and assets of SPX Corporation. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

4. In March 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc for 103 pounds (U.S. $164) resulting in an after-tax gain of $45 (44 cents per share).

5. The Company initiated a rationalization plan at its Perfect Circle Europe operations resulting in a charge of $36 (35 cents per share) in the first quarter of 1997. The plan includes the sale of its Liancourt piston manufacturing facility, reorganization of its Dreux piston ring machining operation, sale of its Distribution France operation, and downsizing and relocation of its division office.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)





--------------------------------------------------------------
                  CASH FLOWS FROM OPERATIONS
                        FOR THREE MONTHS
                        ENDED MARCH 31
--------------------------------------------------------------
            1995                             $23
--------------------------------------------------------------
            1996                              73
--------------------------------------------------------------
            1997                              32
--------------------------------------------------------------

         Net cash flows from operating activities totaled $32, down $41 from 1996 due to increased working capital requirements.




--------------------------------------------------------------
                    CAPITAL EXPENDITURES
--------------------------------------------------------------
               YEAR                    THREE MONTHS
               ENDED                   ENDED
               DECEMBER 31             MARCH 31
--------------------------------------------------------------
    1995                $410                     $79
--------------------------------------------------------------
    1996                 357                      69
--------------------------------------------------------------
    1997                 380*                     85
--------------------------------------------------------------
                                                  *Projected


Net cash flows used for investing activities were $405, up $268 from 1996 for the most part related to the acquisitions of the assets of Clark-Hurth Components (CH) and the piston and cylinder liner operations of SPX Corporation
(SPX). These investing activities were partially offset by the proceeds from the sale of the European warehouse distribution operations. In support of Dana's core businesses, capital expenditures for property, plant and equipment in the first quarter of 1997 were up $16 compared to the same period in 1996. Management currently anticipates capital spending for 1997 to increase approximately $23, primarily to support growth initiatives and technological productivity improvements.

         Net cash from financing activities in the first quarter of 1997 increased significantly due to acquisitions. Dana supplements internal cash flow with the issuance of short and long-term debt. Total consolidated debt increased $324 over December 31, 1996. Total debt of Dana, excluding Dana Credit Corporation (DCC), increased $307 to supplement financing the CH and SPX acquisitions. DCC's debt increased $17 over year end 1996.

         Dana utilizes short-term committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling approximately $1.4 billion at the end of the first quarter 1997, while DCC's lines were $845. Dana's strong cash flows from operations, together with sufficient worldwide credit facilities, is expected to provide adequate liquidity to meet the Company's funding requirements for 1997.

          Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of March 31, 1997 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that

----------------------------------------------------

(in Millions)

neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities is reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At March 31, 1997, the Company's accruals were $63 for product liability costs (products) and $61, including $14 relating to acquisitions, for environmental liability costs (environmental), compared to $65 for products and $47 for environmental at December 31, 1996. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $17 for products and $1 for environmental at March 31, 1997, unchanged since December 31, 1996. Probable recoveries of $37 for products and $10 for environmental from insurance or third parties have been recorded as assets at March 31, 1997, compared to $39 for products and $10 for environmental at December 31, 1996.

-------

Results of Operations (Three Months 1997 vs Three Months 1996)
--------------------------------------------------------------

(in Millions)

         Dana achieved record worldwide sales of $2,115 in the first quarter, a $143 or 7% increase over 1996. Dana's U.S. sales increased due to growth in the light truck and sport utility vehicle markets, as well as $45 in sales from acquisitions. These increases were partially offset by reduced sales to the U.S. heavy truck market.


-------------------------------------------------------------
                     1ST QUARTER SALES
-------------------------------------------------------------
                                                   %
                       1996         1997         CHANGE
-------------------------------------------------------------
 U.S.                 $1,435       $1,528           6
-------------------------------------------------------------
 International           538          587           9
-------------------------------------------------------------
 Total                $1,973       $2,115           7
-------------------------------------------------------------
                1ST QUARTER SALES BY REGION
-------------------------------------------------------------
                                                   %
       REGION          1996         1997         CHANGE
-------------------------------------------------------------
 North America        $1,530       $1,617           6
-------------------------------------------------------------
 Europe                  285          318          12
-------------------------------------------------------------
 South America           113          135          19
-------------------------------------------------------------
 Asia Pacific             45           45           0
-------------------------------------------------------------


         Sales from Dana's international operations increased 9% over 1996, due to the contribution of recent acquisitions in Europe and South America, and partially offset by the European warehouse distribution divestiture. U.S. sales increased 6%, with light truck and sport utility vehicle component sales rising 14%. U.S. sales of heavy truck OE components declined 12%. As a result of acquisitions, worldwide sales to manufacturers of off-highway vehicles increased 20% and passenger car OE sales grew 23%.

         Dana's sales increased in three of its four regions. The European and South American sales continued to grow in the first quarter as the Company concentrated on international growth of its core businesses, particularly through acquisitions, while Asia Pacific remained even with first quarter of last year. North American sales were also higher, in part from the ongoing strong demand for light truck and sport utility vehicles.

         Dana's worldwide distribution business grew 8% in the first quarter 1997, with international operations up 9% and the U.S. up 7%. Automotive distribution sales increased 6% (U.S. 1%, International 11%), truck parts distribution 4% (U.S. 4%, International 5%) and off-highway/industrial distribution 12% (U.S. 14%, International 4%).

         The Company reported record profit of $93, an 18% increase over 1996. Profit in 1997 included a $45 million after-tax gain on the sale of the European warehouse operations and a charge of $36 for the rationalization plan of the Perfect Circle Europe operations.

         Revenue from lease financing and other income increased $72 in the first quarter 1997. The components of this increase were other income relating to the divestiture of the European warehouse distribution operations, $76, offset by a decrease in foreign currency translation of $5.

         Dana's gross margin for the first quarter was 13.9%, compared to 15.0% for 1996. Charges of $26 to cost of sales related to the rationalization plan at the Company's Perfect Circle Europe operations in France were the primary reason for the decline in margin. Excluding this charge, Dana's gross margin increased to 15.1% for the first quarter.

-------

Results of Operations (Three Months 1997 vs Three Months 1996)
--------------------------------------------------------------

(in Millions)

         Selling, general and administrative expenses (SG&A) increased $11 or 6% in 1997, due in part to acquisitions. The ratio of SG&A expense to sales improved from 9.2% in 1996 to 9.1% in 1997.

         Dana's operating margin for the first quarter of 1997 was 4.8% compared to 5.8% in 1996. Excluding the charge for the European rationalization plan, Dana's 1997 operating margin improved to 6.0%.

         Interest expense increased $10 due to the higher average debt levels associated with the acquisitions.

         The effective tax rate for the first quarter of 1997 was 52% compared to 39% in 1996. The effective rate is higher due to the provision of a valuation reserve for tax benefits previously recorded in France and the tax benefits associated with the expenses recorded for the rationalization plan. Excluding this valuation reserve, the effective tax rate was comparable to 1996.

         Minority interest in net income of subsidiaries decreased $2, primarily due to the lower earnings recorded by Dana's majority-owned subsidiary in Brazil.

         Equity in earnings of affiliates increased $4 in 1997, due principally to higher earnings of the Company's affiliate in Mexico, which were partially offset by losses of the Korean affiliate.

         Production of U.S. light trucks and sport utility vehicles, for the remainder of 1997 was expected to continue with volumes similar to 1996. However, there are currently strikes at two of Dana's largest customers that produce light trucks and sport utility vehicles. These work stoppages will have a negative impact on second quarter sales to this market and, depending upon the duration of the strikes, could have a negative impact on sales to this market for the entire year. Dana's sales to the U.S. medium truck market for the remainder of 1997 is expected to be approximately the same as in the final three quarters of 1996. The heavy truck market for Dana, though down in the first quarter of 1997, could show some improvement over the rest of the year.

         Dana continues to grow its core products in the international marketplace. Global sales are expected to be at higher than 1996 levels for the remainder of the year, in part from acquisitions and also due to expanded capacity in South America, India, Thailand and other countries to service new business opportunities.

ITEM 1.        LEGAL PROCEEDINGS
--------------------------------

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

ITEM 2.  CHANGES IN SECURITIES
------------------------------

         On March 13, 1997, Dana contributed 1,000,000 shares of its common stock to the Dana Corporation Pension Plans Trust, a tax-qualified trust which holds the assets for most of the Company's defined benefit pension plans. This contribution was made in partial fulfillment of Dana's funding obligation to the Trust. The shares are held by The Northern Trust Company, as trustee, in an account managed by an independent investment adviser with sole power to vote and to dispose of them. The shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Subsequently, the shares were registered for resale on Registration Statement No. 333-23733 on Form S-3, which became effective on April 14, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on April 2, 1997:

         1. ELECTION OF DIRECTORS. The following were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are elected:

                                 Votes For              Votes Withheld
                                 ---------              --------------
B. F. Bailar                     83,064,777               4,377,532
E. M. Carpenter                  83,035,457               4,406,852
E. Clark                         83,066,962               4,375,347
G. H. Hiner                      83,065,857               4,376,452
J. M. Magliochetti               83,065,096               4,377,213
M. R. Marks                      83,068,767               4,373,542
S. J. Morcott                    83,053,223               4,389,086
R. B. Priory                     82,532,188               4,910,121
J. D. Stevenson                  81,612,117               5,830,192
T. B. Sumner Jr                  83,029,828               4,412,481

         2. APPROVAL OF THE DANA CORPORATION 1997 STOCK OPTION PLAN. The stockholders approved the amended and restated 1997 Stock Option Plan, in which
(a) the Plan name was changed from the 1982 Amended Stock Option to the 1997 Stock Option Plan; (b) the number of shares of Dana commonstock available for grant under the Plan was increased by 1,300,000 shares, of which 350,000 shares will be available for issuance under the Dana Corporation Additional Compensation Plan in the alternative; (c) the term of the Plan was extended to February 10, 2007; and (d) a maximum annual award limit was added to the Plan to ensure that the gain on the exercise of options granted under the Plan will be exempt from the application of Section 162(m) of the Internal Revenue Code and, therefore, will be deductible to Dana. There were 74,996,476 votes approving the Plan; 7,166,088 votes against; 573,579 votes abstaining; and 4,706,166 broker nonvotes.

         3. APPROVAL OF THE DANA CORPORATION DIRECTOR DEFERRED FEE PLAN. The stockholders approved an amended and restated Director Deferred Fee Plan in which (a) a stock distribution feature that had existed prior to 1991 was restored to the Plan, permitting the Company's directors to receive distributions under the Plan at the time of retirement or termination of service in the form of cash, shares of stock, or a combination of cash and shares; (b) 55,000 shares of Dana common stock were reserved for issuance for such distributions; (c) beginning in 1997, annual credits of 300 stock Units were established for each non-employee director in lieu of future accruals that he or she would have been entitled to receive under the terminated Dana Corporation Directors Retirement Plan; and (d) crediting each person who was a non-employee director on October 1, 1996, with sufficient stock Units under the Plan to compensate him or her for accrued benefits earned through December 31, 1996, under the terminated Dana Corporation Directors Retirement Plan. There were 79,284,583 votes approving the Plan; 2,759,340 votes against; 692,220 votes abstaining; and 4,706,166 broker nonvotes.

         4. RATIFICATION OF PRICE WATERHOUSE: The stockholders ratified the Board's selection of Price Waterhouse LLP as the Company's independent auditors for fiscal year 1997. Price Waterhouse has been Dana's independent public accountant since 1916. There were 86,911,509 votes ratifying the selection of Price Waterhouse; 288,804 votes against; and 241,996 votes abstaining.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------


         a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DANA CORPORATION

Date: May 1, 1997
------------------        ---------------------------------
                             John S. Simpson
                             Chief Financial Officer,
                             Vice President Finance and Treasurer

                             Duly Authorized Officer and
                             Principal Financial Officer.

                                            EXHIBIT INDEX
                                            -------------

Exhibit
-------

10-E Dana Corporation 1997 Stock Option Plan (filed by reference to Exhibit A to Registrant's Proxy Statement for its Annual Meeting held on April 2, 1997)

10-I Dana Corporation Director Deferred Fee Plan (filed by reference to Exhibit B to Registrant's Proxy Statement for its Annual Meeting held on April 2, 1997)

27                Financial Data Schedule