Form 10-Q
period 1997-06-30
DANA CORP
filed 1997-08-04
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20509

                                    FORM 10-Q

[X]              Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                           Commission
For the Quarterly Period Ended  June 30, 1997              File Number 1-1063
                                -------------                          ------

                                Dana Corporation
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Virginia                                   34-4361040
---------------------------------------          ------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                    Identification Number)

   4500 Dorr Street, Toledo, Ohio                             43615
----------------------------------------         -------------------------------
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

                               Yes   X      No
                                    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at June 30, 1997
   --------------------------                  ----------------------------
   Common stock, $1 par value                            104,379,207

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

Part I.  Financial Information

                  Item 1.   Financial Statements

                            Condensed Balance Sheet
                                 December 31, 1996 and
                                 June 30, 1997                                           3

                            Statement of Income
                                 Three Months and Six Months Ended
                                 June 30, 1996 and 1997                                  4

                            Condensed Statement of Cash Flows
                                 Six Months Ended
                                 June 30, 1996 and 1997                                  5

                            Notes to Condensed Financial Statements                    6-7

                  Item 2.   Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                              8-13

Part II. Other Information

                  Item 1.   Legal Proceedings                                            14

                  Item 6. Exhibits and Reports on Form 8-K                               15


Signature                                                                                16

Exhibit Index                                                                            17

                          PART I. FINANCIAL INFORMATION

ITEM 1.                          DANA CORPORATION
------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

Assets                                        December 31, 1996            June 30, 1997
------                                        -----------------            -------------
Cash and Cash Equivalents                          $  227.8                    $  179.8
Accounts Receivable, Net                            1,069.1                     1,363.8
Inventories
  Raw Materials                                       209.9                       259.9
  Work in Process and Finished Goods                  703.0                       672.5
Lease Financing                                     1,167.3                     1,223.7
Investments and Other Assets                          958.1                     1,287.6
Property, Plant and Equipment                       3,642.0                     3,859.1
Less:  Accumulated Depreciation                     1,817.2                     1,911.8
                                                   --------                    --------

                  Total Assets                     $6,160.0                    $6,934.6
                                                   ========                    ========

Liabilities and Shareholders' Equity
------------------------------------

Accounts Payable and Other Liabilities             $1,196.8                    $1,452.8
Short-Term Debt                                       640.3                       571.1
Long-Term Debt                                      1,697.7                     2,097.5
Deferred Employee Benefits                          1,025.6                     1,059.9
Minority Interest                                     170.9                       167.7
Shareholders' Equity                                1,428.7                     1,585.6
                                                   --------                    --------

                  Total Liabilities and
                    Shareholders' Equity           $6,160.0                    $6,934.6
                                                   ========                    ========

------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)

                                           Three Months Ended June 30        Six Months Ended June 30
                                           ---------------------------       ------------------------

                                               1996            1997            1996           1997
                                               ----            ----            ----           ----
Net Sales                                    $2,020.5        $2,140.8        $3,993.2        $4,256.1
Revenue from Lease Financing
  and Other Income                               49.0            75.5           112.5           211.4
                                             --------        --------        --------        --------

                                              2,069.5         2,216.3         4,105.7         4,467.5
                                             --------        --------        --------        --------
Costs and Expenses

  Cost of Sales                               1,700.0         1,825.1         3,377.3         3,646.4
  Selling, General and
    Administrative Expenses                     190.2           187.6           372.0           380.6
  Interest Expense                               37.0            49.7            75.5            97.9
                                             --------        --------        --------        --------

                                              1,927.2         2,062.4         3,824.8         4,124.9
                                             --------        --------        --------        --------

Income Before Income Taxes                      142.3           153.9           280.9           342.6
Estimated Taxes on Income                       (49.4)          (60.7)         (103.4)         (157.3)
Minority Interest                                (7.0)           (6.2)          (15.0)          (11.8)
Equity in Earnings of Affiliates                  5.6             6.8             7.7            12.9
                                             --------        --------        --------        --------

Net Income                                   $   91.5        $   93.8        $  170.2        $  186.4
                                             ========        ========        ========        ========

Net Income Per Common Share                  $    .90        $    .90        $   1.68        $   1.80
                                             ========        ========        ========        ========


Dividends Declared and Paid per
  Common Share                               $    .25        $    .25        $    .48        $    .50

Average Number of Shares Outstanding            101.6           103.8           101.6           103.8

------
                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)

                                                                         Six Months Ended June 30
                                                                         ------------------------

                                                                        1996                         1997
                                                                        ----                         ----
Net Income                                                             $170.2                      $186.4
Depreciation and Amortization                                           131.0                       168.7
Working Capital Change and Other                                        (14.1)                      (90.5)
                                                                       ------                      ------
          Net Cash Flows from Operating Activities                      287.1                       264.6
                                                                       ------                      ------


Purchases of Property, Plant and Equipment                             (160.5)                     (169.4)
Purchases of Assets to be Leased                                       (206.0)                     (236.7)
Payments Received on Leases and Loans                                   150.2                       158.0
Acquisitions                                                            (51.5)                     (475.8)
Divestitures                                                             10.9                       152.0
Other                                                                    14.3                        (0.1)
                                                                       ------                      ------
          Net Cash Flows-Investing Activities                          (242.6)                     (572.0)
                                                                       ------                      ------


Net Change in Short-Term Debt                                           (28.2)                      (95.9)
Proceeds from Long-Term Debt                                            220.4                       700.3
Payments on Long-Term Debt                                             (203.0)                     (300.2)
Dividends Paid                                                          (48.8)                      (51.9)
Other                                                                     3.2                         7.1
                                                                       ------                      ------
          Net Cash Flows-Financing Activities                           (56.4)                      259.4
                                                                       -------                     ------

          Net Change in Cash and Cash Equivalents                       (11.9)                      (48.0)
          Cash and Cash Equivalents-beginning of year                    66.6                       227.8
                                                                       ------                      ------
          Cash and Cash Equivalents-end of period                      $ 54.7                      $179.8
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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Dana Credit Corporation (DCC), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):

                                                           DANA CREDIT CORPORATION

                                        Three Months Ended June 30          Six Months Ended June 30
                                        --------------------------          ------------------------
                                          1996              1997               1996            1997
                                          ----              ----               ----            ----
                Revenue                  $58.2             $78.8              $118.2         $142.3
                Net Income                 8.4              10.5                15.9           18.0

                                         December 31, 1996                             June 30, 1997
                                         -----------------                             -------------

                Total Assets                  $1,669.2                                    $1,749.4
                Total Liabilities              1,545.3                                     1,615.9
                                              --------                                    --------

                Shareholder's Equity          $  123.9                                    $  133.5
                                              ========                                    ========


3. In February 1997, Dana acquired the assets of Clark-Hurth Components, a worldwide manufacturer of off-highway vehicle and equipment components, and the worldwide piston ring and cylinder liner operations and assets of SPX Corporation. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

4. In March 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc. for pound sterling 103 (U.S. $164) resulting in an after-tax gain of $45 (44 cents per share).

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

------

6. In July, 1997, Dana announced, subject to regulatory approval, agreements to purchase the global axle and brake business of Eaton Corporation for $287 and to sell its worldwide vehicular clutch business to Eaton for $180. The sale will result in an after-tax gain of approximately $70 (67 cents per share) when completed.

7. Dana has announced the closing of its Berwick, Pa. facility and the sale of its operating assets. The estimated after-tax cost of closing, $5 (five cents per share), was charged to earnings in the second quarter.

ITEM 2.
-------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

------------------------------------------
     CASH FLOWS FROM OPERATIONS
                  FOR
        SIX MONTHS ENDED JUNE 30
------------------------------------------
          1995           $  79
------------------------------------------
          1996             287
------------------------------------------
          1997             265
------------------------------------------

         Net cash provided by operating activities decreased $22 for the six months ended June 30, 1997 when compared to the same six months in 1996. This decrease is primarily due to increased working capital requirements which more than offset the increases in net income and depreciation and amortization expenses.

---------------------------------------------------------
                  CAPITAL EXPENDITURES
---------------------------------------------------------
                   SIX MONTHS ENDED       YEAR ENDED
                       JUNE 30           DECEMBER 31
---------------------------------------------------------
      1995               $168                $410
---------------------------------------------------------
      1996                161                 357
---------------------------------------------------------
      1997                169                 380*
---------------------------------------------------------

*Projected

         Net cash of $572 used in investing activities includes $324 relating to the acquisitions of the assets of Clark-Hurth Components (CH) and the piston and cylinder liner operations of SPX Corporation (SPD), offset by the divestiture of the European warehouse distribution operations. Capital expenditures were $8 higher than in 1996 with slightly higher spending anticipated in the second six months of the year. The Company currently anticipates an increase of approximately $23 in capital spending for 1997. Net purchases of assets to be leased(purchases less principal payments on leases and loans) were $79 in 1997, an increase of $23 over 1996.

         Financing activities provided net cash of $259, primarily to support the acquisitions of CH and SPD. Total consolidated debt increased $331 over December 31, 1996. DCC's debt increased $48 over year end 1996.

         Dana utilizes short-term committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling approximately $1.4 billion at June 30, 1997, while DCC's lines were $887. Dana's strong cash flows from operations, together with sufficient worldwide credit facilities, are expected to provide adequate liquidity to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for 1997.

---------------------------------------------------

(in Millions)

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of June 30, 1997 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the timing of the cash flows for these liabilities is reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At June 30, 1997, the Company accruals were $58 for product liability costs (products) and $55, including $11 relating to acquisitions, for environmental liability costs (environmental), compared to $65 for products and $47 for environmental at December 31, 1996. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $17 for products and $1 for environmental at June 30, 1997, unchanged since December 31, 1996. Probable recoveries of $37 for products and $10 for environmental from insurance or third parties have been recorded as assets at June 30, 1997, compared to $39 for products and $10 for environmental at December 31, 1996.

------

Results of Operations (Second Quarter 1997 vs Second Quarter 1996)
------------------------------------------------------------------

(in Millions)

---------------------------------------------------
               SECOND QUARTER SALES
---------------------------------------------------
                                            %
                    1996       1997       CHANGE
---------------------------------------------------
      U.S.        $ 1,454     $1,538        6
---------------------------------------------------
 International        566        603        7
---------------------------------------------------
     Total         $2,020     $2,141        6
---------------------------------------------------

         Sales for the second quarter of $2,141 exceeded 1996 second quarter sales by $121 or 6%. During 1997, sales of companies acquired, net of the European divestiture, amounted to $109 of the increase. On a comparable basis the sales increased 1% during the quarter. International sales increased $37 or 7% with $21 related to acquisitions, net of the European divestiture. The $84 million, 6%, increase in U.S. sales for the second quarter was primarily due to acquisitions. U.S. sales on a comparable basis remained even with the second quarter of 1996, even though such sales were negatively impacted by work stoppages at two major customers.

---------------------------------------------------------
             SECOND QUARTER SALES BY REGION
---------------------------------------------------------
                                                  %
       REGION             1996       1997       CHANGE
---------------------------------------------------------
   North America         $1,554     $1,630         5
---------------------------------------------------------
       Europe               269        292         9
---------------------------------------------------------
   South America            150        168        12
---------------------------------------------------------
    Asia Pacific             47         51         9
---------------------------------------------------------

         The work stoppages impacted domestic light truck and sport utility vehicle component sales for the quarter, which were down 3% from 1996. U.S. sales of heavy truck OE components rose 5% over last year. As a result of acquisitions, worldwide sales to manufacturers of off-highway vehicles increased 57% and passenger car OE sales grew 22%.

         Dana's second-quarter international distribution business declined 18% due to the sale of the European distribution business in the first quarter, while U.S. distribution sales increased 3%. Excluding the effect of the acquisitions and the European divestiture, international distribution sales increased 15%, U.S. sales decreased 4% and worldwide sales increased 2%.

         Revenue from lease financing and other income increased $27 over the second quarter 1996. Contributing to the increase were higher interest income and the sale of an investment in a leveraged lease by DCC.

         Dana's gross margin for the second quarter was 14.7% compared to 15.9% in 1996 and operating margin declined from 6.4% in 1996 to 6.0% in 1997. These margins were adversely affected by the work stoppages at two of our major customers and the $9 charge related to the Berwick, Pa. plant closing.

         Selling, general and administrative expenses (SG&A) decreased $3 in 1997. The European divestiture was a significant reason for the decrease, partially offset by the effect of the acquisitions. The ratio of SG&A expense to sales improved from 9.4% in 1996 to 8.8% in 1997.

------

Results of Operations (Second Quarter 1997 vs Second Quarter 1996)
------------------------------------------------------------------

(in Millions)

         Interest expense was $13 higher than last year due to higher average debt levels related to acquisitions.

         Dana's second quarter 1997 effective tax rate was 39% compared to 35% for 1996's second quarter. The 1996 rate reflects a lower effective rate for a Brazilian subsidiary.

         Equity in earnings of affiliates increased $1 in 1997, the net effect of higher earnings of the Company's affiliates in Mexico and lower earnings of a South American affiliate.

         The Company reported record second quarter profit of $94, a 3% increase over 1996. Despite second-quarter work stoppages at two major customers, earnings per share totaled 90 cents, level with the second quarter of 1996.



Results of Operations (Six Months 1997 vs Six Months 1996)
----------------------------------------------------------


---------------------------------------------------
        SALES FOR SIX MONTHS ENDED JUNE 30
---------------------------------------------------
                                            %
                    1996       1997       CHANGE
---------------------------------------------------
      U.S.         $2,889     $3,066        6
---------------------------------------------------
 International      1,104      1,190        8
---------------------------------------------------
     Total         $3,993     $4,256        7
---------------------------------------------------

         Dana's worldwide sales of $4,256 for the first six months of 1997 were 7% higher than the same period last year. Excluding the effect of acquisitions and the European divestiture, sales increased $67 or 2% despite second-quarter work stoppages at two major customers. Global sales of light truck components (for sport utility vehicles, pick-up trucks and vans) to original equipment manufacturers were 8% above Dana's strong performance during the same period in 1996.

         Dana's international operations increased sales 8% over 1996, with acquisitions adding $64 or 6% net of the European divestiture. Excluding these items, sales increased $23 or 2% in 1997. U.S. sales increased 6% over 1996, with acquisitions adding $132 or 4%. Excluding the effect of acquisitions, U.S. sales increased $44 or 2% in 1997. U.S. sales of heavy truck OE components, which strengthened in the second quarter, were still down 3% for the six months. Fueled by Dana's first-quarter acquisitions, sales to global manufacturers of off-highway vehicles were up 37% and worldwide sales to passenger car makers were up 20%. Excluding the effect of acquisitions, worldwide sales to global manufacturers of off-highway vehicles decreased 5% and worldwide sales to passenger car makers were down 2%.

------

Results of Operations (Six Months 1997 vs Six Months 1996)
----------------------------------------------------------

(in Millions)

-----------------------------------------------------
    SALES BY REGION FOR SIX MONTHS ENDED JUNE 30
-----------------------------------------------------
                                              %
      REGION          1996       1997       CHANGE
-----------------------------------------------------
  North America      $3,083     $3,247          5
-----------------------------------------------------
      Europe            555        610         10
-----------------------------------------------------
  South America         263        303         15
-----------------------------------------------------
   Asia Pacific          92         96          4
-----------------------------------------------------

         All regions reported increased sales over the comparable period in 1996. The European and South American sales continued to grow in the six-month period as the Company concentrated on international growth of its core businesses, particularly through acquisitions. North American sales were also higher in part from the ongoing demand for light truck and sport utility vehicles.

         Dana's worldwide distribution business decreased 1% over the 1996 period, primarily due to the disposition of the European warehouse distribution business. Automotive distribution sales were down 11% (due to the distribution business disposition). Truck parts distribution was up 12% and off-highway/industrial distribution increased 8%. On a comparable basis, worldwide distribution sales increased 2%, automotive distribution sales decreased 1%, truck parts distribution increased 11% and off-highway/industrial distribution was even with 1996.

         Revenue from lease financing and other income increased $99 in 1997. Contributing to the increase were $76 of other income relating to the divestiture of the European warehouse distribution operations, $13 from the sale of an investment in a leveraged lease by DCC and increased lease-related revenue at DCC.

         Dana's gross margin for the first six months of 1997 was 14.3%, compared to 15.4% in 1996. Charges to cost of sales of $26 related to the rationalization plan at the Company's Perfect Circle Europe operations in France and $9 related to the estimated cost of closing the Berwick, Pa. plant as well as the effect of work stoppages at two of Dana's major customers were the primary reasons for the decline in gross margin. Excluding these charges and the estimated effect of the work stoppages, gross margin would have been comparable to 1996.

         SG&A increased 2% in 1997. The increase due to acquisitions was substantially offset by the effect of the European divestiture. The ratio of SG&A expense to sales improved from 9.3% in 1996 to 8.9% in 1997.

         Dana's operating margin for the six-month period was 5.4% in 1997 versus 6.1% in 1996. Excluding the charges for the European rationalization plan and the plant closing and the estimated effect of work stoppages, Dana's 1997 operating margin would have improved over 1996.

         Interest expense increased $22 over the six-month period in 1996, primarily due to higher average debt levels associated with acquisitions.

------

Results of Operations (Six Months 1997 vs Six Months 1996)
----------------------------------------------------------

(in Millions)

         Dana's effective tax rate for the first half of 1997 was 46% compared to 37% for 1996's first six months. The effective rate is higher due to the provision of a valuation reserve for tax benefits previously recorded in France and the valuation reserve for tax benefits associated with the expenses recorded for the rationalization plan at its Perfect Circle Europe operations.

         Minority interest in net income of subsidiaries decreased $3, primarily due to the lower earnings recorded by Dana's majority-owned subsidiary in Brazil.

         Equity in earnings of affiliates was higher in 1997 by $5, primarily due to higher earnings of the Company's affiliates in Mexico, which were partially offset by lower earnings of affiliates in Korea and South America.

         The Company reported profit of $186, an increase of $16 or 9% from 1996. Earnings per share increased 7% over the first six months of 1996. The earnings for 1997 included a $45 after-tax gain on the sale of the European warehouse operations and charges of $36 for the rationalization plan of the Perfect Circle Europe operations and $5 for the Berwick, Pa. plant closing. Earnings were also negatively impacted by the work stoppages at two of Dana's major customers.

         With the strikes at two of Dana's largest customers resolved, production of U.S. light trucks and sport utility vehicles is expected to continue with volumes similar to the second half of 1996. The domestic heavy truck market showed some improvement in the second quarter of 1997 and is expected to continue this slight improvement for the remainder of the year.

         Dana recently announced several major steps to rationalize its business portfolio worldwide and to focus more sharply on its core businesses. These plans include selling its global vehicular clutch business to Eaton Corporation and purchasing Eaton's worldwide axle and brake operations; selling its transmission business to a unit of its Mexican affiliate Spicer, S.A. de C.V. and selling its global hydraulic cylinder manufacturing operations. These are the latest in a series of strategic moves aimed at sharpening Dana's focus on its core businesses - axles, driveshafts, structural components, sealing products, filtration products, industrial products, engine products, and leasing services.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------

          a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report

          b)   Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K on July 22, 1997, to report that it had signed agreements with Eaton Corporation to sell its clutch business to Eaton and to purchase Eaton's axle and brake operations.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   DANA CORPORATION

Date: August 4, 1997                               /s/ John S. Simpson
--------------------                               ----------------------------
                                                   John S. Simpson
                                                   Chief Financial Officer

                                                   Duly Authorized Officer and
                                                   Principal Financial Officer.


                                  EXHIBIT INDEX
                                  -------------
Exhibit
-------

10-E(2)           First Amendment to the Dana Corporation 1997 Stock Option
                  Plan, dated February 10, 1997

10-G(2) Second Amendment to the Dana Corporation Retirement Plan, effective June 1, 1996

10-H              Directors Retirement Plan, amended effective December 31, 1996

10-J(8)           Amendment No. 3 dated December 9, 1996, to the Employment
                  Agreement between Registrant and Southwood J. Morcott.
                  Substantially similar amendments were made to the Employment
                  Agreements of Messrs. Hirsch, Magliochetti,  and Strobel.

27                Financial Data Schedule

