Form 10-Q
period 1997-09-30
DANA CORP
filed 1997-11-14
CIK 26780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    [ x ]      Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                             Commission
For the Quarterly Period Ended  September 30, 1997           File Number 1-1063
                                ------------------                       ------


                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Virginia                                           34-4361040
----------------------------------                      ----------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification Number)


   4500 Dorr Street, Toledo, Ohio                             43615
----------------------------------                      ----------------------
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


                              Yes   X     No
                                   ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding at September 30, 1997
-----------------------------------     -----------------------------------
    Common stock, $1 par value                      105,022,373

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

Part I.  Financial Information

                  Item 1.   Financial Statements

                            Condensed Balance Sheet
                                 December 31, 1996 and
                                 September 30, 1997                                    3

                            Statement of Income
                                 Three Months and Nine Months Ended
                                 September 30, 1996 and 1997                           4

                            Condensed Statement of Cash Flows
                                 Nine Months Ended
                                 September 30, 1996 and 1997                           5

                            Notes to Condensed Financial Statements                  6-7

                  Item 2.   Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                           8-14



Part II. Other Information

                  Item 1.   Legal Proceedings                                         15
                  Item 6.   Exhibits and Reports on Form 8-K                          16


Signature                                                                             17

Exhibit Index                                                                         18

                          PART I. FINANCIAL INFORMATION



ITEM 1.                         DANA CORPORATION
------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)


                     Assets                  December 31, 1996  September 30, 1997
                     ------                  -----------------  -------------------

Cash and Cash Equivalents                         $  227.8          $  355.5
Accounts Receivable
  Trade                                            1,026.7           1,196.0
  Other                                               42.4             141.1
Inventories
  Raw Materials                                      209.9             248.1
  Work in Process and Finished Goods                 703.0             674.7
Lease Financing                                    1,167.3           1,246.0
Investments and Other Assets                         958.1           1,226.9
Property, Plant and Equipment                      3,642.0           3,843.9
Less:  Accumulated Depreciation                    1,817.2           1,869.8
                                                  --------          --------

                  Total Assets                    $6,160.0          $7,062.4
                                                  ========          ========



  Liabilities and Shareholders' Equity
  ------------------------------------

Accounts Payable and Other Liabilities            $1,196.8          $1,574.2
Short-Term Debt                                      640.3             457.9
Long-Term Debt                                     1,697.7           2,130.2
Deferred Employee Benefits                         1,025.6           1,071.1
Minority Interest                                    170.9             174.0
Shareholders' Equity                               1,428.7           1,655.0
                                                  --------          --------

                  Total Liabilities and
                    Shareholders' Equity          $6,160.0          $7,062.4
                                                  ========          ========

------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                      Three Months Ended                       Nine Months Ended
                                                      ------------------                       -----------------
                                                         September 30                            September 30
                                                         ------------                            ------------

                                                     1996             1997                    1996             1997
                                                     ----             ----                    ----             ----

Net Sales                                         $   1,815.8      $   1,960.7              $  5,809.0      $   6,216.8
Revenue from Lease Financing
  and Other Income                                       48.7            175.3                   161.2            386.7
                                                  -----------      -----------              ----------      -----------

                                                      1,864.5          2,136.0                 5,970.2          6,603.5
                                                  -----------      -----------              ----------      -----------
Costs and Expenses
  Cost of Sales                                       1,536.0          1,715.4                 4,913.3          5,361.8
  Selling, General and
    Administrative Expenses                             179.5            184.6                   551.5            565.2
  Interest Expense                                       40.9             46.3                   116.4            144.2
                                                  -----------      -----------              ----------      -----------

                                                      1,756.4          1,946.3                 5,581.2          6,071.2
                                                  -----------      -----------              ----------      -----------

Income Before Income Taxes                              108.1            189.7                   389.0            532.3
Estimated Taxes on Income                               (36.4)           (94.6)                 (139.8)          (251.9)
Minority Interest                                       (10.1)            (8.2)                  (25.1)           (20.0)
Equity in Earnings of Affiliates                          3.6             11.4                    11.3             24.3
                                                  -----------      -----------              ----------      -----------


Net Income                                        $      65.2      $      98.3              $    235.4     $      284.7
                                                  ===========      ===========              ==========     ============

Net Income Per Common Share                       $       .64      $       .93              $     2.32     $       2.73
                                                  ===========      ===========              ==========     ============


Dividends Declared and Paid per
  Common Share                                           $.25             $.27                    $.73             $.77

Average Number of Shares Outstanding                    101.7            104.1                   101.7            104.1

------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)



                                                            Nine Months Ended September 30
                                                            ------------------------------

                                                                1996             1997
                                                                ----             ----

Net Income                                                     $235.4           $284.7
Depreciation and Amortization                                   203.8            254.0
Working Capital Change and Other                                 (3.5)           (92.1)
                                                               ------           ------
          Net Cash Flows from Operating Activities              435.7            446.6
                                                               ------           ------


Purchases of Property, Plant and Equipment                     (267.0)          (266.6)
Purchases of Assets to be Leased                               (296.9)          (331.3)
Payments Received on Leases and Loans                           212.9            308.5
Acquisitions                                                    (51.5)          (475.8)
Divestitures                                                     10.9            362.0
Other                                                             5.8            (80.2)
                                                               ------           ------
          Net Cash Flows-Investing Activities                  (385.8)          (483.4)
                                                               ------           ------


Net Change in Short-Term Debt                                    41.8           (216.5)
Proceeds from Long-Term Debt                                    347.5            798.5
Payments on Long-Term Debt                                     (319.5)          (355.7)
Dividends Paid                                                  (74.2)           (80.2)
Other                                                             4.4             18.4
                                                               ------           ------
          Net Cash Flows-Financing Activities                      --            164.5
                                                               ------           ------


          Net Change in Cash and Cash Equivalents                49.9            127.7
          Cash and Cash Equivalents-beginning of year            66.6            227.8
                                                               ------           ------
          Cash and Cash Equivalents-end of period              $116.5           $355.5
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

2. In accordance with generally accepted accounting principles, Dana's wholly-owned financial subsidiary, Dana Credit Corporation (DCC), is included in the consolidated financial statements. The following is a recap of the revenue, net income, total assets, total liabilities and shareholder's equity of this subsidiary (unaudited):


                                                       DANA CREDIT CORPORATION
                                                       -----------------------

                                           Three Months Ended                   Nine Months Ended
                                           ------------------                   -----------------
                                              September 30                         September 30
                                              ------------                         ------------

                                        1996              1997                  1996          1997
                                        ----              ----                  ----          ----

                Revenue                $  56.1          $   58.1              $   174.3      $ 200.4
                Net Income                 6.7               6.6                   22.6         24.6

                                         December 31, 1996                  September 30, 1997
                                         -----------------                  ------------------

                Total Assets                 $   1,669.2                        $  1,719.8
                Total Liabilities                1,545.3                           1,584.4
                                             -----------                        ----------

                Shareholder's Equity         $     123.9                        $    135.4
                                             ===========                        ==========


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

4. In the first quarter of 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc for 103 pounds (U.S. $164). The sale resulted in an after-tax gain of $45 (44 cents per share). In addition, the Company initiated a rationalization plan at its Perfect Circle Europe operations resulting in a charge of $36 (35 cents per share). The plan includes the sale of its Liancourt piston manufacturing facility, the reorganization of its Dreux piston ring machining operation, the sale of its Distribution France operation, and the downsizing and relocation of its division office.

5. In July 1997, Dana announced, subject to regulatory approval, agreements to purchase the global axle and brake business of Eaton Corporation for $287 and to sell its worldwide vehicular clutch business to Eaton for $180.

6. Dana announced the closing of its Berwick, Pa. facility and the sale of its operating assets. The estimated after-tax cost of closing, $5 (five cents per share), was charged to earnings in the second quarter of 1997.

7. In the third quarter of 1997, Dana recognized an after-tax gain of $70 (67 cents per share) on the sale of its vehicular clutch business to Eaton; regulatory review of the axle and brake transaction is currently ongoing. In addition, Dana recorded non-recurring charges totaling $51 (50 cents per share). This amount included $22 (21 cents per share) resulting from the rationalization of Dana's Parish facilities in Reading, Pa. and $20 (20 cents per share) related to deferred tax benefits not expected to be utilized due to the ongoing rationalization of Dana's Perfect Circle Europe operations in France.

8. In October 1997, the Company completed the sale of its flat rubber products operations at Paragould, Ark. to a unit of Coltec Industries Inc. The $9 after-tax gain resulting from the sale will be recorded in the fourth quarter. In November 1997, the Company completed the sale of its 49% interest in its Korean joint venture, Korea Spicer Corporation, to Sung Shin Cement Industrial Co., Ltd., its joint venture partner. The transaction resulted in an after-tax gain of $18, which will be recorded in the fourth quarter.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


         During 1997, Dana has taken a number of major steps to focus more sharply on its core businesses. These moves, which include acquisitions, divestitures and the restructuring of certain operations, are aimed at better serving Dana's global customers through its six strategic business units - automotive components, engine components, heavy truck components, off-highway components, industrial components, and leasing services.

         In February, Dana acquired the assets of Clark-Hurth Components (CH), a worldwide manufacturer of off-highway vehicle and equipment components, and the worldwide piston ring and cylinder liner operations of SPX Corporation (SPD). In March, Dana completed the sale of its automotive warehouse distribution business in the United Kingdom, the Netherlands and Portugal to Partco Group plc. In July, Dana announced, subject to regulatory approval, agreements to purchase the global axle and brake business of Eaton Corporation and to sell its worldwide vehicular clutch business to Eaton. The sale of the clutch business was completed at the end of August; regulatory review of the axle and brake transaction is currently ongoing. And finally, in September and October, the Company completed the sale of its transmission business to a unit of Dana's Mexican affiliate, Spicer S.A. de C.V., and its flat rubber business to a unit of Coltec Industries Inc., respectively.

         In addition to these acquisition and divestiture activities, Dana has initiated various restructuring plans. In the first quarter, the Company implemented a rationalization plan at its Perfect Circle Europe operations. The plan includes the sale of a piston manufacturing facility, the reorganization of a separate piston ring machining operation, the sale of its Distribution France operation, and the downsizing and relocation of its division office. Late in the second quarter, Dana announced the closing of its Berwick, Pa. spring manufacturing facility. Plans announced in the third quarter included the restructuring of the Company's structural components facilities in Reading, Pa., its Light Axle Group in England, and a Wix Filtration plant in Canada.

         These activities are a part of Dana's ongoing strategy to realign and strengthen its worldwide business portfolio. Further strategic moves are anticipated in the coming months, as the Company continues to elevate the performance of its assets.

Liquidity and Capital Resources
-------------------------------

(in Millions)

------------------------------------------
       CASH FLOWS FROM OPERATIONS
            FOR NINE MONTHS
           ENDED SEPTEMBER 30                           Net cash provided by operating
------------------------------------------       activities increased $11 for the nine
                                                 months ended September 30, 1997 when
          1995                  $204             compared to the same nine months in 1996.
-------------------------- ---------------       This increase reflects the fact that
          1996                   436             higher amounts of net income and
-------------------------- ---------------       depreciation and amortization expenses
          1997                   447             were generally offset by increased
-------------------------- ---------------       working capital requirements.

        -------------------------------------------

(in Millions)

---------------------------------------------------------
                  CAPITAL EXPENDITURES
---------------------------------------------------------
                  NINE MONTHS ENDED       YEAR ENDED
                     SEPTEMBER 30        DECEMBER 31
----------------- ------------------- -------------------
      1995               $230                $410
----------------- ------------------- -------------------
      1996                267                 357
----------------- ------------------- -------------------
      1997                267                 385*
----------------- ------------------- -------------------

*Projected

         Net cash of $483 used in investing activities includes the acquisitions of CH and SPD as well as the divestitures of the European warehouse distribution operations, the vehicular clutch operations and the transmission business. Capital expenditures were level with the 1996 nine-month period with higher spending projected in the fourth quarter of 1997 versus last year. The Company currently anticipates an increase of approximately $28 in capital spending for 1997. DCC's net purchases of leased assets (purchases less principal payments on leases and loans) were $23 in 1997, a decrease of $61 from 1996.

         Financing activities provided net cash of $165. Total consolidated debt increased $250 since December 31, 1996, primarily to support the acquisitions of CH and SPD. Cash received from third-quarter divestitures has helped reduce total debt $81 since the end of the second quarter. DCC's debt increased $4 over year-end 1996.

         Dana utilizes short-term committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling approximately $1.4 billion at the end of the third quarter 1997, while DCC's lines were $876. Dana's strong cash flows from operations, together with worldwide credit facilities, are expected to provide adequate liquidity to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the balance of 1997.

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of September 30, 1997 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the cash flows related to such liabilities are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation and other societal and economic factors. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At September 30, 1997, the Company's accruals were $54 for product liability costs (products) and $54, including $15 relating to acquisitions, for environmental liability costs (environmental), compared to $65 for products and $47 for environmental at December 31, 1996. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $17 for products and $1 for environmental at September 30, 1997, unchanged since December 31, 1996. Probable recoveries of $31 for products and $10 for environmental from insurance or third parties have been recorded as assets at September 30, 1997, compared to $39 for products and $10 for environmental at December 31, 1996.

-------

Results of Operations (Third Quarter 1997 vs Third Quarter 1996)
----------------------------------------------------------------

(in Millions)

---------------------------------------------------
               THIRD QUARTER SALES
---------------------------------------------------
                                            %
                    1996       1997       CHANGE
----------------- ---------- ---------- -----------
      U.S.        $ 1,283     $1,411        10
----------------- ---------- ---------- -----------
 International        533        550         3
----------------- ---------- ---------- -----------
     Total         $1,816     $1,961         8
----------------- ---------- ---------- -----------


         Worldwide sales of $1,961 in the third quarter surpassed the record third quarter of 1996 by $145 or 8%. Sales of companies acquired, net of divestitures, accounted for $49 of the increase. On a comparable basis, sales increased $96 or 5% during the quarter. Dana's U.S. sales increased 10% over 1996. U.S. sales on a comparable basis, excluding acquisitions and divestitures, exceeded the 1996 third quarter by $72 or 6%. Sales from Dana's international operations increased 3% over 1996, with the impact of divestitures slightly exceeding that of acquisitions.

---------------------------------------------------------
             THIRD QUARTER SALES BY REGION
---------------------------------------------------------
                                                 %
       REGION           1996       1997        CHANGE
--------------------- ---------- ---------- -------------
   North America         $1,360     $1,493        10
--------------------- ---------- ---------- -------------
       Europe               255        241        -5
--------------------- ---------- ---------- -------------
   South America            153        180        18
--------------------- ---------- ---------- -------------
    Asia Pacific             48         47        -2
--------------------- ---------- ---------- -------------

         Sales in North America increased 10% in the third quarter, with off-highway and heavy axle experiencing the largest increases; nearly half of the incremental sales resulted from acquisitions. The 5% decline in Europe is primarily the net effect of acquisitions and divestitures. Improvement in passenger car distribution sales helped the South American operations register an 18% increase over 1996 sales.

         U.S. sales of light truck and sport utility vehicle components increased 5% over a record 1996 third quarter. U.S. sales of heavy truck OE components rose 12% over last year. As a result of acquisitions, worldwide sales to manufacturers of off-highway vehicles increased 61% and passenger car OE sales grew 14%.

         Dana's third-quarter international distribution business declined 19% due to the sale of the European distribution business in the first quarter, while U.S. distribution sales increased 2%. Excluding the effect of the acquisitions and divestitures, international distribution sales increased 14%, U.S. sales decreased 4% and worldwide sales increased 1%.

         Revenue from lease financing and other income increased $127 over the third quarter of 1996. Contributing to this increase was a $119 gain from the divestiture of the vehicular clutch operations.

         Dana's reported gross margin for the third quarter was 12.5%, compared to 15.4% in 1996. Charges to cost of sales during the third quarter of 1997 consisted of $39 resulting from restructuring at Dana's Parish facilities in Reading, Pa.; $8 related to the restructuring of the Light Axle Europe Group in Birmingham, England; and $2 related to closing the Spicer Transmission Division office in Toledo, Ohio, and consolidating the Perfect Circle Sealed Power Division facilities in the United States. Excluding these charges, Dana's gross margin was 15.0%. If the effect of the acquisitions and divestitures were also excluded, Dana's gross margin would have been 15.7%.

-------

Results of Operations (Third Quarter 1997 vs Third Quarter 1996)
----------------------------------------------------------------

(in Millions)

         Selling, general and administrative (SG&A) expenses increased $5 in 1997. The net impact of acquisitions and divestitures and slightly higher expenses at DCC contributed to the increase. SG&A expenses also include $2 of restructuring charges related to rationalizing the Wix Filtration Products Division plant in Pickering, Ontario; closing the Spicer Transmission Division office in Toledo, Ohio; and consolidating the Perfect Circle Sealed Power Division facilities in the United States. SG&A expenses as a percentage of sales improved from 9.9% in 1996 to 9.4% in 1997.

         Dana's operating margin for the third quarter of 1997 was 3.1% compared to 5.5% in 1996. Excluding the non-recurring charges of $51 associated with the restructuring and rationalization programs, Dana's operating margin was 5.7%. Operating margin was not affected by the net impact of acquisitions and divestitures.

         Interest expense was $5 higher than last year due to higher average debt levels related to acquisitions.

         Dana's third quarter 1997 effective tax rate was 50% compared to 34% for 1996's third quarter. A charge of $20 was recorded in the 1997 third quarter related to deferred tax benefits that are not expected to be utilized due to the ongoing rationalization of Dana's Perfect Circle Europe operations in France.


         Minority interest in net income of subsidiaries decreased $2, primarily due to the lower earnings recorded by Dana's majority-owned subsidiary in Brazil.


         Equity in earnings of affiliates was higher in 1997 than 1996 by $8, primarily due to higher earnings of the Company's affiliates in Mexico and South America.

         The Company reported record third quarter profit of $98, which included a $70 after-tax gain on the sale of the vehicular clutch business, the restructuring charges of $51 ($31 after tax) and the deferred tax adjustment of $20 discussed above.


Results of Operations (Nine Months 1997 vs Nine Months 1996)
-------------------------------------------------------------


---------------------------------------------------
              SALES FOR NINE MONTHS
                ENDED SEPTEMBER 30
---------------------------------------------------
                                            %
                    1996       1997       CHANGE
----------------- ---------- ---------- -----------
      U.S.         $4,173     $4,477        7
----------------- ---------- ---------- -----------
 International      1,636      1,740        6
----------------- ---------- ---------- -----------
     Total         $5,809     $6,217        7
----------------- ---------- ---------- -----------


         Dana's worldwide sales of $6,217 for the first nine months of 1997 were 7% higher than the same period last year. Excluding the effect of acquisitions and divestitures, sales increased $177 or 3%. Global sales of light truck components (for sport utility vehicles, pick-up trucks and vans) to original equipment manufacturers were 6% above Dana's strong performance during the same period in 1996.

-------

Results of Operations (Nine Months 1997 vs Nine Months 1996)
------------------------------------------------------------

(in Millions)

         U.S. sales increased 7% over 1996 with acquisitions, net of divestitures, adding $191 or 4%. Excluding the effect of acquisitions and divestitures, U.S. sales increased $113 or 3%. U.S. sales of heavy truck OE components, which started to rebound in the second quarter, were up 1%. Dana's international operations increased sales 6% over 1996, with acquisitions, net of divestitures, adding $40 or 2%. Excluding these items, sales were $64 or 4% above last year's levels. Fueled by Dana's first-quarter acquisitions, sales to global manufacturers of off-highway vehicles were up 44%, with increases coming from both agricultural and construction machinery customers. Additionally, worldwide sales to passenger car makers were up 18% over the comparable period last year. Excluding the effect of acquisitions, worldwide sales to global manufacturers of off-highway vehicles decreased 3% and worldwide sales to passenger car makers were even with last year.

         Dana's worldwide distribution business decreased 2% over the 1996 period, primarily due to the disposition of the European warehouse distribution business. Automotive distribution sales were down 14% due to the disposition. Truck parts distribution was up 9% and off-highway/industrial distribution increased 10%.


-----------------------------------------------------
               SALES FOR NINE MONTHS
            ENDED SEPTEMBER 30 BY REGION
-----------------------------------------------------
                                               %
    REGION            1996        1997      CHANGE
------------------- ---------- ----------- ----------
  North America       $4,443      $4,740       7
------------------- ---------- ----------- ----------
      Europe             810         851       5
------------------- ---------- ----------- ----------
  South America          416         483      16
------------------- ---------- ----------- ----------
   Asia Pacific          140         143       2
------------------- ---------- ----------- ----------


         All regions reported increased sales over the comparable period in 1996. European and South American sales continued to grow in the nine-month period as the Company concentrated on international growth of its core businesses, particularly through acquisitions. North American sales were also higher, in part from the ongoing demand for light truck and sport utility vehicles.


         Revenue from lease financing and other income increased $226 in 1997. Contributing to the increase were $76 of other income relating to the divestiture of the European warehouse distribution operations, a $119 gain from the sale of the vehicular clutch business, $13 from the sale of an investment in a leveraged lease by DCC and increased lease-related revenue at DCC.

         Dana's reported gross margin for the first nine months of 1997 was 13.8%, compared to 15.4% in 1996. Charges to cost of sales include $26 related to the rationalization plan at the Company's Perfect Circle Europe operations in France, $9 related to the estimated cost of closing the Berwick, Pa. plant, and the $49 of third-quarter restructuring charges previously identified. Excluding these charges, Dana's gross margin was 15.1%.


         SG&A expenses increased $14 or 2% in 1997. This increase resulted from the additional SG&A expenses related to acquisitions and the $2 of third-quarter restructuring charges being substantially offset by the effect of the European divestiture.


         Dana's operating margin for the nine-month period was 4.7% in 1997 versus 5.9% in 1996. Excluding the charges of $86 associated with the restructuring and rationalization programs, Dana's operating margin would have been 6.0%. Operating margin was not affected by the net impact of acquisitions and divestitures.

-------

Results of Operations (Nine Months 1997 vs Nine Months 1996)
------------------------------------------------------------

(in Millions)

         Interest expense increased $28 over the nine-month period in 1996 primarily due to higher average debt levels associated with acquisitions.

         Dana's effective tax rate for the nine months of 1997 was 47% compared to 36% for 1996's first nine months. The effective rate is higher due to the provision of a valuation reserve for tax benefits previously recorded in France and the valuation reserve for tax benefits associated with the expenses recorded for the rationalization plan at its Perfect Circle Europe operations.

         Minority interest in net income of subsidiaries decreased $5, primarily due to the lower earnings recorded by Dana's majority-owned subsidiary in Brazil.

         Equity in earnings of affiliates was higher in 1997 by $13, primarily due to higher earnings of the Company's affiliates in Mexico, which were partially offset by lower earnings of affiliates in Korea and South America.

         The Company reported record profit of $285, an increase of $49 or 21% from 1996. The earnings for 1997 included a $45 after-tax gain on the sale of the European warehouse operations and a $70 after-tax gain on the sale of the vehicular clutch business. Also included were charges of $36 for the rationalization plan of the Perfect Circle Europe operations, $5 for the Berwick, Pa. plant closing, and the third-quarter restructuring charges of $31 and deferred tax adjustment of $20 previously identified.

         Dana's sales to producers of light truck and sport utility vehicles through the first nine months of 1997 are slightly ahead of last year's record performance. The remainder of 1997 is expected to continue with volumes similar to the fourth quarter of 1996. Dana's year-to-date sales to the medium and heavy truck markets are up slightly over 1996. Due to the sale of the vehicular clutch operations and the transmission business, sales to these markets for all of 1997 are expected to be at or slightly below last year's levels. Off-highway sales are expected to continue well above last year's levels due to the acquisition of Clark-Hurth in the first quarter of 1997.

Restructuring and Rationalization Expenses
------------------------------------------

         The Company's management evaluates its operations on an ongoing basis to identify non-strategic and under-performing assets. Pursuant to these evaluations, management may develop restructuring and rationalization plans which result in abandonment, consolidation or relocation of operations. Upon implementation of these strategies, the estimated costs of implementation, including employee benefits, losses on disposal of assets and other expenses incidental to the restructuring activities, are charged to expense. Restructuring charges of $86 recorded in 1997 remain an accrued liability at September 30, 1997. Of this amount, $69 is anticipated to be settled in cash ($1 in 1997, $36 in 1998, and $32 thereafter). These expenditures generally represent employee separation costs for the approximately 1,600 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. It is anticipated that Dana's operations over the long term will benefit from these realignment strategies.

Subsequent Events
-----------------

         In October 1997, the Company completed the sale of its flat rubber products operations at Paragould, Ark. to a unit of Coltec Industries Inc. The $9 after-tax gain resulting from the sale will be recorded in the fourth quarter. In November 1997, the Company completed the sale of its 49% interest in its Korean joint venture, Korea Spicer Corporation, to Sung Shin
Cement Industrial Co., Ltd., its joint venture partner. The transaction resulted in an after-tax gain of $18, which will be recorded in the fourth quarter.

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

         Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to a company's business and are required to be reported in a company's annual and/or quarterly reports. The Company is not currently a party to any such proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------


          a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report.


          b)          Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter ended September 30, 1997, except as previously reported.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           DANA CORPORATION


Date: November 14, 1997                 /s/ John S. Simpson
      -----------------                 ------------------------------
                                        John S. Simpson
                                        Chief Financial Officer

                                        Duly Authorized Officer and
                                        Principal Financial Officer.