Form 10-K
period 1997-12-31
DANA CORP
filed 1998-02-27
CIK 26780

[DANA - LOGO]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997     Commission file number 1-1063
-------------------------------------------                            -------

                                DANA CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Virginia                                              34-4361040
-----------------------------                  -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


4500 Dorr Street, Toledo Ohio                                 43615
-------------------------------                 -------------------------------
(Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code   (419) 535-4500
                                                           --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
     Title of each class               which registered
------------------------------------   ------------------------------------
  Common Stock, $1 par value           New York, Pacific, London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                        -------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be flied by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                   -----     -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 13, 1998, was approximately $5,809,669,000.
                                                   ---------------

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 13, 1998, was 105,445,427 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Document                                     Where Incorporated
   --------------------------------------       ------------------------------
1. Proxy Statement dated February 27, 1998      Part III (Items 10, 11, 12, 13)
   for Annual Meeting of Shareholders
   to be held on April 1, 1998.
                                                Part I (Item 1)
2. Annual Report to Shareholders                Part II (Items 5, 6, 7, 8)
   for year ended December 31, 1997.            Part IV (Item 14)

-------------------------------------------------------------------------------
The Exhibit Index is located at pages 25-27 of the sequential numbering system.

                                     INDEX
                                     -----

                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                      10-K Pages
                                                                      ----------

Cover                                                                         1
Index                                                                         2
Part 1
----------

  Item 1 - Business                                                        3-10
  -----------------

     Geographical Areas, Markets, Customer Dependence,
     Products, Material Source and Supply, Seasonality, Backlog,
     Competition, Strategy, Patents and Trademarks, Research and Development, Employment, Environmental
     Compliance, and Executive Officers
     of the Registrant

  Item 2 - Properties                                                         11
  -------------------

  Item 3 - Legal Proceedings                                                  11
  --------------------------


  Item 4 - Submission of Matters to a Vote of
  --------------------------------------------
           Security Holders                                                   11
           ----------------

Part II
-------

  Item 5 - Market for Registrant's Common Equity and
  --------------------------------------------------
           Related Stockholder Matters                                        12
           ---------------------------

  Item 6 - Selected Financial Data                                            12
  ---------------------------------

  Item 7 - Management's Discussion and Analysis of
  ------------------------------------------------
           Financial Condition and Results of Operations                      12
           ---------------------------------------------

  Item 8 - Financial Statements and Supplementary Data                        12
  ----------------------------------------------------

  Item 9 - Changes in and Disagreements with Accountants on
  ----------------------------------------------------------
           Accounting and Financial Disclosure                                12
           ------------------------------------

Part III

  Item 10 - Directors and Executive Officers of the
  -------------------------------------------------
            Registrant                                                        13
            ---------

  Item 11 - Executive Compensation                                            13
  --------------------------------

  Item 12 - Security Ownership of Certain Beneficial
  --------------------------------------------------
            Owners and Management                                             13
            ---------------------

  Item 13 - Certain Relationships and Related Transactions                    13
  ---------------------------------------------------------

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
----------

                                    PART I

ITEM I - BUSINESS
-----------------

        Dana Corporation, Incorporated in 1905, is a global leader in the engineering, manufacturing and distribution of components and systems for worldwide vehicular and industrial manufacturers. Dana also owns Dana Credit Corporation (DCC), a leading provider of lease financing services in certain markets.

        Dana's Vehicular segment is comprised of components and parts used on light, medium and heavy trucks, sport utility vehicles, trailers, vans and automobiles. The Company's products include components for drivetrain systems, such as axles and driveshafts; engine parts, such as gaskets and sealing systems, piston rings, and filtration products; structural components, such as vehicular frames, engine cradles and rails; and chassis products, such as steering and suspension components. In 1997, sales from this segment accounted for 76% of Dana's sales.

        The Company's Industrial segment products are used in off-highway vehicle and stationary equipment applications. These products include components for industrial power transmission products, such as electrical and mechanical brakes and clutches, drives and motion control devices and fluid power systems, such as pumps, cylinders and control valves. Sales from this segment amounted to 24% of the Company's 1997 sales.

        Dana's Lease Financing segment is almost exclusively comprised of the operations of DCC which offers lease financing services in the form of capital markets specialized lease transactions worldwide and customized equipment financing programs in the United States (U.S.), Canada, the United Kingdom and continental Europe. The revenue derived from such services is included in Revenue from Lease Financing and Other Income in Dana's financial statements and is not considered a component of net sales.

        "Note 16. Business Segments" at pages 34 - 36 of Dana's 1997 Annual Report is incorporated herein by reference.

GEOGRAPHICAL AREAS
-------------------

        The Company maintains four regional structures - North America, Europe, South America and Asia/Pacific - to facilitate financial and statutory reporting and tax compliance on a worldwide basis. The regional structures also provide administrative support to the six Strategic Business Units (SBUs) - Automotive Components, Engine Components, Heavy Truck Components, Industrial Components, Off-Highway Components and Leasing Services - established in 1997 to better serve Dana's global markets.

        The Company's operations are located in the following countries:

 North America         Europe            South America         Asia/Pacific
 -------------         ------            -------------         -------------
 Canada           Austria   Poland          Argentina     Australia    Malaysia
 Mexico           Belgium   Spain           Brazil        China        Singapore
 United States    France    Sweden          Colombia      Hong Kong    Taiwan
                  Germany   Switzerland     Uruguay       Japan        Thailand
                  India     United Kingdom  Venezuela     Korea        New Zealand
                  Italy     Netherlands

        Dana's international subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products which are similar to those produced by Dana in the U.S. In addition to normal business risks, operations outside the U.S. are subject to other risks including, among others, changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

        Consolidated international sales were $2.3 billion, or 28% of the Company's 1997 sales. Including U.S. exports of $697 million, international sales accounted for 36% of 1997 consolidated sales. International operating income was $109 million, or 17% of consolidated 1997 operating income. In addition, there was $27 million of equity in earnings of international affiliates in 1997.

        "Note 6. International Operations" at page 30 of Dana's 1997 Annual Report is incorporated herein by reference. See also "Note 16. Business Segments" at pages 34-36 of Dana's 1997 Annual Report.

MARKETS
-------

        During the past three years, Dana's sales to Vehicular and Industrial original equipment (OE) manufacturers and the related service parts markets were as follows:

                                          Market Analysis by Business Segment*
                                           Percentage of Consolidated Sales
                                          -------------------------------------

                                           1995              1996         1997
                                           ----              ----         ----
Vehicular Products-
  OE Manufacturers                          58%              58%           58%
  Service Parts                             22%              22%           18%
                                           ----              ----         ----
                  Total                     80%              80%           76%

Industrial Products-
   OE Manufacturers                         10%              10%           14%
   Service parts                            10%              10%           10%
                                           ----              ----         ----
                   Total                    20%              20%           24%


*Note: End use of products is not always identifiable but these are reasonable estimates derived from expected customer usages.

        Sales in the Lease Financing segment consisted of real estate sales and did not exceed 1% of consolidated sales for 1995, 1996 or 1997. Lease financing revenues (amounting to less than 5% of Dana's consolidated 1997 total revenues) have been excluded from this market analysis.

CUSTOMER DEPENDENCE
-------------------

        The Company has thousands of customers around the world and has developed long-standing business relationships with many of these customers. The Company's attention to cost, as well as quality, delivery and service, has been recognized by numerous customers who have awarded the Company supplier quality awards. Ford Motor Company (Ford) and Chrysler Corporation (Chrysler) were the only customers accounting for more than 10% of the Company's consolidated sales in 1997. The Company has been supplying product to Ford, Chrysler and their subsidiaries for many years. Sales to Ford, as a percentage of the Company's sales, were 17%, 16% and 17% in 1995, 1996 and 1997, respectively. Sales to Chrysler, as a percentage of sales, were 13%, 14% and 14% in 1995, 1996 and 1997, respectively. Loss of all or a substantial portion of the Company's sales to Ford, Chrysler or other large volume customers would have a significant adverse effect on the Company's financial results until this lost sales volume could be replaced.

PRODUCTS
--------

        The major groups of products within the Vehicular segment are as follows:

                                       Major Product Groups - Vehicular Segment
                                           Percentage of Consolidated Sales
                                       ----------------------------------------
                                           1995             1996         1997
                                           ----             ----         ----
Types of Products
-----------------
Vehicular products for highway vehicles,
primarily trucks
  Front and rear axles                        30%             30%           29%
  Engine parts and accessories                13%             12%           15%
  Driveshafts and universal joints            10%             11%           12%
  Frames and other structural components       8%              9%           10%
Other Vehicular products                      19%             18%           10%
                                              --              --            --
         Total                                80%             80%           76%

        No product or product group within the Industrial or Lease Financing segments exceeded 10% of consolidated sales during these periods.

MATERIAL SOURCE AND SUPPLY
--------------------------

        Most raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) are purchased from long-term suppliers located within the geographic regions of the Dana operating units. Generally, these materials are available from numerous sources in quantities needed by the Company. Temporary shortages of a particular material or part occasionally occur, but the overall availability of materials is not considered to be a significant risk factor by the Company.

SEASONALITY
------------

        Dana's businesses are not considered to be seasonal, but the OE vehicular businesses are closely related to the vehicle manufacturers' production schedules.

BACKLOG
-------

        The majority of Dana's products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit of the Company maintains its own inventories and production schedules, and many products are available from more than one facility. Production capacity is adequate to handle current requirements; anticipated growth in Dana's product lines is regularly reviewed to determine when additional capacity may be needed.

COMPETITION
-----------

        In its Vehicular and Industrial segments, the Company competes worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of the Company's major vehicular OE customers and a number of independent U.S. and international suppliers. The Company's traditional U.S. OE customers, in response to substantial international competition in the past few years, have expanded their worldwide sourcing of components while reducing their overall number of suppliers. The Company has established operations throughout the world to enable Dana to be a strong global supplier of its core products.

        In the Lease Financing segment, the Company's primary focus is on leasing activities. The Company's competitors include national and regional leasing and finance organizations.

STRATEGY
--------

        The Company is actively pursuing two broad strategies, focused around Dana's six customer and market-focused, global SBUs.

        The first strategy is to significantly reduce the effects of the economic cycle by diversifying the Company's products and reducing its dependence on highway vehicle OE production. Dana's long-term goal is to obtain 50% of sales from highway vehicle OE customers and 50% from distribution, off-highway, service and industrial markets. In 1997, sales from highway vehicle OE customers were 58% of Dana's total, while distribution, off-highway, service and industrial sales were 42%. The Company continues to seek expansion in its off-highway and distribution businesses by increasing market penetration and broadening its product offerings through internal growth and acquisition.

        The second strategy focuses on obtaining a balance between U.S. and international sales. Dana has well-defined regional organizations in North America, South America, Europe and Asia/Pacific in support of this initiative. In 1997, international sales, including exports from the U.S., totaled 36% of consolidated sales. The Company's long-term goal is to derive 50% of its sales (including exports) from customers outside the U.S. Although this strategy is subject to certain risks, the Company believes broadening its sales base will enable it to offset effects of economic downturns in specific countries, source materials from the areas of the world which offer the lowest cost, and provide access to markets which have the greatest growth potential. To accomplish this objective, the Company is focusing on meeting OE customers' needs in each of the local markets in which those customers operate, both through exports and by locating manufacturing or assembly facilities in markets where key OE customers have assembly plants.

As part of the continuing efforts to focus on its core businesses, the Company in 1997 announced or completed nine divestitures of businesses with annual sales of nearly $900 million. The Company also completed the acquisitions of the piston ring and cylinder liner operations of SPX Corporation and the assets of Clark-Hurth Components from Ingersoll-Rand. The Company also announced the acquisition of the global axle and brake business of Eaton Corporation which was completed in January 1998. Refer to "Note 21, Acquisitions" for additional information related to these activities.

PATENTS AND TRADEMARKS
----------------------

        Dana's proprietary drivetrain, engine parts, chassis, structural components, fluid power systems, and industrial power transmission product lines have strong identities in the Vehicular and Industrial markets which Dana serves. Throughout these product lines, Dana also owns or is licensed to manufacture and sell its products under a number of patents and licenses, which have been obtained over a period of years and expire at various times, Dana considers each of them to be of value and agressively protects its rights throughout the world against infringement. Because the Company is involved with many product lines, the loss or expiration of any particular patent or license would not materially affect the sales and profits of the Company.

        Dana owns numerous trademarks which are registered in many countries enabling Dana to market its products worldwide. The Dana(R), Spicer(R), Parish(R), Perfect Circle(R), Victor Reinz(R), Wix(R), Weatherhead(R), Warner Electric(R) and Gresen(R) trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT
------------------------

        Dana's facilities engage in engineering, research and development, and quality control activities to improve the reliability, performance and cost-effectiveness of Dana's products and to design and develop new products for existing and anticipated applications. The Company employs advanced technology and methods to achieve these improvements. To promote efficiency and reduce development costs, Dana's research and engineering people work closely with OE manufacturing customers on special products and systems designs. Dana's consolidated worldwide expenditures for engineering, research and development, and quality control programs were $149 million in 1995, $164 million in 1996 and $193 million in 1997.

EMPLOYMENT
-----------

        Dana's worldwide employment (including consolidated subsidiaries) was approximately 47,900 at December 31, 1997.

ENVIRONMENTAL COMPLIANCE
------------------------

        The Company makes capital expenditures in the normal course of business, as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on the Company's capital expenditures, earnings or competitive position in 1997, and the Company currently does not anticipate future environmental compliance costs will be material. "Environmental Compliance and Remediation" under "Note 1. Summary of Significant Accounting Policies" on page 28 of Dana's 1997 Annual Report is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

        The Company's executive officers and their ages, present positions and other positions within the past five years are as follows. Except as otherwise indicated, all positions are with Dana. The first five officers listed are the members of Dana's Policy Committee.

Name                     Present Position(s)               Other Positions
and Age                  with the Registrant               During the Past 5 Years
-------                  -------------------               ------------------------
S. J. Morcott            Chairman of the Board of          Chief Operating Officer, 1986-97; President,
(59)                     Directors since 1990; Chief       1986-95; Director since 1985; Chairman of the
                         Executive Officer since 1989      Board of Hayes-Dana Inc., 1987-95 (1)

J. M. Magliochetti       Chief Operating Officer since     President - Dana North American Operations,
(55)                     1997; Director and President      1992-95
                         since 1996

J. S. Simpson            Chief Financial Officer since     Treasurer,  1996-97; President - Dana Asia
(56)                     1997; Vice President of Finance   Pacific Operations, 1992-95
                         since 1996

W. J. Carroll            President - Automotive            President - Diversified Products & Distribution,
(53)                     Components Group since 1997       1996-97; President - Dana Distribution Service
                                                           Group, 1995-97; President - DTF Trucking,
                                                           1985-97; Chairman of the Board of Dana
                                                           Canada Inc., 1995-97; President of Dana
                                                           Canada Inc., 1993-97 (1)

M. A. Franklin, III      President - Dana International    President - Dana Europe, 1993-97
(50)                     since 1997

R. L. Clayton            Vice President - Heavy Truck      Vice President and General Manager - Spicer
(37)                     Components Group since 1997       Heavy Axle & Brake Division, 1996-97;
                                                           General Manager - Spicer Clutch Division,
                                                           1995-96; Director of Planning and
                                                           Development - Reinz-Dichtungs GmbH, 1993-
                                                           95 (2)

B. N. Cole               President - Off-Highway           President - Structural Components Group,
(55)                     Components Group since 1997       1995-97; Vice President - Heavy Vehicle -
                                                           Dana North American Operations, 1991-95

T. A. Dattilo            Vice President - Sealing          President - Victor Products Division, 1993-97
(46)                     Products and Distribution since
                         January 1998

C. J. Eterovic           President - Dana South America
(63)                     since 1993

H.E. Ferreira            Vice President- Engine             Group Vice President - Perfect Circle Engine
(58)                     Products since 1996               Products Group, 1995-96; Vice President,
                                                           Mercosur-Dana South America, 1994-95;
                                                           Chairman - Administration Council of Albarus
                                                           S.A., 1992-95 (3)


Name                      Present Position(s)             Other Positions
and Age                   with the Registrant             During the Past 5 Years
--------                  ---------------------           -------------------------
R.B. Forde                Vice President - Marketing -    Group Vice President - Wix Filtration Products
(61)                      Engine Components Group         Group, 1995-97; Vice President and General
                          since January 1998              Manager - Wix Division, 1987-95

M. F. Greene              Vice President - Structural     Group Vice President - Parish Structural
(49)                      Products since 1997             Components Group, 1997; Vice President and
                                                          General Manager - Parish Light Vehicle
                                                          Structures Division, 1991-97

F. J. Hawes               Controller - North American     Vice President and Corporate Controller -
(51)                      Operations since 1996           Dana Canada, Inc., 1995-96; Corporate
                                                          Controller - Hayes-Dana Inc., 1992-95 (1)

C. F. Heine               President - Dana Asia Pacific   Vice President - Asia Pacific
(45)                      since 1996                      Operations, 1995; General Manager - Spicer
                                                          Off-Highway Axle Division, 1993-94

C. W. Hinde               Vice President and Chief
(59)                      Accounting Officer since 1992;
                          Assistant Treasurer since 1986

J. M. Laisure             Vice President - Modular        Group Vice President - Spicer Modular
(46)                      Systems since 1997              Systems Group, 1994-97: Vice President and
                                                          General Manager - Spicer Transmission
                                                          Division, 1991-94

W. M. Lasky               Vice President - Filtration     Vice President and General Manager - Wix
(50)                      Products since January 1998     Filtration Products Division, 1995-97; Vice
                                                          President and General Manager - Spicer
                                                          Clutch Division, 1993-95

C. J. McNamara            President - Engine Components   President - Victor Reinz Sealing Products
(59)                      Group since 1997                Group, 1995-97; Vice President - Automotive -
                                                          Dana North American Operations, 1993-95

J. I. Melgar              Vice President - Driveshaft     Executive President - Metalmecanica
(50)                      Products since 1997             Consolidada, C.A., 1993-97 (4)

E. Mendoza                Chairman- Spicer, S.A. since    General Director - Spicer, S.A., 1981-93(5)
(60)                      1994(5)

W. L. Myers               President - Automotive Axle     President - Spicer Driveshaft Group 1995-97;
(57)                      Products since 1997             Vice President and General Manager - Spicer
                                                          Driveshaft Division, 1986-95

K. A. Nitsch              President - Dana Europe since   Vice President and General Manager - Dana
(47)                      1997                            World Trade, 1996-97; General Manager -
                                                          Dana World Trade, 1994-96; Director - Dana
                                                          World Trade, 1991-94

A. G. Paton               Vice President - Treasurer      Vice President - Corporate Planning, 1995-97;
(50)                      since 1997                      Senior Vice President - Finance and
                                                          Corporate Secretary, Hayes-Dana Inc., 1995;
                                                          Vice President - Finance, Hayes-Dana Inc.,
                                                          1987-95 (1)

Name                 Present Position(s)                   Other Positions
and Age              with the Registrant                   During the Past 5 Years
-------              -------------------                   -----------------------

M. A. Plumley        Vice President - Industrial           Group Vice President - Dana Industrial 1996-
(47)                 Components Group since 1997           97; General Manager - Plumley Companies,
                                                           Inc., 1995-96; Chairman and Chief Executive
                                                           Officer - Plumley Companies, Inc., 1988-95 (6)

J. H. Reed           Vice President - Manufacturing        President - Spicer Axle Group, 1995-97;
(65)                 since 1997                            President - Light Truck Dana North American
                                                           Operations, 1995-97; Vice President - Light
                                                           Vehicle Dana North American Operations,
                                                           1992-95; President and General Manager -
                                                           Spicer Axle Division, 1991-95

R. C. Richter        Vice President - Administration       General Manager - Perfect Circle Sealed
(46)                 since 1997                            Power Europe, 1997; Vice President and
                                                           General Manager - Perfect Circle Europe,
                                                           1994-97; Dana Corporate Controller, 1989-94;
                                                           Dana Vice President - Administration, 1987-94

A. J. Shelbourn      President - Dana World Trade          Group Vice President - Dana Distribution,
(52)                 since January 1998                    North American Operations, 1996-97; Vice
                                                           President and General Manager - Dana
                                                           Distribution U.K., 1994-96; General Manager -
                                                           Dana Distribution U.K., 1991-94

E. J. Shultz         Chairman and President - Dana         President - Lease Financing, 1994-95;
(53)                 Credit Corporation since 1995         President - Financial Services, 1990-94

M. J. Strobel        Vice President since 1976;
(57)                 General Counsel since 1970;
                     and Secretary since 1982

J. H. Woodward, Jr.  Vice President and Corporate          Controller - Dana North American Operations,
(45)                 Controller since 1996                 1994-96; Division Controller - Spicer Heavy
                                                           Axle & Brake Division, 1992-94

Notes:

(1) Hayes-Dana Inc., formerly a majority-owned Dana subsidiary located in Canada, is now a wholly-owned subsidiary and has been renamed Dana Canada Inc.

(2) Reinz-Dichtungs GmbH is a wholly-owned Dana subsidiary located in Germany.

(3) Albarus S.A. is a majority-owned Dana subsidiary located in Brazil.

(4) Metalmecanica Consolidada, C.A. is a Dana affiliate located in Venezuela.

(5) Spicer, S.A. is a Dana affiliate located in Mexico.

(6) Plumley Companies, Inc., formerly a wholly-owned Dana subsidiary located in the U.S., is now a Dana division.

        The Company's officers are elected annually by the Board of Directors at its first meeting after the Annual Meeting of Shareholders. None of the officers has a family relationship with any other Dana officer or director or an arrangement or understanding with any Dana officer or other person pursuant to which he was elected as an officer of the Company.

ITEM 2 - PROPERTIES
-----------------

        Dana owns the majority of the manufacturing facilities and the larger distribution facilities for its Vehicular and Industrial products. Several manufacturing facilities and many of the Company's smaller distribution outlets, service branches, and offices are leased. The facilities, in general, are well-maintained and adapted to the operations for which they are being used, and their productive capacity is adjusted as required by market and customer growth.

        On a geographic basis, Dana's facilities (including those of consolidated subsidiaries) are located as follows:

                      Dana Facilities by Geographic Region
                      ------------------------------------

Type of                                North              South    Asia/
Facility                               America   Europe   America Pacific  Total
--------                               -------   ------   ---------------  -----
Manufacturing                            110       56       23        9      198
Distribution                              25        2        9       22       58
Service Branches, Offices                 46        9        5       13       73
                                         ---       --       --       --      ---
            Total                        181       67       37       44      329
                                         ===       ==       ==       ==      ===


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
- None -

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

        Dana's common stock is listed on the New York, Pacific, and London Stock Exchanges. On February 13, 1998, there were 32,137 shareholders of record.

        Dividends have been paid on the common stock every year since 1936. Quarterly dividends have been paid since 1942.

        "Shareholders' Investment" under "Additional Information" at page 50 of Dana's 1997 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

        "Financial Highlights" under "Eleven Year History" at page 51 of Dana's 1997 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 41-45 of Dana's 1997 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

        The financial statements, together with the report thereon of Price Waterhouse LLP dated January 21, 1998, at pages 22-40 of Dana's 1997 Annual Report and "Unaudited Quarterly Financial Information" under "Shareholders' Investment" at page 50 of Dana's 1997 Annual Report are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------



-  None -

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        Information regarding Dana's directors and executive officers is set out in Part I, Item 1 of this Form 10-K and in Dana's Proxy Statement dated February 27,1998, for the Annual Meeting of Shareholders to be held on April 1, 1998 (the "1998 Proxy Statement"). "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the 1998 Proxy Statement are incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
---------------------------------

        "Compensation" under "The Board and its Committees," "Executive Compensation," "Compensation Committee Report on Executive Compensation," and "Comparison of Five-Year Cumulative Total Return" from the 1998 Proxy Statement are incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

        "Stock Ownership" from the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

        "Other Transactions" and "Transactions With Management" from the 1998 Proxy Statement are incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

                                                                                   Page in
(a)     The following documents are incorporated by reference and                Annual Report
        filed as part of this report:                                            --------------

        (1)     Financial Statements:
                ---------------------

                Report of Independent Accountants                                    22

                Statement of Income for each of the three years
                in the period ended December 31, 1997                                23

                Balance Sheet at December 31, 1996 and 1997                          24

                Statement of Cash Flows for each of the three
                years in the period ended December 31, 1997                          25

                Statement of Shareholders' Equity for each of the
                three years in the period ended December 31, 1997                    26

                Notes to Financial Statements                                     27 - 40

                Unaudited Quarterly Financial Information                            50


                                                                                  Page in
                                                                                  Form 10-K
                                                                                 -----------
        (2)     Financial Statement Schedules:
                -------------------------------

                Report  of Independent Accountants on Financial
                Statement Schedule for the three
                years ended December 31, 1997                                        15

                Valuation and Qualifying Accounts and
                Reserves (Schedule II)                                             16 - 20

                Supplementary Information - Stock Plans                            21 - 23

                Supplementary Information - Commitments and Contingencies            24

                All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (3)     Exhibits - The Exhibits listed in the "Exhibit Index" are filed
                as part of this report.                                            25 - 27

 (b)     Reports on Form 8-K
         -------------------

               None

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors
of Dana Corporation


Our audits of the consolidated financial statements referred to in our report dated January 21, 1998 appearing on page 22 of the 1997 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedule II appearing on pages 16 through 20 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Toledo, Ohio
January 21, 1998

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

        SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        ---------------------------------------------------------------

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
                   ------------------------------------------

                                                                           Adjustment
                                                          Trade accounts   arising
                                                          receivable      from change
                         Balance at      Additions       "written off"    in currency        Balance at
                          beginning       charged           net of        exchange rates       end of
                          of period       to income       recoveries      and other items      period
                        -----------      ----------      -----------     ---------------     -----------

Year ended
December 31, 1995       $19,646,000      $9,281,000       $(5,322,000)      $ (64,000)       $23,541,000
December 31, 1996       $23,541,000      $8,900,000       $(6,315,000)      $(151,000)       $25,975,000
December 31, 1997       $25,975,000      $9,455,000       $(6,682,000)      $ 835,000        $29,583,000

                DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                ----------------------------------------------

       SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       ---------------------------------------------------------------

                ALLOWANCE FOR CREDIT LOSSES - LEASE FINANCING
                ---------------------------------------------


                                                                          Adjustment
                                                                            arising
                                                          Amounts         from change
                        Balance at       Additions       "written off"   in currency         Balance at
                        beginning        charged           net of         exchange rates       end of
                        of period        to income       recoveries      and other items       period
                        -----------      ----------      -----------     ---------------     -----------

Year ended
December 31, 1995       $40,789,000     $15,578,000     $ (9,000,000)       $ 58,000        $47,425,000
December 31, 1996       $47,425,000     $12,349,000     $ (9,299,000)      $ 350,000        $50,825,000
December 31, 1997       $50,825,000     $12,141,000     $ (9,851,000)      $(462,000)       $52,653,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

        SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        ---------------------------------------------------------------

                           ALLOWANCE FOR LOAN LOSSES
                           -------------------------

                                                                         Adjustment
                                                                           arising
                                                            Amounts      from change
                         Balance at      Additions       "written off"   in currency         Balance at
                          beginning       charged           net of       exchange rates        end of
                          of period       to income       recoveries      and other items     period
                        -----------      ----------      -----------     ---------------     -----------

Year ended

December 31, 1995        $ 5,639,000     $ 1,551,000     $ (3,265,000)     $(548,000)        $3,377,000
December 31, 1996        $ 3,377,000     $   994,000     $ (3,161,000)           --          $1,210,000
December 31, 1997        $ 1,210,000     $ 1,843,000     $    (70,000)           --          $2,983,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

         SCHEDULE II(d) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         --------------------------------------------------------------

                       VALUATION ALLOWANCE - REAL ESTATE
                       ---------------------------------

                                          Additions       Amounts
                        Balance at        charged        "written off                         Balance at
                         beginning      (credited)          net of       Acquisitions           end of
                         of period       to income       recoveries      and other items        period
                        -----------      ----------      -----------     ---------------     -----------

Year ended
December 31, 1995       $38,918,000     $  292,000      $ (9,291,000)        $ (507,000)       $29,412,000
December 31, 1996       $29,412,000     $   63,000      $(24,984,000)        $  (71,000)       $ 4,420,000
December 31, 1997       $ 4,420,000     $ (642,000)     $   (526,000)              --          $ 3,252,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

        SCHEDULE II(e) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
        ---------------------------------------------------------------

                  VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
                  -------------------------------------------

                                                                           Adjustment
                                                                            arising
                                                           Amounts         from change
                          Balance at      Additions       "written off"    in currency        Balance at
                          beginning       charged           net of        exchange rates       end of
                          of Period       to income       recoveries     and other items       period
                        -----------      ----------      -----------     ---------------     -----------

Year ended
December 31, 1995              --             --               --                 --               --
December 31, 1996              --      $ 4,800,000             --                 --        $ 4,800,000
December 31, 1997      $ 4,800,000     $30,400,000       $ (4,800,000)            --        $30,400,000


                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
               -------------------------------------------------


EMPLOYEE STOCK OPTION PLAN
---------------------------

        The Company's 1997 Amended Stock Option Plan (1997 Plan) provides for the granting of options and/or stock appreciation rights (SARs) to key employees to purchase 13,200,000 shares of common stock at exercise prices that are no less than 100% of the market value of such stock at date of grant; the exercise periods may extend for no more than ten years from date of grant.

        The number of shares above and all references below to the number of shares and per share prices have been adjusted for all stock splits and distributions subsequent to the date the plan was approved.

        The number of shares subject to options (by year of grant) at December 31, 1997, and the exercise prices per share were as follows:

                    Number of    Average Price
                     Shares        Per Share       Total
                    ----------   ------------  -------------
Year granted-
        1988          54,824       $ 18.75     $  1,028,000
        1989          28,650         21.06          602,500
        1990         117,044         18.25        2,136,100
        1991          84,900         16.38        1,390,200
        1992         601,271         20.16       12,119,400
        1993         505,748         27.56       13,939,700
        1994         830,343         29.06       24,131,800
        1995         904,250         31.06       28,084,800
        1996       1,316,853         28.13       37,036,500
        1997       1,062,900         38.44       40,855,200
                  ----------                   ------------
                   5,506,783                   $161,324,200
                  ==========                   ============


        At December 31, 1997, there were 3,478,026 shares available for future grants under the 1997 Plan, including 350,000 shares which may, at the discretion of a Committee of the Board of Directors, be issued for stock distributions under the Company's Additional Compensation Plan. There were no SARs outstanding at December 31, 1997.

        Options becoming exercisable and options exercised, their exercise prices and their market prices during the three years ended December 31, 1997, under the 1997 Plan and former plans were as follows:

                            Exercise Price                           Market Price
                            --------------                          --------------
                    No. Of        Avg. Per                     Avg. Per
                    Shares         Share         Aggregate       Share        Aggregate
                   ---------       -----        ----------        -----        ----------
Options becoming
exercisable
(Market prices
at dates
exercisable):

Year ended
December 31,

1995                 814,971     $ 24.32      $ 19,822,000      $ 29.78      $ 24,266,000
1996               1,070,901       27.09        29,016,000        29.08        31,141,000
1997               1,099,888       28.45        31,892,000        36.95        40,638,000

Options exercised
(Market prices
at dates
exercised):

Year ended
December 31,

1995                 223,430      $17.93       $ 4,005,000       $28.74        $6,422,000
1996                 417,260       19.46         8,119,000        31.53        13,158,000
1997               1,332,210       22.90        30,513,000        41.62        55,447,000

        The amount by which proceeds exceeded the par value of shares issued under options was credited to additional paid-in capital. No amounts were charged against income either at the time of granting options or issuing shares.

The following table sets forth (1) the aggregate number of shares of the Company's common stock subject, at December 31, 1997, to outstanding options,
(2) the average exercise price per share of such options, (3) the aggregate exercise price of such options, (4) the range of expiration dates of such options, and (5) the aggregate market value of such shares at February 13, 1998, based on $55.44 per share, the closing price in the New York Stock Exchange Composite Transactions Index as reported in THE WALL STREET JOURNAL:


               Aggregate                                              Aggregate
             No. of Shares   Average                                    Market
              Covered By     Exercise        Aggregate    Range of      Value at
             Outstanding       Price         Exercise    Expiration   February 13,
               Options       Per Share         Price        Dates        1998
             ------------    ---------      -----------  -----------   ------------
1997 Plan      5,506,783       $29.30      $ 161,324,200    7/11/98    $305,282,300
                                                              to
                                                            7/21/07

        At December 31, 1997, 1,079 employees of the Company and its subsidiaries and affiliates held exercisable options under the 1997 Plan.

EMPLOYEES' STOCK PURCHASE PLAN
------------------------------

        The Company has an Employees' Stock Purchase Plan which was approved by the shareholders in 1994. As of December 31, 1997, approximately 37,800 employees of the Company and its subsidiaries were eligible to participate. Of such employees, approximately 13,500 were participating at December 31, 1997.

NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
-----------------------------------------

        The Company has a Directors' Stock Option Plan for non-employee Directors of the Company which was approved by the shareholders in 1993. The Plan provides for the granting of options to purchase the Company's common stock at prices equal to the market value of the stock at the date of grant. The options are exercisable after one year for a period not to exceed ten years from the date of grant. In 1995, 1996 and 1997, options were granted for 24,000, 21,000 and 24,000 shares, respectively, at per share exercise prices of $24.81 in 1995, $32.25 in 1996 and $31.81 in 1997. The options outstanding under the plan expire between April 19, 2003 and April 21, 2007. At December 31, 1997, options for 99,000 shares were outstanding, 75,000 options were exercisable and there were 22,000 options available for future grant. During 1997, options for 21,000 shares became exercisable, with an aggregate exercise price of $677,250 and an aggregate market price at date of exercisability of $653,625. As of February 13, 1998, the aggregate exercise price of the 99,000 options outstanding under the Plan was $2,845,300 and the aggregate market value of those options was $5,488,300.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 ----------------------------------------------

               SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS
               -------------------------------------------------


COMMITMENTS AND CONTINGENCIES
------------------------------

        The Company and its consolidated subsidiaries are parties to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. "Note 20. Commitments and Contingencies" on pages 38 and 39 of Dana's 1997 Annual Report is incorporated herein by reference.

        With respect to environmental claims, the Company is involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at "Superfund" sites where the Company has been named as a potentially responsible party. "Environmental Compliance and Remediation" under "Note 1. Summary of Significant Accounting Policies" at page 28 of Dana's 1997 Annual Report is incorporated herein by reference. Reference is also made to applicable portions of "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 41-45 of Dana's 1997 annual report.

        With respect to product liability claims, from time to time, the Company is named in proceedings involving alleged defects in its products. Currently included in such proceedings are a large number of claims (most of which are relatively small) based on alleged asbestos-related personal injuries. At December 31, 1997, approximately 41,000 such claims were outstanding, of which approximately 3,000 were subject to pending settlement agreements. The Company has agreements with its insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. The Company is also a party to a small number of asbestos-related property damage proceedings. The Company's insurance carriers are paying the major portion of the defense costs in connection with such cases, and the Company has incurred no indemnity costs to date.

EXHIBIT INDEX

No.     Description                                              Method of Filing
---     -----------                                              ----------------
3-A     Restated Articles of Incorporation, effective            Filed by reference to Exhibit 4 to Registrant's Form
        June 1, 1994                                             8-A/A, Amendment No.3 filed October 4, 1994

3-B     Restated By-Laws, effective December 9,                  Filed by reference to Exhibit 3-B to Registrant's
        1996                                                     Form 10-K for the year ended December 31, 1996

4-A     Specimen Single Denomination Stock                       Filed by reference to Exhibit 4-B to Registrant's
        Certificate                                              Registration Statement No. 333-18403 filed
                                                                 December 20, 1996

        No class of long-term debt exceeds 10% of Registrant's total assets. Registrant will furnish copies of agreements defining the rights of debt holders to the Securities and Exchange Commission upon request.

4-B     Rights Agreement, dated as of April 25, 1996,            Filed by reference to Exhibit 1 to Registrant's Form
        between Registrant and ChemicalMellon                    8-A filed May 1, 1996
        Shareholder Services, L.L.C., Rights Agent

10-A    Additional Compensation Plan, effective                  Filed by reference to Exhibit A to Registrant's Proxy
        January 1, 1995                                          Statement for its Annual Meeting on April 5, 1995

10-A(1) First Amendment to Additional Compensation               Filed by reference to Exhibit 10-A(1) to Registrant's
        Plan, dated July 17, 1995                                Form 10-Q for the quarter ended June 30, 1995

10-A(2) Second Amendment to Additional                           Filed by reference to Exhibit 10-A(2) to Registrant's
        Compensation Plan, effective January 1, 1996             Form 10-K for the year ended December 31, 1995

10-A(3) Third Amendment to Additional Compensation               Filed by reference to Exhibit 10-A(3) to Registrant's
        Plan, effective October 20, 1996                         Form 10-K for the year ended December 31, 1996

10-E    1997 Stock Option Plan                                   Filed by reference to Exhibit A to Registrant's Proxy
                                                                 Statement for its Annual Meeting on April 2, 1997

10-E(1) First Amendment to 1997 Stock Option Plan,               Filed by reference to Exhibit 10-E(2) to Registrant's
        dated February 10, 1997                                  Form 10-Q for the quarter ended June 30, 1997

10-E(2) Second Amendment to 1997 Stock Option                    Filed with this Report
        Plan, dated September 1, 1997

10-F    Excess Benefits Plan, amended February 13,               Filed by reference to Exhibit 10-F to Registrant's
        1995                                                     Form 10-Q for the quarter ended June 30, 1995

10-G    Retirement Plan, effective December 13, 1994             Filed by reference to Exhibit 10-G to Registrant's
                                                                 Form 10-K for the year ended December 31, 1995

10-G(1) First Amendment to Retirement Plan, adopted              Filed by reference to Exhibit 10-G(1) to Registrant's
        December 19, 1996                                        Form 10-K for the year ended December 31, 1996

10-G(2) Second Amendment to Retirement Plan,                     Filed by reference to Exhibit 10-G(2) to Registrant's
        effective June 1, 1998                                   Form 10-Q for the quarter ended June 30, 1997

No.     Description                                            Method of Filing
---     -----------                                            ----------------

10-H    Directors Retirement Plan, effective December          Filed by reference to Exhibit 10-H to Registrant's
        31, 1996                                               Form 10-Q for the quarter ended June 30, 1997

10-I    Director Deferred Fee Plan                             Filed by reference to Exhibit B to Registrant's Proxy
                                                               Statement for its Annual Meeting on April 2, 1997

10-J(1) Employment Agreement between Registrant                Filed with this Report
        and Southwood J. Morcott, dated December 8,
        1997

10-J(2) Employment Agreement between Registrant                Filed with this Report
        and Joseph M. Magliochetti, dated December 8,
        1997

10-J(3) Employment Agreement between Registrant                Filed with this Report
        and Martin J. Strobel, dated December 8,
        1997

10-J(4) Change of Control Agreement between                    Filed with this Report
        Registrant and William J. Carroll, dated
        December 8, 1997. There are substantially
        similar agreements with Messrs. B.N. Cole,
        C.J. Eterovic, M.A. Franklin, C.J. McNamara,
        W.L Myers, R.C. Richter, E.J. Shultz, and J.S.
        Simpson

10-J(5) Collateral Assignment Split-Dollar Insurance           Filed by reference to Exhibit 10J(13) to Registrant's
        Agreement for Universal Life Policies between          Form 10-K for the year ended December 31, 1992
        Registrant and Southwood J. Morcott, dated
        April 18, 1989. There are substantially similar
        agreements with Messrs. Magliochetti and Strobel.

10-K    Supplemental Benefits Plan, effective January          Filed by reference to Exhibit 10-K to Registrant's
        1, 1996                                                Form 10-K for the year ended December 31, 1996

10-L(1) 1989 Restricted Stock Plan                             Filed by reference to Exhibit A of Registrant's Proxy
                                                               Statement for its Annual Meeting on April 5, 1989

10-L(2) First Amendment to 1989 Restricted Stock               Filed by reference to Exhibit 10-L(2) to Registrant's
        Plan, adopted December 10, 1990                        Form 10-K for the year ended December 31, 1993

10-L(3) Second Amendment to 1989 Restricted Stock              Filed by reference to Exhibit 10-L(3) to Registrant's
        Plan, adopted October 18, 1993                         Form 10-K for the year ended December 31, 1993

10-L(4) Third Amendment to 1989 Restricted Stock               Filed by reference to Exhibit 10-L(4) to Registrant's
        Plan, effective October 20, 1996                       Form 10-K for the year ended December 31, 1996

10-L(5) Fourth Amendment to 1989 Restricted Stock              Filed with this Report
        Plan, effective July 21, 1997

10-M    Directors' Stock Option Plan                           Filed by reference to Exhibit B to Registrant's Proxy
                                                               Statement for its Annual Meeting on April 7, 1993

10-M(1) First Amendment to Directors' Stock Option             Filed by reference to Exhibit 10-M(1) to Registrant's
        Plan, effective April 18, 1994                         Form 10-K for the year ended December 31, 1995


No.     Description                                       Method of Filing
---     -----------                                       ----------------
10-M(2)  Second Amendment to the Directors Stock           Filed by reference to Exhibit 10-M(2) to Registrant's
         Option Plan, effective October 20, 1996           Form 10-K for the year ended December 31, 1996

10-N     Supplementary Bonus Plan, effective               Filed by reference to Exhibit 10-N to Registrant's
         December 12, 1994                                 Form 10-Q for the quarter ended June 30, 1995


13       The following sections of Registrant's 1997       Filed with this Report
         Annual Report to Shareholders, located at
         the pages indicated:

         "Financial Results," "Financial Statements" and "Independent Accountant's Report" at pages 21-40

         "Management's Discussion and Analysis of
         Financial Condition and Results of Operations" at pages 41-45 (excluding the charts on these pages)

         "Additional Information - Shareholders'
         Investment" at page 50

         "Unaudited Quarterly Financial Information" at page 50

         "Eleven Year History - Financial Highlights" at page 51

 21      List of Subsidiaries of Registrant                Filed with this Report

 23      Consent of Price Waterhouse LLP                   Filed with this Report

 24      Power of Attorney                                 Filed with this Report

 27      Financial Data Schedule                           Filed with this Report


Note:   Exhibit Nos. 10-A through 10-N are exhibits required to be filed
----    pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DANA CORPORATION
                                            ----------------------------------
                                                       (Registrant)

Date:  February 27, 1998                   By:  /s/    Martin J. Strobel
     -----------------------------          -----------------------------------
                                            Martin J. Strobel, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  February 27, 1998              /s/    Southwood J. Morcott
     -----------------------------    -----------------------------------------
                                      Southwood J. Morcott, Chairman of the
                                      Board of Directors and Chief Executive
                                      Officer

Date:  February 27, 1998              /s/    John S. Simpson
     -----------------------------    -----------------------------------------
                                      John S. Simpson, Chief Financial Officer

Date:  February 27, 1998               */s/  Charles W. Hinde
     -----------------------------    -----------------------------------------
                                      Charles W. Hinde, Chief Accounting Officer

Date:  February 27, 1998               */s/  B.F. Bailar
     -----------------------------    -----------------------------------------
                                      B.F. Bailar, Director

Date:  February 27, 1998               */s/  E.M. Carpenter
     -----------------------------    ----------------------------------------
                                      E.M. Carpenter, Director

Date:  February 27, 1998               */s/  E. Clark
     -----------------------------    -----------------------------------------
                                      E. Clark, Director

Date:  February 27, 1998               */s/  G.H. Hiner
     -----------------------------    -----------------------------------------
                                      G.H. Hiner, Director

Date:  February 27, 1998               */s/  J.M. Magliochetti
     -----------------------------    -----------------------------------------
                                      J.M. Magliochetti, Director

Date:  February 27, 1998              */s/     M.R.Marks
     -----------------------------    -----------------------------------------
                                      M.R. Marks, Director

Date:  February 27, 1998              */s/     R.B. Priory
     -----------------------------    ----------------------------------------
                                      R. B. Priory, Director

Date:  February 27, 1998              */s/     J.D. Stevenson
     -----------------------------    -----------------------------------------
                                      J.D. Stevenson, Director

Date:  February 27, 1998              */s/     T.B. Sumner
     -----------------------------    -----------------------------------------
                                      T.B. Sumner, Jr., Director

                                      *By: /s/  Martin J. Strobel
                                          --------------------------------------
                                          Martin J. Strobel, Attorney-in-Fact