Form 10-Q
period 1998-03-31
DANA CORP
filed 1998-05-12
CIK 26780

[DANA LOGO]

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/
                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

                                                                  Commission
For the Quarterly Period Ended March 31, 1998              File Number 1-1063
                               --------------                         -------

                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          Virginia                                        34-4361040
---------------------------------                    ----------------------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                    Identification Number)

    4500 Dorr Street, Toledo, Ohio                           43615
----------------------------------------                   ----------
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

                                    Yes X No
                                       --   --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at April 30, 1998
        ----------------------------       -----------------------------
        Common stock of $1 par value                  105,813,864


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

Part I. Financial Information

                  Item 1.  Financial Statements

                           Condensed Balance Sheet
                                December 31, 1997 and
                                March 31, 1998                                   3

                           Statement of Income
                                Three Months Ended
                                March 31, 1997 and 1998                          4

                           Condensed Statement of Cash Flows
                                Three Months Ended
                                March 31, 1997 and 1998                          5

                           Notes to Condensed Financial Statements             6-7

                  Item 2.  Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                     8-12

Part II.  Other Information

                  Item 1.  Legal Proceedings                                    13

                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                                     13

                  Item 5.  Other Events                                         14

                  Item 6.  Exhibits and Reports on Form 8-K                     14


Signature                                                                       15

Exhibit Index                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM 1.                         DANA CORPORATION

                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

Assets                                            December 31, 1997  March 31, 1998
------                                            -----------------  --------------
Cash and Cash Equivalents                              $  394.3        $  214.7
Accounts Receivable
     Trade                                              1,030.6         1,341.1
     Other                                                132.3           176.8
Inventories
     Raw Materials                                        252.9           303.9
     Work in Process and Finished Goods                   656.9           715.1
Lease Financing                                         1,330.1         1,359.4
Investments and Other Assets                            1,276.8         1,344.1
Property, Plant and Equipment                           3,911.3         4,180.9
Less:  Accumulated Depreciation                         1,866.5         1,960.2
                                                       --------        --------
                  Total Assets                         $7,118.7        $7,675.8
                                                       ========        ========
Liabilities and Shareholders' Equity
------------------------------------
Accounts Payable and Other Liabilities                 $1,518.4        $1,847.5
Short-Term Debt                                           504.2           455.0
Long-Term Debt                                          2,178.3         2,387.5
Deferred Employee Benefits                              1,062.5         1,054.4
Minority Interest                                         154.1           157.1
Shareholders' Equity                                    1,701.2         1,774.3
                                                       --------        --------
                  Total Liabilities and
                           Shareholders' Equity        $7,118.7        $7,675.8
                                                       ========        ========

-------

                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)

                                                 Three Months Ended
                                                 ------------------
                                                       March 31
                                                       --------
                                                1997              1998
                                              ---------         ---------
Net Sales                                     $ 2,115.3         $ 2,350.2
Revenue from Lease Financing
  and Other Income                                135.9              64.2
                                              ---------         ---------
                                                2,251.2           2,414.4
                                              ---------         ---------
Costs and Expenses
     Cost of Sales                              1,821.3           1,985.0
     Selling, General and
          Administrative Expenses                 193.0             199.1
     Interest Expense                              48.2              57.6
                                              ---------         ---------
                                                2,062.5           2,241.7
                                              ---------         ---------
Income Before Income Taxes                        188.7             172.7
Estimated Taxes on Income                         (96.6)            (71.4)
Minority Interest                                  (5.6)             (3.3)
Equity in Earnings of Affiliates                    6.1               9.6
                                              ---------         ---------
Net Income                                    $    92.6         $   107.6
                                              =========         =========
Net Income Per Common Share -
         Basic                                $     .90         $    1.02
                                              =========         =========
         Diluted                              $     .89         $    1.00
                                              =========         =========
Dividends Declared and Paid per
  Common Share                                $     .25         $     .27

Average Number of Shares Outstanding -
         For Basic                                103.4             105.4
         For Diluted                              104.3             107.2

-------

                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)

                                                             Three Months Ended March 31
                                                             ---------------------------
                                                                 1997            1998
                                                               -------         -------
Net Income                                                     $  92.6         $ 107.6
Depreciation and Amortization                                     79.5            88.0
Gain on Sale of Distribution Operations                          (45.0)
Working Capital Change and Other                                 (95.0)         (102.2)
                                                               -------         -------
          Net Cash Flows from Operating Activities                32.1            93.4
                                                               -------         -------
Purchases of Property, Plant and Equipment                       (85.0)          (85.8)
Purchases of Assets to be Leased                                (101.7)         (117.5)
Payments Received on Leases and Loans                             89.9            84.7
Acquisitions                                                    (475.8)         (293.0)
Divestitures                                                     152.0            25.0
Other                                                             15.4           (25.8)
                                                               -------         -------
          Net Cash Flows-Investing Activities                   (405.2)         (412.4)
                                                               -------         -------
Net Change in Short-Term Debt                                    (53.8)          (91.1)
Proceeds from Long-Term Debt                                     539.0           376.5
Payments on Long-Term Debt                                      (186.2)         (124.2)
Dividends Paid                                                   (25.8)          (28.5)
Other                                                              3.2             6.7
                                                               -------         -------
          Net Cash Flows-Financing Activities                    276.4           139.4
                                                               -------         -------
          Net Change in Cash and Cash Equivalents                (96.7)         (179.6)
          Cash and Cash Equivalents-beginning of period          227.8           394.3
                                                               -------         -------
          Cash and Cash Equivalents-end of period              $ 131.1         $ 214.7
                                                               =======         =======

-------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included.

2. In February 1997, Dana acquired the assets of Clark-Hurth Components, a worldwide manufacturer of off-highway vehicle and equipment components, and the Sealed Power worldwide piston ring and cylinder liner operations and assets of SPX Corporation. In January 1998, the acquisition of the heavy axle and brake business of Eaton Corporation was completed. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

3. In March 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc for Pound Sterling 103 (U.S. $164) resulting in an after-tax gain of $45 (44 cents per share). In February 1998, Dana announced the completion of the sale of its hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany, to CF Gomma, S.p.A., of Passirano, Italy.

4. The Company initiated a rationalization plan at its Perfect Circle Europe operations resulting in a charge of $36 (35 cents per share) in the first quarter of 1997.

5. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is effective for periods ending after December 15, 1997. Accordingly, basic and diluted income per share have been computed in accordance with this statement. Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

                                             Three Months Ended March 31
                                             ---------------------------
                                                  1997         1998
                                                  -----        -----
Weighted average common shares outstanding        103.4        105.4
                                                  -----        -----
Plus: Incremental shares from
        assumed conversion of -
           Deferred compensation units               .3           .5
           Stock options                             .6          1.3
                                                  -----        -----
      Total potentially dilutive securities          .9          1.8
                                                  -----        -----
Adjusted average common shares outstanding        104.3        107.2
                                                  =====        =====

-------------------

Notes to Consolidated Financial Statements
------------------------------------------

(in Millions)

6. SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. The statement requires, among other things, the reporting of total comprehensive income in condensed financial statements of interim periods. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments and minimum pension liability adjustments. Dana's total comprehensive earnings were as follows:

                                                      Three Months Ended March 31
                                                      ---------------------------
                                                        1997               1998
                                                      --------           --------
         Net Income                                   $   92.6           $  107.6
         Other comprehensive income/(loss)                (1.1)             (12.0)
                                                      --------           --------
         Total comprehensive income                   $   91.5           $   95.6
                                                      ========           ========

7. In the first quarter of 1998, Dana sold $350 of new senior unsecured notes consisting of $150 of 6.5% notes due March 15, 2008 and $200 of 7.0% notes due March 15, 2028. Proceeds from the issues are being used to pay off existing short- and medium-term debt.

8. In April 1998, the Company acquired 98 percent of the share capital of Nakata S.A. Industria e Comercio of Sao Paulo, Brazil. The acquisition will be accounted for as a purchase and the results of operations will be included from the date of acquisition.

9. In May 1998, the Company announced a merger agreement with Echlin Inc., a global producer of parts for the automotive aftermarket. Under the agreement, each share of Echlin common stock will be exchanged for
         0.9293 shares of Dana common stock; Dana will also assume $570 of net debt. The transaction, which is conditioned on the approval of Dana and Echlin shareholders and subject to customary regulatory approvals, is expected to be accounted for as a pooling of interests.

         Echlin reported sales of $3,569 for the fiscal year ended August 31, 1997 and $836 for the quarter ended February 28, 1998. Total assets of Echlin were $2,382 at February 28, 1998 with net assets of $946.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

         Net cash provided by operating activities increased $61 for the three months ended March 31, 1998 when compared to the same three months in 1997. The increase was attributable to higher operating net income and depreciation and amortization expenses in 1998, partially offset by the increased change in working capital requirements.

                CASH FLOWS FROM OPERATIONS
                  FOR THREE MONTHS ENDED
                         MARCH 31
            1996                           $73
            1997                            32
            1998                            93

         The acquisition of Eaton Corporation's heavy axle and brake business was the most significant investing activity in the first quarter of 1998. Dana also acquired the remaining 40% interest in Simesc, its Brazilian structural components manufacturing company, and divested the Weatherhead brake hose operations. In the first quarter of 1997, Dana acquired the assets of Clark-Hurth Components and the piston ring and cylinder liner operations of SPX Corporation. The Company sold its European warehouse distribution operations in March 1997.

                   CAPITAL EXPENDITURES
             YEAR                  THREE MONTHS
             ENDED                 ENDED
             DECEMBER 31           MARCH 31
   1996             $357                     $69
   1997              426                      85
   1998              430 *                    86
                                 * Projected

         Capital expenditures were slightly higher than the first quarter of 1997. The Company currently anticipates capital spending for the full year to be slightly above the 1997 level.

         Net purchases of leased assets (purchases less principal payments on leases and loans) were $33 in 1998, an increase of $21 over 1997.

         Financing activities provided net cash of $139. In the quarter, Dana sold $350 of new senior unsecured notes consisting of $150 of 6.5% notes due March 15, 2008 and $200 of 7.0% notes due March 15, 2028. Proceeds from the issues are being used to pay off existing short- and medium-term debt.

         In January, Standard & Poor's Corporation increased Dana's corporate credit and senior debt ratings to "A-" from "BBB+." The ratings of Dana Credit Corporation (DCC), Dana's wholly-owned leasing subsidiary, were also raised to "A-."

         Cash dividends paid in the first quarter of 1998 were $28 compared to $26 last year. On April 20, 1998, Dana's Board of Directors approved a 7% increase in the dividend, payable June 15, 1998, to an annualized rate of $1.16 per share.

         Dana utilizes short-term committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling approximately $1,374 at the end of the first quarter of

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

1998, while DCC's lines were $922. Dana's strong cash flows from operations, together with worldwide credit facilities, are expected to provide adequate liquidity to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the balance of 1998.

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of March 31, 1998 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the cash flows related to such liabilities are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At March 31, 1998, the Company had accrued $47 for product liability costs (products) and $55 for environmental liability costs (environmental), compared to $50 for products and $55 for environmental at December 31, 1997. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $15 for products and $4 for environmental at March 31, 1998, compared to $15 for products and $1 for environmental at December 31, 1997. At March 31, 1998, the Company had recorded (as assets) probable recoveries from insurance or third parties in the amounts of $27 for products and $5 for environmental, compared to $29 for products and $10 for environmental at December 31, 1997.

Restructuring and Rationalization Expenses
------------------------------------------

         Restructuring and rationalization charges of $162 were recorded in 1997. An accrued liability of $123 remained at December 31, 1997. During the first quarter of 1998, $17 was charged against the liability, consisting of cash payments of $4 and non-cash charges of $13. The remaining cash outlays of $84 ($52 in 1998, $16 in 1999, and $16 thereafter) generally represent employee separation costs for the approximately 1,440 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. It is anticipated that Dana's operations over the long term will benefit from these realignment strategies.

-------------------

Impact of the Year 2000
-----------------------

         The Company has established a Global Year 2000 Readiness Team to coordinate its Year 2000 activities and has engaged an outside consultant to assist in these efforts. The Company is finalizing its plan and timetable for reviewing any calendar functions in its products and for determining whether its critical business and operating systems (including those which interface with customers, suppliers and other third parties) will function properly when processing data for the Year 2000. At present, the Company has not determined the total cost of addressing Year 2000 issues or the impact that any incomplete or untimely resolution of these issues by Dana or its customers or suppliers could have on the Company's business, financial condition or results of operations.

Results of Operations (Three Months 1998 vs Three Months 1997)
--------------------------------------------------------------

(in Millions)

         Worldwide sales of $2,350 in the first quarter surpassed the record first quarter of 1997 by $235 or 11%. Sales of companies acquired, net of divestitures, amounted to $95 of the increase. Excluding such activities, sales increased $140 or 7% during the quarter with price changes having a minimal effect. Dana's U.S. sales increased 15% over 1997 ($131 or 9% excluding the effect of acquisitions and divestitures). Sales from Dana's international operations increased 2% over 1997, with the impact of divestitures equaling the acquisition impact. Changes in foreign currency exchange rates since the first quarter of 1997 served to reduce first quarter 1998 sales by approximately $47.

                     1ST QUARTER SALES
                                                    %
                         1997        1998        CHANGE
 U.S.                 $1,528       $1,754          15
 International           587          596           2
 Total                $2,115       $2,350          11

         U.S. sales of light truck components to OE manufacturers increased 7% over a record 1997 first quarter, with acquisitions having little impact. U.S. sales of heavy truck OE components rose 78% over last year (14% excluding acquisitions). Worldwide sales to manufacturers of off-highway vehicles increased 20% and passenger car OE sales grew 2%, primarily from acquisitions.

         North American sales increased 15% in the first quarter, with acquisitions accounting for nearly three-fourths of the increase. Excluding the net effect of acquisitions and divestitures, sales in Europe and South America increased 9% and 6%, respectively. Asia Pacific sales were flat overall; however, OE sales increased 10% in the first quarter, offset by sluggish distribution sales.

                1ST QUARTER SALES BY REGION
                                                     %
       REGION             1997        1998        CHANGE
   North America        $1,617       $1,862          15
   Europe                  318          291          (8)
   South America           135          154          14
   Asia Pacific             45           43          (4)

-------

Results of Operations (Three Months 1998 vs Three Months 1997)
--------------------------------------------------------------

(in Millions)

         Dana's worldwide distribution business declined 10% in the first quarter primarily due to the sale of the European warehouse distribution business in March 1997. U.S. distribution sales declined 3%, while the international distribution sales decreased 21% due to the disposition. Worldwide automotive distribution sales were down 18%; excluding the net effect of acquisitions and divestitures, sales increased 7%. Off-highway/industrial distribution sales increased 1% and truck parts distribution sales fell 7%, with a negligible impact from acquisitions/divestitures.

         Revenue from lease financing and other income decreased $72 in the first quarter of 1998. Other income recorded in 1997 included $76 relating to the divestiture of the European warehouse distribution operations and $13 from the sale of an investment in a leveraged lease by DCC. Lease-related revenue increased $5 in 1998.

         Dana's gross margin for the first quarter was 15.5%, compared to 13.9% in 1997. Gross margin in 1997 was adversely affected by a charge of $26 to cost of sales during the first quarter relating to the rationalization plan at the Company's Perfect Circle Europe operations in France. Excluding the 1997 charge, Dana's gross margin improved .5% in 1998.

          Selling, general and administrative expenses (SG&A) increased $6 in 1998. The net impact of acquisitions and divestitures helped to reduce SG&A expenses slightly in the first quarter although not enough to offset higher expenses at DCC due to start-up and development costs associated with new programs and expansion. The ratio of SG&A expense to sales improved from 9.1% in 1997 to 8.5% in 1998.

         Dana's operating margin for the first quarter of 1998 was 7.1% compared to 4.8% in 1997. Excluding the previously explained charge to cost of sales recorded in 1997, Dana's operating margin improved 1.1% in 1998.

         Interest expense was $9 higher than last year due to higher average debt levels related to acquisitions in 1997 and 1998.

         Dana's first quarter 1998 effective tax rate was 41% compared to 51% for 1997's first quarter. The effective rate is lower due to the 1997 provision of a valuation reserve for tax benefits previously recorded in France and the valuation reserve for tax benefits associated with the expenses recorded for the rationalization plan at Dana's Perfect Circle Europe operations.

         Equity in earnings of affiliates was higher in 1998 by $4, primarily due to losses no longer being recorded for Korea Spicer Corporation, which was sold in November of 1997.

         Minority interest in net income of consolidated subsidiaries decreased $2, primarily due to the lower earnings of Albarus S.A. (a Brazilian subsidiary) and its majority-owned subsidiaries.

         The Company reported record first quarter earnings of $108 which included a $3 after-tax gain on the sale of its hydraulic brake hose business.

-------

Results of Operations (Three Months 1998 vs Three Months 1997)
--------------------------------------------------------------

(in Millions)

         Dana's component sales to producers of light truck and sport utility vehicles continued strong in the first quarter of 1998 as the popularity of these vehicles remained steady. Second-quarter sales are expected to be above last year's levels, which were affected by work stoppages at two of Dana's major customers during the quarter in 1997. Sales to the medium and heavy truck markets should continue significantly above last year due to the integration of the Eaton axle operations and higher North American truck production levels.

Forward Looking Information
---------------------------

         Any forward-looking statements contained in this report represent management's current expectations based on present information and current assumptions. Such statements are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," and similar expressions. Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include changes in business relationships with the Company's major customers, work stoppages at major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing and changes in global economic and market conditions.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

         The Company and its consolidated subsidiaries are parties to various pending judicial and administrative proceedings arising in the ordinary course of business. The Company's management and legal counsel have reviewed the probable outcome of these proceedings, the costs and expenses reasonably expected to be incurred, the availability and limits of the Company's insurance coverage and the Company's established reserves for uninsured liabilities. While the outcome of the pending proceedings cannot be predicted with certainty, based on its review, management believes that any liabilities that may result are not reasonably likely to have a material effect on the Company's liquidity, financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         The following are the results of voting by stockholders present or represented at the Annual Meeting of Stockholders on April 1, 1998:

         1. ELECTION OF DIRECTORS. The following were elected to serve as directors of the Company until the next annual meeting of stockholders or until their successors are elected:

                                             Votes For                     Votes Withheld
                                             ---------                     --------------
B. F. Bailar                                92,297,530                        780,701
E. M. Carpenter                             92,292,351                        785,880
E. Clark                                    92,326,709                        751,522
G. H. Hiner                                 92,321,301                        756,930
J. M. Magliochetti                          92,323,284                        754,947
M. R. Marks                                 92,314,986                        763,245
S. J. Morcott                               92,295,300                        782,931
R. B. Priory                                92,194,305                        883,926
J. D. Stevenson                             90,977,660                      2,100,571
T. B. Sumner Jr.                            92,290,131                        788,100

         2. APPROVAL OF THE DANA CORPORATION 1998 DIRECTORS' STOCK OPTION PLAN. The stockholders approved the 1998 Directors' Stock Option Plan and the issuance of 150,000 shares of Dana common stock under the Plan. There were 83,024,650 votes approving the Plan; 9,504,634 votes against; 548,947 votes abstaining; and no broker nonvotes.

         3. RATIFICATION OF PRICE WATERHOUSE: The stockholders ratified the Board's selection of Price Waterhouse LLP as the Company's independent auditors for fiscal year 1998. There were 92,616,964 votes ratifying the selection of Price Waterhouse; 324,497 votes against; and 136,770 votes abstaining.

ITEM 5.  OTHER EVENTS
---------------------

         On May 4, 1998, Dana and Echlin Inc. ("Echlin") announced the execution of an Agreement and Plan of Merger, dated as of May 3, 1998, pursuant to which a wholly-owned subsidiary of Dana will be merged with and into Echlin, with Echlin as the surviving corporation. In the merger, each share of Echlin common stock outstanding immediately prior to the effective time of the merger will be converted into 0.9293 of a share of Dana common stock. Based on the $59.1875 closing price of Dana stock on May 1, 1998, the transaction is valued at $55 per share of Echlin stock or an aggregate consideration of approximately $3.5 billion. Consummation of the merger is conditioned upon, among other things, the requisite approval of the shareholders of Dana and Echlin and customary regulatory and governmental approvals.

         In connection with the Merger Agreement, Dana and Echlin entered into a Stock Option Agreement, dated as of May 3, 1998, pursuant to which Echlin granted to Dana an option to purchase, under certain circumstances, up to 12,655,345 shares of Echlin common stock at a price (subject to certain adjustments) of $55 per share. The option is exercisable upon the occurrence of certain events, none of which has occurred as of the date hereof. If exercised, the option would give Dana the right to acquire (before giving effect to the exercise of the option) 19.9% of the total outstanding shares of Echlin common stock. The Stock Option Agreement was granted by Echlin as a condition and inducement to Dana to enter into the Merger Agreement. Under certain circumstances, Echlin may be required to repurchase the option or the shares acquired pursuant to the exercise thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         a) The Exhibits listed in the "Exhibit Index" are filed as a part of this report

         b)       Reports on Form 8-K

                  The Company filed a Form 8-K on March 12, 1998, containing the following documents related to its Registration Statement No. 333-42239 filed on December 15, 1997: (1)Terms Agreement between Dana Corporation and Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities Inc., dated March 11, 1998; (2) First Supplemental Indenture between Dana Corporation, as Issuer,and Citibank, N.A., Trustee, dated as of March 11, 1998; and (3) Form of 6.50% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028.

                  The Company also filed a Form 8-K on May 4, 1998, reporting the Agreement and Plan of Merger and the Stock Option Agreement with Echlin Inc. which are described in Item 5, above.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DANA CORPORATION

Date: May 12, 1998                          /s/      John S. Simpson
------------------                          ----------------------------------
                                            John S. Simpson
                                            Chief Financial Officer

                                  EXHIBIT INDEX

No.         Description                                            Method of Filing
---         -----------                                            ----------------
3-A         Restated Articles of Incorporation, effective June     Filed by reference to Exhibit 4 to Registrant's Form
            1, 1994                                                8-A/A, Amendment No. 3 filed October 4, 1994

3-B         Restated By-Laws, effective December 9, 1996           Filed by reference to Exhibit 3-B to Registrant's Form
                                                                   10-K  for the year ended December 31, 1996

4-A         Specimen Single Denomination Stock Certificate         Filed by reference to Exhibit 4-B to Registrant' s
                                                                   Registration Statement No. 333-18403 filed December 20,
                                                                   1996

4-B         Rights Agreement, dated as of April 25, 1996,          Filed by reference to Exhibit 1 to Registrant's Form 8-A
            between Registrant and ChemicalMellon Shareholder      filed May 1, 1996
            Services, L.L.C., Rights Agent

4-C         Indenture for Senior Securities between Dana           Filed by reference to Exhibit 4-B of Registrant's
            Corporation and Citibank, N.A., Trustee, dated as of   Registration Statement No. 333-42239 filed December 15,
            December 15, 1997                                      1997

4-D         First Supplemental Indenture between Dana              Filed by reference to Exhibit 4-B-1 to Registrant's
            Corporation, as Issuer, and Citibank, N. A.,           Report on Form 8-K dated March 12, 1998
            Trustee, dated as of March 11, 1998

4-E         Form of 6.50% Notes due March 15, 2008 and 7.00%       Included in Exhibit 4-D and filed by reference to Exhibit
            Notes due March 15, 2028                               4-C-1 to Registrant's Report on Form 8-K dated March 12,
                                                                   1998

10-A(4)     Fourth Amendment to Additional Compensation Plan,      Filed with this Report
            effective December 8, 1997

10-E(3)     Third Amendment to 1997 Stock Option Plan,             Filed with this Report
            effective December 8, 1997

10-F(1)     First Amendment to Excess Benefits Plan, effective     Filed with this Report
            December 8, 1997

10-G(3)     Third Amendment to Retirement Plan, effective          Filed with this Report
            December 8, 1997

10-H(1)     First Amendment to Directors Retirement Plan,          Filed with this Report
            effective December 8, 1997

10-I(1)     First Amendment to Director Deferred Fee Plan,         Filed with this Report
            effective December 8, 1997

10-K(1)     First Amendment to Supplemental Benefits Plan,         Filed with this Report
            effective December 8, 1997

10-M        Directors' Stock Option Plan                           Filed by reference to Exhibit A to Registrant's Proxy
                                                                   Statement for its Annual Meeting on April 1, 1998

27          Financial Data Schedules                               Filed with this Report