Form 10-Q
period 1998-06-30
DANA CORP
filed 1998-08-14
CIK 26780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d)
                                       Of the Securities Exchange Act of 1934

                                                              Commission
For the Quarterly Period Ended  June 30, 1998                 File Number 1-1063
                                -------------                             ------


                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Virginia                                        34-4361040
----------------------------------------       ---------------------------------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                    Identification Number)


   4500 Dorr Street, Toledo, Ohio                            43615
----------------------------------------       ---------------------------------
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


                                  Yes  X  No
                                      ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding at June 30, 1998
   --------------------------           ----------------------------
   Common stock, $1 par value                     105,840,154

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

Part I.  Financial Information

                  Item 1.   Financial Statements

                            Condensed Balance Sheet
                                 December 31, 1997 and
                                 June 30, 1998                                                             3

                            Statement of Income
                                 Three Months and Six Months Ended
                                 June 30, 1997 and 1998                                                    4

                            Condensed Statement of Cash Flows
                                 Six Months Ended
                                 June 30, 1997 and 1998                                                    5

                            Notes to Condensed Financial Statements                                      6-8

                  Item 2.   Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                                               9-16


Part II. Other Information

                  Item 1.   Legal Proceedings                                                             17

                  Item 4.   Submission of Matters to a Vote of Security Holders                           17

                  Item 6.   Exhibits and Reports on Form 8-K                                              17


Signature                                                                                                 18

Exhibit Index                                                                                             19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.                             DANA CORPORATION
-------

                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

Assets                                               December 31, 1997 June 30, 1998
------                                               ----------------- -------------

Cash and Cash Equivalents                                $    394.3     $    145.9
Accounts Receivable
   Trade                                                    1,030.6        1,297.0
   Other                                                      132.3          187.2
Inventories
   Raw Materials                                              252.9          302.8
   Work in Process and Finished Goods                         656.9          749.5
Lease Financing                                             1,330.1        1,455.9
Investments and Other Assets                                1,276.8        1,344.0
Property, Plant and Equipment                               3,911.3        4,081.7
Less:  Accumulated Depreciation                             1,866.5        1,814.8
                                                         ----------     ----------

   Total Assets                                          $  7,118.7     $  7,749.2
                                                         ==========     ==========

Liabilities and Shareholders' Equity
------------------------------------

Accounts Payable and Other Liabilities                   $  1,518.4     $  1,801.3
Short-Term Debt                                               504.2          636.9
Long-Term Debt                                              2,178.3        2,244.6
Deferred Employee Benefits                                  1,062.5        1,062.0
Minority Interest                                             154.1          151.4
Shareholders' Equity                                        1,701.2        1,853.0
                                                         ----------     ----------

    Total Liabilities and
      Shareholders' Equity                               $  7,118.7     $  7,749.2
                                                         ==========     ==========

-------------------

                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)

                                         Three Months Ended June 30  Six Months Ended June 30
                                         --------------------------  ------------------------

                                           1997           1998         1997          1998
                                           ----           ----         ----          ----

Net Sales                                $   2,140.8  $   2,340.3  $   4,256.1  $   4,690.5
Revenue from Lease Financing
  and Other Income                              75.5         64.5        211.4        128.7
                                         -----------  -----------  -----------  -----------

                                             2,216.3      2,404.8      4,467.5      4,819.2
                                         -----------  -----------  -----------  -----------
Costs and Expenses
  Cost of Sales                              1,816.2      1,970.3      3,611.5      3,955.3
  Selling, General and
     Administrative Expenses                   187.6        196.8        380.6        395.9
  Restructuring and Rationalization
     Charges                                     8.9           --         34.9           --
  Interest Expense                              49.7         56.2         97.9        113.8
                                         -----------  -----------  -----------  -----------

                                             2,062.4      2,223.3      4,124.9      4,465.0
                                         -----------  -----------  -----------  -----------

Income Before Income Taxes                     153.9        181.5        342.6        354.2
Estimated Taxes on Income                      (60.7)       (70.6)      (157.3)      (142.0)
Minority Interest                               (6.2)        (6.0)       (11.8)        (9.3)
Equity in Earnings of Affiliates                 6.8         11.1         12.9         20.7
                                         -----------  -----------  -----------  -----------


Net Income                               $      93.8  $     116.0  $     186.4  $     223.6
                                         ===========  ===========  ===========  ===========

Net Income Per Common Share -
  Basic                                  $      .90   $      1.10  $      1.80  $      2.12
                                         ===========  ===========  ===========  ===========
  Diluted                                $      .89   $      1.08  $      1.78  $      2.08
                                         ===========  ===========  ===========  ===========

Dividends Declared and Paid per
  Common Share                           $      .25   $       .29  $       .50  $       .56

Average Number of Shares Outstanding -
  For Basic                                   103.8         105.6        103.8        105.6
  For Diluted                                 104.9         107.4        104.9        107.4

-------------------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)

                                                        Six Months Ended June 30
                                                        ------------------------

                                                           1997      1998
                                                           ----      ----

Net Income                                               $  186.4  $  223.6
Depreciation and Amortization                               168.7     181.8
Gain on Sale of Dana Distribution Europe                    (45.0)       --
Working Capital Change and Other                            (45.5)    (99.5)
                                                         --------  --------
      Net Cash Flows from Operating Activities              264.6     305.9
                                                         --------  --------


Purchases of Property, Plant and Equipment                 (169.4)   (232.0)
Purchases of Assets to be Leased                           (236.7)   (317.7)
Payments Received on Leases and Loans                       158.0     162.8
Acquisitions                                               (475.8)   (353.7)
Divestitures                                                152.0      58.5
Other                                                        (0.1)    (14.0)
                                                         --------  --------
      Net Cash Flows-Investing Activities                  (572.0)   (696.1)
                                                         --------  --------


Net Change in Short-Term Debt                               (95.9)     51.0
Proceeds from Long-Term Debt                                700.3     388.7
Payments on Long-Term Debt                                 (300.2)   (250.7)
Dividends Paid                                              (51.9)    (59.2)
Other                                                         7.1      12.0
                                                         --------  --------
      Net Cash Flows-Financing Activities                   259.4     141.8
                                                         --------  --------

      Net Change in Cash and Cash Equivalents               (48.0)   (248.4)
      Cash and Cash Equivalents-beginning of period         227.8     394.3
                                                         --------  --------
      Cash and Cash Equivalents-end of period            $  179.8  $  145.9
                                                         ========  ========

-------------------

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

3. In March 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc for L 103 (U.S. $164) resulting in an after-tax gain of $45 (44 cents per share). In February 1998, Dana completed the sale of its hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany, to CF Gomma, S.p.A., of Passirano, Italy. In May 1998, Dana completed the sale of its hydraulic cylinder business to Hyco International, Inc. of Atlanta, Ga.

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

                                                                      Three and Six Months Ended June 30
                                                                      ----------------------------------
                                                                              1997             1998
                                                                              ----             ----

         Weighted average common shares outstanding                            103.8            105.6
         Plus: Incremental shares from
                 assumed conversion of -
                    Deferred compensation units                                   .4               .5
                    Stock options                                                 .7              1.3
                                                                            --------         --------
                 Total potentially dilutive securities                           1.1              1.8
                                                                            --------         --------
         Adjusted average common shares outstanding                            104.9            107.4
                                                                            ========         ========

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

                                                                Three Months Ended           Six Months Ended
                                                               --------------------         ------------------
                                                                      June 30                     June 30
                                                                  1997            1998         1997          1998
                                                                  ----            ----         ----          ----

         Net Income                                         $   93.8       $   116.0     $   186.4      $  223.6
         Other Comprehensive Income/(Loss)
               Deferred translation gain/(loss)                (16.1)          (11.9)        (16.4)        (24.5)
                                                            --------       ---------     ---------      --------

         Total comprehensive income                         $   77.7       $   104.1     $   170.0      $  199.1
                                                            ========       =========     =========      ========


7. In the first quarter of 1998, Dana sold $350 of new senior unsecured notes consisting of $150 of 6.5% notes due March 15, 2008 and $200 of 7.0% notes due March 15, 2028. Proceeds from the issues were used to pay down existing short- and medium-term debt.

8. Restructuring and rationalization charges of $162 were recorded in 1997. An accrued liability of $123 remained at December 31, 1997. During the first six months of 1998, $31 was charged against the liability, consisting of cash payments of $14 ($12 related to severance pay and benefits and $2 related to closed facilities) and non-cash charges of $17 ($3 related to writing down inventory at closed facilities and $14 related to impaired assets and investment in operations that were closed or sold). The remaining estimated cash outlays of $74 ($42 in 1998, $16 in 1999, and $16 thereafter) generally represent employee separation costs for the approximately
         630 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. Dana's operations over the long term are expected to benefit from these realignment strategies.

-------------------

Notes to Consolidated Financial Statements
------------------------------------------

(in Millions)


9. In July 1998, the Company completed its acquisition of Echlin Inc., a global producer of parts for the automotive aftermarket. Dana is exchanging 0.9293 shares of its common stock for each share of Echlin common stock outstanding on the effective date of the merger. The following is unaudited pro forma combined financial information as of December 31, 1997 and June 30, 1997 and for the three-month and six-month periods ended June 30, 1998. There were no material intercompany transactions.

                                                                 December 31, 1997             June 30, 1998
                                                                 -----------------             -------------

         Total Assets                                              $   9,479.6                  $   10,065.0
                                                                   ===========                  ============

         Total Liabilities                                         $   6,834.3                  $    7,227.8
         Total Equity                                                  2,645.3                       2,837.2
                                                                   -----------                  ------------
         Total Liabilities and Equity                              $   9,479.6                  $   10,065.0
                                                                   ===========                  ============

                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ----------------
                                                                      June 30                     June 30
                                                                      -------                     -------
                                                               1997            1998          1997          1998
                                                               ----            ----          ----          ----

         Net Sales                                          $   3,089.7    $   3,236.6   $   6,085.9    $ 6,469.4
                                                            ===========    ===========   ===========    =========
         Net Income                                         $     127.1    $     160.2   $     249.0    $   300.7
                                                            ===========    ===========   ===========    =========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

         Net cash provided by operating activities amounted to $306 for the six months ended June 30, 1998, compared with $265 in 1997. The increase was attributable to higher operating net income and depreciation and amortization expenses in 1998, partially offset by increased working capital requirements.

------------------------------------------------------------
                CASH FLOWS FROM OPERATIONS
               FOR SIX MONTHS ENDED JUNE 30
------------------------------ -----------------------------
            1996                          $ 287
------------------------------ -----------------------------
            1997                            265
------------------------------ -----------------------------
            1998                            306
------------------------------ -----------------------------

         Net cash flows used for investing activities were $696 through six months of 1998 primarily due to acquisitions and net capital expenditures. In 1998 Dana acquired Eaton Corporation's heavy axle and brake business, the remaining 40% interest in Simesc, its Brazilian structural components manufacturing company, and 98% of the share capital of Brazilian suspension components producer Nakata. Dana also divested the Weatherhead brake hose operations and the hydraulic cylinder business. In the first six months of 1997, Dana acquired the assets of Clark-Hurth Components and the piston ring and cylinder liner operations of SPX Corporation. The Company sold its European warehouse distribution operations in March 1997.

------------------------------------------------------------
                   CAPITAL EXPENDITURES
------------ --------------------- -------------------------
                 SIX MONTHS              YEAR ENDED
                ENDED JUNE 30            DECEMBER 31
------------ --------------------- -------------------------
   1996             $161                    $ 357
------------ --------------------- -------------------------
   1997              169                      426
------------ --------------------- -------------------------
   1998              232                      430 *
------------------------------------------------------------
                                      *Projected
------------------------------------------------------------

         Capital expenditures were $63 higher than in the first six months of 1997 to support the Company's growth initiatives and continued manufacturing process improvements. The Company currently anticipates capital spending for the full year to be slightly above the 1997 level.

         Net purchases of leased assets (purchases less principal payments received on leases and loans) were $155 in the first six months 1998, an increase of $76 over 1997.

         Financing activities provided net cash of $142 in the first six months of 1998. In the first quarter, Dana sold $350 of new senior unsecured notes consisting of $150 of 6.5% notes due March 15, 2008 and $200 of 7.0% notes due March 15, 2028. Proceeds from the issues were used to pay down existing short- and medium-term debt.

         In January, Standard & Poor's Corporation increased Dana's corporate credit and senior debt ratings to "A-" from "BBB+." The ratings of Dana Credit Corporation (DCC), Dana's wholly-owned leasing subsidiary, were also raised to "A-."

         Cash dividends paid in the first six months of 1998 were $59 compared to $52 last year. In the second quarter Dana's Board of Directors approved a 7% increase in the dividend to an annualized rate of $1.16 per share. The increased dividend was paid to shareholders on June 15, 1998.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

         Dana utilizes short-term committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling $1,047 at June 30, 1998, while DCC's lines were $861. Dana's strong cash flows from operations, together with its worldwide credit facilities, are expected to provide adequate liquidity to meet the Company's debt service obligations, projected capital expenditures and working capital requirements for the balance of 1998.

         Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of June 30, 1998 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the cash flows related to such liabilities are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At June 30, 1998, the Company had accrued $46 for product liability costs (products) and $52 for environmental liability costs (environmental), compared to $50 for products and $55 for environmental at December 31, 1997. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $15 for products and $4 for environmental at June 30, 1998, compared to $15 for products and $1 for environmental at December 31, 1997. At June 30, 1998, the Company had recorded (as assets) probable recoveries from insurance or third parties in the amounts of $24 for products and $6 for environmental, compared to $29 for products and $10 for environmental at December 31, 1997.

Restructuring and Rationalization Expenses
------------------------------------------

         Restructuring and rationalization charges of $162 were recorded in 1997. An accrued liability of $123 remained at December 31, 1997. During the first six months of 1998, $31 was charged against the liability, consisting of cash payments of $14 ($12 related to severance pay and benefits and $2 related to closed facilities) and non-cash charges of $17 ($3 related to writing down inventory at closed facilities and $14 related to impaired assets and investment in operations that were closed or sold). The remaining estimated cash outlays of $74 ($42 in 1998, $16 in 1999, and $16 thereafter) generally represent employee separation costs for the approximately 630 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. Dana's operations over the long term are expected to benefit from these realignment strategies.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Million)
------------

Impact of the Year 2000
-----------------------

         Dana, including those operations that were acquired as a result of the merger of Echlin with a Dana subsidiary in July 1998, has implemented a program for reviewing its products and its critical information technology (IT) and non-IT systems (including those which interface with major customers, suppliers and other third parties) to identify and develop remediation plans for those products and systems with elements which may not function properly when processing dates or data for the Year 2000. The program is under the leadership of the Company's Global Year 2000 Readiness Team, which includes Year 2000 Project Managers for each of Dana's Strategic Business Units and geographic regions. PricewaterhouseCoopers LLP is assisting the Company in this review.

         While Dana's various operations are at different stages of Year 2000 readiness, the Company expects to complete a review of its products during the third quarter of 1998. Upon completion of this review, product remediation, testing and contingency plans will be developed, if appropriate.

         Dana has also substantially completed a company-wide inventory and assessment of its IT and non-IT systems (including business, operating and factory floor systems) and is now working on remediation plans for its internal systems. Those plans are expected to be finalized by the end of the third quarter of 1998. They will include repair, replacement, upgrading, and retirement of specific systems and components. Priorities will be based on the Company's business risk assessment. Dana expects to complete the systems remediation activities by the end of the first quarter of 1999 and the post-remediation testing by the end of the second quarter and to develop contingency plans (if needed) before the end of the year.

         In addition, Dana is presently reviewing its production and non-production supplier base to identify critical suppliers and assess their Year 2000 readiness and is developing a process to assess the readiness of its major customers and other third parties with whom it does business. It expects to complete both assessments during the first half of 1999 and to finalize any necessary contingency plans before the end of the year.

         Dana (excluding Echlin) has spent approximately $13 on its Year 2000 activities to date, of which $10 has been charged to expense and $3 has been capitalized. Based on the work performed to date and on current information and plans, Dana (excluding Echlin) anticipates that it will incur additional future costs of $41 in addressing Year 2000 issues, of which $29 will be charged to expense and $12 will be capitalized. While not included in Dana's results of operations through June 30, 1998, Echlin has spent $18 on Year 2000 activities, with $4 charged to expense and $14 capitalized, and anticipates future costs of $47, with $34 to be charged to expense and $13 to be capitalized.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Million)
------------

Impact of the Year 2000
-----------------------

         Since the Company is still in the assessment phase of its Year 2000 program and since the outcome of the program is subject to a number of risks and uncertainties (some of which, such as the availability of qualified computer personnel and the Year 2000 responses of third parties, are beyond Dana's control), there can be no assurances that Dana will not incur material remediation costs beyond the above anticipated future costs, or that Dana's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its products or systems, or those of other parties with whom it does business, are not resolved in a timely manner.

-------------------

Results of Operations (Second Quarter 1998 vs Second Quarter 1997)
------------------------------------------------------------------

(in Millions)

         Worldwide sales for the second quarter of $2,340 exceeded 1997 second quarter sales by $199 or 9%. Sales of companies acquired, net of divestitures, amounted to $79 of the increase. On a comparable basis sales increased $120 or 6% during the quarter with price changes having a minimal effect. Dana's U.S. sales increased $157 or 10% over 1997 ($110 or 7% excluding the effect of acquisitions and divestitures). U.S. sales in the second quarter were adversely affected by work stoppages at General Motors (GM) in 1998 and at both GM and Chrysler in 1997. Sales from Dana's international operations increased $42 or 7% over 1997, with the impact of acquisitions, net of divestitures, equaling $32 or 5%. Changes in foreign currency exchange rates since the second quarter of 1997 served to reduce second quarter 1998 sales by approximately $35.

-------------------------------------------------------------
                   SECOND QUARTER SALES
-------------------- ----------- ------------ ---------------
                                                    %
                         1997        1998        CHANGE
-------------------- ----------- ------------ ---------------
       U.S.           $1,538       $1,695          10
-------------------- ----------- ------------ ---------------
  International          603          645           7
-------------------- ----------- ------------ ---------------
      Total           $2,141       $2,340           9
-------------------- ----------- ------------ ---------------

         U.S. sales of light truck components to original equipment (OE) manufacturers increased 9% over 1997, with acquisitions having little impact. U.S. sales of heavy truck OE components rose 59% over last year (16% with acquisitions, net of divestitures). Worldwide sales to manufacturers of off-highway vehicles increased 1% (flat excluding acquisitions) and passenger car OE sales grew 2% (1% excluding acquisitions).

-------------------------------------------------------------
              SECOND QUARTER SALES BY REGION
-------------------------------------------------------------
                                                     %
       REGION             1997        1998        CHANGE
---------------------- ----------- ------------ -------------
   North America        $1,630       $1,817          11
---------------------- ----------- ------------ -------------
       Europe              292          294           1
---------------------- ----------- ------------ -------------
   South America           168          187          11
---------------------- ----------- ------------ -------------
    Asia Pacific            51           42         (18)
---------------------- ----------- ------------ -------------

         North American sales increased 11% in the second quarter, with acquisitions, net of divestitures, accounting for 3% of the increase. Excluding the net effect of acquisitions and divestitures, sales in Europe and South America were flat. Asia Pacific sales were down during the quarter reflecting continued financial difficulty in the region.

         Dana's worldwide distribution business declined 4% in the second quarter led by an 8% decline in off-highway/industrial distribution sales. U.S. distribution sales declined 1%; international distribution sales decreased 10% reflecting the exchange rate impact of a stronger U.S. dollar. Worldwide automotive distribution sales were down 1%, with no impact from acquisitions and divestitures. Truck parts distribution sales fell 2%, with a negligible impact from acquisitions/divestitures.

         Revenue from lease financing and other income decreased $11 in the second quarter of 1998. Lease-related revenue increased $7 or 15% in 1998 corresponding to a 17% increase in average lease financing assets. Other income recorded in 1997 included $13 from the sale of an investment in a leveraged lease by DCC and interest income in 1998 was $7 less than in the second quarter of last year.

         Dana's gross margin for the second quarter was 15.8%, compared to 14.7% in 1997. Gross margin in 1997 was adversely affected by a charge of $9 to cost of sales related to the Berwick, Pa. plant closing. Excluding the 1997 charge, Dana's gross margin improved .6% in 1998.

-------------------

Results of Operations (Second Quarter 1998 vs Second Quarter 1997)
------------------------------------------------------------------

(in Millions)

          Selling, general and administrative expenses (SG&A) increased $9 in 1998. The net impact of acquisitions and divestitures increased SG&A by $3 in the second quarter. DCC generated higher expenses during the quarter due to start-up and development costs associated with new programs and expansion. The ratio of SG&A expense to sales improved from 8.8% in 1997 to 8.4% in 1998.

         Dana's operating margin for the second quarter of 1998 was 7.4% compared to 6.0% in 1997. Excluding the Berwick charge to cost of sales recorded in 1997, Dana's operating margin improved 1.0% in 1998.

         Interest expense was $7 higher than in 1997 due to higher average debt levels related to acquisitions.

         Dana's second quarter effective tax rate was 39% in 1998 and 1997.

         Equity in earnings of affiliates was higher in 1998 by $4, primarily due to higher earnings of the Company's affiliates in Mexico and South America.

         The Company reported record second quarter earnings of $116, a $22 or 24% increase over 1997. The earnings for 1997 included an after-tax charge of $5 for the Berwick, Pa. plant closing. Earnings in the second quarter of 1998 and 1997 were both negatively impacted by work stoppages.


Results of Operations (Six Months 1998 vs Six Months 1997)
----------------------------------------------------------

         Dana's worldwide sales of $4,691 in the first six months were $435 or 10% higher than the same period last year. Sales of companies acquired, net of divestitures, amounted to $175 of the increase. Excluding such activities, sales increased $260 or 6% with price changes having a minimal effect. Dana's U.S. sales increased $383 or 12% over 1997 ($241 or 8% excluding the effect of acquisitions and divestitures). U.S. sales in the second quarter were adversely affected by work stoppages at GM in 1998 and at both GM and Chrysler in 1997. Sales from Dana's international operations increased $52 or 4% over 1997, with the impact of acquisitions, net of divestitures, equaling $33 or 3%. The impact of changes in foreign currency exchange rates decreased 1998 sales by approximately $82.

(in Millions)

-------------------------------------------------------------
            SALES FOR SIX MONTHS ENDED JUNE 30
-------------------- ----------- ------------ ---------------
                                                    %
                         1997        1998        CHANGE
-------------------- ----------- ------------ ---------------
       U.S.           $3,066       $3,449          12
-------------------- ----------- ------------ ---------------
  International        1,190        1,242           4
-------------------- ----------- ------------ ---------------
      Total           $4,256       $4,691          10
-------------------- ----------- ------------ ---------------

         U.S. sales of light truck components to OE manufacturers increased 8% over Dana's strong performance in 1997, with acquisitions having little impact. U.S. sales of heavy truck OE components rose 69% over last year (20% with acquisitions, net of divestitures). Worldwide sales to manufacturers of off-highway vehicles increased 10%, primarily from acquisitions. Passenger car OE sales grew 2%, with little impact from acquisitions, net of divestitures.

Results of Operations (Six Months 1998 vs Six Months 1997)
----------------------------------------------------------

(in Millions)

-------------------------------------------------------------
           SALES BY REGION FOR SIX MONTHS ENDED
                          JUNE 30
---------------------- ----------- ------------ -------------
                                                     %
       REGION             1997        1998        CHANGE
---------------------- ----------- ------------ -------------
   North America        $3,247       $3,680          13
---------------------- ----------- ------------ -------------
       Europe              610          585          (4)
---------------------- ----------- ------------ -------------
   South America           303          341          13
---------------------- ----------- ------------ -------------
    Asia Pacific            96           85         (11)
---------------------- ----------- ------------ -------------

         North American sales increased 13% in the first six months of 1998, with acquisitions, net of divestitures, accounting for 5% of the increase. Excluding the net effect of acquisitions and divestitures, sales in South America increased 2% while Europe and Asia Pacific sales were down 1% and 10%, respectively. OE sales increased 11% in Europe and 3% in Asia Pacific with both regions being impacted by sluggish distribution sales.

         Dana's worldwide distribution business declined 6% in the first six months of 1998. U.S. distribution sales declined 1%; international distribution sales decreased 16% due to the exchange rate impact of a stronger U.S. dollar and the disposition of the European warehouse distribution business in March 1997. Worldwide automotive distribution sales were down 10%, all of which resulted from acquisitions and divestitures. Off-highway/industrial distribution sales decreased 2% and truck parts distribution sales fell 4%; excluding the impact of acquisitions, net of divestitures, these sales declined 4% and 2%, respectively.

         Revenue from lease financing and other income decreased $83 in 1998. Other income recorded in 1997 included $76 relating to the divestiture of the European warehouse distribution operations and $13 from the sale of an investment in a leveraged lease by DCC. Lease-related revenue increased $12 or 13% in 1998 corresponding to a 16% increase in average lease financing assets.

         Dana's gross margin for the first six months of 1998 was 15.7%, compared to 14.3% in 1997. Charges to cost of sales in 1997 included $26 relating to the rationalization plan at the Company's Perfect Circle Europe operations in France and $9 associated with the cost of closing the Berwick, Pa. plant. Excluding the charges in 1997, Dana's gross margin improved .6%.

         SG&A expenses increased $15 in 1998, the effect of higher start-up and development costs associated with new leasing programs and expansion of the lease portfolio. The ratio of SG&A expense to sales improved from 8.9% in 1997 to 8.4% in 1998.

         Dana's operating margin for the six-month period was 7.2% compared to 5.4% in 1997. Excluding the previously explained charges to cost of sales recorded in 1997, Dana's operating margin improved 1.0% in 1998.

         Interest expense was $16 higher than in 1997 due to higher average debt levels related to acquisitions.

         Dana's effective tax rate for the first half of 1998 was 40% compared to 46% for 1997's first six months. The effective rate in 1997 was higher due to providing valuation reserves for tax benefits previously recorded in France and for tax benefits associated with the expenses recorded for the rationalization plan at Dana's Perfect Circle Europe operations.

Results of Operations (Six Months 1998 vs Six Months 1997)
----------------------------------------------------------

(in Millions)

         Minority interest in net income of consolidated subsidiaries decreased $3, primarily due to the lower earnings of Albarus S.A. (a Brazilian subsidiary) and its majority-owned subsidiaries.

         Equity in earnings of affiliates was higher in 1998 by $8, primarily due to losses no longer being recorded for Korea Spicer Corporation, which was sold in November of 1997, as well as higher earnings of the Company's Mexican affiliates and DCC's leasing affiliates.

         The Company reported record profit of $224, an increase of $37 or 20% from 1997. Earnings per diluted share increased 17% over the first six months of 1997. The Company's 1998 earnings included a $3 after-tax gain on the sale of its hydraulic brake hose business. The earnings for 1997 included a $45 after-tax gain on the sale of the European warehouse operations and charges of $36 for the rationalization plan of the Perfect Circle Europe operations and $5 for the Berwick, Pa. plant closing.

         Dana's component sales to producers of light truck and sport utility vehicles continued strong in the first six months of 1998 as the popularity of these vehicles remained steady. Second-half demand for light truck and sport utility vehicles is anticipated to remain strong; however, the GM work stoppage has reduced the demand for Dana products and will adversely affect Dana's sales and profits in the third quarter. The impact on Dana's second-half results will depend on GM's ability to recoup lost production resulting from the work stoppage. Sales to the medium and heavy truck markets should continue significantly above last year due to the integration of the Eaton axle operations and higher North American truck production levels.

Forward Looking Information
---------------------------

         Any forward-looking statements contained in this report represent management's current expectations based on present information and current assumptions. Such statements are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," and similar expressions. Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include changes in business relationships with the Company's major customers, work stoppages at major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, factors affecting the ability of the Company and/or third parties with whom it does business to resolve Year 2000 problems in a timely manner, and changes in global economic and market conditions.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         The following are the results of voting by stockholders present or represented at the Special Meeting of Dana's stockholders on June 30, 1998:

         The stockholders approved Proposal 1 to issue shares of the Company's common stock in connection with the merger of Echo Acquisition Corp. (a wholly-owned subsidiary of the Company) with and into Echlin Inc. There were 76,633,836 shares voted in favor, 950,767 shares voted against, and 479,479 shares abstaining.

         The stockholders approved Proposal 2 to amend the Company's Restated Articles of Incorporation to increase the number of shares of the common stock authorized to be issued from 240 million to 350 million shares. There were 81,707,900 shares voted in favor, 2,255,735 shares voted against, and 293,872 shares abstaining.

         The stockholders approved Proposal 3 to adjourn the Special Meeting to permit further solicitation of proxies in the event that there were insufficient votes at the time of the meeting to approve Proposal 1. There were 57,549,542 shares voted in favor, 20,138,943 shares voted against, and 375,598 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

         a). The exhibits listed in the "Exhibit Index" are filed as a part of this report.

         b). Reports on Form 8-K

         The Company filed a Form 8-K on July 9, 1998, reporting the completion of the merger of Echo Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Echlin Inc., with Echlin surviving the merger as a wholly-owned subsidiary of Dana.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                DANA CORPORATION


Date: August 14, 1998         /s/ John S. Simpson
---------------------         -------------------
                              John S. Simpson
                              Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

No.       Description                                              Method of Filing
---       -----------                                              ----------------
3-A       Restated Articles of Incorporation, effective July 2,    Filed with this Report
          1998

3-B       Restated By-Laws, effective July 20, 1998                Filed with this Report

4-A       Specimen Single Denomination Stock Certificate           Filed by reference to Exhibit 4-B to Registrant' s
                                                                   Registration Statement No. 333-18403 filed December 20,
                                                                   1996

4-B       Rights Agreement, dated as of April 25, 1996, between    Filed by reference to Exhibit 1 to Registrant's Form 8-A
          Registrant and ChemicalMellon Shareholder Services,      filed May 1, 1996
          L.L.C., Rights Agent

4-C       Indenture for Senior Securities between Dana             Filed by reference to Exhibit 4-B of Registrant's
          Corporation and Citibank, N.A., Trustee, dated as of     Registration Statement No. 333-42239 filed December 15,
          December 15, 1997                                        1997

4-D       First Supplemental Indenture between Dana                Filed by reference to Exhibit 4-B-1 to Registrant's
          Corporation, as Issuer, and Citibank, N.A., Trustee,     Report on Form 8-K dated March 12, 1998
          dated as of March 11, 1998

4-E       Form of 6.50% Notes due March 15, 2008 and 7.00% Notes   Included in Exhibit 4-D and filed by reference to Exhibit
          due March 15, 2028                                       4-C-1 to Registrant's Report on Form 8-K dated March 12,
                                                                   1998

10-F      Excess Benefits Plan, restated as of December 8, 1997    Filed with this Report

10-H      Directors Retirement Plan, restated as of December 8,    Filed with this Report
          1997

10-K      Supplemental Benefits Plan, restated as of April 20,     Filed with this Report
          1998

27        Financial Data Schedule                                  Filed with this Report