Form 10-Q
period 1998-09-30
DANA CORP
filed 1998-11-10
CIK 26780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


                                                              Commission
For the Quarterly Period Ended September 30, 1998             File Number 1-1063
                               ------------------                         ------


                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Virginia                                 34-4361040
----------------------------------------     -----------------------------------
      (State or other jurisdiction                     (IRS Employer
    of incorporation or organization)              Identification Number)


     4500 Dorr Street, Toledo, Ohio                         43615
----------------------------------------     -----------------------------------
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

                             Yes  X      No
                                 ---        ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 31, 1998
     -------------------                    -------------------------------
  Common stock, $1 par value                          165,540,470

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

Part I.  Financial Information

           Item 1. Financial Statements

                   Condensed Balance Sheet
                     December 31, 1997 and
                     September 30, 1998                                     3

                   Statement of Income
                     Three Months and Nine Months Ended
                     September 30, 1997 and 1998                            4

                   Condensed Statement of Cash Flows
                     Nine Months Ended
                     September 30, 1997 and 1998                            5

                   Notes to Condensed Financial Statements                6-8

           Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                       9-16

Part II. Other Information

           Item 1. Legal Proceedings                                       17

           Item 6. Exhibits and Reports on Form 8-K                        17


Signature                                                                  18

Exhibit Index                                                              19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.                          DANA CORPORATION
-------
                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

ASSETS                                     December 31, 1997  September 30, 1998
                                           -----------------  ------------------
Cash and Cash Equivalents                      $   422.7           $   160.7
Accounts Receivable
   Trade                                         1,439.4             1,672.4
   Other                                           132.2               151.8
Inventories
   Raw Materials                                   420.1               459.9
   Work in Process and Finished Goods            1,155.2             1,170.1
Lease Financing                                  1,330.1             1,468.4
Investments and Other Assets                     1,811.9             1,865.0
Property, Plant and Equipment                    5,301.0             5,448.8
Less: Accumulated Depreciation                   2,524.3             2,421.5
                                               ---------           ---------
       Total Assets                            $ 9,488.3           $ 9,975.6
                                               =========           =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable and Other Liabilities         $ 2,166.8           $ 2,243.4
Short-Term Debt                                  1,255.6             1,479.7
Long-Term Debt                                   2,227.2             2,154.4
Deferred Employee Benefits                       1,082.7             1,095.8
Minority Interest                                  153.6               141.1
Shareholders' Equity                             2,602.4             2,861.2
                                               ---------           ---------
       Total Liabilities and
         Shareholders' Equity                  $ 9,488.3           $ 9,975.6
                                               =========           =========

------------------
                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)

                                                       Three Months Ended                       Nine Months Ended
                                                          September 30                            September 30
                                                          ------------                            ------------

                                                     1997             1998                    1997            1998
                                                     ----             ----                    ----            ----
Net Sales                                        $    2,865.4     $    2,962.4           $    8,951.3     $    9,431.8
Revenue from Lease Financing
  and Other Income                                      189.0             63.6                  398.0            175.1
                                                 ------------     ------------           ------------     ------------
                                                      3,054.4          3,026.0                9,349.3          9,606.9
                                                 ------------     ------------           ------------     ------------
Costs and Expenses

Cost of Sales                                         2,447.6          2,479.2                7,552.9          7,859.8
Selling, General and
  Administrative Expenses                               284.9            271.5                  875.5            864.5
Restructuring and Rationalization
  Charges                                               265.3              -                    300.2              -
Merger Expense                                            -               45.5                    -               46.5
Interest Expense                                         61.0             72.1                  186.4            211.2
                                                 ------------     ------------           ------------     ------------
                                                      3,058.8          2,868.3                8,915.0          8,982.0
                                                 ------------     ------------           ------------     ------------

Income (Loss) Before Income Taxes                        (4.4)           157.7                  434.3            624.9
Estimated Taxes on Income                               (44.6)           (68.0)                (235.6)          (247.1)
Minority Interest                                        (7.8)            (2.6)                 (19.4)           (10.6)
Equity in Earnings of Affiliates                         11.4             11.2                   24.3             31.9
                                                 ------------     ------------           ------------     ------------
Net Income (Loss)                                $      (45.4)    $       98.3           $      203.6     $      399.1
                                                 ============     ============           ============     ============

Net Income (Loss) Per Common Share -
  Basic                                          $       (.29)    $        .59           $       1.25     $       2.42
                                                 ============     ============           ============     ============
  Diluted                                        $       (.29)    $        .59           $       1.24     $       2.39
                                                 ============     ============           ============     ============

Dividends Declared and Paid per
  Common Share                                   $        .27     $        .29           $        .77     $        .85

Average Number of Shares Outstanding -
  For Basic                                             162.4            164.9                  162.4            164.9
  For Diluted                                           164.1            166.9                  164.1            166.9

------------------
                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)

                                                        Nine Months Ended September 30
                                                        ------------------------------

                                                              1997       1998
                                                              ----       ----
Net Income                                                 $  203.6    $  399.1
Depreciation and Amortization                                 340.6       366.3
Gain on Sale of Businesses                                   (136.1)        -
Working Capital Change and Other                              228.0      (199.2)
                                                           --------    --------
         Net Cash Flows from Operating Activities             636.1       566.2
                                                           --------    --------


Purchases of Property, Plant and Equipment                   (382.5)     (454.2)
Purchases of Assets to be Leased                             (331.3)     (472.0)
Payments Received on Leases and Loans                         308.5       382.2
Acquisitions                                                 (596.8)     (389.2)
Divestitures                                                  424.6       267.5
Other                                                         (45.6)     (189.0)
                                                           --------    --------
         Net Cash Flows-Investing Activities                 (623.1)     (854.7)
                                                           --------    --------

Net Change in Short-Term Debt                                (241.5)      301.9
Proceeds from Long-Term Debt                                1,300.8       547.9
Payments on Long-Term Debt                                   (846.3)     (709.7)
Dividends Paid                                               (122.2)     (150.2)
Other                                                          21.9        36.6
                                                           --------    --------
         Net Cash Flows-Financing Activities                  112.7        26.5
                                                           --------    --------
         Net Change in Cash and Cash Equivalents              125.7      (262.0)
         Cash and Cash Equivalents-beginning of period        271.5       422.7
                                                           --------    --------
         Cash and Cash Equivalents-end of period           $  397.2    $  160.7
                                                           ========    ========

------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In the opinion of management, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included.

2. In July 1998, Dana Corporation completed a merger with Echlin Inc. by exchanging 59.6 million shares of its common stock for all of the common stock of Echlin. Each share of Echlin was exchanged for .9293 of one share of Dana common stock. The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Dana and Echlin. Where accounting policies, fiscal year ends and statement presentation differed, they have been conformed to Dana's methods. The resulting differences were immaterial and have been charged to retained earnings. There were no material intercompany transactions between Dana and Echlin during the periods prior to the merger.

   The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                          Six Months Ended          Nine Months Ended
                          ----------------          -----------------
                           June 30, 1998            September 30, 1997
                           -------------            ------------------
   Net Sales:
     Dana                    $ 4,690.5                   $ 6,216.8
     Echlin                    1,778.9                     2,734.5
                             ---------                   ---------
                             $ 6,469.4                   $ 8,951.3
                             =========                   =========

   Net Income (Loss):
     Dana                    $   223.6                   $   284.7
     Echlin                       77.1                       (81.1)
                             ---------                   ---------
                             $   300.7                   $   203.6
                             =========                   =========

3. In February 1997, Dana acquired the assets of Clark-Hurth Components, a worldwide manufacturer of off-highway vehicle and equipment components, and the Sealed Power worldwide piston ring and cylinder liner operations and assets of SPX Corporation. In May 1997, Dana purchased the Brazilian engine components business of Industria e Commercio Brosol Ltda. In June 1997, Dana acquired the North American Aftermarket division of ITT Automotive (ITT), a unit of ITT Industries, Inc. In January 1998, Dana acquired both the heavy axle and brake business of Eaton Corporation and General Automotive Specialty Company, Inc. (GAS), a manufacturer of motor vehicle switches and locks. In April 1998, the Company acquired 98 percent of the share capital of Nakata S.A. Industria e Comercio. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in Millions)

4. In March 1997, Dana completed the sale of its warehouse distribution operations in the U.K., the Netherlands and Portugal to U.K.-based Partco Group plc for pound sterling 103 (U.S. $164) resulting in an after-tax gain of $45 (28 cents per share). In August 1997, Dana sold its vehicular clutch business to Eaton Corporation recognizing an after-tax gain of $70 (43 cents per share) and its Preferred Plastic Sheet Division resulting in an after-tax gain of $13 (8 cents per share). In September 1997, Dana sold Ace Electric, a producer of starting and charging parts; Dana also sold the vehicular transmission operations to a subsidiary of Dana's 49% owned Mexican affiliate, Spicer S.A. de C.V. In February 1998, Dana completed the sale of its hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany, to CF Gomma, S.p.A. In April 1998, Dana sold its Midland-Grau heavy duty brake operations to the Haldex Group and in May 1998, Dana completed the sale of its hydraulic cylinder business to Hyco International, Inc.

5. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," is effective for periods ending after December 15, 1997. Accordingly, basic and diluted income per share have been computed in accordance with this statement. Following is a reconciliation of weighted average common shares outstanding for purposes of calculating basic and diluted net income per share.

                                                                       Three and Nine Months Ended September 30
                                                                       ----------------------------------------
                                                                              1997                    1998
                                                                              ----                    ----
   Weighted average common shares outstanding - Basic                          162.4                  164.9
   Plus: Incremental shares from
                 assumed conversion of -
                    Deferred compensation units                                   .4                     .5
                    Stock options                                                1.3                    1.5
                                                                             -------                 ------
                       Total potentially dilutive securities                     1.7                    2.0
                                                                             -------                 ------
   Adjusted average common shares outstanding - Diluted                        164.1                  166.9
                                                                             =======                 ======

6. SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. The statement requires, among other things, the reporting of total comprehensive income in condensed financial statements of interim periods. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. Dana's total comprehensive earnings were as follows:


                                                        Three Months Ended          Nine Months Ended
                                                        ------------------          -----------------
                                                             September 30             September 30
                                                             ------------             ------------
                                                          1997        1998           1997         1998
                                                          ----        ----           ----         ----
   Net Income                                           $ (45.4)     $ 98.3        $ 203.6      $ 399.1
   Other Comprehensive Income/(Loss)
     Net unrealized investment gain                         4.3         -              4.3          -
     Deferred translation gain/(loss)                     (19.5)         .7          (58.0)       (40.9)
                                                        -------      ------        -------      -------

   Total comprehensive income/(loss)                    $ (60.6)     $ 99.0        $ 149.9      $ 358.2
                                                        =======      ======        =======      =======

------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in Millions)

7. The Company initiated a rationalization plan at its Perfect Circle Europe operations resulting in a charge of $36 (22 cents per share) in the first quarter of 1997. In the second quarter of 1997, Dana announced the closing of its Berwick, Pa. facility and the sale of its operating assets. In the third quarter of 1997, Dana recorded non-recurring charges totaling $234 ($1.43 per share). This amount included $182 ($1.11 per share) related to the former Echlin Inc. for facility realignments and rationalizations and the writedown to net realizable value of businesses to be disposed, $22 (13 cents per share) resulting from the rationalization of Dana's Parish facilities in Reading, Pa. and $20 (12 cents per share) related to deferred tax benefits not expected to be utilized due to the ongoing rationalization of Dana's Perfect Circle Europe operations in France.

   Restructuring and rationalization charges of $417 were recorded in 1997 of which $59 was charged to cost of sales and $358 to restructuring. An accrued liability of $180 remained at December 31, 1997. During the first nine months of 1998, $82 was charged against the liability, consisting of cash payments of $51 ($28 related to severance pay and benefits and $23 related to closed facilities) and non-cash charges of $31 relating to impaired assets and investment in operations that were closed or sold. The remaining estimated cash outlays of $87 ($46 in 1998, $25 in 1999, and $16 thereafter) generally represent employee separation costs for the approximately 460 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. Dana's operations over the long term are expected to benefit from these realignment strategies.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------              ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

     In July 1998, Dana Corporation completed a merger with Echlin Inc. The merger has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Dana and Echlin.

LIQUIDITY AND CAPITAL RESOURCES

(in Millions)


------------------------------------------------------------
                 CASH FLOWS FROM OPERATIONS
             FOR NINE MONTHS ENDED SEPTEMBER 30
------------------------------ -----------------------------
            1996                           $626
------------------------------ -----------------------------
            1997                            636
------------------------------ -----------------------------
            1998                            566
------------------------------ -----------------------------

     Net cash provided by operating activities amounted to $566 for the nine months ended September 30, 1998, compared with $636 in 1997. The decrease was attributable to increased working capital requirements in 1998, partially offset by higher operating net income and depreciation and amortization expenses.

     Net cash flows used for investing activities were $855 through nine months of 1998 primarily due to acquisitions and capital expenditures. In 1998 Dana acquired Eaton Corporation's heavy axle and brake business, General Automotive Specialty Company, Inc., the remaining 40% interest in Simesc (its Brazilian structural components manufacturing company), and 98% of the share capital of Brazilian suspension components producer Nakata. During the period, Dana also divested the Midland-Grau heavy duty brake operations, the Weatherhead brake hose operations and its hydraulic cylinder business. In the first nine months of 1997, Dana acquired the assets of Clark-Hurth Components, the piston ring and cylinder liner operations of SPX Corporation, the North American Aftermarket division of ITT Automotive and the Brazilian engine components business of Industria e Commercio Brosol Ltda. Also in 1997 the Company sold its European warehouse distribution operations, vehicular clutch business, Ace Electric and its Preferred Plastic Sheet Division.


------------------------------------------------------------
                   CAPITAL EXPENDITURES
------------------------------------------------------------
                  NINE MONTHS             YEAR ENDED
                 ENDED SEPT 30            DECEMBER 31
------------ --------------------- -------------------------
    1996             $347                       $ 470
------------ --------------------- -------------------------
    1997              383                         579
------------ --------------------- ------------------------
    1998              454                         620*
------------------------------------------------------------
                                          * Projected
------------------------------------------------------------

     Capital expenditures for the first nine months of 1998 were $71 higher than in 1997 to support the Company's growth initiatives and continued manufacturing process improvements. The Company currently anticipates capital spending for the full year to be above the 1997 level.

     Net purchases of leased assets (purchases less principal payments received on leases and loans) were $90 in the first nine months 1998, an increase of $67 over 1997.

     Financing activities provided net cash of $27 in the first nine months of 1998. In the first quarter of 1998, Dana sold $350 of new senior unsecured notes consisting of $150 of 6.5% notes due March 15, 2008 and $200 of 7.0% notes due March 15, 2028. Proceeds from the issues were used to pay down existing short- and medium-term debt.

     In January, Standard & Poor's Corporation increased Dana's corporate credit and senior debt ratings to "A-" from "BBB+." The ratings of Dana Commercial Credit Corporation (DCC), Dana's wholly-owned leasing subsidiary, were also raised to "A-" from "BBB+."

------------------

LIQUIDITY AND CAPITAL RESOURCES

(in Millions)

     Cash dividends paid in the first nine months of 1998 were $150 compared to $122 last year. In the second quarter, Dana's Board of Directors approved a 7% increase in the dividend to an annualized rate of $1.16 per share.

     Dana utilizes committed and uncommitted bank lines for the issuance of commercial paper and bank direct borrowings. Dana (excluding DCC) had committed and uncommitted borrowing lines of credit totaling $2,247 at September 30, 1998, while DCC's lines were $911. Dana's strong cash flows from operations, together with its worldwide credit facilities, are expected to provide adequate liquidity to meet the Company's debt service obligations, projected capital expenditures, acquisition obligations and working capital requirements for the balance of 1998.

     Dana's management and legal counsel have reviewed the legal proceedings to which the Company and its subsidiaries were parties as of September 30, 1998 (including, among others, those involving product liability claims and alleged violations of environmental laws) and concluded that neither the liabilities that may result from these legal proceedings nor the cash flows related to such liabilities are reasonably likely to have a material adverse effect on the Company's liquidity, financial condition or results of operations. The Company estimates its contingent environmental and product liabilities based upon the most probable method of remediation or outcome considering currently enacted laws and regulations and existing technology. Measurement of liabilities is made on an undiscounted basis and excludes the effects of inflation. In those cases where there is a range of equally probable remediation methods or outcomes, the Company accrues at the lower end of the range. At September 30, 1998, the Company had accrued $41 for product liability costs (products) and $58 for environmental liability costs (environmental), compared to $50 for products and $61 for environmental at December 31, 1997. The difference between the Company's minimum and maximum estimates for contingent liabilities, while not considered material, was $15 for products and $2 for environmental at September 30, 1998, unchanged since December 31, 1997. At September 30, 1998, the Company had recorded (as assets) probable recoveries from insurance or third parties in the amounts of $20 for products and $5 for environmental, compared to $29 for products and $10 for environmental at December 31, 1997.


RESTRUCTURING AND RATIONALIZATION EXPENSES

     Restructuring and rationalization charges of $417 were recorded in 1997 of which $59 was charged to cost of sales and $358 to restructuring. An accrued liability of $180 remained at December 31, 1997. During the first nine months of 1998, $82 was charged against the liability, consisting of cash payments of $51 ($28 related to severance pay and benefits and $23 related to closed facilities) and non-cash charges of $31 relating to impaired assets and investment in operations that were closed or sold. The remaining estimated cash outlays of $87 ($46 in 1998, $25 in 1999, and $16 thereafter) generally represent employee separation costs for the approximately 460 workers affected by these activities. The balance of the accrual is non-cash and will be utilized to write down the affected assets. Dana's liquidity and cash flows will not be materially impacted by these actions. Dana's operations over the long term are expected to benefit from these realignment strategies.

------------------

LIQUIDITY AND CAPITAL RESOURCES

(IN MILLIONS)

IMPACT OF THE YEAR 2000

     Dana has a Year 2000 readiness program for assessing its products and its critical information technology (IT) and non-IT systems, including those systems which interface with major customers, suppliers and other third parties. This program is under the leadership of the Company's Global Year 2000 Readiness Team, which includes Year 2000 Project Managers for each of Dana's Strategic Business Units and geographic regions. The Company has engaged PricewaterhouseCoopers LLP to assist the Readiness Team with methodology, training and data collection tools. In large part, the Company is utilizing assessment tools developed by the Automotive Industry Action Group, an industry trade association.

     While Dana's various operations are at different stages of Year 2000 readiness, the Company has nearly completed its global product review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its products.

     Most Dana facilities have completed the inventory and assessment of their internal IT and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. Those facilities that have not yet completed this process are expected to be finished by the end of 1998. The remediation may include repair, replacement, upgrading, or retirement of specific systems and components, with priorities based on a business risk assessment. Dana expects that remediation activities for its internal systems will be completed during the first quarter of 1999. Post-remediation testing is scheduled for the second quarter of 1999, and contingency plans, if needed, will be developed before the end of 1999.

     Dana has reviewed its production and non-production supplier base to identify critical suppliers and has begun to assess the Year 2000 readiness of these suppliers by means of surveys, visits and audits. An assessment program for major customers will commence shortly. These assessments will be completed as quickly as possible during the first half of 1999 and contingency plans will be prepared, as needed, before the end of the year.

     The most reasonably likely worst case scenario that Dana currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that Dana needs to make its products, which could result in delayed shipments to customers and lost sales and profits for Dana. As the critical supplier assessments are completed, Dana will develop contingency plans, as necessary, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks.

     Dana has spent approximately $34 on Year 2000 activities to date, of which $23 has been charged to expense and $11 has been capitalized. Based on the work performed to date and on current information and plans, Dana anticipates that it will incur additional future costs of $82 in addressing Year 2000 issues, of which $57 will be charged to expense and $25 will be capitalized.

     The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that Dana will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

------------------

LIQUIDITY AND CAPITAL RESOURCES

(in Millions)

IMPACT OF EURO

     Dana has a Euro Currency program for its European facilities. The program is under the leadership of the Company's Euro Steering Committee. Guidelines have been prepared establishing timetables for compliance with the various requirements of the Euro conversion. Questionnaires have been developed to aid the facilities in accessing their needs and the Committee is monitoring progress at all locations.

     While various operations are at different stages of Euro currency readiness, the Company expects all facilities to be capable of complying with the Euro conversion timetable and with customer requirements for quoting and billing in Euro.

     Preliminary indications are that the cost to convert to the Euro will not be material. However, the effect on margins due to the transparency of prices and the potential consequences of incomplete or untimely resolution of any required modification to systems has not been determined at this time.


RESULTS OF OPERATIONS (THIRD QUARTER 1998 VS THIRD QUARTER 1997)

(in Millions)

     Worldwide sales for the third quarter of $2,962 exceeded 1997 third quarter sales by $97 or 3%. Sales of companies divested, net of acquisitions, decreased sales by $14. On a comparable basis sales increased $111 or 4% during the quarter with price changes having a minimal effect. Dana's U.S. sales were comparable with 1997 (excluding the effect of acquisitions and divestitures, an increase of $27 or 1%). U.S. sales in the third quarter of 1998 were adversely affected by a work stoppage at General Motors (GM). Sales from Dana's international operations increased $101 or 12% over 1997, with the impact of acquisitions, net of divestitures, equaling $17 or 1%. Changes in foreign currency exchange rates since the third quarter of 1997 served to reduce third quarter 1998 sales by approximately $25.


-------------------------------------------------------------
                    THIRD QUARTER SALES
-------------------------------------------------------------
                                                     %
                         1997        1998         CHANGE
-------------------- ----------- ------------ ---------------
       U.S.            $2,029       $2,025           -
-------------------- ----------- ------------ ---------------
  International           836          937          12
-------------------- ----------- ------------ ---------------
      Total            $2,865       $2,962           3
-------------------- ----------- ------------ ---------------

     U.S. sales of light truck components to original equipment (OE) manufacturers decreased 6% from 1997. The GM work stoppage and the Weatherhead brake hose divestiture contributed to the decline. U.S. sales of heavy truck OE components rose 47% over last year (19% excluding acquisitions, net of divestitures). Worldwide sales to manufacturers of off-highway vehicles decreased 4% (up 1% excluding acquisitions, net of divestitures) and passenger car OE sales grew 1% (down 2% excluding acquisitions, net of divestitures).

------------------

RESULTS OF OPERATIONS (THIRD QUARTER 1998 VS THIRD QUARTER 1997)

(in Millions)


-------------------------------------------------------------
                THIRD QUARTER SALES BY REGION
-------------------------------------------------------------
                                                     %
       REGION             1997        1998        CHANGE
---------------------- ----------- ------------ -------------
   North America         $2,185       $2,247          3
---------------------- ----------- ------------ -------------
       Europe               409          437          7
---------------------- ----------- ------------ -------------
   South America            209          233         11
---------------------- ----------- ------------ -------------
    Asia Pacific             62           45        (27)
---------------------- ----------- ------------ -------------

     All regions except Asia Pacific saw an increase in sales over the third quarter of 1997. Excluding the net effect of acquisitions and divestitures, sales in North America and Europe increased 4% and 12%, respectively. Sales in South America and Asia Pacific, excluding acquisitions, net of divestitures, were down 7% and 14%, respectively. Continuing economic difficulty is putting pressure on sales in these two regions.

     Dana's worldwide distribution business declined 3% in the third quarter led by a 12% decline in truck parts distribution sales. U.S. distribution sales declined 9%; international distribution sales increased 11%. Worldwide automotive distribution sales increased 1% (5% excluding acquisitions, net of divestitures). Truck parts distribution sales fell 12% in large part due to the dispositions of the clutch operations in 1997 and the heavy-duty brake operations in 1998. Excluding all acquisitions, net of divestitures, truck parts distribution sales increased 5%.

     Revenue from lease financing and other income decreased $125 in the third quarter of 1998. Other income recorded in 1997 included $118 from the sale of the vehicular clutch operations and $21 from the divestiture of the Preferred Plastic Sheet Division. Lease-related revenue increased $9 or 26% in 1998 corresponding to an 18% increase in average lease financing assets.

     Dana's gross margin for the third quarter was 16.3%, compared to 14.6% in 1997. Gross margin in 1997 was adversely affected by a charge of $41 to cost of sales related to the former Echlin operations' write down of discontinued and rationalized product lines. Excluding the charge, 1997 gross margin would have been 16%.

     Selling, general and administrative expenses (SG&A) decreased $13 in 1998 due to the restructuring efforts started in 1997 along with ongoing cost control initiatives. The net impact of acquisitions and divestitures decreased SG&A by $4 in the third quarter. DCC generated higher expenses during the quarter due to start-up and development costs associated with new programs and expansion. The ratio of SG&A expense to sales improved from 9.9% in 1997 to 9.2% in 1998.

     Dana's operating margin for the third quarter of 1998 was 7.1% compared to 4.6% in 1997. The previously mentioned charge of $41 to cost of sales had a 1.5% negative impact on operating margin in 1997.

     Merger expense of $46 recorded in the third quarter of 1998 related to the merger of the former Echlin Inc.

     Interest expense was $11 higher than in 1997 due to higher average debt levels related to acquisitions.

     Minority interest in net income of consolidated subsidiaries decreased $5, primarily due to the lower earnings of Albarus S.A. (a Brazilian subsidiary) and its majority-owned subsidiaries.

------------------

RESULTS OF OPERATIONS (THIRD QUARTER 1998 VS THIRD QUARTER 1997)

(in Millions)

     Dana's third quarter effective tax rate was 43% in 1998. A large portion of the merger expenses recorded in the third quarter of 1998 are not deductible for tax purposes.

     The Company reported record third-quarter earnings of $98. The earnings for 1998 included non-recurring merger expenses of $38 after-tax, associated with the Echlin merger. The 1997 loss of $45 included the after-tax impact of restructuring and other charges ($234), the clutch division sale ($70) and the sale of a plastics division ($13). Excluding the effect of non-recurring gains and charges for the periods, net income in the third quarter was $136, up 30% over 1997.

RESULTS OF OPERATIONS (NINE MONTHS 1998 VS NINE MONTHS 1997)

(in Millions)


-------------------------------------------------------------
          SALES FOR NINE MONTHS ENDED SEPTEMBER 30
-------------------------------------------------------------
                                                    %
                         1997        1998        CHANGE
-------------------- ----------- ------------ ---------------
       U.S.            $6,323       $6,638           5
-------------------- ----------- ------------ ---------------
  International         2,628        2,794           6
-------------------- ----------- ------------ ---------------
      Total            $8,951       $9,432           5
-------------------- ----------- ------------ ---------------

     Dana's worldwide sales of $9,432 in the first nine months were $481 or 5% higher than the same period last year. Sales of companies acquired, net of divestitures, amounted to $65 of the increase. Excluding such activities, sales increased $416 or 5% with price changes having a minimal effect. Dana's U.S. sales increased $315 or 5% over 1997 ($278 or 5% excluding the effect of acquisitions and divestitures). U.S. sales in 1998 were adversely affected by a work stoppage at GM. Sales from Dana's international operations increased $166 or 6% over 1997, with the impact of acquisitions, net of divestitures, equaling $28. The impact of changes in foreign currency exchange rates decreased 1998 sales by approximately $129.

     U.S. sales of light truck components to OE manufacturers increased 2% over Dana's strong performance in 1997 despite the impact of the GM work stoppage during the second and third quarters of 1998 and the Weatherhead brake hose divestiture. U.S. sales of heavy truck OE components rose 64% over last year (54% excluding acquisitions, net of divestitures). Worldwide sales to manufacturers of off-highway vehicles increased 5%, an increase of 6% excluding acquisitions, net of divestitures. Passenger car OE sales grew 3%, with little impact from acquisitions, net of divestitures.


-------------------------------------------------------------
            SALES BY REGION FOR NINE MONTHS ENDED
                        SEPTEMBER 30
-------------------------------------------------------------

                                                     %
       REGION             1997        1998        CHANGE
---------------------- ----------- ------------ -------------
   North America        $6,841       $7,291          7
---------------------- ----------- ------------ -------------
       Europe            1,369        1,381          1
---------------------- ----------- ------------ -------------
   South America           553          622         12
---------------------- ----------- ------------ -------------
    Asia Pacific           188          138        (27)
---------------------- ----------- ------------ -------------

     North American sales increased 7% in the first nine months of 1998, with acquisitions, net of divestitures, accounting for $59 or 1% of the increase. Excluding the net effect of acquisitions and divestitures, sales in Europe increased 4% while South America and Asia Pacific sales were down 2% and 11%, respectively. OE sales increased 10% in Europe and were flat in Asia Pacific with both regions being impacted by sluggish distribution sales.

------------------

RESULTS OF OPERATIONS (NINE MONTHS 1998 VS NINE MONTHS 1997)

(in Millions)

     Dana's worldwide distribution business declined 7% in the first nine months of 1998. Excluding the impact of acquired and divested businesses, worldwide distribution sales increased 3%. U.S. distribution sales declined 8%; international distribution sales decreased 3% due to the exchange rate impact of a stronger U.S. dollar and the disposition of the European warehouse distribution business in March 1997. Worldwide automotive distribution sales were down 3%; excluding the impact of acquired and divested businesses, these sales actually increased 3%. Off-highway/industrial distribution sales decreased 5% and truck parts distribution sales fell 23%; excluding the impact of acquisitions, net of divestitures, these sales declined 4% and 1%, respectively.

     Revenue from lease financing and other income decreased $223 in 1998. Other income recorded in 1997 included $76 relating to the divestiture of the European warehouse distribution operations, $118 from the sale of the vehicular clutch operations and $13 from the sale of an investment in a leveraged lease by DCC. Lease-related revenue increased $20 or 20% in 1998 corresponding to an 18% increase in average lease financing assets.

     Dana's gross margin for the first nine months of 1998 was 16.7%, compared to 15.6% in 1997. Gross margin in 1997 was adversely affected by a charge of $41 to cost of sales related to the former Echlin operations' write down of discontinued and rationalized product lines. Excluding the charge, 1997 gross margin would have been 16.1%.

     SG&A expenses decreased $11 in 1998 due to the restructuring efforts started in 1997 along with ongoing cost control initiatives. DCC generated higher expenses during the period due to the effect of higher start-up and development costs associated with new leasing programs and the expansion of its lease portfolio. The ratio of SG&A expense to sales improved from 9.8% in 1997 to 9.2% in 1998.

     Dana's operating margin for the nine-month period was 7.5% compared to 5.8% in 1997. Excluding the previously explained charges to cost of sales recorded in 1997, Dana's operating margin improved 1.2% in 1998.

     Interest expense was $25 higher than in 1997 due to higher average debt levels related to acquisitions.

     Dana's effective tax rate for the first half of 1998 was 41% compared to 56% for 1997's first nine months. The effective rate in 1997 was higher due to providing valuation reserves for tax benefits previously recorded in France and for tax benefits associated with the expenses recorded for the rationalization plan at Dana's Perfect Circle Europe operations.

     Minority interest in net income of consolidated subsidiaries decreased $9, primarily due to the lower earnings of Albarus S.A. (a Brazilian subsidiary) and its majority-owned subsidiaries.

     Equity in earnings of affiliates was higher in 1998 by $8, primarily due to losses no longer being recorded for Korea Spicer Corporation, which was sold in November of 1997, as well as higher earnings of the Company's Mexican affiliates and DCC's leasing affiliates.

RESULTS OF OPERATIONS (NINE MONTHS 1998 VS NINE MONTHS 1997)

(in Millions)

     The Company reported record profit of $399, an increase of $196 over 1997. The Company's 1998 earnings included the after-tax impact of the gain on sale of its hydraulic brake hose business ($3), merger expenses ($39) and takeover defense costs incurred by the former Echlin Inc ($7). The earnings for 1997 included the after-tax impact of the sale of the European warehouse operations ($45), the clutch division sale ($70), the sale of a plastics division ($13) and restructuring and other charges ($274). Excluding the effect of non-recurring gains and charges for the periods, net income for the first nine months of 1998 was $442, up 26% over 1997.

     Dana's component sales to producers of light truck and sport utility vehicles (SUV's) continued strong in the first nine months of 1998 as the popularity of these vehicles remained steady. Fourth-quarter demand for light truck and SUV's is anticipated to remain strong with aggressive marketing continuing to help offset threatening economic weakness. The outlook for 1999 is a slight downturn in sales of light trucks, SUV's, and automobiles to the North American market. Sales to the medium and heavy truck markets should continue significantly above last year due to the integration of the Eaton axle operations and expected higher North American truck production levels.

FORWARD LOOKING INFORMATION

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

OCTOBER SUBSEQUENT EVENTS

     Dana's leasing and financial services unit, Dana Commercial Credit Corporation (DCC), agreed to sell its technology leasing group portfolio to Heller Financial, Inc. Completion of the sale, which is subject to approval by U.S. and international agencies, is expected to occur during the fourth quarter of 1998. The sale is expected to result in an after-tax gain of approximately $80, which will be recognized upon closing of the transaction.

     Dana announced that it has signed a definitive agreement with Federal-Mogul Corporation to purchase the Glacier Vandervell Bearings business for $410 and the AE Clevite North American non-bearing aftermarket engine hard parts business for $20. The transaction is subject to the approval of appropriate regulatory agencies.

     Dana announced that nonrecurring charges relating to the synergy plan for integrating Echlin into Dana will approximate $170 pre-tax; $130 will be recorded in the fourth quarter of 1998 and the balance of $40 in 1999. Fourth quarter 1998 charges will include $65 for people costs, $50 to eliminate excess assets, and $15 for other exit costs. The estimated 1999 expense represents $40 in cash integration costs.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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

     Under the rules of the Securities and Exchange Commission, certain environmental proceedings are not deemed to be ordinary routine proceedings incidental to the Company's business and are required to be reported in the Company's annual and/or quarterly reports. The Company is currently a party to one such proceeding. IN THE MATTER OF DANA CORPORATION is an Administrative Complaint brought by the U.S. Environmental Protection Agency, Region V (USEPA) on September 30, 1998, against Dana, alleging periodic violations of discharge limits of certain metals in the waste water at its plant on Sanford Street in Muskegon, Mi. The alleged violations of the Clean Water Act occurred during the period 1993 through 1995, prior to Dana's acquisition of the plant. USEPA is proposing a fine of $125,000. Dana is filing an answer to the Complaint and has requested an informal hearing to discuss settlement of the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

        a). The exhibits listed in the "Exhibit Index" are filed as a part of this report.

        b). Reports on Form 8-K

     The Company filed a Form 8-K report on September 2, 1998, to incorporate certain information into the prior report filed on July 9 with respect to the closing of the Echlin merger. The Company also filed a Form 8-K report on September 18, 1998, to publish 31 days of combined operating results of Dana and the former Echlin Inc., and a Form 8-K report on November 9, 1998, to restate the Company's financial statements for 1995 through 1997 to reflect the merger with Echlin.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                DANA CORPORATION

Date: November 9, 1998       /s/ John S. Simpson
----------------------       --------------------------------------------
                             John S. Simpson
                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT


 27                   Financial Data Schedules