Form 10-K
period 1998-12-31
DANA CORP
filed 1999-02-24
CIK 26780

[DANA LOGO]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998        Commission file number 1-1063
-------------------------------------------                               ------

                                DANA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                       34-4361040
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

      4500 Dorr Street, Toledo Ohio                                      43615
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        Registrant's telephone number, including area code        (419)535-4500
                                                                  -------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
    Title of each class                           which registered
--------------------------             -----------------------------------------
Common Stock, $1 par value             New York, Pacific, London Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                  --------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 19, 1999, was approximately $6,536,842,000.

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 19, 1999, was 165,809,476 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Document                                                                   Where Incorporated
          ----------------------                                                      -------------------------------
1.   Proxy Statement for Annual Meeting of Shareholders to be held on April 7,        Part III
     1999.

2.   Annual Report to Shareholders for year ended December 31, 1998.                  Parts I, II, IV

--------------------------------------------------------------------------------

The Exhibit Index is located at pages 19-21 of the sequential numbering system.

                                      INDEX

                          DANA CORPORATION - FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                                                       10-K Pages
                                                                                                       ----------
Cover                                                                                                        1

Index                                                                                                        2

Part I
------
    Item 1 - Business                                                                                      3-9

    Item 2 - Properties                                                                                     10

    Item 3 - Legal Proceedings                                                                              10

    Item 4 - Submission of Matters to a Vote of  Security Holders                                           10

Part II
-------
    Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters                          11

    Item 6 - Selected Financial Data                                                                        11

    Item 7 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                               11

    Item 7(A) - Quantitative and Qualitative Disclosures About Market Risk                                  11

    Item 8 - Financial Statements and Supplementary Data                                                    11

    Item 9 - Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                                        11

Part III
--------
    Item 10 - Directors and Executive Officers of the Registrant                                            12

    Item 11 - Executive Compensation                                                                        12

    Item 12 - Security Ownership of Certain Beneficial Owners and Management                                12

    Item 13 - Certain Relationships and Related Transactions                                                12

Part IV
-------
    Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K                            13-21

Signatures                                                                                               22-23
----------

                                     PART I

ITEM 1 - BUSINESS

         Dana Corporation was incorporated in 1905. Today, we are one of the world's largest independent suppliers to original equipment (OE) vehicle manufacturers and the related aftermarkets. We produce the types of components and systems used on more than 95% of the world's 700 million motor vehicles. We also own Dana Credit Corporation (DCC), a leading provider of leasing services in selected markets.

         Our operations are organized into seven market-focused Strategic Business Units (SBUs) as follows:

         o Automotive Systems Group (ASG) -- This group serves the world's light truck and passenger car markets with light duty axles and driveshafts, structural products (such as engine cradles and frames), transfer cases, original equipment brakes and integrated modules and systems. The group has 82 facilities and 21,100 people in 20 countries. In 1998, its sales were $4.3 billion and its three largest customers were DaimlerChrysler AG, Ford Motor Company and General Motors Corporation.

         o Automotive Aftermarket Group (AAG) -- Created in 1998 as one of our strategic initiatives to realign our operations following our merger with Echlin, this group sells hydraulic brake components and disc brakes for light vehicle applications, external engine components for the vehicle maintenance and repair markets and a complete line of filtration products for a variety of vehicle and industrial equipment applications worldwide. In addition, it sells electrical, brake, power transmission, steering and suspension system components in the United Kingdom and continental Europe. The group has 175 facilities and 27,000 people in 24 countries. In 1998, its sales were $2.8 billion and its three largest customers were National Automotive Parts Association (NAPA), Carquest Corporation and Pep Boys Manny Moe & Jack.

         o Engine Systems Group (ESG) -- This group serves the automotive, heavy truck, agricultural, construction, mining, aeronautical, marine, railway, motorcycle and industrial markets (including nearly every major engine manufacturer in the world and related aftermarkets) with sealing products, engine parts, piston rings, cylinder liners and camshafts and fluid system products. The group has 116 facilities and 20,500 people in 19 countries. In 1998, its sales were $2.0 billion and its three largest customers were Ford, GM and DaimlerChrysler.

         o Heavy Truck Group (HTG) -- This group, a major global supplier to the medium and heavy truck markets, produces heavy axles and brakes, trailer products, medium and heavy duty driveshafts and power take-off units and commercial vehicle systems. It also assembles modules and systems for heavy trucks. The group has 47 facilities and 6,500 people in 9 countries. In 1998, its sales were $1.6 billion and its three largest customers were Mack Trucks, Inc., PACCAR Inc and Navistar International Transportation Corp.

         o Off-Highway Systems Group (OHSG) -- This group produces axles and brakes, transaxles, power-shift transmissions, torque converters and electronic controls and hydraulic pumps, motors, valves, filters and electronic components for the construction, agriculture, mining, specialty chassis, outdoor power, materials handling, forestry and leisure utility equipment markets. The group has 18 facilities and 4,500 people in 8 countries. In 1998, its sales were nearly $900 million and its three largest customers were Agco Corporation, Caterpillar Inc. and Case Corporation.

         o Industrial Group (IG) -- Our most diverse core business, this group sells products and systems that drive and control motion, including clutches, brakes, linear actuators, motors and controls, hose products, couplings and a wide range of electric and electronic sensors. The group serves worldwide markets for industrial machinery processing equipment, machine tools and business machines, as well as the communication, information processing, transportation, agriculture, construction, mining, chemical, petroleum and automotive industries. The group has 47 facilities and 6,000 people in 16 countries. In 1998, its sales were over $700 million and its three largest customers were Ford, NAPA and Motion Industries, Inc.

         o Leasing Services -- DCC and its subsidiaries provide leasing services to selected markets in the U.S., Canada, the United Kingdom and continental Europe. DCC's key products are middle ticket and capital markets leasing and finance products and asset and real property management.

         In July 1998, we merged one of our subsidiaries with Echlin Inc., another worldwide supplier of automotive products. The Echlin merger was one of a series of steps we have taken in the past two years to focus on and strengthen our core products and businesses. During that period, we completed strategic acquisitions of operations with annualized sales of more than $5.3 billion, including Echlin and:

         o the Clark-Hurth Components assets of Ingersoll-Rand Company in February 1997

         o    the Sealed Power Division of SPX Corporation in February 1997

         o    the heavy axle and brake business of Eaton Corporation in January
              1998

         o the Glacier Vandervell Bearings Group and the AE Clevite North American aftermarket engine hard parts business from Federal-Mogul Corporation in December 1998

We also completed significant restructuring and rationalization programs, including the sale of our European distribution operations, DCC's Technology Leasing Group portfolio and other operations not core to our business.

         You can find more information in "Note 16. Business Segments" on pages 34 - 36, "Note 21. Acquisitions" on page 38 and "Note 22. Divestitures" on page 39 of our 1998 Annual Report.

GEOGRAPHICAL AREAS

         We maintain administrative organizations in four regions - North America, Europe, South America and Asia/Pacific - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the seven SBUs.

         Our operations are located in the following countries:

North America                      Europe                       South America                  Asia/Pacific
-------------                      ------                       -------------                  ------------
Canada                   Austria         Netherlands               Argentina            Australia           South Korea
Mexico                   Belgium         Russia                    Brazil               China               Taiwan
United States            France          Poland                    Colombia             Japan               Thailand
                         Germany         Spain                     South Africa         Malaysia            New Zealand
                         India           Sweden                    Uruguay              Singapore
                         Ireland         Switzerland               Venezuela
                         Italy           United Kingdom


         Our non-U.S. subsidiaries and affiliates manufacture and sell a number of vehicular and industrial products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

         Consolidated non-U.S. sales were $3.7 billion, or 30% of our 1998 sales. Including U.S. exports of $756 million, non-U.S. sales accounted for 36% of 1998 consolidated sales. Non-U.S. net income was $181 million, or 34% of consolidated 1998 net income. In addition, there was $30 million of equity in earnings of non-U.S. affiliates in 1998.

         You can find more information in "Note 7. Non-U.S. Operations" on page 29 and "Note 16. Business Segments" on pages 34 - 36 of our 1998 Annual Report.

CUSTOMER DEPENDENCE

         We have thousands of customers around the world and have developed long-standing business relationships with many of these customers. Our attention to quality, delivery and service has been recognized by numerous customers who have awarded us supplier quality awards. Ford and DaimlerChrysler were the only customers accounting for more than 10% of our consolidated sales in 1998. We have been supplying products to these companies and their subsidiaries for many years. Sales to Ford, as a percentage of sales, were 14%, 15% and 15% in 1996, 1997 and 1998, and sales to DaimlerChrysler were 11%, 11% and 13% in those years. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until this lost sales volume could be replaced. There would be no assurance, in such event, when or if the lost volume would be replaced.


PRODUCTS

         As a result of our internal development and acquisition activities in the past several years, we now have ten core products and services. During the past three years, our sales by core product were as follows:

                                               Percentage of Consolidated Sales
                                               --------------------------------
                                        1996                  1997                1998
                                        ----                  ----                ----
Type of Products
----------------

     Axle                                 24%                   25%                 32%

     Engine                               10                    10                  10

     Brake                                 9                    10                  10

     Driveshaft                            9                     9                   9

     Fluid System                          6                     7                   7

     Structural                            6                     7                   6

     Industrial                            7                     6                   6

     Sealing                               5                     5                   5

     Filtration                            4                     4                   4
                                          --                    --                  --
                                          80                    83                  89
     Other Products                       20                    17                  11
                                          --                    --                  --
                                         100%                  100%               100%
                                         ===                   ===                 ===

     We do not consider our leasing service revenue to be sales and none of our other products are core or account for 10% of sales.

MATERIAL SOURCE AND SUPPLY

         Most raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) are purchased from long-term suppliers located within the geographic regions of our operating units. Generally, these materials are available from numerous sources in quantities that we need. Temporary shortages of a particular material or part occasionally occur, but we do not consider the overall availability of materials to be a significant risk factor.

SEASONALITY

         Our businesses are not seasonal. However, sales to our OE vehicular customers are closely related to the vehicle manufacturers' production schedules.

BACKLOG

         Generally, our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and many of our products are available from more than one facility. We believe that our production capacity is adequate to handle current requirements and we regularly review anticipated growth in our product lines to determine when additional capacity may be needed.

COMPETITION

         We compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of our major OE customers and a number of independent U.S. and non-U.S. suppliers. Our traditional U.S. OE customers, facing substantial foreign competition, have expanded their worldwide sourcing of components to better compete with lower cost imports. In addition, these customers have been shifting research and development, design and validation responsibilities to their Tier 1 suppliers, focusing on stronger relationships with fewer suppliers. We have established operations throughout the world to enable us to meet these competitive challenges and be a strong global supplier of our core products.

         In the area of leasing services, we compete in selected markets with various international, national and regional leasing and finance organizations.

STRATEGY

         We are actively pursuing two broad strategies, focused around our seven customer and market-focused, global SBUs. Both strategies are intended to reduce the effects of economic and market cyclicality.

         The first strategy is to diversify our products and reduce our dependence on highway vehicle OE production. Our long-term goal is to obtain 50% of sales from the highway vehicle OE customers and 50% from distribution, off-highway, service and industrial markets. In 1998, highway vehicle OE sales were 56% of our total and distribution, off-highway, service and industrial sales were 44%. We continue to expand our off-highway and distribution businesses by increasing market penetration and broadening our product offerings through internal growth and acquisition.

         The second strategy is to balance our U.S. and non-U.S. sales, including sales of our non-consolidated affiliates. We have well-defined regional organizations in North America, South America, Europe and Asia/Pacific in support of this initiative. In 1998, non-U.S. sales, including exports from the U.S. and sales of our non-consolidated affiliates, were 41% of gross (consolidated and non-consolidated) sales. Our long-term goal is to derive 50% of our sales (including exports) from customers outside the U.S. To accomplish this objective, we are focusing on meeting our OE customers' needs in the local markets in which they operate, through exports and by locating manufacturing or assembly facilities where key customers have assembly plants.

         As part of the continuing efforts to focus on our core businesses, in 1998 we announced or completed four divestitures of businesses with annual sales of nearly $470 million. We also completed the acquisitions of businesses with annual sales of over $4.7 billion, including those described in Item 1. You can find more information in "Note 21. Acquisitions" on page 38 and "Note 22. Divestitures" on page 39 of our 1998 Annual Report.


PATENTS AND TRADEMARKS

         Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the vehicular and industrial markets which we serve. Throughout these product lines, we manufacture and sell our products under a number of patents and licenses which have been obtained over a period of years and expire at various times. We consider each of them to be of value and aggressively protect our rights throughout the world against infringement. Because we are involved with many product lines, the loss or expiration of any particular patent or license would not materially affect our sales and profits.

         We own numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer(R), Parish(R), Perfect Circle(R), Victor Reinz(R), Wix(R), Weatherhead(R), Warner Electric(R), Boston(R), Raybestos(R), Aimco(R), Clevite(R), Glacier(R) and Vandervell(R) trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

         Our objective is to be the leader in superior quality, technologically advanced products and systems for our vehicular and industrial customers offered at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

         In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of existing products and to design and develop new products for existing and new applications. Our spending on engineering, research and development and quality control programs was $212 million in 1996, $248 million in 1997 and $275 million in 1998.

EMPLOYMENT

         Our worldwide employment (including consolidated subsidiaries) was approximately 86,400 at December 31, 1998.

ENVIRONMENTAL COMPLIANCE

         We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. Costs of environmental compliance did not have a materially adverse effect on our capital expenditures, earnings or competitive position in 1998, and we do not anticipate that future environmental compliance costs will be material. You can find more information in "Environmental Compliance and Remediation" under "Note 1. Summary of Significant Accounting Policies" on page 27 of our 1998 Annual Report.

EXECUTIVE OFFICERS OF THE REGISTRANT

         This table contains information about our current executive officers. Unless otherwise indicated, all positions are with Dana. The first five officers listed are members of Dana's Policy Committee.

Name and Age                Present Position(s)                   Other Positions During Past 5 Years
------------                --------------------                  -----------------------------------

S. J. Morcott               Chairman of the Board of Directors    Chief Executive Officer, 1989-99; Chief Operating
(60)                        since 1990                            Officer, 1986-97; President, 1986-95; Chairman of
                                                                  the Board of Hayes-Dana Inc., 1987-95 (1)

J. M. Magliochetti          Chief Executive Officer since         President - Dana North American Operations, 1992-95
(56)                        February 8, 1999; Chief Operating
                            Officer since 1997; Director and
                            President since 1996

J. S. Simpson               Executive Vice President since        Vice President of Finance, 1996-98; Treasurer,
(57)                        1998; Chief Financial Officer since   1996-97; President - Dana Asia Pacific Operations,
                            1997                                  1992-95

W. J. Carroll               President - Automotive Systems        President - Diversified Products & Distribution,
(54)                        Group since 1997                      1996-97; President - Dana Distribution Service
                                                                  Group, 1995-97; President - DTF Trucking, 1985-97;
                                                                  Chairman of the Board of Dana Canada Inc.,
                                                                  1995-97(1); President of Dana Canada Inc., 1993-97

M. A. Franklin, III         President - Dana International        President - Dana Europe, 1993-97
(51)                        since 1997

R. L. Clayton               President - Heavy Truck Group since   Vice President - Heavy Truck Group, 1997-98; Vice
(38)                        1998                                  President and General Manager - Spicer Heavy Axle &
                                                                  Brake Division, 1996-97; General Manager - Spicer
                                                                  Clutch Division, 1995-96; Director of Planning and
                                                                  Development - Reinz-Dichtungs GmbH, 1993-95 (2)

B. N. Cole                  President - Off-Highway Systems       President - Structural Components Group, 1995-97;
(56)                        Group since 1997                      Vice President - Heavy Vehicle - Dana North
                                                                  American Operations, 1991-95

C. F. Heine                 President - Engine Systems Group      President - Dana Asia Pacific, 1996-98; Vice
(46)                        since 1998                            President - Asia Pacific Operations, 1995; General
                                                                  Manager - Spicer Off-Highway Axle Division, 1993-94

C. W. Hinde                 Vice President and Chief Accounting
(60)                        Officer since 1992; Assistant
                            Treasurer since 1986

L. W. McCurdy               President - Automotive Aftermarket    Chairman, President and Chief Executive Officer of
(63)                        Group since 1998                      Echlin Inc., 1997-98; Executive Vice President -
                                                                  Automotive, Cooper Industries, 1994-97

Name and Age                Present Position(s)                   Other Positions During Past 5 Years
------------                --------------------                  -----------------------------------
W. L. Myers                 President - Automotive Axle           President - Spicer Driveshaft Group, 1995-97; Vice
(58)                        Products since 1997                   President and General Manager - Spicer Driveshaft
                                                                  Division, 1986-95


M. A. Plumley               President - Industrial Group since    Vice President - Industrial Group, 1997-98; Group
(48)                        1998                                  Vice President - Dana Industrial, 1996-97; General
                                                                  Manager - Plumley Companies, Inc., 1995-96;
                                                                  Chairman and Chief Executive Officer - Plumley
                                                                  Companies, Inc., 1988-95 (3)

R. C. Richter               Vice President - Finance and          Vice President - Administration, 1997-98; General
(47)                        Administration since 1998             Manager - Perfect Circle Sealed Power Europe, 1997;
                                                                  Vice President and General Manager - Perfect Circle
                                                                  Europe, 1994-97; Dana Corporate Controller,
                                                                  1989-94; Dana Vice President - Administration,
                                                                  1987-94

E. J. Shultz                Chairman and President - Dana         President - Lease Financing, 1994-95; President -
(54)                        Credit Corporation since 1995         Financial Services, 1990-94

M. J. Strobel               Vice President since 1976; General
(58)                        Counsel since 1970; Secretary since
                            1982

J. H. Woodward, Jr.         Vice President and Corporate          Controller - Dana North American Operations,
(46)                        Controller since 1996                 1994-96; Division Controller - Spicer Heavy Axle &
                                                                  Brake Division, 1992-94


Notes:

(1) Hayes-Dana Inc., formerly a majority-owned Dana subsidiary located in Canada, is now a wholly-owned subsidiary and has been renamed Dana Canada Inc.

(2) Reinz-Dichtungs GmbH is a wholly-owned Dana subsidiary located in Germany.

(3) Plumley Companies, Inc., formerly a wholly-owned Dana subsidiary located in the U.S., is now a Dana division.

      Those officers who are designated in Dana's By-Laws are elected by the Board annually at its first meeting after the Annual Meeting of Shareholders. The others are appointed by the Board from time to time. None of the officers has a family relationship with any other Dana officer or director or an arrangement or understanding with any Dana officer or other person pursuant to which he was elected as an officer.

ITEM 2 - PROPERTIES

         As shown in the following table, we have over 500 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities for our vehicular and industrial products. We lease a few manufacturing facilities and most of our smaller distribution outlets and financial services branches and offices.


                                       Dana Facilities by Geographic Region
                                       ------------------------------------

Type of                             North                            South              Asia/
Facility                           America          Europe          America            Pacific           Total
--------                           -------          ------          -------            -------           -----
Manufacturing                        189             79                37                 7               312
Distribution                          59             22                13                20               114
Service Branches, Offices             55             10                 6                 8                79
                                     ---            ---                --               ---               ---
   Total                             303            111                56                35               505
                                     ===            ===                ==               ===               ===


ITEM 3 - LEGAL PROCEEDINGS

         We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material effect on our liquidity, financial condition or results of operations.

         The Securities and Exchange Commission requires us to report certain environmental proceedings involving governmental agencies. There is currently one such proceeding. In the Matter of Dana Corporation is an Administrative Complaint brought by the U.S. Environmental Protection Agency, Region V (USEPA) on September 30, 1998, alleging periodic violations of discharge limits of certain metals in the waste water at our plant on Sanford Street in Muskegon, Michigan. The Complaint alleges that such discharges occurred from 1993 to 1995 in violation of the Clean Water Act. USEPA initially proposed a fine of $125,000, but has now agreed to a fine of $92,000, which will be further reduced if we complete an acceptable Supplemental Environmental Project at the plant.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         - None -

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the New York, Pacific, and London Stock Exchanges. On February 19, 1999, there were 34,544 shareholders of record.

         Dividends have been paid on our common stock every year since 1936. Quarterly dividends have been paid since 1942.

         You can find more information in "Shareholders' Investment" under "Additional Information" on page 50 of our 1998 Annual Report.

ITEM 6 - SELECTED FINANCIAL DATA

         You can find "Financial Highlights" under "Eleven Year History" on page 51 of our 1998 Annual Report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You can find "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 - 46 of our 1998 Annual Report.

ITEM 7(A) - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         You can find information in "Financial Instruments," "Derivative Financial Instruments" and "Marketable Securities" under "Note 1. Summary of Significant Accounting Policies" on pages 27 and 28, in "Note 7. Non-U.S. Operations" on page 29, in "Note 11. Interest Rate Agreements" on page 31 and in "Note 19. Fair Value of Financial Instruments" on page 37 of our 1998 Annual Report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         You can find the financial statements and the report by PricewaterhouseCoopers LLP dated January 25, 1999, on pages 21 - 39 and "Unaudited Quarterly Financial Information" under "Shareholders' Investment" on page 50 of our 1998 Annual Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           - None -

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         You can find general information about our directors and executive officers in Part I, Item 1 of this Form 10-K and under "Election of Directors" in our 1999 Proxy Statement.

         You can find information about the filing of reports by our directors, officers and 10% stockholders under Section 16(a) of the Securities Exchange Act of 1934 under "Section 16(a) Beneficial Ownership Reporting Compliance" in our 1999 Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

         You can find information about executive compensation in the following sections of our 1999 Proxy Statement: "Compensation" under "The Board and its Committees," "Executive Compensation" and "Compensation Committee Report on Executive Compensation."

         You can find information about our stock performance under "Comparison of Five-Year Cumulative Total Return" in our 1999 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         You can find information about the stock ownership of our directors, officers and 5% stockholders under "Stock Ownership" in our Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         You can find information about transactions between Dana and our directors, officers and 5% stockholders under "Other Transactions" and "Transactions with Management" in our 1999 Proxy Statement.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                          Page in
                                                                                                       Annual Report
                                                                                                       -------------
(a)      The following documents are
         filed as part of this report:

         (1)      Financial Statements:

                  Report of Independent Accountants                                                         21

                  Statement of Income for each of the three years
                    in the period ended December 31, 1998                                                   22


                  Balance Sheet at December 31, 1997 and 1998                                               23


                  Statement of Cash Flows for each of the three
                    years in the period ended December 31, 1998                                             24

                  Statement of Shareholders' Equity for each of the
                    three years in the period ended December 31, 1998                                       25

                  Notes to Financial Statements                                                           26 - 39

                  Unaudited Quarterly Financial Information                                                 50


                                                                                                          Page in
                                                                                                         Form 10-K
         (2)      Financial Statement Schedules:                                                         ---------

                  Report of Independent Accountants on Financial Statement
                    Schedule for the three years ended December 31, 1998                                    14

                  Valuation and Qualifying Accounts and Reserves (Schedule II)                            15 - 17

                  Supplementary Information - Commitments and Contingencies                                 18

                  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits listed in the "Exhibit Index"                                                  19 - 21

(b)      Reports on Form 8-K

                  None

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Dana Corporation


Our audits of the consolidated financial statements referred to in our report dated January 25, 1999 appearing on page 21 of the 1998 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of Financial Statement Schedule II appearing on pages 15 through 17 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP



Toledo, Ohio
January 25, 1999

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE


                                                                                        Adjustment
                                                                  Trade accounts        arising
                                                                  receivable            from change
                             Balance at       Additions           "written off"         in currency            Balance at
                             beginning        charged             net of                exchange rates         end of
                             of period        to income           recoveries            and other items        period
                             ---------        ---------           ----------            ---------------        ------
Year ended-

December 31, 1996            $30,018,000      $15,866,000         $(13,930,000)         $    33,000            $31,987,000

December 31, 1997            $31,987,000      $13,880,000         $(12,479,000)         $   554,000            $33,942,000

December 31, 1998            $33,942,000      $20,694,000         $(16,698,000)         $ 2,516,000            $40,454,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  ALLOWANCE FOR CREDIT LOSSES - LEASE FINANCING



                                                                                        Adjustment
                                                                  Trade accounts        arising
                                                                  receivable            from change
                             Balance at       Additions           "written off"         in currency            Balance at
                             beginning        charged             net of                exchange rates         end of
                             of period        to income           recoveries            and other items(1)     period
                             ---------        ---------           ----------            ------------------     ------
Year ended-

December 31, 1996            $47,425,000      $12,349,000         $  (9,299,000)        $    350,000           $50,825,000

December 31, 1997            $50,825,000      $12,141,000         $  (9,851,000)        $   (462,000)          $52,653,000

December 31, 1998            $52,653,000      $20,117,000         $ (10,561,000)        $(29,537,000)          $32,672,000




(1) Other items in 1998 include $(28,889,000) from the sale of the Technology Leasing Group portfolio.

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS


                                                                                        Adjustment
                                                                                        arising
                                                                  Amounts               from change
                             Balance at       Additions           "written off"         in currency            Balance at
                             beginning        charged             net of                exchange rates         end of
                             of period        to income           recoveries            and other items        period
                             ---------        ---------           ----------            ---------------        ------
Year ended-

December 31, 1996              ---------      $ 4,800,000          -----------            ------------         $ 4,800,000

December 31, 1997            $ 4,800,000      $30,400,000         $ (4,800,000)           ------------         $30,400,000

December 31, 1998            $30,400,000      $28,800,000          -----------            ------------         $59,200,000

                 DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES


                SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS



COMMITMENTS AND CONTINGENCIES

         We are a party to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. You can find additional information in "Note 20. Commitments and Contingencies" on page 38 of our 1998 Annual Report.

         With respect to environmental claims, we are involved in investigative and/or remedial efforts at a number of locations, including "on-site" activities at currently or formerly owned facilities and "off-site" activities at "Superfund" sites where we have been named as a potentially responsible party. You can find more information in "Environmental Compliance and Remediation" under "Note 1. Summary of Significant Accounting Policies" on page 27 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 40 - 46 of our 1998 Annual Report.

         With respect to product liability claims, from time to time, we are named in proceedings involving alleged defects in our products. Such proceedings currently include a large number of claims (most of which are for relatively small damage amounts) based on alleged asbestos-related personal injuries. At December 31, 1998, approximately 48,000 such claims were outstanding, of which approximately 33,000 were subject to pending settlement agreements. We have agreements with our insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. We are also a party to a small number of asbestos-related property damage proceedings. Our insurance carriers are paying the major portion of the defense costs in connection with these cases and we have incurred minimal indemnity costs to date.

                                   ----------

                                  EXHIBIT INDEX

No.      Description                                                  Method of Filing
---      -----------                                                  ----------------
3-A      Restated Articles of Incorporation                           Filed by reference to Exhibit 3-A to Dana's Form 10-
                                                                      Q for the quarter ended June 30, 1998

3-B      By-Laws, effective April 7, 1999                             Filed with this Report

4-A      Specimen Single Denomination Stock Certificate               Filed by reference to Exhibit 4-B to Dana's Registration
                                                                      Statement No. 333-18403 filed December 20, 1996

4-B      Rights Agreement, dated as of April 25, 1996, between        Filed by reference to Exhibit 1 to Dana's Form 8-A filed
         Dana and ChemicalMellon Shareholder Services, L.L.C.,        May 1, 1996
         Rights Agent

4-C      Indenture for Senior Securities between Dana and             Filed by reference to Exhibit 4-B of Dana's Registration
         Citibank, N.A., Trustee, dated as of December 15, 1997       Statement No. 333-42239 filed December 15, 1997

4-D      First Supplemental Indenture between Dana, as Issuer,        Filed by reference to Exhibit 4-B-1 to Dana's Report on
         and Citibank,N.A., Trustee, dated as of March 11, 1998       Form 8-K dated March 12, 1998

4-E      Form of 6.5% Notes due March 15, 2008 and 7.00% Notes        Included in Exhibit 4-D and filed by reference to Exhibit
         due March 15, 2028                                           4-C-1 to Dana's Report on Form 8-K dated March 12, 1998

10-A     Additional Compensation Plan                                 Filed by reference to Exhibit A to Dana's Proxy
                                                                      Statement for its Annual Meeting on April 5, 1995

10-A(1)  First Amendment to Additional Compensation Plan              Filed by reference to Exhibit 10-A(1) to Dana's Form 10-Q
                                                                      for the quarter ended June 30, 1995

10-A(2)  Second Amendment to Additional Compensation Plan             Filed by reference to Exhibit 10-A(2) to Dana's Form
                                                                      10-K for the year ended December 31, 1995

10-A(3)  Third Amendment to Additional Compensation Plan              Filed by reference to Exhibit 10-A(3) to Dana's Form 10-K
                                                                      for the year ended December 31, 1996

10-A(4)  Fourth Amendment to Additional Compensation Plan             Filed by reference to Exhibit 10-A(4) to Dana's Form
                                                                      10-Q for the quarter ended March 31, 1998

10-E     1997 Stock Option Plan                                       Filed by reference to Exhibit A to Dana's Proxy Statement
                                                                      for its Annual Meeting on April 2, 1997

10-E(1)  First Amendment to 1997 Stock Option Plan                    Filed by reference to Exhibit 10-E(1) to Dana's Form 10-Q
                                                                      for the quarter ended June 30, 1997

10-E(2)  Second Amendment to 1997 Stock Option Plan                   Filed by reference to Exhibit 10-E(2) to Dana's Form 10-K
                                                                      for year ended December 31, 1997


10-E(3)  Third Amendment to 1997 Stock Option Plan                    Filed by reference to Exhibit 10-E(3) to Dana's Form 10-Q
                                                                      for the quarter ended March 31, 1998

10-E(4)  Fourth Amendment to 1997 Stock Option Plan                   Filed with this Report

10-F     Excess Benefits Plan                                         Filed with this Report

10-H     Directors Retirement Plan                                    Filed by reference to Exhibit 10-H to Dana's Form
                                                                      10-Q for the quarter ended June 30, 1998

10-I     Director Deferred Fee Plan                                   Filed by reference to Exhibit B to Dana's Proxy
                                                                      Statement for its Annual Meeting on April 2, 1997

10-I(1)  First Amendment to Director Deferred Fee Plan                Filed by reference to Exhibit 10-I(1) to Dana's Form 10-Q
                                                                      for the quarter ended March 31, 1998

10-I(2)  Second Amendment to Director Deferred Fee Plan               Filed with this Report

10-J(1)  Employment Agreement between Dana and S.J. Morcott           Filed by reference to Exhibit 10-J(1) to Dana's Form
                                                                      10-K for the year ended December 31, 1997

10-J(2)  Employment Agreement between Dana and J.M. Magliochetti      Filed by reference to Exhibit 10-J(2) to Dana's Form
                                                                      10-K for the year ended December 31, 1997

10-J(3)  Employment Agreement between Dana and M.J. Strobel           Filed by reference to Exhibit 10-J(3) to Dana's Form
                                                                      10-K for the year ended December 31, 1997

10-J(4)  Change of Control Agreement between Dana and W. J.           Filed by reference to Exhibit 10-J(4) to Dana's Form 10-K
         Carroll.  There are substantially similar agreements         for the year ended December 31, 1997
         with B.N. Cole, M.A. Franklin, W.L. Myers, R.C.
         Richter, E.J. Shultz, and J.S. Simpson

10-J(5)  Collateral Assignment Split-Dollar Insurance Agreement       Filed by reference to Exhibit 10-J(13) to Dana's Form
         for Universal Life Policies between Dana and S.J.            10-K for the year ended December 31, 1992
         Morcott.  There are substantially similar agreements
         with J.M. Magliochetti and M.J. Strobel

10-J(6)  Severance and Indemnification Agreement between Dana         Filed by reference to Exhibit 13 to Schedule 14D-9
         and L.W. McCurdy                                             (Amendment No. 1) filed by Echlin Inc. on May 5, 1998

10-K     Supplemental Benefits Plan                                   Filed with this Report

10-L(1)  1989 Restricted Stock Plan                                   Filed by reference to Exhibit A of Dana's Proxy Statement
                                                                      for its Annual Meeting on April 5, 1989


10-L(2)  First Amendment to 1989 Restricted Stock Plan                Filed by reference to Exhibit 10-L(2) to Dana's Form 10-K
                                                                      for the year ended December 31, 1993

10-L(3)  Second Amendment to 1989 Restricted Stock Plan               Filed by reference to Exhibit 10-L(3) to Dana's Form 10-K
                                                                      for the year ended December 31, 1993


10-L(4)  Third Amendment to 1989 Restricted Stock Plan                Filed by reference to Exhibit 10-L(4) to Dana's Form 10-K
                                                                      for the year ended December 31, 1996

10-L(5)  Fourth Amendment to 1989 Restricted Stock Plan               Filed by reference to Exhibit 10-L(5) to Dana's Form 10-K
                                                                      for the year ended December 31, 1997

10-M     1998 Directors' Stock Option Plan                            Filed by reference to Exhibit A to Dana's Proxy Statement
                                                                      for its Annual Meeting on April 1, 1998

10-N     Supplementary Bonus Plan                                     Filed by reference to Exhibit 10-N to Dana's Form
                                                                      10-Q for the quarter ended June 30, 1995

13       The following sections of Dana's 1998 Annual Report to       Filed with this Report
         Shareholders, located on the pages indicated:

         "Financial Focus," "Financial Statements" and
         "Management and Independent Accountants' Report" on pages 20 - 39

         "Management's Discussion and Analysis of Financial
         Condition and Results of Operations" on pages 40 - 46
         (excluding the charts on these pages)

         "Additional Information - Shareholders' Investment" on page 50

         "Unaudited Quarterly Financial Information" on page 50

         "Eleven Year History - Financial Highlights" on page 51

21       List of Subsidiaries of Dana                                 Filed with this Report

23       Consent of PricewaterhouseCoopers LLP                        Filed with this Report

24       Power of Attorney                                            Filed with this Report

27       Financial Data Schedules                                     Filed with this Report


Note: Exhibit Nos. 10-A through 10-N are exhibits required to be filed pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DANA CORPORATION
                                                 --------------------------
                                                      (Registrant)


Date:    February 24, 1999                 By: /S/      Martin J. Strobel
     ----------------------                    ---------------------------------
                                               Martin J. Strobel, Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:    February 24, 1999                                   /S/      Southwood J. Morcott
     ----------------------                          ----------------------------------------------------
                                                     Southwood J. Morcott, Chairman of the Board

Date:    February 24, 1999                                   /S/      Joseph M. Magliochetti
     ----------------------                          ----------------------------------------------------
                                                     Joseph M. Magliochetti, Director and Chief
                                                     Executive Officer

Date:    February 24, 1999                          *        /S/      John S. Simpson
     ----------------------                          -------------------------------------------
                                                     John S. Simpson, Chief Financial Officer

Date:    February 24, 1999                                   /S/      Charles W. Hinde
     ----------------------                          -------------------------------------------
                                                     Charles W. Hinde, Chief Accounting Officer

Date:    February 24, 1999                          *        /S/      B.F. Bailar
     ----------------------                          ----------------------------------------------------
                                                     B.F. Bailar, Director

Date:    February 24, 1999                          *        /S/      A.C. Baillie
     ----------------------                          ----------------------------------------------------
                                                     A.C. Baillie, Director

Date:    February 24, 1999                          *        /S/      E.M. Carpenter
     ----------------------                          ----------------------------------------------------
                                                     E.M. Carpenter, Director

Date:    February 24, 1999                          *        /S/      E. Clark
     ----------------------                          -------------------------------------------
                                                     E. Clark, Director

Date:    February 24, 1999                          *        /S/      G.H. Hiner
     ----------------------                          ----------------------------------------------------
                                                     G.H. Hiner, Director

Date:    February 24, 1999                          *        /S/      M.R. Marks
     ----------------------                          ----------------------------------------------------
                                                     M. R. Marks, Director

Date:    February 24, 1999                          *        /S/      R.B. Priory
     ----------------------                          ----------------------------------------------------
                                                     R. B. Priory, Director

Date:    February 24, 1999            *        /S/      J.D. Stevenson
     ----------------------            -----------------------------------------
                                       J. D. Stevenson, Director

Date:    February 24, 1999            *        /S/      T.B. Sumner Jr.
     ----------------------            -----------------------------------------
                                       T.B. Sumner, Jr., Director

                                      *By:     /S/     Martin J. Strobel
                                        ----------------------------------------
                                        Martin J. Strobel, Attorney-in-Fact