Form 10-Q
period 1999-03-31
DANA CORP
filed 1999-05-13
CIK 26780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X]        Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1999      Commission File Number 1-1063
                               --------------                             ------



                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


            Virginia                                          34-4361040
------------------------------------------             ------------------------
 (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                      Identification Number)

    4500 Dorr Street, Toledo, Ohio                              43615
------------------------------------------             ------------------------
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

                                Yes  X   No
                                    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                   Outstanding at April 30, 1999
       ----------------------------         -----------------------------
       Common stock of $1 par value                    165,976,929

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

Part I. Financial Information

                  Item 1.   Financial Statements

                             Condensed Balance Sheet
                              December 31, 1998 and
                              March 31, 1999                                                               3

                             Statement of Income
                              Three Months Ended
                              March 31, 1998 and 1999                                                      4

                             Condensed Statement of Cash Flows
                              Three Months Ended
                              March 31, 1998 and 1999                                                      5

                             Notes to Condensed Financial Statements                                     6-8

                  Item 2.  Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                                            9-16
                  Item 3.  Quantitative and Qualitative Disclosures About
                                  Market Risk                                                             16

  Part II.  Other Information
                  Item 1.  Legal Proceedings                                                              17

                  Item 4.  Submission of Matters to a Vote of
                               Security Holders                                                        17-18

                  Item 6.  Exhibits and Reports on Form 8-K                                               18


Signature                                                                                                 19

Exhibit Index                                                                                             20

                          PART I. FINANCIAL INFORMATION


ITEM 1.                          DANA CORPORATION
------

                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

Assets                                                  December 31, 1998   March 31, 1999
------                                                  -----------------   --------------

Current Assets
     Cash and Marketable Securities                     $         230.2   $         207.8
     Accounts Receivable
       Trade                                                    1,616.9           2,089.0
       Other                                                      246.7             267.3
     Inventories
       Raw Materials                                              470.6             493.8
       Work in Process and Finished Goods                       1,208.1           1,135.4
     Other Current Assets                                         564.5             608.7
                                                        ---------------   ---------------

           Total Current Assets                                 4,337.0           4,802.0

     Property, Plant and Equipment                              5,765.3           5,736.9
     Less:  Accumulated Depreciation                            2,461.5           2,479.4
     Investments in Leases                                        851.9             830.2
     Investments and Other Assets                               1,644.8           1,596.4
                                                        ---------------   ---------------

           Total Assets                                 $      10,137.5   $      10,486.1
                                                        ===============   ===============


Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
     Notes Payable, Including Current
       Portion of Long-Term Debt                        $       1,698.1   $       1,317.7
     Accounts Payable                                             995.6             984.7
     Accrued Payroll and Employee Benefits                        355.5             366.4
     Other Accrued Liabilities                                    782.8             721.0
     Taxes on Income                                              154.6             230.1
                                                        ---------------   ---------------

           Total Current Liabilities                            3,986.6           3,619.9

     Long-Term Debt                                             1,717.9           2,520.1
     Deferred Employee Benefits
       and Other Noncurrent Liabilities                         1,337.5           1,346.9
     Minority Interest                                            156.3             133.1
     Shareholders' Equity                                       2,939.2           2,866.1
                                                        ---------------   ---------------

           Total Liabilities and Shareholders' Equity   $      10,137.5   $      10,486.1
                                                        ===============   ===============

    The accompanying notes are an integral part of the financial statements.

-------------------

                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                 Three Months Ended
                                                 ------------------
                                                       March 31
                                                       --------
                                                 1998            1999
                                                 ----            ----

Net Sales                                    $    3,232.8    $    3,380.6
Revenue from Lease Financing
  and Other Income                                   58.0            38.9
                                             ------------    ------------

                                                  3,290.8         3,419.5
                                             ------------    ------------
Costs and Expenses
     Cost of Sales                                2,699.2         2,814.6
     Selling, General and
          Administrative Expenses                   299.1           296.4
     Restructuring and Integration Charges            -               6.6
     Interest Expense                                70.7            70.0
                                             ------------    ------------

                                                  3,069.0         3,187.6
                                             ------------    ------------

Income Before Income Taxes                          221.8           231.9
Estimated Taxes on Income                           (88.1)          (83.3)
Minority Interest                                    (2.7)           (2.1)
Equity in Earnings of Affiliates                      9.6            15.0
                                             ------------    ------------


Net Income                                   $      140.6    $      161.5
                                             ============    ============

Net Income Per Common Share -
         Basic                               $        .86    $        .97
                                             ============    ============
         Diluted                             $        .84    $        .97
                                             ============    ============

Dividends Declared and Paid per
  Common Share                                       $.27            $.31

Average Number of Shares Outstanding -
         For Basic                                  164.3           165.8
         For Diluted                                166.7           167.0


    The accompanying notes are an integral part of the financial statements.

-------------------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)


                                                          Three Months Ended March 31
                                                          ---------------------------

                                                              1998            1999
                                                              ----            ----

Net Income                                                $      140.6    $      161.5
Depreciation and Amortization                                    115.4           130.6
Working Capital Change and Other                                (143.8)         (439.2)
                                                          ------------    ------------
          Net Cash Flows from Operating Activities               112.2          (147.1)
                                                          ------------    ------------


Purchases of Property, Plant and Equipment                      (118.3)         (193.1)
Purchases of Assets to be Leased                                (117.5)          (26.0)
Payments Received on Leases and Loans                             84.7            50.7
Acquisitions                                                    (315.2)            -
Divestitures                                                      25.0             -
Other                                                            (18.3)          (84.1)
                                                          ------------    ------------
          Net Cash Flows-Investing Activities                   (459.6)         (252.5)
                                                          ------------    ------------


Net Change in Short-Term Debt                                    (57.0)         (502.8)
Proceeds from Long-Term Debt                                     379.3         1,043.3
Payments on Long-Term Debt                                      (124.2)         (116.0)
Dividends Paid                                                   (42.7)          (51.4)
Other                                                             18.2             4.1
                                                          ------------    ------------
          Net Cash Flows-Financing Activities                    173.6           377.2
                                                          ------------    ------------
          Net Change in Cash and Cash Equivalents               (173.8)          (22.4)
          Cash and Cash Equivalents-beginning of period          422.7           230.2
                                                          ------------    ------------
          Cash and Cash Equivalents-end of period         $      248.9    $      207.8
                                                          ============    ============


    The accompanying notes are an integral part of the financial statements.

-------------------


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

1. In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 1998 to conform with the 1999 presentation.

2. In January 1998, we acquired both the heavy axle and brake business of Eaton Corporation and General Automotive Specialty Company, Inc., a manufacturer of motor vehicle switches and locks. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

3. In February 1998, we completed the sale of our hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany, to CF Gomma, S.p.A.

4. Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

                                              Three Months Ended March 31
                                              ---------------------------
                                                  1998           1999
                                                  ----           ----

Weighted average common shares outstanding        164.3        165.8
                                                  -----        -----
Plus: Incremental shares from
        assumed conversion of -
           Deferred compensation units               .5           .5
           Stock options                            1.9           .7
                                                  -----        -----
      Total potentially dilutive securities         2.4          1.2
                                                  -----        -----
Adjusted average common shares outstanding        166.7        167.0
                                                  =====        =====

5. On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. The $196 deferred translation loss in the first quarter of 1999 is primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies. Our total comprehensive income/(loss) is as follows:

                                       Three Months Ended March 31
                                       ---------------------------
                                          1998           1999
                                          ----           ----

Net income                               $140.6         $161.5
Other comprehensive loss
     Deferred translation loss            (23.2)        (196.0)
     Other                                   .2             .1
                                         ------         ------

Total comprehensive income/(loss)        $117.6         $(34.4)
                                         ======         ======

-------------------


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)


6. We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine Systems Group (ESG), Off-Highway Systems Group (OHSG), Industrial Group (IG), Heavy Truck Group (HTG) and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes, tax effected at 41% (Dana's long-term effective rate), plus equity in earnings of affiliates. Information used to evaluate the SBUs and regions is as follows:

                                           THREE MONTHS ENDED MARCH 31
                                           ---------------------------

                                                      OPERATING                NET
                                 SALES                  PAT                   PROFIT
                           1998       1999        1998        1999        1998        1999
------------------------------------------------------------------------------------------
ASG                    $1,100.8   $1,176.1    $   84.0    $   93.1    $   66.6    $   69.4
AAG                       646.3      696.1        24.7        40.6        16.1        28.8
ESG                       505.6      642.9        22.9        35.8        15.7        24.5
OHSG                      238.6      217.4        13.4         9.2         9.7         5.1
IG                        189.8      180.7        12.0         9.5         9.3         6.4
HTG                       414.8      446.0        21.4        26.6        15.7        18.9
DCC                                                8.0         8.9         8.0         8.9
Other                     136.9       21.4       (48.2)      (56.5)       (2.9)        5.2
                       --------   --------    --------    --------    --------    --------
Total Operations        3,232.8    3,380.6       138.2       167.2       138.2       167.2

Restructuring and
  Nonrecurring items                               2.4        (5.7)        2.4        (5.7)
                       --------   --------    --------    --------    --------    --------
Consolidated           $3,232.8   $3,380.6    $  140.6    $  161.5    $  140.6    $  161.5
                       ========   ========    ========    ========    ========    ========

North America          $2,519.7   $2,600.9    $  159.8    $  191.4    $  127.6    $  146.9
South America             177.3      131.4         4.7         1.4          .8        (1.8)
Europe                    462.3      582.5        14.5        20.2         7.1         9.1
Asia Pacific               47.1       57.4         1.3        (0.1)       (1.9)       (3.1)
DCC                                                8.0         8.9         8.0         8.9
Other                      26.4        8.4       (50.1)      (54.6)       (3.4)        7.2
                       --------   --------    --------    --------    --------    --------
Total Operations        3,232.8    3,380.6       138.2       167.2       138.2       167.2

Restructuring and
  nonrecurring items                               2.4        (5.7)        2.4        (5.7)
                       --------   --------    --------    --------    --------    --------
Consolidated           $3,232.8   $3,380.6    $  140.6    $  161.5    $  140.6    $  161.5
                       ========   ========    ========    ========    ========    ========

-------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)


7. In the fourth quarter of 1998, we recorded restructuring and integration charges of $138 related to the integration of the former Echlin operations into our businesses. Of this amount, $118 was charged to restructuring and $20, for writing down inventory, was charged to cost of sales. In the first quarter of 1999, we charged $7 to restructuring and integration expense.

         At March 31, 1999, $98 of restructuring charges remained in accrued liabilities. This balance was comprised of $88 for the reduction of approximately 1,800 employees to be completed in 1999 and $10 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $76 in 1999, $19 in 2000 and $3 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

8. In the first quarter of 1999, we sold $1,000 of new unsecured senior notes consisting of $250 of 6.25% notes due March 1, 2004, $350 of 6.5% notes due March 1, 2009 and $400 of 7.0% notes due March 1, 2029. Proceeds from the issues were used to refinance the bridge financing arranged for the Glacier Vandervell bearings and AE Clevite aftermarket engine hard parts acquisitions, as well as to pay down other short-term debt.

9. In March 1999, we terminated our agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of trade accounts receivable, up to a maximum of $200. Accounts receivable amounting to $200 had been sold under this agreement at December 31, 1998.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Liquidity and Capital Resources
-------------------------------
(in Millions)

         Increases in net income and depreciation and amortization had a positive impact on cash provided by operating activities in the first quarter of 1999. However, termination of a $200 accounts receivable factoring program, along with a seasonal increase in accounts receivable, contributed to a nearly $440 increase in working capital for the quarter, resulting in a $147 outflow of cash related to operating activities.

                CASH FLOWS FROM OPERATIONS
----------------------------------------------------------
                  FOR THREE MONTHS ENDED
                         MARCH 31
----------------------------------------------------------
            1997                          $  27
----------------------------------------------------------
            1998                            112
----------------------------------------------------------
            1999                           (147)
----------------------------------------------------------

         Net cash of $253 used in investing activities was $207 less than in the first quarter of 1998. In 1998, the acquisitions of Eaton Corporation's heavy axle and brake business, General Automotive Specialty, Inc. and the remaining 40% interest in Simesc, our Brazilian structural components manufacturing company, used cash of $315.

                      CAPITAL EXPENDITURES
----------------------------------------------------------
                     YEAR               THREE MONTHS
                    ENDED                   ENDED
                 DECEMBER 31              MARCH 31
----------------------------------------------------------
   1997             $579                    $128
----------------------------------------------------------
   1998              661                     118
----------------------------------------------------------
   1999              720 *                   193
----------------------------------------------------------
                                         * Projected
----------------------------------------------------------



         Capital expenditures were $75 higher than the first quarter of 1998. We currently anticipate capital spending for the full year of 1999 to be $59 above the 1998 level.

         Net purchases of leased assets (purchases less principal payments on leases and loans) provided cash of $25 in 1999, an increase of $58 over 1998.

         Financing activities provided net cash of $377. In the first quarter of 1999, we sold $1,000 of new unsecured senior notes consisting of $250 of 6.25% notes due March 1, 2004, $350 of 6.5% notes due March 1, 2009 and $400 of 7.0% notes due March 1, 2029. Proceeds from the issues were used to refinance the bridge financing arranged for the Glacier Vandervell bearings and AE Clevite aftermarket engine hard parts acquisitions, as well as to pay down other short-term debt.

         Cash dividends paid in the first quarter of 1999 were $51 compared to $43 last year. This change is primarily due to increasing our quarterly dividend rate by $.04 since the first quarter of 1998.

         In April 1999, the Board of Directors authorized a stock buy-back plan under which we may repurchase up to $350 of our common stock. The purchases may be made in the open market or in privately negotiated transactions from time to time during the next 12 to 18 months.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

The purchases will be funded through available cash flow, which could be supplemented by proceeds from asset sales currently under evaluation.

         Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $1,782 at the end of the first quarter of 1999, while DCC's credit lines totaled $743. We expect that our strong cash flows from operations and from potential asset sales, together with worldwide credit facilities, will provide adequate liquidity to meet our debt service obligations, projected capital expenditures, working capital requirements, and potential acquisition and share repurchase obligations.

         We have reviewed liabilities that may result from the legal proceedings (including those involving product liability claims and alleged violations of environmental laws) to which we were parties as of March 31, 1999 and we do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Contingent environmental and product liabilities were estimated based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. When there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range. At March 31, 1999:

          - $43 was accrued for contingent product liability costs and $53 for contingent environmental liability costs, compared to $38 and $57 at December 31, 1998

          - $11 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and $1 for environmental liability claims, compared to $17 and $1 at December 31, 1998

          - The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $16 for the product liability claims and $2 for the environmental liability claims, compared to $15 and $2 at December 31, 1998

Restructuring and Integration Expenses
--------------------------------------

         In the fourth quarter of 1998, we recorded restructuring and integration charges of $138 related to the integration of the former Echlin operations into our businesses. Of this amount $118 was charged to restructuring and $20, for writing down inventory, was charged to cost of sales. At that time we anticipated that an additional $51 would be charged to restructuring and integration expense in 1999 for facility closures and rationalization programs that had not yet been announced, as well as for training, relocation and other costs relating to the consolidation of operations. In the first quarter of 1999, we charged $7 to restructuring and integration expense. We expect the remaining $44 to be expensed evenly over the next three quarters of 1999.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

         The following summarizes the restructuring activity recorded in the first quarter of 1999 and the change in the accrual:

                                            ACCRUED AT                       ACTIVITY                      ACCRUED AT
                                        DECEMBER 31, 1998             CHARGES           PAYMENTS       MARCH 31, 1999
                                        -----------------             -------           --------       --------------
     Employee termination
       benefits                              $116                      $ -               $(28)               $88

     Other                                     11                        7                 (8)                10
                                             ----                      ---               ----                ---
         Total                               $127                       $7               $(36)               $98
                                             ====                      ===               ====                ===


         At March 31, 1999, $98 of restructuring charges remained in accrued liabilities. This balance was comprised of $88 for the reduction of approximately 1,800 employees to be completed in 1999 and $10 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $76 in 1999, $19 in 2000 and $3 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

Impact of the Year 2000
-----------------------

         We have a Year 2000 readiness program, which is under the leadership of our Global Year 2000 Readiness Team. The Team includes Year 2000 Project Managers for each Strategic Business Unit and geographic region.
PricewaterhouseCoopers LLP has been assisting the Team with methodology, training and data collection tools. In large part, we are using assessment tools developed by the Automotive Industry Action Group, an industry trade association. The Glacier Vandervell and AE Clevite operations that we acquired in December 1998 have been incorporated into this program.

         To date, we have conducted a global product review and have not found any significant readiness problems with respect to our products. We have also assessed our internal information technology (IT) and non-IT systems (business, operating and factory floor systems) and have upgraded, repaired or replaced over 90% of the systems for which remediation is appropriate.

         We expect to complete all remediation activities and post-remediation testing for our internal systems during the second quarter of 1999. If contingency plans are needed for these systems, we will develop them during the second half of the year. We are also continuing to assess the Year 2000 readiness of our critical production and non-production suppliers and major customers by means of surveys, visits and audits. We expect to complete these assessments during the second quarter and will prepare any necessary contingency plans before the end of the year.

         We have spent approximately $53 on Year 2000 activities to date, of which $37 has been charged to expense and $16 has been capitalized. Based on the work performed to date and current information and plans, we expect to incur additional costs of $47, of which $31 will be charged to expense and $16 will be capitalized. In addition to completion of our internal remediation activities and the associated equipment purchases, these projected future costs cover systems testing, completion of our supplier and customer assessments, contingency planning, and monitoring and

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

follow-up activities for crucial dates in 2000, including January 1 and February 29 (leap year).

         The most reasonably likely worst case scenario that we currently anticipate with respect to Year 2000 is the failure of some of our suppliers, including utilities and governmental agencies, to be ready. This could cause a temporary interruption of materials or services that we need to make our products, which could result in delayed shipments to our customers and lost sales and profits to us. As our critical supplier assessments are completed, we will develop contingency plans to address any risks and uncertainties which are identified. These plans may include resourcing materials or building inventory banks.

         The outcome of our Year 2000 program is subject to a number of risks and uncertainties, some of which are beyond our control (such as the Year 2000 responses of third parties). Consequently, we cannot be sure that we will not incur material remediation costs beyond the above anticipated future costs, or that our business, financial condition or results of operations will not be significantly impacted if Year 2000 problems with our systems, or with the products or systems of other parties with whom we do business, are not resolved in a timely manner.

Impact of Euro Conversion
-------------------------

         We have a Euro currency program for our European facilities, under the leadership of our Euro Steering Committee, and have established guidelines and timetables for compliance with the requirements of the Euro conversion. The Committee is monitoring progress at all locations. While various operations are at different stages of readiness, we believe that all of our facilities are capable of complying with the Euro conversion timetable and with customer requirements for quoting and billing in Euro currency. Preliminary indications are that the cost to convert to the Euro will not be material.


Results of Operations (Three Months 1999 vs Three Months 1998)
--------------------------------------------------------------

(in Millions)

         Worldwide sales of $3,381 in the first quarter surpassed the record first quarter of 1998 by $148 or 5%. Sales of companies acquired, net of divestitures, amounted to $17 of the increase. Excluding such activities, sales increased $131 or 4% during the quarter with price changes having a minimal effect. Our U.S. sales increased $41 or 2% over 1998 ($74 or 3% excluding the effect of acquisitions and divestitures). Sales from our international operations increased $107 or 12% over 1998, with the impact of acquisitions and divestitures adding $50 or 6% to the total. The impact of changes in foreign currency exchange rates since the first quarter of 1998 served to reduce first quarter 1999 sales by approximately $76 or 2%.

-------------------

Results of Operations (Three Months 1999 vs Three Months 1998)
--------------------------------------------------------------

(in Millions)

         Sales by segment for the quarter are shown in the following table. The "Other" category represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
---------------------------------------------------------------------------------------------------------
Automotive systems group (ASG)                   $1,101      $1,176            7                   6
Automotive aftermarket group (AAG)                  646         696            8                   5
Engine systems group (ESG)                          506         643           27                   6
Off-highway systems group (OHSG)                    239         217           (9)                 (1)
Industrial group (IG)                               190         181           (5)                 (5)
Heavy truck group (HTG)                             415         446            8                   8
Other                                               137          22          (84)                 (8)

          - ASG serves the world's passenger car and light-truck markets with axles, driveshafts, structural components, modules and chassis systems. Its 7% increase in sales over the 1998 first quarter was due to a continuing strong demand in North America for light trucks and sport utility vehicles (SUVs). Worldwide light axle sales increased 13% over 1998 driven by the demand for pickups and SUVs in North America which was partially offset by decreases in South America due to economic difficulties. Driveshaft shipments displayed strength in North America but not enough to offset the very weak sales in South America. Total ASG North American sales, which are 80% of this segment's sales, increased 6% over 1998 with no acquisition/divestiture impact.

          - AAG is primarily responsible for the distribution side of the automotive business. Its sales were 8% higher this quarter than in 1998. North American aftermarket sales, which are 81% of this segment's sales, were up 5% over 1998 (4% excluding acquisitions/divestitures). Excluding acquisitions/divestitures,
               European sales were 26% higher than in 1998.

          - ESG sells engine parts, fluid systems and sealing products. Excluding acquisitions/divestitures, its sales were 6% higher than the comparable period in 1998. Sales of fluid systems products increased 15%, excluding acquisitions/divestitures, due to strong passenger car and SUV sales in North America. Sales of engine and sealing products were both flat compared to this period last year.

          - OHSG sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls. Its first-quarter sales were 9% below 1998 levels (1% below last year on a comparable basis) due to softness in the worldwide agricultural business.

-------------------

Results of Operations (Three Months 1999 vs Three Months 1998)
--------------------------------------------------------------

(in Millions)

         - IG sells components and systems for industrial machinery, motor vehicles, business machines and other equipment. Its first-quarter sales fell 5% from 1998 due to soft North American and European markets.

         - HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. Its sales for the period showed an 8% increase over 1998. North American sales, which are 93% of this segment's sales, were up 11% over 1998 due to strong heavy truck build levels.

         - Other sales were down compared to 1998 primarily due to the sale of our brake hose business in the first quarter of 1998 and the Midland-Grau divestiture which occurred in the second quarter of 1998.

     Sales by region for the quarter are shown in the following table:

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
---------------------------------------------------------------------------------------------------------
North America                                    $2,520      $2,601            3                   5
South America                                       177         131          (26)                (34)
Europe                                              462         583           26                  19
Asia Pacific                                         47          57           22                  22
Other                                                27           9          (67)                (67)

          - North American sales were up $81 (3% over 1998) despite a $35 decrease from divestitures, net of acquisitions. Continued demand for light trucks and sport utility vehicles, as well as strength in the medium and heavy truck markets, helped fuel the increase. This was partially offset by weakness in agricultural and industrial sales.

          - Sales in Europe increased $121 (26% over 1998). Sales increases in ASG and AAG complemented sales from newly acquired businesses in ESG and AAG.

          - Economic turmoil in South America continued into 1999 resulting in a 26% decline in sales. The sales increase of 22% in the Asia Pacific region was primarily due to the new modular product sales in the ASG.


         Revenue from lease financing and other income decreased $19 in the first quarter of 1999. The sale of DCC's Technology Leasing Group portfolio at the end of 1998 accounted for $22 of the change.

         Gross margin for the first quarter was 16.7%, compared to 16.5% in 1998. ASG margins were higher due to margin increases in driveshaft, structural and brake products, which were partially offset by decreases in margins for axle and modular products. The increases were due to margins

-------------------

Results of Operations (Three Months 1999 vs Three Months 1998)
--------------------------------------------------------------

(in Millions)

on higher North American truck shipments (driveshaft) and production of new business that was in the launch stage in 1998 (structural and brake). Axle margins were down due to depressed markets in both South America and Europe and continuing startup costs in Thailand. Modular margins were down due to South American economic conditions and startup costs in Australia.

         AAG and, to a lesser extent HTG, reported improvements in gross margin due to the extensive restructuring/synergy programs now underway. The acquisition of Glacier Vandervell in 1998 helped to improve ESG's gross margin in the first quarter of 1999. The IG and OHSG reported depressed margins corresponding with soft sales when compared to last year.

         Selling, general and administrative expenses (SG&A) decreased $3 in 1999. The net impact of acquisitions and divestitures decreased SG&A expenses $4 in the first quarter. The ratio of SG&A expense to sales improved from 9.3% in 1998 to 8.8% in 1999. Savings from our restructuring/synergy programs and ongoing cost control initiatives are continuing to show positive results.

         Operating margin for the first quarter of 1999 was 8.0% compared to 7.3% in 1998 for the above reasons.

         Interest expense was $1 lower than last year due to the impact of the sale of DCC's Technology Leasing Group portfolio, which was offset by higher average debt levels in 1999 at Dana, excluding DCC.

         The effective tax rate in the first quarter of 1999 was 36% compared to 40% in 1998. The effective rate was lower primarily due to state tax credits related to business development and favorable settlement of state tax issues.

         Equity in earnings of affiliates was higher in 1999 by $5, primarily due to increased earnings at our affiliates in Mexico and Brazil and DCC's leasing affiliates.

         Minority interest in net income of consolidated subsidiaries decreased $1, primarily due to the lower earnings of Albarus S.A. and its majority-owned subsidiaries.

         We reported record first quarter earnings in 1999 of $162 compared to $141 in 1998. The comparisons include non-recurring, after-tax charges of $6 in 1999 and a one-time gain of $2 in 1998.

Market Trends
-------------

         Component sales to producers of light truck and SUVs continued strong in the first quarter of 1999. Our current outlook for 1999 remains positive, with a small increase in North American light truck production projected, mostly in SUVs and standard pickups. We expect sales to the passenger car and medium and heavy truck markets to continue at 1998 levels.

-------------------

Results of Operations (Three Months 1999 vs Three Months 1998)
--------------------------------------------------------------

(in Millions)


Forward-Looking Information
---------------------------

         Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include changes in business relationships with our major customers, work stoppages at major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, our ability and/or that of third parties with whom we do business to resolve Year 2000 problems in a timely manner, and international economic conditions, particularly in South America and Asia Pacific.


ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------------

         There have been no material changes to our exposures to market risk since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.
-----------------------------------

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

         We are not currently a party to any of the environmental proceedings involving governmental agencies which the Securities and Exchange Commission requires companies to report.



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------

         These are the results of voting by stockholders present or represented at our annual meeting on April 7, 1999:

1. ELECTION OF DIRECTORS. The following were elected to serve as directors until the next annual meeting or until their successors are elected:


                                                          VOTES FOR                  VOTES WITHHELD
                                                          ---------                  --------------
           B. F. Bailar                                  144,772,212                     946,428
           A. C. Baillie                                 144,855,557                     863,083
           E. M. Carpenter                               144,845,934                     872,706
           E. Clark                                      144,876,982                     841,658
           G. H. Hiner                                   144,873,637                     845,003
           J. M. Magliochetti                            144,777,046                     941,594
           M. R. Marks                                   144,885,627                     833,013
           S. J. Morcott                                 144,758,347                     960,293
           R. B. Priory                                  144,857,135                     861,505

2. PROPOSAL TO AMEND THE DANA CORPORATION 1997 STOCK OPTION PLAN. The restated and amended 1997 Stock Option Plan and the issuance of 6,000,000 additional shares of common stock under this plan were approved. There were 130,316,902 votes for approval; 14,579,258 votes against; 822,480 votes abstaining; and no broker nonvotes.

3. PROPOSAL TO ADOPT THE DANA CORPORATION 1999 RESTRICTED STOCK PLAN. The 1999 Restricted Stock Plan and the issuance of 750,000 shares of common stock under this plan were approved. There were 132,635,202 votes for adoption; 12,174,892 votes against; 908,546 votes abstaining; and no broker nonvotes.

4. RATIFICATION OF PRICEWATERHOUSECOOPERS LLP. The Board's selection of PricewaterhouseCoopers as Dana's independent accountants for fiscal year 1999 was ratified. There were 145,065,878 votes for ratification; 192,005 votes against; and 460,757 votes abstaining.

-------------------

5. ENDORSEMENT OF THE CERES PRINCIPLES FOR PUBLIC ENVIRONMENTAL ACCOUNTABILITY. Endorsement of the CERES Principles was rejected. There were 14,206,189 votes for endorsement; 110,833,998 votes against; 8,194,572 votes abstaining; and no broker nonvotes.



ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------


a) The exhibits listed in the Exhibit Index are filed as a part of this report.

b) We filed a report on Form 8-K on March 2, 1999, containing the following documents related to our Registration Statement No. 333-67307: (1) Terms Agreement dated February 26, 1999, between Dana and Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of themselves and as representatives of several underwriters; (2) Second Supplemental Indenture between Dana and Citibank, N.A., Trustee, dated as of February 26, 1999; and (3) Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DANA CORPORATION


Date: May 13, 1999                          /s/      John S. Simpson
------------------                          ----------------------------------
                                            John S. Simpson
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

No.       Description                                              Method of Filing
---       -----------                                              ----------------
4-F       Second Supplemental Indenture between Dana               Filed by reference to Exhibit 4.B.1 to our Form 8-K
          and Citibank, N.A., Trustee, dated as of February        dated March 2, 1999
          26, 1999

4-G       Form of 6.25% Notes due 2004, 6.5% Notes due             Included in Exhibit 4.B.1 and filed by reference to
          2009, and 7.0% Notes due 2029                            Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

10-E      Amended and Restated 1997 Stock Option Plan              Filed by reference to Exhibit A to our Proxy Statement
                                                                   dated March 5, 1999

10-L      1999 Restricted Stock Plan                               Filed by reference to Exhibit B to our Proxy Statement
                                                                   dated March 5, 1999

27        Financial Data Schedules                                 Filed with this Report


Note:    Exhibit Nos. 10-E and 10-L are exhibits required to be identified
-----    pursuant to Item 14(a)(3) of Form 10-K.