Form 10-Q
period 1999-06-30
DANA CORP
filed 1999-08-09
CIK 26780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]                Quarterly Report Pursuant to Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 1999       Commission File Number 1-1063
                               -------------                              ------



                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



           Virginia                                            34-4361040
-----------------------------------------                 ----------------------
 (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

  4500 Dorr Street, Toledo, Ohio                                  43615
-----------------------------------------                 ----------------------
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

                                    Yes  X  No
                                        ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                      Outstanding at July 31, 1999
         ----------------------------          ----------------------------
         Common stock of $1 par value                165,741,410

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

Part I. Financial Information

                  Item 1.   Financial Statements

                             Condensed Balance Sheet
                              December 31, 1998 and
                              June 30, 1999                                                                3

                             Statement of Income
                              Three Months and Six Months Ended
                              June 30, 1998 and 1999                                                       4

                             Condensed Statement of Cash Flows
                              Six Months Ended
                              June 30, 1998 and 1999                                                       5

                             Notes to Condensed Financial Statements                                    6-10

                  Item 2.  Management's Discussion and Analysis
                               of Financial Condition and Results
                               of Operations                                                           11-22

                  Item 3.  Quantitative and Qualitative Disclosures About
                                  Market Risk                                                             22

  Part II.  Other Information
                  Item 1.  Legal Proceedings                                                              23

                  Item 5.  Other Information                                                              23

                  Item 6.  Exhibits and Reports on Form 8-K                                               23


Signature                                                                                                 24

Exhibit Index                                                                                             25

                          PART I. FINANCIAL INFORMATION


ITEM 1.                         DANA CORPORATION
-------

                       CONDENSED BALANCE SHEET (Unaudited)

                                  (in Millions)

Assets                                                                     December 31, 1998             June 30, 1999
------                                                                     -----------------             -------------

Current Assets
     Cash and Marketable Securities                                          $       230.2              $       192.5
     Accounts Receivable
       Trade                                                                       1,616.9                    2,069.3
       Other                                                                         246.7                      391.5
     Inventories
       Raw Materials                                                                 470.6                      505.2
       Work in Process and Finished Goods                                          1,208.1                    1,133.7
     Other Current Assets                                                            564.5                      620.9
                                                                             -------------                -----------

           Total Current Assets                                                    4,337.0                    4,913.1

Property, Plant and Equipment                                                      5,765.3                    5,843.3
Less:  Accumulated Depreciation                                                    2,461.5                    2,544.7
Investments in Leases                                                                851.9                      931.5
Investments and Other Assets                                                       1,644.8                    1,628.2
                                                                             -------------               ------------

           Total Assets                                                      $    10,137.5              $    10,771.4
                                                                             =============              =============


Liabilities and Shareholders' Equity

Current Liabilities
     Notes Payable, Including Current
       Portion of Long-Term Debt                                             $     1,698.1              $     1,479.7
     Accounts Payable                                                                995.6                    1,084.0
     Accrued Payroll and Employee Benefits                                           355.5                      390.1
     Other Accrued Liabilities                                                       782.8                      755.8
     Taxes on Income                                                                 154.6                      226.4
                                                                             -------------                -----------

           Total Current Liabilities                                               3,986.6                    3,936.0

Long-Term Debt                                                                     1,717.9                    2,420.7
Deferred Employee Benefits
     and Other Noncurrent Liabilities                                              1,337.5                    1,277.3
Minority Interest                                                                    156.3                      134.1
Shareholders' Equity                                                               2,939.2                    3,003.3
                                                                             -------------                -----------

           Total Liabilities and Shareholders' Equity                        $    10,137.5              $    10,771.4
                                                                             =============              =============

    The accompanying notes are an integral part of the financial statements.

-------------------

                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                                  Three Months Ended June 30               Six Months Ended June 30
                                                  --------------------------               ------------------------

                                                     1998             1999                    1998            1999
                                                     ----             ----                    ----            ----

Net Sales                                        $    3,236.6     $    3,407.6           $    6,469.4     $    6,788.2
Revenue from Lease Financing
and Other Income                                         53.4             33.4                  111.4             72.3
                                                 ------------     ------------           ------------     ------------

                                                      3,290.0          3,441.0                6,580.8          6,860.5
                                                 ------------     ------------           ------------     ------------
Costs and Expenses
Cost of Sales                                         2,681.3          2,797.3                5,380.5          5,611.9
Selling, General and
     Administrative Expenses                            294.9            289.3                  594.0            585.7
Restructuring and Integration
     Charges                                              -                7.3                    -               13.9
Interest Expense                                         68.4             67.3                  139.1            137.3
                                                 ------------     ------------           ------------     ------------

                                                      3,044.6          3,161.2                6,113.6          6,348.8
                                                 ------------     ------------           ------------     ------------

Income Before Income Taxes                              245.4            279.8                  467.2            511.7
Estimated Taxes on Income                               (91.0)          (101.7)                (179.1)          (185.0)
Minority Interest                                        (5.3)            (4.4)                  (8.0)            (6.5)
Equity in Earnings of Affiliates                         11.1             16.5                   20.7             31.5
                                                 ------------     ------------           ------------     ------------


Net Income                                       $      160.2     $      190.2           $      300.8     $      351.7
                                                 ============     ============           ============     ============

Net Income Per Common Share -
 Basic                                           $        .97     $       1.15           $       1.83     $       2.12
                                                 ============     ============           ============     ============
 Diluted                                         $        .96     $       1.14           $       1.80     $       2.10
                                                 ============     ============           ============     ============


Dividends Declared and Paid per
  Common Share                                           $.29             $.31                   $.56             $.62

Average Number of Shares Outstanding -
For Basic                                               164.6            165.9                  164.6            165.9
For Diluted                                             167.0            167.4                  167.0            167.4


    The accompanying notes are an integral part of the financial statements.

-------------------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)


                                                                            Six Months Ended June 30
                                                                            ------------------------

                                                                        1998                         1999
                                                                        ----                         ----

Net Income                                                           $   300.8                   $    351.7
Depreciation and Amortization                                            236.1                        263.1
Working Capital Change and Other                                        (135.4)                      (492.1)
                                                                     ---------                   ----------
          Net Cash Flows from Operating Activities                       401.5                        122.7
                                                                     ---------                   ----------


Purchases of Property, Plant and Equipment                              (299.9)                      (400.9)
Purchases of Assets to be Leased                                        (317.7)                      (121.5)
Payments Received on Leases and Loans                                    162.8                         86.4
Acquisitions                                                            (389.2)                        (6.5)
Divestitures                                                             218.7                          -
Other                                                                      6.8                        (84.8)
                                                                     ---------                   ----------
          Net Cash Flows-Investing Activities                           (618.5)                      (527.3)
                                                                     ---------                   ----------


Net Change in Short-Term Debt                                            (33.3)                      (345.0)
Proceeds from Long-Term Debt                                             405.2                      1,044.0
Payments on Long-Term Debt                                              (250.7)                      (234.4)
Dividends Paid                                                          (102.1)                      (102.9)
Other                                                                     35.1                          5.2
                                                                     ---------                   ----------
          Net Cash Flows-Financing Activities                             54.2                        366.9
                                                                     ---------                   ----------
          Net Change in Cash and Cash Equivalents                       (162.8)                       (37.7)
          Cash and Cash Equivalents-beginning of period                  422.7                        230.2
                                                                     ---------                   ----------
          Cash and Cash Equivalents-end of period                    $   259.9                   $    192.5
                                                                     =========                   ==========


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

2. In January 1998, we acquired both the heavy axle and brake business of Eaton Corporation and General Automotive Specialty Company, Inc., a manufacturer of motor vehicle switches and locks. In April 1998, we acquired 98% of the share capital of Nakata S.A. Industria e Comercio. In December 1998, we acquired the Glacier Vandervell Bearings Group and AE Clevite North American aftermarket engine hard parts business. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

3. In February 1998, we completed the sale of our hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany, to CF Gomma, S.p.A. In April 1998, we sold our Midland-Grau heavy duty brake operations to the Haldex Group. In June 1998, we completed the sale of our hydraulic cylinder business to Hyco International, Inc. and in December 1998, Dana Credit Corporation (DCC) completed the sale of its Technology Leasing Group portfolio.

4. Following is a reconciliation of average shares outstanding for purposes of calculating basic and diluted net income per share.

                                                                               Three and Six Months Ended June 30
                                                                               ----------------------------------
                                                                                 1998                      1999

         Weighted average common shares outstanding                              164.6                     165.9
                                                                                 -----                     -----
         Plus: Incremental shares from
                 assumed conversion of -
                    Deferred compensation units                                     .5                        .5
                    Stock options                                                  1.9                       1.0
                                                                                ------                    ------
               Total potentially dilutive securities                               2.4                       1.5
                                                                                ------                    ------
         Adjusted average common shares outstanding                              167.0                     167.4
                                                                                ======                    ======

-------------------


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)


5. On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. The $199 deferred translation loss in the first six months of 1999 is primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies. Our total comprehensive income is as follows:

                                                                Three Months Ended           Six Months Ended
                                                                ------------------           ----------------
                                                                      June 30                     June 30
                                                                      -------                     -------
                                                               1998            1999         1998          1999
                                                               ----            ----         ----          ----

         Net income                                         $  160.2       $   190.2     $   300.8      $  351.7
         Other comprehensive loss
               Deferred translation loss                       (18.6)           (2.5)        (41.8)       (198.5)
               Other                                                -              -            .2            .1
                                                            ---------      ---------     ---------      --------

         Total comprehensive income                         $  141.6       $   187.7     $   259.2      $  153.3
                                                            ========       =========     =========      ========

-------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)


6. We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine Systems Group (ESG), Off-Highway Systems Group (OHSG), Industrial Group (IG), Heavy Truck Group (HTG) and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes, tax effected at 41% (Dana's long-term effective rate), plus equity in earnings of affiliates. In arriving at net profit from operating PAT, expenses relating to a specific SBU or region are allocated directly. Other allocations are based on sales. Where changes in reporting responsibilities have occurred, the SBU structures and results have been restated to reflect the current organization. Information used to evaluate the SBUs and regions is as follows:

                                                                 THREE MONTHS ENDED JUNE 30
                                                                 --------------------------

                                                                             OPERATING                        NET
                                                     SALES                       PAT                        PROFIT
                                             1998          1999           1998       1999              1998         1999
------------------------------------------------------------------------------------------------------------------------
         ASG                              $1,084.6       $1,169.7         $85.9      $95.3             $69.2       $71.6
         AAG                                 723.0          744.1          36.3       50.3              26.8        38.2
         ESG                                 524.3          622.5          30.1       42.5              22.7        32.0
         OHSG                                245.6          216.1          16.6       10.6              12.7         6.6
         IG                                  185.4          180.8          11.2        7.0               8.6         3.9
         HTG                                 422.6          455.2          23.9       29.3              18.2        21.6
         DCC                                                               10.0        9.2              10.0         9.2
         Other                                51.1           19.2         (46.3)     (48.9)             (0.5)       12.2
                                          --------       --------        ------     ------            ------      ------
         Total Operations                  3,236.6        3,407.6         167.7      195.3             167.7       195.3

         Restructuring and
           Nonrecurring items                                              (7.5)      (5.1)             (7.5)       (5.1)
                                          --------       --------        ------     ------            ------      ------
         Consolidated                     $3,236.6       $3,407.6        $160.2     $190.2            $160.2      $190.2
                                          ========       ========        ======     ======            ======      ======

         North America                    $2,467.9       $2,680.0        $169.6     $215.4            $136.5      $169.3
         South America                       211.5          145.7          13.6        8.0              10.1         5.1
         Europe                              481.5          511.0          19.1       17.6              11.6         7.9
         Asia Pacific                         46.0           63.4          (0.1)       1.6              (2.0)       (0.9)
         DCC                                                               10.0        9.2              10.0         9.2
         Other                                29.7            7.5         (44.5)     (56.5)              1.5         4.7
                                          --------       --------        ------     ------            ------      ------
         Total Operations                  3,236.6        3,407.6         167.7      195.3             167.7       195.3

         Restructuring and
           nonrecurring items                                              (7.5)      (5.1)             (7.5)       (5.1)
                                          --------       --------        ------     ------            ------      ------
         Consolidated                     $3,236.6       $3,407.6        $160.2     $190.2            $160.2      $190.2
                                          ========       ========        ======     ======            ======      ======

-------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

                                                                  SIX MONTHS ENDED JUNE 30
                                                                  ------------------------

                                                                             OPERATING                        NET
                                                     SALES                       PAT                        PROFIT
                                             1998          1999           1998       1999              1998         1999
------------------------------------------------------------------------------------------------------------------------
         ASG                              $2,185.4       $2,345.8        $169.9     $188.3            $136.0      $141.3
         AAG                               1,374.0        1,468.5          60.6       90.8              42.2        66.2
         ESG                               1,027.0        1,237.1          53.4       78.3              38.8        56.8
         OHSG                                484.3          433.6          29.9       19.8              22.5        11.8
         IG                                  375.2          361.6          23.2       16.5              17.9        10.4
         HTG                                 837.4          901.2          45.3       55.9              33.9        40.4
         DCC                                                               18.0       18.1              18.0        18.1
         Other                               186.1           40.4         (94.4)    (105.2)             (3.4)       17.5
                                          --------       --------        ------     ------            ------      ------
         Total Operations                  6,469.4        6,788.2         305.9      362.5             305.9       362.5

         Restructuring and
           Nonrecurring items                                              (5.1)     (10.8)             (5.1)      (10.8)
                                          --------       --------        ------     ------            ------      ------
         Consolidated                     $6,469.4       $6,788.2        $300.8     $351.7            $300.8      $351.7
                                          ========       ========        ======     ======            ======      ======

         North America                    $4,987.6       $5,286.3        $329.4     $407.0            $261.8      $314.6
         South America                       388.8          277.1          18.3        9.4              11.7         3.8
         Europe                              943.9         1088.2          33.6       37.7              18.9        17.1
         Asia Pacific                         93.2          120.8           1.2        1.5              (2.7)       (3.0)
         DCC                                                               18.0       18.1              18.0        18.1
         Other                                55.9           15.8         (94.6)    (111.2)             (1.8)       11.9
                                          --------       --------        ------     ------            ------      ------
         Total Operations                  6,469.4        6,788.2         305.9      362.5             305.9       362.5

         Restructuring and
           nonrecurring items                                              (5.1)     (10.8)             (5.1)      (10.8)
                                          --------       --------        ------     ------            ------      ------
         Consolidated                     $6,469.4       $6,788.2        $300.8     $351.7            $300.8      $351.7
                                          ========       ========        ======     ======            ======      ======


7. In the six-month period ended June 30, 1999, we charged $14 to restructuring and integration expense. At June 30, 1999, $92 of restructuring charges remained in accrued liabilities. This balance was comprised of $83 for the reduction of approximately 1,550 employees to be completed in 1999 and $9 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $68 in 1999, $20 in 2000 and $4 thereafter.

-------------------


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)


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

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         We have achieved record sales, net income and earnings per share in the second quarter and six-month periods of 1999. These record results are the product of continued focus on realizing acquisition synergies, as well as disciplined pursuit of our Five-Point Plan, which we unveiled in April. The plan, a tactical link to our overall strategic plan, includes the following five elements:

         - Grow while focusing on returns and maintaining financial discipline;
         -    Seek strategic, bolt-on acquisitions at reasonable valuations;
         -    Divest non-strategic and non-performing operations;
         -    Repurchase stock as the company generates cash; and
         -    Complete integration efforts and realize synergy savings.

         In the past two months, we have announced plans to sell non-strategic or under-performing operations with sales totaling approximately $715.

         We have started to buy back our common shares under an 18-month plan, authorized by the Board in April, to repurchase up to $350 of stock in open market or privately negotiated transactions. The purchases are being funded through available cash flow, which could be supplemented by proceeds from asset sales currently under evaluation.

         Our plan for $120 in new automotive aftermarket operational and sourcing synergies this year is on schedule year to date and on target for the full year. We have closed six manufacturing facilities and six distribution operations. By the end of the year, we plan to have closed a total of 15 manufacturing facilities and 30 distribution operations.

Liquidity and Capital Resources
-------------------------------

(in Millions)

------------------------------------------------------------
           CASH FLOWS FROM OPERATING ACTIVITIES
                   FOR SIX MONTHS ENDED
                         JUNE 30
------------------------------------------------------------
            1997                           $347
------------------------------ -----------------------------
            1998                            402
------------------------------ -----------------------------
            1999                            123
------------------------------ -----------------------------

         Increases in net income and depreciation and amortization had a positive impact on cash provided by operating activities in the first six months of 1999. However, termination of a $200 accounts receivable factoring program, along with increased working capital requirements, resulted in an inflow of cash related to operating activities of $279 less than in 1998.

         Net cash of $527 used in investing activities was $91 less than the first six months of 1998. In 1999, we acquired the remaining 30% interest in Industrias Serva S.A. in Spain, a manufacturer and distributor of vehicular gaskets. In 1998, we used cash of $389 for the acquisitions of Eaton Corporation's heavy axle and brake business; General Automotive Specialty, Inc.; the remaining 40% interest in Simesc, our Brazilian structural components manufacturing company; and 98% of the share capital of Brazilian suspension components producer Nakata. During the period, we also divested the Midland-Grau heavy duty brake operations, the Weatherhead brake hose operations and our hydraulic cylinder business.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)
------------------------------------------------------------
         PURCHASES OF PROPERTY, PLANT & EQUIPMENT
------------------------------------------------------------
                     YEAR                SIX MONTHS
                    ENDED                   ENDED
                 DECEMBER 31               JUNE 30
------------ --------------------- -------------------------
   1997             $579                     $248
------------ --------------------- -------------------------
   1998              661                      300
------------ --------------------- -------------------------
   1999              720 *                    401
------------ --------------------- -------------------------
                                           * Projected
------------------------------------------------------------

         Purchases of property, plant and equipment were $101 higher than in the first six months of 1998. We currently anticipate capital spending for the full year of 1999 to be $59 above the 1998 level.

         Net purchases of leased assets (purchases less principal payments on leases and loans) were $35 in 1999, a decrease of $120 over 1998 primarily due to the sale of DCC's Technology Leasing Group Portfolio at the end of 1998.

         Financing activities provided net cash of $367. In the first quarter of 1999, we sold $1,000 of new unsecured senior notes consisting of $250 of 6.25% notes due March 1, 2004, $350 of 6.5% notes due March 1, 2009 and $400 of 7.0% notes due March 1, 2029. Proceeds from the issues were used to refinance the bridge financing arranged for the Glacier Vandervell bearings and AE Clevite aftermarket engine hard parts acquisitions, as well as to pay down other short-term debt.

         Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $1,287 at the end of the second quarter of 1999, while DCC's credit lines totaled $1,049. We expect that our strong cash flows from operations and from potential asset sales, together with worldwide credit facilities, will provide adequate liquidity to meet our currently projected debt service obligations, capital expenditures, working capital requirements and potential acquisition and share repurchases.

         We have reviewed liabilities that may result from the legal proceedings to which we were a party as of June 30, 1999 (including those involving product liability claims and alleged violations of environmental laws) and we do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. We estimated contingent environmental and product liabilities based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. When there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range. At June 30, 1999:

         - $42 was accrued for contingent product liability costs and $52 for contingent environmental liability costs, compared to $38 and $57 at December 31, 1998
         - $11 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and $1 for environmental liability claims, compared to $17 and $1 at December 31, 1998
         - The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $16 for the product liability claims and $1 for the environmental liability claims, compared to $15 and $2 at December 31, 1998

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)
-------------

Restructuring and Integration Expenses
--------------------------------------

         We anticipated charging $51 to restructuring and integration expense in 1999 for facility closures and rationalization programs as well as for training, relocation and other costs relating to the consolidation of the former Echlin operations into our businesses. In the first six months of 1999, we charged $14 to restructuring and integration expense. We expect the remaining $37 to be expensed evenly over the next two quarters of 1999.

         The following summarizes the restructuring activity recorded in the first six months of 1999 and the change in the accrual:

                                            ACCRUED AT                       ACTIVITY                      ACCRUED AT
                                        DECEMBER 31, 1998             CHARGES           PAYMENTS        JUNE 30, 1999
                                        -----------------             -------           --------        -------------
     Employee termination
       benefits                              $116                     $ -                $(33)               $83
     Other                                     11                       14                (16)                 9
                                            -----                    -----              ------               ---
         Total                               $127                      $14               $(49)               $92
                                            =====                    =====              ======               ===

         At June 30, 1999, $92 of restructuring charges remained in accrued liabilities. This balance was comprised of $83 for the reduction of approximately 1,550 employees to be completed in 1999 and $9 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $68 in 1999, $20 in 2000 and $4 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

Impact of the Year 2000
-----------------------

         Our Year 2000 readiness program is under the leadership of our Global Year 2000 Readiness Team, which includes Year 2000 Project Managers for each Strategic Business Unit and geographic region. PricewaterhouseCoopers LLP has assisted us with methodology, training and data collection tools. In large part, we have used the assessment tools developed by the Automotive Industry Action Group, an industry trade association.

         Our program has focused on an assessment of our products, our critical information technology (IT) and non-IT systems, and our major customers, suppliers and other third parties; remediation of readiness problems that we have identified; and development of contingency plans as appropriate.

         Activities under our program are on schedule:

         - We completed our global product review earlier this year and have advised our customers of corrective actions for those few products that were not ready.

-------------------

Liquidity and Capital Resources

(in Millions)

         - We have completed an assessment of our internal IT, business, operating and factory floor systems and remediation of these systems, where appropriate, is substantially complete. This includes upgrades, repairs, replacements and testing of the systems for Year 2000 readiness. The remaining work mainly involves activities by several U.S. divisions to complete the implementation of Enterprise Resource Planning (ERP) systems at their facilities during the third quarter. We expect all of our internal systems to be Year 2000 ready by the end of the next quarter and are therefore focusing our contingency planning on outside suppliers and events which could affect our operations.

         - We have been assessing our critical suppliers by means of surveys, visits and audits. This process is substantially complete and we have contingency plans in place for those suppliers whose readiness is uncertain. For production and non-production suppliers about whom we have concerns, we are generally planning to build short-term inventory banks or, to a lesser extent, to find alternate or additional sources. For service suppliers, including utilities and government agencies, whose lack of readiness could affect our operations, we are taking precautionary steps such as developing work-around procedures, creating duplicate back-up files and procuring alternate communications equipment.

         - We have also been assessing the Year 2000 readiness of our major customers through surveys, visits and audits. This process is substantially complete and current information indicates that our major customers will be ready.

         To date, we have spent approximately $70 on Year 2000 activities, with $48 charged to expense and $22 capitalized. Based on current information and plans, we expect to incur additional costs of $21, with $13 to be charged to expense and $8 to be capitalized. These projected future costs are primarily for completion of the ERP implementation and for monitoring and follow-up activities for crucial dates in 2000, including January 1 and February 29 (leap year).

         The most reasonably likely worst case scenario that we anticipate with respect to Year 2000 is the failure of some of our suppliers, including utilities and governmental agencies, to be ready. This could cause a temporary interruption of materials or services that we need to make our products, which could result in delayed shipments to our customers and lost sales and profits to us. As noted, we have contingency plans to address potential readiness problems that we identified in our supplier assessments.

         While we believe that we have an effective Year 2000 program, the outcome of our efforts is subject to a number of risks and uncertainties (some of which, such as the Year 2000 readiness of third parties, are beyond our control) and we cannot give any assurances that our business, financial condition or results of operations will not be significantly impacted if Year 2000 problems with our systems, or with the products or systems of other parties with whom we do business, are not resolved in a timely manner.

-------------------

Liquidity and Capital Resources
-------------------------------

(in Millions)

Impact of Euro Conversion
-------------------------

         We have a euro conversion program for our European facilities, under the leadership of our Euro Steering Committee, which has established guidelines and timetables for compliance. The Committee is monitoring progress at all of our locations. While various operations are at different stages of readiness, all our European facilities are offering customers the option of replacing the euro-zone currencies with the euro in their transactions. Most Dana internal transactions within the euro-zone are now exclusively in euros. Indications are that the total cost to convert to the euro will not be material.

Results of Operations (Second Quarter 1999 vs Second Quarter 1998)
------------------------------------------------------------------

(in Millions)

         Worldwide sales of $3,408 in the second quarter surpassed the record second quarter of 1998 by $171 or 5%.

         - Sales of companies acquired, net of divestitures, amounted to $100 of the increase. Excluding such activities, sales increased $71 or 2% during the quarter with price changes having a minimal effect.

         - Our U.S. sales increased $182 or 8% over 1998 ($137 or 6% excluding the effect of acquisitions and divestitures).

         - Sales from our non-U.S. operations decreased $11 or 1% as compared to 1998. Excluding the effect of acquisitions and divestitures, non-U.S. sales were down $68 or 7% from 1998. Changes in foreign currency exchange rates since the second quarter of 1998 served to reduce second-quarter 1999 sales by approximately $75 or 2% of total sales.

         Sales by segment for the quarter are shown in the following table. The "Other" category represents closed or sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
---------------------------------------------------------------------------------------------------------
Automotive Systems Group (ASG)                   $1,085      $1,170            8                   7
Automotive Aftermarket Group (AAG)                  723         744            3                  (2)
Engine Systems Group (ESG)                          524         623           19                   4
Off-Highway Systems Group (OHSG)                    246         216          (12)                 (7)
Industrial Group (IG)                               185         181           (2)                 (2)
Heavy Truck Group (HTG)                             423         455            8                   8
Other                                                51          19          (63)                  -

         - ASG sells axles, driveshafts, structural components, modules and chassis systems. Its increase in sales over the 1998 second quarter was due to a

-------------------

Results of Operations (Second Quarter 1999 vs Second Quarter 1998)
------------------------------------------------------------------


(in Millions)

              continuing strong demand in North America for light trucks and sport utility vehicles (SUVs). Total ASG North American sales, which are 80% of this segment's sales, increased 13% over 1998 with no acquisition/divestiture impact. Positive results also were reported from Asia Pacific as sales increased 79% over the same period last year. Worldwide light axle sales increased 15% over 1998 driven by the demand for pickups and SUVs in North America which was partially offset by a decrease in South America due to that region's economic difficulties. The continued strength in driveshaft shipments in North America was not enough to offset the very weak sales in South America.

         - AAG sells parts to cover an array of aftermarket needs for brake and chassis products, filtration products and engine systems. North American aftermarket sales, which are 84% of this segment's sales, were up 4% over 1998. Excluding acquisitions, net of divestitures, sales were even with last year. Excluding acquisitions/divestitures, European sales were down 11% from 1998 while South America and Asia Pacific sales declined 12% and 14%, respectively.

         - ESG sells engine parts, fluid systems and sealing products. North American sales were up 8% while weakness in the economy in Brazil and Argentina contributed to a 31% decline in sales in South America. Sales of fluid systems products increased 8%, excluding acquisitions/divestitures, due to strong light truck and SUV sales in North America creating increased demand for vacuum and air conditioning components. While sales of engine products were down slightly, sealing products experienced a modest increase compared to the same period last year.

         - OHSG sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls. The decline in its second-quarter sales was due to weakness in the worldwide agricultural markets and the South American construction market.

         - IG sells components and systems for industrial machinery, motor vehicles, business machines and other equipment. The decrease in its second-quarter sales from 1998 levels was due to the soft European market, specifically in the agricultural and textile markets, partially offset by a 10% increase in the vehicular electronic business over last year.

         - HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. The increase in its sales for the period were primarily due to strong heavy truck build levels in North America. Weak sales in Europe (down 18%) and South America (down 57%) partially offset the increased North American sales.

         - Other sales were down compared to 1998 primarily due to the Midland-Grau divestiture which occurred in the second quarter of 1998.

-------------------

Results of Operations (Second Quarter 1999 vs Second Quarter 1998)
------------------------------------------------------------------

(in Millions)

     Sales by region for the quarter are shown in the following table:

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
---------------------------------------------------------------------------------------------------------
North America                                    $2,468      $2,680            9                   7
South America                                       211         146          (31)                (36)
Europe                                              482         511            6                  (4)
Asia Pacific                                         46          63           38                  38
Other                                                30           8          (73)                 11

         - The increase in North American sales resulted from continued demand for light trucks and SUVs as well as strength in the medium and heavy truck markets. This was partially offset by weakness in agricultural and industrial sales.

         - The increase in sales in Europe was due to newly acquired businesses in ESG and AAG offset by softness in the OHSG and IG.

         - The decline in sales in South America was due to continued economic turmoil in the region. The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia.

          Revenue from lease financing and other income decreased $20 in the second quarter of 1999. Excluding the impact of the sale of DCC's Technology Leasing Group portfolio at the end of 1998, these revenues have increased $3. Interest income and capital gains were $9 lower in 1999; takeover defense costs of $11 were incurred by the former Echlin in 1998.

         Gross margin for the second quarter was 17.9%, compared to 17.2% in 1998. ASG margins were higher due to increased margins on higher North American truck shipments (driveshaft) and production of new business that was in the launch stage in 1998 (structural and brake). Axle margins were down slightly in North America while all other regions reported increases over 1998. Modular margins were down due to South American economic conditions and startup costs in Australia. AAG and, to a lesser extent, HTG reported improvements in gross margin due to the extensive restructuring/synergy programs now underway. The acquisition of Glacier Vandervell in 1998 helped to improve ESG's gross margin in the second quarter of 1999. The IG and OHSG reported depressed margins corresponding with soft sales when compared to last year.

         Despite the net impact of acquisitions and divestitures increasing SG&A expenses by $12, SG&A was $6 less than the second quarter of 1998. Savings from our restructuring/synergy programs and ongoing cost control initiatives are continuing to show positive results. The ratio of SG&A expense to sales improved from 9.1% in 1998 to 8.5% in 1999.

         Operating margin for the second quarter of 1999 was 9.4% compared to 8.0% in 1998 for the reasons previously discussed.

-------------------

Results of Operations (Second Quarter 1999 vs Second Quarter 1998)
------------------------------------------------------------------

(in Millions)

         Interest expense was $1 lower than last year due to the impact of the sale of DCC's Technology Leasing Group portfolio, which was offset by higher average debt levels in 1999 at Dana, excluding DCC.

         The effective tax rate in the second quarter of 1999 was 36% compared to 37% in 1998. The effective rate was lower primarily due to the favorable settlement of state tax issues and tax credits generated by DCC.

         Equity in earnings of affiliates was higher in 1999 by $5, primarily due to increased earnings at our affiliates in Mexico and DCC's leasing affiliates.

         Minority interest in net income of consolidated subsidiaries decreased $1, primarily due to the lower earnings of Albarus S.A. and its majority-owned subsidiaries.

         We reported record second-quarter earnings in 1999 of $190 compared to $160 in 1998. The comparisons include non-recurring, after-tax charges of $5 in 1999 and $8 in 1998.


Results of Operations (Six Months 1999 vs Six Months 1998)
----------------------------------------------------------

(in Millions)

         Worldwide sales of $6,788 in the first six months were $319 or 5% higher than the same period last year.

         - Sales of companies acquired, net of divestitures, amounted to $117 of the increase. On a comparable basis, sales increased $202 or 3% with price changes having a minimal effect.

         - Our U.S. sales increased $223 or 5% over 1998 ($212 or 5% excluding the effect of acquisitions and divestitures).

         - Sales from our non-U.S. operations increased $96 or 5% over 1998. Excluding the effect of acquisitions and divestitures, non-U.S. sales were down $10 or 1% from 1998. Changes in foreign currency exchange rates decreased 1999 sales by approximately $138 or 2% of total sales.

-------------------

Results of Operations (Six Months 1999 vs Six Months 1998)
----------------------------------------------------------

(in Millions)

         Sales by segment for the first six months are shown in the following table. The "Other" category represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
---------------------------------------------------------------------------------------------------------
Automotive Systems Group (ASG)                   $2,185      $2,346            7                   6
Automotive Aftermarket Group (AAG)                1,374       1,468            7                   2
Engine Systems Group (ESG)                        1,027       1,237           20                   5
Off-Highway Systems Group (OHSG)                    484         434          (10)                 (4)
Industrial Group (IG)                               375         362           (4)                 (4)
Heavy Truck Group (HTG)                             838         901            8                   8
Other                                               186          40          (79)                  7

         - ASG sales increased over the 1998 six-month period due to a continuing strong demand in North America for light trucks and SUVs. Total ASG North American sales, which are 80% of this segment's sales, increased 10% over 1998 with no acquisition/divestiture impact. Worldwide light axle sales increased 14% with North America up 18% over 1998 driven by the demand for pickups and SUVs. Positive results also were reported from Europe and Asia Pacific as sales increased 5% and 58%, respectively. Economic difficulties in South America caused a 54% decline in light axle sales. The continued strength in driveshaft shipments in North America was not enough to offset the very weak sales in South America.

         - AAG reported sales 7% higher than in 1998. North American aftermarket sales were up 6% over 1998. Excluding acquisitions/divestitures, sales were 2% above last year. Excluding acquisitions/divestitures, European sales were up 6% from 1998 while South America and Asia Pacific sales declined 13% and 14%, respectively.

         - ESG's sales were higher than the comparable period in 1998, excluding acquisitions/divestitures, due to a 6% increase in North American sales. Weakness in the economy in Brazil and Argentina contributed to a 26% decline in sales in South America. Sales of fluid systems products increased 11%, excluding acquisitions/divestitures, due to strong passenger car and SUV sales in North America. While sales of engine products were down slightly, sealing products experienced a modest increase compared to this period last year.

         - OHSG sales were below last year due to weakness in the worldwide agricultural markets and the South American construction market.

         - IG's sales decline was due to soft North American and European markets. Weak sales to the agricultural markets were partially offset by increased sales from the vehicular electronic business.

-------------------

Results of Operations (Six Months 1999 vs Six Months 1998)
----------------------------------------------------------

(in Millions)

         - HTG sales for the six-month period increased over 1998 due to strong heavy truck build levels in North America. Weak sales in Europe (down 20%) and South America (down 51%) partially offset the increased North American sales.


         - Other sales were down compared to 1998 primarily due to the sale of our brake hose business in the first quarter of 1998 and the Midland-Grau divestiture in the second quarter of 1998.


     Sales by region for the first six months are shown in the following table:

                                                                                          % CHANGE EXCLUDING
                                                                                            ACQUISITIONS &
                                                 1998        1999         % CHANGE           DIVESTITURES
------------------------------------------------------------------------------------------------------------
North America                                    $4,988      $5,286            6                   6
South America                                       389         277          (29)                (35)
Europe                                              944       1,088           15                   7
Asia Pacific                                         93         121           30                  30
Other                                                56          16          (71)                 17

         - North American sales were up $298 with acquisitions, net of divestitures, accounting for $11 of the increase. Continued demand for light trucks and SUVs, as well as strength in the medium and heavy truck markets, helped fuel the increase. This was partially offset by weakness in agricultural and industrial sales.

         - Sales in Europe were up as sales increases in ASG and AAG complemented sales from newly acquired businesses in ESG and AAG.

         - The decline in sales in South America was due to continued economic turmoil in the region. The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia.

         Revenue from lease financing and other income decreased $39 in 1999. Excluding the impact of the sale of DCC's Technology Leasing Group portfolio at the end of 1998, these revenues increased $7. Interest income and capital gains were $7 lower in 1999; takeover defense costs of $12 were incurred by the former Echlin in 1998.

         Gross margin for the first six months was 17.3%, compared to 16.8% in 1998. ASG margins were higher due to increased margins on higher North American truck shipments (driveshaft) and production of new business that was in the launch stage in 1998 (structural and brake). Axle margins were down due to depressed markets in both South America and Europe and continuing startup costs in Thailand. Modular margins were down due to South American economic conditions and startup costs in Australia. AAG and, to a lesser extent HTG, reported improvements in gross margin due to the extensive restructuring/synergy programs now underway. The acquisition of Glacier Vandervell in 1998 helped to improve ESG's gross margin in 1999. The IG and OHSG reported depressed margins corresponding with soft sales when compared to last year.

-------------------

Results of Operations (Six Months 1999 vs Six Months 1998)
----------------------------------------------------------

(in Millions)

         Despite the net impact of acquisitions and divestitures increasing SG&A expenses by $8, SG&A was $8 less than the 1998 six-month period. Savings from our restructuring/synergy programs at AAG and ongoing cost control initiatives throughout the company are continuing to show positive results. The ratio of SG&A expense to sales improved from 9.1% in 1998 to 8.5% in 1999.

         Operating margin for the six-month period was 8.7% compared to 7.7% in 1998. ASG, AAG, ESG and HTG all reported improved margins compared to 1998 for the reasons previously discussed.

         Interest expense was $2 lower than last year due to the impact of the sale of DCC's Technology Leasing Group portfolio, which was offset by higher average debt levels in 1999 at Dana, excluding DCC.

         The effective tax rate in the first six months of 1999 was 36% compared to 38% in 1998. The effective rate was lower primarily due to state tax credits related to business development, favorable settlement of state tax issues and tax credits generated by DCC.

         Equity in earnings of affiliates was higher in 1999 by $11, primarily due to increased earnings at our affiliates in Mexico and DCC's leasing affiliates.

         Minority interest in net income of consolidated subsidiaries decreased $2, primarily due to the lower earnings of Albarus S.A. and its majority-owned subsidiaries.

         We reported record six-month profit in 1999 of $352 compared to $301 in 1998. The comparisons include non-recurring, after-tax charges of $11 in 1999 and $5 in 1998.

Market Trends
-------------

         Component sales to producers of light truck and SUVs continued strong in the first six months of 1999. Our current outlook for 1999 remains positive, with a small increase in North American light truck production projected, mostly in SUVs and standard pickups. We expect sales to the passenger car and medium and heavy truck markets to continue at 1998 levels.

         In the past two months, we have announced plans to sell non-strategic or under-performing operations with sales totaling approximately $715. These sales come from IG ($360), HTG ($180), AAG ($40) and OHSG ($135). These proposed divestitures are consistent with our Five-Point Plan for continued growth and increased profitability.

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

-------------------

Results of Operations (Six Months 1999 vs Six Months 1998)
----------------------------------------------------------

(in Millions)

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


ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------------

         There have been no material changes to our exposures to market risk since December 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
-----------------------------------

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


ITEM 5.           OTHER INFORMATION
-----------------------------------

         At its July meeting, the Board amended Dana's By-Laws with respect to stockholder proposals. We are filing a copy of the amended By-Laws as an exhibit to this report. There is no change in the deadline for stockholders to submit proposals which are to be included in the proxy materials for an annual meeting. However, other proposals (that is, proposals which are to be presented at the meeting but not included in the proxy materials) must now be submitted to us at least 90 days before the anniversary date of the prior year's meeting. This is the same as the deadline for stockholders to submit director nominations. Consequently, a stockholder who plans to present such a proposal at our annual meeting in 2000 must submit it to us by January 8, 2000 (rather than by January 20, as indicated in our 1999 proxy statement). If we do not receive the proposal by this date, the chairman of the meeting may determine that it has not been properly brought before the meeting.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------

a)  The exhibits listed in the Exhibit Index are filed as a part of this report.

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            DANA CORPORATION


Date: August 9, 1999                        /s/      John S. Simpson
--------------------                        ----------------------------------
                                            John S. Simpson
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

No.       Description                                   Method of Filing
---       -----------                                   ----------------

3-B       By-Laws, effective July 19, 1999              Filed with this Report

27        Financial Data Schedules                      Filed with this Report