Form 10-Q
period 1999-09-30
DANA CORP
filed 1999-11-12
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1999 Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

(419) 535-4500

(Registrant’s telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 1999

Common stock of $1 par value	164,509,692

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1

Index	2

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet December 31, 1998 and September 30, 1999	3

Statement of Income Three Months and Nine Months Ended September 30, 1998 and 1999	4

Condensed Statement of Cash Flows Nine Months Ended September 30, 1998 and 1999	5

Notes to Condensed Financial Statements	6-10

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations	11-22

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 6. Exhibits and Reports on Form 8-K	23

Signature	24

Exhibit Index	25

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in Millions)

Assets	December 31, 1998	September 30, 1999

Current Assets

Cash and Marketable Securities	$230.2	$185.3

Accounts Receivable

Trade	1,616.9	2,035.0

Other	246.7	379.9

Inventories

Raw Materials	470.6	531.2

Work in Process and Finished Goods	1,208.1	1,226.9

Other Current Assets	564.5	732.7

Total Current Assets	4,337.0	5,091.0

Property, Plant and Equipment	5,765.3	6,013.0

Less: Accumulated Depreciation	2,461.5	2,624.7

Investments in Leases	851.9	952.4

Investments and Other Assets	1,644.8	1,681.4

Total Assets	$10,137.5	$11,113.1

Liabilities and Shareholders’ Equity

Current Liabilities

Notes Payable, Including Current

Portion of Long-Term Debt	$1,698.1	$1,541.5

Accounts Payable	995.6	1,093.3

Accrued Payroll and Employee Benefits	355.5	405.5

Other Accrued Liabilities	782.8	714.4

Taxes on Income	154.6	266.0

Total Current Liabilities	3,986.6	4,020.7

Long-Term Debt	1,717.9	2,574.2

Deferred Employee Benefits

and Other Noncurrent Liabilities	1,337.5	1,286.1

Minority Interest	156.3	138.0

Shareholders’ Equity	2,939.2	3,094.1

Total Liabilities and Shareholders’ Equity	$10,137.5	$11,113.1

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)

(in Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	1998	1999	1998	1999

Net Sales	$2,962.4	$3,126.9	$9,431.8	$9,915.1

Revenue from Lease Financing
and Other Income	63.6	47.1	175.1	119.4

	3,026.0	3,174.0	9,606.9	10,034.5

Costs and Expenses
Cost of Sales	2,479.2	2,564.2	7,859.8	8,176.1

Selling, General and
Administrative Expenses	271.5	288.8	864.5	874.5

Restructuring and Integration Charges	—	16.5	—	30.4

Merger Expenses	45.5	—	46.5	—

Interest Expense	72.1	69.1	211.2	206.4

	2,868.3	2,938.6	8,982.0	9,287.4

Income Before Income Taxes	157.7	235.4	624.9	747.1

Estimated Taxes on Income	(68.0)	(82.0)	(247.1)	(267.0)

Minority Interest	(2.6)	(3.2)	(10.6)	(9.7)

Equity in Earnings of Affiliates	11.2	11.3	31.9	42.8

Net Income	$98.3	$161.5	$399.1	$513.2

Net Income Per Common Share -

Basic	$.59	$.98	$2.42	$3.10

Diluted	$.59	$.97	$2.39	$3.07

Dividends Declared and Paid per Common Share	$.29	$.31	$.85	$.93

Average Number of Shares Outstanding -

For Basic	164.9	165.8	164.9	165.8

For Diluted	166.9	167.2	166.9	167.2

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in Millions)

	Nine Months Ended September 30

	1998	1999

Net Income	$399.1	$513.2

Depreciation and Amortization	366.3	392.0

Working Capital Change and Other	(199.2)	(603.5)

Net Cash Flows from Operating Activities	566.2	301.7

Purchases of Property, Plant and Equipment	(454.2)	(561.8)

Purchases of Assets to be Leased	(472.0)	(317.7)

Payments Received on Leases and Loans	382.2	227.3

Acquisitions	(389.2)	(11.7)

Divestitures	267.5	—

Other	(182.8)	(138.3)

Net Cash Flows-Investing Activities	(848.5)	(802.2)

Net Change in Short-Term Debt	145.6	(195.3)

Proceeds from Long-Term Debt	428.1	1,151.1

Payments on Long-Term Debt	(433.6)	(301.9)

Dividends Paid	(150.2)	(154.2)

Other	30.4	(44.1)

Net Cash Flows-Financing Activities	20.3	455.6

Net Change in Cash and Cash Equivalents	(262.0)	(44.9)

Cash and Cash Equivalents-beginning of period	422.7	230.2

Cash and Cash Equivalents-end of period	$160.7	$185.3

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 1998 to conform with the 1999 presentation.

2.	In January 1998, we acquired both the heavy axle and brake business of Eaton Corporation and General Automotive Specialty Company, Inc., a manufacturer of motor vehicle switches and locks. In April 1998, we acquired 98% of the share capital of Nakata S.A. Industria e Comercio, a manufacturer of suspension components, such as tie rods and ball joints. In December 1998, we acquired the Glacier Vandervell Bearings Group and AE Clevite North American aftermarket engine hard parts business. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in Investments and Other Assets.

3.	In February 1998, we completed the sale of our hydraulic brake hose facilities in Columbia City, Ind., and Garching, Germany and in April 1998, we sold our Midland-Grau heavy duty brake operations. In June 1998, we completed the sale of our hydraulic cylinder business and in December, we completed the sale of the Technology Leasing Group portfolio of Dana Credit Corporation (DCC).

4.	Following is a reconciliation of average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three and Nine Months Ended September 30

	1998	1999

Weighted average common shares outstanding	164.9	165.8

Plus: Incremental shares from assumed conversion of -

Deferred compensation units	.5	.5

Stock options	1.5	.9

Total potentially dilutive securities	2.0	1.4

Adjusted average common shares outstanding	166.9	167.2

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. The $184 deferred translation loss in the first nine months of 1999 is primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies. Our total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended

	September 30		September 30

	1998	1999	1998	1999

Net income	$98.3	$161.5	$399.1	$513.2

Other comprehensive income (loss)

Deferred translation gain (loss)	.7	14.2	(40.9)	(184.3)

Other	—	—	—	.1

Total comprehensive income	$99.0	$175.7	$358.2	$329.0

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

6.	We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine Systems Group (ESG), Off-Highway Systems Group (OHSG), Industrial Group (IG), Heavy Truck Group (HTG) and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes, tax effected at 41% (Dana’s long-term effective rate), plus equity in earnings of affiliates. The Other category includes discontinued businesses, trailing liabilities for closed plants, SBU and regional administrative expenses and adjustments to reflect the effective tax rate. In arriving at net profit from operating PAT, expenses relating to a specific SBU or region are allocated directly. Other allocations are based on sales. Where changes in reporting responsibilities have occurred, the SBU structures and results have been restated to reflect the current organization. Information used to evaluate the SBUs and regions is as follows:

	Three Months Ended September 30

	Sales		Operating PAT		Net Profit

	1998	1999	1998	1999	1998	1999

ASG	$972.6	$1,034.5	$71.0	$76.2	$54.1	$61.3

AAG	717.2	738.6	35.6	48.0	23.4	37.9

ESG	443.6	525.9	21.1	25.3	14.1	19.5

OHSG	205.5	185.6	10.0	8.5	6.5	6.1

IG	166.8	168.6	8.5	7.4	5.9	5.7

HTG	419.8	461.1	24.7	31.5	16.5	24.8

DCC			10.0	10.0	10.0	10.0

Other	36.9	12.6	(45.2)	(34.9)	5.2	6.7

Total Operations	2,962.4	3,126.9	135.7	172.0	135.7	172.0

Restructuring and nonrecurring items			(37.4)	(10.5)	(37.4)	(10.5)

Consolidated	$2,962.4	$3,126.9	$98.3	$161.5	$98.3	$161.5

North America	$2,218.7	$2,452.9	$139.2	$173.7	$105.9	$147.6

South America	233.1	140.5	13.2	4.9	9.0	3.0

Europe	437.0	465.3	16.1	10.9	8.6	4.5

Asia Pacific	44.6	63.2	.7	.5	(1.1)	(1.9)

DCC			10.0	10.0	10.0	10.0

Other	29.0	5.0	(43.5)	(28.0)	3.3	8.8

Total Operations	2,962.4	3,126.9	135.7	172.0	135.7	172.0

Restructuring and nonrecurring items			(37.4)	(10.5)	(37.4)	(10.5)

Consolidated	$2,962.4	$3,126.9	$98.3	$161.5	$98.3	$161.5

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

	Nine Months Ended September 30

	Sales		Operating PAT		Net Profit

	1998	1999	1998	1999	1998	1999

ASG	$3,115.9	$3,339.9	$239.1	$262.1	$188.4	$201.0

AAG	2,167.7	2,275.4	99.5	140.1	62.4	99.0

ESG	1,405.8	1,704.5	77.5	106.4	56.3	80.1

OHSG	679.1	607.5	39.3	28.3	28.4	18.2

IG	532.6	523.5	31.7	23.8	23.7	16.0

HTG	1,317.7	1,423.7	76.4	93.5	51.9	66.9

DCC			28.0	28.1	28.0	28.1

Other	213.0	40.6	(150.0)	(147.8)	2.4	25.2

Total Operations	9,431.8	9,915.1	441.5	534.5	441.5	534.5

Restructuring and nonrecurring items			(42.4)	(21.3)	(42.4)	(21.3)

Consolidated	$9,431.8	$9,915.1	$399.1	$513.2	$399.1	$513.2

North America	$7,206.3	$7,739.1	$468.6	$580.7	$365.8	$462.2

South America	621.9	417.6	31.4	14.3	20.6	6.8

Europe	1,380.9	1,553.5	52.0	48.6	29.4	21.6

Asia Pacific	137.8	184.0	2.0	2.0	(3.8)	(4.9)

DCC			28.0	28.1	28.0	28.1

Other	84.9	20.9	(140.5)	(139.2)	1.5	20.7

Total Operations	9,431.8	9,915.1	441.5	534.5	441.5	534.5

Restructuring and nonrecurring items			(42.4)	(21.3)	(42.4)	(21.3)

Consolidated	$9,431.8	$9,915.1	$399.1	$513.2	$399.1	$513.2

7.	In the nine-month period ended September 30, 1999, we charged $30 to restructuring and integration expense. At September 30, 1999, $77 of restructuring charges remained in accrued liabilities. This balance was comprised of $72 for the reduction of approximately 1,380 employees to be completed in 1999 and $5 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $51 in 1999, $21 in 2000 and $5 thereafter.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

8.	In the first quarter of 1999, we sold $1,000 of new unsecured senior notes consisting of $250 of 6.25% notes due March 1, 2004, $350 of 6.5% notes due March 1, 2009 and $400 of 7.0% notes due March 1, 2029. Proceeds from the issues were used to refinance the bridge financing arranged for the Glacier Vandervell bearings and AE Clevite aftermarket engine hard parts acquisitions, as well as to pay down other short-term debt.

9.	In March 1999, we terminated our agreement with a financial institution to sell, without recourse, undivided fractional interests in designated pools of trade accounts receivable, up to a maximum of $200. Accounts receivable amounting to $200 had been sold under this agreement at December 31, 1998.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      We achieved record sales, net income and earnings per share in the third quarter and nine-month periods of 1999. These record results are the product of the continued implementation of our Five-Point Plan. The plan, a tactical link to our overall strategic plan, provides a blueprint for our continued growth and increased profitability. The elements of the plan are to grow while focusing on returns and maintaining financial discipline; seek strategic, bolt-on acquisitions at reasonable valuations; divest non-strategic and non-performing operations; repurchase stock as we generate cash; and complete integration efforts and realize synergy savings.

      This year, we have announced plans to sell non-strategic or under-performing operations with sales totaling more than $790, part of an overall plan to divest operations with annual sales of approximately $850 million. These sales come from IG ($360), HTG ($180), AAG ($40), OHSG ($200) and ESG ($10). In September we completed the sale of Dana Commercial Credit’s Technology Management Group and signed an agreement to sell the Sierra aftermarket marine and power equipment operations. In October, we closed on the sale of our Coldform Special Products facility and in November, we signed an agreement to sell our global Warner Electric Industrial Products Group and most of our Warner Electric Industrial Motors and Controls Group. The sales of Sierra and the Warner groups are subject to the approval of regulatory agencies and are expected to occur in the fourth quarter of 1999.

      We have continued to buy back our common shares under an 18-month plan, authorized by the Board in April, to repurchase up to $350 of stock in open market or privately negotiated transactions. Through the end of the third quarter, we have repurchased more than one million shares. The purchases are being funded through available cash flow, which could be supplemented by proceeds from the announced asset sales and others currently under evaluation.

      Our plan for $120 after-tax in operational and sourcing synergies related to the Echlin merger and the acquisition of Glacier Vandervell is on schedule year to date and on target for the full year. We have already closed six manufacturing facilities and 13 distribution operations and are planning to close another eight manufacturing facilities and 16 distribution operations.

Market Trends

      Our results in this quarter and the year-to-date period are due largely to the continued demand in North America for SUVs and light, medium and heavy trucks. We do not anticipate the strength in all these markets to continue into next year. We anticipate heavy truck builds next year, while remaining at historically high levels, will decline slightly throughout the year. In the off-highway segment, we believe that the market will continue to be soft throughout the remainder of this year with a meaningful recovery not occurring until the latter part of next year.

      Through nine months of 1999, sales and profits for our South American operations were below last year’s sales and our 1999 forecast due to economic and political uncertainties in the region. We do not anticipate much short-term improvement in this region. Our operations in Europe increased sales over 1998 but profits declined. Both sales and profits were below our forecasts for this year. OHSG and IG have suffered from the slow-down in this region throughout the year, and ASG and AAG began to experience softening in the third quarter. Our trends indicate this softening will continue. Sales in Asia Pacific showed improvement over 1998, but profits fell short of our expectations due to start-up costs associated with the GM Holden corner module project in Australia.

      Due to current trends internationally and the possibility that vehicle production in North America may be weakening, we are evaluating a number of alternatives aimed at rationalizing our global operations. The actions that we take will depend on market conditions and could potentially result in a fourth-quarter pre-tax charge in the range of $100 to $200.

Liquidity and Capital Resources

(in Millions)

Cash Flows From Operating Activities
For Nine Months Ended
September 30

1997	$636

1998	566

1999	302

      Increases in net income and depreciation and amortization had a positive impact on cash provided by operating activities in the first nine months of 1999. However, termination of a $200 non-recourse accounts receivable sale program, along with increased working capital requirements, resulted in an inflow of cash related to operating activities of $264 less than in 1998.

      Net cash of $802 used in investing activities was $46 less than the first nine months of 1998. In 1999, we acquired the remaining 30% interest in Industrias Serva S.A. in Spain, a manufacturer and distributor of vehicular gaskets, and purchased Innovative Manufacturing, Inc., a manufacturer of outdoor power equipment components. In 1998, we used cash of $389 for the acquisitions of Eaton Corporation’s heavy axle and brake business; General Automotive Specialty, Inc.; the remaining 40% interest in Simesc, our Brazilian structural components manufacturing company; and 98% of the share capital of Brazilian suspension components producer Nakata. During the 1998 period, we also divested the Midland-Grau heavy duty brake operations, the Weatherhead brake hose operations and our hydraulic cylinder business.

Purchases of Property, Plant & Equipment

	Year	Nine Months
	Ended	Ended
	December 31	September 30

1997	$579	$383

1998	661	454

1999	720 *	562

		* Projected

      Purchases of property, plant and equipment were $108 higher than in the first nine months of 1998. We currently anticipate capital spending for the full year of 1999 to be $59 above the 1998 level.

      Net purchases of leased assets (purchases less principal payments on leases and loans) were $90 in 1999 and 1998. Purchases and principal payments were both significantly less than in 1998 primarily due to the sale of DCC’s Technology Leasing Group portfolio during the fourth quarter of 1998.

      Financing activities provided net cash of $456. In the first quarter of 1999, we sold $1,000 of new unsecured senior notes consisting of $250 of 6.25% notes due March 1, 2004, $350 of 6.5% notes due March 1, 2009 and $400 of 7.0% notes due March 1, 2029. Proceeds from the issues were used to refinance the bridge financing arranged for the Glacier Vandervell bearings and AE Clevite aftermarket engine hard parts acquisitions, as well as to pay down other short-term debt and current maturities of long-term debt.

      Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $1,287 at the end of the third quarter of 1999, while DCC’s credit lines totaled $1,101. We expect that our cash flows from operations and from potential asset sales, together with our worldwide credit facilities, will provide adequate liquidity to meet our currently projected debt service obligations, capital expenditures, working capital and potential acquisition requirements, and share repurchases.

ITEM 2. (Continued)

Liquidity and Capital Resources

(in Millions)

      We have reviewed the liabilities that may result from the legal proceedings to which we were a party as of September 30, 1999 (including those involving product liability claims and alleged violations of environmental laws) and we do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. We estimated contingent environmental and product liabilities based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. When there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range. At September 30, 1999:

•	$106 was accrued for contingent product liability costs and $48 for contingent environmental liability costs, compared to $38 and $57 at December 31, 1998.

•	$65 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and $1 for environmental liability claims, compared to $17 and $1 at December 31, 1998.

•	The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $16 for the product liability claims and $2 for the environmental liability claims, compared to $15 and $2 at December 31, 1998.

       We increased our product liability accrual and the related amounts for probable recoveries due to new asbestos bodily injury liability claims that have been made against us since the United States Supreme Court rejected a class action settlement to which we were a party and ended an injunction on the filing of new claims. These new claims will be administered by the Center for Claims Resolution, an outside service which has been handling similar claims for us for some time, in accordance with group settlement agreements in which we participate.

Restructuring and Integration Expenses

      We anticipated charging $51 to restructuring and integration expense in 1999 for facility closures and rationalization programs as well as for training, relocation and other costs relating to the consolidation of the former Echlin operations into our businesses. In the first nine months of 1999, we charged $30 to restructuring and integration expense.

      The following summarizes the restructuring activity recorded in the first nine months of 1999 and the change in the accrual:

	Accrued at	Activity		Accrued at
	December 31, 1998	Charges	Payments	September 30, 1999

Employee termination benefits	$116	$1	$(45)	$72

Other	11	29	(35)	5

Total	$127	$30	$(80)	$77

      At September 30, 1999, $77 of restructuring charges remained in accrued liabilities. This balance was comprised of $72 for the reduction of approximately 1,380 employees to be completed in 1999 and $5 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $51 in 1999, $21 in 2000 and $5 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

ITEM 2. (Continued)

Liquidity and Capital Resources

(in Millions)

Impact of the Year 2000

      Activities under our Year 2000 readiness program, which is described more fully in prior reports, are nearly complete:

•	We have completed our global product review and advised our customers of corrective actions for those few Dana products that were not ready.

•	We have completed the assessment of our information technology, operating and factory floor systems. Our remediation activities (including upgrades, repairs, replacements, implementation of new enterprise resource planning (ERP) systems where appropriate, and testing for Year 2000 readiness) are complete at 99% of our facilities. The few facilities that are not finished plan to complete their systems upgrades and testing during the fourth quarter. In addition, our facilities have contingency plans in place to address internal systems problems that may occur despite our efforts, and, in some cases, as noted below, will have additional inventory should it be necessary.

•	We have completed our assessment of our critical suppliers and have contingency plans in place for those suppliers whose readiness is uncertain. For production and non-production suppliers about whom we have concerns, we are building short-term inventory banks or have found alternate or additional sources. For service suppliers, including utilities and government agencies, we are taking such precautionary steps as are feasible, including developing work-around procedures, creating duplicate back-up files and procuring alternate communications equipment.

•	We have completed our assessment of our major customers and believe that they will be ready for the Year 2000.

•	We have developed plans to monitor the Year 2000 transition globally and to identify and respond promptly to any business disruptions that may occur on or after January 1, 2000. We will be testing and finalizing these plans during the fourth quarter.

      To date, we have spent approximately $73 on Year 2000 activities, with $51 charged to expense and $22 capitalized. Based on current information and plans, we expect to incur additional costs of $17, with $11 to be charged to expense and $6 to be capitalized. These projected future costs are primarily for transition monitoring and follow-up activities.

      The most reasonably likely worst case scenario that we anticipate with respect to Year 2000 continues to be the failure of some of our suppliers, including utilities and governmental agencies, to be ready. This could cause a temporary interruption of materials or services that we need to make our products, which could result in delayed shipments to our customers and lost sales and profits to us. As noted, we believe that our contingency and transition plans will mitigate the effect of any such failures that may occur.

ITEM 2. (Continued)

Liquidity and Capital Resources

(in Millions)

      We believe that we have an effective Year 2000 program and do not anticipate a significant disruption of our business due to Year 2000 problems. However, the outcome of our efforts is subject to a number of risks and uncertainties, some of which (such as the Year 2000 readiness of third parties) are beyond our control. If we experience Year 2000 problems with our systems, or with the products or systems of other parties with whom we do business, and these problems are not resolved in a timely manner, there could be a material adverse effect on our business, financial condition or results of operations.

Impact of Euro Conversion

      We have a euro conversion program for our European facilities, under the leadership of our Euro Steering Committee, which has established guidelines and timetables for compliance. The Committee is monitoring progress at all of our locations. While various operations are at different stages of readiness, all of our European facilities are offering customers the option of replacing the euro-zone currencies with the euro in their transactions. Most Dana internal transactions within the euro-zone are now exclusively in euros. Indications are that the total cost to convert to the euro will not be material.

Results of Operations (Third Quarter 1999 vs Third Quarter 1998)

(in Millions)

      Worldwide sales of $3,127 in the third quarter surpassed the record third quarter of 1998 by $165 or 6%. Sales of companies acquired, net of divestitures, amounted to $108 of the increase. Excluding such activities, sales increased $57 or 2% during the quarter with price changes having a minimal effect.

•	Our U.S. sales increased $231 or 11% over 1998 ($177 or 9% excluding the effect of acquisitions and divestitures).

•	Sales from our non-U.S. operations decreased $66 or 7% compared to 1998. Excluding the effect of acquisitions and divestitures, non-U.S. sales were down $120 or 13% from 1998. Changes in foreign currency exchange rates since the third quarter of 1998 served to reduce third-quarter 1999 sales by approximately $83 or 10% of total non-U.S. sales.

ITEM 2. (Continued)

Results of Operations (Third Quarter 1999 vs Third Quarter 1998)

(in Millions)

      Sales by segment for the quarter are shown in the following table. The “Other” category includes closed or sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

				% Change Excluding
				Acquisitions &
	1998	1999	% Change	Divestitures

Automotive Systems Group (ASG)	$973	$1,035	6	6

Automotive Aftermarket Group (AAG)	717	739	3	(2)

Engine Systems Group (ESG)	444	526	19	2

Off-Highway Systems Group (OHSG)	205	186	(10)	(10)

Industrial Group (IG)	167	169	1	1

Heavy Truck Group (HTG)	420	461	10	10

Other	36	11	(69)	(12)

•	ASG sells axles, driveshafts, structural components, modules and chassis systems. Its increase in sales over the 1998 third quarter was due to the continuing strong demand in North America for light trucks and sport utility vehicles (SUVs). We also had increased sales of frames and axles due to the successful launch of the Ford Excursion and we experienced full-quarter volumes with certain driveshaft products for DaimlerChrysler that were in transition mode last year. Total ASG North American sales, which are approximately 80% of this segment’s sales, increased 17% over 1998 excluding acquisition/divestiture impact. Positive results also were reported from Asia Pacific as sales increased 85% over the same period last year due to the GM Holden corner module project. Worldwide light axle sales increased 12% and driveshaft sales increased 4% over 1998 driven by the demand for pickups and SUVs in North America which was partially offset by a decrease in South American sales due to that region’s economic difficulties.

•	AAG sells parts to cover an array of aftermarket needs for brake and chassis products, filtration products and engine systems. North American aftermarket sales, which are 85% of this segment’s sales, were up 4% over 1998. Excluding acquisitions, net of divestitures, sales were down slightly from last year. Excluding acquisitions/divestitures, European sales were down 9% from 1998 while South America and Asia Pacific sales declined 11% and 4%, respectively.

•	ESG sells engine parts, fluid systems and sealing products. North American sales were up 15% (6% excluding acquisitions/divestitures) and European sales increased 41% primarily due to acquisitions. Weakness in the economies of Brazil and Argentina contributed to a 31% decline in sales in South America. Sales of fluid systems products increased 5% where strong light truck and SUV sales in North America increased demand for vacuum and air conditioning components. Sales of engine products were down 6% excluding acquisitions/divestitures, while sealing products experienced a modest increase compared to the same period last year.

ITEM 2. (Continued)

Results of Operations (Third Quarter 1999 vs Third Quarter 1998)

(in Millions)

•	OHSG sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls. The decline in its third-quarter sales was due to weakness in the worldwide agricultural markets and the South American construction market. An increasing softness in the North American and European construction markets was also evident in the period.

•	IG sells components and systems for industrial machinery, motor vehicles, business machines and other equipment. The increase in its third-quarter sales was due to slightly better North American sales partially offset by the soft European market, specifically in the agricultural market.

•	HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. The increase in its sales for the period was primarily due to strong medium and heavy truck and trailer production in North America. Weak sales in Europe (down 7%) and South America (down 58%) partially offset the increased North American sales.

•	Other sales were down compared to 1998 primarily due to decreased sales by our non-core operations in South America.

      Sales by region for the quarter are shown in the following table:

				% Change Excluding
				Acquisitions &
	1998	1999	% Change	Divestitures

North America	$2,219	$2,453	11	8

South America	233	141	(40)	(40)

Europe	437	465	6	(6)

Asia Pacific	45	63	42	42

Other	28	5	(82)	(17)

•	The increase in North American sales resulted from continued demand for light trucks and SUVs as well as strength in the medium and heavy truck markets. This was partially offset by weakness in agricultural and industrial sales.

•	The decline in sales in South America was due to continued economic weakness in the region. Changes in exchange rates compared to the third quarter of last year caused a $64 negative impact on sales.

•	The increase in sales in Europe was due to newly acquired businesses in ESG and AAG offset by softness in all the other segments. There was an $18 negative impact on sales due to changes in exchange rates.

•	The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia and axle/driveshaft business with Ford in Thailand. There was a $2 positive impact on sales in the region due to changes in exchange rates.

ITEM 2. (Continued)

Results of Operations (Third Quarter 1999 vs Third Quarter 1998)

(in Millions)

      Revenue from lease financing and other income decreased $17 in the third quarter of 1999. Excluding the impact of the sale of DCC’s Technology Leasing Group portfolio near the end of 1998, these revenues actually increased $8. Increased income from ongoing leasing activities coupled with positive foreign currency adjustments in 1999 contributed to the increase.

      Gross margin for the third quarter was 18.0%, compared to 16.3% in 1998. ASG margins were flat compared to the third quarter of 1998. AAG, HTG and OHSG reported improvements in gross margin due to the extensive restructuring/synergy programs now underway. The strength in North American medium and heavy truck builds contributed to HTG’s margin improvement as well. The acquisition of Glacier Vandervell in 1998 helped to improve ESG’s gross margin in the third quarter of 1999. IG reported depressed margins corresponding with soft sales when compared to last year.

      Excluding the net impact of acquisitions and divestitures, the ratio of SG&A expense to sales improved from 9.7% in 1998 to 9.4% in 1999. Savings from our restructuring/synergy programs and ongoing cost control initiatives have been partially offset by higher expenses as a percentage of sales in Europe and South America as well as an increase at DCC.

      Operating margin for the third quarter of 1999 was 8.8% compared to 7.1% in 1998 for the reasons previously discussed.

      Interest expense was $3 lower than last year due to the impact of the sale of DCC’s Technology Leasing Group portfolio, which was partially offset by higher average debt levels in 1999 at Dana, excluding DCC.

      The effective tax rate in the third quarter of 1999 was 35% compared to 43% in 1998. The effective rate was lower primarily due to the favorable settlement of state tax issues in 1999 and our inability to deduct all the Echlin merger expenses in 1998.

      Equity in earnings of affiliates was equivalent to last year. Decreased earnings at our affiliates in Europe and South America were offset by increased earnings at DCC’s leasing affiliates.

      We reported record third-quarter earnings in 1999 of $162 compared to $98 in 1998. The comparisons include non-recurring, after-tax charges of $11 in 1999 and $37 in 1998.

Results of Operations (Nine Months 1999 vs Nine Months 1998)

(in Millions)

      Worldwide sales of $9,915 in the first nine months were $483 or 5% higher than the same period last year. Sales of companies acquired, net of divestitures, amounted to $225 of the increase. On a comparable basis, sales increased $258 or 3% with price changes having a minimal effect.

ITEM 2. (Continued)

Results of Operations (Nine Months 1999 vs Nine Months 1998)

(in Millions)

•	Our U.S. sales increased $453 or 7% over 1998 ($389 or 6% excluding the effect of acquisitions and divestitures).

•	Sales from our non-U.S. operations increased $30 or 1% over 1998. Excluding the effect of acquisitions and divestitures, non-U.S. sales were down $131 or 5% from 1998. Changes in foreign currency exchange rates decreased 1999 sales by approximately $221 or 8% of total non-U.S. sales.

      Sales by segment for the first nine months are shown in the following table. The “Other” category includes closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

				% Change Excluding
				Acquisitions &
	1998	1999	% Change	Divestitures

Automotive Systems Group (ASG)	$3,116	$3,340	7	7

Automotive Aftermarket Group (AAG)	2,168	2,275	5	--

Engine Systems Group (ESG)	1,406	1,704	21	5

Off-Highway Systems Group (OHSG)	679	607	(11)	(6)

Industrial Group (IG)	533	524	(2)	(2)

Heavy Truck Group (HTG)	1,318	1,424	8	8

Other	212	41	(81)	(3)

•	ASG sales increased over the 1998 nine-month period due to the continuing strong demand in North America for light trucks and SUVs. Total ASG North American sales, which are approximately 80% of this segment’s sales, increased 12% over 1998 excluding the acquisition/divestiture impact. Driveshaft business with Daimler/Chrysler that was in transition mode last year and launch of the new Ford Excursion which uses our frames and axles have contributed to the increase. Worldwide light axle sales increased 14% with North America up 17% over 1998 driven by the demand for pickups and SUVs. Positive results also were reported from Europe and Asia Pacific where sales increased 4% and 65%, respectively. Economic difficulties in South America caused a 54% decline in light axle sales. The continued strength in driveshaft shipments in North America was not enough to offset the very weak driveshaft sales in South America.

•	AAG reported sales 5% higher than in 1998. North American aftermarket sales were up 5% over 1998. Excluding acquisitions/divestitures, sales were 1% above last year. Excluding acquisitions/divestitures, European sales were up 1% from 1998 while South America and Asia Pacific sales declined 12% and 11%, respectively.

•	ESG’s sales were 5% higher than the comparable period in 1998, excluding acquisitions/divestitures, due to a 7% increase in North American sales. Weakness in the economy in Brazil and Argentina contributed to a 29% decline in sales in South America. Sales of fluid systems products increased 9%, excluding acquisitions/divestitures, due to strong passenger car and SUV sales in North

ITEM 2. (Continued)

Results of Operations (Nine Months 1999 vs Nine Months 1998)

(in Millions)

America. While sales of engine products were down slightly, sealing products sales experienced a modest increase compared to last year.

•	OHSG sales were below last year due to weakness in the worldwide agricultural markets and the South American construction market with recent softness experienced in the North American and European construction markets.

•	IG’s sales decline was due to soft North American and European markets. Weak sales to the agricultural markets were partially offset by increased sales from the vehicular electronic business.

•	HTG sales for the nine-month period increased over 1998 due to strong heavy truck build levels in North America, which account for approximately 94% of this segment’s sales. Weak sales in Europe (down 16%) and South America (down 53%) partially offset the increased North American sales.

•	Other sales were down compared to 1998 primarily due to the sale of our brake hose business in the first quarter of 1998 and the Midland-Grau divestiture in the second quarter of 1998 as well as decreased sales in 1999 by our non-core operations in South America.

      Sales by region for the first nine months are shown in the following table:

				% Change Excluding
				Acquisitions &
	1998	1999	% Change	Divestitures

North America	$7,206	$7,739	7	7

South America	622	418	(33)	(37)

Europe	1,381	1,553	12	3

Asia Pacific	138	184	33	34

Other	85	21	(75)	6

•	North American sales were up $533 with acquisitions, net of divestitures, accounting for $64 of the increase. Continued demand for light trucks and SUVs, as well as strength in the medium and heavy truck markets, helped fuel the increase. This was partially offset by weakness in agricultural and industrial sales. Changes in foreign currency exchange rates caused a $28 negative impact on sales.

•	The decline in sales in South America was due to continued economic weakness in the region. There was a $177 negative impact on sales in South America due to changes in exchange rates.

•	Sales in Europe were up as increases in ASG complemented sales from newly acquired businesses in ESG and AAG. There was a $19 negative impact on sales in Europe due to changes in exchange rates.

ITEM 2. (Continued)

Results of Operations (Nine Months 1999 vs Nine Months 1998)

(in Millions)

•	The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia and slightly higher Industrial Group sales. There was a $3 positive impact in Asia Pacific due to changes in exchange rates.

      Revenue from lease financing and other income decreased $56 in 1999. Excluding the impact of the sale of DCC’s Technology Leasing Group portfolio near the end of 1998, these revenues increased $15. The increase was due to higher income from ongoing leasing activities and other income items. These items included positive foreign currency adjustments in 1999 and a gain recorded on the early termination of a lease at DCC. Also in 1999, interest income was $11 lower than in 1998 and takeover defense costs of $12 were incurred by the former Echlin in 1998.

      Gross margin for the first nine months was 17.5%, compared to 16.7% in 1998. ASG margins were higher due to increased margins on higher North American truck shipments and production of new business that was in the launch stage in 1998. AAG and HTG reported improvements in gross margin due to the extensive restructuring/synergy programs now underway and strength in North American medium and heavy truck builds. The acquisition of Glacier Vandervell in December 1998 helped to improve ESG’s gross margin in 1999. IG and OHSG reported depressed margins corresponding with soft sales when compared to last year.

      Savings from our restructuring/synergy programs at AAG and ongoing cost control initiatives throughout the company are continuing to show positive results. Despite the net impact of acquisitions and divestitures increasing SG&A expenses by $13, SG&A was up only $10 over the 1998 nine-month period. Expenses at DCC increased as they incurred development costs related to a new enterprise lease management system which tracks assets on lease. Excluding the net impact of acquisitions and divestitures, the ratio of SG&A expense to sales improved from 9.3% in 1998 to 8.9% in 1999.

      Operating margin for the nine-month period was 8.7% compared to 7.5% in 1998. ASG, AAG, ESG and HTG all reported improved margins compared to 1998 for the reasons previously discussed.

      Interest expense was $5 lower than last year due to the impact of the sale of DCC’s Technology Leasing Group portfolio, which was partially offset by higher average debt levels in 1999 at Dana, excluding DCC.

      The effective tax rate in the first nine months of 1999 was 37% compared to 41% in 1998. The effective rate was lower primarily due to state tax credits related to business development, favorable settlement of state tax issues and tax credits generated by DCC in 1999, and our inability to deduct all the Echlin merger expenses in 1998.

      Equity in earnings of affiliates was higher in 1999 by $11, primarily due to increased earnings at our affiliates in Mexico and DCC’s leasing affiliates.

      Minority interest in net income of consolidated subsidiaries decreased $1, primarily due to the lower earnings of Albarus S.A. and its majority-owned subsidiaries.

ITEM 2. (Continued)

Results of Operations (Nine Months 1999 vs Nine Months 1998)

(in Millions)

      We reported record nine-month profit in 1999 of $513 compared to $399 in 1998. The comparisons include non-recurring, after-tax charges of $21 in 1999 and $43 in 1998.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include changes in business relationships with our major customers, work stoppages at major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, our ability and/or that of third parties with whom we do business to resolve Year 2000 problems in a timely manner, flattening of market demand for SUVs and light, medium and heavy trucks, softening demand for off-highway agricultural and structural products, and economic weakness in Europe, South America and Asia Pacific.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	The exhibits listed in the Exhibit Index are filed as a part of this report.

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: November 12, 1999	/s/ Robert C. Richter

Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

10-J(7)	Employment Agreement between Dana and L. W. McCurdy	Filed with this Report

27	Financial Data Schedule	Filed with this Report

Note: Exhibit No. 10-J(7) is an exhibit required to be identified pursuant to Item 14(a)(3) of Form 10-K.