Form 10-K
period 1999-12-31
DANA CORP
filed 2000-03-14
CIK 26780

[DANA LOGO]

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999	Commission file number 1-1063

DANA CORPORATION
—————————————————————————————————
(Exact name of registrant as specified in its charter)

Virginia	34-4361040
——————————————	——————————————

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo Ohio	43615
——————————————	——————————————
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419)535-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
——————————————	——————————————
Common Stock, $1 par value	New York and Pacific Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act:

None
———————————————
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 25, 2000, was approximately $3,442,980,000.

The number of shares of registrant’s Common Stock, $1 Par Value, outstanding at February 25, 2000, was 156,988,206 shares.

DOCUMENTS INCORPORATED BY REFERENCE

	Document	Where Incorporated

1.	Proxy Statement for Annual Meeting of Shareholders to be held on April 5, 2000.	Part III

2.	Annual Report to Shareholders for year ended December 31, 1999.	Parts I, II, IV

The Exhibit Index is located at pages 19-20 of the sequential numbering system.

INDEX

DANA CORPORATION — FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 1999

10-K Pages

Cover	1

Index	2

Part I

Item 1 - Business	3-9

Item 2 - Properties	10

Item 3 - Legal Proceedings	10

Item 4 - Submission of Matters to a Vote of Security Holders	10

Part II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters	11

Item 6 - Selected Financial Data	11

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A – Quantitative and Qualitative Disclosures About Market Risk	11

Item 8 - Financial Statements and Supplementary Data	11

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11

Part III

Item 10 - Directors and Executive Officers of the Registrant	12

Item 11 - Executive Compensation	12

Item 12 - Security Ownership of Certain Beneficial Owners and Management	12

Item 13 - Certain Relationships and Related Transactions	12

Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K	13-20

Signatures	21

PART I

ITEM 1 — BUSINESS

      Dana Corporation was incorporated in 1905. Today, we are one of the world’s largest independent suppliers of components and systems to vehicular manufacturers and the related aftermarkets. We are also a leading provider of lease financing services in certain markets through our wholly-owned subsidiary, Dana Credit Corporation.

      Our operations are organized into the following seven market-focused Strategic Business Units (SBUs):

•	Automotive Systems Group (ASG) — This group serves the world’s light truck, sport utility vehicles and passenger car markets with light duty axles and driveshafts, structural products (such as engine cradles and frames), transfer cases, original equipment brakes and integrated modules and systems. The group has 93 facilities and employs 26,000 people in 20 countries. Its three largest customers, DaimlerChrysler AG, Ford Motor Company (Ford) and General Motors Corporation (GM), helped it attain sales of $4.5 billion in 1999.

•	Automotive Aftermarket Group (AAG) — The AAG sells hydraulic brake components and disc brakes for light vehicle applications, internal engine hard parts, chassis products and a complete line of filtration products for a variety of applications worldwide. In addition, it sells electrical, brake, power transmission, steering and suspension system components in the United Kingdom and continental Europe. The AAG has 142 facilities and 20,400 people in 27 countries. In 1999, its sales were $3.0 billion and its three largest customers were National Automotive Parts Association (NAPA), Carquest Corporation and Auto Parts Plus.

•	Engine Systems Group (ESG) — This group serves the automotive, light to heavy truck, leisure and outdoor power equipment and industrial markets (including nearly every major engine manufacturer in the world and related aftermarkets) with sealing products, internal engine hard parts, electronic modules and sensors. The group has 98 facilities and 15,600 people in 17 countries. In 1999, its sales were $1.4 billion and its three largest customers were Ford, GM and DaimlerChrysler.

•	Fluid Systems Group (FSG) — This group manufactures an extensive line of products focused on the pumping, routing and thermal management of fluid systems for a wide range of applications, from passenger cars to heavy trucks and off-highway vehicles. Its products include an extensive line of rubber hose and fluid products and management systems. FSG has 50 facilities and 10,300 people in 8 countries. Its 1999 sales were $1.2 billion to a customer base led by Ford, DaimlerChrysler and GM.

•	Heavy Truck Group (HTG) – The HTG, a major global supplier to the medium and heavy truck markets, produces heavy axles and brakes, power take-off units and commercial vehicle systems. It also assembles modules and systems for heavy trucks. The group has 40 facilities in 9 countries. In 1999, this group recorded sales of $1.9 billion while employing 7,200 people. Its largest customers were Mack Trucks, Inc., PACCAR Inc and Navistar International Corp.

•	Off-Highway Systems Group (OHSG) — This group produces axles and brakes, transaxles, power-shift transmissions, torque converters, electronic controls and hydraulic pumps, motors, valves, filters and electronic components. These products serve the construction, agriculture, mining, specialty chassis, outdoor power, material handling, forestry and leisure/utility equipment markets. OHSG has 16 facilities and 4,300 people in 5 countries. Its 1999 sales were nearly $800 million and CNH Global N.V. (Case and New Holland), Textron and AGCO were its three largest customers.

•	Leasing Services — DCC and its subsidiaries provide leasing services to selected markets in the U.S., Canada, the United Kingdom and continental Europe. DCC’s key products are middle ticket and capital markets leasing and other finance products. It also provides asset and real property management services. DCC has 8 facilities in two countries and employs approximately 300 people.

This SBU alignment reflects the elimination of the Industrial Systems Group (ISG) at the end of 1999. Portions of the ISG and of the ESG were combined to form the FSG. You can find more information in “Note 13. Business Segments” on pages 33 – 35 of our 1999 Annual Report.

RECENT PAST DEVELOPMENTS

      In 1997 and 1998, we completed the five largest acquisitions in our history, adding operations that generated $5.3 billion in annualized sales. The largest transaction was our July 1998 merger with Echlin Inc., a worldwide supplier of automotive products. This acquisition was accounted for as a pooling of interests and all of our prior period financial statements were restated accordingly. Our other major acquisitions were:

•	The Clark-Hurth Components assets of Ingersoll-Rand Company in February 1997

•	The Sealed Power Division of SPX Corporation in February 1997

•	The heavy axle and brake business of Eaton Corporation in January 1998

•	The Glacier Vandervell Bearings Group and the AE Clevite North American aftermarket engine hard parts business from Federal-Mogul Corporation in December 1998

There is more information about these transactions in “Note 18. Acquisitions” on page 37 of our 1999 Annual Report.

      We also completed several restructuring and rationalization plans during this period and divested a number of operations. The divestitures included our European aftermarket business, our worldwide vehicular clutch business, DCC’s Technology Leasing Group and several other non-core businesses. See “Note 19. Divestitures” on page 38 and “Note 20. Restructuring of Operations” on pages 38 – 39 of our 1999 Annual Report for more information about these transactions.

DEVELOPMENTS AND STRATEGY IN 1999

      Our focus in 1999 was on integrating our newly acquired businesses and rationalizing our global operations. This included implementing the restructuring plans announced at the end of 1998, continuing various integration efforts, especially those related to the Echlin merger, and finalizing additional restructuring plans announced in 1999, the largest component of which is downsizing our Reading, Pa. structures facility. The operations and employees affected by these plans are described in “Note 20. Restructuring of Operations” on pages 38 – 39 of our 1999 Annual Report.

      We announced a new strategy – our Five-Point Plan – in April 1999, which includes the following tactics:

•	Grow while focusing on returns and maintaining financial discipline;

•	Seek strategic, bolt-on acquisitions at reasonable valuations;

•	Divest non-strategic and non-performing operations;

•	Repurchase stock as we generate cash; and

•	Complete integration efforts and realize synergy savings.

      Consistent with the objectives of the plan, we improved our gross margin from 16.2% in 1998 to 16.7% in 1999. Return on sales also improved from 4.7% to 5.1% when nonrecurring items are excluded.

      One acquisition closed in 1999 and three more have closed in the first two months of 2000. These transactions are all consistent with our objective of making strategic acquisitions. The July 1999 acquisition of Innovative Manufacturing, Inc. added a machining operation that supplies machined castings to our Outdoor Power Equipment Components Division. We also increased our ownership in four subsidiaries, acquiring the shares previously held by minority interests. Thus far in 2000 we have announced definitive agreements to acquire the Invensys plc axle manufacturing operations in Australia and South Africa and a majority interest in the Tribometal a.s. engine bearings and metal-polymer bushings operations in Slovakia. We also completed the acquisition of the cardan-jointed propeller shaft business of GKN plc. and signed a related agreement to form a joint venture with GKN to develop advanced driveline systems and modular assemblies for all-wheel and four-wheel drive passenger cars, light trucks and sport utility vehicles. See “Note 18. Acquisitions” on page 37 of our 1999 Annual Report for more information on our recent acquisitions.

      During 1999 we announced plans to divest operations with annual sales approximating $850 million. The sale of Coldform Special Products, a manufacturer of starter and suspension components and steering hubs, was completed in October and the sale of Sierra International Inc., a manufacturer and distributor of marine and power equipment engine, drive and hose products, was completed in November. During the first two months of 2000 we completed the sales of our Gresen Hydraulics operations, our constant velocity joint driveshaft business and most of our Warner Electric businesses. Additional information on divestitures completed in 1997 through 1999 can be found in “Note 19. Divestitures” on page 38 of our 1999 Annual Report.

      Under a program authorized by our Board in April 1999, we repurchased nearly three million shares of our common stock in 1999 at a cost of $100 million. We have accelerated our activity in 2000 using the proceeds from the divestitures described above and expect to complete the initial $350 million program by the end of the first quarter of 2000. At its February 2000 meeting, the Board authorized additional repurchases of up to $250 million through the end of 2000.

      We have realized savings from the integration of the Echlin and Glacier Vandervell operations in 1999 and have targeted further savings at these and other operations in the future. Integration efforts will also be initiated at the newly acquired business described previously.

GEOGRAPHICAL AREAS

      We maintain administrative organizations in four regions – North America, Europe, South America and Asia Pacific – to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the seven SBUs.

      Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific

Canada	Austria	Netherlands	Argentina	Australia	Singapore

Mexico	Belgium	Russia	Brazil	China	South Korea

United States	France	Poland	Colombia	Japan	Taiwan

	Germany	Spain	South Africa	Malaysia	Thailand

	India	Sweden	Uruguay	New Zealand

	Ireland	Switzerland	Venezuela

	Italy	United Kingdom

      Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

      Consolidated non-U.S. sales were $3.7 billion, or 28% of our 1999 sales. Including U.S. exports of $939 million, non-U.S. sales accounted for 36% of 1999 consolidated sales. Non-U.S. net income was $102 million, or 20% of consolidated 1999 net income. In addition, there was $28 million of equity in earnings of non-U.S. affiliates in 1999.

      You can find more information about regional operating results in “Note 13. Business Segments” on pages 33 - 35 of our 1999 Annual Report.

CUSTOMER DEPENDENCE

      We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our attention to quality, delivery and service has been recognized by numerous customers who have awarded us with supplier quality awards. Ford and DaimlerChrysler were the only individual customers accounting for more than 10% of our consolidated sales in 1999. We have been supplying products to these companies and their subsidiaries for many years. Sales to Ford, as a percentage of total sales, were 15%, 15% and 16% in 1997, 1998 and 1999, and sales to DaimlerChrysler were 11%, 13% and 14%. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

PRODUCTS

      As a result of our internal development and acquisition activities in the past several years, we now have nine core products and services. During the past three years, our sales by core product were as follows:

	Percentage of Consolidated Sales

	1997	1998	1999

Type of Products

Axle	25%	32%	31%

Engine	10	10	12

Brake	10	10	9

Driveshaft	9	9	9

Fluid Systems	7	7	7

Structural	7	6	6

Sealing	5	5	5

Filtration	4	4	4

	77	83	83

Other Products	23	17	17

	100%	100%	100%

      We do not consider our leasing service revenue to be sales and none of our other products are core or account for 10% of sales.

MATERIAL SOURCE AND SUPPLY

      Most raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) are purchased from long-term suppliers located within the geographic regions of our operating units. Generally, these materials are available from numerous qualified sources in quantities sufficient for our needs. Temporary shortages of a particular material or part occasionally occur, but we do not consider the overall availability of materials to be a significant risk factor for our operations.

SEASONALITY

      Our businesses are not seasonal. However, sales to our manufacturing customers are closely related to the production schedules of those manufacturers.

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

COMPETITION

      We compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include vertically-integrated units of our major original equipment (OE) customers and a number of independent U.S. and non-U.S. suppliers. Our traditional U.S. OE customers, facing substantial foreign competition, have expanded their worldwide sourcing of components to better compete with lower cost imports. In addition, these customers have been shifting research and development, design and validation responsibilities to their Tier 1 suppliers, focusing on stronger relationships with fewer suppliers. We have established operations throughout the world to enable us to meet these competitive challenges and to be a strong global supplier of our core products.

      In the area of leasing services, we compete in selected markets with various international, national and regional leasing and finance organizations.

PATENTS AND TRADEMARKS

      Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the markets which we serve. Throughout these product lines, we manufacture and sell our products under a number of patents and licenses which have been obtained over a period of years and expire at various times. We consider each of them to be of value and aggressively protect our rights throughout the world against infringement. Because we are involved with many product lines, the loss or expiration of any particular patent or license would not materially affect our sales and profits.

      We own numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer®, Parish®, Perfect Circle®, Victor Reinz®, Wix®, Weatherhead®, Boston®, Raybestos®, Aimco®, Clevite®, Glacier® and Vandervell® trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

      Our objective is to be the leader in offering superior quality, technologically advanced products and systems to our customers at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

      In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of existing products and to design and develop new products for existing and new applications. Our spending on engineering, research and development and quality control programs was $248 million in 1997, $275 million in 1998 and $290 million in 1999.

EMPLOYMENT

      Our worldwide employment (including consolidated subsidiaries) was approximately 84,200 at December 31, 1999.

ENVIRONMENTAL COMPLIANCE

      We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 1999. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 of our 1999 Annual Report.

EXECUTIVE OFFICERS

      This table contains information about our current executive officers. Unless otherwise indicated, all positions are with Dana. The first six officers listed are the members of Dana’s Policy Committee.

Name and Age	Present Position(s)	Other Positions During Past 5 Years

S. J. Morcott (61)	Chairman of the Board of Directors since 1990	Chief Executive Officer, 1989-99; Chief Operating Officer, 1986-97; President, 1986-95

J. M. Magliochetti (57)	Chief Executive Officer since February 1999; Chief Operating Officer since 1997; Director and President since 1996	President - Dana North American Operations, 1992-95

R. C. Richter (48)	Chief Financial Officer since September 1999; Vice President since 1997	Vice President - Finance and Administration 1998-99; Vice President - Administration, 1997-98; General Manager - Perfect Circle Sealed Power Europe, 1997; Vice President and General Manager - Perfect Circle Europe, 1994-97

W. J. Carroll (55)	President - Automotive Systems Group since 1997	President - Diversified Products & Distribution, 1996-97; President - Dana Distribution Service Group, 1995-97; President - DTF Trucking, 1985-97; Chairman of the Board of Dana Canada Inc. (a wholly-owned Dana subsidiary in Canada), 1995-97; President of Dana Canada Inc., 1993-97

M. A. Franklin, III (52)	President - Dana International since 1997	President - Dana Europe, 1993-97

E. J. Shultz (55)	Chairman and President - Dana Credit Corporation since 1995

R. L. Clayton (39)	President - Heavy Truck Group since 1998	Vice President - Heavy Truck Components Group, 1997-98; Vice President and General Manager - Spicer Heavy Axle & Brake Division, 1996-97; General Manager - Spicer Clutch Division, 1995-96

B. N. Cole (57)	President - Off-Highway Systems Group since 1997	President - Structural Components Group, 1995-97

C. F. Heine (47)	President - Engine Components Group since 1998	President - Dana Asia Pacific, 1996-98; Vice President - Asia Pacific Operations, 1995

C. W. Hinde (61)	Vice President and Chief Accounting Officer since 1992; Assistant Treasurer since 1986

J. M. Laisure (48)	Group Vice President - Fluid Systems Group since December 1999	Vice President, Modules and Systems Group, 1994-99

Name and Age	Present Position(s)	Other Positions During Past 5 Years

L. W. McCurdy (64)	President - Automotive Aftermarket Group since 1998	Chairman, President and Chief Executive Officer of Echlin, Inc., 1997-98; Executive Vice President – Automotive, Cooper Industries, 1994-97

J. I. Melgar (52)	Vice President - Automotive Axle Products since February 2000	Vice President, Driveshaft Products, 1997-2000; Executive President, Metalcon (a Dana affiliate in Venezuela), 1993-97

W. L. Myers (59)	President - Automotive Axle Products since 1997	President – Spicer Driveshaft Group, 1995-97

M. J. Strobel (59)	Vice President since 1976; General Counsel since 1970; Secretary since 1982

J. H. Woodward, Jr. (47)	Director of E-Business since February 2000; Vice President since 1996	Corporate Controller, 1996-2000; Controller - Dana North American Operations, 1994-96

      Those officers who are designated in Dana’s By-Laws are elected by the Board annually at its first meeting after the annual meeting of shareholders. The others are appointed by the Board from time to time. None of the officers has a family relationship with any other Dana officer or director or an arrangement or understanding with any Dana officer or other person pursuant to which he was elected as an officer.

ITEM 2 — PROPERTIES

      As shown in the following table, we have nearly 500 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease a few manufacturing facilities and most of our smaller distribution outlets and financial service branches and offices.

Dana Facilities by Geographic Region

Type of	North		South	Asia/
Facility	America	Europe	America	Pacific	Total

Manufacturing	187	79	38	7	311

Distribution	59	19	13	19	110

Service Branches, Offices	55	7	5	8	75

Total	301	105	56	34	496

ITEM 3 — LEGAL PROCEEDINGS

      We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

      Under the rules of the Securities and Exchange Commission, we are required to report certain environmental proceedings involving governmental agencies that are not deemed to be routine proceedings incidental to our business. We are not currently a party to any such proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      - None -

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York and Pacific Stock Exchanges. On February 25, 2000, there were 34,800 shareholders of record.

      Dividends have been paid on our common stock every year since 1936. Quarterly dividends have been paid since 1942.

      You can find more information in “Shareholders’ Investment” on page 50 of our 1999 Annual Report.

ITEM 6 — SELECTED FINANCIAL DATA

      You can find “Financial Highlights” under “Eleven Year History” on page 51 of our 1999 Annual Report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You can find “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40 — 46 of our 1999 Annual Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      You can find information in “Financial Instruments,” “Derivative Financial Instruments” and “Marketable Securities” under “Note 1. Summary of Significant Accounting Policies” on page 27, in “Note 7. Interest Rate Agreements” on page 29 and in “Note 16. Fair Value of Financial Instruments” on page 37 of our 1999 Annual Report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      You can find our financial statements and the report by PricewaterhouseCoopers LLP dated January 25, 2000, on pages 21 — 39 and “Unaudited Quarterly Financial Information” under “Shareholders’ Investment” on page 50 of our 1999 Annual Report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      - None -

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      You can find general information about our directors and executive officers in Part I, Item 1 of this Form 10-K and under “Election of Directors” on pages 1 – 2 in our 2000 Proxy Statement.

      You can find information about the filing of reports by our directors, officers and 10% stockholders under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” on pages 16 – 17 in our 2000 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

      You can find information about executive compensation in the following sections of our 2000 Proxy Statement: “Compensation” on pages 3 – 4 under “The Board and its Committees,” “Executive Compensation” on pages 6 – 13 and “Compensation Committee Report on Executive Compensation” on pages 13 – 16.

      You can find information about our stock performance under “Comparison of Five-Year Cumulative Total Return” on page 16 of our 2000 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      You can find information about the stock ownership of our directors, officers and 5% stockholders under “Stock Ownership” on pages 4 – 5 of our 2000 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      You can find information about transactions between Dana and our directors, officers and 5% stockholders under “Transactions with Management” on page 21 of our 2000 Proxy Statement.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page in
			Annual Report

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

		Report of Independent Accountants	21

		Statement of Income for each of the three years in the period ended December 31, 1999	22

		Balance Sheet at December 31, 1998 and 1999	23

		Statement of Cash Flows for each of the three years in the period ended December 31, 1999	24

		Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 1999	25

		Notes to Financial Statements	26 — 39

		Unaudited Quarterly Financial Information	50

			10-K Pages

	(2)	Financial Statement Schedule:

		Report of Independent Accountants on Financial Statement Schedule for the three years ended December 31, 1999	14

		Valuation and Qualifying Accounts and Reserves (Schedule II)	15 — 17

		Supplementary Information — Commitments and Contingencies	18

		All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits listed in the “Exhibit Index”	19 — 20

		Exhibits Nos. 10-A through 10-L are exhibits required to be filed pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K
		None

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated January 25, 2000 appearing in the 1999 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Toledo, Ohio
January 25, 2000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustment
			Trade accounts	arising
			receivable	from change
	Balance at	Additions	“written off”	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended-

December 31, 1997	$31,987,000	$13,880,000	$(12,479,000)	$554,000	$33,942,000

December 31, 1998	$33,942,000	$20,694,000	$(16,698,000)	$2,516,000	$40,454,000

December 31, 1999	$40,454,000	$15,521,000	$(11,407,000)	$(752,000)	$43,816,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustment
				arising
			Amounts	from change
	Balance at	Additions	“written off”	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items (1)	period

Year ended-

December 31, 1997	$50,825,000	$12,141,000	$(9,851,000)	$(462,000)	$52,653,000

December 31, 1998	$52,653,000	$20,117,000	$(10,561,000)	$(29,537,000)	$32,672,000

December 31, 1999	$32,672,000	$8,172,000	$(6,000)	—	$40,838,000

(1)	Other items in 1998 include $(28,889,000) from the sale of the Technology Leasing Group portfolio.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

				Adjustment
				arising
			Amounts	from change
	Balance at	Additions	“written off”	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended-

December 31, 1997	$4,800,000	$30,400,000	$(4,800,000)	—	$30,400,000

December 31, 1998	$30,400,000	$28,800,000	—	—	$59,200,000

December 31, 1999	$59,200,000	$24,000,000	—	—	$83,200,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

      We are a party to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. You can find additional information in “Note 17. Commitments and Contingencies” on page 37 of our 1999 Annual Report.

      With respect to environmental claims, we are involved in investigative and/or remedial efforts at a number of locations, including “on-site” activities at currently or formerly owned facilities and “off-site” activities at “Superfund” sites where we have been named as a potentially responsible party. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40 – 46 of our 1999 Annual Report.

      With respect to product liability claims, we are named in proceedings involving alleged defects in our products. Such proceedings currently include a large number of claims (most of which are for relatively small damage amounts) based on alleged asbestos-related personal injuries. At December 31, 1999, approximately 82,000 such claims were outstanding, of which approximately 30,000 were subject to pending settlement agreements. We have agreements with our insurance carriers providing for the payment of substantially all of the indemnity costs and the legal and administrative expenses for these claims. We are also a party to a small number of asbestos-related property damage proceedings. Our insurance carriers are paying the major portion of the defense costs in connection with these cases and we have incurred minimal indemnity costs to date.

EXHIBIT INDEX

No.	Description	Method of Filing

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, effective April 5, 2000	Filed with this Report

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and ChemicalMellon Shareholder Services, L.L.C., Rights Agent	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B of our Registration Statement No. 333-42239 filed December 15, 1997

4-D	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-E	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-F	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-G	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

10-A	Additional Compensation Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 3, 2000

10-B	1997 Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 1999

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for year ended December 31, 1998

10-D	Director Deferred Fee Plan	Filed by reference to Exhibit B to our Proxy Statement dated February 28, 1997

10-D(1)	First Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(1) to our Form 10-Q for the quarter ended March 31, 1998

10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(2) to our Form 10-K for year ended December 31, 1998

10-E	Employment Agreement between Dana and S.J. Morcott. There are substantially similar agreements with J.M. Magliochetti and M.J. Strobel	Filed with this Report

No.	Description	Method of Filing

10-F	Change of Control Agreement between Dana and W.J. Carroll. There are substantially similar agreements with B.N. Cole, M.A. Franklin, W.L. Myers, R.C. Richter, and E.J. Shultz	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997

10-G	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and S.J. Morcott. There are substantially similar agreements with J.M. Magliochetti and M.J. Strobel	Filed by reference to Exhibit 10-J(13) to our Form 10-K for the year ended December 31, 1992

10-H	Employment Agreement between Dana and L.W. McCurdy	Filed by reference to Exhibit 10-J(7) to our Form 10-Q for the quarter ended September 30, 1999

10-I	Supplemental Benefits Plan	Filed by reference to Exhibit 10-K to our Form 10-K for the year ended December 31, 1998

10-J	1999 Restricted Stock Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 1999

10-K	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-L	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

13	Those sections of our 1999 Annual Report that are referred to in this Form 10-K	Filed with this Report

21	List of Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report

27	Financial Data Schedule	Filed with this Report

Note: Exhibits Nos. 10-A through 10-L are exhibits required to be filed pursuant to Item 14(c) of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION ——————————————————— (Registrant)

Date: March 10, 2000	By:	/S/ Martin J. Strobel ——————————————————— Martin J. Strobel, Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 10, 2000		* /S/ Southwood J. Morcott ———————————————————
Southwood J. Morcott, Chairman of the Board

Date: March 10, 2000		/S/ Joseph M. Magliochetti ———————————————————
Joseph M. Magliochetti, Director and Chief Executive Officer

Date: March 10, 2000		/S/ Robert C. Richter ———————————————————
Robert C. Richter, Chief Financial Officer

Date: March 10, 2000		/S/ Charles W. Hinde ———————————————————
Charles W. Hinde, Chief Accounting Officer

Date: March 10, 2000		* /S/ B.F. Bailar ———————————————————
B.F. Bailar, Director

Date: March 10, 2000		* /S/ A.C. Baillie ———————————————————
A.C. Baillie, Director

Date: March 10, 2000		* /S/ E.M. Carpenter ———————————————————
E.M. Carpenter, Director

Date: March 10, 2000		* /S/ E. Clark ———————————————————
E. Clark, Director

Date: March 10, 2000		* /S/ G.H. Hiner ———————————————————
G.H. Hiner, Director

Date: March 10, 2000		* /S/ M.R. Marks ———————————————————
M. R. Marks, Director

Date: March 10, 2000		* /S/ R.B. Priory ———————————————————
R. B. Priory, Director

	*By:	/S/ Martin J. Strobel ———————————————————
Martin J. Strobel, Attorney-in-Fact