Form 10-Q
period 2000-03-31
DANA CORP
filed 2000-05-15
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2000	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction	(IRS Employer

of incorporation or organization)	Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes  X  No___

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2000

Common stock of $1 par value	152,337,572

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1

Index	2

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet December 31, 1999 and March 31, 2000	3

Statement of Income Three Months Ended March 31, 1999 and 2000	4

Condensed Statement of Cash Flows Three Months Ended March 31, 1999 and 2000	5

Notes to Condensed Financial Statements	6-8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II. Other Information

Item 1. Legal Proceedings	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 6. Exhibits and Reports on Form 8-K	16

Signature	17

Exhibit Index	18

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

Assets	December 31, 1999	March 31, 2000

Current Assets

Cash and marketable securities	$111	$104

Accounts receivable

Trade	1,935	2,068

Other	411	438

Inventories

Raw materials	534	485

Work in process and finished goods	1,250	1,245

Other current assets	560	638

Total current assets	4,801	4,978

Property, plant and equipment	6,181	5,924

Less: Accumulated depreciation	2,731	2,594

Investments in leases	1,014	1,015

Investments and other assets	1,858	1,963

Total assets	$11,123	$11,286

Liabilities and Shareholders’ Equity

Current Liabilities

Notes payable, including current portion of long-term debt	$1,418	$1,605

Accounts payable	1,129	1,184

Accrued payroll and employee benefits	462	377

Other accrued liabilities	755	850

Taxes on income	124	328

Total current liabilities	3,888	4,344

Long-term debt	2,732	2,546

Deferred employee benefits and other noncurrent liabilities	1,398	1,376

Minority interest	148	125

Shareholders’ equity	2,957	2,895

Total liabilities and shareholders’ equity	$11,123	$11,286

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended

	March 31

	1999	2000

Net sales	$3,381	$3,459

Revenue from lease financing and other income	39	217

	3,420	3,676

Costs and expenses

Cost of sales	2,815	2,888

Selling, general and administrative expenses	296	304

Restructuring and integration charges	7	19

Interest expense	70	79

	3,188	3,290

Income before income taxes	232	386

Estimated taxes on income	(83)	(148)

Minority interest	(2)	(4)

Equity in earnings of affiliates	15	11

Net income	$162	$245

Net income per common share – Basic	$.97	$1.55

Net income per common share – Diluted	$.97	$1.54

Dividends declared and paid per common share	$.31	$.31

Average number of shares outstanding – Basic	166	158

Average number of shares outstanding – Diluted	167	159

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31

	1999	2000

Net income	$162	$245

Depreciation and amortization	131	132

Gain on divestitures and other	22	(134)

Working capital change	(461)	(138)

Net cash flows from operating activities	(146)	105

Purchases of property, plant and equipment	(194)	(166)

Purchases of assets to be leased	(26)	(12)

Payments received on leases and loans	51	37

Acquisitions		(205)

Divestitures		524

Other	(84)	2

Net cash flows-investing activities	(253)	180

Net change in short-term debt	(503)	237

Proceeds from long-term debt	1,043

Payments on long-term debt	(116)	(233)

Dividends paid	(51)	(48)

Shares reacquired		(250)

Other	4	2

Net cash flows-financing activities	377	(292)

Net change in cash and cash equivalents	(22)	(7)

Cash and cash equivalents-beginning of period	230	111

Cash and cash equivalents-end of period	$208	$104

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 1999 to conform to the 2000 presentation.

2.	In January 2000, we acquired the cardan-jointed propeller shaft business of GKN plc. This acquisition has been accounted for as a purchase and its results of operations have been included since the date of acquisition. Goodwill relating to the acquisition is included in investments and other assets.

3.	In January 2000, we sold the Gresen Hydraulics businesses in the United States (U.S.) and South America to Parker-Hannifin. We also sold certain portions of our constant velocity joint businesses to GKN plc. In February, we sold most of the global Warner Electric businesses to Colfax Corporation, and in March, we sold Commercial Vehicle Cab Systems Group to an affiliate of Hidden Creek Industries, Inc. Other income includes an aggregate pre-tax gain of $167 realized on total proceeds from these divestitures of $524; the after-tax gain approximated $97.

4.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

	Three Months Ended March 31

	1999	2000

Weighted average common shares outstanding	165.8	158.4

Plus: Incremental shares from assumed conversion of -

Deferred compensation units	.5	.7

Stock options	.7	.1

Total potentially dilutive securities	1.2	.8

Adjusted average common shares outstanding	167.0	159.2

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. The $15 deferred translation loss in the first quarter of 2000 is primarily the result of a decline in the value of the euro relative to the U.S. dollar. The $196 deferred translation loss in 1999 is primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies. Our total comprehensive income/(loss) is as follows:

	Three Months Ended March 31

	1999	2000

Net income	$162	$245

Other comprehensive loss
Deferred translation loss	(196)	(15)

Total comprehensive income/(loss)	$(34)	$230

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

6.	We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (Dana’s estimated long-term effective rate), plus equity in earnings of affiliates. Information used to evaluate the SBUs and regions is as follows:

	Three Months Ended March 31

					Operating		Net
	Sales		EBIT		PAT		Profit
	1999	2000	1999	2000	1999	2000	1999	2000

ASG	$1,156	$1,261	$144	$136	$92	$87	$71	$65

AAG	773	746	71	62	44	38	28	20

HTG	477	513	49	57	30	35	21	25

ESG	342	360	32	29	21	19	15	13

FSG	313	310	32	35	20	21	14	16

OHSG	216	199	15	18	9	11	6	8

DCC					9	12	9	12

Other	104	70	(64)	(56)	(58)	(63)	3	1

	3,381	3,459	279	281	167	160	167	160

Restructuring and nonrecurring items			(7)	146	(5)	85	(5)	85

Consolidated	$3,381	$3,459	$272	$427	$162	$245	$162	$245

North America	$2,616	$2,708	$311	$305	$197	$186	$152	$141

Europe	577	542	33	31	20	19	9	9

South America	131	129	(4)	2	1	2	(2)

Asia Pacific	57	80	(2)	1	(1)	1	(3)	(2)

DCC					9	12	9	12

Other			(59)	(58)	(59)	(60)	2

	3,381	3,459	279	281	167	160	167	160

Restructuring and nonrecurring items			(7)	146	(5)	85	(5)	85

Consolidated	$3,381	$3,459	$272	$427	$162	$245	$162	$245

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

7.	In the first quarter of 2000, we continued our restructuring and integration efforts, including the consolidation of our distribution assets in North America. In connection with these efforts, we charged $10 against accrued restructuring, accrued an additional $2 for employee termination benefits and incurred $17 of integration expenses. This $19 of restructuring and integration expense had a $12 impact on net income.

At March 31, 2000, $96 of restructuring charges remained in accrued liabilities. This balance was comprised of $87 for the reduction of approximately 1,900 employees planned for 2000 and $9 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $44 in the remainder of 2000, $34 in 2001 and $18 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

8.	In April 1999, the Board authorized the expenditure of up to $350 to repurchase shares of our common stock. Through the end of 1999, we had repurchased nearly 3 million shares at an aggregate cost of $100. In February 2000, the Board authorized an additional $250 for purchases through the end of 2000. As of the end of March 2000, the original authorization had been expended and slightly more than 13,300,000 shares had been repurchased.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions except per share amounts)

Liquidity and Capital Resources

      Income from operations (net income of $245 less net nonrecurring income of approximately $85) and depreciation and amortization expense were nearly unchanged in the first quarter of this year versus 1999. A more moderate increase in working capital in the first quarter of 2000 caused a positive swing of $250 from last year, when we terminated a $200 accounts receivable factoring program that had been maintained by Echlin Inc.

Cash Flows From Operations
For Three Months Ended
March 31

1998	$112

1999	(146)

2000	105

      Net cash from investing activities of $180 was driven by the net effect of acquisitions and divestitures. We realized $524 of proceeds from divestitures and spent $205 on acquisitions in the first quarter of 2000; no such activity occurred in the comparable period in 1999.

Capital Expenditures

	Year	Three Months
	Ended	Ended
	December 31	March 31

1998	$661	$118

1999	807	194

2000	680 *	166

		* Projected

      Capital expenditures were $28 lower than in the first quarter of 1999. This decline is a function of the higher spending in 1999 for enterprise software systems and remediation of Y2K issues. We currently anticipate capital spending for the full year of 2000 to be more than $100 below the 1999 level.

      Net purchases of leased assets (purchases less principal payments on leases and loans) provided cash of $25 in 2000 and 1999.

      Common stock repurchases in the amount of $250 were the primary reason financing activities utilized cash of $292 during the first quarter of 2000. The repurchases were the culmination of a $350 program authorized by the Board in April 1999. In the first quarter of 1999 financing activities provided $377 in cash, primarily due to the issuance of $1,000 of notes less the repayment of short-term and long-term debt.

      Cash dividends paid in the first quarter of 2000 totaled $48 compared to $51 in the first quarter of last year due to the lower number of shares outstanding. The quarterly dividend rate of $.31 per share is unchanged and the reduction in the number of shares outstanding was due to the share repurchase program. In February of this year the Board authorized an additional $250 of repurchases to be completed by the end of this year. This additional amount is expected to be funded through proceeds from additional divestitures and through cash flow from our global working capital reduction initiative, which has a stated objective of reducing working capital by $300 in 2000 through reductions of accounts receivable and inventory and improvement in accounts payable. Our efforts are being directed by representatives from all regions and SBUs

      Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $1,727 at the end of the first quarter of 2000, while DCC’s credit lines totaled $812. Based on our 2000 budgeting process, we expect our cash flows from operations, combined with these credit facilities, to provide sufficient liquidity to fund our debt service obligations and projected working capital requirements, capital spending, potential acquisitions and share repurchase program for the foreseeable future.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

      We have reviewed the liabilities that may result from the legal proceedings (including those involving product liability claims and alleged violations of environmental laws) to which we were a party as of March 31, 2000. We do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Contingent environmental and product liabilities were estimated based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. If there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range. At March 31, 2000:

•	$84 was accrued for contingent product liability costs and $43 for contingent environmental liability costs, compared to $96 and $45 at December 31, 1999
•	$55 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and $0 for environmental liability claims, compared to $65 and $1 at December 31, 1999
•	The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $12 for the product liability claims and $3 for the environmental liability claims, identical to the ranges that existed at December 31, 1999

Restructuring and Integration Expenses

      At December 31, 1999 there was $104 remaining in accrued liabilities relating to restructuring plans announced in 1997, 1998 and 1999. During the first quarter of 2000, we continued our restructuring and integration efforts, including the consolidation of our distribution assets in North America.

      The following summarizes the restructuring activity recorded in the first quarter of 2000 and the change in the accrual:

	Employee
	Termination		Integration
	Benefits	Exit Costs	Expenses	Total

Balance at December 31, 1999	$91	$13	$–	$104

Activity during the quarter
Charged to expense	2		17	19

Cash payments	(6)	(4)	(17)	(27)

Balance at March 31, 2000	$87	$9	$–	$96

      At March 31, 2000, $96 of restructuring charges remained in accrued liabilities. This balance was comprised of $87 for the reduction of approximately 1,900 employees planned for 2000 and $9 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $44 in the remainder of 2000, $34 in 2001 and $18 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

ITEM 2. (Continued)

(in millions)

Impact of Euro Conversion

      We have a euro currency program for our European facilities, under the leadership of our Euro Steering Committee, and have established guidelines and timetables for compliance with the requirements of the euro conversion. The Committee is monitoring progress at all locations. While various operations are at different stages of readiness, we believe that all of our facilities are capable of complying with the euro conversion timetable and with customer requirements for quoting and billing in euro currency. Certain of our European locations have converted and all indications are that the cost to convert the remaining locations to the euro will not be material.

Results of Operations (Three Months 2000 vs Three Months 1999)

      Worldwide sales increased $78 in the first quarter of 2000 to $3,459, a 2% improvement over the first quarter of 1999. Excluding the net effect of acquisitions and divestitures, sales increased $123 or 4% during the quarter with price changes having a minimal effect. Our U.S. sales improved $82 or 3% over 1999. Excluding the net effect of acquisitions and divestitures, U.S. sales rose $132 or 6%.

      Overall sales outside the U.S. were flat but slipped $10 after excluding the net effect of acquisitions and divestitures. Changes in foreign currency exchange rates since the first quarter of 1999 added nearly $11 to sales in Canada and Mexico in 2000 but decreased European sales by $59 with Germany ($21) and Italy ($12) suffering the largest declines.

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

North America	$2,616	$2,708	4	6

Europe	577	542	(6)	(10)

South America	131	129	(2)	8

Asia Pacific	57	80	39	53

      Sales in North America increased $92 or 4% for the quarter, an improvement which grows to $142 or 6% when the net effect of acquisitions and divestitures is excluded. As noted above, the relative strength of the Canadian and Mexican currencies accounted for nearly $11 of the additional sales. European sales improved in local currency but conversion to U.S. dollars pared $59 for a net decline of $35 or 6%. Eliminating the net effect of acquisitions and divestitures results in a further decline to $59 or 10% versus 1999. South American sales were down 2%; however, net of the effect of acquisitions and divestitures, they increased 8%. While not a significant economic recovery, some of our operations in that region are showing signs of improvement. Currency impacts experienced in Brazil and Columbia were minor and cancelled each other on a regional basis. Sales in the Asia Pacific region rose $23 or 39% in the quarter. Excluding acquisitions and divestitures, sales in the region increased 53% due to increased business and a modest recovery in the region.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2000 vs Three Months 1999)

      We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). Other in the chart below represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

ASG	$1,156	$1,261	9	7

AAG	773	746	(3)	(3)

HTG	477	513	8	9

ESG	342	360	5	5

FSG	313	310	(1)	–

OHSG	216	199	(8)	–

Other	104	70	(33)	2

      ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, increased its sales by $105 or 9% in the first quarter. The largest increase occurred in the U.S. ($69) where driveshafts and structural products showed significant improvement and axles continued to be strong. Modular and axle sales were strong in Asia Pacific where sales increased $28 or 79%. The net effect of acquisitions helped offset the impact of a weakening euro as Europe managed an $11 or 8% increase. South America slipped $3 but gained $10 or 8% after excluding the effect of divestitures.

      AAG, which is primarily responsible for the distribution side of the automotive business, had a difficult quarter. Sales in Europe declined $26, partly due to currency issues; North American sales were flat. South America registered a gain as sales increased a modest $4.

      HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. Its first quarter sales of $513 were nearly 8% above last year’s level. North American sales, which comprise 95% of the segment, were up 9% over 1999 on the continued strength of Class 8 production and new business with Navistar and Western Star.

      ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. This segment realized a sales increase of $18 or 5% over the comparable period in 1999. Sales improvement was primarily in the U.S. with the Plumley and Perfect Circle divisions distinguishing themselves with new products and customers. Sales were generally flat in South America and slipped 3% in Europe.

      FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, experienced a sales decrease of $3 that is nearly equal to the effect of a divestiture made in the fourth quarter of 1999. Sales increased slightly in North America and were off by $3 in both Europe and South America.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2000 vs Three Months 1999)

      OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, started 2000 down approximately $17 or 8% versus 1999. The segment realized organic growth of 5%, but the combination of the Gresen divestiture, which affected North America and South America, and $15 of currency devaluation in Europe more than offset that growth.

      Sales in the Other SBU were down compared to 1999 due to the sale of most of the Warner Electric businesses at the end of February 2000.

      Revenue from lease financing and other income increased $178 in the first quarter of 2000. Included in the total for 2000 is $167 of gains on the divestitures of the Gresen Hydraulics businesses, certain portions of our constant velocity joint business, most of the global Warner Electric businesses and the Commercial Vehicle Cab Systems Group. Lease financing income in 2000 increased $7 versus 1999 and foreign currency transaction losses were $3 less than in 1999.

      Gross margin for the first quarter was 16.5%, compared to 16.7% in 1999. ASG margins were affected due to operating inefficiencies, overtime premiums and material shortages resulting from high sales demand in North America. ESG incurred similar inefficiencies on higher demand in the U.S. AAG’s margin also slipped 70 basis points due to lower demand and currency effects in Europe. FSG showed improvement that was attributable mainly to product mix while HTG benefited from improved supply base management. Asia Pacific showed the largest decline in gross margin percent as a result of start up expenses on several projects. South America showed improvement in its gross margin percent after adjusting to reduced production levels resulting from the economic downturn that began early in 1999.

      Selling, general and administrative expenses (SG&A) increased $8 in the first quarter of 2000 despite a net reduction of $5 due to acquisitions and divestitures. ASG was up $6 with start up expenses related to structural products accounting for half of that amount and DCC increased $3. The other SBUs experienced modest increases, except AAG which declined $3. The overall ratio of SG&A expense to sales was unchanged from last year, as only OHSG changed more than one-half percent. On a regional basis, North America increased its SG&A; all other regions experienced decreases in absolute dollars, with currency fluctuations contributing nearly a $6 reduction.

      Operating margin for the first quarter of 2000 was 7.7% compared to 8.0% in 1999 for the above reasons.

      Interest expense was $9 higher than last year due to higher average debt levels and an increase in interest rates of nearly 30 basis points in 2000.

      The effective tax rate in the first quarter of 2000 was 37% compared to 36% in 1999. We continue to realize state tax credits related to business development in several states.

      Equity in earnings of affiliates was $4 lower in 2000, with our affiliates in Mexico, Venezuela and Brazil sharing nearly equally in the decline.

      Minority interest in net income of consolidated subsidiaries increased $2, primarily due to the minority share of the Albarus S.A. gain on the sale of 16% of their Brazilian constant velocity joint

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2000 vs Three Months 1999)

business.

      We reported first quarter earnings in 2000 of $245. This total includes $160 of operating income and $85 of net nonrecurring income related to the divestitures and our restructuring and integration activities. In 1999 we reported earnings of $162 and operating income of $167.

Market Trends

      The North American heavy truck build rate of 85,000 was at a record level in the first quarter of 2000 and passenger car and light truck build rates were very strong at 18,000,000 units on an annualized basis. Our outlook for 2000 is that production will level off to 280,000 units for heavy truck and 16 million units for passenger cars and light trucks. In Europe, the AAG is experiencing some reduction in market demand. OHSG seems positioned for some recovery there later this year but the stability of the euro will be an important factor for the balance of the year. South American operations appear to be stabilized and showing modest improvement but we do not expect significant recovery to begin until later in the year. Operations in our Asia Pacific region are growing their sales volume but start-up costs will continue to impact their earnings.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors including changes in business relationships with our major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, failure to attain our working capital objectives, flattening of demand for SUVs and light, medium and heavy trucks, softening demand for off-highway agricultural and structural products, the relative strength of the euro and other currencies and continued economic weakness in Europe and South America.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

These are the results of voting by stockholders present or represented at our annual meeting on April 5, 2000:

1.	Election of Directors. The following were elected to serve as directors until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld

B. F. Bailar	142,909,146	1,355,426

A. C. Baillie	142,081,071	2,183,501

E. M. Carpenter	142,090,777	2,173,795

E. Clark	142,118,628	2,145,944

G. H. Hiner	142,103,960	2,160,612

J. M. Magliochetti	142,855,158	1,409,414

M. R. Marks	142,142,492	2,122,080

R. B. Priory	142,100,997	2,163,575

2.	Proposal to Amend the Additional Compensation Plan. The restated and amended Additional Compensation Plan was approved. There were 136,819,458 votes for approval; 6,180,501 votes against; 1,264,613 votes abstaining; and no broker nonvotes.

3.	Ratification of PricewaterhouseCoopers LLP. The Board’s selection of PricewaterhouseCoopers as Dana’s independent auditors for fiscal year 2000 was ratified. There were 143,284,583 votes for ratification; 279,467 votes against; and 700,522 votes abstaining.

4.	Endorsement of the CERES Principles for Public Environmental Accountability. Endorsement of the CERES Principles was rejected. There were 11,319,125 votes for endorsement; 110,632,330 votes against; 8,552,847 votes abstaining; and 13,760,270 broker nonvotes.

5.	Proposal to Establish Special Committee to Evaluate Allocation of Corporate Resources. A proposal to establish a Special Committee of the Board to evaluate allocation of corporate resources among the manufacturing facilities was submitted in person for vote at the meeting by Jeffrey Hannahoe, Union President, the United Steel Workers Union, Reading, PA plant. There were 4 votes for adoption; 144,264,568 votes against; and no votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	The Exhibits listed in the “Exhibit Index” are filed as part of this report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: May 15, 2000	/s/ Robert C. Richter

Robert C. Richter

Chief Financial Officer

EXHIBIT INDEX

Exhibit

27	Financial Data Schedules