Form 10-Q
period 2000-06-30
DANA CORP
filed 2000-08-08
CIK 26780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]                 Quarterly Report Pursuant to Section 13 or 15(d)
                           Of the Securities Exchange Act of 1934


For the Quarterly Period Ended June 30, 2000      Commission File Number 1-1063
                               -------------                             ------



                                Dana Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)



       Virginia                                         34-4361040
-----------------------                             ------------------
 (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification Number)

    4500 Dorr Street, Toledo, Ohio                         43615
------------------------------------                   --------------
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

                                    Yes X   No
                                       ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                             Outstanding at July 31, 2000
  ------------------------------------             ----------------------------
Common stock of $1 par value                       149,284,000

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

Part I. Financial Information

          Item 1.   Financial Statements

                     Condensed Balance Sheet
                      December 31, 1999 and
                      June 30, 2000                                      3

                     Statement of Income
                      Three Months and Six Months Ended
                      June 30, 1999 and 2000                             4

                     Condensed Statement of Cash Flows
                      Six Months Ended
                      June 30, 1999 and 2000                             5

                     Notes to Condensed Financial Statements           6-9

          Item 2.  Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  10-19

          Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risk                                   19

Part II.  Other Information

          Item 1.  Legal Proceedings                                    20

          Item 6.  Exhibits and Reports on Form 8-K                     20


Signature                                                               21

Exhibit Index                                                           22

                          PART I. FINANCIAL INFORMATION


ITEM 1.                         DANA CORPORATION
-------

                             CONDENSED BALANCE SHEET

                                  (in Millions)

                                                                                 (Unaudited)
ASSETS                                                    December 31, 1999     June 30, 2000
                                                          -----------------     -------------

Current assets
     Cash and marketable securities                            $    111           $    187
     Accounts receivable
       Trade                                                      1,935              2,067
       Other                                                        411                434
     Inventories
       Raw materials                                                534                517
       Work in process and finished goods                         1,250              1,191
     Other current assets                                           560                665
                                                               --------           --------

           Total current assets                                   4,801              5,061

Property, plant and equipment                                     6,181              5,960
Less:  Accumulated depreciation                                  (2,731)            (2,627)
Investments in leases                                             1,014                995
Investments and other assets                                      1,858              2,007
                                                               --------           --------

           Total assets                                        $ 11,123           $ 11,396
                                                               ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable, including current
       portion of long-term debt                               $  1,418           $  1,755
     Accounts payable                                             1,129              1,160
     Accrued payroll and employee benefits                          462                399
     Other accrued liabilities                                      755                830
     Taxes on income                                                124                271
                                                               --------           --------

           Total current liabilities                              3,888              4,415

Long-term debt                                                    2,732              2,633
Deferred employee benefits
     and other noncurrent liabilities                             1,398              1,354
Minority interest                                                   148                118
Shareholders' equity                                              2,957              2,876
                                                               --------           --------

           Total liabilities and shareholders' equity          $ 11,123           $ 11,396
                                                               ========           ========

   The accompanying notes are an integral part of the financial statements.

-------------------

                                DANA CORPORATION

                         STATEMENT OF INCOME (Unaudited)

                     (in Millions Except Per Share Amounts)


                                       Three Months Ended June 30  Six Months Ended June 30
                                       --------------------------  ------------------------

                                             1999        2000         1999         2000
                                           -------      -------      -------      -------

Net sales                                  $ 3,408      $ 3,286      $ 6,788      $ 6,745
Revenue from lease financing
 and other income                               33           42           73          259
                                           -------      -------      -------      -------

                                             3,441        3,328        6,861        7,004
                                           -------      -------      -------      -------
Costs and expenses
  Cost of sales                              2,797        2,763        5,612        5,650
  Selling, general and
     administrative expenses                   290          277          586          581
  Restructuring and integration
     charges                                     7           15           14           34
  Interest expense                              67           78          137          157
                                           -------      -------      -------      -------

                                             3,161        3,133        6,349        6,422
                                           -------      -------      -------      -------

Income before income taxes                     280          195          512          582
Estimated taxes on income                     (102)         (68)        (185)        (216)
Minority interest                               (4)          (4)          (7)          (9)
Equity in earnings of affiliates                16           22           32           33
                                           -------      -------      -------      -------


Net income                                 $   190      $   145      $   352      $   390
                                           =======      =======      =======      =======

Net income per common share -
  Basic                                    $  1.15      $   .95      $  2.12      $  2.51
                                           =======      =======      =======      =======
  Diluted                                  $  1.14      $   .95      $  2.10      $  2.50
                                           =======      =======      =======      =======


Dividends declared and paid per
  common share                             $   .31      $   .31      $   .62      $   .62

Average number of shares outstanding -
  For basic                                    166          152          166          155
  For diluted                                  167          153          167          156


    The accompanying notes are an integral part of the financial statements.

-------------------


                                DANA CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

                                  (in Millions)

                                                            Six Months Ended June 30
                                                            ------------------------

                                                                1999        2000
                                                              -------      -------

Net income                                                    $   352      $   390
Depreciation and amortization                                     263          260
Gains on divestitures                                                          (97)
Working capital change                                           (384)        (126)
Other                                                            (108)         (96)
                                                              -------      -------
          Net cash from operating activities                      123          331
                                                              -------      -------


Purchases of property, plant and equipment                       (401)        (334)
Purchases of assets to be leased                                 (122)         (71)
Payments received on leases and loans                              86          170
Acquisitions                                                       (6)        (205)
Divestitures                                                                   524
Other                                                             (84)        (167)
                                                              -------      -------
          Net cash flows - investing activities                  (527)         (83)
                                                              -------      -------


Net change in short-term debt                                    (345)         563
Proceeds from long-term debt                                    1,044           11
Payments on long-term debt                                       (234)        (333)
Dividends paid                                                   (103)         (96)
Shares reacquired                                                 (11)        (320)
Other                                                              16            3
                                                              -------      -------
          Net cash flows - financing activities                   367         (172)
                                                              -------      -------
          Net change in cash and cash equivalents                 (37)          76
          Cash and cash equivalents - beginning of period         230          111
                                                              -------      -------
          Cash and cash equivalents - end of period           $   193      $   187
                                                              =======      =======






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

3. In January 2000, we sold the Gresen Hydraulics businesses in the United States (U.S.) and South America to Parker-Hannifin. We also sold certain portions of our constant velocity joint businesses to GKN plc. In February, we sold most of the global Warner Electric businesses to Colfax Corporation and, in March, we sold Commercial Vehicle Cab Systems Group to an affiliate of Hidden Creek Industries, Inc. Other income during the first quarter of 2000 included an aggregate pre-tax gain of $167 realized on total proceeds from these divestitures of $524; the after-tax gain approximated $97.

4. Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

                                                       Three Months         Six Months
                                                       Ended June 30       Ended June 30
                                                       -------------       -------------
                                                       1999     2000      1999      2000
                                                      -----     -----     -----     -----

         Weighted average common
            shares outstanding                        165.9     151.7     165.9     155.4
                                                      -----     -----     -----     -----
         Plus: Incremental shares from
                 assumed conversion of -
                    Deferred compensation units          .5        .8        .5        .7
                    Stock options                       1.0        .1       1.0        .1
                                                      -----     -----     -----     -----
         Total potentially dilutive securities          1.5        .9       1.5        .8
                                                      -----     -----     -----     -----
         Adjusted average common
            shares outstanding                        167.4     152.6     167.4     156.2
                                                      =====     =====     =====     =====

5. On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders' Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. Our total comprehensive income is as follows:

-------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     (in Millions Except Per Share Amounts)

                                             Three Months Ended     Six Months Ended
                                             ------------------     ----------------
                                                   June 30              June 30
                                                   -------              -------
                                               1999       2000       1999       2000
                                               ----       ----       ----       ----

         Net income                            $ 190      $ 145      $ 352      $ 390
         Other comprehensive income (loss)
               Deferred translation loss          (2)       (49)      (199)       (59)
               Other                                          1                     1
                                               -----      -----      -----      -----
         Total comprehensive income            $ 188      $  97      $ 153      $ 332
                                               =====      =====      =====      =====

         The $59 deferred translation loss for the six months of 2000 results from an increase in the strength of the U.S. dollar relative to the British pound, the euro, the Brazilian real, the Canadian dollar and the Mexican peso. The $199 deferred translation loss for the six months of 1999 is primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies.

6. We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes
         (EBIT), tax effected at 39% (Dana's estimated long-term effective rate), plus equity in earnings of affiliates. The "Other" category includes discontinued businesses, trailing liabilities for closed plants, SBU and regional administrative expenses, interest expense net of interest income, corporate expenses and the adjustment to reflect the actual effective tax rate. In arriving at net profit from operating PAT, expenses relating to a specific SBU or region are allocated directly. Other allocations are based on sales. Information used to evaluate the SBUs and regions is as follows:


                                                                    Three Months Ended June 30
                                                                    --------------------------

                                                                                           Operating                    Net
                                         Sales                     EBIT                       PAT                     Profit
                                   1999         2000         1999         2000        1999         2000          1999        2000
                                 -------      -------      -------      -------      -------      -------      -------      -------

         ASG                     $ 1,150      $ 1,241      $   148      $   144      $    94      $    95      $    74      $    72
         AAG                         790          733           87           41           54           25           37            5
         HTG                         486          451           54           47           33           29           23           19
         ESG                         341          346           33           35           22           25           17           19
         FSG                         327          315           45           36           27           22           22           17
         OHSG                        214          188           18           17           11           10            7            7
         DCC                                                                               9            9            9            9
         Other                       100           12          (54)         (64)         (55)         (61)           6            6
                                 -------      -------      -------      -------      -------      -------      -------      -------
                                   3,408        3,286          331          256          195          154          195          154
         Restructuring and
          nonrecurring items                                    (7)         (15)          (5)          (9)          (5)          (9)
                                 -------      -------      -------      -------      -------      -------      -------      -------
         Consolidated            $ 3,408      $ 3,286      $   324      $   241      $   190      $   145      $   190      $   145
                                 =======      =======      =======      =======      =======      =======      =======      =======

         North America           $ 2,688      $ 2,543      $   349      $   277      $   222      $   178      $   177      $   135
         Europe                      511          519           29           27           17           16            7            7
         South America               146          141            8            8            8            6            5            4
         Asia Pacific                 63           83            1            2                         1           (2)          (2)
         DCC                                                                               9            9            9            9
         Other                                                 (56)         (58)         (61)         (56)          (1)           1
                                 -------      -------      -------      -------      -------      -------      -------      -------
                                   3,408        3,286          331          256          195          154          195          154
         Restructuring and
          nonrecurring items                                    (7)         (15)          (5)          (9)          (5)          (9)
                                 -------      -------      -------      -------      -------      -------      -------      -------
         Consolidated            $ 3,408      $ 3,286      $   324      $   241      $   190      $   145      $   190      $   145
                                 =======      =======      =======      =======      =======      =======      =======      =======

                                                                     Six Months Ended June 30
                                                                     ------------------------

                                                                                           Operating                   Net
                                         Sales                     EBIT                       PAT                    PROFIT
                                   1999         2000         1999         2000         1999         2000        1999         2000
                                 -------      -------      -------      -------      -------      -------      -------      -------

         ASG                     $ 2,305      $ 2,501      $   292      $   280      $   187      $   182      $   145      $   137
         AAG                       1,564        1,479          158          103           97           63           65           26
         HTG                         963          964          104          104           63           63           43           44
         ESG                         683          705           65           64           44           44           32           32
         FSG                         642          628           77           71           47           44           36           33
         OHSG                        430          387           33           35           20           21           13           15
         DCC                                                                              18           21           18           21
         Other                       201           81         (118)        (119)        (114)        (123)          10            7
                                 -------      -------      -------      -------      -------      -------      -------      -------
                                   6,788        6,745          611          538          362          315          362          315
         Restructuring and
          nonrecurring items                                   (14)         131          (10)          75          (10)          75
                                 -------      -------      -------      -------      -------      -------      -------      -------
         Consolidated            $ 6,788      $ 6,745      $   597      $   669      $   352      $   390      $   352      $   390
                                 =======      =======      =======      =======      =======      =======      =======      =======

         North America           $ 5,302      $ 5,253      $   651      $   582      $   419      $   365      $   329      $   277
         Europe                    1,088        1,061           62           58           37           35           16           15
         South America               277          269            5           10            9            8            3            4
         Asia Pacific                121          162           (1)           3           (1)           2           (5)          (4)
         DCC                                                                              18           21           18           21
                                                              (106)        (115)        (120)        (116)           1            2
                                 -------      -------      -------      -------      -------      -------      -------      -------
                                   6,788        6,745          611          538          362          315          362          315
         Restructuring and
          nonrecurring items                                   (14)         131          (10)          75          (10)          75
                                 -------      -------      -------      -------      -------      -------      -------      -------
         Consolidated            $ 6,788      $ 6,745      $   597      $   669      $   352      $   390      $   352      $   390
                                 =======      =======      =======      =======      =======      =======      =======      =======


7. In the first six months of 2000, we continued our restructuring and integration efforts, including the consolidation of our distribution assets in North America. In connection with these efforts, we charged $14 against accrued restructuring, accrued an additional $2 for employee termination benefits and incurred $32 of integration expenses. This $34 of restructuring and integration expense had a $22 impact on net income.

         At June 30, 2000, $92 of restructuring charges remained in accrued liabilities. This balance was comprised of $84 for the reduction of approximately 1,870 employees planned for the balance of 2000 and $8 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $37 in the remainder of 2000, $38 in 2001 and $17 thereafter.

8. In April 1999, the Board authorized the expenditure of up to $350 to repurchase shares of our common stock. Through the end of 1999, we had repurchased nearly 3 million shares at an aggregate cost of $100. In February 2000, the Board authorized an additional $250 for purchases through the end of 2000. As of the end of June 2000, a total of $420 (out of the $600 authorized) had been expended and slightly more than 15,946,000 shares had been repurchased.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------               ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------




(in millions except per share amounts)

Liquidity and Capital Resources
-------------------------------

         Income from operations (net income of $390 less net nonrecurring income of $75) declined nearly $47 in the first half of this year versus 1999; depreciation and amortization expense were basically unchanged. On the positive side, increased working capital in the first six months of 2000 was only $126 versus an increase of $384 in the same period last year. While our focus on reducing working capital has produced positive results, the most significant factor underlying the change in 1999 was the February 1999 termination of a $200 accounts receivable financing program that had been maintained by the former Echlin Inc.

------------------------------------
     CASH FLOWS FROM OPERATIONS
      FOR THE SIX MONTHS ENDED
              JUNE 30
------------------------------------
         1998       $402
------------------------------------
         1999        123
------------------------------------
         2000        331
------------------------------------



         Net cash used in investing activities through June 30, 2000 of $83 represents a reduction of $444 over the same period in 1999. The proceeds from divestitures, net of acquisitions, accounted for $325 of the reduction, while leasing and loan activities changed $135 for a $99 net cash inflow.



----------------------------------------------------------
                   CAPITAL EXPENDITURES
----------------------------------------------------------
                     YEAR               SIX MONTHS
                     ENDED                 ENDED
                  DECEMBER 31             JUNE 30
----------------------------------------------------------
   1998              $661                   $300
----------------------------------------------------------
   1999               807                    401
----------------------------------------------------------
   2000               680 *                  334
----------------------------------------------------------
                                          *  Projected
----------------------------------------------------------

         Capital expenditures were $67 lower than in the first six months of 1999. This decline was due in part to higher spending in 1999 for enterprise computer systems and Y2K issues. We currently expect capital spending for 2000 to be nearly $130 below the 1999 level.

         Common stock repurchases in the amount of $320 were the primary reason financing activities utilized cash of $172 during the first six months of 2000. The repurchases utilized the balance of the $350 program authorized by the Board in April 1999 and $70 of the additional $250 authorized by the Board in February 2000. In the first half of 1999 financing activities provided $367 in cash, primarily as a result of the issuance of $1,000 of notes less the repayment of short-term and long-term debt. Net proceeds from debt in the first half of 2000 were slightly more than $240.

         Cash dividends paid thus far in 2000 total $96 compared to $103 paid in the first two quarters of last year. The decrease corresponds with the lower number of shares outstanding as the quarterly dividend rate of $.31 per share is unchanged.

         Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling $1,707 at the end of the second quarter of 2000, while DCC's credit lines totaled $790. Based on our budgeting process, we expect our cash flows from operations and divestitures, combined with these credit facilities, to provide sufficient liquidity to fund our currently anticipated debt service obligations and projected working capital requirements, capital spending, potential acquisitions and share repurchase program.

-------------------

(in millions)

Liquidity and Capital Resources
-------------------------------

         We have reviewed the liabilities that may result from the legal proceedings (including those involving product liability claims and alleged violations of environmental laws) to which we were a party as of June 30, 2000. We do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Contingent environmental and product liabilities were estimated based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. If there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range.

         At June 30, 2000:

         - $77 was accrued for contingent product liability costs and $42 for contingent environmental liability costs, compared to $96 and $45 at December 31, 1999

         - $49 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and zero for environmental liability claims, compared to $65 and $1 at December 31, 1999

         - The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $12 for the product liability claims and $3 for the environmental liability claims, identical to the ranges at December 31, 1999

Restructuring and Integration Expenses
--------------------------------------

         At December 31, 1999 there was $104 remaining in accrued liabilities relating to restructuring plans announced in 1997, 1998 and 1999. During the first six months of 2000, we continued our restructuring and integration efforts, including the consolidation of our distribution assets in North America.

         The following summarizes the restructuring and integration activity recorded in the first six months of 2000 and the change in the accrual:

                                       EMPLOYEE
                                      TERMINATION            INTEGRATION
                                        BENEFITS  EXIT COSTS  EXPENSES    TOTAL
                                        --------  ----------  --------    -----
         Balance at
             December 31, 1999           $  91      $  13      $   -      $ 104
         Activity during the period
             Charged to expense              2                    32         34
             Cash payments                  (9)        (5)       (32)       (46)
                                         -----      -----      -----      -----
         Balance at June 30, 2000        $  84      $   8      $   -      $  92
                                         =====      =====      =====      =====

         At June 30, 2000, $92 of restructuring charges remained in accrued liabilities. This balance was comprised of $84 for a reduction of approximately 1,870 employees planned for the remainder of 2000 and $8 for lease terminations and other exit costs. The estimated cash expenditures will be approximately $37 in the second half of 2000, $38 in 2001 and $17 thereafter. We do not expect our liquidity and cash flows to be materially impacted by these actions.

-------------------

(in millions)

Impact of Euro Conversion
-------------------------

         We have a euro currency program for our European facilities. We believe that all of our facilities are capable of complying with our euro conversion timetable and with customer requirements for quoting and billing in euro currency. Certain of our European locations have converted and all indications are that the cost to convert the remaining locations to the euro will not be material.

Results of Operations (Second Quarter 2000 vs Second Quarter 1999)
------------------------------------------------------------------

         Worldwide sales decreased $122 in the second quarter of 2000 to $3,286, a 4% decline when compared to the second quarter of 1999. Excluding the net effect of acquisitions and divestitures, sales increased $23 or less than 1% during the quarter with price changes having a minimal effect. Our U.S. sales declined $142 or 6% versus 1999. Excluding the net effect of acquisitions and divestitures, U.S. sales were down $16 or less than 1%.

         Overall sales outside the U.S. rose $20 but improved by $40 when the net effect of acquisitions and divestitures is excluded. Changes in foreign currency exchange rates since the second quarter of 1999 prevented further improvement, especially in Europe where strengthening of the dollar adversely affected sales by nearly $52 for the quarter. Hardest hit were Germany ($17), Italy ($10) and France ($7). In South America, weakening of the Brazilian real accounted for most of the $7 regional impact.

         Sales by region for the second quarter are as follows.


                                                              % CHANGE EXCLUDING
                                                                ACQUISITIONS &
                     1999        2000         % CHANGE           DIVESTITURES
-----------------------------------------------------------------------------
North America      $2,688      $2,543            (5)                 (1)
Europe                511         519             2                  (1)
South America         146         141            (3)                 17
Asia Pacific           63          83            32                  54


         Sales in North America were down $145 or 5% for the quarter, with divestitures accounting for all but $20 of the change. The Canadian and Mexican currencies generally stayed even with the U.S. dollar in the second quarter, giving back only $1 of the positive effect realized in the first three months of the year. European sales improved in local currency, boosted by the net effect of acquisitions and divestitures, but conversion to U.S. dollars pared $52 for a net increase of only $8. South American sales were down 3%; however, net of the effect of divestitures they increased 17%. Adding back the $7 adverse currency effect, the improvement rose to 23%. While not yet enjoying a significant economic recovery, some of our operations in that region continue to show signs of improvement. Sales in the Asia Pacific region rose $20 in the quarter. Excluding acquisitions and divestitures, sales in the region increased 54% due mainly to new modular business in Australia.

-------------------

(in millions)

Results of Operations (Second Quarter 2000 vs Second Quarter 1999)
------------------------------------------------------------------

         We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). "Other" represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

         Sales by segment for the second quarter are shown in the following table.

                                                          % CHANGE EXCLUDING
                                                            ACQUISITIONS &
                                1999     2000     % CHANGE   DIVESTITURES
--------------------------------------------------------------------------
Automotive Systems Group       $1,150   $1,241        8           6
Automotive Aftermarket Group      790      733       (7)         (6)
Heavy Truck Group                 486      451       (7)         (1)
Engine Systems Group              341      346        1           1
Fluid Systems Group               327      315       (4)         (3)
Off-Highway Systems Group         214      188      (12)          1
Other                             100       12      (88)

         ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, increased its sales by $91 or 8% in the first quarter. Modular and axle sales remained strong in Asia Pacific where sales increased $31 or 76%. The $41 effect of the GKN acquisition helped offset the impact of a weakening euro as Europe showed a $47 or 43% increase. The North American operations showed a $22 or 2% increase mainly on the strength of driveshafts and structural products. Sales in South America declined $9 but gained $14 or 23% after excluding the effect of divestitures.

         AAG, which is primarily responsible for the distribution side of the automotive business, had a difficult quarter. North American sales, which comprise over 80% of this SBU, were down $52 or 8% while sales in Europe declined $7 or 7%, due in part to market softness and currency issues. South America registered the only regional gain within AAG as sales increased a modest $3.

          HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. Sales for the second quarter of $451 were nearly 7% below last year's level with all but $2 attributable to divestitures. North American sales were generally flat, after giving effect to a divestiture, as increased medium truck volume offset a sudden decline in orders from heavy truck manufacturers.

-------------------

(in millions)

Results of Operations (Second Quarter 2000 vs Second Quarter 1999)
------------------------------------------------------------------


         ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. This segment realized a sales increase of $5 over the comparable period in 1999. Sales improvement was primarily in the U.S. with strength in sealing, cam covers and cruise control systems being most notable. Sales were generally flat in South America and slipped 4% in Europe.

         FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, experienced a sales decrease of $12 or nearly 4% in the second quarter. Divestiture and currency impacts account for slightly more than half of the decline. Sales were flat in all regions except North America.

         OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, registered a quarterly sales decline of $26 or 12% versus 1999. The segment realized organic growth of 6%, but the combination of the Gresen divestiture, which affected North America and South America, and $11 of currency devaluation in Europe more than offset that growth.

         Sales in the "Other" category were down compared to 1999 due to the sale of most of the Warner Electric businesses at the end of February 2000.

         Revenue from lease financing and other income increased $9 in the second quarter of 2000. Lease financing income in 2000 increased $5 versus 1999, but this improvement was partly offset by a $3 adverse swing in the net foreign currency transaction gains and losses. Other income in 1999 included $5 of expenses recorded at a Warner unit, which since has been divested.

         Gross margin for the second quarter was 15.9%, compared to 17.9% in 1999. ASG margins continued to be affected by operating inefficiencies, overtime premiums and material shortages resulting from high sales demand in North America. ESG recovered from similar inefficiencies experienced in the first quarter to hold even with the 1999 margin. AAG's margin percent dropped nearly eleven percentage points due to delays in getting its Engine Control Division's new warehouses fully operational. These delays have made it necessary to keep open facilities that were scheduled to be closed, resulting in additional facility and labor costs without a corresponding increase in sales, as well as increased inventories due to supply chain and order fulfillment problems. Various corrective actions are being taken. Further delays in warehouse consolidation and costs of the corrective measures, including inventory reduction programs, could adversely affect the AAG's profitability in the second half of 2000. Adding to these problems were currency fluctuations in Europe. A substantial reduction in sales to Rover, Inc. created absorption problems in Europe for FSG, contributing to a 1.7 percentage point decline in that SBU's gross margin percent. HTG dropped 1.3 percentage point as a result of the reduction in the heavy truck build schedules of the major original equipment manufacturers. Asia Pacific showed the largest decline in gross margin percent as a result of start up expenses on several projects. North America declined 3 percentage points primarily as a result of the aftermarket issues outlined above. Europe dropped 1.7 percentage point as further strengthening of the U.S. dollar reduced gross margin by $9. South America held its gross margin percent even with 1999 after adjusting to the reduced production levels resulting from the economic downturn that began early last year.

-------------------

(in millions)

Results of Operations (Second Quarter 2000 vs Second Quarter 1999)
------------------------------------------------------------------


         Selling, general and administrative expenses (SG&A) declined $13 in the second quarter of 2000. Acquisitions and divestitures represented a net reduction of $17. This reduction was partially offset by the increase of $6 at the AAG as the impact of inefficiencies more than offset the reduction due to divestitures. ASG was up $6 due to acquisition impact and DCC increased $3. HTG and OHSG experienced modest declines due to divestitures while FSG and ESG, combined, increased $3. On a regional basis, only North America increased its SG&A, adding $8 or 5%; all other regions experienced decreases in absolute dollars, with currency fluctuations contributing a $6 reduction. The overall ratio of SG&A expense to sales decreased less than 10 basis points.

         Operating margin for the second quarter of 2000 was 7.5% compared to 9.4% for the same period in 1999 for the above reasons.

         Interest expense was $11 higher than last year due to higher average debt levels and an overall increase in interest rates of about 30 basis points over 1999.

         The effective tax rate in the second quarter of 2000 was 35% compared to 36% in 1999. We continue to realize state tax credits related to business development in several states.

         Equity in earnings of affiliates was $6 higher in 2000, reflecting increases in Mexico and at DCC being partially offset by lower profit in Venezuela.

         Minority interest in net income of consolidated subsidiaries was even with last year. The sale of 16% of the Brazilian constant velocity joint business held by Albarus resulted in the elimination of the related minority interest, an effect that was partly offset by an increase in Taiwan.

         We reported second quarter earnings in 2000 of $145. This total includes $154 of operating income and $9 of net nonrecurring expense related to our restructuring and integration activities. In 1999 we reported earnings of $190 and operating income of $195 with $5 of net nonrecurring expense, also related to our restructuring and integration activities. As discussed above, the major cause of the reduction in operating income was due to the softness in the automotive aftermarket in North America and the systems complications we have encountered in consolidating AAG's Engine Controls warehouse network. These factors contributed to AAG's operating profit decline of $29 for the period.

-------------------

(in millions)

Results of Operations (Six Months 2000 vs. Six Months 1999)
-----------------------------------------------------------

         During the last six months of 1999 and first six months of 2000, we made seven divestitures and three acquisitions. The net effect was to reduce sales for the first six months of 2000 by $189 and net income by $6.

         Sales by region for the first six months were as follows:

                                                             % CHANGE EXCLUDING
                                                               ACQUISITIONS &
                        1999         2000         % CHANGE      DIVESTITURES
--------------------------------------------------------------------------------
North America          $5,302      $5,253            (1)             2
Europe                  1,088       1,061            (2)            (6)
South America             277         269            (3)            13
Asia Pacific              121         162            34             51


         Sales from ongoing operations in North America increased $126; however, acquisitions net of divestitures reduced sales by $175 resulting in a net decrease in sales of $49. The light truck and SUV markets remained strong, as did the medium truck market. The heavy truck market was strong until the latter part of the second quarter when heavy truck manufacturers build rates were substantially reduced. Weakness in the aftermarket resulted in a $30 drop in sales on a comparative basis; divestitures accounted for another $25.

         Sales in Europe were down $27 as organic growth and a $40 benefit from acquisitions net of divestitures were overwhelmed by a $111 adverse currency impact. Hardest hit were Germany and Italy.

         The $8 decline in sales in South America was substantially less than the $38 lost through divestitures. Sales increases in our modular business may be an indication that the economic situation in the region is stabilizing. The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia.

         Sales by segment for the first six months are shown in the following table.

                                                              % CHANGE EXCLUDING
                                                                 ACQUISITIONS &
                                1999       2000      % CHANGE     DIVESTITURES
-------------------------------------------------------------------------------
Automotive Systems Group       $2,305     $2,501          9             7
Automotive Aftermarket Group    1,564      1,479         (5)           (4)
Heavy Truck Group                 963        964          -             4
Engine Systems Group              683        705          3             3
Fluid Systems Group               642        628         (2)           (2)
Off-Highway Systems Group         430        387        (10)            1
Other                             201         81        (60)

-------------------

(in millions)

Results of Operations (Six Months 2000 vs Six Months 1999)
----------------------------------------------------------


         ASG sales increased 9% in the first half of 2000 with the net effect of acquisitions contributing less than 2% of the improvement. North America benefited from continuing strong demand for light trucks and SUVs. Total ASG North American sales, which are nearly 80% of this segment's sales, increased 5% over 1999 with no acquisition/divestiture impact. The newly acquired driveshaft operations helped this SBU achieve a 24% year on year growth rate in Europe despite $32 of adverse currency effects. Asia Pacific also demonstrated significant growth as a result of its new modular business in Australia, improving $60 or 78% in the period. The effect of divesting the South American driveshaft operations was partly offset by an increase in modular sales, resulting in an 8% decline.

         AAG sales declined 4% and 15% in North America and Europe, respectively, the two regions that comprise 95% of its sales. The divestiture of Sierra International, Inc. near the end of 1999 was responsible for nearly half of the decline in North American sales while weakening of the euro and British pound accounted for $17 of the drop in Europe.

         HTG sales for the six-month period were flat overall. A decrease in sales of $36 due to divestitures was generally offset by increased sales in North America as demand for heavy and medium trucks remained strong until the end of the second quarter.

         ESG showed a 3% increase in sales in the first half of 2000 versus the comparable 1999 period. North American sales benefited from a strong performance from Glacier Vandervell, ending the period 7% ahead of last year. In Europe, the adverse currency impact of $25 more than offset the $16 improvement lead by Glacier Vandervell Europe. Sealing and engine product sales improvement helped South America register a modest increase of $2.

         FSG sales dropped $14 in the first half of 2000 with $4 of the change resulting from a divestiture in North America. In Europe, modest growth of $5 was more than offset by $7 of adverse currency effects. Sales were down $2 in South America and flat in Asia Pacific.

         OHSG's ongoing sales in North America were $12 above last year. The divestiture of the Gresen operations in January 2000 affected the year on year comparison by $40, resulting in a 14% decline for the region. European sales also experienced organic growth; however, negative currency impacts of $24 left the region with an overall 6% decrease.

         The decline in "Other" sales is attributable to the divestiture of the Warner Electric businesses in February 2000.

         Operating margin for the six-month period was 7.6% compared to 8.7% in 1999. HTG, ESG and OHSG all reported improved margins compared to 1999. FSG had a reduction in margins of three tenths of a percent and ASG's operating margin decreased a little over 1% due to capacity issues that have resulted in increased costs of premium freight and overtime at some of their locations. The AAG margin has declined more than 3% for the reasons previously discussed under "Results of Operations (Second Quarter 2000 vs Second Quarter 1999)."

Results of Operations (Six Months 2000 vs Six Months 1999)
----------------------------------------------------------

(in Millions)

         Interest expense increased $20 over the first half of 1999 due to the combined effect of higher debt levels at DCC and an increase in interest rates.

         The effective tax rate in the first six months of 2000 was 37% compared to 36% in 1999. The effective rate was higher due to a decrease in tax credits generated by DCC.

         Equity in earnings of affiliates edged higher by $1 in 2000 as the increase in equity earnings of DCC investments was slightly higher than the impact of lower profits from an affiliate in Venezuela.

         Minority interest in net income of consolidated subsidiaries increased $2 in the first half of the year. The minority interest in the January 2000 gain recognized by Albarus S.A. on the sale of a 16% interest in one of its affiliates was the largest single factor.

         We reported profit of $390 in the first six months of 2000 compared to $352 in 1999. The comparisons include a net after-tax gain from divestitures of $75 in 2000 and a non-recurring, after-tax charge of $11 in 1999.

Market Trends
-------------

         The North American heavy truck build rate declined from an estimated 85,000 units in the first quarter of the year to an estimated 75,000 in the second quarter as manufacturers reacted abruptly in June to a build up in inventory; production of medium trucks remained steady. During the same period, passenger car and light truck build rates declined from the 18,600,000 annualized rate in the first quarter but continued to be strong at more than 17,000,000 units. Our outlook for the remainder of 2000 is that heavy truck production will continue to be affected by declining new orders but still finish the year at a very solid 260,000 to 270,000 units. On the passenger car and light truck side, we are encouraged by continued strength in SUVs but expect overall volume for 2000 to decline slightly to about 17,000,000 units. The medium truck market has been steady during the first half of the year and we see that continuing at least through the end of the year.

         AAG is experiencing softening demand in North America and Europe, its two largest markets, and currency stability continues to be a concern in the latter region. OHSG seems positioned for some recovery in Europe later this year but the stability of the euro will be an important factor for the balance of the year. South American operations appear to have stabilized and are showing modest improvement; however, we do not expect significant recovery to begin until later in the year. While operations in our Asia Pacific region are growing their sales volume, start-up costs will continue to impact their earnings.

Results of Operations (Six Months 2000 vs Six Months 1999)
----------------------------------------------------------

(in Millions)

Forward-Looking Information
---------------------------

         Forward-looking statements in this report are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors including changes in business relationships with our major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, performance of the global automotive aftermarket sector, international economic conditions, longer than anticipated delays in consolidating AAG's Engine Controls warehouse network, flattening of demand for SUVs and light and medium trucks, further softening of demand for heavy trucks, off-highway agricultural and structural products, and the relative strength of the euro and other currencies.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

         There have been no material changes to our exposures to market risk since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------------------------------

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


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------

a) The exhibits listed in the Exhibit Index are filed as a part of this report.

b)       Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                DANA CORPORATION


Date: August 4, 2000                        /s/ Robert C. Richter
--------------------                        ------------------------------------
                                            Robert C. Richter
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


No.           Description                                               Method of Filing
---           -----------                                               ----------------

10-F(1)       Change of Control Agreements between Dana and             Filed by reference to Exhibit 10-J(4) to our Form
              R.L. Clayton, C.F. Heine and J.M. Laisure, which          10-K for the year ended December 31, 1997
              are substantially similar to the agreement filed
              as Exhibit 10-J(4) to our Form 10-K for the year
              ended December 31, 1997

27            Financial Data Schedules                                  Filed with this Report