Form 10-Q
period 2000-09-30
DANA CORP
filed 2000-11-06
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[ ICON ]              Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2000	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes    X      No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2000

Common stock of $1 par value	147,858,930

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1

Index	2

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet December 31, 1999 and September 30, 2000	3

Statement of Income Three Months and Nine Months Ended September 30, 1999 and 2000	4

Condensed Statement of Cash Flows Nine Months Ended September 30, 1999 and 2000	5

Notes to Condensed Financial Statements	6-9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 6. Exhibits and Reports on Form 8-K	19

Signature	20

Exhibit Index	21

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET

(in Millions)

		(Unaudited)
Assets	December 31, 1999	September 30, 2000

Current assets

Cash and marketable securities	$111	$144

Accounts receivable

Trade	1,935	1,916

Other	411	424

Inventories

Raw materials	534	521

Work in process and finished goods	1,250	1,175

Other current assets	560	779

Total current assets	4,801	4,959

Property, plant and equipment	6,181	5,870

Less: Accumulated depreciation	(2,731)	(2,498)

Investments in leases	1,014	1,062

Investments and other assets	1,858	2,009

Total assets	$11,123	$11,402

Liabilities and Shareholders’ Equity

Current liabilities

Notes payable, including current portion of long-term debt	$1,418	$1,965

Accounts payable	1,129	1,043

Accrued payroll and employee benefits	462	387

Other accrued liabilities	755	703

Taxes on income	124	340

Total current liabilities	3,888	4,438

Long-term debt	2,732	2,715

Deferred employee benefits and other noncurrent liabilities	1,398	1,400

Minority interest	148	120

Shareholders’ equity	2,957	2,729

Total liabilities and shareholders’ equity	$11,123	$11,402

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)

(in Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	1999	2000	1999	2000

Net sales	$3,127	$2,855	$9,915	$9,601

Revenue from lease financing and other income	47	50	119	308

	3,174	2,905	10,034	9,909

Costs and expenses

Cost of sales	2,564	2,466	8,176	8,117

Selling, general and administrative expenses	289	281	875	863

Restructuring and integration charges	17	69	30	103

Interest expense	69	82	206	238

	2,939	2,898	9,287	9,321

Income before income taxes	235	7	747	588

Estimated taxes on income	(81)	10	(267)	(207)

Minority interest	(3)	(4)	(10)	(12)

Equity in earnings of affiliates	11	16	43	49

Net income	$162	$29	$513	$418

Net income per common share -

Basic	$.98	$.19	$3.10	$2.73

Diluted	$.97	$.19	$3.07	$2.71

Dividends declared and paid per common share	$.31	$.31	$.93	$.93

Average number of shares outstanding -

For Basic	166	149	166	153

For Diluted	167	150	167	154

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in Millions)

	Nine Months Ended September 30

	1999	2000

Net income	$513	$418

Depreciation and amortization	392	390

Gain on divestitures		(110)

Working capital change	(522)	(223)

Other	(81)	(50)

Net cash flows from operating activities	302	425

Purchases of property, plant and equipment	(562)	(464)

Purchases of assets to be leased	(318)	(242)

Payments received on leases and loans	152	126

Net loans to customers	(87)	(147)

Acquisitions	(12)	(279)

Divestitures		562

Other	24	27

Net cash flows — investing activities	(803)	(417)

Net change in short-term debt	(195)	621

Proceeds from long-term debt	1,151	311

Payments on long-term debt	(302)	(388)

Dividends paid	(154)	(142)

Shares reacquired	(43)	(381)

Other	(1)	4

Net cash flows — financing activities	456	25

Net change in cash and cash equivalents	(45)	33

Cash and cash equivalents — beginning of period	230	111

Cash and cash equivalents — end of period	$185	$144

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 1999 to conform to the 2000 presentation.

2.	In January 2000, we acquired the cardan-jointed propeller shaft business of GKN plc (GKN) and in July 2000, we acquired the automotive axle manufacturing and stamping operations of Invensys plc. These acquisitions have been accounted for as purchases and their results of operations have been included since the dates of acquisition. Goodwill relating to the acquisitions is included in investments and other assets.

3.	In January 2000, we sold the Gresen Hydraulics businesses in the United States (U.S.) and South America to Parker-Hannifin. We also sold certain portions of our constant velocity (CV) joint businesses to GKN. In February, we sold most of the global Warner Electric businesses to Colfax Corporation; in March, we sold Commercial Vehicle Cab Systems Group to an affiliate of Hidden Creek Industries, Inc. In September 2000, we sold the remaining 35% interest in our Brazilian CV joint operation to GKN. Proceeds from these divestitures totaled $562. Other income for the nine months ended September 30, 2000 includes an aggregate pre-tax gain of $179 and net income includes an after-tax gain of $108 from these transactions.

4.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

	Three Months		Nine Months
	Ended September 30		Ended September 30

	1999	2000	1999	2000

Weighted average common shares outstanding	165.8	148.9	165.8	153.3

Plus: Incremental shares from assumed conversion of -

Deferred compensation units	.5	.8	.5	.8

Stock options	.9	.1	.9	.1

Total potentially dilutive securities	1.4	.9	1.4	.9

Adjusted average common shares outstanding	167.2	149.8	167.2	154.2

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized investment gains or losses and minimum pension liability adjustments. Our total comprehensive income is as follows:

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in Millions Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	September 30		September 30

	1999	2000	1999	2000

Net income	$162	$29	$513	$418

Other comprehensive income (loss)

Deferred translation gain (loss)	14	(70)	(184)	(130)

Other		(1)

Total comprehensive income (loss)	$176	$(42)	$329	$288

The $130 deferred translation loss for the nine months of 2000 resulted primarily from an increase in the strength of the U.S. dollar relative to the euro, the British pound and the Canadian dollar, net of the impact of the strengthening Brazilian real. The $184 deferred translation loss for the nine months of 1999 was primarily due to the devaluation of the Brazilian real and the strengthening of the U.S. dollar against several European currencies.

6.	We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (Dana’s estimated long-term effective rate), plus equity in earnings of affiliates. The “Other” category includes discontinued businesses, trailing liabilities for closed plants, SBU and regional administrative expenses, interest expense net of interest income, corporate expenses and the adjustment to reflect the actual effective tax rate. In arriving at net profit from operating PAT, expenses relating to a specific SBU or region are applied directly. Other allocations are based on sales. Information used to evaluate the SBUs and regions is as follows:

6. (Continued)

	Three Months Ended September 30

					Operating		Net
	Sales		EBIT		PAT		Profit

	1999	2000	1999	2000	1999	2000	1999	2000

ASG	$1,031	$1,089	$116	$83	$75	$58	$64	$34

AAG	756	693	85	30	52	18	40	(2)

HTG	461	345	52	27	32	17	26	8

ESG	314	302	20	13	13	14	10	8

FSG	283	266	26	18	16	11	13	6

OHSG	189	150	14	9	9	6	7	3

DCC					10	7	10	7

Other	93	10	(21)	(60)	(34)	(70)	3	(3)

	3,127	2,855	292	120	173	61	173	61

Restructuring and nonrecurring items			(17)	(68)	(11)	(32)	(11)	(32)

Consolidated	$3,127	$2,855	$275	$52	$162	$29	$162	$29

North America	$2,458	$2,156	$295	$149	$183	$97	$155	$53

Europe	465	440	19	11	10	6	4	(3)

South America	141	158	6	10	5	8	3	4

Asia Pacific	63	101	(2)	3	(1)	2	(4)	(1)

DCC					10	7	10	7

Other			(26)	(53)	(34)	(59)	5	1

	3,127	2,855	292	120	173	61	173	61

Restructuring and nonrecurring items			(17)	(68)	(11)	(32)	(11)	(32)

Consolidated	$3,127	$2,855	$275	$52	$162	$29	$162	$29

6. (Continued)

	Nine Months Ended September 30

					Operating		Net
	Sales		EBIT		PAT		Profit

	1999	2000	1999	2000	1999	2000	1999	2000

ASG	$3,329	$3,589	$408	$363	$262	$240	$209	$171

AAG	2,326	2,174	245	133	149	81	105	24

HTG	1,424	1,310	156	131	95	80	69	51

ESG	997	1,007	85	78	57	57	42	40

FSG	925	893	103	89	63	55	49	39

OHSG	619	536	47	44	29	27	20	17

DCC					28	28	28	28

Other	295	92	(141)	(181)	(149)	(193)	12	5

	9,915	9,601	903	657	534	375	534	375

Restructuring and nonrecurring items			(31)	63	(21)	43	(21)	43

Consolidated	$9,915	$9,601	$872	$720	$513	$418	$513	$418

North America	$7,760	$7,410	$955	$731	$602	$462	$484	$330

Europe	1,553	1,501	82	69	47	41	20	12

South America	418	427	11	20	14	16	6	8

Asia Pacific	184	263	(3)	6	(2)	4	(9)	(5)

DCC					28	28	28	28

			(142)	(169)	(155)	(176)	5	2

	9,915	9,601	903	657	534	375	534	375

Restructuring and nonrecurring items			(31)	63	(21)	43	(21)	43

Consolidated	$9,915	$9,601	$872	$720	$513	$418	$513	$418

Restructuring and nonrecurring items represent after-tax gains on divestitures and charges related to our restructuring and integration efforts.

7.	In August 2000, we announced the closing of our facility in Reading, Pa. A nonrecurring charge of $52 was recorded for this closing, including $45 for termination benefits related to a workforce reduction of approximately 690 people. This charge had a $31 impact on third quarter earnings. We also incurred $17 of nonrecurring expenses in connection with our continuing efforts to integrate new warehouses into our Engine Controls Division (part of our AAG), reducing net income for the quarter by $12. Including the effect of our restructuring and integration efforts in the first half of the year, we have incurred $54 of restructuring and $49 of integration expenses in the first nine months of 2000, reducing net income by $65.

At September 30, 2000, $125 of restructuring charges remained in accrued liabilities. This balance was comprised of $118 for termination benefits and $7 for lease terminations and other exit costs. We estimate that our cash expenditures will be approximately $35 in the fourth quarter of 2000, $27 in 2001 and $63 thereafter. Estimated workforce reductions of 126 remain to be completed, with most planned for the first quarter of 2001.

8.	In April 1999, the Board authorized the expenditure of up to $350 to repurchase shares of our common stock. At the beginning of 2000, there remained $250 from the original authorization. In February 2000, the Board authorized an additional $250 for repurchases through the end of 2000. During the first three quarters of 2000, we repurchased nearly 15,456,000 shares at a cost of $381.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions except per share amounts)

Liquidity and Capital Resources

      Income from operations for the first nine months of 2000 – net income less the $110 of gains from divestitures – decreased by $205 versus the first nine months of 1999. Total depreciation and amortization for the first nine months was nearly unchanged. The increase in working capital in the first nine months was $223 in 2000 versus $522 in 1999, an improvement of $299. The most significant factor underlying the change in 1999 was the February 1999 termination of a $200 accounts receivable financing program that had been maintained by the former Echlin Inc. Excluding the impact of terminating this financing program, the change in working capital was $99 less than in the first nine months of 1999.

Cash Flows From Operations
For The Nine Months Ended
September 30

1998	$566

1999	302

2000	425

      Net cash used in investing activities during the first three quarters of 2000 of $417 represents a reduction of $386 over the same period in 1999. The proceeds from divestitures, net of acquisitions, accounted for $295 of the reduction, while efforts to curtail capital spending resulted in a $98 reduction in that line item. Changes in leasing and lending activities net to a $10 increase in outflows at DCC.

Capital Expenditures

	Year	Nine Months
	Ended	Ended
	December 31	September 30

1998	$661	$454

1999	807	562

2000	605 *	464

		* Projected

      Capital expenditures were $98 lower than in the first nine months of 1999. This decline was due in part to higher spending in 1999 for enterprise computer systems and Y2K issues. Efforts to curtail capital spending for the remainder of 2000 are expected to result in a decrease of approximately $200 for the year.

      Cash flows from financing activities in the first nine months of 2000 were $431 lower than in the same period in 1999. Net debt increased $544 during the first nine months of 2000 with activity at DCC accounting for nearly $290 of the net borrowing. The net increase in the comparable period last year was $654, including $1,000 from the issuance of long-term notes. In conjunction with our share repurchase program, we reacquired nearly 15,456,000 shares during the first nine months of 2000 at a cost of $381.

      Cash dividends paid thus far in 2000 are $12 lower than in 1999 due to the stock repurchase program.

      Committed and uncommitted bank lines enable us to issue commercial paper and make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling $1,607 at the end of the third quarter of 2000, while DCC’s credit lines totaled $724. Based on our budgeting process, we expect our cash flows from operations and divestitures, combined with these credit facilities, to provide sufficient liquidity to fund our currently anticipated debt service obligations, capital spending, potential acquisitions and, to the extent considered appropriate, the share repurchase program.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

      We have reviewed the liabilities that may result from the legal proceedings to which we were a party as of September 30, 2000, including those involving product liability claims and alleged violations of environmental laws. We do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Contingent environmental and product liabilities were estimated based on the most probable method of remediation or outcome, current laws and regulations and existing technology. Estimates were made on an undiscounted basis and exclude the effects of inflation. If there was a range of equally probable remediation methods or outcomes, we accrued at the lower end of the range.

      At September 30, 2000:

•	$91 was accrued for contingent product liability costs and $39 for contingent environmental liability costs, compared to $96 and $45 at December 31, 1999

•	$61 was recorded (as assets) for probable recoveries from insurance or third parties for product liability claims and zero for environmental liability claims, compared to $65 and $1 at December 31, 1999

•	The difference between the minimum and maximum estimates for contingent liabilities, while not considered material, was $12 for the product liability claims and $3 for the environmental liability claims, identical to the ranges at December 31, 1999

Restructuring and Integration Expenses

      At December 31, 1999 there was $104 remaining in accrued liabilities relating to restructuring plans announced in 1997, 1998 and 1999. During the first nine months of 2000, we continued our restructuring and integration efforts, including the consolidation of our manufacturing and distribution assets in North America.

      The following summarizes the restructuring and integration activity recorded in the first nine months of 2000 and the change in the accrual:

	Employee
	Termination		Integration
	Benefits	Exit Costs	Expenses	Total

Balance at December 31, 1999	$91	$13	$—	$104

Activity during the period

Charged to expense	47	7	49	103

Cash payments	(20)	(13)	(49)	(82)

Balance at September 30, 2000	$118	$7	$—	$125

      At September 30, 2000, $125 of restructuring charges remained in accrued liabilities. This balance was comprised of $118 for termination benefits and $7 for lease terminations and other exit costs. We estimate that our cash expenditures will be approximately $35 in the fourth quarter of 2000, $27 in 2001 and $63 thereafter. Estimated workforce reductions of 126 remain to be completed, with most planned for the first quarter of 2001. We do not expect our liquidity and cash flows to be materially impacted by these actions.

ITEM 2. (Continued)

(in millions)

Impact of Euro Conversion

      We have positioned our operations to deal with the common currency in Europe. We believe that all of our facilities are capable of complying with our euro conversion timetable and with customer requirements for quoting and billing in euro currency. Many of our European locations have converted and the remaining locations are planning to convert in the fourth quarter. We do not expect the cost to convert the remaining locations to the euro to be material.

Results of Operations (Third Quarter 2000 vs Third Quarter 1999)

      Worldwide sales decreased $272 in the third quarter of 2000 to $2,855, a 9% decline when compared to the third quarter of 1999. Excluding the net effect of acquisitions and divestitures, sales decreased $155 or 5% during the quarter. Further excluding the $71 adverse impact of foreign currency fluctuations, our sales decreased $84 or less than 3%. Our U.S. sales declined $307 or 14% versus 1999. Excluding the net effect of acquisitions and divestitures, U.S. sales were down $184 or 8%.

      Overall sales outside the U.S. rose $35 with $6 attributable to the net effect of acquisitions and divestitures. Changes in foreign currency exchange rates since the third quarter of 1999 prevented further improvement, especially in Europe where strengthening of the dollar adversely affected sales by nearly $62 for the quarter. Hardest hit were Germany ($20), the UK ($10) and Italy ($10). Asia Pacific incurred $8 of its $9 in adverse currency impact in Australia. In our South American region, the sales boost from a stronger Brazilian real was offset by weakness in the Columbian peso and South African rand.

      Sales by region for the third quarter are as follows.

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

North America	$2,458	$2,156	(12)	(7)

Europe	465	440	(5)	(8)

South America	141	158	12	23

Asia Pacific	63	101	59	48

      Sales in North America were down $302 or 12% for the quarter, with divestitures accounting for $123 of the change. The Canadian and Mexican currencies generally stayed even with the U.S. dollar in the third quarter, adding $1 of positive impact. European sales improved in local currency, boosted by $13 of net effect of acquisitions and divestitures, but weakening of the euro and pound caused a $62 adverse impact. The region ended with a $25 net decrease in sales. South American sales were up more than 12% as currency changes had no material effect; however, sales increased 23% after excluding the effect of divestitures. Sales in the Asia Pacific region rose $38 in the quarter. Excluding acquisitions and divestitures, sales in the region increased $31 due mainly to our new modular business in Australia.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2000 vs Third Quarter 1999)

      We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Heavy Truck Group (HTG), Engine Systems Group (ESG), Fluid Systems Group (FSG), Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). “Other” represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

      Our sales by segment for the third quarter are shown in the following table.

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

Automotive Systems Group	$1,031	$1,089	6	2

Automotive Aftermarket Group	756	693	(8)	(7)

Heavy Truck Group	461	345	(25)	(18)

Engine Systems Group	314	302	(4)	(4)

Fluid Systems Group	283	266	(6)	(6)

Off-Highway Systems Group	189	150	(21)	(6)

Other	93	10	(89)

      ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, increased its sales by $58 or 6% in the third quarter. Modular and axle sales remained strong in Asia Pacific where sales increased $50 or 124%. The $35 effect of the GKN acquisition helped offset the impact of a weakening euro as Europe showed a $37 or 37% increase. The North American operations showed a $38 or 5% decrease as production was curtailed on a number of vehicles with significant Dana content, including Ford Explorer, Jeep® Grand Cherokee and GM full-size vans. Sales in South America increased $10.

      AAG, which is primarily responsible for the distribution side of the automotive business, had another difficult quarter. North American sales, which comprise more than 80% of total sales for this SBU, were down $52 or 8% with $12 attributable to divestitures. Sales in Europe declined $14 or 15% as currency weakness trimmed nearly $11 from the total and the related markets remained soft. South America registered the only regional gain within AAG as sales increased a modest $4.

      HTG sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. Sales for this SBU are predominantly in the North American market, where sales declined $108 or 25% in the second quarter. Divestitures accounted for $27 of the reduction but steep production cuts were the largest factor as heavy truck manufacturers continued efforts to reduce their finished inventory. An $8 sales decline in Asia Pacific was due mainly to a divestiture earlier this year.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2000 vs Third Quarter 1999)

      ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. Overall sales for this segment decreased $12 from the comparable period in 1999. Sales in Europe increased in local currency but declined $10 or 9% after considering the $14 lost to currency effects. Sales were down 2% in North America but improved a modest $2 in South America.

      FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, experienced a sales decrease of $17 or 6% in the third quarter. Downturns in the heavy truck and replacement parts sectors had the largest impact in North America and a divestiture caused a $2 decline. Adverse currency effects accounted for $4 of the $6 decline in Europe. Sales in South America advanced $2 in the quarter.

      OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, registered a quarterly sales decline of $39 or 21% versus 1999. The segment overall was flat, however, after factoring in the $28 decline due to the Gresen divestiture, which affected North America and South America, and $11 of currency devaluation in Europe.

      Sales in the “Other” category were down compared to 1999 due to the sale of most of the Warner Electric businesses at the end of February 2000.

      Revenue from lease financing and other income increased $3 in the third quarter of 2000. Lease financing income in 2000 increased $9 versus 1999, but this improvement was partly offset by lower interest income and a $4 adverse swing in the net foreign currency transaction gains and losses.

      Gross margin for the third quarter was 13.6%, compared to 18.0% in 1999. Several of our SBUs were adversely affected by the severe cutbacks by OEMs in the production of heavy trucks and the unscheduled cutbacks in the production of light trucks, including several models with significant Dana content. Softness in the aftermarket continues to affect our profitability. The greatest deterioration has been in the ASG, where changes in production schedules for both light and heavy trucks has affected sales volume and our ability to absorb overhead costs, and in the AAG, where we continue our efforts to integrate new warehouses and systems and to scale back excess capacity. HTG experienced a dramatic slowdown in its North American market and FSG is incurring startup costs in Mexico.

      Selling, general and administrative expenses (SG&A) declined $8 in the third quarter of 2000. Acquisitions and divestitures represented a net reduction of $18. This reduction was largely offset by the increase at ASG, which totaled $9 after considering increases due to acquisitions; DCC increased $3. AAG was flat after considering divestiture and currency impacts. HTG and OHSG experienced modest declines due to divestitures while FSG and ESG, combined, decreased $8. On a regional basis, all regions experienced decreases in absolute dollars, with currency fluctuations contributing a $3 reduction. The overall ratio of SG&A expense to sales increased six-tenths of a percent.

      Operating margin for the third quarter of 2000 was 3.8% compared to 8.8% for the same period in 1999 for the reasons stated above.

      Interest expense increased $13 over last year, reflecting both higher average debt levels and higher interest rates.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2000 vs Third Quarter 1999)

      The effective tax rate in the third quarter of 2000 is not meaningful given the limited amount of income before income taxes. The final adjustments related to the divestiture of Midland Grau by the former Echlin Inc. were recorded in August 2000. These adjustments reduced other income by a net $10 but included a $10 tax benefit. The tax-free nature of the divestiture gain in Brazil was another significant component of the favorable tax rate. The effective tax rate approximated 35% in 1999. Dana has benefited from state tax incentives in both years.

      Equity in earnings of affiliates was $5 higher in 2000, reflecting increases in Mexico.

      We reported third quarter earnings in 2000 of $29. This total includes $61 of operating income and $32 of net nonrecurring expenses related to our divestitures and restructuring and integration activities. In 1999 we reported earnings of $162 and operating income of $173 with $11 of nonrecurring expense, also related to our restructuring and integration activities. As discussed above, the major causes of the reduction in operating income were sharp declines in the production of heavy trucks, costs associated with unscheduled production cutbacks in light trucks and softness in the automotive aftermarket in North America coupled with continued systems integration issues encountered in consolidating AAG’s Engine Controls Division warehouse network.

Results of Operations (Nine Months 2000 vs. Nine Months 1999)

      During the last year, we made seven divestitures and four acquisitions. The net effect was to reduce sales for the first nine months of 2000 by $307 and net income by $11, excluding the gains recognized on these divestitures.

      Sales by region for the first nine months were as follows:

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

North America	$7,760	$7,410	(5)	(1)

Europe	1,553	1,501	(3)	(7)

South America	418	427	2	15

Asia Pacific	184	263	43	48

      Sales in North America declined $350 with the net effect of acquisitions and divestitures accounting for $299 of that change. The light truck and SUV markets began the year strong, as did the medium truck market, but production curtailments in the third quarter have had a significant effect on year-to-date sales. The heavy truck market was strong until the latter part of the second quarter when heavy truck manufacturers’ build rates were substantially reduced. Further reductions occurred in the third quarter. Weakness in the aftermarket resulted in a $69 drop in sales on a comparative basis; divestitures accounted for another $37.

      Sales in Europe were down $52 as organic growth and a $53 benefit from acquisitions net of divestitures were more than offset by a $173 adverse currency impact. Hardest hit were Germany and Italy.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2000 vs Nine Months 1999)

      The $9 increase in sales in South America occurred despite the net loss of $53 of sales due to acquisitions and divestitures and $8 resulting from currency impact. Sales increases in our modular business provide further evidence that the economic situation in the region is stabilizing. The sales increase in the Asia Pacific region was primarily due to the new modular product sales in Australia.

      Sales by segment for the first nine months are shown in the following table.

				% Change Excluding
				Acquisitions &
	1999	2000	% Change	Divestitures

Automotive Systems Group	$3,329	$3,589	8	5

Automotive Aftermarket Group	2,326	2,174	(7)	(5)

Heavy Truck Group	1,424	1,310	(8)	(3)

Engine Systems Group	997	1,007	1	1

Fluid Systems Group	925	893	(3)	(3)

Off-Highway Systems Group	619	536	(13)	(2)

Other	295	92	(69)

      ASG sales increased 8% in the first nine months of 2000 with the net effect of acquisitions contributing 2% of the improvement. North America benefited from continuing strong demand for light trucks and SUVs in the first half of the year but the third quarter brought about significant reductions in production. The major OEMs reduced production for a variety of reasons, including high inventory levels and curtailed production in relation to a major tire recall. Total ASG North American sales, which are nearly 80% of this segment’s sales, increased 2% over 1999 with no acquisition/divestiture impact. The newly acquired driveshaft operations helped this SBU achieve 28% growth in Europe despite $19 of adverse currency effects. Asia Pacific also demonstrated significant growth as a result of new modular business in Australia, improving $110 or 94% in the period. The effect of divesting the South American driveshaft operations has now been offset by an increase in modular sales, resulting in a modest $3 or 1% increase.

      AAG sales declined 6% and 15% in North America and Europe, respectively, the two regions that comprise 95% of its sales. The divestiture of Sierra International, Inc. near the end of 1999 was responsible for nearly one-third of the decline in North American sales while weakening of the euro and British pound accounted for $28 of the drop in Europe.

      HTG sales for the nine-month period were down $114 or 8% overall. Sales lost due to divestitures of $72 were compounded by the impact of significant cutbacks in production schedules by heavy truck manufacturers. These cutbacks began near the end of the second quarter as higher fuel costs and a large supply of used trucks slowed sales at a time when production was still near record levels.

      ESG increased its sales $10 or 1% for the first three quarters of 2000 versus the 1999 level. North American sales benefited from a strong performance at its bearings operations, which ended the period 12% ahead of last year. In Europe, a $40 adverse currency impact more than offset the improvement in bearings sales. Sealing and engine product sales improvement helped South America register a modest increase of $2.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2000 vs Nine Months 1999)

      FSG sales dropped $32 in the first nine months of 2000 with $6 of the change resulting from a divestiture in North America. In Europe, sales declined $8 after absorbing $11 of adverse currency effects. Sales increased $1 in South America and were flat in Asia Pacific.

      OHSG’s ongoing sales in North America were $7 above last year. The divestiture of the Gresen operations in January 2000 affected the year on year comparison by $66, resulting in a 19% decline for the region. European sales also experienced organic growth; however, negative currency impacts of $36 left the region with an overall 8% decrease.

      The decline in “Other” sales is attributable to the divestiture of most of the Warner Electric businesses in February 2000.

      Other income for the first nine months of 2000 includes $179 of gains recognized on the divestiture of the Gresen Hydraulics businesses, our constant velocity (CV) joint businesses, most of the Warner Electric businesses and our Commercial Vehicle Cab Systems Group. In addition, the $10 net charge related to final settlement of the Midland Grau divestiture was recorded in the third quarter, bringing to $169 the total of net nonrecurring income included in other income. These items affected net income by $108 after income taxes.

      Operating margin for the nine-month period was 6.5% compared to 8.7% in 1999. ASG dropped more than two percentage points and AAG declined by more than five percentage points. HTG and FSG both declined by more than one percentage point, while ESG was down one-third of a percentage point. Only OHSG experienced an improvement in operating margin – nearly one-third of a percentage point – over the prior year. North America turned in the poorest regional performance, declining nearly three percentage points, followed by a decline in Europe of slightly more than one-half of a percentage point. Asia Pacific improved by five percentage points after incurring significant startup costs in 1999 and South America improved nearly one percentage point, further evidence of having adjusted to difficult economic conditions first presented early in 1999.

      Interest expense increased $32 over the first nine months of 1999 due to the combined effect of higher debt levels at both Dana and DCC and an increase in interest rates.

      The effective tax rate in the first nine months of 2000 was 35% compared to 36% in 1999. The effective rate in 2000 was lower due in part to favorable tax treatment of gains realized on the sale of our CV joint operation in Brazil. State tax incentives also reduced the rate in both years.

      Equity in earnings of affiliates was $6 higher in the first nine months of 2000 as the increase in equity earnings of several investments more than offset the impact of lower profits from an affiliate in Venezuela.

      Minority interest in net income of consolidated subsidiaries increased $2 in the first nine months of the year with the largest change occurring in Taiwan. The minority interest in the gain recognized by Albarus S.A. on the sale of its interest in one of its affiliates was generally offset by the absence of the minority interest’s participation in operating earnings.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2000 vs Nine Months 1999)

      We reported profit of $418 in the first nine months of 2000 compared to $513 in 1999. The comparisons include net nonrecurring income of $43 in 2000, consisting of the $108 of items included in other income and the $65 of after-tax charges related to our restructuring and integration efforts. Net income included a net nonrecurring, after-tax charge of $21 in 1999.

Market Trends

      The North American heavy truck build rate declined abruptly near the end of the second quarter, from an estimated 175,000 units in the first half of 2000 to a projected rate of only 85,000 for the second half. The reduced production is helping bring manufacturers’ inventory in line with sales, but the factors that helped cause the excess inventory earlier in the year – higher fuel costs, a shortage of drivers and a large supply of used trucks – are expected to keep production through 2001 near or slightly below present levels. The passenger car and light truck annualized build rate began the year at 18,600,000 units. Production levels have declined to where 2000 production is now projected to finish in the mid-17 million range. While this represents a very strong level of production, we have been affected by recent production cuts on SUVs and light trucks that have high Dana content. Sales incentives offered by OEMs are expected to boost sales volume through the end of the year, but these efforts will primarily affect existing inventory at dealers rather than demand for manufacturer production. We expect 2001 sales of SUVs and light trucks to remain strong; however, we believe the industry consensus passenger car and light truck build rate of 17.2 million to be overly optimistic.

      The automotive aftermarket continues to experience soft demand in North America and Europe, and currency stability remains a concern in the latter region. South American operations continue to show modest improvement. While operations in our Asia Pacific region are growing their sales volume, start-up costs will continue to impact their earnings.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors including changes in business relationships with our major customers, competitive pressures on sales and pricing, increases in production or material costs that cannot be recouped in product pricing, performance of the global automotive aftermarket sector, international economic conditions, longer than anticipated delays in consolidating AAG’s Engine Controls warehouse network, softening of demand for SUVs and light and medium trucks, further softening of demand for heavy trucks, off-highway agricultural and structural products, and the relative strength of the euro and other currencies.

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

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: November 3, 2000	/s/ Robert C. Richter

Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

3-B	By-Laws, effective October 16, 2000	Filed with this Report

10-C(1)	First Amendment to Excess Benefits Plan	Filed with this Report

27	Financial Data Schedules	Filed with this Report