Form 10-K
period 2000-12-31
DANA CORP
filed 2001-03-01
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000	Commission file number	1-1063

DANA CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1 par value	New York Stock Exchange and Pacific Exchange

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
Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 16, 2001 was approximately $2,570,000,000.

There were 147,926,157 shares of registrant’s Common Stock, $1 Par Value, outstanding at February 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

	Document	Where Incorporated
1.	Proxy Statement for Annual Meeting of Shareholders to be held on April 4, 2001.	Part III

2.	Annual Report to Shareholders for year ended December 31, 2000.	Parts I, II, IV

The Exhibit Index is located at pages 19 - 20 of the sequential numbering system.

1

INDEX

DANA CORPORATION — FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2000

10-K Pages
Cover	1
Index	2

Part I

Item 1 — Business	3-8

Item 2 — Properties	9

Item 3 — Legal Proceedings	9

Item 4 — Submission of Matters to a Vote of Security Holders	9

Part II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters	10

Item 6 — Selected Financial Data	10

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 7A — Quantitative and Qualitative Disclosures About Market Risk	10

Item 8 — Financial Statements and Supplementary Data	10

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	10

Part III
Item 10 — Directors and Executive Officers of the Registrant	11

Item 11 — Executive Compensation	11

Item 12 — Security Ownership of Certain Beneficial Owners and Management	11

Item 13 — Certain Relationships and Related Transactions	11

Part IV

Item 14 — Exhibits, Financial Statement Schedules and Reports on Form 8-K	12-19

Signatures	20-21

PART I

ITEM 1 — BUSINESS

      Dana Corporation was incorporated in 1905. Today, we are one of the world’s largest independent suppliers of components and systems to vehicular manufacturers and the related aftermarkets. We are also a leading provider of lease financing services in selected markets through our wholly-owned subsidiary, Dana Credit Corporation (DCC).

      Our operations are organized into the following seven market-focused Strategic Business Units (SBUs):

•	Automotive Systems Group (ASG) — This group produces light duty axles, driveshafts, structural products (such as engine cradles and frames), transfer cases, original equipment brakes and integrated modules and systems for the light vehicle market and driveshafts for the heavy truck market. The group has 127 facilities and employs 24,100 people in 21 countries. Its three largest customers, Ford Motor Company (Ford), DaimlerChrysler AG (DaimlerChrysler) and General Motors Corporation (GM), helped it attain sales of $4.6 billion in 2000.

•	Automotive Aftermarket Group (AAG) — The AAG sells hydraulic brake components and disc brakes for light vehicle applications, internal engine hard parts, chassis products and a complete line of filtration products for a variety of applications worldwide. In addition, it sells electrical, brake, power transmission, steering and suspension system components in the United Kingdom and continental Europe. The AAG has 129 facilities and 20,100 people in 24 countries. In 2000, its sales were $2.9 billion and its three largest customers were Genuine Parts Company, General Parts, Inc. and Parts Plus.

•	Heavy Truck Group (HTG) – The HTG, a major global supplier to the medium and heavy truck markets, produces heavy axles and brakes, drivetrain components, trailer products and power take-off units. It also assembles modules and systems for heavy trucks. The group has 25 facilities in 7 countries. In 2000, this group recorded sales of $1.6 billion while employing 5,300 people. Its largest customers were Renault V.I./Mack Trucks, Inc., PACCAR Inc and Navistar International Corporation.

•	Engine Systems Group (ESG) — This group serves the automotive, light to heavy truck, leisure and outdoor power equipment and industrial markets (including nearly every major engine manufacturer in the world and related aftermarkets) with sealing products, internal engine hard parts, electronic modules and sensors. The group has 91 facilities and 14,900 people in 19 countries. In 2000, its sales were $1.3 billion and its three largest customers were Ford, GM and DaimlerChrysler.

•	Fluid Systems Group (FSG) — This group manufactures an extensive line of products focused on the pumping, routing and thermal management of fluid systems for a wide range of applications, including passenger cars, heavy trucks, sport and leisure vehicles and off-highway applications. Its products include an extensive line of rubber hose and fluid products and management systems. FSG has 54 facilities and 10,000 people in 7 countries. Its 2000 sales were $1.2 billion to a customer base led by Ford, DaimlerChrysler and Visteon Corporation (Visteon).

•	Off-Highway Systems Group (OHSG) — This group produces axles and brakes, transaxles, power-shift transmissions, torque converters and electronic controls. These products serve the construction, agriculture, mining, specialty chassis, outdoor power, material handling, forestry and leisure/utility equipment markets. OHSG has 14 facilities and 3,600 people in 6 countries. Its 2000 sales were nearly $700 million and Deere & Company, Textron Inc. and Manitou S.A. were its three largest customers.

•	Leasing Services — DCC and its subsidiaries provide leasing services to selected markets in the U.S., Canada, the United Kingdom and continental Europe. DCC’s key products are middle ticket and capital markets leasing and other finance products. It also provides asset and real property management services. DCC has 8 facilities in three countries and employs approximately 300 people.

      This SBU alignment reflects the SBU structure at the end of 2000. Several changes were made to the SBUs during 2000, the most significant of which was the shifting of our fluid handling products operations from the ESG to the FSG. You can find more information in “Note 13. Business Segments” on pages 33-35 of our 2000 Annual Report.

ACQUISITION AND DIVESTITURE SUMMARY

      We completed several divestitures in 2000. The divested operations included Gresen Hydraulics and portions of our constant velocity (CV) joint business in January, most of Warner Electric in February and Commercial Vehicle Cab Systems in March. A number of strategic acquisitions and investments also closed in 2000, including the cardan-jointed driveshaft business of GKN plc in January, the automotive axle manufacturing and stamping operations of Invensys plc in July and equity interests in GETRAG, a manufacturer of transmissions, transaxles, axles and other automotive components operating in Europe and North America in November. See “Note 18. Acquisitions” on page 37 and “Note 19. Divestitures” on page 38 of our 2000 Annual Report for more information about these transactions.

      We also continued integrating the AAG warehouse operations obtained as part of the Echlin merger. See “Note 20. Restructuring of Operations” on page 39 of our 2000 Annual Report for more information about these activities.

STRATEGY

      During 2000, we introduced Transformation 2005, a strategic plan that focuses on our foundation businesses, our basic markets and the company-wide services that support our people. Aligned with our foundation businesses are our core products, each of which is a leader in the markets it serves. The markets we support are automotive, commercial vehicle and off-highway and each consists of original equipment (OE) production, OE service and aftermarket segments. Supporting services include systems integration, logistics, training and customer support, information systems, advanced technical innovation and leasing services.

      Our objectives include aligning these products, markets and services to best serve our customers by offering a broader range of technology, a global presence, greater flexibility and quicker speed to market, all at competitive pricing. Additional objectives include increasing capital efficiency and product innovation and implementing our employee initiatives and training throughout our global organization.

GEOGRAPHICAL AREAS

      We maintain administrative organizations in four regions – North America, Europe, South America and Asia Pacific – to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support the seven SBUs.

      Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific

Canada	Austria	Netherlands	Argentina	Australia

Mexico	Belgium	Poland	Brazil	China

United States	Czech	Russia	Colombia	Indonesia

	Republic	Slovakia	South Africa	Japan

	France	Spain	Uruguay	Singapore

	Germany	Sweden	Venezuela	South Korea

	Hungary	Switzerland		Taiwan

	India	Turkey		Thailand

	Ireland	United

	Italy	Kingdom

      Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those produced in the U.S. In addition to normal business risks, operations outside the U.S. are subject to others such as changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

      Consolidated non-U.S. sales were $3.8 billion, or 31% of our 2000 sales. Including U.S. exports of $832 million, non-U.S. sales accounted for 37% of 2000 consolidated sales. Non-U.S. net income was $117 million, or

35% of consolidated 2000 net income. In addition, there was $32 million of equity in earnings of non-U.S. affiliates in 2000.

      You can find more information about regional operating results in “Note 13. Business Segments” on pages 33 - 35 of our 2000 Annual Report.

CUSTOMER DEPENDENCE

      We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our attention to quality, delivery and service has been recognized by numerous customers who have awarded us with supplier quality awards. Ford and DaimlerChrysler were the only individual customers accounting for more than 10% of our consolidated sales in 2000. We have been supplying products to these companies and their subsidiaries for many years. Sales to Ford, as a percentage of total sales, were 15%, 16% and 19% in 1998, 1999 and 2000, and sales to DaimlerChrysler were 13%, 14% and 14%. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

PRODUCTS

      The following table presents our relative sales by product for the last three years:

	Percentage of Consolidated Sales

	1998	1999	2000

Types of Products

Axle	32%	32%	33%

Driveshaft	9	8	9

Brake	9	9	9

Other engine	9	9	9

Fluid systems	8	8	8

Structural	6	6	7

Bearings and sealing	4	6	7

Filtration	4	4	5

	81	82	87

Other	19	18	13

	100%	100%	100%

      We do not consider our leasing service revenue to be sales and none of our other products individually accounts for 10% of sales.

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

BACKLOG

      Generally, our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and many of our products are available from more than one facility. We believe that our production capacity is adequate to handle current requirements and we regularly review anticipated changes in our product lines to determine when modifications of capacity may be needed.

COMPETITION

      We compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include Visteon and Delphi Automotive Systems Corp., large parts manufacturers that previously were vertically-integrated units of Ford and General Motors, two of our original equipment (OE) customers, and a number of other U.S. and non-U.S. suppliers. Our traditional U.S. OE customers, facing substantial foreign competition, have expanded their worldwide sourcing of components to better compete with lower cost imports. In addition, these customers have been shifting research and development, design and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. We have established operations throughout the world to enable us to meet these competitive challenges and to be a strong global supplier of our core products.

      In the area of leasing services, we compete in selected markets with various international, national and regional leasing and finance organizations.

PATENTS AND TRADEMARKS

      Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the markets which we serve. Throughout these product lines, we manufacture and sell our products under a number of patents which have been obtained over a period of years and expire at various times. We consider each of them to be of value and aggressively protect our rights throughout the world against infringement. Because we are involved with many product lines, the loss or expiration of any particular patent would not materially affect our sales and profits.

      We own or have licensed numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer®, Parish®, Perfect Circle®, Victor Reinz®, Wix®, Weatherhead®, Boston®, Raybestos®, Aimco®, Clevite®, Glacier® and Vandervell® trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

      Our objective is to be the leader in offering superior quality, technologically advanced products and systems to our customers at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

      In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of existing products and to design and develop new products for existing and new applications. Our spending on engineering, research and development and quality control programs was $275 million in 1998, $290 million in 1999 and $287 million in 2000.

EMPLOYMENT

      Our worldwide employment (including consolidated subsidiaries) was approximately 79,300 at December 31, 2000.

ENVIRONMENTAL COMPLIANCE

      We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2000. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 of our 2000 Annual Report.

EXECUTIVE OFFICERS

      This table contains information about our current executive officers. Unless otherwise indicated, all positions are with Dana. The first five officers listed are the members of Dana’s Policy Committee.

Name and Age	Present Position(s)	Other Positions During Past 5 Years

J. M. Magliochetti (58)	Chairman of the Board of Directors since 2000; Chief Executive Officer since 1999; Chief Operating Officer since 1997; Director and President since 1996	None

R. C. Richter (49)	Chief Financial Officer since 1999; Vice President since 1997	Vice President — Finance and Administration, 1998-99; Vice President – Administration, 1997-98; General Manager – Perfect Circle Sealed Power Europe, 1997; Vice President and General Manager - Perfect Circle Europe, 1994-97

W. J. Carroll (56)	President - Automotive Systems Group since 1997	President — Diversified Products & Distribution, 1996-97; President - Dana Distribution Service Group, 1995-97; President – DTF Trucking, 1985-97; Chairman of the Board of Dana Canada Inc. (a wholly-owned Dana subsidiary), 1995-97; President of Dana Canada Inc., 1993-97

M. A. Franklin, III (53)	President — Dana International & Global Initiatives since 2000	President — Dana International, 1997-2000; President — Dana Europe, 1993-97

E. J. Shultz (56)	Chairman and President — Dana Credit Corporation since 1995	None

R. L. Clayton (40)	President — Heavy Truck Group since 1998	Vice President — Heavy Truck Components Group, 1997-98; Vice President and General Manager - Spicer Heavy Axle & Brake Division, 1996-97; General Manager – Spicer Clutch Division, 1995-96

B. N. Cole (58)	President - Off-Highway Systems Group since 1997	President – Structural Components Group, 1995-97

M. L. DeBacker (54)	Vice President, General Counsel and Secretary since 2001	Vice President, 1994-2001; Assistant General Counsel, 1986-2000

R. R. Filcek (48)	Vice President - Finance since 1999	Executive Vice President and Chief Financial Officer of Dana Credit Corporation, 1995-99

C. F. Heine (48)	President – Engine Systems Group since 1998	President — Dana Asia Pacific, 1996-98

Name and Age	Present Position(s)	Other Positions During Past 5 Years

C. W. Hinde (62)	Vice President and Chief Accounting Officer since 1992; Assistant Treasurer since 1986	None

J. M. Laisure (49)	President – Fluid Systems Group since 2000	Group Vice President — Fluid Systems Group, 1999-2000; Vice President, Modules and Systems Group, 1994-99

T. R. McCormack (50)	President – Automotive Aftermarket Group since 2000	Vice President and General Manager of Wix Division, 1998-2000; President of Wix Worldwide Filtration, 1998-2000; Vice President and General Manager of Dana Distribution Service Division, 1995-98

J. I. Melgar (53)	President – Automotive Axle Products since 2000	Vice President — Automotive Axle Products, 2000; Vice President, Driveshaft Products, 1997-2000; Executive President, Metalcon (a Dana affiliate in Venezuela, now known as Danaven), 1993-97

K. P. Moyer (43)	Vice President and Director of e-Business since 2000	President of Dana Asia Pacific, 1998-2000; President of Capital Group, Dana Commercial Credit Corporation, 1995-1998

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

ITEM 2 — PROPERTIES

      As shown in the following table, we have more than 450 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease certain manufacturing facilities and most of our smaller distribution outlets and financial service branches and offices.

Dana Facilities by Geographic Region

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Manufacturing	166	70	39	11	286

Distribution	42	17	39	3	101

Service branches, offices	51	12	5	4	72

Total	259	99	83	18	459

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the New York Stock Exchange and Pacific Exchange. On February 16, 2001, there were 35,620 shareholders of record.

      Dividends have been paid on our common stock every year since 1936. Quarterly dividends have been paid since 1942.

      You can find more information in “Shareholders’ Investment” on page 50 of our 2000 Annual Report.

ITEM 6 — SELECTED FINANCIAL DATA

      You can find selected financial data related to Dana in “Financial Highlights” under “Eleven-Year History” on page 51 of our 2000 Annual Report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You can find “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-46 of our 2000 Annual Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Marketable Securities” under “Note 1. Summary of Significant Accounting Policies” on page 27, in “Note 7. Interest Rate Agreements” on page 29 and in “Note 16. Fair Value of Financial Instruments” on page 37 of our 2000 Annual Report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      You can find our financial statements and the report by PricewaterhouseCoopers LLP dated February 2, 2001, on pages 21-39 and “Unaudited Quarterly Financial Information” under “Shareholders’ Investment” on page 50 of our 2000 Annual Report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

- None -

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      You can find general information about our directors under “Election of Directors” on pages 1-3 in our 2001 Proxy Statement and information about our executive officers in Part I, Item 1 of this Form 10-K.

      You can find information about the filing of reports by our directors, officers and 10% stockholders under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 in our 2001 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

      You can find information about executive compensation in the following sections of our 2001 Proxy Statement: “Compensation” on page 4 under “The Board and its Committees,” “Executive Compensation” on pages 7-12 and “Compensation Committee Report on Executive Compensation” on pages 13-15.

      You can find information about our stock performance under “Comparison of Five-Year Cumulative Total Return” on page 16 of our 2001 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      You can find information about the stock ownership of our directors, officers and 5% stockholders under “Stock Ownership” on pages 5-6 of our 2001 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      You can find information about transactions between Dana and our directors, officers and 5% stockholders under “Other Transactions” on pages 16-17 of our 2001 Proxy Statement.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Annual Report
			Pages

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements:

		Report of Independent Accountants	21

		Statement of Income for each of the three years in the period ended
		December 31, 2000	22

		Balance Sheet at December 31, 1999 and 2000	23

		Statement of Cash Flows for each of the three years in the period ended
		December 31, 2000	24

		Statement of Shareholders’ Equity for each of the three years in the period
		ended December 31, 2000	25

		Notes to Financial Statements	26 - 39

		Unaudited Quarterly Financial Information	50

			10-K Pages

	(2)	Financial Statement Schedule:

		Report of Independent Accountants on Financial Statement Schedule for the
		three years ended December 31, 2000	13

		Valuation and Qualifying Accounts and Reserves (Schedule II)	14 - 16

		Supplementary Information — Commitments and Contingencies	17

		All other schedules are omitted because they are not applicable or the required
		information is shown in the financial statements or notes thereto.
	(3)	Exhibits listed in the “Exhibit Index”	18 - 19

		Exhibits Nos. 10-A through 10-K are management contracts or compensatory
		plans or arrangements required to be filed pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K

	None

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated February 2, 2001 appearing in the 2000 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Toledo, Ohio
February 2, 2001

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustments
			Trade accounts	arising
			receivable	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –

December 31, 1998	$33,942,000	$20,694,000	$(16,698,000)	$2,516,000	$40,454,000

December 31, 1999	40,454,000	15,521,000	(11,407,000)	(752,000)	43,816,000

December 31, 2000	43,816,000	26,467,000	(28,893,000)	580,000	41,970,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustments
				arising from
			Amounts	change in
	Balance at	Additions	"written off"	currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items (1)	period

Year ended –

December 31, 1998	$52,653,000	$20,117,000	$(10,561,000)	$(29,537,000)	$32,672,000

December 31, 1999	32,672,000	8,172,000	(6,000)	—	40,838,000

December 31, 2000	40,838,000	8,421,000	(6,548,000)	(15,000)	42,696,000

(1)	Other items in 1998 include $(28,889,000) from the sale of the Technology Leasing Group portfolio.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

				Adjustments
				arising
			Amounts	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –

December 31, 1998	$30,400,000	$28,800,000	—	—	$59,200,000

December 31, 1999	59,200,000	24,000,000	—	—	83,200,000

December 31, 2000	83,200,000	24,000,000	$(5,100,000)	—	102,100,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

      We are a party to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. You can find additional information in “Note 17. Commitments and Contingencies” on page 37 of our 2000 Annual Report.

      With respect to environmental claims, we are involved in investigative and/or remedial efforts at a number of locations, including “on-site” activities at currently or formerly owned facilities and “off-site” activities at “Superfund” sites where we have been named as a potentially responsible party. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-46 of our 2000 Annual Report.

      With respect to product liability claims, we are named in proceedings involving alleged defects in our products. Such proceedings currently include a large number of claims (most of which are for relatively small damage amounts) based on alleged asbestos-related personal injuries. At December 31, 2000, approximately 70,000 such claims were outstanding, of which approximately 33,000 were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the indemnity costs and the legal and administrative expenses for these claims. You can find additional information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-46 of our 2000 Annual Report.

EXHIBIT INDEX

No.	Description	Method of Filing

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, effective October 16, 2000	Filed by reference to Exhibit 3-B to our Form 10-Q for the quarter ended September 30, 2000

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and ChemicalMellon Shareholder Services, L.L.C., Rights Agent	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B of our Registration Statement No. 333-42239 filed December 15, 1997

4-D	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-E	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-F	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-G	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

10-A	Additional Compensation Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 3, 2000

10-B	1997 Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 1999

10-B(1)	First Amendment to 1997 Stock Option Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 2, 2001

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

No.	Description	Method of Filing

10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-D	Director Deferred Fee Plan	Filed by reference to Exhibit B to our Proxy Statement dated February 28, 1997

10-D(1)	First Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(1) to our Form 10-Q for the quarter ended March 31, 1998

10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(2) to our Form 10-K for the year ended December 31, 1998

10-E	Employment Agreement between Dana and J.M. Magliochetti	Filed with this Report

10-F	Change of Control Agreement between Dana and W.J. Carroll. There are substantially similar agreements with R.L. Clayton, B.N. Cole, M.A. Franklin, C.F. Heine, J.M. Laisure, R.C. Richter, and E.J. Shultz	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997

10-G	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and J.M. Magliochetti. There are substantially similar agreements with W.J. Carroll, M.A. Franklin, and E.J. Shultz.	Filed with this Report

10-H	Supplemental Benefits Plan	Filed by reference to Exhibit 10-K to our Form 10-K for the year ended December 31, 1998

10-I	1999 Restricted Stock Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 1999

10-J	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-K	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

13	Those sections of our 2000 Annual Report that are referred to in this Form 10-K	Filed with this Report

21	Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION

(Registrant)

Date:	March 1, 2001	By:	/s/ Michael L. DeBacker

Michael L. DeBacker, Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 1, 2001	/s/ Joseph M. Magliochetti

Joseph M. Magliochetti, Chairman of the Board

Date:	March 1, 2001	/s/ Robert C. Richter

Robert C. Richter, Chief Financial Officer

Date:	March 1, 2001	/s/ Charles W. Hinde

Charles W. Hinde, Chief Accounting Officer

Date:	March 1, 2001	*/s/ B.F. Bailar

B.F. Bailar, Director

Date:	March 1, 2001	*/s/ A.C. Baillie

A.C. Baillie, Director

Date:	March 1, 2001	*/s/ E.M. Carpenter

E.M. Carpenter, Director

Date:	March 1, 2001	*/s/ E. Clark

E. Clark, Director

Date:	March 1, 2001	*/s/ G.H. Hiner

G.H. Hiner, Director

Date:	March 1, 2001	*/s/ M.R. Marks

M.R. Marks, Director

Date:	March 1, 2001	*/s/ R.B. Priory

R.B. Priory, Director

Date:	March 1, 2001		*/s/ F.M. Senderos

F.M. Senderos, Director

		*By:	/s/ Michael L. DeBacker

Michael L. DeBacker, Attorney-in-Fact