Form 10-Q
period 2001-03-31
DANA CORP
filed 2001-05-04
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes   X    No

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2001

Common stock of $1 par value	147,934,696

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

			Page Number

Cover			1

Index			2

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheet
		December 31, 2000 and
		March 31, 2001	3

		Statement of Income
		Three Months Ended
		March 31, 2000 and 2001	4

		Condensed Statement of Cash Flows
		Three Months Ended
		March 31, 2000 and 2001	5

		Notes to Condensed Financial Statements	6-8

	Item 2.	Management’s Discussion and Analysis
		of Financial Condition and Results
		of Operations	9-15

	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	16

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 4.	Submission of Matters to a Vote of
		Security Holders	17

	Item 6.	Exhibits and Reports on Form 8-K	18

Signature			19

PART I. FINANCIAL INFORMATION

ITEM 1.

DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	December 31, 2000	March 31, 2001

Assets

Current assets

Cash and marketable securities	$179	$150

Accounts receivable

Trade	1,548	1,744

Other	318	376

Inventories

Raw materials	436	388

Work in process and finished goods	1,128	1,057

Other current assets	714	568

Total current assets	4,323	4,283

Property, plant and equipment, net	3,509	3,388

Investments and other assets	2,367	2,338

Investment in leases	1,037	1,063

Total assets	$11,236	$11,072

Liabilities and Shareholders’ Equity

Current liabilities

Notes payable, including current portion of long-term debt	$1,945	$2,111

Accounts payable	1,015	1,255

Accrued payroll and employee benefits	398	340

Other accrued liabilities	856	666

Taxes on income	117	145

Total current liabilities	4,331	4,517

Deferred employee benefits and other noncurrent liabilities	1,507	1,573

Long-term debt	2,649	2,422

Minority interest in consolidated subsidiaries	121	121

Shareholders’ equity	2,628	2,439

Total liabilities and shareholders’ equity	$11,236	$11,072

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended March 31

	2000	2001

Net sales	$3,468	$2,731

Revenue from lease financing and other income	217	22

	3,685	2,753

Costs and expenses

Cost of sales	2,902	2,443

Selling, general and administrative expenses	299	261

Restructuring and integration charges	19	22

Interest expense	79	85

	3,299	2,811

Income (loss) before income taxes	386	(58)

Estimated taxes on income	(148)	24

Minority interest	(4)	(2)

Equity in earnings of affiliates	11	9

Net income (loss)	$245	$(27)

Net income (loss) per common share

Basic	$1.55	$(0.18)

Diluted	$1.54	$(0.18)

Cash dividends declared and paid per common share	$0.31	$0.31

Average shares outstanding — Basic	158	148

Average shares outstanding — Diluted	159	149

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31

	2000	2001

Net income (loss)	$245	$(27)

Depreciation and amortization	132	136

Loss (gain) on divestitures	(97)	12

Working capital change	(138)	(65)

Other	(37)	56

Net cash flows from operating activities	105	112

Purchases of property, plant and equipment	(166)	(124)

Purchases of assets to be leased	(12)	(30)

Payments received on leases	14	10

Net loans to customers	(6)	60

Acquisitions	(205)

Divestitures	524	15

Other	31	20

Net cash flows — investing activities	180	(49)

Net change in short-term debt	237	96

Proceeds from long-term debt		43

Payments on long-term debt	(233)	(186)

Dividends paid	(48)	(46)

Shares repurchased	(250)

Other	2	1

Net cash flows — financing activities	(292)	(92)

Net change in cash and cash equivalents	(7)	(29)

Cash and cash equivalents — beginning of period	111	179

Cash and cash equivalents — end of period	$104	$150

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 2000 to conform with the 2001 presentation.

2.	On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market has been recorded in other comprehensive income as presented in Note 6. Foreign currency forwards and other derivatives have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations. The adoption of SFAS Nos. 133 and 138 has not had a material effect on our financial position or results of operations.

3.	In March 2001, we sold Mr. Gasket, Inc, a wholly owned subsidiary, to Performance Products Industries LLC. We recorded an after-tax loss of $12 on this transaction.

4.	In March 2001, we established a $400 million accounts receivable securitization program. Under the program, we either sell or contribute certain of our accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funds its accounts receivable purchases in part by pledging a portion of the receivables as collateral for short-term loans from participating banks. At March 31, 2001, DAF had borrowed the maximum amount of $400 million under the program and used the proceeds to fund the initial purchase of accounts receivable. We used the sale proceeds received from DAF to reduce debt.

We own 100% of the equity interests in DAF. The securitized accounts receivable are owned in their entirety by DAF and are not available to satisfy claims of our creditors. However, we are entitled to any dividends paid by DAF and would be entitled to all proceeds from the liquidation of DAF’s assets upon the termination of the securitization program and the dissolution of DAF. DAF’s receivables are included in our consolidated financial statements solely because DAF does not meet certain technical accounting requirements for treatment as a “qualifying special purpose entity” under generally accepted accounting principles. Accordingly, the sales and contributions of the accounts receivable are eliminated in consolidation and the loans to DAF are reflected as short-term borrowings in our consolidated financial statements.

Expenses incurred to establish the program are being amortized over five years, the contractual life of the program.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

5.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

		Three Months Ended March 31

		2000	2001

	Weighted average common shares outstanding	158.4	147.9

Plus:	Incremental shares from
	assumed conversion of --

	Deferred compensation units	.7	.8

	Stock options	.1

	Total potentially dilutive securities	.8	.8

	Adjusted average common shares outstanding	159.2	148.7

6.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $124 deferred translation loss in 2001 was primarily due to the strengthening of the U.S. dollar against the British pound, the Brazilian real and the euro. The $15 deferred translation loss in the first quarter of 2000 was primarily the result of a decline in the value of the euro relative to the U.S. dollar.

Our total comprehensive income (loss) is as follows:

	Three Months Ended March 31

	2000	2001

Net income (loss)	$245	$(27)

Other comprehensive loss

Deferred translation loss	(15)	(124)

Unrealized loss		(2)

Total comprehensive income (loss)	$230	$(153)

7.	We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as the Heavy Truck Group (HTG); Engine Systems Group (ESG); Off-Highway Systems Group (OHSG); and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. The Other category includes discontinued businesses, trailing liabilities for closed plants, interest expense net of interest income, corporate expenses and adjustments to reflect the actual effective tax rate. Information used to evaluate the SBUs and regions is as follows:

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

	Three Months Ended March 31

					Operating		Net
	Sales		EBIT		PAT		Profit

	2000	2001	2000	2001	2000	2001	2000	2001

ASG	$1,230	$972	$133	$55	$85	$39	$64	$16

AAG	733	637	59	(14)	36	(9)	21	(26)

CVS	514	319	57	9	35	5	25	(3)

ESG	381	328	30	13	19	9	13	2

FSG	313	282	35	23	21	14	16	8

OHSG	230	177	21	12	13	7	9	4

DCC					12	7	12	7

Other	67	16	(54)	(54)	(61)	(71)		(7)

	3,468	2,731	281	44	160	1	160	1

Restructuring and
nonrecurring items			146	(46)	85	(28)	85	(28)

Consolidated	$3,468	$2,731	$427	$(2)	$245	$(27)	$245	$(27)

North America	$2,717	$2,034	$306	$76	$188	$43	$141	$(3)

Europe	543	489	31	21	19	19	8	7

South America	128	127	2	2	2	(4)		(7)

Asia Pacific	80	81	1	1	1	1	(2)	(2)

DCC					12	7	12	7

Other			(59)	(56)	(62)	(65)	1	(1)

	3,468	2,731	281	44	160	1	160	1

Restructuring and
nonrecurring items			146	(46)	85	(28)	85	(28)

Consolidated	$3,468	$2,731	$427	$(2)	$245	$(27)	$245	$(27)

Restructuring and nonrecurring items represent gains and losses on divestitures and charges related to our restructuring and integration efforts.

8.	During the first quarter of 2001, we continued our restructuring efforts, including the announced closing of six facilities in the Automotive Aftermarket and Fluid Systems Groups and permanent workforce reductions elsewhere. In connection with these efforts, we accrued an additional $10 for employee termination benefits, $7 for asset impairments and $5 for other exit costs. This $22 restructuring expense had a $14 impact on net income.

At March 31, 2001, $113 of restructuring charges remained in accrued liabilities. This balance was comprised of $93 for the reduction of approximately 920 employees planned for the remainder of 2001 and $20 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $70 in 2001, $18 in 2002 and $25 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions except per share amounts)

Liquidity and Capital Resources

      Despite the significant decline in our net operating results, net cash from operating activities reflects a modest increase in 2001. Included in our operating activities were the repayment of approximately $100 financed by the accounts receivable sales program at the end of 2000 and payment of $104 representing the final installment of the purchase price of our investment in GETRAG Cie. Despite these actions, working capital increased by only $65 in the first quarter of 2001 as we increased accounts payable and reduced inventory. In 2000, working capital had increased $138 as we experienced our customary first-quarter increase in accounts receivable. Depreciation and amortization added $136 to our operating results in 2001 and the loss on divestiture accounted for another $12. In 2000, depreciation and amortization were comparable at $132.

Cash Flows From Operations
Three Months Ended
March 31

1999	$(146)

2000	105

2001	112

      Capital expenditures in the first quarter of 2001 were $42 lower than in the first quarter of 2000 as we focused mainly on supporting new business. We are maintaining tight control over capital spending and currently expect capital spending for all of 2001 to approximate $500.

      Net cash of $49 was used in investing activities in 2001 as our reduced capital spending exceeded the $40 of net cash received on DCC’s leases and loans and the $15 realized on a minor divestiture. In the first quarter of 2000, we realized $524 of proceeds from divestitures and spent $205 on acquisitions as investing activities provided $180.

Capital Expenditures

	Year	Three Months
	Ended	Ended
	December 31	March 31

1999	$807	$194

2000	662	166

2001	500 *	124

		*Projected

      In March 2001, we established a $400 accounts receivable securitization program. The amounts outstanding under the program are reflected as short-term borrowings in the consolidated financial statements. At March 31, 2001, borrowings of $400 were outstanding under the program. The initial proceeds were used to reduce debt, including amounts outstanding under our revolving credit facilities. During the quarter we also increased the revolving credit facility available to Dana, excluding DCC, by $250 to $1,250.

      The net result of our 2001 debt activity is a $47 reduction, consisting of a $96 increase in short-term debt and a $143 net decrease in long-term debt. In the first quarter of 2000, overall debt increased a modest $4. Dividends paid in both years were comparable. The $46 paid in 2001 reflects a $2 reduction resulting from shares repurchased during part of 2000. Funds expended for stock repurchases in the first quarter of 2000 totaled $250. Stock repurchases were discontinued in September 2000.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

      Committed and uncommitted bank lines enable us to make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $2,213 at the end of the first quarter of 2001, while DCC’s credit lines totaled $615. The $400 accounts receivable securitization program supplements these credit lines. Based on our twelve-month rolling budget, we expect our cash flows from operations, combined with these credit facilities, to provide sufficient liquidity to fund our debt service obligations and projected working capital requirements and capital spending.

      We have reviewed the liabilities that may result from the legal proceedings to which we are currently a party, including those involving product liability claims and alleged violations of environmental laws. We do not believe that these liabilities or the related cash flows are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

      Contingent environmental liabilities are estimated based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. At March 31, 2001, $37 was accrued for contingent environmental liabilities with no recovery expected from other parties, compared to $40 accrued at December 31, 2000 with no probable recoveries.

      Contingent non-asbestos product liabilities are estimated based on existing claims plus our estimate of incurred but not reported claims based on historical experience. At March 31, 2001, $21 was accrued for contingent non-asbestos product liability costs and $2 was recorded as an asset for probable recoveries, which is unchanged from the end of 2000.

      With respect to contingent asbestos-related product liability, we had approximately 71,000 asbestos-related claims outstanding at March 31, 2001, including approximately 30,000 claims that were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims as well as claims which may be filed against us in the future. At March 31, 2001, we had accrued $94 for contingent asbestos-related product liability costs and recorded $82 as an asset for probable recoveries from insurance or third parties for asbestos-related product liability claims, compared to $78 accrued for liabilities and $67 recorded as an asset at December 31, 2000.

      For some time, the vast majority of our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. The CCR continues to administer Dana’s claims and provide some legal and claims adjusting support. However, there is no sharing of indemnity costs and Dana is independently controlling its strategy and settlements. Dana will continue to assess the efficiency of this arrangement. We do not expect this change to materially affect our contingent liability for these claims.

      The difference between our minimum and maximum estimates for contingent liabilities, while not considered material, was $2 for the environmental liability claims and $14 for the non-asbestos product liability claims, which is unchanged from the end of 2000.

ITEM 2. (Continued)

(in millions)

Restructuring and Integration Expenses

      At December 31, 2000, there was $113 remaining in accrued liabilities relating to restructuring plans announced in 1998, 1999 and 2000. During the first quarter of 2001, we continued our restructuring efforts, including the announced closing of six facilities in the Automotive Aftermarket and Fluid Systems Groups and permanent workforce reductions elsewhere.

      The following summarizes the restructuring activity recorded in the first quarter of 2001 and the change in the accrual:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2000	$93	$20	$0	$113

Activity during the quarter

Charged to expense	10	5	7	22

Cash payments	(10)	(5)		(15)

Write-off of assets			(7)	(7)

Balance at March 31, 2001	$93	$20	$0	$113

      At March 31, 2001, $113 of restructuring charges remained in accrued liabilities. This balance was comprised of $93 for the reduction of approximately 920 employees to be completed in 2001 and $20 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $70 in the remainder of 2001, $18 in 2002 and $25 thereafter. Our liquidity and cash flows will not be materially impacted by these actions.

Results of Operations (Three Months 2001 versus Three Months 2000)

      Worldwide sales decreased $737 in the first quarter of 2001 to $2,731, a 21% decline from the first quarter of 2000. Excluding the net effect of acquisitions and divestitures, sales decreased $661 or 19% during the quarter with price changes having a minimal effect. Our U.S. sales dropped $658 or 27% versus the prior year. Excluding the net effect of acquisitions and divestitures, U.S. sales declined $582 or 24%.

      Overall sales outside the U.S. fared better, slipping $79 or 8% with nominal impact from acquisitions and divestitures. Most of this change results from the strengthening of the U.S. dollar relative to foreign currencies since the first quarter of 2000. The currencies accounting for the largest components of the approximately $69 adverse impact were the euro ($19), the Brazilian real ($12), the British pound ($11), the Canadian dollar ($10) and the Australian dollar ($8).

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2001 versus Three Months 2000)

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

North America	$2,717	$2,034	(25)	(22)

Europe	543	489	(10)	(9)

South America	128	127	(1)	(2)

Asia Pacific	80	81	1	(2)

      Sales in North America decreased $683 or 25% for the quarter. After removing the effect of divesting Warner Electric, Commercial Vehicle Cab Systems and Gresen in 2000, the decline is $607 or 22%. As noted above, the relative weakness of the Canadian dollar accounted for nearly $10 of the reduction in sales. European sales were down less than 4% in local currency but conversion to U.S. dollars pared another $31 for a total decline of $54 or 10%. The effect of acquisitions nearly equaled sales lost through divestitures. South American sales improved in local currencies but were flat after absorbing nearly $16 of adverse currency effects. Acquisitions added $3 net of divestitures. Sales in Asia Pacific were also flat and, similar to the other regions, were affected by the weakening of local currencies relative to the U.S. dollar as adverse currency effects totaled more than $11. The effect of acquisitions net of divestitures was a $3 sales increase.

      We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as Heavy Truck Group (HTG); Engine Systems Group (ESG); Fluid Systems Group (FSG); Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC). Other in the chart below represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

ASG	$1,230	$972	(21)	(23)

AAG	733	637	(13)	(13)

CVS	514	319	(38)	(32)

ESG	381	328	(14)	(14)

FSG	313	282	(10)	(10)

OHSG	230	177	(23)	(19)

Other	67	16	(77)	6

      ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, incurred a sales decline of $258 or 21% in the first quarter. The North American light vehicle and heavy truck manufacturers began 2000 near all-time production highs only to end the year struggling to reduce dealer inventory. Slightly more than half of our sales decline was in axles, while driveshaft and structures shared almost equally in the remainder of the shortfall. The severely reduced and irregular production that marked the second half of 2000 has continued into the first quarter of 2001. In fact, ASG experienced a $49 decline from its fourth quarter 2000 sales total. While SUVs and light trucks overall have continued to be popular, certain models with high Dana content, especially selected pick-ups and Jeep® models, are being produced at less than half of the first-quarter 2000 volume. The other regions reported an aggregate sales increase of $13. Sales in Europe were up $1 as sales related to acquisitions more than offset the adverse effect of weaker currencies.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2001 versus Three Months 2000)

Sales in South America were even with the prior year; organic growth of $6 was absorbed by the effect of weaker currencies, especially the Brazilian real. Modular sales in Asia Pacific produced organic growth of $10 and helped the region surpass South America in total sales. The effect of acquisitions was nearly $11. The $9 negative impact of foreign currency fluctuations prevented a more impressive comparison.

      AAG, which is primarily responsible for the distribution side of our automotive business, also had a difficult quarter. Sales in North America, which represents more than three-fourths of its market, were down $82 or 13% as high fuel costs continued to affect expenditures for maintenance and repairs. Sales in Europe declined $11 due to $4 in adverse currency effects and a $7 decline in organic sales. Sales in South America were unchanged as a $4 sales increase was completely offset by currency impacts. Divestitures in Asia Pacific accounted for the $4 sales decline reported there.

      CVS, formerly the HTG, sells heavy axles and brakes, drivetrain components, power take-offs, trailer products and heavy systems modular assemblies. The decline in its first quarter sales of $195 or 38% with $31 due to divestitures was similar in nature and cause to that of the ASG but greater in magnitude due to the fact that North America represents nearly 95% of its market and the medium and heavy duty vehicle production in North America declined even more than in the light vehicle sector. Unlike the ASG, the CVS improved its sales $32 or 11% in the first quarter of 2001 versus the fourth quarter of 2000 as its customers increased their market share for the period. Aggregate sales for the other three regions declined $7 or 27% in a year on year comparison with $3 due to divestitures.

      ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. This SBU realized a sales decrease of $53 or 14% in the quarter versus the comparable period in 2000. Sales followed the overall markets in North America, down $43 or 19% while losing ground in the automotive, commercial vehicle and aftermarket sectors. Sales in Europe were down $10 or 7% with adverse currency effects of nearly $8 playing a significant role. Sales were generally flat in South America.

      FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, reported the lowest drop in sales of any SBU with a $31 or 10% decrease. Its first quarter 2001 sales were $13 or 5% higher than sales reported in the fourth quarter of 2000. FSG benefited from having content on models that avoided the severe production cuts that have affected most of the other SBUs. Currency impact for the quarter was a negative $8. In Europe, currency losses erased a 4% sales gain in local currency. FSG sales in the South American and Asia Pacific regions are insignificant.

      OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, finished the first quarter of 2001 down $53 or 23% in sales versus 2000. The Gresen divestiture accounted for $9 of the decrease and currency impact another $7. Organic sales declined $28 in North America and $8 in Europe. Overall markets were depressed in North America while livestock diseases affected the agricultural markets in Europe.

      Sales in Other are down compared to 2000 due to the sale of most of the Warner

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2001 versus Three Months 2000)

Electric businesses at the end of February 2000.

      Revenue from lease financing and other income decreased $195 in the first quarter of 2001. Included in the total for 2000 was $167 of gains on the divestitures of the Gresen hydraulics business, certain portions of our constant velocity joint business, most of the global Warner Electric businesses and the Commercial Vehicle Cab Systems Group. In 2001, other income includes a $22 loss on the sale of our Mr. Gasket subsidiary. Lease financing income in 2001 decreased approximately $7 versus 2000.

      Gross margin for the first quarter of 2001 was 10.5% versus 16.3% in 2000. Margins in all our SBUs were severely affected as the decline in sales reduced our ability to absorb fixed operating expenses. This was evident in North America and Europe; margins in Asia Pacific and South America deteriorated only slightly as sales in those regions were generally flat compared to 2000 levels.

      Selling, general and administrative expenses (SG&A) decreased $38 in the first quarter of 2001 as compared to the same period in 2000. The net effect of divestitures accounted for $9 of the change. The largest changes occurred in the North American region where our operating units scaled their capacity in reaction to severely reduced production schedules in the light truck and commercial vehicle markets. Outside of North America, currency fluctuations resulted in a $6 reduction.

      Operating margin for the first quarter of 2001 was 1.0% compared to 7.7% in 2000 for the above reasons.

      Interest expense was $6 higher than last year due to higher debt levels at DCC in 2001.

      The effective tax rate in the first quarter of 2001 was 41% compared to 37% in 2000. This is not a meaningful comparison due to the change in the magnitude of the pre-tax amounts and the fact that the 2001 pre-tax amount is a loss. State tax credits related to business development in several states actually supplement the benefits related to the pre-tax loss, whereas these credits were an offset to state and local tax expense in 2000.

      Equity in earnings of affiliates was $2 lower in 2001. The reduction in earnings reported by our affiliates in Mexico and Venezuela more than offset the increase in equity earnings in Europe and at DCC.

      Minority interest in net income of consolidated subsidiaries decreased $2 primarily due to the minority share of the Albarus S.A. gain on the sale of 16% of its Brazilian constant velocity joint business being included in the first quarter of 2000.

      We reported a net loss of $27 in the first quarter of 2001. This total includes $1 of operating income and $28 of nonrecurring charges related to the sale of a subsidiary and our restructuring activities. In 2000 we reported earnings of $245, consisting of $160 of operating income and $85 of net nonrecurring income.

ITEM 2. (Continued)

(in millions except units of production)

Market Trends

      As 2000 came to a close, dealer inventory of light vehicles was approaching a three-month supply for some models despite severe production cutbacks by the major OEMs. In the first quarter of 2001, reductions in production schedules ranged from 17% to 27% at Ford Motor Company, General Motors Corporation and DaimlerChrysler AG when compared to the first quarter of 2000. These actions have helped bring overall inventory volume down but difficulties persist in selected models. Ford, General Motors and DaimlerChrysler have all announced reduced production schedules for the second quarter. We expect the erratic demand and production schedules that marked the latter part of 2000 and the first quarter of 2001 to continue through the second quarter of 2001 and then stabilize somewhat in the second half. Even though first-quarter retail sales volume exceeded most projections, we recognize that much of this volume represents a reduction of dealer inventory and not increased production. We believe that the continuation of the challenging conditions that we face in the automotive market makes the ongoing rationalization of assets and people critical to any significant improvement in our margins. We continue to scale our North American light vehicle operations in anticipation of a 14.5 million build level, but believe actual production will exceed this level.

      Similarly, we expect the North American heavy truck market to maintain the significantly reduced production levels experienced during the second half of 2000 during most of 2001. The reported volume of 38,000 units in the first quarter of 2001 was slightly below the fourth quarter of 2000. We have scaled our operations in anticipation of projected production equal to or exceeding 140,000 units this year. We also expect the automotive aftermarket to remain soft in 2001. Key factors are higher fuel costs, which tend to reduce the portion of vehicle operating outlays expended on repairs and maintenance, and the general improvement in the quality and durability of automotive parts.

      We are currently projecting over $400 in sales for 2001 and more than $5,000 in aggregate sales through 2005 related to net new business. We are encouraged by the new awards, especially since these sales amounts include business not only with our traditional North American OEM customers, but also with OEMs based outside the United States.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors, including international economic conditions; the strength of the euro and other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and other factors affecting the timing, size and continuation of our customer programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; and the success of our recent short-term actions and our long-term transformation strategy for the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There have been no material changes to our exposures to market risk since December 31, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      These are the results of voting by stockholders present or represented by proxy at our annual meeting on April 4, 2001:

      Item 1. Election of Directors. The stockholders elected the following persons to serve as directors of Dana until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld
B. F. Bailar	127,637,245	2,975,897

A. C. Baillie	128,470,627	2,142,515

E. M. Carpenter	128,451,299	2,161,843

E. Clark	128,463,338	2,149,804

G. H. Hiner	127,323,250	3,289,892

J. M. Magliochetti	128,358,956	2,254,186

M. R. Marks	127,142,455	3,470,687

R. B. Priory	128,485,468	2,127,674

F. M. Senderos	128,387,402	2,225,740

      Item 2. Proposal to Amend the 1997 Stock Option Plan. The stockholders approved the Board’s proposal to amend the Dana Corporation 1997 Stock Option Plan to authorize 5,000,000 additional shares of Dana common stock for grant under the Plan. There were 118,569,026 votes approving the amendment; 10,918,865 votes against; 1,125,251 votes abstaining; and no broker nonvotes.

      Item 3. Ratification of Selection of Independent Accountants. The stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as Dana’s independent accountants for fiscal year 2001. There were 127,452,501 votes for ratification; 2,487,999 votes against; and 672,642 votes abstaining.

      Item 4. Stockholder Proposal. The stockholders rejected a stockholders’ proposal for Dana to endorse the CERES Principles for Public Environmental Accountability. There were 9,975,992 votes for endorsement; 92,829,947 votes against; 6,253,020 votes abstaining; and 21,554,183 broker nonvotes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    There are no exhibits filed as a part of this report.

b)    No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: May 3, 2001	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer