Form 10-Q
period 2001-06-30
DANA CORP
filed 2001-08-14
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes __X__ No _____

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common stock of $1 par value	148,508,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1

Index	2

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet

December 31, 2000 and

June 30, 2001	3

Statement of Income

Three Months and Six Months Ended

June 30, 2000 and 2001	4

Condensed Statement of Cash Flows

Six Months Ended

June 30, 2000 and 2001	5

Notes to Condensed Financial Statements	6-10

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results

of Operations	11-21

Item 3. Quantitative and Qualitative Disclosures About

Market Risk	22

Part II. Other Information

Item 1. Legal Proceedings	23

Item 2. Changes in Securities and Use of Proceeds	23

Item 6. Exhibits and Reports on Form 8-K	23

Signature	24

Exhibit Index	25

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	December 31, 2000	June 30, 2001

Assets

Current assets

Cash and marketable securities	$179	$153

Accounts receivable

Trade	1,548	1,705

Other	318	416

Inventories

Raw materials	436	399

Work in process and finished goods	1,128	976

Other current assets	714	576

Total current assets	4,323	4,225

Property, plant and equipment, net	3,509	3,470

Investments and other assets	2,367	2,260

Investment in leases	1,037	1,083

Total assets	$11,236	$11,038

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$1,945	$2,021

Accounts payable	1,015	1,246

Accrued payroll and employee benefits	398	364

Other accrued liabilities	856	723

Taxes on income	117	120

Total current liabilities	4,331	4,474

Long-term debt	2,649	2,467

Deferred employee benefits and other noncurrent liabilities	1,507	1,603

Minority interest	121	114

Shareholders’ equity	2,628	2,380

Total liabilities and shareholders’ equity	$11,236	$11,038

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	2001	2000	2001

Net sales	$3,296	$2,768	$6,764	$5,499

Revenue from lease financing and other income	42	29	258	51

	3,338	2,797	7,022	5,550

Costs and expenses

Cost of sales	2,778	2,414	5,679	4,857

Selling, general and administrative expenses	272	271	570	533

Restructuring and integration charges	15	4	34	26

Interest expense	78	79	157	163

	3,143	2,768	6,440	5,579

Income (loss) before income taxes	195	29	582	(29)

Estimated taxes on income	(68)	(16)	(216)	7

Minority interest	(4)	(4)	(9)	(5)

Equity in earnings of affiliates	22	5	33	14

Net income (loss)	$145	$14	$390	$(13)

Net income (loss) per common share

Basic	$0.95	$0.10	$2.51	$(0.08)

Diluted	$0.95	$0.10	$2.50	$(0.08)

Cash dividends declared and paid per common share	$0.31	$0.31	$0.62	$0.62

Average shares outstanding — Basic	152	148	155	148

Average shares outstanding — Diluted	153	149	156	149

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,

	2000	2001

Net income (loss)	$390	$(13)

Depreciation and amortization	260	271

Loss (gain) on divestitures	(97)	20

Working capital change	(126)	(38)

Other	(96)	113

Net cash flows from operating activities	331	353

Purchases of property, plant and equipment	(334)	(238)

Purchases of assets to be leased	(71)	(86)

Payments received on leases	65	19

Net loans to customers	(106)	85

Acquisitions	(205)	(21)

Divestitures	524	26

Other	44	112

Net cash flows — investing activities	(83)	(103)

Net change in short-term debt	563	38

Proceeds from long-term debt	11	44

Payments on long-term debt	(333)	(267)

Dividends paid	(96)	(92)

Shares repurchased	(320)

Other	3	1

Net cash flows — financing activities	(172)	(276)

Net change in cash and cash equivalents	76	(26)

Cash and cash equivalents — beginning of period	111	179

Cash and cash equivalents — end of period	$187	$153

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 2000 to conform with the 2001 presentation.

2.	On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market has been recorded in other comprehensive income as presented in Note 7. Foreign currency forwards and other derivatives have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations. The adoption of SFAS Nos. 133 and 138 has not had a material effect on our financial position or results of operations.

3.	In March 2001, we sold Mr. Gasket, Inc, a wholly owned subsidiary, to Performance Products Industries LLC. We recorded an after-tax loss of $12 on this transaction.

4.	In the second quarter of 2001, we divested three operations and recorded an after-tax charge of $8. The divested operations include our Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Mo. Fluid Systems operations.

5.	In March 2001, we established a $400 million accounts receivable securitization program. Under the program, we either sell or contribute certain of our accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funds its accounts receivable purchases in part by pledging a portion of the receivables as collateral for short-term loans from participating banks. At June 30, 2001, DAF had borrowed $360 million under the program and used the proceeds to fund the purchase of accounts receivable. We used the sale proceeds received from DAF to reduce other debt.

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

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

6.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Weighted average common shares outstanding	151.7	148.1	155.4	148.0

Plus: Incremental shares from assumed conversion of -

Deferred compensation units	.8	.8	.7	.8

Stock options	.1		.1

Total potentially dilutive securities	.9	.8	.8	.8

Adjusted average common shares outstanding	152.6	148.9	156.2	148.8

7.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income or loss and components of other comprehensive income or loss, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $22 deferred translation loss in the second quarter of 2001 was primarily due to the strengthening of the U.S. dollar against the euro. For the first half of 2001, weakening of the euro accounted for approximately $90 and the Brazilian real added another $40. The $49 deferred translation loss in the second quarter of 2000 was the result of a decline in the value of the euro, the British pound, the Brazilian real, the Canadian dollar and the Mexican peso relative to the U.S. dollar. These currencies also accounted for most of the change for the first six months of 2000, except that the Brazilian real actually strengthened over the longer period.

Our total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2000	2001	2000	2001

Net income (loss)	$145	$14	$390	$(13)

Other comprehensive loss

Deferred translation loss	(49)	(22)	(59)	(146)

Unrealized income (loss)	1	1	1	(1)

Total comprehensive income (loss)	$97	$(7)	$332	$(160)

8.	We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as the Heavy Truck Group (HTG); Engine Systems Group (ESG); Fluid Systems Group (FSG); Off-Highway Systems Group (OHSG); and Dana Commercial Credit (DCC). This structure allows our people in each of these areas to focus their resources to the benefit of Dana and our global customers. Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. The Other category includes discontinued businesses, trailing liabilities for closed plants, interest expense net of interest income, corporate expenses and adjustments to reflect the actual effective tax rate.

Information used to evaluate the SBUs and regions is as follows:

	Three Months Ended June 30,

					Operating		Net
	Sales		EBIT		PAT		Profit

	2000	2001	2000	2001	2000	2001	2000	2001

ASG	$1,209	$1,022	$141	$81	$93	$51	$71	$30

AAG	720	673	38	16	24	10	6	(6)

CVS	452	300	47	12	29	7	19	(1)

ESG	367	310	35	8	25	6	18

FSG	315	280	36	25	22	15	17	9

OHSG	220	165	20	8	12	5	8	2

DCC					9	6	9	6

Other	13	18	(61)	(57)	(60)	(74)	6	(14)

	3,296	2,768	256	93	154	26	154	26

Restructuring and nonrecurring items			(15)	(17)	(9)	(12)	(9)	(12)

Consolidated	$3,296	$2,768	$241	$76	$145	$14	$145	$14

North America	$2,552	$2,114	$282	$128	$181	$77	$136	$34

Europe	520	439	27	16	16	9	6

South America	141	133	8	6	7	(1)	4	(4)

Asia Pacific	83	82	2	(1)	1		(2)	(3)

DCC					9	6	9	6

Other			(63)	(56)	(60)	(65)	1	(7)

	3,296	2,768	256	93	154	26	154	26

Restructuring and nonrecurring items			(15)	(17)	(9)	(12)	(9)	(12)

Consolidated	$3,296	$2,768	$241	$76	$145	$14	$145	$14

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

	Six Months Ended June 30,

					Operating		Net
	Sales		EBIT		PAT		Profit

	2000	2001	2000	2001	2000	2001	2000	2001

ASG	$2,439	$1,993	$274	$136	$179	$90	$135	$47

AAG	1,453	1,310	97	2	60	1	27	(32)

CVS	966	619	104	21	63	12	44	(4)

ESG	748	638	65	21	44	16	31	2

FSG	628	563	71	48	44	29	33	17

OHSG	450	342	41	21	25	13	17	6

DCC					21	12	21	12

Other	80	34	(114)	(112)	(121)	(146)	7	(21)

	6,764	5,499	538	137	315	27	315	27

Restructuring and

nonrecurring items			131	(63)	75	(40)	75	(40)

Consolidated	$6,764	$5,499	$669	$74	$390	($13)	$390	($13)

North America	$5,270	$4,148	$588	$204	$369	$120	$277	$32

Europe	1,063	928	58	36	35	28	15	7

South America	269	260	10	7	8	(5)	4	(11)

Asia Pacific	162	163	3	1	2		(4)	(5)

DCC					21	12	21	12

Other			(121)	(111)	(120)	(128)	2	(8)

	6,764	5,499	538	137	315	27	315	27

Restructuring and

nonrecurring items			131	(63)	75	(40)	75	(40)

Consolidated	$6,764	$5,499	$669	$74	$390	($13)	$390	($13)

Restructuring and nonrecurring items represent gains and losses on divestitures and charges related to our restructuring and integration efforts.

9.	During the first half of 2001, we announced the closing of six facilities in the Automotive Aftermarket and Fluid Systems Groups and continued our other restructuring efforts. In connection with these efforts, we accrued an additional $12 for employee termination benefits, $7 for asset impairments and $7 for other exit costs. This $26 restructuring expense had an $18 impact on net income.

At June 30, 2001, $103 of restructuring charges remained in accrued liabilities. This balance consisted of $84 related to the termination of employees, including the announced termination of approximately 760 employees scheduled for the second half of 2001, and $19 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $49 in the remainder of 2001, $39 in 2002, $11 in 2003 and $4 thereafter. We do not believe our liquidity and cash flows will be materially impacted by these actions.

10.	In July 2001, we completed the sale of our Chelsea Power Take-Off business to Parker-Hannifin Corporation. The sale resulted in an after-tax gain of approximately $20, which will be recorded in the third quarter.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

11.	The issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was approved by the Financial Accounting Standards Board in June 2001. The new guidance requires, among other things, that companies discontinue amortizing goodwill and certain other intangibles at the end of 2001. The covered assets will be reviewed for impairment annually and, after initial application of this statement, reductions in the carrying value will be reflected in the results of operations. Covered assets acquired after June 2001 will not be subject to amortization. We are currently analyzing the requirements of this statement, which is required to be adopted in 2002, but at this time are not able to quantify the impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions except per share amounts)

Liquidity and Capital Resources

      Net cash from operating activities for the first half of 2001 improved $22 over the same period in 2000, despite the decline in earnings. Our focus on working capital helped us limit the increase in the first half of 2001 to only $38 despite the repayment of approximately $100 financed by a sale of accounts receivable at the end of 2000 and payment of $104 representing the final installment of the purchase price of our investment in GETRAG Cie. In the first half of 2000, working capital increased $126 as we experienced increases in accounts receivable and inventory. The exclusion of gains and losses on divestitures from cash flows from operating activities impacts the comparison of 2001 to 2000 by $117, as we excluded a loss of $20 in 2001 and net gain of $97 in 2000. Depreciation and amortization increased $11 in the first half of 2001.

Cash Flows From Operations
For the Six Months Ended
June 30,

1999	$123

2000	331

2001	353

      Capital expenditures in the first half of 2001 were $96 lower than in the first half of 2000 as we continued to focus mainly on supporting new business. We will continue to maintain tight control over capital spending and currently expect capital spending for all of 2001 to approximate $500.

Capital Expenditures

	Year	Six Months
	Ended	Ended
	December 31,	June 30,

1999	$807	$401

2000	662	334

2001	500 *	238

	*Estimated

      Net cash of $103 was used in investing activities through the first half of 2001. DCC continued to maintain its portfolio of leases and loans, providing net cash receipts of $18, and we realized a net $5 on our acquisition and divestiture activities. In the first two quarters of 2000, we realized $524 of proceeds from divestitures and spent $205 on acquisitions, but investing activities overall used $83 as capital spend totaled $334 and net lease and loan outflows approximated $112.

      In March 2001, we established a $400 accounts receivable securitization program. The amounts outstanding under the program are reflected as short-term borrowings in the consolidated financial statements. At June 30, 2001, borrowings of $360 were outstanding under the program. The initial proceeds were used to reduce debt, including amounts outstanding under our revolving credit facilities. In addition to establishing the accounts receivable securitization program, we increased the total amount available under our revolving credit facilities, excluding DCC, to $1,250 from $1,000 earlier this year.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

      Our June 2001 year-to-date cash flows related to financing activities included net short-term borrowings of $38 and net long-term payments of $223. This activity is not fully evident in our balance sheet, as we consolidated approximately $90 of debt in the second quarter in connection with our purchase of the interest of the majority partner in Danaven, our Venezuelan operation. In the first half of 2000, overall debt increased $241. The $92 of dividends paid in the first half of 2001 reflects a $4 reduction over the first half of 2000 resulting from the repurchase of shares in the intervening period, as dividend rates in both years were comparable. Funds expended for stock repurchases in the first half of 2000 totaled $320. Stock repurchases were discontinued in September 2000.

      Committed and uncommitted bank lines enable us to make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $2,178 at the end of the second quarter of 2001, including two revolving credit facilities with an aggregate maximum capacity of $1,250. One facility matures in November 2001 and has a maximum borrowing capacity of $750, up to $500 of which may be converted into a one-year term loan prior to maturity. The other facility matures in November 2005 and has a maximum borrowing capacity of $500. We had $705 outstanding under these revolving credit facilities at June 30, 2001. On August 8, 2001, we completed the private placement of $575 and €200 10-year unsecured senior notes. We are using the proceeds to repay borrowings under Dana’s two revolving credit facilities. DCC had credit lines totaling $548 at June 30, 2001, including two revolving credit facilities with an aggregate maximum capacity of $463. One facility matures in June 2002 and has a maximum borrowing capacity of $213. The other facility matures in June 2004 and has a maximum borrowing capacity of $250. At June 30, 2001, approximately $332 was outstanding under the DCC facilities.

      To satisfy a significant portion of our short-term financing requirements, we have generally relied on our ability to borrow money through the issuance of commercial paper. However, the debt rating services downgraded our credit ratings in the first half of 2001, primarily due to the significant downturn experienced in our markets since the fourth quarter of 2000 and its impact on our operations. As the issuance of commercial paper is currently unavailable to us, we are borrowing against our committed bank lines. The accounts receivable securitization program supplements these credit lines. Based on our twelve-month rolling budget, we expect our cash flows from operations, combined with these credit facilities (as the same may need to be renewed or modified) and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations and projected working capital requirements and capital spending. We expect to be able to continue to secure short-term financing, but if such financing is not available on acceptable terms, our results of operations and financial condition may be adversely affected.

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

      Contingent environmental liabilities are estimated based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. At June 30, 2001, $36 was accrued for contingent environmental liabilities with no recovery expected from other parties, compared to $40 accrued at December 31, 2000 with no probable recoveries.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

      Contingent non-asbestos product liabilities are estimated based on existing claims plus our estimate of incurred but not reported claims based on historical experience. At June 30, 2001, $19 was accrued for contingent non-asbestos product liability costs and $2 was recorded as an asset for probable recoveries, compared to $21 accrued for liabilities and $2 recorded as an asset at the end of 2000.

      The difference between our minimum and maximum estimates for contingent liabilities, while not considered material, was $2 for the environmental liability claims and $14 for the non-asbestos product liability claims, which is unchanged from the end of 2000.

      With respect to contingent asbestos-related product liability, we had approximately 73,000 asbestos-related claims outstanding at June 30, 2001, including approximately 32,000 claims that were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims as well as claims which may be filed against us in the future. At June 30, 2001, we had accrued $98 for contingent asbestos-related product liability costs and recorded $85 as an asset for probable recoveries from insurance or third parties for asbestos-related product liability claims, compared to $78 accrued for liabilities and $67 recorded as an asset at December 31, 2000.

      For some time, the vast majority of our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. The CCR continued to administer Dana’s claims and provide some legal and claims adjusting support through July 31, 2001. Since February 2001, there has been no sharing of indemnity costs and we have independently controlled our legal strategy and settlements. As of August 1, 2001, our claims administration was moved to a new organization, PACE, which is a subsidiary of Peterson Consulting, Inc. We do not expect these changes to materially affect our handling of asbestos claims or the costs thereof.

      At December 31, 2000, there was $113 remaining in accrued liabilities relating to restructuring plans announced in 1998, 1999 and 2000. During the first half of 2001, we announced the closing of six facilities in the Automotive Aftermarket and Fluid Systems Groups and continued our other restructuring efforts elsewhere.

      The following summarizes the restructuring activity recorded in the first half of 2001 and the change in the accrual:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2000	$93	$20	$0	$113

Activity during the first half

Charged to expense	12	7	7	26

Cash payments	(21)	(8)		(29)

Write-off of assets			(7)	(7)

Balance at June 30, 2001	$84	$19	$0	$103

ITEM 2. (Continued)

(in millions)

Restructuring and Integration Charges

      At June 30, 2001, $103 of restructuring charges remained in accrued liabilities. This balance consisted of $84 related to the termination of employees, including the announced termination of approximately 760 employees scheduled for the second half 2001, and $19 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $49 in the remainder of 2001, $39 in 2002, $11 in 2003 and $4 thereafter. We do not believe our liquidity and cash flows will be materially impacted by these actions.

Results of Operations (Second Quarter 2001 versus Second Quarter 2000)

      Our worldwide sales decreased $528 in the second quarter of 2001 to $2,768, a 16% decline from the second quarter of 2000. The net effect of acquisitions and divestitures and price changes were minimal. Our U.S. sales dropped $424 or 18% versus the prior year. Excluding the net effect of acquisitions and divestitures, U.S. sales declined $404 or 17%.

      Overall sales outside the U.S. fared better, slipping only $104 or 11% compared to last year. The decline was $117 or 12% excluding the net effect of acquisitions and divestitures. Most of this decline results from the strengthening of the U.S. dollar relative to foreign currencies since the second quarter of 2000. The currencies accounting for the largest components of the approximately $77 adverse impact were the euro ($25), the Brazilian real ($22), the British pound ($8), the Australian dollar ($8) and the Canadian dollar ($7).

      Sales by region for the second quarter are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

North America	$2,552	$2,114	(17)	(16)

Europe	520	439	(16)	(16)

South America	141	133	(6)	(11)

Asia Pacific	83	82	(1)	(8)

      Sales in North America decreased $438 or 17% for the quarter. Excluding the effect of divestitures, the decline was $418 or 16%. As noted above, the relative weakness of the Canadian dollar accounted for $7 of the reduction. European sales were down less than 9% in local currency but conversion to U.S. dollars pared another $35 for a total decline of $81 or 16% with no impact from acquisitions and divestitures. South American sales improved in local currencies but were down $8 after absorbing nearly $25 of adverse currency effects. Acquisitions added $8, with no impact from divestitures. Sales in Asia Pacific were flat and, similar to the other regions, were affected by the weakening of local currencies relative to the U.S. dollar as adverse currency effects totaled more than $11. The effect of acquisitions net of divestitures was a $7 sales increase.

      We are organized into seven Strategic Business Units (SBUs) encompassing our key markets: Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as Heavy Truck Group (HTG); Engine Systems Group (ESG); Fluid Systems Group (FSG); Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC).

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2001 versus Second Quarter 2000)

      Other in the chart below represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

      Sales by SBU for the second quarter are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

ASG	$1,209	$1,022	(15)	(17)

AAG	720	673	(7)	(3)

CVS	452	300	(34)	(34)

ESG	367	310	(16)	(16)

FSG	315	280	(11)	(11)

OHSG	220	165	(25)	(25)

Other	13	18	38	38

      ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, incurred a sales decline of $187 or 15% in the second quarter. The North American region accounted for $166 of this shortfall for the quarter. In 2000, North American light vehicle and heavy truck manufacturers were still increasing production in the second quarter. The decline in production which began later in the year continued into the first quarter of 2001, but build rates improved slightly in the second quarter of 2001 and ASG experienced a $57 pickup in the region when compared to its first quarter 2001 sales total. The disruptions to production schedules of our original equipment (OE) customers were slightly less severe during the second quarter. We continue to be affected by reduced demand for certain models with high Dana content, especially selected pick-ups and Jeep® models, which were produced at much less than the first-half 2000 volume. The other regions reported an aggregate sales decrease of $21. Sales in Europe were down $19 as the impact of volume decline was matched by the adverse effect of weaker currencies. Sales in South America in the second quarter of 2001 were $6 below those in the same period of the prior year, as sales gained via acquisitions were more than offset by organic declines of $3 and $12 from the effect of weaker currencies, especially the Brazilian real. Modular sales in Asia Pacific produced organic growth of $3 and the effect of acquisitions was $10. The $9 negative impact of foreign currency fluctuations offset much of the organic growth and acquisition impact.

      AAG, which is primarily responsible for the distribution side of our automotive business, also experienced lower year-over-year sales in the quarter. Sales in North America, which represents more than three-fourths of its market, were down $32 or 5%. Divestitures accounted for $18 of the decline. Sales in Europe declined $11 due to $4 in adverse currency effects and a $7 decline in organic sales related to softness in the market. Sales in South America were unchanged as a $5 sales increase in local currencies was completely offset by currency impacts. Divestitures in Asia Pacific accounted for the $4 sales decline reported there. When compared to the first quarter of 2001, sales in the second quarter increased nearly 8% in North America but declined 8% in Europe and 6% in South America.

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2001 versus Second Quarter 2000)

      CVS sells heavy axles and brakes, drivetrain components, trailer products and heavy systems modular assemblies; its power take-off operations were divested in July 2001. The decline in its second quarter sales of $152 or 34% was similar in nature and cause to that of the ASG but greater in magnitude. This is due to the fact that North America represents nearly 95% of the CVS market and medium and heavy-duty vehicle production in North America declined significantly compared to the prior year. Aggregate sales for the other three regions declined $10 or 39% in a year-on-year comparison with no impact from divestitures. Global sales for the second quarter of 2001 declined 6% from the first quarter after increasing nearly 12% in the first quarter of 2001 when compared to the fourth quarter of 2000.

      ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. This SBU experienced a sales decrease of $57 or 16% in the second quarter versus the comparable period in 2000. Sales followed the overall markets in North America, down $34 or 15% while losing ground in the automotive, commercial vehicle and aftermarket sectors. Sales in Europe were down $22 or 16% with adverse currency effects of $9 playing a significant role. Sales were flat in South America before adverse currency effects of $2. When compared to the first quarter of 2001, sales in the second quarter were flat in North and South America but declined nearly 14% in Europe.

      FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, reported the smallest decline in second quarter sales of any SBU with a $35 or 11% decrease. Sales were nearly even with the first quarter of this year, having declined only $2 or less than a percentage point. FSG continued to benefit from having content on models that avoided the severe OE customer production cuts that have affected most of the other SBUs. Currency impact for the quarter was a negative $9. In Europe, currency losses of $4 partially offset a $6 sales gain in local currency. FSG sales in the South American and Asia Pacific regions continued to be insignificant.

      OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, finished the second quarter of 2001 down $55 or 25% in sales versus 2000, with no impact from acquisitions or divestitures. Currency impact accounted for $9, and organic sales declined $33 in North America and $15 in Europe. Sales declined 6% in North America and 10% in Europe when compared to the first quarter of 2001. Overall markets were depressed in North America while the agricultural market in Europe continued efforts to recover from the impact of livestock diseases.

      Revenue from lease financing and other income decreased $13 in the second quarter of 2001 due to non-recurring charges related to the sales of our Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Mo. Fluid Systems operations. Lease financing income in 2001 decreased approximately $1 versus 2000.

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2001 versus Second Quarter 2000)

      Gross margin for the second quarter of 2001 was 12.8% versus 15.7% in 2000. Margins in all our SBUs were adversely affected as the decline in production reduced our ability to absorb certain operating expenses.

      Selling, general and administrative expenses (SG&A) for the quarter were flat as compared to the same period in 2000. A slight increase in North America was offset by a decline in Europe, which was aided by currency movements.

      Operating margin for the second quarter of 2001 was 3.0% compared to 7.5% in 2000 for the above reasons.

      Interest expense for the quarter was comparable to last year as the effect of higher average debt levels was offset by lower interest rates.

      The effective tax rate in the second quarter of 2001 was 57% compared to 35% in 2000. This is not a meaningful comparison due to the change in the magnitude of the pre-tax amounts. In addition, pretax profits in countries with higher statutory rates together with losses in other countries where benefits are not available combined to raise the effective rate significantly for the quarter.

      Equity in earnings of affiliates was $17 lower in 2001. The reduction in earnings in all non-U.S. regions, particularly Mexico and Venezuela, more than offset the increase in earnings from DCC’s equity investments.

      We reported net income of $14 in the second quarter of 2001. This total includes $26 of operating income and $12 of nonrecurring charges related to the divestiture of three operations and our restructuring activities. In 2000 we reported earnings of $145, consisting of $154 of operating income and $9 of net nonrecurring expense.

Results of Operations (Six Months 2001 versus Six Months 2000)

      Our worldwide sales decreased $1,265 in the first half of 2001 to $5,499, a 19% decline from the first half of 2000. Excluding the net effect of acquisitions and divestitures, sales decreased $1,185 or 18% during the period with price changes having a minimal effect. Our U.S. sales dropped $1,082 or 23% versus the prior year. Excluding the net effect of acquisitions and divestitures, U.S. sales declined $987 or 21%.

      Overall sales outside the U.S. fared better, slipping only $183 or 9% compared to last year. The decline was $198 or 10% excluding the net effect of acquisitions and divestitures. Most of this decline results from the strengthening of the U.S. dollar relative to foreign currencies since the first half of 2000. The currencies accounting for the largest components of the approximately $146 adverse impact were the euro ($45), the Brazilian real ($34), the British pound ($19), the Canadian dollar ($17) and the Australian dollar ($16).

ITEM 2. (Continued)

(in millions)

Results of Operations (Six Months 2001 versus Six Months 2000)

      Sales by region for the first six months are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

North America	$5,270	$4,148	(21)	(20)

Europe	1,063	928	(13)	(12)

South America	269	260	(3)	(7)

Asia Pacific	162	163	1	(6)

      Sales in North America decreased $1,122 or 21% for the period. Excluding the effect of divestitures, the decline was $1,026 or 20%. As noted above, the relative weakness of the Canadian dollar accounted for $17 of the reduction in sales. European sales were down less than 7% in local currency but conversion to U.S. dollars pared another $66 for a total decline of $135 or 13%. Acquisitions added $72 net of divestitures. South American sales improved in local currencies but were down $9 after absorbing nearly $41 of adverse currency effects. Acquisitions added $10 net of divestitures. Sales in Asia Pacific were flat after absorbing nearly $23 of adverse currency impact. The effect of acquisitions net of divestitures was a $9 sales increase.

      Sales by segment for the first six months are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

ASG	$2,439	$1,993	(18)	(20)

AAG	1,453	1,310	(10)	(8)

CVS	966	619	(36)	(33)

ESG	748	638	(15)	(15)

FSG	628	563	(10)	(10)

OHSG	450	342	(24)	(22)

Other	80	34	(57)	11

      ASG incurred a sales decline of $446 or 18% in the first half of 2001. The North American region experienced $438 of this shortfall. In 2000, North American light vehicle and heavy truck manufacturers were producing near record levels during the first half. Heavy truck production was beginning to show signs of slowing by the end of the second quarter of 2000, a trend which worsened significantly in the second half of the year. The light vehicle manufacturers began a similar slide in the third quarter that also worsened in the fourth quarter. Sales in both markets have been flat since the end of last year and ASG ended the first half of 2001 trailing the second half of 2000 by $90. The production schedules of our OE customers improved in the second quarter of 2001 in terms of volume but still displayed some of the irregularities of the first quarter. SUVs and light trucks overall maintained their share of the light vehicle market, but Ford and Chrysler vehicles in general and certain models with high Dana content in particular were not produced at the first-half 2000 volume. The other regions reported an aggregate sales decrease of $8. Sales in Europe were down $18 with an adverse currency impact of $17, while acquisitions were offset by organic declines.

ITEM 2. (Continued)

(in millions)

Results of Operations (Six Months 2001 versus Six Months 2000)

      Sales in South America were $6 below the prior year, as the local currency increase of $3 and net acquisition impact of $10 were more than offset by the $19 adverse effect of weaker currencies, especially the Brazilian real. Modular sales in Asia Pacific produced organic growth of $13. The effect of acquisitions was $21, which was mostly offset by a $17 negative currency exchange impact.

      AAG also experienced declines in the first half of 2001. Sales in North America, which represents more than three-fourths of its market, were down $113 or 9%. Higher fuel costs, especially in the first quarter of 2001, affected expenditures for maintenance and repairs. Divestitures contributed $18 to the decline. Sales in Europe declined $22 due to $8 in adverse currency effects and a $14 decline in organic sales. Sales in South America were unchanged as a $9 sales increase was completely offset by currency impacts. Divestitures in Asia Pacific accounted for the $8 sales decline reported there.

      CVS experienced a decline in sales in the first six months of 2001 of $347 or 36%. The reasons were similar in nature and cause to those affecting the ASG but greater in magnitude because North America represents nearly 95% of the CVS market and medium and heavy-duty vehicle production in North America declined more than light vehicle production declined in the second half of 2000. The decline in CVS sales includes $29 of divestiture impact. Sales for the period were 2% below the second half of 2000. Aggregate sales for the other three regions declined $17 or 34% in a year on year comparison with $3 due to divestitures.

      ESG realized a sales decrease of $110 or 15% in the period versus the first six months of 2000. Sales in North America were down $76 or 17% as the automotive, commercial vehicle and aftermarket sectors all trailed prior year volume. Sales in Europe were down $32 or 12% with adverse currency effects of $17 playing a significant role. Sales were flat in South America before adverse currency effects of $3.

      FSG reported the lowest drop in sales of any SBU with a $65 or 10% decrease. FSG benefited from having content on models that avoided the severe OE customer production cuts that have affected most of the other SBUs. Currency impact for the period was a negative $17. In Europe, currency losses of $8 completely offset a sales gain in local currency. FSG sales in the South American and Asia Pacific regions are insignificant and saw no change, with organic growth of $4 in South America completely offset by adverse currency impact.

      OHSG finished the first half of 2001 down $108 or 24% in sales versus 2000, with $9 resulting from divestitures. Currency impact accounted for $16, and organic sales declined $60 in North America, where overall markets were weak, and $23 in Europe, where the construction market softened and agriculture remained weak.

      Sales in Other decreased $46 or 57% compared to 2000 reflecting the sale of most of the Warner Electric business at the end of February 2000.

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Six Months 2001 versus Six Months 2000)

      Revenue from lease financing and other income decreased $207 in the first half of 2001. Included in the total for 2000 was $167 of gains on the divestitures of the Gresen hydraulics business, certain portions of our constant velocity joint business, most of the global Warner Electric businesses and the Commercial Vehicle Cab Systems Group. In 2001, other income included a $35 loss on the sales of our Mr. Gasket subsidiary, the Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Mo. Fluid Systems operations. Lease financing income in 2001 decreased approximately $8 versus the total for the first half of 2000.

      Gross margin for the first half of 2001 was 11.7% versus 16.0% in 2000. Margins in all our SBUs were severely affected as the decline in volume reduced our ability to absorb certain operating expenses.

      Selling, general and administrative expenses (SG&A) decreased $37 during the first six months of 2001 compared to the first half of 2000. The net effect of divestitures accounted for $10 of this change, and currency exchange caused another $14 of the decline. The largest changes occurred in Europe where currency fluctuations caused $6 of the $19 non-divestiture related decrease. Most of the remaining decrease was from the North American region where our operating units scaled their capacity in reaction to severely reduced customer production schedules in the light truck and commercial vehicle markets.

      Operating margin for the first half of 2001 was 2.0% compared to 7.6% in 2000 for the above reasons.

      Interest expense was $6 higher than last year due to higher debt levels at DCC in 2001.

      The effective tax rate in the first half of 2001 was 24% compared to 37% in 2000. This is not a meaningful comparison due to the change in the magnitude of the pre-tax amounts and the fact that the 2001 pre-tax amount is a loss.

      Equity in earnings of affiliates was $19 lower in the first half of 2001. The reduction in earnings in all non-U.S. regions, particularly in Mexico and Venezuela, more than offset the increase in earnings from DCC’s equity investments.

      We reported a net loss of $13 in the first half of 2001. This total includes $27 of operating income and $40 of nonrecurring charges related primarily to the sale of certain operations and our restructuring activities. In 2000 we reported earnings of $390, consisting of $315 of operating income and $75 of net nonrecurring income.

Market Trends

      Incentives offered by the OE vehicle manufacturers helped push annualized sales of light vehicles near 17 million units in the first half of 2001. However, the more significant issue from our perspective is production volume. Because dealer inventories remain high, particularly on models that have high Dana content, we remain conservative as we look ahead to the second half of the year, especially since demand for some of these models is well below the 2000 level.

ITEM 2. (Continued)

(in millions except units of production)

Market Trends

      Production days increased in the second quarter but a significant number of days have already been taken out of the third quarter schedule by Ford and DaimlerChrysler, our largest customers. Because dealer inventory levels continue to be a problem, we project North American light vehicle production volume for 2001 will approximate 15.2 million units. As we noted in the previous quarter, we have reduced operating capacity in response to these conditions. Our objective remains to scale our North American operations to a production level of 14.5 million units.

      There has been very little change in the North American heavy truck market. Units produced in the second quarter increased sequentially but only to the level of the last quarter of 2000. We expect volume to remain near current levels and to finish the year at approximately 145,000 units, slightly exceeding the level to which we have scaled our operations.

      The sales improvement experienced by the AAG in the second quarter was attributed to seasonal factors and we expect the aftermarket to remain soft through the end of 2001. Key factors are fuel costs, which tend to affect the portion of vehicle operating outlays expended on repairs and maintenance, and the general improvement in the quality and durability of automotive parts.

      Based on our customers’ production estimates, we are currently projecting sales from net new business of $345 in 2001 and more than $5,000 in the aggregate through 2005. We are encouraged by the new awards, especially since these sales amounts include business not only with our traditional North American OE customers, but also with OEs based outside the United States.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors, including national and international economic conditions; the strength of the euro and other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; and the success of our recent short-term actions and our long-term transformation strategy for the company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On August 8, 2001, we executed an Indenture with Citibank, N.A., as Trustee and as Registrar and a Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, relating to the issuance and sale of $575 million of Notes due August 15, 2011 and €200 million of Notes due August 15, 2011. Pursuant to the terms of the Indenture, we are restricted in our ability to pay dividends on our common stock to an aggregate of $270 million plus 50% of Consolidated Net Income (as defined in the Indenture) minus consolidated losses, from the date of the Indenture forward. This limitation expires if we achieve investment grade ratings unaccompanied by negative warnings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following exhibits are filed as a part of this report:

4-I	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011, and €200 million of 9% Notes due August 15, 2011, filed herewith.

4-I(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes and Regulation S Euro Global Notes (form of initial securities), filed by reference to Exhibit A to the Indenture filed herewith as Exhibit 4-I.

4-I(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes and Regulation S Euro Global Notes (form of exchange securities), filed by reference to Exhibit B to the Indenture filed herewith as Exhibit 4-I.

10-F	Change of Control Agreements between Dana and, respectively, M.L. DeBacker and T.R. McCormack, filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997.

(b)	No reports on Form 8-K were filed during the quarter ended June 30, 2001. However:

1.	We filed a report on Form 8-K on July 17, 2001, containing two press releases issued on the same date relating to our second quarter results and a dividend of 31 cents per share payable on September 14, 2001, to shareholders of record on August 31, 2001.

2.	We also filed a report on Form 8-K on July 18, 2001, containing a press release announcing a private placement of dollar and/or euro denominated notes.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: August 13, 2001	/s/ Robert C. Richter

Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

4-I	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and a Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011, and €200 million of 9% Notes due August 15, 2011	Filed with this report beginning at page E-1

4-I(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to the Indenture filed herewith as Exhibit 4-I

4-I(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to the Indenture filed herewith as Exhibit 4-I

10-F	Change of Control Agreements between Dana and, respectively, M.L. DeBacker and T.R. McCormack, which agreements are substantially similar to the Change in Control Agreement between Dana and W.J. Carroll	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997