Form 10-K/A
period 1999-12-31
DANA CORP
filed 2001-10-23
CIK 26780

[Dana Logo]
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A-1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999        Commission file number 1-1063

                                DANA CORPORATION
                                ----------------
             (Exact name of registrant as specified in its charter)

                Virginia                                   34-4361040
                --------                                   ----------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

     4500 Dorr Street, Toledo, Ohio                          43615
     ------------------------------                          -----
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
    Title of each class                         which registered
    -------------------                         ----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 25, 2000 was approximately $3,442,980,000.

The number of shares of registrant's Common Stock, $1 Par Value, outstanding at February 25, 2000, was 156,988,206 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Document                                               Where Incorporated
1.     Proxy Statement for Annual Meeting                     Part III
       of Shareholders to be held on April 5, 2000.

2.     Annual Report to Shareholders                          Parts I, II, IV
       for year ended December 31, 1999.

The Exhibit Index is located at pages 19 - 20 of the sequential numbering system.

The first purpose of this amendment is to add Exhibits 4-H through 4-LL to the
Exhibit Index for this report and to the list of exhibits in Part IV, Item 14(a)(3). The Exhibit Index is reprinted in full and, except for the added Exhibits, is identical to the Exhibit Index in our originally filed report.

The second purpose of this amendment is to file the Management Statement and Report of Independent Accountants that appeared at page 21 of our Annual Report to Shareholders for the year ended December 31, 1999. Both items were incorporated by reference into this report, as originally filed, pursuant to
Part IV, Item 14(a)(3) and Exhibit 13, but were inadvertently omitted from our original electronic filing.

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

4-B      Rights Agreement, dated as of April 25, 1996,             Filed by reference to Exhibit 1 to our Form 8-A filed
         between Dana and ChemicalMellon Shareholder               May 1, 1996
         Services, L.L.C., Rights Agent

4-C      Indenture for Senior Securities between Dana              Filed by reference to Exhibit 4-B of our Registration
         and Citibank, N.A., Trustee, dated as of                  Statement No. 333-42239 filed December 15, 1997
         December 15, 1997

4-D      First Supplemental Indenture between Dana, as             Filed by reference to Exhibit 4-B-1 to our Report on
         Issuer, and Citibank, N.A., Trustee, dated as             Form 8-K dated March 12, 1998
         of March 11, 1998

4-E      Form of 6.5% Notes due March 15, 2008 and 7.00%           Filed by reference to Exhibit 4-C-1 to our Report on
         Notes due March 15, 2028                                  Form 8-K dated March 12, 1998

4-F      Second Supplemental Indenture between Dana, as            Filed by reference to Exhibit 4.B.1 to our Form 8-K
         Issuer, and Citibank, N.A., Trustee, dated as             dated March 2, 1999
         of February 26, 1999

4-G      Form of 6.25% Notes due 2004, 6.5% Notes due              Filed by reference to Exhibit 4.C.1 to our Form 8-K
         2009, and 7.0% Notes due 2029                             dated March 2, 1999

4-H      Issuing and Paying Agent Agreement between Dana           This exhibit is not filed.  We agree to furnish a
         Credit Corporation (DCC), as Issuer, and                  copy of this exhibit to the Commission upon request.
         Bankers Trust Company, Issuing and Paying
         agent, dated as of December 6, 1999, with
         respect to DCC's $500 million medium-term notes
         program

4-I      Note Agreement dated April 8, 1997, by and                This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and                       copy of this exhibit to the Commission upon request.
         Metropolitan Life Insurance Company for 7.18%
         notes due April 8, 2006, in the principal
         amount of $37 million

4-J      Note Agreement dated April 8, 1997, by and                This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Texas Life            copy of this exhibit to the Commission upon request.
         Insurance Company for 7.18% notes due
         April 8, 2006, in the principal amount of
         $3 million

4-K      Note Agreement dated April 8, 1997, by and                This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Nationwide            copy of this exhibit to the Commission upon request.
         Life Insurance Company for 6.93% notes due
         April 8, 2006, in the principal amount of $35
         million

4-L      Note Agreement dated April 8, 1997, by and                This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Great-West Life & Annuity Insurance Company for
         7.03% notes due April 8, 2006, in the principal
         amount of $13 million

4-M      Note Agreement dated April 8, 1997, by and                This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Great-West Life Assurance Company for 7.03%
         notes due April 8, 2006, in the principal
         amount of $7 million

4-N      Note Agreements (three) dated August 28, 1997,            This exhibit is not filed.  We agree to furnish a
         by and between Dana Credit Corporation and                copy of this exhibit to the Commission upon request.
         Connecticut General Life Insurance Company for
         6.79% notes due August 28, 2004, in the
         aggregate principal amount of $16 million

4-O      Note Agreement dated August 28, 1997, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Life                  copy of this exhibit to the Commission upon request.
         Insurance Company of North America for 6.79%
         notes due August 28, 2004, in the principal
         amount of $4 million

4-P      Note Agreement dated August 28, 1997, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Northwestern Mutual Life Insurance Company for
         6.88% notes due August 28, 2006, in the
         principal amount of $20 million

4-Q      Note Agreements (four) dated August 28, 1997,             This exhibit is not filed.  We agree to furnish a
         by and between Dana Credit Corporation and Sun            copy of this exhibit to the Commission upon request.
         Life Assurance Company of Canada for 6.88%
         notes due August 28, 2006, in the aggregate
         principal amount of $9 million

4-R      Note Agreement dated August 28, 1997, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and                       copy of this exhibit to the Commission upon request.
         Massachusetts Casualty Insurance Company for
         6.88% notes due August 28, 2006, in the
         principal amount of $1 million

4-S      Note Agreements (four) dated December 18, 1998,           This exhibit is not filed.  We agree to furnish a
         by and between Dana Credit Corporation and Sun            copy of this exhibit to the Commission upon request.
         Life Assurance Company of Canada for 6.59%
         notes due December 1, 2007, in the aggregate
         principal amount of $12 million

4-T      Note Agreements (five) dated December 18, 1998,           This exhibit is not filed.  We agree to furnish a
         by and between Dana Credit Corporation and The            copy of this exhibit to the Commission upon request.
         Lincoln National Life Insurance Company for
         6.59% notes due December 1, 2007, in the
         aggregate principal amount of $25 million

4-U      Note Agreement dated December 18, 1998,  by and           This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Northwestern Mutual Life Insurance Company for
         6.48% notes due December 1, 2005, in the
         principal amount of $15 million

4-V      Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Connecticut           copy of this exhibit to the Commission upon request.
         General Life Insurance Company for 7.91% notes
         due August 16, 2006, in the principal amount of
         $15 million

4-W      Note Agreements (two) dated August 16, 1999,              This exhibit is not filed.  We agree to furnish a
         by and between Dana Credit Corporation and The            copy of this exhibit to the Commission upon request.
         Northwestern Mutual Life Insurance Company for
         7.91% notes due August 16, 2006, in the
         aggregate principal amount of $15 million

4-X      Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Allstate              copy of this exhibit to the Commission upon request.
         Life Insurance Company for 7.58% notes due
         August 16, 2004, in the principal amount of $10
         million

4-Y      Note Agreement dated August 16, 1999,  by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Allstate              copy of this exhibit to the Commission upon request.
         Insurance Company for 7.58% notes due August
         16, 2004, in the principal amount of $5
         million

4-Z      Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and New York              copy of this exhibit to the Commission upon request.
         Life Insurance and Annuity Corporation
         Institutionally Owned Life Insurance Separate
         Account for 7.58% notes due August 16, 2004, in
         the principal amount of $5 million

4-AA     Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and New York              copy of this exhibit to the Commission upon request.
         Life Insurance and Annuity Corporation for
         7.58% notes due August 16, 2004, in the
         principal amount of $10 million

4-BB     Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Principal             copy of this exhibit to the Commission upon request.
         Life Insurance Company for 7.58% notes due
         August 16, 2004, in the principal amount of $30
         million

4-CC     Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and First                 copy of this exhibit to the Commission upon request.
         Trenton Indemnity Company for 7.58% notes due
         August 16, 2004, in the principal amount of
         $2.5 million

4-DD     Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Travelers             copy of this exhibit to the Commission upon request.
         Casualty and Surety Company for 7.58% notes due
         August 16, 2004, in the principal amount of $10
         million

4-EE     Note Agreement dated August 16, 1999, by and              This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Travelers Insurance Company for 7.58% notes due
         August 16, 2004, in the principal amount of
         $2.5 million

4-FF     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Allstate              copy of this exhibit to the Commission upon request.
         Life Insurance Company for 7.42% notes due
         December 15, 2004, in the principal amount of
         $14 million

4-GG     Note Agreement dated December 7, 1999,  by and            This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Columbia              copy of this exhibit to the Commission upon request.
         Universal Life Insurance Co. for 7.42% notes
         due December 15, 2004, in the principal amount
         of $1 million

4-HH     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Northwestern Mutual Life Insurance Company for
         7.42% notes due December 15, 2004, in the
         principal amount of $14 million

4-II     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and The                   copy of this exhibit to the Commission upon request.
         Northwestern Mutual Life Insurance Company for
         its Group Annuity Separate Account for 7.42%
         notes due December 15, 2004, in the principal
         amount of $1 million

4-JJ     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and Pacific               copy of this exhibit to the Commission upon request.
         Life and Annuity Company for 7.42% notes due
         December 15, 2004, in the principal amount of
         $5 million

4-KK     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and United Life           copy of this exhibit to the Commission upon request.
         Insurance Company for 7.42% notes due December
         15, 2004, in the principal amount of $3
         million

4-LL     Note Agreement dated December 7, 1999, by and             This exhibit is not filed.  We agree to furnish a
         between Dana Credit Corporation and  Companion            copy of this exhibit to the Commission upon request.
         Life Insurance Company for 7.42% notes due
         December 15, 2004, in the principal amount of
         $2 million

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

10-C     Excess Benefits Plan                                      Filed by reference to Exhibit 10-F to our Form 10-K
                                                                   for year ended December 31, 1998

10-D     Director Deferred Fee Plan                                Filed by reference to Exhibit B to our Proxy
                                                                   Statement dated February 28, 1997

10-D(1)  First Amendment to Director Deferred Fee Plan             Filed by reference to Exhibit 10-I(1) to our Form 10-Q
                                                                   for the quarter ended March 31, 1998

10-D(2)  Second Amendment to Director Deferred Fee Plan            Filed by reference to Exhibit 10-I(2) to our Form 10-K
                                                                   for year ended December 31, 1998

10-E     Employment Agreement between Dana and S.J.                Filed  with this Report
         Morcott.  There are substantially similar
         agreements with J.M. Magliochetti and M.J.
         Strobel

10-F     Change of Control Agreement between Dana and              Filed by reference to Exhibit 10-J(4) to our Form
         W.J. Carroll.  There are substantially similar            10-K for the year ended December 31, 1997
         agreements with, B.N. Cole, M.A. Franklin, W.L.
         Myers, R.C. Richter, and E.J. Shultz

10-G     Collateral Assignment Split-Dollar Insurance              Filed by reference to Exhibit 10-J(13) to our Form
         Agreement for Universal Life Policies between             10-K for the year ended December 31, 1992
         Dana and S.J. Morcott. There are substantially
         similar agreements with J.M. Magliochetti and
         M.J. Strobel

10-H     Employment Agreement between Dana and L.W.                Filed by reference to Exhibit 10-J(7) to our Form
         McCurdy                                                   10-Q for the quarter ended September 30, 1999

10-I     Supplemental Benefits Plan                                Filed by reference to Exhibit 10-K to our Form 10-K
                                                                   for the year ended December 31, 1998

10-J     1999 Restricted Stock Plan                                Filed by reference to Exhibit B to our Proxy
                                                                   Statement dated March 5, 1999

10-K     1998 Directors' Stock Option Plan                         Filed by reference to Exhibit A to our Proxy
                                                                   Statement dated February 27, 1998

10-L     Supplementary Bonus Plan                                  Filed by reference to Exhibit 10-N to our Form 10-Q
                                                                   for the quarter ended June 30, 1995

13       Those sections of our 1999 Annual Report that             Filed with this Report
         are referred to in this Form 10-K

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

                                           DANA CORPORATION
                                           ----------------
                                           (Registrant)


Date:  October 23, 2001              By:   /s/ Michael L. DeBacker
                                           -----------------------------------
                                           Michael L. DeBacker, Vice President

                                                                      Exhibit 13

MANAGEMENT STATEMENT

         We have prepared the accompanying consolidated financial statements and related information included herein for the three years ended December 31, 1999.

         The management of Dana Corporation is primarily responsible for the accuracy of the financial information that is presented in this annual report. These statements were prepared in accordance with generally accepted accounting principles and, where appropriate, we used our estimates and judgment with consideration to materiality.

         To meet management's responsibility for financial reporting, we have established internal control systems which we believe are adequate to provide reasonable assurance that our assets are protected from loss. These systems produce data used for the preparation of financial information.

         We believe internal control systems should be designed to provide accurate information at a reasonable cost which is not out of line with the benefits to be received. These systems and controls are reviewed by our internal auditors in order to ensure compliance, and by our independent accountants to support their audit work.

         The Audit Committee of the Board of Directors meets regularly with management, internal auditors and our independent accountants to review accounting, auditing and financial matters. Our Audit Committee is composed of only outside directors. This committee and the independent accountants have free access to each other with or without management being present.

         We believe people are Dana's most important asset. The proper selection, training and development of our people is a means of ensuring that effective internal controls and fair, uniform reporting are maintained as standard practice throughout the Corporation.


/s/ Robert C. Richter

Robert C. Richter
Vice President and
Chief Financial Officer

                                                                      Exhibit 13

REPORT OF INDEPENDENT ACCOUNTANTS

[PricewaterhouseCoopers Logo]

To the Board of Directors and Shareholders of Dana Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows, including pages 22 though 39, present fairly, in all material respects, the financial position of Dana Corporation and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Toledo, Ohio
January 25, 2000