Form 10-K/A
period 2000-12-31
DANA CORP
filed 2001-10-23
CIK 26780

[Dana Logo]
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-K/A-1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000        Commission file number 1-1063

                                DANA CORPORATION
             (Exact name of registrant as specified in its charter)

Virginia                                     34-4361040
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

4500 Dorr Street,  Toledo, Ohio              43615
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

                                      None
          -------------------------------------------------------------
                                (Title of Class)

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

There were 147,926,157 shares of registrant's Common Stock, $1 Par Value, outstanding at February 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     DOCUMENT                                            WHERE INCORPORATED
1.   Proxy Statement for Annual Meeting of               Part III
     Shareholders to be held on April 4, 2001.

2.   Annual Report to Shareholders for year              Parts I, II, IV
     ended December 31, 2000.

The Exhibit Index is located at pages 18 - 19 of the sequential numbering system.

The purpose of this amendment is to add Exhibits 4-H through 4-LL to the Exhibit Index for this report and to the list of exhibits in Part IV, Item 14(a)(3).
The Exhibit Index is reprinted in full and, except for the added Exhibits, is identical to the Exhibit Index in our originally filed report.

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

3-B             By-Laws, effective October 16, 2000                 Filed by reference to Exhibit 3-B to our Form 10-Q
                                                                    for the quarter ended September 30, 2000

4-A             Specimen Single Denomination Stock                  Filed by reference to Exhibit 4-B to our
                Certificate                                         Registration Statement No. 333-18403 filed
                                                                    December 20, 1996

4-B             Rights Agreement, dated as of April 25, 1996,       Filed by reference to Exhibit 1 to our Form 8-A
                between Dana and ChemicalMellon Shareholder         filed May 1, 1996
                Services, L.L.C., Rights Agent

4-C             Indenture for Senior Securities between Dana        Filed by reference to Exhibit 4-B of our
                and Citibank, N.A., Trustee, dated as of            Registration Statement No. 333-42239 filed
                December 15, 1997                                   December 15, 1997

4-D             First Supplemental Indenture between Dana, as       Filed by reference to Exhibit 4-B-1 to our Report
                Issuer, and Citibank, N.A., Trustee, dated as       on Form 8-K dated March 12, 1998
                of March 11, 1998

4-E             Form of 6.5% Notes due March 15, 2008 and           Filed by reference to Exhibit 4-C-1 to our Report
                7.00% Notes due March 15, 2028                      on Form 8-K dated March 12, 1998

4-F             Second Supplemental Indenture between Dana,         Filed by reference to Exhibit 4.B.1 to our Form
                as Issuer, and Citibank, N.A., Trustee, dated       8-K dated March 2, 1999
                as of February 26, 1999

4-G             Form of 6.25% Notes due 2004, 6.5% Notes due        Filed by reference to Exhibit 4.C.1 to our Form
                2009, and 7.0% Notes due 2029                       8-K dated March 2, 1999

4-H             Issuing and Paying Agent Agreement between          This exhibit is not filed.  We agree to furnish a
                Dana Credit Corporation (DCC), as Issuer, and       copy of this exhibit to the Commission upon
                Bankers Trust Company, Issuing and Paying           request.
                agent, dated as of December 6, 1999, with
                respect to DCC's $500 million medium-term
                notes program

4-I             Note Agreement dated April 8, 1997, by and          This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and                 copy of this exhibit to the Commission upon
                Metropolitan Life Insurance Company for 7.18%       request.
                notes due April 8, 2006, in the principal
                amount of $37 million

4-J             Note Agreement dated April 8, 1997, by and          This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and Texas           copy of this exhibit to the Commission upon
                Life Insurance Company for 7.18% notes due          request.
                April 8, 2006, in the principal amount of $3
                million

4-K             Note Agreement dated April 8, 1997, by and          This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and                 copy of this exhibit to the Commission upon
                Nationwide Life Insurance Company for 6.93%         request.
                notes due April 8, 2006, in the principal
                amount of $35 million

4-L             Note Agreement dated April 8, 1997, by              This exhibit is not filed.  We agree to furnish a
                and between Dana Credit Corporation and The         copy of this exhibit to the Commission upon
                Great-West Life & Annuity Insurance Company         request.
                for 7.03% notes due April 8, 2006, in the
                aggregate principal amount of $13 million

4-M             Note Agreement dated April 8, 1997, by and          This exhibit is not filed. We agree to furnish
                between Dana Credit Corporation and The             a copy of this exhibit to the Commission upon
                Great-West Life Assurance Company for               request.
                7.03% notes due April 8, 2006, in the
                principal amount of $7 million

4-N             Note Agreements (three) dated August 28,            This exhibit is not filed.  We agree to furnish a
                1997, by and between Dana Credit Corporation        copy of this exhibit to the Commission upon
                and Connecticut General Life Insurance              request.
                Company for 6.79% notes due August 28, 2004,
                in the aggregate principal amount of $16
                million

4-O             Note Agreement dated August 28, 1997, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and Life            copy of this exhibit to the Commission upon
                Insurance Company of North America for              request.
                6.79% notes due August 28, 2004, in the
                principal amount of $4 million

4-P             Note Agreement dated August 28, 1997, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and The             copy of this exhibit to the Commission upon
                Northwestern Mutual Life Insurance Company          request.
                for 6.88% notes due August 28, 2006, in the
                principal amount of $20 million

4-Q             Note Agreements (four) dated August 28, 1997,       This exhibit is not filed.  We agree to furnish a
                by and between Dana Credit Corporation and          copy of this exhibit to the Commission upon
                Sun Life Assurance Company of Canada for            request.
                6.88% notes due August 28, 2006, in the
                aggregate principal amount of $9 million

4-R             Note Agreement dated August 28, 1997, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and                 copy of this exhibit to the Commission upon
                Massachusetts Casualty Insurance Company for        request.
                6.88% notes due August 28, 2006, in the
                principal amount of $1 million

4-S             Note Agreements (four) dated December 18,           This exhibit is not filed.  We agree to furnish a
                1998, by and between Dana Credit Corporation        copy of this exhibit to the Commission upon
                and Sun Life Assurance Company of Canada for        request.
                6.59% notes due December 1, 2007, in the
                aggregate principal amount of $12 million

4-T             Note Agreements (five) dated December 18,           This exhibit is not filed.  We agree to furnish a
                1998, by and between Dana Credit Corporation        copy of this exhibit to the Commission upon
                and The Lincoln National Life Insurance             request.
                Company for 6.59% notes due December 1, 2007,
                in the aggregate principal amount of $25
                million


4-U             Note Agreement dated December 18, 1998,  by         This exhibit is not filed.  We agree to furnish a
                and between Dana Credit Corporation and The         copy of this exhibit to the Commission upon
                Northwestern Mutual Life Insurance Company          request.
                for 6.48% notes due December 1, 2005, in the
                principal amount of $15 million

4-V             Note Agreement dated August 16, 1999, by            This exhibit is not filed.  We agree to furnish a
                and between Dana Credit Corporation                 copy of this exhibit to the Commission upon
                and Connecticut General Life Insurance              request.
                Company for 7.91% notes due August 16, 2006,
                in the principal amount of $15 million

4-W             Note Agreements (two) dated August 16, 1999,        This exhibit is not filed.  We agree to furnish a
                by and between Dana Credit Corporation and          copy of this exhibit to the Commission upon
                The Northwestern Mutual Life Insurance              request.
                Company for 7.91% notes due August 16, 2006,
                in the aggregate principal amount of $15
                million

4-X             Note Agreement dated August 16, 1999,               This exhibit is not filed.  We agree to furnish a
                by and between Dana Credit Corporation and          copy of this exhibit to the Commission upon
                Allstate Life Insurance Company for 7.58%           request.
                notes due August 16, 2004, in the
                principal amount of $10 million

4-Y             Note Agreement dated August 16, 1999, by           This exhibit is not filed. We agree to furnish a
                and between Dana Credit Corporation and            copy of this exhibit to the Commission upon
                Allstate Insurance Company for 7.58% notes         request.
                due August 16, 2004, in the principal amount
                of $5 million

4-Z             Note Agreement dated August 16, 1999, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and New York        copy of this exhibit to the Commission upon
                Life Insurance and Annuity Corporation              request.
                Institutionally Owned Life Insurance Separate
                Account for 7.58% notes due August 16, 2004,
                in the principal amount of $5 million

4-AA            Note Agreement dated August 16, 1999, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and New York        copy of this exhibit to the Commission upon
                Life Insurance and Annuity Corporation for          request.
                7.58% notes due August 16, 2004, in the
                principal amount of $10 million

4-BB            Note Agreement dated August 16, 1999,               This exhibit is not filed.  We agree to furnish a
                by and between Dana Credit Corporation              copy of this exhibit to the Commission upon
                and Principal Life Insurance Company for            request.
                7.58% notes due August 16, 2004, in the
                principal amount of $30 million

4-CC            Note Agreement dated August 16, 1999, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and First           copy of this exhibit to the Commission upon
                Trenton Indemnity Company for 7.58% notes due       request.
                August 16, 2004, in the principal amount of
                $2.5 million




4-DD            Note Agreement dated August 16, 1999, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and Travelers       copy of this exhibit to the Commission upon
                Casualty and Surety Company for 7.58% notes         request.
                due August 16, 2004, in the principal amount
                of $10 million

4-EE            Note Agreement dated August 16, 1999, by and        This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and The             copy of this exhibit to the Commission upon
                Travelers Insurance Company for 7.58% notes         request.
                due August 16, 2004, in the principal amount
                of $2.5 million

4-FF            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and Allstate        copy of this exhibit to the Commission upon
                Life Insurance Company for 7.42% notes due          request.
                December 15, 2004, in the principal amount of
                $14 million

4-GG            Note Agreement dated December 7, 1999,  by          This exhibit is not filed.  We agree to furnish a
                and between Dana Credit Corporation and             copy of this exhibit to the Commission upon
                Columbia Universal Life Insurance Co. for           request.
                7.42% notes due December 15, 2004, in the
                principal amount of $1 million

4-HH            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and The             copy of this exhibit to the Commission upon
                Northwestern Mutual Life Insurance Company          request.
                for 7.42% notes due December 15, 2004, in the
                principal amount of $14 million

4-II            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and The             copy of this exhibit to the Commission upon
                Northwestern Mutual Life Insurance Company          request.
                for its Group Annuity Separate Account for
                7.42% notes due December 15, 2004, in the
                principal amount of $1 million

4-JJ            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and Pacific         copy of this exhibit to the Commission upon
                Life and Annuity Company for 7.42% notes due        request.
                December 15, 2004, in the principal amount of
                $5 million

4-KK            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and United          copy of this exhibit to the Commission upon
                Life Insurance Company for 7.42% notes due          request.
                December 15, 2004, in the principal amount of
                $3 million

4-LL            Note Agreement dated December 7, 1999, by and       This exhibit is not filed.  We agree to furnish a
                between Dana Credit Corporation and                 copy of this exhibit to the Commission upon
                Companion Life Insurance Company for 7.42%          request.
                notes due December 15, 2004, in the principal
                amount of $2 million

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


10-B(1)         First Amendment to 1997 Stock Option Plan           Filed by reference to Exhibit B to our Proxy
                                                                    Statement dated March 2, 2001



10-C            Excess Benefits Plan                                Filed by reference to Exhibit 10-F to our Form
                                                                    10-K for the year ended December 31, 1998


10-C(1)         First Amendment to Excess Benefits Plan             Filed by reference to Exhibit 10-C(1) to our Form
                                                                    10-Q for the quarter ended September 30, 2000

10-D            Director Deferred Fee Plan                          Filed by reference to Exhibit B to our Proxy
                                                                    Statement dated February 28, 1997

10-D(1)         First Amendment to Director Deferred Fee Plan       Filed by reference to Exhibit 10-I(1) to our Form
                                                                    10-Q for the quarter ended March 31, 1998
10-D(2)         Second Amendment to Director Deferred Fee           Filed by reference to Exhibit 10-I(2) to our Form
                Plan                                                10-K for the year ended December 31, 1998

10-E            Employment Agreement between Dana and J.M.          Filed  with this Report
                Magliochetti

10-F            Change of Control Agreement between Dana and        Filed by reference to Exhibit 10-J(4) to our Form
                W.J. Carroll.  There are substantially              10-K for the year ended December 31, 1997
                similar agreements with R.L. Clayton, B.N.
                Cole, M.A. Franklin, C.F. Heine, J.M.
                Laisure, R.C. Richter, and E.J. Shultz

10-G            Collateral Assignment Split-Dollar Insurance        Filed with this Report
                Agreement for Universal Life Policies between
                Dana and J.M. Magliochetti. There are
                substantially similar agreements with W.J.
                Carroll, M.A. Franklin, and E.J. Shultz

10-H            Supplemental Benefits Plan                          Filed by reference to Exhibit 10-K to our Form
                                                                    10-K for the year ended December 31, 1998

10-I            1999 Restricted Stock Plan                          Filed by reference to Exhibit B to our Proxy
                                                                    Statement dated March 5, 1999

10-J            1998 Directors' Stock Option Plan                   Filed by reference to Exhibit A to our Proxy
                                                                    Statement dated February 27, 1998

10-K            Supplementary Bonus Plan                            Filed by reference to Exhibit 10-N to our Form
                                                                    10-Q for the quarter ended June 30, 1995

13              Those sections of our 2000 Annual Report that       Filed with this Report
                are referred to in this Form 10-K

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

                                       DANA CORPORATION
                                       -----------------------------------------
                                       (Registrant)


Date:  October 23,  2001             By:  /s/ Michael L. DeBacker
                                       -----------------------------------------
                                       Michael L. DeBacker, Vice President