Form 10-Q
period 2001-09-30
DANA CORP
filed 2001-11-13
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
Of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes    X     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001

Common stock, $1 par value	148,525,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

INDEX

			Page Number

Cover			1
Index			2
Part I. Financial Information
	Item 1.	Financial Statements
		Condensed Balance Sheet December 31, 2000 and September 30, 2001	3
		Statement of Income Three Months and Nine Months Ended
		September 30, 2000 and 2001	4
		Condensed Statement of Cash Flows Nine Months Ended
		September 30, 2000 and 2001	5
		Notes to Condensed Financial Statements	6-10
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-23
	Item 3.	Quantitative and Qualitative Disclosures About
		Market Risk	23
Part II. Other Information
	Item 1.	Legal Proceedings	24
	Item 6.	Exhibits and Reports on Form 8-K	24
Signature			25

PART I. FINANCIAL INFORMATION

ITEM 1.

DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)
September 30, 2001
(in millions)

	December 31,	September 30,
	2000	2001

Assets
Current assets
Cash and marketable securities	$179	$228
Accounts receivable
Trade	1,548	1,548
Other	318	429
Inventories
Raw materials	436	419
Work in process and finished goods	1,128	931
Other current assets	714	526

Total current assets	4,323	4,081

Property, plant and equipment, net	3,509	3,411
Investments in leases	1,037	1,087
Investments and other assets	2,367	2,230

Total assets	$11,236	$10,809

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$2,386	$2,281
Notes payable	1,945	1,223

Total current liabilities	4,331	3,504

Long-term debt	2,649	3,227
Deferred employee benefits and other noncurrent liabilities	1,507	1,595
Minority interest	121	116
Shareholders’ equity	2,628	2,367

Total liabilities and shareholders’ equity	$11,236	$10,809

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

STATEMENT OF INCOME (Unaudited)
(in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net sales	$2,865	$2,399	$9,629		$7,898
Revenue from lease financing and other income	50	98	308		149

	2,915	2,497	9,937		8,047

Costs and expenses
Cost of sales	2,481	2,149	8,161		7,006
Selling, general and administrative expenses	276	242	847		775
Restructuring and integration charges	69	12	103		38
Interest expense	82	76	238		239

	2,908	2,479	9,349		8,058

Income (loss) before income taxes	7	18	588		(11)
Estimated taxes on income	10	(13)	(207)		(6)
Minority interest	(4)	(1)	(12)		(6)
Equity in earnings of affiliates	16	9	49		23

Net income	$29	$13	$418	$	*

Net income per common share
Basic	$0.19	$0.08	$2.73	$	*

Diluted	$0.19	$0.08	$2.71	$	*

Cash dividends declared and paid per common share	$0.31	$0.31	$0.93		$0.93

Average shares outstanding —
Basic	149	148	153		148
Diluted	150	149	154		149

*	Amount is less than $.5 and per share amounts are less than one-half cent.

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,

	2000	2001

Net income	$418	$—
Depreciation and amortization	390	408
Gain on divestitures	(110)	(10)
Working capital change	(223)	(79)
Other	(50)	71

Net cash flows from operating activities	425	390

Purchases of property, plant and equipment	(464)	(306)
Purchases of assets to be leased	(242)	(124)
Payments received on leases	126	28
Net loans to customers	(147)	103
Acquisitions	(279)	(21)
Divestitures	562	232
Other	27	127

Net cash flows — investing activities	(417)	39

Net change in short-term debt	621	(642)
Proceeds from long-term debt	311	796
Payments on long-term debt	(388)	(383)
Dividends paid	(142)	(139)
Shares repurchased	(381)
Other	4	(12)

Net cash flows — financing activities	25	(380)

Net change in cash and cash equivalents	33	49
Cash and cash equivalents — beginning of period	111	179

Cash and cash equivalents — end of period	$144	$228

The accompanying notes are an integral part of the financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, all normal recurring adjustments necessary to a fair presentation of results for the unaudited interim periods have been included. Where appropriate, we have reclassified certain amounts in 2000 to conform with the 2001 presentation.

2.	On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Interest rate swap arrangements have been formally designated as hedges and the effect of marking these contracts to market has been recorded as unrealized gain or loss in other comprehensive income as presented in Note 7. Foreign currency forwards and other derivatives have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations. The adoption of SFAS Nos. 133 and 138 has not had a material effect on our financial position or results of operations.

3.	In March 2001, we sold Mr. Gasket, Inc., a wholly owned subsidiary, and recorded an after-tax loss of $12. In the second quarter of 2001, we divested three operations and recorded an after-tax loss of $8. The divested operations included our Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Missouri Fluid Systems Group operations.

4.	During July 2001, we completed the sale of our Chelsea power take-off business to Parker Hannifin Corporation. In September 2001, we completed the sale of our Glacier industrial polymer bearings businesses to Goodrich Corporation. After-tax gains of $30 were recorded in the third quarter related to these divestitures.

5.	In March 2001, we established a $400 million accounts receivable securitization program. Under the program, we either sell or contribute certain of our accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funds its accounts receivable purchases in part by pledging a portion of the receivables as collateral for short-term loans from participating banks. At September 30, 2001, DAF had borrowed $320 million under the program and used the proceeds to fund the purchase of accounts receivable. We used the sale proceeds received from DAF to reduce other debt.

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

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

6.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Weighted average common shares outstanding	148.9	148.5	153.3	148.2

Plus: Incremental shares from assumed conversion of —
Deferred compensation units	.8	.9	.8	.8
Stock options	.1		.1

Total potentially dilutive securities	.9	.9	.9	.8

Adjusted average common shares outstanding	149.8	149.4	154.2	149.0

7.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income or loss and components of other comprehensive income or loss, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

Our total comprehensive income (loss) is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2000	2001	2000	2001

Net income	$29	$13	$418	$—
Other comprehensive income (loss)
Deferred translation gain (loss)	(70)	25	(130)	(121)
Unrealized gain (loss)	(1)	(2)		(2)

Total comprehensive income (loss)	$(42)	$36	$288	$(123)

The $25 deferred translation gain in the third quarter of 2001 was primarily due to the strengthening of the euro against the U.S. dollar, as gains in Australia and Thailand generally offset losses related to further weakening of the Brazilian real. For the first nine months of 2001, weakening of the Brazilian real accounted for approximately $67 and the euro added another $23 of translation loss. The $130 deferred translation loss for the nine months of 2000 resulted primarily from an increase in the strength of the U.S. dollar relative to the euro, the British pound and the Canadian dollar, net of the impact of the strengthening Brazilian real. The $70 deferred translation loss in the third quarter of 2000 was primarily the result of a decline in the value of the euro and the British pound, relative to the U.S. dollar.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

8.	We are organized into seven Strategic Business Units (SBUs): Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as the Heavy Truck Group (HTG); Engine Systems Group (ESG); Fluid Systems Group (FSG); Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC).

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

Information used to evaluate the SBUs and regions is as follows:

	Three Months Ended September 30,

					Operating		Net
	Sales		EBIT		PAT		Profit

	2000	2001	2000	2001	2000	2001	2000	2001

ASG	$1,062	$831	$81	$29	$57	$25	$33	$9
AAG	681	639	27	13	17	8	(1)	(6)
CVS	346	259	27	6	17	3	8	(3)
ESG	321	273	13	(9)	14	(5)	7	(10)
FSG	266	237	18	14	11	9	6	4
OHSG	178	141	11	3	7	2	3	(1)
DCC					7	5	7	5
Other	11	19	(57)	(34)	(69)	(55)	(2)	(6)

	2,865	2,399	120	22	61	(8)	61	(8)
Restructuring and non-recurring items			(68)	38	(32)	21	(32)	21

Consolidated	$2,865	$2,399	$52	$60	$29	$13	$29	$13

North America	$2,165	$1,787	$155	$48	$101	$29	$54	$(4)
Europe	441	380	11		6	5	(3)	(2)
South America	158	154	10	6	8	4	4	1
Asia Pacific	101	78	3	2	2	1	(1)	(2)
DCC					7	5	7	5
Other			(59)	(34)	(63)	(52)		(6)

	2,865	2,399	120	22	61	(8)	61	(8)
Restructuring and non-recurring items			(68)	38	(32)	21	(32)	21

Consolidated	$2,865	$2,399	$52	$60	$29	$13	$29	$13

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

	Nine Months Ended September 30,

					Operating		Net
	Sales		EBIT		PAT		Profit

	2000	2001	2000	2001	2000	2001	2000	2001

ASG	$3,501	$2,824	$356	$165	$236	$115	$168	$56
AAG	2,134	1,950	125	15	76	9	26	(38)
CVS	1,312	878	131	27	80	16	51	(7)
ESG	1,070	911	78	12	57	11	37	(7)
FSG	894	800	89	62	55	37	39	22
OHSG	627	484	52	24	32	14	21	5
DCC					28	17	28	17
Other	91	51	(174)	(146)	(189)	(200)	5	(29)

	9,629	7,898	657	159	375	19	375	19
Restructuring and non-recurring items			63	(25)	43	(19)	43	(19)
Consolidated	$9,629	$7,898	$720	$134	$418	$—	$418	$—

North America	$7,435	$5,935	$743	$253	$469	$149	$331	$29
Europe	1,504	1,308	69	40	41	33	11	4
South America	427	414	20	13	16	(1)	8	(10)
Asia Pacific	263	241	6	2	4	1	(5)	(6)
DCC					28	17	28	17
Other			(181)	(149)	(183)	(180)	2	(15)

	9,629	7,898	657	159	375	19	375	19
Restructuring and non-recurring items			63	(25)	43	(19)	43	(19)

Consolidated	$9,629	$7,898	$720	$134	$418	$—	$418	$—

Restructuring and non-recurring items represent after-tax gains and losses on divestitures and charges related to our restructuring and integration efforts.

Consolidated net operating assets have decreased seven percent since the beginning of 2001. Due to the combined impact of our working capital initiatives, the reduction in manufacturing and sales volume and the divestiture of businesses, net operating assets have decreased 12 percent in AAG, 21 percent in CVS and 14 percent in ESG since the beginning of the current year.

9.	During the first nine months of 2001, we announced the closing of facilities in ASG, AAG and FSG and continued our other restructuring efforts. In connection with these efforts, we accrued an additional $17 for employee termination benefits, $9 for asset impairments and $12 for other exit costs. This $38 of restructuring expense had a $25 impact on net income.

At September 30, 2001, $99 of restructuring charges remained in accrued liabilities. This balance consisted of $79 related to the termination of employees, including the announced termination of approximately 730 employees scheduled for the remainder of 2001, and $20 for lease terminations and other exit costs. We estimate the related

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

cash expenditures will be approximately $25 in the remainder of 2001, $25 in 2002, $11 in 2003 and $38 thereafter. We do not believe our liquidity and cash flows will be materially impacted by activities related to these restructuring plans.

10.	The issuance of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, was approved by the Financial Accounting Standards Board in June 2001. The new guidance requires, among other things, that companies discontinue amortizing goodwill and certain other intangibles at the end of 2001. The covered assets will be reviewed for impairment annually and, after initial application of this Statement, reductions in the carrying value will be reflected in the results of operations. Covered assets acquired after June 2001 will not be subject to amortization. We are currently analyzing the requirements of this Statement, which is required to be adopted in 2002. We believe that the initial application of this Statement is likely to result in the impairment of a portion of our goodwill, but at this time are not able to quantify the impact on our financial statements.

11.	On October 17, 2001, we announced our intention to accelerate the restructuring of our operations and to reduce our workforce by more than 15 percent. More than 30 facilities are being reviewed for possible consolidation or closure. Plans identifying the specific actions are being developed and will determine the timing of expense recognition and cash flows. However, we currently expect to recognize a significant portion of these charges in the fourth quarter of 2001. We also announced that we will pursue the sale of the businesses of Dana Commercial Credit (DCC). At September 30, 2001, the businesses of DCC comprised approximately $1,900 of the total assets of Dana. Although we are unable to estimate the related proceeds, a loss is not expected to result from the sale of the DCC businesses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

(in millions except per share amounts)

Liquidity and Capital Resources

      Operating activities in the first nine months of 2001 generated $390 of positive cash flow, a $35 reduction from the same period in 2000. The decline in net income, after excluding the divestiture gains in both years, adversely affected the comparison by $318. Our focus on reducing working capital helped limit the increase in working capital over the first nine months of 2001 to $79. This result was achieved despite the repayment of approximately $100 financed by a sale of accounts receivable at the end of 2000 and payment of $104 representing the final installment of the purchase price of our investment in GETRAG Cie. In the first nine months of 2000, working capital increased $223 with changes in accounts receivable and accounts payable as the primary elements. Depreciation and amortization increased $18 in the first nine months of 2001.

Cash Flows From Operations
For the Nine Months Ended
September 30,

1999	$302
2000	425
2001	390

      Capital expenditures in the first nine months of 2001 were $306, representing a $158 reduction over the same period in 2000. We will further limit capital spending in conjunction with our new cash conservation and restructuring initiatives announced in October 2001. Capital spending will be used almost exclusively to support new business in the near term, and our estimate for all of 2001 is $400.

Capital Expenditures

	Year	Nine Months
	Ended	Ended
	December 31,	September 30,

1999	$807	$562
2000	662	464
2001	400 *	306
		*Estimated

      Investing activities provided cash of $39 in the first nine months of 2001 versus an outflow of $417 during the same period in 2000. Divestiture proceeds were a significant element in the third quarter, as the closing of two divestitures increased our total proceeds through the first nine months of 2001 by $206. In the first three quarters of 2000, we realized $562 of proceeds from divestitures and spent $279 on acquisitions. DCC continued to simply maintain its portfolio of leases and loans in 2001, providing net cash receipts of $7 through the first nine months; these activities used cash of $263 in the comparable period in 2000.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     In March 2001, we established a $400 accounts receivable securitization program. The initial proceeds were used to reduce debt, including amounts outstanding under our revolving credit facilities. At September 30, 2001, borrowings of $320 were outstanding under the program. The amounts outstanding under the program are reflected as short-term borrowings in the consolidated financial statements. In August 2001, we completed the private placement of $575 and €200 of 10-year unsecured senior notes. We used the proceeds from these notes, along with a portion of the divestiture proceeds, to further reduce borrowings under Dana’s revolving credit facilities and satisfy maturities of existing long-term debt.

     Our September 2001 year-to-date cash flows related to financing activities included a $642 reduction of net short-term borrowings and a net increase in long-term debt of $413. This activity was partially offset on our balance sheet by the consolidation of approximately $90 of debt in the second quarter in connection with our purchase of the remaining 51% interest in Danaven, a Venezuelan operation in which we previously held a minority position. The $139 of dividends paid in the first nine months of 2001 reflects a $3 reduction over the same period in 2000 as a result of the repurchase of shares, as dividend rates in both years were comparable. Funds expended for stock repurchases in the first nine months of 2000 totaled $381. Stock repurchases were discontinued in September 2000.

     Committed and uncommitted bank lines enable us to make direct bank borrowings. Excluding DCC, we had committed and uncommitted borrowing lines of credit totaling approximately $1,833 at September 30, 2001, including two revolving credit facilities with an aggregate maximum capacity of $1,000. The 364-day facility matures in December 2001 and has a maximum borrowing capacity of $500. The capacity under this facility was decreased by $250 in the third quarter upon the successful completion of the private placement of notes. The long-term facility matures in November 2005 and has a maximum borrowing capacity of $500. We had $100 outstanding under these revolving credit facilities at September 30, 2001. DCC had credit lines totaling $580 at September 30, 2001, including two revolving credit facilities with an aggregate maximum capacity of $463. One facility matures in June 2002 and has a maximum borrowing capacity of $213. The other facility matures in June 2004 and has a maximum borrowing capacity of $250. At September 30, 2001, approximately $389 was outstanding under the DCC lines, including $319 under the revolving credit facilities.

     Until the end of 2000, we had generally relied on the issuance of commercial paper to satisfy a significant portion of our short-term financing requirements. However, the debt rating services downgraded our credit ratings in the first quarter of 2001, primarily due to the significant downturn in our markets since the fourth quarter of 2000 and its impact on our operations. When, as a result, the issuance of commercial paper became unavailable to us, we began borrowing against our committed bank lines. The accounts receivable securitization program established in March 2001 and the private placement of notes completed in August 2001 allowed us to reduce our borrowings against the bank lines while extending the overall maturity of our outstanding debt. These actions resulted in $900 of capacity under the revolving credit facilities being available to Dana, excluding DCC, at September 30, 2001.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     Dana’s committed bank facilities include certain financial covenants related to the coverage of fixed charges and the ratio of debt to capital. As of September 30, 2001, we were not in compliance with the fixed charges covenant under either of the Dana bank facilities; however, compliance with these covenants had been waived by the banks in advance. The waivers extend through December 20, 2001, the date the 364-day facility matures. We are currently negotiating the renewal of the 364-day facility and certain amendments to the long-term facility, including amendments related to the financial covenants. We expect to be able to continue to secure short-term financing, but if such financing is not available on acceptable terms, our results of operations and financial condition may be adversely affected. Based on our rolling forecast, we expect our cash flows from operations, combined with these credit facilities (as the same may need to be renewed or amended) and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

     We have reviewed the liabilities that may result from the legal proceedings to which we are currently a party, including those involving product liability claims and alleged violations of environmental laws. We do not believe that these liabilities or the related cash requirements are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

     We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. At September 30, 2001, $40 was accrued for contingent environmental liabilities with no recovery expected from other parties, unchanged from December 31, 2000. We estimate contingent non-asbestos product liabilities based on existing claims plus our estimate of incurred but not reported claims based on historical experience. At September 30, 2001, $21 was accrued for contingent non-asbestos product liability costs and $3 was recorded as an asset for probable recoveries, compared to $21 accrued for liabilities and $2 recorded as an asset at the end of 2000.

     At September 30, 2001, the difference between our minimum and maximum estimates for contingent liabilities, while not considered material, was $2 for the environmental liability claims and $14 for the non-asbestos product liability claims, which is unchanged from the end of 2000.

     With respect to contingent asbestos-related product liability, we had approximately 96,000 asbestos-related claims outstanding at September 30, 2001, including approximately 29,000 claims that were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims as well as claims which may be filed against us in the future. At September 30, 2001, we had accrued $94 for contingent asbestos-related product liability costs and recorded $82 as an asset for probable recoveries from insurers for asbestos-related product liability claims, compared to $78 accrued for liabilities and $67 recorded as an asset at December 31, 2000.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     For some time, the vast majority of our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. The CCR continued to administer Dana’s claims and provide some legal and claims adjusting support through July 31, 2001. Since February 2001, there has been no sharing of indemnity costs and we have independently controlled our legal strategy and settlements. As of August 1, 2001, our claims administration was moved to a new organization, PACE, which is a subsidiary of Peterson Consulting, Inc. We do not expect these changes to materially affect our handling of asbestos claims or the costs thereof. However, there has been a marked increase in the number of claims filed against Dana since the CCR was reorganized. We believe that claimants are naming all former members of the CCR in individual claims, since all members of the CCR had previously participated in claims filed against any single member. As a result, many of the new claimants represent parties that have no direct association with products manufactured by Dana. Since the reorganization of the CCR, a greater number of claims against Dana are being dismissed and the average cost of settlement has declined.

Restructuring and Integration Charges

     At December 31, 2000, there was $113 remaining in accrued liabilities relating to restructuring plans announced in 1998, 1999 and 2000. During the first nine months of 2001, we announced the closing of facilities in ASG, AAG and FSG and continued our other restructuring efforts elsewhere.

     The following summarizes the restructuring activity recorded in the first nine months of 2001 and the change in the accrual:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2000	$93	$20	$—	$113
Activity during the first nine months
Charged to expense	17	12	9	38
Cash payments	(31)	(12)		(43)
Write-off of assets			(9)	(9)

Balance at September 30, 2001	$79	$20	$—	$99

     At September 30, 2001, $99 of restructuring charges remained in accrued liabilities. This balance consisted of $79 related to the termination of employees, including the announced termination of approximately 730 employees scheduled for the remainder of 2001, and $20 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $25 in the remainder of 2001, $25 in 2002, $11 in 2003 and $38 thereafter.

ITEM 2. (Continued)

(in millions)

Restructuring and Integration Charges

     On October 17, 2001, we announced our intention to accelerate the restructuring of our operations and to reduce our workforce by more than 15 percent. These actions are expected to result in after-tax charges in the range of $400 to $450. More than 30 facilities are being reviewed for possible consolidation or closure. Plans identifying the specific actions are being developed and will determine the timing of expense recognition and cash flows. However, we currently expect to recognize a significant portion of these charges in the fourth quarter of 2001. We also announced that we will pursue the sale of the businesses of DCC. Although we are unable to estimate the related proceeds, a loss is not expected to result from the sale of the DCC businesses.

     Although the specific plans related to our latest announcements are still being developed and the details of those plans will affect the related cash flows, we believe it is likely that our liquidity and cash flows will be materially impacted by our restructuring activities through the end of 2001 and during 2002. Our cash flows will be favorably impacted by the reduction in our quarterly dividend from thirty-one cents per share to one cent per share in the fourth quarter of 2001. As noted previously, we believe that our cash flows from operations, as supplemented by our credit facilities (as the same may need to be renewed or amended) and the accounts receivable securitization program, will provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Results of Operations (Third Quarter 2001 versus Third Quarter 2000)

     Our worldwide sales decreased $466 in the third quarter of 2001 to $2,399, a 16% decline from the third quarter of 2000. The net effect of acquisitions, divestitures and price changes was minimal. Our U.S. sales dropped $360 or 18% versus the third quarter of 2000. Excluding the net effect of acquisitions and divestitures, U.S. sales declined $331 or 16%.

     Overall sales outside the U.S. fared better, slipping only $106 or 10% compared to the third quarter last year. The decline was $122 or 12% excluding the net effect of acquisitions and divestitures. Nearly half of this decline resulted from the strengthening of the U.S. dollar relative to foreign currencies since the third quarter of 2000. The currencies accounting for the largest components of the approximately $56 adverse impact were the Brazilian real ($29), the euro ($7), the Australian dollar ($6), the Canadian dollar ($6) and the British pound ($2).

     Sales by region for the third quarter are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

North America	$2,165	$1,787	(17)	(16)
Europe	441	380	(14)	(12)
South America	158	154	(3)	(22)
Asia Pacific	101	78	(23)	(19)

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2001 versus Third Quarter 2000)

     Sales in North America decreased $378 or 17% in the third quarter of 2001. Excluding the effect of divestitures, the decline was $350 or 16%. As noted above, the relative weakness of the Canadian dollar accounted for $6 of the reduction. European sales were down less than 12% in local currency but conversion to U.S. dollars pared another $10 for a total decline of $61 or 14% including $9 from divestitures. South American sales were down $4 as $32 of adverse currency effects offset the $31 added through acquisitions. Sales in Asia Pacific were down 10% in local currency and, similar to the other regions, were affected by the weakening of local currencies relative to the U.S. dollar as adverse currency effects totaled more than $8. The effect of divestitures was a $4 sales decrease, with no acquisition impact.

     We are organized into seven Strategic Business Units (SBUs): Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Commercial Vehicle Systems (CVS), formerly known as Heavy Truck Group (HTG); Engine Systems Group (ESG); Fluid Systems Group (FSG); Off-Highway Systems Group (OHSG) and Dana Commercial Credit (DCC).

     Sales by SBU for the third quarter are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

ASG	$1,062	$831	(22)	(24)
AAG	681	639	(6)	(4)
CVS	346	259	(25)	(21)
ESG	321	273	(15)	(13)
FSG	266	237	(11)	(11)
OHSG	178	141	(21)	(21)
Other	11	19	73	16

     Other in the chart represents closed and sold facilities or locations where the operating responsibility has not been assigned to a specific SBU.

     ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales decline of $231 or 22% in the third quarter. The North American region accounted for $191 of this shortfall for the quarter. After a slight build rate increase in the North American light vehicle and heavy truck markets in the second quarter of 2001, third quarter production fell back to the previous declining trend. The aftermath of the September 11 terrorist attacks accounted for some of the production decline as Ford, our largest customer, announced production cutbacks of 110,000 to 120,000 units for the last two weeks of September. Compared to last year’s third quarter, North American light vehicle production was down 12%. ASG experienced a $183 drop in North America when compared to its second quarter 2001 sales total. The disruptions to production schedules of our original equipment (OE) customers, which had declined somewhat in the second quarter, became a significant issue again in the third quarter. After September 11, increased security at international border crossings resulted in shipping delays that were responsible for creating parts shortages that further impacted production. Incentives helped boost light vehicle sales but the demand was generally met by existing dealer inventories, which remain high for certain models with high Dana content. ASG reported an aggregate sales decrease of $40 in the other regions. Sales in Europe were down $18, mostly from a decline in volume as the adverse effect of weaker

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2001 versus Third Quarter 2000)

currencies was minimal. Sales in South America in the third quarter of 2001 were $5 below those in the same period of the prior year, as sales gained via acquisitions were more than offset by $11 in organic declines and $14 from the effect of weaker currencies, especially the Brazilian real. Modular sales in Asia Pacific experienced an organic decline of $9, which was nearly matched by the $8 negative impact of foreign currency fluctuations, with no impact from acquisitions or divestitures.

     AAG, which is primarily responsible for the distribution side of our automotive business, experienced a year-over-year sales decline of $42 or 6% in the third quarter of 2001. After showing improvement in the second quarter of 2001 on a sequential basis, sales declined again to within one percent of the sales reported in the final quarter of 2000 and the initial quarter of the current year. Sales in North America, which represents more than three-fourths of AAG’s market, were down $31 or 5% when compared to the same period in 2000. Divestitures accounted for $16 of the decline. Sales in Europe declined $3 due to $1 in adverse currency effects and a $2 decline in organic sales related to softness in the market. Sales in South America declined $2 overall as a $2 local currency increase and $3 of acquisition impact were more than offset by adverse currency impacts of $7.

     CVS sells heavy axles and brakes, drivetrain components, trailer products and heavy systems modular assemblies; its power take-off operations were divested in July 2001. The decline in its third quarter 2001 sales of $86 or 25% as compared to the third quarter of 2000 was due to the fact that North America represents nearly 95% of the CVS market and medium and heavy-duty vehicle production in North America declined significantly compared to the prior year. Aggregate sales for the other three regions declined $8 or 37% in a year-on-year comparison with no impact from divestitures. Total CVS sales for the third quarter of 2001 declined 13% from the previous quarter, the second quarter of decline after increasing 11% in the first quarter of 2001 when compared to the fourth quarter of 2000.

     ESG sells gaskets and other sealing products and engine parts, such as piston rings, bearings, liners and camshafts. This SBU experienced a sales decrease of $49 or 15% in the third quarter of 2001 versus the comparable period in 2000. Sales followed the overall markets in North America, down $23 or 12% with reductions in the automotive, commercial vehicle and aftermarket sectors. Sales in Europe were down $25 or 21% due to organic declines of $13, divestitures of $9 and adverse currency effects of $3. Sales were flat in South America with acquisitions and organic growth offsetting adverse currency effects of $3.

     FSG, which manufactures an extensive line of rubber hose, fluid products and fluid management systems, reported the smallest decline in third quarter 2001 sales of any SBU with a $29 or 11% decrease when compared to the third quarter of 2000. Sales have been nearly flat since the third quarter of last year, which was the last quarter with a notable decline. FSG saw benefit from having content on models that avoided until recently the severe OE customer production cuts that have affected most of the other SBUs. Currency impact for the quarter was a negative $8.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2001 versus Third Quarter 2000)

In Europe, currency losses of $1 partially offset an $8 sales gain in local currency. FSG sales in the South American and Asia Pacific regions continued to be insignificant.

     OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, finished the third quarter of 2001 with sales down $36 or 21% versus 2000, with no impact from acquisitions or divestitures. Adverse currency impact accounted for $4, and organic sales declined $20 in North America and $14 in Europe. Sales declined 12% in North America and 16% in Europe when compared to the second quarter of 2001. Overall markets were depressed in North America while the agricultural market in Europe continued efforts to recover from the impact of livestock diseases.

     Revenue from lease financing and other income increased $48 in the third quarter of 2001 due primarily to non-recurring gains related to the sales of our industrial polymer bearings businesses and our Chelsea power take-off operations. Lease financing income in 2001 was flat versus 2000.

     Gross margin for the third quarter of 2001 was 10.4% versus 13.4% in 2000. Margins in all our SBUs were adversely affected as the decline in production reduced our ability to absorb certain fixed operating expenses.

     Selling, general and administrative expenses for the quarter decreased $34 compared to the same period in 2000. Approximately $25 of this decrease was in North America while $5 was due to currency movements.

     Operating margin for the third quarter of 2001 was 0.3% compared to 3.8% in 2000 for the above reasons.

     Interest expense for the third quarter of 2001 was $6 lower than the comparable period last year, the combined effect of a slightly lower average debt level and lower interest rates.

     Neither the effective tax rates nor the comparison of the effective tax rates for the third quarters of 2001 and 2000 is meaningful due to the low level of pre-tax earnings. The rate is impacted by a number of permanent differences between financial accounting rules and related tax regulations, the impact of which is magnified due to the reduced level of the pre-tax amounts in both years. In addition, the realization of pre-tax profits in countries with higher statutory rates and losses in other countries where benefits are not available impacted the effective rates.

     Equity in earnings of affiliates was $7 lower in 2001. The most significant reduction occurred in Mexico. Declines in Brazil were more than offset by an increase in Europe, which benefited from our new investment in GETRAG. Earnings from DCC’s equity investments were also slightly lower.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2001 versus Third Quarter 2000)

     We reported net income of $13 in the third quarter of 2001, the net result of an $8 operating loss and $21 of net non-recurring income. Non-recurring items included $30 of gains on divestitures and $9 of charges related to our restructuring activities. In the third quarter of 2000 we reported earnings of $29, consisting of $61 of operating income and $32 of net non-recurring expense.

Results of Operations (Nine Months 2001 versus Nine Months 2000)

     Our worldwide sales decreased $1,731 in the first three quarters of 2001 to $7,898, an 18% decline from the first three quarters of 2000. Excluding the net effect of acquisitions and divestitures, sales decreased $1,638 or 17% during the period with price changes having a minimal effect. Our U.S. sales dropped $1,442 or 21% versus the prior year. Excluding the net effect of acquisitions and divestitures, U.S. sales declined $1,318 or 19%.

     Overall sales outside the U.S. fared better, slipping only $289 or 9% compared to last year. The decline was $320 or 10% excluding the net effect of acquisitions and divestitures. Most of this decline resulted from the strengthening of the U.S. dollar relative to foreign currencies since September of 2000. The currencies accounting for the largest components of the approximately $202 adverse impact were the Brazilian real ($63), the euro ($52), the Canadian dollar ($24), the Australian dollar ($22), and the British pound ($21).

     Sales by region for the first nine months were as follows:

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

North America	$7,435	$5,935	(20)	(19)
Europe	1,504	1,308	(13)	(12)
South America	427	414	(3)	(13)
Asia Pacific	263	241	(8)	(11)

     Sales in North America decreased $1,500 or 20% for the period. Excluding the effect of divestitures, the decline was $1,376 or 19%. As noted above, the relative weakness of the Canadian dollar accounted for $24 of the reduction in sales. European sales were down less than 8% in local currency but conversion to U.S. dollars pared another $77 for a total decline of $196 or 13%. Divestitures exceeded acquisitions by $14. South American sales improved 3% in local currencies and net acquisitions added $40, but sales were down $13 or 3% after absorbing $72 of adverse currency effects. Sales in Asia Pacific were down $22 as $31 of adverse currency impact was partially offset by a $6 net effect of acquisitions and divestitures.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2001 versus Nine Months 2000)

        Sales by SBU for the first nine months are shown in the following table.

				% Change Excluding
				Acquisitions &
	2000	2001	% Change	Divestitures

ASG	$3,501	$2,824	(19)	(21)
AAG	2,134	1,950	(9)	(7)
CVS	1,312	878	(33)	(30)
ESG	1,070	911	(15)	(14)
FSG	894	800	(11)	(10)
OHSG	627	484	(23)	(21)
Other	91	51	(44)	12

ASG incurred a sales decline of $677 or 19% in the first three quarters of 2001. The North American region experienced $630 of this shortfall. In 2000, North American light vehicle and heavy truck manufacturers were producing near record levels during the first half of the year. Heavy truck production began to show signs of slowing by the end of the second quarter of 2000, a trend which worsened significantly in the second half of the year. The light vehicle manufacturers began a similar slide in the third quarter of 2000 that also worsened in the fourth quarter. Sales in both markets were generally flat in the first quarter of 2001 when compared to the fourth quarter of last year, but demand was sporadic and margins were adversely affected by the high volume of production shifts cancelled by our OE customers. The production schedules improved in the second quarter of 2001 in terms of volume but still displayed some of the irregularities of the first quarter. In the third quarter, the number of production shifts cancelled by our OE customers was nearly identical to what we experienced in the first quarter of 2001, as our customers countered excess dealer inventories with incentives and reduced production. SUVs and light trucks overall have maintained their 50% share of the light vehicle market, but Ford and Chrysler vehicles in general and certain models with high Dana content in particular have declined more than the light vehicle market overall in the current year. The other regions reported an aggregate sales decrease of $48. Sales in Europe were down $36 as an adverse currency impact of $20 and $28 of organic declines more than offset acquisition benefits of $12. Sales in South America were $11 below the same period in the prior year, as the $8 of organic decline and $33 of adverse effects of weaker currencies more than offset the net acquisition impact of $29. Modular sales in Asia Pacific were flat with currency declines of $25 offsetting acquisition impact of $21 and modest organic growth.

AAG also experienced a decline in sales for the first three quarters of 2001. Sales in North America, which represents more than three-fourths of its global market, were down $145 or 8%. The reported improvement in the domestic aftermarket followed the pattern in our other markets, as retailers generally met the higher demand with existing inventory. Divestitures also contributed $34 to the decline. Sales in Europe declined $25 due to $9 in adverse currency effects and a $16 decline in organic sales. Sales in South America were down $2 as a $16 currency decrease was partially offset by local growth of $11 and $3 of acquisition impact. Divestitures accounted for $11 of the $13 sales decline recorded in Asia Pacific.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2001 versus Nine Months 2000)

     CVS experienced a year-on-year decline in sales in the first nine months of 2001 of $434 or 33% for the reasons cited in the discussion of ASG above. The decline in CVS sales included $45 of divestiture impact, $42 of which was in North America. Excluding this effect, sales in North America for the period were 30% below those of the first three quarters of 2000. Aggregate sales for the other three regions declined $25 or 35% in a year-on-year comparison with $6 due to divestitures and adverse currency effects.

     ESG realized a sales decrease of $159 or 15% in the first nine months of 2001 versus the same period of 2000. Sales in North America were down $99 or 16% as the automotive, commercial vehicle and aftermarket sectors all trailed prior year volume. Sales in Europe were down $57 or 14% with adverse currency effects of $20 playing a significant role. Sales were generally flat in South America before adverse currency effects of $6 and a net acquisition impact of $2.

     FSG reported the lowest drop in sales of any SBU with a $94 or 11% decrease. FSG benefited from having content on models that avoided the severe OE customer production cuts that have affected most of the other SBUs. Currency impact for the period was a negative $25. In Europe, currency losses of $8 partially offset a $16 sales gain in local currency. FSG sales in the South American and Asia Pacific regions were insignificant and unchanged from the prior year, with organic growth of $8 in South America completely offset by adverse currency impact.

     OHSG finished the period down $143 or 23% in sales versus 2000, with $9 resulting from divestitures. Currency impact accounted for $20, and organic sales declined $81 in North America, where overall markets were weak, and $37 in Europe, where the construction market softened and agriculture remained weak.

     Sales in Other decreased $40 or 44% compared to 2000 reflecting the sale of most of the Warner Electric businesses at the end of February 2000.

     Revenue from lease financing and other income decreased $159 in the first three quarters of 2001 when compared to the same period in 2000. In 2001, other income included a $50 gain on the divestitures of our Chelsea power take-off business and of our industrial bearings businesses. Also included in 2001 was a $35 loss on the sales of our Mr. Gasket subsidiary, the Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Missouri Fluid Systems Group operations. Included in the total for 2000 was $179 of gains on the divestitures of the Gresen hydraulics business, certain portions of our constant velocity joint business, most of the global Warner Electric businesses and the Commercial Vehicle Cab Systems Group. In addition, a $10 net charge related to final settlement of the Midland Grau divestiture was recorded in the third quarter of 2000, bringing to $169 the amount of net non-recurring income included in other income. Lease financing income in 2001 decreased approximately $12 versus the total for the first nine months of 2000.

     Gross margin through September of 2001 was 11.3% versus 15.2% in 2000. Margins in all our SBUs were severely affected as the decline in volume reduced our ability to absorb certain fixed operating expenses.

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Nine Months 2001 versus Nine Months 2000)

     Selling, general and administrative expenses decreased $72 during the first nine months of 2001 compared to the same period last year. The net effect of divestitures accounted for $19 of this change, and currency exchange caused another $18 of the decline. The largest changes occurred in Europe where currency fluctuations caused $8 of the $18 non-divestiture related decrease. Most of the remaining decrease was from the North American region where our operating units scaled their capacity in reaction to severely reduced customer production schedules in the light truck and commercial vehicle markets.

     Operating margin for the period was 1.5% compared to 6.4% in 2000 for the above reasons.

     Interest expense was $1 higher as the impact of higher debt was generally offset by reduced rates.

     Neither the effective tax rates nor the comparison of the effective tax rates for the nine months ended September 2001 and 2000 is meaningful due to the low level of pre-tax earnings. As noted in the discussion of the quarterly results of operations, the impact of permanent differences between financial accounting rules and tax regulations is magnified due to the reduced level of the pre-tax amounts in both years.

     Equity in earnings of affiliates through September 2001 was $26 lower than in the first nine months of 2000. The reduction in earnings in Mexico and Venezuela more than offset the inclusion of earnings related to our investment in GETRAG and a $4 increase in earnings from DCC’s equity investments.

     For the first nine months of 2001, operating income was fully offset by the $19 of net non-recurring items. We reported net income of $418 for the same period in 2000, which included $43 of net non-recurring income related to divestitures and restructuring activities.

Market Trends

     In the third quarter, the number of production days taken out of the North American light vehicle production schedules of Ford and DaimlerChrysler, our largest customers, was significantly higher than in the second quarter. Overall, the number of light vehicle production days lost through plant shutdowns increased approximately 167% in the third quarter to finish nearly even with the first quarter of this year. Dealer inventory levels, especially those of light vehicles with high Dana content, continued to be a problem and retail incentives were increased in an effort to boost retail sales. However, sales of light vehicles declined 11% from August to September of 2001 in the wake of the events of September 11 and inventories were higher at September 30 than at the end of the second quarter. While customer sales incentives are currently driving light vehicle sales to impressive levels, we do not expect these incentives to have a significant positive effect on OE production schedules for the remainder of the year, and we anticipate that our sales for the fourth quarter of 2001 will be flat, at best, in this market. Additionally, recent declines in the U.S. consumer confidence measures and the potential effects of recent military actions in response to the September 11 terrorist attacks, among other factors, create some cause for concern about reduced future vehicle demand. As a result, we estimate that North American light vehicle production volume for 2002 will not exceed 14.5 million units, approximately one million units below industry estimates for the current year.

ITEM 2. (Continued)

(in millions except units of production)

Market Trends (Continued)

     In the North American heavy truck market, production days lost were also higher in the third quarter and slightly exceeded the level of the first quarter of 2001. In light of the recent decline in overall economic conditions, we now expect the remainder of 2001 to be very soft. Our forecast for 2002 is approximately 130,000 units.

     Although sales in the automotive aftermarket were relatively strong in the third quarter of 2001, this success was primarily at the retail level, as AAG’s third-quarter sales declined to levels experienced in the final quarter of 2000 and the first quarter of 2001. Seasonal factors had resulted in sales growth of nearly 8% in North America and 6% overall in the second quarter of 2001 as compared to the first quarter. Several ongoing market developments can be cited as the primary reasons that Dana did not participate to a greater extent in the overall success of the aftermarket in the most recent quarter. The continued effects of consolidation within our customer base resulted in excess inventory at certain customers. Improvements in the management of the supply chain by our customers also reduced the level of inventory necessary to meet retail demand. Finally, retailers shifted a portion of the requirement to maintain inventory to the manufacturers. These changes have reduced the inventory needs of retailers far more rapidly than retailers have been able to reduce their actual inventory. We believe that the elimination of these excess quantities will occur over the next several quarters and that our sales will generally remain flat during that period.

     This year’s sales will include approximately $330 from net new business and, based on our customers’ production estimates, we are currently projecting sales from net new business of more than $6,500 in the aggregate through 2005. We are encouraged by the new awards, especially since these sales amounts include business not only with our traditional North American OE customers, but also with OEs based outside the United States.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors, including national and international economic conditions (including additional adverse effects from terrorism or hostilities); the strength of the euro and other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; our ability to complete the sale of DCC’s businesses as contemplated; and the success of our restructuring, cost reduction and cash management programs and of our long-term transformation strategy for the company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	There are no exhibits filed as part of this report.
b)	The following reports on Form 8-K were filed during the quarter ended September 30, 2001:
	1.	A report on Form 8-K dated July 17, 2001, containing two press releases issued on the same date relating to our second quarter results and a dividend of 31 cents per share payable on September 14, 2001, to shareholders of record on August 31, 2001.
	2.	A report on Form 8-K dated July 18, 2001, containing a press release announcing a private placement of dollar and/or euro denominated notes.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION
Date: November 9, 2001	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer