Form 10-K
period 2001-12-31
DANA CORP
filed 2002-02-26
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission file number 1-1063

DANA CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	34-4361040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 15, 2002, was approximately $2,438,000,000.

There were 148,569,939 shares of registrant’s common stock, $1 par value, outstanding at February 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Annual Report to Shareholders for year ended December 31, 2001.	Parts I, II, IV

Proxy Statement for Annual Meeting of Shareholders to be held on April 3, 2002.	Part III

DANA CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

		10-K Pages
Cover		1

Table of Contents		2

Part I

	Item 1 – Business	3-10

	Item 2 – Properties	11

	Item 3 – Legal Proceedings	11

	Item 4 – Submission of Matters to a Vote of Security Holders	11

Part II

	Item 5 – Market for Registrant’s Common Equity and Related Stockholder Matters	12

	Item 6 – Selected Financial Data	12

	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 7A – Quantitative and Qualitative Disclosures About Market Risk	12

	Item 8 – Financial Statements and Supplementary Data	12

	Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12

Part III

	Item 10 – Directors and Executive Officers of the Registrant	13

	Item 11 – Executive Compensation	13

	Item 12 – Security Ownership of Certain Beneficial Owners and Management	13

	Item 13 – Certain Relationships and Related Transactions	13

Part IV

	Item 14 – Exhibits, Financial Statement Schedules and Reports on Form 8-K	14

Signatures		15

Exhibit Index		22-28

Exhibits

PART I

ITEM 1 — BUSINESS

         Dana was founded in 1904 as the first supplier of universal joints to the automotive industry. Today, we are one of the world’s largest independent suppliers of components, modules and systems to global vehicle manufacturers and related aftermarkets. Our products are sold to the automotive, commercial vehicle, and off-highway markets, and are used in the manufacturing of passenger cars and vans, light trucks, sport-utility vehicles (SUVs), and medium and heavy duty vehicles, as well as in a range of off-highway applications. Each of the markets we serve consists of original equipment (OE) production, OE service, and aftermarket segments. Each of these businesses has a strong market position and brand equity and provides our customers with value-added manufacturing. We have long been a leader in technological innovation in our industry and many of our products possess features that are unique and patented. As evidenced by our numerous supplier quality awards, we are highly focused on product quality, as well as delivery and service. As a result, we have developed long-standing business relationships with many of the thousands of customers that we serve worldwide.

         In order to optimally align our foundation businesses with the markets they support, our operations are organized into the following market-focused strategic business units (SBUs):

•	Automotive Systems Group (ASG) — ASG produces light duty axles, driveshafts, structural products (such as engine cradles and frames), transfer cases, original equipment brakes and integrated modules and systems for the light vehicle market and driveshafts for the heavy truck market. ASG generated sales of $3.7 billion in 2001. The group has over 120 facilities and employs over 21,000 people in 23 countries. Among this group’s largest customers are Ford, DaimlerChrysler and General Motors.

•	Automotive Aftermarket Group (AAG) — AAG sells primarily hydraulic brake components and disc brakes for light vehicle applications, internal engine hard parts, chassis products and a complete line of filtration products for a variety of applications. In addition, it sells electrical, brake, power transmission, steering and suspension system components in the United Kingdom and continental Europe. AAG generated sales of $2.5 billion in 2001. AAG has over 120 facilities and over 19,000 people in 26 countries. Among this group’s largest customers are Genuine Parts/NAPA, CARQUEST and AutoZone.

•	Engine and Fluid Management Group (EFMG) — EFMG serves the automotive, light to heavy truck, leisure and outdoor power equipment and industrial markets with sealing products, internal engine hard parts, electronic modules, sensors, and an extensive line of products for the pumping, routing and thermal management of fluid systems. EFMG was formed in December 2001, by combining the former Engine Systems Group (ESG) and Fluid Systems Group (FSG). EFMG generated sales of $2.1 billion in 2001. The group has over 120 facilities and over 20,000 people in 17 countries. Among this group’s largest customers are Ford, DaimlerChrysler and General Motors.

•	Commercial Vehicle Systems (CVS) — CVS is a major supplier of heavy axles and brakes, drivetrain components, and trailer products to the medium and heavy truck markets. It also assembles modules and systems for heavy trucks. CVS generated sales of $1.1 billion in 2001. The group has 20 facilities and over 4,000 people in eight countries. Among this group’s largest customers are Volvo/Renault V.I./Mack, PACCAR and Navistar International.

•	Off-Highway Systems Group (OHSG) — OHSG sells axles and brakes, transaxles, power-shift transmissions, torque converters and electronic controls to the construction, agriculture, mining, specialty chassis, outdoor power, material handling, forestry and leisure/utility equipment markets. OHSG generated sales of $621 million in 2001. OHSG has 13 facilities and over 3,000 people in seven countries. Among this group’s largest customers are Manitou, AGCO and Sandvik Tamrock.

         For some time, we have also been a leading provider of lease financing services in selected markets through our wholly-owned subsidiary, Dana Credit Corporation (DCC). With an asset base of $2.3 billion at the end of 2001, DCC and its subsidiaries provide leasing and financing services to selected markets primarily in the U.S., Canada, the United Kingdom and continental Europe. In October 2001, we determined that the sale of DCC’s businesses would allow us to focus on our foundation businesses and create an opportunity for DCC’s businesses to enhance their competitive positions within other corporate structures. We are presently pursuing the sale of the businesses of DCC.

         This SBU alignment reflects our SBU structure at the end of 2001. Several changes were made to the SBUs during 2001, the most significant of which was the combination of the Engine Systems Group and the Fluid Systems Group to form the Engine and Fluid Management Group. You can find more information in “Note 13. Business Segments” on pages 27 – 29 of our 2001 Annual Report.

ACQUISITION AND DIVESTITURE SUMMARY

         For information regarding acquisitions and divestitures completed in 2001 see “Note 18. Acquisitions” and “Note 19. Divestitures” on page 32 of our 2001 Annual Report.

STRATEGY

         Our overall strategic direction is set out in our Transformation 2005 business plan. Our goals under this plan represent an increased emphasis on anticipating the needs of our markets and serving our customers. The following are key elements of our plan:

Focus and Expand Foundation Businesses. We believe that our foundation businesses are the key to the long-term profitable growth of our company. These businesses have leading market positions and brand equity and provide our customers with value-added solutions and products. In connection with the restructuring actions announced last October, we are accelerating the alignment of these businesses with the markets they serve. As our OE customers target improved asset utilization, speed to market, lower cost, lower investment risk, and greater flexibility, they increasingly look for outsourcing alternatives. We expect that our global presence and technological and engineering capabilities, as well as our experience, scale of operations and long-standing relationships with major OE customers, will enable us to continue to take advantage of this opportunity. We have been awarded net new business that is projected, based on our review of our customers’ production estimates, to add approximately $6 billion in total revenues from 2002 through 2006. We are encouraged by the new awards, especially since they include business not only with our traditional U.S.-based OE customers, but also with OEs based outside the United States.

Focus on Capital and Operating Efficiency. We continue to focus on opportunities to optimize our resources and reduce manufacturing costs. We have undertaken initiatives to maximize our return on invested capital and to improve cash flow. We expect the combination of our ESG and FSG business units to improve our capital efficiency and we are continuing to explore opportunities to better leverage the combined manufacturing, engineering and support capabilities of our CVS and OHSG units. On the operational side, we are focused on outsourcing non-core manufacturing activity, reducing working capital and managing for cash.

Evaluate Strategic Alliances, Joint Ventures and Selected Divestiture and Acquisition Opportunities. Among the keys to our business model is the concept of capitalizing on strategic alliances and joint ventures. Such relationships offer opportunities to expand our capabilities with a reduced level of investment and enhance our ability to provide the full scope of services required by our customers. We have formed a number of innovative alliances, starting with our Roadranger™ marketing program with Eaton Corporation, which has been highly successful in leveraging our collective strengths to market Dana and Eaton products for heavy truck drivetrain systems. We also have strategic alliances with GETRAG Cie, to strengthen our portfolio of advanced axle technologies; Motorola Inc., to integrate its electronic expertise into the development of advanced technology for traditionally mechanical components; and Bühler Motor Inc., to provide advanced automotive motor-module technologies and manufacturing expertise to support our product applications. We continue to evaluate potential strategic alliances and joint ventures in order to gain access to advanced technology, strengthen our market position and our global presence and reduce our overall manufacturing costs.

         In October 2001, we determined that the sale of DCC’s business would allow us to focus on our foundation businesses and we are currently pursuing the sale of the DCC businesses. We are also continuing to evaluate other non-core operations for divestiture.

         We also evaluate potential acquisition candidates that have product platforms complementary to our foundation businesses, strong operating potential and strong existing management teams. Although our current focus is on divestitures, we believe that targeted acquisitions will help us achieve our long-term objectives. We have substantial experience in completing and integrating acquisitions that have provided us with opportunities to reduce costs and improve operational efficiency through synergies in manufacturing processes, coordination of raw material purchases, rationalization of administrative staff, and technical capabilities.

2001 OVERVIEW

         We began the year 2001 experiencing the fluctuations in production runs that resulted from our original equipment (OE) customers trying to balance existing inventories and production schedules with the demands of an uncertain marketplace. Our efforts were focused on trying to scale our businesses to levels that would get us below conservative estimates for production and avoid the underabsorption of overhead that adversely affected our operating results in 2000. The second quarter provided the first signs that production schedules, while well below prior year levels, might be returning to more predictable patterns and that the efforts to downsize our operations were having a positive effect. Sales in our Automotive Systems Group rose 5% over the first quarter after falling 25% during the four previous quarters. Our automotive aftermarket business also reported measurable sales growth for the first time since the middle of 1999, and consolidated profit after tax increased substantially from the first quarter on a modest overall sales gain.

         The optimism generated during the second quarter faded as we moved through the third quarter. Dealer inventory of light vehicles, especially models that are key to Dana, was increasing again despite increased incentives, and additional days were carved out of OE production schedules already reduced by seasonal closings. Hopes for a general recovery in the economy, which would have benefited the vehicular markets, were swept away in the days following September 11. The terrorist attacks resulted in immediate changes in how people and products were transported, especially movement across international borders. For a period of time, production schedules based on just-in-time deliveries were severely impacted by the delays resulting from increased security. The United States acknowledged that its economy was in a recession and consumer confidence declined amid uncertainty as to how long the weakness would last.

         We faced the extraordinary challenges posed by the situation by making a number of difficult decisions that were necessary to properly align our resources with customer demand, ensure an adequate return on committed capital and preserve cash. In October, we initiated a review of our operations which led to the announcement discussed below.

RESTRUCTURING

         On October 17, 2001, we announced plans to accelerate the restructuring of our operations and to reduce our workforce globally by more than 15%. More than 30 facilities have been reviewed for consolidation or closure. We currently expect that the after-tax charges in relation to this restructuring will total approximately $445 million. About 63% of these charges were incurred in the fourth quarter of 2001, with the balance expected to be incurred in 2002. We expect that 34% of these charges will be non-cash; most of the cash portion will be severance costs related to the workforce reduction. We anticipate that 79% of the charges will be related to our North American operations. We estimate that 58% of the charges will be incurred by our business units primarily serving the light vehicular OE marketplace (ASG and EFMG) and 25% will be incurred by AAG. We are also pursuing the sale of the businesses of DCC. Although we are presently unable to estimate the proceeds from this sale, we do not expect to incur a loss in relation to the sale.

GEOGRAPHICAL AREAS

         We maintain administrative organizations in four regions – North America, Europe, South America and Asia Pacific – to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our SBUs.

         Our operations are located in the following countries (shown by the regions in which we administer them):

North America	Europe		South America	Asia Pacific

Canada	Austria	Netherlands	Argentina	Australia

Mexico	Belgium	Poland	Brazil	China

United States	France	Russia	Colombia	Indonesia

	Germany	Slovakia	South Africa	Japan

	Hungary	Spain	Uruguay	Singapore

	India	Sweden	Venezuela	South Korea

	Ireland	Switzerland		Taiwan

	Italy	Turkey		Thailand

United Kingdom

         Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those we produce in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

         Consolidated non-U.S. sales were $3.4 billion, or 33% of our 2001 consolidated sales. Including U.S. exports of $649 million, non-U.S. sales accounted for 39% of 2001 consolidated sales. Non-U.S. net income was $10 million, as compared to a consolidated net loss of $298 in 2001. This amount includes $24 million of equity in earnings of non-U.S. affiliates in 2001.

         You can find more information about regional operating results in “Note 13. Business Segments” on pages 27 — 29 of our 2001 Annual Report.

CUSTOMER DEPENDENCE

         We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our attention to quality, delivery and service has been recognized by numerous customers who have awarded us with supplier quality awards. Ford and DaimlerChrysler were the only individual customers accounting for more than 10% of our consolidated sales in 2001. We have been supplying products to these companies and their subsidiaries for many years. Sales to Ford, as a percentage of total sales, were 16%, 19% and 18% in 1999, 2000 and 2001, and sales to DaimlerChrysler were 14%, 14% and 11%. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

         Ford, DaimlerChrysler and some of our other customers periodically ask us to reduce the prices of our products to them. We discuss cost saving measures with these customers on an ongoing basis, but cannot assure that we will be able to maintain or improve our historical levels of profitability in light of these requests.

PRODUCTS

         The following table presents our relative sales by product for the last three years:

	Percentage of Consolidated Sales

	1999	2000	2001

Types of Products

Axle	32%	33%	31%

Driveshaft	8	9	10

Brake	12	11	13

Other engine	10	9	9

Fluid systems	8	8	8

Structural	6	7	6

Bearings and sealing	7	7	7

Filtration	4	5	6

	87	89	90

Other	13	11	10

	100%	100%	100%

         We do not consider our leasing service revenue to be sales and none of our other products individually accounts for 10% of sales.

MATERIAL SOURCE AND SUPPLY

         Most of the raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) used in our products are purchased from suppliers located within the geographic regions of our operating units. Generally, these materials are available from numerous qualified sources in quantities sufficient for our needs. Temporary shortages of a particular material or part occasionally occur, but we do not consider the overall availability of materials to be a significant risk factor for our operations.

SEASONALITY

         Our businesses are not seasonal. However, sales to our manufacturing customers are closely related to the production schedules of those manufacturers and historically those schedules have been strongest in the first two quarters of the year.

BACKLOG

         Generally, our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and many of our products are available from more than one facility. In connection with our October 2001 restructuring plan, we have been evaluating the production capacity for many of our products and the potential for outsourcing non-core content. During the fourth quarter of 2001, we announced the closure of 21 facilities, and we expect to announce additional closures in 2002 as we continue to implement this plan. These actions will enable us to eliminate excess capacity and lower our breakeven point.

COMPETITION

         Our foundation businesses compete worldwide with a number of other manufacturers and distributors which produce and sell similar products. These competitors include Visteon and Delphi, large parts manufacturers that previously were vertically-integrated units of Ford and General Motors, and a number of other U.S. and non-U.S. suppliers. Our traditional U.S.-based OE customers, facing substantial foreign competition, have expanded their worldwide sourcing of components to better compete with lower cost imports. In addition, these customers have been shifting research and development, design and validation responsibilities to their key suppliers, focusing on stronger relationships with fewer suppliers. We have established operations throughout the world to enable us to meet these competitive challenges and to be a strong global supplier of our core products.

         In the area of leasing services, we compete in selected markets with various international, national and regional leasing and financing organizations.

PATENTS AND TRADEMARKS

         Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents which have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. Because we are involved with many product lines, the loss or expiration of any particular patent would not materially affect our sales and profits.

         We own or have licensed numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer®, Perfect Circle®, FTE®, Victor Reinz®, Wix®, Weatherhead®, Boston®, Aimco®, Clevite®, Glacier® and Vandervell® trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

         Our objective is to be a leader in offering superior quality, technologically advanced products and systems to our customers at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

         In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. Our spending on engineering, research and development and quality control programs was $290 million in 1999, $287 million in 2000 and $260 million in 2001.

EMPLOYMENT

         Our worldwide employment (including consolidated subsidiaries) was approximately 70,000 at December 31, 2001.

ENVIRONMENTAL COMPLIANCE

         We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2001. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 21 and under “Note 17. Commitments and Contingencies” on page 31 of our 2001 Annual Report.

EXECUTIVE OFFICERS

         The following table contains information about our current executive officers. The first four persons listed in the table are the members of our Policy Committee, which is responsible for our corporate strategies and partnership relations, as well as the development of our people, policies and philosophies.

Name	Age*	Title

Joseph M. Magliochetti	59	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

Robert C. Richter	50	Vice President and Chief Financial Officer, Chairman — Dana Credit Corporation

William J. Carroll	57	President — Automotive Systems Group

Marvin A. Franklin, III	54	President — Dana International & Global Initiatives

Bernard N. Cole	59	President — Commercial Vehicle Systems and Off-Highway Systems Group

Michael L. DeBacker	55	Vice President, General Counsel and Secretary

Rodney R. Filcek	49	Vice President — Finance

Charles F. Heine	49	President — Technology Development and Diversified Products

Charles W. Hinde	63	Vice President, Chief Accounting Officer and Assistant Treasurer

James M. Laisure	50	President — Engine and Fluid Management Group

Terry R. McCormack	51	President — Automotive Aftermarket Group

J. Ismael Melgar	54	President — Traction Technologies Group

Kevin P. Moyer	44	Vice President and Director of e-Business

*	At February 12, 2002

         Joseph M. Magliochetti has been Chairman of the Board since 2000 and a director since 1996, Chief Executive Officer since 1999, Chief Operating Officer since 1997, and President since 1996.

         Robert C. Richter has been Vice President and Chief Financial Officer since 1999, and Chairman — Dana Credit Corporation since February 1, 2002. He was previously Vice President — Finance and Administration, 1998-99; Vice President — Administration, 1997-98; General Manager — Perfect Circle Sealed Power Europe, 1997; and Vice President and General Manager — Perfect Circle Europe, 1994-97.

         William J. Carroll has been President — Automotive Systems Group and Chairman of DTF Trucking, Inc. since 1997. He was previously President — Diversified Products & Distribution, 1996-97; President — Dana Distribution Service Group, 1995-97; President — DTF Trucking, 1985-97; Chairman of the Board of Dana Canada Inc. (a Dana subsidiary in Canada), 1995-97, and President, 1993-97.

         Marvin A. Franklin, III has been President — Dana International & Global Initiatives since 2000. He was previously President — Dana International, 1997-2000, and President — Dana Europe, 1993-97.

         Bernard N. Cole has been President — Off-Highway Systems Group since 1997 and President — Commercial Vehicle Systems since February 15, 2002. He has also been Chairman of Dana India Pvt. Ltd. since 2001. He was previously President — Structural Components Group, 1995-97.

         Michael L. DeBacker has been Vice President since 1994 and General Counsel and Secretary since 2001. He was previously Assistant General Counsel, 1986-2001.

         Rodney R. Filcek has been Vice President — Finance since 1999. He was previously Executive Vice President and Chief Financial Officer of Dana Credit Corporation, 1995-99.

         Charles F. Heine has been President — Technology Development and Diversified Products since November 2001. He was previously President — Engine Systems Group, 1998-2001; and President — Dana Asia/Pacific, 1996-98.

         Charles W. Hinde has been Vice President and Chief Accounting Officer since 1992 and Assistant Treasurer since 1986.

         James M. Laisure has been President — Engine and Fluid Management Group since November 2001. He was previously President — Fluid Systems Group, 2000-01; Group Vice President — Fluid Systems Group, 1999-2000; and Vice President — Modules and Systems Group, 1996-99.

         Terry R. McCormack has been President — Automotive Aftermarket Group since 2000. He was previously President of Wix Worldwide Filtration in 2000; Vice President and General Manager — Wix Division — North America, 1998-2000; and Vice President — Distribution Services Division, 1996-98, and General Manager, 1995-98.

         J. Ismael Melgar has been President — Traction Technologies Group since 2000. He was previously Vice President — Automotive Axle Products in 2000; Vice President — Driveshaft Products, 1997-2000; Vice President — Ancom Operations (Colombia and Venezuela), 1995-97; and Executive President, Metalcon C.A. (now C.A. Danaven, a Dana subsidiary in Venezuela), 1993-97.

         Kevin P. Moyer has been Vice President and Director of e-Business since 2000. He was previously President of Dana Asia/Pacific, 1998-2000, and President of Capital Group, Dana Credit Corporation, 1995-98.

         Directors are elected at the annual meeting of shareholders and hold office until the next annual meeting or until their successors are elected. Some of the above officers are elected by the Board annually at its first meeting after the annual meeting of shareholders, as provided in our By-Laws, and hold office until their successors are elected. The others are appointed by the Board or designated by the Chief Executive Officer from time to time.

ITEM 2 — PROPERTIES

         As shown in the following table, at December 31, 2001, we had more than 430 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease certain manufacturing facilities and most of our smaller distribution outlets and financial service branches and offices.

Dana Facilities by Geographic Region

Type of Facility	North America	Europe	South America	Asia/ Pacific	Total

Manufacturing	152	62	44	11	269

Distribution	37	13	40	3	93

Service branches, offices	49	10	6	4	69

Total	238	85	90	18	431

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

         You can find more information about our legal proceedings under “Note 17. Commitments and Contingencies” on page 31 of our 2001 Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 34 - 42 of our 2001 Annual Report.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None -

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the New York Stock Exchange and Pacific Exchange. On February 15, 2002, there were approximately 37,000 shareholders of record.

         We have paid quarterly cash dividends on our common stock since 1942. You can find more information about payments in the past two years in “Shareholders’ Investment” on page 46 of our 2001 Annual Report.

ITEM 6 — SELECTED FINANCIAL DATA

         You can find selected financial data related to Dana in “Financial Highlights” under “Eleven-Year History” on page 47 of our 2001 Annual Report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You can find “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34 — 42 of our 2001 Annual Report.

         In the discussion of our $400 accounts receivable securitization program in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of our 2001 Annual Report, we indicated that if our credit ratings were lowered beyond certain levels specified in the program agreement, the lenders would have the option to terminate the program. As of February 22, 2002, we were rated BB by Standard & Poor’s Rating Services (S&P) and Ba3 by Moody’s Investors Service (Moody’s). At these ratings, a downgrade of two levels by S&P or any downgrade by Moody’s would entitle the lenders to terminate the program.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Cash and Marketable Securities” under “Note 1. Summary of Significant Accounting Policies” on pages 20 — 22, in “Note 7. Interest Rate Agreements” on page 24, in “Note 16. Fair Value of Financial Instruments” on page 31 of our 2001 Annual Report and in “Liquidity and Capital Resources” under “Management's Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-37 of our 2001 Annual Report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         You can find our financial statements and the report by PricewaterhouseCoopers LLP dated February 11, 2002, on pages 15 — 33 and “Unaudited Quarterly Financial Information” on page 46 of our 2001 Annual Report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         - None -

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         You can find general information about our directors and nominees under “Election of Directors” on pages 1 — 2 in our 2002 Proxy Statement and information about our executive officers in Part I, Item 1 of this Form 10-K.

         You can find information about the filing of reports by our directors, officers and 10% stockholders under Section 16(a) of the Securities Exchange Act of 1934 under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 in our 2002 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

         You can find information about executive compensation in the following sections of our 2002 Proxy Statement: “Compensation” on pages 4 — 5 under “The Board and its Committees,” “Executive Compensation” on pages 7 — 13 and “Compensation Committee Report on Executive Compensation” on pages 14 — 16.

         You can find information about our stock performance under “Comparison of Five-Year Cumulative Total Return” on page 17 of our 2002 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         You can find information about the stock ownership of our directors and nominees, officers and 5% stockholders under “Stock Ownership” on pages 5 — 6 of our 2002 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         You can find information about transactions between Dana and our directors and nominees, officers and 5% stockholders under “Other Transactions” on page 17 of our 2002 Proxy Statement.

PART IV

ITEM 14 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

				Annual Report
				Pages

(a	)	The following documents are filed as part of this report:

		(1)	Financial Statements:

			Report of Independent Accountants	15

			Statement of Income for each of the three years in the period ended December 31, 2001	16

			Balance Sheet at December 31, 2000 and 2001	17

			Statement of Cash Flows for each of the three years in the period ended December 31, 2001	18

			Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2001	19

			Notes to Financial Statements	20 - 33

			Unaudited Quarterly Financial Information	46

				10-K Pages

		(2)	Financial Statement Schedule:

			Report of Independent Accountants on Financial Statement Schedule for the three years ended December 31, 2001	16

			Valuation and Qualifying Accounts and Reserves (Schedule II)	17 - 20

			Supplementary Information — Commitments and Contingencies	21

			All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

		(3)	Exhibits listed in the “Exhibit Index”	22 - 28

			Exhibits Nos. 10-A through 10-M are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 14(c) of this report

(b	)	During the quarter ended December 31, 2001, we filed a report on Form 8-K on December 20, 2001, reporting that Dana had entered into a new 364-day revolving credit facility and amended its long-term credit facility that matures on November 15, 2005. In the first quarter of 2002, we filed a report on
		Form 8-K on January 9, 2002, reporting on remarks of Dana’s Chief Financial Officer at a presentation at the Detroit Auto Conference 2002.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION (Registrant)

Date:	February 22, 2002	By:	/s/ Michael L. DeBacker

Michael L. DeBacker, Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	February 22, 2002		/s/ Joseph M. Magliochetti

Joseph M. Magliochetti, Chairman of the Board and Chief Executive Officer

Date:	February 22, 2002		/s/ Robert C. Richter

Robert C. Richter, Chief Financial Officer

Date:	February 22, 2002		/s/ Charles W. Hinde

Charles W. Hinde, Chief Accounting Officer

Date:	February 22, 2002		*/s/ B.F. Bailar

B.F. Bailar, Director

Date:	February 22, 2002		*/s/ A.C. Baillie

A.C. Baillie, Director

Date:	February 22, 2002		*/s/ E.M. Carpenter

E.M. Carpenter, Director

Date:	February 22, 2002		*/s/ E. Clark

E. Clark, Director

Date:	February 22, 2002		*/s/ G.H. Hiner

G.H. Hiner, Director

Date:	February 22, 2002		*/s/ M.R. Marks

M.R. Marks, Director

Date:	February 22, 2002		*/s/ R.B. Priory

R.B. Priory, Director

Date:	February 22, 2002		*/s/ F.M. Senderos

F.M. Senderos, Director

		*By:	/s/ Michael L. DeBacker

Michael L. DeBacker, Attorney-in-Fact

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated February 11, 2002 appearing in the 2001 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Toledo, Ohio
February 11, 2002

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustments
			Trade accounts	arising
			receivable	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –

December 31, 1999	$40,454,000	$15,521,000	$(11,407,000)	$(752,000)	$43,816,000

December 31, 2000	43,816,000	26,467,000	(28,893,000)	580,000	41,970,000

December 31, 2001	41,970,000	25,899,984	(21,338,232)	(1,471,718)	45,060,034

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustments
				arising from
			Amounts	change in
	Balance at	Amounts	"written off"	currency	Balance at
	beginning	charged (credited)	net of	exchange rates	end of
	of period	to income (1)	recoveries	and other items (1)	period

Year ended –

December 31, 1999	$32,672,000	$8,172,000	$(6,000)		$40,838,000

December 31, 2000	40,838,000	8,421,000	(6,548,000)	$(15,000)	42,696,000

December 31, 2001	42,696,000	(10,324,000)	(1,151,000)	(7,000)	31,214,000

(1) During 2001, the factors used to estimate future credit losses related to lease financing receivables were refined to more accurately reflect the past history of credit losses and the inherent risks of the portfolio. The allowance for credit losses was reduced as a result of the refinement, resulting in a net credit provision for credit losses on lease financing receivables for the year ended December 31, 2001.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

				Adjustments
				arising
			Amounts	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –

December 31, 1999	$59,200,000	$24,000,000			$83,200,000

December 31, 2000	83,200,000	24,000,000	$(5,100,000)		102,100,000

December 31, 2001	102,100,000	25,500,000			127,600,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(d) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR LOAN LOSSES

		Additions
	Beginning	charged to		Write-Off	Year end
	Balance	expense	Write-Off	Recoveries	Balance

Year ended –

December 31, 1999	$1,597,000	$390,000	$(58,000)		$1,929,000

December 31, 2000	1,929,000	9,910,000	(3,984,000)	$6,000	7,861,000

December 31, 2001	7,861,000	2,818,000	(6,464,000)	10,000	4,225,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

         We are a party to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. You can find additional information in “Note 17. Commitments and Contingencies” on page 31 of our 2001 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-42 of our 2001 Annual Report.

         With respect to environmental claims, we are involved in investigative and/or remedial efforts at a number of locations, including “on-site” activities at currently or formerly owned facilities and “off-site” activities at “Superfund” sites where we have been named as a potentially responsible party. You can find more information about our accounting for such claims in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 20 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-42 of our 2001 Annual Report.

         With respect to product liability claims, we are named in proceedings involving alleged defects in our products. Such proceedings currently include a large number of claims (most of which are for relatively small damage amounts) based on alleged asbestos-related personal injuries. At December 31, 2001, approximately 100,000 such claims were outstanding, of which approximately 27,000 were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the indemnity costs and the legal and administrative expenses for these claims. You can find additional information about our accounting for product liability claims under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 34-42 of our 2001 Annual Report.

EXHIBIT INDEX

No.	Description	Method of Filing

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, adopted February 12, 2002, effective April 3, 2002	Filed with this Report

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and ChemicalMellon Shareholder Services, L.L.C., Rights Agent	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B of our Registration Statement No. 333-42239 filed December 15, 1997

4-D	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-E	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-F	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-G	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

4-H	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying agent, dated as of December 6, 1999, with respect to DCC’s $500 million medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-J	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-K	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-L	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-M	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-N	Note Agreements (three) dated August 28, 1997, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 6.79% notes due August 28, 2004, in the aggregate principal amount of $16 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-O	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Life Insurance Company of North America for 6.79% notes due August 28, 2004, in the principal amount of $4 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-P	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-Q	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-R	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-S	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-T	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-U	Note Agreement dated December 18, 1998, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.48% notes due December 1, 2005, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-V	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-W	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-X	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-Y	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-Z	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-AA	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-BB	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Principal Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $30 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-CC	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and First Trenton Indemnity Company for 7.58% notes due August 16, 2004, in the principal amount of $2.5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-DD	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Travelers Casualty and Surety Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-EE	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and The Travelers Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $2.5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-FF	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-GG	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Columbia Universal Life Insurance Co. for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-HH	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-II	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-JJ	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Pacific Life and Annuity Company for 7.42% notes due December 15, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-KK	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and United Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-LL	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Companion Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $2 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-MM	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and €200 million of 9% Notes due August 15, 2011	Field by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-MM(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-MM(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

10-A	Additional Compensation Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 3, 2000

10-B	1997 Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 1999

10-B(1)	First Amendment to 1997 Stock Option Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 2, 2001

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

No.	Description	Method of Filing

10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-D	Director Deferred Fee Plan	Filed by reference to Exhibit B to our Proxy Statement dated February 28, 1997

10-D(1)	First Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(1) to our Form 10-Q for the quarter ended March 31, 1998

10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(2) to our Form 10-K for the year ended December 31, 1998

10-E	Employment Agreement between Dana and J.M. Magliochetti	Filed by reference to Exhibit 10-E to our Form 10-K for the year ended December 31, 2000

10-F	Change of Control Agreement between Dana and W.J. Carroll. There are substantially similar agreements with B.N. Cole, M.L. DeBacker, M.A. Franklin, C.F. Heine, J.M. Laisure, T.R. McCormack, and R.C. Richter.	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997

10-G	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and J.M. Magliochetti. There are substantially similar agreements with W.J. Carroll, M.A. Franklin, and R.C. Richter.	Filed with this Report

10-H	Supplemental Benefits Plan	Filed by reference to Exhibit 10-K to our Form 10-K for the year ended December 31, 1998

10-I	1999 Restricted Stock Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 1999

10-J	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-K	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

10-L	Retirement Bonus Agreement between Dana and E.J. Shultz	Filed with this Report

10-M	Consulting Agreement between Dana and E.J. Shultz	Filed with this Report

No.	Description	Method of Filing

13	Those sections of our 2001 Annual Report that are referred to in this Form 10-K	Filed with this Report

21	Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report