Form 10-Q
period 2002-03-31
DANA CORP
filed 2002-05-07
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes       No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common stock of $1 par value	148,571,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

			Page Number

Cover			1

Index			2

Part I. Financial Information

	Item 1.	Financial Statements

		Condensed Balance Sheet December 31, 2001 and March 31, 2002	3

		Condensed Statement of Income Three Months Ended March 31, 2001 and 2002	4

		Condensed Statement of Cash Flows Three Months Ended March 31, 2001 and 2002	5

		Notes to Condensed Financial Statements	6-10

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information

	Item 1.	Legal Proceedings	22

	Item 4.	Submission of Matters to a Vote of Security Holders	22

	Item 6.	Exhibits and Reports on Form 8-K	23

Signature			24

Exhibit Index			25

PART I. FINANCIAL INFORMATION

ITEM 1.

DANA CORPORATION
CONDENSED BALANCE SHEET (Unaudited)
(in millions)

	December 31, 2001	March 31, 2002

Assets

Current assets

Cash and cash equivalents	$199	$275

Accounts receivable

Trade	1,371	1,611

Other	371	236

Inventories

Raw materials	377	398

Work in process and finished goods	922	857

Other current assets	557	581

Total current assets	3,797	3,958

Property, plant and equipment, net	3,133	3,058

Investments and other assets	2,209	1,980

Investment in leases	1,068	1,045

Total assets	$10,207	$10,041

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and other current liabilities	$2,369	$2,439

Notes payable, including current portion of long-term debt	1,120	947

Total current liabilities	3,489	3,386

Deferred employee benefits and other noncurrent liabilities	1,640	1,736

Long-term debt	3,008	3,193

Minority interest in consolidated subsidiaries	112	101

Shareholders’ equity	1,958	1,625

Total liabilities and shareholders’ equity	$10,207	$10,041

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION
CONDENSED STATEMENT OF INCOME (Unaudited)
(in millions except per share amounts)

	Three Months Ended March 31

	2001	2002

Net sales	$2,731	$2,521

Revenue from lease financing and other income	22	53

	2,753	2,574

Costs and expenses

Cost of sales	2,443	2,236

Selling, general and administrative expenses	261	248

Restructuring charges	22	39

Interest expense	85	68

	2,811	2,591

Loss before income taxes	(58)	(17)

Estimated taxes on income	24	(4)

Minority interest	(2)	(6)

Equity in earnings of affiliates	9	18

Net loss before effect of change in accounting	(27)	(9)

Effect of change in accounting		(220)

Net loss	$(27)	$(229)

Basic earnings per common share
Loss before effect of change in accounting	$(0.18)	$(0.06)
Effect of change in accounting		(1.48)

Net loss	$(0.18)	$(1.54)

Diluted earnings per common share
Loss before effect of change in accounting	$(0.18)	$(0.06)
Effect of change in accounting		(1.48)

Net loss	$(0.18)	$(1.54)

Cash dividends declared and paid per common share	$0.31	$0.01

Average shares outstanding — Basic	148	149

Average shares outstanding — Diluted	149	149

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31

	2001	2002

Net loss	$(27)	$(229)

Depreciation and amortization	136	121

Change in accounting for goodwill		220

Asset impairment		21

Loss (gain) on divestitures	12	(5)

Working capital change	(21)	(29)

Other	12	(28)

Net cash flows from operating activities	112	71

Purchases of property, plant and equipment	(124)	(75)

Purchases of assets to be leased	(30)	(26)

Payments received on leases and loans	10	9

Net payments from (loans to) customers	60	(3)

Divestitures	15	10

Other	20	43

Net cash flows — investing activities	(49)	(42)

Net change in short-term debt	96	(12)

Proceeds from long-term debt	43	250

Payments on long-term debt	(186)	(191)

Dividends paid	(46)	(1)

Other	1	1

Net cash flows — financing activities	(92)	47

Net change in cash and cash equivalents	(29)	76

Cash and cash equivalents — beginning of period	179	199

Cash and cash equivalents — end of period	$150	$275

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, the accompanying condensed financial statements include all normal recurring adjustments necessary to a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Where appropriate, we have reclassified certain amounts in 2001 to conform with the 2002 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2.	In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying values of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

The changes in goodwill during the quarter ended March 31, 2002, by segment, were as follows:

		Effect of	Effect of
	Balance at	Adopting	Currency	Balance at
	December 31, 2001	SFAS 142	and Other	March 31, 2002

ASG	$185	$(12)	$(16)	$157

AAG	112	(79)	(2)	31

EFMG	423	(189)		234

CVS	8			8

OHSG	113	(9)	2	106

	$841	$(289)	$(16)	$536

SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. Our results of operations for the quarter ended March 31, 2001 included goodwill amortization expense of $9, which affected the net loss by $7. Excluding the effect of goodwill amortization, our reported net loss for the first quarter of 2001 would have been reduced from $27 to $20 and our diluted net loss per common share would have been reduced from $.18 to $.13 per common share.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

3.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net loss per share.

	Three Months Ended March 31

	2001	2002

Weighted average common shares outstanding	147.9	148.6

Plus: Incremental shares from assumed conversion of -

Deferred compensation units	.8	.8

Total potentially dilutive securities	.8	.8

Adjusted average common shares outstanding	148.7	149.4

A net loss causes dilutive shares to have an antidilutive effect, so the potentially dilutive shares have been disregarded in calculating diluted earnings per share for the quarters ended March 31, 2002 and 2001.

4.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $110 deferred translation loss in 2002 presented below was primarily due to the strengthening of the U.S. dollar against the Argentine peso, the British pound, the Thai baht and the euro. The $124 deferred translation loss in the first quarter of 2001 was primarily the result of a decline in the value of the British pound, the Brazilian real and the euro relative to the U.S. dollar.

Our total comprehensive loss is as follows:

	Three Months Ended March 31

	2001	2002

Net loss	$(27)	$(229)

Other comprehensive loss

Deferred translation loss	(124)	(110)

Other	(2)	2

Total comprehensive loss	$(153)	$(337)

5.	We completed the private placement of $250 of unsecured notes in March 2002. We used a portion of the proceeds to reduce the amount outstanding under one of our revolving credit facilities. The notes carry a coupon interest rate of 10.125% and an effective interest rate of 10.375%. The notes mature in March 2010. The indenture for these notes contains limits on borrowings, payments and transactions substantially similar to those in the indenture for the notes we issued in August 2001.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

Concurrent with our issuance of these notes, we entered an interest rate swap to effectively convert the fixed rate of interest on the notes to a variable rate of the six-month London interbank offered rate (LIBOR) plus 4.245%. The swap agreement has a notional amount of $250 and expires in March 2010. Differentials to be received or paid under this agreement will be accrued and recognized as adjustments to interest expense.

Converting the interest rate of these notes provides a better balance of fixed and variable rate debt. The swap agreement has been designated as a hedge of the notes; accordingly, the impact of changes in the fair value of the agreement will be offset by an equal and opposite change in the carrying value of the notes.

6.	Our operations are organized into four market-focused Strategic Business Units (SBUs): Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG), our newest SBU which was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG will reflect CVS and OHSG separately. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and Dana Commercial Credit (DCC). In October 2001, we announced our intention to sell the businesses of DCC. We are presently pursuing this course of action.

Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. The Other category includes businesses unrelated to the segments, discontinued businesses, trailing liabilities for closed plants, interest expense net of interest income, corporate expenses and adjustments to reflect the actual effective tax rate.

The 2001 segment information has been restated to reflect all changes made to the SBU alignment in 2001. As discussed in Note 2, the amortization of goodwill was discontinued at the beginning of 2002 with the adoption of SFAS 142. Although goodwill amortization expense was included in the results of operations of the SBUs prior to 2002, we have adjusted the segment information for 2001 to present it on a consistent basis with the 2002 presentation. The 2001 goodwill amortization expense is now presented on a separate line.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

	Three Months Ended March 31

			Inter-Segment				Operating		Net
	External Sales		Sales		EBIT		PAT		Profit (Loss)

	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002

ASG	$971	$936	$34	$21	$57	$51	$40	$41	$17	$20

AAG	637	626	3	4	(12)	23	(7)	14	(25)	(3)

EFMG	586	528	37	34	38	29	25	19	12	8

CVS	321	250	23	26	9	7	5	5	(3)	(3)

OHSG	178	158	7	7	13	10	8	6	4	2

DCC							7	10	7	10

Other	38	23	7	5	(52)	(54)	(70)	(67)	(4)	(6)

Goodwill amortization					(9)		(7)		(7)

	2,731	2,521	111	97	44	66	1	28	1	28

Restructuring and nonrecurring items					(46)	(46)	(28)	(37)	(28)	(37)

Effect of change in accounting						(289)		(220)		(220)

Consolidated	$2,731	$2,521	$111	$97	$(2)	$(269)	$(27)	$(229)	$(27)	$(229)

North America	$2,034	$1,900	$27	$26	$81	$92	$46	$56	$1	$12

Europe	489	423	23	21	23	22	20	20	8	9

South America	127	121	19	42	2	9	(4)	5	(7)	3

Asia Pacific	81	77	0	0	1	2	1	1	(2)	(1)

DCC							7	10	7	10

Other					(54)	(59)	(62)	(64)	1	(5)

Goodwill amortization					(9)		(7)		(7)

	2,731	2,521	69	89	44	66	1	28	1	28

Restructuring and nonrecurring items					(46)	(46)	(28)	(37)	(28)	(37)

Effect of change in accounting						(289)		(220)		(220)

Consolidated	$2,731	$2,521	$69	$89	$(2)	$(269)	$(27)	$(229)	$(27)	$(229)

Restructuring and nonrecurring items represent gains and losses on divestitures and charges related to our restructuring efforts.

7.	At December 31, 2001, there was $259 remaining in accrued liabilities relating to restructuring plans announced in 1999, 2000 and 2001. During the first quarter of 2002, we continued to execute our October 2001 restructuring plans, including the announced closing of six facilities and permanent workforce reductions at other locations. In connection with these efforts, we accrued an additional $18 for employee termination benefits, $21 for asset impairments and $7 for other exit costs. This $46 of restructuring expense, which includes $7 of asset impairment charged to cost of sales, had a $37 impact on net income.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

The following summarizes the restructuring activity recorded in the first quarter of 2002 and the change in the accrual:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2001	$206	$53	$0	$259

Activity during the quarter

Charged to expense	18	7	14	39

Cash payments	(35)	(9)		(44)

Write-off of assets			(14)	(14)

Balance at March 31, 2002	$189	$51	$0	$240

At March 31, 2002, $240 of restructuring charges remained in accrued liabilities. This balance was comprised of $189 for the termination of employees, including the announced termination of approximately 3,725 scheduled for the remainder of 2002, and $51 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $128 in 2002, $40 in 2003 and $72 thereafter. Our liquidity and cash flows, while projected to be more than adequate to satisfy our obligations related to our restructuring plans, will be impacted in 2002 by these expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions except per share amounts)

As you read this Form 10-Q, we encourage you to review the financial statements and accompanying notes and read Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) for the year ended December 31, 2001.

Liquidity and Capital Resources

Cash Flows — Operating activities generated positive cash flow of $71 in the first quarter of 2002. After excluding the effect of the change in accounting, which did not affect cash flow, the adjusted net loss of $9 in 2002 represents an improvement over the $27 net loss reported in the first quarter of 2001. Depreciation and amortization expense totaled $121 in 2002 and $136 in 2001, with $9 of the difference attributable to goodwill amortization in 2001. This difference is more than offset by the 2002 impairment charges of $21 related to restructuring activities. Working capital increased $29 as the impact of higher first-quarter sales on accounts receivable exceeded the benefit of reduced inventories and the receipt of a tax refund. The largest component of Other relates to equity earnings in both years. A dividend from an affiliate in Mexico resulted in net remitted equity in 2001. In 2002, unremitted equity was deducted in arriving at cash flows from operations.

         We continued to maintain tight control of capital spending in 2002. The $75 expended in the first quarter of the current year reflects a decline of $49 over the same period in 2001. Further reductions are expected this year in light of our overall capital budget of approximately $275, a substantial change from the $425 of expenditures in 2001. Purchases of assets to be leased under established programs was $4 lower in the first quarter of 2002, while loan activity resulted in a $3 net outflow in 2002 after generating $60 in the first quarter of 2001. Proceeds from divestitures in the first quarter of both years were not significant.

         We used the proceeds from a private placement of $250 in unsecured notes in March 2002 primarily to reduce borrowings under one of our revolving credit facilities. Medium-term notes totaling $135 matured in January 2002 and we also repaid $56 of long-term debt within our leasing operations. Continuation of the one-cent per share dividend improved cash flows by $45 when compared to the first-quarter dividend of $.31 per share in 2001.

         Managing our cash remains a high priority. Our estimate of maximum cash outlays related to restructuring activities remains $300 for the year and we still expect to reduce working capital, exclusive of our restructuring activities, by $100 based on the assumed levels of production for 2002. Within our investing activities, we are committed to a 2002 budget of approximately $275 for capital spending and expect to realize $300 or more in proceeds from divestitures. Annualizing the present quarterly dividend would result in related outflows of $6 versus the $140 paid in 2001. If we hit these targets, we would expect to attain our goal of significantly reducing our outstanding debt during the remainder of 2002.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

Financing — Committed and uncommitted bank lines enable us to make bank borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,062 at March 31, 2002. This amount included our revolving credit facilities: the 364-day facility in the amount of $250, which matures in December 2002, and the long-term facility in the amount of $500, which matures in November 2005. The interest rates under these facilities equal LIBOR or the prime rate, plus a spread that varies depending on our credit ratings. We also have a total capacity of $400 under the accounts receivable securitization program. At March 31, 2002, approximately $454 was outstanding under the Dana lines, including $400 under the accounts receivable program and $15 under committed bank lines.

         The private placement of the March 2002 notes effectively extended the maturity of $250 of borrowings to March 2010. It also satisfied a requirement under a 364-day credit facility that we receive cash proceeds of at least $200 by April 1, 2002 from the issuance of debt in the capital markets or equity interests, or the sale of assets. Failure to satisfy the requirement would have provided each of the participating banks the option to terminate its participation in the facility. Because the 364-day facility provides for a reduction in available capacity by 50% of the cash proceeds from asset sales and debt or stock issuances that exceed $200, the amount available under the facility was reduced to $221 in mid-April, primarily as a result of the private note placement. Proceeds from such activities received during the remaining term of the 364-day facility will serve to further reduce the amount available under this facility at the rate of 50% of the proceeds received.

         Both of the Dana revolving facilities require us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. For purposes of these ratios, tangible net worth excludes cumulative translation adjustments, the 2001 minimum pension liability adjustment and intangible assets, and EBITDA excludes cash restructuring charges incurred from the fourth quarter of 2001 through the first quarter of 2003, to a maximum of $500, equity earnings, minority interest and certain other non-cash items. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on the equity basis.

         Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related arrangement. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide collateral to the lenders or make other financial concessions. Default under either of these facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

         Based on our rolling forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

         In addition, DCC had credit lines of $541 at March 31, 2002, including two revolving credit facilities with an aggregate maximum borrowing capacity of $463. One facility matures in June 2002 and has a maximum borrowing capacity of $213. The other facility matures in June 2004 and has a maximum borrowing capacity of $250. The interest rates under these facilities equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At March 31, 2002, approximately $253 was outstanding under the DCC lines, including $221 under the revolving credit facilities.

Hedging Activities — At March 31, 2002, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts is a favorable amount less than $1. These contracts have been valued by independent financial institutions using the exchange spot rate on March 31, 2002, plus or minus quoted forward basis points, to determine a settlement value for each contract.

         In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under the agreements, including the swap agreement entered concurrent with the private placement of the March 2002 notes, we receive an average fixed rate of interest of 9.28% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the notes. DCC also has several interest rate swap agreements that have an aggregate notional amount of $45 and expire in 2003. Unlike the swap agreements hedging the fixed rate notes, the DCC swap agreements call for DCC to receive a variable amount of interest, based on prevailing short-term market rates, and pay a fixed amount that averages 7.95%. The fair value of all interest rate swaps at March 31, 2002 is reflected as a $33 liability in the balance sheet.

         The fair values of these swap agreements, by year of maturity, are net credits of $3 in 2003 and $30 beyond 2006. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, firm commitments made to acquire equipment and other fixed assets and purchases of certain raw materials. With the exception of payments required under our long-term debt and operating lease agreements, we do not have fixed cash payment obligations beyond 2003.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

         The following table summarizes our fixed cash obligations as of December 31, 2001:

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Long-Term Debt	$3,454	$446	$634	$192	$2,182

Operating Leases	469	76	134	115	144

Unconditional Purchase Obligations	244	236	8	—	—

Total Contractual Cash Obligations	$4,167	$758	$776	$307	$2,326

         Subsequent to December 31, 2001, the obligations related to long-term debt were affected by the $250 private notes placement in March 2002, which increased our obligations due after five years. We believe that the operating lease and unconditional purchase obligations presented above have not been materially affected by activity in the first quarter of 2002.

         In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under several of the guarantees is $24. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $44 and its exposure for certain of the other guaranteed obligations is limited to $60. The term of the affiliates’ financing agreements is one year. DCC anticipates that the affiliates will renew these arrangements on substantially the same terms as the current agreements. If this occurs, it is likely that DCC would provide similar guarantees. We do not expect to make any cash payments relating to these potential obligations.

         At March 31, 2002, we had contingent liability for stand-by letters of credit totaling $107 issued on our behalf by financial institutions. These letters of credit are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These stand-by letters of credit must be renewed each year. As a result of the recent decline in our credit ratings, the issuers of certain of these letters of credit have required us to maintain cash deposits to support the letters of credit. These deposits, which are included in cash and cash equivalents, totaled $82 at March 31, 2002. We have accrued the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn.

Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

         With respect to contingent asbestos-related product liability, we had approximately 106,000 asbestos-related claims outstanding at March 31, 2002, including approximately 25,000 claims that were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims as well as claims which may be filed against us in the future. At March 31, 2002, we had accrued $107 for contingent asbestos-related product liability costs and recorded $93 as an asset for probable recoveries from insurers for asbestos-related product liability claims, compared to $102 accrued for such liabilities and $89 recorded as an asset at December 31, 2001.

         At March 31, 2002, $11 was accrued for contingent non-asbestos product liability costs with no recovery anticipated from third parties, unchanged from December 31, 2001.

         We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. We had accrued $55 for contingent environmental liabilities at March 31, 2002, compared to $52 at December 31, 2001, with no recovery expected from other parties at either date.

         At March 31, 2002, the difference between our minimum and maximum estimates for contingent liabilities, while not considered material, was $13 for the non-asbestos product liability claims and $3 for the environmental liability claims, compared to $13 and $2, respectively, at the end of 2001.

         The majority of our asbestos-related product liability claims were administered by the Center for Claims Resolution (CCR) through February 2001, at which time the CCR was reorganized and discontinued negotiating shared settlements. Certain former CCR members have defaulted on the payment of their shares of certain of the CCR-negotiated settlements. As a result, some of the settling parties are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At March 31, 2002, we estimated our contingent liability with respect to these matters to be approximately $44, of which we expect $39 to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from December 31, 2001. Our financial statements include our obligation relative to these contingencies, which are separate from the asbestos-related product liabilities discussed above.

ITEM 2. (Continued)

(in millions)

Critical Accounting Policies

         In connection with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying values of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

         SFAS 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. Our results of operations for the quarter ended March 31, 2001 included goodwill amortization expense of $9, which affected the net loss by $7. Excluding the effect of goodwill amortization, our reported net loss for the first quarter of 2001 would have been reduced from $27 to $20 and our diluted net loss per common share would have been reduced from $.18 to $.13 per common share.

         Except for the adoption of SFAS 142, our critical accounting policies are as presented in the MD&A in our Form 10-K for the year ended December 31, 2001.

Results of Operations (Three Months 2002 versus Three Months 2001)

         Our worldwide sales were $2,521 in the first quarter of 2002, a decrease of $210 or 8% from the $2,731 recorded in the first quarter of 2001. The decline included $43 related to the effect of divestitures, net of acquisitions, and $55 of adverse effects of currency fluctuations. Excluding these effects, worldwide sales decreased $112 or 4%. Our worldwide experience was largely based on our volume in the U.S., where 2002 sales of $1,686 represented a decline of $130 or 7% compared to the first quarter of last year. Excluding the $26 effect of divestitures, U.S. sales declined $104 or 6%. No domestic acquisitions affected the comparison.

         Overall sales outside the U.S. declined $80 or 9% compared to the first quarter of last year with over two-thirds of the decline resulting from the strengthening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest components of the approximately $55 adverse impact were the euro ($19), the Brazilian real ($13), the Argentine peso ($10) and the Canadian dollar ($8). Excluding the adverse effect of currency fluctuations and the $17 impact of divestitures net of acquisitions, non-U.S. sales were nearly flat with an $8 or 1% decrease.

ITEM 2. (Continued)

(in millions except per share amounts)

Results of Operations (Three Months 2002 versus Three Months 2001)

         Sales by region for the first quarter were as follows:

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

North America	$2,034	$1,900	(7)	(5)

Europe	489	423	(13)	(7)

South America	127	121	(5)	(17)

Asia Pacific	81	77	(5)	(5)

         Sales in North America decreased $134 or 7% for the period. Excluding the effect of divestitures, the decline was $108 or 5%. As noted above, the relative weakness of the Canadian dollar accounted for $8 of the reduction in sales. European sales were down $44 or 9% in local currency, mostly due to $31 of divestiture impact. Conversion to U.S. dollars pared another $22 for a total decline of $66 or 13%. South American sales improved in local currencies by $3 and acquisitions net of divestitures added $15, but overall sales declined $6 or 5% after an adverse currency impact of $24. Sales in Asia Pacific were down $4 or 5% due equally to local declines and an adverse currency impact.

         Our Strategic Business Units (SBUs) are Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle and Systems Group (HVTSG), our newest SBU which was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG will reflect CVS and OHSG separately. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and Dana Credit Corporation (DCC).

         In 2001, we realigned certain businesses within our SBU structure. The most significant change was consolidating most of our Engine Systems and Fluid Systems Groups to form EFMG. Our segment information has been restated to reflect the changes made to the SBU alignment in 2001.

         Sales by segment for 2001 and 2002 are presented in the following table. The Other category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs.

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

ASG	$971	$936	(4)	(5)

AAG	637	626	(2)	(1)

EFMG	586	528	(10)	(5)

CVS	321	250	(22)	(17)

OHSG	178	158	(11)	(11)

Other	38	23	(39)	(42)

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2002 versus Three Months 2001)

         ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales decline of $35 or 4% in the first quarter of 2002. The North American region experienced $27 of the decline, as reduced 2001 production levels of our customers continued into the beginning of the year. The quarter marked an improvement of $49 over the final quarter of 2001, continuing the slow recovery from the sharp decrease seen in the third quarter. We believe that the continued high sales incentives of our customers have reduced light vehicle inventory levels, leading to improvement in production rates during the first quarter of 2002. The other regions reported an aggregate sales decrease of $8 in the quarter. European sales experienced local growth of $3 but declined $4 overall due to an adverse currency impact of $7 in the region. Sales in South America declined $3 overall as the acquisition impact of $11 was offset by $12 of adverse currency impact and a $2 decline in local sales. Sales in Asia Pacific were flat as adverse currency effects negated a slight local increase.

         AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales decline of $11 during the first quarter of 2002. Sales in North America were down $5 as a divestiture impact of $9 and an adverse currency impact of $1 more than offset the $5 of local growth. However, sales in the region were up 7% over the fourth quarter of 2001, reversing the decline experienced throughout the second half of last year. European sales were down $3 with an adverse currency effect of $2 and local market declines causing the shortfall. South American sales were down $1 as an adverse currency effect of $6 offset $3 of local growth and $2 of acquisition impact. The $2 decline in Asia Pacific was due to a decline in local markets.

         EFMG, which sells sealing products, electronic modules and sensors, and fluid management products to a variety of markets, incurred a sales decline of $58 when compared to the first quarter of 2001. North American sales declined $22 in a year-over-year comparison, mostly due to a local sales decrease of $19 in the fluid management side of the business, but increased $36 or 11% relative to the fourth quarter of 2001. Sales in Europe declined $36 as a divestiture impact of $30 and currency declines of $7 absorbed the $1 of local growth in the region. Sales in South America and Asia Pacific were flat for the quarter.

         CVS, which sells heavy axles and brakes, drivetrain components, trailer products and heavy systems modular assemblies, experienced a sales decline of $71 in the quarter. North American sales saw a decrease of $64 overall as the divestiture impact of $16 combined with $48 in local sales declines when compared to the first quarter of 2001. This quarter’s slight gain over the final quarter of last year marks the first improvement since the first quarter of 2001 in this region. We attribute most of the improvement to pre-buying of Class 8 trucks in advance of an October change in emission requirements for heavy-duty diesel engines. Sales in Europe declined $5 due to local decreases of $3, with the effects of divestitures and weaker currencies accounting for the remaining difference. Sales in South America declined $2 on local changes, and were flat in Asia Pacific for the quarter.

         OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, finished the quarter with sales down $20 when compared to the first quarter of 2001, with no impact from acquisitions or divestitures. North America and Europe saw local declines of $5 and $10, respectively, with adverse currency movement in Europe causing a further $5 decrease. However, both regions saw gains versus the final quarter of 2001. Sales in South America were even with the first quarter of 2001.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2002 versus Three Months 2001)

         Revenue from lease financing and other income was $31 higher in the first quarter of 2002 as other income in the first quarter of 2001 included a $22 loss on the sale of our Mr. Gasket subsidiary.

         Gross margin for the first quarter of 2001 was 10.5%, a measure which improves to 10.8% after excluding goodwill amortization. Gross margin for the first quarter of 2002 was 11.3%. The improvement is attributed to our restructuring actions as lower sales volume would generally have an adverse effect on gross margin. Selling, general and administrative expenses for the quarter decreased $13 compared to the same period in 2001. Divestitures net of acquisitions caused $5 of the decrease, while the effect of currency movement accounted for $7 of the reduction.

         Operating margin for the quarter was 1.4% compared to 1% in the first quarter of 2001 for the above reasons.

         Interest expense was $17 lower than the same quarter of last year, resulting from the combined effect of decreased debt levels and lower rates.

         Neither the effective tax rates nor the comparison of the effective tax rates for the quarters ended March 31, 2002 and 2001 are meaningful due to the low level of pre-tax earnings and the impact of permanent differences between financial accounting rules and tax regulations.

         Minority interest in net income of consolidated subsidiaries increased $4 compared to the first quarter of last year due to the gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

         Equity in earnings of affiliates through March 31, 2002 was $9 higher than the first quarter of 2001. This line item was impacted unfavorably by $5 in the first quarter of 2001 due to losses incurred by our Venezuelan affiliate, which was fully consolidated beginning in the third quarter of 2001. We also experienced increases in 2002 of $2 and $1 from our investments in Mexico and Germany, respectively.

         Our reported net loss of $229 for the quarter includes a $220 charge from a change in accounting for goodwill, resulting from our adoption of SFAS 142 in January of this year. The remaining $9 loss includes $37 of charges related to our October 2001 restructuring plan. This compares to a net loss of $27 in 2001, which included $28 of charges related to the sale of a subsidiary and our restructuring activities.

Market Trends

         Sales in the North American light vehicle market continue to benefit from dealer incentives. Dealer inventories have finally been reduced to the point that demand has begun impacting the production schedules of the OEMs and their suppliers. Ford and General Motors have announced increases in their second-quarter 2002 production schedules. Despite these positive developments, we remain cautious regarding projected production volume for the full year. Dealer incentives continue to be a key element of the market strategy of the U.S.-based OEMs. The impact that the inevitable decline in incentives will have on demand is uncertain, although certain of the non-U.S.-based OEMs have reduced their incentives recently without an adverse effect on their market share. We plan to hold to our estimate of 14.5 million units at least until we have greater visibility of OEM production schedules for the second half of 2002. In Europe, we are seeing signs of softening in the vehicular markets and expect the trend to continue through 2002.

ITEM 2. (Continued)

(in millions except units of production)

Market Trends

         Heavy truck production in North America improved in the first quarter despite the availability of an unusually high volume of used trucks. We attribute some of the improvement to pre-buying of Class 8 trucks in advance of an October 2002 change in the emission requirements for heavy-duty diesel engines. To the extent this is occurring, the increased production represents a shift of volume that could adversely affect our fourth-quarter production if broader demand for new units does not develop in the interim. With this uncertainty clouding the final quarter of 2002, we remain cautious, with a projected volume of 130,000 units for the year.

         The automotive aftermarket in North America remains steady. We were encouraged by our ability to increase some prices modestly during the first quarter. These increases are expected to drive our sales growth in 2002 since volume is expected to be flat through the remainder of the year. Higher fuel prices resulting from unrest in the major oil-producing regions could alter this projection if spending were shifted away from maintenance items.

         We expect to benefit from net new business of nearly $500 in 2002 and approximately $8,000 in the aggregate through 2006, based on our review of the production projections of our OE customers.

Forward-Looking Information

         Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors, including national and international economic conditions (including additional adverse effects from terrorism or hostilities); the strength of the euro and other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; our ability and that of our customers and suppliers to achieve projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; our ability to complete the sale of DCC’s businesses and other divestitures as contemplated; and the success of our restructuring, cost reduction and cash management programs and of our long-term transformation strategy for the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Except for issuing the $250 in unsecured notes in March 2002 and concurrently entering an interest rate swap to convert the fixed rate of these notes to a variable rate, there have been no material changes to our exposures to market risk since December 31, 2001.

         The activities of the first quarter of 2002 are described in Note 5 to the condensed financial statements and under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

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

         We are not currently a party to any of the environmental proceedings involving governmental agencies which the SEC requires companies to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         These are the results of voting by stockholders at our annual meeting on April 3, 2002:

         Item 1. Election of Directors. The stockholders elected the following persons to serve as directors of Dana until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld

B. F. Bailar	123,586,399	5,267,138

A. C. Baillie	124,660,740	4,192,797

E. M. Carpenter	123,675,074	5,178,463

E. Clark	123,603,747	5,249,790

G. H. Hiner	123,349,698	5,503,839

J. P. Kelly	124,064,815	4,788,722

J. M. Magliochetti	124,344,225	4,509,312

M. R. Marks	124,015,246	4,838,291

R. B. Priory	123,616,779	5,236,758

F. M. Senderos	124,006,472	4,847,065

         Item 2. Proposal to Approve an Amended and Restated Dana Corporation 1999 Restricted Stock Plan. The stockholders approved the amended and restated Dana Corporation 1999 Restricted Stock Plan, including the issuance of an additional 750,000 shares of Dana common stock under the Plan. There were 117,140,879 votes approving the amended and restated Plan; 9,273,992 votes against; 2,438,659 votes abstaining; and no broker non-votes.

         Item 3. Ratification of Selection of Independent Accountants. The stockholders ratified the Board’s selection of PricewaterhouseCoopers LLP as Dana’s independent accountants for fiscal year 2002. There were 121,568,611 votes for ratification; 6,293,580 votes against; 988,979 votes abstaining; and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	The following exhibits are filed as part of this report:

4-NN	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10 1/8% Notes due March 15, 2010, filed herewith

4-NN(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities), filed by reference to Exhibit A to the Indenture filed herewith as Exhibit 4-NN

4-NN(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities), filed by reference to Exhibit B to the Indenture filed herewith as Exhibit 4-NN

10-H(1)	First Amendment to Supplemental Benefits Plan, filed herewith

10-I	1999 Restricted Stock Plan, as amended and restated (filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002)

b)	In the first quarter of 2002, we filed the following reports on Form 8-K:

On January 9, 2002, we filed a Form 8-K reporting on remarks of Dana’s Chief Financial Officer at a presentation at the Detroit Auto Conference 2002.

On February 26, 2002, we filed a Form 8-K reporting our plans to make a private placement of $250 million in principal amount of general, unsecured obligations of Dana in the form of unregistered notes.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date:	May 7, 2002	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

4-NN	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10 1/8% Notes due March 15, 2010	Filed with this Report

4-NN(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities)	Filed by reference to Exhibit A to the Indenture filed with this Report as Exhibit 4-NN

4-NN(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities)	Filed by reference to Exhibit B to the Indenture filed with this Report as Exhibit 4-NN

10-H(1)	First Amendment to Supplemental Benefits Plan	Filed with this Report

10-I	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002