Form 10-Q
period 2002-06-30
DANA CORP
filed 2002-08-14
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes        No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common stock of $1 par value	148,585,000

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED BALANCE SHEET (Unaudited)
CONDENSED STATEMENT OF INCOME (Unaudited)
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
NOTES TO CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
EXHIBIT INDEX
EX 10(A)1 1st Am to Additional Compensation Plan
EX 10(B)2 2nd Am to 1997 Stock Option Plan
EX 10(C)2 2nd Am to Excess Benefits Plan
EX 10(D)3 3rd Am to Director Deferred Fee Plan
EX 10(H)2 2nd Am to Supplemental Benefits Plan
EX 10(J)1 1st Am to 1998 Directors' Stk Opt Plan
EX 99-A CEO Certification Purs to 18 USC SEC 1350
EX 99-B CFO Certification Purs to 18 USC SEC 1350

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

		Page Number

Cover		1

Index		2

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheet December 31, 2001 and June 30, 2002	3

	Condensed Statement of Income Three Months and Six Months Ended June 30, 2001 and 2002	4

	Condensed Statement of Cash Flows Six Months Ended June 30, 2001 and 2002	5

	Notes to Condensed Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Part II. Other Information

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		33

Exhibit Index		34

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	December 31, 2001	June 30, 2002

Assets

Current assets

Cash and cash equivalents	$199	$318

Accounts receivable

Trade	1,371	1,702

Other	371	286

Inventories

Raw materials	377	397

Work in process and finished goods	922	837

Other current assets	557	576

Total current assets	3,797	4,116

Property, plant and equipment, net	3,133	3,028

Investments and other assets	2,209	2,130

Investment in leases	1,068	941

Total assets	$10,207	$10,215

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and other current liabilities	$2,369	$2,600

Notes payable, including current portion of long-term debt	1,120	754

Total current liabilities	3,489	3,354

Deferred employee benefits and other noncurrent liabilities	1,640	1,727

Long-term debt	3,008	3,280

Minority interest in consolidated subsidiaries	112	105

Shareholders’ equity	1,958	1,749

Total liabilities and shareholders’ equity	$10,207	$10,215

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net sales	$2,768	$2,789	$5,499	$5,310

Revenue from lease financing and other income	29	77	51	130

	2,797	2,866	5,550	5,440

Costs and expenses

Cost of sales	2,414	2,447	4,857	4,683

Selling, general and administrative expenses	271	245	533	493

Restructuring charges	4	56	26	95

Interest expense	79	66	163	134

	2,768	2,814	5,579	5,405

Income (loss) before income taxes	29	52	(29)	35

Estimated taxes on income	(16)	(12)	7	(16)

Minority interest	(4)	(3)	(5)	(9)

Equity in earnings of affiliates	5	15	14	33

Net income (loss) before effect of change in accounting	14	52	(13)	43

Effect of change in accounting				(220)

Net income (loss)	$14	$52	$(13)	$(177)

Basic earnings (loss) per common share

Income (loss) before effect of change in accounting	$0.10	$0.35	$(0.08)	$0.29

Effect of change in accounting	—	—	—	(1.48)

Net income (loss)	$0.10	$0.35	$(0.08)	$(1.19)

Diluted earnings (loss) per common share

Income (loss) before effect of change in accounting	$0.10	$0.35	$(0.08)	$0.29

Effect of change in accounting	—	—	—	(1.48)

Net income (loss)	$0.10	$0.35	$(0.08)	$(1.19)

Cash dividends declared and paid per common share	$0.31	$0.01	$0.62	$0.02

Average shares outstanding – Basic	148	148	148	148

Average shares outstanding – Diluted	149	149	149	149

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30,

	2001	2002

Net loss	$(13)	$(177)

Depreciation and amortization	271	242

Change in accounting for goodwill		220

Asset impairment	8	30

Loss (gain) on divestitures	20	(34)

Working capital change	9	24

Other	58	(30)

Net cash flows from operating activities	353	275

Purchases of property, plant and equipment	(238)	(165)

Purchases of assets to be leased	(32)	(26)

Payments received on leases and loans	19	25

Net payments from (loans to) customers	85	14

Acquisitions	(21)

Divestitures	26	92

Other	58	54

Net cash flows – investing activities	(103)	(6)

Net change in short-term debt	38	(211)

Proceeds from long-term debt	44	285

Payments on long-term debt	(267)	(224)

Dividends paid	(92)	(3)

Other	1	3

Net cash flows – financing activities	(276)	(150)

Net change in cash and cash equivalents	(26)	119

Cash and cash equivalents – beginning of period	179	199

Cash and cash equivalents – end of period	$153	$318

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

1.	In our opinion, the accompanying condensed financial statements include all adjustments, including those necessary to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, and other adjustments, consisting of only normal and recurring adjustments, necessary to a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Where appropriate, we have reclassified certain amounts in 2001 to conform to the 2002 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2.	In connection with the adoption of SFAS No. 142, we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying values of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

The changes in goodwill during the six months ended June 30, 2002, by segment, are presented in the following table. During the quarter ended June 30, 2002, goodwill increased $14 due to the effects of currency, nearly offsetting the $16 decrease that resulted from currency fluctuations in the quarter ended March 31, 2002. The $14 change was comprised of $11 in ASG, $1 in AAG and $2 in OHSG.

		Effect of	Effect of
	Balance at	Adopting	Currency	Balance at
	December 31, 2001	SFAS 142	and Other	June 30, 2002

ASG	$185	$(12)	$(5)	$168

AAG	112	(79)	(1)	32

EFMG	423	(189)		234

CVS	8			8

OHSG	113	(9)	4	108

	$841	$(289)	$(2)	$550

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. The following table reconciles the reported net results for the quarter and six months ended June 30, 2001 to the pro forma results that would have been reported if the guidance contained in SFAS No. 142 had been adopted prior to 2001.

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Reported net income (loss)	$14	$(13)

Goodwill amortization	9	18

Income taxes	(1)	(3)

Adjusted net income	22	2

Earnings per share – Basic

Net income (loss)	0.10	(0.08)

Goodwill amortization	0.06	0.12

Income taxes	(0.01)	(0.02)

Adjusted net income	0.15	0.02

Earnings per share – Diluted

Net income (loss)	0.10	(0.08)

Goodwill amortization	0.06	0.12

Income taxes	(0.01)	(0.02)

Adjusted net income	$0.15	$0.02

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Statement requires the recognition of the fair value of the legal obligation associated with the retirement of long-lived assets at the time the obligation is probable and estimable. We are required to implement SFAS No. 143 on January 1, 2003. We do not expect the implementation of SFAS No. 143 to have a material effect on our consolidated financial position or consolidated results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the previously existing accounting requirements related to the recognition of impairment for assets to be held and used in operations. However, the impairment of long-lived assets held for sale is measured taking into consideration the costs to sell the assets, as well as impairment measurement criteria of previously existing accounting requirements. In addition, SFAS No. 144 broadens the definition of what constitutes a discontinued business for financial reporting purposes. Accordingly, more dispositions will qualify for presentation as discontinued businesses under SFAS No. 144. The provisions of SFAS No. 144 are generally prospective from the date of adoption and, therefore, do not apply to divestitures announced prior to January 1, 2002.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

The adoption of this Statement did not have a material effect on our consolidated financial position or consolidated results of operations.

Subsequent to June 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. The liability is measured at its fair value under the Statement. It overrides the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3). EITF No. 94-3 required that a liability be recognized for exit costs on the date that a company committed itself to an exit plan. SFAS No. 146 will be effective for disposal or exit activities that are initiated after December 31, 2002. We are currently studying the impact of this pronouncement.

3.	In accordance with plans announced in October, 2001, we are pursuing the sale of the businesses of Dana Credit Corporation (DCC). In June 2002, we completed the sale of selected subsidiaries of DCC. We recorded an after-tax gain of $27 on proceeds of $69.

4.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Weighted-average shares outstanding	147.6	148.1	147.7	148.1

Plus: Restricted stock	0.1	0.2		0.1

Deferred compensation units	0.8	0.8	0.8	0.8

Potentially dilutive shares	0.9	1.0	0.8	0.9

Diluted shares outstanding	148.5	149.1	148.5	149.0

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

If income before the effect of a change in accounting is a net loss, accounting rules require us to disregard the antidilutive effect of the potentially dilutive shares; accordingly, the potentially dilutive shares have been disregarded in calculating diluted earnings per share for the six months ended June 30, 2001.

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholder’s Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $72 deferred translation gain in the second quarter of 2002 was mainly the result of an increase in the value of the euro, the British pound and the Canadian and Australian dollars, relative to the U.S. dollar. These gains were partially offset by a weakening Brazilian real and the continued decline in the value of the Argentine peso. For the first six months of 2002, changes in the relative value of the Argentine peso and the Brazilian real accounted for the largest components of the deferred translation loss of $38, partially offset by the effect of movements in the euro and British pound. The $22 deferred translation loss in the second quarter of 2001 was primarily due to the strengthening of the U.S. dollar against the euro. For the first half of 2001, weakening of the euro accounted for approximately $90 of deferred translation loss and the Brazilian real another $40.

Our total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

Net income (loss)	$14	$52	$(13)	$(177)

Other comprehensive income (loss)

Deferred translation gain (loss)	(22)	72	(146)	(38)

Other	1		(1)	2

Total comprehensive income (loss)	$(7)	$124	$(160)	$(213)

6.	We completed the private placement of $250 of unsecured notes in March 2002. We used a portion of the proceeds to reduce the amount outstanding under one of our revolving credit facilities. The notes carry a coupon interest rate of 10.125% and an effective interest rate of 10.375%. The notes mature in March 2010. The indenture for these notes contains limits on borrowings, payments and transactions effectively the same as those in the indenture for the notes we issued in August 2001.

Concurrent with our issuance of the March 2002 notes, we entered into an interest rate swap to effectively convert the fixed rate of interest on the notes to a variable rate of the six-month London interbank offered rate (LIBOR) plus 4.245%. The swap agreement has a notional amount of $250 and expires in March 2010. Differentials to be received or paid under this agreement will be accrued and recognized as adjustments to interest expense.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

Converting the interest rate of these notes to a variable rate provides a better balance of fixed and variable rate debt. The swap agreement has been designated as a hedge of the notes; accordingly, the impact of changes in the fair value of the agreement will be offset by an equal and opposite change in the carrying value of the notes.

7.	Our operations are organized into four market-focused Strategic Business Units (SBUs): Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Engine and Fluid Management Group (EFMG); and Heavy Vehicle Technologies and Systems Group (HVTSG), our newest SBU which was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG reflects CVS and OHSG separately. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and DCC.

In accordance with plans announced in October 2001, we are pursuing the sale of DCC’s businesses. We intend to sell a substantial majority of DCC’s businesses and assets, but expect to retain certain assets and liabilities, including debt, for tax and other business reasons. The assets and operations we expect to retain include services and related assets that support other Dana operations, a technology-based service business where joint marketing opportunities exist and certain portfolio investments where tax attributes and market conditions make disposal uneconomical at this time. We also expect to retain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturity.

Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments.

Operating PAT is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating profit after tax (PAT) represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.

The Other category includes businesses unrelated to the segments, discontinued businesses, trailing liabilities for closed plants and corporate administrative functions. For purposes of presenting operating PAT, Other also includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the net profit (loss) column, Other includes the net profit or loss of businesses not assigned to the segments, discontinued businesses, minority interest in earnings and the tax differential.

As discussed in Note 2, the amortization of goodwill was discontinued at the beginning of 2002 with the adoption of SFAS No. 142. Although goodwill amortization expense was included in the results of operations of the SBUs prior to 2002, we have adjusted the segment information for 2001 to present it on a consistent basis with the 2002 presentation. The 2001 goodwill amortization expense is now presented on a separate line.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

     Information used to evaluate the segments and regions is presented in the following tables:

	Three Months Ended June 30,

			Inter-Segment				Operating		Net
	External Sales		Sales		EBIT		PAT		Profit (Loss)

	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002

ASG	$1,022	$1,014	$32	$26	$82	$71	$52	$54	$30	$32

AAG	673	684	4	4	18	41	11	25	(6)	8

EFMG	570	570	36	36	36	45	23	29	11	17

CVS	302	320	25	31	13	23	7	14	(1)	5

OHSG	165	177	7	2	10	14	6	9	3	5

DCC							6	7	6	7

Other	36	24	7	3	(57)	(62)	(71)	(71)	(9)	(7)

Goodwill amortization					(9)		(8)		(8)

	2,768	2,789	111	102	93	132	26	67	26	67

Restructuring and unusual items					(17)	(63)	(12)	(15)	(12)	(15)

Consolidated	$2,768	$2,789	$111	$102	$76	$69	$14	$52	$14	$52

North America	$2,114	$2,119	$22	$23	$133	$150	$81	$91	$38	$47

Europe	439	448	22	21	18	16	10	16	1	7

South America	133	130	22	47	7	23		14	(4)	11

Asia Pacific	82	92	1			4	(1)	3	(3)

DCC							6	7	6	7

Other					(56)	(61)	(62)	(64)	(4)	(5)

Goodwill amortization					(9)		(8)		(8)

	2,768	2,789	67	91	93	132	26	67	26	67

Restructuring and unusual items					(17)	(63)	(12)	(15)	(12)	(15)

Consolidated	$2,768	$2,789	$67	$91	$76	$69	$14	$52	$14	$52

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

	Six Months Ended June 30,

			Inter-Segment				Operating		Net
	External Sales		Sales		EBIT		PAT		Profit (Loss)

	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002

ASG	$1,993	$1,950	$66	$48	$139	$122	$92	$95	$47	$51

AAG	1,310	1,310	7	7	6	64	4	39	(31)	5

EFMG	1,156	1,099	72	70	74	74	48	48	23	25

CVS	623	570	48	57	22	30	13	18	(4)	2

OHSG	343	335	15	9	23	24	14	15	7	8

DCC							12	17	12	17

Other	74	46	14	8	(109)	(117)	(141)	(137)	(12)	(13)

Goodwill amortization					(18)		(15)		(15)

	5,499	5,310	222	199	137	197	27	95	27	95

Restructuring and unusual items					(63)	(109)	(40)	(52)	(40)	(52)

Effect of change in accounting						(289)		(220)		(220)

Consolidated	$5,499	$5,310	$222	$199	$74	($201)	($13)	($177)	($13)	($177)

North America	$4,148	$4,019	$49	$49	$214	$242	$127	$147	$39	$59

Europe	928	871	45	42	41	38	30	36	9	16

South America	260	251	41	89	9	31	(4)	19	(11)	14

Asia Pacific	163	169	1	1	1	6		4	(5)	(1)

DCC							12	17	12	17

Other					(110)	(120)	(123)	(128)	(2)	(10)

Goodwill amortization					(18)		(15)		(15)

	5,499	5,310	136	181	137	197	27	95	27	95

Restructuring and unusual items					(63)	(109)	(40)	(52)	(40)	(52)

Effect of change in accounting						(289)		(220)		(220)

Consolidated	$5,499	$5,310	$136	$181	$74	($201)	($13)	($177)	($13)	($177)

The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income (loss) before income taxes as presented in the condensed statement of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

EBIT of total operations	$93	$132	$137	$197

Restructuring and unusual items	(17)	(63)	(63)	(109)

Interest expense, excluding DCC	(49)	(45)	(104)	(91)

Interest income, excluding DCC	2	2	3	5

DCC pre-tax income		26	(2)	33

Income (loss) before income taxes	$29	$52	($29)	$35

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

Restructuring and unusual items represent gains and losses on divestitures and charges related to our restructuring efforts.

8.	At December 31, 2001, there was $259 remaining in accrued liabilities relating to restructuring plans announced in 1999, 2000 and 2001. During the first half of 2002, we continued to execute our October 2001 restructuring plan, including the announcement of plans to close 14 additional facilities and further reduce our permanent workforce. In connection with these efforts, we accrued an additional $62 for employee termination benefits, $16 for asset impairment, primarily related to property, plant and equipment and other long-lived assets, and $17 for other exit costs, primarily lease payments, taxes and other holding costs and expenses to prepare facilities for closure. These expenses were reported as restructuring charges in the condensed statement of income. We also charged cost of sales for $14 of asset impairment associated primarily with exiting a product line and inventory impairment and a provision for unsalvageable customer returns in connection with the rationalization of our aftermarket operations. Total charges relating to our restructuring activities in the first half of 2002 were $109, which had a $79 impact on net income.

The following summarizes the activity in accrued restructuring expenses in the first half of 2002:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2001	$206	$53	$0	$259

Activity during the quarter

Charged to expense	18	7	14	39

Cash payments	(35)	(9)		(44)

Write-offs of assets			(14)	(14)

Balance at March 31, 2002	189	51	0	240

Activity during the quarter

Charged to expense	44	10	2	56

Cash payments	(17)	(19)		(36)

Write-offs of assets			(2)	(2)

Balance at June 30, 2002	$216	$42	$0	$258

At June 30, 2002, $258 of restructuring charges remained in accrued liabilities. This balance was comprised of $216 for the termination of employees, including the announced termination of approximately 3,200 scheduled for the remainder of 2002, and $42 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $121 in the remainder of 2002, $56 in 2003 and $81 thereafter. Our liquidity and cash flows, while projected to be more than adequate to satisfy our obligations related to our restructuring plans, will be impacted in 2002 by these expenditures.

9.	We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that any liabilities

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

With respect to contingent asbestos-related product liability, we had approximately 111,000 such claims outstanding at June 30, 2002, including approximately 22,000 that were settled pending payment. This compares to approximately 73,000 such claims outstanding at June 30, 2001, including 32,000 that were settled pending payment. We attribute this increase in outstanding claims primarily to factors resulting from the discontinuance, in February 2001, of the Center for Claims Resolution (CCR), which had been administering our asbestos-related claims for several years. First, we believe Dana is being named as a party in more claims than before because claimants are now bringing claims against most, if not all, former CCR members individually. Previously, many members of the CCR were not named individually in claims because the settlement amounts were typically the same regardless of how many members were named. Second, since the CCR was discontinued, we have independently controlled our legal strategy for these claims. We are aggressively defending claims which previously might have been settled and thus are not resolving some claims as quickly, leaving a larger number outstanding. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future. At June 30, 2002, we had accrued $113 for contingent asbestos-related product liability costs and recorded $98 as an asset for probable recoveries from insurers for such claims, compared to $102 accrued for such liabilities and $89 recorded as an asset at December 31, 2001. Our estimated liabilities for these claims reflect our historical experience and current knowledge. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be brought against us in the future, the grounds for such claims, the damages that may be demanded in such claims, or the probable outcome of such claims.

With respect to contingent non-asbestos product liability, we accrue the lower end of the range of estimated potential liability. At June 30, 2002, we had $11 accrued for costs related to such claims, with no recovery anticipated from third parties, unchanged from December 31, 2001. The difference between our minimum and maximum estimates for these liabilities was $13 at both dates.

With respect to contingent environmental liability, we estimate such liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. We had accrued $56 for contingent environmental liabilities at June 30, 2002, compared to $52 at December 31, 2001, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $3 at June 30, 2002, compared to $2 at December 31, 2001.

Apart from the asbestos-related product liability discussed above, discontinuance of the CCR has had another impact on us. Certain former CCR members have defaulted on

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions except per share amounts)

the payment of their shares of some of the CCR-negotiated settlements. As a result, some of the settling parties are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2002, we estimated our contingent liability with respect to these matters to be approximately $44, with $39 expected to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from December 31, 2001. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

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

Liquidity and Capital Resources

Cash Flows — Operating activities generated positive cash flow of $275 in the first six months of 2002. After excluding the effect of the change in accounting, which did not affect cash flow, the adjusted net income of $43 in 2002 represents an improvement of $56 over the net loss reported in the first half of 2001. Depreciation and amortization expense totaled $242 in 2002 and $271 in 2001. Discontinuing the amortization of goodwill accounts for $18 of the difference with the remainder attributed to lower capital spending over the last two years. Asset impairment totaled $30 in the first half of 2002, an increase of $22 over the same period in 2001, as our restructuring activities generated more non-cash charges. Working capital was reduced $24 as the seasonal increase in accounts receivable was more than offset by an increase in accounts payable and the receipt of a tax refund. The largest component of Other relates to equity earnings in both years. A dividend from an affiliate in Mexico resulted in net remitted equity in 2001. In 2002, unremitted equity was deducted in arriving at cash flows from operations.

         Capital spending totaled $165 in the first half of 2002. This represents a reduction of $73 from the first half of 2001 and supports our commitment to reduce our fixed investment through tight control of capital spending and the sale of non-core assets. We remain committed to an overall capital budget of approximately $275 for 2002, a substantial change from the $425 of expenditures in 2001. Payments received on leases nearly equaled purchases of assets to be leased; net leasing activity used $13 in the first half of 2001. Loan activity with DCC customers remained positive but declined $71 when compared to the prior year. Proceeds from divestitures totaled $92 during the first six months of 2002, with the proceeds from the sale of selected DCC subsidiaries in June comprising the largest component.

         We used the proceeds from a private placement of $250 in unsecured notes in March 2002 primarily to reduce borrowings under one of our revolving credit facilities. We reduced our borrowings under the accounts receivable securitization program by $120 during the second quarter, but remained $20 above the 2001 year-end balance at June 30. Medium-term notes totaling $135 matured in January 2002 and we also repaid $78 of long-term debt within our leasing operations. Continuation of the one-cent per share dividend improved cash flows by $89 when compared to the first half of 2001, when we paid quarterly dividends of $.31 per share.

         Managing our cash remains a high priority. Our original estimate of maximum cash outlays related to restructuring activities during 2002 was $300, but we now believe such payments are likely to be closer to $200. We expect to reduce working capital, exclusive of our restructuring activities, by $200 based on the assumed levels of production for 2002. Within our investing activities, we are committed to a 2002 budget of approximately $275 for capital spending and expect to realize $300 or more in proceeds from divestitures. Annualizing the March and June quarterly dividends would result in related outflows of $6 versus the $140 paid in 2001. Achieving these targets would allow us to attain our goal of significantly reducing our outstanding debt during the remainder of 2002.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

Financing — Committed and uncommitted bank lines enable us to make bank borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,468 at June 30, 2002. This amount included our revolving credit facilities: the 364-day facility in the amount of $220, which matures in December 2002, and the long-term facility in the amount of $500, which matures in November 2005. The interest rates under these facilities equal LIBOR or the prime rate, plus a spread that varies depending on our credit ratings. We also have a total capacity of $400 under the accounts receivable securitization program. At June 30, 2002, approximately $330 was outstanding under the Dana lines, including $280 under the accounts receivable program and $10 under the long-term facility.

         The private placement of the March 2002 notes effectively extended the maturity of $250 of borrowings to March 2010. Further reductions in working capital, tight control of capital spending and proceeds from asset sales have also helped us reduce our reliance on short-term borrowings. As a result, the 364-day facility was amended in July 2002 to reduce the available line to $100. The provision which called for a reduction in its available capacity by 50% of certain cash proceeds was eliminated.

         Both of the Dana revolving facilities require us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. For purposes of these ratios, tangible net worth excludes cumulative translation adjustments, the 2001 minimum pension liability adjustment and intangible assets, and EBITDA excludes cash restructuring charges incurred from the fourth quarter of 2001 through the first quarter of 2003, to a maximum of $500, equity earnings, minority interest and certain non-cash items prior to October 2001. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on the equity basis. We were in compliance with these ratio tests as of June 30, 2002.

         Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related arrangement. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide collateral to the lenders or make other financial concessions. Default under either of these facilities or any of our significant note agreements might result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

         In addition, DCC had credit lines of $309 at June 30, 2002, including a revolving credit facility with a maximum borrowing capacity of $250 that matures in June 2004. The interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At June 30, 2002, approximately $145 was outstanding under the DCC lines, including $119 under the revolving credit facility. Another facility with a maximum borrowing capacity of $213 matured in June 2002 and was not renewed.

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

Hedging Activities — At June 30, 2002, we had a number of open forward foreign exchange contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts was a favorable amount approximating $2. These contracts have been valued by independent financial institutions using the exchange spot rate on June 30, 2002, plus or minus quoted forward basis points, to determine a settlement value for each contract.

         In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rates on certain of our notes to variable rates. Under the agreements, including the swap agreement entered concurrent with the private placement of the March 2002 notes, we receive an average fixed rate of interest of 9.28% on notional amounts of $825 and €200 and we pay variable rates based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the associated notes. The fair value of these interest rate swaps at June 30, 2002 is reflected as a $26 asset in the balance sheet. Because these contracts have been designated as fair value hedges, the carrying value of the related notes must be adjusted by an amount equal to the fair value of the swap contracts. This adjustment of our debt is solely for financial reporting purposes and does not affect the amount of the scheduled principal payments.

         DCC has two interest rate swap agreements that have an aggregate notional amount of $45 and expire in 2003. Unlike the swap agreements hedging the fixed rate notes, the DCC swap agreements call for DCC to receive a variable amount of interest, based on prevailing short-term market rates, and pay a fixed amount that averages 7.95%. The fair value of the DCC interest rate swaps at June 30, 2002 is reflected as a $3 liability in the balance sheet. Because these swaps have been designated as cash flow hedges, the offsetting entry is reported as a component of shareholders’ equity. This deferred amount is adjusted as the periodic settlements required by the contracts occur.

         The fair values of all of our swap agreements, by year of maturity, are liabilities of $3 in 2003 and assets of $26 beyond five years. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

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

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

         The following table summarizes our fixed cash obligations as of December 31, 2001:

	Payments Due by Period

		Less than	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Principal of Long-Term Debt	$3,454	$446	$634	$192	$2,182

Operating Leases	469	76	134	115	144

Unconditional Purchase Obligations	244	236	8	—	—

Total Contractual Cash Obligations	$4,167	$758	$776	$307	$2,326

         Subsequent to December 31, 2001, the obligations related to long-term debt were affected by the $250 private notes placement in March 2002, which increased our obligations due after five years. We believe that the operating leases and unconditional purchase obligations presented above have not been materially affected by activity in the first half of 2002.

         In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under several of the guarantees is $24. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $44 and its exposure for the other guaranteed obligations is limited to $60. The term of the affiliates’ financing agreements is one year. DCC anticipates that the affiliates will renew these arrangements on substantially the same terms as the current agreements. If this occurs, it is likely that DCC would provide similar guarantees. We do not expect to make any cash payments relating to these potential obligations.

         At June 30, 2002, we had contingent liability for stand-by letters of credit totaling $109 and surety bonds totaling $65 issued on our behalf by financial institutions and an insurance company. These instruments are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and must be renewed each year. As a result of the recent decline in our credit ratings, the issuers of most of these letters of credit and the surety bonds have required us to maintain cash deposits to support the instruments. These deposits, which are included in cash and cash equivalents, totaled $122 at June 30, 2002. We have accrued the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn.

Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities.

ITEM 2. (Continued)

(in millions except per share amounts)

Liquidity and Capital Resources

We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

         With respect to contingent asbestos-related product liability, we had approximately 111,000 such claims outstanding at June 30, 2002, including approximately 22,000 that were settled pending payment. This compares to approximately 73,000 such claims outstanding at June 30, 2001, including 32,000 that were settled pending payment. We attribute this increase in outstanding claims primarily to factors resulting from the discontinuance, in February 2001, of the Center for Claims Resolution (CCR), which had been administering our asbestos-related claims for several years. First, we believe Dana is being named as a party in more claims than before because claimants are now bringing claims against most, if not all, former CCR members individually. Previously, many members of the CCR were not named individually in claims because the settlement amounts were typically the same regardless of how many members were named. Second, since the CCR was discontinued, we have independently controlled our legal strategy for these claims. We are aggressively defending claims which previously might have been settled and thus are not resolving some claims as quickly, leaving a larger number outstanding. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future. At June 30, 2002, we had accrued $113 for contingent asbestos-related product liability costs and recorded $98 as an asset for probable recoveries from insurers for such claims, compared to $102 accrued for such liabilities and $89 recorded as an asset at December 31, 2001. Our estimated liabilities for these claims reflect our historical experience and current knowledge. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be brought against us in the future, the grounds for such claims, the damages that may be demanded in such claims, or the probable outcome of such claims.

         With respect to contingent non-asbestos product liability, we accrue the lower end of the range of estimated potential liability. At June 30, 2002, we had $11 accrued for costs related to such claims, with no recovery anticipated from third parties, unchanged from December 31, 2001. The difference between our minimum and maximum estimates for these liabilities was $13 at both dates.

         With respect to contingent environmental liability, we estimate such liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. We had accrued $56 for contingent environmental liabilities at June 30, 2002, compared to $52 at December 31, 2001, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $3 at June 30, 2002, compared to $2 at December 31, 2001.

         Apart from the asbestos-related product liability discussed above, discontinuance of the CCR has had another impact on us. Certain former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements. As a result, some of the settling parties are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2002, we estimated our contingent liability with respect to these matters

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

to be approximately $44, with $39 expected to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from December 31, 2001. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Restructuring

         At December 31, 2001, there was $259 remaining in accrued liabilities relating to restructuring plans announced in 1999, 2000 and 2001. During the first half of 2002, we continued to execute our October 2001 restructuring plan, including the announcement of plans to close 14 additional facilities and further reduce our permanent workforce. In connection with these efforts, we accrued an additional $62 for employee termination benefits, $16 for asset impairment, primarily related to property, plant and equipment and other long-lived assets, and $17 for other exit costs, primarily lease payments, taxes and other holding costs and expenses to prepare facilities for closure. These expenses were reported as restructuring charges in the condensed statement of income. We also charged cost of sales for $14 of asset impairment associated primarily with exiting a product line and inventory impairment and a provision for unsalvageable customer returns in connection with the rationalization of our aftermarket operations. Total charges relating to our restructuring activities in the first half of 2002 were $109, which had a $79 impact on net income.

         The following table shows restructuring expense, plus related charges to cost of sales, by SBU for the quarters and year-to-date periods ended June 30, 2001 and 2002. The charges to cost of sales, which are primarily the impairment of inventory, were $1 in the six months ended June 30, 2001, $7 in the quarter ended June 30, 2002 and $14 in the six months ended June 30, 2002. There were no such charges to cost of sales in the three months ended June 30, 2001.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

ASG		$32	$1	$35

AAG	$1	20	8	51

EFMG	2	6	15	2

CVS		3		13

OHSG	1	2	3	2

Other				6

Total	$4	$63	$27	$109

ITEM 2. (Continued)

(in millions except per share amounts)

Restructuring

         The following summarizes the activity in accrued restructuring expense in the first half of 2002:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2001	$206	$53	$0	$259

Activity during the quarter

Charged to expense	18	7	14	39

Cash payments	(35)	(9)		(44)

Write-offs of assets			(14)	(14)

Balance at March 31, 2002	189	51	0	240

Activity during the quarter

Charged to expense	44	10	2	56

Cash payments	(17)	(19)		(36)

Write-offs of assets			(2)	(2)

Balance at June 30, 2002	$216	$42	$0	$258

         At June 30, 2002, $258 of restructuring charges remained in accrued liabilities. This balance was comprised of $216 for the termination of employees, including the announced termination of approximately 3,200 scheduled for the remainder of 2002, and $42 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $121 in the remainder of 2002, $56 in 2003 and $81 thereafter. Our liquidity and cash flows, while projected to be more than adequate to satisfy our obligations related to our restructuring plans, will be impacted in 2002 by these expenditures.

Critical Accounting Policies

         In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying values of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying value of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

         SFAS No. 142 does not provide for restatement of our results of operations for periods ending prior to January 1, 2002. Our results of operations for the quarter ended June 30, 2001 included goodwill amortization expense of $9, which affected net income by $8. Excluding the effect of goodwill amortization, we would have reported net income of $22 for the second quarter of 2001. Our diluted net income per common share would have improved from $.10 to $.15 per

ITEM 2. (Continued)

(in millions except per share amounts)

common share. For the six months ended June 30, 2001, our results of operations included goodwill amortization expense of $18, which affected our net earnings by $15. Excluding the effect of goodwill amortization, we would have reported net income of $2 for the first half of 2001. The diluted earnings per common share would have improved from a net loss of $.08 per common share to net income of $.02 per common share.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the previously existing accounting requirements related to the recognition of impairment for assets to be held and used in operations. However, the impairment of long-lived assets held for sale are measured taking into consideration the costs to sell the assets, as well as impairment measurement criteria of previously existing accounting requirements. In addition, SFAS No. 144 broadens the definition of what constitutes a discontinued business for financial reporting purposes. Accordingly, more dispositions will qualify for presentation as discontinued businesses under SFAS No. 144. The provisions of SFAS No. 144 are generally prospective from the date of adoption. The adoption of this Statement did not have a material effect on our consolidated financial position or consolidated results of operations.

         Except for the adoption of SFAS No. 142 and SFAS No. 144, our critical accounting policies are as presented in the MD&A in our Form 10-K for the year ended December 31, 2001.

Results of Operations (Second Quarter 2002 versus Second Quarter 2001)

         Our worldwide sales were $2,789 in the second quarter of 2002, an increase of $21 or 1% from the $2,768 recorded in the second quarter of 2001. Excluding a $40 decrease resulting from divestitures, net of acquisitions, and $9 due to adverse currency fluctuations, our worldwide sales increased $70 or 3%. Our worldwide experience was better than our experience in the U.S., where 2002 sales of $1,880 represented a decline of $14 or 1% compared to the $1,894 of sales in the second quarter of last year. Excluding the $13 effect of divestitures, U.S. sales were nearly flat with a decline of $1. There were no domestic acquisitions affecting the comparison.

         Our sales outside the U.S. increased $35 or 4% in the second quarter of 2002 when compared to the second quarter of last year, despite the $9 adverse effect of currency fluctuations. The impacts of a weaker Argentine peso ($24) and Brazilian real ($8) were partially offset by the benefit of the stronger euro ($20). Excluding the adverse effect of currency fluctuations and the $27 impact of divestitures, net of acquisitions, non-U.S. sales increased $71 or 9% in the quarter.

         Sales by region for the second quarter were as follows:

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

North America	$2,114	$2,119	0	1

Europe	439	448	2	10

South America	133	130	(2)	(12)

Asia Pacific	82	92	12	19

         Sales in North America increased $5 for the period. Excluding the $13 effect of divestitures, the increase was $18 or 1%. The relative weakness of the Canadian dollar and Mexican peso each accounted for a $1 reduction in sales. European sales increased $9 or 2% in the second quarter of 2002 when compared to the first quarter of 2001, despite a $33 decline resulting from divestitures. The increase was driven by organic growth of $19 combined with

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2002 versus Second Quarter 2001)

positive currency effects of $23. South American sales benefited from organic growth of $21 and acquisitions, net of divestitures, added $12; however, our overall sales in the region declined $3 or 2% after considering the adverse currency impact of $36. Sales in Asia Pacific were up $10 or 12% due to organic growth, as a favorable currency impact of $6 was offset by the effect of a divestiture.

         Our Strategic Business Units (SBUs) are Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Engine and Fluid Management Group (EFMG); and Heavy Vehicle Technologies and Systems Group (HVTSG), our newest SBU which was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG reflects CVS and OHSG separately. We also provide lease financing services through Dana Credit Corporation (DCC), a wholly owned subsidiary. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and DCC.

         In 2001, we realigned certain businesses within our SBU structure. The most significant change was consolidating most of our Engine Systems and Fluid Systems Groups to form EFMG. Our segment information has been restated to reflect the changes made to the SBU alignment in 2001.

         Sales by segment for the second quarter of 2001 and 2002 are presented in the following table. The Other category in the table represents operations not assigned to the SBUs and facilities that have been closed or sold.

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

ASG	$1,022	$1,014	(1)	(1)

AAG	673	684	2	1

EFMG	570	570	0	5

CVS	302	320	6	11

OHSG	165	177	7	7

Other	36	24	(33)	(33)

         ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales decline of $8 or 1% in the second quarter of 2002 when compared to the second quarter of 2001. The North American region experienced a $29 decline, as certain platforms with high Dana content did not keep pace with the overall light truck market. In particular, the success of General Motors, which reported a year-on-year production increase of more than 13% for the quarter, did not translate to sales gains for Dana. Production levels at Ford, our largest customer, were up 4% while DaimlerChrysler experienced a decline of nearly 2%. Nevertheless, the quarter marked an improvement of $54 over the first quarter of 2002, continuing the gradual recovery from the sharp decrease seen in North America in the third quarter of last year. The recovery begun in the final quarter of 2001 has been steady, with sales climbing to within 4% of the level attained in the second quarter of last year. The other regions reported an aggregate sales increase of $21 in the quarter. European sales experienced local growth of $3 and increased $10 overall due to a favorable currency impact of $7 in the region. Sales in South America declined $1 overall as the acquisition impact of $9 and organic growth of $10 were offset by $20 of adverse currency impact. Sales in Asia Pacific increased $12 due to local sales growth, while divestitures of $6 were offset by a positive currency impact.

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2002 versus Second Quarter 2001)

         AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales increase of $11 during the second quarter of 2002 when compared to the second quarter of 2001. Sales in North America were up $7 primarily due to $6 in local growth. European sales were up $5, due equally to organic growth and positive currency effects. South American sales were up $1 as an adverse currency effect of $6 was not enough to offset $5 of local growth and $2 of acquisition impact. The $2 decline in Asia Pacific was due to a decline in local markets.

         EFMG, which sells sealing products, electronic modules and sensors, and fluid management products to a variety of markets, had sales levels equal to the second quarter of 2001. North American sales in the second quarter increased $11 in a year-over-year comparison, mostly due to a $10 local sales increase. Sales in Europe declined $12 as a divestiture impact of $32 more than offset currency increases of $7 and local growth of $13 . Sales in South America and Asia Pacific were flat for the quarter.

         CVS, which sells heavy axles and brakes, drivetrain components, trailer products and heavy systems modular assemblies, experienced sales increase of $18 in the quarter when compared to the second quarter of 2001. North American sales saw an increase of $16 overall as the local sales increase of $32 was only partially offset by a divestiture impact of $15 and a slightly unfavorable currency impact. The region’s sales growth is largely attributed to pre-buying of Class 8 trucks in advance of an October change in U.S. emission requirements for heavy-duty diesel engines. Sales in Europe increased $3 due to local market increases, as a divestiture impact of $1 was offset by the favorable impact of exchange. Sales in South America declined $3, mostly due to unfavorable exchange impact of $2, and sales volume was flat in Asia Pacific for the quarter.

         OHSG, which sells off-highway axles, powershift transmissions, transaxles, torque converters and electronic controls, finished the second quarter of 2002 with sales up $12 when compared to the second quarter of 2001, with no impact from acquisitions or divestitures. North American sales increased $9 on local market growth, while European sales were up $3 as favorable exchange impact of $5 was offset by $2 of local market declines. Both regions also experienced gains versus the first quarter of 2002. Sales in South America were even with the second quarter of 2001.

         Revenue from lease financing and other income was $48 higher in the second quarter of 2002 when compared to the second quarter of 2001. The second quarter of 2002 included a gain of $27 related to the divestiture of a portion of the DCC businesses and $8 of foreign currency transaction gains. The second quarter of 2001 included $13 of losses related to the sales of our Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Missouri EFMG operations.

         Gross margin for the second quarter of 2002 was 12.3%. Gross margin for the second quarter of 2001 was 12.8%, a measure which would improve to 13.1% if goodwill amortization were excluded. The decline is attributed, in part, to start-up expenses being incurred on several new product launches within the structural products business of ASG, recent increases in steel prices absorbed in cost of sales and changes in product mix since the middle of 2001.

         Selling, general and administrative expenses for the quarter decreased $26 compared to the same period in 2001. Divestitures net of acquisitions caused $3 of the decrease, while the effect of currency movement accounted for another $3 of the reduction. Nearly all SBUs reported decreases in selling, general and administrative expenses for the quarter as a result of our restructuring programs.

ITEM 2. (Continued)

(in millions)

Results of Operations (Second Quarter 2002 versus Second Quarter 2001)

         Operating margin for the quarter was 3.5% compared to 3.0% in the second quarter of 2001 for the above reasons.

         Interest expense in the second quarter of 2002 was $13 lower than in the same quarter of last year, resulting mainly from decreased debt levels.

         The effective tax rate for the quarter ended June 30, 2002 was approximately 23%. The capital gain realized on the sale of the DCC subsidiaries was offset by capital losses and reduced tax expense by approximately $10. This benefit was partially offset by the impact of valuation allowances provided on deferred tax assets related to loss carryforwards in certain countries. Based on the magnitude of these loss carryforwards, we currently believe it is more likely than not that the full amount of these tax benefits will not be realized in the future. The effective tax rate for the second quarter of 2001 approximated 57%. Valuation allowances on deferred tax assets provided the largest impact, partially offset by tax credits generated primarily by our leasing operations.

         Minority interest in net income of consolidated subsidiaries decreased $1 when compared to the second quarter of last year.

         Equity in earnings of affiliates for the quarter ended June 30, 2002 was $10 higher than for the second quarter of 2001. Equity earnings from our investment in GETRAG, a German affiliate, accounted for $5 of the increase. In 2001, this line item included $5 related to losses incurred by Danaven, our Venezuelan affiliate. Danaven became a consolidated, wholly owned subsidiary as of June 30, 2001.

         Our operating income — reported net income of $52 for the quarter, adjusted to exclude the $27 gain realized on the divestiture of selected subsidiaries of DCC and $42 of restructuring charges — was $67 for the second quarter of 2002. This result compares to operating income of $26 in 2001, which excluded $12 of unusual charges related to the divestiture of three operations and our restructuring activities.

Results of Operations (Six Months 2002 versus Six Months 2001)

         Our worldwide sales were $5,310 in the first half of 2002, a decrease of $189 or 3% from the $5,499 recorded in the first half of 2001. The decline included $90 related to the effect of divestitures, net of acquisitions, and $65 of adverse effects of currency fluctuations. Excluding these effects, worldwide sales decreased $34 or 1%. In the U.S., sales of $3,566 in 2002 represented a decline of $144 or 4% when compared to the first half of last year. Excluding the $40 effect of divestitures, U.S. sales declined $104 or 3%. No domestic acquisitions affected the comparison.

         Overall sales outside the U.S. declined $44 or 2% compared to the first half of last year after absorbing $65 of unfavorable exchange impact resulting from the strengthening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest components of the adverse impact were the Argentine peso ($32), the Brazilian real ($21), and the Canadian dollar ($10). Excluding the adverse effect of currency fluctuations and the $50 impact of divestitures net of acquisitions, non-U.S. sales increased by $71 or 4% compared to the first half of last year.

ITEM 2. (Continued)

(in millions)

Results of Operations (Six Months 2002 versus Six Months 2001)

         Sales by region for the first half were as follows:

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

North America	$4,148	$4,019	(3)	(2)

Europe	928	871	(6)	1

South America	260	251	(3)	(15)

Asia Pacific	163	169	4	11

         Sales in North America in the first half of 2002 decreased $129 or 3% when compared to the same period in 2001. Excluding the effect of divestitures, the decline was $91 or 2%. The relative weakness of the Canadian dollar accounted for $10 of the reduction in sales. European sales were up $6 or 1% in local currency, but the overall decrease of $57 or 6% was mostly due to $64 of divestiture impact. Conversion to U.S. dollars added $1 as the euro rebounded in the second quarter to more than offset the impact of its first-quarter decline. South American sales improved in local currencies by $23 and acquisitions net of divestitures added $28, but overall sales declined $9 or 3% after an adverse currency impact of $60. Sales in Asia Pacific were up $6 or 4% as $3 of favorable currency impact and $15 of local increases were partially offset by $12 of divestiture impact.

         Sales by segment for the first half of 2001 and 2002 are presented in the following table.

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

ASG	$1,993	$1,950	(2)	(3)

AAG	1,310	1,310	0	0

EFMG	1,156	1,099	(5)	0

CVS	623	570	(9)	(3)

OHSG	343	335	(2)	(2)

Other	74	46	(38)	(37)

         ASG experienced a sales decline of $43 or 2% in the first half of 2002 when compared to the first half of 2001. The North American region experienced a $56 decline, as the reduced 2001 production levels of our customers continued into the early part of this year. Adverse currency movement caused $4 of the decline. The other regions reported an aggregate sales increase of $13 in the first half. European sales experienced local growth of $6 with no impact from currency movement. Sales in South America declined $4 overall as the acquisition impact of $20 and of local sales increases of $8 were offset by $32 of adverse currency impact. Sales in Asia Pacific increased $11 as organic gains of $20 and favorable currency impact of $3 more than offset the $12 of divestiture impact.

         AAG saw sales in the first half of 2002 equal to those reported in the first half of 2001. Sales in North America were up $2 as a divestiture impact of $7 and an adverse currency impact of $2 were more than offset by the $11 of local growth. European sales were up $2 due to local market increases. South American sales were flat, as $12 of adverse currency effect was offset by $8 of local growth and $4 of acquisition impact. The $4 decline in sales in Asia Pacific was due to a decline in local markets.

ITEM 2. (Continued)

(in millions)

Results of Operations (Six Months 2002 versus Six Months 2001)

         EFMG incurred a sales decline of $57 when compared to the first half of 2001. North American sales declined $11 in a year-over-year comparison, mostly due to a local sales decrease of $8, while adverse currency impact caused the remaining $3 decline. Sales in Europe declined $48 as a divestiture impact of $62 absorbed the $14 of local growth in the region. Sales in South America increased $5 due to acquisition impact while adverse currency impact of $11 was completely offset by local market increases. Asia Pacific sales decreased $3 due to declines in local markets.

         CVS experienced a sales decline of $53 in the period when compared to the first half of 2001. North American sales saw a decrease of $48 overall as the divestiture impact of $32 combined with $16 in local sales declines when compared to the first half of 2001. Sales in Europe declined $2 due solely to divestiture impact. Sales in South America declined $5 due to a local market decrease of $2 and adverse currency impact of $3, and Asia Pacific sales were up $2 from local market increases.

         OHSG finished the first half of 2002 with sales down $8 when compared to the first half of 2001, with no impact from acquisitions or divestitures. North American sales were up $4 due to local markets, but Europe saw local declines of $12 with no impact from currency movement. Sales in South America were even with the first half of 2001.

         Revenue from lease financing and other income was $79 higher in the first half of 2002. Other income in 2002 included a $27 gain related to the divestiture of selected subsidiaries of DCC and $9 of foreign currency transaction gains. In the first half of 2001, we recorded a $35 loss on the sale of our Mr. Gasket subsidiary, the Marion, Ohio forging facility and the assets of two operations in the EFMG. Currency transactions resulted in a loss of $2 in the period.

         Gross margin for the first half of 2002 was 11.8%. Gross margin for the first half of 2001 was 11.7%, a measure which would improve to 12.0% if goodwill amortization were excluded. The slight decline is attributed to the consolidation of Danaven, our Venezuelan operation in which we increased our ownership from 49% to 100% at the end of June 2001, and to start-up costs incurred by our structural products businesses.

         Selling, general and administrative expenses for the first half of 2002 decreased $40 compared to the same period in 2001. Divestitures net of acquisitions caused $9 of the decrease, with no impact from currency movement. Our operations in Europe and South America accounted for $26 and $6 of the decrease, respectively.

         Operating margin for the first half of 2002 was 2.5% compared to 2% in the first half of 2001 for the above reasons.

         Interest expense was $29 lower than in the first half of last year, resulting from decreased debt levels.

         The effective tax rate for the six months ended June 30, 2002 was 45% after excluding the effect of the change in accounting. We have concluded that it is more likely than not that the full amount of tax benefits will not be realized on operating losses being generated in several countries; accordingly, we have provided valuation allowances of approximately $16 to offset the related deferred tax assets. Reducing tax expense was approximately $10 of capital loss benefit offsetting the capital gain resulting from the divestiture of selected subsidiaries of DCC. For the same period in 2001, the effective rate of 24% was impacted by certain tax credits, partially offset by operating losses generated outside the U.S.

         Minority interest in net income of consolidated subsidiaries increased $4 compared to the first half of last year due to the gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Six Months 2002 versus Six Months 2001)

         Equity in earnings of affiliates through June 30, 2002 was $19 higher than in the first half of 2001. This line item was impacted unfavorably by $10 in the first half of 2001 due to losses incurred by Danaven, a Venezuelan affiliate which became a consolidated subsidiary in July 2001. We also experienced increases of $6 from our equity investments in Germany in 2002.

         Our reported net loss of $177 for the first half of 2002 includes the $220 effect of the change in accounting for goodwill, resulting from our adoption of SFAS 142 in January of this year. Excluding the effect of the accounting change, the $27 divestiture gain and the $79 of charges related to our restructuring programs, operating income totaled $95 for the six-month period. This compares to operating income of $27 in 2001, which was determined by excluding divestiture losses and restructuring charges totaling $40 from the reported net loss of $13.

Market Trends

         Dealer inventories in North America at June 30 were even with levels reported at the mid-point of 2001 and slightly higher than historical averages when viewed relative to sales volume. Although Ford, DaimlerChrysler and General Motors dealers had inventory above the industry average, these original equipment manufacturers (OEMs) generally did not adjust their production schedules for the summer. In July, General Motors led a new surge in incentives that saw an average increase for North American manufacturers of nearly 17% over June incentives. In addition to General Motors, Ford, DaimlerChrysler and even Volkswagen and Honda raised incentives. Consumers reacted favorably, pushing General Motors sales up 37% in July and helping Ford and DaimlerChrysler register sales increases. While these results have reduced dealer inventory levels and support existing production schedules, we remain concerned that these incentives are influencing not only the model selection, but also the timing of buyers’ decisions. The result could be that sales are being “pulled forward” from future periods, and that a decline in incentives later in the year will have an adverse effect on sales volume. Considering these factors, we presently estimate that North American light vehicle production will approximate 15.8 million units in 2002. In Europe, we are seeing signs of softening in the vehicular markets and expect this trend to continue through 2002.

         Heavy truck production in North America continued to improve in the second quarter, mainly due to pre-buying of Class 8 trucks in advance of an October 2002 change in the U.S. emission requirements for heavy-duty diesel engines. We expect demand to increase in the third quarter before softening in the fourth quarter to less than 30,000 units. We project volume will be in the range of 150,000 to 155,000 units for the year.

         The automotive aftermarket in North America remains steady. We still expect to realize modest growth in the aftermarket during 2002, mainly the result of price increases on volume that will remain flat through the remainder of the year. Higher fuel prices could alter this projection if spending by owners were shifted away from maintenance items.

         Price increases in the steel industry are beginning to have an adverse impact on our operating results. Many of the domestic steel producers increased prices on rolled steel significantly after tariffs were placed on steel imports earlier this year. These increases are holding because demand for domestically produced steel has increased significantly. As a result, we are concerned about both pricing and the ability of domestic mills to meet this higher level of demand. It is also possible that prices will be increased in other sectors of the steel industry. We are presently unable to quantify the impact these price increases will have on our cost of sales for 2002, in part because we cannot estimate the portion of such costs that we will be able to recover from our customers.

         We expect to benefit from net new business of nearly $500 in 2002 and approximately $7,700 in the aggregate through 2006, based on our review of the production projections of our OEM customers.

ITEM 2. (Continued)

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

         The activities of the first half of 2002 are described in Note 6 to the condensed financial statements and under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

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

         We are not currently a party to any of the environmental proceedings involving governmental agencies which the United States Securities and Exchange Commission requires companies to report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a)	The following exhibits are filed as a part of this report:

10-A(1)	First Amendment to Additional Compensation Plan

10-B(2)	Second Amendment to 1997 Stock Option Plan

10-C(2)	Second Amendment to Excess Benefits Plan

10-D(3)	Third Amendment to Director Deferred Fee Plan

10-H(2)	Second Amendment to Supplemental Benefits Plan

10-J(1)	First Amendment to 1998 Directors’ Stock Option Plan

99-A	CEO Certification Pursuant to 18 U.S.C. Section 1350

99-B	CFO Certification Pursuant to 18 U.S.C. Section 1350

b)	In the second quarter of 2002, we did not file any reports on Form 8-K. However, we filed a report on Form 8-K on July 17, 2002 containing a press release relating to our second quarter results.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: August 14, 2002	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

10-A(1)	First Amendment to Additional Compensation Plan	Filed with this report

10-B(2)	Second Amendment to 1997 Stock Option Plan	Filed with this report

10-C(2)	Second Amendment to Excess Benefits Plan	Filed with this report

10-D(3)	Third Amendment to Director Deferred Fee Plan	Filed with this report

10-H(2)	Second Amendment to Supplemental Benefits Plan	Filed with this report

10-J(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed with this report

99-A	CEO Certification Pursuant to 18 U.S.C. Section 1350	Filed with this report

99-B	CFO Certification Pursuant to 18 U.S.C. Section 1350	Filed with this report