Form 10-Q
period 2002-09-30
DANA CORP
filed 2002-10-30
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes    X        No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2002

Common Stock of $1 par value	148,560,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1

Index	2

Part I. Financial Information

Item 1. Financial Statements

Condensed Balance Sheet (Unaudited)–December 31, 2001 and September 30, 2002	3

Condensed Statement of Income (Unaudited)–Three Months and Nine Months Ended September 30, 2001 and 2002	4

Condensed Statement of Cash Flows (Unaudited)–Nine Months Ended September 30, 2001 and 2002	5

Notes to Condensed Financial Statements (Unaudited)	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II. Other Information

Item 1. Legal Proceedings	35

Item 6. Exhibits and Reports on Form 8-K	35

Signature	36

Certifications of Chief Executive Officer and Chief Financial Officer	37-38

Exhibit Index	39

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	December 31, 2001	September 30, 2002

Assets

Current assets

Cash and cash equivalents	$199	$447

Accounts receivable

Trade	1,371	1,614

Other	371	269

Inventories

Raw materials	377	380

Work in process and finished goods	922	887

Other current assets	557	551

Total current assets	3,797	4,148

Property, plant and equipment, net	3,133	2,953

Investments and other assets	2,209	1,964

Investments in leases	1,068	937

Total assets	$10,207	$10,002

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and other current liabilities	$2,369	$2,491

Notes payable, including current portion of long-term debt	1,120	674

Total current liabilities	3,489	3,165

Deferred employee benefits and other noncurrent liabilities	1,640	1,755

Long-term debt	3,008	3,303

Minority interest in consolidated subsidiaries	112	106

Shareholders’ equity	1,958	1,673

Total liabilities and shareholders’ equity	$10,207	$10,002

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001		2002

Net sales	$2,399	$2,566		$7,898	$7,876

Revenue from lease financing and other income	98	44		149	174

	2,497	2,610		8,047	8,050

Costs and expenses

Cost of sales	2,149	2,277		7,006	6,960

Selling, general and administrative expenses	242	227		775	720

Restructuring expenses	12	35		38	130

Interest expense	76	65		239	199

	2,479	2,604		8,058	8,009

Income (loss) before income taxes	18	6		(11)	41

Estimated taxes on income	(13)	(5)		(6)	(21)

Minority interest	(1)	(4)		(6)	(13)

Equity in earnings of affiliates	9	7		23	40

Net income (loss) before effect of change in accounting	13	4		*	47

Effect of change in accounting					(220)

Net income (loss)	$13	$4	$	*	$(173)

Basic earnings (loss) per common share

Income (loss) before effect of change in accounting	$0.08	$0.02	$	*	$0.32

Effect of change in accounting					(1.49)

Net income (loss)	$0.08	$0.02	$	*	$(1.17)

Diluted earnings (loss) per common share

Income (loss) before effect of change in accounting	$0.08	$0.02	$	*	$0.32

Effect of change in accounting					(1.48)

Net income (loss)	$0.08	$0.02	$	*	$(1.16)

Cash dividends declared and paid per common share	$0.31	$0.01		$0.93	$0.03

Average shares outstanding — Basic	148	148		148	148

Average shares outstanding — Diluted	149	149		149	149

*	Amount is less than one-half million dollars and per share amounts are less than one-half cent per share.

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,

	2001	2002

Net loss	$—	$(173)

Depreciation and amortization	408	360

Change in accounting for goodwill		220

Asset impairment	10	45

Loss (gain) on divestitures	(10)	(31)

Working capital change	(81)	(11)

Other	30	(50)

Net cash flows from operating activities	357	360

Purchases of property, plant and equipment	(306)	(250)

Purchases of assets to be leased	(49)	(51)

Payments received on leases	28	46

Net payments from (loans to) customers	103	18

Acquisitions	(21)	(31)

Divestitures	232	258

Other	85	77

Net cash flows — investing activities	72	67

Net change in short-term debt	(642)	(282)

Proceeds from long-term debt	796	285

Payments on long-term debt	(383)	(252)

Dividends paid	(139)	(5)

Other	(12)	75

Net cash flows — financing activities	(380)	(179)

Net change in cash and cash equivalents	49	248

Cash and cash equivalents — beginning of period	179	199

Cash and cash equivalents — end of period	$228	$447

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

1.	In our opinion, the accompanying condensed financial statements include all adjustments, including those necessary to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002, and other adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Where appropriate, we have reclassified certain amounts in 2001 to conform to the 2002 presentation. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001.

2.	In connection with the adoption of SFAS No. 142, we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying amounts of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

Goodwill increased $9 during the quarter ended September 30, 2002, with $15 resulting from an acquisition within Automotive Systems Group. This increase was partially offset by a $6 decline due to currency fluctuations. The changes in goodwill during the nine months ended September 30, 2002, by segment, are presented in the following table.

	Balance at	Effect of	Effect of	Balance at
	December 31,	Adopting	Currency	September 30,
	2001	SFAS 142	and Other	2002

Automotive Systems Group	$185	$(12)	$6	$179

Automotive Aftermarket Group	112	(79)	(2)	31

Engine and Fluid Management Group	423	(189)	(1)	233

Commercial Vehicle Systems	8			8

Off-Highway Systems Group	113	(9)	4	108

	$841	$(289)	$7	$559

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions except per share amounts)

SFAS No. 142 does not provide for restatement of our results of operations for periods ended prior to January 1, 2002. The following table reconciles the reported net results for the quarter and nine months ended September 30, 2001 to the pro forma results that would have been reported if the guidance contained in SFAS No. 142 had been adopted prior to 2001.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Reported net income (loss)	$13	$—

Goodwill amortization	10	29

Income taxes	(1)	(6)

Adjusted net income	$22	$23

Earnings per share — Basic

Net income	$0.08	$—

Goodwill amortization	0.07	0.20

Income taxes	(0.01)	(0.04)

Adjusted net income	$0.14	$0.16

Earnings per share — Diluted

Net income	$0.08	$—

Goodwill amortization	0.07	0.19

Income taxes	(0.01)	(0.04)

Adjusted net income	$0.14	$0.15

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

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

The adoption of this Statement did not have a material effect on our consolidated financial position or consolidated results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. The liability is measured at its fair value under the Statement. It overrides the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF No. 94-3). EITF No. 94-3 required that a liability be recognized for exit costs on the date that a company committed itself to an exit plan. SFAS No. 146 will be effective for disposal or exit activities that are initiated after December 31, 2002. We are currently studying the impact of this pronouncement.

3.	In accordance with plans announced in October 2001, we are pursuing the sale of businesses of Dana Credit Corporation (DCC). See Note 9 for more information. In June 2002, we completed the sale of selected subsidiaries of DCC and recorded an after-tax gain of $27 on proceeds of $69. This gain is included in the Revenue from lease financing and other income line in the Condensed Statement of Income. In September 2002, DCC reported the sale of its Real Estate Services Group for $153; the proceeds approximated the net book value of the subsidiaries and assets included in the transaction.

4.	In August 2002, we sold our 49% interest in GKN Driveshafts Limited, a company with operations in the United Kingdom and Spain. The proceeds of $31, which approximated the carrying value of the investment, were then used to acquire Ayra Cardan, the subsidiary of GKN Driveshafts Limited with operations in Spain.

During the same month, we entered into an agreement to sell our light-duty cylinder liner business to an equity affiliate. The business generated sales of $53 in 2001 and $46 in the first nine months of 2002. Part of our consideration for the sale of the business will be an increase in our ownership in the affiliate from 40% to 49%.

5.	Following is a reconciliation of average shares for purposes of calculating basic and diluted net income (loss) per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Weighted-average shares	148.0	148.1	147.8	148.1

Plus: Restricted stock	0.1	0.1	0.1	0.1

Deferred compensation units	0.9	0.8	0.8	0.8

Potentially dilutive shares	1.0	0.9	0.9	0.9

Diluted shares outstanding	149.0	149.0	148.7	149.0

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions except per share amounts)

Options to purchase approximately 14,660,000 shares of common stock at prices ranging from $17.64 to $60.09 were outstanding at September 30, 2002 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. The options expire from October 2002 to July 2012.

6.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholder’s Equity. This Statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments.

Our total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net income (loss)	$13	$4	$—	$(173)

Other comprehensive income (loss)
Deferred translation gain (loss)	25	(77)	(121)	(115)

Other	(2)		(2)	1

Total comprehensive income (loss)	$36	$(73)	$(123)	$(287)

The $77 deferred translation loss in the third quarter of 2002 was mainly the result of a decrease in the value of the Brazilian real and Canadian dollar, relative to the U.S. dollar. These losses were partially offset by the effect of a stronger British pound. For the first nine months of 2002, changes in the relative value of the Brazilian real and the Argentine peso accounted for the largest components of the deferred translation loss of $115, partially offset by the effect of movements in the euro and the British pound. The $25 deferred translation gain in the third quarter of 2001 was primarily due to the strengthening of the euro against the U.S. dollar which, together with gains in Thailand and Australia, more than offset the loss resulting from further weakening of the Brazilian real. For the first nine months of 2001, weakening of the Brazilian real accounted for approximately $67 of deferred translation loss and the euro added another $23.

7.	We completed a private placement of $250 of unsecured notes in March 2002. We used a portion of the proceeds to reduce the amount outstanding under one of our revolving credit facilities. The notes carry a coupon interest rate of 10.125% and an effective interest rate of 10.375%. The notes mature in March 2010. The indenture for these notes contains limits on borrowings, payments and transactions effectively the same as those in the indenture for the notes we issued in August 2001.

8.	At June 30, 2002, we were party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the interest rate of these notes to a variable rate provides a better

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

balance of fixed and variable rate debt. In September 2002, we received $72 in connection with amending the variable rate in two of the agreements and terminating a third agreement. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreement was replaced with a new swap agreement.

Our current fixed-for-variable swap agreements, including the amended contracts, have all been designated as fair value hedges of the August 2001 and March 2002 notes. As of September 30, 2002, the agreements provided for us to receive an average fixed rate of 9.3% on notional amounts of $825 and €200 and pay variable rates approximating 6.7%. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The $16 aggregate fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at September 30, 2002. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the agreements remain open.

9.	Our operations are organized into four market-focused Strategic Business Units (SBUs): Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Engine and Fluid Management Group (EFMG); and Heavy Vehicle Technologies and Systems Group (HVTSG), our newest SBU which was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG reflects CVS and OHSG separately. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and DCC.

In accordance with plans announced in October 2001, we are pursuing the sale of DCC’s businesses. We intend to sell a substantial majority of DCC’s businesses and assets, but expect to retain certain assets and liabilities, including debt, for tax and other business reasons. The assets and operations we expect to retain include services and related assets that support other Dana operations, a technology-based service business where joint marketing opportunities exist and certain portfolio investments where tax attributes and/or market conditions make disposal uneconomical at this time. We also expect to retain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities.

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

Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.

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

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

Information used to evaluate the segments and regions is presented in the following tables:

	Three Months Ended September 30,

			Inter-Segment				Operating		Net
	External Sales		Sales		EBIT		PAT		Profit (Loss)

	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002

ASG	$832	$903	$33	$24	$28	$48	$24	$31	$9	$13
AAG	639	655	5	4	15	43	9	26	(4)	11
EFMG	492	511	32	35	11	33	7	21	(2)	11
CVS	263	319	21	25	6	24	4	15	(3)	7
OHSG	141	154	6	1	4	8	2	5		2
DCC							5	7	5	7
Other	32	24	12	2	(32)	(52)	(50)	(61)	(4)	(7)
Goodwill amortization					(10)		(9)		(9)

	2,399	2,566	109	91	22	104	(8)	44	(8)	44
Restructuring and unusual items					38	(50)	21	(40)	21	(40)

Consolidated	$2,399	$2,566	$109	$91	$60	$54	$13	$4	$13	$4

North America	$1,787	$1,922	$23	$26	$54	$104	$32	$59	$(1)	$26
Europe	380	422	20	20	6	26	7	16		2
South America	154	116	43	48	6	23	4	14	1	11
Asia Pacific	78	106		1	2	6	1	4	(2)	1
DCC							5	7	5	7
Other					(36)	(55)	(48)	(56)	(2)	(3)
Goodwill amortization					(10)		(9)		(9)

	2,399	2,566	86	95	22	104	(8)	44	(8)	44
Restructuring and unusual items					38	(50)	21	(40)	21	(40)

Consolidated	$2,399	$2,566	$86	$95	$60	$54	$13	$4	$13	$4

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

	Nine Months Ended September 30,

			Inter-Segment				Operating		Net
	External Sales		Sales		EBIT		PAT		Profit (Loss)

	2001	2002	2001	2002	2001	2002	2001	2002	2001	2002

ASG	$2,825	$2,853	$99	$72	$167	$170	$116	$126	$56	$64
AAG	1,950	1,964	12	13	21	107	13	65	(35)	16
EFMG	1,647	1,610	104	104	85	107	54	69	21	36
CVS	886	889	69	82	28	54	16	33	(7)	9
OHSG	484	489	21	10	27	32	16	20	7	10
DCC							17	24	17	24
Other	106	71	25	10	(140)	(169)	(190)	(198)	(17)	(20)
Goodwill amortization					(29)		(23)		(23)

	7,898	7,876	330	291	159	301	19	139	19	139
Restructuring and unusual items					(25)	(158)	(19)	(92)	(19)	(92)
Effect of change in accounting						(289)		(220)		(220)

Consolidated	$7,898	$7,876	$330	$291	$134	$(146)	$—	$(173)	$—	$(173)

North America	$5,935	$5,941	$71	$76	$268	$345	$159	$205	$38	$79
Europe	1,308	1,292	65	63	47	64	37	52	9	23
South America	414	368	84	136	15	54		33	(10)	25
Asia Pacific	241	275	1	1	2	12	1	8	(6)
DCC							17	24	17	24
Other					(144)	(174)	(172)	(183)	(6)	(12)
Goodwill amortization					(29)		(23)		(23)

	7,898	7,876	221	276	159	301	19	139	19	139
Restructuring and unusual items					(25)	(158)	(19)	(92)	(19)	(92)
Effect of change in accounting						(289)		(220)		(220)

Consolidated	$7,898	$7,876	$221	$276	$134	$(146)	$—	$(173)	$—	$(173)

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income (loss) before income taxes as presented in the condensed statement of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

EBIT	$22	$104	$159	$301
Restructuring and unusual items	38	(50)	(25)	(158)
Interest expense, excluding DCC	(52)	(44)	(156)	(135)
Interest income, excluding DCC	4	4	8	9
DCC pre-tax income	3	(8)	1	24
Other	3		2

Income (loss) before income taxes	$18	$6	$(11)	$41

Restructuring and unusual items represent gains and losses on divestitures and charges related to our restructuring efforts.

10.	At December 31, 2001, there was $259 remaining in accrued liabilities relating to restructuring plans announced in 1999, 2000 and 2001. During the first nine months of 2002, we continued to execute our October 2001 restructuring plan, including the announcement of plans to close 13 additional facilities and further reduce our permanent workforce. In connection with these efforts, we accrued an additional $82 for employee termination benefits, $21 for asset impairments, primarily related to property, plant and equipment and other long-lived assets, and $27 for other exit costs, primarily lease payments, taxes and other holding costs and expenses to prepare facilities for closure. These expenses were reported as restructuring charges in the condensed statement of income. We also charged cost of sales for $31 of asset impairment associated primarily with exiting a product line and inventory impairment and a provision for unsalvageable customer returns in connection with the rationalization of our aftermarket operations. Total charges relating to our restructuring activities in the first nine months of 2002 were $161, which had a $119 impact on net income.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

The following summarizes the activity in accrued restructuring expenses in the first nine months of 2002:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2001	$206	$53	$—	$259
Activity during the quarter
Charged to expense	18	7	14	39
Cash payments	(35)	(9)		(44)
Write-offs of assets			(14)	(14)

Balance at March 31, 2002	189	51	—	240

Activity during the quarter
Charged to expense	44	10	2	56
Cash payments	(17)	(19)		(36)
Write-offs of assets			(2)	(2)

Balance at June 30, 2002	216	42	—	258

Activity during the quarter
Charged to expense	20	10	5	35
Cash payments	(18)	(19)		(37)
Write-offs of assets			(5)	(5)

Balance at September 30, 2002	$218	$33	$—	$251

At September 30, 2002, $251 of restructuring charges remained in accrued liabilities. This balance was comprised of $218 for the termination of approximately 2,550 people and $33 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $50 in the fourth quarter of 2002, $84 in 2003 and $117 thereafter. Our liquidity and cash flows are projected to be more than adequate to satisfy our obligations related to our restructuring plans.

11.	We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

With respect to contingent asbestos-related product liability, we had approximately 116,000 such claims outstanding at September 30, 2002, including approximately 21,000 that were settled pending payment. This compares to approximately 100,000 such claims outstanding at December 31, 2001, including 27,000 that were settled pending payment. We attribute this increase in outstanding claims primarily to factors resulting from the discontinuance, in February 2001, of the Center for Claims Resolution (CCR), which had been administering our asbestos-related claims for several years.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

First, we believe Dana is being named as a party in more claims than before because claimants are now bringing claims against most, if not all, former CCR members individually. Previously, many members of the CCR were not named individually in claims because the settlement amounts were typically the same regardless of how many members were named. Second, since the CCR was discontinued, we have independently controlled our legal strategy for these claims. We are aggressively defending claims which previously might have been settled and thus are not resolving some claims as quickly, leaving a larger number outstanding. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future. At September 30, 2002, we had accrued $121 for contingent asbestos-related product liability costs and recorded $106 as an asset for probable recoveries from insurers for such claims, compared to $102 accrued for such liabilities and $89 recorded as an asset at December 31, 2001. Our estimated liabilities for these claims reflect our historical experience and current knowledge. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be brought against us in the future, the grounds for such claims, the damages that may be demanded in such claims, or the probable outcome of such claims.

With respect to contingent non-asbestos product liability, we accrue the lower end of the range of estimated potential liability. At September 30, 2002, we had $11 accrued for costs related to such claims, with no recovery anticipated from third parties, unchanged from December 31, 2001. The difference between our minimum and maximum estimates for these liabilities was $13 at both dates.

With respect to contingent environmental liability, we estimate such liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. We had accrued $57 for contingent environmental liabilities at September 30, 2002, compared to $52 at December 31, 2001, with no recovery expected from other parties at either date.

The difference between our minimum and maximum estimates for these liabilities was $3 at September 30, 2002, compared to $2 at December 31, 2001.

Apart from the asbestos-related product liability discussed above, discontinuance of the CCR has had another impact on us. Certain former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements. As a result, some of the settling parties are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At September 30, 2002, we estimated our probable contingent liability with respect to these matters to be approximately $44, with $39 expected to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from December 31, 2001. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

(in millions)

12.	In October 2002, we announced agreements to sell our Boston Weatherhead industrial hose and fitting operations and the businesses of Tekonsha Engineering Company (Tekonsha), Theodore Bargman Company (Bargman) and American Electronic Components, Inc. (AEC). Boston Weatherhead had sales of $207 in 2001 and $156 through September 2002, while Tekonsha, Bargman and AEC recorded combined sales of $81 in 2001 and $68 through September 2002. These divestitures are subject to certain closing conditions.

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

Liquidity and Capital Resources

Cash Flows - Operating activities generated positive cash flow of $360 in the first nine months of 2002. After excluding the effect of the change in accounting, which did not affect cash flow, our adjusted net income of $47 in 2002 represents an improvement over the near break-even earnings reported for the first nine months of 2001. Depreciation and amortization expenses totaled $360 in 2002 and $408 in 2001. Discontinuing the amortization of goodwill accounts for $29 of the difference with the remainder attributed to lower capital spending and asset sales over the last two years. Asset impairment totaled $45 in the first nine months of 2002, an increase of $35 over the same period in 2001, as our restructuring activities generated more non-cash charges. Working capital increased $11 as the increase in accounts receivable during the first nine months of 2002 more than offset the increase in accounts payable and the receipt of a tax refund. The largest component of Other for the first nine months of 2002 was $39 of unremitted equity earnings. In 2001, a dividend from an affiliate in Mexico resulted in net remitted equity.

     Capital spending totaled $250 in the first nine months of 2002, a reduction of $56 from the same period in 2001. We now expect capital spending for all of 2002 to approximate $350. This level of spending represents an increase of $75 over our original estimate but remains well below the $425 reported for 2001. We remain committed to reducing our fixed investment through tight control of capital spending and the sale of non-core assets. Payments of $46 received on leases nearly equaled the $51 spent on assets to be leased; net leasing activity used $21 in the first nine months of 2001. Loan activity with DCC customers during the first three quarters of 2002 resulted in net receipts of $18, an $85 decline when compared to the same period in the prior year. Proceeds from divestitures totaled $258 during the 2002 period, exceeding the $232 received in the first nine months of 2001. Proceeds from the sales of subsidiaries and assets by DCC comprise $194 of the total in 2002. The $77 of Other in 2002 includes $44 of proceeds from the sale of fixed assets and a $32 reduction of lease-related partnership interests.

     We used the proceeds from a private placement of $250 in unsecured notes in March 2002 primarily to reduce borrowings under one of our revolving credit facilities. In the third quarter, we received $72 in connection with modifying or terminating a number of fixed-for-variable interest rate swap agreements. These proceeds and other available cash were used to reduce our borrowings under the accounts receivable securitization program by $100 during the third quarter and a net $80 since the end of 2001. Medium-term notes totaling $135 matured in January 2002 and we also repaid $100 of long-term debt within our leasing operations since the end of 2001. Continuation of the one-cent per share dividend improved cash flows by $134 when compared to the first nine months of 2001, when we paid quarterly dividends of $.31 per share.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     Managing our cash flows remains a high priority. Our original estimate of maximum cash outlays related to restructuring activities during 2002 was $300. As previously reported, we now believe such payments are likely to be closer to $200. Exclusive of our restructuring activities, we have targeted a $200 reduction in working capital in 2002, with the majority of the improvement expected to occur in the fourth quarter. Within our investing activities, we are now committed to a 2002 budget of approximately $350 for capital spending. We also expect to realize $300 or more in proceeds from the sale of businesses and selected assets within our manufacturing operations. In addition, DCC has received proceeds of nearly $200 in connection with the sales of selected subsidiaries and assets during the first nine months of 2002. The quarterly dividends paid in 2002 will result in related outflows of $6 versus the $140 paid in 2001. Achieving these targets would allow us to attain our goal of significantly reducing our outstanding debt during 2002.

Financing - Committed and uncommitted bank lines enable us to make bank borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,350 at September 30, 2002. This amount included our revolving credit facilities: the 364-day facility in the amount of $100, which matures in December 2002, and the long-term facility in the amount of $500, which matures in November 2005. The interest rates under these facilities equal LIBOR or the prime rate, plus a spread that varies depending on our credit ratings. We also have a total capacity of $400 under the accounts receivable securitization program. At September 30, 2002, approximately $239 was outstanding under the Dana lines, including $180 under the accounts receivable program and $20 under the long-term facility.

     The private placement of the March 2002 notes and subsequent use of the proceeds to reduce short-term debt effectively extended the maturity of $250 of borrowings to March 2010. Tight control of capital spending and proceeds from asset sales have also helped us reduce our reliance on short-term borrowings. As a result, the 364-day facility was amended in July 2002 to reduce the available line to $100.

     Both of the Dana revolving facilities require us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. For purposes of these ratios, tangible net worth excludes cumulative translation adjustments, the 2001 minimum pension liability adjustment and intangible assets, and EBITDA excludes cash restructuring charges incurred from the fourth quarter of 2001 through the first quarter of 2003, to a maximum of $500, equity earnings, minority interest and certain non-cash items prior to October 2001. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on the equity basis. We were in compliance with these ratio tests as of September 30, 2002.

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

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     In addition, DCC had credit lines of $308 at September 30, 2002, including a revolving credit facility with a maximum borrowing capacity of $250 that matures in June 2004. The interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At September 30, 2002, approximately $169 was outstanding under the DCC lines, including $139 under the revolving credit facility. Another facility with a maximum borrowing capacity of $213 matured in June 2002 and was not renewed.

     Based on our rolling forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities - At September 30, 2002, we had a number of open forward foreign exchange contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts was a favorable amount approximating $1. These contracts have been valued by independent financial institutions using the exchange spot rate on September 30, 2002, plus or minus quoted forward basis points, to determine settlement value for each contract.

     At June 30, 2002, we were party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the interest rate of these notes to a variable rate provides a better balance of fixed and variable rate debt. In September 2002, we received $72 in connection with amending the variable rate in two of the agreements and terminating a third agreement. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreement was replaced with a new swap agreement.

     The current agreements, including the amended contracts, have all been designated as fair value hedges of the August 2001 and March 2002 notes. As of September 30, 2002, the agreements provided for us to receive an average fixed rate of 9.3% on notional amounts of $825 and €200 and pay variable rates approximating 6.7%. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The $16 aggregate fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at September 30, 2002. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the agreements remain open.

     DCC has two interest rate swap agreements that have an aggregate notional amount of $45 and expire in 2003. Unlike the swap agreements hedging the fixed rate notes, the DCC swap agreements call for DCC to receive a variable amount of interest, based on prevailing short-term market rates, and pay a fixed amount that averages 7.95%. The fair value of the DCC interest rate swaps at September 30, 2002 is reflected as a $3 liability in the balance sheet. Because these swaps have been designated as cash flow hedges, the offsetting entry is reported as a component of shareholders’ equity. This deferred amount is adjusted as the periodic settlements required by contracts occur.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     The fair values of all of our swap agreements, by year of maturity, are liabilities of $3 in 2003 and assets of $16 beyond five years. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

Cash Obligations - Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, firm commitments made to acquire equipment and other fixed assets and purchases of certain raw materials. With the exception of payments required under our long-term debt and operating lease agreements, we do not have fixed cash payment obligations beyond 2003.

     The following table summarizes our fixed cash obligations as of December 31, 2001:

	Payments Due by Period

		Less	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	than 1	Years	Years	Years

Principal of Long-Term Debt	$3,454	$446	$634	$192	$2,182
Operating Leases	469	76	134	115	144
Unconditional Purchase Obligations	244	236	8	—	—

Total Contractual Cash Obligations	$4,167	$758	$776	$307	$2,326

     Subsequent to December 31, 2001, the obligations related to long-term debt were affected by the $250 private notes placement in March 2002, which increased our obligations due after five years. We believe that the operating leases and unconditional purchase obligations presented above have not been materially affected by activity in the first nine months of 2002.

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

     At September 30, 2002, we had contingent liability for stand-by letters of credit totaling $100 and surety bonds totaling $68 issued on our behalf by financial institutions and an insurance company. These instruments are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and must be renewed each year. As a result of the recent decline in our credit ratings, the issuers of most of these letters of credit and the surety bonds have required us to maintain cash deposits to support the instruments. These deposits, which are included in cash and cash equivalents, totaled $125 at September 30, 2002. We have accrued the estimated liability for workers

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn.

Pension and Other Postretirement Plan Outlook - We use several key assumptions to determine our obligation, funding requirements and expense under defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In addition, we consider the market related value of pension fund assets. Our assumptions were last revised in December 2001. Long-term interest rates, which are used to determine the discount rate, have declined in 2002. In addition, the rate of return on pension plan assets has decreased because higher returns on fixed income security portfolios have not offset negative returns on equity security portfolios. Due to these changes, we believe that an increase will occur in the amount of our pension obligation, as well as our future pension expense, when we make our next determination. The assumptions that will be used to determine our pension obligation at December 31, 2002 and the expense for the year 2003 will be finalized in December 2002.

     Using a range of assumptions more reflective of current conditions would yield the following changes for our domestic plans: (1) an after-tax charge to shareholders’ equity in the range of $180 to $220 to reflect minimum pension liability at December 31, 2002; (2) a change in pre-tax pension cost from a credit of $11 in 2002 to an expense ranging from $15 to $25 in 2003; and (3) an increase from the $15 funding obligation in 2002 to a range of $25 to $35 in 2003. These changes do not take into account any offsetting effects resulting from reductions in our permanent workforce. Our international defined benefit plans cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as the domestic-based plans. No estimates from changes to assumptions have been determined on these plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used.

     Obligations and expense of medical and life insurance benefits provided to certain retired employees under post retirement benefit plans will also be impacted by changes in assumptions. Using a discount rate more reflective of current rates to determine our obligation and expense would increase the 2003 estimated expense under these plans by a range of $5 to $10 when compared to 2002 expense. The ultimate impact on financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.

Contingencies - We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities.

     We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

     With respect to contingent asbestos-related product liability, we had approximately 116,000 such claims outstanding at September 30, 2002, including approximately 21,000 that were settled pending payment. This compares to approximately 100,000 such claims outstanding at December 31, 2001, including 27,000 that were settled pending payment. We attribute this increase in outstanding claims primarily to factors resulting from the

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

discontinuance, in February 2001, of the Center for Claims Resolution (CCR), which had been administering our asbestos-related claims for several years. First, we believe Dana is being named as a party in more claims than before because claimants are now bringing claims against most, if not all, former CCR members individually. Previously, many members of the CCR were not named individually in claims because the settlement amounts were typically the same regardless of how many members were named. Second, since the CCR was discontinued, we have independently controlled our legal strategy for these claims. We are aggressively defending claims which previously might have been settled and thus are not resolving some claims as quickly, leaving a larger number outstanding. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future. At September 30, 2002, we had accrued $121 for contingent asbestos-related product liability costs and recorded $106 as an asset for probable recoveries from insurers for such claims, compared to $102 accrued for such liabilities and $89 recorded as an asset at December 31, 2001. Our estimated liabilities for these claims reflect our historical experience and current knowledge. We cannot estimate possible liabilities in excess of those accrued because we cannot predict the number of additional claims that may be brought against us in the future, the grounds for such claims, the damages that may be demanded in such claims, or the probable outcome of such claims.

     With respect to contingent non-asbestos product liability, we accrue the lower end of the range of estimated potential liability. At September 30, 2002, we had $11 accrued for costs related to such claims, with no recovery anticipated from third parties, unchanged from December 31, 2001. The difference between our minimum and maximum estimates for these liabilities was $13 at both dates.

     With respect to contingent environmental liability, we estimate such liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, the lower end of the range is accrued. We had accrued $57 for contingent environmental liabilities at September 30, 2002, compared to $52 at December 31, 2001, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $3 at September 30, 2002, compared to $2 at December 31, 2001.

     Apart from the asbestos-related product liability discussed above, discontinuance of the CCR has had another impact on us. Certain former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements. As a result, some of the settling parties are seeking payment on the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At September 30, 2002, we estimated our contingent liability with respect to these matters to be approximately $44, with $39 expected to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from December 31, 2001. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Restructuring

     At December 31, 2001, there was $259 remaining in accrued liabilities relating to restructuring plans announced in 1999, 2000 and 2001. During the first nine months of 2002,

ITEM 2. (Continued)

(in millions)

Restructuring

we continued to execute our October 2001 restructuring plan, including the announcement of plans to close 13 additional facilities and further reduce our permanent workforce. In connection with these efforts, we accrued an additional $82 for employee termination benefits, $21 for asset impairments, primarily related to property, plant and equipment and other long-lived assets, and $27 for other exit costs, primarily lease payments, taxes and other holding costs and expenses to prepare facilities for closure. These expenses were reported as restructuring charges in the condensed statement of income. We also charged cost of sales for $31 of asset impairment associated primarily with exiting a product line and inventory impairment and a provision for unsalvageable customer returns in connection with the rationalization of our aftermarket operations. Total charges relating to our restructuring activities in the first nine months of 2002 were $161, which had a $119 impact on net income.

     The following table shows restructuring expense, plus related charges to cost of sales, by SBU for the quarters and year-to-date periods ended September 30, 2001 and 2002. The charges to cost of sales, which include the impairment of inventory, were $1 in the nine months ended September 30, 2001, $16 in the quarter ended September 30, 2002 and $31 in the nine months ended September 30, 2002. There were no such charges to cost of sales in the three months ended September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

ASG	$2	$13	$2	$48
AAG	3	15	10	67
EFMG	7	14	22	16
CVS		2		14
OHSG		4	4	6
Other		3		10

Total	$12	$51	$38	$161

ITEM 2. (Continued)

(in millions)

Restructuring

     The following summarizes the activity in accrued restructuring expenses year to date for 2002:

	Employee
	Termination		Asset
	Benefits	Exit Costs	Impairment	Total

Balance at December 31, 2001	$206	$53	$—	$259

Activity during the quarter
Charged to expense	18	7	14	39

Cash payments	(35)	(9)		(44)

Write-offs of assets			(14)	(14)

Balance at March 31, 2002	189	51	—	240

Activity during the quarter
Charged to expense	44	10	2	56

Cash payments	(17)	(19)		(36)

Write-offs of assets			(2)	(2)

Balance at June 30, 2002	216	42	—	258

Activity during the quarter
Charged to expense	20	10	5	35

Cash payments	(18)	(19)		(37)

Write-offs of assets			(5)	(5)

Balance at September 30, 2002	$218	$33	$—	$251

     At September 30, 2002, $251 of restructuring charges remained in accrued liabilities. This balance was comprised of $218 for the termination of approximately 2,550 employees and $33 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $50 in the remainder of 2002, $84 in 2003 and $117 thereafter. Our liquidity and cash flows are projected to be more than adequate to satisfy our obligations related to our restructuring plans.

Critical Accounting Policies

     In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, the new standard requires that goodwill be tested for impairment as of the date of adoption and at least annually thereafter. Our initial impairment test indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying amount of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported as the effect of a change in accounting in the accompanying condensed financial statements. The goodwill included in our December 31, 2001 financial statements, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

ITEM 2. (Continued)

(in millions except per share amounts)

Critical Accounting Policies

     SFAS No. 142 does not provide for restatement of our results of operations for the periods ended prior to January 1, 2002. Our results of operations for the quarter ended September 30, 2001 included goodwill amortization expense of $10, which affected net income by $9. Excluding the effect of goodwill amortization, we would have reported net income of $22 for the third quarter of 2001. Our diluted net income per common share would have improved from $.08 to $.14 per common share. For the nine months ended September 30, 2001, our results of operations included goodwill amortization expense of $29, which affected our net earnings by $23. Excluding the effect of goodwill amortization, we would have reported net income of $23 for the first nine months of 2001. The diluted earnings per common share would have been improved from breakeven to net income of $.15 per common share.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 retains the previously existing accounting requirements related to the recognition of impairment of assets to be held and used in operations. However, the impairment of long-lived assets held for sale are measured taking into consideration the costs to sell the assets, as well as impairment measurement criteria of previously existing accounting requirements. In addition, SFAS No. 144 broadens the definition of what constitutes a discontinued business for financial reporting purposes. Accordingly, more dispositions will qualify for presentation as discontinued businesses under SFAS No. 144. The provisions of SFAS No. 144 are generally prospective from the date of adoption. The adoption of this Statement did not have a material effect on our consolidated financial position or consolidated results of operations.

     Except for the adoption of SFAS No. 142 and SFAS No. 144, our critical accounting policies are as presented in the MD&A in our Form 10-K for the year ended December 31, 2001.

Results of Operations (Third Quarter 2002 versus Third Quarter 2001)

     Our worldwide sales were $2,566 in the third quarter of 2002, an increase of $167 or 7% over the $2,399 recorded in the third quarter of 2001. Excluding a $28 decrease resulting from divestitures, net of acquisitions, and $22 due to adverse currency fluctuations, our worldwide sales increased $217 or 9% during the period. Our worldwide experience was similar to our experience in the U.S., where sales for the period of $1,706 represented an increase of $110 or 7% compared to the $1,596 of sales in the third quarter of last year. Acquisitions and divestitures did not have a material effect on the comparison.

     Our sales outside the U.S. increased $57 or 7% in the third quarter of 2002 when compared to the third quarter of last year, despite the $22 adverse effect of currency fluctuations. The impacts of a weaker Argentine peso ($24), Brazilian real ($21), and Venezuelan bolivar ($11) were partially offset by the benefit of the stronger euro ($30). Excluding the adverse effect of currency fluctuations and the $27 impact of divestitures, net of acquisitions, non-U.S. sales increased $106 or 13% in the quarter.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2002 versus Third Quarter 2001)

     Sales by region for the third quarter were as follows:

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

North America	$1,787	$1,922	8	8

Europe	380	422	11	16

South America	154	116	(25)	(25)

Asia Pacific	78	106	35	44

     Sales in North America increased $135 or 8% in the third quarter of 2002 when compared to the same period in the prior year. This increase is net of a negative currency effect due to weakening of the Canadian dollar ($2) and Mexican peso ($2) during 2002. Our third-quarter sales in Europe benefited in 2002 by $37 due to a stronger euro and $24 of organic growth. Partially offsetting this improvement over the third quarter of 2001 was a $19 net decline due to divestitures and an acquisition. South American sales in the third quarter of 2002 improved in local currencies by $22 or 15% when compared to the same period in 2001, with no impact from acquisitions or divestitures; however, overall sales declined $38 or 25% after an adverse currency impact of $60. Sales in Asia Pacific were up $28 or 35% in the third quarter of 2002 as a favorable currency impact of $6 and organic growth of $29 more than offset a divestiture impact of $7 when compared to the same period in 2001.

     Our Strategic Business Units (SBUs) are Automotive Systems Group (ASG); Automotive Aftermarket Group (AAG); Engine and Fluid Management Group (EFMG); and Heavy Vehicle Technologies and Systems Group (HVTSG), our newest SBU. HVTSG was formed by the April 2002 combination of Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). Our segment reporting is currently unaffected by the combination, as financial reporting to management of HVTSG reflects CVS and OHSG separately. Accordingly, our segments are ASG, AAG, EFMG, CVS, OHSG and Dana Commercial Credit (DCC).

     In 2001, we realigned certain businesses within our SBU structure. The most significant change was consolidating most of our Engine Systems and Fluid Systems Groups to form EFMG. Our segment information has been restated to reflect the changes made to the SBU alignment in 2001.

     Sales by segment for the third quarter of 2001 and 2002 are presented in the following table. The Other category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs.

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

ASG	$832	$903	9	9

AAG	639	655	2	2

EFMG	492	511	4	9

CVS	263	319	21	22

OHSG	141	154	9	9

Other	32	24	(25)	(25)

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2002 versus Third Quarter 2001)

     ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales increase of $71 or 9% in the third quarter of 2002 when compared to the third quarter of 2001. The North American region registered $43 of the increase, as platforms with high Dana content benefited from the pace set by the overall light truck market. The other regions reported an aggregate sales increase of $28 in the quarter. European sales experienced local growth of $10 and increased $25 overall due to a favorable currency impact of $11 and acquisition effects of $4 in the region. Sales in South America declined $26 overall due primarily to $24 of adverse currency impact, while local sales volume fell $2. Sales in Asia Pacific increased $29 in the third quarter of 2002 due to $30 of local sales growth, while divestitures of $6 were nearly offset by $5 of positive currency impact.

     AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales increase of $16 during the third quarter of 2002 when compared to the third quarter of 2001. Sales in North America were up $11 due primarily to organic growth in our brake and chassis products. European sales were up $9 in the quarter when compared to the third quarter of 2001, as $4 of organic growth combined with $5 of positive currency effects. Third-quarter sales in South America were down $3 in a year-on-year comparison as an adverse currency effect of $10 was partially offset by $7 of local growth. The $1 decline in Asia Pacific was due to a decline in local markets during the quarter.

     EFMG, which sells sealing and fluid management products to a variety of markets, experienced a sales increase in the third quarter of 2002 of $19 or 4% when compared to the third quarter of 2001. North American sales in the third quarter increased $25 in a year-over-year comparison, mostly due to a $26 local sales increase. Sales in Europe declined $2 as a divestiture impact of $23 was nearly offset by currency increases of $12 and local growth of $9. Sales in South America declined $2 as an adverse currency effect of $11 absorbed $9 of local growth. Sales in Asia Pacific also declined $2 in the third quarter of 2002 due to local market declines.

     CVS, which sells heavy axles and brakes, drivetrain components, trailer products and heavy systems modular assemblies, experienced an increase in sales of $56 in the third quarter of 2002 when compared to the same period in 2001. North American sales saw an increase of $53 overall as organic growth of $56 was partially offset by a divestiture impact of $2 and a modest currency decline. The region’s sales growth is largely attributed to pre-buying of Class 8 trucks in advance of an October 2002 change in U.S. emission requirements for heavy-duty diesel engines. Sales in Europe in the third quarter of 2002 increased $4 due to $3 of organic growth and $1 of favorable currency impact. Sales in South America in the third quarter of 2002 declined $2, mostly due to an unfavorable exchange impact of $3, while sales for the quarter were flat in Asia Pacific.

     OHSG, which sells off-highway axles, transmissions, transaxles, torque converters and electronic controls, finished the third quarter of 2002 with sales up $13 when compared to the third quarter of 2001, with no impact from acquisitions or divestitures. North American sales increased $7 on local market growth in the quarter. European sales were up $7 as favorable exchange impact of $8 was partially offset by $1 of local market declines. Sales in South America were down $1 when compared to the third quarter of 2001 due to currency effects.

     Revenue from lease financing and other income was $53 lower in the third quarter of 2002 when compared to the third quarter of 2001. The third quarter of 2001 included a gain of $50 related to the divestiture of our Chelsea power take-off business and our industrial bearings businesses. Lease financing income decreased $4 in the third quarter of 2002 when compared to the third quarter of 2001.

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2002 versus Third Quarter 2001)

     Gross margin for the third quarter of 2002 was 11.3%. Gross margin for the third quarter of 2001 was 10.4%, a measure which would improve to 10.8% if goodwill amortization were excluded. Margins in nearly all of our SBUs were positively affected by the combination of cost reductions resulting from our restructuring programs and the increase in production volume, which increased our ability to absorb certain fixed operating expenses.

     Selling, general and administrative expenses for the third quarter of 2002 decreased $15 when compared to the same period in 2001. Divestitures net of acquisitions caused $5 of the decrease, while the effect of currency movement accounted for another $7 of the reduction. Nearly all SBUs and regions, particularly Europe, reported decreases in selling, general and administrative expenses for the quarter as a result of our restructuring programs.

     Operating margin for the third quarter of 2002 was 2.4% compared to 0.3% in the same quarter in 2001 for the above reasons.

     Interest expense in the third quarter of 2002 was $11 lower than in the same quarter of last year, resulting from decreased debt levels and lower interest rates.

     The effective tax rate for the quarter ended September 30, 2002 was not meaningful due to the modest level of pre-tax earnings. The most significant element of the effective tax rate reconciliation is the impact of valuation allowances provided on deferred tax assets related to loss carryforwards in certain countries and certain foreign tax credit carryforwards. Based on the magnitude of these carryforwards, we currently believe it is more likely than not that the full amount of these tax benefits will not be realized in the future. The effective tax rate for the third quarter of 2001 approximated 75%. Valuation allowances on deferred tax assets provided the largest impact, partially offset by tax credits generated primarily by our leasing operations.

     Minority interest in net income of consolidated subsidiaries for the third quarter of 2002 increased $3 when compared to the third quarter of last year.

     Equity in earnings of affiliates for the quarter ended September 30, 2002 was $2 lower than the amount reported in the third quarter of 2001. The decline in equity earnings from our investments in GETRAG and Spicer S.A. accounted for the decrease.

     Our operating income — reported net income of $4 for the quarter, adjusted to exclude the $40 of restructuring charges and other unusual items – was $44 for the third quarter of 2002. This result compares to an operating loss of $8 in 2001, which excluded $21 of unusual credits related to the divestiture of three operations, net of the charges related to our restructuring activities.

Results of Operations (Nine Months 2002 versus Nine Months 2001)

     Our worldwide sales were $7,876 in the first nine months of 2002, a decrease of $22 from the $7,898 recorded in the first nine months of 2001. The decline included $115 related to the effect of divestitures, net of acquisitions, and $87 of adverse currency effects. Excluding these effects, worldwide sales for the first three quarters of 2002 increased $180 or 2.3%. In the U.S., sales of $5,272 in 2002 represented a decline of $35 or less than 1% when compared to the first nine months of last year. Excluding the $41 effect of divestitures, U.S. sales increased a modest $6 in the period. No domestic acquisitions affected the comparison.

     Overall sales outside the U.S. increased $13 or 1% during the first nine months of 2002 when compared to the same period last year after absorbing $87 of adverse currency effects resulting from the strengthening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest components of the adverse impact were the Argentine peso ($56) and the Brazilian real ($42), with a partial offset from the stronger euro ($30). Excluding the adverse currency effects and the $74 impact of divestitures net of acquisitions, non-U.S. sales increased $174 or 7% when compared to sales for the first nine months of last year.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2002 versus Nine Months 2001)

     Sales by region for the first nine months of 2001 and 2002 were as follows:

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

North America	$5,935	$5,941	—	1

Europe	1,308	1,292	(1)	5

South America	414	368	(11)	(18)

Asia Pacific	241	275	14	22

     Sales in North America in the first nine months of 2002 increased $6 or 0.1% when compared to the same period in 2001. Excluding the $41 effect of divestitures and the negative $13 of currency effects due primarily to the weakening Canadian dollar, the increase was $60 or 1%. European sales for the period were up $29 or 2% in local currency and conversion to U.S. dollars added another $38 as the euro rebounded further in the third quarter to more than offset the impact of its first-quarter decline. However, the $83 impact of divestitures caused an overall decrease of $16 or 1% versus the same period in 2001. South American sales improved in local currencies by $46 and acquisitions net of divestitures added $28, but overall sales declined $46 or 11% after adverse currency impacts of $120. Sales for the first nine months of 2002 in Asia Pacific were up $34 or 14% as $9 of favorable currency impact and $43 of organic growth were partially offset by $18 of divestiture impact.

     Sales by segment for the first nine months of 2001 and 2002 are presented in the following table.

				% Change Excluding
				Acquisitions &
	2001	2002	% Change	Divestitures

ASG	$2,825	$2,853	1	1

AAG	1,950	1,964	1	1

EFMG	1,647	1,610	(2)	3

CVS	886	889	—	4

OHSG	484	489	1	1

Other	106	71	(33)	(34)

     ASG experienced a sales increase of $28 or 1% in the first nine months of 2002 when compared to the first nine months of 2001. The North American region experienced a modest $12 decline as the strong third quarter of 2002 erased most of the decline reported in the first half of the year, when our volume was affected by high dealer inventories and the relatively low sales of platforms on which Dana has high content. Adverse currency movement caused $5 of the decline.

     The other regions reported an aggregate sales increase of $40 in the first nine months when compared to the first nine months of 2001. Sales in Europe increased $30 as local growth of $16 combined with $4 from acquisitions and $10 from favorable currency movement. Sales in South America, however, declined $30 overall as an acquisition impact of $20 and organic growth of $5 only partially offset the $55 of adverse currency impact. Sales in Asia Pacific increased $40 as organic growth of $49 and a favorable currency impact of $9 were only partially offset by $18 of divestiture impact.

ITEM 2. (Continued)

(in millions)

Results of Operations (Nine Months 2002 versus Nine Months 2001)

     AAG saw its sales in the first nine months of 2002 increase $14 when compared to sales reported in the first nine months of 2001. Sales in North America were up $13, as a divestiture impact of $6 and an adverse currency impact of $4 partially offset the $23 of local growth, mostly in the brake and chassis product lines. European sales were up $10 due equally to favorable effects of exchange movement and organic growth. South American sales were down $4 as $23 of adverse currency effect was partially offset by $15 of local growth and $4 of acquisition impact. The $5 decline in sales in Asia Pacific during the first nine months of 2002 was wholly attributable to local markets.

     EFMG incurred a sales decline of $37 in the first nine months of 2002 when compared to the same period of the prior year. North American sales increased $15 in a year-over-year comparison, as local sales increases of $19 more than offset adverse currency impact of $3 and divestitures of $1. Sales in Europe declined $50 as a divestiture impact of $85 was partially offset by $23 of local growth and favorable currency effects of $12 in the region. Sales in South America increased $2 overall as local market increases of $21, combined with acquisition effects of $5, were partially offset by adverse currency effects of $22 and a divestiture impact of $2 in the period. Asia Pacific sales during the three quarters decreased $4 due to declines in local markets.

     CVS experienced a sales increase of $3 in the first nine months of 2002 when compared to the same period in 2001. North American sales saw an increase of $5 overall as organic growth of $39 in the period more than offset the divestiture impact of $33 and unfavorable currency effects of $1 when compared to the first nine months of 2001. Sales in Europe saw a $2 increase due to the combined impact of $3 in organic growth, $1 of favorable currency effects and a $2 impact caused by divestitures. Sales in South America declined $7 due to a local market decrease of $1 and adverse currency impacts of $6, while Asia Pacific sales were up $3 in the period as a result of local market increases.

     OHSG finished the first nine months of 2002 with sales up $5 when compared to the first nine months of 2001, with no impact from acquisitions or divestitures. North American sales were up $10 due to organic growth, but Europe saw a sales decline of $5 with positive currency effects of $8 offsetting some of the $13 of local market declines. Sales in South America were even with the first nine months of 2001.

     Revenue from lease financing and other income was $26 higher in the first nine months of 2002 than in the same period in 2001. Other income in 2002 included a net $26 gain related to divestitures of selected subsidiaries of DCC and $20 of foreign currency transaction gains. In the first nine months of 2001, we recorded a $50 gain on the divestitures of our Chelsea power take-off business and of our industrial bearings businesses. We also recorded a $35 loss on the sale of our Mr. Gasket subsidiary, the Marion Ohio forging facility and the assets of two operations in the EFMG. DCC interest and investment income decreased $4 in 2002 compared to the first nine months of 2001.

     Gross margin for the first nine months of 2002 was 11.6%. Gross margin for the first nine months of 2001 was 11.3%, a measure which would improve to 11.6% if goodwill amortization were excluded.

     Selling, general and administrative expenses for the first nine months of 2002 decreased $55 compared to the same period in 2001. Divestitures net of acquisitions caused $14 of the decrease, with another $18 due to currency movement. Our operations in Europe and South America accounted for $20 and $12 of the decrease, respectively.

     Operating margin for the first nine months of 2002 was 2.5% compared to 1.5% in the first nine months of 2001 for the above reasons.

     Interest expense was $40 lower than in the first nine months of last year, resulting from decreased debt levels and lower interest rates.

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Nine Months 2002 versus Nine Months 2001)

     The effective tax rate for the nine months ended September 30, 2002 approximates 53% after excluding the effect of the change in accounting. We have concluded that it is more likely than not that the full amount of tax benefits will not be realized on operating losses being generated in several countries and certain foreign tax credit carryforwards; accordingly, we have provided valuation allowances to offset the related deferred tax assets. Reducing tax expense in the 2002 period was approximately $10 of capital loss benefit offsetting the capital gain resulting from the divestiture of selected subsidiaries of DCC. For the same period in 2001, the effective rate of (56)% was also impacted by provisions for valuation allowances related to deferred tax assets, offset by certain tax credits generated by our leasing operations.

     Minority interest in net income of consolidated subsidiaries increased $7 compared to the first nine months of last year due to the gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

     Equity in earnings of affiliates through September 30, 2002 was $17 higher than in the first nine months of 2001. This line item was impacted unfavorably by $10 in the first nine months of 2001 due to losses incurred by Danaven, a Venezuelan affiliate which became a consolidated subsidiary in July 2001. We also experienced increases of $3 from our equity investments in Germany in 2002.

     Our reported net loss of $173 for the first nine months of 2002 includes the $220 effect of the change in accounting for goodwill, resulting from our adoption of SFAS 142 in January of this year. Excluding the effect of the accounting change, the $27 divestiture gain and the $119 of charges related to our restructuring programs, operating income totaled $139 for the nine-month period. This compares to operating income of $19 in 2001, which was fully offset by $19 of unusual items.

Market Trends

     Light vehicle sales in the U.S. increased approximately 3% in September when compared to the same month in 2001. DaimlerChrysler reported the largest increase at 18%, while Ford sales increased 3%. General Motors’ sales declined nearly 13%, with inventory shortages in light trucks a significant factor. Sales of the other domestic original equipment (OE) manufacturers were up 11%, supporting a 3% increase in their market share over the last twelve months. Dealer inventories in the U.S. at September 30 increased during the month when expressed in terms of days sales, as sales were well below those reported in August. However, in absolute terms, inventory levels at both Ford and General Motors were below historical averages for the last five years, a statistic that supports stable production schedules for the fourth quarter of 2002. Dealer incentives decreased on average in September as 2003 models, which currently carry lower incentives, comprised a larger portion of the month’s volume than in August. However, average incentives on light vehicles overall were 11% higher than in September 2001 and 17% higher in the light truck segment. As incentives are being offered on more 2003 models, it is becoming apparent that the model changeover will not result in a significant change in the current pricing strategies of the major OE manufacturers. While incentive-driven sales volume has reduced dealer inventory levels and supports existing production schedules, we remain concerned that these incentives are influencing not only the model selection, but also the timing of buyers’ decisions. The result could be that sales are being “pulled forward” from future periods, and that a decline in incentives will eventually have an adverse effect on sales volume. Considering these factors, we presently estimate that North American light vehicle production will exceed 16 million units in 2002.

ITEM 2. (Continued)

Market Trends

(in millions, except units of production)

     Heavy truck production in North America continued to be strong in the third quarter, mainly due to pre-buying of Class 8 trucks in advance of an October 2002 change in the U.S. emission requirements for heavy-duty diesel engines. We expect demand in the fourth quarter to be less than 30,000 units, and volume for the year to be in the range of 160,000 to 165,000 units.

     The automotive aftermarket in North America remains stable. Many customers continue to balance their inventory levels. Modest sales improvement was achieved in the third quarter, primarily as a result of price increases. We expect that sales for 2002 will remain essentially flat.

     Price increases in the steel industry have had a modest adverse impact on our operating results. These increases are generally holding because demand for domestically produced steel has increased due to the competitive advantage afforded the producers by U.S. government-mandated tariffs on certain categories of imported steel. As a result, we are concerned about both pricing and the ability of domestic mills to meet this higher level of demand. We are presently unable to quantify the impact these price increases will have on our cost of sales for the fourth quarter of 2002 and beyond, in part because we cannot estimate the portion of such costs that we will be able to recover from our customers.

     We currently expect to benefit from net new business of nearly $500 in 2002 and approximately $7,850 in the aggregate through 2006, based on our review of the production projections of our OEM customers.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors, including national and international economic conditions (including additional adverse effects from terrorism or hostilities); the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of their programs; our ability and that of our customers and suppliers to achieve projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; our ability to complete divestitures as contemplated; and the success of our restructuring, cost reduction and cash management programs and of our long-term transformation strategy for the company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(in millions)

     Except for issuing the $250 in unsecured notes in March 2002, entering an interest rate swap to convert the fixed rate of these notes to a variable rate and subsequently amending this and other interest rate swaps (see Note 8 to the condensed financial statements included herein), there have been no material changes to our exposures to market risk since December 31, 2001.

     The activities of the first nine months of 2002 are described in Notes 7 and 8 to the condensed financial statements and under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the rules of the SEC, within 90 days of the filing date of this report and have determined that such controls and procedures were effective in ensuring that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

     Our CEO and CFO are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that Dana’s assets are protected from loss. These internal controls are reviewed by Dana’s internal auditors in order to ensure compliance, and by the independent accountants to support their audit work. In addition, our Audit Committee, which is composed entirely of outside directors, meets regularly with management, internal auditors and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

     There were no significant changes in Dana’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO’s and CFO’s most recent evaluation.

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

     We are currently a party to one environmental proceeding which is reportable under the rules of the U.S. Securities and Exchange Commission. In late August 2002, our Sanford Street plant in Muskegon, Michigan received a notice of an enforcement action and a draft consent order from the Michigan Department of Environmental Quality (MDEQ) alleging various air permit and rule violations. The alleged violations relate to smoke and odor complaints from neighbors, failure to have permits for the installation of certain engine test cells and noncompliance with certain record keeping requirements. The MDEQ proposed a fine of $166,075. We are currently in negotiations with MDEQ regarding the proposed order and we expect to resolve this matter without formal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	The following exhibits are filed as a part of this report:

	10-H	Restated Supplemental Benefit Plan

	99-A	CEO Certification Pursuant to 18 U.S.C Section 1350

	99-B	CFO Certification Pursuant to 18 U.S.C. Section 1350

b)	In the quarter ended September 30, 2002, we filed the following reports on Form 8-K:

A report on Form 8-K dated July 17, 2002, containing a press release relating to our second-quarter results.

A report on Form 8-K dated August 14, 2002, containing the statements of our Principal Executive Officer and Principal Financial Officer required under SEC Order No. 4-460.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date:	October 30, 2002	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Joseph M. Magliochetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Joseph M. Magliochetti Joseph M. Magliochetti Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert C. Richter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 30, 2002	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing

10-H	Restated Supplemental Benefits Plan	Filed with this report

99-A	CEO Certification Pursuant to 18 U.S.C Section 1350	Filed with this report

99-B	CFO Certification Pursuant to 18 U.S.C. Section 1350	Filed with this report