Form 10-K
period 2002-12-31
DANA CORP
filed 2003-02-25
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission file number 1-1063

DANA CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	34-4361040

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common stock, $1 par value	New York Stock Exchange and Pacific Exchange

Securities registered pursuant to section 12(g) of the Act:

None
————————————————
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).
Yes     X       No ______

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 14, 2003, was approximately $1,354,000,000.

There were 148,599,168 shares of registrant’s common stock, $1 par value, outstanding at February 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Annual Report to Shareholders for year ended December 31, 2002.	Parts I, II, IV
Proxy Statement for Annual Meeting of Shareholders to be held on April 2, 2003.	Part III

DANA CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1 — BUSINESS

     Dana Corporation is one of the world’s largest independent suppliers of modules, systems and components for light, commercial and off-highway vehicle original equipment (OE) manufacturers globally and for related OE service and aftermarket customers. Our products are used in passenger cars and vans, sport-utility vehicles (SUVs), light, medium and heavy trucks and a wide range of off-highway vehicles.

     From our introduction of the automotive universal joint in 1904 to the development of high-performance products for the 21st century, we have been a leader in technological innovation. Many of our products have unique and patented features that provide added value to our customers. We are also highly focused on product quality, delivery and service, as evidenced by our numerous supplier quality awards. As a result, we have developed successful long-standing business relationships with thousands of customers worldwide.

     Our operations are organized into the following market-focused strategic business units (SBUs):

•	Automotive Systems Group (ASG) manufactures and sells drivetrain modules, systems and components, consisting of axles, driveshafts, structures and chassis products, for the automotive and light vehicle markets, as well as driveshafts for the commercial vehicle market. In 2002, ASG generated sales of $3.5 billion and its largest customers were Ford Motor Company (Ford), DaimlerChrysler AG (DaimlerChrysler) and General Motors Corporation (General Motors). At December 31, 2002, ASG had 78 major facilities, operated in 23 countries and employed 18,700 people.

•	Automotive Aftermarket Group (AAG) manufactures and sells brake, filtration, chassis and gasket products and internal engine hard parts for the automotive and light, commercial and off-highway vehicle markets. In 2002, AAG generated sales of $2.2 billion and its largest customers were National Automotive Parts Association (NAPA), CARQUEST Corp. and Federated Auto Parts, Inc. At December 31, 2002, AAG had 79 major facilities, operated in 17 countries and employed 17,600 people.

•	Engine and Fluid Management Group (EFMG) manufactures and sells sealing, bearing, fluid-management and power-cylinder products for the automotive, light and commercial vehicle and leisure and outdoor power equipment markets. In 2002, EFMG generated sales of $1.9 billion and its largest customers were Ford, DaimlerChrysler and General Motors. At December 31, 2002, EFMG had 79 major facilities, operated in 17 countries and employed 17,500 people.

•	Heavy Vehicle Technologies and Systems Group was formed in May 2002 by combining the former Commercial Vehicle Systems (CVS) and Off-Highway Systems Group (OHSG). HVTSG manufactures and sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transmissions and electronic controls for the off-highway market. In 2002, HVTSG generated sales of $1.8 billion and its largest customers were PACCAR Inc, Volvo Group and International Truck & Engine Corp. At December 31, 2002, HVTSG had 23 major facilities, operated in 11 countries and employed 7,100 people.

     For nearly two decades, we were a leading provider of lease financing services in selected markets through our wholly owned subsidiary, Dana Credit Corporation (DCC). However, in October 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our foundation businesses. During 2002, we sold portions of DCC, reducing its portfolio assets by approximately $500 million, to less than $1.7 billion. While some key pieces of DCC will be retained within Dana, significant assets remain for sale. During 2003, we will work to maximize the value of these businesses to Dana and its shareholders.

     The above description reflects our SBU structure at the end of 2002. Several changes were made to the SBUs during 2002, the most significant of which was the combination of CVS and the OHSG to form the HVTSG. You can find more information in “Note 21. Business Segments” on pages 39 – 42 of our 2002 Annual Report.

ACQUISITION AND DIVESTITURE SUMMARY

     For information regarding acquisitions and divestitures completed in 2002 see “Note 18. Acquisitions” and “Note 19. Divestitures” on pages 38 – 39 of our 2002 Annual Report.

STRATEGY

     Our overall strategic direction is set out in our Transformation 2005 business plan. Our goals under this plan represent an increased emphasis on anticipating the needs of our markets and serving our customers. The following are key elements of our plan:

Focus and Expand Foundation Businesses. We believe that our foundation businesses are the key to the long-term profitable growth of our company. These foundation businesses focus on the development, design and manufacture of our core products: axles, driveshafts, structures, brake and chassis products, fluid systems, filtration products and bearing and sealing products. These businesses have leading market positions and brand equity and provide our customers with value-added solutions and products.

     In connection with the restructuring actions announced in October 2001, we completed the realignment in 2002 of these businesses with the markets they serve. Our OE customers continue to target improved asset utilization, speed to market, lower cost, lower investment risk, and greater flexibility and to look for outsourcing alternatives. We expect that our global presence and technological and engineering capabilities, as well as our experience, scale of operations and long-standing relationships with major OE customers, will enable us to continue to take advantage of this opportunity. We project net new business, based on our review of our customers’ production estimates, of approximately $4.5 billion in total revenues from 2003 through 2007. The new business is not only with our traditional U.S.-based OE customers, but also with OEs such as BMW, Isuzu, Nissan and Toyota.

Focus on Capital and Operating Efficiency. In 2002, we continued to focus on opportunities to optimize our resources and reduce manufacturing costs and undertook initiatives to maximize our return on invested capital and to improve cash flow. The combination of our former CVS and OHSG units into the new HVTSG has enabled us to better leverage the combined manufacturing, engineering and support capabilities of these units. On the operational side, we focused on outsourcing non-core manufacturing activity, reducing working capital and managing for cash.

Evaluate Strategic Alliances, Joint Ventures and Selected Divestiture and Acquisition Opportunities. Among the keys to our business plan is the concept of capitalizing on strategic alliances and joint ventures. Such relationships offer opportunities to expand our capabilities with a reduced level of investment and enhance our ability to provide the full scope of services required by our customers. We have a number of strategic alliances, including our Roadranger™ marketing program with Eaton Corporation and programs with GETRAG Cie, to strengthen our portfolio of advanced axle technologies; Motorola Inc., to integrate its electronic expertise into the development of advanced technology for traditionally mechanical components; and Bühler Motor Inc., to provide advanced automotive motor-module technologies and manufacturing expertise to support our product applications.

     Increasingly, our products are incorporating new electronic features that further enhance their capability. In 2002, we established a partnership with Emerson Electric Co. to develop a series of actuator products and related components for the global electronic steering market. We will continue to evaluate potential strategic alliances and joint ventures in order to gain access to advanced technology, strengthen our market position and our global presence, and reduce our overall manufacturing costs.

     Our divestiture activities in 2002 and early 2003 are described elsewhere in this report. In 2003, we will continue to evaluate remaining non-core operations for divestiture. We will also evaluate potential acquisition candidates that have product platforms complementary to our foundation businesses, strong operating potential and strong existing management teams. We believe that targeted acquisitions will help us achieve our long-term objectives.

2002 OVERVIEW

     The past year was one of the most important periods in Dana’s history. We took extraordinary actions to improve our near- and long-term performance. We made fundamental improvements to our operations and our business model. And we achieved improved performance in the midst of continued challenges in the global economy and tensions in our industries.

     From the outset of 2002, we began to see benefits from our restructuring actions, which were announced in October 2001. We also saw modest improvement in first-quarter North American vehicle production volumes compared with the fourth quarter of 2001. This increase was largely attributable to light-vehicle incentive programs and a pre-buy of Class 8 trucks in anticipation of new U.S. EPA emissions standards in October 2002. During the first quarter, Dana also adopted Statement of Financial Accounting Standards No. 142, which altered the way in which companies account for goodwill and other intangible assets. Due to the change in accounting, we reduced goodwill by $289, resulting in an after-tax charge of $220 million during the quarter.

     In the second quarter, the combination of continued restructuring progress and stronger than-expected vehicle production resulted in earnings improvement and significant cash flow. Restructuring progress was most significant in our AAG and EFMG units.

     By the third quarter of 2002, all four of our SBUs were exhibiting solid improvement in operating profit after tax (our internal measure of performance), again largely driven by their restructuring actions.

The heavy truck pre-buy was also in full swing, as the October effective date of the new emission standards approached.

     The final three months of 2002 saw significant divestiture activity, including the sale of our FTE brake and clutch actuation businesses and most of our Boston Weatherhead industrial hose and fitting operations. Along with these divestitures, we continued to sell portions of our DCC leasing operations, which effectively reduced DCC’s asset portfolio by more than $500 million during 2002.

RESTRUCTURING

     In October 2001, we announced plans to accelerate the restructuring of our operations, to evaluate at least 30 facilities for closure and to reduce our workforce globally by more than 15%. As of December 31, 2002, we had closed or consolidated 28 facilities and announced plans to close an additional 11 facilities. When completed, these actions are expected to reduce our workforce — at all levels of the organization — by approximately 17% since October of 2001. The after-tax charges recorded in connection with this restructuring totaled approximately $442 million over the last five quarters.

     We also sold portions of our Dana Credit Corporation (DCC) leasing operation, as described above.

GEOGRAPHIC AREAS

     We maintain administrative organizations in four regions — North America, Europe, South America and Asia Pacific — to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our SBUs.

     Our operations are located in the following countries (shown by the regions in which we administer them):

North America	Europe		South America	Asia Pacific

Canada	Austria	Luxembourg	Argentina	Australia
Mexico	Belgium	Netherlands	Brazil	China
United States	France	Poland	Colombia	Indonesia
	Germany	Slovakia	South Africa	Japan
	India	Spain	Uruguay	Taiwan
	Ireland	Sweden	Venezuela	Thailand
	Italy	Turkey
United Kingdom

     Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those we produce in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

     Consolidated non-U.S. sales were $3.2 billion, or 34% of our 2002 consolidated sales. Including U.S. exports of $226 million, non-U.S. sales accounted for 36% of 2002 consolidated sales. Our non-U.S. net loss was $54 million, as compared to a consolidated net loss of $182 million in 2002. These amounts include $33 million of equity in earnings of non-U.S. affiliates.

     You can find more information about our regional operating results in “Note 21. Business Segments” on pages 39 – 42 of our 2002 Annual Report.

CUSTOMER DEPENDENCE

     We have thousands of customers around the world and have developed long-standing business relationships with many of them. Ford and DaimlerChrysler were the only individual customers accounting for 10% or more of our consolidated sales in 2002. We have been supplying products to these companies and their subsidiaries for many years. As a percentage of total sales, sales to Ford were 23%, 20% and 18% in 2000, 2001 and 2002, and sales to DaimlerChrysler were 18%, 12% and 10%. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

     Ford, DaimlerChrysler and some of our other customers periodically ask us to reduce the prices of our products. We discuss cost saving measures with these customers on an ongoing basis. In light of these requests, we cannot assure that we will be able to maintain or improve our historical levels of profitability.

PRODUCTS

     The following table presents our relative sales by core product for the last three years:

	Percentage of Consolidated Sales

	2000	2001	2002

Types of Products
Axle	36%	34%	34%
Driveshaft	10	10	10
Brake	12	14	15
Other engine	7	7	7
Fluid systems	8	9	9
Structural	7	7	8
Bearings and sealing	7	8	7
Filtration	5	6	6

	92	95	96
Other	8	5	4

	100%	100%	100%

     We do not consider our leasing service revenue to be sales and none of our other products individually accounted for 10% of sales in these periods.

MATERIAL SOURCE AND SUPPLY

     Our operating units purchase most of the raw materials (such as steel) and semi-processed or finished items (such as forgings and castings) used in our products from suppliers located within the same geographic regions. Generally, these materials are available from numerous qualified sources in quantities sufficient for our needs. Temporary shortages of a particular material or part occasionally occur, but we do not consider the overall availability of materials to be a significant risk factor for our operations.

SEASONALITY

     Our businesses are not seasonal. However, sales to our OE manufacturing customers are closely related to their production schedules and historically those schedules have been strongest in the first two quarters of the year.

BACKLOG

     Generally, our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and some of our products are available from more than one facility.

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

     We own or have licensed numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer®, Victor Reinz®, Wix®, Clevite®, Glacier® and Vandervell® trademarks, among others, are widely recognized in their respective industries.

RESEARCH AND DEVELOPMENT

     Our objective is to be a leader in offering superior quality, technologically advanced products to our customers at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

     In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. We are implementing a new more functional facility concept by integrating related operations to speed product development, maximize efficiency and improve communication and information sharing among our research and development operations, as illustrated by our new ASG Technology Center scheduled to open in late 2003. At December 31, 2002, our SBUs had the following technical centers: AAG, 7; ASG, 23; EFMG, 16, and HVTSG, 4. Our spending on engineering, research and development and quality control programs was $287 million in 2000, $260 million in 2001 and $248 million in 2002.

EMPLOYMENT

     Our worldwide employment (including consolidated subsidiaries) was approximately 63,100 at December 31, 2002. This represents a 10% reduction from the number of people reported at the end of 2001, which resulted from our 2002 restructuring activities and divestitures. We expect further reductions of 4,400 in 2003 as we complete our restructuring activities and the planned divestiture of our Engine Management aftermarket operations.

ENVIRONMENTAL COMPLIANCE

     We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2002. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 and under “Note 17. Commitments and Contingencies” on pages 37-38 of our 2002 Annual Report.

AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet address is http://www.dana.com.

EXECUTIVE OFFICERS

     The following table contains information about our current executive officers, including their principal occupations and business experience in the past five years. All positions are with Dana unless otherwise indicated. The first four persons listed in the table are the members of our Policy Committee, which is responsible for our corporate strategies and partnership relations, as well as the development of our people, policies and philosophies.

Name	Age*	Title

Joseph M. Magliochetti	60	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
Robert C. Richter	51	Vice President and Chief Financial Officer, Chairman - Dana Credit Corporation
William J. Carroll	58	President – Automotive Systems Group
Marvin A. Franklin, III	55	President – Dana International & Global Initiatives
Bernard N. Cole	60	President – Heavy Vehicle Technologies and Systems Group
James M. Laisure	51	President – Engine and Fluid Management Group
Terry R. McCormack	52	President – Automotive Aftermarket Group
Richard J. Westerheide	51	Chief Accounting Officer and Assistant Treasurer

*At February 14, 2003

     Joseph M. Magliochetti has been a director since 1996 and Chairman of the Board since 2000. He has been Chief Executive Officer since 1999, Chief Operating Officer since 1997 and President since 1996.

     Robert C. Richter has been Vice President and Chief Financial Officer since 1999. He was previously Vice President – Finance and Administration (1998-1999) and Vice President – Administration (1997-1998). He has also been Chairman of Dana Credit Corporation since February 1, 2002.

     William J. Carroll has been President – Automotive Systems Group and Chairman of DTF Trucking, Inc. since 1997.

     Marvin A. Franklin, III has been President – Dana International & Global Initiatives since 2000. He was previously President – Dana International (1997-2000).

     Bernard N. Cole has been President – Heavy Vehicle Technologies and Systems Group since May 1, 2002. He was previously President – Off-Highway Systems Group (1997-2002) and President – Commercial Vehicle Systems (February 15 to May 1, 2002). He has also been Chairman of Dana India Pvt. Ltd. since 2001.

     James M. Laisure has been President – Engine and Fluid Management Group since 2001. He was previously President – Fluid Systems Group (2000-2001), Group Vice President – Fluid Systems Group (1999-2000) and Vice President - Modules and Systems Group (1996-1999).

     Terry R. McCormack has been President – Automotive Aftermarket Group since 2000. He was previously President – Wix Worldwide Filtration (2000). Also, for Wix Division, North America, he was Vice President and General Manager (1998-2000), Vice President – Distribution Services Division (1996-98) and General Manager (1995-1998).

     Richard J. Westerheide has been Chief Accounting Officer since June 1, 2002, and Assistant Treasurer since April 16, 2002. He was previously Group Controller – Engine Management Group (2000-2002). Also, for Dana Credit Corporation, he was Vice President – Finance (2000) and Director of Accounting Policy and Financial

Reporting (1998-2000). From 1991-1998, he was Director of Auditing and Business Advisory Services for Price Waterhouse LLP.

     Some of the above officers are elected by the Board annually at its organizational meeting after the annual meeting of shareholders, as provided in our By-Laws, and these persons hold office until their successors are elected. Others are appointed by the Board or designated by the Chief Executive Officer from time to time.

ITEM 2 — PROPERTIES

     As shown in the following table, at December 31, 2002, we had more than 380 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease certain manufacturing facilities and most of our smaller distribution outlets and financial service branches and offices.

Dana Facilities by Geographic Region

Type of Facility	North America	Europe	South America	Asia/ Pacific	Total

Manufacturing	133	53	42	12	240
Distribution	38	16	27	1	82
Service branches, offices	44	10	5	6	65

Total	215	79	74	19	387

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

     We are currently a party to one environmental proceeding which is reportable under the rules of the SEC. In August 2002, our Sanford Street plant in Muskegon, Michigan received a notice of an enforcement action and a draft consent order from the Michigan Department of Environmental Quality (MDEQ) alleging various air permit and rule violations. The alleged violations relate to smoke and odor complaints from neighbors, failure to have permits for the installation of certain engine test cells and noncompliance with certain record keeping requirements. The MDEQ proposed a fine of $166,075, which was later amended to $175,511. Negotiations with the MDEQ resulted in a final consent order with a fine of $122,858. The MDEQ released this order for public comment in December 2002 and we expect it will be finalized and executed in the second quarter of 2003.

     You can find more information about our legal proceedings under “Note 17. Commitments and Contingencies” on pages 37 – 38 of our 2002 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 – 54 of our 2002 Annual Report.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-None -

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange and the Pacific Exchange. On February 14, 2003, there were approximately 37,400 shareholders of record.

     We have paid quarterly cash dividends on our common stock since 1942. You can find more information about dividends paid in the past two years in “Shareholders’ Investment” on page 58 of our 2002 Annual Report.

ITEM 6 — SELECTED FINANCIAL DATA

     You can find selected financial data related to Dana in “Additional Information” under “Six-Year History” on page 59 of our 2002 Annual Report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You can find “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 – 54 of our 2002 Annual Report.

     In the discussion of our $400 accounts receivable securitization program in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 44 of our 2002 Annual Report, we indicated that if our credit ratings were lowered beyond certain levels specified in the program agreement, the lenders would have the option to terminate the program. As of February 14, 2003, we were rated BB by Standard & Poor’s Rating Services (S&P) and Ba3 by Moody’s Investors Service (Moody’s). At these ratings, a downgrade to B by S&P or to B2 by Moody’s would entitle the lenders to terminate the program.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Cash and Marketable Securities” under “Note 1. Summary of Significant Accounting Policies” on pages 26 – 28, in “Note 9. Interest Rate Agreements” on page 31, in “Note 16. Fair Value of Financial Instruments” on page 36 of our 2002 Annual Report and in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44-47 of our 2002 Annual Report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     You can find our financial statements and the report by PricewaterhouseCoopers LLP dated February 10, 2003, on pages 21 – 43 and “Unaudited Quarterly Financial Information” on page 58 of our 2002 Annual Report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     -None -

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     You can find general information about our directors and nominees under “Election of Directors” on pages 1 – 4 in our 2003 Proxy Statement and information about our executive officers in Part I, Item 1 of this report.

     You can find information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 in our 2003 Proxy Statement.

ITEM 11 — EXECUTIVE COMPENSATION

     You can find information about executive compensation in the following sections of our 2003 Proxy Statement: “Compensation” on page 4 under “The Board and its Committees,” “Executive Compensation” on pages 7 – 12 and “Compensation Committee Report on Executive Compensation” on pages 13 – 16.

     You can find information about our stock performance under “Comparison of Five-Year Cumulative Total Return” on page 17 of our 2003 Proxy Statement.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     You can find information about securities authorized for issuance under our equity compensation plans under “Equity Compensation Plan Information” on pages 28-29 of our 2003 Proxy Statement and information about the stock ownership of our directors, director-nominees, executive officers and more than 5% beneficial owners under “Stock Ownership” on pages 5 – 6 of our 2003 Proxy Statement.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     You can find information about transactions between Dana and our directors, director-nominees, executive officers and 5% stockholders under “Other Transactions” on page 17 of our 2003 Proxy Statement.

ITEM 14 — CONTROLS AND PROCEDURES

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

Internal Controls

     Our CEO and CFO are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that Dana’s assets are protected from loss. These internal controls are reviewed by Dana’s internal auditors in order to monitor compliance and by our independent accountants to support their audit work. In addition, our Board’s Audit Committee, which is composed entirely of outside directors, meets regularly with management, internal auditors and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

     There were no significant changes in Dana’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO’s and CFO’s most recent evaluation.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

		Annual Report
		Pages

(a)	The following documents are filed as part of this report:
	(1) Consolidated Financial Statements:
	Report of Independent Accountants	21
	Consolidated Statement of Income for each of the three years
	in the period ended December 31, 2002	22
	Consolidated Balance Sheet at December 31, 2001 and 2002	23
	Consolidated Statement of Cash Flows for each of the
	three years in the period ended December 31, 2002	24
	Consolidated Statement of Shareholders' Equity for each of the
	three years in the period ended December 31, 2002	25
	Notes to Consolidated Financial Statements	26 - 43
	Unaudited Quarterly Financial Information	57 - 58

10-K Pages

(2) Financial Statement Schedule:
Report of Independent Accountants on Financial Statement
Schedule for the three years ended December 31, 2002	17
Valuation and Qualifying Accounts and Reserves (Schedule II)	18 - 21
Supplementary Information - Commitments and Contingencies	22
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits listed in the "Exhibit Index"	23-28
Exhibits Nos. 10-A through 10-L are management contracts
or compensatory plans or arrangements required to be
filed pursuant to Item 14(c) of this report.

(b)	During the fourth quarter of 2002, we filed a report on Form 8-K dated December 9, 2002, reporting that Dana and the participating banks had agreed to extend the maturity date of the company’s 364-day revolving credit facility from December 18, 2002 to February 17, 2003.

In the first quarter of 2003, we filed a report on Form 8-K dated January 9, 2003, reporting on remarks of Dana’s Chief Executive Officer and Chief Financial Officer during a presentation at the Detroit Auto Conference 2003, and a Form 8-K dated February 10, 2003, reporting on changes to Dana’s and DCC’s credit facilities and Dana’s accounts receivable securitization program.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION (Registrant)

Date: February 24, 2003	By: /s/ Michael L. DeBacker Michael L. DeBacker, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 24, 2003		/s/ Joseph M. Magliochetti Joseph M. Magliochetti, Chairman of the Board and Chief Executive Officer

Date: February 24, 2003		/s/ Robert C. Richter Robert C. Richter, Chief Financial Officer

Date: February 24, 2003		/s/ Richard J. Westerheide Richard J. Westerheide, Chief Accounting Officer

Date: February 24, 2003		*/s/ B.F. Bailar B.F. Bailar, Director

Date: February 24, 2003		*/s/ A.C. Baillie A.C. Baillie, Director

Date: February 24, 2003		*/s/ E.M. Carpenter E.M. Carpenter, Director

Date: February 24, 2003		*/s/ E. Clark E. Clark, Director

Date: February 24, 2003		*/s/ C.W. Grisé Cheryl W. Grisé, Director

Date: February 24, 2003		*/s/ G.H. Hiner G.H. Hiner, Director

Date: February 24, 2003		*/s/ J.P. Kelly J.P. Kelly, Director

Date: February 24, 2003		*/s/ M.R. Marks M.R. Marks, Director

Date: February 24, 2003		*/s/ R.B. Priory R.B. Priory, Director

Date: February 24, 2003		*/s/ F.M. Senderos F.M. Senderos, Director

Date: February 24, 2003	*By	/s/ Michael L. DeBacker Michael L. DeBacker, Attorney-in-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Joseph M. Magliochetti, certify that:

1.	I have reviewed this annual report on Form 10-K of Dana Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003	/s/ Joseph M. Magliochetti Joseph M. Magliochetti Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert C. Richter, certify that:

1.	I have reviewed this annual report on Form 10-K of Dana Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Shareholders
of Dana Corporation

Our audits of the consolidated financial statements referred to in our report dated February 10, 2003 appearing in the 2002 Annual Report to Shareholders of Dana Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Toledo, Ohio
February 10, 2003

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustments
			Trade accounts	arising
			receivable	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –
December 31, 2000	$43,816,000	$26,467,000	$(28,893,000)	$580,000	$41,970,000
December 31, 2001	41,970,000	25,899,984	(21,338,232)	(1,471,718)	45,060,034
December 31, 2002	45,060,034	26,751,000	(27,332,000)	(4,930,034)	39,549,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustments
				arising from
		Amounts	Amounts	change in
	Balance at	charged	"written off"	currency	Balance at
	beginning	(credited)	net of	exchange rates	end of
	of period	to income(1)	recoveries	and other items (1)	period

Year ended –
December 31, 2000	$40,838,000	$8,421,000	$(6,548,000)	$(15,000)	$42,696,000
December 31, 2001	42,696,000	(10,324,000)	(1,151,000)	(7,000)	31,214,000
December 31, 2002	31,214,000	3,739,000	(1,044,000)	52,000	33,961,000

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

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

				Adjustments
				arising
			Amounts	from change
	Balance at	Additions	"written off"	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

Year ended –
December 31, 2000	$83,200,000	$24,000,000	$(5,100,000)		$102,100,000
December 31, 2001	102,100,000	25,500,000			127,600,000
December 31, 2002	127,600,000	415,400,000	(5,300,000)		537,700,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(d) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR LOAN LOSSES

		Additions
	Beginning	charged to		Write-Off	Year end
	Balance	expense	Write-Off	Recoveries	Balance

Year ended –
December 31, 2000	$1,929,000	$9,910,000	$(3,984,000)	$6,000	$7,861,000
December 31, 2001	7,861,000	2,818,000	(6,464,000)	10,000	4,225,000
December 31, 2002	4,225,000	1,039,000	(2,337,000)	477,000	3,404,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SUPPLEMENTARY INFORMATION TO FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES

     We are a party to various legal proceedings (judicial and administrative) arising in the normal course of business, including proceedings which involve environmental and product liability claims. You can find additional information in “Note 17. Commitments and Contingencies” on pages 37 – 38 of our 2002 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 – 54 of our 2002 Annual Report.

     With respect to environmental claims, we are involved in investigative and/or remedial efforts at a number of locations, including “on-site” activities at currently or formerly owned facilities and “off-site” activities at “Superfund” sites where we have been named as a potentially responsible party. You can find more information about our accounting for such claims in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 27 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 – 54 of our 2002 Annual Report.

     With respect to product liability claims, we are named in proceedings involving alleged defects in our products. Such proceedings currently include a large number of claims (most of which are for relatively small damage amounts) based on alleged asbestos-related personal injuries. At December 31, 2002, approximately 139,000 such claims were outstanding, of which approximately 24,000 were settled pending payment. We have agreements with our insurance carriers providing for the payment of a significant majority of the indemnity costs and the legal and administrative expenses for these claims. You can find additional information about our accounting for product liability claims under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 44 -54 of our 2002 Annual Report.

EXHIBIT INDEX

No.	Description	Method of Filing

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998
3-B	By-Laws, adopted February 11, 2003	Filed with this Report
4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996
4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C.	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996
4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997
4-D	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998
4-E	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998
4-F	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999
4-G	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999
4-H	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying agent, dated as of December 6, 1999, with respect to DCC’s $500 million medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-J	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-K	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-L	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-M	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-N	Note Agreements (three) dated August 28, 1997, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 6.79% notes due August 28, 2004, in the aggregate principal amount of $16 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-O	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Life Insurance Company of North America for 6.79% notes due August 28, 2004, in the principal amount of $4 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-P	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Q	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-R	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-S	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-T	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-U	Note Agreement dated December 18, 1998, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.48% notes due December 1, 2005, in the	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

principal amount of $15 million
4-V	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-W	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-X	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Y	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Z	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-AA	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-BB	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Principal Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $30 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-CC	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and First Trenton Indemnity Company for 7.58% notes due August 16, 2004, in the principal amount of $2.5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-DD	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Travelers Casualty and Surety Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-EE	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and The Travelers Insurance Company for 7.58% notes	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

due August 16, 2004, in the principal amount of $2.5 million
4-FF	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-GG	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Columbia Universal Life Insurance Co. for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-HH	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-II	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-JJ	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Pacific Life and Annuity Company for 7.42% notes due December 15, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-KK	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and United Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-LL	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Companion Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $2 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-MM	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and €200 million of 9% Notes due August 15, 2011	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001
4-MM(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-MM(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001
4-NN	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002
4-NN(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities)	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002
4-NN(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities)	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002
10-A	Additional Compensation Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 3, 2000
10-A(1)	First Amendment to Additional Compensation Plan	Filed by reference to Exhibit 10-A(1) to our Form 10-Q for the quarter ended June 30, 2002
10-B	1997 Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 1999
10-B(1)	First Amendment to 1997 Stock Option Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 2, 2001
10-B(2)	Second Amendment to 1997 Stock Option Plan	Filed by reference to Exhibit 10-B(2) to our Form 10-Q for the quarter ended June 30, 2002
10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998
10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000
10-C(2)	Second Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002
10-D	Director Deferred Fee Plan	Filed by reference to Exhibit B to our Proxy Statement dated February 28, 1997
10-D(1)	First Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(1) to our Form 10-Q for the quarter ended March 31, 1998
10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-I(2) to our Form 10-K for the year ended December 31, 1998
10-D(3)	Third Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-D(3) to our Form 10-Q for the quarter ended June 30, 2002
10-E	Employment Agreement between Dana and J.M. Magliochetti	Filed by reference to Exhibit 10-E to our Form 10-K for the year ended December 31, 2000
10-F	Change of Control Agreement between Dana and W.J. Carroll. There are substantially similar agreements with B.N. Cole, M.A. Franklin, J.M	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997

Laisure, T.R. McCormack and R.C. Richter.
10-G	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and J.M. Magliochetti. There are substantially similar agreements with W.J. Carroll, M.A. Franklin, and R.C. Richter	Filed by reference to Exhibit 10-G to our Form 10-K for the year ended December 31, 2001
10-H	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002
10-I	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002
10-J	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998
10-J(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002
10-K	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995
10-L	Employee Stock Award Plan	Filed with this Report
13	Those sections of our 2002 Annual Report that are referred to in this Form 10-K	Filed with this Report
21	Subsidiaries of Dana	Filed with this Report
23	Consent of PricewaterhouseCoopers LLP	Filed with this Report
24	Power of Attorney	Filed with this Report
99-A	Certification pursuant to 18 U.S.C. Section 1350	Filed with this Report