Form 10-Q
period 2003-03-31
DANA CORP
filed 2003-05-01
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2003	Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio	43615

(Address of Principal Executive Offices)	(Zip Code)

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

Yes   X      No

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X      No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2003

Common stock, $1 par value	148,620,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

		Page Number

Cover		1

Index		2

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Balance Sheet (Unaudited) -
	March 31, 2003 and
	December 31, 2002	3

	Condensed Statement of Income (Unaudited) -
	Three Months Ended
	March 31, 2003 and 2002	4

	Condensed Statement of Cash Flows (Unaudited) -
	Three Months Ended
	March 31, 2003 and 2002	5

	Notes to Condensed Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results
	of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	29

Item 4.	Controls and Procedures	30

Part II. Other Information

Item 1.	Legal Proceedings	31

Item 4.	Submission of Matters to a Vote of
	Security Holders	31-32

Item 6.	Exhibits and Reports on Form 8-K	32

Signature		33

CEO Certification		34

CFO Certification		35

Exhibit Index		36

PART I. FINANCIAL INFORMATION

ITEM 1.	DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	March 31, 2003	December 31, 2002

Assets

Current assets

Cash and cash equivalents	$584	$571

Accounts receivable

Trade	1,492	1,348

Other	313	320

Inventories

Raw materials	403	369

Work in process and finished goods	753	747

Other current assets	829	763

Total current assets	4,374	4,118

Property, plant and equipment, net	2,522	2,556

Investments in leases	763	827

Investments and other assets	2,014	2,052

Total assets	$9,673	$9,553

Liabilities and Shareholders’ Equity

Current liabilities

Accounts payable and other current liabilities	$2,472	$2,537

Notes payable, including current portion of long-term debt	644	287

Total current liabilities	3,116	2,824

Long-term debt	2,947	3,215

Deferred employee benefits and other noncurrent liabilities	1,918	1,925

Minority interest in consolidated subsidiaries	106	107

Shareholders’ equity	1,586	1,482

Total liabilities and shareholders’ equity	$9,673	$9,553

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended March 31
	2003	2002

Net sales	$2,442	$2,321

Revenue from lease financing and other income	30	53

	2,472	2,374

Costs and expenses
Cost of sales	2,183	2,054
Selling, general and administrative expenses	201	221
Restructuring charges		37

Interest expense	59	67

	2,443	2,379

Income (loss) before income taxes	29	(5)

Income tax benefit (expense)	2	(20)

Minority interest	(2)	(6)

Equity in earnings of affiliates	17	18

Income (loss) from continuing operations	46	(13)

Income (loss) from discontinued operations	(5)	4

Income (loss) before effect of change in accounting	41	(9)

Effect of change in accounting		(220)

Net income (loss)	$41	$(229)

Basic earnings (loss) per common share

Income (loss) from continuing operations before effect of change in accounting	$0.31	$(0.09)

Income (loss) from discontinued operations	(0.03)	0.03

Effect of change in accounting		(1.48)

Net income (loss)	$0.28	$(1.54)

Diluted earnings (loss) per common share

Income (loss) from continuing operations before effect of change in accounting	$0.31	$(0.09)

Income (loss) from discontinued operations	(0.03)	0.03

Effect of change in accounting		(1.48)

Net income (loss)	$0.28	$(1.54)

Cash dividends declared and paid per common share	$0.01	$0.01

Average shares outstanding — Basic	148	148

Average shares outstanding — Diluted	149	149

The accompanying notes are an integral part of the condensed financial statements. The amounts reported above for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31
	2003	2002

Net income (loss)	$41	$(229)

Depreciation and amortization	103	121

Asset impairment	6	21

Change in accounting for goodwill		220

Loss (gain) on divestitures and asset sales	(11)	1

Working capital change	(237)	(35)

Other	(13)	(28)

Net cash flows from (used by) operating activities	(111)	71

Purchases of property, plant and equipment	(76)	(75)

Purchases of assets to be leased		(26)

Payments received on leases	9	9

Net payments from (loans to) customers	2	(3)

Divestitures		10

Asset sales	104	16

Other	6	27

Net cash flows — investing activities	45	(42)

Net change in short-term debt	87	(12)

Proceeds from long-term debt		250

Payments on long-term debt	(6)	(191)

Dividends paid	(1)	(1)

Other	(1)	1

Net cash flows — financing activities	79	47

Net change in cash and cash equivalents	13	76

Net change in cash of discontinued operations		(2)

Cash and cash equivalents — beginning of period	571	195

Cash and cash equivalents — end of period	$584	$269

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions)

1.	In our opinion, the accompanying condensed financial statements include all normal recurring adjustments necessary to a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. We have reclassified certain amounts in 2002 to conform to the 2003 presentation, primarily in connection with the reporting of discontinued operations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

2.	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee’s issuance. The disclosure requirements of FIN No. 45 were applied in our 2002 financial statements, including those relating to warranty obligations. The requirement to record a liability for guarantees issued or modified after December 31, 2002 was adopted as of January 1, 2003.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003. In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003.

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Statement requires the recognition of the fair value of the legal obligation associated with the retirement of long-lived assets at the time the obligation is probable and estimable. We adopted SFAS No. 143 on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement modifies the accounting for exit or disposal costs required by Emerging Issues Task Force Issue No. 94-3. Under Issue No. 94-3, a liability for exit costs was recognized at the date the entity committed itself to an exit plan. Under SFAS No. 146, a liability for exit costs is not recognized until the liability is incurred. We adopted this Statement on January 1, 2003. The implementation of this Statement will delay recognition of the liability for exit costs related to any restructuring plans approved after December 31, 2002.

ITEM 1. (Continued)

(in millions except share amounts)

The adoption of the new guidance described above did not have a material effect on our financial position as of January 1, 2003 or the results of our operations for the three months ended March 31, 2003.

3.	The following table reconciles the average shares outstanding for purposes of calculating basic and diluted net income (loss) per share.

	Three Months Ended March 31
	2003	2002

Average shares outstanding for the period — basic	148,152,281	148,124,866

Plus: Incremental shares from assumed conversion of —

Deferred compensation units	594,260	579,509

Restricted stock		86,252

Stock options	72	51,071

Potentially dilutive shares	594,332	716,832

Average shares outstanding for the period — diluted	148,746,613	148,841,698

A loss causes dilutive shares to have an antidilutive effect. Because we reported a loss from continuing operations for the three months ended March 31, 2002, the potentially dilutive shares have been disregarded in calculating diluted earnings per share for that period.

In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $4 and $5 in the first quarter of 2003 and 2002, respectively. The following table presents pro forma stock compensation expense, net of tax, net income (loss) and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings, which was less than $1 in each period, was incurred in connection with our stock award plan and our restricted stock plans.

ITEM 1. (Continued)

(in millions except per share amounts)

	Three Months Ended March 31
	2003	2002

Stock compensation expense, as reported	$—	$—

Stock compensation expense, pro forma	4	5

Net income (loss), as reported	$41	$(229)

Net income (loss), pro forma	37	(234)

Basic earnings per share

Net income (loss), as reported	$0.28	$(1.54)

Net income (loss), pro forma	0.25	(1.57)

Diluted earnings per share

Net income (loss), as reported	$0.28	$(1.54)

Net income (loss), pro forma	0.25	(1.57)

4.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $61 deferred translation gain in 2003 presented below includes the impact of a weakening U.S. dollar against the Canadian dollar, the euro, the Argentine peso and the Brazilian real. The $110 deferred translation loss in 2002 was primarily due to the strengthening of the U.S. dollar against the Argentine peso, the British pound, the Thai baht and the euro.

Our total comprehensive income (loss) is as follows:

	Three Months Ended March 31
	2003	2002

Net income (loss)	$41	$(229)

Other comprehensive income (loss):

Deferred translation gain (loss)	61	(110)

Other	2	2

Total comprehensive income (loss)	$104	$(337)

ITEM 1. (Continued)

(in millions)

5.	The comparison of the effective tax rates for the quarters ended March 31, 2003 and 2002 is complicated by the low level of pre-tax earnings and the impact of permanent differences between financial accounting rules and tax regulations. The benefit for income taxes of $2 recognized on pretax income of $29 for the three months ended March 31, 2003 differs significantly from an expected tax provision of $10 at a statutory tax rate of 35%. The primary reason for this difference relates to the utilization of a capital loss carryforward which enabled us to reduce our valuation allowance against deferred tax assets by $11. The provision for income taxes for the three months ended March 31, 2002 of $20 recognized on a pre-tax loss of $5 also differed from an expected tax benefit of $2 at a statutory tax rate of 35%. The primary reason for this difference relates to an increase of $11 in the valuation allowance for deferred tax assets relating to a reduced expectation of fully utilizing a foreign tax credit carryforward. The benefit for income taxes relating to discontinued operations differs from a statutory rate of 35% principally due to adjustment of income tax liabilities at our German-based FTE business in connection with the favorable resolution of certain tax issues.

6.	Our segments include our four market-based Strategic Business Units (SBUs) — Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG), and Heavy Vehicle Technologies and Systems Group (HVTSG) — and Dana Credit Corporation (DCC).

In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets during 2002. At December 31, 2002, DCC had total portfolio assets of approximately $1,700. During the quarter ended March 31, 2003, DCC realized approximately $80 of proceeds from the sale of assets and reported a net after-tax gain of $10. We will continue to pursue the sale of many of the remaining DCC assets. We expect to retain certain assets and liabilities, including debt, for tax and other business reasons. The retained assets, which had a carrying value that approximated $900 at March 31, 2003, include certain service-related assets which support other Dana operations, a technology-based service business where joint marketing opportunities exist, and certain portfolio investments where tax attributes and/or market conditions make disposal uneconomical at this time. The retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We believe that the remaining assets will generate sufficient cash to service DCC’s debt portfolio over the next several years.

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

Information used to evaluate the segments and regions is as follows:

ITEM 1. (Continued)

(in millions)

	Three Months Ended March 31
		Inter-			Net
	External	Segment		Operating	Profit
2003	Sales	Sales	EBIT	PAT	(Loss)

ASG	$943	$31	$43	$36	$15

AAG	513	4	25	15	2

EFMG	518	23	36	23	13

HVTSG	454	21	25	16	3
DCC				6	6
Other	14	1	(54)	(60)	(3)

Total continuing operations	2,442	80	75	36	36
Discontinued operations			(7)	(5)	(5)

Total operations	2,442	80	68	31	31
Unusual items excluded from performance measures				10	10

Consolidated	$2,442	$80	$68	$41	$41

North America	$1,780	$22	$74	$45	$9
Europe	430	20	27	25	16
South America	111	43	11	7	5
Asia Pacific	121	1	11	7	4
DCC				6	6
Other			(48)	(54)	(4)

Total continuing operations	2,442	86	75	36	36
Discontinued operations			(7)	(5)	(5)

Total operations	2,442	86	68	31	31
Unusual items excluded from performance measures				10	10

Consolidated	$2,442	$86	$68	$41	$41

2002

ASG	$873	$21	$45	$38	$16

AAG	534	4	36	22	7
EFMG	491	25	26	17	6

HVTSG	408	26	17	10	(1)
DCC				10	10

Other	15	5	(52)	(65)	(6)

Total continuing operations	2,321	81	72	32	32

Discontinued operations			(6)	(4)	(4)

Total operations	2,321	81	66	28	28

Unusual items excluded from performance measures			(46)	(37)	(37)

Change in accounting				(220)	(220)

Consolidated	$2,321	$81	$20	$(229)	$(229)

North America	$1,758	$11	$99	$63	$19

Europe	366	18	17	16	7

South America	120	42	9	5	2

Asia Pacific	77		2	1	(1)

DCC				10	10

Other			(55)	(63)	(5)

Total continuing operations	2,321	71	72	32	32

Discontinued operations			(6)	(4)	(4)

Total operations	2,321	71	66	28	28

Unusual items excluded from performance measures			(46)	(37)	(37)

Change in accounting				(220)	(220)

Consolidated	$2,321	$71	$20	$(229)	$(229)

ITEM 1. (Continued)

(in millions)

The amounts reported for 2002 have been reclassified to reflect our discontinued operations.

Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.

The Other category includes businesses unrelated to the segments, trailing liabilities for closed plants and corporate administrative functions. For purposes of presenting operating PAT, Other also includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the net profit (loss) column, Other includes the net profit or loss of businesses not assigned to the segments and closed plants (but not discontinued operations), minority interest in earnings and the tax differential.

The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income (loss) before income taxes as presented in the condensed statement of income.

	Three Months
	Ended March 31
	2003	2002

EBIT	$75	$72

Unusual items excluded from performance measures:

Total operations		(46)

Discontinued operations		6

Interest expense, excluding DCC	(42)	(45)

Interest income, excluding DCC	4	1

DCC pre-tax income (loss)	(8)	7

Income (loss) before income taxes	$29	$(5)

Unusual items excluded from performance measures in 2002 presented in the segment table and the EBIT reconciliation table include charges related to our restructuring efforts and gains and losses on divestitures. In 2003, a $10 after-tax gain on the sale of assets by DCC is the only unusual item excluded from performance measures.

ITEM 1. (Continued)

(in millions)

Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ 2003 operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months ended March 31, 2003 are summarized by SBU in the following table. They are included in operating PAT and net profit net of a 39% tax effect.

			Restructuring
	Restructuring	Reversals of	Disposition
	Provisions	Accruals	Gain (Loss)

ASG	$3	$5	$(1)

AAG	1

EFMG	1		1

HVTSG	1	1	1

	$6	$6	$1

7.	The changes in goodwill during the quarter ended March 31, 2003, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	March 31,
	2002	and Other	2003

ASG	$184	$9	$193

AAG	30		30

EFMG	236		236

HVTSG	118	(1)	117

	$568	$8	$576

8.	At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the first quarter of 2003, we made additional progress toward the completion of these plans, including the relocation of people and equipment. In connection with these efforts, we accrued an additional $6 for exit costs, including the cost of transferring people and equipment and maintaining buildings held for sale. In addition, we reduced accruals relating to certain restructuring initiatives by $6 because we determined that estimates exceeded the amounts necessary to complete the activities remaining from our planned restructuring activities. We also recognized a gain of $1 on the sale of assets that were considered impaired and had previously been written down. On a net basis, restructuring provisions and adjustments had a positive effect of less than $1 on net income for the quarter ended March 31, 2003.

ITEM 1. (Continued)

(in millions except employees)

The following summarizes the activity in accrued restructuring expenses during the first quarter of 2003:

	Employee
	Termination	Exit
	Benefits	Costs	Total

Balance at December 31, 2002	$181	$64	$245

Activity during the period:

Charges (credits) to expense	(6)	6

Cash payments	(23)	(21)	(44)

Balance at March 31, 2003	$152	$49	$201

At March 31, 2003, $201 of restructuring charges remained in accrued liabilities. This balance was comprised of $152 for the termination of employees, including the announced termination of approximately 2,250 employees scheduled for the remainder of 2003, and $49 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $85 in the remainder of 2003, $57 in 2004 and $59 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and cash flows in 2003 will be more than adequate to satisfy our obligations related to our restructuring plans.

9.	We divested our American Electronic Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company and FTE businesses and the majority of our Boston Weatherhead division during the fourth quarter of 2002. We have entered into an agreement to sell a significant portion of our Engine Management operations, which sale is expected to be completed in 2003. These operations comprise the discontinued operations reported in our financial statements. Under the requirements of SFAS No. 144, the net income statement components of the discontinued operations, including any gains or losses on disposition, are aggregated and presented on a single line in the income statement. The income statement for the first quarter of 2002 has been reclassified similarly to include the results of these businesses as discontinued operations.

The following summarizes the revenues and expenses of our discontinued operations and reconciles the amounts reported in the condensed statement of income to operating PAT reported in the segment table, which excludes restructuring and unusual charges in 2002.

	Three Months Ended
	March 31
	2003	2002

Sales	$80	$200

Other income		1

Cost of sales	74	184

Selling, general and administrative expenses	14	27

Restructuring charges		2

Interest expense		1

Loss before income taxes	(8)	(13)

Income tax benefit	3	17

Income (loss) reported in condensed statement of income	(5)	4

Restructuring and unusual items		(8)

Operating PAT in segment table	$(5)	$(4)

ITEM 1. (Continued)

(in millions)

The sales of our discontinued operations, while not included in our segment data, were associated with our SBUs as follows:

	Three Months Ended March 31
	2003	2002

AAG	$67	$92

ASG		63

EFMG	13	37

Other		8

	$80	$200

In 2002, we charged $2 related to employee termination benefits and exit costs related to closing warehouse facilities in our Engine Management business included in discontinued operations. We also recorded income tax benefits in our FTE brake actuator business in Germany in connection with the favorable resolution of certain tax issues.

With respect to the condensed consolidated balance sheet, the assets and liabilities relating to the discontinued operations at March 31, 2003 are aggregated and classified as net assets and net liabilities held for sale. Included in other current assets at March 31, 2003 are total assets related to discontinued operations of $187, consisting primarily of inventory of $95 and property, plant and equipment of $62. Other accrued liabilities at March 31, 2003 included total liabilities of $65 related to discontinued operations, including $35 of accounts payable, $11 of accrued payroll and related benefits and $19 of other accrued expenses. Other current assets at December 31, 2002 included $177 of total assets of discontinued operations, consisting primarily of $99 of inventory and $67 of property, plant and equipment. Other accrued liabilities at December 31, 2002 included total liabilities of $68 related to discontinued operations, including $40 of accounts payable, $11 of accrued payroll and related benefits and $15 of other accrued expenses.

In the condensed statement of cash flows, the cash flows of discontinued operations are not separately classified.

10.	Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent that they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

Asbestos-Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements.

ITEM 1. (Continued)

(in millions except number of claims)

In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

At March 31, 2003, we had approximately 130,000 pending asbestos-related product liability claims, consisting of approximately 118,000 unresolved claims and approximately 12,000 claims settled pending payment (including 10,000 claims remaining from when we were a member of the CCR and 2,000 claims that we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims we have settled subsequently).

The change in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At March 31, 2003, we had accrued $121 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $103 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At March 31, 2003, we had amounts receivable from our insurers and others of $40 representing reimbursements for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may continue to increase until the proceedings are ultimately concluded.

Other Product Liabilities — At March 31, 2003, we had accrued $12 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At March 31, 2003, we had accrued $63 for contingent environmental liabilities, compared to $59 at December 31, 2002, with no recovery expected from other parties at either date.

ITEM 1. (Continued)

(in millions)

The difference between our minimum and maximum estimates for these liabilities was $3 at both dates.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At March 31, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24. We expect $47 to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from those reported as of December 31, 2002. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Assumptions — The amounts recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates derived from our historical experience and current information. If our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, the actual amount of our liability for asbestos-related claims and the effect on the company could differ materially from our current expectations.

11.	We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months ended March 31, 2003 and 2002 follow:

	2003	2002

Balance, beginning of period	$135	$138

Amounts accrued for current period sales	14	14

Adjustments of prior accrual estimates		2

Settlements of warranty claims	(19)	(21)

Impact of divestitures and acquisitions

Foreign currency translation		(1)

Balance, end of period	$130	$132

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions)

As you read this Form 10-Q, we encourage you to review the financial statements and accompanying notes and read Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) for the year ended December 31, 2002.

Liquidity and Capital Resources

Cash Flows — Operating activities used cash of $111 in the first quarter of 2003. Net income reported for the first quarter of 2003 totaled $41 compared to a $229 net loss reported in 2002. After adjusting for the $220 effect of the change in accounting recorded in 2002, this represents an improvement in earnings of $50. Depreciation and amortization expense totaled $103 in 2003 and $121 in 2002, a difference of $18 that is attributable to the reduced capital spending, asset sales and divestitures in recent years. Impairment adjustments, which do not affect cash flows, declined by $15 from the first quarter of last year. The change in operating cash flows resulted mainly from the seasonal increase in accounts receivable which caused working capital to increase $237 since the end of 2002. Working capital increased a modest $35 during the initial quarter of 2002 as the benefit of reduced inventories and the receipt of a tax refund offset a large portion of the seasonal impact of higher first-quarter sales on accounts receivable.

     We have continued to maintain tight control of capital spending in 2003. The $76 expended in the first quarter of the current year reflects a $1 increase over the same period in 2002. Our 2003 capital budget approximating $350, a $25 reduction from 2002, suggests capital outlays will increase over the next three quarters but still lag behind the 2002 level. There were no purchases of assets to be leased in the first quarter of 2003 as DCC has suspended origination activity under all of its established programs; lease receipts were even with the first quarter of last year. There were no cash flows related to acquisitions or divestitures in the first quarter of the current year, a $10 decline from the proceeds realized in the same period in 2002. However, asset sales for the first quarter have generated $104 in 2003 compared to $16 in 2002. Asset sale proceeds in 2003 related primarily to DCC transactions, although $24 pertained to non-DCC transactions including approximately $20 that relates to dispositions of assets connected to restructuring projects. Overall, investing activities provided $45 in the first three months of 2003 after using $42 in the same period in 2002.

     Financing activities generated $79 in the first quarter of 2003, as borrowings of $160 under our accounts receivable securitization program were partially offset by reductions in short-term borrowings at DCC. Moving $250 of senior note principal payments scheduled for the first quarter of 2004 from long-term debt to notes payable caused a further increase in current debt but did not affect cash flows. In the same period in 2002, we used the proceeds from a private placement of $250 in unsecured notes primarily to reduce borrowings under one of our revolving credit facilities. Medium-term notes totaling $135 matured in January 2002 and we also repaid $56 of long-term debt within our leasing operations.

     Managing our cash remains a high priority. Our estimate of maximum cash outlays related to restructuring activities is $150 for 2003 and we expect to reduce working capital, exclusive of our restructuring activities, by $200 based on the projected levels of production for 2003. Within our investing activities, we are committed to a 2003 budget of approximately $350 for capital spending and expect to receive more than $100 in proceeds from the divestiture of businesses and assets held for sale, excluding activities at DCC. Achieving these targets would result in further improvement to our net debt position, defined as notes payable and long-term debt, less cash and marketable securities.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     Financing Activities — Committed and uncommitted bank lines enable us to make bank borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,239 at March 31, 2003. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s and BBB- by S&P. We also have a total capacity of $400 under an accounts receivable securitization program. At March 31, 2003, approximately $203 was outstanding under various Dana lines, including $160 under the accounts receivable program.

     The Dana long-term credit facility requires us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.25:1 at March 31, June 30 and September 30, 2003 and 1.10:1 at December 31, 2003 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.80:1 at March 31, June 30 and September 30, 2003, 1.90:1 at December 31, 2003, 2.25:1 at March 31, 2004 and 2.50:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 3.40:1 at March 31, June 30 and September 30, 2003, 2.90:1 at December 31, 2003 and 2.50:1 at March 31, 2003 and thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all of these ratio requirements at March 31, 2003.

     In addition, DCC had credit lines of $215 at March 31, 2003, including a revolving credit facility with a maximum borrowing capacity of $200. The amount available under the facility, which matures in June 2004, is subject to reduction at the end of each calendar quarter equal to two-thirds of net cash proceeds from sales of DCC assets after February 6, 2003. Interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At March 31, 2003, there was $60 outstanding under DCC’s revolving credit facility.

     Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under our long-term credit facility in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related arrangement. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under the long-term credit facility or any of our significant note

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     Based on our rolling forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

     Hedging Activities — At March 31, 2003, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts is a favorable amount less than $1. These contracts have been valued by independent financial institutions using the exchange spot rate on March 31, 2003, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under the agreements, we receive an average fixed rate of interest of 9.27% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the notes. The $20 fair value of these agreements at March 31, 2003 was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the agreements remain open.

     At March 31, 2003, DCC was committed to receive payments based on interest rates which change periodically in line with prevailing short-term market rates (the average rate being received at March 31, 2003 was 2.67%) and to pay based on an average rate of 7.95%, which is fixed over the period of the agreements, on a notional amount of $45. The $2 aggregate fair value of these agreements at March 31, 2003 was recorded as a current liability and offset on an after-tax basis by an adjustment to accumulated other comprehensive income. DCC’s interest rate swaps expire in the second half of 2003.

     The fair values of these swap agreements, by year of maturity, are liabilities of $2 in 2003 and assets of $20 beyond 2006. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

     Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, firm commitments made to acquire equipment and other fixed assets and purchases of certain raw materials. With the exception of payments required under our long-term debt and operating lease agreements, we do not have fixed cash payment obligations that extend beyond 24 months.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

     The following table summarizes our fixed cash obligations as of March 31, 2003:

		Payments Due by Period

		Less
		than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years

Principal of Long-Term Debt	$3,328	$381	$265	$609	$2,073

Operating Leases	491	73	135	87	196

Unconditional Purchase Obligations	178	175	3

Total Contractual Cash Obligations	$3,997	$629	$403	$696	$2,269

     In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $8. Under the other guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but is not expected to exceed $44. We procure tooling from a variety of suppliers. In certain instances we may guarantee tooling suppliers’ obligations that are specific to our tooling orders to facilitate the suppliers’ financing of the tools. At March 31, 2003, we had $15 of guarantees outstanding in connection with a tooling order for one of our OE programs. Although our Board authorization permits us to issue tooling guarantees up to $80 for this program, we do not currently expect such guarantees to exceed $50.

     At March 31, 2003, we maintained cash balances of $160 on deposit with financial institutions, of which $69 may not be withdrawn, to support stand-by letters of credit, surety bonds or trusteed certificate accounts amounting to $211 issued on our behalf by financial institutions. These financial instruments are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn or the surety bonds or certificate accounts were called.

     Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent that they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

ITEM 2. (Continued)

(in millions except number of claims)

Liquidity and Capital Resources

     Asbestos-Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements. In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

     At March 31, 2003, we had approximately 130,000 pending asbestos-related product liability claims, consisting of approximately 118,000 unresolved claims and approximately 12,000 claims settled pending payment (including 10,000 claims remaining from when we were a member of the CCR and 2,000 claims that we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims that we have settled subsequently).

     The change in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At March 31, 2003, we had accrued $121 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $103 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At March 31, 2003, we had amounts receivable from our insurers and others of $40 representing reimbursements for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may continue to increase until the proceedings are ultimately concluded.

     Other Product Liabilities — At March 31, 2003, we had accrued $12 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

     Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At March 31, 2003, we had accrued $63 for contingent environmental liabilities,

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

compared to $59 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $3 at both dates.

     Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At March 31, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24. We expect $47 to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from those reported as of December 31, 2002. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

     Assumptions — The amounts recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates derived from our historical experience and current information. If our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, the actual amount of our liability for asbestos-related claims and the effect on the company could differ materially from our current expectations.

Labor Agreements

From time to time, we negotiate collective bargaining agreements covering one or more of our facilities. Substantially more of these agreements will expire in 2003 and 2004 than expired in 2002. While our production and costs could be adversely affected if there are protracted disputes during negotiations for the new agreements, we believe that we have good relations with our employees and we will negotiate new agreements in good faith.

Critical Accounting Estimates

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate that is re-evaluated each period based on changes in the components used to determine the annual effective rate. When such changes are significant, adjustments to the effective annual rate are reflected in the interim period.

     As discussed in Note 2 to the condensed financial statements, we adopted a number of new accounting pronouncements on January 1, 2003. These pronouncements did not have a material effect on our financial position as of January 1, 2003 or our results of operations or cash flows for the three months ended March 31, 2003. Our critical accounting estimates, as described in our Form 10-K for the year ended December 31, 2002, were not affected by the new pronouncements.

ITEM 2. (Continued)

(in millions except employees)

Restructuring

At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the first quarter of 2003, we made additional progress toward the completion of our restructuring plans, including the relocation of people and equipment. In connection with these efforts, we accrued an additional $6 for exit costs, including the cost of transferring people and equipment and maintaining buildings held for sale. In addition, we reversed accruals totaling $6 relating to certain restructuring initiatives because the accruals exceeded the amounts necessary to complete the activities remaining from our planned restructuring activities. We also recognized a gain of $1 on the sale of assets that were considered impaired and had previously been written down. On a net basis, restructuring activities had a positive effect of less than $1 on net income for the quarter ended March 31, 2003.

      The following summarizes the activity in accrued restructuring expenses during the first quarter of 2003:

	Employee
	Termination	Exit
	Benefits	Costs	Total

Balance at December 31, 2002	$181	$64	$245

Activity during the period:

Charges (credits) to expense	(6)	6

Cash payments	(23)	(21)	(44)

Balance at March 31, 2003	$152	$49	$201

     At March 31, 2003, $201 of restructuring charges remained in accrued liabilities. This balance was comprised of $152 for the termination of employees, including the announced termination of approximately 2,250 employees scheduled for the remainder of 2003, and $49 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $85 in the remainder of 2003, $57 in 2004 and $59 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. Our liquidity and cash flows will be more than adequate to satisfy our obligations related to our restructuring plans.

Results of Operations (Three Months 2003 versus Three Months 2002)

Our worldwide sales were $2,442 in the first quarter of 2003, an increase of $121 or 5% from the $2,321 recorded in the first quarter of 2002. The increase included $1 related to the effect of divestitures, net of acquisitions, and $44 of beneficial effects of currency fluctuations. Excluding these effects, worldwide sales increased $78 or 3% when compared to the first quarter of last year. Our worldwide sales increase occurred outside the U.S. market, where 2003 sales of $1,548 represented a decline of $1 when compared to the first quarter of last year, with no impact from acquisitions or divestitures.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2003 versus Three Months 2002)

     Overall sales outside the U.S. increased $122 or 16% compared to the first quarter of last year with $44 of the increase resulting from the weakening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest positive impacts were the euro ($58), the Canadian dollar ($11) and the Australian dollar ($10), while the Brazilian real has declined since the first quarter of 2002, causing a $35 negative impact. Excluding the beneficial effect of currency fluctuations and the $1 impact of divestitures net of acquisitions, non-U.S. sales were up in local markets with a $79 or 10% increase.

     Sales of our continuing operations by region for the first three months of 2003 and 2002 were as follows:

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

North America	$1,780	$1,758	1	1

Europe	430	366	18	18

South America	111	120	(7)	(7)

Asia Pacific	121	77	57	57

     Sales in North America increased $22 or 1% for the period, with no impact from divestitures or acquisitions. The relative weakness of the U.S. dollar accounted for $7 of the increase in sales, while organic growth (the residual change after excluding the effects of acquisitions, divestitures and currency changes) accounted for another $15 of increase when compared to the first quarter of last year. The European sales increase of $64 resulted entirely from currency impact. Sales in local markets declined $6 and the net impact of acquisitions and divestitures was a modest $1 decrease, but the favorable effect of conversion to U.S. dollars added $71. South American sales experienced organic growth of $30 with no impact from acquisitions or divestitures, but overall sales declined $9 or 8% after an adverse currency impact of $39. Sales in Asia Pacific were up $44 or 57% as organic growth of $33 and a favorable currency impact of $11 combined to lift our sales in the region significantly when compared to the first quarter of last year.

     Our segments are our four market-based Strategic Business Units (SBUs) — Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG) — and Dana Credit Corporation (DCC).

     Sales by segment for the first three months of 2003 and 2002 are presented in the following table. Other represents operations that have not been assigned to an SBU but excludes discontinued operations.

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

ASG	$943	$873	8	7

AAG	513	534	(4)	(4)

EFMG	518	491	5	7

HVTSG	454	408	11	11

Other	14	15	(9)	(9)

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2003 versus Three Months 2002)

     ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales increase of $70 or 8% in the first quarter of 2003. The North American region experienced $21 of the increase, as production levels of our customers continued at a higher pace than in the first quarter of last year. The quarter also marked an improvement of $64 over the final quarter of 2002, continuing the slow recovery from the sharp decrease seen in the third quarter of 2002. We believe that the continued high sales incentives of our customers have kept light vehicle inventory levels in line with retail sales, in contrast to last year when increased inventory levels led to OEM production cuts in the first quarter. The other regions reported an aggregate sales increase of $49 in the quarter. European sales declined $4 in local markets, but increased $15 overall due to $8 of acquisition impact, and $11 related to strengthening currencies in the region. Sales in South America declined $5 overall as organic growth of $12 was more than offset by $17 of adverse currency impact. Sales in Asia Pacific increased $39 or 53%. Net new business in Australia helped ASG realize organic growth of $29 and positive currency effects added $10.

     AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales decline of $21 during the first quarter of 2003. Sales in North America were down $27, as the aftermarket continued to be soft and customers shifted demand away from premium-priced product lines. European sales were up $9 as a positive currency effect of $10 offset slightly softened local market sales. South American sales were down $3 as an adverse currency effect of $8 offset $5 of local growth. Asia Pacific sales were unchanged.

     EFMG, which sells sealing products, bearing, fluid management and power-cylinder products to a variety of markets, experienced a sales increase of $27 when compared to the first quarter of 2002. North American sales improved $8 in a year-over-year comparison, mostly due to a local sales increase of $5 while the effect of currency movement added another $3 for the period. Sales in Europe increased $20 as stronger currencies caused a positive impact of $27 and local markets showed a $2 improvement, while a divestiture impact of $9 slightly offset these gains. Sales in South America were down $1 as adverse currency movement of $11 offset organic growth of $10, and Asia Pacific sales were flat for the quarter.

     HVTSG, which sells axles and brakes, drivetrain and suspension components and modular assemblies for commercial and off-highway markets experienced a sales increase of $46 in the quarter. Sales in the first quarter of 2003 consisted of $278 from the commercial vehicle market and $176 from the off-highway markets. North American sales saw an increase of $21 overall as organic growth of $22 was tempered by a $1 decrease from the effects of exchange when compared to the first quarter of 2002. This organic growth was divided nearly equally between the commercial vehicle and off-highway markets. Sales related to the heavy truck market leveled off following a decline in the final quarter of 2002. Pre-buying of Class 8 trucks in advance of an October 2002 change in emission requirements for heavy-duty diesel engines had caused a surge in sales in the two previous quarters. Sales in Europe increased $20 due to stronger currencies in the region, as local sales decreased $3 when compared to the first quarter of last year. Sales in South America were flat as local market growth of $2 was completely offset by adverse effects of currency movement. Asia Pacific sales increased $5, due mostly to local market increases for the quarter.

     Revenue from lease financing and other income was $23 lower in the first quarter of 2003. DCC revenues have declined from the first quarter of 2002 levels, particularly for lease financing, which declined $14 from last year’s first-quarter volume. This change is in line with reductions in DCC’s lease asset portfolio.

ITEM 2. (Continued)

(in millions)

Results of Operations (Three Months 2003 versus Three Months 2002)

     Gross margin for the first quarter of 2003 was 10.6%, compared to 11.5% for the first quarter of 2002. Gross margin has been positively and negatively affected by a number of factors, including start-up expenses in our structural products area relating to an abnormal number of new product platforms in an introductory stage, higher steel prices and increases in healthcare and retirement program costs. Gross margin was further affected by reductions in sales due to product price concessions and a shift in demand away from premium-priced brands in the aftermarket. The benefits associated with our restructuring program activity positively affected our margins, though not enough to fully offset the cost factors. However, some of the cost factors were unique to the quarter or will diminish during the remainder of the year. In addition, the restructuring benefits are expected to further increase as remaining restructuring activities are completed. Accordingly, we expect improvement in gross margin to occur in the second half of 2003.

     Selling, general and administrative expenses for the quarter decreased $20 compared to the same period in 2002, falling from 9.5% of sales to 8.2% of sales as we realized benefits from our restructuring actions. We also benefited from a decrease in expenses related to DCC.

     Operating margin for the quarter was 2.4% compared to 2.0% in the first quarter of 2002 for the above reasons.

     Interest expense for the quarter was $8 lower than in the same quarter of last year, resulting from the combined effect of decreased debt levels and lower rates.

     The comparison of the effective tax rates for the quarters ended March 31, 2003 and 2002 is complicated by the low level of pre-tax earnings and the impact of permanent differences between financial accounting rules and tax regulations. The benefit for income taxes of $2 recognized on pretax income of $29 for the three months ended March 31, 2003 differs significantly from an expected tax provision of $10 at a statutory tax rate of 35%. The primary reason for this difference relates to the utilization of a capital loss carryforward which enabled us to reduce our valuation allowance against deferred tax assets by $11. The provision for income taxes for the three months ended March 31, 2002 of $20 recognized on a pre-tax loss of $5 also differed from an expected tax benefit of $2 at a statutory tax rate of 35%. The primary reason for this difference relates to an increase of $11 in the valuation allowance for deferred tax assets relating to a reduced expectation of fully utilizing a foreign tax credit carryforward. The benefit for income taxes relating to discontinued operations differs from a statutory rate of 35% principally due to adjustment of income tax liabilities at our German-based FTE business in connection with the favorable resolution of certain tax issues.

     Minority interest in net income of consolidated subsidiaries decreased $4 compared to the first quarter of last year as last year included a gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

     Equity in earnings of affiliates through March 31, 2003 was $1 lower than in the first quarter of 2002.

     Our reported net income of $41 for the quarter represents an improvement of $270 over the first quarter of 2002. The prior period included a $220 charge from a change in accounting for goodwill, resulting from our adoption of SFAS No. 142, and $37 of charges related to our restructuring activities.

ITEM 2. (Continued)

(in millions except units of production)

Market Trends

     During the first quarter of 2003, North American light vehicle original equipment manufacturers (OEMs) continued their trend of offering high dealer incentive programs to help maintain their sales and production levels. Despite these programs, sales in North America for the quarter were approximately 3% below those reported for the first quarter of 2002. New incentive programs, including April’s 0%/60-month program, will likely drive new all-time high discounts. North American light vehicle production for the quarter was up slightly (about 2%). Passenger car production was down approximately 5% while light truck production was up about 9%. Dealer inventories for the quarter rose to 71 days. This reflects a 21% increase from March 2002’s low level, underscoring the need for the recently announced incentive programs if manufacturers wish to reduce inventories without altering production schedules. Inventories for passenger cars stood at 62 days while inventories for light truck stood at 78 days.

     In response to the rise in inventories, a number of North American light vehicle OEMs have announced cutbacks to their previous production estimates for the second quarter. Our largest customer, Ford, for example, announced cutbacks of 17% in its planned production schedule for the second quarter. With these cutbacks, our current outlook is for light duty production in the second quarter to be about the same as this year’s first quarter. We continue to expect full year 2003 production to approximate 15.8 million to 16.2 million units, slightly below 2002’s volume of 16.4 million.

     The aftermarket has experienced decreased demand as manufacturers and distributors continue to consolidate and work off the resulting excess inventories. Additionally, a lengthening in replacement cycles due to improved quality has also impacted demand and substantiates why aftermarket revenues are expected to be flat in 2003.

     We anticipate a gradual improvement in North American heavy vehicle sales following a slow start in 2003. For the first quarter, heavy truck builds were approximately 33,000 units. We expect the second quarter build to be about the same before picking up in the second half of the year. We estimate 2003 build rates will approximate 180,000 to 185,000 units for heavy trucks and 190,000 units for medium duty. We believe this market is poised for recovery as inventory levels are less than a two-month supply, used vehicle prices have stabilized, the new EPA standards governing diesel engine emissions have been implemented and production backlogs are very low.

     We expect to benefit from net new business of nearly $465 in 2003 and approximately $4,865 from 2003 through 2007 based on our review of the production projections of our customers.

ITEM 2. (Continued)

(in millions)

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of their and our programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs (including that of steel) that cannot be recouped in product pricing; our upcoming collective bargaining negotiations and those of our customers in the North American light vehicle sector; our ability to complete the Engine Management aftermarket operations divestiture; our success in completing our restructuring activities; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within “Liquidity and Capital Resources.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to our exposures to market risk since December 31, 2002.

     The financing activities of the first quarter of 2003 are described under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

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

Internal Controls

     Our CEO and CFO are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that Dana’s assets are protected from loss. These internal controls are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent accountants to support their audit work. In addition, our Audit Committee, which is composed entirely of outside directors, meets regularly with management, internal auditors and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

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

     We have previously reported an environmental proceeding with the Michigan Department of Environmental Quality involving a proposed consent order and fine of $175,511 relating to alleged air permit and rule violations at our Sanford Street plant in Muskegon, Michigan. There were no material developments in this proceeding during the first quarter and we continue to expect that the order will be finalized and executed in the second quarter of 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following are the results of voting by stockholders present or represented by proxy at our annual meeting on April 2, 2003.

     Item 1. Election of Directors. The stockholders elected the following persons to serve as directors of Dana until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld
B. F. Bailar	109,879,668	14,088,778

A. C. Baillie	115,408,315	8,560,131

E. M. Carpenter	110,383,411	13,585,035

E. Clark	109,538,671	14,429,775

C. W. Grisé	116,195,565	7,772,881

G. H. Hiner	109,216,967	14,751,479

J. P. Kelly	110,408,462	13,559,984

J. M. Magliochetti	113,973,849	9,994,597

M. R. Marks	115,492,593	8,475,853

R. B. Priory	110,342,604	13,625,842

F. M. Senderos	116,242,251	7,726,195

     Item 2. Proposal to Adopt the Dana Corporation Amended and Restated Stock Incentive Plan. The stockholders approved the Dana Corporation Amended and Restated Stock Incentive Plan, including the issuance of an additional 5,000,000 shares of Dana common stock under the Plan. There were 95,674,537 votes approving the Plan, 26,884,963 votes against, 1,408,943 votes abstaining and no broker non-votes.

     Item 3. Proposal to Approve the Dana Corporation Director Deferred Fee Plan, as Amended and Restated. The stockholders approved the Dana Corporation Director Deferred Fee Plan, as amended and restated, including the issuance of an additional 200,000 shares of Dana common stock under the Plan. There were 105,082,636 votes approving the Plan, 17,331,838 votes against, 1,553,968 votes abstaining and no broker non-votes.

ITEM 4. (Continued)

     Item 4. Ratification of Selection of Independent Accountants. The stockholders ratified the selection of PricewaterhouseCoopers LLP as Dana’s independent accountants for fiscal year 2003. There were 110,844,486 votes for ratification, 11,158,695 votes against, 1,965,266 votes abstaining and no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed or furnished (Exhibit 99) as a part of this report:

10-B	Amended and Restated Stock Incentive Plan

10-D	Director Deferred Fee Plan, as amended and restated

99	Certifications Pursuant to 18 U.S.C. Section 1350

(b)	As previously reported, during the first quarter of 2003 we filed a report on Form 8-K dated January 9, 2003, reporting on remarks of Dana’s Chief Executive Officer and Chief Financial Officer during a presentation at the Detroit Auto Conference 2003, and a report on Form 8-K dated February 10, 2003, reporting on changes to Dana’s and DCC’s credit facilities and Dana’s accounts receivable securitization program.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: May 1, 2003	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Joseph M. Magliochetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ Joseph M. Magliochetti Joseph M. Magliochetti Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
UNDER SECTION 302 OF THE SARBANES-OXLEY ACT

I, Robert C. Richter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dana Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

No.	Description	Method of Filing or Furnishing

10-B	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003

10-D	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003

99	Certifications Pursuant to 18 U.S.C. Section 1350	Furnished with this report