Form 10-Q
period 2003-06-30
DANA CORP
filed 2003-07-25
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

Commission File Number 1-1063

Dana Corporation

(Exact name of Registrant as Specified in its Charter)

Virginia (State or other jurisdiction of incorporation or organization)	34-4361040 (IRS Employer Identification Number)

4500 Dorr Street, Toledo, Ohio (Address of Principal Executive Offices)	43615 (Zip Code)

(419) 535-4500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2003
Common stock, $1 par value	148,611,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.

DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	June 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$632	$571
Accounts receivable
Trade	1,537	1,348
Other	283	320
Inventories
Raw materials	404	369
Work in process and finished goods	751	747
Other current assets	692	763

Total current assets	4,299	4,118
Property, plant and equipment, net	2,492	2,556
Investments in leases	697	827
Investments and other assets	2,122	2,052

Total assets	$9,610	$9,553

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$463	$287
Accounts payable	1,132	1,004
Other current liabilities	1,244	1,533

Total current liabilities	2,839	2,824
Long-term debt	2,924	3,215
Deferred employee benefits and other noncurrent liabilities	1,969	1,925
Minority interest in consolidated subsidiaries	93	107
Shareholders’ equity	1,785	1,482

Total liabilities and shareholders’ equity	$9,610	$9,553

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1.	(Continued)

DANA CORPORATION

CONDENSED STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net sales	$2,541	$2,576	$4,983	$4,897
Revenue from lease financing and other income	40	75	70	128

	2,581	2,651	5,053	5,025

Costs and expenses
Cost of sales	2,276	2,255	4,459	4,309
Selling, general and administrative expenses	208	219	409	440
Restructuring charges		51		88
Interest expense	56	65	115	132

	2,540	2,590	4,983	4,969

Income before income taxes	41	61	70	56
Income tax expense	(2)	(15)		(35)
Minority interest	(2)	(3)	(4)	(9)
Equity in earnings of affiliates	18	15	35	33

Income from continuing operations	55	58	101	45
Loss from discontinued operations	(3)	(6)	(8)	(2)

Income before effect of change in accounting	52	52	93	43
Effect of change in accounting				(220)

Net income (loss)	$52	$52	$93	$(177)

Basic earnings (loss) per common share
Income from continuing operations before effect of change in accounting	$0.38	$0.39	$0.69	$0.30
Loss from discontinued operations	(0.03)	(0.04)	(0.06)	(0.01)
Effect of change in accounting				(1.48)

Net income (loss)	$0.35	$0.35	$0.63	$(1.19)

Diluted earnings (loss) per common share
Income from continuing operations before effect of change in accounting	$0.38	$0.39	$0.69	$0.30
Loss from discontinued operations	(0.03)	(0.04)	(0.06)	(0.01)
Effect of change in accounting				(1.48)

Net income (loss)	$0.35	$0.35	$0.63	$(1.19)

Cash dividends declared and paid per common share	$0.01	$0.01	$0.02	$0.02

Average shares outstanding – Basic	148	148	148	148

Average shares outstanding – Diluted	149	149	149	149

The accompanying notees are an integral part of the condensed financial statements.

The amounts reported above for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1.	(Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended June 30
	2003	2002
Net income (loss)	$ 93	$(177)
Depreciation and amortization	202	242
Asset impairment	9	30
Change in accounting for goodwill		220
Gain on divestitures and asset sales	(22)	(34)
Working capital decrease (increase)	(284)	24
Other	(30)	(30)

Net cash flows from (used by) operating activities	(32)	275

Purchases of property, plant and equipment	(142)	(165)
Purchases of assets to be leased		(26)
Payments received on leases	16	25
Net payments from customers	11	14
Divestitures	145	72
Asset sales	179	59
Other	9	15

Net cash flows – investing activities	218	(6)

Net change in short-term debt	(97)	(211)
Proceeds from long-term debt		285
Payments on long-term debt	(43)	(224)
Dividends paid	(3)	(3)
Other	17	3

Net cash flows – financing activities	(126)	(150)

Net change in cash and cash equivalents	60	119
Net change in cash of discontinued operations	1
Cash and cash equivalents – beginning of period	571	199

Cash and cash equivalents – end of period	$ 632	$ 318

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1.	(Continued)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(in millions)

1.	In our opinion, the accompanying condensed financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. We have reclassified certain amounts in 2002 to conform to the 2003 presentation, primarily in connection with the reporting of discontinued operations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

2.	In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee’s issuance. The disclosure requirements of FIN No. 45 were applied in our 2002 financial statements, including those relating to warranty obligations. The requirement to record a liability for guarantees issued or modified after December 31, 2002 was adopted as of January 1, 2003.

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

The adoption of the new guidance described above did not have a material effect on our financial position as of January 1, 2003 or the results of our operations for the six months ended June 30, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. A variable interest exists when an owner in an entity participates in losses or residual interests of the entity on a basis that differs from its ownership interest. The consolidation requirements of the Interpretation are required to be implemented for any variable interest entity created on or after January 31, 2003.

ITEM 1.	(Continued)

(in millions except share amounts)

Consolidation requirements of this Interpretation for variable interest entities created before January 31, 2003 are effective for interim periods beginning after June 15, 2003. Accordingly, we will be required to implement FIN 46 for all of our qualifying variable interest entities in the third quarter of 2003. The provisions of FIN 46 are complex. We are currently evaluating all entities created prior to January 31, 2003 that we currently account for on the equity method of accounting to determine whether the FIN 46 consolidation rules will apply to these entities. In addition, we are evaluating certain consolidated entities to ascertain whether we are the primary beneficiary of the entities to determine that consolidation of those entities continues to be appropriate under the Interpretation. At this time, we are unable to determine the impact, if any, that may result from the implementation of FIN 46 on our financial condition or results of operations.

In May 2003, the FASB Emerging Issues Task Force issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF reached a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply a traditional unit credit method for determining expense associated with the plan. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Our pension expense for cash balance plans has been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans will be determined using the unit credit method. Any adjustment resulting from application of this method will be treated as an actuarial gain or loss pursuant to SFAS No. 87. The impact of adopting EITF 03-4 is not expected to have a material effect on our results of operations or financial condition.

3.	The following table reconciles the average shares outstanding for purposes of calculating basic and diluted net income (loss) per share.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Average shares outstanding for the period – basic	148.2	148.1	148.2	148.1

Plus: Incremental shares from:
Deferred compensation units	0.6	0.8	0.6	0.8
Restricted stock		0.2		0.1
Stock options	0.1		0.1

Potentially dilutive shares	0.7	1.0	0.7	0.9

Average shares outstanding for the period – diluted	148.9	149.1	148.9	149.0

ITEM 1.	(Continued)

(in millions except per share amounts)

In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $4 in the second quarter of both 2003 and 2002. The following table presents pro forma stock compensation expense, net of tax, net income (loss) and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings was incurred in connection with stock awards and restricted stock grants.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Stock compensation expense, as reported	$1	$1	$1	$2
Stock compensation expense, pro forma	5	5	9	10

Net income (loss), as reported	$52	$52	$93	$(177)
Net income (loss), pro forma	48	48	85	(185)
Basic earnings per share
Net income (loss), as reported	$0.35	$0.35	$0.63	$(1.19)
Net income (loss), pro forma	0.32	0.33	0.58	(1.25)
Diluted earnings per share
Net income (loss), as reported	$0.35	$0.35	$0.63	$(1.19)
Net income (loss), pro forma	0.32	0.32	0.57	(1.24)

4.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains or losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The $148 deferred translation gain presented below for the second quarter of 2003 includes the impact of a weakening U.S. dollar against the euro, the Canadian dollar and the Brazilian real. The $72 deferred translation gain in the second quarter of 2002 was primarily due to the strengthening of the euro, the British pound, the Canadian dollar and the Australian dollar against the U.S. dollar.

ITEM 1.	(Continued)

(in millions)

Our total comprehensive income (loss) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$52	$52	$93	$(177)
Other comprehensive income (loss):
Deferred translation gain (loss)	148	72	209	(38)
Other	1		3	2

Total comprehensive income (loss)	$201	$124	$305	$(213)

5.	On June 26, 2003, we sold our Thailand structural products subsidiary to AAPICO Hitech Public Co., Ltd., a Thailand-based automotive supplier. The sale resulted in cash proceeds of $54 million and an after-tax profit of $8 million. The subsidiary’s sales, which were included in the Automotive Systems Group, were $18 and $21 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively.

6.	The effective tax rates for the three-month and six-month periods ended June 30, 2003 and 2002 were affected by varying permanent differences between financial accounting rules and tax regulations. The income tax expense of $2 recognized on pretax income of $41 for the three months ended June 30, 2003 differs significantly from an expected tax provision of $14 at a statutory tax rate of 35%. The primary reason for this difference relates to the utilization of a capital loss carryforward which enabled us to reduce our valuation allowance against deferred tax assets by $14. For the six months ended June 30, 2003, the utilization of the capital loss carryforward was the primary reason that the net benefit of permanent tax differences offset the expected tax expense. The provision for income taxes for the three months ended June 30, 2002 of $15 recognized on pre-tax income of $61 also differed from an expected tax provision of $21 at a statutory tax rate of 35%. The primary reason for this difference is a $10 benefit from the utilization of a capital loss in connection with the DCC divestiture gain. This benefit was partially offset by an increase in the valuation allowance for deferred tax assets related to loss carryforwards in certain countries. For the six months ended June 30, 2002, an additional provision related to our foreign tax credit carryforward and the inability to recognize the benefits on operating losses in certain countries pushed the effective tax rate to 61%.

7.	We have four market-based Strategic Business Units (SBUs): Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG). Our segments are our SBUs and Dana Credit Corporation (DCC).

In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets during 2002. At June 30, 2003, DCC had total portfolio assets of approximately $1,500. During the quarter ended June 30, 2003, DCC reduced portfolio assets by $80 and realized a net after-tax gain of $7 on the sale of assets. We are continuing to pursue the sale of many of the remaining DCC assets, but we expect to retain certain assets and liabilities, including debt, for tax and other business reasons.

ITEM 1.	(Continued)

(in millions)

The retained assets, which had a carrying value that approximated $825 at June 30, 2003, include certain service-related assets which support other Dana operations, a technology-based service business where joint marketing opportunities exist, and certain portfolio investments where tax attributes and/or market conditions make disposal uneconomical at this time. The retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We believe that the remaining assets will generate sufficient cash flow to service DCC’s debt portfolio over the next several years.

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

Information used to evaluate the segments and regions is as follows:

	Three Months Ended June 30
2003	External Sales	Inter- Segment Sales	EBIT	Operating PAT	Net Profit (Loss)
ASG	$935	$31	$56	$46	$25
AAG	572	3	28	18	2
EFMG	518	23	34	22	10
HVTSG	500	20	30	18	5
DCC				6	6
Other	16	2	(62)	(62)

Total continuing operations	2,541	79	86	48	48
Discontinued operations			(2)	(1)	(1)

Total operations	2,541	79	84	47	47
Unusual items excluded from performance measures			(8)	5	5

Consolidated	$2,541	$79	$76	$52	$52

North America	$1,811	$21	$90	$60	$17
Europe	452	22	24	21	10
South America	138	47	21	13	9
Asia Pacific	140		13	8	4
DCC				6	6
Other			(62)	(60)	2

Total continuing operations	2,541	90	86	48	48
Discontinued operations			(2)	(1)	(1)

Total operations	2,541	90	84	47	47
Unusual items excluded from performance measures			(8)	5	5

Consolidated	$2,541	$90	$76	$52	$52

2002
ASG	$945	$25	$66	$50	$28
AAG	587	4	54	33	17
EFMG	532	26	41	27	14
HVTSG	497	27	37	23	9
DCC				7	7
Other	15	3	(62)	(70)	(5)

Total continuing operations	2,576	85	136	70	70
Discontinued operations			(5)	(3)	(3)

Total operations	2,576	85	131	67	67
Unusual items excluded from performance measures			(63)	(15)	(15)

Consolidated	$2,576	$85	$68	$52	$52

North America	$1,969	$7	$155	$97	$53
Europe	385	19	11	13	4
South America	130	47	23	14	11
Asia Pacific	92		4	3
DCC				7	7
Other			(57)	(64)	(5)

Total continuing operations	2,576	73	136	70	70
Discontinued operations			(5)	(3)	(3)

Total operations	2,576	73	131	67	67
Unusual items excluded from performance measures			(63)	(15)	(15)

Consolidated	$2,576	$73	$68	$52	$52

The amounts reported for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1.	(Continued)

(in millions)

	Six Months Ended June 30
2003	External Sales	Inter- Segment Sales	EBIT	Operating PAT	Net Profit (Loss)
ASG	$1,878	$62	$99	$82	$40
AAG	1,085	7	53	33	4
EFMG	1,036	46	70	45	23
HVTSG	954	41	55	34	8
DCC				12	12
Other	30	3	(116)	(122)	(3)

Total continuing operations	4,983	159	161	84	84
Discontinued operations			(9)	(6)	(6)

Total operations	4,983	159	152	78	78
Unusual items excluded from performance measures			(8)	15	15

Consolidated	$4,983	$159	$144	$93	$93

North America	$3,591	$43	$164	$105	$26
Europe	882	42	51	46	26
South America	249	90	32	20	14
Asia Pacific	261	1	24	15	8
DCC				12	12
Other			(110)	(114)	(2)

Total continuing operations	4,983	176	161	84	84
Discontinued operations			(9)	(6)	(6)

Total operations	4,983	176	152	78	78
Unusual items excluded from performance measures			(8)	15	15

Consolidated	$4,983	$176	$144	$93	$93

2002
ASG	$1,818	$46	$111	$88	$44
AAG	1,121	8	90	55	24
EFMG	1,023	51	67	44	20
HVTSG	905	53	54	33	8
DCC				17	17
Other	30	8	(114)	(135)	(11)

Total continuing operations	4,897	166	208	102	102
Discontinued operations			(11)	(7)	(7)

Total operations	4,897	166	197	95	95
Unusual items excluded from performance measures			(109)	(52)	(52)
Change in accounting				(220)	(220)

Consolidated	$4,897	$166	$88	$(177)	$(177)

North America	$3,727	$18	$254	$160	$72
Europe	751	37	28	29	11
South America	250	89	32	19	13
Asia Pacific	169		6	4	(1)
DCC				17	17
Other			(112)	(127)	(10)

Total continuing operations	4,897	144	208	102	102
Discontinued operations			(11)	(7)	(7)

Total operations	4,897	144	197	95	95
Unusual items excluded from performance measures			(109)	(52)	(52)
Change in accounting				(220)	(220)

Consolidated	$4,897	$144	$88	$(177)	$(177)

The amounts reported for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1.	(Continued)

(in millions)

Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. This allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.

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

The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income before income taxes as presented in the condensed statement of income.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
EBIT	$ 86	$136	$ 161	$ 208
Unusual items excluded from performance measures:
Total operations	(8)	(63)	(8)	(109)
Discontinued operations	6	5	6	10
Interest expense, excluding DCC	(41)	(45)	(83)	(91)
Interest income, excluding DCC	3	2	7	5
DCC pre-tax income (loss)	(5)	26	(13)	33

Income before income taxes	$ 41	$61	$ 70	$ 56

In the second quarter of 2003, the $6 additional charge associated with the Engine Management divestiture and $2 of transaction expenses recorded at the Dana parent level in connection with the sale of assets by DCC were excluded from our performance measurement of EBIT. The $8 profit from the sale of our Thailand structural products subsidiary in the second quarter of 2003 is included in performance EBIT because it represents the recovery of development costs previously expensed during the start-up of this operation. Because all elements of EBIT are taxed at 39% for purposes of calculating operating PAT, only $5 is included in ASG’s operating PAT for this item despite its tax-free nature. Operating PAT excludes the $2 after-tax effect of the additional Engine Management charge and a $7 gain realized on the DCC asset sales in the second quarter of 2003. The latter amount includes the after-tax effect of the transaction expenses noted above. For the six months ended June 30, 2003, we excluded an additional $10 of gains realized by DCC on asset sales in the first quarter of 2003. Unusual items excluded from performance measures in 2002 presented in the

ITEM 1.	(Continued)

(in millions)

segment table and the EBIT reconciliation table include charges related to our restructuring efforts and gains and losses on divestitures.

The gains recorded by DCC are not presented as unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, such pre-tax amounts are included within DCC’s pre-tax income in the table.

Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ 2003 operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months and six months ended June 30, 2003 are summarized by SBU in the following table. They are included in operating PAT and net profit net of a 39% tax effect.

	Three Months Ended June 30, 2003
	Restructuring Provisions	Reversals of Accruals	Restructuring Disposition Gain (Loss)
ASG	$4	$4	$2
AAG
EFMG	2
HVTSG

	$6	$4	$2

	Six Months Ended June 30, 2003
	Restructuring Provisions	Reversals of Accruals	Restructuring Disposition Gain (Loss)
ASG	$7	$ 9	$1
AAG	1
EFMG	3		1
HVTSG	1	1	1

	$12	$10	$3

8.	At June 30, 2003, we maintained cash balances of $196 on deposit with financial institutions to support stand-by letters of credit, surety bonds or trusteed certificate accounts amounting to $236 issued on our behalf by various financial institutions. These financial instruments are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn or the surety bonds or certificate accounts were called. Of the $196 on deposit, $104 may not be withdrawn.

ITEM 1.	(Continued)

(in millions except employees)

9.	The changes in goodwill during the six months ended June 30, 2003, by segment, were as follows:

	Balance at December 31, 2002	Effect of Currency and Other	Balance at June 30, 2003
ASG	$184	$23	$207
AAG	30		30
EFMG	236	1	237
HVTSG	118	1	119

	$568	$25	$593

10.	At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the second quarter of 2003, we incurred additional impairment charges of $4 in connection with the sale of selected production equipment and incurred $2 of exit costs related to the transfer of people and equipment. We also reduced accruals relating to certain restructuring initiatives by $4 because we determined that our estimates exceeded the amounts necessary to complete the activities remaining from our planned restructuring activities. On a net basis, restructuring provisions and adjustments had no effect on net income for the quarter ended June 30, 2003.

The following summarizes the activity in accrued restructuring expenses during the first half of 2003:

	Employee Termination Benefits	Exit Costs	Asset Impairment		Total
Balance at December 31, 2002	$181	$64	$		$245
Activity during the period:
Charges (credits) to expense	(6)	6
Cash payments	(23)	(21)			(44)

Balance at March 31, 2003	$152	$49	$		$201

Activity during the period:
Charges (credits) to expense	(4)	2		4	2
Cash payments	(14)	(8)			(22)
Write-off of assets				(4)	(4)

Balance at June 30, 2003	$134	$43	$		$177

At June 30, 2003, $177 of restructuring charges remained in accrued liabilities. This balance was comprised of $134 for the termination of employees and $43 for lease terminations and other exit costs. The number of employees scheduled for termination in 2003 declined by 800 in the quarter ended June 30, 2003, leaving approximately 1,500 terminations that have been announced but have not yet been completed. We estimate the related cash expenditures will be approximately $67 in the remainder of 2003, $63 in 2004 and $47 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period.

ITEM 1.	(Continued)

(in millions)

We believe that our liquidity and cash flows in 2003 will be more than adequate to satisfy our obligations related to our restructuring plans.

11.	We divested our American Electronic Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company and FTE businesses and the majority of our Boston Weatherhead division during the fourth quarter of 2002. In June 2003, we sold a significant portion of our Engine Management operations to Standard Motor Products for $121. The proceeds consisted of $91 of cash and $30 split evenly between the face amount of debt and equity.

These operations comprise the discontinued operations reported in our financial statements. Under the requirements of SFAS No. 144, the net income statement components of the discontinued operations, including any gains or losses on disposition, are aggregated and presented on a single line in the income statement. The income statement for the first half of 2002 has been reclassified similarly to include the results of these businesses as discontinued operations.

The following summarizes the revenues and expenses of our discontinued operations and reconciles the amounts reported in the condensed statement of income to operating PAT reported in the segment table, which excludes restructuring and unusual charges in 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales	$75	$212	$155	$412
Other income	(5)	1	(5)	2
Cost of sales	63	189	137	373
Selling, general and administrative expenses	14	27	28	54
Restructuring charges		5		7
Interest expense		1		2

Loss before income taxes	(7)	(9)	(15)	(22)
Income tax benefit	4	3	7	20

Income (loss) reported in condensed statement of income	(3)	(6)	(8)	(2)
Restructuring and unusual items	2	3	2	(5)

Operating PAT in segment table	$(1)	$(3)	$(6)	$(7)

The sales of our discontinued operations, while not included in our segment data, were associated with our SBUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
AAG	$75	$97	$142	$189
ASG		68		131
EFMG		39	13	76
HVTSG
Other		8		16

	$75	$212	$155	$412

ITEM 1.	(Continued)

(in millions except number of claims)

In the quarter ended June 30, 2003, we recorded $6 of additional charges and $4 of related tax benefits in discontinued operations in connection with the completion of the sale of a significant portion of our Engine Management businesses. In the quarter ended June 30, 2002, we charged $5 related to employee termination benefits and exit costs related to closing warehouse facilities in our Engine Management business included in discontinued operations. In the quarter ended June 30, 2002, we charged $2 for similar restructuring activities and recorded income tax benefits in our FTE brake actuator business in Germany in connection with the favorable resolution of certain tax issues.

As a result of the sale of a significant portion of our Engine Management business in June 2003, there are no assets or liabilities being reported under discontinued operations at the end of the second quarter of 2003. Other current assets at December 31, 2002 included $177 of total assets of discontinued operations, consisting primarily of $99 of inventory and $67 of property, plant and equipment. Other accrued liabilities at December 31, 2002 included total liabilities of $68 related to discontinued operations, including $40 of accounts payable, $11 of accrued payroll and related benefits and $15 of other accrued expenses. In the condensed statement of cash flows, the cash flows of discontinued operations are not separately classified.

12.	Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent that they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

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

In August 2001, we retained Peterson Asbestos Consulting Enterprise, a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

At June 30, 2003, we had approximately 151,000 pending asbestos-related product liability claims, consisting of approximately 140,000 unresolved claims and approximately 11,000 claims settled pending payment (including 9,000 claims remaining from when we were a member of the CCR and 2,000 claims that we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims that we have settled subsequently). During the second quarter of 2003, Dana was served with numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort

ITEM 1.	(Continued)

(in millions except number of claims)

claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. We attribute the increase in pending claims during this quarter in large part to these filings.

The change in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At June 30, 2003, we had accrued $140 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $119 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At June 30, 2003, we had amounts receivable from our insurers and others of $46 representing reimbursements for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may continue to increase until the proceedings are ultimately concluded.

Other Product Liabilities — At June 30, 2003, we had accrued $13 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At June 30, 2003, we had accrued $63 for contingent environmental liabilities, compared to $59 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $2 at June 30, 2003 and $3 at December 31, 2002.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24. We

ITEM 1.	(Continued)

(in millions)

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

13.	At March 31, 2003, we were party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the interest rate of these notes to a variable rate is intended to provide a better balance of fixed and variable rate debt. In May 2003, we received $18 in connection with terminating two of the agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreements were replaced with new swap agreements.

Our current fixed-for-variable swap agreements, including the new contracts, have all been designated as fair value hedges of the August 2001 and March 2002 notes. As of June 30, 2003, the agreements provided for us to receive an average fixed rate of 9.27% on notional amounts of $825 and €200 and pay variable rates based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of June 30, 2003, the average variable rate under these contracts approximated 6.04%. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The $37 aggregate fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at June 30, 2003. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the agreements remain open.

14.	We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months ended June 30, 2003 and 2002 follow:

	2003	2002
Balance, beginning of period	$130	$132
Amounts accrued for current period sales	10	18
Adjustments of prior accrual estimates	(1)	1
Settlements of warranty claims	(18)	(19)
Impact of divestitures and acquisitions	(6)
Foreign currency translation	1	2

Balance, end of period	$116	$134

ITEM 1.	(Continued)

(in millions)

15.	On July 9, 2003, Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc. commenced a cash tender offer for all of the outstanding shares of our common stock at an offer price of $15.00 per share. On July 22, 2003, we filed with the Securities and Exchange Commission a Statement on Schedule 14D-9 which contains the Board’s recommendation that Dana shareholders not tender their shares in the offer.

A number of lawsuits have been filed in various courts in the Commonwealth of Virginia in connection with the offer. In one of the actions, ArvinMeritor is seeking declaratory judgments that Dana and its directors breached their fiduciary duties by, among other things, refusing to negotiate with ArvinMeritor prior to rejecting the offer made privately by ArvinMeritor in June 2003, failing to ensure that no conflict exists between the directors’ interests and the interests of the Dana shareholders and failing to redeem the Rights issued pursuant to our Rights Agreement in response to the offer. The action also seeks an injunction prohibiting Dana from taking any action with respect to the Rights Agreement or otherwise that would impede or delay the offer or the proposed merger outlined therein. In addition, two purported derivative actions and one purported class action were filed against Dana and its directors by purported shareholders of Dana. These actions assert claims similar to claims asserted in the ArvinMeritor action. Management of Dana believes the allegations in each of these actions are without merit.

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

Liquidity and Capital Resources

Cash Flows — Operating activities used cash of $32 in the first six months of 2003. Net income reported for the first half of 2003 totaled $93 compared to a $177 net loss reported in 2002. After adjusting for the $220 effect of the change in accounting recorded in 2002, this represents an improvement in earnings of $50. Depreciation and amortization expense totaled $202 in 2003 and $242 in 2002, a difference of $40 that is attributable to the reduced capital spending, asset sales and divestitures in recent years. Impairment adjustments, which do not affect cash flows, declined by $21 from the first half of last year. The change in operating cash flows resulted mainly from the seasonal increase in accounts receivable which caused working capital to increase $284 since the end of 2002. Working capital decreased a modest $24 during the first six months of 2002 as the benefit of reduced inventories and the receipt of a tax refund more than offset the seasonal impact of higher first-half sales on accounts receivable.

We have continued to maintain tight control of capital spending in 2003. The $142 expended in the first half of the current year reflects a $23 decrease over the same period in 2002. Our original 2003 capital budget approximating $350, a $25 reduction from 2002, has been further reduced by $25, suggesting capital outlays over the second half of 2003 will trail the outlays in the second half of 2002. There were no purchases of assets to be leased in the first half of 2003 as DCC has suspended origination activity under all of its established programs; lease receipts were slightly below the first six months of last year. Cash flows of $324 related to divestitures and asset sales in the first half of the current year exceeded the proceeds realized in the same period in 2002 by $193. Divestiture and asset sale proceeds in 2003 related primarily to the sale of a significant portion of our Engine Management business, our Thailand structural products operations and the DCC asset sale transactions. Overall, investing activities provided $218 in the first six months of 2003 after using $6 in the same period in 2002.

Financing activities used $126 in the first half of 2003, as a $97 reduction in short-term debt was driven by nearly $100 in repayments at DCC. In addition, we have made $43 of principal payments on long-term debt in 2003. Moving $250 of senior note principal payments due in the second quarter of 2004 from long-term debt to notes payable caused a further increase in current debt but did not affect cash flows. In the same period in 2002, we used the proceeds from a private placement of $250 in unsecured notes primarily to reduce borrowings under one of our revolving credit facilities. Medium-term notes totaling $135 matured in January 2002 and we also repaid $78 of long-term debt within our DCC leasing operations.

Managing our cash remains a high priority. Our estimate of maximum cash outlays related to restructuring activities is $150 for 2003 and we expect to reduce working capital, exclusive of our restructuring activities, by $175 based on the projected levels of production for 2003. Within our investing activities, we are committed to a 2003 budget of $325 for capital spending and have received more than $145 in proceeds from the divestiture of businesses and assets held for sale, excluding activities at DCC.

ITEM 2.	(Continued)

(in millions)

Liquidity and Capital Resources

Achieving these targets would result in further improvement to our net debt position, defined as notes payable and long-term debt, less cash and cash equivalents.

Financing Activities — Committed and uncommitted bank lines enable us to make bank borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,258 at June 30, 2003. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s and BBB- by S&P. Our accounts receivable securitization program provides up to $400 to meet our periodic demands for short-term financing. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s Investor Service and B+ by Standard and Poor’s. At June 30, 2003, borrowings outstanding under the various Dana lines consisted of $29 drawn by non-U.S. subsidiaries against uncommitted lines; no amounts were outstanding under the accounts receivable program or the long-term credit facility.

The Dana long-term credit facility requires us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.25:1 at June 30 and September 30, 2003 and 1.10:1 at December 31, 2003 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.80:1 at June 30 and September 30, 2003, 1.90:1 at December 31, 2003, 2.25:1 at March 31, 2004 and 2.50:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 3.40:1 at June 30 and September 30, 2003, 2.90:1 at December 31, 2003 and 2.50:1 at March 31, 2004 and thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all of these ratio requirements at June 30, 2003.

In addition, DCC had credit lines of $215 at June 30, 2003, including a revolving credit facility with a maximum borrowing capacity of $200. The amount available under the facility, which matures in June 2004, is subject to reduction at the end of each calendar quarter equal to two-thirds of net cash proceeds from sales of DCC assets after February 6, 2003. Accordingly, the amount available was reduced by $39 in July 2003 based on proceeds received through the end of June 2003. Interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At June 30, 2003, there was $35 outstanding under DCC’s revolving credit facility.

ITEM 2.	(Continued)

(in millions)

Liquidity and Capital Resources

Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under our long-term credit facility in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related arrangement. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under the long-term credit facility or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

Based on our rolling six-quarter forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities—At June 30, 2003, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts is an unfavorable amount less than $1. These contracts have been valued by independent financial institutions using the exchange spot rate on June 30, 2003, plus or minus quoted forward basis points, to determine a settlement value for each contract.

In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under the agreements, we receive an average fixed rate of interest of 9.27% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of June 30, 2003, the average variable rate under these contracts approximated 6.04%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the notes. The $37 fair value of these agreements at June 30, 2003 was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the agreements remain open.

In May 2003, we received $18 in connection with terminating two of the agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreements were replaced with new swap agreements.

ITEM 2.	(Continued)

(in millions)

Liquidity and Capital Resources

At June 30, 2003, DCC was committed to receive payments based on interest rates which change periodically in line with prevailing short-term market rates (the average rate being received at June 30, 2003 was 2.26%) and to pay based on an average rate of 7.95%, which is fixed over the period of the agreements, on a notional amount of $45. The $1 aggregate fair value of these agreements at June 30, 2003 was recorded as a current liability and offset on an after-tax basis by an adjustment to accumulated other comprehensive income. DCC’s interest rate swaps expire in the second half of 2003.

The fair values of these swap agreements, by year of maturity, are a liability of $1 in 2003 and assets of $37 beyond 2006. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

Cash Obligations—Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements, firm commitments made to acquire equipment and other fixed assets and purchases of certain raw materials. With the exception of payments required under our long-term debt and operating lease agreements, we do not have fixed cash payment obligations that extend beyond 24 months.

The following table summarizes our fixed cash obligations as of June 30, 2003:

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Principal of Long-Term Debt	$3,323	$399	$243	$569	$2,112
Operating Leases	447	75	140	86	146
Unconditional Purchase Obligations	178	173	5

Total Contractual Cash Obligations	$3,948	$647	$388	$655	$2,258

In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $8. Under the other guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but is not expected to exceed $40. We procure tooling from a variety of suppliers. In certain instances we may guarantee tooling suppliers’ obligations that are specific to our tooling orders to facilitate the suppliers’ financing of the tools. Our Board authorization permits us to issue tooling guarantees of up to $80 in connection with a tooling order for one of our OE programs. At June 30, 2003, we had guarantees of $36 outstanding in connection with this program; further guarantees under the program are not expected.

ITEM 2.	(Continued)

(in millions)

Liquidity and Capital Resources

At June 30, 2003, we maintained cash balances of $196 on deposit with financial institutions, of which $104 may not be withdrawn, to support stand-by letters of credit, surety bonds or trusteed certificate accounts amounting to $236 issued on our behalf by financial institutions. These financial instruments are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn or the surety bonds or certificate accounts were called.

Contingencies—We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent that they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

Asbestos-Related Product Liabilities—Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements.

In August 2001, we retained Peterson Asbestos Consulting Enterprise, a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

At June 30, 2003, we had approximately 151,000 pending asbestos-related product liability claims, consisting of approximately 140,000 unresolved claims and approximately 11,000 claims settled pending payment (including 9,000 claims remaining from when we were a member of the CCR and 2,000 claims that we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims that we have settled subsequently). During the second quarter of 2003, Dana was served with numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. We attribute the increase in pending claims during this quarter in large part to these filings.

The change in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At June 30, 2003, we had accrued $140 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $119 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in

ITEM 2.	(Continued)

(in millions)

Liquidity and Capital Resources

excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At June 30, 2003, we had amounts receivable from our insurers and others of $46 representing reimbursements for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may continue to increase until the proceedings are ultimately concluded.

Other Product Liabilities—At June 30, 2003, we had accrued $13 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

Environmental Liabilities—We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At June 30, 2003, we had accrued $63 for contingent environmental liabilities, compared to $59 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $2 at June 30, 2003 and $3 at December 31, 2002.

Other Liabilities—Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24. We expect $47 to be recoverable from our insurers and under surety bonds provided by the defaulting CCR members. These amounts are unchanged from those reported as of December 31, 2002. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Assumptions—The amounts recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates derived from our historical experience and current information. If our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, the actual amount of our liability for asbestos-related claims and the effect on the company could differ materially from our current expectations.

ITEM 2.	(Continued)

(in millions)

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

We use several key assumptions to determine our obligation, funding requirements and expense under defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In addition, we consider the market related value of pension fund assets. Our assumptions were last revised in December 2002. Long-term interest rates, which are used to determine the discount rate, declined in 2002 and have continued to decline in 2003. In addition, the actual rate of return on pension assets in 2002 was significantly lower than the expected long-term rate assumed. Due to these changes, we believe that an increase will occur in the amount of our pension obligation, as well as our future pension expense, when we make our next determination. The assumptions that will be used to determine our pension obligation at December 31, 2003 and the expense for 2004 will be finalized in December 2003.

Using a range of assumptions more reflective of current conditions would yield the following changes for our domestic plans: (1) an after-tax charge to shareholders’ equity in the range of $40 to $80 to adjust minimum pension liability at December 31, 2003, assuming no further change in our pension plan assets through December 31, 2003, compared to an actual after-tax charge of $208 in 2002; (2) a change in pre-tax pension cost from an expense of $14 in 2003 to an expense ranging from $25 to $35 in 2004; and (3) an increase from a funding of approximately $20 in 2003 to an amount in the range of $50 to $60 in 2004. Our international defined benefit plans cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as the domestic plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used and on the actual rate of return on plan assets.

Obligations and expense of medical and life insurance benefits provided to certain retired employees under post retirement benefit plans will also be impacted by changes in assumptions. Using a discount rate more reflective of current rates would increase expense in 2004 by approximately $2 when compared to 2003. The ultimate impact on financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.

As discussed in Note 2 to the condensed financial statements, we adopted a number of new accounting pronouncements on January 1, 2003. These pronouncements did not have a material effect on our financial position as of January 1, 2003 or our results of operations or cash flows for the six months ended June 30, 2003. Our critical accounting estimates, as described in our Form 10-K for the year ended December 31, 2002, were not affected by the new pronouncements.

ITEM 2.	(Continued)

(in millions except employees)

Restructuring

At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the second quarter of 2003, we incurred additional impairment charges of $4 in connection with the sale of selected production equipment and incurred $2 of exit costs related to the transfer of people and equipment. We also reversed accruals totaling $4 relating to certain restructuring initiatives because the accruals exceeded the amounts necessary to complete the activities remaining from our planned restructuring activities.

The following summarizes the activity in accrued restructuring expenses during the first half of 2003:

	Employee Termination Benefits	Exit Costs	Asset Impairment		Total
Balance at December 31, 2002	$181	$64	$		$245
Activity during the period:
Charges (credits) to expense	(6)	6
Cash payments	(23)	(21)			(44)

Balance at March 31, 2003	$152	$49	$		$201

Activity during the period:
Charges (credits) to expense	(4)	2		4	2
Cash payments	(14)	(8)			(22)
Write-off of assets				(4)	(4)

Balance at June 30, 2003	$134	$43	$		$177

At June 30, 2003, $177 of restructuring charges remained in accrued liabilities. This balance was comprised of $134 for the termination of employees and $43 for lease terminations and other exit costs. The number of employees scheduled for termination in 2003 declined by 800 in the quarter ended June 30, 2003, leaving approximately 1,500 terminations that have been announced but have not yet been completed. We estimate the restructuring related cash expenditures will be approximately $67 in the remainder of 2003, $63 in 2004 and $47 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe our liquidity and cash flows in 2003 will be more than adequate to satisfy our obligations related to our restructuring plans.

ITEM 2.	(Continued)

(in millions)

Results of Operations (Second Quarter 2003 versus Second Quarter 2002)

Our worldwide sales were $2,541 in the second quarter of 2003, a decrease of $35 or 1% from the $2,576 recorded in the second quarter of 2002. The net effect of acquisitions and divestitures was insignificant, but the beneficial effects of currency fluctuations added $92 to 2003 second-quarter sales. Excluding these effects, worldwide sales decreased $130 or 5% when compared to the second quarter of last year. Our sales decrease was wholly attributable to the U.S. market, where 2003 sales of $1,570 represented a decline of $165 when compared to the second quarter of last year, with no impact from acquisitions or divestitures.

Overall sales outside the U.S. increased $130 or 15% compared to the second quarter of last year. The weakening of the U.S. dollar relative to foreign currencies accounted for $92 of the increase. The currencies accounting for the largest positive impacts were the euro ($62), the Canadian dollar ($21) and the Australian dollar ($12), while the Brazilian real remains below prior year levels, causing a $17 negative impact. Excluding the beneficial effect of currency fluctuations and the $3 impact of acquisitions net of divestitures, non-U.S. sales were up $35 in local markets, a 4% increase.

Sales of our continuing operations by region for the second quarter of 2003 and 2002 were as follows:

	2003	2002	% Change	% Change Excluding Acquisitions & Divestitures
North America	$1,811	$1,969	(8)	(8)
Europe	452	385	17	16
South America	138	130	6	6
Asia Pacific	140	92	52	52

Sales in North America decreased $158 or 8% for the period, with no impact from divestitures or acquisitions. The relative weakness of the U.S. dollar offset $18 of the decrease in sales, while organic growth (the residual change after excluding the effects of acquisitions, divestitures and currency changes) accounted for a $177 decrease when compared to the second quarter of last year. The European sales increase of $67 resulted mainly from currency impact. Sales in local markets declined $10 and the net impact of acquisitions and divestitures was a modest $3 increase, but the favorable effect of conversion to U.S. dollars added $74. South American sales experienced organic growth of $21 with no impact from acquisitions or divestitures, but overall sales increased $8 or 6% after an adverse currency impact of $13. Sales in Asia Pacific were up $48 or 52% as organic growth of $35 and a favorable currency impact of $13 combined to lift our sales in the region significantly when compared to the second quarter of last year.

Our segments are the four market-based Strategic Business Units (SBUs)—Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG)—and Dana Credit Corporation (DCC).

ITEM 2.	(Continued)

(in millions)

Results of Operations (Second Quarter 2003 versus Second Quarter 2002)

Sales by segment for the second quarter of 2003 and 2002 are presented in the following table. Other represents operations that have not been assigned to an SBU but excludes discontinued operations.

	2003	2002	% Change	% Change Excluding Acquisitions & Divestitures
ASG	$935	$945	(1)	(2)
AAG	572	587	(3)	(3)
EFMG	518	532	(3)	(2)
HVTSG	500	497	1	1
Other	16	15	1	1

ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales decrease of $10 or 1% in the second quarter of 2003. The North American region experienced a $74 decrease, as production levels of our customers did not keep pace with the second quarter of last year. While this also represents a decrease from the first quarter of this year, second quarter sales volume remained above the levels of the third and final quarters of 2002. The other regions reported an aggregate sales increase of $64 in the quarter. European sales declined $2 in local markets, but increased $17 overall due to $8 of acquisition impact, and $11 related to strengthening currencies in the region. Sales in South America increased $4 overall as organic growth of $9 was partially offset by $5 of adverse currency impact. Sales in Asia Pacific increased $43 or 48%. Net new business in Australia helped ASG realize organic growth of $31 and positive currency effects added $12.

AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales decline of $15 during the second quarter of 2003 when compared with the same period in 2002. Sales in North America were down $26, as the aftermarket continued to be soft and customers shifted demand away from premium-priced product lines. European sales were up $11 as a positive currency effect of $10 added to slightly stronger local market sales. South American sales were flat as an adverse currency effect of $3 offset $3 of local growth. Asia Pacific sales were unchanged.

EFMG, which sells sealing products, bearing, fluid management and power-cylinder products to a variety of markets, experienced a sales decrease of $14 when compared to the second quarter of 2002. North American sales declined $28 in a year-over-year comparison, mostly due to a local sales decrease of $33 while the effect of currency movement added $5 for the period. Sales in Europe increased $14 when compared to the second quarter of last year. Stronger currencies caused a positive impact of $27 that was partially offset by local market declines of $8 and a divestiture impact of $5. Sales in South America were unchanged as adverse currency movement of $4 offset organic growth of $4.

HVTSG, which sells axles and brakes, drivetrain and suspension components and modular assemblies for commercial and off-highway markets, experienced a sales increase of $3 in the quarter. North American sales saw a decrease of $28 overall, due to organic declines when compared to the second quarter of 2002. Sales for the Heavy Vehicle side of this SBU improved over the previous two quarters, but remained well below the levels of the second quarter of 2002. Sales related to the heavy truck market began recovering from a decline in the final

ITEM 2.	(Continued)

(in millions)

Results of Operations (Second Quarter 2003 versus Second Quarter 2002)

quarter of 2002. Pre-buying of Class 8 trucks in advance of an October 2002 change in emission requirements for heavy-duty diesel engines had caused a surge in sales in the two previous quarters. By contrast, the Off-Highway portion of this segment experienced its third consecutive quarter of strong growth, finishing the quarter with sales 24% ahead of last year’s second quarter. Sales in Europe increased $25 due to stronger currencies in the region, as local sales decreased $1 when compared to the second quarter of last year. Sales in South America were flat as local market growth of $1 was mostly offset by adverse effects of currency movement. Asia Pacific sales increased $5, due mostly to local market increases for the quarter.

Revenue from lease financing and other income was $35 lower in the second quarter of 2003, due mainly to the inclusion of a $27 gain related to a DCC divestiture in the second quarter of 2002. DCC operating revenues also declined from the second quarter of 2002 levels, particularly in lease financing, which declined $9 from last year’s second-quarter volume. This change is in line with reductions in DCC’s lease asset portfolio.

Gross margin for the second quarter of 2003 was 10.4%, compared to 12.4% for the second quarter of 2002. Gross margin has been affected by a number of cost factors, including start-up expenses in our structural products area, higher steel prices and increases in healthcare and retirement program costs. Reductions in sales due to product price concessions and a shift in demand away from premium-priced brands in the aftermarket were also factors. Aftermarket margins were also impacted by reduced absorption, the result of lower production volume and higher customer returns compared to the same period in 2002. These effects were only partially offset by the benefits of our restructuring activities. However, we expect our margins to improve in the second half of 2003 as further benefits from restructuring are realized and start-up costs diminish.

Selling, general and administrative expenses for the quarter decreased $11 compared to the same period in 2002, falling from 8.5% of sales to 8.2% of sales as we realized benefits from our restructuring actions. We also benefited from a decrease in expenses related to DCC.

Operating margin for the quarter was 2.2% compared to 4.0% in the second quarter of 2002 for the above reasons.

Interest expense for the quarter was $9 lower than in the same quarter of last year, resulting from the combined effect of decreased debt levels and lower rates.

The effective tax rates for the three-month periods ended June 30, 2003 and 2002 were affected by varying permanent differences between financial accounting rules and tax regulations. The income tax expense of $2 recognized on pretax income of $41, for the three months ended June 30, 2003 differs significantly from an expected tax provision of $14 at a statutory tax rate of 35%. The primary reason for this difference relates to the utilization of a capital loss carryforward, which enabled us to reduce our valuation allowance against deferred tax assets by $14. The provision for income taxes for the three months ended June 30, 2002 of $15 recognized on pre-tax income of $61 also differed from expected tax expense of $21 at a statutory tax rate of 35%. The primary reason for this difference is a $10 benefit from the utilization of a capital loss in connection with the DCC divestiture gain. This benefit was partially offset by an increase in the valuation allowance for deferred tax assets related to loss carryforwards in certain countries.

ITEM 2.	(Continued)

(in millions except units of production)

Results of Operations (Second Quarter 2003 versus Second Quarter 2002)

Minority interest in net income of consolidated subsidiaries decreased $1 compared to the second quarter of last year.

Equity in earnings of affiliates for the quarter ended June 30, 2003 was $3 higher than in the second quarter of 2002.

Our reported net income of $52 for the quarter is equal to our net income for the second quarter of 2002. The prior period included a $51 of charges related to our restructuring activities.

Results of Operations (Six Months 2003 versus Six Months 2002)

Our worldwide sales were $4,983 in the first half of 2003, an increase of $86 or 2% from the $4,897 recorded in the first half of 2002. We benefited from $142 of favorable currency effects and acquisitions, net of divestitures, added another $3. Excluding these effects, worldwide sales decreased $59 or 1% when compared to the first half of last year. Our sales decreased in the U.S. market, where 2003 sales of $3,125 represented a decline of $160 when compared to the first half of last year, with no impact from acquisitions or divestitures.

Overall sales outside the U.S. increased $246 or 15% compared to the first half of last year with $142 of the increase resulting from the weakening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest positive impacts were the euro ($120), the Canadian dollar ($32) and the Australian dollar ($23), while the Brazilian real remains below the levels of the first half of 2002, causing a $53 negative impact. Excluding the beneficial effect of currency fluctuations and the $3 impact of acquisitions net of divestitures, non-U.S. sales were up in local markets with a $101 or 6% increase.

Sales of our continuing operations by region for the first half of 2003 and 2002 were as follows:

	2003	2002	% Change	% Change Excluding Acquisitions & Divestitures
North America	$3,591	$3,727	(4)	(4)
Europe	882	751	18	17
South America	249	250	(1)	(1)
Asia Pacific	261	169	54	54

Sales in North America decreased $136 or 4% for the period, with no impact from acquisitions or divestitures. The relative weakness of the U.S. dollar accounted for a $25 increase in sales, while organic growth (the residual change after excluding the effects of acquisitions, divestitures and currency changes) accounted for a decrease of $161 when compared to the first half of last year. The European sales increase of $131 resulted almost entirely from the effect of stronger currencies. Sales in local markets decreased $17 and the net impact of acquisitions and divestitures was a modest $3 increase, but the favorable effect of conversion to U.S. dollars added $145. South American sales experienced organic growth of $51, but overall sales declined $1 due to an adverse currency impact of $52. Sales in Asia Pacific were up $92 or 54% as organic growth of $69 and a favorable currency impact of $23 combined to lift our sales in the region significantly when compared to the first half of last year.

ITEM 2.	(Continued)

(in millions except units of production)

Results of Operations (Six Months 2003 versus Six Months 2002)

Sales by segment for the first half of 2003 and 2002 are presented in the following table. Other represents operations that have not been assigned to an SBU but excludes discontinued operations.

	2003	2002	% Change	% Change Excluding Acquisitions & Divestitures
ASG	$1,878	$1,818	3	2
AAG	1,085	1,121	(3)	(3)
EFMG	1,036	1,023	1	3
HVTSG	954	905	5	5
Other	30	30	0	0

ASG experienced a sales increase of $60 or 3% in the first half of 2003. The North American region experienced a $53 decrease, as production levels of our customers declined later in the period, erasing the comparative gains experienced in the first few months of the year. The other regions reported an aggregate sales increase of $113 in the first half. European sales declined $8 in local markets, but increased $31 overall due to $17 of acquisition impact, and $22 related to strengthening currencies in the region. Sales in South America declined $1 overall as organic growth of $21 was more than offset by $22 of adverse currency impact. Sales in Asia Pacific increased $83 or 51%. Net new business in Australia helped ASG realize organic growth of $61 and positive currency effects added $22.

AAG experienced a sales decline of $36 during the first half of 2003. Sales in North America were down $53, as the aftermarket continued to be soft and customers shifted demand away from premium-priced product lines. European sales were up $21 as $20 of positive currency effects combined with a modest $1 increase in local market sales. South American sales were down $4 as an adverse currency effect of $12 offset $8 of local growth. Asia Pacific sales were unchanged.

EFMG experienced a sales increase of $13 when compared to the first half of 2002. North American sales declined $20 in a year-over-year comparison mostly due to a local sales decrease of $28 while the effect of currency movement added $8 for the period. Sales in Europe increased $34 as stronger currencies caused a positive impact of $55, while local markets showed a $7 decline, and a divestiture impact of $14 slightly offset these gains. Sales in South America were down $1 as adverse currency movement of $15 offset organic growth of $14.

ITEM 2.	(Continued)

(in millions except units of production)

Results of Operations (Six Months 2003 versus Six Months 2002)

HVTSG experienced a sales increase of $49 in the quarter. Sales in the first half of 2003 consisted of $552 from the commercial vehicle market and $402 from the off-highway markets. North American sales saw a decrease of $7 overall as organic declines of $6 combined with a $1 decrease from the effects of exchange when compared to the first half of 2002. Sales in Europe increased $45 due to stronger currencies in the region, as local sales decreased $3 when compared to the first half of last year. Sales in South America were nearly flat as local market growth of $3 was offset by $2 of adverse effects of currency movement. Asia Pacific sales increased $10, due mostly to local market increases for the period.

Revenue from lease financing and other income was $58 lower in the first half of 2003. DCC’s lease finance revenues have declined from the first half of 2002 levels, particularly for lease financing, which declined $17 from last year’s first half volume. This change is in line with reductions in DCC’s lease asset portfolio. DCC reported a gain of $27 on a divestiture in the second quarter of 2002.

Gross margin for the first half of 2003 was 10.5%, compared to 12.0% for the first half of 2002. Gross margin has been affected by a number of cost factors, including start-up expenses in our structural products area, higher steel prices and increases in healthcare and retirement program costs; reductions in sales due to product price concessions and a shift in demand away from premium-priced brands in the aftermarket were also factors. Aftermarket margins were also impacted by reduced absorption, the result of lower production volume and higher customer returns compared to the same period in 2002. These effects were only partially offset by the benefits of our restructuring activities. We expect improvement to occur in the second half of 2003, when further benefits from restructuring are realized and start-up costs diminish.

Selling, general and administrative expenses for the first half decreased $31 compared to the same period in 2002, falling from 9.0% of sales to 8.2% of sales as we realized benefits from our restructuring actions. We also benefited from a decrease in expenses related to DCC.

Operating margin for the first half was 2.3% compared to 3.0% in the first half of 2002 for the above reasons.

Interest expense for the first half was $17 lower than in the same period of last year, resulting from the combined effect of decreased debt levels and lower rates.

The comparison of the effective tax rates for the six-month periods ended June 30, 2003 and 2002 is affected by varying permanent differences between financial accounting rules and tax regulations. For the six months ended June 30, 2003, the utilization of the capital loss carryforward was the primary reason that the net benefit of permanent tax differences offset the expected tax expense. For the six months ended June 30, 2002, an increase in the valuation allowance related to the foreign tax credit carryforward and the inability to recognize the benefits on operating losses in certain countries pushed the effective tax rate to 61%. During the same period, the benefit for income taxes relating to discontinued operations differed from a statutory rate of 35% principally due to adjustment of income tax liabilities at our German-based FTE business in connection with the favorable resolution of certain tax issues.

ITEM 2.	(Continued)

(in millions except units of production)

Results of Operations (Six Months 2003 versus Six Months 2002)

Minority interest in net income of consolidated subsidiaries decreased $5 compared to the first half of last year as last year included a gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

Equity in earnings of affiliates through June 30, 2003 was $2 higher than in the first half of 2002.

Our reported net income of $93 for the first half represents an improvement of $270 over the first half of 2002. The prior period included a $220 charge from a change in accounting for goodwill, resulting from our adoption of SFAS No. 142 and $88 of charges related to our restructuring activities.

Labor Agreements

From time to time, we negotiate collective bargaining agreements covering one or more of our facilities. Substantially more of these agreements will expire in 2003 and 2004 than expired in 2002. While our production and costs could be adversely affected if there are protracted disputes during negotiations for the new agreements, we believe that we have good relations with our employees and we will negotiate new agreements in good faith. During the second quarter, a contract was ratified covering employees at a plant in Missouri and the June 9th expiration date of the UAW master agreement covering one plant in Ohio and one in Pennsylvania was extended for up to 120 days while bargaining continues.

Market Trends

Within the North American light vehicle market, light trucks continue to take market share away from cars in all car segments except luxury cars. At the same time, domestic original equipment manufacturers (OEMs) continue to lose market share to OEMs based outside the U.S.

Given this competitive environment, OEMs continued their trend of offering high dealer incentive programs to help maintain their North American production levels during the second quarter of 2003. Most automakers have extended their current incentives on 2003 models and some have announced incentives on 2004 models as well. Despite this, sales for the light vehicle markets were down approximately 2.4% for the second quarter when compared to the second quarter of 2002. On a year-to-date basis, sales were down 4.4% when compared to the same period last year. North American production for the quarter decreased 11% year over year, as passenger car production was down 21% and light truck production declined 6%.

Dealer inventories for the quarter rose to a 70-day supply for domestic inventory, which is above the June historical average of 60 days. This underscores the need for the recently announced incentive programs if manufacturers wish to reduce inventories without altering production schedules.

In response to the rise in inventories, a number of OEMs had announced cutbacks to their previous production estimates. However, there have been no material revisions to the third quarter production schedules since the first quarter of this year. We are expecting 2003 light

ITEM 2.	(Continued)

(in millions except units of production)

Market Trends

vehicle production in North America to approximate 15.8 million to 16.2 million units, slightly below the 16.4 million units produced in 2002.

The automotive aftermarket has experienced decreased demand as manufacturers, distributors and retailers continue to consolidate and work off the resulting excess inventories. Additionally, the apparent shift from premium to second-line brake products and the lengthening of replacement cycles due to improved quality have also impacted demand. As a result of these factors, we expect our aftermarket revenues to be flat in 2003.

We anticipate a gradual improvement in North American heavy vehicle sales following a slow start in 2003. For the second quarter, heavy truck builds were approximately 44,700 units. We expect the third and fourth quarters to be stronger as build rates continue to increase. We estimate 2003 build rates will approximate 175,000 to 180,000 units for heavy trucks and 190,000 units for medium duty. We believe this market is poised for recovery as inventory levels are less than a two-month supply, cancellation rate trends are positive, used vehicle prices have stabilized, diesel fuel prices have dropped, the new EPA standards governing diesel engine emissions have been implemented and production backlogs are very low.

Forward-Looking Information

Certain statements contained in this release constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent Dana’s expectations based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Dana’s actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of their and our programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs that cannot be recouped in product pricing; the impact of our collective bargaining negotiations and those of our customers in the North American light vehicle sector; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; costs associated with the tender offer for our common stock that was commenced on July 9, 2003, by a subsidiary of ArvinMeritor, Inc.; and other factors set out in our public filings with the Securities and Exchange Commission. Dana does not undertake to update any forward-looking statements contained in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for effectively modifying the variable rates in two of our interest rate swaps during the second quarter of 2003, there have been no material changes to our exposures to market risk since December 31, 2002.

The financing activities of the second quarter of 2003 are described in Note 13 to the condensed financial statements included herein and under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the second quarter and have concluded that such controls and procedures are effective in providing reasonable assurance that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

Our CEO and CFO are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that Dana’s financial statements are reliable and prepared in accordance with generally accepted accounting principles in the United States and that the company’s assets are protected from loss. These procedures are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent auditors to support their audit work. In addition, our Audit Committee, which is composed entirely of independent directors, meets regularly with management, our internal auditors and the independent auditors to review accounting, auditing and financial matters. The Audit Committee and the independent auditors have free access to each other, with or without management being present.

In the second quarter, we commenced a review of our internal control documentation in preparation for the management report on internal control over financial reporting and the accompanying independent auditors’ attestation report that will be a part of our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

We have previously reported an environmental proceeding with the Michigan Department of Environmental Quality involving a proposed consent order and fine of $175,511 relating to alleged air permit and rule violations at our Sanford Street plant in Muskegon, Michigan. In the second quarter, the proposed consent order was finalized and executed and we paid the fine. This proceeding is now concluded.

We are presently in discussions with the U.S. Department of Justice (DOJ) about alleged violations of the U.S. Clean Water Act at our facility at Harvey Street, Muskegon, Michigan. This situation involves self-reported categorical exceedances of waste water pretreatment standards during a period from January 1999 to January 2002, in which we were investigating the source of the exceedances and engineering and installing a new water treatment system at the facility to reduce waste water flows and assure compliance with the pretreatment standards. The new system has been in place and there have been no categorical exceedances since January 31, 2002. The DOJ has not initiated a formal enforcement action, but has proposed a consent decree and a fine. The fine is currently proposed to be $675,000. The DOJ has encouraged us to consider undertaking supplemental environmental projects (SEPs) to reduce the amount of the fine. We plan to respond to the DOJ in the third quarter with a proposal for a reduced fine and specific SEPs that we will offer to undertake.

On July 8, 2003, in connection with an unsolicited tender offer for all of the outstanding common shares of Dana, ArvinMeritor and Delta Acquisition Corp., a wholly owned subsidiary of ArvinMeritor (the “Offeror”), initiated an action in the Circuit Court for the City of Buena Vista, Virginia (the “State Action”) naming Dana and its directors as defendants. ArvinMeritor and the Offeror are seeking a declaratory judgment in the State Action that the defendants breached their fiduciary duties to Dana’s shareholders by refusing to negotiate or meet with ArvinMeritor to discuss the proposal ArvinMeritor made in June prior to rejecting it. In addition, ArvinMeritor and the Offeror seek a declaratory judgment that, among other things, the defendants have breached their fiduciary obligations by failing to ensure that no conflict exists between the defendants’ own interests and those of Dana’s shareholders or, if any such conflicts exist, to ensure that they are resolved in favor of Dana’s shareholders, and by failing to redeem the Rights (as defined therein) issued pursuant to the Rights Agreement between Dana and The Bank of New York, as Rights Agent, in response to the Offer. ArvinMeritor and the Offeror also seek an injunction prohibiting Dana from taking any action with respect to the Rights Agreement or otherwise that is designed to impede or delay the Offer or the Proposed Merger (as defined therein). Dana and the Board of Directors believe the allegations in the State Action are without merit.

On July 9, 2003, ArvinMeritor and the Offeror initiated an action in the United States District Court for the Western District of Virginia (the “Federal Action”) against Dana seeking a declaratory judgment that ArvinMeritor’s and the Offeror’s statements and disclosures in connection with the Offer comply with applicable federal law. Dana and the Board of Directors believe the Federal Action is without merit.

On July 10 and 11, 2003, Dana and its directors were named as defendants in two purported derivative actions filed in the Circuit Court for the City of Buena Vista, Virginia. Each of the actions alleges that the directors breached their fiduciary duties by allegedly failing to give due consideration to the June 2003 private proposals made by ArvinMeritor, and further alleges that the defendants are subject to conflicts of interest and that the Board’s not redeeming the Rights to permit the ArvinMeritor proposal to be effectuated is a breach of fiduciary duty. As relief, the complaints seek, among other things, an order restricting the use of the Rights and damages in an unspecified amount. Dana believes the allegations in these actions are without merit. These actions are styled as Feuerstein v. Magliochetti, et al. and Martin v. Magliochetti, et al.

On July 15, 2003, a Dana shareholder purported class action lawsuit was filed in the United States District Court for the Western District of Virginia (the “Shareholder Action”) against Dana and each of its directors. The Shareholder Action purports to be brought on behalf of all persons, other than the defendants in the action, who own the common stock of Dana and who are similarly situated. The Shareholder Action asserts that the director defendants breached their fiduciary duties to Dana’s shareholders in connection with the Offer. The Shareholder Action seeks relief declaring that the action can properly be maintained as a class action, directing the director defendants to exercise their duty of care by giving due consideration to any proposed business combination, and directing the director defendants to ensure that no conflict exists between the directors’ own interests and those of Dana’s shareholders or, if any such conflict exists, to ensure that all such conflicts are resolved in the best interests of Dana’s shareholders. However, Dana and the Board of Directors believe the allegations in the Shareholder Action are without merit. This action is styled as Ryan v. Dana Corp., et al.

ITEM 5.	OTHER INFORMATION.

On July 9, 2003, Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc. commenced a cash tender offer for all of the outstanding shares of our common stock at an offer price of $15.00 per share. On July 22, 2003, we filed with the Securities and Exchange Commission a Statement on Schedule 14D-9 which contains the Board’s recommendation that Dana shareholders not tender their shares in the offer. For additional information, please see the Schedule 14D-9.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed with, or furnished as a part of this report:

3-B	By-Laws, as amended on July 22, 2003

10-E*	Change of Control Agreement between Dana and C.H. Heine, substantially similar to that between Dana and W. J. Carroll

10-G*	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and B. N. Cole, substantially similar to that between Dana and J. M. Magliochetti

99-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

99-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

99-C	Section 1350 Certifications

* Exhibits 10-E and 10-G are management contracts or compensatory plans.

(b)	During the second quarter of 2003, we filed a report on Form 8-K dated April 24, 2003, furnishing a copy of our news release regarding our earnings for the first quarter of 2003 to the SEC pursuant to Items 9 and 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: July 25, 2003	/s/ ROBERT C. RICHTER

Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING OR FURNISHING
3-B	By-Laws, as amended on July 22, 2003	Filed with this report

10-F	Change of Control Agreement between Dana and C.H. Heine, substantially similar to that between Dana and W. J. Carroll	Filed by reference to Exhibit 10-J(4) to our Form 10-K for the year ended December 31, 1997

10-G	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and B. N. Cole, substantially similar to that between Dana and J. M. Magliochetti	Filed by reference to Exhibit 10-G to our Form 10-K for the year ended December 31, 2001

99-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Furnished with this report

99-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Furnished with this report

99-C	Section 1350 Certifications	Furnished with this report