Form 10-Q
period 2003-09-30
DANA CORP
filed 2003-10-28
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003      Commission File Number 1-1063

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

Yes  ☒  No  ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2003

Common stock, $1 par value	148,617,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
INDEX

Page Number

Cover	1
Index	2
Part I. Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheet - September 30, 2003 and December 31, 2002	3
Condensed Statement of Income - Three Months and Nine Months Ended September 30, 2003 and 2002	4
Condensed Statement of Cash Flows - Nine Months Ended September 30, 2003 and 2002	5
Notes to Condensed Financial Statements	6-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43
Part II. Other Information
Item 1. Legal Proceedings	44-45
Item 5. Other Information	45
Item 6. Exhibits and Reports on Form 8-K	46
Signature	47
Exhibit Index	48

PART I. FINANCIAL INFORMATION

ITEM 1.

DANA CORPORATION

CONDENSED BALANCE SHEET (Unaudited)

(in millions)

	September 30, 2003	December 31, 2002

Assets
Current assets
Cash and cash equivalents	$636	$571
Accounts receivable
Trade	1,496	1,348
Other	313	320
Inventories
Raw materials	428	369
Work in process and finished goods	739	747
Other current assets	622	763

Total current assets	4,234	4,118
Property, plant and equipment, net	2,475	2,556
Investments in leases	658	827
Investments and other assets	2,117	2,052

Total assets	$9,484	$9,553

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$584	$287
Accounts payable	1,187	1,004
Other current liabilities	1,142	1,533

Total current liabilities	2,913	2,824
Long-term debt	2,653	3,215
Deferred employee benefits and other noncurrent liabilities	1,968	1,925
Minority interest in consolidated subsidiaries	100	107
Shareholders’ equity	1,850	1,482

Total liabilities and shareholders’ equity	$9,484	$9,553

The accompanying notes are an integral part of the condensed financial statements.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF INCOME (Unaudited)

(in millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$2,410	$2,356	$7,393	$7,253
Revenue from lease financing and other income	42	44	112	172

	2,452	2,400	7,505	7,425

Costs and expenses
Cost of sales	2,165	2,103	6,624	6,412
Selling, general and administrative expenses	171	199	580	639
Restructuring charges		34		122
Interest expense	55	63	170	195

	2,391	2,399	7,374	7,368

Income before income taxes	61	1	131	57
Income tax expense	(3)	(5)	(3)	(40)
Minority interest	(2)	(4)	(6)	(13)
Equity in earnings of affiliates	5	7	40	40

Income (loss) from continuing operations	61	(1)	162	44

Income (loss) from discontinued operations		5	(8)	3

Income before effect of change in accounting	61	4	154	47
Effect of change in accounting				(220)

Net income (loss)	$61	$4	$154	$(173)

Basic earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$0.41	$(0.01)	$1.10	$0.30
Income (loss) from discontinued operations		0.03	(0.06)	0.02
Effect of change in accounting				(1.49)

Net income (loss)	$0.41	$0.02	$1.04	$(1.17)

Diluted earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$0.41	$(0.01)	$1.09	$0.30
Income (loss) from discontinued operations		0.03	(0.05)	0.02
Effect of change in accounting				(1.48)

Net income (loss)	$0.41	$0.02	$1.04	$(1.16)

Cash dividends declared and paid per common share	$0.01	$0.01	$0.03	$0.03

Average shares outstanding - Basic	148	148	148	148

Average shares outstanding - Diluted	149	149	149	149

The accompanying notes are an integral part of the condensed financial statements.
The amounts reported above for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1. (Continued)

DANA CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended September 30,
	2003	2002

Net income (loss)	$154	$(173)
Depreciation and amortization	294	360
Asset impairment	18	45
Change in accounting for goodwill		220
Gain on divestitures, asset sales and note repurchases	(29)	(35)
Working capital increase	(317)	(11)
Other	(35)	(46)

Net cash flows from operating activities	85	360

Purchases of property, plant and equipment	(215)	(250)
Payments received on leases	21	46
Net loan payments from customers	12	18
Divestitures	145	235
Asset sales	206	67
Acquisitions		(31)
Other	33	(18)

Net cash flows - investing activities	202	67

Net change in short-term debt	(9)	(282)
Payments on and repurchases of long-term debt	(225)	(252)
Proceeds from long-term debt		285
Dividends paid	(5)	(5)
Other	16	75

Net cash flows - financing activities	(223)	(179)

Net change in cash and cash equivalents	64	248
Net change in cash of discontinued operations	1
Cash and cash equivalents - beginning of period	571	199

Cash and cash equivalents - end of period	$636	$447

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement modifies the accounting for exit or disposal costs required by Emerging Issues Task Force (EITF) Issue No. 94-3. Under Issue No. 94-3, a liability for exit costs was recognized at the date the entity committed itself to an exit plan. Under SFAS No. 146, a liability for exit costs is not recognized until the liability is incurred. We adopted this Statement on January 1, 2003. This Statement delays recognition of the liability for exit costs related to restructuring plans approved after December 31, 2002.

The adoption of the new guidance described above did not have a material effect on our financial position as of January 1, 2003 or the results of our operations for the nine months ended September 30, 2003.

ITEM 1. (Continued)

(in millions)

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” FIN No. 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. The consolidation requirements of this Interpretation were required to be implemented immediately for any variable interest entity created on or after January 31, 2003. We have not created any variable interest entities in the period from January 31, 2003 through September 30, 2003.

In addition, FIN No. 46 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003 in financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation for variable interest entities created before January 31, 2003 were initially to be effective for interim periods beginning after June 15, 2003. However, in October 2003, the FASB extended the implementation date to the first reporting period ending after December 15, 2003. Accordingly, we will be required to apply the consolidation requirements of FIN No. 46 to such variable interest entities in the fourth quarter of 2003. The provisions of FIN No. 46 are complex. We are evaluating all entities created prior to January 31, 2003 that we currently account for on the equity method of accounting to determine whether the FIN No. 46 consolidation rules will apply to them. In addition, we are evaluating certain consolidated entities to ascertain whether we are the primary beneficiary of the entities and consolidation of those entities continues to be appropriate under the Interpretation. At this time, we are unable to determine the impact, if any, that may result from the implementation of FIN No. 46 on our financial condition or results of operations.

In May 2003, the FASB Emerging Issues Task Force issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF reached a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply the unit credit method for determining expense associated with the plan. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Our pension expense for cash balance plans has been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans will be determined using the unit credit method. Any adjustment resulting from application of this method will be treated as an actuarial gain or loss pursuant to SFAS No. 87. The impact of adopting EITF 03-4 is not expected to have a material effect on our results of operations or financial condition.

ITEM 1. (Continued)

(in millions except per share amounts)

3.	The following table reconciles the average shares outstanding for purposes of calculating basic and diluted net income (loss) per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Average shares outstanding for the period - basic	148.2	148.1	148.2	148.1

Plus: Incremental shares from:
Deferred compensation units	0.3	0.8	0.3	0.8
Restricted stock	0.3	0.1	0.1	0.1
Stock options	0.5		0.1

Potentially dilutive shares	1.1	0.9	0.5	0.9

Average shares outstanding for the period - diluted	149.3	149.0	148.7	149.0

A loss causes dilutive shares to have an antidilutive effect. Because we reported a loss from continuing operations for the three months ended September 30, 2002, the potentially dilutive shares have been disregarded in calculating diluted earnings per share for that period.

4.	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $3 and $4 in the third quarters of 2003 and 2002, respectively. The September 30 year-to-date amounts would have been $11 and $13 in 2003 and 2002, respectively.

The following table presents pro forma stock compensation expense, net of tax, net income (loss) and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings, which was less than $1 in each quarter, was incurred in connection with our stock incentive plan and our restricted stock plans.

ITEM 1. (Continued)

(in millions)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Stock compensation expense, as reported	$1	$1	$2	$2
Stock option expense, pro forma	3	4	11	13

Stock compensation expense, pro forma	4	5	13	15

Net income (loss), as reported	$61	$4	$154	$(173)
Net income (loss), pro forma	58	—	143	(186)

Basic earnings per share
Net income (loss), as reported	$0.41	$0.02	$1.04	$(1.17)
Net income (loss), pro forma	0.39	—	0.97	(1.26)
Diluted earnings per share
Net income (loss), as reported	$0.41	$0.02	$1.04	$(1.16)
Net income (loss), pro forma	0.39	—	0.96	(1.25)

5.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation adjustments, unrealized gains and losses on certain marketable securities and derivative instruments and minimum pension liability adjustments. The deferred translation gain reported for the three months ended September 30, 2003 was $5 and none of the individual currency effects exceeded $7. The $77 deferred translation loss reported for the comparable period in 2002 was primarily due to the strengthening of the U.S. dollar against the Brazilian real and the Canadian dollar, partially offset by the effect of a stronger British pound. Changes in the relative value of the euro, the British pound, the Canadian dollar and the Brazilian real accounted for the largest components of the $214 deferred translation gain reported for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, we reported a deferred translation loss of $115, which resulted mainly from the impact of a weakening Argentine peso and Brazilian real, partially offset by movements in the euro and British pound.

Our total comprehensive income (loss) is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$61	$4	$154	$(173)
Other comprehensive income (loss):
Deferred translation gain (loss)	5	(77)	214	(115)
Other	1		4	1

Total comprehensive income (loss)	$67	$(73)	$372	$(287)

ITEM 1. (Continued)

(in millions)

6.	On June 26, 2003, we sold our Thailand structural products subsidiary to AAPICO Hitech Public Co., Ltd., a Thailand-based automotive supplier. The sale resulted in cash proceeds of $54 and an after-tax profit of $8. The subsidiary’s sales, which were included in the Automotive Systems Group, were $18 and $21 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively.

7.	The comparison of the effective tax rates for the quarters ended September 30, 2003 and 2002, which includes the impact of permanent differences between financial accounting rules and tax regulations, is complicated by the low level of pre-tax earnings in the prior year. The provision for income taxes of $3 recognized on pre-tax income of $61 for the three months ended September 30, 2003 differs significantly from an expected tax provision of $21 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference is the determination that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with the sale of DCC assets, which enabled us to reduce our valuation allowance against deferred tax assets by $17. The provision for income taxes for the three months ended September 30, 2002 of $5 recognized on pre-tax income of $1 also differed from an expected tax provision of less than $1 at a statutory tax rate of 35%. The primary reason for this difference is the recognition of reduced tax benefits on certain non-U.S. operating losses. For the nine months ended September 30, 2003, the provision for income taxes of $3 differs from an expected provision of $46 due mainly to a $42 benefit related to the utilization of the capital loss carryforward primarily in connection with the sale of DCC assets. In the comparable period in 2002, our effective tax rate was substantially higher than the 35% expected rate. We had determined during the nine-month period ended September 30, 2002 that it was more likely than not that we would not realize the full benefit of certain foreign tax credit carryforwards and operating losses being generated at several non-U.S. locations; accordingly, we provided valuation allowances to offset the related deferred tax assets. Tax benefits of $10 recognized in connection with DCC’s divestiture gains partially offset the effect of providing these allowances in 2002.

8.	Our segments include our four market-based Strategic Business Units (SBUs) - Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG) - and Dana Credit Corporation (DCC).

In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets during 2002 and the first nine months of 2003. During the quarter ended September 30, 2003, DCC’s total portfolio assets were reduced by $70, leaving assets of approximately $1,420 at September 30, 2003. DCC’s divestiture activity in the third quarter generated a net after-tax gain of $9. We will continue to pursue the sale of many of the remaining DCC assets. However, we expect to retain certain assets and liabilities, including debt, for tax and other business reasons. The retained assets, which had a carrying value that approximated $790 at September 30, 2003, include certain service-related assets which support other Dana operations, a technology-based service business where joint marketing opportunities exist and certain portfolio investments where tax attributes and/or market conditions make disposal uneconomical at this time.

ITEM 1. (Continued)

(in millions)

The retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We believe that the remaining assets will generate sufficient cash to service DCC’s debt portfolio over the next several years.

Management evaluates the operating segments and geographic regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments.

Information used to evaluate the segments and geographic regions is as follows:

ITEM 1. (Continued)

(in millions)

		Three Months Ended September 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)

2003
ASG	$895	$33	$57	$35	$12
AAG	571	3	42	26	9
EFMG	458	24	28	18	7
HVTSG	471	17	38	23	9
DCC				6	6
Other	15	2	(70)	(65)

Total operations	2,410	79	95	43	43

Unusual items excluded from performance measures			12	18	18

Consolidated	$2,410	$79	$107	$61	$61

North America	$1,709	$19	$94	$54	$15
Europe	410	20	28	15	5
South America	157	48	25	16	12
Asia Pacific	134	1	13	8	4
DCC				6	6
Other			(65)	(56)	1

Total operations	2,410	88	95	43	43
Unusual items excluded from performance measures			12	18	18

Consolidated	$2,410	$88	$107	$61	$61

2002
ASG	$836	$23	$42	$28	$9
AAG	558	5	43	26	12
EFMG	473	25	28	18	8
HVTSG	474	20	32	20	7
DCC				7	7
Other	15	2	(48)	(61)	(5)

Total continuing operations	2,356	75	97	38	38
Discontinued operations			7	6	6

Total operations	2,356	75	104	44	44
Unusual items excluded from performance measures			(50)	(40)	(40)

Consolidated	$2,356	$75	$54	$4	$4

North America	$1,773	$10	$96	$58	$19
Europe	361	16	20	13	4
South America	116	48	23	14	11
Asia Pacific	106	1	6	4	1
DCC				7	7
Other			(48)	(58)	(4)

Total continuing operations	2,356	75	97	38	38
Discontinued operations			7	6	6

Total operations	2,356	75	104	44	44
Unusual items excluded from performance measures			(50)	(40)	(40)

Consolidated	$2,356	$75	$54	$4	$4

The amounts reported for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1. (Continued)

(in millions)

		Nine Months Ended September 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)

2003
ASG	$2,773	$95	$155	$116	$52
AAG	1,656	10	94	59	14
EFMG	1,494	71	98	64	31
HVTSG	1,425	58	93	57	17
DCC				18	18
Other	45	5	(185)	(187)	(5)

Total continuing operations	7,393	239	255	127	127
Discontinued operations			(9)	(6)	(6)

Total operations	7,393	239	246	121	121
Unusual items excluded from performance measures			5	33	33

Consolidated	$7,393	$239	$251	$154	$154

North America	$5,300	$61	$261	$154	$41
Europe	1,292	62	79	61	32
South America	406	139	58	36	27
Asia Pacific	395	2	37	24	13
DCC				18	18
Other			(180)	(166)	(4)

Total continuing operations	7,393	264	255	127	127
Discontinued operations			(9)	(6)	(6)

Total operations	7,393	264	246	121	121
Unusual items excluded from performance measures			5	33	33

Consolidated	$7,393	$264	$251	$154	$154

2002
ASG	$2,655	$70	$153	$116	$52
AAG	1,678	12	134	82	36
EFMG	1,496	75	95	62	28
HVTSG	1,378	74	86	53	15
DCC				24	24
Other	46	10	(164)	(197)	(15)

Total continuing operations	7,253	241	304	140	140
Discontinued operations			(3)	(1)	(1)

Total operations	7,253	241	301	139	139
Unusual items excluded from performance measures			(158)	(92)	(92)
Change in accounting				(220)	(220)

Consolidated	$7,253	$241	$143	$(173)	$(173)

North America	$5,500	$28	$351	$217	$91
Europe	1,111	53	48	42	15
South America	367	137	54	33	25
Asia Pacific	275	1	12	8
DCC				24	24
Other			(161)	(184)	(15)

Total continuing operations	7,253	219	304	140	140
Discontinued operations			(3)	(1)	(1)

Total operations	7,253	219	301	139	139
Unusual items excluded from performance measures			(158)	(92)	(92)
Change in accounting				(220)	(220)

Consolidated	$7,253	$219	$143	$(173)	$(173)

The amounts reported for 2002 have been reclassified to reflect our discontinued operations.

ITEM 1. (Continued)

(in millions)

Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, Operating PAT represents earnings before interest and taxes (EBIT), tax-effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net Profit (Loss), which is Operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

EBIT	$95	$97	$255	$304
Unusual items excluded from performance measures:
Total operations	12	(50)	5	(158)
Discontinued operations		2	6	13
Interest expense, excluding DCC	(40)	(42)	(123)	(131)
Interest income, excluding DCC	4	2	11	5
DCC pre-tax income (loss)	(10)	(3)	(23)	36
Parent expenses offset against DCC equity income		(5)		(12)

Income before income taxes	$61	$1	$131	$57

In the third quarter of 2003, transaction expenses of $3 incurred at the Dana parent level in connection with the sale of assets by DCC and $15 of gains realized on the repurchase of notes payable were excluded from our performance measurement of EBIT. Operating PAT reported by our continuing operations excludes the $9 after-tax effect of the gain realized on the note repurchases and a $9 gain realized on the DCC asset sales. The latter amount includes the after-tax effect of the transaction expenses noted above.

ITEM 1. (Continued)

(in millions)

For the nine months ended September 30, 2003, the performance measurement of EBIT excludes $5 of DCC-related transaction expenses recorded at the Dana parent level, the $15 of gains realized on note repurchases and $5 of additional charges associated with the Engine Management divestiture. Operating PAT reported by our continuing operations for the same period excludes $9 of after-tax gains realized on the note repurchases, the $2 after-tax effect of the additional Engine Management charge and $26 of gains realized on the DCC asset sales.

Unusual items excluded from performance measures in 2002 presented in the segment table and the EBIT reconciliation table includes charges related to our restructuring efforts and gains and losses on divestitures.

The gains and losses recorded by DCC are not presented as unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, such pre-tax amounts are included within DCC’s pre-tax income in the table.

Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ 2003 operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months and nine months ended September 30, 2003 are summarized by SBU in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Three Months Ended September 30, 2003

			Restructuring
	Restructuring	Reversals of	Disposition
	Provisions	Accruals	Gain (Loss)

ASG	$3	$	$
AAG	5
EFMG	1	1
HVTSG	6	16	1
Other	3

	$18	$17	$1

	Nine Months Ended September 30, 2003

			Restructuring
	Restructuring	Reversals of	Disposition
	Provisions	Accruals	Gain (Loss)

ASG	$10	$9	$1
AAG	6
EFMG	4	1	1
HVTSG	7	17	2
Other	3

	$30	$27	$4

ITEM 1. (Continued)

(in millions)

9.	At September 30, 2003, we maintained cash balances of $203 on deposit with financial institutions, of which $106 may not be withdrawn, to support stand-by letters of credit, surety bonds or certain lease agreements. Financial instruments totaling $145 at September 30, 2003 are used for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit relating to self-insured workers compensation were drawn or the surety bonds were called. Cash deposits of $49 were used to satisfy collateral requirements under certain lease agreements at September 30, 2003.

10.	The changes in goodwill during the nine months ended September 30, 2003, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	September 30,
	2002	and Other	2003

ASG	$184	$24	$208
AAG	30		30
EFMG	236	3	239
HVTSG	118	1	119

	$568	$28	$596

11.	At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the third quarter of 2003, we made progress toward the completion of our previously announced plans, including the reduction of people and relocation of equipment. In connection with these efforts, we recorded an additional $5 for employee termination benefits and $4 for exit costs, including the cost of transferring equipment and maintaining buildings held for sale. We also recorded a $3 charge to recognize impairment of a former warehouse facility that was vacated in connection with our restructuring activities and is now being held for sale. As discussed below, we reduced accruals relating to certain restructuring initiatives because we determined, following certain plan modifications, that recorded estimates exceeded the amounts necessary to complete the remaining restructuring activities. Closure of the Lugoff, South Carolina commercial vehicle facility was announced in 2002 as a result of our loss of business at this facility, and we recorded restructuring charges of $18 at that time. During the third quarter of 2003, we modified our plans and announced the closure of our Montgomery, Alabama commercial vehicle facility and the relocation of most of the manufacturing and assembly activities currently performed at Montgomery to our Lugoff facility. As a result of the decision this quarter to move the Montgomery operation to Lugoff, we reversed $16 of the $18 charge taken in 2002 for the Lugoff closure and recognized a $6 restructuring charge related to the Montgomery facility closure. We also recognized a gain of $1 on the sale of assets that were considered impaired and had previously been written down. On a net

ITEM 1. (Continued)

(in millions except employees)

basis, restructuring provisions and adjustments had no net effect on net income for the quarter ended September 30, 2003.

The following summarizes the activity in accrued restructuring expenses during the first nine months of 2003:

	Employee
	Termination	Exit	Asset
	Benefits	Costs	Impairment		Total

Balance at December 31, 2002	$181	$64	$		$245
Activity during the quarter:
Charges to expense		6			6
Cash payments	(23)	(21)			(44)
Write-off of assets					0
Reversal of accruals	(6)				(6)

Balance at March 31, 2003	$152	$49	$		$201

Activity during the quarter:
Charges to expense		2		4	6
Cash payments	(14)	(8)			(22)
Write-off of assets				(4)	(4)
Reversal of accruals	(4)				(4)

Balance at June 30, 2003	$134	$43		$0	$177

Activity during the quarter:
Charges to expense	9	6		3	18
Cash payments	(17)	(9)			(26)
Write-off of assets				(3)	(3)
Reversal of accruals	(5)	(12)			(17)

Balance at September 30, 2003	$121	$28		$0	$149

At September 30, 2003, $149 of restructuring charges remained in accrued liabilities. This balance was comprised of $121 for the termination of employees, including the announced termination of approximately 1,225 employees scheduled for the remainder of 2003 and 2004, and $28 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $38 in the remainder of 2003, $69 in 2004 and $42 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and cash flows in 2003 will be more than adequate to satisfy our obligations related to our restructuring plans.

12.	We divested our American Electronic Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company and FTE businesses and the majority of our Boston Weatherhead division during the fourth quarter of 2002. In June 2003, we sold a significant portion of our Engine Management operations to Standard Motor Products for $121. The proceeds consisted of $91 of cash and $30 split evenly between the face amount of debt and equity.

ITEM 1. (Continued)

(in millions)

These operations comprise the discontinued operations reported in our financial statements. Under the requirements of SFAS No. 144, the net income statement components of the discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on a single line in the income statement. As a result of the Engine Management sale, there were no discontinued operations reported for the three months ended September 30, 2003. The income statements for the three months and nine months ended September 30, 2002 have been reclassified to segregate the results of our discontinued operations.

The following summarizes the revenues and expenses of our discontinued operations and reconciles the amounts reported in the condensed statement of income to Operating PAT reported in the segment table, which excludes restructuring and unusual charges in 2002.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2002	2003	2002

Sales	$210	$155	$623
Other income	2	(5)	3
Cost of sales	175	137	548
Selling, general and administrative expenses	28	28	82
Restructuring charges	2		9
Interest expense	1		3

Income (loss) before income taxes	6	(15)	(16)
Income tax benefit (expense)	(1)	7	19

Income (loss) reported in condensed statement of income	5	(8)	3
Restructuring and unusual items	1	2	(4)

Operating PAT in segment table	$6	$(6)	$(1)

The sales of our discontinued operations, while not included in our segment data, were associated with our SBUs as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2002	2003	2002

AAG	$97	$142	$286
ASG	67		198
EFMG	38	13	114
Other	8		25

	$210	$155	$623

In the three months ended September 30, 2002, we charged $2 related to employee termination benefits and exit costs related to closing warehouse facilities in our Engine Management business included in discontinued operations, bringing the year-to-date total for such charges to $9. We also recorded income tax benefits in our FTE brake actuator business in Germany in the first quarter of 2002 in connection with the favorable resolution of certain tax issues.

ITEM 1. (Continued)

(in millions except number of claims)

With the completion of the sale of our Engine Management business in the second quarter of 2003, the condensed consolidated balance sheet at September 30, 2003 does not include any amounts of assets and liabilities held by discontinued operations. Other current assets at December 31, 2002 included $177 of total assets of discontinued operations, consisting primarily of $99 of inventory and $67 of property, plant and equipment. Other accrued liabilities at December 31, 2002 included total liabilities of $68 related to discontinued operations, including $40 of accounts payable, $11 of accrued payroll and related benefits and $15 of other accrued expenses. In the condensed statement of cash flows, the cash flows of discontinued operations are not separately classified.

13.	Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

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

At September 30, 2003, we had approximately 154,000 pending asbestos-related product liability claims, consisting of approximately 143,000 unresolved claims and approximately 11,000 claims settled pending payment (including 8,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims we have settled subsequently). During the second quarter of 2003, Dana was served with numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. Much of the increase in pending claims during 2003 is attributable to these filings.

ITEM 1. (Continued)

(in millions)

At September 30, 2003, we had accrued $143 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $122 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At September 30, 2003, we had amounts receivable from our insurers and others of $39 representing reimbursements due us for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may increase until the proceedings are ultimately concluded.

Other Product Liabilities — At September 30, 2003, we had accrued $10 for contingent non-asbestos product liability costs, unchanged from December 31, 2002, with no recovery expected from third parties at either date. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At September 30, 2003, we had accrued $60 for contingent environmental liabilities, compared to $59 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $2 at September 30, 2003 and $3 at December 31, 2002.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. In that process, the CCR has brought bankruptcy claims against some of the defaulting CCR members and we and other former CCR members have been involved in negotiations and alternate dispute resolution (ADR) proceedings with the insurers regarding coverage of the unpaid shares of the CCR-negotiated settlements.

At September 30, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24, and the amount recoverable from our insurers and on surety bonds provided by the defaulting CCR

ITEM 1. (Continued)

(in millions)

members to be approximately $47. These amounts are unchanged from those reported as of December 31, 2002. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Certain developments during the third quarter could impact our ability to recover the estimated $47 from our insurers or on the bonds. First, an arbitrator in a related ADR proceeding made certain ancillary findings about issues related to insurance coverage which, if adopted by the arbitrators in our insurance coverage ADR proceeding, could be unfavorable to us. Although the decision in this proceeding is expected to be appealed and this arbitrator’s findings are not binding on arbitrators in other ADR proceedings, we cannot predict what impact, if any, they may have on the arbitrators in our insurance coverage ADR proceeding. Second, the CCR received rulings in the pending bankruptcy proceedings of three of its former members which could limit amounts it could collect on the bonds. In one of these proceedings, the parties subsequently reached a settlement, now subject to the court’s approval, which will provide for substantial payments to the CCR from the bond and on the CCR’s claims against the former member’s bankruptcy estate. The CCR is appealing the other two rulings and is engaged in settlement discussions with the parties in those proceedings regarding recovery under the bonds. While at present we continue to believe that the estimated $47 is recoverable from our insurers or on the surety bonds, we are in the process of reviewing and evaluating these developments with outside counsel and will adjust the recovery estimate if and when warranted.

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

14.	We are party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the fixed interest rate of these notes to a variable rate is intended to provide a better balance of fixed and variable rate debt. In May 2003, we received $18 in connection with terminating two of the agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreements were replaced with new swap agreements.

Our current fixed-for-variable swap agreements, including the new contracts, have all been designated as fair value hedges of the August 2001 and March 2002 notes. As of September 30, 2003, the agreements provided for us to receive an average fixed rate of

ITEM 1. (Continued)

(in millions except price per share)

9.27% on notional amounts of $825 and €200 and pay variable rates based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of September 30, 2003, the average variable rate under these contracts approximated 6.33%. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The $3 aggregate fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at September 30, 2003. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open.

15.	During the three months ended September 30, 2003, we used proceeds from our recent divestitures to repurchase long-term notes with a face value of $158. After considering unamortized original issuance discount and bond issuance expense, we recognized a gain of $15 in other income ($9 after tax). The maturity dates of the notes ranged from March 2004 to March 2029.

16.	We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months and nine months ended September 30, 2003 and 2002 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Balance, beginning of period	$116	$134	$135	$138
Amounts accrued for current period sales	12	10	36	43
Adjustments of prior accrual estimates	(1)	15	(2)	18
Settlements of warranty claims	(15)	(20)	(52)	(61)
Impact of divestitures			(7)
Foreign currency translation			2	1

Balance, end of period	$112	$139	$112	$139

17.	On July 9, 2003, Delta Acquisition Corp. (DAC), a subsidiary of ArvinMeritor, Inc. (ArvinMeritor) commenced a cash tender offer for all of the outstanding shares of our common stock at an offer price of $15.00 per share. On July 22, 2003, we filed with the U.S. Securities and Exchange Commission a Statement on Schedule 14D-9 which contains the Board’s recommendation that Dana shareholders not tender their shares in the offer. The offer period has been extended twice and the offer now expires on October 30, 2003.

A number of lawsuits have been filed in Virginia and elsewhere in connection with the offer. In one of the actions, ArvinMeritor and DAC are seeking a declaratory judgment that Dana and its directors breached their fiduciary duties by, among other things, refusing to negotiate with ArvinMeritor prior to rejecting the offer made privately by

ITEM 1. (Continued)

(in millions)

ArvinMeritor in June 2003, failing to ensure that no conflict exists between the directors’ interests and the interests of the Dana shareholders and failing to redeem the Rights issued pursuant to the Rights Agreement between Dana and The Bank of New York, as Rights Agent (the Rights Agreement) in response to the offer. ArvinMeritor and DAC also seek to enjoin Dana from taking any action with respect to the Rights Agreement or otherwise that would impede or delay the offer or the proposed merger outlined therein. In addition, a purported derivative action and a purported class action have been filed against Dana and its directors by purported shareholders of Dana. These actions assert claims similar to those asserted in the ArvinMeritor and DAC action. Dana’s directors and management believe the allegations in all of these actions are without merit.

Dana has filed an action against ArvinMeritor and DAC alleging that ArvinMeritor used confidential information received from Dana for the purpose of the offer, in violation of a confidentiality agreement between Dana and ArvinMeritor. Dana is seeking, among other things, an order enjoining ArvinMeritor and DAC from pursuing the offer and awarding damages to Dana. ArvinMeritor and DAC have filed a motion to dismiss Dana’s claims.

Dana has also filed an action against UBS Securities LLC and UBS A.G. (collectively, UBS) alleging that UBS used confidential information received from Dana as part of its investment banking and lending relationships with Dana for the improper purpose of assisting the offer. Dana is seeking, among other things, an order enjoining UBS from providing further advice to ArvinMeritor and from providing financing for the offer.

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

Liquidity and Capital Resources

Operating activities provided cash of $85 in the first nine months of 2003. The $154 of net income reported in the current year represents an increase of $327 over the $173 net loss reported in the first nine months of 2002. This improvement is partially offset by the $220 impact of the change in accounting for goodwill, which did not require the use of cash. Depreciation and amortization of $294 in 2003 represents a decline of $66 over the same period in 2002, resulting from reduced capital spending, assets sales and divestitures in recent years. Asset impairments recorded in the first nine months of 2003 declined $27 when compared to the same period in 2002. The net effect of the preceding items was a modest $14 improvement. The overall decline in operating cash flows of $275 was driven by the increase in working capital. Higher accounts receivable and inventory combined with decreases in accrued interest and taxes payable to increase working capital $317 since the end of 2002. While significant, the increase in working capital over the first nine months of 2003 is not unusual given the seasonality of our business. The change differs from the $11 increase in 2002 primarily as a result of a significant tax refund in 2002 and the reduction in accrued restructuring expenses during the first nine months of 2003. During the fourth quarter, accounts receivable are expected to decline significantly as we experience the normal seasonal drop in sales during the latter part of the fourth quarter.

We have continued to maintain tight control of capital spending in 2003. Capital outlays of $215 through the end of the third quarter represent a decrease of $35 over the same period in 2002. We expect to increase our expenditures in the last quarter of 2003 over our average for the first three quarters but not to exceed our revised annual budget of $315. There were no purchases of assets to be leased in the first three quarters of 2003, as DCC has suspended origination activity under all of its established programs. Lease receipts were less than half of the 2002 volume, reflecting divestiture activity and the run-off of existing contracts. Cash flows of $351 related to divestitures and asset sales in the first nine months of the current year exceeded the proceeds realized in the same period in 2002 by $49. Divestiture and asset sale proceeds in 2003 related primarily to the sale of a significant portion of our Engine Management business, our Thailand structural products operations and the DCC asset sale transactions. Overall, investing activities provided $202 in the first nine months of 2003 compared to $67 in the same period in 2002.

Financing activities used $223 in the first three quarters of 2003. Long-term debt declined as a result of $225 in payments, including $143 spent to repurchase long-term notes. Increased borrowings under the Dana accounts receivable securitization program offset most of the nearly $100 in repayments at DCC. Moving $250 of senior note principal payments due in the second quarter of 2004 from long-term debt to notes payable caused a further increase in current debt but did not affect cash flows. In the same period in 2002, we used the proceeds from a private placement of $250 in unsecured notes primarily to reduce borrowings under one of our revolving credit facilities. Medium-term notes totaling $135 matured in January 2002 and we also repaid $73 of long-term debt within our DCC leasing operations.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

Managing our cash remains a high priority. Our estimate of cash outlays related to restructuring activities is $130 for 2003 and we expect to reduce working capital, exclusive of our restructuring activities, by $150 based on the projected levels of production for 2003. Within our investing activities, we are committed to a 2003 revised budget of $315 for capital spending and have received approximately $145 in proceeds from the divestiture of businesses and assets held for sale, excluding activities at DCC. Achieving these targets would result in further improvement to our net debt position, defined as notes payable and long-term debt, less cash and cash equivalents.

Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,281 at September 30, 2003. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s and BBB- by S&P. We also have an accounts receivable securitization program that provides up to $400 to meet our periodic demands for short-term financing. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s Investor Service and B+ by Standard and Poor’s. At September 30, 2003, borrowings outstanding under the various Dana lines consisted of $22 drawn by non-U.S. subsidiaries against uncommitted lines and $100 outstanding under the accounts receivable program. No amounts were outstanding under the long-term credit facility.

Dana’s long-term credit facility requires us to improve upon specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.25:1 at September 30, 2003 and 1.10:1 at December 31, 2003 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.80:1 at September 30, 2003, 1.90:1 at December 31, 2003, 2.25:1 at March 31, 2004 and 2.50:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 3.40:1 at September 30, 2003, 2.90:1 at December 31, 2003 and 2.50:1 at March 31, 2004 and thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all of these ratio requirements at September 30, 2003.

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

In addition, DCC had a revolving credit facility with a maximum borrowing capacity of $161 at September 30, 2003. The amount available under the facility, which matures in June 2004, is subject to a cumulative reduction from its original amount of $200 at the end of each calendar quarter equal to two-thirds of net cash proceeds from sales of DCC assets after February 6, 2003. Accordingly, the amount available was reduced to $137 in October 2003 based on proceeds received through the end of September 2003. Interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At September 30, 2003, there was $35 outstanding under DCC’s revolving credit facility.

Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under our credit facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related arrangement and terminate the agreements. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under the credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

Based on our rolling six-quarter forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities — At September 30, 2003, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond one year. The aggregate fair value of these contracts is a favorable amount approximating $1. These contracts have been valued by independent financial institutions using the exchange spot rate on September 30, 2003, plus or minus quoted forward basis points, to determine a settlement value for each contract.

In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. In May 2003, we received $18 in connection with terminating two of the agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap contracts. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreements were replaced with new swap agreements. Under the current agreements, we receive an average fixed rate of interest of 9.27% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of September 30, 2003, the average variable rate under these contracts approximated

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

6.33%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the notes. The $3 fair value of these agreements at September 30, 2003 was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

During the third quarter, one of the DCC interest rate swaps matured. The agreement, which provided for DCC to receive payments based on prevailing short-term market rates and pay a 7.95% fixed rate, had a notional amount of $20. The remaining agreement, which had a notional amount of $25, expired on October 2, 2003 and, aside from the $1 settlement obligation, had no material value at September 30, 2003.

The fair values of the Dana swap agreements, by year of maturity, are assets of $3 that mature beyond 2006. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

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

The following table summarizes our fixed cash obligations as of September 30, 2003:

		Payments Due by Period

		Less
		than 1	1 - 3	4 - 5	After 5
	Total	Year	Years	Years	Years

Contractual Cash Obligations
Principal of Long-Term Debt	$3,080	$427	$207	$507	$1,939
Operating Leases	473	79	137	85	172
Unconditional Purchase Obligations	239	234	5

Total Contractual Cash Obligations	$3,792	$740	$349	$592	$2,111

In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $8. Under the other guarantee, DCC’s exposure for changes in interest rates

ITEM 2. (Continued)

(in millions except number of claims)

Liquidity and Capital Resources

resulting from specific events described in the financing arrangements would vary but is not expected to exceed $37. We procure tooling from a variety of suppliers. In certain instances we may guarantee tooling suppliers’ obligations that are specific to our tooling orders to facilitate the suppliers’ financing of the tools. At September 30, 2003, we had $38 of guarantees outstanding in connection with a tooling order for one of our OE programs. Although our Board authorization permits us to issue tooling guarantees up to $80 for this program, we do not currently expect such guarantees to exceed $40.

At September 30, 2003, we maintained cash balances of $203 on deposit with financial institutions, of which $106 may not be withdrawn, to support stand-by letters of credit, surety bonds or certain lease agreements. Financial instruments totaling $145 at September 30, 2003 are used for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit relating to self-insured workers compensation were drawn or the surety bonds were called. Cash deposits of $49 were used to satisfy collateral requirements under certain lease agreements at September 30, 2003.

Contingencies - General — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending judicial and legal proceedings, including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities. We do not believe that it is reasonably possible that any losses from these matters, to the extent they exceed the recorded liabilities, will have a material adverse effect on our liquidity, financial condition or results of operations.

Contingencies - Asbestos-Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements. In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

At September 30, 2003, we had approximately 154,000 pending asbestos-related product liability claims, consisting of approximately 143,000 unresolved claims and approximately 11,000 claims settled pending payment (including 8,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently). This compares to approximately

ITEM 2. (Continued)

(in millions except number of claims)

Liquidity and Capital Resources

139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims that we have settled subsequently). During the second quarter of 2003, Dana was served with numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. Much of the increase in pending claims during 2003 is attributable to these filings.

At September 30, 2003, we had accrued $143 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $122 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. At September 30, 2003, we had amounts receivable from our insurers and others of $39 representing reimbursements due us for settled claims and related defense costs, compared to $38 at December 31, 2002. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. While we expect the outcome of these proceedings to be favorable, the amount receivable may increase until the proceedings are ultimately concluded.

Contingencies - Other Product Liabilities — At September 30, 2003, we had accrued $10 for contingent non-asbestos product liability costs, unchanged from December 31, 2002, with no recovery expected from third parties at either date. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

Contingencies - Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. At September 30, 2003, we had accrued $60 for contingent environmental liabilities, compared to $59 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $2 at September 30, 2003 and $3 at December 31, 2002.

Contingencies - Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. In that

ITEM 2. (Continued)

(in millions)

Liquidity and Capital Resources

process, the CCR has brought bankruptcy claims against some of the defaulting CCR members and we and other former CCR members have been involved in negotiations and alternate dispute resolution (ADR) proceedings with the insurers regarding coverage of the unpaid shares of the CCR-negotiated settlements.

At September 30, 2003, we estimated our total exposure to liability with respect to these matters to be approximately $57, of which we have paid $24, and the amount recoverable from our insurers and on surety bonds provided by the defaulting CCR members to be approximately $47. These amounts are unchanged from those reported as of December 31, 2002. Our financial statements include accruals for this contingent liability and the anticipated recoveries.

Certain developments during the third quarter could impact our ability to recover the estimated $47 from our insurers or on the bonds. First, an arbitrator in a related ADR proceeding made certain ancillary findings about issues related to insurance coverage which, if adopted by the arbitrators in our insurance coverage ADR proceeding, could be unfavorable to us. Although the decision in this proceeding is expected to be appealed and this arbitrator’s findings are not binding on arbitrators in other ADR proceedings, we cannot predict what impact, if any, they may have on the arbitrators in our insurance coverage ADR proceeding. Second, the CCR received rulings in the pending bankruptcy proceedings of three of its former members which could limit amounts it could collect on the bonds. In one of these proceedings, the parties subsequently reached a settlement, now subject to the court’s approval, which will provide for substantial payments to the CCR from the bond and on the CCR’s claims against the former member’s bankruptcy estate. The CCR is appealing the other two rulings and is engaged in settlement discussions with the parties in those proceedings regarding recovery under the bonds. While at present we continue to believe that the estimated $47 is recoverable from our insurers or on the surety bonds, we are in the process of reviewing and evaluating these developments with outside counsel and will adjust the recovery estimate if and when warranted.

Contingencies - Assumptions — The amounts recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates derived from our historical experience and current information. If our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, the actual amount of our liability for asbestos-related claims and the effect on the company could differ materially from our current expectations.

Labor Agreements

We have collective bargaining agreements with various labor organizations covering employees in a number of our facilities. We re-negotiate these agreements from time to time as they expire.

During the third quarter of 2003, we reached agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) on a set of

ITEM 2. (Continued)

(in millions)

Labor Agreements

principles to govern the UAW’s efforts to organize certain Dana plants and to encourage collective bargaining agreements designed to boost quality, productivity and overall competitiveness. Three plants have been organized pursuant to this agreement, but no collective bargaining has yet occurred towards contracts for these locations.

Also in the third quarter, we finalized a new master agreement with the UAW covering a plant in Ohio and one in Pennsylvania, concluding the negotiations which we reported in our report for the quarterly period ended June 30, 2003.

We have other collective bargaining agreements that will expire in 2003 and 2004. While our production and costs could be adversely affected if there were protracted disputes during negotiations for the new agreements, we believe that we have good relations with our employees and we will negotiate new agreements in good faith.

Critical Accounting Estimates

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate that is re-evaluated each period based on changes in the components used to determine the annual effective rate. When such changes are significant, adjustments to the effective annual rate are reflected in the interim period. Adjustments to the allowance for deferred tax assets are reflected in the period that the change in estimate occurs.

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

Using a range of assumptions more reflective of current conditions would yield the following changes for our domestic plans: (1) an after-tax charge to shareholders’ equity in the range of $25 to $35 to adjust minimum pension liability at December 31, 2003, assuming no further change in our September 30, 2003 pension plan assets through December 31, 2003, compared to an actual after-tax charge of $208 in 2002; (2) a change in pre-tax pension cost from an expense of $9 in 2003 to an expense ranging from $25 to $35 in 2004; and (3) an increase from a cash requirement of approximately $20 in 2003 to an amount in the range of $50 to $60 in 2004. Our international defined benefit plans cover substantially fewer employees and the

ITEM 2. (Continued)

(in millions)

Critical Accounting Estimates

impact of changes in key assumptions would not be of the same magnitude as the domestic plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used and on the actual rate of return on plan assets.

Obligations and expense of medical and life insurance benefits provided to certain retired employees under post retirement benefit plans will also be impacted by changes in assumptions. Using a discount rate more reflective of current rates would increase expense in 2004 by approximately $7 when compared to 2003. The ultimate impact on financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.

As discussed in Note 2 to the condensed financial statements, we adopted a number of new accounting pronouncements in January, 2003. These pronouncements did not have a material effect on our financial position as of January 1, 2003 or our results of operations or cash flows for the nine months ended September 30, 2003. Our critical accounting estimates, as described in our Form 10-K for the year ended December 31, 2002, were not affected by the new pronouncements.

Restructuring

At December 31, 2002, there was $245 remaining in accrued liabilities relating to previously announced restructuring plans. During the third quarter of 2003, we made progress toward the completion of our restructuring plans, including the reduction of people and relocation of equipment. In connection with these efforts, we recorded $5 for employee termination benefits and an additional $4 for exit costs, including the cost of transferring people and equipment and maintaining buildings held for sale. We also recorded a $3 charge to recognize impairment of a former warehouse facility that was vacated in connection with our restructuring activities and is now being held for sale. As discussed below, we reduced accruals relating to certain restructuring initiatives because we determined, following certain plan modifications, that recorded estimates exceeded amounts necessary to complete the remaining restructuring activities. Closure of the Lugoff, South Carolina commercial vehicle facility was announced in 2002 as a result of our loss of business at this facility, and we recorded restructuring charges of $18 at that time. During the third quarter of 2003, we modified our plans and announced the closure of our Montgomery, Alabama commercial vehicle facility and the relocation of most of the manufacturing and assembly activities currently performed at Montgomery to our Lugoff facility. As a result of the decision this quarter to move the Montgomery operations to Lugoff, we reversed $16 of the $18 charge taken in 2002 for the Lugoff closure and recognized a $6 restructuring charge related to the Montgomery facility closure. We also recognized a gain of $1 on the sale of assets that were considered impaired and had previously been written down. On a net basis, restructuring provisions and adjustments had no net effect on net income for the quarter ended September 30, 2003.

ITEM 2. (Continued)

(in millions except employees)

Restructuring

The following summarizes the activity in accrued restructuring expenses during the third quarter of 2003:

	Employee
	Termination	Exit	Asset
	Benefits	Costs	Impairment		Total

Balance at December 31, 2002	$181	$64	$		$245
Activity during the quarter:
Charges to expense		6			6
Cash payments	(23)	(21)			(44)
Write-off of assets					0
Reversal of accruals	(6)				(6)

Balance at March 31, 2003	$152	$49	$		$201

Activity during the quarter:
Charges to expense		2		4	6
Cash payments	(14)	(8)			(22)
Write-off of assets				(4)	(4)
Reversal of accruals	(4)				(4)

Balance at June 30, 2003	$134	$43		$0	$177

Activity during the quarter:
Charges to expense	9	6		3	18
Cash payments	(17)	(9)			(26)
Write-off of assets				(3)	(3)
Reversal of accruals	(5)	(12)			(17)

Balance at September 30, 2003	$121	$28		$0	$149

At September 30, 2003, $149 of restructuring charges remained in accrued liabilities. This balance was comprised of $121 for the termination of employees, including the announced termination of approximately 1,225 employees scheduled for the remainder of 2003 and 2004, and $28 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $38 in the remainder of 2003, $69 in 2004 and $42 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and cash flows will be more than adequate to satisfy our obligations related to our restructuring plans.

Results of Operations (Third Quarter 2003 versus Third Quarter 2002)

Our worldwide sales were $2,410 in the third quarter of 2003, an increase of $54 or 2% from the $2,356 recorded in the third quarter of 2002. The increase is due largely to $102 of beneficial effects of currency fluctuations, which were partially offset by the $6 effect of divestitures net of acquisitions. Excluding these effects, worldwide sales decreased $42 or 2% when compared to the third quarter of last year. Our worldwide sales increase occurred outside the U.S. market, as our 2003 domestic sales of $1,459 represented a decline of $104 when compared to the third quarter of

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2003 versus Third Quarter 2002)

last year, with no impact from acquisitions or divestitures.

Overall sales outside the U.S. increased $158 or 20% compared to the third quarter of last year with $102 of the increase resulting from the weakening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest positive impacts were the euro ($38), the Canadian dollar ($26), the Australian dollar ($16), and the Brazilian real ($9). Excluding the beneficial effect of currency fluctuations and the $6 impact of divestitures net of acquisitions, non-U.S. sales were up in local markets with a $62 or 8% increase.

Sales of our continuing operations by region for the third quarter of 2003 and 2002 were as follows:

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

North America	$1,709	$1,773	(4)	(4)
Europe	410	361	14	14
South America	157	116	35	35
Asia Pacific	134	106	26	32

Sales in North America decreased $64 or 4% for the period, with no impact from divestitures or acquisitions. Organic declines (the residual change after excluding the effects of acquisitions, divestitures and currency changes) of $88 were partially offset by a $24 increase that resulted from the relative weakness of the U.S. dollar when compared to the third quarter of last year. The European sales increase of $49 resulted mostly from currency impact. Sales in local markets increased $4 and the net impact of acquisitions and divestitures was a modest $1 increase, but the favorable effect of conversion to U.S. dollars added $44. South American sales experienced a significant increase as organic growth of $24 combined with a positive currency impact of $17, to bring an overall increase of $41 or 35% when compared to the third quarter of last year. Sales in Asia Pacific were up $28 or 26% as organic growth of $18 and a favorable currency impact of $17 combined to lift our sales in the region, despite $7 of divestiture impact.

Our segments are our four market-based Strategic Business Units (SBUs) — Automotive Systems Group (ASG), Automotive Aftermarket Group (AAG), Engine and Fluid Management Group (EFMG) and Heavy Vehicle Technologies and Systems Group (HVTSG) — and Dana Credit Corporation (DCC).

Sales by segment for the third quarter of 2003 and 2002 are presented in the following table. Other represents operations that have not been assigned to an SBU but excludes discontinued operations. DCC did not record product sales in either period.

ITEM 2. (Continued)

(in millions except number of claims)

Results of Operations (Third Quarter 2003 versus Third Quarter 2002)

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

ASG	$895	$836	7	8
AAG	571	558	2	2
EFMG	458	473	(3)	(3)
HVTSG	471	474	(1)	(1)
Other	15	15

ASG, which manufactures axles, driveshafts, structural components, modules and chassis systems, experienced a sales increase of $59 or 7% in the third quarter of 2003. The North American regional sales were flat overall, as the positive exchange impact of $13 offset a decline of $12 in local markets. European sales were flat in local markets but increased $9 overall due to $3 of acquisition impact and $6 related to strengthening currencies in the region. Sales in South America increased $26 overall as organic growth of $17 was boosted further by $9 of positive currency impact. Sales in Asia Pacific increased $23 or nearly 23%. Net new business in Australia helped ASG realize organic growth of $14 and positive currency effects added $16, more than offsetting the $7 of divestiture impact.

AAG, which is primarily responsible for the distribution side of our automotive business, experienced a sales increase of $13 during the third quarter of 2003. Sales in North America were down $1 for the quarter. Favorable currency impact of $6 was offset by local declines of $7 as the North American aftermarket continued to be soft and customers shifted demand away from premium-priced product lines. European sales were up $7 as a positive currency effect of $6 added to slightly stronger local market sales. South American sales were also up $7 as a positive currency effect of $4 added to $3 of organic growth.

EFMG, which sells sealing products, bearing, fluid management and power-cylinder products to a variety of markets, experienced a sales decrease of $15 when compared to the third quarter of 2002. North American sales declined $28 in a year-over-year comparison, mostly due to a local market sales decrease of $34, while the effect of currency movement added $6 for the period. Sales in Europe increased $10 as stronger currencies caused a positive impact of $16, offsetting local markets declines of $4 and divestiture impact of $2 when compared to the third quarter of last year. Sales in South America were up $3 due to positive currency movement of $2 and organic growth of $1, while Asia Pacific sales were flat for the quarter.

HVTSG, which sells axles and brakes, drivetrain and suspension components and modular assemblies for commercial and off-highway markets, experienced a sales decrease of $3 in the quarter. Sales for the third quarter of 2003 consisted of $303 from the commercial vehicle market and $168 from the off-highway markets, compared to the third-quarter 2002 sales of $332 and $142, respectively. North American sales saw a decrease of $30, all realized in local markets when compared to the third quarter of 2002. Pre-buying of Class 8 trucks in advance of an October 2002 change in emission requirements for heavy-duty diesel engines had caused a surge in sales in the second and third quarters of last year. Sales in Europe increased $21 due to $15 from the effect of stronger currencies and local sales increases of

ITEM 2. (Continued)

(in millions)

Results of Operations (Third Quarter 2003 versus Third Quarter 2002)

$6 when compared to the third quarter of last year. Sales in South America were up $2 as local market growth and positive effects of currency movement made equal contributions. Asia Pacific sales increased $4, due primarily to local market increases for the quarter.

Revenue from lease financing and other income was $2 lower in the third quarter of 2003. DCC revenues have declined from the third quarter of 2002 levels, particularly lease financing revenue, which declined $18 from last year’s third quarter. This change is in line with reductions in DCC’s lease asset portfolio. Other income in the third quarter of 2003 included $15 of gains from the repurchase of notes payable, $6 from the favorable settlement of sales tax liabilities in India and $5 from the resolution of a contingency related to the December 2002 divestiture of FTE. These gains were partially offset by costs incurred in connection with our response to the ArvinMeritor hostile tender offer and pre-tax losses related to the DCC asset sales.

Gross margin for the third quarter of 2003 was 10.2%, compared to 10.7% for the third quarter of 2002. Gross margin has been affected by a number of factors, including start-up expenses in our structural products area, reductions in sales due to product price concessions and a shift in demand away from premium-priced brands in the aftermarket. Margins were also impacted by lower production levels, which decrease our ability to absorb certain fixed operating expenses. These effects were only partially offset by the benefits of our restructuring activities.

Selling, general and administrative expenses for the quarter decreased $28 compared to the same period in 2002, falling from 8.4% of sales to 7.1% of sales as we realized benefits from our restructuring actions. We also benefited from a decrease in expenses related to DCC.

Operating margin for the quarter was 3.1% compared to 2.3% in the third quarter of 2002 for the above reasons.

Interest expense for the quarter was $8 lower than in the same quarter of last year, resulting from the combined effect of decreased debt levels and lower interest rates.

The comparison of the effective tax rates for the quarters ended September 30, 2003 and 2002, which includes the impact of permanent differences between financial accounting rules and tax regulations, is complicated by the low level of pre-tax earnings in the prior year. The provision for income taxes of $3 recognized on pre-tax income of $61 for the three months ended September 30, 2003 differs significantly from an expected tax provision of $21 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference is the determination that it was more likely than not that a portion of our capital loss carryforward would utilized primarily in connection with the sale of DCC assets, which enabled us to reduce our valuation allowance against deferred tax assets by $17. The provision for income taxes for the three months ended September 30, 2002 of $5 recognized on pre-tax income of $1 also differed from an expected tax provision of less than $1 at a statutory tax rate of 35%. The primary reason for this difference is the recognition of reduced tax benefits on certain non-U.S. operating losses. Minority interest in net income of consolidated subsidiaries decreased $2 compared to the third quarter of last year.

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Third Quarter 2003 versus Third Quarter 2002)

Equity in earnings of affiliates for the third quarter of 2003 was $2 lower than in the third quarter of 2002, primarily due to decreased earnings from our investment in GETRAG, GmbH and Cie, a Germany-based affiliate with global operations.

Our reported net income of $61 for the third quarter of 2003 represents an improvement of $57 over the third quarter of 2002. The current period includes a $9 gain from the repurchase of notes payable and $9 of gains from our continued sale of DCC assets, while the prior period included $40 of restructuring charges and other unusual items.

Results of Operations (Nine Months 2003 versus Nine Months 2002)

Our worldwide sales were $7,393 in the first nine months of 2003, an increase of $140 or 2% from the $7,253 recorded in the first nine months of 2002. The increase was due largely to $246 of beneficial effects of currency fluctuations as the adverse effect of divestitures net of acquisitions was a modest $3. Excluding these effects, worldwide sales decreased $103 or 1% when compared to the first nine months of last year. Our worldwide sales increase occurred outside the U.S. market, where 2003 sales of $4,584 represented a decline of $264 when compared to the first nine months of last year, with no impact from acquisitions or divestitures.

Overall sales outside the U.S. increased $404 or 17% compared to the first nine months of last year with $246 of the increase resulting from the weakening of the U.S. dollar relative to foreign currencies. The currencies accounting for the largest positive impacts were the euro ($162), the Canadian dollar ($58) and the Australian dollar ($39), while the Brazilian real caused the largest negative impact ($44). Excluding the beneficial effect of currency fluctuations and the $3 impact of divestitures net of acquisitions, non-U.S. sales were up in local markets with a $161 or 7% increase.

Sales of our continuing operations by region for the first nine months of 2003 and 2002 were as follows:

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

North America	$5,300	$5,500	(4)	(4)
Europe	1,292	1,111	16	16
South America	406	367	11	11
Asia Pacific	395	275	43	46

Sales in North America decreased $200 or 4% for the period, with no impact from divestitures or acquisitions. The relative weakness of the U.S. dollar accounted for a $49 increase in sales, while organic declines accounted for a $249 decrease when compared to the first three quarters of last year. The European sales increase of $181 resulted almost entirely from currency impact. Sales in local markets declined $16 but the net impact of acquisitions and divestitures was a modest $4 increase, and the favorable effect of conversion to U.S. dollars added $193. South American sales experienced organic growth of $75 and reflected an overall increase of $39 or 11% after an adverse currency impact of $36. Sales in Asia Pacific

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Nine Months 2003 versus Nine Months 2002)

were up $120 or 44% as organic growth of $87 and a favorable currency impact of $41 combined to offset divestiture impact of $7 and lifted our sales in the region significantly when compared to the first nine months of last year.

Sales by segment for the first nine months of 2003 and 2002 are presented in the following table.

				% Change Excluding
				Acquisitions &
	2003	2002	% Change	Divestitures

ASG	$2,773	$2,655	4	4
AAG	1,656	1,678	(1)	(1)
EFMG	1,494	1,496		1
HVTSG	1,425	1,378	3	3
Other	45	46	(3)	(3)

ASG experienced a sales increase of $118 or 4% in the first nine months of 2003. The North American region overall experienced a $53 decrease. Sales decreased $80 in local markets, while favorable currency movement offset $27 of the decline. The local market decline is primarily due to lower production levels by our customers in the light vehicle sector. The other regions reported an aggregate sales increase of $171 in the first nine months of the year. European sales declined $8 in local markets but increased $41 overall due to $20 of acquisition impact and $29 related to strengthening currencies in the region. Sales in South America increased $25 overall as organic growth of $38 was enough to offset $13 of adverse currency impact. Sales in Asia Pacific increased $105 or 39%. Net new business in Australia helped ASG realize organic growth of $74 and positive currency effects added $38, while $7 was lost to divestitures.

AAG experienced a sales decline of $22 during the first nine months of 2003. Sales in North America were down $53, as the aftermarket continued to be soft and customers shifted demand away from premium-priced product lines. European sales were up $27 due to a positive currency effect of $26, as sales in local markets were flat. South American sales were up $4 as local sales growth of $11 was softened by $7 of adverse currency effect.

EFMG experienced a sales decrease of $2 when compared to the first nine months of 2002. North American sales declined $49 in a year-over-year comparison, entirely due to a local sales decrease of $62, while the positive effect of currency movement added $13 for the period. Like ASG, EFMG was affected by lower light vehicle production. Sales in Europe increased $44 as stronger currencies caused a positive impact of $70, which overcame local market declines of $10 and divestiture impact of $16. Sales in South America were up $3 as adverse currency movement of $12 offset organic growth of $15, and Asia Pacific sales were flat for the first nine months.

HVTSG experienced a sales increase of $47 in the first nine months of 2003 when compared to 2002. Sales for the first nine months of 2003 consisted of $886 from the commercial vehicle market and $539 from the off-highway markets, compared to $926 and $452, respectively, for

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Nine Months 2003 versus Nine Months 2002)

the same period in 2002. North American sales decreased $37 overall as organic declines of $36 combined with a $1 decrease from the effects of exchange when compared to the first nine months of 2002. The higher sales volumes in 2002 reflects the pre-buying of Class 8 trucks in advance of an October 2002 change in emission requirements for heavy-duty diesel engines. Sales in Europe increased $67 due primarily to stronger currencies in the region, as local sales increased only $3 when compared to the first nine months of last year. Sales in South America were $3 higher due to local market growth of $5, while negative effects of currency movement caused a $2 impact. Asia Pacific sales increased $14, due mostly to $12 of local market increases for the period.

Revenue from lease financing and other income was $60 lower in the first nine months of 2003. DCC revenues have declined from 2002 levels, particularly for lease financing, which declined $50. This change is in line with reductions in DCC’s lease asset portfolio. Other income in the first nine months of 2003 included $15 of gains from the repurchase of notes payable, an $8 gain on the sale of our structural products subsidiary in Thailand, $6 from the favorable settlement of sales tax liabilities in India and $5 from the resolution of a contingency related to the December 2002 divestiture of FTE. These gains were offset by costs incurred in connection with our response to the ArvinMeritor hostile tender offer and pre-tax losses of $19 related to the DCC asset sales. DCC reported a gain of $26 on asset sales in the first nine months of 2002.

Gross margin for the first nine months of 2003 was 10.4% compared to 11.6% for the first nine months of 2002. Gross margin has been affected by a number of cost factors, including start-up expenses in our structural products area, higher steel prices and increases in healthcare and retirement program costs; reductions in sales due to product price concessions and a shift in demand away from premium-priced brands in the aftermarket were also factors. Aftermarket margins were also impacted by reduced absorption, the result of lower production volume and higher customer returns compared to the same period in 2002. These effects were only partially offset by the benefits of our restructuring activities.

Selling, general and administrative expenses for the first nine months decreased $59 compared to the same period in 2002, falling from 8.8% of sales to 7.8% of sales as we realized benefits from our restructuring actions. We also benefited from a decrease in expenses related to DCC.

Operating margin for the first nine months was 2.6% compared to 2.8% in the first nine months of 2002 for the above reasons.

Interest expense for the first nine months was $25 lower than in the same period of last year, resulting from the combined effect of decreased debt levels and lower interest rates.

For the nine months ended September 30, 2003, the provision for income taxes of $3 differs from an expected provision of $46 due mainly to a $42 benefit resulting from a reduction in our valuation allowance against deferred tax assets. This reduction was based on the determination that it was more likely than not that we would utilize $42 of a capital loss carryforward, primarily in connection with the sale of DCC assets. In the comparable period in 2002, our effective tax rate was substantially higher than the 35% expected rate. We had determined during the nine-month period ended September 30, 2002 that it was more likely than not that we would not realize the full benefit of certain foreign tax credit carryforwards and

ITEM 2. (Continued)

(in millions except units of production)

Results of Operations (Nine Months 2003 versus Nine Months 2002)

operating losses being generated by several non-U.S. locations; accordingly, we provided valuation allowances to offset the related deferred tax assets. Tax benefits of $10 recognized on DCC’s divestiture gains partially offset the effect of providing these allowances.

Minority interest in net income of consolidated subsidiaries decreased $7 compared to the first nine months of last year as last year included a gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

Equity in earnings of affiliates through September 30, 2003 was unchanged compared to the first nine months of 2002.

Our reported net income of $154 for the first nine months represents an improvement of $327 over the first nine months of 2002. The prior period included a $220 after-tax charge from a change in accounting for goodwill, resulting from our adoption of SFAS No. 142, a $27 gain related to DCC divestitures and $119 of after-tax charges related to our restructuring activities, including amounts charged to cost of sales.

Market Trends

Within the domestic light vehicle market, light trucks continue to take market share away from passenger cars in 2003. At the same time, the domestic original equipment manufacturers (OEMs) continue to lose market share to OEMs headquartered outside the U.S.

Within this very competitive environment, OEMs continued to offer high dealer and consumer incentive programs to help maintain their sales levels during the third quarter of 2003. Despite these programs, sales for the U.S. light vehicle markets were flat for the third quarter when compared to the third quarter of 2002. On a year-to-date basis, sales were down 1.7% when compared to the same period last year, as North American light vehicle sales decreased 2.4% and imported light vehicle sales were up 0.9%. North American light vehicle production for the quarter decreased 5.0% year over year. Passenger car production was down 10% while light truck production was down only 1.0%.

Dealer light vehicle inventories at quarter end rose to a 71-day supply domestically compared to the September historical average of 63 days. Reported measures were 64 days for Ford, 86 days for DaimlerChrysler and 71 days for General Motors. This strengthens the probability that incentive programs will continue.

A number of OEMs had announced cutbacks to their previous production estimates in response to the rise in inventories; however, such announcements have not led to any material revisions to the fourth-quarter production schedules to date. Instead, manufacturers appear to be counting on incentives to move product. We expect full-year 2003 North American light vehicle production to approximate 15.8 million units compared to 16.4 million units in 2002.

The automotive aftermarket has experienced decreased demand as manufacturers, distributors

ITEM 2. (Continued)

(in millions except units of production)

Market Trends

and retailers continue to consolidate and work off the resulting excess inventories. Additionally, the apparent shift from premium to second-line brake products and the lengthening of replacement cycles resulting from improved quality have also impacted demand. Since we see no change in this pattern, our aftermarket revenues are expected to be flat for full-year 2003 and early 2004.

We anticipate a gradual improvement in North American commercial vehicle sales. Following a slow start this year, heavy truck (Class 8) builds were approximately 44,000 units in the third quarter. We expect the fourth quarter of 2003 and the first quarter of 2004 to be stronger as build rates continue to increase. We estimate 2003 build rates will approximate 175,000 to 180,000 units for heavy trucks and 190,000 units for medium duty. We believe this market is poised for recovery as inventory levels are down, cancellation rate trends are positive, used vehicle prices have stabilized, diesel fuel prices have dropped and production backlogs are very low.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of their and our programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs (including that of steel) that cannot be recouped in product pricing; our upcoming collective bargaining negotiations and those of our customers in the North American light vehicle sector; costs associated with the tender offer for our common stock that was commenced on July 9, 2003, by ArvinMeritor, Inc.; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within “Liquidity and Capital Resources.”

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2002.

The financing activities of the third quarter of 2003 are described under “Liquidity and Capital Resources” in the MD&A section of this Form 10-Q.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Acting President and Chief Operating Officer (our principal executive officer) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the third quarter and have concluded that such controls and procedures are effective in providing reasonable assurance that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

Our Acting President and Chief Operating Officer and CFO are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that Dana’s financial statements are reliable and prepared in accordance with generally accepted accounting principles in the United States and that the company’s assets are protected from loss. These procedures are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent auditors as necessary to support their audit work. In addition, our Audit Committee, which is composed entirely of independent directors, meets regularly with management, our internal auditors and the independent auditors to review accounting, auditing and financial matters. The Audit Committee and the independent auditors have free access to each other, with or without management being present.

In the third quarter, we continued our review of our internal control documentation in preparation for the management report on internal control over financial reporting and the accompanying independent auditors’ attestation report that will be a part of our annual report on Form 10-K for the fiscal year ended December 31, 2004.

There were no changes in Dana’s internal controls over financial reporting identified in connection with the evaluation by the Acting President and Chief Operating Officer and CFO that occurred during Dana’s third quarter that have materially affected or are reasonably likely to materially affect Dana’s internal controls over financial reporting.

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

     In our report for the quarterly period ended June 30, 2003, we discussed an environmental matter in which the U.S. Department of Justice (DOJ) had proposed a consent decree and a $675,000 fine in connection with alleged violations of the U.S. Clean Water Act at our facility at Harvey Street, Muskegon, Michigan. In the third quarter, we submitted a proposal to the DOJ to undertake certain supplemental environmental projects to reduce or offset the amount of the proposed fine. The DOJ is reviewing our proposal and we expect to receive a response in the fourth quarter.

     In our report for the quarterly period ended June 30, 2003, we also discussed a number of lawsuits that had been filed in various courts in connection with the $15.00 per share cash tender offer for all of the outstanding shares of our common stock that was commenced by Delta Acquisition Corp. (the Offeror), a subsidiary of ArvinMeritor, Inc. (ArvinMeritor), on July 9, 2003 (the Offer). We are updating that information in this report as follows.

     On August 4, 2003, ArvinMeritor and the Offeror filed an amended complaint in their action against Dana and its Board of Directors in the Circuit Court for the City of Buena Vista, Virginia. In this action, the plaintiffs are seeking (i) a declaratory judgment that the defendants breached their fiduciary duties to Dana’s shareholders by their conduct in considering, evaluating and responding to ArvinMeritor’s private proposal in June and the Offer and (ii) an injunction prohibiting Dana from taking any action with respect to the Rights Agreement between Dana and The Bank of New York, as Rights Agent (the Rights Agreement), or otherwise, that is designed to impede or delay the Offer or the Proposed Merger (as defined in the Offer). Dana and its Board believe the allegations in this action are without merit. On August 21, 2003, Dana and the Board filed an answer denying the substantive allegations of the amended complaint.

     On July 25, 2003, ArvinMeritor and Offeror filed an amended complaint in their action against Dana in the U.S. District Court for the Western District of Virginia. In this action, the plaintiffs are seeking (i) a declaratory judgment that their statements and disclosures in connection with the Offer comply with applicable federal law and (ii) declaratory and injunctive relief regarding alleged misstatements in and omissions from Dana’s Schedule 14D-9 filed with the SEC in connection with the Offer (the Schedule 14D-9). Dana believes the allegations in this action are without merit. On August 21, 2003, Dana filed (i) an answer denying the substantive allegations of the amended complaint and (ii) counterclaims against ArvinMeritor and the Offeror for alleged misstatements in and omissions from their Schedule TO filed with the U.S. Securities and Exchange Commission in connection with the Offer.

     On July 10 and 11, 2003, Dana and its directors were named as defendants in two purported shareholder derivative actions (Feuerstein v. Magliochetti, et al. and Martin v. Magliochetti, et al.) filed in the Circuit Court for the City of Buena Vista, Virginia. These actions were subsequently consolidated as In re Dana Corporation Shareholder Litigation. On September 5, 2003, the plaintiffs filed an amended complaint alleging that (i) Dana’s directors

ITEM 1. (Continued)

breached their fiduciary duties by their conduct in considering, evaluating and responding to ArvinMeritor’s private proposal in June and the Offer and (ii) the defendants’ disclosures in the Schedule 14D-9 omitted certain material information. The plaintiffs in this action are seeking an order restricting the use of the Rights (as defined in the Rights Agreement) and damages in an unspecified amount. Dana and its directors believe the allegations in this action are without merit. On September 25, 2003, Dana and its directors filed a demurrer seeking the dismissal of this action on the grounds that the plaintiffs failed to satisfy certain conditions which, under Virginia law, must be satisfied before commencing a derivative action.

     On July 15, 2003, a purported class action (Ryan v. Dana Corp., et al.) was filed against Dana and its directors in the U.S. District Court for the Western District of Virginia. Subsequently, the Ryan action was dismissed at the plaintiff’s request. On August 12, 2003, another purported class action (Kincheloe v. Dana Corp., et al.) was filed in the same court. The Kincheloe action purports to be brought on behalf of all persons, other than the defendants, who own Dana common stock and who are similarly situated. In this action, the plaintiffs allege that the director defendants breached their fiduciary duties to Dana’s shareholders in connection with the Offer. The plaintiffs seek an order that this action can properly be maintained as a class action, directing the director defendants to exercise their duty of care by giving due consideration to any proposed business combination. They also seek an order directing the director defendants to ensure that no conflict exists between their own interests and those of Dana’s shareholders or, if any such conflict exists, to ensure that all such conflicts are resolved in the best interests of Dana’s shareholders. Dana and its directors believe the allegations in this action are without merit.

     On August 4, 2003, Dana commenced an action against UBS Securities LLC and UBS A.G. in the U.S. District Court for the Southern District of New York alleging that the defendants used confidential information received from Dana as part of their investment banking and lending relationships with Dana for the improper purpose of assisting the Offer. Dana is seeking an order enjoining defendants from providing further advice to ArvinMeritor, from providing financing for the Offer and from providing any Dana information to ArvinMeritor and requiring the defendants to account for any confidential information previously provided. On September 15, 2003, the defendants filed an answer denying the substantive allegations of the complaint.

     On August 14, 2003, Dana commenced an action against ArvinMeritor in the Court of Common Pleas for Lucas County, Ohio, alleging that ArvinMeritor used confidential information received from Dana for the improper purpose of the Offer in violation of a confidentiality agreement between Dana and ArvinMeritor. Dana is seeking an order declaring that ArvinMeritor breached its contractual obligations and common law duties to Dana, enjoining ArvinMeritor from pursuing the Offer and awarding damages to Dana. On October 14, 2003, ArvinMeritor and DAC filed a motion to dismiss this suit.

ITEM 5. OTHER INFORMATION.

On July 9, 2003, Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc. commenced a cash tender offer for all of the outstanding shares of our common stock at an offer price of $15.00 per share. On July 22, 2003, we filed with the U.S. Securities and Exchange Commission a Statement on Schedule 14D-9 which contains the Board’s recommendation that Dana shareholders not tender their shares in the offer. For additional information, please see the Schedule 14D-9, including all amendments.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed with or furnished as a part of this report:

3-B	By-Laws, as amended effective September 29, 2003

31-A	Rule 13a-14(a)/15d-14(a) Certification by Acting President and Chief Operating Officer (Principal Executive Officer)

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications

(b)     During the third quarter of 2003, we filed the following reports on Form 8-K:

(i)	a report dated July 22, 2003, furnishing a copy of our news release regarding our earnings for the second quarter of 2003;

(ii)	a report dated July 23, 2003, furnishing a copy of a presentation made during an analysts call by Joseph Magliochetti and Robert Richter; and

(iii)	a report dated August 5, 2003, furnishing a copy of a presentation made during an automotive industry conference by Joseph Magliochetti and Robert Richter.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: October 28, 2003	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING OR FURNISHING

3-B	By-Laws, as amended on September 29, 2003	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Acting President and Chief Operating Officer (Principal Executive Officer)	Furnished with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Furnished with this report

32	Section 1350 Certifications	Furnished with this report