Form 10-K
period 2003-12-31
DANA CORP
filed 2004-02-25
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

None
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant at February 20, 2004, was approximately $3,173,000,000.

      There were 148,773,035 shares of registrant’s common stock, $1 par value, outstanding at February 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement for 2004 Annual Meeting of Shareholders	Part III

TABLE OF CONTENTS DANA CORPORATION -- FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
PART I
Item 1 -- Business
Item 2 -- Properties
Item 3 -- Legal Proceedings
Item 4 -- Submission of Matters to a Vote of Security Holders
PART II
Item 5 -- Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6 -- Selected Financial Data
Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Item 7A -- Quantitative and Qualitative Disclosures About Market Risk
Item 8 -- Financial Statements and Supplementary Data
Item 9 -- Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A -- Controls and Procedures
PART III
Item 10 -- Directors and Executive Officers of the Registrant
Item 11 -- Executive Compensation
Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 -- Certain Relationships and Related Transactions
Item 14 -- Principal Accountant Fees and Services
PART IV
Item 15 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 3(B) By-Laws
Exhibit 10(A)3 Second Amendment to Comp Plan
Exhibit 10(B)1 First Amd to Stock Incentive Plan
Exhibit 10-C(3) Third Amd to Excess Benefits Plans
Exhibit 10-C(4) Fourth Amd to Excess Benefits Plan
Exhibit 10-E(1) Employment Agmt w/ W.J. Carroll
Exhibit 10-E(2) Employment Agmt w/ M.J. Burns
Exhibit 10-F(1) Change of Control Agmt M.J. Burns
Exhibit 10-F(2) Change of Control Agmt (12/08/03)
Exhibit 10-H(1) 1st Amd to Supp Benefits Plan
Exhibit 10-I(1) 1st Amd to 1999 Stock Plan
Exhibit 10-L Change of Control Severence Plan
Exhibit 21 Consolidated Subsidiaries
Exhibit 23 Consent of Auditors
Exhibit 24 Power of Attorney
Exhibit 31-A CEO Certification
Exhibit 31-B CFO Certification
Exhibit 32 Section 1350 Certifications

DANA CORPORATION — FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

			10-K Pages

Cover

Table of Contents			1

PART I

Item 1	—	Business	2-8

Item 2	—	Properties	9

Item 3	—	Legal Proceedings	9-10

Item 4	—	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5	—	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 6	—	Selected Financial Data	11-12

Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-35

Item 7A	—	Quantitative and Qualitative Disclosures About Market Risk	35

Item 8	—	Financial Statements and Supplementary Data	36-88

Item 9	—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88

Item 9A	—	Controls and Procedures	88-89

PART III

Item 10	—	Directors and Executive Officers of the Registrant	90

Item 11	—	Executive Compensation	90

Item 12	—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90

Item 13	—	Certain Relationships and Related Transactions	90

Item 14	—	Principal Accountant Fees and Services	90

PART IV

Item 15	—	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91

Signatures			92-93

Exhibit Index			94-99

Exhibits

PART I

(Dollars in millions, except per share amounts)

Item 1 —	Business

      Dana Corporation is one of the world’s largest independent suppliers of modules, systems and components for light, commercial and off-highway vehicle original equipment (OE) manufacturers globally and for related OE service customers. Our products are used in passenger cars and vans, sport-utility vehicles (SUVs), light, medium and heavy trucks and a wide range of off-highway vehicles. From our introduction of the automotive universal joint in 1904 to the development of high-performance products for the 21st century, we have been a leader in technological innovation. Many of our products have unique and patented features that provide added value to our customers. We are also highly focused on product quality, delivery and service, as evidenced by our numerous supplier quality awards. As a result, we have developed successful long-standing business relationships with thousands of customers worldwide.

      In addition, Dana has been the third largest North American aftermarket supplier. Nearly all of our aftermarket operations have been conducted through our Automotive Aftermarket Group (AAG). In December 2003, we announced our intention to sell substantially all of the AAG. That portion of the AAG intended for sale has been presented in our financial statements as a discontinued operation. The remaining portion of the AAG, which distributes engine hard parts, has become a part of our engine and fluid management operations. Our commercial vehicle and off-highway aftermarket activities are unaffected by the December announcement.

      Our continuing operations are organized into the following market-focused strategic business units (SBUs):

•	Automotive Systems Group (ASG) manufactures and sells drivetrain modules, systems and components, consisting of axles, driveshafts, structures and chassis products, for the automotive and light vehicle markets, as well as driveshafts for the commercial vehicle market. In 2003, ASG generated sales (including inter-segment sales) of $3,900 and its largest customers were Ford Motor Company (Ford), DaimlerChrysler AG (DaimlerChrysler) and General Motors Corporation (General Motors). At December 31, 2003, ASG had 73 major facilities, operated in 23 countries and employed 19,300 people.

•	Engine and Fluid Management Group (EFMG) manufactures and sells sealing, thermal management, fluid transfer, and engine power products for the automotive, light and commercial vehicle and leisure and outdoor power equipment markets. In 2003, EFMG generated sales of $2,000 and its largest customers were Ford, DaimlerChrysler and General Motors. At December 31, 2003, EFMG had 78 major facilities, operated in 16 countries and employed 17,100 people.

•	Heavy Vehicle Technologies and Systems Group (HVTSG) manufactures and sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transaxles, transmissions and electronic controls for the off-highway market. In 2003, HVTSG generated sales of $2,000 and its largest customers were PACCAR Inc., Volvo Group, and International Truck & Engine Corp. At December 31, 2003, HVTSG had 20 major facilities, operated in 12 countries and employed 7,000 people.

      For nearly two decades, we were a leading provider of lease financing services in selected markets through our wholly owned subsidiary, Dana Credit Corporation (DCC). However, in October 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our core businesses. During 2002 and 2003, we sold portions of DCC, bringing the total reduction in portfolio assets since we made the decision to exit this business to $850. This has reduced total portfolio assets to approximately $1,350 from $2,200 at the end of 2001. While some key pieces of DCC will be retained within Dana, significant assets remain for sale. During 2004, we will continue our effort to maximize the value of these assets to Dana and its shareholders.

      The above description reflects our SBU structure at the end of 2003. Several changes were made to the SBUs during 2003, the most significant of which relate to the planned divestiture of substantially all of the AAG. Due to this announcement, the AAG is no longer reported as a business segment in our Business Segment footnote table.

Strategy

      Our overall strategic direction is set out in our Transformation 2005 business plan. Our goals under this plan represent an increased emphasis on anticipating the needs of our markets and serving our customers. The following are key elements of our plan:

      Focus and Expand Core Businesses. We believe that our core businesses are the key to the long-term profitable growth of our company. These core businesses focus on the development, design and manufacture of our core products: axles, driveshafts, structures, fluid systems and bearing and sealing products. These businesses have leading market positions and brand equity and provide our customers with value-added solutions and products.

      Our OE customers continue to target improved asset utilization, speed to market, lower cost, lower investment risk, and greater flexibility and to look for outsourcing alternatives. We expect that our global presence and technological and engineering capabilities, as well as our experience, scale of operations and long-standing relationships with major OE customers, will enable us to continue to take advantage of this opportunity. We project net new business, based on our review of our customers’ production estimates, will add more than $400 to our sales revenue in 2004. The new business is not only with our traditional U.S.-based OE customers, but also with OEs such as BMW, Isuzu, Nissan and Toyota.

      Focus on Capital and Operating Efficiency. In 2003, we continued to focus on opportunities to optimize our resources and reduce manufacturing costs and undertook initiatives to maximize our return on invested capital and to improve cash flow. One example of this improved efficiency is the integration of our formerly separate global light axle and driveshaft divisional headquarters and engineering operations into the new Automotive Systems Group Technology Center, located in Maumee, Ohio. This center has enabled us to better leverage the combined manufacturing, engineering and support capabilities of these units, fostering technology sharing, accelerating the development of world-class driveline systems and modules, and helping Dana respond more quickly and effectively to marketplace demands. On the operational side, we continued our efforts to outsource non-core manufacturing activity, as evidenced by the transfer of more than $140 annually in non-strategic axle component manufacturing to our Mexican partner, Spicer S.A. Additionally, we continued our efforts to reduce working capital and manage for cash.

      Evaluate Strategic Alliances, Joint Ventures and Selected Divestiture and Acquisition Opportunities. Among the keys to our business plan is the concept of capitalizing on strategic alliances and joint ventures. Such relationships offer opportunities to expand our capabilities with a reduced level of investment and enhance our ability to provide the full scope of services required by our customers. We have a number of strategic alliances and joint ventures, including our RoadrangerTM marketing program with Eaton Corporation and programs with GETRAG Cie, to strengthen our portfolio of advanced axle technologies; Chassis Systems Limited, a joint venture with GKN to supply vehicular frames to Land Rover and a joint venture with Emerson Electric Co. to develop and produce a series of actuator products and related components for the global electric steering market.

      In 2003, we expanded our existing partnership with GETRAG to encompass a joint venture with Volvo Car Corporation to produce all-wheel-drive and chassis systems and components for passenger cars and sport utility vehicles.

      Our divestiture activities in 2003 are described elsewhere in this report. In 2004, we will continue to evaluate remaining non-core operations for divestiture. We will also evaluate potential acquisition candidates that have product platforms complementary to our core OE businesses, strong operating potential and strong existing management teams. We believe that targeted acquisitions will help us achieve our long-term objectives.

2003 Overview

      Improved performance best characterizes 2003 compared to 2002. Net income for the year ended December 31, 2003 increased by over $400 to $222 from a year earlier loss of $182. Net income in 2002 was adversely impacted by a $220 effect of a change in accounting for goodwill. Income from continuing operations increased by nearly $170 in 2003.

      These performance improvements were linked in large part to the restructuring actions taken subsequent to the announcement of our restructuring program in December 2001. By the end of 2002 we had incurred nearly all of the charges associated with this program and many of the actions related to the announcements have been completed. The completion of such actions has enabled us to reduce costs.

      Closely related to our restructuring actions has been the focus given to business components considered core to our strategy. Significant progress in divesting non-core business components has been made in 2003 and 2002. The sale of the engine management business highlighted our 2003 divestiture activity. In December 2003, we announced our intention to sell substantially all of the AAG. When completed, this transaction will represent the largest divestiture in our history.

Restructuring

      In October 2001, we announced plans to accelerate the restructuring of our operations, to evaluate at least 30 facilities for closure and to reduce our workforce globally by more than 15%. As of December 31, 2003, we had closed or consolidated 35 of the 39 facilities selected for closure. When completed, these actions will have reduced our workforce — at all levels of the organization — by approximately 17% since October of 2001. The after-tax charges recorded in connection with this restructuring totaled approximately $442. We also sold portions of our Dana Credit Corporation (DCC) leasing operation, as described above.

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

      Consolidated non-U.S. sales were $3,176, or 40% of our 2003 consolidated sales. Including U.S. exports of $397, non-U.S. sales accounted for 45% of 2003 consolidated sales. Our non-U.S. net income was $221, as compared to consolidated net income of $222 in 2003. These amounts include $37 of equity in earnings of non-U.S. affiliates.

      You can find more information about our regional operating results in “Note 22. Business Segments” on pages 74 — 80 of this annual report on Form 10-K.

Customer Dependence

      We have thousands of customers around the world and have developed long-standing business relationships with many of them. Ford and DaimlerChrysler were the only individual customers accounting for 10% or more of our consolidated sales in 2003. We have been supplying products to these companies and their subsidiaries for many years. As a percentage of total sales, sales to Ford were 27%, 26% and 26% in 2003, 2002 and 2001, and sales to DaimlerChrysler were 10%, 14% and 14%. Loss of all or a substantial portion of our sales to Ford, DaimlerChrysler or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

      Ford, DaimlerChrysler and some of our other customers periodically ask us to reduce the prices of our products. We discuss cost saving measures with these customers on an ongoing basis. In light of these requests, we cannot assure that we will be able to maintain or improve our historical levels of profitability.

Products

      The following table presents the relative sales of our continuing operations by core product for the last three years:

	Percentage of
	Consolidated Sales

	2003	2002	2001

Types of Products

Axle	43%	44%	43%

Driveshaft	13	13	13

Fluid systems	11	11	11

Structural	11	10	9

Bearings and sealing	10	9	10

Other Engine	7	8	7

	95	95	93

Other	5	5	7

	100%	100%	100%

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

      A number of our steel suppliers implemented a price surcharge during the fourth quarter of 2003. Because this is a recent development, we have been unable to project the duration of these price surcharges or estimate the impact on our future results of operations.

Seasonality

      Our businesses are not seasonal. However, sales to our OE manufacturing (OEMs) customers are closely related to their production schedules and historically those schedules have been strongest in the first two quarters of the year.

Backlog

      Generally, our products are not on a backlog status. They are produced from readily available materials and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and some of our products are available from more than one facility.

Competition

      Within each of our continuing operating segments, we compete with a variety of independent suppliers and distributors, as well as the in-house operations of certain OEMs. We compete primarily on the basis of product quality, technology, cost, delivery and service.

      A summary by operating segment is set forth below:

      Automotive Systems Group — We are one of the primary independent suppliers in torque and traction technologies (axles, driveshafts, and drivelines), structural solutions (frames) and system integration technologies (including advanced modularity concepts and systems). Our primary competitors include American Axle, in-house operations of DaimlerChrysler, GKN, Magna, Tower Automotive, ThyssenKrupp, Visteon and ZF Group.

      Engine and Fluid Management Group — We are one of the leading independent suppliers of sealing systems (gaskets and cam covers), thermal management (thermal acoustical shields, heat exchangers, and small radiators), fluid transfer (fuel rails, brake lines and HVAC routing) and power products (piston rings and engine bearings). On a global basis, our primary competitors in sealing systems are ElringKlinger, Federal Mogul and Freudenberg NOK. Competitors in thermal management include Behr, Delphi, Modine and Valeo. On the fluid transfer side of the business, we compete against companies such as Delphi, Eaton, Valeo and Visteon. Primary competitors on the power products side of the business include Federal Mogul and Mahle.

      Heavy Vehicle Technologies and Systems Group — We are one of the primary independent suppliers of axles, driveshafts and brakes for both the medium and heavy truck markets, as well as various off-highway segments. With regard to the off-highway markets specifically, we also specialize in the manufacturing of transmissions. Our primary competition in North America includes ArvinMeritor in the heavy and medium markets and Hendrickson in the trailer market. Other major competitors in Europe include OEM vertically integrated operations in the heavy truck markets, as well as Carraro, ZF Group and OEM vertically integrated operations in the off-highway markets.

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

      In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop disruptive products for existing and new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. One example of locations where these efforts are being integrated is our new ASG Technology Center that opened in late 2003. At December 31, 2003, our SBUs had the following number of technical centers: ASG, 20; EFMG, 17 and HVTSG, 4. Our spending on engineering, research and development and quality control programs was $252 in 2003, $248 in 2002 and $260 in 2001.

Employment

      Our worldwide employment (including consolidated subsidiaries) was approximately 59,000 at December 31, 2003, including approximately 14,000 associated with our discontinuing operations. This represents a 16% reduction from the number of people reported at the end of 2001, which is attributable to our restructuring activities and divestitures. We expect further reductions in 2004 as we complete the four final facility closures and the planned divestiture of substantially all of our Automotive Aftermarket businesses.

Environmental Compliance

      We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2003. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 45 and under “Note 18. Commitments and Contingencies” on pages 68 through 71 of this annual report on Form 10-K.

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

Executive Officers

      The following table contains information about our current executive officers and their positions. All positions are with Dana unless otherwise indicated. Messrs. Carroll, Cole, Franklin and Richter are mem-

bers of Dana’s Policy Committee, which is responsible for our corporate strategies and partnership relations, as well as the development of our people, policies and philosophies.

      In addition, Michael J. Burns has been named as Dana’s Chief Executive Officer and President and as a director effective March 1, 2004. Mr. Burns, age 51, has been President of General Motors Europe since 1998.

Name	Age	Title

William J. Carroll	59	Acting President and Chief Operating Officer, President — Automotive Systems Group

Bernard N. Cole	61	President — Heavy Vehicle Technologies and Systems Group

Marvin A. Franklin, III	56	President — Dana International and Global Initiatives

Charles F. Heine	51	President — Technology Development and Diversified Products

James M. Laisure	52	President — Engine and Fluid Management Group

Terry R. McCormack	53	President — Automotive Aftermarket Group

Robert C. Richter	52	Vice President and Chief Financial Officer, Chairman — Dana Credit Corporation

Richard J. Westerheide	52	Chief Accounting Officer and Assistant Treasurer

      William J. Carroll has been Acting President and Chief Operating Officer since September 23, 2003, and President — Automotive Systems Group and Chairman of DTF Trucking, Inc. since 1997. He will retire from Dana effective March 1, 2004.

      Bernard N. Cole has been President — Heavy Vehicle Technologies and Systems Group since 2002. He was previously President — Off-Highway Systems Group (1997-2002) and President — Commercial Vehicle Systems (2002). He has been Chairman of Dana India Pvt. Ltd. since 2001.

      Marvin A. Franklin, III has been President — Dana International & Global Initiatives since 2000. He was previously President — Dana International (1997-2000).

      Charles F. Heine has been President — Technology Development and Diversified Products since 2001. He was previously President — Engine Systems Group (1998-2001).

      James M. Laisure has been President — Engine and Fluid Management Group since 2001. He was previously President — Fluid Systems Group (2000-2001), Group Vice President — Fluid Systems Group (1999-2000) and Vice President — Modules and Systems Group (1996-1999).

      Terry R. McCormack has been President — Automotive Aftermarket Group since 2000. He was previously President — Wix Worldwide Filtration (2000) and Vice President and General Manager for Wix Division, North America (1998-2000).

      Robert C. Richter has been Vice President and Chief Financial Officer of Dana since 1999 and Chairman of Dana Credit Corporation since 2002.

      Richard J. Westerheide has been Chief Accounting Officer and Assistant Treasurer since 2002. He was previously Group Controller — Engine Management Group (2000-2002) and, for Dana Credit Corporation, Vice President — Finance (2000) and Director of Accounting Policy and Financial Reporting (1998-2000).

      Some of the above officers are appointed by the Board annually at its organizational meeting, as provided in our By-Laws, and hold office until their successors are appointed or their earlier death, retirement, resignation or removal. Others are appointed by the Board or designated by the Chief Executive Officer from time to time and serve, as applicable, at the pleasure of the Board or the CEO.

Item 2 —	Properties

      As shown in the following table, at December 31, 2003, our continuing operations had 251 manufacturing, distribution and service branch or office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease certain manufacturing facilities and most of our smaller distribution outlets and financial service branches and offices.

Dana Facilities by Geographic Region

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Manufacturing	95	33	29	11	168

Distribution	16	6	9	1	32

Service branches, offices	31	10	5	5	51

Total Continuing Operations	142	49	43	17	251

Discontinued Operations	56	31	25	2	114

Total	198	80	68	19	365

Item 3 —	Legal Proceedings

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

      Environmental Proceedings. In our reports for the quarterly periods ended June 30, 2003, and September 30, 2003, we discussed an environmental matter in which the U.S. Department of Justice (DOJ) had proposed a consent decree and a $0.7 fine in connection with alleged violations of the U.S. Clean Water Act at our facility at Harvey Street, Muskegon, Michigan. We have submitted a proposal to the DOJ to undertake certain supplemental environmental projects to reduce or offset the amount of the proposed fine. The DOJ is reviewing our proposal and the matter is pending.

      In addition, we reported in our annual report for the year ended December 31, 2002, an environmental proceeding involving our plant at Sanford Street in Muskegon, Michigan. That facility had received a notice of an enforcement action and a proposed consent order from the Michigan Department of Environmental Quality (MDEQ) alleging various air permit and rule violations. The alleged violations related to smoke and odor complaints from neighbors, failure to have permits for the installation of certain engine test cells and noncompliance with certain record keeping requirements. Negotiations with the MDEQ resulted in a final consent order with a fine of $0.1. The MDEQ released this order for public comment in December 2002, and the matter is pending.

      Litigation. In our reports for the quarterly periods ended June 30, 2003, and September 30, 2003, we also discussed a number of lawsuits that had been filed in various courts in connection with the $15.00 per share cash tender offer for all of the outstanding shares of our common stock that was commenced by Delta Acquisition Corp. (the Offeror), a subsidiary of ArvinMeritor, Inc. (ArvinMeritor), on July 9, 2003, and raised to $18.00 per share on November 17, 2003 (the Offer). The Offer was withdrawn on November 23, 2003, and we are updating the information in those reports as follows.

      Following the withdrawal of the Offer, the parties reached an agreement to dismiss the two actions brought by ArvinMeritor and the Offeror against Dana and its directors in Virginia and the action brought by Dana against ArvinMeritor in Ohio. These three lawsuits remain pending, awaiting the execution and filing of stipulated dismissals.

      The two purported shareholder actions brought in Virginia against Dana and its directors (In re Dana Corporation Shareholder Litigation and Kincheloe v. Dana Corp., et al.) remain pending. We do not expect any material developments in these lawsuits in the future.

      Dana’s action against UBS Securities LLC and UBS A.G. in New York was settled in the fourth quarter of 2003.

      You can find more information about our legal proceedings under “Note 18. Commitments and Contingencies” on pages 68 — 71 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 13 — 35 of this annual report on Form 10-K.

Item 4 —	Submission of Matters to a Vote of Security Holders

      -None-

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is listed on the New York Stock Exchange and the Pacific Exchange. On February 20, 2004, there were approximately 37,000 shareholders of record.

      We have paid quarterly cash dividends on our common stock since 1942. Information regarding the quarterly ranges of our stock price and dividends declared and paid during 2003 and 2002 is presented in the following table.

							Cash Dividends
	Stock Price						Declared and Paid

	2003			2002

Quarter Ended	High	Low	Close	High	Low	Close	2003	2002

March 31	$12.58	$6.15	$7.06	$22.29	$13.05	$21.47	$0.01	$0.01

June 30	11.94	6.99	11.56	23.22	16.90	18.53	0.01	0.01

September 30	17.19	11.14	15.43	18.76	12.38	13.08	0.01	0.01

December 31	18.40	14.60	18.35	13.96	9.28	11.76	0.06	0.01

Item 6 —	Selected Financial Data

      The following table sets forth selected financial information for our company. The financial information for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information for the years ended 2000, 1999, 1998 and 1997, and as of December 31, 2001, 2000, 1999, 1998 and 1997 has been derived from our audited consolidated financial statements not included in this report. The financial information for the years ended December 31, 1997 through 2002 has been reclassified to reflect substantially all of our Automotive Aftermarket Group as a discontinued operation based on our decision in the fourth quarter of 2003 to sell those operations. We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. SFAS No. 142 does not provide for restatement of prior periods; however, we have provided the after-tax amount of goodwill amortization and adjusted net income (loss) for the years 1997 through 2001 in the table.

      The historical selected financial information may not be representative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8, respectively.

	Year Ended December 31,

(Dollars in millions, except per share amounts)	2003	2002	2001	2000	1999	1998	1997

Summary of Operations:

Net Sales	$7,918	$7,501	$7,480	$9,282	$9,859	$9,295	$9,421

Cost of Sales	7,245	6,804	6,844	8,121	8,463	8,010	8,227

Pre-Tax Income (Loss) of Continuing Operations	81	(114)	(348)	385	450	465	492

Income (Loss) from Continuing Operations	175	6	(205)	280	337	376	299

Income (Loss) from Discontinued Operations	47	32	(93)	54	176	158	21

Effect of Change of Accounting		(220)

Net Income (Loss)	222	(182)	(298)	334	513	534	320
Income (Loss) per Common Share — Basic

Continuing Operations	1.17	0.04	(1.38)	1.84	2.04	2.28	1.84

Discontinued Operations	0.32	0.22	(0.63)	0.36	1.06	0.96	0.13

Effect of Change in Accounting		(1.49)

Net Income (Loss)	1.49	(1.23)	(2.01)	2.20	3.10	3.24	1.97
Income (Loss) per Common Share — Diluted

Continuing Operations	1.17	0.04	(1.38)	1.83	2.02	2.25	1.81

Discontinued Operations	0.32	0.22	(0.63)	0.35	1.06	0.95	0.13

Effect of Change in Accounting		(1.48)

Net Income (Loss)	1.49	(1.22)	(2.01)	2.18	3.08	3.20	1.94

Cash Dividends per Common Share	0.09	0.04	0.94	1.24	1.24	1.14	1.04

Common Stock Data:
Average Number of Shares Outstanding

Basic	148	148	148	152	165	165	163

Diluted	149	149	148	153	166	167	165
Stock Price

High	$18.40	$23.22	$26.90	$33.25	$54.06	$61.50	$54.38

Low	6.15	9.28	10.25	12.81	26.00	31.31	30.63

Close	18.35	11.76	13.88	15.31	29.94	40.88	47.50

	As of December 31,

	2003	2002	2001	2000	1999	1998	1997

Summary of Financial Condition:

Total Assets	$9,617	$9,553	$10,207	$11,236	$11,123	$10,138	$9,511

Short-Term Debt	493	287	1,120	1,945	1,418	1,698	1,693

Long-Term Debt	2,605	3,215	3,008	2,649	2,732	1,718	1,790

Total Shareholders’ Equity	2,050	1,482	1,958	2,628	2,957	2,940	2,602

Book Value per Common Share	13.83	10.00	13.18	17.77	18.12	17.74	15.89

      SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective January 1, 2002, does not provide for restatement of prior periods. The amounts below present the amount of goodwill amortization, net of the related income benefits, included in reported net income (loss) and pro forma net income (loss) as if SFAS No. 142 had been adopted prior to the earliest year presented.

	2001	2000	1999	1998	1997

Net Income (Loss)	$(298)	$334	$513	$534	$320

Effect of Goodwill Amortization	32	33	35	32	32

Adjusted Net Income (Loss)	$(266)	$367	$548	$566	$352

Item 7 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions

Overview

Strategic Actions

      During the past year, we made significant moves to sharpen the strategic focus of our business on the light vehicle, commercial vehicle and off-highway original equipment marketplace.

Divestitures

      A number of businesses that we deemed non-strategic were divested in 2002 and 2003. In June 2003, we completed the sale of our Engine Management aftermarket business with annual sales of approximately $300. More recently, in December 2003, we announced plans to divest substantially all of our Automotive Aftermarket Group, which had sales of more than $2,000 in 2003 and employed approximately 14,000 people. These businesses are now classified as discontinued operations in our financial statements. Upon completion of the divestiture of the Automotive Aftermarket business, when combined with the other divestitures closed during the last three years, we will have divested businesses that previously reported annual sales of more than $3,000.

      Additionally, in 2001 we commenced the divestiture of a major portion of our leasing operation, Dana Credit Corporation (DCC). To date, divestitures and normal run-off have reduced DCC’s portfolio assets by approximately $850; we expect continued asset dispositions over the next few years.

Outsourcing Non-Core Manufacturing

      Within our core businesses, we have looked closely at the manufacturing processes that are key to the product technology and service value package we supply our customers. In this regard, we have divested non-core product manufacturing to third parties or, in some cases, transferred such manufacturing to our international affiliates who consider it core to their business.

Strategic Partnerships

      Strategic alliances continue to be an important component of our strategy, either in supporting our global expansion, enhancing our technology or improving our cost competitiveness. During 2003, we signed a new joint venture agreement with GETRAG (one of our European partners) and Volvo Car Corporation to produce all-wheel-drive systems in Europe, and we announced plans to form a joint venture with Dongfeng to develop and produce commercial vehicle axles in China.

      Another important strategic partnership entered this past year was our agreement with the United Auto Workers. This agreement established collective bargaining and representation principles governing our automotive assembly and manufacturing facilities in the United States that serve DaimlerChrysler AG, Ford Motor Company and General Motors Corporation. The cooperative approach embodied in this agreement is expected to contribute to our business growth, improve our productivity and enhance our operational cost efficiency.

Market Outlook

      Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with Dana’s outlook for 2004, are shown below.

	Production in Units

				Dana’s
				Outlook
	2001	2002	2003	2004

Light vehicle (in millions):

North America	15.5	16.4	15.9	16.2

Europe	20.5	20.8	21.0	21.5

Asia Pacific	16.0	18.1	18.5	19.6

South America	2.4	1.9	1.9	2.3

Commercial Vehicle (in thousands):

North America Class 5-7	176	189	195	211

Class 8	146	181	176	245

      North American light duty production levels have been relatively stable the past few years. A significant development in this market since 2001 has been the increased use of incentives by our customers to stimulate and maintain demand levels. Reasonable levels of vehicle inventories at the end of 2003 and generally positive trends in key macroeconomic indicators suggest stronger overall production in 2004.

      A challenge that we and others in the light vehicle market face is the continued price reduction pressure from our customers. Our largest customers in this market — the U.S.-based original equipment manufacturers — have experienced market share erosion to other international light vehicle manufacturers over the past few years, thereby putting additional pressure on their profitability. To the extent this trend continues, we expect the price reduction demands to continue. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and six sigma blackbelt programs, will continue to be important to sustaining and improving our margins.

      The commercial vehicle market has been at the bottom of its business cycle during the past two years. Orders in both the medium and heavy-duty North American markets have been strengthening in recent months with inventories remaining stable. Consequently, the recovery in these markets appears to be underway, supporting our improved production outlook for 2004.

      In our other markets — off highway, European commercial vehicles and light vehicles in the Asia Pacific and South American regions — we expect either stable or improving production demand in 2004.

Other Key Factors

      In our markets, concentration of business with certain customers is common, so our efforts to achieve additional diversification are important. In the light vehicle market, we have been successful in gaining new business with several international manufacturers over the past few years. We expect greater customer diversity as more of this business comes on stream and we gain additional business with these customers.

      Broadening our global presence will also be increasingly important in the months ahead. Global sourcing presents opportunities to improve our competitive cost position, as well as take advantage of higher expected growth in emerging markets such as China and India. A number of our steel suppliers implemented a price surcharge during the fourth quarter of 2003. Because this is a recent development, we have been unable to project the duration of these price surcharges or estimate the impact on our future results of operations.

      Another key factor in our future success is technology. We are continuing to invest in advanced product and process technologies as we believe that they, as much as any factor, are critical to improving our competitive position and profitability. In keeping with these efforts, our recent moves to focus even more on our core original equipment markets will enable us to capitalize on the continuing trends toward modularity and systems integration in these markets.

New Business

      In the OE vehicular business, new programs are generally awarded to suppliers well in advance of the expected start of production. The amount of lead time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business often coincides with model changes on the part of vehicle manufacturers. Given the cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the vehicle life, which is typically several years.

      During 2003, more than $400 of our sales increase resulted from the addition of net new business — new business in excess of lost business. As of December 31, 2003, we expected net new business to contribute a minimum of $400 to our 2004 sales. Beyond 2004, based on business already awarded or lost, we expect net new business contributions through 2009.

Summary

      Over the last three years, we have repositioned the organization — through divestitures, restructuring, outsourcing and strategic partnerships — to be more strategically focused and more competitive. In the process, we have downsized from a company with sales in excess of $13,000 (before adjustments to reflect discontinued businesses) to a company with 2003 sales of just under $8,000 reported by our continuing operations. At the same time, we have improved our overall profitability and financial position. With a more focused strategy and improved financial situation, we are better positioned to grow the business in our core markets.

Liquidity and Capital Resources

Cash Flows (2003 versus 2002)

			Dollar
	2003	2002	Change

Cash Flows from Operating Activities:

Net income (loss)	$222	$(182)	$404

Effect of change in accounting		220	(220)

Depreciation and amortization	394	478	(84)

Deferred income taxes	(35)	(135)	100

Unremitted earnings of affiliates	(49)	(43)	(6)

Gains on divestitures and asset sales	(47)	(53)	6

Asset impairment charges	21	114	(93)

Decrease (increase) in operating working capital	(212)	50	(262)

Other	41	72	(31)

Cash flows from operating activities	$335	$521	$(186)

      For a number of reasons, the substantial increase in net income did not translate into stronger operating cash flow in 2003 when compared to 2002. After considering the non-cash nature of the effect of changing our method of accounting for goodwill in 2002, our earnings improvement was limited to $184. Depreciation and amortization declined in 2003, the result of tightened capital spend and significant divestitures during the last three years. Deferred tax benefits negatively impacted cash from operations again in 2003, but the $35 adjustment compares favorably with the amount added back in 2002. The amount by which equity earnings exceeded dividends received from our equity affiliates increased slightly in

2003. The amount of impairment charges added back as a non-cash item was lower in 2003 as our restructuring program neared its conclusion. Our recent success in reducing working capital did not continue in 2003 as working capital increased by more than $200. Amounts invested in tooling and not yet recovered from customers and increases in accounts receivable and inventory, only partially offset by an income tax refund, pushed working capital higher. Working capital in both 2003 and 2002 was also negatively affected by payments against restructuring accruals of $145 and $142, respectively. Overall, cash flows from operations totaled $335 in 2003.

			Dollar
	2003	2002	Change

Cash Flows from Investing Activities:

Purchases of property, plant and equipment	$(305)	$(375)	$70

Divestitures	145	506	(361)

Proceeds from sales of leasing subsidiary assets	193	248	(55)

Proceeds from sales of other assets	89	101	(12)

Other	87	45	42

Cash flows from investing activities	$209	$525	$(316)

      Control over capital spending remained tight in 2003. While less than half the amount spent in 2000, the 2003 outlays for machinery and equipment were more in line with the operations that remain after major divestitures and outsourcing initiatives. Expenditures have been focused on opportunities to leverage technology and support new customer programs. We expect to see capital spending in 2004 increase to levels approximating depreciation expense.

      Divestiture activities were limited in 2003 in terms of proceeds received, but those proceeds were supplemented by the cash generated on asset sales, many of which were related to consolidation or outsourcing efforts. Within our leasing operations, we continued to make progress on reducing the lease investment portfolio. Overall, we generated more than $200 in connection with our net investing activities.

			Dollar
	2003	2002	Change

Cash Flows from Financing Activities:

Net change in short-term debt	$(113)	$(556)	$443

Issuance of long-term debt		285	(285)

Payments on and repurchases of long-term debt	(272)	(467)	195

Dividends paid	(14)	(6)	(8)

Other	17	72	(55)

Cash flows from financing activities	$(382)	$(672)	$290

      We used the cash generated by our operating and investing activities to meet scheduled debt payments and reduce the amount outstanding under our short-term facilities. We also spent $140 to repurchase notes having a face amount of $158, generating a pre-tax gain of $15 after considering the unamortized issuance costs and original issuance discount. Cash collected upon the termination of interest rate swaps accounted for a substantial majority of the remaining inflows in both 2003 and 2002.

      Managing our cash remains a high priority. Our estimate of cash outlays related to restructuring activities is $80 for 2004 and we expect to reduce working capital, exclusive of our restructuring activities, by $100 based on the projected levels of production for 2004. Within our investing activities, we expect the proceeds from the divestiture of the Automotive Aftermarket business to exceed its book value. Achieving these targets would enable us to reduce debt, invest in other business opportunities and contribute to our pension plans.

Cash Flows (2002 versus 2001)

			Dollar
	2002	2001	Change

Cash Flows from Operating Activities:

Net income (loss)	$(182)	$(298)	$116

Effect of change in accounting	220		220

Depreciation and amortization	478	548	(70)

Deferred income taxes	(135)	(116)	(19)

Unremitted earnings of affiliates	(43)	4	(47)

Gains on divestitures and asset sales	(53)	(10)	(43)

Asset impairment charges	114	206	(92)

Decrease (increase) in operating working capital	50	407	(357)

Other	72	(102)	174

Cash flows from operating activities	$521	$639	$(118)

      Net income in 2002, after adding back the non-cash impact of our change in accounting for goodwill, contributed $336 more to operating cash flows than in 2001. Operating cash flow produced from depreciation declined in 2002 because of our reduced capital spending in 2001 and 2002, as spending was substantially below depreciation levels in both years. The non-cash impact of impairment charges on operating cash flows resulted from a higher level of restructuring announcements in 2001 compared to 2002, each of which related to the overall restructuring program announced during the fourth quarter of 2001. Operating working capital decreased significantly in 2001 as we addressed the high levels of working capital in our AAG SBU. Working capital, especially inventory, was abnormally high in 2000 in certain of the AAG units that were in the process of consolidating distribution centers and had built bridge inventories to meet customer demand during the consolidation. These inventories were reduced in 2001. The pace of improvement in working capital levels slowed in 2002 in large part due to cash payments associated with our restructuring plans.

			Dollar
	2002	2001	Change

Cash Flows from Investing Activities:

Purchases of property, plant and equipment	$(375)	$(425)	$50

Divestitures	506	236	270

Proceeds from sales of leasing subsidiary assets	248	60	188

Proceeds from sales of other assets	101	132	(31)

Other	45	76	(31)

Cash flows from investing activities	$525	$79	$446

      Cash flows from investing activities in 2002 benefited from cash generated by divestitures of non-core businesses during the year, including FTE, Boston Weatherhead Division and certain smaller business units. In addition, sales of DCC assets were significantly higher in 2002 as a result of sale transaction activity occurring subsequent to our announcement in the fourth quarter of 2001 of our intention to sell a substantial portion of DCC’s assets. Investing cash flows also benefited from reduced capital spending in 2002 as compared to 2001.

			Dollar
	2002	2001	Change

Cash Flows from Financing Activities:

Net change in short-term debt	$(556)	$(888)	$332

Issuance of long-term debt	285	847	(562)

Payments on long-term debt	(467)	(501)	34

Dividends paid	(6)	(140)	134

Other	72	(16)	88

Cash flows from financing activities	$(672)	$(698)	$26

      Cash flows from financing activities were essentially the same in 2002 and 2001. Net debt repayments (long-term and short-term, net of new borrowings) were nearly $200 higher in 2002 compared to 2001 as we sought to reduce aggregate debt levels. Some of the cash available to accomplish this was made available due to lower amounts paid out in cash dividends in 2002 as compared to 2001.

      Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,315 at December 31, 2003. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s and BBB- by S&P. We also have an accounts receivable securitization program that provides up to $400 to meet our periodic demands for short-term financing. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s Investor Service (Moody’s) and B+ by Standard and Poor’s (S&P). As of February 17, 2004, we were rated Ba3 by Moody’s and BB by S&P. In anticipation of the sale of substantially all of our Automotive Aftermarket Group, we will seek to arrange an additional financing facility to augment the accounts receivable securitization program. Our preliminary assessment, based on an average historical volume of AAG receivables, indicated that the withdrawal of AAG would decrease the amount available under the existing program by approximately $200. At the end of 2003, borrowings outstanding under the various Dana lines consisted of $24 drawn by non-U.S. subsidiaries against uncommitted lines. No amounts were outstanding under the accounts receivable program or the long-term credit facility.

      Dana’s long-term credit facility requires us to improve upon specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1 at December 31, 2003 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.90:1 at December 31, 2003, 2.25:1 at March 31, 2004 and 2.50:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 2.90:1 at December 31, 2003 and 2.50:1 at March 31, 2004 and thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all of these ratio requirements at December 31, 2003.

      In addition, DCC has a revolving credit facility. The amount available under the facility was reduced by $150 in 2003 as a result of renegotiating the facility and applying a provision that calls for reducing the line by two-thirds of the net cash proceeds from any sales of DCC assets. The facility had a maximum borrowing capacity of $100 at December 31, 2003 and is subject to further proceeds-based reductions until its June 2004 maturity. Interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At December 31, 2003, there was $30 outstanding under DCC’s revolving credit facility.

      Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under these long-term bank facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under the credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

      Based on our rolling six-quarter forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

      Hedging Activities — At December 31, 2003, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond the first quarter of 2005. The aggregate fair value of these contracts is a favorable amount approximating $3. These contracts have been valued by independent financial institutions using the exchange spot rate on December 31, 2003, plus or minus quoted forward basis points, to determine a settlement value for each contract.

      In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. In May 2003, we received $18 in connection with terminating two of the swap agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap agreements. This valuation adjustment will be amortized as a reduction of interest expense over the remaining life of the notes. The terminated agreements were replaced with new swap agreements. Under the current agreements, we receive an average fixed rate of interest of 9.26% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of December 31, 2003, the average variable rate under these agreements approximated 6.38%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the hedged notes. Based on the aggregate fair value of these agreements at December 31, 2003, we recorded a noncurrent liability of $11 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

      DCC was party to interest rate swaps which provided for DCC to receive payments based on prevailing short-term market rates and pay a 7.95% fixed rate on a notional amount of $45. These agreements expired in the second half of 2003 coincident with the maturity of the medium-term notes which they hedged.

      The fair values of the Dana swap agreements were an aggregate liability of $11 at December 31, 2003. The fair values of all swap agreements were determined by obtaining pricing estimates from independent financial institutions.

      Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

      The following table summarizes our fixed cash obligations over various future periods.

		Payments Due by Period

		Less than			After
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Principal of Long-Term Debt	$3,044	$439	$159	$507	$1,939

Operating Leases	378	73	107	69	129

Unconditional Purchase Obligations	224	159	43	22

Other Long-Term Liabilities	1,338	154	252	267	665

Total Contractual Cash Obligations	$4,984	$825	$561	$865	$2,733

      The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

      We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2004 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows for our continuing operations: $767 in 2004, $1,353 in 2005 and 2006 combined, $1,077 in 2007 and 2008 combined and $1,623 thereafter.

      Other Long-Term Liabilities include estimated obligations under our retiree healthcare programs and the estimated 2004 contribution to our U.S. defined benefit pension plans. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2008 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2004 due to the significant impact that return on plan assets, changes in discount rates and a potential additional contribution in 2004 might have on such amounts.

      In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $6. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $32.

      We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At December 31, 2003, we had an $18 guarantee outstanding in connection with a tooling order for one of our OE programs. We do not expect such guarantees for this program to exceed $40.

      At December 31, 2003, we maintained cash balances of $195 on deposit with financial institutions, of which $98 may not be withdrawn, to support stand-by letters of credit, surety bonds or trusteed certificate accounts amounting to $237 issued on our behalf by financial institutions. These financial instruments, which are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations, are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn or the surety bonds or certificate accounts were called.

      In connection with certain of our divestitures, there may be future claims and proceedings instituted or asserted against us relative to the period of our ownership or pursuant to indemnifications or guarantees provided in connection with the respective transactions. The estimated maximum potential amount of payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters. In some cases, we have insurance coverage available to satisfy claims related to the divested businesses. We believe that payments, if any, in excess of amounts provided or insured related to such matters are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

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

      Asbestos — Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements. In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a subsidiary of Peterson Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

      At December 31, 2003, we had approximately 149,000 pending asbestos-related product liability claims, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims we have settled subsequently). We believe that we are now being named in more claims because claimants are routinely naming many former CCR members in individual claims, and that more of our claims are now pending for longer periods because we are aggressively defending claims which might previously have been settled by the CCR. We attribute the increase in the number of claims which occurred in the first half of 2003 in large part to the delayed service of numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. The number of pending claims declined by 5,000 in the fourth quarter of 2003.

      The overall increase in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At December 31, 2003, we had accrued $133 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $113 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We review our claims database annually and make adjustments to our loss estimates if appropriate. While we expect our legal defense costs will continue at higher levels than when we were a member of the CCR, we believe that our litigation strategy has reduced and will continue to reduce our indemnity costs. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

      At December 31, 2003 and 2002, we had amounts receivable from our insurers and others of $33 and $38, respectively, representing reimbursements for settled claims and related defense costs. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded. During 2003, we received $4 from the CCR as a refund of previous settlement advances and $21 from our insurers as reimbursement for defense and indemnity costs. Additional amounts were billed to our insurers for amounts we paid in 2003 in defense and indemnity costs.

      Other Product Liabilities — At December 31, 2003, we had accrued $12 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates.

      Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. Dana is a potentially responsible party at the Hamilton Avenue Industrial Park Superfund site in New Jersey. The site has three “Operable Units.” We have estimated our potential financial exposure for Operable Units 1 and 2 at the site as ranging between $1 and $5 based on our view as to the most likely remediation method and allocation of costs between Dana and other potentially responsible parties. However the EPA has identified an array of remedial alternatives for Operable Unit 2 that includes a range from lower to substantially higher than our estimate. We have not included any estimate for Operable Unit 3 in our cost projections as the site investigation for this aspect of the site has not yet been conducted. Currently, it is impossible to predict which remedial alternative for Operable Unit 2 will be selected by the EPA, or whether there will be a need for remedial action related to Operable Unit 3. At December 31, 2003, we had accrued $77 for contingent environmental liabilities, compared to $78 accrued at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at December 31, 2003, compared to $3 at December 31, 2002.

      Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At December 31, 2003, we had estimated our total exposure to these matters to be approximately $48 compared to our estimate of $57 at December 31, 2002. At December 31, 2003, we had recorded an estimated recoverable of $30 compared to $47 recorded at December 31, 2002. The change in both amounts during 2003 reflects the favorable renegotiation of a portion of unpaid amounts with the plaintiffs. In addition, we have increased our reserve against the recoverable by $8 to take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Restructuring

      In October 2001, we announced the largest restructuring initiative in our history. These restructuring actions were designed to quicken our pace of reducing our capacity and fixed cost structure to generate improved margins at lower expected levels of production. As well, certain actions positioned us to complete the aforementioned divestiture of non-strategic businesses. The restructuring actions called for in the 2001 Plan have been substantially completed. The cost associated with these actions was $442. Upon completion, we will have closed 39 facilities and reduced the workforce by more than 12,500 people. See a discussion of these restructuring actions and the related costs in our consolidated financial statements under “Note 23. Restructuring of Operations.”

Critical Accounting Estimates

      The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 to the consolidated financial statements. These estimates were selected because they are broadly applicable within our operating units. In addition, these estimates are subject to a range of amounts because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to certain of these policies are initially based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

      Asset Impairment — We perform periodic impairment analyses on our long-lived assets such as property, plant and equipment, carrying amount of investments and goodwill. We also evaluate the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues, and for excess or obsolete quantities.

      We perform impairment analyses of our recorded long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. During 2003, 2002 and 2001 we recorded long-lived tangible asset impairment provisions of $21, $42 and $166, respectively which resulted in part from excess capacity caused by the downturn in our markets and the resulting restructuring of our operations.

      On January 1, 2002, we adopted SFAS No. 142 and, in connection with the adoption, discontinued the amortization of goodwill. Under our previous accounting policy for goodwill, we amortized goodwill on a straight-line basis over the periods of expected benefit which ranged from 10 to 40 years. In 2001, we recognized $38 of goodwill amortization.

      In lieu of amortization of goodwill in 2002, we tested goodwill for impairment as of the date of adoption and we also tested for impairment in 2003. The factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events.

      Our initial impairment test indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying amount of the goodwill in these reporting units exceeded its implied value by $289; accordingly, the recorded goodwill was written down by this amount. The goodwill included in our December 31, 2001 financial statements, which included the $289, was supported by the undiscounted estimated future cash flows of the related operations. Our periodic tests for impairment subsequent to the adoption of SFAS No. 142 have not resulted in further impairment charges.

      SFAS No. 142 also applies to other intangible assets. We did not have a significant amount of intangible assets other than goodwill at December 31, 2003 and 2002.

      Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out basis for U.S. inventories and on the first-in, first-out or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the reporting unit level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

      We also evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve on the full value of the inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates our estimate of future demand.

      Warranty — Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. These costs are then adjusted, as required, to reflect subsequent experience. Warranty expense related to continuing operations totaled $29, $61 and $70 in 2003, 2002 and 2001, respectively. Our 2002 expense included provisions of $25 that related to adjustments of estimates made in prior years. Accrued liabilities for warranty obligations at December 31, 2003 and 2002 were $91 and $135, respectively.

      Pension and Postretirement Benefits Other Than Pensions — Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions. The healthcare trend rates are reviewed with our actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the market and any expected changes in investment policy. Postretirement benefits are not funded, with our policy to pay these benefits as they become due.

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. At December 31, 2003, we had an unrecognized loss related to our pension plans of $574 compared to an unrecognized loss of $662 at the end of 2002. The reduction in the unrecognized actuarial loss in 2003 is primarily related to our 2003 return on pension plan assets, which was in excess of our long-term estimated rate of return. A small portion of the unrecognized loss was also recognized in 2003 expense, further reducing the balance. A portion of the December 31, 2003 unrecognized loss will be amortized into earnings in 2004. The effect on years after 2004 will depend in large part on the actual experience of the plans in 2004 and beyond.

      Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which are used to determine the discount rate, declined in 2003 and 2002. Accordingly, we reduced the discount rate used to determine our pension benefit obligation on our U.S. plans in both years. We utilized a discount rate of 6.25% at December 31, 2003 compared to a rate of 6.75% at December 31, 2002. Our discount rate assumption at December 31, 2001 was 7.50%. In addition, the weighted average discount rate utilized by our non-U.S. plans was also reduced to 5.63% at December 31, 2003 from 5.99% at December 31, 2002. The discount rate used at December 31, 2001 for our non-U.S. plans was comparable to the rate used at December 31, 2002. Overall, a downward movement in the discount rate of 25 basis points would result in an increase in our U.S. obligation of approximately $55, whereas an equal upward movement in the rate would result in a decrease of $53. A 25 basis point decrease in the discount rate would increase pension expense by $4 while a 25 basis point increase in the rate would decrease pension expense by $4.

      Besides evaluating the discount rate used to determine our pension obligation, we also evaluated our assumption in 2002 relating to the expected return on U.S. plan assets. This rate, which was used in the determination of pension expense for the year ended December 31, 2003, was lowered to 8.75% from 9.50%. We revised our expected rate of return on plan assets, in part, because the rate of return on pension assets had declined significantly in 2002. The decreased rate of return assumption used for determining 2003 pension expense was based on (1) the fact that higher returns achieved by our fixed-income security portfolios in 2002 did not offset negative returns on our equity security portfolios, and (2) our view of the intermediate future expected investment returns on U.S. plan assets. The rate of return assumption for U.S. plans as of December 31, 2003, which will be used for determining pension expense for 2004, is unchanged based on an evaluation performed during the fourth quarter of 2003. The weighted average expected rate of return assumption used for determining pension expense of our non-U.S. plans in 2003 and 2002 was 7.06% and 7.16%, respectively. The weighted average expected rate of return assumption to be used to determine pension expense for non-U.S. plans in 2004 will be 6.80%. Lastly, in 2003, we revised the assumed interest crediting rate applied to participants’ balances in our cash balance pension plans from 7% to 5%. The impact of this change was to reduce 2003 pension expense by $10.

      We expect that the 2004 pension expense of U.S. plans, after considering all relevant assumptions, will increase by approximately $20 when compared to the amount recognized in 2003.

      Notwithstanding the decline in the discount rates used to determine both our U.S. and non-U.S. pension obligations at December 31, 2003 from those used at December 31, 2002, the minimum pension liability decreased by $109 during 2003. This decrease is largely attributable to the increases in pension plan assets, principally in the U.S. and United Kingdom, resulting from favorable investment returns. This reversed a trend of increases in the minimum pension liability in each of the three years preceding 2003, including increases of $398 and $131 in 2002 and 2001, respectively. These increases were the result of actual returns on pension plan assets being significantly lower than assumed earnings and the lowering of discount rates used to determine the amount of our obligations under the plans in each year.

      We made contributions of $72 to our pension plans in 2003, including $38 to U.S. plans, compared to $33 in 2002, including $18 to U.S. plans.

      Assumptions are also a key determinant in the amount of the obligation and expense recorded for postretirement benefits other than pension (OPEB). Nearly 95% of the total obligation for postretirement benefits relates to U.S. plans. The discount rate used to determine the obligation for these benefits decreased to 6.24% at December 31, 2003 from 6.75% at December 31, 2002. If there were a 25 basis point decrease in the discount rate, our OPEB expense would increase by $2 and our obligation would increase by $42. If there were a 25 basis point increase in the discount rate, our OPEB expense would decrease by $1 and our obligation would decrease by $40. The healthcare costs trend rate is also an important assumption in determining the amount of the OPEB obligation. We increased the initial weighted healthcare cost trend rate from 8.1% at December 31, 2001 to 12.3% at December 31, 2002 to reflect higher rates of inflation in medical costs, particularly inflation in prescription drug costs. In 2003, we lowered the initial trend rate slightly to 11.81%. These assumption changes had a direct influence on the OPEB obligation increasing from $1,415 at December 31, 2001 to $1,699 at December 31, 2002 and to $1,759 at December 31, 2003. The increase in the OPEB obligation between 2001 and 2002 was 20% whereas the increase between 2002 and 2003 was 3.5%. The two factors that reduced the rate of increase related to a plan amendment that reduced our obligation by $121 in 2003 and a $119 reduction in the amount of actuarial loss from 2002 to 2003. OPEB expense was $158 in 2003, $145 in 2002 and $110 in 2001, representing an increase of 44% over the period. If there were a 100 basis point increase in the assumed healthcare trend rates, our OPEB expense would increase by $9 and our obligation would increase by $129. If there were a 100 basis point decrease in the trend rates, our OPEB expense would decrease by $8 and our obligation would decrease by $118.

      Income Taxes — Accounting for income taxes involves matters that require estimates and the application of judgment. These include an evaluation of the realizability of recorded deferred tax benefits and assessment of potential tax liability relating to areas of potential dispute with various tax regulatory agencies. We have operations in numerous jurisdictions around the world each with its own unique tax laws and regulations. This adds further complexity to the process of accounting for income taxes. Our income tax estimates are adjusted in light of changing circumstances, such as the progress of our tax audits and our evaluations of the realizability of our tax assets.

      At December 31, 2003, we had net operating loss (NOL) carryforwards in a number of tax jurisdictions, including the U.S. We also have net deferred tax assets, primarily related to our U.S. OPEB liability, which will be deductible on our tax returns when they are paid in the future. We have evaluated the potential realization of these deferred tax benefits on a jurisdiction by jurisdiction basis. Our standard of realization is one of whether it is more likely than not that we will recognize the benefit of the NOL over the carryforward period and also realize the tax benefits from the OPEB deductions in the future. Our analysis of the realization considers the probability of generating taxable income over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. See additional discussion of NOL carryforwards and an analysis of our deferred tax assets and liabilities in our consolidated financial statements under “Note 15 Income Taxes” and herein under “Results of Operations.”

      In addition, we had a capital loss carryforward of $1,302 at December 31, 2003 that arose from the sale of a subsidiary in 2002 whose tax basis significantly exceeded its book basis. This capital loss carryforward resulted in a deferred tax asset of $456 at December 31, 2003. This capital loss carryforward will expire in 2007. As discussed in the notes to our consolidated financial statements, the realization of this carryforward is dependent on the generation of capital gain income. Our manufacturing and leasing operations generally produce income that is characterized as ordinary income. Because of the short carryover period allowed for unused capital losses in combination with the specific nature of income that may be used against the capital loss carryforward, we have established a valuation allowance against most of the deferred tax asset at December 31, 2003. Our methodology for evaluating the level of allowance necessary includes an assessment of the likelihood of completion of specific transactions that will give rise to capital gain income during the carryforward period. The impact of those transactions that have a more likely than not probability of closing are considered in determining whether a reduction in the allowance is appropriate. These assessments are made at least quarterly. See additional discussion of capital loss carryforwards in our consolidated financial statements under “Note 15 Income Taxes” and herein under “Results of Operations.”

      At December 31, 2003, we had excess foreign tax credits (FTCs) of $94 included in our deferred tax assets that will expire in various amounts beginning in 2005 and ending in 2008. The realization of these foreign tax credits is dependent on achieving the proper mix of U.S. and non-U.S. sources of income. We employ various modeling techniques in order to determine the likelihood of realizing the benefits of the FTC carryforwards. Because of the short carryforward period currently permitted for the utilization of FTCs and the mix of income required we have established an allowance for all but $34 of the FTC carryforwards at December 31, 2003. See additional discussion of FTC carryforwards in our consolidated financial statements under “Note 15 Income Taxes” and herein under “Results of Operations.”

      Contingency Reserves — We have numerous other loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. See “Contingencies” herein under “Liquidity and Capital Resources” above for additional discussion.

Results of Operations (2003 versus 2002)

      Our manufacturing operations are organized into market-focused strategic business units. Our SBUs are Automotive Systems Group (ASG), Engine and Fluid Management Group (EFMG), and Heavy Vehicle Technologies and Systems Group (HVTSG). In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket business unit, which had been reported in prior periods as the Automotive Aftermarket Group (AAG) business segment. We have classified this business as a discontinued operation. The results of the discontinued operations are discussed more fully in a subsequent section. The Clevite engine hard parts aftermarket business that had been a part of the AAG is not a part of the planned aftermarket sale transaction. Clevite obtains a significant portion of the products it sells from EFMG. Accordingly, we have added Clevite to the EFMG. Our segment reporting for all periods has been restated to reflect these changes. After these changes, our segments are ASG, EFMG, HVTSG and Dana Credit Corporation (DCC).

      Sales of our continuing operations by region for 2003 and 2002 were as follows:

Geographical Sales Analysis

					Dollar Change Due To

							Organic
			Dollar	%	Currency	Acquisitions/	Change &
	2003	2002	Change	Change	Effects	Divestitures	Other

North America	$5,473	$5,516	$(43)	(1)%	$69	$—	$(112)

Europe	1,455	1,233	222	18%	222	2	(2)

South America	441	361	80	22%	(5)	—	85

Asia Pacific	549	391	158	40%	66	(15)	107

	$7,918	$7,501	$417	6%	$352	$(13)	$78

      The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our sales in 2003. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

      Overall light vehicle production in North America declined from 16.4 million vehicles in 2002 to 15.9 million vehicles in 2003. This 3% reduction in light duty production was the primary factor in the year-over-year organic decline in our North American sales (organic change being the residual change after excluding the effects of acquisitions, divestitures and currency movements). The Class 8 commercial vehicle market in North America also experienced a slight drop in production — 176,000 units in 2003 versus 181,000 units in 2002. Lower sales due to these declines in production levels were partially offset by higher sales from net new business gains in each of our manufacturing SBUs.

      Elsewhere in the world, overall light vehicle production demands in Europe and South America were comparable in 2002 and 2003, while 2003 production in the Asia Pacific region was higher. The organic sales growth in South America and Asia Pacific relates primarily to net new business gains in the light vehicle market by ASG.

      Sales by segment for 2003 and 2002 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Dollar Change Due To

							Organic
			Dollar	%	Currency	Acquisitions/	Change &
	2003	2002	Change	Change	Effects	Divestitures	Other

ASG	$3,777	$3,526	$251	7%	$152	$5	$94

EFMG	2,150	2,119	31	1%	110	(18)	(61)

HVTSG	1,924	1,797	127	7%	87	—	40

Other	67	59	8	14%	3	—	5

	$7,918	$7,501	$417	6%	$352	$(13)	$78

      ASG principally serves the light vehicle market, with some sales of driveshaft business to the original equipment commercial vehicle market. As previously mentioned, production levels in ASG’s largest market — the North American light-duty market — were down 4% in 2003. With more than 71% of its sales to this market, the lower production levels caused ASG’s sales to decline in that market. More than offsetting the overall market decline in North America were new business gains by ASG that came on stream in 2003. New business gains came principally from new structures business with Ford on the F-series pickup, Expedition/ Navigator SUVs and Freestar minivan. Other new programs contributing to sales in 2003 were axle business with General Motors on the Express/ Savannah full-size van and system integration business with Ford in Australia.

      Like ASG, our EFMG unit sells primarily to the light vehicle segment of the market. By comparison to ASG, however, more of EFMG’s sales are to the commercial vehicle and engine parts aftermarket segments. Approximately 95% of EFMG’s sales are in North America and Europe. As the production levels were down or stable in these two regions, compared to 2002, EFMG experienced lower sales due to overall market conditions. This group experienced higher sales from the addition of net new programs commencing in 2003. However, the impact of sales gains from net new business was more than offset by lower production volumes, thereby resulting in a net organic sales reduction.

      HVTSG focuses on the commercial vehicle and off-highway markets. More than 95% of HVTSG’s sales are in North America and Europe. In the commercial vehicle segment in both North America and Europe, production levels were relatively stable, with the North American Class 8 segment being down, as previously noted. Overall, off-highway production demands were also down in 2003. The net increase in organic sales in HVTSG was primarily due to new business commencing with certain off-highway customers in 2003.

      Other income was $103 in both 2003 and 2002. Other income in 2003 included, among other items, gains on note repurchases, divestitures and asset sales of $47, gains from the favorable settlement of sales tax obligations in India of $6, favorable resolution of a contingency relating to the FTE business sold in 2002 of $5, Australian export credits of $6 and commission income of $5. These items were partially offset by expense incurred in connection with an unsolicited tender offer for our common stock. Other income in 2002 included, among other things, gains on divestitures and asset sales of $53 and foreign exchange gains of $19.

      An analysis of our 2003 and 2002 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis

	As a Percentage
	of Sales
			Increase/	%
	2003	2002	(Decrease)	Change

Gross Margin %:

ASG	7.19%	8.31%	(1.12)%	(13.48)%

EFMG	11.90%	11.77%	0.13%	1.10%

HVTSG	10.63%	10.43%	0.20%	1.92%

Consolidated	8.47%	9.29%	(0.82)%	(8.83)%

Selling, general and administrative expense %:

ASG	2.95%	3.40%	(0.45)%	(13.24)%

EFMG	6.27%	6.87%	(0.60)%	(8.73)%

HVTSG	6.06%	5.86%	0.20%	3.41%

Consolidated	6.56%	7.75%	(1.19)%	(15.35)%

Operating margin %:

ASG	4.25%	4.91%	(0.66)%	(13.44)%

EFMG	5.63%	4.90%	0.73%	14.90%

HVTSG	4.57%	4.57%	—%	—%

Consolidated	1.91%	1.53%	0.38%	24.84%

      In ASG, 2003 gross margins have been significantly affected by start-up costs in our structures business. Significant front-end costs are typical in this business. This past year was atypical in that we had a greater number of programs launching in the same year than is normal. As well, some of these programs were large volume programs — including the new Ford F-150 pick-up (the highest selling pick-up in North America) and the General Motors Colorado/ Canyon full-size pick-up. Additionally, certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs. Incremental start-up costs in our structures business in 2003 approximated $35; we also incurred other launch-related costs. This factor alone negatively impacted ASG gross margins by about 1%. Adjusted for the effects of structures start-up costs, ASG gross margins in 2003 were comparable to 2002. Other factors that reduced gross margins were higher steel costs, higher pension and healthcare costs and customer price reductions. These margin reductions were largely offset by the benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives.

      Gross margins in our EFMG unit improved slightly year over year despite an organic sales decline. Like ASG, higher pension and healthcare costs and customer price reductions reduced margins in 2003. More than offsetting these factors were the benefits accruing from past restructuring actions, outsourcing non-core engine liner manufacturing to a Mexican equity affiliate and other cost reduction initiatives.

      The HVTSG business, similar to EFMG, experienced a slight improvement in gross margins. As did our other two manufacturing SBUs, HVTSG margins benefits from restructuring actions taken the past few years and other continuous improvement endeavors.

Selling, General and Administrative Expenses

      Consolidated selling, general and administrative (S,G & A) expenses of $520 in 2003 were $62 lower than 2002 expenses. The decrease in S,G & A is attributable to recently completed restructuring actions and other cost reduction initiatives at both the manufacturing SBUs and in the Corporate expense area. Additionally, S, G & A expenses associated with our DCC operation continues to come down as we divest the assets of this operation.

			Dollar
	2003	2002	Change

Income (loss) before taxes	$81	$(114)	$195

      The matters presented earlier on discussions relating to sales, cost of sales and selling, general and administrative expenses have virtually no impact on the change in income (loss) before income taxes between 2002 and 2003 because of their overall offsetting nature. The improvement from a pre-tax loss in 2002 to pre-tax income in 2003 was also impacted by lower restructuring charges from continuing operations of $158 and $38 lower interest expense in 2003. The reduction in restructuring charges is attributable mainly to the winding down of the restructuring program announced in the fourth quarter of 2001. The reduction in interest expenses is due to both lower average interest rates and lower average debt outstanding.

			Dollar
	2003	2002	Change

Income tax benefits	$49	$78	$(29)

      We experienced income tax benefits in both 2003 and 2002 that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary effective tax rate equal to the U.S. federal rate of 35%. Net tax benefits greater than that expected by applying a 35% rate to income (loss) before taxes were $77 in 2003 and $38 in 2002. A capital loss was generated in 2002 in connection with the sale of one of our subsidiaries. We recognized a benefit of $49 in 2002 in connection with the utilization of a portion of this capital loss. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is released upon the occurrence of transactions generating capital gains, or the determination that the occurrence of the transaction is probable. During 2003, income tax benefits of $49 were recognized through the release of the valuation allowance against our capital loss carryforward.

      Similarly, deferred tax assets relating to ordinary (not capital) operating losses generated in certain jurisdictions where realization is not assured also have valuation allowances recorded against them. As income is generated in these jurisdictions, income tax benefits are recognized through the release of valuation allowances. Tax benefits of $21 were recognized in 2003 as a result of releasing valuation allowances.

Results of Operations (2002 versus 2001)

      Sales of our continuing operations by region for 2002 and 2001 were as follows:

Geographical Sales Analysis

					Dollar Change Due To

							Organic
			Dollar	%	Currency	Acquisitions/	Change &
	2002	2001	Change	Change	Effects	Divestitures	Other

North America	$5,516	$5,469	$47	1	$(10)	$(34)	$91

Europe	1,233	1,255	(22)	(2)	57	(84)	5

South America	361	432	(71)	(16)	(130)	24	35

Asia Pacific	391	324	67	21	15	(25)	77

	$7,501	$7,480	$21		$(68)	$(119)	$208

      Currency effects in North America were due primarily to the weakening of the Canadian dollar in 2002. In Europe, the euro was weak relative to the dollar at the beginning of the year, but rebounded in the second half of the year to more than offset the first-quarter decline, thereby adding to the year’s reported sales. Currency movements in the British pound and other European currencies made up the remainder of the European currency impact. South American sales suffered from weak local currencies throughout the region in particular the Argentine peso and the Brazilian real.

      Corporate restructuring strategies designed to enhance core business activities led to a number of divestitures of businesses that did not meet revised core strategies. Some of these divestitures did not result in discontinued operations treatment in our financial statements. Accordingly, those divestitures have had an impact on the comparison of sales in 2002 and 2001. All regions except for South America were impacted by net divestitures. North American sales were impacted by four divestitures, the most significant of which was the power take-off business that represented $28 of the total sales decrease. The divestiture impact in Asia Pacific was wholly attributable to the sale of Taiway Ltd in January 2002. The divestiture impact in Europe was primarily related to the sales of Thermoplast + Apparatabau GmbH, a manufacturer of molded interior trim parts and the carryover impact of the September 2001 sale of our Glacier industrial polymer bearings business. The European divestiture impact on sales was partially offset by the August 2002 acquisition of GKN Ayra Cardan, a Spanish manufacturer of light-duty driveshafts. In South America, we realized a net increase in sales from acquisition and divestiture activities resulting from the carryover effect of our June 2001 acquisition of an additional 51% interest in Danaven, Inc. in which we previously held 49%.

      Sales by segment for 2002 and 2001 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that had been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Dollar Change Due To

							Organic
			Dollar	%	Currency	Acquisitions/	Change &
	2002	2001	Change	Change	Effects	Divestitures	Other

ASG	$3,526	$3,485	$41	1	$(60)	$6	$95

EFMG	2,119	2,151	(32)	(1)	(11)	(91)	70

HVTSG	1,797	1,751	46	3	5	(35)	76

Other	59	93	(34)	(37)	(2)	1	(33)

	$7,501	$7,480	$21		$(68)	$(119)	$208

      ASG overall sales increase occurred outside the North American region as year-over-year sales in North America actually declined by $1. ASG’s European and Asia Pacific operations produced sales increases of $22 and $68, respectively, while South American sales declined by $48 because of adverse currency movements of $81. Acquisition and divestitures had a minimal effect on ASG in 2002. However, ASG enjoyed 2.7% of organic growth, which occurred primarily in Asia Pacific where organic growth totaled $79 in 2002. Higher North American light-duty production levels also supported organic growth in 2002.

      EFMG experienced an overall sales decline in 2002 all of which occurred outside the North American region as year-over-year sales in North America increased by $29. EFMG sales in Europe, Asia Pacific and South America decreased by $53, $7 and $1, respectively. Adverse currency impacts of $35 in South America and $3 in North America were not offset by a favorable currency impact in Europe of $27. EFMG was the most affected SBU from net divestiture activity. EFMG 2002 sales were impacted by the September 2001 sale of the Glacier industrial polymer bearings business and, to a lesser degree the sale of the assets of its Dallas, Texas and Washington, Missouri operations in the second quarter of 2001. EFMG’s organic growth of 3.3% in 2002 was realized in South America ($30), North America ($33) and Europe ($14). Organic growth resulted from a combination of higher year-over-year vehicle production levels (both light duty and commercial) and new business. EFMG sales in Asia Pacific declined by $7 in local markets.

      HVTSG sales increased overall in 2002, which occurred in all regions, except South America which declined by $9. HVTSG sales in North America, Europe and Asia Pacific regions increased by $39, $11 and

$5, respectively. HVTSG’s sales were favorably impacted by currency effects in Europe ($19), but unfavorably impacted in North America ($2) and South America ($12). Nearly all of the net divestiture impact on HVTSG sales in 2002 is attributable to the sale of the Chelsea power take-off business in July 2001. HVTSG’s organic growth in 2002 is primarily attributable to higher commercial vehicle Class 8 production in 2002 (181,000 units) versus 2001 (146,000 units). In part, the 2002 production increase was due to customer pre-buy in advance of new diesel engine emission regulations that went into effect in October 2002.

      Other income for the year ended December 31, 2002 was $103, or $22 higher than in 2001. The increase in 2002 is attributable to higher reported gains from divestitures and asset sales in 2002 as compared to 2001.

      An analysis of our 2002 and 2001 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis

	As a Percentage
	of Sales
			Increase/	%
	2002	2001	(Decrease)	Change

Gross Margin %:

ASG	8.31%	7.68%	0.63%	8%

EFMG	11.77	10.01	1.76	18

HVTSG	10.43	8.14	2.29	28

Consolidated	9.29	8.51	0.78	9

Selling, general and administrative expense %:

ASG	3.40	3.49	(0.09)	(3)

EFMG	6.87	8.05	(1.18)	(15)

HVTSG	5.86	6.96	(1.10)	(16)

Consolidated	7.75	8.02	(0.27)	(3)

Operating margin %:

ASG	4.91	4.20	0.71	17

EFMG	4.90	1.96	2.94	150

HVTSG	4.57	1.19	3.38	284

Consolidated	1.53	0.49	1.04	212

      Gross margin for 2001 would improve to 8.9% on a pro forma basis if goodwill amortization were excluded. The improvement in gross margin in 2002 compared to the pro forma 2001 margin is attributable in part to our restructuring program announced in the fourth quarter of 2001. The restructuring program achieved substantial progress in 2002 and included the consolidation of a number of operations and the outsourcing of certain non-core production. Margin improvement in ASG and EFMG were also driven by higher levels of light vehicle production in 2002 (16.4 million units) as compared to 2001 (15.5 million units). Similarly, margin improvements in HVTSG resulted from higher commercial vehicle production levels. In the Class 8 market, 181,000 units were produced in 2002 versus 146,000 units in 2001.

      Selling, general and administrative (SG&A) expenses decreased in both absolute dollars ($18) and as a percentage of sales. Key elements of this decrease were a net divestiture impact of $16 and another $6 due to the effect of currency movement.

			Dollar
	2002	2001	Change

Loss before taxes	$(114)	$(348)	$234

      In addition to the reasons described earlier, the loss before income taxes decrease in 2002 compared to 2001 is attributable in large part to a decrease in the amount of restructuring charges and interest expense. Restructuring charges, excluding amounts included in cost of sales, decreased by $118 in 2002 compared to 2001. The reduction in restructuring charges is attributable to fewer announced restructuring actions during 2002 compared to those in 2001, most of which occurred in the fourth quarter of 2001. The reduction in interest expense of $45 in 2002 compared to 2001 is the combined impact of lower average interest rates and lower average debt outstanding.

			Dollar
	2002	2001	Change

Income tax benefits	$78	$118	$(40)

      The effective tax rate of our continuing operations for the year ended December 31, 2002 approximated a 69% benefit rate compared to a 34% benefit rate for the year-earlier period. The two primary items affecting the effective income tax rate in 2002 relate to the recognition of a capital loss, which has been largely offset by a valuation allowance. The capital loss arose from the sale in 2002 of a subsidiary whose tax basis substantially exceeded the book basis. This capital loss was used to offset certain capital gains generated in 2002 from sales of other subsidiaries and assets, primarily real estate. These sales resulted in book gains for which only a relatively small amount of tax was recorded because of the available capital loss. At December 31, 2002, we had an unused capital loss carryforward of $1,050 that expires in 2007, and a deferred tax benefit of $368 associated with this carryforward. We established a valuation allowance of $356 against this deferred tax asset. See our discussion of Results of Operations — 2003 versus 2002 for the reasons for establishing this valuation allowance. Our effective tax rate of 34% in 2001 represented a rate much closer to the 35% statutory rate.

      Minority interest in net income of consolidated subsidiaries increased $6 in 2002 when compared to the previous year due to the gain realized by a majority-owned subsidiary in Taiwan on the sale of a portion of an affiliate.

      Equity in earnings of affiliates for 2002 was $23 higher than in 2001. DCC recorded a $14 increase in income from its affiliates accounted for under the equity method, rebounding from the decline experienced in 2001 when one-time charges related to the telecommunications industry were recorded by its equity affiliates. This comparison is impacted unfavorably by $10 in 2001 due to losses incurred by Danaven, a Venezuelan affiliate that became a consolidated subsidiary in July 2001. We also experienced increases of $2 from our equity investments in Germany in 2002.

      We reported a net loss of $182 for 2002 compared to a net loss of $298 for 2001. Comparison of these annual amounts is difficult due to the change in accounting in 2002 and the unusual charges and credits in both years. The $133 of unusual after-tax charges includes $163 of charges related to our restructuring activities, reduced by $30 of net gains on divestitures. The net gain includes the $23 impairment charge related to the sale of our Engine Management business. Comprising the net $133 were net charges in the ASG ($19), the former AAG ($61), EFMG ($50), HVTSG ($22) and Other ($13) and a net credit within DCC ($32).

      The net loss in 2001 included $313 of restructuring and other unusual charges and a net gain of $10 resulting from divestitures. Operating PAT of our continuing operations was $27 in 2001, while our discontinued operations reported a loss of $22 on the same basis. The net $303 of unusual items were related to ASG ($41), the former AAG ($85), EFMG ($108), HVTSG ($55) and the Other SBU ($14).

Discontinued Operations

      In 2002, we announced plans to divest American Electric Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company, the FTE brake and clutch actuation systems businesses and the majority of the Boston Weatherhead Division and the Engine Management businesses. In 2003, we announced plans to divest substantially all of our Automotive Aftermarket Group. By December 31, 2002, all of the planned divestitures announced in 2002 had been completed except for the Engine Management business, which was completed in the second quarter of 2003, and one plant of the Boston Weatherhead Division, which was closed in early 2003. At December 31, 2003, only the Automotive Aftermarket business unit remains to be sold. Each of these business components qualified as a discontinued operation under SFAS No. 144.

      An analysis of the net sales and the income (loss) from discontinued operations of these businesses, grouped by business segment, follows:

		Change		Change
		Between		Between
	2003	Years	2002	Years	2001

Net Sales:

Automotive Aftermarket	$1,998	$(5)	$2,003	$(7)	$2,010

Engine Management	142	(146)	288	8	280

Tekonsha/ Bargman	—	(48)	48	0	48

Weatherhead AAG	—	(29)	29	(3)	32

AAG business segment	2,140	(228)	2,368	(2)	2,370

FTE (ASG business segment)	—	(251)	251	14	237

Boston Weatherhead (EFMG business segment)	13	(121)	134	(19)	153

AEC	—	(29)	29	(1)	30

Other	—	—	—	—	—

Other business segment	—	(29)	29	(1)	30

Total Discontinued Operations	$2,153	$(629)	$2,782	$(8)	$2,790

Income (Loss) from Discontinued Operations:

Automotive Aftermarket	$58	$6	$52	$64	$(12)

Engine Management	(7)	54	(61)	24	(85)

Tekonsha/ Bargman		(4)	4	—	4

Weatherhead AAG	—	1	(1)	(1)

AAG business segment	51	57	(6)	87	(93)

FTE (ASG business segment)	—	38	38	22	16

Boston Weatherhead (EFMG business segment)	(1)	(17)	16	14	2

AEC	—	3	(3)	—	(3)

Other	(3)	10	(13)	2	(15)

Other business segment	(3)	13	(16)	2	(18)

Total Discontinued Operations	$47	$15	$32	$125	$(93)

      The Automotive Aftermarket business component’s net sales were nearly unchanged in 2003 when compared to 2002. The aftermarket as a whole grew modestly in 2003 on a retail level; however, this did not translate into an increase for our aftermarket business as the growth was satisfied out of excess inventory in the distribution chain. The Automotive Aftermarket business component’s sales in 2002 and 2001 were also essentially flat for the same reason.

      Engine Management’s sales in 2003 were substantially below 2002 sales because of the June 2003 sale of this business component to Standard Motor Products. Engine Management’s sales in 2002 compared to 2001 were essentially the same. The Engine Management business component also serves the automotive aftermarket and was also affected by excess inventory in the distribution chain

      Income from discontinued operations relating to the Automotive Aftermarket business component increased in 2003 compared to 2002 despite flat sales. The increase is attributable to a significant reduction in restructuring charges in 2003 when compared to 2002. The Automotive Aftermarket business component returned to profitability in 2002 after a loss in 2001 as it began to benefit from the restructuring actions that were completed during 2001 and 2002 and lower selling, general and administrative expenses. Restructuring expenses plus related amounts charged to cost of sales totaled $63 in 2002 and $61 in 2001. Gross margin for the Automotive Aftermarket business component was 17.7% in 2003, 19.2% in 2002 and 15.8% in 2001. The low gross margin in 2001 was partially due to restructuring related costs charged to cost of sales for impairment charges taken on inventory of discontinued product lines. In addition, the 2001 loss was impacted by a tax provision that was $10 in excess of the statutory rate.

      Engine Management’s loss in 2002 included a pre-tax charge of $38 ($23 after tax) in connection with the agreement to sell this business component. Excluding this charge, loss from discontinued operations decreased significantly in both 2003 and 2002. The operating improvement in both years is attributable in large measure to the effects of restructuring actions taken to consolidate manufacturing operations and distribution facilities. As a result of these actions, the loss per net sale dollar decreased from 30.4% in 2001 to 4.9% in 2003.

      The increase in income from discontinued operations relating to FTE in 2002 compared to 2001 is attributable to the $25 gain on the sale of FTE.

Forward-Looking Information

      Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs (including that of steel) that cannot be recouped in product pricing; our ability to complete the divestiture of substantially all of our Automotive Aftermarket Group as contemplated; our success in completing our restructuring activities; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within Liquidity and Capital Resources.

Item 7A —	Quantitative and Qualitative Disclosures About Market Risk

      You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Cash and Cash Equivalents” under “Note 1. Summary of Significant Accounting Policies” on page 42 in “Note 10. Interest Rate Agreements” on page 55 in “Note 17. Fair Value of Financial Instruments” on page 68 of this annual report on Form 10-K and in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8 —	Financial Statements and Supplementary Data

Management Statement

      This year, as we have done for more than twenty years in our annual report, we acknowledge management’s responsibility for the preparation of Dana’s financial statements in accordance with generally accepted accounting principles, and confirm that Dana management fully accepts responsibility for the accuracy and transparency of our financial statements and related information.

      We believe that the establishment and maintenance of an effective system of internal controls is an important element in ensuring that our statements are properly prepared and presented. To that end, we have in place and continually evaluate controls and processes that are designed to ensure that all disclosures, financial and non-financial, are appropriately made.

      In 2003, Dana revised its Standards of Business Conduct in accordance with our normal review cycle. Our Standards of Business Conduct are published in fourteen languages and identify explicit ethical standards expected of all Dana employees, regardless of position within the company or the country in which they work. All Dana employees are held accountable for compliance with these Standards. Dana employees and third parties with concerns about compliance with these Standards are encouraged to raise these concerns via our multilingual telephonic or electronic helplines or in writing to the Audit Committee of our Board of Directors.

      Another component of effective corporate governance and internal control is the presence of an active, independent Audit Committee. Dana’s Audit Committee is composed of independent, outside directors and meets regularly with management, our internal auditors and our independent auditors to review accounting, auditing and financial matters. The Committee and the independent auditors have free access to each other with or without management being present.

      During 2004, to comply with new regulations, we expect to complete our review and testing of our internal controls and to provide a formal assessment regarding their effectiveness, which will be reviewed and opined on by our independent auditors. We embrace these new requirements and intend to seize the opportunity to further strengthen our internal controls and processes.

      At Dana, we have always placed a premium on honesty and integrity and, while we will comply with any and all pertinent changes in the regulatory environment, we believe this only adds formality to what Dana management has long accepted as part of our basic responsibilities to the company and our shareholders.

Robert C. Richter
Vice President and
Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Shareholders of Dana Corporation

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Dana Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1, 6 and 21 to the consolidated financial statements, the Company changed its method of accounting for goodwill and its method of accounting for discontinued operations effective January 1, 2002.

PricewaterhouseCoopers LLP
Toledo, Ohio
February 9, 2004

Consolidated Statement of Income

In millions, except per share amounts

	Year Ended December 31

	2003	2002	2001

Net sales	$7,918	$7,501	$7,480

Revenue from lease financing	46	85	115

Other income, net	103	103	81

	8,067	7,689	7,676

Costs and expenses

Cost of sales	7,245	6,804	6,844

Selling, general and administrative expenses	520	582	600

Restructuring charges		158	276

Interest expense	221	259	304

	7,986	7,803	8,024

Income (loss) before income taxes	81	(114)	(348)

Income tax benefit	49	78	118

Minority interest	(7)	(13)	(7)

Equity in earnings of affiliates	52	55	32

Income (loss) from continuing operations	175	6	(205)

Income (loss) from discontinued operations before income taxes	80	73	(136)

Income tax benefit (expense) of discontinued operations	(33)	(41)	43

Income (loss) from discontinued operations	47	32	(93)

Income (loss) before effect of change in accounting	222	38	(298)

Effect of change in accounting		(220)

Net income (loss)	$222	$(182)	$(298)

Basic earnings (loss) per common share

Income (loss) from continuing operations before effect of change in accounting	$1.17	$0.04	$(1.38)

Income (loss) from discontinued operations	0.32	0.22	(0.63)

Effect of change in accounting		(1.49)

Net income (loss)	$1.49	$(1.23)	$(2.01)

Diluted earnings (loss) per common share

Income (loss) from continuing operations before effect of change in accounting	$1.17	$0.04	$(1.38)

Income (loss) from discontinued operations	0.32	0.22	(0.63)

Effect of change in accounting		(1.48)

Net income (loss)	$1.49	$(1.22)	$(2.01)

Cash dividends declared and paid per common share	$0.09	$0.04	$0.94

Average shares outstanding — Basic	148	148	148

Average shares outstanding — Diluted	149	149	148

The accompanying notes are an integral part of the consolidated financial statements. The amounts reported above for 2002 and 2001 have been reclassified to reflect our discontinued operations.

Consolidated Balance Sheet

In millions, except par value

	December 31

	2003	2002

Assets
Current assets

Cash and cash equivalents	$731	$571
Accounts receivable

Trade, less allowance for doubtful accounts of $38 — 2003 and $40 — 2002	1,048	1,348

Other	326	320

Inventories	743	1,116

Assets of discontinued operations	1,254	177

Other current assets	431	586

Total current assets	4,533	4,118

Goodwill, net	558	568

Investments and other assets	1,694	1,484

Investments in leases	622	827

Property, plant and equipment, net	2,210	2,556

Total assets	$9,617	$9,553

Liabilities and Shareholders’ Equity
Current liabilities

Notes payable, including current portion of long-term debt	$493	$287

Accounts payable	1,076	1,004

Accrued payroll and employee benefits	399	467

Liabilities of discontinued operations	307	68

Other accrued liabilities	529	734

Taxes on income	161	264

Total current liabilities	2,965	2,824

Deferred employee benefits and other noncurrent liabilities	1,901	1,925

Long-term debt	2,605	3,215

Minority interest in consolidated subsidiaries	96	107

Total liabilities	7,567	8,071

Shareholders’ equity

Common stock, $1 par value, shares authorized, 350; shares issued, 149 — 2003 and 2002	149	149

Additional paid-in capital	171	170

Retained earnings	2,491	2,283

Accumulated other comprehensive loss	(761)	(1,120)

Total shareholders’ equity	2,050	1,482

Total liabilities and shareholders’ equity	$9,617	$9,553

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows

In millions

	Year ended December 31

	2003	2002	2001

Net cash flows from operating activities	$335	$521	$639

Cash flows from investing activities:

Purchases of property, plant and equipment	(305)	(375)	(425)

Purchases of assets to be leased		(2)	(50)

Acquisitions		(31)	(21)

Divestitures	145	506	236

Changes in investments and other assets	57	17	1

Loans made to customers and partnerships		(11)	(68)

Payments received on leases	26	39	48

Proceeds from sales of leasing subsidiary assets	193	248	60

Proceeds from sales of other assets	89	101	132

Payments received on loans	14	31	180

Other	(10)	2	(14)

Net cash flows — investing activities	209	525	79

Cash flows from financing activities:

Net change in short-term debt	(113)	(556)	(888)

Issuance of long-term debt		285	847

Payments on and repurchases of long-term debt	(272)	(467)	(501)

Dividends paid	(14)	(6)	(140)

Other	17	72	(16)

Net cash flows — financing activities	(382)	(672)	(698)

Net increase in cash and cash equivalents	162	374	20

Net change in cash of discontinued operations	(2)	(2)

Cash and cash equivalents — beginning of year	571	199	179

Cash and cash equivalents — end of year	$731	$571	$199

Reconciliation of net income (loss) to net cash flows from operating activities:

Net income (loss)	$222	$(182)	$(298)

Depreciation and amortization	394	478	548

Deferred income taxes	(35)	(135)	(116)

Unremitted earnings of affiliates	(49)	(43)	4

Gains on divestitures, asset sales and note repurchases	(47)	(53)	(10)

Minority interest	9	5	4

Effect of change in accounting		220

Asset impairment	21	114	206

Change in accounts receivable	(116)	(52)	137

Change in inventories	5	3	166

Change in other operating assets	(42)	68	(31)

Change in operating liabilities	(4)	176	78

Other	(23)	(78)	(49)

Net cash flows from operating activities	$335	$521	$639

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders’ Equity

In millions

				Accumulated Other
				Comprehensive Income (Loss)

		Additional		Foreign	Minimum	Net
	Common	Paid-In	Retained	Currency	Pension	Unrealized	Shareholders’
	Stock	Capital	Earnings	Translation	Liability	Gain (Loss)	Equity

Balance, December 31, 2000	$148	$159	$2,909	$(568)	$(23)	$3	$2,628

Comprehensive income:

Net loss for 2001			(298)

Foreign currency translation				(152)

Minimum pension liability					(80)

Unrealized loss						(5)

Total comprehensive loss							(535)

Cash dividends declared			(140)				(140)

Issuance of shares for director and employee stock plans, net	1	4					5

Balance, December 31, 2001	149	163	2,471	(720)	(103)	(2)	1,958

Comprehensive income:

Net loss for 2002			(182)

Foreign currency translation				(53)

Minimum pension liability					(242)

Total comprehensive loss							(477)

Cash dividends declared			(6)				(6)

Issuance of shares for director and employee stock plans, net		7					7

Balance, December 31, 2002	149	170	2,283	(773)	(345)	(2)	1,482

Comprehensive income:

Net income for 2003			222

Foreign currency translation				295

Minimum pension liability					62

Reclassification adjustment						2

Total comprehensive income							581

Cash dividends declared			(14)				(14)

Issuance of shares for director and employee stock plans, net		1					1

Balance, December 31, 2003	$149	$171	$2,491	$(478)	$(283)	$—	$2,050

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

In millions, except share and per share amounts

Note 1. Summary of Significant Accounting Policies

      Dana is a global leader in the engineering, manufacturing and distribution of systems and components for worldwide vehicular manufacturers and the related aftermarkets and has been a provider of lease financing services in selected markets through its wholly-owned subsidiary, Dana Credit Corporation (DCC).

      The preparation of these consolidated financial statements requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include valuation of deferred tax assets and inventories; sales returns, restructuring, environmental, product liability and warranty accruals; valuation of postemployment and postretirement benefits; depreciation and amortization of long-lived assets; residual values of leased assets and allowances for doubtful accounts. Actual results could differ from those estimates.

      The following summary of significant accounting policies should help you evaluate the consolidated financial statements.

Principles of Consolidation

      The consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are generally recorded in the statements using the equity method of accounting, as are certain investments in partnerships and limited liability companies in which we may have an ownership interest of less than 20%. Operations of affiliates accounted for under the equity method of accounting are generally included for periods ended within one month of our year end. Other less-than-20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

Discontinued Operations

      We adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002. Under the requirements of SFAS No. 144, we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from the ongoing operations of Dana and Dana will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. Based on the classification of several business components as discontinued operations in 2003 and 2002, amounts presented for prior years in the income statement have been reclassified.

      With respect to the consolidated balance sheet, the assets and liabilities relating to the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the component. In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified.

      See Note 21 for additional information regarding our discontinued operations.

Foreign Currency Translation

      The financial statements of subsidiaries and equity affiliates outside the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part is the local currency. Transaction gains and losses which result from translating assets and liabilities of these entities into the functional currency are included in net earnings. Other income includes transaction gains of $3 in 2003, $19 in 2002 and $8 in 2001. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in shareholders’ equity. For affiliates operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments for these affiliates are included in net earnings.

Inventories

      Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for non-U.S. inventories.

Goodwill

      Prior to 2002, we amortized goodwill over the periods of expected benefit ranging from 10 to 40 years. As of January 1, 2002, we adopted the new accounting pronouncement related to goodwill (see Note 6). In lieu of amortization, we test goodwill for impairment on an annual basis, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

Pre-Production Costs Related to Long-Term Supply Arrangements

      The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling. These costs are also capitalized and amortized if we fund the purchase but our customer owns the tooling and grants us the noncancelable right to use the tooling over the contract period. Costs incurred in connection with the design and development of tooling that will be billed to customers upon completion are carried as a component of other accounts receivable. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred.

Lease Financing

      Lease financing consists of direct financing leases, leveraged leases and equipment on operating leases. Income on direct financing leases is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method which produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period. Equipment under operating leases is recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases.

Allowance for Losses on Lease Financing

      Provisions for losses on lease financing receivables are determined based on loss experience and assessment of inherent risk. Adjustments are made to the allowance for losses to adjust the net investment in lease financing to an estimated collectible amount. Income recognition is generally discontinued on accounts which are contractually past due and where no payment activity has occurred within 120 days. Accounts are charged against the allowance for losses when determined to be uncollectible. Accounts where asset repossession has started as the primary means of recovery are classified within other assets at their estimated realizable value.

Properties and Depreciation

      Property, plant and equipment are valued at historical costs. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Long-lived assets are reviewed for impairment and where appropriate are adjusted to fair market value less cost to sell. Useful lives for buildings and building improvements, machinery and equipment, tooling, and office equipment, furniture and fixtures principally range from twenty to thirty years, five to ten years, three to five years and three to ten years, respectively.

Revenue Recognition

      Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances, based on experience and other relevant factors, when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales and the costs of shipping and handling are included in cost of sales.

Income Taxes

      Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax bases. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits not expected to be realized.

      The “flow-through” method of accounting is used for investment tax credits, except for investment tax credits arising from leveraged leases and certain direct financing leases for which the deferred method is used for financial statement purposes.

Financial Instruments

      The reported fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

Derivative Financial Instruments

      We enter into forward exchange contracts to hedge our exposure to the effects of currency fluctuations on a portion of our projected sales and purchase commitments. The changes in the fair value of these contracts are recorded in cost of sales and are generally offset by exchange gains or losses on the underlying exposures. We also use interest rate swaps to manage exposure to fluctuations in interest rates and to balance the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes.

      We follow Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Interest rate swap agreements have been formally designated as hedges. The effect of marking these contracts to market has been recorded as a direct adjustment of the underlying debt for those contracts designated as fair value hedges and as an adjustment of other comprehensive income for those contracts designated as cash flow hedges. Foreign currency forwards and other derivatives have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations. We will evaluate these transactions from time to time to determine whether they should be designated as hedges.

Environmental Compliance and Remediation

      Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations which do not contribute to current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation. The costs are not discounted and exclude the effects of inflation. If the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued.

Pension Plans

      Annual net periodic pension costs under defined benefit pension plans are determined on an actuarial basis. Our policy is to fund these costs through deposits with trustees in accordance with applicable funding regulations. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages.

Postretirement Benefits Other Than Pensions

      Annual net postretirement benefits expense under the defined benefit plans and the related liabilities are determined on an actuarial basis. Our policy is to fund these benefits as they become due. Benefits are determined primarily based upon employees’ length of service and include applicable employee cost sharing.

Postemployment Benefits

      Annual net postemployment benefits expense under our benefit plans and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and can be reasonably estimated. Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated.

Statement of Cash Flows

      For purposes of reporting cash flows, we consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Cash and Cash Equivalents

      Our marketable securities satisfy the criteria for cash equivalents and are classified accordingly. At December 31, 2003, we maintained cash deposits of $195 primarily in support of letters of credit and surety bonds that are used principally for the purposes of meeting various states’ requirements in order to self-insure our workers’ compensation obligations and providing credit enhancement of certain lease agreements. These financial instruments are expected to be renewed each year. A total of $98 of the deposits may not be withdrawn.

Stock-Based Compensation

      Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock. The following table presents stock compensation expense included in our financial statements under the intrinsic value method and the pro forma expense that would have been recorded under the fair value method.

	Year Ended December 31,

	2003	2002	2001

Stock compensation expense, as reported	$2	$3	$4

Stock option expense, pro forma	14	17	16

Stock compensation expense, pro forma	$16	$20	$20

Net income (loss), as reported	$222	$(182)	$(298)

Net income (loss), pro forma	$208	$(199)	$(314)
Basic earnings per share

Net income (loss), as reported	$1.49	$(1.23)	$(2.01)

Net income (loss), pro forma	$1.40	$(1.34)	$(2.12)
Diluted earnings per share

Net income (loss), as reported	$1.49	$(1.22)	$(2.01)

Net income (loss), pro forma	$1.40	$(1.33)	$(2.12)

New Accounting Pronouncements

      In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies disclosures that are required to be made for certain guarantees and establishes a requirement to record a liability at fair value for certain guarantees at the time of the guarantee’s issuance. The disclosure requirements of FIN No. 45, including those relating to warranty obligations, were first applied in our 2002 financial statements. The requirement to record a liability related to guarantees issued or modified after December 31, 2002 was adopted on January 1, 2003. The adoption of this portion of the interpretation did not have a material effect on our financial condition or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51”. In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (VIE) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. The requirements of this Interpretation are required to be applied to any VIE created after January 31, 2003. We adopted the requirements of this Interpretation with respect to all VIEs created on or before January 31, 2003 as of December 31, 2003. The adoption of this Interpretation did not have a material effect on our financial condition or results of operations. See Note 7 for information regarding our involvement with VIEs.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Statement requires the recognition of the fair value of the legal obligation associated with the retirement of long-lived assets at the time the obligation is probable and estimable. We implemented SFAS No. 143 on January 1, 2003. The implementation of SFAS No. 143 did not have a material effect on our financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement modifies the accounting for exit or disposal costs required by Emerging Issues

Task Force Issue No. 94-3. Under Issue No. 94-3, a liability for exit costs was recognized at the date the entity committed itself to an exit plan. Under SFAS No. 146, a liability for exit costs is not recognized until the liability is incurred. We adopted this Statement on January 1, 2003. The implementation of this Statement did not have a material effect on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 generally requires that instruments that have characteristics of both a liability and equity be classified as a liability. SFAS No. 150 specifies that three categories of freestanding financial instruments (mandatorily redeemable instruments, obligations to repurchase an entity’s equity shares by transferring assets and certain obligations to issue a variable number of equity shares) be classified as liabilities or, in certain instances, as assets. The provisions of this Statement became effective for Dana during the quarter ended September 30, 2003. The adoption of this statement did not have any impact on the accounting for our financial instruments.

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans will be required for the year ending December 31, 2004. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. See Note 14 to our consolidated financial statements for the required disclosures.

Note 2. Preferred Share Purchase Rights

      Pursuant to our Rights Agreement dated as of April 25, 1996, as amended, with The Bank of New York, as Rights Agent, we have a preferred share purchase rights plan which is designed to deter coercive or unfair takeover tactics. One right has been issued on each share of our common stock outstanding on and after July 25, 1996. Under certain circumstances, the holder of each right may purchase 1/1000th of a share of our Series A Junior Participating Preferred Stock, no par value, for the exercise price of $110 (subject to adjustment as provided in the Plan). The rights have no voting privileges and will expire on July 15, 2006, unless exercised, redeemed or exchanged sooner.

      Generally, the rights cannot be exercised or transferred apart from the shares to which they are attached. However, if any person or group acquires (or commences a tender offer that would result in acquiring) 15% or more of our outstanding common stock, the rights not held by the acquirer will become exercisable unless our Board of Directors postpones their distribution date. In that event, instead of purchasing 1/1000th of a share of the Participating Preferred Stock, the holder of each right may elect to purchase from us the number of shares of our common stock that have a market value of twice the right’s exercise price (in effect, a 50% discount on our stock). Thereafter, if we merge with or sell 50% or more of our assets or earnings power to the acquirer or engage in similar transactions, any rights not previously exercised (except those held by the acquirer) can also be exercised. In that event, the holder of each right may elect to purchase from the acquiring company the number of shares of its common stock that have a market value of twice the right’s exercise price (in effect, a 50% discount on the acquirer’s stock).

      Our Board may authorize the redemption of the rights at a price of $.01 each before anyone acquires 15% or more of our common shares. After that, and before the acquirer owns 50% of our outstanding shares, the Board may authorize the exchange of each right (except those held by the acquirer) for one share of our common stock.

Note 3. Preferred Shares

      There are 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under the Rights Plan. No shares of preferred stock have been issued.

Note 4. Common Shares

      Common stock transactions in the last three years are as follows:

	2003	2002	2001

Shares outstanding at beginning of year	148,557,994	148,530,464	147,877,034

Issued for equity compensation plans, net of forfeitures	69,207	27,530	664,430

Repurchased under stock plans			(11,000)

Shares outstanding at end of year	148,627,201	148,557,994	148,530,464

      Certain of our employee and director stock plans provide that participants may tender stock to satisfy the purchase price of the shares, the income taxes required to be withheld on the transaction, or both. Shares may only be tendered if held by the participant for a period of more than six months. In connection with these stock plans, we repurchased 11,000 shares in 2001; no shares were repurchased in 2002 or 2003.

      The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation:

	2003	2002	2001

Average shares outstanding for the year — basic	148,207,482	148,124,866	147,857,278

Plus: Incremental shares from:

Deferred compensation units	316,649	579,509	608,757

Restricted stock	136,263	86,252	27,765

Stock options	230,990	51,071	2,371

Potentially dilutive shares	683,902	716,832	638,893

Average shares outstanding for the year — diluted	148,891,384	148,841,698	148,496,171

      A loss from continuing operations causes dilutive shares to have an antidilutive effect, so the potentially dilutive shares have been disregarded in calculating diluted earnings per share for the year ended December 31, 2001. Diluted earnings per share is presented for the year ended December 31, 2002 because we reported income from continuing operations.

Note 5. Inventories

      The components of inventory are as follows:

	December 31

	2003	2002

Raw materials	$293	$369

Work in process and finished goods	450	747

	$743	$1,116

      Inventories amounting to $396 and $701 at December 31, 2003 and 2002, respectively, were valued using the LIFO method. If all inventories were valued at replacement cost, inventories would be increased by $91 and $104 at December 31, 2003 and 2002, respectively. The decline includes $12 of the LIFO reserve that was reclassified to assets of discontinued operations.

Note 6. Goodwill

      In connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued the amortization of goodwill as of January 1, 2002. In lieu of amortization, we tested goodwill for impairment as of the date of adoption and again in 2003; we will test for impairment at least annually in the future. Our initial impairment test indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying amounts of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, has been reported in 2002 as the effect of a change in accounting in the accompanying financial statements. The goodwill included in the consolidated balance sheet as of December 31, 2001, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

      Changes in goodwill during the years ended December 31, 2003 and 2002, by operating segment, are presented in the following table.

	Balance at	Discontinued	Effect of	Balance at
	December 31,	Operations	Currency	December 31,
	2002	Effect	and Other	2003

Automotive Systems Group	$184		$13	$197

Automotive Aftermarket Group	30	$(32)	2

Engine and Fluid Management Group	236			236

Heavy Vehicle Technology & Systems Group	118		7	125

	$568	$(32)	$22	$558

	Balance at	Effect of	Effect of	Balance at
	December 31,	Adopting	Currency	December 31,
	2001	SFAS 142	and Other	2002

Automotive Systems Group	$185	$(12)	$11	$184

Automotive Aftermarket Group	112	(79)	(3)	30

Engine and Fluid Management Group	423	(189)	2	236

Heavy Vehicle Technology & Systems Group	121	(9)	6	118

	$841	$(289)	$16	$568

      SFAS No. 142 does not provide for restatement of our results of operations for periods ended prior to January 1, 2002. The following table reconciles the reported net results for the year ended December 31,

2001 to the results that would have been reported if the guidance contained in SFAS No. 142 had been adopted prior to 2001.

2001

Loss from continuing operations	$(205)

Loss from discontinued operations	(93)

Goodwill amortization	38

Income taxes	(6)

Adjusted net loss	$(266)

Earnings per share — Basic

Loss from continuing operations	$(1.38)

Loss from discontinued operations	(0.63)

Goodwill amortization	0.26

Income taxes	(0.05)

Adjusted net loss	$(1.80)

Earnings per share — Diluted

Loss from continuing operations	$(1.38)

Loss from discontinued operations	(0.63)

Goodwill amortization	0.26

Income taxes	(0.05)

Adjusted net loss	$(1.80)

Note 7. Investments in Equity Affiliates

Equity Affiliates

      At December 31, 2003, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, engine hard parts, all wheel drive systems and transmissions, supplied to original equipment manufacturers. In addition, DCC had a number of investments in entities, primarily general and limited partnerships and limited liability companies that are largely special purpose entities engaged in financing transactions for the benefit of third parties.

      The principal components of our investments in equity affiliates engaged in manufacturing activities (those with an investment balance exceeding $5) at December 31, 2003 follow.

Investment	Ownership

Allied Ring Corporation	50.0%

GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie	30.0

Getrag Corporation of North America	49.0

Promotora de Industrias Mecanicas, S.A. de C.V.	49.0

Spicer, S.A. de C.V.	48.8

Taiway Ltd.	13.9

      At December 31, 2003, the investment in the affiliates presented above was $570. Our aggregate investment at December 31, 2003 for all affiliates that engage in manufacturing activities was $586.

      Summarized combined financial information for all of our equity affiliates engaged in manufacturing activities follows.

	2003	2002	2001

Statement of Income Information:

Net sales	$1,929	$1,724	$1,616

Gross profit	294	306	293

Net income	107	109	126

Dana’s share of net income	32	32	23

Financial Position Information:

Current assets	$802	$668

Noncurrent assets	1,255	994

Current liabilities	559	423

Noncurrent liabilities	587	464

Net worth	911	774

Dana’s share of net worth	586	495

      At December 31, 2003, we had guaranteed $1 of short-term borrowings of a non-U.S. manufacturing affiliate accounted for under the equity method of accounting.

      The principal components of DCC’s investments in equity affiliates engaged in leasing and financing activities (those with an investment balance exceeding $20) at December 31, 2003 follow.

Investment	Ownership

DCL Leasing Partners LP	49.9%

Express Stop Financing	50.0

Indiantown Cogeneration LP	15.0

Pasco Cogen Ltd.	50.1

Provident Auto Leasing Investor LLC	30.4

Scrubgrass Generating Co.	30.0

Terabac Investors LP	79.0

Triumph Trust	66.4

      With the exception of Express Stop Financing, the DCC investments relate to special purpose entities as opposed to operating entities.

      At December 31, 2003 the investment in the affiliated entities presented above was $298. Our aggregate investment at December 31, 2003 for all DCC affiliates that engage in financing activities was $388.

      Summarized combined financial information of all of our equity affiliates engaged in lease financing activities follows.

	2003	2002	2001

Statement of Income Information:

Lease finance and other revenue	$164	$146	$170

Net Income	71	39	(18)

DCC’s share of net income	31	34	(1)

Financial Position Information:

Lease financing and other assets	$1,075	$1,104

Total liabilities	418	582

Net worth	657	522

DCC’s share of net worth	388	371

      DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $6. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $32.

Variable Interest Entities

      Included in the equity affiliates engaged in lease financing activities are certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. In addition, DCC has several leveraged lease investments that qualify as VIEs but are not required to be consolidated under FIN 46; accordingly, these leveraged leases have been “deconsolidated” and are now included with other investments in equity affiliates. Lastly, DCC has investments in a number of leveraged leases (through ownership interests in trusts) that qualify as VIEs that are required to be consolidated; accordingly, the classification of these leases in our financial statements has not changed. Following is summarized information relating to these investments as well as equity affiliates that qualify as VIEs:

Investment in Equity Afflilates

Lease financing assets	$609

Total assets	$803

Total liabilities	169

Total net worth	$634

DCC’s share of net worth	$264

Revenue	$71

Total expenses	50

Net income	$21

DCC’s share of net income	$13

Investment in Leveraged Leases

Total minimum lease payments	$1,443

Residual values	91

Nonrecourse debt service	(994)

Unearned income	(196)

344

Less — Deferred income taxes	(234)

Net investment in leveraged leases	$110

DCC’s ownership interest in leases	$56

      The investment in equity affiliates that qualify as VIEs relate to investments in: power generation facilities, 12%; real estate, 24%; automotive lease portfolios, 16%; cruise ship, 25%; natural gas processing facilities, 8%; manufacturers, 7% and other, 8%.

      The net investment in leveraged leases relate to entities that have leveraged leases in: power generation facilities, 62%; real estate, 10%; cargo ships, 12% and communication and other equipment, 16%. DCC has made loans to VIEs, including two loans with outstanding balances of $8 at December 31, 2003 to equity affiliates included in the table above. DCC also has three loans with an aggregate outstanding balance of $24 which it has made to VIEs in which DCC does not hold an equity interest. DCC’s maximum exposure to loss from its investments in VIEs is limited to its share of the net worth of the VIEs, net investment in leveraged leases and outstanding balance of loans to VIEs, less any established reserves.

      Dana has equity investments in three entities engaged in manufacturing activities that qualify as VIEs. These entities’ assets, liabilities, revenue and net loss as of December 31, 2003 and for the year then ended are not material. Dana’s total investment at risk in these VIEs at December 31, 2003 was $5.

Note 8. Short-Term Debt and Credit Facilities

      Our accounts receivable securitization program, established in March 2001, provides up to $400 to meet our periodic demand for short-term financing. Under the program, certain of our divisions and subsidiaries either sell or contribute accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funds its accounts receivable purchases by pledging the receivables as collateral for short-term loans from participating banks. Expenses incurred to establish the program are being amortized over five years, the contractual life of the program.

      The securitized accounts receivable are owned in their entirety by DAF and are not available to satisfy claims of our creditors. However, we are entitled to any dividends paid by DAF and would be entitled to any proceeds from the liquidation of DAF’s assets upon the termination of the securitization program and the dissolution of DAF. DAF’s receivables are included in our consolidated financial statements solely because DAF does not meet certain technical accounting requirements for treatment as a “qualifying special purpose entity” under generally accepted accounting principles. Accordingly, the sales and contributions of the accounts receivable are eliminated in consolidation and any loans to DAF are reflected as short-term borrowings in our consolidated financial statements. The amounts available under the program are subject to reduction based on adverse changes in our credit ratings or those of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s Investor Service (Moody’s) and B+ by Standard & Poor’s (S&P).

      In February 2003, we cancelled a 364-day revolving credit facility of $100 and amended our long-term bank facility that matures on November 15, 2005. The long-term bank facility is used to provide liquidity back-up for the accounts receivable securitization program and was not drawn upon during 2003. This facility provides for borrowings of up to $400. The interest rates under the facility equal the London interbank offered rate (LIBOR) or bank prime, plus a spread that varies depending on our credit ratings. Advances under the facility that do not exceed $50 may be borrowed on an unsecured basis for up to five business days. Borrowings in excess of $50, any borrowings outstanding for more than five business days or any borrowings within a five-day period after repayment of all previous advances are not permitted until we provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if credit ratings reach Baa3 by Moody’s and BBB- by S&P.

      The amended long-term bank facility requires us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1 at December 31, 2003 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.90:1 at December 31, 2003, 2.25:1 at March 31, 2004 and 2.50:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 2.90:1 at December 31, 2003 and 2.50:1 at March 31, 2004 and thereafter. The ratio calculations are based on the additional financial information which presents Dana’s consolidated financial statements with DCC accounted for on an equity basis.

      Dana, excluding DCC, had committed borrowing lines of $990 at December 31, 2003, all of which was available at that time. Dana, excluding DCC, had uncommitted borrowing lines of $325 at December 31, 2003, of which $24 had been borrowed by certain of our non-U.S. subsidiaries.

      DCC had a committed long-term bank facility of $100 and no uncommitted borrowing lines at December 31, 2003. The facility was reduced in 2003 by two-thirds of net cash proceeds from sales of DCC assets after February 6, 2003. The facility was further reduced by the payment of a dividend to Dana. The facility may be reduced in 2004 for similar reasons and expires in June 2004. DCC had $30 borrowed against its long-term bank facility at December 31, 2003.

      Because our financial performance is impacted by various economic, financial and industry factors, we may not be able to satisfy the covenants under these long-term bank facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. We believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under these facilities may result in defaults under other debt instruments. Our business, results of operations and financial condition might be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

      Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $5 in 2003 and $6 in 2002 in connection with our committed bank lines. Of such fees, $4 was amortized to expense in 2003 and $9 in 2002.

      Selected details of consolidated short-term borrowings are as follows:

		Weighted
		Average
		Interest
	Amount	Rate

Balance at December 31, 2003	$54	2.5%

Average during 2003	307	1.8

Maximum during 2003 (month end)	397	2.2

Balance at December 31, 2002	$163	3.9%

Average during 2002	698	3.2

Maximum during 2002 (month end)	1,057	3.7

Note 9. Long-Term Debt

      Since 1998, we have issued various unsecured notes with maturities extending out as far as March 1, 2029. A default under these indentures may result in defaults under the long-term bank credit facilities or the accounts receivable securitization program.

      During 2001, Dana issued $575 and €200 of 9% unsecured notes due August 15, 2011. During 2002, we issued $250 of 10.125% unsecured notes due March 15, 2010. The indenture agreements related to these notes place certain limits on the borrowings, payments and transactions that we can undertake.

      During the third quarter of 2003, we paid $140 to repurchase certain of our unsecured notes with a total face value of $158. Specifically, we repurchased $19 of the March 2004 notes, $32 of the March 2028 notes and $107 of the March 2029 notes. Other income in 2003 includes the $15 pre-tax gain realized on these transactions after considering the unamortized issuance costs and original issuance discount.

      At December 31, 2003, notes totaling $275 were outstanding under a $500 Medium-Term Note Program established at DCC during 1999. Notes under the program are offered on terms determined at the time of issuance. These notes are general, unsecured obligations of DCC. DCC has agreed that it will not issue any other notes which are secured or senior to notes issued under the program, except as permitted by the program. Interest on the notes is payable on a semi-annual basis. Nonrecourse obligations represent debt collateralized by the assignment of contracts and a security interest in the underlying assets. In the event of a default under the nonrecourse debt obligation, the lender’s recourse is limited to the collateral with no further recourse against DCC.

      Selected details of our consolidated long-term debt are as follows:

	December 31

	2003	2002

Indebtedness of Dana, excluding consolidated subsidiaries —
Unsecured notes payable, fixed rates —

6.25% notes, due March 1, 2004	$231	$250

6.5% notes, due March 15, 2008	150	150

7.0% notes, due March 15, 2028	164	196

6.5% notes, due March 1, 2009	349	349

7.0% notes, due March 1, 2029	266	371

9.0% notes, due August 15, 2011	575	575

9.0% euro notes, due August 15, 2011	250	209

10.125% notes, due March 15, 2010	247	247

Valuation adjustments	65	92
Indebtedness of DCC —

Unsecured notes payable, variable rates, 4.89125%, due 2004 to 2006	13	95

Unsecured notes payable, fixed rates, 2.00% - 8.54%, due 2004 to 2011	642	655

Nonrecourse notes payable, fixed rates, 9.25% - 12.05%, due 2004 to 2016	32	70

Nonrecourse notes payable, due 2007, variable rate of 6.15% at the end of 2003	35	35

Indebtedness of other consolidated subsidiaries	25	45

Total long-term debt	3,044	3,339

Less: Current maturities	439	124

	$2,605	$3,215

      The total maturities of all long-term debt for the five years after 2003 are as follows: 2004, $439; 2005, $63; 2006, $95; 2007, $352 and 2008, $156.

      Interest paid on short-term and long-term debt was $222 in 2003, $255 in 2002 and $304 in 2001.

Note 10. Interest Rate Agreements

      Under our interest rate swap agreements, we have agreed to exchange with third parties, at specific intervals, the difference between fixed rate and floating rate interest amounts calculated by reference to agreed notional amounts. Differentials to be paid or received under these agreements are accrued and recognized as adjustments to interest expense.

      At December 31, 2002, Dana, exclusive of DCC, was a party to several interest rate swap agreements corresponding with our August 2001 and March 2002 notes. These agreements effectively converted the interest rates of these notes to a variable rate in order to provide a better balance of fixed and variable rate debt. These agreements had been designated as fair value hedges of the corresponding notes and the carrying value of the notes were adjusted as the swap agreements increased in value. In May 2003, we received $18 in connection with terminating two of the swap agreements. The corresponding valuation adjustment is being amortized as a reduction of interest expense over the remaining life of the related notes. The terminated agreements were replaced with new swap agreements.

      All of our current fixed-for-variable swap agreements have been designated as fair value hedges of the August 2001 and March 2002 notes. As of December 31, 2003, the agreements provided for us to receive an average rate of 9.26% on notional amounts of $825 and €200 and to pay variable rates equal to the six-

month LIBOR plus an average of 4.92% (the combined rate was 6.32% at December 31, 2003) on a notional amount of $825 and the six-month Euro interbank offered rate (EURIBOR) plus an average of 3.79% (the combined rate was 6.56% at December 31, 2003) on a notional amount of €200. These agreements expire in March 2010 ($250) and August 2011 ($575 and €200). Based on the aggregate fair value of these agreements at December 31, 2003, we recorded a noncurrent liability of $11 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the agreements remain open.

Note 11. Stock Option Plans

      Under the Dana Stock Incentive Plan, which was approved by shareholders in 2003 and amended and restated the 1997 Stock Option Plan, the Compensation Committee of the Board may grant stock options to Dana employees. Options outstanding have been granted at option prices not less than the market price of the stock at the date of grant. Generally, one-fourth of the options granted become exercisable at each of the first four anniversary dates of the grant and all options expire ten years from the date of grant. Stock appreciation rights may be granted separately or in conjunction with the options. At December 31, 2003, there were 6,005,225 shares available for future grants under this plan.

      When we merged with Echlin Inc. in 1998, we assumed Echlin’s 1992 Stock Option Plan for employees and the underlying Echlin shares were converted to Dana stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 1,692,930 Dana shares. No options were granted under this plan after the merger. When the plan expired in 2002, the outstanding options remained exercisable according to their terms.

      This is a summary of transactions under these plans in the last three years:

	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2000	12,862,399	$34.94

Granted — 2001	2,763,200	25.05

Exercised — 2001	(52,003)	15.97

Cancelled — 2001	(632,643)	35.85

Outstanding at December 31, 2001	14,940,953	$33.14

Granted — 2002	3,161,850	15.29

Exercised — 2002	(2,589)	20.13

Cancelled — 2002	(590,959)	26.69

Outstanding at December 31, 2002	17,509,255	$30.14

Granted — 2003	2,544,650	8.34

Exercised — 2003	(1,850)	15.33

Cancelled — 2003	(2,581,622)	32.77

Outstanding at December 31, 2003	17,470,433	$26.57

      The following table summarizes information about stock options under these plans at December 31, 2003:

	Outstanding Options
				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.34-$15.33	5,544,700	8.8	$12.13	1,261,562	$13.81

23.06- 33.08	7,267,566	5.5	25.52	5,753,641	25.82

37.52- 52.56	4,658,167	4.7	45.41	4,656,917	45.41

	17,470,433	6.3	$26.57	11,672,120	$32.34

      In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to these stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $14 in 2003, $17 in 2002 and $16 in 2001.

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes model. Black-Scholes is one of several models that are used by companies to estimate the value of option grants. There are also new, emerging methods for determining values of stock options, including soliciting bids for option-like equity instruments from investment banks. Different estimates of the fair values of our stock options would likely result if we were to use one of these alternative methods. The Black-Scholes model is heavily influenced by the assumptions used, especially the stock price volatility assumption.

      The assumptions used in each period are as follows:

	2003	2002	2001

Risk-free interest rate	2.97%	3.53%	4.63%

Dividend yield	0.48%	0.26%	4.95%

Expected life	5.4 years	5.4 years	5.4 years

Stock price volatility	43.46%	53.24%	44.67%

      Based on the above assumptions, the weighted average fair value per share of options granted under these plans was $3.47 in 2003, $7.67 in 2002 and $7.49 in 2001.

      Under our Directors’ Stock Option Plan, options for 3,000 common shares are automatically granted to each non-employee director once a year. The option price is the market value of the stock at the date of grant. The options can be exercised after one year and expire ten years from the date of grant, except in the event of retirement or death of the director.

      This is a summary of the stock option activity of the Directors’ plan in the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2000	159,000	$36.49

Granted — 2001	24,000	17.64

Outstanding at December 31, 2001	183,000	$34.02

Granted — 2002	27,000	21.53

Outstanding at December 31, 2002	210,000	$32.41

Granted — 2003	30,000	8.52

Cancelled — 2003	(9,000)	24.25

Outstanding at December 31, 2003	231,000	$29.63

      The following table summarizes information about stock options under this plan at December 31, 2003:

	Outstanding Options
				Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.52-$21.53	81,000	8.4	$15.56	51,000	$19.70

24.81- 32.25	105,000	2.8	29.39	105,000	29.39

50.25- 60.09	45,000	4.8	55.50	45,000	55.50

	231,000	5.1	$29.63	201,000	$32.78

      At December 31, 2003, 34,000 shares were available for future grants under this plan.

      We also assumed Echlin’s 1996 Non-Executive Director Stock Option Plan when we merged with Echlin and the underlying Echlin shares were converted to Dana stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 83,637 Dana shares. No options were granted under this plan after the merger. When the plan was terminated in 1999, the outstanding options remained exercisable according to their terms for a period of five years following the merger with Echlin. The 38,752 options outstanding and exercisable at December 31, 2002 were forfeited upon reaching the end of the five-year period in July 2003.

Note 12. Employees’ Stock Purchase Plan

      Full-time employees of Dana and our wholly owned subsidiaries and some part-time employees of our non-U.S. subsidiaries are eligible to participate in our Employees’ Stock Purchase Plan. Plan participants can authorize payroll deductions up to 15% of their earnings; these deductions are deposited with the independent plan custodian. We match up to 50% of the participants’ contributions in cash over a five-year period beginning with the year the amounts are withheld. If a participant withdraws any shares before the end of five years, the amount of the match will depend on how long the shares were in the account. The charge to expense for matching contributions was $10 in 2003, $11 in 2002 and $11 in 2001.

      The custodian uses the payroll deductions and matching contributions to purchase Dana common stock at current market prices. The custodian purchased the following number of shares in the open market in the past three years: 2,503,454 in 2003, 2,239,968 in 2002 and 2,405,040 in 2001. We are also authorized to issue up to 4,500,000 shares to sell to the custodian in lieu of open market purchases. No shares have been issued for this purpose through December 31, 2003. As record keeper for the plan, we allocate the purchased shares to the participants’ accounts. Shares are distributed to the participants on request in accordance with the plan’s withdrawal provisions.

Note 13. Additional Equity Compensation Plans

      We have numerous additional compensation plans under which we pay our employees for increased productivity and improved performance. One such plan is our Additional Compensation Plan for certain officers and other key employees. Under this plan, a percentage of the participants’ compensation is accrued for additional compensation if we attain certain annual corporate performance goals. The Compensation Committee selects the participants and determines whether to pay the awards immediately in cash or to defer them in the form of units which are the economic equivalent of shares of Dana common stock. The participant decides whether the company will pay the deferred awards ultimately in cash, stock or a combination of both. Units are credited with the equivalent of dividends on our common stock and adjusted in value based on the market value of our common stock. Compensation expense is charged or credited in connection with increases or decreases, respectively, in the value of the deferred units. Awards not converted to units are credited quarterly with interest earned at a rate tied to the prime rate.

      Activity related to the plan for the last three years is as follows:

	2003	2002	2001

Dividends and interest credited to participants’ accounts	$1	$1	$2

Mark-to-market adjustments	3	(1)	(1)

Accrued for bonuses	10	10

Charge to expense	$14	$10	$1

      In order to satisfy a portion of our deferred compensation obligations to retirees and other former employees under this plan, we distributed shares totaling 9,437 in 2003, 48,301 in 2002 and 25,106 in 2001.

      We also have two successive Restricted Stock Plans under which the Compensation Committee may grant restricted common shares to key employees. The shares are subject to forfeiture until the restrictions lapse or terminate. Generally, the employee must remain employed with us for a specified number of years after the date of grant to avoid forfeiting the shares. Dividends on granted restricted shares may be paid to participants in cash but have historically been credited in the form of additional restricted shares. Participants can elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. The number of restricted shares converted to restricted units was 42,049 in 2003, 31,540 in 2002 and 27,500 in 2001. The units, which are credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment.

      Grants were made under the 1989 Restricted Stock Plan through February 1999, at which time the authorization to grant restricted stock awards under this plan lapsed. At December 31, 2003, there were 468,177 shares available for issuance in connection with dividends under this plan.

      Under the 1999 Restricted Stock Plan, there were 53,900 shares granted in 2003, 8,000 shares in 2002 and 529,000 shares in 2001. At December 31, 2003, there were 851,123 shares available for future grants and dividends under this plan, including 30,660 shares as a result of forfeitures in 2003.

      Charges to expense for these plans were $2 in 2003, $1 in 2002 and $3 in 2001.

Note 14. Pension and Other Postretirement Benefits

      We provide defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits including medical and life insurance for certain employees upon retirement.

      Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these defined contribution plans allow direct investment of contributions in Dana stock.

      The following tables provide a reconciliation of the changes in the defined benefit pension plans’ and other postretirement plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2003, statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2003 and 2002 for both continuing and discontinued operations. The measurement date for the amounts in these tables was December 31 of each year presented.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Reconciliation of benefit obligation

Obligation at January 1	$2,808	$2,549	$1,699	$1,415

Service cost	53	62	13	16

Interest cost	176	179	113	105

Employee contributions	3	3	11	8

Plan amendments	1		(121)

Actuarial loss	12	184	148	267

Benefit payments	(248)	(223)	(124)	(111)

Settlements, curtailment and terminations	(2)	18		(2)

Acquisitions and divestitures	13	(16)	5	(1)

Translation adjustments	98	52	15	2

Obligation at December 31	$2,914	$2,808	$1,759	$1,699

Accumulated Benefit Obligation at December 31	$2,788	$2,669

Reconciliation of fair value of plan assets

Fair value at January 1	$2,121	$2,283

Actual return on plan assets	347	(19)

Acquisitions and divestitures	2	1

Employer contributions	72	33

Employee contributions	3	3

Benefit payments	(248)	(220)

Settlements	(2)	3

Translation adjustments	72	37

Fair value at December 31	$2,367	$2,121

Fair Value of Plan Assets

U.S. plans	$1,784	$1,661

Non-U.S. plans	583	460

Total Fair Value of Plan Assets	$2,367	$2,121

      The weighted average asset allocations of our U.S. pension plans at December 31 follow:

Asset Category	2003	2002

Equity securities	54%	42%

U.S. government debt securities	37	52

Other	9	6

Total	100%	100%

      Our target asset allocations of U.S. pension plans for equity securities and absolute return strategies investments, debt securities and other assets at December 31, 2003 were 50%, 45% and 5%, respectively. Our target asset allocations at December 31, 2002 were similar. Our U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by a committee of the Board of Directors.

      Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates, and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels. Given our U.S. plans’ demographics, the key component of this asset/ liability modeling approach is the use of long duration U.S. government fixed-income securities. The valuation of these securities tends to track the valuation of pension liabilities. This mitigates interest rate risk and provides the opportunity to allocate additional plan assets to other asset categories with low correlation to stock market indices. Our policy permits the plan assets to be invested in a diverse number of investment categories (referred to as “absolute return strategies” investments) including hedge fund of funds, option programs, commodity funds, private equity and real estate. Under our policy, absolute return strategies investments are limited to not more than 15% of total assets. Currently, none of our U.S. plan assets are invested in absolute return strategies investments except for a de minimis amount of private equity securities. The Other category of our U.S. plan assets includes cash and other short-term debt securities which provide for adequate liquidity for near-term (twelve months or less) benefit payments.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Funded Status

Balance at December 31	$(547)	$(687)	$(1,759)	$(1,699)

Unrecognized transition obligation	1		3

Unrecognized prior service cost	20	28	(117)	(3)

Unrecognized loss	574	662	849	735

Prepaid expense (accrued cost)	$48	$3	$(1,024)	$(967)

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$216	$105

Accrued benefit liability	(638)	(691)	$(1,024)	$(967)

Intangible assets	13	23

Accumulated other comprehensive loss	457	566

Net amount recognized	$48	$3	$(1,024)	$(967)

      Benefit obligations of the U.S. non-qualified and certain non-U.S. pension plans, amounting to $149 at December 31, 2003, and the other postretirement benefit plans are not funded.

      Based on proposed legislation that would modify the discount rate used to determine funding requirements for U.S. plans to a rate equal to 120% of the four-year weighted average of the 30-year Treasury bond yield, we expect to contribute $39 for our U.S. plans during 2004. If the proposed legislation were not enacted, we believe our 2004 contribution would increase by $31. In connection with the planned sale of our automotive aftermarket business, we may contribute a portion of the proceeds generated upon completion of the transaction to our U.S. defined benefit plans. Any such contribution would be in addition to the expected payment required under funding regulations.

      Expected benefit payments by U.S. pension plans over the five years after 2003 are as follows: $162 in 2004, $164 in 2005, $165 in 2006, $171 in 2007 and $173 in 2008. Aggregate expected benefit payments by U.S. pension plans for the five-year period 2009 through 2013 are $905. Expected benefit payments by our other U.S. retirement benefit plans over the five years after 2003 are as follows: $115 in 2004, $123 in 2005, $129 in 2006, $132 in 2007 and $135 in 2008. Aggregate expected benefit payments by our other U.S. retirement benefit plans for the five-year period 2009 through 2013 are $665.

      Components of net periodic benefit costs for the last three years are as follows:

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$53	$62	$66	$13	$16	$14

Interest cost	176	179	172	113	105	91

Expected return on plan assets	(216)	(238)	(241)

Amortization of transition obligation	(1)		1

Amortization of prior service cost	10	12	13	(7)	(4)	(6)

Recognized net actuarial loss (gain)	4	(9)	(20)	38	25	13

Net periodic benefit cost	26	6	(9)	157	142	112

Curtailment (gain) loss		13	4	1	3	(2)

Settlement loss		2	2

Termination expenses		7	10

Net periodic benefit cost after curtailment and settlements	$26	$28	$7	$158	$145	$110

      The weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S. Plans

	2003	2002	2001

Discount rate	6.25%	6.75%	7.50%

Expected return on plan assets	8.75%	8.75%	9.50%

Rate of compensation increase	5.00%	5.00%	5.00%

	Non-U.S. Plans

	2003	2002	2001

Discount rate	5.63%	5.99%	6.18%

Expected return on plan assets	6.80%	7.06%	7.16%

Rate of compensation increase	3.58%	3.41%	4.10%

      The discount rate and expected return on plan assets for U.S. plans presented in the table above is used to determine pension expense for the succeeding year.

      We select the expected rate of return on plan assets on the basis of a long-term view of asset portfolio performance of our pension plans. Since the 1981 adoption of our asset/ liability management investment policy, our compounded rate of return was 12.5%. However, our two-year and five-year compounded rates of return through December 31, 2003 were 9.5% and 3.7%, respectively. We assess the appropriateness of the expected rate of return on an annual basis and when necessary revise the assumption. Our rate of return assumption for U.S. plans was last revised in 2002 when it was lowered from 9.5% to 8.75%, based in part on our expectation of lower future rates of return.

      The weighted average assumptions used in the measurement of other postretirement benefit obligations are as follows:

	2003	2002	2001

Discount rate	6.24%	6.75%	7.50%

Initial weighted health care costs trend rate	11.81%	12.30%	8.10%

Ultimate health care costs trend rate	5.00%	5.00%	5.00%

Years to ultimate	10	10	9

      The discount rate presented in the table above is used to determine expense for the succeeding year. Assumed health care costs trend rates have a significant effect on the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects for 2003:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$9	$(8)

Effect on postretirement benefit obligations	129	(118)

      In December 2003, legislation was enacted in the U.S. that, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare-eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who voluntarily enroll under the Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs. However, if covered retirees enroll in a Part D plan, the employer would not receive the subsidy.

      The effects of the new Medicare legislation on an entity’s financial position and results of operations are normally required to be reflected in the period in which the legislation is enacted. However, the FASB has permitted entities to defer the accounting for the effects of the legislation. Accordingly, we have the option either to account for the effects of the legislation in our 2003 financial statements or to defer our accounting until 2004. Because implementing regulations under the legislation have not been issued and the implications of the legislation’s provisions on our retiree healthcare programs in the U.S. need to be fully assessed, we have elected to defer the accounting for the changes in Medicare. We will account for the effects of this legislation in the period in which authoritative guidance on the accounting for the federal subsidy is issued unless an earlier significant event occurs, such as a plan amendment or curtailment, that would call for a remeasurement of our plans’ obligations. If such a significant event were to occur before the authoritative guidance were issued, we would reflect our best estimate of the effects of the legislation, including the federal subsidy, at that time. While we expect the effect of this legislation to positively affect our financial condition and results of operations, we will be unable to quantify the full impact until the completion of the assessment.

Note 15. Income Taxes

      Income tax expense (benefit) applicable to continuing operations consists of the following components:

	Year Ended December 31

	2003	2002	2001

Current

U.S. federal	$(125)	$(7)	$(65)

U.S. state and local	(2)	(9)	(4)

Non-U.S	100	51	18

	(27)	35	(51)

Deferred

U.S. federal and state	(9)	(109)	(75)

Non-U.S	(13)	(4)	8

	(22)	(113)	(67)

Total expense (benefit)	$(49)	$(78)	$(118)

      Income (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31

	2003	2002	2001

U.S. operations	$(204)	$(242)	$(359)

Non-U.S. operations	285	128	11

	$81	$(114)	$(348)

      Deferred tax benefits (liabilities) consist of the following:

	December 31

	2003	2002	2001

Postretirement benefits other than pensions	$351	$339	$339

Pension accruals	124	189	33

Postemployment benefits	36	36	32

Other employee benefits	37	29	20

Capital loss carryforward	456	368

Net operating loss carryforwards	267	220	234

Foreign tax credits recoverable	94	80	79

Other tax credits recoverable	11		27

Inventory reserves	29	63	77

Expense accruals	188	267	252

Goodwill	76	109	23

Research and development costs	86	41

Other	91	105	62

	1,846	1,846	1,178

Valuation allowances	(609)	(538)	(128)

Deferred tax benefits	1,237	1,308	1,050

Leasing activities	(577)	(621)	(678)

Depreciation — non-leasing	(177)	(214)	(233)

Other			(24)

Deferred tax liabilities	(754)	(835)	(935)

Net deferred tax benefits	$483	$473	$115

      Worldwide, we have net operating loss carryforwards of approximately $720 with remaining lives ranging from one year to an indefinite period. Net benefits recognized for net operating loss carryforwards generally relate to Brazil, Germany and the United States where the losses are carried forward 20 years or indefinitely.

      We have a capital loss carryforward of approximately $1,302 that expires in 2007. The capital loss carryforward includes $1,050 that was recorded in 2002 in connection with the sale of a subsidiary, as the tax basis substantially exceeded the book basis in the subsidiary’s stock. A valuation allowance of $356 was established against the deferred tax asset of $368 in 2002 because current tax law requires the generation of capital gain to offset capital loss and our manufacturing and leasing operations generally produce income that is characterized as ordinary income. Upon completion of the analysis and finalization of the 2002 U.S. federal income tax return, the tentative capital loss carryforward reported in 2002 increased by $365. The resulting $128 adjustment of the deferred tax asset did not affect our determination of the benefit that we are more likely than not to realize during the carryforward period. Accordingly, the valuation allowance of $454 at December 31, 2003 reflects a $128 increase, as well as a $49 reduction for benefits recognized in 2003.

      We have a carryforward of excess foreign tax credits of $94. Foreign tax credits generated on income from foreign sources are limited to the total U.S. taxes payable on income from all sources. The excess foreign tax credits may be carried forward five years. The foreign tax credit carryforwards expire as follows: 2005, $28; 2006, $54; 2007, $2 and 2008, $10. To reflect the uncertainties associated with achieving the proper mix of domestic and foreign sources of income to utilize these credits, we established a $40 valuation allowance against the deferred tax asset in 2002 and increased it to $60 during 2003.

      Valuation allowances are provided for deferred tax assets whenever the realization of the assets is not deemed to meet a “more likely than not” standard. To reflect judgments in applying this standard, we have increased our valuation allowances against deferred tax assets by $71 in 2003, $410 in 2002 and $26 in 2001, including the provisions described above related to the capital loss and foreign tax credit carryforwards.

      Cumulative undistributed earnings of non-U.S. subsidiaries for which U.S. income taxes, exclusive of foreign tax credits, have not been provided approximated $390 at December 31, 2003. U.S. income taxes have not been provided on these undistributed earnings since we intend to permanently reinvest them. If the total undistributed earnings of non-U.S. subsidiaries had been remitted in 2003, a significant amount of the additional tax provision would have been offset by foreign tax credits.

      We paid income taxes of $63 in 2003 and received net refunds of $86 in 2002 and $38 in 2001.

      The effective income tax rate applicable to continuing operations differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31

	2003	2002	2001

U.S. federal income tax rate	35.0%	(35.0)%	(35.0)%

Increases (reductions) resulting from:

State and local income taxes, net of federal income tax benefit	(8.7)	(6.0)	(5.7)

Non-U.S. income	(18.3)	(32.4)	0.8

Valuation adjustments	120.7	364.3	7.3

General business tax credits	(7.1)	(6.0)	(2.7)

Capital loss	(182.7)	(368.6)

Amortization of goodwill			1.1

Miscellaneous items	0.6	14.9	0.3

Effective income tax rate	(60.5)%	(68.8)	% (33.9)%

Note 16. Composition of Certain Balance Sheet Amounts

      The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31

	2003	2002

Other Current Assets

Deferred tax benefits	$156	$340

Prepaid pension expense	216	105

Other	59	141

	$431	$586

Investments and Other Assets

Investments at equity	$974	$865

Amounts recoverable from insurers	139	124

Deferred tax benefits	329	145

Other	252	350

	$1,694	$1,484

Property, Plant and Equipment, net

Land and improvements to land	$106	$113

Buildings and building fixtures	914	962

Machinery and equipment	3,485	4,090

	4,505	5,165

Less: Accumulated depreciation	2,295	2,609

	$2,210	$2,556

Deferred Employee Benefits and Other Noncurrent Liabilities

Postretirement other than pension	$909	$863

Pension	638	691

Postemployment	94	92

Compensation	51	51

Other noncurrent liabilities	209	228

	$1,901	$1,925

Investments in Leases

Leveraged leases	$588	$724

Direct financing leases	70	94

Property on operating leases, net of accumulated depreciation	1	60

Allowance for credit losses	(26)	(34)

	633	844

Less: Current portion	11	17

	$622	$827

      The components of the net investment in leveraged leases are as follows:

	December 31

	2003	2002

Rentals receivable	$4,310	$5,980

Residual values	429	778

Nonrecourse debt service	(3,622)	(5,200)

Unearned income	(528)	(833)

Deferred investment tax credit	(1)	(1)

	588	724

Less: Deferred taxes arising from leverage leases	441	466

	$147	$258

      The components of the net investment in direct financing leases are as follows:

	December 31

	2003	2002

Total minimum lease payments	$66	$98

Residual values	29	31

Deferred initial direct costs	1	2

	96	131

Less: Unearned income	26	37

	$70	$94

      Total minimum lease payments receivable on direct financing leases as of December 31, 2003 are as follows:

Year Ended December 31:

2004	$12

2005	10

2006	10

2007	10

2008	9

Later years	15

Total minimum lease payments receivable	$66

      Total minimum lease payments receivable on operating leases as of December 31, 2003 were not material.

Note 17. Fair Value of Financial Instruments

      The estimated fair values of Dana’s financial instruments are as follows:

	December 31

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets

Cash and cash equivalents	$731	$731	$571	$571

Loans receivable (net)	34	38	46	45

Investment securities	9	9	12	11

Interest rate swaps			23	23

Currency forwards	4	4	1	1

Financial liabilities

Short-term debt	54	54	163	163

Long-term debt	3,044	3,064	3,339	3,299

Security deposits — leases			1	1

Deferred funding commitments under leveraged leases	1	1	1	1

Interest rate swaps	11	11	3	3

Currency forwards	1	1	1	1

Note 18. Commitments and Contingencies

      At December 31, 2003, we had purchase commitments for property, plant and equipment of approximately $114. DCC did not have any material commitments to provide loan and lease financing at December 31, 2003.

      We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. At December 31, 2003, we had a $18 guarantee outstanding in connection with a tooling order for one of our OE programs. Although our Board authorization permits us to issue tooling guarantees up to $80 for these programs, we do not expect such guarantees for this program to exceed $40.

      Cash obligations under future minimum rental commitments under operating leases were $378 at December 31, 2003, with rental payments during the next five years of: 2004, $73; 2005, $54; 2006, $53; 2007, $36 and 2008, $33. Net rental expense was $90 in 2003, $78 in 2002 and $107 in 2001.

      We have divested certain of our businesses. In connection with these divestitures, there may be future claims and proceedings instituted or asserted against us relative to the period of our ownership or pursuant to indemnifications or guarantees provided in connection with the respective transactions. The estimated maximum potential amount of payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters. In some cases, we have insurance coverage available to satisfy claims related to the divested businesses. We believe that payments, if any, in excess of amounts provided or insured related to such matters are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

      We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the year ended December 31, 2003 follow:

	Year Ended
	December 31

	2003	2002

Balance, beginning of period	$135	$138

Amounts accrued for current year sales	39	55

Adjustments of prior accrual estimates	(3)	25

Settlements of warranty claims	(58)	(80)

Effect of discontinued operations	(19)

Impact of divestitures and acquisitions	(7)	(5)

Foreign currency translation	4	2

Balance, end of period	$91	$135

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

      At December 31, 2003, we had approximately 149,000 pending asbestos-related product liability claims, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims we have settled subsequently). This compares to approximately 139,000 pending claims that we reported at December 31, 2002, consisting of approximately 115,000 unresolved claims and approximately 24,000 claims settled pending payment (including 14,000 claims remaining from when we were a member of the CCR and 10,000 claims we have settled subsequently). We believe that we are now being named in more claims because claimants are routinely naming many former CCR members in individual claims, and that more of our claims are now pending for longer periods because we are aggressively defending claims which might previously have been settled by the CCR. We attribute the increase in the number of claims, which occurred in the first half of 2003, in large part to the delayed service of numerous complaints that had been filed in Mississippi in advance of the January 1, 2003 effective date of new laws limiting the filing of tort claims in that state. Many of these were amended claims that had not originally named Dana as a defendant. The number of pending claims declined by 5,000 in the fourth quarter of 2003.

      The increase in the number of pending claims has not materially affected our aggregate loss estimate for such claims. At December 31, 2003, we had accrued $133 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $113 as an asset for probable recoveries from insurers for such claims, compared to $124 accrued for such liabilities and $105 recorded as an asset at December 31, 2002. We review our claims database annually and make adjustments to our loss estimates if appropriate. While we expect our legal defense costs will continue at higher levels than when we were a member of the CCR, we believe that our litigation strategy has reduced and will continue to reduce our indemnity costs. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

      At December 31, 2003 and 2002, we had amounts receivable from our insurers and others of $33 and $38, respectively, representing reimbursements for settled claims and related defense costs. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded. During 2003, we received $4 from the CCR as a refund of previous settlement advances and $21 from our insurers as reimbursement for defense and indemnity costs. Additional amounts were billed to our insurers for amounts we paid in 2003 in defense and indemnity costs.

      At December 31, 2003, we had accrued $12 for contingent non-asbestos product liability costs, compared to $10 at December 31, 2002, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $12 at both dates. If there is a range of equally probable outcomes, we accrue the lower end of the range.

      We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. Dana is a potentially responsible party at the Hamilton Avenue Industrial Park Superfund site in New Jersey (“the site”). The site has three “Operable Units.” Dana has estimated its potential financial exposure for Operable Units 1 and 2 at the site as ranging between $1 and $5 based on Dana’s view as to the most likely remediation method and allocation of costs between Dana and other potentially responsible parties. However, the EPA has identified an array of remedial alternatives for Operable Unit 2 that includes a range from lower to substantially higher than the Dana estimate. Dana has not included any estimate for Operable Unit 3 in its cost projections as the site investigation for this aspect of the site has not yet been conducted. Currently, it is impossible to predict which remedial alternative for Operable Unit 2 will be selected by the EPA, or whether there will be a need for remedial action related to Operable Unit 3. At December 31, 2003, we had accrued $77 for contingent environmental liabilities, compared to $78 at December 31, 2002, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at December 31, 2003, compared to $3 at December 31, 2002.

      Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are now seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At December 31, 2003, we had estimated our total exposure to these matters to be approximately $48 compared to our estimate of $57 at December 31, 2002. At December 31, 2003 we have recorded an estimated recoverable of $30 compared to $47 at December 31, 2002. The change in both amounts during 2003 reflects the favorable renegotiation of a portion of unpaid amounts with plaintiffs. In addition, we have increased our reserve against the recoverable by $8 to take into account the current status of negotiations with our insurers including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Note 19. Acquisitions

      In June 2001, we acquired the remaining 51% interest in Danaven, a Venezuelan operation in which we previously held a minority position. This acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date we attained 100% ownership. We previously accounted for our 49% interest in Danaven under the equity method of accounting. Total assets and debt of Danaven approximated $202 and $92 at June 30, 2001. Sales related to Danaven approximated $64 in 2001.

      In August 2002, we acquired GKN Ayra Cardan, S.A., a Spanish manufacturer of light-duty driveshafts and subsidiary of GKN Driveshafts Limited. The acquisition was the result of restructuring the terms of a joint venture with GKN plc, whereby the full ownership of GKN Driveshafts Limited reverted back to GKN. The proceeds from the divestiture, which approximated the carrying value of the investment, were then used to acquire Ayra Cardan.

Note 20. Divestitures

      In March 2001, we sold Mr. Gasket, Inc., a wholly owned subsidiary. In the second quarter of 2001, we divested our Marion, Ohio forging facility and the assets of our Dallas, Texas and Washington, Missouri Engine and Fluid Management Group operations. In July 2001, we completed the sale of our Chelsea power take-off business to Parker Hannifin Corporation. In September 2001, we completed the sale of our Glacier industrial polymer bearings businesses to Goodrich Corporation. A net after-tax gain of $10 was recorded on these divestitures. Sales reported by these businesses were $241 in 2000 and $105 in 2001, through the dates of divestiture.

      In January 2002, we sold a portion of Taiway Ltd, a consolidated subsidiary and part of our Automotive Systems Group. The minority position retained has been accounted for under the equity method of accounting from the date of the transaction. In March 2002, we sold Thermoplast + Apparatabau GmbH, a manufacturer of molded interior trim parts, and in August 2002, we divested our 49% interest in GKN Driveshafts Limited. Also in the third quarter, we sold our light-duty cylinder liner business to a subsidiary of Promotora de Industrias Mecanicas, S.A. de C.V. (Promec), an equity affiliate. Part of the consideration for the sale of the business was an increase in our ownership in Promec from 40% to 49%. In November 2002, we completed the sale of Tekonsha Engineering Company, Theodore Bargman Company and American Electronic Components, Inc. Also in November, we divested the majority of our Boston Weatherhead industrial hose and fitting operations. In December 2002, we sold the global brake and clutch actuation systems operations of FTE. An after-tax gain of $21 was recorded as a result of these divestitures. The combined sales reported by these businesses were $625 in 2001 and $554 in 2002, through the dates of divestiture.

      In October 2001, we announced our plans to sell certain of the businesses of DCC. During 2002, we completed the sale of selected businesses and assets, which reduced DCC’s portfolio assets by approximately $500. These sales, along with certain tax benefits, and an impairment charge on an asset being marketed for sale, resulted in a $32 net after-tax gain on DCC divestiture activity. During 2003, we continued to sell DCC assets in individually structured transactions and achieved further reductions through normal portfolio runoff. We reduced DCC’s assets in 2003 by approximately $350 and recognized an after-tax gain of $35.

      In June 2003, we sold our Thailand structural products subsidiary to AAPICO Hitech Public Co., Ltd., a Thailand-based automotive supplier. The sale resulted in cash proceeds of $54 and an after-tax profit of $8. The subsidiary’s sales, which were included in the Automotive Systems Group, were $18 and $21 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively.

      In June 2003, we sold a significant portion of our Engine Management operations to Standard Motor Products for $121. The proceeds consisted of $91 of cash and $30 of debt and equity. The equity securities are restricted by agreement for a period of three years from closing and are included in noncurrent assets at their estimated fair value. In connection with the sale, we recorded after-tax charges of $4 in 2003. The subsidiary’s sales, which were included in the former Automotive Aftermarket Group, were $288 and $142 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. These amounts are included in our discontinued operations.

Note 21. Discontinued Operations

      The provisions of SFAS No. 144 are generally prospective from the date of adoption and therefore do not apply to divestitures announced prior to January 1, 2002. Accordingly, the disposal of selected subsidiaries of DCC that were announced in October 2001 and completed in 2002 and 2003 were not considered in our determination of discontinued operations. At the same time, while DCC had assets intended for sale at December 31, 2003, they did not meet the criteria for treatment as discontinued operations given the uncertainty surrounding the timing of the sales.

      We divested our American Electronic Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company and FTE businesses and the majority of our Boston Weatherhead division during the fourth quarter of 2002. We were also actively pursuing the sale of a significant portion of our Engine Management at the end of 2002, a process which ended with the sale of that business in June 2003. These operations qualified as discontinued operations at the end of 2002. In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group. Because we expect to complete the sale in 2004, these operations were treated as discontinued operations as of the end of 2003. Accordingly, the income statements for all prior years have been reclassified to reflect the results of operations of these divested or soon-to-be divested businesses as discontinued operations. The balance sheet at December 31, 2002 reflects the assets and liabilities of the Engine Management business as assets and liabilities of discontinued operations. The assets and liabilities of our Automotive Aftermarket business unit that we plan to divest in 2004 are presented as assets and liabilities of discontinued operations at December 31, 2003.

      The following summarizes the revenues and expenses of our discontinued operations for 2003, 2002 and 2001 and reconciles the amounts reported in the consolidated statement of income to operating PAT reported in the segment table, which excludes restructuring and unusual charges.

	2003	2002	2001

Sales	$2,153	$2,782	$2,790

Other income (expense)	(2)	6	2

Cost of sales	1,792	2,316	2,425

Selling, general and administrative expenses	274	345	384

Restructuring expenses	4	49	114

Interest expense	1	5	5

Income (loss) before income taxes	80	73	(136)

Income tax benefit (expense)	(33)	(41)	43

Restructuring and unusual items	5	56	99

Operating PAT in segment table	$52	$88	$6

      The sales of our discontinued operations, while not included in our segment data, were associated with our SBUs as follows:

	2003	2002	2001

AAG	$2,140	$2,368	$2,370

ASG	—	251	237

EFMG	13	134	153

Other	—	29	30

	$2,153	$2,782	$2,790

      The $114 of restructuring expense of the discontinued operations in 2001 is related to the integration of the Engine Management warehouse operations, exiting product lines and down-sizing our filtration operations. Restructuring expenses included pre-tax charges of $61 related to the impairment of long-lived assets, primarily property, plant and equipment, $31 for employee termination benefits and $22 of exit and other expenses, primarily lease continuation expense. Cost of sales included $50 of charges related to inventory impairment resulting from consolidating our warehouse operations and exiting product lines and provisions for unsalvageable customer returns. In 2002, we charged $24 of exit costs, primarily lease continuation expense, related to closing warehouse facilities, $21 for employee termination benefits and $4 of long-lived asset impairment to restructuring expenses as we continued the program initiated in the fourth quarter of 2001. We also charged $34 to cost of sales in 2002 primarily for inventory impairment and provisions for unsalvageable customers returns in connection with exiting a product line. Other income (expense) included pre-tax charges of $38 in 2002 to reduce the carrying value of assets of our Engine Management business included in discontinued operations. Also included in other income (expense) is a net pre-tax gain of $41 in 2002 resulting from the divestiture of FTE and the majority of our Boston Weatherhead division.

      The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2002 include only the amounts related to the Engine Management operations, which were classified as discontinued operations prior to that date. Included in the balance sheet at December 31, 2003 are assets of discontinued operations of $1,254 and liabilities of discontinued operations of $307 related to the Automotive Aftermarket business unit.

      The assets and liabilities of the discontinued operations are as follows:

	December 31

	2003	2002

Assets of discontinued operations:

Accounts receivable	$408	$9

Inventories	451	99

Cash and other current assets	75	2

Goodwill	32	—

Property, plant and equipment	288	67

	$1,254	$177

Liabilities of discontinued operations

Accounts payable	$199	$40

Accrued payroll and employee benefits	26	11

Other current liabilities	73	17

Other noncurrent liabilities	9	—

	$307	$68

      In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified.

Note 22. Business Segments

      Our manufacturing operations are organized into the following market-focused strategic business units (SBUs):

•	Automotive Systems Group (ASG) sells axles, driveshafts, drivetrains, frames, chassis products and related modules and systems for the automotive and light vehicle markets and driveshafts for the commercial vehicle market.

•	Engine and Fluid Management Group (EFMG) sells sealing, bearing, fluid-management and power-cylinder products for the automotive, light and commercial vehicle, leisure and outdoor power equipment markets.

•	Heavy Vehicle Technologies and Systems Group (HVTSG) sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transmissions and electronic controls for the off-highway market.

      As discussed in Note 21, a substantial majority of our Automotive Aftermarket Group (AAG) has been classified as a discontinued operation based on our intention to sell that business. The Clevite distribution and marketing operations are being retained. Because Clevite distributes products which are almost exclusively manufactured by EFMG, that business has been moved to EFMG; segment data for all years presented has been restated accordingly.

      For some time, we were also a leading provider of lease financing services in selected markets through DCC. In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets during 2002 and 2003. DCC had total portfolio assets of approximately $1,350 at December 31, 2003, as compared to $1,700 and $2,200 at the end of 2002 and 2001, respectively. While we will continue to pursue the sale of many of the remaining DCC assets in 2004, we expect to retain approximately $760 in assets and certain liabilities, including debt, for tax and other business reasons. The retained assets will include certain service-related assets which support other Dana operations, a technology-based service business where joint marketing opportunities exist, and certain portfolio investments where tax attributes and/or market conditions make disposal uneconomical at this time. The retained liabilities will include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the retained assets will generate sufficient cash to service DCC’s debt portfolio over the next several years.

      Information used to evaluate our operating segments — the SBUs and DCC — and our geographic regions is as follows:

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization

2003

ASG	$3,777	$126	$204	$155	$71	$1,931	$142	$146

EFMG	2,150	35	134	87	40	1,096	54	83

HVTSG	1,924	75	130	79	27	610	39	51

DCC				21	21	291

Other	67	6	(220)	(211)	(28)	13	16	5

Total continuing operations	7,918	242	248	131	131	3,941	251	285

Discontinued operations			90	52	52

Total operations	7,918	242	338	183	183	3,941	251	285

Unusual items excluded from performance measures			(1)	39	39

Consolidated	$7,918	$242	$337	$222	$222	$3,941	$251	$285

North America	$5,473	$88	$245	$155	$35	$2,187	$150	$179

Europe	1,455	81	106	84	50	1,137	54	60

South America	441	165	70	43	33	284	17	27

Asia Pacific	549	3	47	30	15	159	29	17

DCC				21	21	291

Other			(220)	(202)	(23)	(117)	1	2

Total continuing operations	7,918	337	248	131	131	3,941	251	285

Discontinued operations			90	52	52

Total operations	7,918	337	338	183	183	3,941	251	285

Unusual items excluded from performance measures			(1)	39	39

Consolidated	$7,918	$337	$337	$222	$222	$3,941	$251	$285

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization

2002

ASG	$3,526	$103	$203	$157	$74	$1,743	$137	$152

EFMG	2,119	38	112	73	25	1,051	41	87

HVTSG	1,797	92	102	63	14	629	23	53

DCC				26	26	271

Other	59	638	(198)	(236)	(56)	(43)	2	4

Total continuing operations	7,501	871	219	83	83	3,651	203	296

Discontinued operations			157	88	88

Total operations	7,501	871	376	171	171	3,651	203	296

Unusual items excluded from performance measures			(246)	(133)	(133)

Change in accounting				(220)	(220)

Consolidated	$7,501	$871	$130	$(182)	$(182)	$3,651	$203	$296

North America	$5,516	$96	$300	$188	$63	$2,185	$135	$192

Europe	1,233	72	49	50	21	984	28	57

South America	361	156	52	32	24	255	12	34

Asia Pacific	391	2	19	13	1	149	27	12

DCC				26	26	271

Other			(201)	(226)	(52)	(193)	1	1

Total continuing operations	7,501	326	219	83	83	3,651	203	296

Discontinued operations			157	88	88

Total operations	7,501	326	376	171	171	3,651	203	296

Unusual items excluded from performance measures			(246)	(133)	(133)

Change in accounting				(220)	(220)

Consolidated	$7,501	$326	$130	$(182)	$(182)	$3,651	$203	$296

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization

2001

ASG	$3,485	$92	$168	$133	$50	$1,837	$179	$158

EFMG	2,151	58	74	48	1	1,327	55	112

HVTSG	1,751	89	61	37	(9)	709	32	69

DCC				31	31	198	1

Other	93	1,172	(148)	(218)	(42)	(27)	1	4

Goodwill amortization			(38)	(32)	(32)

Total continuing operations	7,480	1,411	117	(1)	(1)	4,044	268	343

Discontinued operations			30	6	6

Total operations	7,480	1,411	147	5	5	4,044	268	343

Restructuring and unusual items			(466)	(303)	(303)

Consolidated	$7,480	$1,411	$(319)	$(298)	$(298)	$4,044	$268	$343

North America	$5,469	$88	$261	$166	$45	$2,527	$179	$222

Europe	1,255	73	39	43	13	975	36	70

South America	432	124	13	(3)	(13)	415	26	34

Asia Pacific	324	2	6	3	(8)	146	25	14

DCC				31	31	198

Other			(164)	(209)	(37)	(217)	2	3

Goodwill amortization			(38)	(32)	(32)

Total continuing operations	7,480	287	117	(1)	(1)	4,044	268	343

Discontinued operations			30	6	6

Total operations	7,480	287	147	5	5	4,044	268	343

Restructuring and unusual items			(466)	(303)	(303)

Consolidated	$7,480	$287	$(319)	$(298)	$(298)	$4,044	$268	$343

      Management evaluates the operating segments and regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in Dana’s long-term bank facility are measured with DCC accounted for on an equity basis.

      Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units. Because the accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations, we have included the corporate expenses and interest expense previously allocated to AAG in Other in the segment tables. These amounts totaled $43, $36 and $37 in 2003, 2002 and 2001, respectively. We believe this avoids distorting the net profit (loss) previously reported for the remaining SBUs and presents amounts that are indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of our automotive aftermarket business.

      The Other category includes businesses unrelated to the segments, trailing liabilities for closed plants and corporate administrative functions. For purposes of presenting operating PAT, Other also includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the net profit (loss) column, Other includes the net profit or loss of businesses not assigned to the segments and certain divested businesses (but not discontinued operations), minority interest in earnings and the tax differential.

      The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income (loss) before income taxes as presented in the consolidated statement of income.

	2003	2002	2001

EBIT of continuing operations	$248	$219	$117

Restructuring and unusual items — total operations	(1)	(246)	(466)

Restructuring and unusual items — discontinued operations	9	81	161

Interest expense, excluding DCC	(160)	(175)	(200)

Interest income, excluding DCC	13	12	12

DCC pre-tax income	(28)	(5)	28

Income (loss) before income taxes	$81	$(114)	$(348)

      Restructuring and unusual items consist of the gains on sales of businesses discussed in Note 20 and the restructuring and other unusual charges discussed in Notes 21 and 23.

      The performance EBIT for 2003 excludes $7 of DCC-related transaction expenses recorded at the Dana parent level, the $15 of gains realized on note repurchases and $9 of additional charges associated with the Engine Management and Boston Weatherhead divestitures. An $8 profit from the sale of our Thailand structural products subsidiary is included in the EBIT of ASG because it represents the recovery of development costs previously expensed during the start-up of this operation. Because all elements of EBIT are taxed at 39% for purposes of calculating operating PAT, only $5 is included in ASG’s operating PAT for this item despite its tax-free nature. Operating PAT reported by our continuing operations for 2003 excludes $9 of after-tax gains realized on the note repurchases, the $5 after-tax effect of the additional divestiture charges and $35 of net gains realized on the DCC asset sales.

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

      Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ 2003 operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for 2003 are summarized by SBU in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Year Ended December 31, 2003

			Restructuring
	Restructuring	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)

ASG	$11	$9	$1

AAG	5

EFMG	8	1	1

HVTSG	7	17	2

Other	3

	$34	$27	$4

      The above amounts for the AAG are included in income from discontinued operations. Refer to Note 21 for additional detail.

      Equity earnings included in the operating PAT and net profit reported in 2003, 2002 and 2001 were $29, $33, and $27 for ASG and $5, $5 and $3 for EFMG. Equity earnings included for the other SBUs were not material. The related equity investments totaled $501, $415 and $364 for ASG and $64, $58 and $44 for EFMG in 2003, 2002 and 2001.

      Net assets at the SBU and regional level is intended to correlate with invested capital. The amount includes accounts receivable, inventories (on a first-in, first-out basis), prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.

      Net assets differ from consolidated total assets as follows:

	2003	2002	2001

Net assets	$3,941	$3,651	$4,044

Accounts payable and other current liabilities	1,838	1,609	1,547

DCC’s assets in excess of equity	1,210	1,493	2,012

Other current and long-term assets	1,374	2,623	2,363

Assets of discontinued operations	1,254	177	241

Consolidated total assets	$9,617	$9,553	$10,207

      Although accounting for discontinued operations does not result in the reclassification of prior balance sheets, our segment reporting excludes the assets of our discontinued operations for all periods presented based on the treatment of these items for internal reporting purposes.

      The differences between operating capital spend and depreciation shown by SBU and region and purchases of property, plant and equipment and depreciation shown on the cash flow statement result from the exclusion from the segment table of the amounts related to discontinued operations and our method of measuring DCC for operating purposes. DCC’s capital spend and depreciation are not included in the operating measures. DCC purchased equipment for lease to our manufacturing operations through 2002 and continues to lease that equipment to the SBUs. These operating leases have been included in the consolidated statements as purchases of assets and the assets are being depreciated over their useful lives.

      Sales by region are based upon location of the entity recording the sale. Sales from the U.S. amounted to $4,741 in 2003, $4,907 in 2002 and $4,890 in 2001. No other country’s sales exceeded 10% of total sales. U.S. long-lived assets were $1,078 in 2003, $1,304 in 2002 and $1,631 in 2001. No other country’s long-lived assets exceeded 10% of total long-lived assets.

      Export sales from the U.S. to customers outside the U.S. amounted to $397 in 2003, $223 in 2002 and $329 in 2001. Total export sales (including sales to our non-U.S. subsidiaries which are eliminated for financial statement presentation) were $587 in 2003, $392 in 2002 and $494 in 2001.

      Worldwide sales to Ford Motor Company and subsidiaries amounted to $2,098 in 2003, $1,953 in 2002 and $1,935 in 2001, which represented 27%, 26% and 26% of our consolidated sales. Sales to DaimlerChrysler AG and subsidiaries were $823 in 2003, $1,017 in 2002 and $1,030 in 2001, representing 10%, 14% and 14% of our consolidated sales. Sales to Ford were primarily from our ASG and EFMG segments, while sales to DaimlerChrysler were primarily from the ASG and HVTSG segments. No other customer accounted for more than 10% of our consolidated sales.

Note 23. Restructuring of Operations

      In the first quarter of 2001, we recorded $22 of restructuring expense in connection with the announced closing of six facilities in the ASG and EFMG and workforce reductions at other facilities. These charges included $10 for employee termination benefits, $7 for asset impairment and $5 for other exit costs and impacted net earnings by $14. We announced additional facility closings in the third quarter and accrued additional restructuring charges of $12, affecting earnings by $7.

      In October 2001, we announced plans to reduce our global workforce by more than 15% and initiated a review of more than 30 facilities for possible consolidation or closure. These actions were undertaken to reduce capacity and outsource the manufacturing of non-core content. As of December 31, 2001, we had announced the closing of 21 facilities and reduced our workforce by more than 7% in connection with these plans. Overall charges recorded in 2001 related to our actions announced in October were $431 and affected net earnings by $279. Charges for all restructuring activities totaled $440 in the fourth quarter of 2001, including $155 for employee terminations, $196 for asset impairments and $89 for exit and other costs. The impaired assets include property, plant and equipment held for sale and within our European distribution operations of EFMG. Exit and other expenses are mainly lease continuation obligations, net of estimated sub-lease rents, property taxes and other holding costs related to closed facilities through the estimated date of sale or sub-lease, and costs to prepare facilities for sale or closure. We charged cost of sales for $85 of these expenses, including $38 for inventory impairment resulting from our decision to close certain plants and warehouses and $47 of other charges, including warranty provisions related to acquired products now discontinued and provisions for unsalvageable customer returns related to the rationalization of our aftermarket operations. Net earnings in the fourth quarter were impacted by $284.

      For the year ended December 31, 2001, we recorded total expenses of $476, including $390 charged to restructuring expense and $86 charged to cost of sales, in connection with our restructuring actions.

      In 2002, we announced additional facility closures under the October 2001 plan, bringing the total number of facilities slated for closure to 39. As of December 31, 2002, 28 of the 39 facilities were closed with the remaining 11 scheduled for closure in 2003 or early 2004. Through the facility closures and divestitures undertaken in connection with the October 2001 plan, we reduced the workforce by about 10,000 people (13%) from October 2001 through the end of 2002.

      In connection with these restructuring activities, we recorded restructuring expenses of $207 in 2002, including $101 for employee termination benefits and the impact on pension and postretirement healthcare programs; $20 for asset impairment related to property, plant and equipment of closed facilities; and $86 for exit and other expenses, including lease continuation expense, property taxes and other holding costs, costs of preparing properties for closure or sale and costs of moving equipment and people in connection with consolidating operations and outsourcing non-core production. We also charged cost of sales for $36 of inventory impairment and nonsalvageable returns related to discontinued lines of business. In total, we recorded charges of $243 which reduced net income by $163 in 2002.

      During 2003, we made substantial progress toward the completion of our previously announced plans, including the closure of seven locations, reduction of people and relocation of equipment. In connection with these efforts, we recorded $9 for employee termination benefits and $17 for exit costs, including the cost of relocating people, transferring equipment and maintaining buildings held for sale. We also recorded charges of $8 on the sale of production equipment and to recognize impairment of a former warehouse facility that was vacated in connection with our restructuring activities and is now being held for sale. As discussed below, we reduced accruals relating to certain restructuring initiatives because we determined, following certain plan modifications, that recorded estimates exceeded the amounts necessary to complete the remaining restructuring activities. The most significant reversal related to our Lugoff, South Carolina commercial vehicle facility. Closure of the facility was announced in 2002 as a result of our loss of business at this facility; we recorded restructuring charges of $18 at that time. During the third quarter of 2003, we modified our plans and announced the closure of our Montgomery, Alabama commercial vehicle facility and the relocation of most of the manufacturing and assembly activities currently performed at Montgomery to our Lugoff facility. As a result of the decision to move the Montgomery operation to Lugoff, we reversed $16 of the $18 charge taken in 2002 for the Lugoff closure and recognized a $6 restructuring charge related to the Montgomery facility closure. During 2003, the adjustment of accruals determined to be in excess of remaining requirements totaled $27. On a net basis, restructuring provisions and adjustments resulted in a pre-tax charge of $7 in 2003. Separately, we credited pre-tax gains of $4 that resulted from the sale of impaired assets to restructuring expense in 2003.

      The following summarizes the restructuring charges and activity for all restructuring programs recorded in the last three years:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2000	$93	$0	$20	$113
Activity during the year

Charges to expense	171	166	53	390

Cash payments	(58)		(20)	(78)

Write-off of assets		(166)		(166)

Balance at December 31, 2001	$206	$0	$53	$259
Activity during the year

Charges to expense	101	20	86	207

Cash payments	(67)		(75)	(142)

Write-off of assets		(20)		(20)

Transfers of balances	(59)			(59)

Balance at December 31, 2002	181	0	64	245

Activity during the year

Charges to expense	9	8	17	34

Adjustments of accruals	(16)		(11)	(27)

Cash payments	(93)		(52)	(145)

Write-off of assets		(8)		(8)

Balance at December 31, 2003	$81	$0	$18	$99

      The transfers of balances involve accruals related to curtailment or settlement of pension and postretirement healthcare or to probable liabilities under workers’ compensation and similar programs, which were based on actuarially determined amounts. Because it is not practicable to isolate the related payments, which could occur over an extended period of time, we have transferred these accruals from our restructuring accrual to the related liabilities.

      The above amounts include activities within our discontinued operations. Restructuring expenses now included on the loss from discontinued operations line in the consolidated statement of income totaled $4 in 2003, $49 in 2002 and $114 in 2001, before related tax benefits.

      Employee terminations relating to the plans within our continuing operations were as follows:

	2003	2002	2001

Total estimated	251	3,222	7,690

Less terminated:

2001			(3,571)

2002		(1,304)	(3,545)

2003	(120)	(1,190)	(395)

Balance at December 31, 2003	131	728	179

      At December 31, 2003, $99 of restructuring charges remained in accrued liabilities. This balance was comprised of $82 for the reduction of approximately 1,050 employees to be completed in 2004 and $17 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $78 in 2004, $14 in 2005 and $7 thereafter. Our liquidity and cash flows will be materially impacted by these actions. It is anticipated that our operations over the long term will further benefit from these realignment strategies through reduction of overhead and certain material costs.

Note 24. Noncash Investing and Financing Activities

      In leveraged leases, the issuance of nonrecourse debt financing and subsequent repayments thereof are transacted directly between the lessees and the lending parties to the transactions. Nonrecourse debt issued to finance leveraged leases was $163 in 2001; nonrecourse debt obligations repaid were $226 in 2003, $279 in 2002 and $76 in 2001.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustments
			Trade accounts	arising
			receivable	from change
	Balance at	Additions	“written off”	in currency	Balance at
	beginning of	charged to	net of	exchange rates	end of
	period	income	recoveries	and other items	period

Year ended —

December 31, 2001	$41,970,000	$25,899,984	$(21,338,232)	$(1,471,718)	$45,060,034

December 31, 2002	45,060,034	26,751,000	(27,332,000)	(4,930,034)	39,549,000

December 31, 2003	39,549,000	7,531,000	(14,223,000)	5,044,000	37,901,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustments
				arising
		Amounts	Amounts	from change
	Balance at	charged	“written off”	in currency	Balance at
	beginning of	(credited) to	net	exchange rates	end of
	period	income(1)	of recoveries	and other items(1)	period

Year ended —

December 31, 2001	$42,696,000	$(10,324,000)	$(1,151,000)	$(7,000)	$31,214,000

December 31, 2002	31,214,000	3,739,000	(1,044,000)	52,000	33,961,000

December 31, 2003	33,961,000	126,000	(8,017,000)	49,000	26,119,000

(1)	During 2001, the factors used to estimate future credit losses related to lease financing receivables were refined to more accurately reflect the past history of credit losses and the inherent risks of the portfolio. The allowance for credit losses was reduced as a result of the refinement, resulting in a net credit provision for credit losses on lease financing receivables for the year ended December 31, 2001.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

				Adjustments
				arising
			Reductions	from change
	Balance at	Net additions	due to	in currency	Balance at
	beginning of	charged	utilization or	exchange rates	end of
	period	to income	expiration	and other items	period

Year ended —

December 31, 2001	$102,100,000	$25,500,000			$127,600,000

December 31, 2002	127,600,000	415,400,000	$(5,300,000)		537,700,000

December 31, 2003	537,700,000	135,883,000	(69,604,000)	$5,119,000	609,098,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(d) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR LOAN LOSSES

	Balance at	Additions			Balance at
	beginning of	charged to		Write-Off	end of
	period	expense	Write-Off	Recoveries	period

Year ended —

December 31, 2001	$7,861,000	$2,818,000	$(6,464,000)	$10,000	$4,225,000

December 31, 2002	4,225,000	1,039,000	(2,337,000)	477,000	3,404,000

December 31, 2003	3,404,000		(137,000)		3,267,000

Unaudited Quarterly Financial Information*

	For the Year ended December 31, 2003

	March 31		June 30		September 30
							December 31
	Reported	Restated	Reported	Restated	Reported	Restated	Reported

Net Sales	$2,442	$1,976	$2,541	$2,012	$2,410	$1,880	$2,050

Gross Profit	259	173	265	174	245	144	180
Net Income (Loss)

Continuing Operations	46	36	55	46	61	37	56

Discontinued Operations	(5)	5	(3)	6		24	12
Effect of Change in Accounting

Net Income (Loss)	$41	$41	$52	$52	$61	$61	$68

Net Income (Loss) per share
Basic

Continuing Operations	$0.31	$0.25	$0.38	$0.31	$0.41	$0.25	$0.37

Discontinued Operations	(0.03)	0.03	(0.03)	0.04		0.16	0.08
Effect of Change in Accounting

Net Income (Loss)	$0.28	$0.28	$0.35	$0.35	$0.41	$0.41	$0.45

Fully Diluted

Continuing Operations	$0.31	$0.25	$0.38	$0.31	$0.41	$0.25	$0.37

Discontinued Operations	(0.03)	0.03	(0.03)	0.04		0.16	0.08
Effect of Change in Accounting

Net Income (Loss)	$0.28	$0.28	$0.35	$0.35	$0.41	$0.41	$0.45

	For the Year ended December 31, 2002

	March 31		June 30		September 30		December 31

	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Net Sales	$2,321	$1,837	$2,576	$2,035	$2,356	$1,839	$2,251	$1,790

Gross Profit	267	175	321	200	253	169	237	153
Net Income (Loss)

Continuing Operations	(13)	(16)	58	41	(1)	(17)	14	(2)

Discontinued Operations	4	7	(6)	11	5	21	(23)	(7)

Effect of Change in Accounting	(220)	(220)

Net Income (Loss)	$(229)	$(229)	$52	$52	$4	$4	$(9)	$(9)

Net Income (Loss) per share
Basic

Continuing Operations	$(0.09)	$(0.11)	$0.39	$0.27	$(0.01)	$(0.12)	$0.09	$(0.01)

Discontinued Operations	0.03	0.05	(0.04)	0.08	0.03	0.14	(0.15)	(0.05)

Effect of Change in Accounting	(1.48)	(1.48)

Net Income (Loss)	$(1.54)	$(1.54)	$0.35	$0.35	$0.02	$0.02	$(0.06)	$(0.06)

Fully Diluted

Continuing Operations	$(0.09)	$(0.11)	$0.39	$0.27	$(0.01)	$(0.12)	$0.09	$(0.01)

Discontinued Operations	0.03	0.05	(0.04)	0.08	0.03	0.14	(0.15)	(0.05)

Effect of Change in Accounting	(1.48)	(1.48)

Net Income (Loss)	$(1.54)	$(1.54)	$0.35	$0.35	$0.02	$0.02	$(0.06)	$(0.06)

*	The information presented for 2002 and the first three quarters of 2003 has been restated to reflect the treatment of certain businesses as discontinued operations. See Note 21 — Discontinued Operations for additional information.

     In the first quarter of 2002, we adopted SFAS No. 142, which requires annual impairment testing for goodwill in lieu of amortization. In connection with this testing, we recorded a goodwill impairment charge of $289, which impacted net earnings by $220 ($1.48 per share). We also continued to execute our October 2001 restructuring plans during the quarter, including the announcement of six plant closings and permanent workforce reductions at other locations. Expenses accrued as a result of these actions amounted to $46, which had a $37 ($0.24 per share) impact on net earnings.

      In the second quarter we announced the closing of eight additional facilities and further reductions in our permanent workforce, resulting in a pre-tax charge of $63 ($42 after taxes). These charges were partially offset by a $27 after-tax gain on the sale of selected subsidiaries of Dana Credit Corporation. The combined impact on earnings was an expense of $15, or $0.10 per share.

      The third quarter of 2002 brought continued restructuring charges for employee termination benefits ($20), exit costs ($10) and asset impairments ($5). We also charged $17 of inventory impairment to cost of sales, for a total charge of $52 before taxes, resulting in a $40 ($0.28 per share) reduction in net income for the quarter.

      In the fourth quarter, we completed the sale of the majority of our Boston Weatherhead industrial hose and fitting operations, the divestiture of Tekonsha Engineering Company, Theodore Bargman Company and American Electronic Components, Inc. and the sale of FTE. We recognized a net $26 nonrecurring after-tax gain on these divestitures. Additionally, we recorded a $38 impairment charge ($23 after-tax) in connection with classifying our Engine Management aftermarket operations as held for sale. We also recorded after-tax restructuring charges of $44 during the quarter. Net income for the quarter was adversely affected by $41 (28 cents per share).

      In the first quarter of 2003, we continued the sale of DCC assets, realizing an after-tax gain of $10 or $0.07 per share. We also made additional progress toward the completion of our restructuring plans, and accrued $6 for the cost of relocating people and equipment and maintaining buildings held for sale. Offsetting this charge was a reversal of $6 relating to other certain restructuring activities as the accruals exceeded the amounts necessary to complete the remaining activities in our restructuring plan.

      In the second quarter, we sold our Thailand structural products subsidiary, realizing an after-tax gain of $8. The continuing sale of additional DCC businesses and assets resulted in an after-tax gain of $7 during the period. We also recorded $6 of additional charges and $4 of related tax benefits in discontinued operations in connection with the completion of the sale of a significant portion of our Engine Management businesses. Finally, we recorded charges of $2 for certain restructuring activities and recorded income tax benefits in our FTE brake actuator business in Germany in connection with the favorable resolution of certain tax issues. The net result of these items was a gain of $11 ($0.08 per share) for the quarter.

      During the third quarter the sale of DCC’s portfolio assets generated a $9 after-tax gain. We realized an additional $9 after-tax gain from the repurchase of several notes payable prior to maturity. The combined effect of these items was $18, or 12 cents per share. On July 9, Delta Acquisition Corp., a subsidiary of ArvinMeritor Inc. commenced a cash tender offer for all of the outstanding shares of our common stock at an offer price of $15.00 per share. A number of related legal actions were filed in connection with this offer.

      During the final quarter of 2003, ArvinMeritor Inc. raised its tender offer to $18 per share, and later terminated the offer. We also announced our intention to divest our Automotive Aftermarket operations. Sale of DCC assets provided after-tax gains of $8, with adjustments relating to prior divestitures resulting in an after-tax charge of $2.

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      -None-

Item 9A — Controls and Procedures

      Disclosure Controls and Procedures — Our Acting President and Chief Operating Officer (our principal executive officer) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the year ended December 31, 2003, and have concluded that such controls and procedures are effective in providing reasonable assurance that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

      Internal Controls — Our Acting President and Chief Operating Officer and CFO are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that Dana’s financial statements are reliable and prepared in accordance with generally accepted accounting principles in the United States and that the company’s assets are protected from loss. These procedures are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent auditors as necessary to support their audit work. In addition, our Audit Committee, which is composed entirely of independent directors, meets regularly with management, our internal auditors and the independent auditors to review accounting, auditing and financial matters. The Audit Committee and the independent auditors have free access to each other, with or without management being present.

      In the fourth quarter of 2003, we continued our review of our internal control documentation in preparation for the management report on internal control over financial reporting and the accompanying independent auditors’ attestation report that will be a part of our annual report on Form 10-K for the year ended December 31, 2004.

      There were no changes in Dana’s internal controls over financial reporting identified in connection with the evaluation by the Acting President and Chief Operating Officer and CFO that occurred during the fourth quarter of 2003 that materially affected or are reasonably likely to materially affect Dana’s internal controls over financial reporting.

PART III

Item 10 —	Directors and Executive Officers of the Registrant

      You can find general information about our directors and nominees under “Election of Directors” in our 2004 Proxy Statement and information about our executive officers in Part I, Item 1 of this annual report.

      You can find information about the filing of reports by our directors, executive officers and 10% stockholders under Section 16(a) of the Exchange Act under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement.

Item 11 —	Executive Compensation

      You can find information about executive compensation in the following sections of our 2004 Proxy Statement: “The Board and its Committees,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation.”

      You can find information about our stock performance under “Comparison of Five-Year Cumulative Total Return” in our 2004 Proxy Statement.

Item 12 —	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      You can find information about securities authorized for issuance under our equity compensation plans under “Equity Compensation Plans” in our 2004 Proxy Statement and information about the stock ownership of our directors, director-nominees, executive officers and more than 5% beneficial owners under “Stock Ownership” in our 2004 Proxy Statement.

Item 13 —	Certain Relationships and Related Transactions

      You can find information about transactions between Dana and our directors, director-nominees, executive officers and 5% stockholders under “Other Transactions” in our 2004 Proxy Statement.

Item 14 —	Principal Accountant Fees and Services

      You can find information about services rendered to Dana and fees paid to PricewaterhouseCoopers LLP under “Independent Auditors’ Fees” in our 2004 Proxy Statement.

PART IV

Item 15 —	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

		10-K Pages

(a) The following documents are filed or furnished as part of this report:
(1)	Consolidated Financial Statements:
	Report of Independent Auditors	37
	Consolidated Statement of Income for each of the three years in the period ended December 31, 2003	38
	Consolidated Balance Sheet at December 31, 2002 and 2003	39
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003	40
	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2003	41
	Notes to Consolidated Financial Statements	42-82
	Unaudited Quarterly Financial Information	87-88
(2)	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	83-86
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	Exhibits listed in the “Exhibit Index”
	Exhibits Nos. 10-A through 10-L are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this report.

(b) During the fourth quarter of 2003, we filed the following reports on Form 8-K:
(1)	A report on Form 8-K dated October 24, 2003, furnishing a slide presentation intended to be used by Dana’s Acting Chief Operating Officer, William J. Carroll, and Chief Financial Officer, Robert C. Richter, in a conference call scheduled for that date and a press release issued on that date regarding Dana’s earnings for the fiscal quarter and nine months ended September 30, 2003.
(2)	A report on Form 8-K dated December 3, 2003, furnishing a copy of a press release issued on that date announcing Dana’s intention to divest substantially all of its Automotive Aftermarket Group and comments of Chief Financial Officer, Robert C. Richter, regarding the potential impact of the contemplated transaction on Dana’s earnings guidance for 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION

(Registrant)

Date: February 25, 2004

By:	/s/ MICHAEL L. DEBACKER

Michael L. DeBacker,
Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: February 25, 2004	/s/ WILLIAM J. CARROLL ----------------------------------------------- William J. Carroll, Acting President and Chief Operating Officer

Date: February 25, 2004	/s/ ROBERT C. RICHTER ----------------------------------------------- Robert C. Richter, Chief Financial Officer

Date: February 25, 2004	/s/ RICHARD J. WESTERHEIDE ----------------------------------------------- Richard J. Westerheide, Chief Accounting Officer

Date: February 25, 2004	* /s/ B.F. BAILAR ----------------------------------------------- B.F. Bailar, Director

Date: February 25, 2004	* /s/ A.C. BAILLIE ----------------------------------------------- A.C. Baillie, Director

Date: February 25, 2004	* /s/ E.M. CARPENTER ----------------------------------------------- E.M. Carpenter, Director

Date: February 25, 2004	* /s/ E. CLARK ----------------------------------------------- E. Clark, Director

Date: February 25, 2004	* /s/ C.W. GRISÉ ----------------------------------------------- Cheryl W. Grisé, Director

Date: February 25, 2004	* /s/ G.H. HINER ----------------------------------------------- G.H. Hiner, Director

Date: February 25, 2004	* /s/ J.P. KELLY ----------------------------------------------- J.P. Kelly, Director

Date: February 25, 2004	* /s/ M.R. MARKS ----------------------------------------------- M.R. Marks, Director

Date: February 25, 2004	* /s/ R.B. PRIORY ----------------------------------------------- R.B. Priory, Director

Date: February 25, 2004	* /s/ F.M. SENDEROS ----------------------------------------------- F.M. Senderos, Director

Date: February 25, 2004	*By: /s/ MICHAEL L. DEBACKER Michael L. DeBacker, Attorney-in-Fact

EXHIBIT INDEX

No.	Description	Method of Filing

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998
3-B	By-Laws, amended effective March 1, 2004	Filed with this Report
4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996
4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C.	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996
4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997
4-D	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998
4-E	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998
4-F	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999
4-G	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999
4-H	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying Agent, dated as of December 6, 1999, with respect to DCC’s $500 million medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-J	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-K	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-L	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-M	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-N	Note Agreements (three) dated August 28, 1997, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 6.79% notes due August 28, 2004, in the aggregate principal amount of $16 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-O	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Life Insurance Company of North America for 6.79% notes due August 28, 2004, in the principal amount of $4 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-P	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Q	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-R	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-S	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-T	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-U	Note Agreement dated December 18, 1998, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.48% notes due December 1, 2005, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-V	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-W	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-X	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Y	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Allstate Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-Z	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account for 7.58% notes due August 16, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-AA	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and New York Life Insurance and Annuity Corporation for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-BB	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Principal Life Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $30 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-CC	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and First Trenton Indemnity Company for 7.58% notes due August 16, 2004, in the principal amount of $2.5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-DD	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Travelers Casualty and Surety Company for 7.58% notes due August 16, 2004, in the principal amount of $10 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-EE	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and The Travelers Insurance Company for 7.58% notes due August 16, 2004, in the principal amount of $2.5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-FF	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Allstate Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-GG	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Columbia Universal Life Insurance Co. for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-HH	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $14 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-II	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account for 7.42% notes due December 15, 2004, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-JJ	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Pacific Life and Annuity Company for 7.42% notes due December 15, 2004, in the principal amount of $5 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-KK	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and United Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-LL	Note Agreement dated December 7, 1999, by and between Dana Credit Corporation and Companion Life Insurance Company for 7.42% notes due December 15, 2004, in the principal amount of $2 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.
4-MM	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and €200 million of 9% Notes due August 15, 2011	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

No.	Description	Method of Filing

4-MM(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001
4-MM(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001
4-NN	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002
4-NN(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities)	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002
4-NN(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities)	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002
10-A	Additional Compensation Plan	Filed by reference to Exhibit A to our Proxy Statement dated March 3, 2000
10-A(1)	First Amendment to Additional Compensation Plan	Filed by reference to Exhibit 10-A(1) to our Form 10-Q for the quarter ended June 30, 2002
10-A(2)	Second Amendment to Additional Compensation Plan	Filed by reference to Exhibit 10-A(2) to our Form 10-Q for the quarter ended March 31, 2003
10-A(3)	Second Amendment (sic) to Additional Compensation Plan	Filed with this Report
10-B	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003
10-B(1)	First Amendment to Amended And Restated Stock Incentive Plan	Filed with this Report
10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998
10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000
10-C(2)	Second Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002
10-C(3)	Third Amendment to Excess Benefits Plan	Filed with this Report
10-C(4)	Fourth Amendment to Excess Benefits Plan	Filed with this Report
10-D	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003
10-E(1)	Employment Agreement between Dana and W.J. Carroll	Filed with this Report
10-E(2)	Employment Agreement between Dana and M.J. Burns	Filed with this Report

No.	Description	Method of Filing

10-F(1)	Change of Control Agreement between Dana and M. J. Burns	Filed with this Report
10-F(2)	Form of Change of Control Agreement between Dana and W.J. Carroll, B.N. Cole, M.A. Franklin, J.M. Laisure, R.C. Richter and four other Dana officers	Filed with this Report
10-G(1)	Collateral Assignment Split-Dollar Insurance Agreement for Universal Life Policies between Dana and J.M. Magliochetti; there are substantially similar agreements with W.J. Carroll, M.A. Franklin and two other Dana officers	Filed by reference to Exhibit 10-G to our Form 10-K for the year ended December 31, 2001
10-H	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002
10-H(1)	First Amendment to Supplemental Benefits Plan	Filed with this Report
10-I	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002
10-I(1)	First Amendment to 1999 Restricted Stock Plan, as amended and restated	Filed with this Report
10-J	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998
10-J(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002
10-K	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995
10-L	Dana Corporation Change of Control Severance Plan	Filed with this Report
21	Subsidiaries of Dana	Filed with this Report
23	Consent of PricewaterhouseCoopers LLP	Filed with this Report
24	Power of Attorney	Filed with this Report
31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report
31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report
32	Section 1350 Certifications	Furnished with this Report