Form 10-Q
period 2004-03-31
DANA CORP
filed 2004-04-29
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004
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

Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2004
Common stock, $1 par value	149,027,892

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	DANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(in millions)

	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$546	$731
Accounts receivable
Trade	1,334	1,048
Other	296	326
Inventories
Raw materials	314	293
Work in process and finished goods	422	450
Assets of discontinued operations	1,283	1,254
Other current assets	387	431

Total current assets	4,582	4,533

Property, plant and equipment, net	2,182	2,210
Investments in leases	530	622
Investments and other assets	2,243	2,252

Total assets	$9,537	$9,617

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$361	$493
Accounts payable	1,242	1,076
Liabilities of discontinued operations	328	307
Other current liabilities	1,033	1,089

Total current liabilities	2,964	2,965

Long-term debt	2,588	2,605
Deferred employee benefits and other noncurrent liabilities	1,786	1,901
Minority interest in consolidated subsidiaries	99	96
Shareholders’ equity	2,100	2,050

Total liabilities and shareholders’ equity	$9,537	$9,617

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Net sales	$2,311	$1,976
Revenue from lease financing and other income	14	29

	2,325	2,005

Costs and expenses
Cost of sales	2,105	1,801
Selling, general and administrative expenses	136	136
Interest expense	51	59

	2,292	1,996

Income before income taxes	33	9
Income tax benefit	3	12
Minority interest	(3)	(2)
Equity in earnings of affiliates	17	17

Income from continuing operations	50	36
Income from discontinued operations	13	5

Net income	$63	$41

Basic earnings per common share
Income from continuing operations	$0.34	$0.25
Income from discontinued operations	0.09	0.03

Net income	$0.43	$0.28

Diluted earnings per common share
Income from continuing operations	$0.33	$0.25
Income from discontinued operations	0.09	0.03

Net income	$0.42	$0.28

Cash dividends declared and paid per common share	$0.12	$0.01

Average shares outstanding — Basic	148	148

Average shares outstanding — Diluted	150	149

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended March 31,
	2004	2003
Net income	$63	$41
Depreciation and amortization	93	103
Gain on divestitures and asset sales	(4)	(11)
Working capital increase	(222)	(237)
Other	8	(7)

Net cash flows used in operating activities	(62)	(111)

Purchases of property, plant and equipment	(79)	(76)
Payments received on leases and loans	4	11
Asset sales	103	104
Other	1	6

Net cash flows — investing activities	29	45

Net change in short-term debt	115	87
Payments on long-term debt	(259)	(6)
Proceeds from long-term debt	5
Dividends paid	(18)	(1)
Other	5	(1)

Net cash flows — financing activities	(152)	79

Net change in cash and cash equivalents	(185)	13
Cash and cash equivalents — beginning of period	731	571

Cash and cash equivalents — end of period	$546	$584

The accompanying notes are an integral part of
the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)

1.	In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2003 to conform to the 2004 presentation, primarily in connection with the reporting of discontinued operations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.

2.	In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003 for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. See Note 5 to our condensed consolidated financial statements in this report for the required interim disclosures.

In May 2003, the FASB Emerging Issues Task Force issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF reached a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply the unit credit method for determining expense associated with the plan. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Prior to 2004, our pension expense for cash balance plans had been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans is being determined using the unit credit method. The adjustments resulting from application of this method are being treated as actuarial gains and losses pursuant to SFAS No. 87. The impact of adopting EITF 03-4 did not have a material effect on our results of operations or financial condition in the first quarter of 2004.

In December 2003, legislation was enacted in the U.S. that, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006 (the Act). Prescription drug coverage will be available to eligible individuals who voluntarily enroll under the Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs. However, if covered retirees enroll in a Part D plan, the employer would not receive the subsidy.

The FASB has proposed Staff Position FAS No. 106-b, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of this healthcare benefit legislation. The FSP would treat the effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy would also be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent would be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy would be accounted for as prior service cost.

We have deferred accounting for the effects of the Act pending an assessment of the provisions of the Act on our U.S.-based postretirement healthcare plans; accordingly, the measures of our APBO and expense recognized for the three months ended March 31, 2004 do not reflect any amount associated with the subsidy. We expect to reflect the effects of the Act on our U.S.-based plans by the third quarter.

3.	The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three Months
	Ended March 31,
	2004	2003
Average shares outstanding for the period — basic	148.3	148.1

Plus: Incremental shares from:
Deferred compensation units	0.4	0.6
Restricted stock	0.3
Stock options	1.3

Potentially dilutive shares	2.0	0.6

Average shares outstanding for the period — diluted	150.3	148.7

4.	In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $3 and $4 in the first quarter of 2004 and 2003, respectively.

The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings, which was less than $1 in the first quarter of both years, was incurred in connection with our restricted stock plans and stock awards under our stock incentive plan.

	Three Months
	Ended March 31,
	2004		2003
Stock compensation expense, as reported	$		$
Stock option expense, pro forma		3		4

Stock compensation expense, pro forma		3		4

Net income, as reported		$63		$41
Net income, pro forma		60		37

Basic earnings per share
Net income, as reported		$0.43		$0.28
Net income, pro forma		0.41		0.25
Diluted earnings per share
Net income, as reported		$0.42		$0.28
Net income, pro forma		0.40		0.25

5.	The components of net periodic benefit costs for the first quarter of 2004 and 2003 follow.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$15	$13	$3	$3
Interest cost	44	44	27	28
Expected return on plan assets	(54)	(54)
Amortization of prior service cost	2	3	(3)	(2)
Recognized net actuarial loss	4	1	11	10

Net periodic benefit cost	$11	$7	$38	$39

We disclosed in our 2003 Form 10-K that the amounts we expected to contribute to our U.S. pension plans in 2004 could be affected if proposed legislation modifying the discount rate used to determine funding requirements were enacted. Enactment of that legislation occurred early in the second quarter of 2004. We paid $2 in pension contributions during the three months ended March 31, 2004 and now expect to contribute $35 during the last nine months of the year. This amount does not include any incremental contribution we may elect to make from the proceeds of the sale of our automotive aftermarket business.

6.	On an annual basis, disclosure of comprehensive income is incorporated into the Statement of Shareholders’ Equity. This statement is not presented on a quarterly basis. Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments. The deferred translation loss reported for the three months ended March 31, 2004 was $1. The euro and the British pound were the only currencies with impacts exceeding $10 for the quarter and those amounts netted to a loss of less than $4. The $61 deferred translation gain reported for the comparable period in 2003 reflected the impact of a weakening U.S. dollar relative to the Canadian dollar, the euro, the Argentine peso and the Brazilian real.

Our total comprehensive income is as follows:

	Three Months
	Ended March 31,
	2004	2003
Net income	$63	$41
Other comprehensive income (loss):
Deferred translation gain (loss)	(1)	61
Other		2

Total comprehensive income	$62	$104

7.	The comparison of the effective tax rates for the quarters ended March 31, 2004 and 2003, which includes the impact of permanent differences between financial accounting rules and tax regulations, is complicated by the relatively low level of pre-tax earnings in the prior year. The $3 income tax benefit recognized on pre-tax income of $33 for the three months ended March 31, 2004 differs significantly from an expected expense provision of nearly $12 at a U.S. federal statutory tax rate of 35%. The primary reasons for this difference are our determination that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with the sale of Dana Credit Corporation (DCC) assets, which enabled us to reduce our valuation allowance against deferred tax assets by $10, and our forecasted utilization of net operating loss carryforwards in certain non-U.S. jurisdictions. The $12 income tax benefit for the three months ended March 31, 2003 recognized on pre-tax income of $9 differed from an expected expense provision of $3 at a statutory tax rate of 35%. The primary reason for this difference was an $11 reduction in the valuation allowance against deferred tax assets related to our capital loss carryforward.

8.	In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group (AAG). These operations comprise the discontinued operations reported in our financial statements as of and for the three months ended March 31, 2004. Under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the income statement components of the discontinued operations will be aggregated and presented on a single line in the income statement through the date of sale. The income statement for the three months ended March 31, 2003 has been reclassified to separate the results of these discontinued operations, along with a significant portion of the Engine Management operations which we sold in June 2003.

The following summarizes the revenues and expenses of our discontinued operations. The income amounts reported in the condensed consolidated statement of income correspond to the Operating Profit After Tax (PAT) of discontinued operations reported in the segment table in Note 9 since there were no unusual items excluded from the latter in either period.

	Three Months
	Ended March 31,
	2004	2003
Sales	$510	$547
Other income	2
Cost of sales	424	455
Selling, general and administrative expenses	64	79
Restructuring charges		1

Income before income taxes	24	12
Income tax expense	(11)	(7)

Income reported in condensed consolidated statement of income	$13	$5

The sales of our discontinued operations, while not included in our segment data, were associated with our current and former SBUs as follows:

	Three Months
	Ended March 31,
	2004	2003
AAG	$510	$534
ASG		13

	$510	$547

The condensed consolidated balance sheet at March 31, 2004 includes assets of discontinued operations of $1,283, consisting primarily of accounts receivable ($439), inventory ($461) and property, plant and equipment ($287). Liabilities of discontinued operations at the same date totaled $328, consisting primarily of accounts payable ($213) and accrued payroll and other expenses ($90). In the condensed consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified.

9.	In the first quarter of 2004, we announced the combination of the Automotive Systems Group (ASG) and the Engine and Fluid Management Group (EFMG) into a single business unit which will retain the ASG name. The operations of both the ASG and EFMG produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our segments for the three months ended March 31, 2004 consist of our Strategic Business Units (SBUs) – the expanded ASG and the Heavy Vehicle

Technologies and Systems Group (HVTSG) — and DCC. The segment data for the three months ended March 31, 2003 has been restated to reflect the combination of ASG and EFMG.

In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets in 2002 and 2003. During the first quarter of 2004, DCC’s total portfolio assets were reduced by $100, leaving assets of approximately $1,260 at March 31, 2004. While we are continuing to pursue the sale of many of the remaining DCC assets in 2004, we expect to retain certain assets (including some portfolio investments) because tax attributes and/or market conditions make disposal uneconomical at this time. The retained liabilities will include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

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

Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended March 31,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
2004
ASG	$1,712	$45	$103	$71	$39
HVTSG	578	9	39	24	10
DCC				7	7
Other	21	2	(61)	(54)	(8)

Total continuing operations	2,311	56	81	48	48
Discontinued operations			25	13	13

Total operations	2,311	56	106	61	61
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$56	$105	$63	$63

North America	$1,594	$27	$83	$54	$24
Europe	438	30	30	22	14
South America	130	44	18	11	9
Asia Pacific	149	1	8	5	2
DCC				7	7
Other			(58)	(51)	(8)

Total continuing operations	2,311	102	81	48	48
Discontinued operations			25	13	13

Total operations	2,311	102	106	61	61
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$102	$105	$63	$63

2003
ASG	$1,507	$36	$76	$57	$27
HVTSG	455	21	25	15	4
DCC				6	6
Other	14	1	(45)	(52)	(11)

Total continuing operations	1,976	58	56	26	26
Discontinued operations			12	5	5

Total operations	1,976	58	68	31	31
Unusual items excluded from performance measures				10	10

Consolidated	$1,976	$58	$68	$41	$41

North America	$1,409	$24	$54	$32	$5
Europe	361	19	29	25	18
South America	86	38	8	5	3
Asia Pacific	120	1	11	7	4
DCC				6	6
Other			(46)	(49)	(10)

Total continuing operations	1,976	82	56	26	26
Discontinued operations			12	5	5

Total operations	1,976	82	68	31	31
Unusual items excluded from performance measures				10	10

Consolidated	$1,976	$82	$68	$41	$41

Operating PAT is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, Operating PAT represents earnings before interest and taxes (EBIT), tax-effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net Profit (Loss), which is Operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our business units.

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

The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income before income taxes as presented in the condensed consolidated statement of income.

	Three Months
	Ended March 31,
	2004	2003
EBIT from continuing operations	$81	$56
Unusual items excluded from performance measures	(1)
Interest expense, excluding DCC	(38)	(42)
Interest income, excluding DCC	2	3
DCC pre-tax loss	(11)	(8)

Income before income taxes	$33	$9

In the first quarter of 2004, transaction expenses of $1 incurred at the Dana parent level in connection with the sale of assets by DCC were excluded from our performance measurement of EBIT. Operating PAT reported by our continuing operations excludes the $2 gain realized on the DCC asset sales. The latter amount includes the after-tax effect of the transaction expenses noted above.

Unusual items excluded from performance measures in 2003 presented in the segment table and the EBIT reconciliation table includes $10 of gains on DCC asset sales.

The gains and losses recorded by DCC are not presented as unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, such pre-tax amounts are included within DCC’s pre-tax loss in the table.

Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ operating results, as are charges and credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months ended March 31, 2004 and 2003 are summarized by SBU in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Three Months Ended March 31, 2004
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$4	$(8)	$
HVTSG	1

	$5	$(8)	$–

	Three Months Ended March 31, 2003
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$4	$(5)	$
HVTSG	1	(1)	1

	$5	$(6)	$1

10.	Included in cash and cash equivalents at March 31, 2004 are cash deposits of $128 primarily in support of stand-by letters of credit and surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. These financial instruments are expected to be renewed each year. A total of $98 of the deposits may not be withdrawn.

11.	The changes in goodwill during the three months ended March 31, 2004, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	March 31,
	2003	and Other	2004
ASG	$433	$1	$434
HVTSG	125	(1)	124

	$558	$–	$558

Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

12.	At December 31, 2003, $99 remained in accrued liabilities relating to previously announced restructuring plans. During the first quarter of 2004, we continued to fulfill our obligations to pay severance and provide healthcare benefits to former employees. Charges were incurred during the quarter in connection with transferring people to the new ASG Technology Center and to maintain certain closed facilities. As part of our periodic review of the propriety of existing accruals, we determined during the first quarter of 2004 that an $8 accrual related to a facility in Reading, Pennsylvania was no longer required in light of the impending sale of the property; accordingly, this accrual was adjusted. On a net basis, restructuring provisions and adjustments of $3 were credited to restructuring expense and had a $2 positive effect on net income for the quarter ended March 31, 2004. Because restructuring expense was not material for separate reporting, it has been combined with cost of sales in the condensed consolidated statement of income.

The following summarizes the activity in accrued restructuring expenses during the first three months of 2004:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2003	$81	$18	$99
Activity during the quarter:
Charges to expense	3	2	5
Cash payments	(21)	(2)	(23)
Adjustment of accruals		(8)	(8)

Balance at March 31, 2004	$63	$10	$73

At March 31, 2004, $73 of restructuring charges remained in accrued liabilities. This balance was comprised of $63 for the termination of employees, including the announced termination of approximately 500 employees scheduled for the remainder of 2004, and $10 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $53 in the remainder of 2004, $16 in 2005 and $4 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and cash flows in 2004 will be more than adequate to satisfy our obligations related to our restructuring plans.

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

At March 31, 2004, we had approximately 151,000 pending asbestos-related product liability claims, consisting of approximately 139,000 unresolved claims and approximately 12,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 5,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims we have settled subsequently).

At March 31, 2004, we had accrued $134 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $114 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

At March 31, 2004, we had a net amount receivable from our insurers and others of $36 representing reimbursements for settled claims and related defense costs, compared to $33 at December 31, 2003. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded.

Other Product Liabilities – At March 31, 2004, we had accrued $7 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline includes $3 attributable to settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at March 31, 2004 and $12 at December 31, 2003.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

We are a potentially responsible party at the Hamilton Avenue Industrial Park Superfund site in New Jersey. The site has three “Operable Units.” We have estimated our potential financial exposure as less than $1 for Operable Unit 1

(based on the remediation that has been performed at this Unit and our assessment of the likely allocation of costs among the potentially responsible parties) and as approximately $5 for Operable Unit 2 (based on our assessment of the possible remedies, most likely remediation method and likely allocation of costs among the potentially responsible parties). However, the EPA has identified an array of remedial alternatives for Operable Unit 2, the costs for which range from less than $1 up to nearly $200. While we cannot predict which remedial alternative the EPA will select, based on our assessment, we believe that the likelihood is remote that the costs allocated to us for this Unit will approach $200. We have not included any estimate for Operable Unit 3 in our cost projections as no site investigation for this Unit has yet been conducted and currently it is impossible to predict whether there will be a need for remedial action related to this Unit.

At March 31, 2004, we had accrued $78 for contingent environmental liabilities, compared to $77 at December 31, 2003, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At March 31, 2004, we had recorded our estimated liability related to these matters of $48 and an estimated recoverable of $30. These amounts are unchanged from those recorded at December 31, 2003 and take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

14.	We are party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have all been designated as fair value hedges of the August 2001 and March 2002 notes. Accordingly, the fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at March 31, 2004. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $73 at March 31, 2004.

As of March 31, 2004, the interest rate swap agreements provided for us to receive an average fixed rate of 9.26% on notional amounts of $825 and €200 and pay variable rates based on either the London interbank offered rate (LIBOR), plus a spread, or the euro interbank offered rate (EURIBOR), plus a spread, respectively. The average variable rate under these contracts approximated 6.28% as of March 31, 2004. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The aggregate fair value of these agreements was a $14 non-current asset at March 31, 2004.

15.	We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months ended March 31, 2004 and 2003 follow.

	Three Months
	Ended March 31,
	2004	2003
Balance, beginning of period	$91	$105
Amounts accrued for current period sales	8	9
Adjustments of prior accrual estimates	1
Settlements of warranty claims	(10)	(12)
Foreign currency translation		1

Balance, end of period	$90	$103

Warranty obligations are reported as current liabilities in the condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dollars in millions

Market Outlook

Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2004, are shown below.

	Production in Units
				Dana’s
				Outlook
	2001	2002	2003	2004
Light vehicle (in millions):
North America	15.5	16.4	15.9	16.2
Europe	20.5	20.8	21.0	21.5
Asia Pacific	16.0	18.1	18.5	19.6
South America	2.4	1.9	1.9	2.3
Commercial Vehicle (in thousands):
North America
Medium-duty (Class 5-7)	176	189	195	211
Heavy-duty (Class 8)	146	181	176	245

     North American light duty production levels have been relatively stable the past few years. A significant development in this market since 2001 has been the increased use of incentives by our customers to stimulate and maintain demand levels. Dealer inventory levels have increased during the first quarter of 2004 as production outpaced retail sales. Customer incentives are expected to be used to help stimulate sales. If incentives alone are not sufficient to reduce inventories, our customers might scale back their current production schedules.

     A challenge that we and others in the light vehicle market face is the continued price reduction pressure from our customers. Our largest customers in this market – the U.S.-based OE manufacturers – have experienced market share erosion to other international light vehicle manufacturers over the past few years, thereby putting additional pressure on their profitability. To the extent this trend continues, we expect the price reduction demands will be ongoing. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and six sigma blackbelt programs, will continue to be important to sustaining and improving our margins.

     The commercial vehicle market, which was at the bottom of its business cycle in 2001, had recovered only slightly during the past two years. Orders in both the medium- and heavy-duty North American markets have been strengthening in recent months with inventories remaining stable. Consequently, the recovery in these markets appears to be underway, supporting our improved production outlook for 2004.

     In our other markets – off highway, European commercial vehicles and light vehicles in the Asia Pacific and South American regions – we expect either stable or improving production demand in 2004.

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

     Broadening our global presence will also be increasingly important in the months ahead. Global sourcing presents opportunities to improve our competitive cost position, as well as to take advantage of the higher expected growth in emerging markets such as China and India. A number of our steel suppliers began assessing a price surcharge during the fourth quarter of 2003, a practice that has continued into 2004. The impact on earnings during the first quarter was minor but increased during March. Accordingly, despite recent reports that suggest a lessening of the shortages that prompted these surcharges, we are uncertain of the potential effect on results of operations in 2004.

     Another key factor in our future success is technology. We are continuing to invest in advanced product and process technologies as we believe that they, as much as any factor, are critical to improving our competitive position and profitability. In keeping with these efforts, our recent moves to focus even more on our core OE markets will enable us to capitalize on the continuing trends toward modularity and systems integration in these markets.

New Business

In the OE vehicular business, new programs are awarded to suppliers well in advance of the expected start of production. The amount of lead time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business often coincides with model changes on the part of vehicle manufacturers. Given the cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the vehicle life, which is typically several years.

     During 2003, more than $400 of our sales increase resulted from the addition of net new business — new business in excess of lost business. We expect net new business to contribute a minimum of $400 to our 2004 sales. Beyond 2004, based on business already awarded or lost, we expect net new business contributions through 2009.

Summary

Over the last three years, we have repositioned the organization – through divestitures, restructuring, outsourcing and strategic partnerships – to be more strategically focused and more competitive. In the process, we have downsized from a company with sales in excess of $13,000 (before adjustments to reflect discontinued businesses) to a company with 2003 sales of just under $8,000 reported by our continuing operations. At the same time, we have improved our overall profitability and financial position. With a more focused strategy and improved financial situation, we believe we are better positioned to grow the business in our core markets.

Liquidity and Capital Resources

Cash Flows (First Quarter 2004 versus First Quarter 2003)

	Three Months
	Ended March 31,		Dollar
	2004	2003	Change
Cash Flows from Operating Activities:
Net income	$63	$41	$22
Depreciation and amortization	93	103	(10)
Asset impairment charges	1	6	(5)
Gains on divestitures and asset sales	(4)	(11)	7
Decrease (increase) in operating working capital	(222)	(237)	15
Other	7	(13)	20

Net cash flows used in operating activities	$(62)	$(111)	$49

     Net income improved by more than 50% in the first quarter of 2004 when compared to the same period in 2003. Depreciation and amortization declined slightly in the first quarter of 2004, the result of tightened capital spend and recent divestitures. Working capital performed its normal seasonal climb, as trade receivables carried by our continuing operations increased nearly $300. The collection of nearly $70 related to customer-paid tooling helped mitigate the impact on receivables of strong sales in all of our principal markets and kept the 2004 increase below what was experienced in 2003. Our discontinued operations were not a significant factor in cash flows from operating activities. Overall, cash flows used in operations totaled $62 in the first quarter of 2004, an improvement of $49 over the same period in 2003.

	Three Months
	Ended March 31,		Dollar
	2004	2003	Change
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	$(79)	$(76)	$(3)
Payments received on leases	3	9	(6)
Net loan payments from customers	1	2	(1)
Proceeds from sales of other assets	103	104	(1)
Other	1	6	(5)

Net cash flows from investing activities	$29	$45	$(16)

     Capital spending increased only slightly in the first quarter of 2004 although for the year we expect capital spend to approximate our depreciation expense. Proceeds from asset sales during the first quarter of 2004 were also even with those generated in the same period in 2003. Overall, net cash from 2004 investing activities totaled $29, a $16 decline from the comparable period in 2003.

	Three Months
	Ended March 31,		Dollar
	2004	2003	Change
Cash Flows from Financing Activities:
Net change in short-term debt	$115	$87	$28
Payments of long-term debt	(259)	(6)	(253)
Issuance of long-term debt	5		5
Dividends paid	(18)	(1)	(17)
Other	5	(1)	6

Net cash flows from (used in) financing activities	$(152)	$79	$(231)

     We used available cash to meet scheduled debt payments while draws on the accounts receivable securitization program continued to help us meet our working capital needs during the first quarter of 2004. Despite the influx of cash anticipated in connection with the sale of our automotive aftermarket business, managing our cash remains a high priority. Our estimate of cash outlays related to restructuring activities is approximately $53 for the remainder of 2004 and we expect to reduce working capital, exclusive of our restructuring activities, by $100 based on the projected levels of production for 2004. We expect the proceeds from divestiture of the automotive aftermarket business to exceed its book value. Achieving these targets would enable us to reduce debt, invest in other business opportunities and contribute to our pension plans.

Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,314 at March 31, 2004. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal LIBOR or the bank prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings under the facility, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s Investor Service (Moody’s) and BBB- by Standard and Poor’s (S&P). We also have an accounts receivable securitization program that provides up to $400 to meet our periodic demands for short-term financing. The amount available under the program is subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s and B+ by S&P. As of April 23, 2004, we were rated Ba3 by Moody’s and BB by S&P. Prior to the sale of substantially all of the AAG, we will be removing the group from the securitization program, thereby reducing the amount available to us under that program. To compensate for this reduction, we are negotiating additional financing facilities to offset the reduction in the accounts receivable securitization program. Our preliminary assessment, based on an average historical volume of AAG receivables, indicated that the withdrawal of AAG would decrease the amount available under the existing program by approximately $200. At March 31, 2004, borrowings outstanding under the various Dana lines consisted of $24 drawn by non-U.S. subsidiaries against uncommitted lines and $140 outstanding under the accounts receivable program. No amounts were drawn on the long-term credit facility.

     Dana’s long-term credit facility requires us to attain specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1 at March 31, 2004 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.25:1 at March 31, 2004 and 2.5:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 2.9:1 at March 31 and June 30, 2004 and 2.5:1 thereafter. The facility was modified during the first quarter of 2004 to apply the 2.9:1 requirement under the net senior debt to EBITDA ratio through June 30, 2004; the 2.5:1 ratio requirement, which was to become effective March 31, 2004, now becomes effective as of September 30, 2004. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all of the ratio requirements at March 31, 2004.

     In addition, DCC has a revolving credit facility. The facility had a maximum borrowing capacity of $100 at December 31, 2003. DCC elected to reduce the amount available under the facility to $20 during the quarter ended March 31, 2004. Interest rates under the facility equal LIBOR or the prime rate, plus a spread that varies depending on DCC’s credit ratings. At March 31, 2004, there were no amounts outstanding under DCC’s revolving credit facility. The facility matures in June 2004.

     Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under our long-term credit facility in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Any default under the credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     Based on our rolling six-quarter forecast, we expect our cash flows from operations, combined with our current and planned credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities — At March 31, 2004, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond the first quarter of 2005. The aggregate fair value of these contracts is a favorable amount approximating $2. These contracts have been valued by independent financial institutions using the exchange spot rate on March 31, 2004, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under these agreements, we receive an average fixed rate of interest of 9.26% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of March 31, 2004, the average variable rate under these agreements approximated 6.28%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the hedged notes. Based on the aggregate fair value of these agreements at March 31, 2004, we recorded a non-current asset of $14 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

     During the first quarter of 2004, we entered into two swap agreements related to a portion of our electrical usage requirements in Canada. These agreements provide for us to pay a fixed rate per megawatt hour each month and receive a market rate. The contracts expire in June 2004 and August 2005. The fair value of these contracts was not material at March 31, 2004.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

     The following table summarizes our fixed cash obligations over various future periods as of March 31, 2004.

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,777	$192	$141	$853	$1,591
Operating Leases	371	67	114	69	121
Unconditional Purchase Obligations	103	97	6
Other Long-Term Liabilities	1,338	154	252	267	665

Total Contractual Cash Obligations	$4,589	$510	$513	$1,189	$2,377

     The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

     We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2004 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows for our continuing operations: $575 for the remainder of 2004, $1,353 in 2005 and 2006 combined; $1,077 in 2007 and 2008 combined and $1,623 thereafter.

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

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At March 31, 2004, we had a $12 guarantee outstanding in connection with a tooling order for one of our OE programs. We do not expect such guarantees for this program to exceed $20.

     Included in cash and cash equivalents at March 31, 2004 are cash deposits of $128 primarily in support of stand-by letters of credit and surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. A total of $98 of the deposits may not be withdrawn. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the letters of credit were drawn or the surety bonds were called.

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

     At March 31, 2004, we had approximately 151,000 pending asbestos-related product liability claims, consisting of approximately 139,000 unresolved claims and approximately 12,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 5,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims we have settled subsequently).

     At March 31, 2004, we had accrued $134 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $114 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At March 31, 2004, we had a net amount receivable from our insurers and others of $36 representing reimbursements for settled claims and related defense costs, compared to $33 at December 31, 2003. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded.

Other Product Liabilities – At March 31, 2004, we had accrued $7 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline includes $3 attributable to settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at March 31, 2004 and $12 at December 31, 2003.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     We are a potentially responsible party at the Hamilton Avenue Industrial Park Superfund site in New Jersey. The site has three “Operable Units.” We have estimated our potential financial exposure as less than $1 for Operable Unit 1 (based on the remediation that has been performed at this Unit and our assessment of the likely allocation of costs among the potentially responsible parties) and as approximately $5 for Operable Unit 2 (based on our assessment of the possible remedies, most likely remediation method and likely allocation of costs among the potentially responsible parties). However, the EPA has identified an array of remedial alternatives for Operable Unit 2, the costs for which range from less than $1 up to nearly $200. While we cannot predict which remedial alternative the EPA will select, based on our assessment, we believe that the likelihood is remote that the costs allocated to us for this Unit will approach $200. We have not included any estimate for Operable Unit 3 in our cost projections as no site investigation for this Unit has yet been conducted and currently it is impossible to predict whether there will be a need for remedial action related to this Unit.

     At March 31, 2004, we had accrued $78 for contingent environmental liabilities, compared to $77 at December 31, 2003, with no recovery expected from other parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At March 31, 2004, we had recorded our estimated liability related to these matters of $48 and an estimated recoverable of $30. These amounts are unchanged from those recorded at December 31, 2003 and take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Restructuring

In October 2001, we announced the largest restructuring initiative in our history. These restructuring actions were designed to quicken the pace of reducing our capacity and fixed cost structure to generate improved margins at lower expected levels of production. As well, certain actions positioned us to complete the aforementioned divestiture of non-strategic businesses. The restructuring actions called for in the 2001 Plan have been substantially completed. See a discussion of these restructuring actions and the related impact on our condensed consolidated financial statements under Note 12.

Critical Accounting Estimates

The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. When such changes are significant, adjustments to the effective annual rate are reflected in the interim period.

     As discussed in Note 2 to the condensed consolidated financial statements, we adopted new accounting pronouncements on January 1, 2004. These pronouncements did not have a material effect on our financial position as of January 1, 2004 or our results of operations or cash flows for the three months ended March 31, 2004. Our critical accounting estimates, as described in our 2003 Form 10-K, were not materially affected by the new pronouncements.

Results of Operations (First Quarter 2004 versus First Quarter 2003)

Our manufacturing operations are organized into market-focused strategic business units. Our SBUs are Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). In March 2004, we announced the combining of the ASG and the Engine and Fluid Management Group (EFMG) under the ASG name. In December 2003, we announced our intention to sell substantially all of our automotive aftermarket business, which had been reported in prior periods as the Automotive Aftermarket Group (AAG) business segment. We have classified this business as a discontinued operation. The results of the discontinued operations are discussed more fully in a subsequent section. Our segment reporting for all periods has been restated to reflect these changes. After these changes, our segments are ASG, HVTSG and DCC.

     Sales of our continuing operations by region for the first quarter of 2004 and 2003 were as follows:

Geographical Sales Analysis					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
North America	$1,594	$1,409	$185	13%	$24		$161
Europe	438	361	77	21%	59	(1)	19
South America	130	86	44	51%	17		27
Asia Pacific	149	120	29	24%	25	(11)	15

	$2,311	$1,976	$335	17%	$125	$(12)	$222

     Organic change is the residual change after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar since the first quarter of 2003 played a significant role in increasing our 2004 sales. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     North American light vehicle production in the first quarter of 2004 declined approximately 1% when compared to the first quarter of 2003. This decline was driven by passenger car production as the light truck segment – which is our primary light-duty market – was up about 3%. Our North American sales also benefited from higher year-over-year production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to 57,000 units in 2004 from 36,000 units in 2003. Also contributing to our sales growth in North America were a number of new vehicle programs which had come on stream since last year’s first quarter.

     Elsewhere in the world, stronger heavy truck and off highway production in Europe helped to offset soft light vehicle production, and South American domestic volumes began to strengthen as exports to the U.S. drove volumes higher when compared to last year. The organic sales growth in Asia Pacific related primarily to net new business gains in the light vehicle market by ASG.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
ASG	$1,712	$1,507	$205	14%	$98	$(12)	$119
HVTSG	578	455	123	27%	26		97
Other	21	14	7	50%	1		6

	$2,311	$1,976	$335	17%	$125	$(12)	$222

     ASG principally serves the light vehicle market, with some sales of driveshaft business to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG, due in part to new structural content on Ford’s F-series pickup and Freestar minivan, and General Motors’ Colorado pickup. Our axle business also contributed with new content on SUVs produced by BMW and Nissan. Sales also benefited from production levels, as ASG’s primary market – the North American light truck market – was up about 3% compared to the first quarter of last year.

     HVTSG focuses on the commercial vehicle and off-highway markets. More than 97% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 segment being up by more than half, as previously noted. Overall, off-highway production demands were also up in 2004, as some North American OEMs reported production increases exceeding 30% when compared to the first quarter of 2003. Production in Europe has stabilized at levels slightly below those of the same period a year ago.

     Revenue from lease financing and other income was $14 in the first quarter of 2004 compared to $29 in the same period in 2003. The decline in lease revenue resulting from a $940 reduction in the lease portfolio since the end of 2001 accounted for the majority of the decline.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis
Three Months Ended March 31,	As a Percentage of Sales		Increase /	%
	2004	2003	(Decrease)	Change
Gross Margin %:
ASG	9.15%	9.35%	(0.20)%	(2.14)%
HVTSG	11.56%	11.07%	0.49%	4.43%
Consolidated	8.78%	8.75%	0.03%	0.34%
Selling, general and administrative expense %:
ASG	3.94%	4.66%	(0.72)%	(15.45)%
HVTSG	5.90%	6.84%	(0.94)%	(13.74)%
Consolidated	5.89%	6.87%	(0.98)%	(14.26)%
Operating margin %:
ASG	5.22%	4.69%	0.53%	11.30%
HVTSG	5.66%	4.22%	1.44%	34.12%
Consolidated	2.89%	1.88%	1.01%	53.72%

     In the ASG, gross margins continue to be significantly affected by launch-related costs in our structures business. Significant front-end costs are typical in this business but 2003 was atypical in that we launched a greater number of programs in the year than is normal for us. Some of these are major programs with large volume – including the new Ford F-150 pick-up (the highest selling pick-up in North America) and the General Motors Colorado/Canyon pick-up – and the start-up costs were proportionately higher. Certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs during the second half of 2003 and into the first quarter of 2004. As a result, launch-related costs in the first quarter of 2004 approximated those experienced in the preceding quarter. Compared to last year’s first quarter, the higher level of start-up activity in combination with the launch difficulties resulted in higher start-up costs of approximately $12. Actions have been taken to resolve the launch difficulties and we expect the incremental costs to dissipate in the second quarter, favorably impacting our gross margin as compared to this year’s first quarter. Other factors that reduced gross margins were higher steel costs, higher pension and healthcare costs and customer price reductions. These margin reductions were partially offset by the benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives and the margin associated with higher sales levels.

     The HVTSG improvement in gross margins is due primarily to the 21% increase in organic sales.

     The $136 total of consolidated selling, general and administrative (SG&A) expenses in the first quarter of 2004 is unchanged from the comparative period in 2003,

the net effect of numerous elements. Included is a $6 increase resulting from currency movement and a $4 upward movement in compensation expense related to marking certain of our deferred compensation units to market, as our share price declined $4.70 in the first quarter of 2003. SG&A expenses associated with our DCC operations continue to decline as we divest the assets of these operations.

			Dollar
	2004	2003	Change
Income before income taxes	$33	$9	$24

     The positive effects of higher sales and improved gross margins combined with reduced interest expense to more than offset the drop in lease revenues. The net result was an improvement in income before taxes of $24 in 2004 when compared to the first quarter of last year. The decrease in interest expense in the first quarter of 2004 is due to both lower average interest rates and lower average debt outstanding.

			Dollar
	2004	2003	Change
Income tax benefits	$3	$12	$(9)

     We experienced income tax benefits in the first quarter of both 2004 and 2003 that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary effective tax rate equal to the U.S. federal rate of 35%. Net tax benefits exceeded the amount expected by applying a 35% rate to income before taxes by $15 in both 2004 and 2003. A capital loss was generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance is recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is reduced upon the occurrence of transactions generating capital gains, or the determination that occurrence of such a transaction is probable and the impact estimable. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the first quarter of 2004 and 2003, income tax benefits of $10 and $11, respectively, were recognized through release of valuation allowances against capital loss carryforwards.

     Similarly, deferred tax assets relating to ordinary (not capital) operating losses generated in certain jurisdictions where realization is not more likely than not to occur are offset by valuation allowances. As income is forecasted in these jurisdictions, the income tax benefit is included as a component of the estimated annual tax rate applied in interim periods.

Discontinued Operations

In 2002, we announced plans to divest a number of businesses. By December 31, 2002, all of the planned divestitures announced in 2002 had been completed except for the Engine Management business (AAG), which was completed in the second quarter of 2003, and one plant of the Boston Weatherhead Division (EFMG), which was closed in early 2003. In 2003, we announced plans to divest substantially all of our automotive aftermarket business. At December 31, 2003, only the automotive aftermarket business remained to be sold. Each of these business components qualified as a discontinued operation under SFAS No. 144.

     An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the first quarter of 2004 and 2003 follows:

		Change
		Between
	2004	Quarters	2003
Net Sales:
Automotive Aftermarket	$510	$43	$467
Engine Management		(67)	67
Boston Weatherhead		(13)	13

Total Discontinued Operations	$510	$(37)	$547

Income (Loss) from Discontinued Operations:
Automotive Aftermarket	$13	$3	$10
Engine Management		5	(5)
Boston Weatherhead

Total Discontinued Operations	$13	$8	$5

     Although first quarter 2004 total sales of discontinued operations are 6.8% lower than the year earlier quarter, the decrease is due entirely to the completion of the Engine Management divestiture and closure of the last remaining facility of the Boston Weatherhead business in the second quarter of 2003. The automotive aftermarket business, which has been held for sale since the fourth quarter of 2003, saw its sales increase 9.2% in the first quarter of 2004 when compared to the same period in 2003. Favorable foreign currency effects and organic growth contributed equally to the increase.

     Income from discontinued operations improved for the first quarter of 2004 when compared to the same period in 2003 because of two factors. First, the completion of the Engine Management divestiture and closure of the final Boston Weatherhead facility in the second quarter of 2003 had a favorable effect on the comparison since the combined businesses recognized a loss of $5 in the first quarter of 2003. Second, the 2004 sales increase in the automotive aftermarket business contributed higher incremental margins that favorably impacted net income. Foreign currency effects also contributed approximately $1 of the improvement.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; the cyclical nature of the global vehicular industry; the performance of the global aftermarket sector; changes in business relationships with our major customers and in the timing, size and continuation of our customers’ programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; increases in production or material costs (including that of steel) that cannot be recouped in product pricing; our ability to complete the Automotive Aftermarket operations divestiture as contemplated; our success in completing our restructuring activities; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within Liquidity and Capital Resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

     The financing activities of the first quarter of 2004 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures — Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the first quarter and have concluded that such controls and procedures are effective in providing reasonable assurance that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls — Our CEO and CFO are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that Dana’s financial statements are reliable and prepared in accordance with generally accepted accounting principles in the United States and that the company’s assets are protected from loss. These procedures are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent auditors as necessary to support their audit work. In addition, our Audit Committee, which is composed entirely of independent directors, meets regularly with management, our internal auditors and the independent auditors to review accounting, auditing and financial matters. The Audit Committee and the independent auditors have free access to each other, with or without management being present.

     In the first quarter, we continued our review of our internal control documentation in preparation for management’s assessment of internal control over financial reporting and the accompanying independent auditors’ attestation report that will be a part of our annual report on Form 10-K for the fiscal year ended December 31, 2004.

     There were no changes in Dana’s internal controls over financial reporting identified in connection with the evaluation by the CEO and CFO that occurred during Dana’s first quarter that have materially affected or are reasonably likely to materially affect Dana’s internal controls over financial reporting.

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

Environmental Proceedings. In prior reports, we have discussed an environmental matter in which the U.S. Department of Justice (DOJ) proposed a consent decree and a fine in connection with alleged violations of the U.S. Clean Water Act at our facility at Harvey Street, Muskegon, Michigan. As previously reported, we submitted a proposal to the DOJ to undertake certain supplemental environmental projects to reduce or offset the amount of the proposed fine. The DOJ has reviewed our proposal and, in the first quarter of 2004, taking into account some of these projects and other mitigating factors, reduced the proposed fine from $0.7 to $0.15. Discussions with the DOJ are continuing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The results of voting by shareholders present in person or represented by proxy at our annual meeting on April 19, 2004, are as follows.

Proposal 1. Election of Directors. The following persons were elected to serve as directors of Dana until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld
B. F. Bailar	118,023,950	8,021,242
A. C. Baillie	117,319,483	8,725,709
D. E. Berges	121,534,991	4,510,201
M. J. Burns	119,377,778	6,667,414
E. M. Carpenter	118,059,793	7,985,399
S. G. Gibara	121,396,698	4,648,494
C. W. Grisé	120,232,607	5,812,585
G. H. Hiner	112,894,902	13,150,290
J. P. Kelly	120,243,961	5,801,231
M. R. Marks	121,402,760	4,642,432
R. B. Priory	117,299,394	8,745,798

Proposal 2. Approval of the Dana Corporation Additional Compensation Plan, as Amended and Restated. The amended and restated Plan was approved. There were 119,031,009 votes approving the Plan, 5,729,892 votes against, 1,284,291 votes abstaining and no broker non-votes.

Proposal 3. Approval of the Dana Corporation Employees’ Stock Purchase Plan, as Amended and Restated. The amended and restated Plan was approved, including the purchase of up to 12 million shares of Dana common stock by the Plan Custodian for the accounts of participants during the 10-year Plan term which expires on December 31, 2013. There were 98,819,500 votes approving the Plan, 11,932,931 votes against, 1,078,464 votes abstaining and 14,214,297 broker non-votes.

Proposal 4. Approval of Amendments to the Dana Corporation Amended and Restated Stock Incentive Plan. The amendments to the Plan were approved. There were 96,982,995 votes approving the amendments, 13,679,895 votes against, 1,168,005 votes abstaining and 14,214,297 broker non-votes.

Proposal 5. Ratification of Selection of Independent Auditors. The selection of PricewaterhouseCoopers LLP as Dana’s independent auditors for fiscal year 2004 was ratified. There were 118,814,564 votes for ratification, 6,394,593 votes against, 836,035 votes abstaining and no broker non-votes.

ITEM 5. OTHER INFORMATION

On April 21, 2004, we filed our first quarter press release and supporting financial schedules, along with the slides from our conference call held that day, on Form 8-K. These financial schedules and slides included financial information of Dana Corporation, with Dana Credit Corporation (DCC), a wholly owned subsidiary, presented on an equity basis. This format conforms to the information presented and discussed in the segment disclosures included in our quarterly and annual financial statements. DCC’s financial business is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its performance measures are inconsistent with those of our other operating segments. The presentation of our financial information with DCC shown as our equity affiliate is not in accordance with generally accepted accounting principles in the United States. Accordingly, all such information presented in this manner is fully reconciled in supplementary schedules included in the 8-K filing.

     In connection with the planned sale of our automotive aftermarket business, we have entered into a Retention Agreement with Terry R. McCormack, AAG President, which provides for the payment of certain compensation to Mr. McCormack upon completion of the sale. Such compensation is in lieu of incentive compensation which he might otherwise have been eligible to receive as a senior executive, if the business were not for sale. A copy of the Agreement is filed as an exhibit to this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits listed in the “Exhibit Index” at page 39 are filed with or furnished as a part of this report. Exhibits Nos. 10-A through 10-M are management contracts or compensatory plans or arrangements.

(b)	We filed the following reports on Form 8-K during the first quarter of 2004:

(1)	A report dated February 4, 2004, announcing the appointment of Michael J. Burns as Chief Executive Officer, President and a director of Dana; the appointment of Glen H. Hiner as Chairman of the Board; and the retirement of William J. Carroll, Acting President and Chief Operating Officer.

(2)	A report dated February 11, 2004, furnishing copies of a press release issued on that date announcing Dana’s earnings for the fiscal quarter and year ended December 31, 2003, and a slide presentation to be used during a conference call on that date by Dana’s Chairman, Glen H. Hiner, and Chief Financial Officer, Robert C. Richter.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: April 29, 2004	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING
3-B	By-Laws, adopted April 20, 2004	Filed with this report

10-A	Additional Compensation Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 12, 2004

10-B(2)	Second Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit C to our Proxy Statement dated March 12, 2004

10-D(1)	First amendment to the Dana Director Deferred Compensation Plan	Filed with this report

10-M	Retention Agreement between Dana and T.R. McCormack	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report