Form 10-Q
period 2004-06-30
DANA CORP
filed 2004-07-26
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004
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

Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2004

Common stock, $1 par value	149,324,400

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$597	$731
Accounts receivable
Trade	1,310	1,048
Other	317	326
Inventories
Raw materials	333	293
Work in process and finished goods	414	450
Assets of discontinued operations	1,324	1,254
Other current assets	459	431

Total current assets	4,754	4,533
Property, plant and equipment, net	2,086	2,210
Investments in leases	540	622
Investments and other assets	2,286	2,252

Total assets	$9,666	$9,617

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$384	$493
Accounts payable	1,241	1,076
Liabilities of discontinued operations	348	307
Other current liabilities	1,135	1,089

Total current liabilities	3,108	2,965
Long-term debt	2,508	2,605
Deferred employee benefits and other noncurrent liabilities	1,807	1,901
Minority interest in consolidated subsidiaries	101	96
Shareholders’ equity	2,142	2,050

Total liabilities and shareholders’ equity	$9,666	$9,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$2,331	$2,012	$4,642	$3,988
Revenue from lease financing and other income	25	43	39	72

	2,356	2,055	4,681	4,060

Costs and expenses
Cost of sales	2,101	1,838	4,206	3,639
Selling, general and administrative expenses	126	141	262	277
Interest expense	51	55	102	114

	2,278	2,034	4,570	4,030

Income before income taxes	78	21	111	30
Income tax benefit (expense)	(6)	9	(3)	21
Minority interest	(3)	(1)	(6)	(3)
Equity in earnings of affiliates	4	17	21	34

Income from continuing operations	73	46	123	82

Income from discontinued operations, net of tax	35	6	48	11

Net income	$108	$52	$171	$93

Basic earnings per common share
Income from continuing operations	$0.49	$0.30	$0.83	$0.55
Income from discontinued operations	0.23	0.05	0.32	0.08

Net income	$0.72	$0.35	$1.15	$0.63

Diluted earnings per common share
Income from continuing operations	$0.49	$0.30	$0.82	$0.55
Income from discontinued operations	0.23	0.05	0.32	0.08

Net income	$0.72	$0.35	$1.14	$0.63

Cash dividends declared and paid per common share	$0.12	$0.01	$0.24	$0.02

Average shares outstanding — Basic	149	148	148	148

Average shares outstanding — Diluted	151	149	150	149

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2004	2003
Net income	$171	$93
Depreciation and amortization	183	202
Gain on divestitures and asset sales	(25)	(22)
Working capital increase	(164)	(284)
Deferred taxes	(41)	(13)
Other	(69)	(8)

Net cash flows — operating activities	55	(32)

Purchases of property, plant and equipment	(142)	(142)
Payments received on leases and loans	8	27
Asset sales	155	145
Divestitures		179
Other	(40)	9

Net cash flows — investing activities	(19)	218

Net change in short-term debt	153	(97)
Payments on long-term debt	(304)	(43)
Proceeds from long-term debt	5
Dividends paid	(36)	(3)
Other	10	17

Net cash flows — financing activities	(172)	(126)

Net change in cash and cash equivalents	(136)	60
Net change in cash — discontinued operations	2	1
Cash and cash equivalents — beginning of period	731	571

Cash and cash equivalents — end of period	$597	$632

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions)

Note 1. Basis of Presentation

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

Note 2. New Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the components of pension expense for interim periods beginning after December 15, 2003. We adopted this pronouncement as of December 31, 2003 for all our U.S. plans and included the revised annual disclosures in our 2003 Form 10-K. See Note 5 to our condensed consolidated financial statements in this report for the required interim disclosures.

     In May 2003, the FASB Emerging Issues Task Force (EITF) issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF reached a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply the unit credit method for determining expense associated with the plans. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Prior to 2004, our pension expense for cash balance plans had been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans is being determined using the unit credit method. The adjustment resulting from application of this method is being treated as an actuarial gain or loss pursuant to SFAS No. 87. The adoption of EITF 03-4 did not have a material effect on our results of operations or financial condition in the second quarter of 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act provides, among other things, expanded existing Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D)

beginning in 2006. Prescription drug coverage will be available to eligible individuals who voluntarily enroll under the Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs for covered retirees who do not enroll in a Part D plan.

     In May 2004, the FASB issued Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of the Act. The Staff Position requires treating the effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The effect of the subsidy is to be reflected in the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost.

     We have deferred accounting for the effects of the Act pending an assessment of the provisions of the Act on our U.S.-based postretirement healthcare plans; accordingly, the measures of our APBO and expense recognized for the three months ended June 30, 2004 do not reflect any amount associated with the subsidy. The Staff Position is effective for fiscal periods beginning after June 15, 2004. We will record the effects of the Act on our U.S.-based plans during the third quarter of 2004.

Note 3. Common Shares

     The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Average shares outstanding for the period — basic	148.6	148.2	148.5	148.2

Plus: Incremental shares from:
Deferred compensation units	0.5	0.6	0.3	0.6
Restricted stock	0.3		0.3
Stock options	1.2	0.1	1.3	0.1

Potentially dilutive shares	2.0	0.7	1.9	0.7

Average shares outstanding for the period — diluted	150.6	148.9	150.4	148.9

Note 4. Equity-Based Compensation

     In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $4 in the second quarter of both 2004 and 2003.

     The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings, which was $1 in the three months ended June 30, 2004 and less than $1 in the same period in 2003, was incurred in connection with our restricted stock plans and stock awards under our stock incentive plan.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Stock compensation expense, as reported	$1	$—	$1	$1
Stock option expense, pro forma	4	4	7	9

Stock compensation expense, pro forma	$5	$4	$8	$10

Net income, as reported	$108	$52	$171	$93
Net income, pro forma	104	48	164	84
Basic earnings per share
Net income, as reported	$0.72	$0.35	$1.15	$0.63
Net income, pro forma	0.69	0.32	1.10	0.57
Diluted earnings per share
Net income, as reported	$0.72	$0.35	$1.14	$0.63
Net income, pro forma	0.69	0.32	1.08	0.57

Note 5. Pension and Other Postretirement Benefits

     The components of net periodic benefit costs for the three months and six months ended June 30, 2004 and 2003 are shown in the following table.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$15	$13	$30	$26
Interest cost	44	44	88	88
Expected return on plan assets	(54)	(54)	(108)	(108)
Amortization of prior service cost	2	3	4	6
Recognized net actuarial loss	4	1	8	2

Net periodic benefit cost	$11	$7	$22	$14

	Other Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$3	$3	$6	$6
Interest cost	27	28	54	56
Amortization of prior service cost	(3)	(2)	(6)	(4)
Recognized net actuarial loss	11	10	22	20

Net periodic benefit cost	$38	$39	$76	$78

     We disclosed in our 2003 Form 10-K the amounts we expected to contribute to our U.S. pension plans in 2004 if proposed legislation modifying the discount rate used to determine funding requirements were enacted. Enactment of that legislation occurred early in the second quarter of 2004. We made $8 in pension contributions during the six months ended June 30, 2004 and now expect to contribute $29 during the last six months of the year. This amount does not include any incremental contribution we may elect to make from the proceeds of the sale of our automotive aftermarket business.

Note 6. Comprehensive Income

     Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments that are charged or credited directly to shareholders’ equity. The deferred translation loss reported for the three months ended June 30, 2004 was $53. The euro ($15), the Brazilian real ($11) and the Australian dollar ($11) were the largest components of the quarterly change. The same currencies generated nearly all of the deferred loss for the six months ended June 30, 2004, as the euro ($29), the Brazilian real ($13) and the Australian dollar ($9) combined for $51 of the $54 change. The $148 deferred translation gain reported for the three months ended June 30, 2003 reflected primarily the impact of a weakening U.S. dollar relative to the euro ($40), the Canadian dollar ($32) and the Brazilian real ($28). For the six months ended June 30, 2003, the euro ($60), the Canadian dollar ($55) and the Brazilian real ($36) were the largest components of the $209 gain.

     Our total comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income	$108	$52	$171	$93
Other comprehensive income (loss):
Deferred translation gain (loss)	(53)	148	(54)	209
Other		1		3

Total comprehensive income	$55	$201	$117	$305

Note 7. Income Taxes

     The comparisons of the effective tax rates for the three-month and six-month periods ended June 30, 2004 and 2003 were affected primarily by adjustments to the valuation allowances provided against deferred tax assets related to capital loss carryforwards. The $6 of income tax expense recognized on pre-tax income of $78 for the three months ended June 30, 2004 differs significantly from an expected expense provision of $27 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $20 reduction in our valuation allowance against deferred tax assets. This adjustment was based on our determination that it was more likely than not that a portion of our capital loss carryforward would be realized and included $18 related to certain future sales of Dana Credit Corporation (DCC) assets. We also benefited from our forecasted utilization of net operating loss carryforwards in certain non-U.S. jurisdictions. For the six months ended June 30, 2004, a $30 reduction in the valuation allowance related to the capital loss carryforward was the primary reason that we recorded tax expense of $3 versus an expected provision of $39 derived by applying the 35% statutory rate.

     The $9 income tax benefit for the three months ended June 30, 2003 recognized on pre-tax income of $21 differed from an expected expense provision of $7 at a statutory rate of 35%. The primary reason for this difference was a $14 reduction in the valuation allowance against deferred tax assets related to our capital loss carryforward. For the six months ended June 30, 2003, a $26 reduction in the valuation allowance related to the capital loss carryforward accounted for most of the difference between the $21 reported tax benefit and a $10 expected tax expense derived by applying the 35% statutory rate.

     To the extent that asset sales or other transactional activities result in capital gains, the tax liability on the capital gains is offset by the release of the valuation allowance recorded against our existing capital loss carryforward. The release of the valuation allowance is recognized when sales of assets or other capital gain transactions are determined to be more likely than not to occur. Any tax benefit recognized on this basis is limited to the lower of the expected overall net gain on the transaction or the expected amount of capital loss carryforward valuation allowance to be released in connection with the transaction. The tax benefits recognized during the three months ended June 30, 2004 on DCC asset sales resulted primarily from applying this accounting treatment to these transactions, which we assessed as more likely than not to be completed. Our income from discontinued operations for the three months ended June 30, 2004 includes a $20 tax benefit related to the impending divestiture of substantially all of the automotive aftermarket business, which is expected to close in the third quarter and generate a capital gain.

     Deferred tax assets at June 30, 2004, net of valuation allowances, totaled $512. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryforward, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other postemployment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that it is more likely than not that we will generate sufficient U.S.-based taxable income to realize these deferred tax assets during the NOL carryforward period and the periods in which the OPEB payments will be deducted on tax returns.

Note 8. Business Segments

     In the first quarter of 2004, we announced the combination of the Automotive Systems Group (ASG) and the Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The combined operations produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our segments for the three months and six months ended June 30, 2004 consist of our Strategic Business Units (SBUs) — the expanded ASG and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and DCC. The segment data for the three months and six months ended June 30, 2003 has been revised to reflect the combination of the former ASG and EFMG.

     In accordance with plans announced in October 2001, we sold a number of DCC’s businesses and assets in 2002 and 2003. These sales continued during the second quarter of 2004, as DCC’s total portfolio assets were reduced by $50, leaving assets of approximately $1,210 at June 30, 2004. While we are continuing to pursue the sale of many of the remaining DCC assets in 2004, we expect to retain certain assets for varying periods of time (including some portfolio investments) because tax attributes and/or market conditions make disposal uneconomical at this time. The amount of retained assets is likely to decline as we collect scheduled payments; however, changes in market conditions may result in a change in our expectation of retaining certain assets from time to time. As of June 30, 2004, our expectation is that we will retain approximately $700 of the $1,210 of DCC assets held at that date. DCC’s retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

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

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
2004
ASG	$1,719	$48	$109	$72	$43
HVTSG	592	9	51	31	18
DCC				5	5
Other	20	1	(48)	(51)	(9)

Total continuing operations	2,331	58	112	57	57
Discontinued operations			30	18	18

Total operations	2,331	58	142	75	75
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,331	$58	$134	$108	$108

North America	$1,577	$25	$80	$48	$23
Europe	442	31	37	26	18
South America	153	50	27	17	14
Asia Pacific	159	13	10	7	3
DCC				5	5
Other			(42)	(46)	(6)

Total continuing operations	2,331	119	112	57	57
Discontinued operations			30	18	18

Total operations	2,331	119	142	75	75
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,331	$119	$134	$108	$108

2003
ASG	$1,497	$35	$88	$66	$35
HVTSG	499	20	30	19	5
DCC				6	6
Other	16	2	(53)	(52)	(7)

Total continuing operations	2,012	57	65	39	39
Discontinued operations			19	8	8

Total operations	2,012	57	84	47	47
Unusual items excluded from performance measures			(8)	5	5

Consolidated	$2,012	$57	$76	$52	$52

North America	$1,387	$23	$59	$40	$11
Europe	377	21	27	23	15
South America	107	42	18	11	9
Asia Pacific	141		13	8	5
DCC				6	6
Other			(52)	(49)	(7)

Total continuing operations	2,012	86	65	39	39
Discontinued operations			19	8	8

Total operations	2,012	86	84	47	47
Unusual items excluded from performance measures			(8)	5	5

Consolidated	$2,012	$86	$76	$52	$52

	Six Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
2004
ASG	$3,431	$93	$212	$143	$82
HVTSG	1,170	18	90	55	28
DCC				12	12
Other	41	3	(109)	(105)	(17)

Total continuing operations	4,642	114	193	105	105
Discontinued operations			55	31	31

Total operations	4,642	114	248	136	136
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,642	$114	$239	$171	$171

North America	$3,171	$52	$163	$102	$47
Europe	880	61	67	48	32
South America	283	94	45	28	23
Asia Pacific	308	14	18	12	5
DCC				12	12
Other			(100)	(97)	(14)

Total continuing operations	4,642	221	193	105	105
Discontinued operations			55	31	31

Total operations	4,642	221	248	136	136
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,642	$221	$239	$171	$171

2003
ASG	$3,004	$71	$164	$123	$62
HVTSG	954	41	55	34	9
DCC				12	12
Other	30	3	(98)	(104)	(18)

Total continuing operations	3,988	115	121	65	65
Discontinued operations			31	13	13

Total operations	3,988	115	152	78	78
Unusual items excluded from performance measures			(8)	15	15

Consolidated	$3,988	$115	$144	$93	$93

North America	$2,796	$47	$113	$72	$16
Europe	738	40	56	48	33
South America	193	80	26	16	12
Asia Pacific	261	1	24	15	9
DCC				12	12
Other			(98)	(98)	(17)

Total continuing operations	3,988	168	121	65	65
Discontinued operations			31	13	13

Total operations	3,988	168	152	78	78
Unusual items excluded from performance measures			(8)	15	15

Consolidated	$3,988	$168	$144	$93	$93

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
EBIT from continuing operations	$112	$65	$193	$121
Unusual items excluded from performance measures
Total operations	(8)	(8)	(9)	(8)
Discontinued operations	4	6	4	6
Interest expense, excluding DCC	(39)	(39)	(77)	(81)
Interest income, excluding DCC	3	2	5	5
DCC pre-tax income (loss)	6	(5)	(5)	(13)

Income before income taxes	$78	$21	$111	$30

     In the second quarter of 2004, transaction expenses of $4 recorded at the Dana parent level in connection with the sale of assets by DCC and $4 of expenses related to our planned sale of most of our automotive aftermarket business were included in the EBIT column under Unusual items excluded from performance measures. In the Operating PAT column, Unusual items excluded from performance measures includes a $16 net benefit recognized relative to the DCC asset sales, the $20 tax benefit recognized relative to the automotive aftermarket divestiture and the $3 after-tax effect of the expenses incurred in connection with the automotive aftermarket divestiture. The DCC gain amount includes the $2 after-tax effect of the transaction expenses noted above. For the six months ended June 30, 2004, transaction costs of $5 related to DCC and $4 related to the automotive aftermarket divestiture were included in the EBIT column under Unusual items excluded from performance measures. A net benefit of $18 recognized in connection with the DCC asset sales, the $20 tax benefit recognized relative to the automotive aftermarket divestiture and the $3 after-tax effect of the expenses incurred in connection with the automotive aftermarket divestiture were included in the Operating PAT column under Unusual items excluded from performance measures.

     In the second quarter of 2003, a $6 additional charge associated with the Engine Management divestiture and $2 of transaction expenses recorded at the Dana parent level in connection with the sale of assets by DCC were included in the EBIT column under Unusual items excluded from performance measures, while the Operating PAT column included the $2 after-tax effect of the additional Engine Management charge and a $7 gain realized on the DCC asset sales in the second quarter of 2003. The latter amount includes the after-tax effect of the transaction expenses noted above. For the six months ended June 30, 2003, the above items and an additional $10 of gains realized by DCC on asset sales in the first quarter of 2003 were reported in the Operating PAT column under Unusual items excluded from performance measures.

     The gains and losses recorded by DCC are not presented as unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the table.

     Expenses incurred in connection with our restructuring activities are included in the respective SBUs’ operating results, as are charges and credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months and six months ended June 30, 2004 and 2003 are summarized by SBU in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Three Months Ended June 30, 2004
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$6	$(3)	$
HVTSG	1

	$7	$(3)	$—

	Three Months Ended June 30, 2003
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$6	$(4)	$(2)
HVTSG

	$6	$(4)	$(2)

	Six Months Ended June 30, 2004
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$10	$(11)	$
HVTSG	2

	$12	$(11)	$—

	Six Months Ended June 30, 2003
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Loss (Gain)
ASG	$10	$(9)	$(2)
HVTSG	1	(1)	(1)

	$11	$(10)	$(3)

Note 9. Discontinued Operations

     In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group (AAG). These operations comprise the discontinued operations reported in our financial statements as of and for the periods ended June 30, 2004. Under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the income statement components of the discontinued operations are aggregated and presented on a single line in the income statement through the date of sale. The income statements for the three months and six months ended June 30, 2003 have been reclassified to separate the results of these discontinued operations, along with a significant portion of the Engine Management operations which we sold in June 2003.

     The following summarizes the revenues and expenses of our discontinued operations and reconciles the amounts reported in the condensed consolidated statement of income to Operating Profit After Tax (PAT) of discontinued operations reported in the segment table in Note 8, which excludes certain charges related to divestitures in both years.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$557	$603	$1,067	$1,150
Other expense	(2)	(8)	(1)	(8)
Cost of sales	471	500	895	955
Selling, general and administrative expenses	59	82	122	161
Restructuring charges				1

Income before income taxes	25	13	49	25
Income tax benefit (expense)	10	(7)	(1)	(14)

Income reported in condensed consolidated statement of income	35	6	48	11
Tax benefit related to capital loss	(20)		(20)
Charges related to divestitures	3	2	3	2

Operating PAT in the segment table	$18	$8	$31	$13

     The sales of our discontinued operations, while not included in our segment data, were associated with our current and former SBUs as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
AAG	$557	$603	$1,067	$1,137
ASG				13

	$557	$603	$1,067	$1,150

     The condensed consolidated balance sheet at June 30, 2004 includes assets of discontinued operations of $1,324, consisting primarily of accounts receivable ($474), inventory ($467) and property, plant and equipment ($285). Liabilities of discontinued operations at the same date totaled $348, consisting primarily of accounts payable ($231) and accrued payroll and other expenses ($82). In the condensed consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified.

     Note 10. Cash Deposits

     Included in cash and cash equivalents at June 30, 2004 are cash deposits of $104 primarily in support of surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. These surety bonds are expected to be renewed each year. A total of $99 of the deposits may not be withdrawn.

Note 11. Goodwill

     The changes in goodwill during the six months ended June 30, 2004, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	June 30,
	2003	and Other	2004
ASG	$433	$4	$437
HVTSG	125	(1)	124

	$558	$3	$561

     Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

Note 12. Restructuring of Operations

     The following summarizes the activity in accrued restructuring expenses during the first half of 2004:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2003	$81	$18	$99
Activity during the quarter:
Charges to expense	3	2	5
Cash payments	(21)	(2)	(23)
Adjustment of accruals		(8)	(8)

Balance at March 31, 2004	$63	$10	$73

Activity during the quarter:
Charges to expense		7	7
Cash payments	(21)	(5)	(26)
Adjustment of accruals	(1)	(2)	(3)

Balance at June 30, 2004	$41	$10	$51

     At June 30, 2004, $51 of restructuring charges remained in accrued liabilities. This balance was comprised of $41 for the termination of employees, including the announced termination of approximately 320 employees scheduled for the remainder of 2004, and $10 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $37 in the remainder of 2004, $12 in 2005 and $2 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and future cash flows will be more than adequate to satisfy these obligations related to our restructuring plans.

Note 13. Contingencies

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

Asbestos-Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements. In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc. (formerly Peterson Consulting, Inc.), to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

     At June 30, 2004, we had approximately 152,000 pending asbestos-related product liability claims, consisting of approximately 141,000 unresolved claims and approximately 11,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 4,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently).

     At June 30, 2004, we had accrued $135 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $115 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At June 30, 2004, we had a net amount receivable from our insurers and others of $61 representing reimbursements for settled claims and related defense costs, compared to $33 at December 31, 2003. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded.

Other Product Liabilities — At June 30, 2004, we had accrued $8 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline reflects primarily a $3 settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at June 30, 2004 and $12 at December 31, 2003.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     At June 30, 2004, we had accrued $62 for contingent environmental liabilities, compared to $67 at December 31, 2003, with no recovery from other parties recorded at either date. The difference between our minimum and maximum estimates for these liabilities was $16 at June 30, 2004 and $10 at December 31, 2003.

     Included in these accruals are amounts in connection with the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are one of four potentially responsible parties (PRPs). The site has three “Operable Units.” At June 30, 2004, we had accrued $5 for future work at Unit 1 (off-site soil contamination) and Unit 2 (on-site soil contamination), based on the remaining work to be done at Unit 1, the possible remedial alternatives identified by the United States Environmental Protection Agency (EPA) for Unit 2, and our assessment of the likely allocation of remediation costs for these Units among the PRPs. No amounts were accrued for Unit 3 (possible groundwater contamination), since no site investigation for this Unit has been conducted and we cannot predict whether there will be a need for remedial action related to the Unit. On July 6, 2004, the EPA issued a Proposed Remedial Action Plan for Unit 2 proposing a remedy with an estimated cost of $69. This Plan is subject to public comment and we intend to submit a proposal for a less costly, equally effective remedial alternative. We are also engaged in discussions with one of our insurance carriers concerning coverage for this matter. At this time, we cannot predict which remedy the EPA will ultimately select for Unit 2 or our share of the costs. Our $5 accrual for this matter, which continues to represent the lower end of the range of equally probable outcomes, may be adjusted as the EPA approaches finalization of its plan for remediation.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements in connection with asbestos-related product liability claims and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2004, we had recorded our estimated liability related to these matters of approximately $48 and an estimated recoverable of $30. These amounts are unchanged from those recorded at December 31, 2003 and take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Note 14. Interest Rate Agreements

     We are party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have all been designated as fair value hedges of the August 2001 and March 2002 notes. Accordingly, the fair value of these agreements was recorded as a non-current liability and offset by a decrease in the carrying value of long-term debt at June 30, 2004. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $70 at June 30, 2004.

     As of June 30, 2004, the interest rate swap agreements provided for us to receive an average fixed rate of 9.26% on notional amounts of $825 and €200 and pay variable rates based on either the London interbank offered rate (LIBOR), plus a spread, or the euro interbank offered rate (EURIBOR), plus a spread, respectively. The average variable rate under these contracts approximated 6.94% as of June 30, 2004. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250). The aggregate fair value of these agreements was recorded as a $30 non-current liability at June 30, 2004.

Note 15. Warranty Obligations

     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months and six months ended June 30, 2004 and 2003 follow.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$90	$103	$90	$105
Amounts accrued for current period sales	8	5	16	14
Adjustments of prior accrual estimates	1	(1)	2	(2)
Settlements of warranty claims	(10)	(11)	(19)	(22)
Foreign currency translation		1		2

Balance, end of period	$89	$97	$89	$97

     Warranty obligations are reported as current liabilities in the condensed consolidated balance sheet.

Note 16. Subsequent Events

     On July 1, 2004, we transferred our wheel-end brake product business to a newly formed entity, Bendix Spicer Foundation Brake LLC, in exchange for a 20% ownership interest in the new entity. The remaining 80% ownership interest is held by Bendix Commercial Vehicle Systems LLC, a member of the Knorr-Bremse Group. We expect to recognize an after-tax gain of approximately $11 on the transaction in the third quarter.

     On July 8, 2004, we entered a definitive agreement to sell substatially all of AAG to The Cypress Group for approximately $1,100 in cash. The transaction is expected to close in the third quarter of 2004, subject to the purchaser’s receipt of financing from committed sources and satisfaction of certain specified conditions and other customary conditions, including the receipt of regulatory approvals. The parties submitted their respective requests for antitrust clearance under the Hart-Scott-Rodino Act to the U.S. Federal Trade Commission and Department of Justice on July 16, 2004 and received notice on July 23 that the transaction had cleared agency review and that early termination of the Hart-Scott-Rodino Act waiting period was granted, effective as of that date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions

Market Outlook

Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2004, are shown below.

	Production in Units
				Dana’s
				Outlook
	2001	2002	2003	2004
Light vehicle (in millions):
North America	15.5	16.4	15.9	16.0
Europe	20.5	20.8	21.0	21.5
Asia Pacific	16.0	18.1	18.5	19.6
South America	2.4	1.9	1.9	2.3
Commercial Vehicle (in thousands):
North America
Medium-duty (Class 5-7)	176	189	195	211
Heavy-duty (Class 8)	146	181	176	245

     North American light-duty production levels have been relatively stable the past few years. A significant development in this market since 2001 has been the increased use of incentives by our customers to stimulate and maintain demand levels. With second-quarter production outpacing retail sales, dealer inventories have increased during the second quarter of 2004 to levels in excess of traditional norms for this time of the year. Seasonally adjusted U.S. retail sales for the month of June were at the lowest levels in the past six years, prompting renewed concerns about consumer demand. Customer incentives are expected to be used to help stimulate sales in the second half of the year. However, if incentives alone are not sufficient to reduce inventories, our customers might scale back their current production schedules. Given the current level of inventories, we’ve lowered our North American light vehicle production estimate to 16.0 million units from our previous expectation of 16.2 million.

     A challenge that we and others in the light vehicle market face is the continued price reduction pressure from our customers. Our largest customers in this market — the U.S.-based OE manufacturers — have experienced market share erosion to other international light vehicle manufacturers over the past few years, thereby putting additional pressure on their profitability. To the extent this trend continues, we expect the price reduction demands will be ongoing. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and six sigma blackbelt programs, will continue to be important to sustaining and improving our margins.

     The commercial vehicle market, which was at the bottom of its business cycle in 2001, had recovered only slightly during 2002 and 2003. Orders in both the medium- and heavy-duty North American markets have been strengthening in recent months with inventories remaining stable. Consequently, the recovery in these markets appears to be underway, supporting our improved production outlook for 2004.

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

     Broadening our global presence will also be increasingly important in the months ahead. Global sourcing presents opportunities to improve our competitive cost position, as well as to take advantage of the higher expected growth in emerging markets such as China and India. A number of our steel suppliers began assessing a price surcharge during the fourth quarter of 2003, a practice that has continued into 2004. The impact on earnings during the first quarter was minor but increased during March. In the quarter ended June 30, 2004, higher steel costs, net of customer recoveries, reduced net income by approximately $13. While steel supplies and market prices stabilized somewhat during the quarter, we presently anticipate that net income for this year’s third and fourth quarters will also be affected by higher steel costs.

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

     We expect net new business to contribute approximately $420 to our 2004 sales. At present, we have been awarded new business which, net of lost business, will generate incremental year-over-year sales of $300 beginning in 2005 and $40 beginning in 2006. We are currently pursuing a number of additional opportunities which could further increase new business coming on stream in 2006 and later years.

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

Liquidity and Capital Resources

Cash Flows (First Six Months 2004 versus First Six Months 2003)

	Six Months
	Ended June 30,		Dollar
	2004	2003	Change
Cash Flows — Operating Activities:
Net income	$171	$93	$78
Depreciation and amortization	183	202	(19)
Asset impairment charges	2	9	(7)
Gains on divestitures and asset sales	(25)	(22)	(3)
Decrease (increase) in operating working capital	(164)	(284)	120
Deferred taxes	(41)	(13)	(28)
Other	(71)	(17)	(54)

Net cash flows from (used in) operating activities	$55	$(32)	$87

     Net income improved by more than 80% in the first half of 2004 when compared to the same period in 2003. Depreciation and amortization declined slightly in the first half of 2004, the result of tightened capital spend and recent divestitures. Working capital increased seasonally as trade receivables carried by our continuing operations increased by approximately $260. The collection of nearly $70 related to customer-paid tooling helped mitigate the impact on receivables of strong sales in all of our principal markets and kept the 2004 increase below what was experienced in 2003. Our discontinued operations were not a significant factor in cash flows from operating activities. Overall, cash flows from operations totaled $55 in the first half of 2004, an improvement of $87 over the $32 used in the same period in 2003.

	Six Months
	Ended June 30,		Dollar
	2004	2003	Change
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(142)	$(142)	$—
Payments received on leases	6	16	(10)
Net loan payments from customers	2	11	(9)
Divestitures		145	(145)
Proceeds from sales of other assets	155	179	(24)
Other	(40)	9	(49)

Net cash flows from (used in) investing activities	$(19)	$218	$(237)

     Capital spending in the first half of 2004 was even with the expenditures made in the comparable period in 2003. For the year, we expect capital spend to approximate our depreciation expense. No divestitures closed in the first half of 2004 and proceeds from asset sales were $24 below the amount generated in the same period in 2003. Overall, we used $19 in our investing activities through June 30, 2004, a $237 change from the $218 generated in the comparable period in 2003.

	Six Months
	Ended June 30,		Dollar
	2004	2003	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$153	$(97)	$250
Payments of long-term debt	(304)	(43)	(261)
Issuance of long-term debt	5		5
Dividends paid	(36)	(3)	(33)
Other	10	17	(7)

Net cash flows used in financing activities	$(172)	$(126)	$(46)

     We used available cash to meet scheduled debt payments while draws on the accounts receivable securitization program continued to help us meet our working capital needs during the first half of 2004. Despite the influx of cash anticipated in connection with the sale of our automotive aftermarket business, managing our cash remains a high priority. Our estimate of cash outlays related to restructuring activities is approximately $37 for the remainder of 2004. Exclusive of our restructuring activities, we expect to reduce working capital by $100 based on the projected levels of production for 2004. We anticipate proceeds of approximately $1,100 before transaction expenses from the divestiture of the automotive aftermarket business. Achieving these targets would enable us to further reduce debt, invest in other business opportunities and contribute additional amounts to our pension plans.

Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,305 at June 30, 2004. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal LIBOR or the bank prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings under the facility, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s Investor Service (Moody’s) and BBB- by Standard and Poor’s (S&P). We also have an accounts receivable securitization program that provides up to $300 to meet our periodic demands for short-term financing. The amount available under the program is subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s and B+ by S&P. As of April 16, 2004, we were rated Ba3 by Moody’s and BB by S&P. On May 31, 2004, we stopped contributing and selling new AAG receivables to the securitization program, thereby reducing the amount of financing available under the securitization program. As of June 30, 2004, the borrowing limit under this facility was approximately $300 based on eligible receivables at that date, a reduction of approximately $100 since March 31, 2004. To compensate for this reduction, we negotiated a bridge facility with two banks that provides for up to $200 in borrowings; however, the combined borrowings under the securitization program and the bridge facility may not exceed $400. The bridge facility matures on the earlier of the completion of the AAG sale or December 15, 2004. The interest rates under this facility equal LIBOR or bank prime, plus a spread depending on the underlying interest rate selected. At June 30, 2004, borrowings outstanding under the various Dana lines consisted of $26 drawn by non-U.S. subsidiaries against uncommitted lines and $180 outstanding under the accounts receivable program. No amounts were drawn on the long-term credit or bridge facility.

     Dana’s long-term credit and bridge facilities require us to attain specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA, with all terms as defined in the long-term credit facility. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1 at June 30, 2004 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.5:1 at June 30, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 2.9:1 at June 30, 2004 and 2.5:1 at September 30, 2004 and thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at June 30, 2004.

     DCC’s revolving credit facility, which had a maximum borrowing capacity of $20 at March 31, 2004, expired on June 28, 2004.

     Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under our long-term credit and bridge facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Any default under the credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

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

Hedging Activities — At June 30, 2004, we had a number of open forward contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none extends beyond the second quarter of 2005. The aggregate fair value of these contracts is a favorable amount of less than $1. These contracts have been valued by independent financial institutions using the exchange spot rates on June 30, 2004, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under these agreements, we receive an average fixed rate of interest of 9.26% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of June 30, 2004, the average variable rate under these agreements approximated 6.94%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the hedged notes. Based on the aggregate fair value of these agreements at June 30, 2004, we recorded a non-current liability of $30 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

     During the first quarter of 2004, we entered into two swap agreements related to a portion of our electrical usage requirements in Canada. These agreements provided for us to pay a fixed rate per megawatt hour each month and receive a market rate. We received less than $1 for canceling the contracts during the quarter ended June 30, 2004.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

     The following table summarizes our fixed cash obligations over various future periods as of June 30, 2004.

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,686	$178	$111	$853	$1,544
Operating Leases	415	82	121	71	141
Unconditional Purchase Obligations	199	177	22
Other Long-Term Liabilities	1,338	154	252	267	665

Total Contractual Cash Obligations	$4,638	$591	$506	$1,191	$2,350

     The unconditional purchase obligations presented are comprised principally of commitments of our continuing operations for procurement of fixed assets and the purchase of raw materials.

     We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2004 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows for our continuing operations: $380 for the remainder of 2004, $1,353 in 2005 and 2006 combined; $1,077 in 2007 and 2008 combined and $1,623 thereafter.

     Other Long-Term Liabilities include estimated obligations under our retiree healthcare programs and the estimated 2004 contributions to our U.S. defined benefit pension plans. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2008 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2004 due to the significant impact that return on plan assets, changes in discount rates and a potential additional contribution in 2004 might have on such amounts.

     In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $6. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $28.

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At June 30, 2004, we had a $2 guarantee outstanding in connection with a tooling order for one of our OE programs. We do not expect guarantees for this program to exceed $20.

     Included in cash and cash equivalents at June 30, 2004 are cash deposits of $104 primarily in support of surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. A total of $99 of the deposits may not be withdrawn. These surety bonds are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

Asbestos-Related Product Liabilities — Since the mid-1980s, we have been a defendant in asbestos bodily injury litigation. For most of this period, our asbestos-related claims were administered by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In February 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements. In August 2001, we retained Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc. (formerly Peterson Consulting, Inc.), to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution.

     At June 30, 2004, we had approximately 152,000 pending asbestos-related product liability claims, consisting of approximately 141,000 unresolved claims and approximately 11,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 4,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently).

     At June 30, 2004, we had accrued $135 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $115 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At June 30, 2004, we had a net amount receivable from our insurers and others of $61 representing reimbursements for settled claims and related defense costs, compared to $33 at December 31, 2003. These receivables include billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Substantial progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount receivable may increase until the proceedings are ultimately concluded.

Other Product Liabilities — At June 30, 2004, we had accrued $8 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline reflects a $3 settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at June 30, 2004 and $12 at December 31, 2003.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     At June 30, 2004, we had accrued $62 for contingent environmental liabilities, compared to $67 at December 31, 2003, with no recovery from other parties recorded at either date. The difference between our minimum and maximum estimates for these liabilities was $16 at June 30, 2004 and $10 at December 31, 2003.

     Included in these accruals are amounts in connection with the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are one of four potentially responsible parties (PRPs). The site has three “Operable Units.” At June 30, 2004, we had accrued $5 for future work at Unit 1 (off-site soil contamination) and Unit 2 (on-site soil contamination), based on the remaining work to be done at Unit 1, the possible remedial alternatives identified by the United States Environmental Protection Agency (EPA) for Unit 2, and our assessment of the likely allocation of remediation costs for these Units among the PRPs. No amounts were accrued for Unit 3 (possible groundwater contamination), since no site investigation for this Unit has been conducted and we cannot predict whether there will be a need for remedial action related to the Unit. On July 6, 2004, the EPA issued a Proposed Remedial Action Plan for Unit 2 proposing a remedy with an estimated cost of $69. This Plan is subject to public comment and we intend to submit a proposal for a less costly, equally effective remedial alternative. We are also engaged in discussions with one of our insurance carriers concerning coverage for this matter. At this time, we cannot predict which remedy the EPA will ultimately select for Unit 2 or our share of the costs. Our $5 accrual for this matter, which continues to represent the lower end of the range of equally probable outcomes, may be adjusted as the EPA approaches finalization of its plan for remediation.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements in connection with asbestos-related product liability claims and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At June 30, 2004, we had recorded our estimated liability related to these matters of approximately $48 and an estimated recoverable of $30. These amounts are unchanged from those recorded at December 31, 2003 and take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Restructuring

     In October 2001, we announced the largest restructuring initiative in our history. These restructuring actions were designed to quicken the pace of reducing our capacity and fixed cost structure to generate improved margins at lower expected levels of production. As well, certain actions positioned us to complete the divestiture of non-strategic businesses. The restructuring actions called for in the 2001 Plan have been substantially completed. See a discussion of these restructuring actions and the related impact on our condensed consolidated financial statements under Note 12.

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

     As discussed in Note 2 to the condensed consolidated financial statements, we adopted new accounting pronouncements on January 1, 2004. These pronouncements did not have a material effect on our financial position as of January 1, 2004 or our results of operations or cash flows for the six months ended June 30, 2004. Our critical accounting estimates, as described in our 2003 Form 10-K, were not materially affected by the new pronouncements.

Results of Operations (Second Quarter 2004 versus Second Quarter 2003)

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

     Sales of our continuing operations by region for the second quarter of 2004 and 2003 were as follows:

Geographical Sales Analysis

	Three Months				Dollar Change Due To
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Organic Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
North America	$1,577	$1,387	$190	14%	$6	$—	$184
Europe	442	377	65	17%	29	(3)	39
South America	153	107	46	43%	2	—	44
Asia Pacific	159	141	18	13%	15	(10)	13

	$2,331	$2,012	$319	16%	$52	$(13)	$280

     Organic change is the residual change after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar since the second quarter of 2003 played a significant role in increasing our 2004 sales. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     Organic growth in North America resulted primarily from new business programs which came on stream in 2004 and the latter part of 2003 and from higher production levels in the commercial vehicle market. North American light vehicle production in the second quarter was relatively flat when compared to the second quarter of 2003. Similar to the first quarter, passenger car production was down while the light truck segment – which is our primary light-duty market – was up about 5%. Our North American sales also benefited from higher year-over-year production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to 63,000 units in the second quarter of 2004 from 44,000 units in the same period in 2003. While not as significant as in the Class 8 segment, growth in the medium-duty segment was also strong as unit production increased around 20%.

     In Europe, the organic sales growth was primarily in our off highway operation of HVTSG. Higher sales here are a result of strengthening agricultural and construction markets, along with new customer programs. In South America, the organic sales increase reflects new business in ASG as well as stronger light vehicle production.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

	Three Months				Dollar Change Due To
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Organic Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
ASG	$1,719	$1,497	$222	15%	$40	$(11)	$193
HVTSG	592	499	93	19%	10	(2)	85
Other	20	16	4	25%	2	—	2

	$2,331	$2,012	$319	16%	$52	$(13)	$280

     ASG principally serves the light vehicle market, with some driveshaft sales to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG, due in part to new structural content on Ford’s F-series pickup and General Motors’ Colorado/Canyon pickup. Our axle and driveshaft businesses also contributed with new content on light vehicles produced by BMW and Nissan. Sales also benefited from production levels, as ASG’s primary market – the North American light truck market – was up about 5% compared to the second quarter of last year.

     HVTSG focuses on the commercial vehicle and off highway markets. More than 98% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 and medium-duty segments being up significantly, as previously noted. Partially offsetting the overall market increase in the commercial vehicle sector were lower sales resulting from a discontinued program with Mack Truck. In off-highway, global production levels in our key market segments, including construction, agricultural and material handling, are up about 5% in 2004. Most of our sales are in North America and Europe where certain segments are experiencing even higher production demands. Our off highway business is also benefiting from new customer programs which added to current year sales.

     Revenue from lease financing and other income was $25 in the second quarter of 2004 compared to $43 in the same period in 2003. Lease revenue declined as a result of lower asset levels in our DCC operations where our program of asset divestiture continues. Other income in 2003 was favorably impacted by $8 of program cost recoveries effectively realized through the sale of our structures business in Thailand. An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis	As a Percentage of Sales		Increase /	%
Three Months Ended June 30,	2004	2003	(Decrease)	Change
Gross Margin %:
ASG	7.00%	6.86%	0.14%	2.04%
HVTSG	10.57%	7.26%	3.31%	45.59%
Consolidated	9.88%	8.65%	1.23%	14.22%
Selling, general and administrative expense:
ASG	3.89%	4.46%	(0.57)%	(12.78)%
HVTSG	5.57%	6.20%	(0.63)%	(10.16)%
Consolidated	5.38%	7.02%	(1.64)%	(23.36)%
Operating margin %:
ASG	3.11%	2.40%	0.71%	29.58%
HVTSG	5.00%	1.06%	3.94%	371.70%
Consolidated	4.50%	1.63%	2.87%	176.07%

     In the ASG, overall improvement in gross margin resulted primarily from higher sales levels and continued cost reduction actions. These margin improvements were partially offset by higher steel and other raw material costs, higher pension and healthcare costs and customer price reductions.

     Gross margins in ASG continue to be affected somewhat by launch-related costs in our structures business. Significant front-end costs are normal in this business but 2003 was atypical in that we launched a greater number of major programs in the year than is normal for us. Some of these are major programs with large volume – including the new Ford F-150 pickup (the highest selling pickup in North America) and the General Motors Colorado/Canyon pickup – and the start-up costs were proportionately higher. Certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs during the second half of 2003 and into 2004. Actions have been taken to resolve the launch difficulties, resulting in a $7 net reduction in launch-related costs since the first quarter of this year. However, costs incurred in connection with new programs caused our overall launch-related costs in the second quarter of 2004 to approximate those experienced in the second quarter of 2003.

     The HVTSG improvement in gross margins is due primarily to organic growth, which accounted for 91% of the increase in sales. Margins have also benefited from actions taken to outsource non-core manufacturing activities in this group.

     Consolidated selling, general and administrative (SG&A) expenses of $126 in the second quarter of 2004 were down from $141 in the comparative period in 2003. Exclusive of DCC, SG&A expenses were essentially flat year over year and declined as a percentage of sales from 6.2% in 2003 to 5.3% in 2004. In absolute dollars, the decrease in SG&A expenses is almost entirely associated with our DCC operations where we continue to divest the assets of these operations and concurrently reduce operating expenses.

			Dollar
	2004	2003	Change
Income before income taxes	$78	$21	$57

     The positive effects of higher sales and improved gross margins combined with reduced interest expense to more than offset the drop in lease and other revenues. The net result was an improvement in income before taxes of $57 in 2004 when compared to the second quarter of last year. The decrease in interest expense in the second quarter of 2004 is due to both lower average interest rates and lower average debt outstanding.

			Dollar
	2004	2003	Change
Income tax benefit (expense)	$(6)	$9	$(15)

     We recognized income tax benefits in the second quarter of both 2004 and 2003 that resulted in net tax provisions that were far more favorable than would be expected at the U.S. statutory rate of 35%. The income tax expense of $6 reported for the second quarter of 2004 was $21 below the amount derived by applying a 35% rate. For the same period in 2003, the income tax benefit of $9 compared favorably to an expense provision of $7 derived by applying a 35% rate. Nearly all of these favorable impacts are related to a capital loss generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is subsequently reduced when the occurrence of transactions generating capital gains is more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the second quarter of 2004 and 2003, income tax benefits of $18 and $14, respectively, were recognized through release of the valuation allowance against our capital loss carryforward. The amount recognized in 2004 relates to the sale of certain DCC assets, including a number of transactions expected to occur during the third quarter of 2004.

     Similarly, deferred tax assets relating to ordinary (not capital) operating losses generated in certain jurisdictions where realization is not more likely than not to occur are offset by valuation allowances. As income is forecasted in these jurisdictions, the income tax benefit is included as a component of the estimated annual tax rate applied in interim periods.

			Dollar
	2004	2003	Change
Equity in earnings of affiliates	$4	$17	$(13)

     Equity earnings declined significantly in the second quarter of 2004 when compared to the same period in 2003. A $7 decline related to our affiliates in Mexico and Germany and a net $7 reduction in our share of earnings of DCC’s equity affiliates accounted for the majority of the change.

Results of Operations (Six Months 2004 versus Six Months 2003)

     Sales of our continuing operations by region for the first six months of 2004 and 2003 were as follows:

Geographical Sales Analysis

	Six Months				Dollar Change Due To
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Organic Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
North America	$3,171	$2,796	$375	13%	$30	$—	$345
Europe	880	738	142	19%	88	(4)	58
South America	283	193	90	47%	19	—	71
Asia Pacific	308	261	47	18%	40	(21)	28

	$4,642	$3,988	$654	16%	$177	$(25)	$502

     The strengthening of certain international currencies against the U.S. dollar since the first half of 2003 played a significant role in increasing our 2004 sales, adding more than 4%. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     North American light vehicle production in the first half of 2004 was relatively flat when compared to the first half of 2003. While passenger car production declined, the light truck segment was up about 4%. Our North American sales also benefited from higher year-over-year production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to 117,000 units in 2004 from 80,000 units in 2003. Also contributing to our sales growth in North America were a number of new vehicle programs which had come on stream since last year’s first half.

     Elsewhere in the world, stronger off highway production is the primary factor driving higher organic sales in Europe as light vehicle production was fairly stable. New business programs with off-highway customers also contributed to the European sales growth. In South America, domestic volumes began to strengthen as exports to the U.S. drove volumes higher when compared to last year and sales also benefited from new business programs in ASG. The organic sales growth in Asia Pacific related primarily to net new business gains in the light vehicle market by ASG.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Dollar Change Due To
	Six Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
ASG	$3,431	$3,004	$427	14%	$138	$(23)	$312
HVTSG	1,170	954	216	23%	36	(2)	182
Other	41	30	11	37%	3	—	8

	$4,642	$3,988	$654	16%	$177	$(25)	$502

     ASG principally serves the light vehicle market, with some driveshaft sales to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG, due in part to new structural content on Ford’s F-series pickup and General Motors’ Colorado/Canyon pickup. Our axle business also contributed with new content on SUVs produced by BMW and Nissan. Sales also benefited from production levels, as ASG’s primary market – the North American light truck market – was up about 4% compared to the first half of last year.

     HVTSG focuses on the commercial vehicle and off-highway markets. This group’s sales are predominantly in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 segment being up by more than 45%. Overall, off highway production levels have also been strong this year. In North America, construction and agriculture markets are up more than 10%, while the European construction market is up over 5%. New programs with off highway customers are also contributing to higher 2004 sales.

     Revenue from lease financing and other income was $43 in the first half of 2004 compared to $72 in the same period in 2003. Lease revenue continues to decline as we divest assets in our DCC operation. Other income in 2003 included $8 related to the sale of our structures business in Thailand.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis	As a Percentage of Sales		Increase /	%
Six Months Ended June 30,	2004	2003	(Decrease)	Change
Gross Margin %:
ASG	6.85%	6.91%	(0.06)%	(0.87)%
HVTSG	10.25%	7.03%	3.22%	45.80%
Consolidated	9.40%	8.75%	0.65%	7.43%
Selling, general and administrative expense %:
ASG	3.91%	4.56%	(0.65)%	(14.25)%
HVTSG	5.73%	6.52%	(0.79)%	(12.12)%
Consolidated	5.64%	6.95%	(1.31)%	(18.85)%
Operating margin %:
ASG	2.94%	2.35%	0.59%	25.11%
HVTSG	4.52%	0.51%	4.01%	786.27%
Consolidated	3.76%	1.80%	1.96%	108.89%

     During the first half of 2004, we experienced a modest year-over-year decline in gross margin in ASG. Throughout 2003 and into the first quarter of this year, ASG’s year-over-year margin comparisons have been unfavorable. This has been due primarily to the higher than normal level of start-up and launch-related costs being incurred in the structures operation.

     Significant front-end costs are normal in this business but 2003 was atypical in that we launched a greater number of major programs in the year than is normal for us. Some of these are major programs with large volume – including the new Ford F-150 pickup (the highest selling pickup in North America) and the General Motors Colorado/Canyon pickup – and the start-up costs were proportionately higher. Certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs during the second half of 2003 and into 2004. While we continue to be affected somewhat by launch-related costs, actions have been taken to resolve the issues and launch-related costs declined by nearly one-third since the first quarter of 2004, despite increasing costs related to future programs. This improvement has favorably impacted our gross margin on a sequential basis; however, launch-related costs in the first half of 2004 were higher when compared to those incurred in the first half of 2003. This comparison was affected by a relatively low level of start-up costs in the first quarter of 2003, as well as the difficulties experienced in the first quarter of 2004.

     Other factors in ASG that reduced gross margins during the first half of 2004 were higher steel costs, higher pension and healthcare costs and customer price reductions. More than offsetting these factors and the launch-related costs in our structures business were margin improvements resulting from the benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives and the margin associated with higher sales volume.

     The HVTSG improvement in gross margins is due primarily to organic growth, which accounted for 84% of the increase in sales.

     The $262 total of consolidated selling, general and administrative (SG&A) expenses in the first half of 2004 is down $15 from the comparative period in 2003. Exclusive of DCC, SG&A expenses were up $6; however, adjusted for the exchange effects of a weaker U.S. dollar against our major international currencies, SG&A expenses declined. As a percentage of sales, SG&A expenses on the manufacturing side of the business dropped from 6.0% in the first half of 2003 to 5.3% in 2004. The overall decline as a percentage of sales reflects our continued focus on lean initiatives and other cost reduction efforts. SG&A expenses associated with our DCC operations decreased $28 as we continue to divest the related assets.

			Dollar
	2004	2003	Change
Income before income taxes	$111	$30	$81

     The positive effects of higher sales and improved gross margins combined with reduced interest expense to more than offset the drop in lease and other revenues. The net result was an improvement in income before taxes of $81 in 2004 when compared to the first half of last year. The decrease in interest expense of $12 in the first half of 2004 is due to both lower average interest rates and lower average debt outstanding.

			Dollar
	2004	2003	Change
Income tax benefits (expense)	$(3)	$21	$(24)

     We experienced income tax benefits in the first half of both 2004 and 2003 that resulted in a net tax provisions that were far more favorable than would be expected by applying the U.S. statutory rate of 35%. The income tax expense of $3 reported for the first half of 2004 was $36 below the amount derived by applying a 35% rate. For the first half of 2003, the net tax benefit of $21 compared favorably to an expense provision of $10 derived by applying a 35% rate. Nearly all of these favorable impacts are related to a capital loss generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is subsequently reduced when the occurrence of transactions generating capital gains is more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the first half of 2004 and 2003, income tax benefits of $32 and $26, respectively, were recognized through release of the valuation allowance against our capital loss carryforward. The amount recognized in 2004 relates to the sale of certain DCC assets, including a number of transactions expected to occur during the third quarter of 2004.

     Similarly, deferred tax assets relating to ordinary (not capital) operating losses generated in certain jurisdictions where realization is not more likely than not to occur are offset by valuation allowances. As income is forecasted in these jurisdictions, the income tax benefit is included as a component of the estimated annual tax rate applied in interim periods.

			Dollar
	2004	2003	Change
Equity in earnings of affiliates	$21	$34	$(13)

     Equity earnings declined significantly in the second quarter of 2004, causing our totals for the first half of the year to decline accordingly when compared to the first half of 2003. For the first half of 2004, a $5 decline related to our affiliate in Germany and a net $7 reduction in our share of earnings of DCC’s equity affiliates accounted for the majority of the change.

Discontinued Operations

     In 2002, we announced plans to divest a number of businesses. By December 31, 2002, all of the planned divestitures announced in 2002 had been completed except for the Engine Management business (AAG), which was completed in the second quarter of 2003, and one plant of the Boston Weatherhead Division (ASG), which was closed in early 2003. In December 2003, we announced plans to divest substantially all of our automotive aftermarket business. At June 30, 2004, the automotive aftermarket business remained unsold and continued to be accounted for as a discontinued operation under SFAS No. 144. See Note 16 to the condensed consolidated financial statements for a discussion of the definitive agreement signed July 8, 2004 related to the sale of this business.

     An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the second quarter of 2004 and 2003 follows:

		Change
		Between
	2004	Periods	2003
Net Sales:
Automotive Aftermarket	$557	$29	$528
Engine Management		(75)	75

Total Discontinued Operations	$557	$(46)	$603

Income (Loss) from Discontinued Operations:
Automotive Aftermarket	$35	$25	$10
Engine Management		4	(4)

Total Discontinued Operations	$35	$29	$6

     Although total sales of discontinued operations for the second quarter of 2004 are nearly 8% lower than in the same period a year earlier, the decrease is due entirely to the completion of the Engine Management divestiture in the second quarter of 2003. The automotive aftermarket business saw its sales increase 5.5% in the second quarter of 2004 when compared to the same period in 2003. Favorable foreign currency effects accounted for $7 of the increase and organic growth contributed the remainder.

     The automotive aftermarket business reported a flat gross margin in absolute dollars when comparing the second quarters of 2004 and 2003, as higher sales offset the effect of a 1% decrease in gross margin. SG&A expenses declined $10 since first half of the prior year, foreign currency transaction losses declined $4 and interest expense dropped $2 to account for most of the improvement as the automotive aftermarket business increased its operating income by 50%. The impending divestiture of the business triggered a $20 adjustment of the allowance related to the capital loss carryforward deferred tax asset during the second quarter of 2004. This adjustment resulted in a net $10 income tax benefit compared to an expected income tax expense provision derived by applying the 35% statutory rate.

     Income from discontinued operations also improved as a result of the completion of the Engine Management divestiture in the second quarter of 2003, as the business reported a loss of $4 in its final quarter with Dana.

     An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the first half of 2004 and 2003 follows:

		Change
		Between
	2004	Periods	2003
Net Sales:
Automotive Aftermarket	$1,067	$72	$995
Engine Management		(142)	142
Boston Weatherhead		(13)	13

Total Discontinued Operations	$1,067	$(83)	$1,150

Income (Loss) from Discontinued Operations:
Automotive Aftermarket	$48	$29	$19
Engine Management		8	(8)

Total Discontinued Operations	$48	$37	$11

     The preceding table presents a comparison of sales by business component within our discontinued operations for the first half of 2004 and 2003. Although overall sales of our discontinued operations are down more than 7% since 2003, the decrease is due entirely to the completion of the Engine Management divestiture and closure of the last remaining facility of the Boston Weatherhead business in the second quarter of 2003. The automotive aftermarket business reported a sales increase of more than 7% when its 2004 sales are compared to the same period in 2003. Favorable foreign currency effects contributed $29 and organic growth accounted for $43 of the increase.

     Income from discontinued operations improved $29 within the automotive aftermarket business for the first half of 2004 when compared to the same period in 2003. Although the benefit of higher sales was cancelled by lower gross margin percentages, operating income improved nearly 50% on reductions in adverse currency effects, SG&A and interest expense. The income tax expense of $1 provided for the first half of 2004 compared favorably to an expected provision at a 35% statutory rate due to the $20 adjustment described in the analysis of the second-quarter results.

     As noted in the analysis of the second-quarter results, the completion of the Engine Management divestiture and closure of the final Boston Weatherhead facility in the second quarter of 2003 also had a favorable effect on the comparison of the income from discontinued operations since the combined businesses recognized a loss of $8 in the first half of 2003.

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

     The financing activities of the first half of 2004 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the second quarter and have concluded that such controls and procedures are effective in providing reasonable assurance that material information relating to Dana and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls – Our CEO and CFO are responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal control procedures which they believe are adequate to provide reasonable assurance that Dana’s financial statements are reliable and prepared in accordance with generally accepted accounting principles in the United States and that the company’s assets are protected from loss. These procedures are reviewed by Dana’s internal auditors in order to monitor compliance and by the independent auditors as necessary to support their audit work. In addition, our Audit Committee, which is composed entirely of independent directors, meets regularly with management, our internal auditors and the independent auditors to review accounting, auditing and financial matters. The Audit Committee and the independent auditors have free access to each other, with or without management being present.

     During the second quarter, we continued to document our financial and related information systems (IS) controls. Testing of controls at the facility level of our continuing operations began during the quarter and we are approximately 40% complete with that testing. Testing of the corporate level controls will begin in the third quarter. A process for evaluating exceptions identified during testing has been developed to determine their potential significance. The most frequent exceptions identified to date have been in the areas of documentation and segregation of duties. In the IS area, the most common exceptions have related to access controls and change controls. The process for evaluating identified exceptions includes an assessment of which exceptions have the potential, if not remediated, to become significant deficiencies or material weaknesses – either individually or when aggregated. We are currently expecting to remediate most of these exceptions and, to date, we have not identified any which we believe represents a material weakness. We have implemented processes to track the identified exceptions, monitor remediation plans and re-test for control effectiveness.

     There were no changes in Dana’s internal controls over financial reporting identified in connection with the evaluation by the CEO and CFO that occurred during Dana’s second quarter that have materially affected or are reasonably likely to materially affect Dana’s internal controls over financial reporting.

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

Environmental Proceedings — Since our report for the quarter ended March 31, 2004, there have not been any material developments in our previously reported environmental proceedings or any new environmental proceedings involving governmental agencies that are required to be reported in this report.

Litigation — In connection with lawsuits that were filed in connection with the cash tender offer for all of the outstanding shares of our common stock that was commenced by Delta Acquisition Corp. (the Offeror), a subsidiary of ArvinMeritor, Inc. (ArvinMeritor), on July 9, 2003, and withdrawn on November 23, 2003, we reported in our 2003 Form 10-K that the parties had reached an agreement to dismiss two actions brought by ArvinMeritor and the Offeror against Dana and its directors in Virginia and an action brought by Dana against ArvinMeritor in Ohio. These three lawsuits have now been dismissed.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The table shows shares of stock which were deemed to be delivered to Dana during the second quarter by participants in our equity compensation plans and which we consider to be reportable repurchases. These include (i) shares withheld to pay income taxes due upon the vesting of restricted stock grants and (ii) shares withheld to pay the purchase price and income taxes due upon the exercise of stock options. We currently have no publicly announced stock repurchase plans or programs.

	Total	Average
	Number of	Price
	Shares	Paid per
Period	Purchased	Share
April 2004	2,919	$20.75
May 2004	3,104	20.31
June 2004	3,282	20.86

	9,305	$20.64

ITEM 5. OTHER INFORMATION

     On July 21, 2004, we filed our second quarter press release and supporting financial schedules, along with the slides from our conference call held that day, on Form 8-K. These financial schedules and slides included financial information of Dana Corporation, with Dana Credit Corporation (DCC), a wholly owned subsidiary, presented on an equity basis. This format conforms to the information presented and discussed in the segment disclosures included in our quarterly and annual financial statements. DCC’s financial business is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its performance measures are inconsistent with those of our other operating segments. The presentation of our financial information with DCC shown as our equity affiliate is not in accordance with generally accepted accounting principles in the United States. Accordingly, all such information presented in this manner is fully reconciled in supplementary schedules included in the Form 8-K report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits listed in the “Exhibit Index” at page 46 are filed with or furnished as a part of this report. Exhibit No. 10-N is a management contract.

(b)	We filed the following reports on Form 8-K during the second quarter of 2004:

(1)	A report dated April 20, 2004, announcing that the Board of Directors of Dana had named Michael J. Burns as Chairman of the Board, succeeding Glen H. Hiner, and as Dana’s Chief Operating Officer.

(2)	A report dated April 21, 2004, furnishing copies of a press release issued on that date announcing Dana’s earnings for the fiscal quarter ended March 31, 2004, and a slide presentation used on that date by Dana’s Chairman and Chief Executive Officer, Michael J. Burns, and Chief Financial Officer, Robert C. Richter.

(3)	A report dated June 30, 2004, announcing that progress was being made in the negotiations for the sale of the automotive aftermarket business.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION
Date: July 26, 2004	/s/ Robert C. Richter Robert C. Richter Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING
2-A	Stock and Asset Purchase Agreement by and between AAG Opco Corp. and Dana Corporation	Filed with this report

10-N	Agreement between Dana Corporation and W. J. Carroll	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report