Form 10-Q
period 2004-09-30
DANA CORP
filed 2004-11-09
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004
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

Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common stock, $1 par value	149,795,000

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$512	$731
Accounts receivable
Trade	1,351	1,048
Other	287	326
Inventories
Raw materials	380	293
Work in process and finished goods	466	450
Assets of discontinued operations	1,332	1,254
Other current assets	555	431

Total current assets	4,883	4,533
Property, plant and equipment, net	2,070	2,210
Investments in leases	282	622
Investments and other assets	2,473	2,252

Total assets	$9,708	$9,617

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$313	$493
Accounts payable	1,266	1,076
Liabilities of discontinued operations	336	307
Other current liabilities	1,073	1,089

Total current liabilities	2,988	2,965
Long-term debt	2,542	2,605
Deferred employee benefits and other noncurrent liabilities	1,832	1,901
Minority interest in consolidated subsidiaries	107	96
Shareholders’ equity	2,239	2,050

Total liabilities and shareholders’ equity	$9,708	$9,617

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$2,114	$1,880	$6,756	$5,868
Revenue from lease financing and other income (expense)	(7)	41	32	113

	2,107	1,921	6,788	5,981

Costs and expenses
Cost of sales	1,955	1,731	6,161	5,370
Selling, general and administrative expenses	123	115	381	392
Interest expense	62	55	164	169

	2,140	1,901	6,706	5,931

Income (loss) before income taxes	(33)	20	82	50
Income tax benefit	81	13	78	34
Minority interest	(3)	(1)	(9)	(4)
Equity in earnings of affiliates	6	5	27	39

Income from continuing operations	51	37	178	119

Income (loss) from discontinued operations, net of tax	(11)	24	37	35

Net income	$40	$61	$215	$154

Basic earnings per common share
Income from continuing operations	$0.34	$0.25	$1.20	$0.80
Income (loss) from discontinued operations	(0.07)	0.16	0.25	0.24

Net income	$0.27	$0.41	$1.45	$1.04

Diluted earnings per common share
Income from continuing operations	$0.34	$0.25	$1.18	$0.80
Income (loss) from discontinued operations	(0.07)	0.16	0.25	0.24

Net income	$0.27	$0.41	$1.43	$1.04

Cash dividends declared and paid per common share	$0.12	$0.01	$0.36	$0.03

Average shares outstanding — Basic	149	148	149	148

Average shares outstanding — Diluted	151	149	151	149

The accompanying notes are an integral part of
the condensed consolidated financial statements.

As explained in Note 2, the results of operations for the six months ended
June 30, 2004 have been restated to reflect the adoption of FSP FAS106-2.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2004	2003
Net income	$215	$154
Depreciation and amortization	273	294
Asset impairment charges	24	18
Gain on divestitures and asset sales	(57)	(29)
Working capital increase	(413)	(317)
Deferred taxes	(72)	(28)
Other	(34)	(7)

Net cash flows — operating activities	(64)	85

Purchases of property, plant and equipment	(208)	(215)
Payments received on leases and loans	10	33
Asset sales	324	206
Divestitures		145
Other	(21)	33

Net cash flows — investing activities	105	202

Net change in short-term debt	181	(9)
Payments on long-term debt	(405)	(225)
Proceeds from long-term debt	5
Dividends paid	(53)	(5)
Other	10	16

Net cash flows — financing activities	(262)	(223)

Net change in cash and cash equivalents	(221)	64
Net change in cash — discontinued operations	2	1
Cash and cash equivalents — beginning of period	731	571

Cash and cash equivalents — end of period	$512	$636

The accompanying notes are an integral part of
the condensed consolidated financial statements.

As explained in Note 2, the results of operations for the six months ended
June 30, 2004 have been restated to reflect the adoption of FSP FAS106-2.

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

     In May 2003, the FASB Emerging Issues Task Force (EITF) issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF reached a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply the unit credit method for determining expense associated with the plans. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Prior to 2004, our pension expense for cash balance plans had been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans is being determined using the unit credit method. The adjustments resulting from application of this method are being treated as actuarial gains or losses pursuant to SFAS No. 87. The adoption of EITF 03-4 did not have a material effect on our results of operations or financial condition in the quarter or year-to-date period ended September 30, 2004.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act expanded Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who voluntarily enroll under the Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs for covered retirees who do not enroll in a Part D plan.

     In May 2004, the FASB issued Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of the Act. The Staff Position requires treating the initial effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The subsidy also affects the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are to be treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are to be accounted for as prior service cost.

     During the three months ended September 30, 2004, we adopted the Staff Position retroactively to the beginning of 2004. The initial effect of the subsidy was a $68 reduction in our APBO at January 1, 2004 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to postretirement benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income for the three months ended September 30, 2004 by $2. Because of the retroactive application of the Staff Position, net income and earnings per share for each of the first two quarters of 2004 have been restated as follows:

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
	2004	2004	2004
Income from continuing operations, as originally reported	$50	$73	$123
Effect of adopting FSP FAS106-2	2	2	4

Income from continuing operations, as restated	52	75	127
Income from discontinued operations, net of tax	13	35	48

Net income, as restated	$65	$110	$175

	Three Months Ended		Six Months Ended
	March 31,	June 30,	June 30,
	2004	2004	2004
Diluted earnings per share
Income from continuing operations, as originally reported	$0.33	$0.49	$0.82
Effect of adopting FSP FAS106-2	0.01	0.01	0.02

Income from continuing operations, as restated	0.34	0.50	0.84
Income from discontinued operations, net of tax	0.09	0.23	0.32

Net income, as restated	$0.43	$0.73	$1.16

Note 3. Common Shares

     The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Average shares outstanding for the period — basic	149.0	148.2	148.7	148.2

Plus: Incremental shares from:
Deferred compensation units	0.4	0.3	0.4	0.3
Restricted stock	0.3	0.3	0.3	0.1
Stock options	1.1	0.5	1.2	0.1

Potentially dilutive shares	1.8	1.1	1.9	0.5

Average shares outstanding for the period — diluted	150.8	149.3	150.6	148.7

Note 4. Equity-Based Compensation

     In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $3 in the third quarter of both 2004 and 2003.

     The following table presents pro forma stock compensation expense, net of tax, net income and earnings per share as if we had included expense related to the fair value of stock options. The stock compensation expense included in our reported earnings, which was $1 in the third quarter of both 2004 and 2003, was incurred in connection with our restricted stock plans and stock awards under our stock incentive plan.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Stock compensation expense, as reported	$1	$1	$2	$2
Stock option expense, pro forma	3	3	10	11

Stock compensation expense, pro forma	$4	$4	$12	$13

Net income, as reported	$40	$61	$215	$154
Net income, pro forma	37	58	205	143
Basic earnings per share
Net income, as reported	$0.27	$0.41	$1.45	$1.04
Net income, pro forma	0.24	0.39	1.38	0.96
Diluted earnings per share
Net income, as reported	$0.27	$0.41	$1.43	$1.04
Net income, pro forma	0.24	0.39	1.36	0.96

Note 5. Pension and Other Postretirement Benefits

     The components of net periodic benefit costs for the three months and nine months ended September 30, 2004 and 2003 are shown in the following table.

	Pension Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$12	$14	$42	$40
Interest cost	42	44	130	132
Expected return on plan assets	(51)	(54)	(159)	(162)
Amortization of prior service cost	1	1	5	7
Recognized net actuarial loss	6	1	14	3

Net periodic benefit cost	$10	$6	$32	$20

	Other Benefits
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$4	$4	$10	$10
Interest cost	24	29	76	85
Amortization of prior service cost	(3)	(2)	(9)	(6)
Recognized net actuarial loss	10	8	30	28

Net periodic benefit cost	$35	$39	$107	$117

     We disclosed in our 2003 Form 10-K the amounts we expected to contribute to our U.S. pension plans in 2004 if proposed legislation modifying the discount rate used to determine funding requirements were enacted. Enactment of that legislation occurred early in the second quarter of 2004. We made $28 in pension contributions during the nine months ended September 30, 2004 and now expect to contribute $5 during the last three months of the year. This amount does not include any incremental contribution we may elect to make from the proceeds of the sale of our automotive aftermarket business.

Note 6. Comprehensive Income

     Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments that are charged or credited directly to shareholders’ equity. The deferred translation gain reported for the three months ended September 30, 2004 was $64. The effects related to the euro ($22), the Canadian dollar ($15) and the Brazilian real ($15) were the largest components of the quarterly change. For the nine months ended September 30, 2004, the $10 deferred gain was primarily the result of a strengthening Canadian dollar ($9) and British pound ($4), partially offset by the effect of a weakening euro ($6) relative to the U.S. dollar. Changes in the relative value of the euro ($65), the Canadian dollar ($55), the Brazilian real ($33) and the British pound ($8) accounted for the largest components of the $214 gain reported for the nine months ended September 30, 2003.

     Our total comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$40	$61	$215	$154
Other comprehensive income:
Deferred translation gain	64	5	10	214
Other		1		4

Total comprehensive income	$104	$67	$225	$372

Note 7. Income Taxes

     The effective tax rates for the three-month and nine-month periods ended September 30, 2004 and 2003 were affected primarily by adjustments to the valuation allowances provided against deferred tax assets related to capital loss carryforwards, by adjustments associated with the finalization of prior-year returns and by the impact of adjustments to the annualized tax rate.

     The $81 of income tax benefit recognized on a pre-tax loss of $33 for the three months ended September 30, 2004 differs significantly from an expected benefit of $12 at a U.S. federal statutory tax rate of 35%. The primary reasons for this difference were a $57 reduction in our valuation allowance against deferred tax assets, a $9 benefit related to the finalization of prior-year returns and a $7 benefit recorded to adjust our estimated annual effective tax rate. The adjustment to the valuation allowance was based primarily on utilization of our capital loss carryforward in connection with DCC asset sales and the settlement of certain outstanding tax issues. For the nine months ended September 30, 2004, an $87 reduction in the valuation allowance related to the capital loss carryforward was the primary reason that we recorded a tax benefit of $78 versus an expected expense provision of $29 derived by applying the 35% statutory rate.

     The $13 income tax benefit for the three months ended September 30, 2003 recognized on pre-tax income of $20 differed from an expected expense provision of $7 at a statutory tax rate of 35%. The primary reason for this difference was a $17 reduction in the valuation allowance against deferred tax assets related to our capital loss carryforward. For the nine months ended September 30, 2003, a $42 reduction in the valuation allowance related to the capital loss carryforward accounted for most of the difference between the $34 reported tax benefit and an $18 expected tax expense derived by applying the 35% statutory rate.

     To the extent that asset sales or other transactional activities result in capital gains, the tax liability on the capital gains is offset by the release of a portion of the valuation allowance recorded against the deferred tax asset related to our existing capital loss carryforward. The release of the valuation allowance is recognized when sales of assets or other capital gain transactions are determined to be more likely than not to occur. Any tax benefit recognized on this basis is limited to the lower of the expected overall net gain on the transaction or the expected amount of capital loss carryforward valuation allowance to be released in connection with the transaction. Our income from discontinued operations for the three months ended September 30, 2004 included a $20 tax charge related to the impending divestiture of substantially all of our automotive aftermarket business, effectively reversing the benefit recorded during the prior quarter. As of June 30, 2004, we had determined that it was more likely than not that the transaction would result in the utilization of a portion of our capital loss carryforward. During our assessment of deferred tax assets as of September 30, 2004, we determined that the projected utilization of our capital loss carryforward no longer supported the reduction of the related valuation allowance.

     Deferred tax assets at September 30, 2004, net of valuation allowances, totaled $742. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryover, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other post-employment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that it is more likely than not that we will generate sufficient U.S.-based taxable income to realize these deferred tax assets during the NOL carryforward period and the periods in which the OPEB payments will be deducted on tax returns. This assessment is based on our current forecast of future operating profitability in the U.S. and our ability to employ acceptable strategies to increase revenues and/or reduce costs in the U.S. This forecast could change as a result of changes in the competitive, operating, economic or regulatory environment and we may be required to provide a full or partial valuation allowance against these deferred tax assets in future periods.

Note 8. Business Segments

     In the first quarter of 2004, we combined the Automotive Systems Group (ASG) and the Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The combined operations produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our segments for the three months and nine months ended September 30, 2004 consist of our Strategic Business Units (SBUs) – the expanded ASG and the Heavy Vehicle Technologies and Systems Group (HVTSG) – and DCC. The segment data for the three months and nine months ended September 30, 2003 has been revised to reflect the combination of the former ASG and EFMG.

     In accordance with plans announced in October 2001, we have been divesting DCC’s businesses and assets; these sales continued during the third quarter of 2004. As a result of sales and the continuing collection of payments, DCC’s total portfolio assets were reduced by $345 during the quarter, leaving assets of approximately $865 at September 30, 2004. While we are continuing to pursue the sale of many of the remaining DCC assets, we expect to retain certain assets for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of September 30, 2004, our expectation was that we would retain approximately $425 of the $865 of DCC assets held at that date; however, changes in market conditions may result in a change in our expectation. DCC’s retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

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

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended September 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
2004
ASG	$1,535	$48	$67	$46	$10
HVTSG	562	8	42	26	10
DCC				4	4
Other	17	3	(59)	(35)	17

Total continuing operations	2,114	59	50	41	41
Discontinued operations			29	19	19

Total operations	2,114	59	79	60	60
Unusual items excluded from performance measures			(6)	(20)	(20)

Consolidated	$2,114	$59	$73	$40	$40

North America	$1,383	$29	$17	$10	$(14)
Europe	408	29	33	24	16
South America	171	55	29	17	15
Asia Pacific	152	8	7	5	1
DCC				4	4
Other			(36)	(19)	19

Total continuing operations	2,114	121	50	41	41
Discontinued operations			29	19	19

Total operations	2,114	121	79	60	60
Unusual items excluded from performance measures			(6)	(20)	(20)

Consolidated	$2,114	$121	$73	$40	$40

2003
ASG	$1,392	$40	$82	$52	$17
HVTSG	471	17	38	23	9
DCC				6	6
Other	17	2	(65)	(62)	(13)

Total continuing operations	1,880	59	55	19	19
Discontinued operations			40	24	24

Total operations	1,880	59	95	43	43
Unusual items excluded from performance measures			12	18	18

Consolidated	$1,880	$59	$107	$61	$61

North America	$1,289	$19	$54	$32	$1
Europe	336	19	28	16	7
South America	122	42	21	13	10
Asia Pacific	133	1	13	9	4
DCC				6	6
Other			(61)	(57)	(9)

Total continuing operations	1,880	81	55	19	19
Discontinued operations			40	24	24

Total operations	1,880	81	95	43	43
Unusual items excluded from performance measures			12	18	18

Consolidated	$1,880	$81	$107	$61	$61

	Nine Months Ended September 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
2004
ASG	$4,966	$141	$279	$189	$93
HVTSG	1,732	26	132	81	39
DCC				16	16
Other	58	6	(164)	(136)	2

Total continuing operations	6,756	173	247	150	150
Discontinued operations			84	50	50

Total operations	6,756	173	331	200	200
Unusual items excluded from performance measures			(15)	15	15

Consolidated	$6,756	$173	$316	$215	$215

North America	$4,554	$81	$181	$112	$34
Europe	1,288	90	101	72	48
South America	454	149	74	45	38
Asia Pacific	460	22	25	17	7
DCC				16	16
Other			(134)	(112)	7

Total continuing operations	6,756	342	247	150	150
Discontinued operations			84	50	50

Total operations	6,756	342	331	200	200
Unusual items excluded from performance measures			(15)	15	15

Consolidated	$6,756	$342	$316	$215	$215

2003
ASG	$4,396	$111	$246	$175	$79
HVTSG	1,425	58	93	57	18
DCC				18	18
Other	47	5	(164)	(166)	(31)

Total continuing operations	5,868	174	175	84	84
Discontinued operations			71	37	37

Total operations	5,868	174	246	121	121
Unusual items excluded from performance measures			5	33	33

Consolidated	$5,868	$174	$251	$154	$154

North America	$4,085	$66	$167	$104	$17
Europe	1,074	59	84	64	40
South America	315	122	47	29	22
Asia Pacific	394	2	37	24	13
DCC				18	18
Other			(160)	(155)	(26)

Total continuing operations	5,868	249	175	84	84
Discontinued operations			71	37	37

Total operations	5,868	249	246	121	121
Unusual items excluded from performance measures			5	33	33

Consolidated	$5,868	$249	$251	$154	$154

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

     The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income (loss) before income taxes as presented in the condensed consolidated statement of income.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
EBIT from continuing operations	$50	$55	$247	$175
Unusual items excluded from performance measures
Total operations	(6)	12	(15)	5
Discontinued operations	16		20	5
Interest expense, excluding DCC	(51)	(41)	(128)	(122)
Interest income, excluding DCC	2	4	7	10
DCC pre-tax loss	(44)	(10)	(49)	(23)

Income (loss) before income taxes	$(33)	$20	$82	$50

     The gains and losses recorded by DCC are not presented as Unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the table.

     Our presentation of segment information includes separate reporting of Unusual items excluded from performance measures. These items include, among other things, gains and losses on divestitures and related expenses and restructuring expenses such as severance, lease continuation and asset impairment charges. The following table describes the Unusual items excluded from performance measures for the three months and nine months ended September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	EBIT	OPAT	EBIT	OPAT
Gain on sales of assets to equity affiliate	$21	$13	$21	$13
Gain on DCC asset sales		2		23
Expenses related to DCC asset sales	(4)		(9)	(3)
Costs relating to sale of aftermarket businesses	(16)	(10)	(20)	(13)
Restructuring and related charges	(7)	(5)	(7)	(5)
Aftermarket tax adjustment		(20)

	$(6)	$(20)	$(15)	$15

     Certain expenses incurred in connection with our restructuring activities that are not included in the table above are included in the respective SBUs’ operating results, as are charges and credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for the three months and nine months ended September 30, 2004 and 2003 are summarized by SBU in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Three Months Ended September 30, 2004
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Gain
ASG	$6	$(4)	$
HVTSG
Other

	$6	$(4)	$—

	Three Months Ended September 30, 2003
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Gain
ASG	$4	$(1)	$
HVTSG	6	(16)	(1)
Other	3

	$13	$(17)	$(1)

	Nine Months Ended September 30, 2004
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Gain
ASG	$16	$(15)	$
HVTSG	1
Other

	$17	$(15)	$—

	Nine Months Ended September 30, 2003
			Restructuring
	Restructuring	Adjustment of	Disposition
	Provisions	Accruals	Gain
ASG	$14	$(10)	$(3)
HVTSG	7	(17)	(2)
Other	3

	$24	$(27)	$(5)

Note 9. Discontinued Operations

     In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group (AAG). These operations comprise the discontinued operations reported in our financial statements as of and for the periods ended September 30, 2004. Under the requirements of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the income statement components of the discontinued operations are aggregated and presented on a single line in the income statement through the date of sale. The income statements for the three months and nine months ended September 30, 2003 have been reclassified to separate the results of these discontinued operations, along with a significant portion of the Engine Management operations, which we sold in June 2003.

     The following table summarizes the revenues and expenses of our discontinued operations and reconciles the amounts reported in the condensed consolidated statement of income to Operating PAT of discontinued operations reported in the segment table in Note 8, which excludes certain charges related to divestitures in both years.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$540	$530	$1,607	$1,680
Other income (expense)	(7)		(8)	(9)
Cost of sales	456	430	1,350	1,384
Selling, general and administrative expenses	52	56	174	217
Restructuring charges	10	5	11	6

Income before income taxes	15	39	64	64
Income tax expense	(26)	(15)	(27)	(29)

Income (loss) reported in condensed consolidated statement of income	(11)	24	37	35
Tax adjustment related to AAG sale	20
Charges related to divestitures, net of tax	10		13	2

Operating PAT in the segment table	$19	$24	$50	$37

     The $10 of charges related to divestitures is the after-tax effect of the $10 of restructuring charges incurred in connection with exiting warehouse facilities previously occupied by our Engine Management business and $6 of charges recorded in other income (expense), including legal and professional fees incurred in connection with the sale of our aftermarket businesses. The tax adjustment is discussed in Note 7.

     The sales of our discontinued operations, while not included in our segment data, were associated with our current and former SBUs as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
AAG	$540	$530	$1,607	$1,667
ASG				13

	$540	$530	$1,607	$1,680

     The condensed consolidated balance sheet at September 30, 2004 includes assets of discontinued operations of $1,332, consisting primarily of accounts receivable ($439), inventory ($485) and property, plant and equipment ($297). Liabilities of discontinued operations at the same date totaled $336, consisting primarily of accounts payable ($222) and accrued payroll and other expenses ($77). In the condensed consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified.

Note 10. Cash Deposits

     Included in cash and cash equivalents at September 30, 2004 are cash deposits of $103 in support of surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. These surety bonds are expected to be renewed each year. A total of $97 of the deposits may not be withdrawn.

Note 11. Goodwill

     The changes in goodwill during the nine months ended September 30, 2004, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	September 30,
	2003	and Other	2004
ASG	$433	$11	$444
HVTSG	125		125

	$558	$11	$569

     Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

Note 12. Restructuring of Operations

     The following summarizes the activity in accrued restructuring expenses for both our continuing and discontinued operations during the first nine months of 2004:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2003	$81	$18	$99
Activity during the quarter:
Charges to expense	3	2	5
Cash payments	(21)	(2)	(23)
Adjustment of accruals		(8)	(8)

Balance at March 31, 2004	$63	$10	$73

Activity during the quarter:
Charges to expense		7	7
Cash payments	(21)	(5)	(26)
Adjustment of accruals	(1)	(2)	(3)

Balance at June 30, 2004	$41	$10	$51

Activity during the quarter:
Charges to expense	6	15	21
Cash payments	(9)	(7)	(16)
Adjustment of accruals	(6)		(6)

Balance at September 30, 2004	$32	$18	$50

     The above amounts include all restructuring charges, including those characterized as Unusual items excluded from performance measures in Note 8. The latter items are generally related to actions initiated in the third quarter of 2004, whereas the charges included in operating performance are related to the continuation of previously announced actions. Also included for the three months ended September 30, 2004 was $10 of exit costs related to warehouse facilities that had been part of the Engine Management business, which is included in the loss from discontinued operations.

     At September 30, 2004, $50 of restructuring charges remained in accrued liabilities. This balance was comprised of $32 for the termination of employees, including the announced termination of approximately 300 employees scheduled for the remainder of 2004, and $18 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $32 in the remainder of 2004, $17 in 2005 and $1 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and future cash flows will be more than adequate to satisfy these obligations related to our restructuring plans.

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

     At September 30, 2004, we had approximately 156,000 pending asbestos-related product liability claims, consisting of approximately 145,000 unresolved claims and approximately 11,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 4,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently).

     At September 30, 2004, we had accrued $139 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $118 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At September 30, 2004, we had a net amount recoverable from our insurers and others of $54 representing payments made in connection with settled claims and related defense costs, compared to $33 at December 31, 2003. The amount recoverable includes billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount recoverable may increase until the proceedings are ultimately concluded.

     Other Product Liabilities – At September 30, 2004, we had accrued $9 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline reflects primarily a $3 settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at September 30, 2004 and $12 at December 31, 2003.

     Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     At September 30, 2004, we had accrued $63 for contingent environmental liabilities, compared to $67 at December 31, 2003, with no recovery from other parties recorded at either date. The difference between our minimum and maximum estimates for these liabilities was $11 at September 30, 2004 and $10 at December 31, 2003.

     Included in these accruals are amounts in connection with the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are one of four potentially responsible parties (PRPs). The site has three “Operable Units.” At September 30, 2004, we had accrued a total of $5 for future work at Units 1 (off-site soil contamination) and 2 (on-site soil contamination), based on the remediation that has already been performed at Unit 1 and further work ordered by EPA in August 2004, the possible remedial alternatives identified by the United States Environmental Protection Agency (EPA) for Unit 2, and our assessment of the likely allocation of remediation costs for these Units among the PRPs. This accrual represents the lower end of the range of equally probable outcomes that we anticipated at the end of the third quarter of 2004. No amounts were accrued for Unit 3 (possible groundwater contamination), since no site investigation for this Unit has been conducted and we cannot predict whether there will be a need for remedial action related to the Unit. On September 30, 2004, the EPA issued a Record of Decision (ROD) for Unit 2 proposing a remedy with an estimated cost of $69. We are reviewing the ROD with our technical and legal consultants. We will determine whether to change our accrual for the site after we complete this review, taking into consideration the remedy selected in the ROD and other alternatives, the enforceability of the ROD, the participation of the other PRP’s, and other relevant factors. We are also engaged in discussions with our insurance carrier concerning coverage for this matter.

     Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements in connection with asbestos-related product liability claims and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At September 30, 2004, we estimated our total liability related to these matters to be approximately $49 and the amount recoverable to be $30. To date, we have paid $46 in connection with these claims. These amounts compare to a total estimated liability of $48, a recoverable of $30 and actual payments of $24 recorded at December 31, 2003. These amounts take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Note 14. Financing Agreements

     We are party to several interest rate swap agreements under which we agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2001 and March 2002 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have all been designated as fair value hedges of the August 2001 and March 2002 notes. Accordingly, the $1 fair value of these agreements was recorded as a non-current asset and offset by an increase in the carrying value of long-term debt at September 30, 2004. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $68 at September 30, 2004.

     As of September 30, 2004, the interest rate swap agreements provided for us to receive an average fixed rate of 9.26% on notional amounts of $825 and €200 and pay variable rates based on either the London interbank offered rate (LIBOR), plus a spread, or the euro interbank offered rate (EURIBOR), plus a spread, respectively. The average variable rate under these contracts approximated 7.14% as of September 30, 2004. The agreements expire in August 2011 ($575 and €200) and March 2010 ($250).

     During the third quarter of 2004, we adjusted the accrued interest account to correct a shortage that resulted from using an incorrect rate for interest and fees related to our accounts receivable securitization program. The shortage, which approximated $10, developed when rate increases triggered by credit downgrades were not properly recorded in our results of operations. The impact on net income, which approximated $6, was not considered material for restatement of prior periods’ results of operations.

Note 15. Warranty Obligations

     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months and nine months ended September 30, 2004 and 2003 follow.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$89	$116	$90	$135
Amounts accrued for current period sales	11	12	27	36
Adjustments of prior accrual estimates	(10)	(1)	(7)	(2)
Settlements of warranty claims	(11)	(15)	(30)	(52)
Impact of divestitures				(7)
Foreign currency translation	1			2

Balance, end of period	$80	$112	$80	$112

     Warranty obligations are reported as current liabilities in the condensed consolidated balance sheet.

Note 16. Formation of Joint Venture

     On July 1, 2004, we transferred our wheel-end brake product business to a newly formed entity, Bendix Spicer Foundation Brake LLC, in exchange for a 19.8% ownership interest in the new entity. The remaining 80.2% ownership interest is held by Bendix Commercial Vehicle Systems LLC, a member of the Knorr-Bremse Group. As a result of this transaction, we recorded an after-tax gain of $13 in the third quarter. The gain represents 80.2% of the difference between the fair value of our 19.8% ownership and the historical book value of the contributed assets.

Note 17. Subsequent Event

     On November 1, 2004, Dana entered into an amendment to the agreement to sell its automotive aftermarket businesses to Affinia Group Inc. (formerly known as AAG Opco Corp.), an affiliate of The Cypress Group. The amendment provides, among other things, that the purchase price for the automotive aftermarket businesses will consist of $950 in cash and a note with an initial face value of $75 issued to Dana by an Affinia affiliate. Due to the prepayment provisions of the note, its fair value is expected to approximate $50 upon issuance. The transaction is expected to close by the end of November 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions

Market Outlook

Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2004, are shown below.

	Production in Units
				Dana’s
				Outlook
	2001	2002	2003	2004
Light vehicle (in millions):
North America	15.5	16.4	15.9	15.8
Europe	20.5	20.8	21.0	21.5
Asia Pacific	16.0	18.1	18.5	19.6
South America	2.4	1.9	1.9	2.3
Commercial vehicle (in thousands):
North America
Medium-duty (Class 5-7)	176	189	195	211
Heavy-duty (Class 8)	146	181	176	245

     North American light-duty production levels have been relatively stable for the past few years. A significant development in this market since 2001 has been the increased use of incentives by our customers to stimulate and maintain demand levels. Although weak sales in the month of June created some concern coming into the third quarter, they rebounded to stronger levels during the ensuing three months. With second-quarter production outpacing retail sales, dealer inventories increased during the second quarter of 2004 to levels in excess of traditional norms for that time of the year. The typical seasonal low level of production in July combined with stronger sales in the third quarter brought inventory levels down during the quarter. Albeit lower than mid-year levels, inventories are still somewhat higher than they were at the end of the third quarter of 2003. Given the current level of inventories and expected production levels for the remainder of the year, we’ve lowered our North American light vehicle production estimate to 15.8 million units from our previous expectation of 16.0 million.

     A challenge that we and others in the light vehicle market face is the effect of continued price reduction pressure from our customers. Our largest customers in this market — the U.S.-based OE manufacturers — have experienced market share erosion to other international light vehicle manufacturers over the past few years, thereby putting additional pressure on their profitability. To the extent this trend continues, we expect the price reduction pressure will be ongoing. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and six sigma blackbelt programs, will continue to be important to sustaining and improving our margins.

     The commercial vehicle market, which was at the bottom of its business cycle in 2001, had recovered only slightly during 2002 and 2003. However, orders in both the medium- and heavy-duty North American markets now continue to outpace sales. With inventories remaining stable, the order backlog continues to increase. Consequently, the continued strengthening in these markets supports our improved production outlook for 2004 and early 2005.

     In our other markets — off highway, European commercial vehicles and light vehicles in the Asia Pacific and South American regions — we expect either stable or improving production demand in the remainder of 2004.

Commodity Costs

     Steel and other raw material costs have had a significant impact on our results and those of others in our industry this year. With steel particularly, suppliers began assessing price surcharges and increasing base prices during the fourth quarter of 2003, and these have continued throughout the current year. These surcharges grew over the course of the year, most significantly during the third quarter. A frequently used leading indicator for steel cost is the Tri-Cities #1 bundled scrap steel price index. Scrap prices on this index more than doubled over the course of 2004 increasing by about 65% during the third quarter alone.

     Of our annual $1,200 in steel purchases, about 30% are in the form of raw steel from mills and processors, with the balance coming from components or products containing steel. While leverage is clearly on the side of the steel suppliers at the present time, we are managing the situation by consolidating purchases and taking advantage of OE manufacturers’ resale programs where possible. We are also working with our customers to recover the cost of steel increases wherever possible, either in the form of increased selling prices or reductions in price-downs that they expect from us.

     For the nine months ended September 30, 2004, steel cost surcharges and price increases, net of recoveries from our customers, reduced our net income by $38. In the quarter ended September 30, the impact on net income was $22.

Other Key Factors

     Given the margin pressure from today’s higher raw material costs and the continued pricing demands of our customers, an area of critical focus for us is reducing our cost structure. Actions underway today include global purchasing initiatives, deployment of lean manufacturing techniques, standardizing administrative processes and pursuing value engineering activities by working with our customers to redesign existing components.

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

     Broadening our global presence is also increasingly important. Global sourcing presents opportunities to improve our competitive cost position, as well as to take advantage of the higher expected growth in emerging markets such as China and India.

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

New Business

     Another major focus for us today is growing our top line — revenue - faster and profitably.

     In the OE vehicular business, new programs are generally awarded to suppliers well in advance of the expected start of production. The amount of lead time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business usually coincides with model changes on the part of vehicle manufacturers. Given the cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the vehicle life, which is typically several years.

     We expect net new business to contribute approximately $420 to our 2004 sales. During this year’s third quarter, we added $155 to our net new business coming on stream in the future. At present, we have been awarded new business which, net of lost business, will generate incremental year-over-year sales of $380 beginning in 2005 and $115 beginning in 2006. We are currently pursuing a number of additional opportunities which could further increase new business coming on stream for 2005, 2006 and later years.

Summary

     Over the last three years, we have repositioned the organization — through divestitures, restructuring, outsourcing and strategic partnerships — to be more strategically focused and competitive. In the process, we have downsized from a company with sales in excess of $10,000 (before adjustments to reflect discontinued businesses) to a company with expected 2004 sales of less than $9,000 reported by our continuing operations. At the same time, we have improved our overall profitability and financial position. With a more focused strategy and improved financial situation, we believe we are better positioned to grow the business in our core markets.

Liquidity and Capital Resources

Cash Flows (First Nine Months 2004 versus First Nine Months 2003)

	Nine Months
	Ended September 30,		Dollar
	2004	2003	Change
Cash Flows — Operating Activities:
Net income	$215	$154	$61
Depreciation and amortization	273	294	(21)
Asset impairment charges	24	18	6
Gains on divestitures and asset sales	(57)	(29)	(28)
Increase in operating working capital	(413)	(317)	(96)
Deferred taxes	(72)	(28)	(44)
Other	(34)	(7)	(27)

Net cash flows from (used in) operating activities	$(64)	$85	$(149)

     Net income for the first nine months of 2004 improved by 40% when compared to the same period in 2003. Depreciation and amortization declined in the first nine months of 2004, the result of recent divestitures The asset impairment charges for the nine months ended September 30, 2004 include $21 recorded at DCC in connection with a leveraged lease transaction of an equity affiliate. More than offsetting the impairment charges in both years were gains associated with DCC asset sales. The current year amount also includes a $13 gain related to the transfer of assets to a newly formed equity affiliate. Working capital increased as seasonal factors pushed trade receivables higher by $344 while the purchase of larger amounts of steel as a precaution against shortages was the primary factor behind a $145 increase in inventory. Adjustments to our deferred tax asset valuation allowance were the major reason that deferred taxes decreased by $72 in the first nine months of 2004, a $44 change from the same period in 2003. Overall, cash flows used in operations totaled $64 in the first nine months of 2004, a reduction from the $85 generated in the same period in 2003.

	Nine Months
	Ended September 30,		Dollar
	2004	2003	Change
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(208)	$(215)	$7
Payments received on leases	8	21	(13)
Net loan payments from customers	2	12	(10)
Divestitures		145	(145)
Proceeds from sales of other assets	324	206	118
Other	(21)	33	(54)

Net cash flows from investing activities	$105	$202	$(97)

     Capital spending in the first nine months of 2004 was slightly less than the expenditures made in the comparable period in 2003 and for the year is expected to approximate $300. No divestitures closed in the first nine months of 2004, but proceeds from asset sales increased significantly to $324 as DCC completed several transactions in the third quarter of 2004. Overall, we generated $105 from our investing activities through September 30, 2004, about half of the $202 generated in the comparable period in 2003.

	Nine Months
	Ended September 30,		Dollar
	2004	2003	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$181	$(9)	$190
Payments of long-term debt	(405)	(225)	(180)
Issuance of long-term debt	5		5
Dividends paid	(53)	(5)	(48)
Other	10	16	(6)

Net cash flows used in financing activities	$(262)	$(223)	$(39)

     We used available cash to meet scheduled long-term debt payments — $ 239 on the manufacturing side and $166 within DCC — while draws on the accounts receivable securitization program continued to help us meet our working capital needs during the first nine months of 2004. Dividend payments were nearly $50 higher than in the same period in 2003 as a result of the increase in the dividend rate in the first quarter of 2004.

     Our estimate of cash outlays related to restructuring activities is approximately $32 for the remainder of 2004. Exclusive of our restructuring activities, we expect working capital to be nearly flat for the year based on the seasonality of fourth quarter production. We anticipate using the proceeds from the divestiture of the automotive aftermarket business to further reduce debt, invest in other business opportunities and contribute additional amounts to our pension plans.

Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,289 at September 30, 2004. This amount included our long-term credit facility in the amount of $400, which matures in November 2005. The interest rates under this facility equal LIBOR or the bank prime rate, plus a spread that varies depending on our credit ratings. Under this facility, we may borrow amounts up to $50 on an unsecured basis, provided such amounts are not outstanding for more than five business days or borrowed within a five-day period after repayment of all previous advances. For any other borrowings under the facility, we must provide certain inventory and other collateral, as permitted within the limits of our indentures. These provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s Investor Service (Moody’s) and BBB- by Standard and Poor’s (S&P). We also have an accounts receivable securitization program that provides up to $400 to help meet our periodic demands for short-term financing. The amount available under the program is subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below B1 by Moody’s and B+ by S&P. As of October 31, 2004, we were rated Ba3 by Moody’s and BB by S&P. On May 31, 2004, we stopped contributing and selling new AAG receivables to the securitization program, thereby reducing the amount of financing available under the securitization program. As of September 30, 2004, the borrowing limit under this facility was approximately $180 based on eligible receivables at that date, a reduction of approximately $120 since June 30, 2004. To compensate for this reduction, we negotiated a bridge facility with two banks that provides for up to $200 in borrowings; the combined borrowings under the securitization program and the bridge facility may not exceed $400. The bridge facility matures on the earlier of the completion of the AAG sale or December 15, 2004. The interest rates under this facility equal LIBOR or bank prime, plus a spread depending on the underlying interest rate selected. At September 30, 2004, borrowings outstanding under the various Dana lines consisted of $30 drawn by non-U.S. subsidiaries against uncommitted lines, $180 outstanding under the accounts receivable program and $25 under the bridge facilities. No amounts were drawn on the long-term credit facility.

     Dana’s long-term credit and bridge facilities require us to attain specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA, with all terms as defined in the long-term credit facility. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.5:1; and (iii) net senior debt to EBITDA of not greater than 2.9:1 at September 30, 2004 and 2.5:1 at December 31, 2004 and thereafter. The facility was modified during the third quarter of 2004 to apply the 2.9:1 requirement under the net senior debt to EBITDA ratio through September 30, 2004; the 2.5:1 ratio requirement, which was to become effective September 30, 2004, now becomes effective as of December 31, 2004. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at September 30, 2004.

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

Hedging Activities — At September 30, 2004, we had a number of open forward contracts to hedge against certain anticipated cross-currency purchase and sale commitments. These forward contracts are for a short duration and none extends beyond the first quarter of 2006. The aggregate fair value of these contracts is a favorable amount of less than $1. These contracts have been valued by independent financial institutions using the exchange spot rates on September 30, 2004, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under these agreements, we receive an average fixed rate of interest of 9.26% on notional amounts of $825 and €200 and we pay a variable rate based on either LIBOR, plus a spread, or EURIBOR, plus a spread, respectively. As of September 30, 2004, the average variable rate under these agreements was 7.14%. The swap agreements expire in August 2011 ($575 and €200) and March 2010 ($250), coinciding with the terms of the hedged notes. Based on the aggregate fair value of these agreements at September 30, 2004, we recorded a non-current asset of $1 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

     The following table summarizes our fixed cash obligations over various future periods as of September 30, 2004.

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,620	$78	$425	$539	$1,578
Operating Leases	416	80	126	87	123
Unconditional Purchase Obligations	181	157	24
Other Long-Term Liabilities	1,338	154	252	267	665

Total Contractual Cash Obligations	$4,555	$469	$827	$893	$2,366

     The unconditional purchase obligations presented are comprised principally of commitments of our continuing operations for procurement of fixed assets and the purchase of raw materials.

     We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligations under these agreements are not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2004 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows for our continuing operations: $190 for the remainder of 2004, $1,353 in 2005 and 2006 combined; $1,077 in 2007 and 2008 combined and $1,623 thereafter.

     Other Long-Term Liabilities include estimated obligations under our retiree healthcare programs and the estimated 2004 contributions to our U.S. defined benefit pension plans. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2008 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2004 due to the significant impact that return on plan assets, changes in discount rates and the expected additional contribution in 2004 might have on such amounts.

     In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions were present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. In addition, DCC has guaranteed portions of the borrowings of its affiliates that are accounted for under the equity method. DCC’s aggregate exposure under one of the guarantees is $6. Under another guarantee, DCC’s exposure for changes in interest rates resulting from specific events described in the financing arrangements would vary but should not exceed $26.

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At September 30, 2004, we had a $2 guarantee outstanding in connection with a tooling order for one of our OE programs. We do not expect guarantees for this program to exceed $20.

     Included in cash and cash equivalents at September 30, 2004 are cash deposits of $103 to support surety bonds that are used principally for the purpose of meeting various states’ requirements in order to self-insure our workers compensation obligations and to provide credit enhancement of certain lease agreements. A total of $97 of the deposits may not be withdrawn. These surety bonds are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

     At September 30, 2004, we had approximately 156,000 pending asbestos-related product liability claims, consisting of approximately 145,000 unresolved claims and approximately 11,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 4,000 claims that we have settled subsequently). This compares to approximately 149,000 pending claims that we reported at December 31, 2003, consisting of approximately 139,000 unresolved claims and approximately 10,000 claims settled pending payment (including 7,000 claims remaining from when we were a member of the CCR and 3,000 claims that we have settled subsequently).

     At September 30, 2004, we had accrued $139 for indemnity and defense costs for contingent asbestos-related product liability claims and recorded $118 as an asset for probable recoveries from insurers for such claims, compared to $133 accrued for such liabilities and $113 recorded as an asset at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At September 30, 2004, we had a net amount recoverable from our insurers and others of $54 representing payments made in connection with settled claims and related defense costs, compared to $33 at December 31, 2003. The amount recoverable includes billings in progress and amounts subject to alternate dispute resolution proceedings with certain of our insurers. Progress has been made in those proceedings and we expect the outcome to be favorable. However, the amount recoverable may increase until the proceedings are ultimately concluded.

Other Product Liabilities — At September 30, 2004, we had accrued $9 for contingent non-asbestos product liability costs, compared to $12 accrued at December 31, 2003, with no recovery expected from third parties at either date. The decline reflects primarily a $3 settlement of an outstanding claim during the first quarter of 2004. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $8 at September 30, 2004 and $12 at December 31, 2003.

Environmental Liabilities — We estimate contingent environmental liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     At September 30, 2004, we had accrued $63 for contingent environmental liabilities, compared to $67 at December 31, 2003, with no recovery from other parties recorded at either date. The difference between our minimum and maximum estimates for these liabilities was $11 at September 30, 2004 and $10 at December 31, 2003.

     Included in these accruals are amounts in connection with the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are one of four potentially responsible parties (PRPs). The site has three “Operable Units.” At September 30, 2004, we had accrued a total of $5 for future work at Units 1 (off-site soil contamination) and 2 (on-site soil contamination), based on the remediation that has already been performed at Unit 1 and further work ordered by EPA in August 2004, the possible remedial alternatives identified by the United States Environmental Protection Agency (EPA) for Unit 2, and our assessment of the likely allocation of remediation costs for these Units among the PRPs. This accrual represents the lower end of the range of equally probable outcomes that we anticipated at the end of the third quarter of 2004. No amounts were accrued for Unit 3 (possible groundwater contamination), since no site investigation for this Unit has been conducted and we cannot predict whether there will be a need for remedial action related to the Unit. On September 30, 2004, the EPA issued a Record of Decision (ROD) for Unit 2 proposing a remedy with an estimated cost of $69. We are reviewing the ROD with our technical and legal consultants. We will determine whether to change our accrual for the site after we complete this review, taking into consideration the remedy selected in the ROD and other alternatives, the enforceability of the ROD, the participation of the other PRPs and other relevant factors. We are also engaged in discussions with our insurance carrier concerning coverage for this matter.

Other Liabilities — Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements in connection with asbestos-related product liability claims and some of the settling claimants are seeking payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR member companies, our insurers and the claimants to resolve these issues. At September 30, 2004, we estimated our total liability related to these matters to be approximately $49 and the amount recoverable to be $30. To date, we have paid $46 in connection with these claims. These amounts compare to a total estimated liability of $48, a recoverable of $30 and actual payments of $24 recorded at December 31, 2003. These amounts take into account the current status of negotiations with our insurers, including the status of alternate dispute resolution proceedings and consultations with outside counsel.

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

Critical Accounting Estimates

General

     The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. When such changes are significant, adjustments to the effective annual rate are reflected in the interim period. During the third quarter of 2004, we recorded a $7 benefit as a result of adjusting our estimated annual effective tax rate.

Accounting Changes

     As discussed in Note 2 to the condensed consolidated financial statements, we adopted new accounting pronouncements as of January 1, 2004, including the adoption of FASB Staff Position FAS106-2 retroactively to January 1, 2004. These pronouncements did not have a material effect on our financial position as of January 1, 2004 or our results of operations or cash flows for the nine months ended September 30, 2004. However, the retroactive application of FSP FAS106-2 resulted in a restatement of our results of operations for the first and second quarters of 2004, increasing net income in each period by $2. Our critical accounting estimates, as described in our 2003 Form 10-K, were not materially affected by the new pronouncements.

Retiree Benefits

     We use several key assumptions to determine our obligation, funding requirements and expense under defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In addition, we consider the market related value of pension fund assets. Our assumptions were last revised in December 2003. Long-term interest rates, which are used to determine the discount rate, declined in 2003 and have continued to do so in 2004. As a result, we believe that an increase will occur in the amount of our pension obligation, as well as our future pension expense, when we make our next determination. The assumptions that will be used to determine our pension obligation at December 31, 2004 and the expense for 2005 will be finalized in December 2004.

     Using a discount rate of 5.75%, a rate that is 50 basis points lower than the rate used at December 31, 2003, would yield the following changes for our domestic plans: (1) an after-tax charge to shareholders’ equity in the range of $125 to $150 to adjust minimum pension liability at December 31, 2004, assuming no further change in our September 1, 2004 pension plan assets through December 31, 2004; and (2) a change in pre-tax pension cost from an expense of approximately $10 in 2004 (before curtailment or settlement adjustments) to an expense ranging from $25 to $30 in 2005. The cash requirement for 2005 would be comparable to the $33 in 2004. For our international defined benefit plans, the impact of changes in key assumptions would not be of the same magnitude as the domestic plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used and on the actual rate of return on plan assets. Upon the completion of the planned sale of our aftermarket business, we expect to utilize a portion of the proceeds from such sale to make additional contributions to fund certain of our pension obligations, which would generally offset the effects of lowering the discount rate.

     Obligations and expense of medical and life insurance benefits provided to certain retired employees under post retirement benefit plans will also be impacted by changes in assumptions. Using a discount rate more reflective of current rates would decrease expense slightly in 2005 when compared to 2004. The ultimate impact on the financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.

Restatement of Gross and Operating Margins

     In the third quarter of 2004, we adopted FASB Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” We adopted this guidance retroactively to January 1, 2004 and have accordingly restated our results of operations for the first two quarters of 2004. Additionally, the SBU operating ratios in our Form 10-Q for the period ended June 30, 2004 were not prepared on a comparable basis as that used in this Form 10-Q, (see margin data for the periods ended September 30, 2004, under Results of Operations below) or in the Form 10-Q for the period ended March 31, 2004. Whereas intercompany sales were included in the sales base for purposes of calculating the SBU operating ratios in the first and third quarters, they were not included in the sales base for the second quarter. The following tables reflect the impact of the restatement for FASB Staff Position FAS No. 106-2 and the adjustment for the inclusion of intercompany sales on the gross and operating margin ratios for the three and six months ended June 30, 2004.

Gross and Operating Margin Analysis

Three Months Ended June 30,	As a Percentage of Sales
			Increase /	%
	2004	2003	(Decrease)	Change

Gross Margin:
ASG	9.50%	8.93%	0.57%	6.38%
HVTSG	12.86%	11.77%	1.09%	9.26%
Consolidated	9.88%	8.65%	1.23%	14.22%
Selling, general and administrative expenses:
ASG	3.79%	4.36%	(0.57)%	(13.07)%
HVTSG	5.49%	5.96%	(0.47)%	(7.89)%
Consolidated	5.29%	7.02%	(1.73)%	(24.64)%
Operating margin:
ASG	5.72%	4.57%	1.15%	25.16%
HVTSG	7.37%	5.81%	1.56%	26.85%
Consolidated	4.58%	1.63%	2.95%	180.98%

Gross and Operating Margin Analysis

Six Months Ended June 30,	As a Percentage of Sales
			Increase /	%
	2004	2003	(Decrease)	Change

Gross Margin:
ASG	9.29%	9.02%	0.27%	2.99%
HVTSG	12.67%	11.78%	0.89%	7.56%
Consolidated	9.40%	8.75%	0.65%	7.43%
Selling, general and administrative expenses:
ASG	3.81%	4.46%	(0.65)%	(14.57)%
HVTSG	5.65%	6.25%	(0.60)%	(9.60)%
Consolidated	5.54%	6.95%	(1.41)%	(20.29)%
Operating margin:
ASG	5.48%	4.57%	0.91%	19.91%
HVTSG	7.02%	5.53%	1.49%	26.94%
Consolidated	3.86%	1.80%	2.06%	114.44%

     The text accompanying the tables within the Results of Operations in our Form 10-Q for the three months ended June 30, 2004 continues to be appropriate, with one exception. The change in the ASG gross margin for the six months ended June 30, 2004, which was described as “a modest year-over-year decline,” is in fact a modest increase.

Results of Operations (Third Quarter 2004 versus Third Quarter 2003)

     Our manufacturing operations are organized into market-focused strategic business units. Our SBUs are Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). In March 2004, we combined the ASG and the Engine and Fluid Management Group (EFMG) under the ASG name. In December 2003, we announced our intention to sell substantially all of our automotive aftermarket business, which had been reported in prior periods as the Automotive Aftermarket Group (AAG) business segment. We have classified this business as a discontinued operation. The results of the discontinued operations are discussed more fully in a subsequent section. Our segment reporting for all periods has been restated to reflect these changes. After these changes, our segments are ASG, HVTSG and DCC.

     Sales of our continuing operations by region for the third quarter of 2004 and 2003 were as follows:

					Dollar Change Due To
	Three Months						Organic
	Ended September 30,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
North America	$1,383	$1,289	$94	7%	$8		$86
Europe	408	336	72	21%	31	(1)	42
South America	171	122	49	40%	3		46
Asia Pacific	152	133	19	14%	8		11

	$2,114	$1,880	$234	12%	$50	$(1)	$185

     Organic change is the residual change in sales after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar since the third quarter of 2003 played a significant role in increasing our 2004 sales. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     Organic growth in North America resulted primarily from new business programs which came on stream and from higher production levels in the commercial vehicle market. North American light vehicle production in the third quarter of 2004 was relatively flat when compared to the third quarter of 2003. Similar to the first half of 2004, passenger car production was down while the light truck segment — which is our primary light-duty market — was up. The increase in light truck production in the third quarter was about 2% when compared to the third quarter of 2003. Our North American sales also benefited from higher year-over-year production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to approximately 62,000 units in the third quarter of 2004 from 46,000 units in the same period in 2003. While not as significant as in the Class 8 segment, growth in the medium-duty segment was also strong as unit production increased around 20% from the same period last year.

     In Europe, the organic sales growth was primarily in our off highway operation of HVTSG. Higher sales here were a result of strengthening agricultural and construction markets, along with new customer programs. In South America, the organic sales increase reflects new business in ASG as well as stronger light vehicle production.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Dollar Change Due To
	Three Months						Organic
	Ended September 30,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
ASG	$1,535	$1,392	$143	10%	$37		$106
HVTSG	562	471	91	19%	12	(1)	80
Other	17	17	—	—%	1		(1)

	$2,114	$1,880	$234	12%	$50	$(1)	$185

     ASG principally serves the light vehicle market, with some driveshaft sales to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG, due in part to new structural content on Ford’s F-series pickup and General Motors’ Colorado/Canyon pickup. Our axle and driveshaft businesses also contributed with new content on light vehicles produced by BMW and Nissan. Sales also benefited from increased production levels, as ASG’s primary market — the North American light truck market — was up about 2% compared to the third quarter of last year.

     HVTSG focuses on the commercial vehicle and off highway markets. More than 90% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 and medium-duty segments being up significantly, as previously noted. Partially offsetting the overall market increase in the commercial vehicle sector were lower sales resulting from a discontinued program with Mack Truck. In off highway, global production levels in our key market segments, including construction, agricultural and material handling, are up about 5% in 2004. Most of our sales are in North America and Europe where certain segments are experiencing even higher production demands. Our off highway business is also benefiting from new customer programs which added to current year sales.

     Pre-tax losses of $50, including $21 of impairment charges, incurred in connection with DCC asset sales more than offset revenue from lease financing and other income, resulting in net other expense of $7 in the third quarter of 2004 compared to income of $41 in the same period in 2003. Lease revenue declined $6 as a result of lower asset levels in our DCC operations where our program of asset divestiture continues. The after-tax effect of the DCC sales, including tax benefits due to the utilization of capital loss carryforwards, increased net income by $2 for the third quarter of 2004.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	%
Three Months Ended September 30,	2004	2003	(Decrease)	Change
Gross Margin:
ASG	7.47%	8.53%	(1.06)%	(12.43)%
HVTSG	12.68%	12.93%	(0.25)%	(1.93)%
Consolidated	7.69%	7.91%	(0.22)%	(2.78)%
Selling, general and administrative expenses:
ASG	3.76%	4.02%	(0.26)%	(6.47)%
HVTSG	5.75%	5.84%	(0.09)%	(1.54)%
Consolidated	5.85%	6.10%	(0.25)%	(4.10)%
Operating margin:
ASG	3.71%	4.51%	(0.80)%	(17.74)%
HVTSG	6.94%	7.09%	(0.15)%	(2.12)%
Consolidated	1.84%	1.81%	0.03%	1.66%

     In the ASG, the reduction in gross margins was due in large part to a year over year increase in steel costs of $21. Outside North America, ASG has had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusting for the higher steel costs, ASG’s gross margins in 2004 would have been 8.86%. Favorably impacting margins in the quarter were higher overall sales and lower start-up costs in our structures business where a number of major programs like the Ford F-150 and GM Colorado/Canyon pickups were in early launch phases during the second half of 2003.

     The underlying improvement in HVTSG margins year over year from higher production in the commercial vehicle market is not readily apparent. HVTSG’s results in last year’s third quarter benefited by a reduction to expense of $10 due to adjusting provisions previously established for closing the operation’s Lugoff, South Carolina facility. HVTSG’s margins in 2004 were negatively impacted by steel cost, net of recoveries, of $5. Excluding these items from the calculation of gross margin in both years, quarterly gross margin would have improved from 10.9% in 2003 to 13.8% in 2004.

     Consolidated selling, general and administrative (SG&A) expenses of $123 in the third quarter of 2004 were up from $115 in the comparative period in 2003. SG&A expenses within our manufacturing operations, which remained flat as a percentage of sales, increased in absolute dollars during the quarter. Within DCC, a $10 reduction in SG&A resulted from the gradual phase-out of our leasing operations.

			Dollar
	2004	2003	Change
Income (loss) before income taxes	$(33)	$20	$(53)

     The positive effects of higher sales were more than offset by higher steel costs, interest expense and SG&A expenses. The increase in interest expense in the third quarter of 2004 is due to a $10 adjustment to accrued interest related to our accounts receivable securitization program, partially offset by both lower average interest rates and lower average debt outstanding. Additionally, as noted previously, DCC asset sales in 2004, although profitable on an after-tax basis, generated pre-tax losses that were reported on the other income line. The net result was a decrease in income before taxes of $53 in 2004 when compared to the third quarter of last year.

			Dollar
	2004	2003	Change
Income tax benefit	$81	$13	$68

     We recognized income tax benefits in the third quarter of both 2004 and 2003 that resulted in net tax provisions that were far more favorable than would be expected at the U.S. statutory rate of 35%. The income tax benefit of $81 reported for the third quarter of 2004 was $69 more than the amount derived by applying a 35% rate. For the same period in 2003, the income tax benefit of $13 was $20 more favorable than an anticipated expense provision of $7 derived by applying a 35% rate. The most significant favorable impacts are related to a capital loss generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is subsequently reduced when transactions generating capital gains occur, or are more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the third quarter of 2004, we released $57 of the valuation allowance against our capital loss carryforward due primarily to the sale of certain DCC assets and the carryback of capital losses to prior years resulting from the settlement of certain outstanding tax issues. Additionally, a tax benefit of $9 was recorded in connection with adjustments associated with the finalization of prior-year tax returns and $7 was credited to income tax benefit as a result of modifying our estimated annual effective tax rate during the third quarter. During the third quarter of 2003, $17 of the valuation allowance was released due to DCC asset sales or sales that were more likely than not to occur.

     Similarly, deferred tax assets relating to net operating losses generated in certain jurisdictions where realization is not more likely than not to occur are offset by valuation allowances. As income is forecasted in these jurisdictions, the income tax benefit is included as a component of the estimated annual effective tax rate applied in interim periods.

			Dollar
	2004	2003	Change
Equity in earnings of affiliates	$6	$5	$1

     Equity earnings were essentially flat in the third quarter of 2004 when compared to the same period in 2003.

Results of Operations (Nine Months 2004 versus Nine Months 2003)

     Sales of our continuing operations by region for the first nine months of 2004 and 2003 were as follows:

Geographical Sales Analysis

					Dollar Change Due To
	Nine Months						Organic
	Ended September 30,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
North America	$4,554	$4,085	$469	11%	$38		$431
Europe	1,288	1,074	214	20%	119	(5)	100
South America	454	315	139	44%	19		120
Asia Pacific	460	394	66	17%	49	(21)	38

	$6,756	$5,868	$888	15%	$225	$(26)	$689

     The strengthening of certain international currencies against the U.S. dollar versus year-ago rates played a significant role in increasing our 2004 sales, adding nearly 4%. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     North American light vehicle production in the first nine months of 2004 was relatively flat when compared to the same period in 2003. While passenger car production declined, the light truck segment was up about 4%. Our North American sales also benefited from higher year-over-year production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to approximately 180,000 units in 2004 from 126,000 units in 2003. Also contributing to our sales growth in North America were a number of new vehicle programs which had come on stream since the middle of 2003.

     Elsewhere in the world, stronger off highway production was the primary factor driving higher organic sales in Europe as light vehicle production was nearly flat. New business programs with off highway customers also contributed to the European sales growth. In South America, domestic volumes began to strengthen as exports to the U.S. drove volumes higher when compared to last year and sales also benefited from new business programs in ASG. The organic sales growth in Asia Pacific related primarily to net new business gains in the light vehicle market by ASG.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the SBUs, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Dollar Change Due To
	Nine Months						Organic
	Ended September 30,		Dollar	%	Currency	Acquisitions/	Change &
	2004	2003	Change	Change	Effects	Divestitures	Other
ASG	$4,966	$4,396	$570	13%	$174	$(23)	$419
HVTSG	1,732	1,425	307	22%	48	(3)	262
Other	58	47	11	23%	3		8

	$6,756	$5,868	$888	15%	$225	$(26)	$689

     ASG principally serves the light vehicle market, with some driveshaft sales to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG, due in part to new structural content on Ford’s F-series pickup and General Motors’ Colorado/Canyon pickup. Our axle and driveshaft businesses also contributed with new content on SUVs produced by BMW and Nissan. Sales also benefited from increased production levels, as ASG’s primary market — the North American light truck market — was up about 4% compared to the same period last year.

     HVTSG focuses on the commercial vehicle and off highway markets. This group’s sales are predominantly in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 segment being up by more than 40%. Overall, off highway production levels have also been strong this year. In North America, construction and agriculture markets are up more than 10%, while the European construction market is up about 5%. New programs with off highway customers are also contributing to higher 2004 sales.

     Revenue from lease financing and other income was $32 in the first nine months of 2004 compared to $113 in the same period in 2003. Lease revenue continues to decline as we divest assets in our DCC operation. Other income in 2004 included $44 of pre-tax losses and $21 of impairment charges related to the sales of DCC assets. Similar to our experience in this year’s third quarter, these losses were more than offset by tax benefits realized on the underlying transactions.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

     Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	%
Nine Months Ended September 30,	2004	2003	(Decrease)	Change
Gross Margin:
ASG	8.73%	8.86%	(0.13)%	(1.47)%
HVTSG	12.68%	12.16%	0.52%	4.28%
Consolidated	8.87%	8.48%	0.39%	4.60%
Selling, general and administrative expenses:
ASG	3.79%	4.31%	(0.52)%	(12.06)%
HVTSG	5.68%	6.11%	(0.43)%	(7.04)%
Consolidated	5.64%	6.68%	(1.04)%	(15.57)%
Operating margin:
ASG	4.94%	4.55%	0.39%	8.57%
HVTSG	7.00%	6.05%	0.95%	15.70%
Consolidated	3.23%	1.80%	1.43%	79.44%

     During the first nine months of 2004, we experienced a year-over-year decline in gross margin in ASG. The impact of higher steel costs net of customer recoveries during the 2004 period was $33. Excluding these costs, gross margin would have been 9.38%. Other factors in ASG that reduced gross margins during the first nine months of 2004 were higher pension and healthcare costs and customer price reductions.

     The strutures business continues to negatively impact ASG’s margins. Significant front-end costs are normal in this business but 2003 was atypical in that we launched a greater number of major programs in the year than is normal for us. Some of these were major programs with large volumes - including the new Ford F-150 pickup (the highest selling pickup in North America) and the General Motors Colorado/Canyon pickup — and the start-up costs were proportionately higher. Certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs during the second half of 2003 and into 2004.

     The benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives and the margin associated with higher sales volume were not sufficient to offset the increased costs noted above.

     The improvement in HVTSG’s gross margin in the first nine months of 2004 was due primarily to organic growth, which accounted for 85% of the increase in sales. The impact of higher steel costs net of customer recoveries during the period was $11. Excluding these costs, gross margin would have been approximately 13.4%. Other factors in HVTSG that reduced gross margins during the first nine months of 2004 were higher pension and healthcare costs.

     The $381 total of consolidated selling, general and administrative (SG&A) expenses in the first nine months of 2004 is down $11 from the comparative period in 2003. Exclusive of DCC, SG&A expenses were up $17, including a $13 increase due to the exchange effects of a weaker U.S. dollar against our major international currencies. As a percentage of sales, SG&A expenses in our manufacturing businesses dropped from 6.7% in the first nine months of 2003 to 5.6% in 2004. SG&A expenses associated with our DCC operations decreased $39 as we continue to divest the related assets.

			Dollar
	2004	2003	Change
Income before income taxes	$82	$50	$32

     The positive effects of higher sales and improved gross margins combined with reduced interest expense to more than offset the drop in lease and other revenues. The net result was an improvement in income before taxes of $32 in 2004 when compared to the first nine months of last year. Interest expense decreased $5 in the first nine months of 2004. The benefits of both lower average interest rates and lower average debt outstanding were partially offset by the $10 third-quarter adjustment to interest expense.

			Dollar
	2004	2003	Change
Income tax benefits	$78	$34	$44

     We experienced income tax benefits in the first nine months of both 2004 and 2003 that resulted in net tax provisions that were far more favorable than would be expected by applying the U.S. statutory rate of 35%. The net tax benefit of $78 reported for the first nine months of 2004 was $107 more favorable than the expense that would have been derived by applying the 35% rate. For the first nine months of 2003, the net tax benefit of $34 was $52 more favorable than an expense provision of $18 derived by applying the 35% rate. The favorable impacts resulted primarily from a capital loss generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded in 2002 against the related deferred tax asset. The valuation allowance is subsequently reduced when transactions generating capital gains occur or are more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the first nine months of 2004, we released $87 of the valuation allowance provided on the deferred tax asset related to our capital loss carryforward due to the sale of certain DCC assets and the settlement of certain outstanding tax issues. We also recorded benefits of $9 in connection with adjustments associated with the finalization of prior-year tax returns. During the first nine months of 2003, $42 of the valuation allowance was released due to DCC asset sales.

     Similarly, deferred tax assets relating to net operating losses generated in certain jurisdictions where realization is not more likely than not to occur are offset by valuation allowances. As income is forecasted in these jurisdictions, the income tax benefit is included as a component of the estimated annual effective tax rate applied in interim periods.

			Dollar
	2004	2003	Change
Equity in earnings of affiliates	$27	$39	$(12)

     Equity earnings declined $12 in the first nine months of 2004 when compared to the same period of 2003. DCC’s equity affiliates accounted for substantially all of the change.

Discontinued Operations

     During 2003 our discontinued operations included the Engine Management business, the sale of which was completed in the second quarter of 2003, and one plant of the Boston Weatherhead Division, which was closed in early 2003. In December 2003, we announced plans to divest substantially all of our automotive aftermarket business. At September 30, 2004, the automotive aftermarket business remained unsold and continued to be accounted for as a discontinued operation under SFAS No. 144. An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the third quarter of 2004 and 2003 follows:

		Change
		Between
	2004	Periods	2003
Net Sales:
Automotive Aftermarket	$540	$10	$530

Total Discontinued Operations	$540	$10	$530

Income (Loss) from Discontinued Operations:
Automotive Aftermarket	$(5)	$(29)	$24
Engine Management	(6)	(6)

Total Discontinued Operations	$(11)	$(35)	$24

     Total sales of discontinued operations for the third quarter of 2004 are 2% higher than in the same period a year earlier. The results for the third quarter of 2004 reflect unusual charges of $30 after tax. Included is a $20 tax charge to reinstate the valuation allowances on the capital loss carryforwards. During the second quarter of this year, we recognized a $20 tax benefit relating to the sale of the aftermarket business based on our assessment at that time that we would more likely than not be able to use a portion of a capital loss carryforward that had been fully reserved. Based on our current assessment of the transaction, recognition of this tax benefit is no longer warranted. Additionally, $10 in after-tax charges were taken primarily to recognize costs associated with warehouses retained as part of the sale of the Engine Management business and to recognize transaction costs associated with the aftermarket sale.

     Excluding the $30 of unusual charges, income from discontinued operations would have been $19 in the third quarter of 2004. The $6 after-tax effect of higher steel costs is the primary reason that income from discontinued operations declined by $5 when compared to the same period in 2003.

     An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the first nine months of 2004 and 2003 follows:

		Change
		Between
	2004	Periods	2003
Net Sales:
Automotive Aftermarket	$1,607	$82	$1,525
Engine Management		(142)	142
Boston Weatherhead		(13)	13

Total Discontinued Operations	$1,607	$(73)	$1,680

Income (Loss) from Discontinued Operations:
Automotive Aftermarket	$43	$2	$41
Engine Management	(6)	—	(6)

Total Discontinued Operations	$37	$2	$35

     Sales in the automotive aftermarket were up 5% compared to last year, while income from discontinued operations is up $2. The improvement in net income was due primarily to margin on higher sales, which more than offset the reduction of income due to higher steel costs and the unusual charges which occurred primarily in the third quarter.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; increases in commodity costs, including steel, that cannot be recouped in product pricing; changes in business relationships with our major customers and in the timing, size and continuation of their programs; the ability of our customers and suppliers to achieve their projected sales and production levels; competitive pressures on our sales and pricing; the continued success of our cost reduction and cash management programs and of our long-term transformation strategy for the company; the success and timing of the divestiture of the automotive aftermarket business; and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within Liquidity and Capital Resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to our exposures to market risk since December 31, 2003.

     The financing activities of the first nine months of 2004 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.

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

     During the third quarter of 2004 testing of controls at our significant operating facilities was completed for both financial and information systems (I.S.) controls. We are in the process of remediating the exceptions found and conducting re-tests where necessary to ensure that proper controls are in place. Those exceptions identified as having the most significance will be given priority in terms of re-testing. The most frequent exceptions have been found in the area of account reconciliations, formal review and approvals, segregation of duties, and documentation. Limited testing of corporate level controls has been done. Corporate level controls will be tested during the fourth quarter and some testing may need to be done in early 2005. Management is continuously assessing the results of testing to determine if exceptions that have not been remediated might rise to the level of significant deficiencies or represent a material weakness. The results of corporate level control testing and exceptions that have not been remediated will be considered at year end to determine whether significant deficiencies or a material weakness exists at that time.

     There were no changes in Dana’s internal controls over financial reporting identified in connection with the evaluation by the CEO and CFO that occurred during Dana’s third quarter that have materially affected or are reasonably likely to materially affect Dana’s internal controls over financial reporting.

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

Environmental Proceedings — Since our report for the quarter ended June 30, 2004, there have not been any material developments in our previously reported environmental proceedings or any new environmental proceedings involving governmental agencies that are required to be reported in this report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total	Average
	Number of	Price
	Shares	Paid per
Period	Purchased	Share
July 2004	12,358	$18.64
August 2004
September 2004	945	16.70

	13,303	$18.50

     The above shares were repurchased in connection with (1) the vesting of restricted stock grants to satisfy the required payment of withheld income taxes and (2) the exercise of stock options to satisfy the payment of the exercise price and/or withheld income taxes.

ITEM 5. OTHER INFORMATION

     On October 20, 2004, we filed our third-quarter press release and supporting financial schedules, along with the slides from our conference call held that day, on Form 8-K. These financial schedules and slides included financial information of Dana Corporation, with Dana Credit Corporation (DCC), a wholly owned subsidiary, presented on an equity basis. This format conforms to the information presented and discussed in the segment disclosures included in our quarterly and annual financial statements. DCC’s financial business is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its performance measures are inconsistent with those of our other operating segments. The presentation of our financial information with DCC shown as our equity affiliate is not in accordance with accounting principles generally accepted in the United States. Accordingly, all such information presented in this manner is fully reconciled in supplementary schedules included in the Form 8-K report.

ITEM 6. EXHIBITS

     The Exhibits listed in the “Exhibit Index” at page 49 are filed with or furnished as a part of this report. Exhibit Nos. 10-D(2), L(1) and 10-O are management contracts.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: November 9, 2004	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING
10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed with this report

10-L(1)	First Amendment to Change of Control Severance Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on October 25, 2004

10-O	Separation Agreement, General Release and Covenant Not to Sue between Dana Corporation and M. A. Franklin	Filed with this report

10-P	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement, dated as of July 8, 2004, by and between Affinia Group Inc. and Dana Corporation	Filed by reference to Exhibit 99.1 to our form 8-K filed on November 2, 2004

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report