Form 10-K
period 2004-12-31
DANA CORP
filed 2005-03-09
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission file number 1-1063

DANA CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	34-4361040

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	New York Stock Exchange The Pacific Exchange

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant at February 28, 2005, was approximately $2,156,240,000.

There were 150,160,000 shares of registrant’s common stock, $1 par value, outstanding at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement for 2005 Annual Meeting of Shareholders	Part III

DANA CORPORATION - FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

(Dollars in millions, except per share amounts)

Item 1 - Business

     Dana Corporation is one of the world’s largest independent suppliers of modules, systems and components for light, commercial and off-highway vehicle original equipment (OE) manufacturers globally and for related OE service customers. Dana is focused on being an essential partner to our customers. Our products are used in passenger cars and vans; sport-utility vehicles (SUVs); light, medium and heavy trucks; recreational vehicles and motor homes; and a wide range of off-highway vehicles. From our introduction of the automotive universal joint in 1904 to the development of high-performance products for the 21st century, we have been focused on technological innovation. We are also highly focused on product quality, delivery and service, as evidenced by our numerous supplier quality awards. As a result, we have developed successful long-standing business relationships with thousands of customers worldwide.

     In addition, Dana has long served as one of the largest suppliers to the North American aftermarket. Nearly all of our automotive aftermarket operations were conducted through our Automotive Aftermarket Group (AAG). In December 2003, we announced our intention to sell substantially all of the AAG. That portion of the AAG has been presented in our financial statements as a discontinued operation. The sale was completed on November 30, 2004. The remaining portion of the AAG, which distributes engine hard parts, has become a part of our engine and fluid management operations, within our Automotive Systems Group (ASG).

     In the first quarter of 2004, we combined the ASG and the former Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The combined operations produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our continuing operations are now organized into the following market-focused business units:

•	ASG manufactures and sells drivetrain modules, systems and components, consisting of axles, driveshafts, structures, and chassis and steering products, for the automotive and light vehicle markets, as well as driveshafts for the commercial vehicle market and sealing, thermal management, fluid transfer, and engine power products for the automotive, light and commercial vehicle and leisure and outdoor power equipment markets. The group also provides systems assembly, management, and integration services and related service parts. In 2004, ASG generated sales (including inter-segment sales) of $6,845 and its largest customers were Ford Motor Company (Ford), DaimlerChrysler AG (DaimlerChrysler) and General Motors Corporation (General Motors). At December 31, 2004, ASG had 148 major facilities, operated in 25 countries and employed 36,200 people.

•	Heavy Vehicle Technologies and Systems Group (HVTSG) manufactures and sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transaxles, transmissions and electronic controls for the off-highway market. In 2004, HVTSG generated sales (including inter-segment sales) of $2,357 and its largest customers were PACCAR Inc, Volvo Group, and International Truck & Engine Corp. At December 31, 2004, HVTSG had 20 major facilities, operated in 12 countries and employed 8,000 people.

     For nearly two decades, we were a leading provider of lease financing services in selected markets through our wholly owned subsidiary, Dana Credit Corporation (DCC). However, in October 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our core businesses. Over the last three years, we have sold significant portions of DCC, reducing the total portfolio assets of $2,200 at the end of 2001 to approximately $830 at the end of 2004. While certain assets of DCC will be retained within Dana, other assets remain for sale. During 2005, we will continue our effort to maximize the value of these assets to Dana and its shareholders.

     You can find more information about the operating results of our business units in “Note 22. Business Segments” on pages 83 - 88 of this Form 10-K.

Strategy

     Our overall strategic direction is set out in our Vision 2010 plan for strategic growth. Our goals under this plan represent an increased emphasis on anticipating the needs of our markets and serving our customers.

     Vision 2010 provides an over-arching direction for the key elements of our strategic business plan. These elements include:

     Focus and Expand Core Businesses. We believe that our core businesses are the key to the long-term profitable growth of our company. These core businesses focus on the development, design and manufacture of our core products: axles, driveshafts, structures, fluid systems, and bearing and sealing products. These businesses have leading market positions and brand equity and provide our customers with value-added solutions and products.

     Our OE customers continue to target improved asset utilization, speed to market, lower cost, lower investment risk, and greater flexibility and to look for outsourcing alternatives. We expect that our global presence and technological and engineering capabilities, as well as our experience, scale of operations and long-standing relationships with major OE customers, will enable us to continue to take advantage of this opportunity. We project net new business, based on our review of our customers’ production estimates, will add approximately $410 to our sales revenue in 2005 and approximately $960 for the period 2005-2007. The new business is not only with our traditional U.S.-based OE customers, but also with OE manufacturers such as BMW, Isuzu, Nissan and Toyota.

     Focus on Capital and Operating Efficiency. In 2004, we continued to focus on opportunities to optimize our resources and reduce manufacturing costs and undertook initiatives to maximize our return on invested capital and to improve cash flow. As part of our effort to optimize resources, we have taken significant actions to leverage our global strategic sourcing efforts by eliminating duplication, driving commonality and achieving economies of scale in purchased goods and services. We are also standardizing operational processes, such as information technology, and manufacturing and quality initiatives to promote greater sharing of best practices and deliver consistently high performance across our enterprise.

     Evaluate Strategic Alliances, Joint Ventures and Selected Divestiture and Acquisition Opportunities. Among the keys to our business plan is the concept of capitalizing on strategic alliances and joint ventures. Such relationships offer opportunities to expand our capabilities with a reduced level of investment and enhance our ability to provide the full scope of services required by our customers. We have a number of strategic alliances, including our Roadranger™ marketing program with Eaton Corporation and programs with GETRAG Cie, to strengthen our portfolio of advanced axle technologies; Motorola Inc., to integrate its electronic expertise into the development of advanced technology for traditionally mechanical components; Bühler Motor Inc., to provide advanced automotive motor-module technologies and manufacturing expertise to support our product applications, Emerson Electric Co. to develop a series of actuator products and related components for the global electronic steering market, and Bendix Commercial Vehicle Systems LLC, to combine complementary technologies for wheel-end braking systems.

     In 2003, we expanded our existing partnership with GETRAG to encompass a joint venture with Volvo Car Corporation to produce all-wheel-drive and chassis systems and components for passenger cars and sport utility vehicles.

     Our divestiture activities in 2004 are described elsewhere in this report. We will continue to evaluate non-core operations for divestiture in the future. We will also evaluate potential acquisition candidates that have product platforms complementary to our core OE businesses, strong operating potential and strong existing management teams. We believe that targeted acquisitions will help us achieve our long-term objectives.

     Other elements of our Vision 2010 plan are as follows:

     Customers. We will be an essential partner with our customers by identifying and delivering innovative solutions within global, diversified customer, and product portfolios. We will focus on knowing our customers’ expectations, nurturing enduring relationships through trust and collaboration, and employing rigorous program management to produce flawless launches.

     People. We will build a faster and more capable Dana with diverse, energized, and passionate people thriving on performance. We will cultivate a learning organization that values education and personal growth; create and build upon teamwork, shared ideas, and processes; and recognize and reward our people for results.

     Financial Performance. We will deliver industry-leading shareholder value by consistently growing profits through world-class lean methods and supply chain excellence with fact-based decision making. We will deliver consistent top- and bottom-line growth, focus on sustainability of cash flow, and maintain a strong balance sheet.

2004 Overview

     The sale of our automotive aftermarket business in November was a major development in 2004. The proceeds from the sale ($968), in combination with proceeds from a new issuance of debt ($450), were used in part to repurchase long-term debt having a face value of approximately $900 and to make an extra contribution of approximately $200 to our pension funds, improving the funding status of our pension plans. These actions significantly strengthened our financial position. Our ratio of net debt to capital, excluding Dana Credit Corporation, approximated 35% at December 31, 2004 - down from 45% at the start of the year. The debt we repurchased removed any “high yield” covenants that provided limitations on certain actions – thereby increasing our financial flexibility. Following these actions, two leading credit rating agencies returned us to “investment grade” in December 2004.

     In terms of our 2004 results from operations, net income of $82 was negatively impacted by $180 of unusual net charges. The repurchase of debt discussed in the previous paragraph resulted in an after-tax charge of $96. The sale of the aftermarket business, net of gains from the sale of Dana Credit Corporation assets, produced a net loss of $30. And, we incurred an after-tax charge of $54 on additional realignment actions.

     Exclusive of unusual net charges, these results compare favorably to our results in 2003, when net income totaled $222, but included $39 of net gains from unusual items. Contributing to the significant improvement in year-over-year net income exclusive of unusual items were margin from higher sales, benefits from cost reduction initiatives and favorable tax benefits. These items more than offset the impact of higher steel costs in 2004, which reduced net income by approximately $70 when compared to steel costs in 2003.

     In summary, we improved our balance sheet and our operational performance in 2004 despite a challenging operating environment, positioning the company for future growth.

Geographic Areas

     We maintain administrative organizations in four regions - North America, Europe, South America and Asia Pacific - to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our business units.

     Our operations are located in the following countries (shown by the regions in which we administer them):

South
North America	Europe		America	Asia Pacific
Canada	Austria	Slovakia	Argentina	Australia
Mexico	Belgium	Spain	Brazil	China
United States	France	Sweden	Colombia	Indonesia
	Germany	Switzerland	South Africa	Japan
	India	Turkey	Uruguay	South Korea
	Italy	United Kingdom	Venezuela	Taiwan
Thailand

     Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those we produce in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.

     Consolidated non-U.S. sales were $3,911, or 43% of our 2004 consolidated sales. Our non-U.S. net income was $273, as compared to consolidated net income of $82 in 2004. These amounts include $31 of equity in earnings of non-U.S. affiliates.

     You can find more information about our regional operating results in “Note 22. Business Segments” on pages 83 - 88 of this Form 10-K.

Customer Dependence

     We have thousands of customers around the world and have developed long-standing business relationships with many of them. Ford and General Motors were the only individual customers accounting for 10% or more of our consolidated sales in 2004. We have been supplying products to these companies and their subsidiaries for many years. As a percentage of total sales, sales to Ford were 25%, 27% and 26% in 2004, 2003 and 2002, and sales to General Motors were 11%, 9% and 9%. Loss of all or a substantial portion of our sales to Ford, General Motors or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance, in such event, that the lost volume would be replaced.

Products

     The following table presents the relative sales of our continuing operations by core product for the last three years:

	Percentage of Consolidated Sales
Type of Products	2004	2003	2002
Axle	43%	43%	44%
Driveshaft	14	13	13
Structural	12	11	10
Bearings and sealing	10	10	9
Fluid systems	9	11	11

	88	88	87
Other	12	12	13

	100%	100%	100%

     None of our other products individually accounted for 10% of sales in these periods.

Sources and Availability of Raw Materials

     We use a variety of raw materials in the production of our products, including steel and products containing steel, forgings, castings and bearings. Other commodity purchases include aluminium, brass, copper and plastics. Our operating units purchase most of the raw materials they require from suppliers located within their local geographic regions. Generally, these materials are available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations are dependent on single sources for some raw materials as a result of the consolidations we have been making in our supply base in order to manage and reduce our production costs. While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material, from time to time, due to strong demand, capacity limitations and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers when they have requested them.

     Increasing steel and other raw material costs, primarily resulting from limited capacity and high demand among steel suppliers, had a major adverse effect on our results of operations during 2004, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Seasonality

     Our businesses are generally not seasonal. However, our sales are closely related to production schedules of our OE manufacturing customers and historically those schedules have been weakest in the third quarter of the year.

Backlog

     Generally, our products are not on a backlog status. They are produced from materials that are generally available in ample quantities and have a relatively short manufacturing cycle. Each operating unit maintains its own inventories and production schedules and some of our products are available from more than one facility.

Competition

     Within each of our continuing operating segments, we compete with a variety of independent suppliers and distributors, as well as the in-house operations of certain OE manufacturers. We compete primarily on the basis of price, product quality, technology, delivery and service.

     A summary by operating segment is set forth below:

     Automotive Systems Group – We are one of the primary independent suppliers in torque and traction technologies (axles, driveshafts, and drivelines), structural solutions (frames) and system integration technologies (including advanced modularity concepts and systems). Our primary competitors include American Axle, in-house operations of DaimlerChrysler, GKN, Magna, Tower Automotive, ThyssenKrupp, Visteon and ZF Group. We are also one of the leading independent suppliers of sealing systems (gaskets and cam covers), thermal management (thermal acoustical shields, heat exchangers, and small radiators), fluid transfer (fuel rails, brake lines and HVAC routing) and power products (piston rings and engine bearings). On a global basis, our primary competitors in sealing systems are ElringKlinger, Federal Mogul and Freudenberg NOK. Competitors in thermal management include Behr, Delphi, Modine and Valeo. On the fluid transfer side of the business, we compete against companies such as Delphi, Eaton, Valeo and Visteon. Primary competitors on the power products side of the business include Federal Mogul and Mahle.

     Heavy Vehicle Technologies and Systems Group – We are one of the primary independent suppliers of axles, driveshafts and brakes for both the medium and heavy truck markets, as well as various off-highway segments. With regard to the off-highway markets specifically, we also specialize in the manufacturing of transmissions. Our primary competition in North America includes ArvinMeritor in the medium and heavy truck markets and Hendrickson in the trailer market. Other major competitors in Europe include OE manufacturers’ vertically integrated operations in the heavy truck markets, as well as Carraro, ZF Group and OE manufacturers’ vertically integrated operations in the off-highway markets.

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

     We own or have licensed numerous trademarks which are registered in many countries, enabling us to market our products worldwide. Our Spicer®, Victor Reinz®, Clevite®, Glacier® and Vandervell® trademarks, among others, are widely recognized in their respective industries.

Research and Development

     Our objective is to be a leader in offering superior quality, technologically advanced products to our customers at competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

     In addition, we engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop disruptive products for existing and new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. One example of locations where these efforts are being integrated is our new ASG Technology Center that opened in late 2003. At December 31, 2004, ASG had 22 technical centers and HVTSG had 4. Our spending on engineering, research and development and quality control programs was $269 in 2004, $252 in 2003 and $248 in 2002.

Employment

     Our worldwide employment (including consolidated subsidiaries) was approximately 45,900 at December 31, 2004. This represents a 35% reduction from the number of people reported at the end of 2001, which is attributable to our restructuring activities and divestitures.

Environmental Compliance

     We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2004. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and

Remediation” under “Note 1. Summary of Significant Accounting Policies” on page 52 and under “Note 18. Commitments and Contingencies” on pages 77 through 80 of this Form 10-K.

Risk Factors

     Among the risks that could materially adversely affect our business, financial condition or results of operations are the following:

     Our business is affected by the cyclical nature of the OE markets that we serve. Our financial performance depends, in large part, on the varying conditions in the global automotive, commercial vehicle and off-highway OE markets that we serve. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and, in the vehicular markets, changes in fuel costs. Our sales of vehicular products are also impacted by OE manufacturer inventory levels and production schedules. In North America, our largest market, while light duty production levels have remained relatively stable for the past few years, the OE manufacturers have increasingly used incentives to stimulate and maintain demand levels. Whether these incentives and the demand levels can be maintained indefinitely is uncertain.

     We are faced with increasing commodity costs that we may be unable to fully recover. Increasing steel and other raw material costs had a significant impact on our results and those of others in our industry in 2004. As a result of limited capacity and high demand, steel suppliers began assessing price surcharges and increasing base prices during the fourth quarter of 2003. The increased costs continued throughout 2004, impacting us most significantly during the second half of the year. Our purchases of steel were approximately $1,700 in 2004, with about 30% in the form of raw steel from mills and processors and the balance coming from components or products containing steel. Compared to our costs at the end of 2003, steel cost surcharges and price increases, net of recoveries from our customers, reduced our net income by $55 after tax in our continuing operations during 2004, and we expect to experience an additional adverse impact during 2005 of $45, after tax, net of customer recoveries.

     We could be adversely affected if we experience shortages of components from our suppliers. We spend approximately $4,500 annually for purchased goods and services. In an effort to manage and reduce these costs, we have been consolidating our supply base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and could not procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our revenues, margins and customer relations.

     A few customers account for a significant share of our business. Sales to Ford, General Motors and DaimlerChrysler accounted for 44% of our sales in 2004 and sales to PACCAR, Navistar, Renault-Nissan, Volvo Truck and Toyota accounted for another 18%. Sales to these customers are made under various contracts with differing expiration dates, generally relating to particular vehicle models. The loss of any of these companies as a customer, the loss of business with respect to one or more of the vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.

     We are faced with continued price reduction pressure from our customers. A challenge that we and other suppliers to the vehicular markets face is the effect of continued price reduction pressure from our customers. Our largest customers, the U.S.-based light vehicle OE manufacturers, in particular have experienced market share erosion to non-U.S.-based light vehicle manufacturers over the past few years, thereby putting pressure on their profitability. To the extent this trend continues, we expect the price reduction pressures that we face will be ongoing. Our realignment and outsourcing initiatives have helped position us for this situation. While ongoing cost reduction and lean manufacturing programs are important to sustaining and improving our margins, there is no assurance that we will be able to maintain or improve our historical levels of profitability.

     The competitive environment in our OE automotive and commercial vehicle sectors is evolving. In recent years, the competitive environment among suppliers to the global OE manufacturers has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems. In addition, these sectors have experienced substantial consolidation. We expect to respond to these changes in our markets through strategic alliances, joint ventures, acquisitions and divestitures, as well as through other initiatives intended to maintain our competitiveness. However, there is no assurance that our efforts will be successful or that new or larger competitors will not significantly impact our business, results of operations and financial condition.

     Sources of financing may become unavailable to us. We have a long-term credit facility in the amount of $400 which matures in March 2010. This facility requires us to attain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA, as such terms are defined in the facility.

     We have an accounts receivable securitization program that provides up to $200 to help meet our periodic demands for short-term financing. The amounts available under this program are subject to reduction based on adverse changes in our credit rating or those of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to termination by the lenders if our credit ratings are lowered below B1 by Moody’s Investor Service and B+ by Standard and Poor’s.

     Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under these facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide collateral to the lenders or make other financial concessions. Any default under our credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     While we can give no assurances, we expect to be able to continue to secure short-term financing, but may be forced to adjust our programs if adequate funds are not available on acceptable terms or at all. In the event that we are unable to obtain short-term financing or such financing is not available on acceptable terms, our business, results of operations and financial condition may be adversely affected.

     We may not realize the deferred tax assets carried on our balance sheet. We evaluate the carrying value of our deferred tax assets quarterly. Excluding a capital loss carryforward generated in 2002 in connection with the sale of one of our subsidiaries, the most significant portion of our deferred tax assets consists of tax benefits recorded for operations in the United States. Our net federal and state deferred tax assets in the U.S. totaled $715 at December 31, 2004. To ensure realization of these assets, we must generate approximately $1,600 of pre-tax income in future years, assuming a 35% statutory tax rate. Although we currently believe that it is more likely than not that we will generate sufficient U.S.-based taxable income to realize these deferred tax assets, the full realization of these assets is not assured. If, as a result of changes in our competitive, operating, economic or regulatory environments, we conclude that it is more likely than not that we will be unable to fully realize these assets, we would be required to provide a full or partial valuation allowance against these deferred tax assets at that time. Providing such a valuation allowance would have an adverse effect on net income and shareholders' equity, the amount of which is likely to be material.

     We could be adversely affected by product liability claims, including those related to asbestos exposure. Currently, product liability claims are not material to our financial condition. However, we have exposure to asbestos-related claims and litigation because, in the past, some of our automotive products contained asbestos. At the end of 2004, we had approximately 116,000 active pending asbestos-related product liability claims, including 10,000 that were settled and awaiting documentation and payment. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes. A substantial increase in the number of new claims or the costs to resolve them or changes in the amount of available insurance could adversely impact us, as could the enactment of currently proposed U.S. federal legislation relating to asbestos personal injury claims.

     We could be adversely impacted by environmental laws and regulations. Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to our former, existing or subsequently acquired operations are not material, but there is no assurance that we will not be adversely impacted by such costs, liabilities or claims in the future either under present laws and regulations or those that may be adopted or imposed in the future.

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

Executive Officers

     The following table contains information about our current executive officers and their positions. All positions are with Dana unless otherwise indicated. The first five of these individuals are currently members of Dana’s Executive Committee, which is responsible for our corporate strategies and partnership relations, as well as the development of our people, policies and philosophies.

Name	Age	Title
Michael J. Burns	52	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer

Bernard N. Cole	62	President – Heavy Vehicle Technologies and Systems Group

Charles F. Heine	52	President – Technology Development and Diversified Products

James M. Laisure	53	President – Automotive Systems Group

Robert C. Richter	53	Vice President and Chief Financial Officer of Dana and Chairman – Dana Credit Corporation

Richard J. Dyer	49	Chief Accounting Officer

     Mr. Burns has been Chief Executive Officer, President and a director of Dana since March 2004, and Chairman of the Board and Chief Operating Officer since April 2004. He was previously President of General Motors Europe from 1998 to 2004.

     Mr. Cole has been President – Heavy Vehicle Technologies and Systems Group since 2002. He was previously President – Commercial Vehicle Systems during 2002 and President – Off-Highway Systems Group from 1997 to 2002. He has been Chairman of Dana India Pvt. Ltd., a wholly-owned Dana subsidiary, since 2001.

     Mr. Heine has been President – Technology Development and Diversified Products since 2001. He was previously President – Engine Systems Group from 1998 to 2001.

     Mr. Laisure has been President – Automotive Systems Group since March 2004. He was previously President – Engine and Fluid Management Group from 2001 to 2004, President – Fluid Systems Group from 2000 to 2001, and Group Vice President – Fluid Systems Group from 1999 to 2000.

     Mr. Richter has been Vice President and Chief Financial Officer of Dana since 1999 and Chairman of Dana Credit Corporation since 2002.

     Mr. Dyer has been Chief Accounting Officer since March 2005. He was previously Director-Corporate Accounting from 2002 to 2005 and Manager-Corporate Accounting from 1997 to 2002.

     Some of the above officers are appointed by the Board annually at its organizational meeting, as provided in our By-Laws, and hold office until their successors are appointed or their earlier death, retirement, resignation or removal. Others are appointed by the Board or designated by the Chief Executive Officer from time to time and serve, as applicable, at the pleasure of the Board or the Chief Executive Officer.

Item 2 – Properties

     As shown in the following table, at December 31, 2004, our continuing operations had 254 manufacturing, distribution, sales branches and office facilities worldwide. We own the majority of our manufacturing and larger distribution facilities. We lease certain manufacturing facilities and most of our smaller distribution outlets, sales branches and offices.

Dana Facilities by Geographic Region

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total
Manufacturing	90	39	29	11	169
Distribution	18	1	14		33
Sales branches and offices	34	9	3	6	52

Total	142	49	46	17	254

Item 3 – Legal Proceedings

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

     Environmental Proceedings – We previously reported an environmental proceeding involving our plant on Sanford Street in Muskegon, Michigan. In 2002, that facility received a notice of an enforcement action and proposed consent order from the Michigan Department of Environmental Quality (MDEQ), alleging various air permit and rule violations. Negotiations with the MDEQ resulted in a final consent order with a fine of $0.12. That consent order has been finalized and this matter is now closed.

     We have also reported an environmental matter in which the U.S. Department of Justice (DOJ) proposed a consent decree and a fine in connection with alleged violations of the U.S. Clean Water Act at our facility on Harvey Street in Muskegon, Michigan. We submitted a proposal to the DOJ to undertake certain supplemental environmental projects to reduce or offset the amount of the proposed fine. The DOJ reviewed our proposal and reduced the proposed fine to $0.15, taking into account some of these projects and other mitigating factors. Discussions are continuing with the DOJ to finalize the consent order for this matter.

     Litigation – We have previously reported various lawsuits that were filed in connection with the $15.00 per share cash tender offer for all of the outstanding shares of our common stock that was commenced by Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc. (ArvinMeritor), on July 9, 2003, raised to $18.00 per share on November 17, 2003 and withdrawn on November 23, 2003 (the Offer). Of these lawsuits, two purported shareholder derivative actions filed against Dana and its directors in 2003 remain pending. There have been no court filings or actions in either case since September 2003. In the first case, In re Dana Corporation Shareholder Litigation, filed in the Circuit Court for the City of Buena Vista, Virginia, the plaintiffs allege that Dana’s director-defendants breached their fiduciary duties in connection with ArvinMeritor’s private proposal in June 2003 and that the Offer and the disclosures in Dana’s Schedule 14D-9 omitted certain material information. In the second case, Kincheloe v. Dana Corp., et al., filed in the U.S. District Court for the Western District of Virginia, the plaintiffs alleged that Dana’s director-defendants breached their fiduciary duties to Dana’s shareholders in connection with the Offer. Dana and the director-defendants believe the allegations in both lawsuits are without merit.

     You can find more information about our legal proceedings under “Note 18. Commitments and Contingencies” on pages 77 - 80 of our 2004 Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Item 4 – Submission Of Matters To A Vote Of Security Holders

- None -

PART II

Item 5 – Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

     Our common stock is listed on the New York Stock Exchange and The Pacific Exchange. On February 28, 2005, there were approximately 37,400 shareholders of record.

     We have paid quarterly cash dividends on our common stock since 1942. Information regarding the quarterly ranges of our stock price and dividends declared and paid during 2004 and 2003 is presented in the following table.

							Cash Dividends
	Stock Price						Declared and Paid

	2004			2003			2004	2003
Quarter Ended	High	Low	Close	High	Low	Close

March 31	$23.20	$17.65	$19.86	$12.58	$6.15	$7.06	$0.12	$0.01
June 30	22.00	17.32	19.60	11.94	6.99	11.56	0.12	0.01
September 30	19.75	16.50	17.69	17.19	11.14	15.43	0.12	0.01
December 31	18.59	13.86	17.33	18.40	14.60	18.35	0.12	0.06

     The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004:

	Total Number of	Average Price
Month	Shares Purchased	Paid Per Share
October 2004	277	$20.81
November 2004
December 2004	4,108	17.08

	4,385	$17.31

Item 6 – Selected Financial Data

     The following table sets forth selected financial information for our company. The financial information for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 has been derived from our audited consolidated financial statements included elsewhere in this report. The financial information for the years ended 2001, 2000, 1999 and 1998, and as of December 31, 2002, 2001, 2000, 1999 and 1998 has been derived from our audited consolidated financial statements not included in this report. The historical selected financial information may not be representative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8, respectively.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000	1999	1998
Summary of Operations:
Net Sales	$9,056	$7,918	$7,501	$7,480	$9,282	$9,859	$9,295
Cost of Sales	8,333	7,245	6,804	6,844	8,121	8,463	8,010
Pre-Tax Income (Loss) of Continuing Operations	(136)	81	(114)	(348)	385	450	465
Income (Loss) from Continuing Operations	95	175	6	(205)	280	337	376
Income (Loss) from Discontinued Operations	(13)	47	32	(93)	54	176	158
Effect of Change of Accounting			(220)
Net Income (Loss)	82	222	(182)	(298)	334	513	534

Income (Loss) per Common Share - Basic
Continuing Operations	0.64	1.17	0.04	(1.38)	1.84	2.04	2.28
Discontinued Operations	(0.09)	0.32	0.22	(0.63)	0.36	1.06	0.96
Effect of Change in Accounting			(1.49)
Net Income (Loss)	0.55	1.49	(1.23)	(2.01)	2.20	3.10	3.24

Income (Loss) per Common Share - Diluted
Continuing Operations	0.63	1.17	0.04	(1.38)	1.83	2.02	2.25
Discontinued Operations	(0.09)	0.32	0.22	(0.63)	0.35	1.06	0.95
Effect of Change in Accounting			(1.48)
Net Income (Loss)	0.54	1.49	(1.22)	(2.01)	2.18	3.08	3.20

Cash Dividends per Common Share	0.48	0.09	0.04	0.94	1.24	1.24	1.14

Common Stock Data:
Average Number of Shares Outstanding
Basic	149	148	148	148	152	165	165
Diluted	151	149	149	148	153	166	167
Stock Price
High	$23.20	$18.40	$23.22	$26.90	$33.25	$54.06	$61.50
Low	13.86	6.15	9.28	10.25	12.81	26.00	31.31
Close	17.33	18.35	11.76	13.88	15.31	29.94	40.88

	As of December 31,
	2004	2003	2002	2001	2000	1999	1998
Summary of Financial Condition:
Total Assets	$9,047	$9,617	$9,553	$10,207	$11,236	$11,123	$10,138
Short-Term Debt	155	493	287	1,120	1,945	1,418	1,698
Long-Term Debt	2,054	2,605	3,215	3,008	2,649	2,732	1,718
Total Shareholders’ Equity	2,435	2,050	1,482	1,958	2,628	2,957	2,940
Book Value per Common Share	16.36	13.83	10.00	13.18	17.77	18.12	17.74

        SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted effective January 1, 2002, does not provide for restatement of prior periods. The amounts below present the amount of goodwill amortization, net of the related income-tax benefits, included in reported net income (loss) and pro forma net income (loss) as if SFAS No. 142 had been adopted prior to the earliest year presented.

	2001	2000	1999	1998
Net income (loss)	$(298)	$334	$513	$534
Effect of goodwill amortization	32	33	35	32

Adjusted net income (loss)	$(266)	$367	$548	$566

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions

Overview

Strategic Actions

     During the past year, we made significant moves to sharpen our strategic focus on global original equipment customers in the light vehicle, commercial vehicle and off-highway markets. We simplified our business structure by reducing the number of business units from three market-focused groups to two — Automotive Systems and Heavy Vehicle Technologies and Systems. In November 2004, we completed the sale of substantially all of our former Automotive Aftermarket Group, which had sales of more than $2,000 in 2003 and employed approximately 14,000 people.

     A number of non-strategic businesses were also divested in 2003 and 2002. In June 2003, we completed the sale of our engine management aftermarket business, which had annual sales of approximately $300. In the fourth quarter of 2002, we completed the divestiture of several businesses with aggregate sales exceeding $500, including the Boston Weatherhead industrial hose and fitting operations and the brake and clutch actuation systems operations of FTE. During the last three years, we have divested businesses that previously reported annual sales of more than $3,000.

     Additionally, in 2001 we began to divest a major portion of our leasing operation, Dana Credit Corporation (DCC). Through the end of 2004, divestitures and normal run-off have reduced DCC’s portfolio assets by $1,370. We expect continued asset dispositions over the next few years.

     As a result of divesting these non-strategic businesses, we have been able to significantly strengthen our balance sheet. Our consolidated debt at the end of 2004 is nearly $900 lower than at the end of 2003. At December 31, 2004, our consolidated net debt-to-capital ratio is 39% compared to 54% at the end of 2003. Additionally, we made an extra contribution of $198 to our pension funds in 2004. Our improved balance sheet served as a catalyst for two major credit rating agencies elevating us to investment grade. Our strengthened financial position will allow us to pursue reinvestment opportunities in our core businesses.

Strategic Partnerships

     Strategic alliances continue to be an important component of our strategy, either in supporting our global expansion, enhancing our technology or improving our cost competitiveness.

     During 2003, we signed a new joint venture agreement with GETRAG (one of our European partners) and Volvo Car Corporation to produce all-wheel-drive systems in Europe. Another important strategic partnership entered in 2003 was our agreement with the United Auto Workers. This agreement established collective bargaining and representation principles governing our automotive assembly and manufacturing facilities in the United States (U.S.) that serve DaimlerChrysler AG, Ford Motor Company and General Motors Corporation. The cooperative approach embodied in this agreement is expected to contribute to our business growth, improve our productivity and enhance our operational cost efficiency.

     In 2004, we formed a North American joint venture with Bendix Commercial Vehicle Systems LLC, a member of Knorr-Bremse Group. This joint venture integrates the braking systems expertise from Bendix and Knorr-Bremse with our axle and brake integration capability.

     During the first half of 2005, we expect to finalize our previously announced joint venture with Dongfeng Motor Co., Ltd., to develop and produce commercial vehicle products, primarily axles, in China.

Strategic Goals

     Our strategies include achieving profitable sales growth, accelerating cost and productivity initiatives and maintaining a strong balance sheet. With regard to revenue, our objective is to grow our sales at twice the rate of the global vehicle market. We accomplished that in 2004 with a sales increase of 14%. In addition to growing revenues, we’re targeting both geographic and customer diversification. Whereas approximately 35% of our current sales are outside North America, our goal is to achieve 50% by 2009. The traditional Detroit Big 3 automotive companies currently account for approximately 44% of our sales. While we expect to grow the volume of business with the Big 3, we are striving to grow at a faster rate with other customers.

     To improve our competitiveness, we are aggressively pursuing cost reductions and productivity gains. In the past, we have operated as a decentralized company. Today, we’re driving more standardization across the organization, leveraging our purchasing and administrative activities, and deploying lean manufacturing as well as value analysis/value engineering globally. Becoming more cost competitive is essential to achieving our growth objectives.

Market Outlook

     Based on 2004, sales to our three key markets approximate: 60% to light vehicle, 25% to commercial vehicle and 15% to off-highway. Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with Dana’s outlook for 2005, are shown below.

	Production in Units
				Dana’s
				Outlook
	2002	2003	2004	2005

Light vehicle (in millions):
North America	16.4	15.9	15.8	15.8
Europe	20.8	19.6	20.5	20.7
Asia Pacific	18.1	20.5	21.8	22.7
South America	1.9	1.9	2.4	2.6

Commercial Vehicle (in thousands):
North America
Class 5-7	189	196	232	256
Class 8	181	177	259	293

Off-Highway (in thousands)*
North America	260	281	325	353
Europe	466	452	450	453
Asia Pacific	443	480	526	549
South America	55	61	65	69

*	Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.

     North American light-duty production levels have been relatively stable over the past few years. A significant development in this market since 2001 has been the increased use of incentives by our customers to stimulate and maintain demand levels, although recent trends have suggested that incentives may be having less of an impact on consumer demand. Dealer inventories of light vehicles at the end of 2004 were somewhat higher than normal for December. As such, overall market indicators point to a relatively flat 2005 in both North America and Europe.

     A challenge that we and others in the light vehicle market face is the continued price reduction pressure from our customers. Our largest customers in this market – the U.S.-based original equipment manufacturers – have experienced market share loss to other international light vehicle manufacturers over the past few years, thereby adding pressure on their profitability. To the extent that this trend continues, we expect the price reduction demands on us to continue. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and Six Sigma Black Belt programs, will continue to be important to sustaining and improving our margins.

     The commercial vehicle market hit the bottom of its business cycle in 2001 and has rebounded during the past three years. Orders in both the medium- and heavy-duty North American markets have been strong, outpacing production and pushing the unfilled order backlog higher. The fundamentals in this market point to a strong 2005.

     In our other markets – off-highway, European commercial vehicles and light vehicles in the Asia Pacific and South American regions – we expect either stable or improving production demand in 2005.

Rising Commodity Prices

     Higher steel and other metal costs had a significant impact on our 2004 financial results. Net of amounts recovered from our customers, steel costs reduced our 2004 net income by approximately $70 – $55 in continuing operations and $15 in discontinued operations. Steel prices increased over the course of 2004 with about 75% of the impact occurring in the second half of the year. Although the market price for scrap steel has come down recently, the impact on the steel prices charged by our supply base remains uncertain. Assuming a continuation of steel prices in effect during the fourth quarter of 2004 and to date in 2005, higher steel costs are expected to reduce 2005 net income of our continuing operations by another $45 – a total effective profit reduction of $100 as measured against 2003 year-end price levels.

New Business

     In the OE vehicular business, new programs are generally awarded to suppliers well in advance of the expected start of production. With shorter design cycles, the amount of lead time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business often coincides with model changes on the part of vehicle manufacturers. Given our past experience and our focus on quality, delivery and service, we expect to retain any awarded business over the vehicle life, which is typically several years.

     During 2004, more than $400 of our sales increase resulted from the addition of net new business. During 2004, we added approximately $700 in incremental new business — new business opportunities in excess of lost business – through 2007. At January 31, 2005, the aggregate amount of new business over the next three years included $410 coming on stream in 2005, another $250 in 2006 and an additional $300 in 2007.

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

Summary

     Over the last several years, we have repositioned the organization — through divestitures, realignment, outsourcing and strategic partnerships — to be more strategically focused and more competitive. In the process, we have downsized from a company with sales in excess of $13,000 (before adjustments to reflect discontinued businesses) to a company with 2004 sales of slightly more than $9,000. At the same time, we have improved our overall profitability and financial position. With a more focused strategy and improved financial situation, we are better positioned to grow the business in our core markets.

Liquidity and Capital Resources

Cash Flows (2004 versus 2003)

			Dollar
	2004	2003	Change
Cash Flows from Operating Activities:
Net income	$82	$222	$(140)
Depreciation and amortization	361	394	(33)
Loss (gain) on note repurchases	96	(9)	105
Deferred income taxes	(125)	(35)	(90)
Unremitted earnings of affiliates	(36)	(49)	13
Losses (gains) on divestitures and asset sales	18	(38)	56
Asset impairment charges	37	21	16
Increase in working capital	(465)	(212)	(253)
Other	87	41	46

Cash flows from operating activities	$55	$335	$(280)

     Net income of $82 reported for 2004 reflects a substantial decline from the $222 reported a year ago. Included among the factors driving the decline were two significant transactions that provide greater financial and operating flexibility as we enter 2005. First is the divestiture of our automotive aftermarket businesses that we completed in November. Second is the repurchase of nearly $900 of our notes, funded with a portion of the proceeds from the divestiture and the issuance of $450 of 5.85% notes due in January 2015. Including the related expenses incurred throughout 2004, the divestiture reduced net income by $65. The notes, which were issued in 2001 and 2002 when we had fallen below an investment grade rating, were repurchased at a substantial premium. After considering valuation adjustments, unamortized issuance costs and other related balance sheet items, we recognized an after-tax loss of $96 on the transaction. The cash impact of these items is described below.

     Depreciation and amortization declined again in 2004, the result of tightened capital spend and recent divestitures. Deferred income tax benefits, which do not impact cash, are also a significant element of the net charges related to the note repurchase, divestitures and asset sales and impairments, which are presented net of the related tax benefits. Other deferred tax benefits, recognized in 2004 but not benefiting cash flow, totaled $125. The amount by which equity earnings exceeded dividends received from our equity affiliates decreased by $13 in 2004. The amount of impairment charges added back as a non-cash item increased in 2004. Our working capital rose significantly in 2004. Robust sales late in the year and a tendency to inventory higher quantities of steel were key elements as increases in accounts receivable and inventory combined to account for $434 of the $465 increase in working capital. Other receivables at the end of 2004 included a higher amount recoverable from insurers, as the settlement agreement entered in December with a number of our carriers is expected to accelerate the payment of claims. Working capital in 2004 and 2003 was negatively affected by payments against restructuring accruals of $83 and $145, respectively. Overall, cash flows from operations totaled $55 in 2004.

			Dollar
	2004	2003	Change
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	$(330)	$(305)	$(25)
Divestitures	968	145	823
Proceeds from sales of leasing subsidiary assets	289	193	96
Proceeds from sales of other assets	67	89	(22)
Other	(54)	87	(141)

Cash flows from investing activities	$940	$209	$731

     Capital spending rose less than ten percent in 2004 and remained below depreciation expense for the year. The 2004 outlays were again focused on opportunities to leverage technology and support new customer programs. Capital spending in 2005 is expected to remain flat overall, suggesting an increase of about $30 for our existing operations after factoring in the sale of the automotive aftermarket businesses.

     The sale of the automotive aftermarket businesses in November 2004 represents the largest divestiture in our history. The transaction generated cash proceeds of $968 at closing. Supplementing those proceeds was the $67 of cash generated on asset sales within the manufacturing operations. We also continued to reduce our lease investment portfolio at DCC, generating $289 from sales of those assets in 2004.

			Dollar
	2004	2003	Change
Cash Flows from Financing Activities:
Net change in short-term debt	$(31)	$(113)	$82
Issuance of long-term debt	455		455
Payments and repurchases of long-term debt	(1,457)	(272)	(1,185)
Dividends paid	(73)	(14)	(59)
Other	10	17	(7)

Cash flows used in financing activities	$(1,096)	$(382)	$(714)

     In December 2004, we used $1,086 of cash, including the proceeds from the issuance of $450 of new notes, to repurchase $891 face value of our March 2010 and August 2011 notes. Prior to the fourth quarter, we had used available cash to meet scheduled maturities of long-term debt - $239 on the manufacturing side and $166 within DCC. In 2003, we spent $140 to repurchase notes having a face amount of $158, generating a pre-tax gain of $15 after considering the unamortized issuance costs and original issuance discount. Maintaining a quarterly dividend rate of $.12 per share throughout 2004 pushed dividends up by $59.

     Managing our cash remains a high priority. Our estimate of cash outlays related to restructuring activities is $58 for 2005 and we expect to reduce working capital, exclusive of our restructuring activities, by $100 based on the projected levels of production for 2005. Capital spending is expected to approximate the 2004 outflows.

Financing Activities — Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,469 at December 31, 2004. This amount included our five-year credit facility in the amount of $400, which was to mature in November 2005. This facility contained certain financial covenants which we were in compliance with as of the end of the year.

     On March 4, 2005, we entered into a new long-term credit facility, also for $400, that will mature on March 4, 2010 and replaces the five-year credit facility. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Dana’s new long-term credit facility requires us to improve upon specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.00:1 through September 30, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 2.75:1 through September 30, 2005 and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis.

     We also have an accounts receivable securitization program. That program was modified in early January 2005 to reduce the maximum available under it from $400 to $200. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.

     At the end of 2004, borrowings outstanding under the various Dana lines consisted of $98 drawn against uncommitted lines. No amounts were outstanding under the accounts receivable program or the five-year credit facility.

     DCC, no longer having a need to borrow short-term funds, allowed its committed bank facility to expire in June 2004.

     During 2001, Dana issued $575 and €200 of 9% unsecured notes due August 15, 2011. During 2002, we issued $250 of 10.125% unsecured notes due March 15, 2010. The indenture agreements related to these notes placed certain limits on the borrowings, payments and transactions that we could undertake. In December 2004, using a portion of the cash received from the sale of the majority of our automotive aftermarket businesses and the proceeds of an issue of $450 of 5.85% unsecured notes due January 15, 2015, we tendered for and repurchased $891 (or the equivalent) of the March 2010 and August 2011 notes. Specifically, we repurchased $175 of the March 2010 notes and $460 and €193 (the equivalent of $256) of the August 2011 notes. As part of the tender process, the respective note holders consented to the modification of the indentures governing the March 2010 and August 2011 notes, effectively eliminating the limits on borrowings, payments and transactions that we could undertake.

     Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy the covenants under these credit facilities in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facilities. While no assurance can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide collateral to the lenders or make other financial concessions. Default under the credit facilities or any of our significant note agreements may result in defaults under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     Based on our rolling six-quarter forecast, we expect our cash flows from operations, combined with these credit facilities and the accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities — At December 31, 2004, we had a number of open forward currency contracts to hedge against certain anticipated net purchase and sale commitments. These contracts are for a short duration and none of the contracts open at December 31, 2004 extends beyond January 2006. The net fair value of these contracts is a favorable amount approximating $2. These contracts have been valued by independent financial institutions using the exchange spot rate on December 31, 2004, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have interest rate swap agreements in place to effectively convert the fixed interest rate on certain of our notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal change in the carrying value of the notes. Under the current agreements, we receive a fixed rate of 9.0% on an aggregate notional amount of $114 and we pay a variable rate based on LIBOR, plus a spread. As of December 31, 2004, the average variable rate under these agreements approximated 7.49%. These agreements expire in August 2011, coinciding with the terms of the hedged notes. Based on the aggregate fair value of these agreements at December 31, 2004, we recorded a non-current liability of $1 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open. The fair values of the swap agreements were determined by obtaining pricing estimates from independent financial institutions.

     In 2003 and 2002, we received $90 in connection with terminating swap agreements. Because these agreements had been designated as fair value hedges of the corresponding notes, the carrying value of the notes had been adjusted to offset the recent increases in the fair value of the swap agreements. This valuation adjustment was being amortized as a reduction of interest expense over the remaining life of the notes. In connection with our repurchase of approximately $900 of these notes in December 2004, we reduced the remaining valuation adjustment by $52. This served to offset a portion of the premium paid for the notes.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

     The following table summarizes our fixed cash obligations over various future periods.

			Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,112	$57	$452	$506	$1,097
Operating Leases	402	80	125	87	110
Unconditional Purchase Obligations	238	192	46
Other Long-Term Liabilities	1,383	211	260	265	647

Total Contractual Cash Obligations	$4,135	$540	$883	$858	$1,854

     The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

     We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2005 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows: $521 in 2005, $835 in 2006 and 2007 combined; $727 in 2008 and 2009 combined and $824 thereafter.

     Other Long-Term Liabilities include estimated obligations under our retiree healthcare programs and the estimated 2005 contribution to our U.S. defined benefit pension plans. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2009 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2005 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

     In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting.

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At December 31, 2004, there were no guarantees outstanding under this program. We expect activity under this program in 2005 beginning in the first quarter.

     Dana has guaranteed the performance of a wholly-owned consolidated subsidiary under several operating leases. The operating leases require the subsidiary to make monthly payments at specified amounts and guarantee, up to a stated amount, the residual value of the assets at the end of the lease. The guarantees are for periods of from five to seven years or until termination of the lease. Dana has recorded a liability and corresponding prepaid amount of $3 relating to these guarantees. In the event of a default by our subsidiary the parent would be required to fulfill the obligations under the operating lease.

     At December 31, 2004, we maintained cash balances of $105 on deposit with financial institutions, of which $89 may not be withdrawn, to support surety bonds and provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called. In light of the improvement in our credit ratings in 2004, we plan to pursue a reduction of certain of these arrangements.

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

Contingencies — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

     Asbestos-Related Product Liabilities — At December 31, 2003, we reported approximately 149,000 active pending asbestos-related product liability claims, including 10,000 that were settled and awaiting documentation and payment. This number did not include 16,000 cases in New York City which, based on advice of counsel, we considered to be inactive because a court ruling in this jurisdiction prohibited them from being assigned trial dates. Since then, there have been new laws or court orders with a similar impact in the city of Baltimore, Maryland, the state of Ohio and the federal court system. Accordingly, claims affected by the new requirements in these jurisdictions have been classified as inactive. As a result, at December 31, 2004, we had approximately 116,000 active pending claims, including 10,000 that were settled and awaiting documentation and payment, and 58,000 inactive claims. In estimating liability for these claims, we do not attribute any indemnity or defense expense to the inactive claims since we do not believe, based on our historical experience and an opinion of our counsel, that these claims will require the expenditure of funds to settle or resolve.

     We review our claims database annually and adjust our loss estimate as appropriate based on our litigation and our claims settlement and dismissal history and excluding inactive claims. At December 31, 2004, we had accrued $139 for indemnity and defense costs for our pending claims, compared to $133 at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     At December 31, 2004, we had recorded $118 as an asset for probable recovery from our insurers for asbestos-related product liability claims, compared to $113 at December 31, 2003. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. In December 2004, we signed a settlement agreement with certain of our insurers. The agreement provides for the insurers to make cash payments to us in exchange for our release of all rights under the settled insurance policies. The payment received in December under the agreement was applied to reduce recoverable amounts, as reported as of September 30, 2004. This included a reduction of the $54 recoverable for settled asbestos-related product liability claims and related defense costs as well as a reduction of the estimated $30 recoverable for claims relating to defaults by some former members of the Center for Claims Resolution (CCR) on the payment of their shares of CCR-negotiated settlements in connection with asbestos-related product liability claims. See Other Liabilities below. The agreement also provided for cash to be escrowed and released to Dana in 2005. There are conditions associated with the release; however, we believe the conditions will be satisfied and expect to apply the payments to reduce the $118 recoverable recorded at December 31, 2004.

     At December 31, 2003, we had a net amount recoverable from our insurers and others of $33, representing reimbursements for settled asbestos-related product liability claims and related defense costs. This amount included billings in progress and amounts subject to alternate dispute resolution (ADR) proceedings with some of our insurers. After applying the payment described above, the net amount recoverable was $26 at December 31, 2004.

     Other Product Liabilities — At December 31, 2004, we had accrued $11 for contingent non-asbestos product liability costs, compared to $12 at December 31, 2003, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 in 2004 and $8 in 2003. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.

     Environmental Liabilities — At December 31, 2004, we had accrued $71 for contingent environmental liabilities, compared to $67 at December 31, 2003, with an estimated recovery of $10 from other parties recorded in 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at December 31, 2004, and $6 at December 31, 2003. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four Potentially Responsible Parties (PRPs). The site has three Operable Units. At December 31, 2004, we had estimated our liability for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) at Unit 1 involving off-site soil contamination to be approximately $1, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs; our liability for future remedial work at Unit 2 involving on-site soil contamination to be approximately $14, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and our liability for the costs of a remedial site investigation and feasibility study pertaining to possible groundwater contamination at Unit 3 to be less than $1 based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

     Other Liabilities — Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers, and the claimants to resolve these issues. At December 31, 2003, we had estimated our total liability to be $48, of which we had already paid $24, and the amount recoverable to be $30. At December 31, 2004, due to favorable rulings in ADR proceedings involving these issues, settlements with some of the former CCR members and cash received under the settlement agreement referred to above, we expect to pay a total of $50, including $47 already paid, and recover a total of $42, including $29 already received, in connection with these matters.

     Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on Dana could differ materially from our current expectations if our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted.

Realignment

In October 2001, we announced the largest realignment initiative in our history. These realignment actions were designed to quicken our pace of reducing our capacity and fixed cost structure to generate improved margins at lower expected levels of production. As well, certain actions positioned us to complete the aforementioned divestiture of non-strategic businesses. The realignment actions called for in the 2001 Plan were substantially completed in 2003. The after-tax cost associated with these actions was $442. Upon completion, we had closed 39 facilities and reduced the workforce by more than 12,500 people. During the second half of 2004, we announced additional realignment actions. These actions resulted in 2004 realignment charges of $54 after tax. The actions are expected to be completed in 2005 and include two facility closures and a gross reduction in our workforce of approximately 1,000 people. See a discussion of these restructuring actions and the related costs in our consolidated financial statements under “Note 23. Realignment of Operations.”

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

     We perform impairment analyses of our recorded long-lived assets whenever events and circumstances indicate that they may be impaired. When the undiscounted cash flows, without interest or tax charges, are less than the carrying value of the assets being reviewed for impairment, the assets are written down to fair market value. During 2004, 2003 and 2002 we recorded long-lived tangible asset impairment provisions of $29, $21 and $42, respectively which resulted in part from excess capacity caused by the downturn in our markets and the resulting restructuring of our operations.

     On January 1, 2002, we adopted SFAS No. 142 and, in connection with the adoption, discontinued the amortization of goodwill. Under our previous accounting policy for goodwill, we amortized goodwill on a straight-line basis over the periods of expected benefit which ranged from 10 to 40 years.

     We tested goodwill for impairment as of the date of adoption. In lieu of amortizing goodwill, we have tested for impairment annually since the date of adoption. We have not experienced any significant changes in our businesses or other developments that would require more frequent testing.

     Our initial impairment test indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair value to the underlying assets and liabilities. The January 1, 2002 carrying amount of the goodwill in these reporting units exceeded its implied value by $289; accordingly, the recorded goodwill was written down by this amount. The goodwill included in our December 31, 2001 financial statements, which included the $289, was supported by the undiscounted estimated future cash flows of the related operations. Our annual tests for impairment subsequent to the adoption of SFAS No. 142 have resulted in only de minimis impairment charges.

     SFAS No. 142 also applies to other intangible assets. We did not have a significant amount of intangible assets other than goodwill at December 31, 2004 and 2003.

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

     Warranty — Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. These costs are then adjusted, as required, to reflect subsequent experience. Warranty expense related to continuing operations totaled $26, $29 and $61 in 2004, 2003 and 2002, respectively. Our 2002 expense included provisions of $25 that related to adjustments of estimates made in prior years. Accrued liabilities for warranty obligations at December 31, 2004 and 2003 were $80 and $91, respectively.

     Pension and Postretirement Benefits Other Than Pensions — Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions. The healthcare trend rates are reviewed with our actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the market and any expected changes in investment policy. Postretirement benefits are not funded, with our policy being to pay these benefits as they become due.

     Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. At December 31, 2004, we had an unrecognized loss related to our pension plans of $593 compared to an unrecognized loss of $574 at the end of 2003. The increase in the unrecognized actuarial loss in 2004 is primarily the result of changing the discount rate used in the U.S. from 6.25% in 2003 to 5.75% in 2004. This impact was partially offset by the portion of our earnings on pension plan assets that exceeded the amount derived by applying our long-term estimated rate of return. A small portion of the unrecognized loss was also recognized in 2004 expense, reducing the balance. A portion of the December 31, 2004 unrecognized loss will be amortized into earnings in 2005. The effect on years after 2005 will depend in large part on the actual experience of the plans in 2005 and beyond.

     Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which are used to determine the discount rate, declined in 2004 and 2003. Accordingly, we reduced the discount rate used to determine our pension benefit obligation on our U.S. plans in both years. We utilized a composite discount rate of 5.75% at December 31, 2004 compared to a rate of 6.25% at December 31, 2003. Our discount rate assumption at December 31, 2002 was 6.75%. In addition, the weighted average discount rate utilized by our non-U.S. plans was also reduced, moving to 5.54% at December 31, 2004 from 5.63% at December 31, 2003. The discount rate used at December 31, 2002 for our non-U.S. plans was 5.99%. Overall, a change in the discount rate of 25 basis points would result in a change in our obligation of approximately $75 and a change in pension expense of approximately $4.

     Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on U.S. plan assets annually. This rate, which is used in the determination of pension expense for the following year, was last revised at the end of 2002, when it was lowered to 8.75% from 9.50%. We revised our expected rate of return on plan assets at that time, in part, because the rate of return on pension assets had declined significantly in 2002. The rate of return assumption for U.S. plans as of December 31, 2004, which will be used for determining pension expense for 2005, is unchanged based on an evaluation performed during the fourth quarter of 2004. The weighted average expected rate of return assumption used for determining pension expense of our non-U.S. plans in 2004 and 2003 was 6.8% and 7.06%, respectively. The weighted average expected rate of return assumption to be used to determine pension expense for non-U.S. plans in 2005 will be 6.66%. A 25 basis point change in the rate of return would change pension expense by approximately $7. Lastly, in 2003, we revised the assumed interest crediting rate applied to participants’ balances in our cash balance pension plans from 7% to 5%. The impact of this change was to reduce 2003 pension expense by $10.

     We expect that the 2005 pension expense of U.S. plans, after considering all relevant assumptions, will decrease by approximately $20 when compared to the amount recognized in 2004, which included $17 of curtailment and settlement charges.

     Notwithstanding the decline in the discount rates used to determine both our U.S. and non-U.S. pension obligations at December 31, 2004 from those used at December 31, 2003, the minimum pension liability decreased by $222 during 2004. This decrease is largely attributable to the increases in pension plan assets, principally in the U.S., Canada and the United Kingdom, resulting from favorable investment returns and the additional $198 contributed to our plans following the completion of the automotive aftermarket divestiture.

     We made contributions of $289 to our pension plans in 2004, including $196 to U.S. plans, compared to $72 in 2003, including $38 to U.S. plans.

     Assumptions are also a key determinant in the amount of the obligation and expense recorded for postretirement benefits other than pension (OPEB). Nearly 95% of the total obligation for these postretirement benefits relates to U.S. plans. The discount rate used to determine the obligation for these benefits decreased to 5.76% at December 31, 2004 from 6.24% at December 31, 2003. If there were a 25 basis point change in the discount rate, our OPEB expense would change by $2 and our obligation would change by $42. The healthcare costs trend rate is also an important assumption in determining the amount of the OPEB obligation. We decreased the initial weighted healthcare cost trend rate from 12.3% at December 31, 2002 to 11.81% at December 31, 2003 to reflect higher rates of inflation in medical costs, particularly inflation in prescription drug costs. In 2004, we lowered the initial trend rate again to 10.31%. These assumption changes had a direct influence on the OPEB obligation only increasing from $1,699 at December 31, 2002 to $1,759 at December 31, 2003 and decreasing to $1,746 at December 31, 2004. In addition to the reduction in the initial trend rate, the Medicare Part D subsidy reduced the obligation by $68 and expense by $8 in 2004. A plan amendment reduced our obligation by $121 in 2003 and the aggregate actuarial loss from 2002 to 2003 by $119. OPEB expense was $143 in 2004, $158 in 2003 and $145 in 2002. If there were a 100 basis point increase in the assumed healthcare trend rates, our OPEB expense would increase by $7 and our obligation would increase by $117. If there were a 100 basis point decrease in the trend rates, our OPEB expense would decrease by $8 and our obligation would decrease by $96.

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

     At December 31, 2004, we had net operating loss (NOL) carryforwards in a number of tax jurisdictions, including the U.S. and certain of its states. We also have net deferred tax assets, primarily related to our U.S. OPEB liability, which will be deductible on our tax returns when benefits are paid in the future. We have evaluated the potential realization of these deferred tax benefits on a jurisdiction by jurisdiction basis. The standard of realization is one of whether it is more likely than not that we will recognize the benefit of the NOL over the carryforward period and also realize the tax benefits from the OPEB deductions in the future. Our analysis of the realization considers the probability of generating taxable income over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Net deferred tax assets included $715 of U.S. federal and state deferred income taxes at December 31, 2004. To ensure realization of those assets, approximately $1,600 of pre-tax income must be generated in future years if we assume a 35% statutory tax rate. The earliest date for expiration of any significant portion of the NOL carryforwards is 2023. As indicated above, a significant portion of the net deferred assets relates to retiree healthcare costs which extend into the future based on the expected lives of our retirees and current employees.

     Although we have experienced pre-tax losses in the U.S. during the past four years, we have determined that it is more likely than not that future U.S. profitability will ensure realization of our net deferred tax asset and NOL carryforward. Profitability in the U.S. has been adversely affected by realignment actions over the last four years and by costs to repurchase debt in 2004. While reducing past profits, these actions positioned us for improved earnings in the future. In addition to these actions, as discussed in the Overview section, our current strategic goals are focused on growing profitability and reducing our cost structure — both of which are expected to benefit U.S. profitability.

     In addition to expected profit improvements within the underlying U.S. operations, we have various initiatives which we expect to increase profits in the U.S. Despite generating losses in the U.S. during the last four years, we have been profitable on a global basis. Our business operating model continues to change to keep pace with our cost reduction initiatives and the changes in our industry. These changes provide an opportunity for us to reexamine our full supply-chain management system, including how we transact business between our U.S. and non-U.S. operations.

     Given the ever-increasing centralized focus of our business model in many areas, we have increased our expense allocations for U.S.-based services and technology used by operations outside the U.S. We are also reviewing the opportunity presented by the American Jobs Creation Act of 2004 (Jobs Act) to borrow in non-U.S. jurisdictions to pay tax-efficient dividends back to the U.S. The proceeds would be used for purposes that would result in debt reduction with a correspondingly lower U.S. interest expense.

     At December 31, 2004, we had excess foreign tax credits (FTCs) of $108 included in our deferred tax assets that will expire in various amounts beginning in 2010 and ending in 2015. The realization of these foreign tax credits is dependent on achieving the proper mix of U.S. and non-U.S. sources of income. We employ various modeling techniques in order to determine the likelihood of realizing the benefits of the FTC carryforwards. Because of the short carryover period currently permitted for the utilization of FTCs and the mix of income required we have established an allowance for all but $41 of the FTC carryforwards at December 31, 2004.

     We are monitoring our ongoing progress with improving the underlying profitability within the U.S. businesses. The valuation allowances related to the $715 of U.S. federal and state net deferred tax assets will be subject to ongoing assessments in the future.

     Deferred tax assets recorded at December 31, 2004 included $251 for a capital loss carryforward. This capital loss carryforward arose primarily from the 2002 sale of a subsidiary with a tax basis significantly in excess of its book basis. A significant portion of this capital loss carryforward will expire in 2007. The realization of this carryforward is dependent on the generation of capital gain income. Our manufacturing and leasing operations generally produce income that is characterized as ordinary income. Because of the short carryover period allowed for unused capital losses in combination with the specific nature of income that may be used against the capital loss carryforward, we have established a valuation allowance against most of the deferred tax asset at December 31, 2004. Our methodology for evaluating the level of allowance necessary includes an assessment of the likelihood of completion of specific transactions that will give rise to capital gain income during the carryforward period. The impact of those transactions that have a more likely than not probability of closing are considered in determining whether a reduction in the allowance is appropriate. These assessments are made at least quarterly.

     See additional discussion of our carryforwards and an analysis of our deferred tax assets in our consolidated financial statements under “Note 15. Income Taxes” and herein under “Results of Operations.”

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

Results of Operations (2004 versus 2003)

     We are organized into two market-focused business units — Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG). In 2004, we combined the operations of the Engine and Fluid Management Group (EFMG) with the existing ASG unit. Our segment reporting for all periods has been restated to reflect this change. As a result, our segments are ASG, HVTSG and Dana Credit Corporation (DCC).

     Sales of our continuing operations by region for 2004 and 2003 were as follows:

Geographical Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2004	2003	Amount	Percent	Effects	Divestitures	Change
North America	$6,010	$5,473	$537	10%	$53	$—	$484

Europe	1,775	1,455	320	22%	160	(6)	166

South America	626	441	185	42%	27	—	158

Asia Pacific	645	549	96	17%	56	(8)	48

	$9,056	$7,918	$1,138	14%	$296	$(14)	$856

     The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our sales in 2004. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.

     Overall light vehicle production in North America was flat compared to 2003. In commercial vehicles and off-highway, however, the North American markets were up significantly — 46% in Class 8 trucks, 18% in medium duty class 5-7 trucks and 16% in off-highway vehicles. The higher production levels in these markets along with new business coming on stream in ASG produced the 9% organic sales increase in North America.

     In Europe, the organic sales increase of 11% resulted primarily from new off-highway business in HVTSG and new ASG business. Slightly stronger light vehicle production also contributed to the increase. In South America, the organic increase was due to stronger light vehicle production results and new ASG business. The organic sales growth in Asia Pacific was primarily due to overall higher production levels in the region.

     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the other business units, but excludes discontinued operations.

Strategic Business Unit Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2004	2003	Amount	Percent	Effects	Divestitures	Change
ASG	$6,658	$5,927	$731	12%	$228	$(9)	$512

HVTSG	2,322	1,924	398	21%	63	(5)	340

Other	76	67	9	13%	5	—	4

	$9,056	$7,918	$1,138	14%	$296	$(14)	$856

     ASG principally serves the light vehicle market, with some sales of driveshaft business to the original equipment commercial vehicle market. As previously mentioned, production levels in ASG’s largest market — the North American light-duty market — were flat compared to 2003. ASG’s sales did benefit from the stronger commercial vehicle market in North America. In addition to driveshafts, ASG’s sealing products and other engine parts are sold to commercial vehicle customers. Stronger light duty production levels elsewhere in the world helped increase sales in ASG. Net new business growth added approximately $350 to ASG’s organic sales increase. New programs included driveline products for Nissan’s Titan pick-up and BMW’s X3/X5 sport utility vehicles, and structural products for the Ford F-150 and GM Colorado/Canyon pick-ups.

     HVTSG focuses on the commercial vehicle and off-highway markets. More than 90% of HVTSG’s sales are in North America and Europe. The organic sales growth in this group was due mostly to the previously mentioned stronger production levels in both the commercial vehicle and off-highway. This also contributes to HVTSG’s higher sales.

			Dollar
	2004	2003	Change
Other income (expense)	$(88)	$103	$(191)

     Included in other expense in 2004 is $157 of net expense associated with the repurchase of approximately $900 of debt during the fourth quarter of 2004 at a premium to face value. Also impacting the changes from 2003 is lower leasing revenues from our DCC operation resulting from our continued divestment of assets in its portfolio.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.

Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase/	Percent
	2004	2003	(Decrease)	Change
Gross margin:
ASG	8.17%	8.77%	(0.60)%	(6.84)%
HVTSG	12.06%	12.02%	0.04%	0.33%
Consolidated	8.00%	8.49%	(0.49)%	(5.77)%

Selling, general and administrative expense:
ASG	3.88%	4.15%	(0.27)%	(6.51)%
HVTSG	5.33%	6.06%	(0.73)%	(12.05)%
Consolidated	5.57%	6.56%	(0.99)%	(15.09)%

Operating margin:
ASG	4.29%	4.62%	(0.33)%	(7.14)%
HVTSG	6.73%	5.97%	0.76%	12.73%
Consolidated	2.44%	1.93%	0.51%	26.42%

     Gross and operating margins were significantly impacted in 2004 by higher steel costs net of amounts recovered from customers.

     In ASG, our ability to recoup higher steel cost from our customers is limited; consequently, the impact on margins has been greater in that business unit. Removing the impact of higher steel costs from ASG’s gross margin in 2004 would increase gross margin by 1% of sales. Adjusting for steel costs, gross margin is up slightly. Margins were favorably impacted by the higher sales volume and cost reductions. Partially offsetting these positive factors were price reductions to customers, production inefficiencies leading to higher premium freight and overtime cost, and the loss of higher margin axle business on the Jeep Grand Cherokee.

     Higher steel costs also impacted HVTSG. Although customer recoveries in this business unit are higher than in ASG, the steel consumption is also higher. Removing the higher net steel costs from HVTSG’s gross margin in 2004 would increase the margin by .9%. Adjusted for steel, HVTSG’s gross margins would be up about 1.0% over 2003. The gross margin improvement here is due to the higher sales levels, although this group also experienced higher premium freight and overtime cost as production levels remained up during the year.

			Dollar
	2004	2003	Change
Selling, general and administrative expenses	$504	$520	$(16)

     The decline in SG&A expenses is due to lower expense in our DCC operation as we continue to divest assets. Exclusive of DCC, SG&A expenses are up $25, albeit as a percent of sales SG&A is lower. A portion of the absolute dollar increase in SG&A expense is due to currency effects as the international expenses were translated at higher rates against the US dollar.

			Dollar
	2004	2003	Change
Realignment charges	$72	$—	$72

     As discussed on page 12, realignment charges were recognized in connection with additional facility closures and workforce reductions announced in 2004.

			Dollar
	2004	2003	Change
Interest expense	$217	$221	$(4)

     Lower interest expense resulted from overall lower levels of debt outstanding in 2004. Partially offsetting the effect of lower debt levels were higher short-term interest rates in 2004 and an adjustment of $10 recorded in the third quarter of 2004 to properly reflect interest expense since inception of our asset securitization program.

			Dollar
	2004	2003	Change
Income (loss) before taxes	$(136)	$81	$(217)

     The reduction in income (loss) before taxes was driven largely by two fourth-quarter items in 2004 — the net expense of $157 incurred to repurchase debt and the $72 of realignment costs.

			Dollar
	2004	2003	Change
Income tax benefits	$196	$49	$147

     We experienced income tax benefits in both 2004 and 2003 that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary effective tax rate equal to the U.S. federal rate of 35%. Tax benefits exceeded the amount expected by applying a 35% rate to income (loss) before taxes by $148 in 2004 and $77 in 2003.

     A capital loss was generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance is recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is released upon the occurrence of transactions generating capital gains, or the determination that the occurrence of such an occurrence is probable. During 2004 and 2003, income tax benefits of $85 and $49, respectively, were recognized through release of valuation allowances against capital loss carryforwards as a result of the DCC sale transactions.

     Similarly, we have also provided valuation allowance against deferred tax assets relating to ordinary operating, not capital, losses generated in certain jurisdictions where realization is not assured. As income is generated in these jurisdictions, income tax benefit is recognized through the release of all or a portion of the valuation allowances. In 2004 and 2003, tax benefits of $37 and $21, respectively, were recognized by such valuation allowance releases.

Results of Operations (2003 versus 2002)

     Sales of our continuing operations by region for 2003 and 2002 were as follows:

Geographical Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2003	2002	Amount	Percent	Effects	Divestitures	Change
North America	$5,473	$5,516	$(43)	(1)%	$69	$—	$(112)

Europe	1,455	1,233	222	18%	222	2	(2)

South America	441	361	80	22%	(5)	—	85

Asia Pacific	549	391	158	40%	66	(15)	107

	$7,918	$7,501	$417	6%	$352	$(13)	$78

     The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our sales in 2003. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was primarily attributable to the Australian dollar.

     Overall light vehicle production in North America declined from 16.4 million vehicles in 2002 to 15.9 million vehicles in 2003. This 3% reduction in light duty production was the primary factor in the year-over-year organic decline in our North American sales (organic change being the residual change after excluding the effects of acquisitions, divestitures and currency movements). The Class 8 commercial vehicle market in North America also experienced a slight drop in production - 176,000 units in 2003 versus 181,000 units in 2002. Lower sales due to these declines in production levels were partially offset by higher sales from net new business gains in each of our manufacturing SBUs.

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

Strategic Business Unit Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2003	2002	Amount	Percent	Effects	Divestitures	Change
ASG	$5,927	$5,645	$282	5%	$262	$(13)	$33

HVTSG	1,924	1,797	127	7%	87	—	40

Other	67	59	8	14%	3	—	5

	$7,918	$7,501	$417	6%	$352	$(13)	$78

     ASG principally serves the light vehicle market, with some sales of driveshaft business to the original equipment commercial vehicle market. As previously mentioned, production levels in ASG’s largest market — the North American light-duty market — were down 4% in 2003. With more than 71% of its sales to this market, the lower production levels caused ASG’s sales to decline in that market. More than offsetting the overall market decline in North America were new business gains by ASG that came on stream in 2003. New business gains came principally from new structures business with Ford on the F-series pickup and the Expedition/Navigator and Freestar SUVs. Other new programs contributing to sales in 2003 were axle business with General Motors on the Express/Savannah full-size van and system integration business with Ford in Australia.

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

     An analysis of our 2003 and 2002 gross and operating margins and selling, general and administrative expenses is presented in the following table.

Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase/	Percent
	2003	2002	(Decrease)	Change
Gross margin:
ASG	8.77%	9.71%	(0.94)%	(9.68)%
HVTSG	12.02%	10.89%	1.13%	10.38%
Consolidated	8.49%	9.31%	(0.82)%	(8.81)%

Selling, general and administrative expense:
ASG	4.15%	4.70%	(0.55)%	(11.70)%
HVTSG	6.06%	5.86%	0.20%	3.41%
Consolidated	6.56%	7.75%	(1.19)%	(15.35)%

Operating margin:
ASG	4.62%	5.01%	(0.39)%	(7.78)%
HVTSG	5.97%	5.04%	0.93%	18.45%
Consolidated	1.93%	1.56%	0.37%	23.72%

     In ASG, 2003 gross margins have been significantly affected by start-up costs in our structures business. Significant front-end costs are typical in this business. This past year was atypical in that we had a greater number of programs launching in the same year than is normal. As well, some of these programs were large volume programs — including the new Ford F-150 pick-up (the highest selling pick-up in North America) and the General Motors Colorado/Canyon full-size pick-up. Additionally, certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs. Incremental start-up costs in our structures business in 2003 approximated $35; we also incurred other launch-related costs. This factor alone negatively impacted ASG gross margins by about 1%. Adjusted for the effects of structures start-up costs, ASG gross margins in 2003 were comparable to 2002. Other factors that reduced gross margins were higher steel costs, higher pension and healthcare costs and customer price reductions. These margin reductions were largely offset by the benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives.

     The HVTSG business, similar to ASG, experienced a slight improvement in gross margins. As did our other two manufacturing SBUs, HVTSG margins benefits from restructuring actions taken the past few years and other continuous improvement endeavors.

			Dollar
	2003	2002	Change
Selling, general and administrative expenses	$520	$582	$(62)

     The decrease in consolidated selling, general and administrative (S,G & A) expenses is attributable to recently completed restructuring actions and other cost reduction initiatives within both the manufacturing units and corporate administration. Additionally, S, G & A expenses associated with our DCC operation continued to decline as we divest the assets of this operation.

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

     We experienced income tax benefits in both 2003 and 2002 that resulted in a net tax benefit significantly greater than expected at the U.S. federal rate of 35%. Net tax benefits greater than the amount expected by applying a 35% rate to income (loss) before taxes were $77 in 2003 and $38 in 2002.

     A capital loss was generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is released upon the occurrence of transactions generating capital gains, or the determination that the occurrence of such transactions is probable. During 2003, income tax benefits of $49 were recognized through release of valuation allowances related to capital loss carryforwards.

     Similarly, valuation allowances have been provided against deferred tax assets relating to ordinary, not capital, operating losses generated in certain jurisdictions where realization is not assured. As income is generated in these jurisdictions, income tax benefit is recognized through the release of all or a portion of these valuation allowances. Tax benefits of $21 were recognized in 2003 as a result or releasing such valuation allowances.

Discontinued Operations

      In December 2003, we announced plans to divest substantially all of our Automotive Aftermarket Group. The sale of this business was completed in November 2004. In 2002, we had announced plans to divest American Electric Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company, the FTE brake and clutch actuation systems businesses and the majority of the Boston Weatherhead Division and the Engine Management businesses. By December 31, 2002, all of the planned divestitures announced in 2002 had been completed except for the Engine Management business, which was completed in the second quarter of 2003, and one plant of the Boston Weatherhead Division, which was closed in early 2003. Each of these business components qualified as a discontinued operation under SFAS No. 144. At December 31, 2004, no businesses were held for sale and reported as discontinued operations.

     An analysis of the net sales and the income (loss) from discontinued operations of these businesses, grouped by business segment, follows:

		Change		Change
		Between		Between
	2004	Years	2003	Years	2002

Net Sales:
Automotive Aftermarket	$1,949	$(49)	$1,998	$(5)	$2,003
Engine Management	—	(142)	142	(146)	288
Tekonsha/Bargman	—	—	—	(48)	48
Weatherhead AAG	—	—	—	(29)	29

AAG business segment	1,949	(191)	2,140	(228)	2,368

FTE	—	—	—	(251)	251
Boston Weatherhead	—	(13)	13	(121)	134

ASG business segment	—	(13)	13	(372)	385

AEC	—	—	—	(29)	29
Corporate/Other	—	—	—	—	—

Other business segment	—	—	—	(29)	29

Total Discontinued Operations	$1,949	$(204)	$2,153	$(629)	$2,782

Income from Discontinued Operations:
Automotive Aftermarket	$(13)	$(71)	$58	$6	$52
Engine Management		7	(7)	54	(61)
Tekonsha/Bargman		—	—	(4)	4
Weatherhead AAG	—	—	—	1	(1)

AAG business segment	(13)	(64)	51	57	(6)

FTE	—	—	—	(38)	38
Boston Weatherhead	—	1	(1)	(17)	16

ASG business segment	—	1	(1)	(55)	54

AEC	—	—	—	3	(3)
Corporate/Other		3	(3)	10	(13)

Other business segment		3	(3)	13	(16)

Total Discontinued Operations	$(13)	$(60)	$47	$15	$32

     The Automotive Aftermarket business component was included in discontinued operations for only eleven months of 2004, accounting for most of the decline in sales compared to 2003. The automotive aftermarket as a whole grew modestly in 2003 on a retail level; however, this did not translate into an increase for our aftermarket business as the growth was satisfied out of excess inventory in the distribution chain. The Automotive Aftermarket business component’s sales in 2002 were essentially flat for the same reason. Engine Management’s sales in 2003 were substantially below 2002 sales because of the June 2003 sale of this business component to Standard Motor Products.

     The loss from discontinued operations relating to the Automotive Aftermarket business component in 2004 includes the $52, after-tax divestiture loss and $13 of costs net of tax recorded in connection with the sale. Excluding this amount, income from discontinued operations was $52. This compares to income of $58 in 2003, with the 2004 amount representing eleven months of activity versus a full year in 2003. Income from discontinued operations relating to the Automotive Aftermarket business component had increased in 2003 when compared to 2002 despite flat sales. The increase is attributable to a significant reduction in restructuring charges in 2003 when compared to 2002. The Automotive Aftermarket business component returned to profitability in 2002 after a loss in 2001 as it began to benefit from the restructuring actions that were completed during 2002, and reduced selling, general and administrative expenses. Restructuring expenses plus related amounts charged to cost of sales totaled $63 in 2002 and $61 in 2001. Gross margin for the Automotive Aftermarket business component was 15.5% in 2004, 17.7% in 2003 and 19.2% in 2002. The lower gross margin in 2004 was partially due to higher steel costs which reduced gross margin by approximately $25 or 1.3%.

     Loss from discontinued operations relating to Engine Management decreased significantly in 2003. The operating improvement was attributable in large measure to the effects of restructuring actions taken to consolidate manufacturing operations and distribution facilities. As a result of these actions, the loss per net sale dollar decreased from 13.2% in 2002 to 4.9% in 2003. Engine Management’s loss in 2002 included a charge of $38 ($23 after tax) in connection with the agreement to sell this business component. Without this charge, its loss per net sales dollar would have been 5.2%.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; increases in commodity costs, including steel, that cannot be recouped in product pricing; our ability and that of our customers to achieve projected sales and production levels; the continued availability of necessary goods and services from our suppliers; competitive pressures on our sales and pricing; the continued success of our cost reduction and cash management programs, long-term transformation and U.S. tax loss carryforward utilization strategies and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within Liquidity and Capital Resources.

Item 7a – Quantitative And Qualitative Disclosures About Market Risk

     You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Cash and Cash Equivalents” under “Note 1. Summary of Significant Accounting Policies” on pages 49 through 55, in “Note 10. Interest Rate Agreements” on pages 62 - 63, in “Note 17. Fair Value of Financial Instruments” on page 77 of this Form 10-K and in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

Item 8 – Financial Statements And Supplementary Data

Management’s Responsibility for Financial Information

We acknowledge management’s responsibility for the preparation of Dana’s financial statements in accordance with accounting principles generally accepted in the United States of America, and confirm that Dana management fully accepts responsibility for the accuracy and transparency of our financial statements and related information contained in this report, including amounts that are based on management’s best judgments and estimates.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, is retained to audit Dana’s financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board.

The Audit Committee of the Company’s Board of Directors is composed of independent, outside directors and meets regularly with management, our internal auditors and our independent auditors to review accounting, auditing and financial matters. The Committee and the independent auditors have free access to each other with or without management being present.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2004, Dana’s internal control over financial reporting was effective.

Our assessment of the effectiveness of internal control over financial reporting was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report.

/s/ Michael J. Burns	/s/ Robert C. Richter
Michael J. Burns	Robert C. Richter
Chairman, President and	Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dana Corporation:

We have completed an integrated audit of Dana Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Toledo, Ohio March 8, 2005

Consolidated Statement of Income
In millions, except per share amounts

	Year Ended December 31
	2004	2003	2002

Net sales	$9,056	$7,918	$7,501
Revenue from lease financing	22	46	85
Other income (expense), net	(88)	103	103

	8,990	8,067	7,689

Costs and expenses
Cost of sales	8,333	7,245	6,804
Selling, general and administrative expenses	504	520	582
Realignment charges	72		158
Interest expense	217	221	259

	9,126	7,986	7,803

Income (loss) before income taxes	(136)	81	(114)
Income tax benefit	196	49	78
Minority interest	(8)	(7)	(13)
Equity in earnings of affiliates	43	52	55

Income from continuing operations	95	175	6

Income from discontinued operations before income taxes	14	80	73
Income tax expense of discontinued operations	(27)	(33)	(41)

Income (loss) from discontinued operations	(13)	47	32

Income before effect of change in accounting	82	222	38
Effect of change in accounting			(220)

Net income (loss)	$82	$222	$(182)

Basic earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.64	$1.17	$0.04
Income (loss) from discontinued operations	(0.09)	0.32	0.22
Effect of change in accounting			(1.49)

Net income (loss)	$0.55	$1.49	$(1.23)

Diluted earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.63	$1.17	$0.04
Income (loss) from discontinued operations	(0.09)	0.32	0.22
Effect of change in accounting			(1.48)

Net income (loss)	$0.54	$1.49	$(1.22)

Cash dividends declared and paid per common share	$0.48	$0.09	$0.04

Average shares outstanding - Basic	149	148	148

Average shares outstanding - Diluted	151	149	149

     The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheet
In millions, except par value

	December 31
	2004	2003

Assets

Current assets
Cash and cash equivalents	$634	$731
Accounts receivable
Trade, less allowance for doubtful accounts of $39 - 2004 and $38 - 2003	1,266	1,048
Other	444	326
Inventories	907	743
Assets of discontinued operations		1,254
Other current assets	217	431

Total current assets	3,468	4,533
Goodwill	593	558
Investments and other assets	2,552	1,694
Investments in leases	281	622
Property, plant and equipment, net	2,153	2,210

Total assets	$9,047	$9,617

Liabilities and Shareholders’ Equity

Current liabilities
Notes payable, including current portion of long-term debt	$155	$493
Accounts payable	1,317	1,076
Accrued payroll and employee benefits	429	399
Liabilities of discontinued operations		307
Other accrued liabilities	584	529
Taxes on income	204	161

Total current liabilities	2,689	2,965
Deferred employee benefits and other noncurrent liabilities	1,746	1,901
Long-term debt	2,054	2,605
Minority interest in consolidated subsidiaries	123	96

Total liabilities	6,612	7,567

Shareholders’ equity
Common stock, $1 par value, shares authorized, 350; shares issued, 150 - 2004, 149 - 2003	150	149
Additional paid-in capital	190	171
Retained earnings	2,500	2,491
Accumulated other comprehensive loss	(405)	(761)

Total shareholders’ equity	2,435	2,050

Total liabilities and shareholders’ equity	$9,047	$9,617

      The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows
In millions

	Year ended December 31
	2004	2003	2002

Net cash flows from operating activities	$55	$335	$521

Cash flows from investing activities:
Purchases of property, plant and equipment	(330)	(305)	(375)
Divestitures	968	145	506
Proceeds from sales of leasing subsidiary assets	289	193	248
Proceeds from sales of other assets	67	89	101
Changes in investments and other assets	(61)	57	17
Payments received on leases and loans	13	40	70
Acquisitions	(5)		(31)
Other	(1)	(10)	(11)

Net cash flows – investing activities	940	209	525

Cash flows from financing activities:
Payments on and repurchases of long-term debt	(1,457)	(272)	(467)
Issuance of long-term debt	455		285
Net change in short-term debt	(31)	(113)	(556)
Dividends paid	(73)	(14)	(6)
Other	10	17	72

Net cash flows - financing activities	(1,096)	(382)	(672)

Net increase in cash and cash equivalents	(101)	162	374
Net change in cash of discontinued operations	4	(2)	(2)
Cash and cash equivalents - beginning of year	731	571	199

Cash and cash equivalents - end of year	$634	$731	$571

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$82	$222	$(182)
Depreciation and amortization	361	394	478
Loss (gain) on note repurchases	96	(9)
Asset impairment	37	21	114
Losses (gains) on divestitures and asset sales	18	(38)	(53)
Minority interest	13	9	5
Deferred income taxes	(125)	(35)	(135)
Unremitted earnings of affiliates	(36)	(49)	(43)
Change in accounts receivable	(261)	(116)	(52)
Change in inventories	(173)	5	3
Change in other operating assets	(256)	(41)	68
Change in operating liabilities	347	(4)	176
Effect of change in accounting			220
Other	(48)	(24)	(78)

Net cash flows from operating activities	$55	$335	$521

     The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Shareholders’ Equity
In millions

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Foreign	Minimum	Net
	Common	Paid-In	Retained	Currency	Pension	Unrealized	Shareholders’
	Stock	Capital	Earnings	Translation	Liability	Gain (Loss)	Equity

Balance, December 31, 2001	$149	$163	$2,471	$(720)	$(103)	$(2)	$1,958
Comprehensive income:
Net loss for 2002			(182)
Foreign currency translation				(53)
Minimum pension liability					(242)
Unrealized loss							(477)
Total comprehensive loss
Cash dividends declared			(6)				(6)
Issuance of shares for director and employee stock plans, net		7					7

Balance, December 31, 2002	149	170	2,283	(773)	(345)	(2)	1,482
Comprehensive income:
Net income for 2003			222
Foreign currency translation				295
Minimum pension liability					62
Reclassification adjustment						2
Total comprehensive income							581
Cash dividends declared			(14)				(14)
Issuance of shares for director and employee stock plans, net		1					1

Balance, December 31, 2003	149	171	2,491	(478)	(283)	0	2,050
Comprehensive income:
Net income for 2004			82
Foreign currency translation				222
Minimum pension liability					134
Total comprehensive income							438
Cash dividends declared			(73)				(73)
Issuance of shares for equity compensation plans, net	1	19					20

Balance, December 31, 2004	$150	$190	$2,500	$(256)	$(149)	$—	$2,435

     The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
In millions, except share and per share amounts

Note 1. Summary of Significant Accounting Policies

     Dana serves the majority of the world’s vehicular manufacturers as a leader in the engineering, manufacture and distribution of systems and components. While we divested the majority of our automotive aftermarket businesses in November 2004, we continue to manufacture and supply a variety of service parts. We have also been a provider of lease financing services in selected markets through our wholly-owned subsidiary, Dana Credit Corporation (DCC).

     The preparation of these consolidated financial statements in accordance with generally accepted accounting principles requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include valuation of deferred tax assets and inventories; restructuring, environmental, product liability and warranty accruals; valuation of postemployment and postretirement benefits; depreciation and amortization of long-lived assets; residual values of leased assets and allowances for doubtful accounts. Actual results could differ from those estimates.

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

Discontinued Operations

     We adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002. Under the requirements of SFAS No. 144, we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from the ongoing operations of Dana and Dana will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years to effect their classification as discontinued operations. The amounts presented in the income statement for years prior to 2004 were previously reclassified to comply with SFAS No. 144.

     With respect to the consolidated balance sheet, the assets and liabilities relating to the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the component. As a result of the completion of the divestiture of the majority of our automotive aftermarket businesses in November 2004, the balance sheet as of December 31, 2004 does not include any assets or liabilities of discontinued operations. In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified. See Note 21 for additional information regarding our discontinued operations.

Foreign Currency Translation

     The financial statements of subsidiaries and equity affiliates outside the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part is the local currency. Transaction gains and losses which result from translating assets and liabilities of these entities into the functional currency are included in net earnings. Other income includes transaction gains of $2 in 2004, $3 in 2003 and $19 in 2002. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in shareholders’ equity. For affiliates operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments for these affiliates, which were not material during the last three years, are included in net earnings.

Inventories

     Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for non-U.S. inventories.

Goodwill

     Prior to 2002, we amortized goodwill over the periods of expected benefit ranging from 10 to 40 years. As of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and discontinued amortizing goodwill. Pursuant to SFAS No. 142, we now test goodwill for impairment on an annual basis unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for goodwill at that time.

Pre-Production Costs Related to Long-Term Supply Arrangements

     The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling. These costs are also capitalized and amortized if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2004, the machinery and equipment component of property, plant and equipment included $34 of our tooling related to long-term supply arrangements and $8 of our customers’ tooling which we have the irrevocable right to use, while other accounts receivable included $88 of costs related to tooling which we have a contractual right to collect from our customers.

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

Properties and Depreciation

     Property, plant and equipment are valued at historical costs. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Long-lived assets are reviewed for impairment whenever events and circumstances indicate they may be impaired. When appropriate, carrying amounts are adjusted to fair market value less cost to sell. Useful lives for buildings and building improvements, machinery and equipment, tooling, and office equipment, furniture and fixtures principally range from twenty to thirty years, five to ten years, three to five years and three to ten years, respectively.

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

Income Taxes

     Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred income taxes are provided for temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating loss, tax credit and other carryforwards. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

     In accordance with SFAS No. 109, “Accounting for Income Taxes,” we periodically assess whether it is more likely than not that we will generate sufficient future taxable income to realize our deferred income tax assets. This assessment requires significant judgment and, in making this evaluation, we consider all available positive and negative evidence. Such evidence includes historical results, trends and expectations for future U.S. and non-U.S. pre-tax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies. While the assumptions require significant judgment, they are consistent with the plans and estimates we are using to manage the underlying business.

     We provide a valuation allowance against our deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against deferred tax assets serves to reduce income tax expense unless the reduction occurs due to expiration of the underlying loss or tax credit carryforward period.

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

     We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Our fixed-for-variable interest rate swap agreements have been formally designated as fair value hedges. The effect of marking these contracts to market has been recorded in the balance sheet as a direct adjustment of the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the receipt of cash is offset by a valuation adjustment of the underlying debt that is amortized to interest expense over the remaining life of the debt. The repurchase in 2004 of a portion of our notes resulted in a significant reduction in the amount of the related valuation adjustments.

     Foreign currency forwards have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations.

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

Pension Plans

     Annual net periodic pension costs under defined benefit pension plans are determined on an actuarial basis. Our policy is to fund these costs through deposits with trustees in amounts that, at a minimum, satisfy the applicable funding regulations. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages.

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

Cash and Cash Equivalents

     For purposes of reporting cash flows, we consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our marketable securities satisfy the criteria for cash equivalents and are classified accordingly.

     At December 31, 2004, we maintained cash deposits of $105 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are expected to be renewed each year. A total of $89 of the deposits may not be withdrawn.

Equity-Based Compensation

     Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation expense is recorded for stock options as they are granted at the market value of the underlying stock. The following table presents stock compensation expense currently included in our financial statements related to restricted stock, restricted stock units, performance shares and stock awards, as well as the pro forma information showing results as if stock option expense had been recorded under the fair value method.

	Year
	Ended December 31,
	2004	2003	2002

Stock compensation expense, as reported	$3	$2	$3
Stock option expense, pro forma	13	14	17

Stock compensation expense, pro forma	$16	$16	$20

Net income (loss), as reported	$82	$222	$(182)
Net income (loss), proforma	$69	$208	$(199)

Basic earnings per share
Net income (loss), as reported	$0.55	$1.49	$(1.23)
Net income (loss), pro forma	$0.46	$1.40	$(1.34)

Diluted earnings per share
Net income (loss), as reported	$0.54	$1.49	$(1.22)
Net income (loss), pro forma	$0.45	$1.40	$(1.33)

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans were required to be made in our financial statements beginning with the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans were required for the year ended December 31, 2004. We adopted this pronouncement as of December 31, 2003 for all of our U.S. plans and as of December 31, 2004 for our non-U.S. plans. See Note 14 for the required disclosures.

     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (VIE) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. This Interpretation is required to be applied to any VIE created after January 31, 2003. We adopted this Interpretation with respect to all VIEs created on or before January 31, 2003 as of December 31, 2003. This Interpretation did not have a material effect on our financial condition or results of operations. See Note 7 for information regarding our involvement with VIEs.

     In May 2003, the FASB Emerging Issues Task Force (EITF) issued EITF 03-4, “Accounting for Cash Balance Pension Plans.” EITF 03-4 addresses whether a cash balance retirement plan should be considered a defined contribution plan or a defined benefit plan for purposes of applying SFAS No. 87, “Employers’ Accounting for Pensions,” and, if considered a defined benefit plan, the appropriate expense attribution method. The EITF included a consensus that cash balance plans are defined benefit plans for purposes of applying SFAS No. 87 and that such plans should apply the unit credit method for determining expense associated with the plans. A substantial majority of our domestic pension plans are cash balance pension plans that have been considered to be defined benefit plans for purposes of applying SFAS No. 87. Prior to 2004, our pension expense for cash balance plans had been determined using the projected unit credit method, which is similar to the unit credit method. Beginning in 2004, our pension expense for cash balance plans has been determined using the unit credit method. The adjustment resulting from application of this method has been treated as an actuarial gain pursuant to SFAS No. 87. The adoption of EITF 03-4 did not have a material effect on our financial statements.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted in the U.S. The Act provides, among other things, expanded Medicare healthcare benefits to include an outpatient prescription drug benefit to Medicare eligible residents of the U.S. (Medicare Part D) beginning in 2006. Prescription drug coverage will be available to eligible individuals who voluntarily enroll under the Part D plan. As an alternative, employers may provide drug coverage at least “actuarially equivalent to standard coverage” and receive a tax-free federal subsidy equal to 28% of a portion of a Medicare beneficiary’s drug costs for covered retirees who do not enroll in a Part D plan.

     In May 2004, the FASB issued Staff Position FAS (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of the Act. FSP No. 106-2 requires treating the initial effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The subsidy also affects the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are accounted for as prior service cost. See Note 14 for the required disclosures.

     During the third quarter of 2004, we adopted FSP No. 106-2 retroactively to the beginning of 2004. The initial effect of the subsidy was a reduction in our APBO at January 1, 2004 of $68 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to retiree benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income for 2004 by $8.

     In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. 109-2 provides guidance under SFAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on a company’s income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period that includes the date of enactment for a company to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of non-U.S. earnings for purposes of applying SFAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP No. 109-2, we have not adjusted our tax provision or deferred tax assets to reflect the repatriation provisions of the Jobs Act. See Note 15 for the required disclosures.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123, as revised, requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. We will adopt this guidance as of July 1, 2005 and begin recognizing compensation expense related to stock options in the third quarter. The requirements of SFAS No. 123 will be applied to stock options granted subsequent to June 30, 2005 as well as the unvested portion of prior grants. The fair value of stock options granted after 2004 will be determined using a binomial method, while the fair value of prior grants determined using the Black-Scholes method must be retained for those grants. The impact on our 2005 earnings is not expected to be significantly different from the pro forma expense included in our quarterly reports or this annual report, as it will be based in large part on the stock options granted in 2002 through 2004. The impact on periods beyond 2005 will depend on a number of factors, including the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price.

     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the treatment of certain costs, such as idle facility expense, freight and handling, as period expenses and requires that allocation of fixed overhead be based on normal capacity. We are required to adopt this guidance in 2006 and have not yet evaluated the potential impact on financial position or results of operations

Note 2. Preferred Share Purchase Rights

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

Note 3. Preferred Shares

     We have 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under the Rights Agreement referred to in Note 2. No shares of preferred stock have been issued.

Note 4. Common Shares

     Common stock transactions in the last three years are as follows:

	2004	2003	2002

Shares outstanding at beginning of year	148,627,201	148,557,994	148,530,464
Issued for equity compensation plans, net of forfeitures	1,258,798	69,207	27,530
Repurchased under equity compensation plans	(4,914)

Shares outstanding at end of year	149,881,085	148,627,201	148,557,994

     Certain of our employee and director stock plans provide that participants may tender stock to satisfy the purchase price of the shares, the income taxes required to be withheld on the transaction, or both. Shares may only be tendered if held by the participant for a period of more than six months. In connection with these stock plans, 4,914 shares were tendered and repurchased in 2004; no shares were repurchased in 2003 or 2002.

     The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation:

	2004	2003	2002

Average shares outstanding for the year - basic	148,828,550	148,207,482	148,124,866

Plus: Incremental shares from:
Deferred compensation units	442,337	316,649	579,509
Restricted stock	284,901	136,263	86,252
Stock options	1,148,970	230,990	51,071

Potentially dilutive shares	1,876,208	683,902	716,832
Average shares outstanding for the year - diluted	150,704,758	148,891,384	148,841,698

Note 5. Inventories

     The components of inventory are as follows:

	December 31
	2004	2003

Raw materials	$416	$293
Work in process and finished goods	491	450

	$907	$743

     Inventories amounting to $414 and $396 at December 31, 2004 and 2003, respectively, were valued using the LIFO method. If all inventories were valued at replacement cost, inventories would be increased by $102 and $91 at December 31, 2004 and 2003, respectively.

Note 6. Goodwill

     Changes in goodwill during the years ended December 31, 2004 and 2003, by operating segment, are presented in the following table.

	Balance at	Discontinued	Effect of	Balance at
	December 31,	Operations	Currency	December 31,
	2003	Effect	and Other	2004
Automotive Systems Group	$431	$	$32	$463
Heavy Vehicle Technology & Systems Group	125		(2)	123
Other	2		5	7

	$558	$—	$35	$593

	Balance at	Discontinued	Effect of	Balance at
	December 31,	Operations	Currency	December 31,
	2002	Effect	and Other	2003
Automotive Systems Group	$418	$	$13	$431
Heavy Vehicle Technology & Systems Group	118		7	125
Automotive Aftermarket Group	30	(32)	2	—
Other	2			2

	$568	$(32)	$22	$558

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. The new guidance replaced the amortization of goodwill with periodic assessments of the fair value of goodwill. Our initial impairment test, performed as of January 1, 2002, indicated that the carrying amounts of some of our reporting units exceeded the corresponding fair values, which were determined based on the discounted estimated future cash flows of the reporting units. The implied fair value of goodwill in these reporting units was then determined through the allocation of the fair values to the underlying assets and liabilities. The January 1, 2002 carrying amounts of the goodwill in these reporting units exceeded its implied fair value by $289. The $289 write-down of goodwill to its fair value as of January 1, 2002, net of $69 of related tax benefits, was reported in 2002 as the effect of a change in accounting in the accompanying financial statements. The goodwill included in the consolidated balance sheet as of December 31, 2001, which included the $289 described above, was supported by the undiscounted estimated future cash flows of the related operations.

     No material impairments have resulted from subsequent assessments, which have been performed annually since 2002. We will continue to test for impairment of our goodwill at least annually in the future. More frequent testing may be required if certain events occur, including a significant change in our businesses.

Note 7. Investments in Equity Affiliates

Equity Affiliates

     At December 31, 2004, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, engine hard parts, wheel-end braking systems, all wheel drive systems and transmissions, supplied to original equipment manufacturers. In addition, DCC had a number of investments in entities, primarily general and limited partnerships and limited liability companies that are largely special purpose entities engaged in financing transactions for the benefit of third parties.

     The principal components of our investments in equity affiliates engaged in manufacturing activities (those with an investment balance exceeding $5) at December 31, 2004 follow.

Investment	Ownership
Allied Ring Corporation	50.0%
Bendix Spicer Foundation Brake LLC	19.8
GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie.	30.0
Getrag Corporation of North America	49.0
Getrag Dana Holding GmbH	42.0
Promotora de Industrias Mecanicas, S.A. de C.V.	49.0
Spicer, S.A. de C.V.	48.8
Taiway Ltd.	13.9

     At December 31, 2004, the investment in the affiliates presented above was $675. Our aggregate investment at December 31, 2004 for all affiliates that engage in manufacturing activities was $691.

     Summarized combined financial information for all of our equity affiliates engaged in manufacturing activities follows.

	2004	2003	2002

Statement of Income Information:
Net sales	$2,198	$1,929	$1,724
Gross profit	256	294	306
Net income	$57	$107	$109

Dana’s share of net income	$35	$32	$32

Financial Position Information:
Current assets	$783	$802
Noncurrent assets	1,443	1,255
Current liabilities	752	559
Noncurrent liabilities	481	587

Net worth	$993	$911

Dana’s share of net worth	$691	$586

     At December 31, 2004, we had guaranteed $1 of short-term borrowings of a non-U.S. manufacturing affiliate accounted for under the equity method of accounting.

     The principal components of DCC’s investments in equity affiliates engaged in leasing and financing activities (those with an investment balance exceeding $20) at December 31, 2004 follow.

Investment	Ownership
DCL Leasing Partners LP	49.9%
Express Stop Financing	50.0
Indiantown Cogeneration LP	75.2
Pasco Cogen Ltd.	50.1
Scrubgrass Generating Co.	30.0
Terabac Investors LP	79.0
Triumph Trust	66.4

     With the exception of Express Stop Financing, the DCC investments relate to special purpose entities as opposed to operating entities.

     At December 31, 2004 the investment in the affiliated entities presented above was $239. Our aggregate investment at December 31, 2004 for all DCC affiliates that engage in financing activities was $300.

     Summarized combined financial information of all of DCC’s equity affiliates engaged in lease financing activities follows.

	2004	2003	2002

Statement of Income Information:
Lease finance and other revenue	$97	$164	$146
Net income	$25	$71	$39

DCC’s share of net income	$12	$31	$34

Financial Position Information:
Lease financing and other assets	$662	$1,075
Total liabilities	139	418

Net worth	$523	$657

DCC’s share of net worth	$300	$388

Variable Interest Entities

     Included in the equity affiliates engaged in lease financing activities are certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. In addition, DCC has several leveraged lease investments that qualify as VIEs but are not required to be consolidated under FIN No. 46; accordingly, these leveraged leases have been “deconsolidated” and are now included with other investments in equity affiliates. Lastly, DCC has investments in a number of leveraged leases (through ownership interests in trusts) that qualify as VIEs that are required to be consolidated; accordingly, the classification of these leases in our financial statements has not changed. Following is summarized information relating to these investments as well as equity affiliates that qualify as VIEs:

	December 31			December 31
Investment in Equity Affiliates	2004	2003	Investment in Leveraged Leases	2004	2003
Lease financing assets	$285	$609	Total minimum lease payments	$548	$1,443

Total assets	$503	$803	Residual values	63	91
Total liabilities	$183	$169	Nonrecourse debt service	(340)	(994)

Total net worth	$320	$634	Unearned income	(151)	(196)

DCC’s share of net worth	$200	$264		120	344

			Less - Deferred income taxes	(57)	(234)

Revenue	$66	$71	Net investment in leveraged leases	$63	$110

Total expenses	45	50	DCC's ownership interest in leases	$31	$56

Net income	$21	$21

DCC’s share of net income	$10	$13

     The investment in equity affiliates that qualify as VIEs relate to investments in: power generation facilities, 15%; real estate, 29%; cruise ship, 35%; natural gas processing facilities, 11%; and other, 10%.

     The net investment in leveraged leases at December 31, 2004 relates to an entity that has a leveraged lease in a power generation facility. DCC has made loans to VIEs, including two loans with outstanding balances of $9 at December 31, 2004 to equity affiliates included in the table above. DCC also has three loans with an aggregate outstanding balance of $21 which it has made to VIEs in which DCC does not hold an equity interest. DCC’s maximum exposure to loss from its investments in VIEs is limited to its share of the net worth of the VIEs, net investment in leveraged leases and outstanding balance of loans to VIEs, less any established reserves.

     Dana has equity investments in three entities’ engaged in manufacturing activities that qualify as VIEs. These entities assets, liabilities, revenue and net loss as of December 31, 2004 and for the year then ended are not material. Dana’s total investment at risk in these VIEs at December 31, 2004, including loans, was $14.

Note 8. Short-Term Debt and Credit Facilities

     Our accounts receivable securitization program provides up to a maximum of $200 to meet our periodic demand for short-term financing. The program was formally reduced to that level from $400 on January 3, 2005 after the divestiture of the majority of our automotive aftermarket business reduced the amount of accounts receivable available to support the program. Under the program, certain of our divisions and subsidiaries either sell or contribute accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funds its accounts receivable purchases by pledging the receivables as collateral for short-term loans from participating banks. Expenses incurred to establish the program are being amortized over five years, the contractual life of the program.

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

     Our five-year bank facility, which matures on November 15, 2005, is used to provide liquidity back-up and was not drawn upon during 2004. This facility provides for borrowings of up to $400. The interest rates under the facility equal the London interbank offered rate (LIBOR) or bank prime, plus a spread that varies depending on our credit ratings. Advances under the facility that do not exceed $50 may be borrowed on an unsecured basis for up to five business days. Borrowings in excess of $50, any borrowings outstanding for more than five business days or any borrowings within a five-day period after repayment of all previous advances are not permitted until we provide certain inventory and other collateral, as permitted within the limits of our indentures. These restrictive provisions of the facility terminate if our credit ratings reach Baa3 by Moody’s and BBB- by S&P.

     The five-year bank facility requires us to maintain specified financial ratios as of the end of each quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. The ratio calculations are based on the additional financial information which presents Dana’s consolidated financial statements with DCC accounted for on an equity basis. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1 at December 31, 2004 and thereafter; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.50:1 at December 31, 2004 and thereafter; and (iii) net senior debt to EBITDA of not greater than 2.50:1 at December 31, 2004 and thereafter. In connection with the sale of the majority of our automotive aftermarket businesses, we discussed with the banks certain actions that would result in one-time charges that would have a significant adverse effect on EBITDA. Because the actions would enhance our financial position and substantially improve our debt to equity ratio, we requested a waiver of our compliance with the last two covenants as of December 31, 2004. The banks granted the waivers.

     Dana, excluding DCC, had committed borrowing lines of $994 at December 31, 2004, with no borrowings against them at that time. Dana, excluding DCC, had uncommitted borrowing lines of $475 at December 31, 2004, under which $98 had been borrowed.

     DCC, no longer having a need to borrow short-term funds, allowed its committed bank facility to expire in June 2004.

     Because our financial performance is impacted by various economic, financial and industry factors, we may not be able to satisfy the covenants under the long-term bank facility in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. We believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to provide additional collateral to the lenders or make other financial concessions. Default under the facility may result in defaults under other debt instruments. Our business, results of operations and financial condition might be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $6 in 2004, $5 in 2003 and $6 in 2002 in connection with our committed facilities. Amortization of bank commitment fees totaled $7, $4 and $9 in 2004, 2003 and 2002, respectively.

     Selected details of consolidated short-term borrowings are as follows:

		Weighted
		Average
		Interest
	Amount	Rate

Balance at December 31, 2004	$98	3.6%
Average during 2004	315	4.3
Maximum during 2004 (month end)	419	3.8

Balance at December 31, 2003	$54	2.5%
Average during 2003	307	1.8
Maximum during 2003 (month end)	397	2.2

Note 9. Long-Term Debt

     Since 1998, we have issued various unsecured notes with maturities extending out as far as March 1, 2029. A default under the related indentures may result in defaults under the long-term bank facility or the accounts receivable securitization program.

     During 2001, Dana issued $575 and €200 of 9% unsecured notes due August 15, 2011. During 2002, we issued $250 of 10.125% unsecured notes due March 15, 2010. The indenture agreements related to these notes placed certain limits on the borrowings, payments and transactions that we could undertake.

     During 2003, we paid $140 to repurchase certain of our unsecured notes with a total face value of $158. Specifically, we repurchased $19 of the March 2004 notes, $32 of the March 2028 notes and $107 of the March 2029 notes. Other income in 2003 includes the $15 pre-tax gain realized on these transactions after considering the unamortized issuance costs and original issuance discount.

     In March 2004, the $231 of 6.25% notes matured and were repaid. In December 2004, we tendered for and repurchased $891 (or the equivalent) of our March 2010 and August 2011 notes. Specifically, we repurchased $175 of the March 2010 notes and $460 and €193 (the equivalent of $256) of the August 2011 notes. The $1,086 paid for the notes exceeded their carrying amount (including $52 of valuation adjustments resulting from the termination of prior hedging arrangements) and unamortized issuance costs by $155. This loss and the $2 of expenses related to the tender offer are included in other expense and affected net income by $96. The funds used for the repurchase included the proceeds of an issue of $450 of 5.85% unsecured notes due January 15, 2015. As part of the tender process, the respective note holders consented to the modification of the indentures governing the March 2010 and August 2011 notes, effectively eliminating the limits on borrowings, payments and transactions that we may undertake.

     At December 31, 2004, long-term debt at DCC included notes totaling $275 outstanding under a $500 Medium Term Note Program established during 1999. Terms of the notes were determined at the time of issuance. These notes are general, unsecured obligations of DCC. DCC has agreed that it will not issue any other notes which are secured or senior to notes issued, except as permitted. Interest on the notes is payable on a semi-annual basis.

     Selected details of our consolidated long-term debt are as follows:

	December 31
	2004	2003

Indebtedness of Dana, excluding consolidated subsidiaries -
Unsecured notes, fixed rates -
6.5% notes, due March 15, 2008	$150	$150
7.0% notes, due March 15, 2028	164	164
6.5% notes, due March 1, 2009	349	349
7.0% notes, due March 1, 2029	266	266
9.0% notes, due August 15, 2011	115	575
9.0% euro notes, due August 15, 2011	10	250
10.125% notes, due March 15, 2010	74	247
5.85% notes, due January 15, 2015	450
6.25% notes, due March 1, 2004		231
Valuation adjustments	9	65
Indebtedness of DCC -
Unsecured notes, fixed rates, 2.00% - 8.375%, due 2005 to 2011	450	642
Secured notes, due 2007, variable rate of 6.15% at the end of 2004	40	35
Nonrecourse notes, fixed rates, 9.25% - 12.05%, due 2005 to 2016	4	32
Unsecured notes		13

Indebtedness of other consolidated subsidiaries	30	25

Total long-term debt	2,111	3,044
Less: Current maturities	57	439

	$2,054	$2,605

     The total maturities of all long-term debt for the five years after 2004 are as follows: 2005, $57; 2006, $94; 2007, $358; 2008, $154 and 2009, $352.

     Interest paid on short-term and long-term debt was $244 in 2004, $231 in 2003 and $255 in 2002.

Note 10. Interest Rate Agreements

     Under our interest rate swap agreements, we have agreed to exchange with third parties, at specific intervals, the fixed rate and variable rate interest amounts calculated by reference to agreed notional amounts. Differentials to be paid or received under these agreements are accrued and recognized as adjustments to interest expense.

     At December 31, 2004, Dana, exclusive of DCC, was a party to two interest rate swap agreements related to our remaining August 2011 U.S. dollar notes. These agreements effectively convert the interest rates of these notes to a variable rate in order to provide a better balance of fixed and variable rate debt. These fixed-for-variable swap agreements have been designated as fair value hedges of the August 2011 U.S. dollar notes. As of December 31, 2004, the agreements provided for us to receive a rate of 9.0% on an aggregate notional amount of $114 and to pay variable rates equal to the six-month LIBOR plus an average of 4.71% (the combined rate was 7.49% at December 31, 2004). These agreements expire in August 2011. Based on the aggregate fair value of these agreements, we recorded a $1 noncurrent liability at December 31, 2004 which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the agreements remain open.

Note 11. Stock Incentive Plan

     Under the Dana Stock Incentive Plan, the Compensation Committee of the Board may grant stock options to Dana employees. Options outstanding have been granted at option prices equal to the market price of the stock at the date of grant. Generally, the options granted become exercisable in cumulative 25% increments at each of the first four anniversary dates of the grant and all options expire ten years from the date of grant.

     When we merged with Echlin Inc. in 1998, we assumed Echlin’s 1992 Stock Option Plan for employees and the underlying Echlin shares were converted to Dana stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 1,692,930 Dana shares. No options were granted under this plan after the merger. The plan expired in 2002, and the options outstanding at the date of expiration remained exercisable according to their terms and will expire no later than 2008 if not exercised before then.

     This is a summary of the stock option activity under these two plans in the last three years:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2001	14,940,953	$33.14
Granted - 2002	3,161,850	15.29
Exercised - 2002	(2,589)	20.13
Cancelled - 2002	(590,959)	26.69

Outstanding at December 31, 2002	17,509,255	$30.14
Granted - 2003	2,544,650	8.34
Exercised - 2003	(1,850)	15.33
Cancelled - 2003	(2,581,622)	32.77

Outstanding at December 31, 2003	17,470,433	$26.57
Granted - 2004	2,018,219	22.03
Exercised - 2004	(958,964)	12.13
Cancelled - 2004	(2,351,475)	31.10

Outstanding at December 31, 2004	16,178,213	$26.20

     The following table summarizes information about stock options under these plans at December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life in Years	Price	Options	Price

$8.34-$18.81	4,505,634	7.9	$12.22	1,698,332	$13.27
20.19-33.08	7,709,995	5.9	24.44	5,384,245	25.19
37.52-52.56	3,962,584	3.7	45.54	3,962,359	45.54

	16,178,213	5.9	$26.20	11,044,936	$30.66

     In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to these stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $13 in 2004, $14 in 2003 and $17 in 2002.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes model. Black-Scholes is one of several models that companies have historically used to estimate the value of option grants. The Black-Scholes model is heavily influenced by the assumptions used, especially the stock price volatility assumption.

     The assumptions used in each of the last three years are as follows:

	2004		2003		2002

Risk-free interest rate	3.29%		2.97%		3.53%
Dividend yield	2.22%		0.48%		0.26%
Expected life	5.4	years	5.4	years	5.4	years
Stock price volatility	51.84%		43.46%		53.24%

     Based on the above assumptions, the weighted average fair value per share of options granted under these plans was $8.99 in 2004, $3.47 in 2003 and $7.67 in 2002.

     The Stock Incentive Plan also provides for the issuance of restricted stock units, restricted shares, stock awards, performance shares and stock appreciation rights, which may be granted separately or in conjunction with options. During 2004, we granted 182,187 restricted stock units, 33,878 restricted shares, 225,641 performance shares, 33,100 shares as stock awards and 14,750 stock appreciation rights. The vesting periods, where applicable, range from one to five years. Charges to expense related to these incentive awards totaled $3 in 2004.

     At December 31, 2004, there were 5,931,520 shares available for future grants of options and other types of awards under this plan.

Note 12. Other Compensation Plans

     We have numerous additional compensation plans under which we pay our employees for increased productivity and improved performance. One such plan is our Additional Compensation Plan for key management employees. Under this plan, participants selected by the Compensation Committee may earn annual cash bonuses if pre-established annual corporate and/or other performance goals are attained. The participants may elect whether to defer the payment of their bonuses, whether the deferred amounts will be credited to a stock account and/or an interest equivalent account and whether payment of the deferred awards will be made in cash and/or stock. Amounts deferred in a stock account are credited in the form of units, each equivalent to a share of Dana stock, and the units are credited with the equivalent of dividends on our common stock and adjusted in value based on the market value of our common stock. Compensation expense is charged or credited in connection with increases or decreases, respectively, in the value of these units. Amounts deferred in an interest equivalent account are not converted to units and are credited quarterly with interest earned at a rate tied to the prime rate.

     Activity related to the plan for the last three years is as follows:

	2004	2003	2002

Accrued for bonuses	$9	$10	$10
Dividends and interest credited to participants’ accounts	1	1	1
Mark-to-market adjustments	1	3	(1)

Plan expense	$11	$14	$10

     In order to satisfy a portion of our deferred compensation obligations to retirees and other former employees under this plan, we distributed shares totaling 229,058 in 2004, 9,437 in 2003 and 48,301 in 2002.

     We also have two successive Restricted Stock Plans under which the Compensation Committee may grant restricted common shares to key employees. The shares are subject to forfeiture until the restrictions lapse or terminate. Generally, the employee must remain employed with us for a specified number of years after the date of grant to avoid forfeiting the shares. Dividends on granted restricted shares may be paid to participants in cash but have historically been credited in the form of additional restricted shares. Participants historically could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. The number of restricted shares converted to restricted units was 4,397 in 2004, 42,049 in 2003 and 31,540 in 2002. The units, which are credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment.

     Grants were made under the 1989 Restricted Stock Plan through February 1999, at which time the authorization to grant restricted stock awards under this plan lapsed. At December 31, 2004, there were 465,057 shares available for issuance in connection with dividends under this plan.

     Under the 1999 Restricted Stock Plan, there were 129,500 shares granted in 2004, 53,900 shares in 2003 and 8,000 shares in 2002. At December 31, 2004, there were 738,150 shares available for future grants and dividends under this plan, including approximately 17,000 shares as a result of forfeitures in 2004.

     Charges to expense for these plans were $2 in 2004, $2 in 2003 and $1 in 2002.

     We also have plans pertaining to our non-management directors. Under our Directors’ Stock Option Plan, which was terminated in 2004, options for 3,000 common shares were granted annually to each non-management director. The option price was the market value of the stock at the date of grant. The options outstanding on the termination date remained exercisable in accordance with their terms and will expire no later than 2013 if not exercised before then.

     This is a summary of the stock option activity of the Directors’ plan in the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2001	183,000	$34.02
Granted - 2002	27,000	21.53

Outstanding at December 31, 2002	210,000	$32.41
Granted - 2003	30,000	8.52
Cancelled - 2003	(9,000)	24.25

Outstanding at December 31, 2003	231,000	$29.63
Cancelled - 2004	(42,000)	33.66

Outstanding at December 31, 2004	189,000	$28.73

     The following table summarizes information about stock options under this plan at December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life in Years	Price	Options	Price

$ 8.52-$21.53	81,000	7.4	$15.56	81,000	$15.56
24.81-32.25	69,000	2.6	29.46	69,000	29.46
50.25-60.09	39,000	3.8	54.79	39,000	54.79

	189,000	4.9	$28.73	189,000	$28.73

     Under our Director Deferred Fee Plan, each non-management director receives an annual grant of stock units in the quantity derived by dividing $.075 by the average of the high and low trading prices of Dana stock on the grant date. These directors may also elect to defer payment of their retainers and fees for Board and Committee service under this plan. Deferred amounts are credited to an Interest Equivalent Account and/or a Stock Account. The number of stock units credited to the Stock Account is based on the amount deferred and the market price of Dana stock. Stock Accounts are credited with additional stock units when cash dividends are paid on Dana stock, based on the number of units in the Stock Account and the amount of the dividend. Distributions under the plan are made when the directors retire, die or terminate service with Dana, in the form of cash and/or Dana stock. At distribution, the value of any units in the Stock Account is based on the market value of Dana stock at that time. Amounts deferred in an Interest Equivalent Account are credited quarterly with interest earned at a rate tied to the prime rate.

Note 13. Employees’ Stock Purchase Plan

     Full-time employees of Dana and our wholly owned subsidiaries and some part-time employees of our non-U.S. subsidiaries are eligible to participate in our Employees’ Stock Purchase Plan. Plan participants can authorize payroll deductions up to 15% of their earnings; these deductions are deposited with the independent plan custodian. We match up to 50% of the participants’ contributions in cash over a five-year period beginning with the year the amounts are withheld. To get the full 50% match, shares purchased by the custodian for any given year must remain in the participant’s account for five years.

     The custodian uses the payroll deductions and matching contributions to purchase Dana common stock at current market prices. As record keeper for the plan, we allocate the purchased shares to the participants’ accounts. Shares are distributed to the participants from their accounts on request in accordance with the plan’s withdrawal provisions.

     The custodian purchased the following number of shares in the open market in the past three years: 1,460,940 in 2004, 2,503,454 in 2003 and 2,239,968 in 2002. The charge to expense for our matching contributions was $8 in 2004, $10 in 2003 and $11 in 2002.

     We are also authorized to issue up to 4,500,000 shares to sell to the custodian in lieu of open market purchases. No shares have been issued for this purpose through December 31, 2004.

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

     The following tables provide a reconciliation of the changes in the defined benefit pension plans’ and other postretirement plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2004, statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2004 and 2003 for both continuing and discontinued operations. The measurement date for the amounts in these tables was December 31 of each year presented.

	Pension Benefits				Other Benefits
	2004		2003		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of benefit obligation
Obligation at January 1	$2,097	$817	$2,172	$636	$1,668	$91	$1,634	$65
Service cost	38	21	36	17	10	3	10	3
Interest cost	128	50	137	39	97	6	108	5
Employee contributions		3		3			11
Plan amendments		4		1			(121)
Actuarial (gain) loss	111	31	(38)	50	4	4	146	2
Benefit payments	(198)	(45)	(210)	(38)	(122)	(6)	(120)	(4)
Settlements, curtailments and terminations	(17)	(6)		(2)	(14)	(1)
Acquisitions and divestitures		(20)		13				5
Translation adjustments		83		98		7		15

Obligation at December 31	$2,159	$938	$2,097	$817	$1,643	$104	$1,668	$91

Accumulated benefit
obligation at December 31	$2,146	$868	$2,067	$721

	Pension Benefits
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of fair value of plan assets
Fair value at January 1	$1,784	$583	$1,662	$459
Actual return on plan assets	233	62	294	53
Acquisitions and divestitures		(19)		2
Employer contributions	196	93	38	34
Employee contributions		3		3
Benefit payments	(198)	(45)	(210)	(38)
Settlements				(2)
Translation adjustments		51		72

Fair value at December 31	$2,015	$728	$1,784	$583

     The following table presents information regarding the funding levels of our defined benefit pension plans:

	December 31
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans with fair value of plan assets in excess of obligations:
Fair value of plan assets	$1,305	$529	$770	$4
Accumulated benefit obligation	1,238	509	749	3

Plans with obligations in excess of fair value of plan assets
Accumulated benefit obligation	$908	$359	$1,318	$718
Fair value of plan assets	710	199	1,014	579

     The weighted average asset allocations of our pension plans at December 31 follow:

	U.S.		Non-U.S.
Asset Category	2004	2003	2004

Equity securities	50%	54%	56%
Controlled-risk debt securities	28	37	39
Absolute return strategies investments	8
Cash and short-term securities	14	9	5

Total	100%	100%	100%

     Our target asset allocations of U.S. pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2004 were 40%, 45%, 10% and 5%, respectively. Our target asset allocations at December 31, 2003 were similar. Our U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by the Finance Committee of the Board of Directors. Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates, and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels. Given our U.S. plans’ demographics, an important component of our asset/liability modeling approach is the use of what we refer to as “controlled-risk assets;” for the U.S. fund these assets are long duration U.S. government fixed-income securities. Such securities are a positively correlated asset class to pension liabilities and their use mitigates interest rate risk and provides the opportunity to allocate additional plan assets to other asset categories with low correlation to equity market indices. Our investment policy permits plan assets to be invested in a number of diverse investment categories, including “absolute return strategies” investments such as hedge funds. Absolute return strategies investments are currently limited to not more than 15% of total assets, although this limitation may be increased if appropriate. At December 31, 2004, approximately 8% of our U.S. plan assets were invested in absolute return strategies investments, primarily in U.S. and international hedged directional equity funds. It is our intention to increase the allocation of U.S. fund assets for various absolute return strategies investments in 2005. The cash and other short-term debt securities provide adequate liquidity for anticipated near-term benefit payments.

     The weighted-average asset allocation targets for our non-U.S. plans at December 31, 2004 were 53% equity securities, 44% controlled-risk sovereign debt securities and 3% cash and other assets.

     The following table presents the funded status of our pension and other retirement benefit plans and the amounts recognized in the balance sheet as of December 31, 2004 and 2003.

	Pension Benefits				Other Benefits
	2004		2003		2004				2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.		Non-U.S.		U.S.		Non-U.S.

Funded Status Balance at December 31	$(145)	$(209)	$(313)	$(234)		$(1,643)		$(104)		$(1,668)		$(91)
Unrecognized transition obligation		1		1				4				3
Unrecognized prior service cost	7	6	11	9		(105)				(117)
Unrecognized loss	453	140	442	132		758		44		808		41

Prepaid expense (accrued cost)	$315	$(62)	$140	$(92)		$(990)		$(56)		$(977)		$(47)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$332	$110	$167	$49	$		$		$		$
Accrued benefit liability	(255)	(182)	(417)	(221)		(990)		(56)		(977)		(47)
Intangible assets	1	3	5	8
Accumulated other comprehensive loss	237	7	385	72

Net amount recognized	$315	$(62)	$140	$(92)		$(990)		$(56)		$(977)		$(47)

     The amounts recorded in other comprehensive income were pre-tax credits of $213 in 2004 and $109 in 2003, which reduced the accumulated other comprehensive loss by $134 in 2004 and $62 in 2003.

     Benefit obligations of the U.S. non-qualified and certain non-U.S. pension plans, amounting to $165 at December 31, 2004, and the other postretirement benefit plans are not funded.

     Expected benefit payments by our pension plans and other retirement plans for each of the next five years and for the period 2010 through 2014 are presented in the following table.

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.	U.S.	Non-U.S.

Year
2005	$200	$46	$121	$6
2006	162	48	122	7
2007	164	50	124	7
2008	166	52	125	7
2009	168	57	126	7
2010-2014	838	329	606	41

	$1,698	$582	$1,224	$75

     Projected contributions to be made to our defined benefit pension plans in 2005 are $41 for our U.S. plans and $43 for our non-U.S. plans.

     Components of net periodic benefit costs for the last three years are as follows:

	Pension Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$38	$21	$36	$17	$45	$17
Interest cost	128	50	137	39	143	36
Expected return on plan assets	(173)	(42)	(183)	(33)	(206)	(32)
Amortization of transition obligation		2		(1)
Amortization of prior service cost	4	4	8	2	10	2
Recognized net actuarial loss (gain)	13	6		4	(7)	(2)

Net periodic benefit cost	10	41	(2)	28	(15)	21
Curtailment (gain) loss	2				13
Settlement loss	9	6			2
Termination expenses					7

Net periodic benefit cost after curtailment and settlements	$21	$47	$(2)	$28	$7	$21

	Other Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9	$4	$9	$4	$12	$4
Interest cost	96	6	108	5	101	4
Amortization of prior service cost	(12)		(7)		(4)
Recognized net actuarial loss	38	2	36	2	23	2

Net periodic benefit cost	131	12	146	11	132	10
Curtailment loss			1		3
Settlement gain		(1)
Termination expenses	1

Net periodic benefit cost after curtailment and settlements	$132	$11	$147	$11	$135	$10

     The weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S. Plans
	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.00%	5.00%	5.00%

	Non-U.S. Plans
	2004	2003	2002
Discount rate	5.54%	5.63%	5.99%
Expected return on plan assets	6.66%	6.80%	7.06%
Rate of compensation increase	3.46%	3.58%	3.41%

     The discount rate and expected return on plan assets for U.S. plans presented in the table above is used to determine pension expense for the succeeding year.

     We select the expected rate of return on plan assets on the basis of a long-term view of asset portfolio performance of our pension plans. Since the 1981 adoption of our asset/liability management investment policy, our compounded rate of return was 12.7%. However, our two-year, five-year and ten-year compounded rates of return through December 31, 2004 were 16.9%, 4.3% and 11.4%, respectively. We assess the appropriateness of the expected rate of return on an annual basis and when necessary revise the assumption. Our rate of return assumption for U.S. plans was last revised in 2002 when it was lowered from 9.5% to 8.75%, based in part on our expectation of lower future rates of return.

     The weighted average assumptions used in the measurement of other postretirement benefit obligations are as follows:

	2004	2003	2002
Discount rate	5.76%	6.24%	6.75%
Initial weighted health care costs trend rate	10.31%	11.81%	12.30%
Ultimate health care costs trend rate	4.98%	5.00%	5.00%
Years to ultimate	7	8	9

     The discount rate presented in the table above is used to determine expense for the succeeding year. Assumed health care costs trend rates have a significant effect on the health care plan. A one-percentage-point change in assumed health care costs trend rates would have the following effects for 2004:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligations	117	(96)

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

     In May 2004, the FASB issued Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of the Act. The Staff Position requires treating the initial effect of the employer subsidy on the accumulated postretirement benefit obligation (APBO) as an actuarial gain. The subsidy also affects the estimate of service cost in measuring the cost of benefits attributable to current service. The effects of plan amendments adopted subsequent to the Act to qualify plans as actuarially equivalent are treated as actuarial gains if the net effect of the amendments reduces the APBO. The net effect on the APBO of any plan amendments that (a) reduce benefits under the plan and thus disqualify the benefits as actuarially equivalent and (b) eliminate the subsidy are accounted for as prior service cost.

     During the third quarter of 2004, we adopted the Staff Position retroactively to the beginning of 2004. The initial effect of the subsidy was a $68 reduction in our APBO at January 1, 2004 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to retiree benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income by $8 in 2004.

     In January 2005, the Center for Medicare and Medicaid Services released final regulations to implement the new prescription drug benefits under Part D of Medicare. We are currently reviewing this guidance and are unable to quantify any additional effect it might have on our liability and expense in the future.

Note 15. Income Taxes

     Income tax expense (benefit) applicable to continuing operations consists of the following components:

	Year Ended December 31
	2004	2003	2002
Current
U.S. federal	$52	$(125)	$(7)
U.S. state and local	(11)	(2)	(9)
Non-U.S.	55	100	51

	96	(27)	35

Deferred
U.S. federal and state	(276)	(9)	(109)
Non-U.S.	(16)	(13)	(4)

	(292)	(22)	(113)

Total benefit	$(196)	$(49)	$(78)

     Income (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31
	2004	2003	2002
U.S. operations	$(424)	$(204)	$(242)
Non-U.S. operations	288	285	128

	$(136)	$81	$(114)

     Deferred tax benefits (liabilities) consist of the following:

		December 31
	2004	2003	2002
Postretirement benefits other than pensions	$372	$351	$339
Pension accruals	1	124	189
Postemployment benefits	40	36	36
Other employee benefits	82	37	29
Capital loss carryforward	251	456	368
Net operating loss carryforwards	407	267	220
Foreign tax credits recoverable	108	94	80
Other tax credits recoverable	47	32	15
Inventory reserves	18	29	63
Expense accruals	146	188	267
Goodwill	62	76	109
Research and development costs	128	86	41
Other		91	105

	1,662	1,867	1,861
Valuation allowances	(387)	(609)	(538)

Deferred tax benefits	1,275	1,258	1,323

Leasing activities	(309)	(598)	(636)
Depreciation - non-leasing	(67)	(177)	(214)
Unremitted equity earnings	(12)
Other	(37)

Deferred tax liabilities	(425)	(775)	(850)

Net deferred tax benefits	$850	$483	$473

     The valuation allowance of $387 at December 31, 2004 was determined in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance. Such assessment must be done on a jurisdiction-by-jurisdiction basis. The realization of the remaining net deferred assets at December 31, 2004 is dependent on future taxable income.

     Included in the $850 of net deferred tax benefits is $715 of U.S. federal and state deferred income taxes. Although Dana has incurred losses in the U.S. during the past four years, we have been profitable on a global basis. Management has determined that future profitability is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected results in 2005 and beyond in the U.S. may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.

     Our deferred tax assets include benefits expected from the utilization of net operating loss, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2004. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable to Dana in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration

Net operating losses
U.S. federal	$195	$	20	2023
U.S. state	83	21	Various	2005
Germany	48	23	Unlimited
France	30		Unlimited
U.K.	21	8	Unlimited
Other non-U.S.	30	6	Various	2007

	$407	$58
Capital losses	251	234	Various	2007
Foreign tax credit	108	67	10	2010
Other credits	47		20	2021

	$813	$359

     Our deferred tax asset for worldwide net operating losses is $407. Our valuation allowance for the net operating loss carryforwards of $58 decreased a net $37 in 2004. The decrease was primarily the result of eliminating the valuation allowance on the deferred tax asset related to our French operations. The sustained profits of our French operations over the last several years after successfully implementing their restructuring plans commenced in 2001, as well as the French tax law change that eliminated the carryforward limitation, were sufficient positive evidence to warrant eliminating the valuation allowance previously established.

     The deferred tax asset of $251 for capital loss carryforwards will begin to expire in 2007. The capital loss was primarily generated in connection with the sale of a U.S. subsidiary in 2002. Capital loss carryforwards are only allowed to offset capital gains generated by Dana. As such, we have a valuation allowance of $234 against this deferred tax asset. The deferred tax asset and valuation allowance for capital loss carryforwards decreased in 2004 as a result of capital gains generated in connection with the divestiture of our automotive aftermarket businesses and various leasing subsidiaries. The valuation allowance decreased an additional $17 for capital loss carryback benefits attributed to the settlement of IRS examinations for years prior to 1999.

     The deferred tax asset for U.S. foreign tax credit carryforwards of $108 may be carried forward ten years. To reflect uncertainties associated with achieving the proper mix of domestic and foreign sources of income to utilize the credits, we have a valuation allowance of $67 recorded against the deferred tax asset.

     Dana has not provided for U.S. federal income and non-U.S. withholding taxes on $444 of undistributed earnings from non-U.S. operations as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the U.S. Where excess cash has accumulated in Dana’s non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.

     The American Jobs Creation Act of 2004 (Jobs Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain non-U.S. earnings repatriated in 2005. The deduction would result in an approximately 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of Dana’s non-U.S. earnings that qualify for the temporary deduction is $673.

     Dana is evaluating the effects of the repatriation provision and expects to make a decision on implementation later in 2005.

     We paid income taxes of $43 in 2004 and $63 in 2003 and received net refunds of $86 in 2002.

     The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31
	2004	2003	2002

U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(18.5)	(4.4)	(2.1)
Non-U.S. income	(8.2)	(9.3)	(11.2)
Valuation adjustments	(160.1)	(60.9)	125.8
General business tax credits	(7.2)	(3.6)	(2.1)
Capital gain/loss	65.9	(92.2)	(127.2)
Asset write-off	3.4
Provision for return adjustments	(1.9)
Miscellaneous items	4.8	0.3	5.2

Impact of continuing operations on effective rate	(121.8)	(48.3)	(11.6)
Discontinued operations:
State and local income taxes, net of federal income tax benefit	(0.4)	1.6
Non-U.S. income	2.9	0.5	4.8
U.S. gain on foreign stock sales	12.2
Capital gain/loss	63.0
Valuation adjustments - capital loss carryforward	(63.1)
Valuation adjustments - other	3.7
Miscellaneous items	0.1	0.6	(0.3)

Impact of discontinued operations on effective rate	18.4	2.7	4.5
Impact of change in accounting			9.7

Effective income tax rate	(138.4)%	(10.6)%	(32.4)%

Note 16. Composition of Certain Balance Sheet Amounts

     The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31
	2004	2003

Other Current Assets
Deferred tax benefits	$89	$156
Prepaid pension expense	35	216
Other	93	59

	$217	$431

Investments and Other Assets
Investments at equity	$991	$974
Prepaid pension expense	407
Deferred tax benefits	761	329
Amounts recoverable from insurers	24	139
Other	369	252

	$2,552	$1,694

Property, Plant and Equipment, net
Land and improvements to land	$102	$106
Buildings and building fixtures	754	914
Machinery and equipment	3,631	3,485

	4,487	4,505
Less: Accumulated depreciation	2,334	2,295

	$2,153	$2,210

Deferred Employee Benefits and Other Noncurrent Liabilities
Postretirement other than pension	$919	$909
Pension	414	638
Postemployment	113	94
Compensation	43	51
Other noncurrent liabilities	257	209

	$1,746	$1,901

Investments in Leases
Leveraged leases	$287	$588
Direct financing leases	8	70
Property on operating leases, net of accumulated depreciation	1	1
Allowance for credit losses	(12)	(26)

	284	633
Less: Current portion	3	11

	$281	$622

     The components of the net investment in leveraged leases are as follows:

	December 31
	2004	2003

Rentals receivable	$2,312	$4,310
Residual values	248	429
Nonrecourse debt service	(1,905)	(3,622)
Unearned income	(368)	(528)
Deferred investment tax credit		(1)

	287	588
Less: Deferred taxes arising from leverage leases	164	441

	$123	$147

     Total minimum lease payments receivable on operating leases as of December 31, 2004 were not material.

Note 17. Fair Value of Financial Instruments

     The estimated fair values of Dana’s financial instruments are as follows:

	December 31
	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$634	$634	$731	$731
Notes receivable	94	94
Loans receivable (net)	28	29	34	38
Investment securities	8	8	9	9
Currency forwards	4	4	4	4

Financial liabilities
Short-term debt	98	98	54	54
Long-term debt	2,111	2,235	3,044	3,064
Interest rate swaps	1	1	11	11
Currency forwards	2	2	1	1
Deferred funding commitments under leveraged leases			1	1

Note 18. Commitments and Contingencies

     At December 31, 2004, we had purchase commitments for property, plant and equipment of approximately $99. DCC did not have any material commitments to provide loan and lease financing at December 31, 2004.

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. At December 31, 2004, there were no guarantees outstanding related to supplier tooling obligations.

     Dana has guaranteed the performance of a wholly-owned consolidated subsidiary under several operating leases. The operating leases require the subsidiary to make monthly payments at specified amounts and guarantee, up to a stated amount, the residual value of the assets at the end of the lease. The guarantees are for periods of from five to seven years or until termination of the lease. Dana has recorded a liability and corresponding prepaid amount of $3 relating to these guarantees. In the event of a default by our subsidiary the parent would be required to fulfill the obligations under the operating lease.

     Cash obligations under future minimum rental commitments under operating leases were $402 at December 31, 2004, with rental payments during the next five years of: 2005, $80; 2006, $66; 2007, $58; 2008, $50 and 2009, $37. Net rental expense was $116 in 2004, $90 in 2003 and $78 in 2002.

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

     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the years ended December 31, 2004 and 2003 follow:

	Year
	Ended December 31
	2004	2003

Balance, January 1	$91	$135

Amounts accrued for current year sales	31	39
Adjustments of prior accrual estimates	(5)	(3)
Settlements of warranty claims	(39)	(58)
Effect of discontinued operations		(19)
Impact of divestitures and acquisitions		(7)
Foreign currency translation	2	4

Balance, December 31	$80	$91

     We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

     Asbestos-Related Product Liabilities — At December 31, 2003, we reported approximately 149,000 active pending asbestos-related product liability claims, including 10,000 that were settled and awaiting documentation and payment. This number did not include 16,000 cases in New York City which, based on advice of counsel, we considered to be inactive because a court ruling in this jurisdiction prohibited them from being assigned trial dates. Since then, there have been new laws or court orders with a similar impact in the city of Baltimore, Maryland, the state of Ohio and the federal court system. Accordingly, we have classified as inactive those claims that meet the requirements in these jurisdictions for inactive status. As a result, at December 31, 2004, we had approximately 116,000 active pending claims, including 10,000 that were settled and awaiting documentation and payment, and 58,000 inactive claims. In estimating liability for these claims, we do not attribute any indemnity or defense expense to the inactive claims since we do not believe, based on our historical experience and an opinion of our counsel, that these claims will require the expenditure of funds to settle or resolve.

     We review our claims database annually and adjust our loss estimate as appropriate based on our litigation and our claims settlement and dismissal history and excluding inactive claims. At December 31, 2004, we had accrued $139 for indemnity and defense costs for our pending claims, compared to $133 at December 31, 2003. The amounts accrued are based on assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes. At December 31, 2004, we had recorded $118 as an asset for probable recovery from our insurers for asbestos-related product liability claims, compared to $113 at December 31, 2003. We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. In December 2004, we signed a settlement agreement with certain of our insurers. The agreement provides for the insurers to make cash payments to us in exchange for our release of all rights under the settled insurance policies. The payment received in December under the agreement was applied to reduce recoverable amounts, as reported as of September 30, 2004. This included a reduction of the $54 recoverable for settled asbestos-related product liability claims and related defense costs as well as a reduction of the estimated $30 recoverable for claims relating to defaults by some former members of the Center for Claims Resolution (CCR) on the payment of their shares of CCR-negotiated settlements in connection with asbestos-related product liability claims. See Other Liabilities below. The agreement also provided for cash to be escrowed and released to Dana in 2005. There are conditions associated with the release; however, we believe the conditions will be satisfied and expect to apply the payments to reduce the recoverable recorded at December 31, 2004.

     At December 31, 2003, we had a net amount recoverable from our insurers and others of $33, representing reimbursements for settled asbestos-related product liability claims and related defense costs. This amount included billings in progress and amounts subject to alternate dispute resolution (ADR) proceedings with some of our insurers. After applying the payment described above, the net amount recoverable was $26 at December 31, 2004.

     Other Product Liabilities – At December 31, 2004, we had accrued $11 for contingent non-asbestos product liability costs, compared to $12 at December 31, 2003, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 in 2004 and $8 in 2003. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.

     Environmental Liabilities — At December 31, 2004, we had accrued $71 for contingent environmental liabilities, compared to $67 at December 31, 2003, with an estimated recovery of $10 from other parties recorded in 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at December 31, 2004 and $6 at December 31, 2003. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). The site has three Operable Units. At December 31, 2004, we had estimated our liability for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) at Unit 1 involving off-site soil contamination to be approximately $1, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs; our liability for future remedial work at Unit 2 involving on-site soil contamination to be approximately $14, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and our liability for the costs of a remedial site investigation and feasibility study pertaining to possible groundwater contamination at Unit 3 to be less than $1 based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

     Other Liabilities – Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers, and the claimants to resolve these issues. At December 31, 2003, we had estimated our total liability to be $48, of which we had already paid $24, and the amount recoverable to be $30. At December 31, 2004, due to favorable rulings in ADR proceedings involving these issues, settlements with some of the former CCR members and cash received under the settlement agreement referred to above, we expect to pay a total of $50, including $47 already paid, and recover a total of $42, including $29 already received, in connection with these matters.

     Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on Dana could differ materially from our current expectations if our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted.

Note 19. Acquisitions

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

     In October 2001, we announced our plans to sell certain of the businesses of DCC. During 2002, we completed the sale of selected businesses and assets, which reduced DCC’s portfolio assets by approximately $500. These sales, along with certain tax benefits, and an impairment charge on an asset being marketed for sale, resulted in a $32 net after-tax gain on DCC divestiture activity. During 2003 and 2004, we continued to sell DCC assets in individually structured transactions and achieved further reductions through normal portfolio runoff. We reduced DCC’s assets in 2004 and 2003 by approximately $530 and $350, respectively, and recognized after-tax gains of $22 and $35.

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

     In June 2003, we sold a significant portion of our engine management operations to Standard Motor Products for $121. The proceeds consisted of $91 of cash and $30 of debt and equity. The equity securities are restricted by agreement for a period of thirty months from closing and are included in noncurrent assets at their estimated fair value. In connection with the sale, we recorded after-tax charges of $4 in 2003. The subsidiary’s sales, which were included in the former Automotive Aftermarket Group, were $288 and $142 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively. These amounts were included in our discontinued operations.

     In November 2004, we completed the sale of our automotive aftermarket businesses to The Cypress Group for approximately $1,000, including cash of $950 and a note with a face amount of $75. In connection with this transaction, we recorded an after-tax loss of $52 in discontinued operations in the fourth quarter of 2004, with additional related after-tax charges of $13 having been reported in discontinued operations previously in 2004. The following note includes information regarding the sales and other financial results reported by our discontinued operations for 2004, 2003 and 2002.

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

     We divested our American Electronic Components, Inc., Tekonsha Engineering Company, Theodore Bargman Company and FTE businesses and the majority of our Boston Weatherhead division during the fourth quarter of 2002. We were also actively pursuing the sale of a significant portion of our engine management business at the end of 2002, a process which ended with the sale of that business in June 2003. These operations qualified as discontinued operations at the end of 2002. In December 2003, we announced our intention to sell the majority of our automotive aftermarket businesses. Because we expected to complete the sale in 2004, these operations were treated as discontinued operations at the end of 2003. Accordingly, the income statements for all prior years have been reclassified to reflect the results of operations of these divested or soon-to-be divested businesses as discontinued operations. The assets and liabilities of our automotive aftermarket businesses that we divested in 2004 were presented as assets and liabilities of discontinued operations at December 31, 2003.

     The following summarizes the revenues and expenses of our discontinued operations for 2004, 2003 and 2002 and reconciles the amounts reported in the consolidated statement of income to operating PAT reported in the segment table, which excludes restructuring and other unusual charges.

	2004	2003	2002

Sales	$1,949	$2,153	$2,782
Other income (expense)	(54)	(3)	1
Cost of sales	1,655	1,792	2,316
Selling, general and administrative expenses	215	274	345
Restructuring charges	11	4	49

Income before income taxes	14	80	73
Income tax expense	(27)	(33)	(41)

Income (loss) reported in consolidated statement of income	(13)	47	32
Unusual items, net of tax	65	5	56

Operating PAT in segment table	$52	$52	$88

     The sales of our discontinued operations, while not included in our segment data, were associated with our SBUs as follows:

	2004	2003	2002

AAG	$1,949	$2,140	$2,368
ASG		13	385
Other			29

	$1,949	$2,153	$2,782

     In 2002, we charged $24 of exit costs, primarily lease continuation expense, related to closing warehouse facilities, $21 for employee termination benefits and $4 of long-lived asset impairment to restructuring expenses as we continued the program initiated in the fourth quarter of 2001. We also charged $34 to cost of sales in 2002 primarily for inventory impairment and provisions for unsalvageable customers returns in connection with exiting a product line. Other income (expense) included pre-tax charges of $38 in 2002 to reduce the carrying value of assets of our engine management business included in discontinued operations. Also included in other income (expense) is a net pre-tax gain of $41 in 2002 resulting from the divestiture of FTE and the majority of our Boston Weatherhead division. In 2004, other expense includes $11 of professional fees and other expenses incurred in preparing the automotive aftermarket businesses for sale and the $50 pre-tax loss realized on the sale, while restructuring includes $10 of lease continuation provisions.

     The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2003, consisting only of the amounts related to the automotive aftermarket businesses, included the following:

December 31,
2003

Assets of discontinued operations:
Accounts receivable	$408
Inventories	451
Cash and other current assets	75
Goodwill	32
Property, plant and equipment	288

$1,254

Liabilities of discontinued operations
Accounts payable	$199
Accrued payroll and employee benefits	26
Other current liabilities	73
Other noncurrent liabilities	9

$307

     In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified.

Note 22. Business Segments

     In the first quarter of 2004, we announced the combination of the Automotive Systems Group (ASG) and the Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The operations of both the ASG and EFMG produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our segments for the year ended December 31, 2004 consist of our Strategic Business Units (SBUs) – the expanded ASG and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and DCC. The segment data for the years ended December 31, 2003 and 2002 has been restated to reflect the combination of ASG and EFMG.

     The ASG sells axles, driveshafts, drivetrains, frames, sealing, bearing, fluid-management and power-cylinder products, chassis products and related modules and systems for the automotive light vehicle markets and driveshafts for the commercial vehicle market.

     The ASG also sells sealing, bearing, fluid-management and power-cylinder products for the automotive, light and commercial vehicle, leisure and outdoor power equipment markets.

     The HVTSG sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transmissions and electronic controls for the off-highway market.

      The following table presents sales by product for those products representing more than 10% of consolidated sales.

Product	2004	2003	2002
Axles	$3,907	$3,378	$3,271
Driveshafts	1,246	1,031	985
Structures	1,072	851	737
Sealing products and bearings	872	761	697
Fluid systems	854	833	856
Other	1,105	1,064	955

Total	$9,056	$7,918	$7,501

     In accordance with plans announced in October 2001, we have been divesting DCC’s businesses and assets; these sales continued during 2004. As a result of sales and the continuing collection of payments, DCC’s total portfolio assets were reduced to approximately $830 at December 31, 2004. While we are continuing to pursue the sale of many of the remaining DCC assets, we expect to retain certain assets for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of December 31, 2004, our expectation was that we would retain approximately $405 of the $830 of DCC assets held at that date; however, changes in market conditions may result in a change in our expectation. DCC’s retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

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

     Information used to evaluate our operating segments — the SBUs and DCC — and our geographic regions is as follows:

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
2004	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization

ASG	$6,658	$187	$340	$238	$106	$3,100	$213	$239
HVTSG	2,322	35	173	106	48	676	57	49
DCC				29	29	350
Other	76	7	(228)	(163)	27	41	6	4

Total continuing operations	9,056	229	285	210	210	4,167	276	292
Discontinued operations			84	52	52

Total operations	9,056	229	369	262	262	4,167	276	292
Unusual items excluded from performance measures			(292)	(180)	(180)

Consolidated	$9,056	$229	$77	$82	$82	$4,167	$276	$292

North America	$6,010	$109	$196	$123	$15	$2,230	$159	$177
Europe	1,775	127	141	105	72	1,224	67	66
South America	626	212	97	59	48	384	33	29
Asia Pacific	645	28	39	25	11	198	16	19
DCC				29	29	350
Other			(188)	(131)	35	(219)	1	1

Total continuing operations	9,056	476	285	210	210	4,167	276	292
Discontinued operations			84	52	52

Total operations	9,056	476	369	262	262	4,167	276	292
Unusual items excluded from performance measures			(292)	(180)	(180)

Consolidated	$9,056	$476	$77	$82	$82	$4,167	$276	$292

2003

ASG	$5,927	$149	$339	$242	$111	$3,027	$196	$229
HVTSG	1,924	75	130	79	27	610	39	51
DCC				21	21	291
Other	67	6	(221)	(211)	(28)	13	16	5

Total continuing operations	7,918	230	248	131	131	3,941	251	285
Discontinued operations			90	52	52

Total operations	7,918	230	338	183	183	3,941	251	285
Unusual items excluded from performance measures			(1)	39	39

Consolidated	$7,918	$230	$337	$222	$222	$3,941	$251	$285

North America	$5,473	$88	$245	$150	$30	$1,478	$150	$179
Europe	1,455	81	113	88	55	1,021	54	60
South America	441	165	70	43	33	222	17	27
Asia Pacific	549	3	47	30	15	158	29	17
DCC				21	21	291
Other			(227)	(201)	(23)	771	1	2

Total continuing operations	7,918	337	248	131	131	3,941	251	285
Discontinued operations			90	52	52

Total operations	7,918	337	338	183	183	3,941	251	285
Unusual items excluded from performance measures			(1)	39	39

Consolidated	$7,918	$337	$337	$222	$222	$3,941	$251	$285

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
2002	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization

ASG	$5,645	$127	$315	$230	$99	$2,794	$178	$239
HVTSG	1,797	92	102	63	14	629	23	53
DCC				26	26	271
Other	59	638	(198)	(236)	(56)	(43)	2	4

Total continuing operations	7,501	857	219	83	83	3,651	203	296
Discontinued operations			157	88	88

Total operations	7,501	857	376	171	171	3,651	203	296
Unusual items excluded from performance measures			(246)	(133)	(133)
Change in accounting				(220)	(220)

Consolidated	$7,501	$857	$130	$(182)	$(182)	$3,651	$203	$296

North America	$5,516	$96	$289	$181	$56	$2,189	$135	$192
Europe	1,233	68	60	57	28	984	28	57
South America	361	155	52	32	24	252	12	34
Asia Pacific	391	2	19	13	1	151	27	12
DCC				26	26	271
Other			(201)	(226)	(52)	(196)	1	1

Total continuing operations	7,501	321	219	83	83	3,651	203	296
Discontinued operations			157	88	88

Total operations	7,501	321	376	171	171	3,651	203	296
Unusual items excluded from performance measures			(246)	(133)	(133)
Change in accounting				(220)	(220)

Consolidated	$7,501	$321	$130	$(182)	$(182)	$3,651	$203	$296

     Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units. Because the accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations, we have included the corporate expenses and interest expense previously allocated to AAG in Other in the segment tables. These amounts totaled $38, $43, and $36 in 2004, 2003 and 2002, respectively. We believe this avoids distorting the net profit (loss) previously reported for the remaining SBUs and presents amounts that are indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of our automotive aftermarket business.

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

	2004	2003	2002

EBIT of continuing operations	$285	$248	$219
Restructuring and unusual items - total operations	(292)	(1)	(246)
Restructuring and unusual items - discontinued operations	69	9	81
Interest expense, excluding DCC	(172)	(160)	(175)
Interest income, excluding DCC	12	13	12
DCC pre-tax income	(38)	(28)	(5)

Income (loss) before income taxes	$(136)	$81	$(114)

     Restructuring and unusual items consist of the gains on sales of businesses discussed in Note 20 and the restructuring and other unusual charges discussed in Notes 21 and 23.

	2004		2003				2002
	EBIT	OPAT	EBIT		OPAT		EBIT		OPAT
Sale of automotive aftermarket	$(71)	$(65)	$		$		$		$
Gain on DCC asset sales		27				40				39
Expenses related to DCC asset sales	(8)	(5)		(7)		(5)		(11)		(7)
Repurchase of notes	(157)	(96)		15		9
Realignment and related charges	(76)	(54)						(243)		(163)
Other divestitures and asset sales	20	13		(9)		(5)		8		(2)

Unusual items excluded from performance measures	$(292)	$(180)		$(1)		$39		$(246)		$(133)

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

	Year Ended December 31, 2004
			Restructuring
	Restructuring	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)
ASG	$17	$(16)	$
HVTSG	1

	$18	$(16)	$—

	Year Ended December 31, 2003
			Restructuring
	Restructuring	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)
ASG	$19	$(10)	$(2)
HVTSG	7	(17)	(2)
Other	3

	$29	$(27)	$(4)

     Equity earnings included in the operating PAT and net profit reported in 2004, 2003 and 2002 were $29, $34, and $38 for ASG and $6, $(2) and $(6) for Other. Equity earnings included for HVTSG were not material. The related equity investments totaled $614, $564 and $473 for ASG, $32, $2, and $2 for HVTSG and $45, $20 and $23 for Other in 2004, 2003 and 2002.

     Net assets at the SBU and regional levels are intended to correlate with invested capital. The amount includes accounts receivable, inventories (on a first-in, first-out basis), prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.

     Net assets differ from consolidated total assets as follows:

	2004	2003	2002

Net assets	$4,167	$3,941	$3,651
Accounts payable and other current liabilities	2,171	1,838	1,609
DCC’s assets in excess of equity	785	1,210	1,493
Other current and long-term assets	1,924	1,374	2,623
Assets of discontinued operations		1,254	177

Consolidated total assets	$9,047	$9,617	$9,553

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

     Sales by region are based upon location of the entity recording the sale. Sales from the U.S. amounted to $5,145 in 2004, $4,741 in 2003 and $4,907 in 2002. No other country’s sales exceeded 10% of total sales. U.S. long-lived assets were $991 in 2004, $1,078 in 2003 and $1,304 in 2002. No other country’s long-lived assets exceeded 10% of total long-lived assets.

     Export sales from the U.S. to customers outside the U.S. amounted to $416 in 2004, $397 in 2003 and $223 in 2002. Total export sales (including sales to our non-U.S. subsidiaries which are eliminated for financial statement presentation) were $646 in 2004, $587 in 2003 and $392 in 2002.

     Worldwide sales to Ford Motor Company and subsidiaries amounted to $2,298 in 2004, $2,098 in 2003 and $1,953 in 2002, which represented 25%, 27% and 26% of our consolidated sales. Worldwide sales to General Motors and subsidiaries amounted to $975 in 2004, which represented 11% of our consolidated sales. Sales to DaimlerChrysler AG and subsidiaries were $823 in 2003 and $1,017 in 2002, representing 10% and 14% of our consolidated sales. Sales to Ford were primarily from our ASG segment, while sales to DaimlerChrysler were primarily from the ASG and HVTSG segments. Sales to DaimlerChrysler AG in 2004 and to General Motors prior to 2004 did not exceed 10% of our consolidated sales; no other customer accounted for more than 10% of our consolidated sales in any of the years reported.

Note 23. Realignment of Operations

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

     In 2002, we announced additional facility closures under the October 2001 plan, bringing the total number of facilities slated for closure to 39. As of December 31, 2002, 28 of the 39 facilities were closed with the remaining 11 scheduled for closure in 2003 or early 2004. Through the facility closures and divestitures undertaken in connection with the October 2001 plan, we had reduced the workforce by about 10,000 people (13%) from October 2001 through the end of 2002.

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

     During the fourth quarter of 2004, we took additional realignment actions, primarily in our off-highway and engine hard parts businesses. We recorded charges of $34 in connection with the consolidation of certain off-highway transmission and axle manufacturing which includes the closure of the Statesville, North Carolina facility and work force reductions in Brugge, Belgium. These actions will eliminate approximately 300 jobs and are expected to be complete by the end of 2005. We have recorded realignment charges of $18 in our engine hard parts business. In connection with signing a long-term supply agreement with Federal-Mogul Corporation to supply us with gray iron castings, we announced the closure of our foundry operations in Muskegon, Michigan, eliminating approximately 240 jobs by the end of the third quarter in 2005. Additionally, our European engine hard parts operations recorded additional severance of $10 in connection with the completion of our cessation of operations in France.

     The following summarizes the restructuring charges and activity for all restructuring programs recorded in the last three years:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2001	$206	$0	$53	$259

Activity during the year
Charges to expense	101	20	86	207
Cash payments	(67)		(75)	(142)
Write-off of assets		(20)		(20)
Transfers of balances	(59)			(59)

Balance at December 31, 2002	181	0	64	245

Activity during the year
Charges to expense	9	8	17	34
Adjustments of accruals	(16)		(11)	(27)
Cash payments	(93)		(52)	(145)
Write-off of assets		(8)		(8)

Balance at December 31, 2003	81	0	18	99

Activity during the year
Charges to expense	57	29	28	114
Adjustments of accruals	(17)		(14)	(31)
Cash payments	(66)		(17)	(83)
Write-off of assets		(29)		(29)

Balance at December 31, 2004	$55	$0	$15	$70

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

     The above amounts include activities within our discontinued operations. Restructuring expenses now included on the loss from discontinued operations line in the consolidated statement of income totaled $11 in 2004, $4 in 2003 and $49 in 2002, before related tax benefits.

     Employee terminations relating to the plans within our continuing operations were as follows:

	2004	2003	2002

Total estimated	1,065	251	3,222
Less terminated:
2002			(1,304)
2003		(120)	(1,190)
2004	(100)	(131)	(622)

Balance at December 31, 2004	965	0	106

     At December 31, 2004, $70 of restructuring charges remained in accrued liabilities. This balance was comprised of $55 for the reduction of approximately 1,070 employees to be completed in 2005 and $15 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $56 in 2005, $8 in 2006 and $6 thereafter. Our liquidity and cash flows will be materially impacted by these actions. It is anticipated that our operations over the long term will further benefit from these realignment strategies through reduction of overhead and certain material costs.

Note 24. Noncash Investing and Financing Activities

     In leveraged leases, the issuance of nonrecourse debt financing and subsequent repayments thereof are transacted directly between the lessees and the lending parties to the transactions. Nonrecourse debt issued to finance leveraged leases was $163 in 2001; nonrecourse debt obligations repaid were $151 in 2004, $226 in 2003 and $279 in 2002.

     The proceeds related to the November 2004 sale of the majority of our automotive aftermarket businesses included notes receivable with a fair value of $63.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(a) – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

				Adjustments
			Trade accounts	arising
			receivable	from change
	Balance at	Amounts	“written off”	in currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period
Year ended -
December 31, 2002	$45,060,034	$26,751,000	$(27,332,000)	$(4,930,034)	$39,549,000
December 31, 2003	39,549,000	7,531,000	(14,223,000)	5,044,000	37,901,000
December 31, 2004	37,901,000	4,588,000	(8,712,000)	4,760,000	38,537,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(b) – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR CREDIT LOSSES – LEASE FINANCING

				Adjustments
				arising
		Amounts	Amounts	from change
	Balance at	charged	“written off”	in currency	Balance at
	beginning	(credited)	net of	exchange rates	end of
	of period	to income(1)	recoveries	and other items	period
Year ended -
December 31, 2002	$31,214,000	$3,739,000	$(1,044,000)	$52,000	$33,961,000
December 31, 2003	33,961,000	126,000	(8,017,000)	49,000	26,119,000
December 31, 2004	26,119,000	(9,871,000)	(1,318,000)	(2,982,000)	11,948,000

(1)	DCC had maintained an allowance for potential losses related to assets held by a partnership interest. The partnership recognized the underlying loss in 2004, resulting in a reduction in the earnings from equity investments recorded by DCC. Concurrently, DCC reduced the allowance for credit losses resulting in no impact on net income.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(c) – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

			Reductions
	Balance at	Amounts	due to	Balance at
	beginning	charged	utilization or	end of
	of period	to income	expiration	period
Year ended -
December 31, 2002	$127,600,000	$415,400,000	$(5,300,000)	$537,700,000
December 31, 2003	537,700,000	141,002,000	(69,604,000)	609,098,000
December 31, 2004	609,098,000	82,062,000	(304,657,000)	386,503,000

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II(d) – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR LOAN LOSSES

		Amounts
	Balance at	charged		Write-Off	Balance at
	beginning	(credited)		recoveries	end of
	of period	to income	Write-Off	and other	period
Year ended -
December 31, 2002	$4,225,000	$1,039,000	$(2,337,000)	$477,000	$3,404,000
December 31, 2003	3,404,000		(137,000)		3,267,000
December 31, 2004	3,267,000	(1,728,000)	(1,541,000)	3,002,000	3,000,000

Unaudited Quarterly Financial Information

	For the Year Ended December 31, 2004
	March 31	June 30	September 30	December 31
Net sales	$2,311	$2,331	$2,114	$2,300

Gross profit*	203	234	164	122

Net income (loss)
Continuing operations	52	75	51	(83)
Discontinued operations	13	35	(11)	(50)

Net income (loss)	$65	$110	$40	$(133)

Net income (loss) per share
Basic
Continuing operations	$0.35	$0.51	$0.34	$(0.56)
Discontinued operations	0.09	0.23	(0.07)	(0.34)

Net income (loss)	$0.44	$0.74	$0.27	$(0.90)

Fully diluted
Continuing operations	$0.34	$0.50	$0.34	$(0.55)
Discontinued operations	0.09	0.23	(0.07)	(0.34)

Net income (loss)	$0.43	$0.73	$0.27	$(0.89)

*	Realignment charges (credits) of $(3), $4 and $5 incurred in the first, second and third quarters of 2004 were considered immaterial for separate reporting in the Statement of Income and were included in Cost of sales. As a result of the realignment charges recorded in the fourth quarter of 2004, these amounts have been included in Realignment charges in the Statement of Income for the year ended December 31, 2004. For consistency, the realignment charges (credits) have not been considered in the calculation of gross profit for any of the quarters in 2004.

	For the Year Ended December 31, 2003
	March 31	June 30	September 30	December 31
Net sales	$1,976	$2,012	$1,880	$2,050

Gross profit	173	174	144	180

Net income
Continuing operations	36	46	37	56
Discontinued operations	5	6	24	12

Net income	$41	$52	$61	$68

Net income per share
Basic
Continuing operations	$0.25	$0.31	$0.25	$0.37
Discontinued operations	0.03	0.04	0.16	0.08

Net income	$0.28	$0.35	$0.41	$0.45

Fully diluted
Continuing operations	$0.25	$0.31	$0.25	$0.37
Discontinued operations	0.03	0.04	0.16	0.08

Net income	$0.28	$0.35	$0.41	$0.45

     In the first quarter of 2003, we continued the sale of DCC assets in connection with the plan announced in October 2001, realizing an after-tax gain of $10 or $0.07 per share. We also made additional progress toward the completion of our restructuring plans, and accrued $6 for the cost of relocating people and equipment and maintaining buildings held for sale. Offsetting this charge was a reversal of $6 relating to other certain restructuring activities as the accruals exceeded the amounts necessary to complete the remaining activities in our restructuring plan.

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

     During the third quarter the sale of DCC’s portfolio assets generated a $9 after-tax gain. We realized an additional $9 after-tax gain from the repurchase of several notes payable prior to maturity. The combined effect of these items was $18, or 13 cents per share. In July 2003, a subsidiary of ArvinMeritor Inc. commenced a cash tender offer for all of the outstanding shares of our common stock.

     During the final quarter of 2003, ArvinMeritor Inc. terminated the offer. We also announced our intention to divest the majority of our automotive aftermarket businesses. Sale of DCC assets provided after-tax gains of $8, with adjustments relating to prior divestitures resulting in an after-tax charge of $2.

     During the second quarter of 2004, we realized $16 of after-tax gains on the sale of DCC assets, net of $2 of related expenses. We also recorded a $20 anticipated tax benefit in connection with the planned sale of the majority of our automotive aftermarket businesses and $3 of related expenses. The combined effect of these items was $33, or 22 cents per share.

     In the third quarter, we recorded a $13 after-tax gain on the sale of assets to a newly formed joint venture and $2 related to DCC asset sales. We also recognized $5 of realignment charges and $10 of expense related to the divestiture of the majority of our automotive aftermarket businesses, both amounts representing the after-tax effect. The $20 anticipated tax benefit recorded in the previous quarter was reversed in the third quarter based on an updated assessment. These items had an aggregate $20 effect and reduced earnings per share by 13 cents per share.

     In the fourth quarter of 2004, we completed the sale of the majority of our automotive aftermarket businesses and recorded an after-tax loss of $52. A portion of the sale proceeds and cash from the issuance of $450 of notes were used to repurchase notes with a face value of nearly $900. The repurchase resulted in an after-tax loss of $96 after considering valuation adjustment and unamortized debt issuance costs related to the notes. In December, we announced plans to realign our off-highway axle and transmission operations in the U.S. and Europe, to close two facilities in Michigan and to complete the cessation of certain operations in France. These realignment plans resulted in an after-tax charge of $49. In the aggregate, diluted earnings per share was reduced by $1.30 in connection with these transactions.

Item 9 — Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

- None -

Item 9A — Controls And Procedures

Disclosure Controls and Procedures — Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the fourth quarter of 2004 and have concluded that such controls and procedures are effective.

Internal Control Over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that, as of December 31, 2004, Dana’s internal control over financial reporting was effective.

     PricewaterhouseCoopers LLP, the independent registered public accounting firm that has audited our financial statements included in our annual report, has issued an attestation report on our assessment. That report is included in the Report of Independent Registered Public Accounting Firm at pages 43-44 of this annual report.

     There were no changes in Dana’s internal control over financial reporting identified in connection with the evaluation by the CEO and CFO that occurred during Dana’s fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect Dana’s internal control over financial reporting.

Item 9B — Other Information

- None -

PART III

Item 10 — Directors and Executive Officers of the Registrant

     You can find information about the background and experience of our directors in our 2005 Proxy Statement under “Election of Directors” and information about our executive officers in Part I, Item 1 of this Form 10-K. Our 2005 Proxy Statement also contains information about our Audit Committee and the “audit committee financial experts” (as defined by the SEC) under “The Board and Its Committees.”

     Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers are required to file with the SEC initial ownership reports and reports of changes in their ownership of Dana securities. You can find information about compliance with these requirements in our 2005 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”

     A commitment to ethical business conduct is a fundamental shared value of our Board, management and employees. Our Standards of Business Conduct constitutes the code of conduct for officers and employees required by the New York Stock Exchange (NYSE) and contains the code of ethics for the Chief Executive Officer and senior financial officers required by the SEC. Our Directors’ Code of Conduct constitutes the code of conduct for directors required by the NYSE. You can find these documents and our Board Governance Principles on our web site at http://www.dana.com/investors.

Item 11 — Executive Compensation

     You can find information about the compensation of our directors in our 2005 Proxy Statement under “The Board and its Committees.”

     You can find the “Compensation Committee Report on Executive Compensation” in our 2005 Proxy Statement under that caption, and information about the compensation of our highest paid executive officers under “Executive Compensation,” including salary and bonus information and, as applicable, option grants in 2004, aggregated option exercises in 2004 and year-end option values, long-term incentive plan awards in 2004, employment agreements, change of control agreements, separation agreements and pension benefits.

     There is a graph and table showing the yearly change in cumulative total shareholder return on Dana stock compared to the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Auto Parts & Equipment Index for the past five years in our 2005 Proxy Statement under “Comparison of Five-Year Cumulative Total Return.”

Item 12 — Security Ownership Of Certain Beneficial Owners And Management

     You can find information about the securities authorized for issuance under our equity compensation plans in our 2005 Proxy Statement under “Equity Compensation Plan Information” and information about the stock ownership of our directors, nominees, executive officers and more than 5% beneficial owners under “Stock Ownership.”

Item 13 — Certain Relationships And Related Transactions

     There were no reportable transactions with management or others during 2004.

Item 14 — Principal Accounting Fees And Services

     You can find information about our independent registered public accountant, PricewaterhouseCoopers LLP; our Audit Committee’s pre-approval policies and procedures; and the audit fees, audit-related fees, tax fees and other fees paid to PricewaterhouseCoopers during 2004 and 2003 in our 2005 Proxy Statement under “Independent Registered Public Accountants’ Fees.”

PART IV

Item 15 — Exhibits And Financial Statement Schedules

			10-K Pages
(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements:
		Report of Independent Registered Public Accounting Firm	43 – 44

		Consolidated Statement of Income for each of the three years in the period ended December 31, 2004	45

		Consolidated Balance Sheet at December 31, 2003 and 2004	46

		Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004	47

		Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2004	48

		Notes to Consolidated Financial Statements	49 – 90

		Unaudited Quarterly Financial Information	95

	(2)	Financial Statement Schedule:

		Valuation and Qualifying Accounts and Reserves (Schedule II)	91 – 94

		All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits listed in the “Exhibit Index”	108 – 110

		Exhibits Nos. 10-A through 10-S are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION

(Registrant)

Date: March 9, 2005	By:	/s/ Michael L. DeBacker

Michael L. DeBacker, Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 9, 2005	/s/ Michael J. Burns

Michael J. Burns, Chairman of the Board and Chief Executive Officer

Date: March 9, 2005	/s/ Robert C. Richter

Robert C. Richter, Chief Financial Officer

Date: March 9, 2005	/s/ Richard J. Dyer

Richard J. Dyer, Chief Accounting Officer

Date: March 9, 2005	*/s/ B. F. Bailar

B. F. Bailar, Director

Date: March 9, 2005	*/s/ A. C. Baillie

A. C. Baillie, Director

Date: March 9, 2005	*/s/ D. E. Berges

D. E. Berges, Director

Date: March 9, 2005	*/s/ E. M. Carpenter

E. M. Carpenter, Director

Date: March 9, 2005	*/s/ R. M. Gabrys

R. M. Gabrys, Director

Date: March 9, 2005	*/s/ S. G. Gibara

S. G. Gibara, Director

Date: March 9, 2005	*/s/ C. W. Grisé

C. W. Grisé, Director

Date: March 9, 2005	*/s/ G. H. Hiner

G. H. Hiner, Director

Date: March 9, 2005	*/s/ J. P. Kelly

J. P. Kelly, Director

Date: March 9, 2005	*/s/ M. R. Marks

M. R. Marks, Director

Date: March 9, 2005	*/s/ R. B. Priory

R. B. Priory, Director

Date: March 9, 2005	*By: /s/ Michael L. DeBacker

Michael L. DeBacker, Attorney-in-Fact

EXHIBIT INDEX

No.	Description	Method of Filing
2-A	Stock and Asset Purchase Agreement by and between AAG Opco Corp. and Dana Corporation	Filed by reference to Exhibit 2-A to our Form 10-Q for the quarter ended June 30, 2004

2-A(1)	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. (fka AAG Opco Corp.) and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on November 2, 2004

2-A(2)	Amendment No. 2, dated as of November 30, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 2, 2004

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, adopted April 20, 2004	Filed by reference to Exhibit 3-B to our Form 10-Q for the quarter ended March 31, 2004

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C.	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997

4-C(1)	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-C(2)	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

No.	Description	Method of Filing
4-C(3)	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-C(4)	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

4-D	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying Agent, dated as of December 6, 1999, with respect to DCC’s $500 million medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-E	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-F	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-G	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-H	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing
4-J	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-K	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-L	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-M	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-N	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-O	Note Agreement dated December 18, 1998, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.48% notes due December 1, 2005, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-P	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing
4-Q	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-R	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and €200 million of 9% Notes due August 15, 2011	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-R(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-R(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001
Regulation S Euro Global Notes (form of exchange securities)

4-R(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 1, 2004	Filed with this Report

4-R(4)	Second Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 6, 2004	Filed with this Report

4-S	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10-1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002

4-S(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 10-1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002

No.	Description	Method of Filing
4-S(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 10-1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002

4-S(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of December 1, 2004	Filed with this Report

4-T	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-T(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-T(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 5.85% Notes due January 15, 2015	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

10-A	Additional Compensation Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 12, 2004

10-B	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003

10-B(1)	First Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 10-B(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-B(2)	Second Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit C to our Proxy Statement dated March 12, 2004

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-C(2)	Second Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002

No.	Description	Method of Filing
10-C(3)	Third Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(3) to our Form 10-K for the fiscal year ended December 31, 2003

10-C(4)	Fourth Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(4) to our Form 10-K for the fiscal year ended December 31, 2003

10-D	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003

10-D(1)	First Amendment to the Dana Director Deferred Fee Plan	Filed by reference to Exhibit 10-D(1) to our Form 10-Q for the quarter ended March 31, 2004

10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-D(2) to our Form 10-Q for the quarter ended September 30, 2004

10-E(1)	Employment Agreement between Dana and W.J. Carroll	Filed by reference to Exhibit 10-E(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-E(2)	Employment Agreement between Dana and M.J. Burns	Filed by reference to Exhibit 10-E(2) to our Form 10-K for the fiscal year ended December 31, 2003

10-F	Change of Control Agreement between Dana and M.J. Burns; there are substantially similar agreements between Dana and B.N. Cole, C.F. Heine, J.M. Laisure, R.C. Richter and four other Dana employees	Filed by reference to Exhibit 10-F(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-G	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002

10-G(1)	First Amendment to Supplemental Benefits Plan	Filed by reference to Exhibit 10-H(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-H	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002

10-H(1)	First Amendment to 1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit 10-I(1) to our Form 10-K for the fiscal year ended December 31, 2003

No.	Description	Method of Filing
10-I	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-I(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002

10-J	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

10-K	Change of Control Severance Plan	Filed by reference to Exhibit L to our Form 10-K for the fiscal year ended December 31, 2003

10-K(1)	First Amendment to Change of Control Severance Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on October 25, 2004

10-L	Agreement between Dana and T. McCormack	Filed by reference to Exhibit 10-M to our Form 10-Q for quarter ended March 31, 2004

10-M	Agreement between Dana and W.J. Carroll	Filed by reference to Exhibit 10-N to our Form 10-Q for quarter ended June 30, 2004

10-N	Separation Agreement, General Release and Covenant Not to Sue between Dana and M.A. Franklin	Filed by reference to Exhibit 10-O to our Form 10-Q for quarter ended September 30, 2004

10-O	Agreement between Dana Corporation and B.N. Cole	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 17, 2004

10-P	Form of Award Certificate for Stock Options Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on February 18, 2005

10-Q	Form of Award Certificate for Restricted Stock Granted Under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.2 to our Form 8-K filed on February 18, 2005

10-R	Award Certificate for Restricted Stock Granted to B.N. Cole Under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.3 to our Form 8-K filed on February 18, 2005

No.	Description	Method of Filing
10-S	Form of Award Certificate for Performance Stock Awards Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.4 to our Form 8-K filed on February 18, 2005

10-T	Purchase Agreement between Dana Corporation and Banc of America Securities LLC and J.P. Morgan Securities Inc. as of December 7, 2004, relating to $450 million of 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 10, 2004

21	Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report

32	Section 1350 Certifications	Furnished with this Report