Form 10-Q
period 2005-03-31
DANA CORP
filed 2005-05-06
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2005
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

Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common stock, $1 par value	150,256,100

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DANA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$590	$634
Accounts receivable
Trade	1,479	1,266
Other	379	444
Inventories
Raw materials	482	416
Work in process and finished goods	495	491
Other current assets	256	217

Total current assets	3,681	3,468
Property, plant and equipment, net	2,106	2,153
Investments in leases	277	281
Investments and other assets	3,025	3,145

Total assets	$9,089	$9,047

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$305	$155
Accounts payable	1,407	1,317
Other current liabilities	1,138	1,217

Total current liabilities	2,850	2,689
Long-term debt	2,045	2,054
Deferred employee benefits and other noncurrent liabilities	1,689	1,746
Minority interest in consolidated subsidiaries	126	123
Shareholders’ equity	2,379	2,435

Total liabilities and shareholders’ equity	$9,089	$9,047

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$2,488	$2,311
Revenue from lease financing and other income (expense)	32	14

	2,520	2,325

Costs and expenses
Cost of sales	2,327	2,105
Selling, general and administrative expenses	136	134
Interest expense	43	51

	2,506	2,290

Income before income taxes	14	35
Income tax benefit		3
Minority interest	(3)	(3)
Equity in earnings of affiliates	7	17

Income from continuing operations	18	52
Income from discontinued operations, net of tax		13

Net income	$18	$65

Basic earnings per common share
Income from continuing operations	$0.12	$0.35
Income from discontinued operations		0.09

Net income	$0.12	$0.44

Diluted earnings per common share
Income from continuing operations	$0.12	$0.34
Income from discontinued operations		0.09

Net income	$0.12	$0.43

Cash dividends declared and paid per common share	$0.12	$0.12

Average shares outstanding - Basic	149	148

Average shares outstanding - Diluted	151	150

The accompanying notes are an integral part of the condensed consolidated financial statements. As explained in Note 1, the results of operations for the three months ended
March 31, 2004 have been restated to reflect the adoption of Staff Position FAS No. 106-2.

DANA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2005	2004
Net income	$18	$65
Depreciation and amortization	83	93
Gain on divestitures and asset sales	(1)	(4)
Working capital increase	(266)	(222)
Other	(37)	6

Net cash flows - operating activities	(203)	(62)

Purchases of property, plant and equipment	(70)	(79)
Payments received on leases and loans	4	4
Asset sales	35	103
Payments from partnerships	64	6
Other	1	(5)

Net cash flows - investing activities	34	29

Net change in short-term debt	164	115
Payments on long-term debt	(20)	(259)
Proceeds from long-term debt		5
Dividends paid	(18)	(18)
Other	(1)	5

Net cash flows - financing activities	125	(152)

Net change in cash and cash equivalents	(44)	(185)
Cash and cash equivalents - beginning of period	634	731

Cash and cash equivalents - end of period	$590	$546

The accompanying notes are an integral part of the condensed consolidated financial statements. As explained in Note 1, the results of operations for the three months ended
March 31, 2004 have been restated to reflect the adoption of Staff Position FAS No.106-2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in millions, except per share amounts)

Note 1. Basis of Presentation

     In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2004 to conform to the 2005 presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.

     The results of operations for the quarter ended March 31, 2004 were restated in connection with the adoption in the third quarter of 2004 of Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The adoption resulted in a $68 decrease in our accumulated postretirement benefit obligation and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to postretirement benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income for the three months ended March 31, 2004 by $2 and diluted earnings per share by $0.01.

Note 2. New Accounting Pronouncement

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. The effective date for this guidance was recently delayed for public companies until January 1, 2006. Accordingly, we will begin recognizing compensation expense related to stock options in the first quarter of 2006. The requirements of SFAS No. 123R will be applied to stock options granted subsequent to December 31, 2005 as well as the unvested portion of prior grants.

     The impact o f adopting SFAS No. 123R on our 2006 earnings is not expected to be significantly different from the pro forma expense included in our 2004 annual report; however, the amount of expense will be affected by the new valuation method, the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price.

Note 3. Common Shares

     The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three Months
	Ended March 31,
	2005	2004
Average shares outstanding for the period - basic	149.4	148.3

Plus: Incremental shares from:
Deferred compensation units	0.5	0.4
Restricted stock	0.3	0.3
Stock options	0.5	1.3

Potentially dilutive shares	1.3	2.0

Average shares outstanding for the period - diluted	150.7	150.3

Note 4. Equity-Based Compensation

     In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to the stock options would have been $3 in the first quarter of both 2005 and 2004.

     During the quarter ended March 31, 2005, we changed the method used to value stock options grants from the Black-Scholes method to the binomial method. The new method is being applied to stock options granted after December 31, 2004, including approximately 1,800,000 options granted in February 2005. The fair value of prior grants determined using the Black-Scholes method has been retained for those grants. Because the binomial method considers the possibility of early exercises of options, our historical exercise and termination experience, we believe it provides a fair value that is more representative of our experience.

     The fair value of the options granted in February 2005 was $4.28 per share under the binomial method, using a market value at date of grant of $15.94 and the following assumptions: risk-free interest rates of 2.84% to 4.08%, a dividend yield of 2.64%, volatility of 30% to 31.5%, expected forfeitures of 17.5% and an expected life of 6.7 years.

     The following table presents stock compensation expense currently included in our financial statements related to restricted stock, restricted stock units, performance shares and stock awards, as well as the pro forma information showing results as if stock option expense had been recorded under the fair value method.

	Three Months
	Ended March 31,
	2005	2004
Stock compensation expense, as reported	$1	$
Stock option expense, pro forma	3		3

Stock compensation expense, pro forma	$4		$3

Net income, as reported	$18		$65
Net income, pro forma	15		62

Basic earnings per share
Net income, as reported	$0.12		$0.44
Net income, pro forma	0.09		0.42
Diluted earnings per share
Net income, as reported	$0.12		$0.43
Net income, pro forma	0.09		0.41

Note 5. Pension and Other Postretirement Benefits

     The components of net periodic benefit costs for the three months ended March 31, 2005 and 2004 are shown in the following table.

	Pension Benefits
	Three Months
	Ended March 31,
	2005	2004

Service cost	$13	$15
Interest cost	$40	44
Expected return on plan assets	(52)	(54)
Amortization of prior service cost	1	2
Recognized net actuarial loss	6	4

Net periodic benefit cost	$8	$11

	Other Benefits
	Three Months
	Ended March 31,
	2005	2004

Service cost	$3	$3
Interest cost	25	27
Amortization of prior service cost	(3)	(3)
Recognized net actuarial loss	9	11

Net periodic benefit cost	$34	$38

     We made $9 in pension contributions to our defined benefit plans during the three months ended March 31, 2005 and expect to contribute approximately $75 during the last nine months of the year.

Note 6. Comprehensive Income

     Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments that are charged or credited directly to shareholders’ equity. The deferred translation loss reported for the three months ended March 31, 2005 was $60 and resulted primarily from the strengthening of the U.S. dollar relative to the euro ($39), the British pound ($6), the South African rand ($5) and the Swedish krona ($5). Changes in the relative value of the euro ($14 loss) and the British pound ($10 gain) were largely offsetting during the three months ended March 31, 2004.

     Our total comprehensive income (loss) is as follows:

	Three Months
	Ended March 31,
	2005	2004
Net income	$18	$65
Other comprehensive income (loss):
Deferred translation loss	(60)	(1)
Other	4

Total comprehensive income (loss)	$(38)	$64

Note 7. Income Taxes

     The effective tax rates for the three-month periods ended March 31, 2005 and 2004 were affected primarily by adjustments to the valuation allowances provided against deferred tax assets related to tax loss carryforwards.

     We did not recognize any tax expense on pre-tax profit of $14 for the three months ended March 31, 2005, which differs from the expected expense of $5 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $3 reduction in our valuation allowance against deferred tax assets. The adjustment to the valuation allowance was based primarily on our determination that it was more likely than not that a portion of the tax loss carryforward of one of our non-U.S. subsidiaries would be realized within the applicable carryforward period.

     The $3 income tax benefit for the three months ended March 31, 2004 recognized on pre-tax income of $35 differed from an expected expense provision of $12 at a statutory tax rate of 35%. The primary reason for this difference was a $10 reduction in the valuation allowance against deferred tax assets, as we determined that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with the sale of Dana Credit Corporation (DCC) assets.

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

     Deferred tax assets at March 31, 2005, net of valuation allowances, approximated $861, including $723 of U.S. federal and state deferred income taxes. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryover, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other post-employment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that realization is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected results in 2005 or the inability to project such results in the U.S. beyond 2005 may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.

Note 8. Business Segments

     Our segments for the first quarter of 2005 consist of our business units — the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG) – and DCC.

     In accordance with plans announced in October 2001, we have been divesting DCC’s businesses and assets; these sales continued during the first quarter of 2005. As a result of sales and the continuing collection of payments, DCC’s total portfolio assets were reduced by $75 during the quarter, leaving assets of approximately $755 at March 31, 2005. While we are continuing to pursue the sale of many of the remaining DCC assets, we expect to retain certain assets for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of March 31, 2005, our expectation was that we would retain approximately $400 of the $755 of DCC assets held at that date; however, changes in market conditions may result in a change in our expectation. DCC’s retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

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

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended March 31,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)

2005
ASG	$1,810	$37	$59	$40	$5
HVTSG	674	8	40	25	8
DCC				6	6
Other	4	1	(59)	(53)	(1)

Total operations	2,488	46	40	18	18
Unusual items excluded from performance measures			(2)

Consolidated	$2,488	$46	$38	$18	$18

North America	$1,586	$27	$24	$12	$(16)
Europe	532	42	38	26	16
South America	209	59	22	14	10
Asia Pacific	161	5	10	7	3
DCC				6	6
Other			(54)	(47)	(1)

Total operations	2,488	133	40	18	18
Unusual items excluded from performance measures			(2)

Consolidated	$2,488	$133	$38	$18	$18

2004

ASG	$1,712	$45	$103	$71	$40
HVTSG	578	9	39	24	10
DCC				7	7
Other	21	2	(59)	(52)	(7)

Total continuing operations	2,311	56	83	50	50
Discontinued operations			25	13	13

Total operations	2,311	56	108	63	63
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$56	$107	$65	$65

North America	$1,594	$27	$83	$54	$25
Europe	438	30	30	22	14
South America	130	44	18	11	9
Asia Pacific	149	1	8	5	2
DCC				7	7
Other			(56)	(49)	(7)

Total continuing operations	2,311	102	83	50	50
Discontinued operations			25	13	13

Total operations	2,311	102	108	63	63
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$102	$107	$65	$65

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

	Three Months
	Ended March 31,
	2005	2004
EBIT from continuing operations	$40	$83
Unusual items excluded from performance measures	(2)	(1)
Interest expense, excluding DCC	(35)	(38)
Interest income, excluding DCC	8	2
DCC pre-tax income (loss)	3	(11)

Income before income taxes	$14	$35

     Our presentation of segment information includes separate reporting of Unusual items excluded from performance measures. These items include, among other things, gains and losses on divestitures and related expenses and restructuring expenses such as severance, lease continuation and asset impairment charges. The following table describes the Unusual items excluded from performance measures for the three months ended March 31, 2005 and 2004.

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	EBIT	OPAT	EBIT	OPAT
Expenses related to DCC asset sales	$(2)	$(1)	$(1)	$
Gain on DCC asset sales		1			2

	$(2)	$—	$(1)		$2

     The gains and losses recorded by DCC are not presented as Unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the table.

Note 9. Discontinued Operations

     In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group (AAG). These operations comprise the discontinued operations reported in our financial statements for the period ended March 31, 2004. The $13 of income of discontinued operations consisted of pre-tax income of $24 and tax expense of $11. The sale of these operations was completed in November 2004 and had no impact on income for the three months ended March 31, 2005.

Note 10. Cash Deposits

     At March 31, 2005, we maintained cash deposits of $94 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. A total of $89 of the deposits may not be withdrawn.

Note 11. Goodwill

     The changes in goodwill during the three months ended March 31, 2005, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	March 31,
	2004	and Other	2005
ASG	$454	$(8)	$446
HVTSG	123	(1)	122
Other	16		16

	$593	$(9)	$584

     Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

Note 12. Restructuring of Operations

     The following summarizes the activity in accrued restructuring expenses during the first three months of 2005:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2004	$55	$15	$70

Activity during the quarter:
Charges to expense	1	2	3
Cash payments	(5)	(3)	(8)

Balance at March 31, 2005	$51	$14	$65

     The above amounts include charges included in operating performance which are related to the continuation of previously announced actions.

     At March 31, 2005, $65 of restructuring charges remained in accrued liabilities. This balance was comprised of $51 for the termination of employees, including the announced termination of approximately 1,100 employees scheduled for the remainder of 2005, and $14 for lease terminations and other exit costs. We estimate the related cash expenditures will be approximately $39 in the remainder of 2005, $18 in 2006 and $8 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and future cash flows will be more than adequate to satisfy these obligations related to our restructuring plans.

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

     Asbestos-Related Product Liabilities. We had approximately 120,000 active pending asbestos-related product liability claims at March 31, 2005, compared to 116,000 at December 31, 2004. Included at both dates were 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $143 for indemnity and defense costs for these claims at March 31, 2005, compared to $139 at December 31, 2004. The amounts accrued are based on our assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. We had recorded $122 as an asset for probable recovery from our insurers for these claims at March 31, 2005, compared to $118 at December 31, 2004. In addition to amounts related to pending claims, we had a net amount recoverable from our insurers and others of $28 at March 31, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims and related defense costs, including billings in progress and amounts subject to alternate dispute resolution (ADR) proceedings with some of our insurers.

     Other Product Liabilities – We had accrued $9 for contingent non-asbestos product liability costs at March 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both March 31, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.

     Environmental Liabilities – We had accrued $68 for contingent environmental liabilities at March 31, 2005, compared to $71 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at both March 31, 2005 and December 31, 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). The site has three Operable Units. At March 31, 2005, we estimated our liability for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination at Unit 1 to be approximately $1, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs. At that date, we also estimated our liability for future remedial work relating to on-site soil contamination at Unit 2 to be approximately $14, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs, and our liability for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination at Unit 3 to be less than $1, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

     Other Liabilities – Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers, and the claimants to resolve these issues. Due to the application in December 2004 of a portion of the payment received under the previously reported insurance settlement agreement, at March 31, 2005, we expected to pay a total of $50 in connection with these matters, including $47 already paid, and to recover a total of $42, including $29 already received. These amounts are unchanged from those reported as of December 31, 2004.

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

Note 14. Financing Agreements

     We are party to two interest rate swap agreements under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2011 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have both been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a $4 non-current liability at March 31, 2005, which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $10 at March 31, 2005.

     As of March 31, 2005, the interest rate swap agreements provided for us to receive an average fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on the London interbank offered rate (LIBOR), plus a spread. The average variable rate under these contracts approximated 8.1% as of March 31, 2005. The agreements expire in August 2011.

     On March 4, 2005, we entered into a new $400 long-term credit facility that will mature on March 4, 2010. The return of our bonds to an investment grade rating by two of the major rating agencies, the repurchase of nearly $900 of our outstanding notes and the reduction in amounts available under the accounts receivable securitization program led to the replacement of the prior credit facility ahead of its November 2005 maturity. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The new facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. The initial ratios were: (i) net senior debt to tangible net worth of not more than 1.10:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.00:1 through September 30, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 2.75:1 through September 30, 2005 and 2.50:1 thereafter. Prior to the end of March, we amended the facility and modified the EBITDA minus capital expenditures to interest expense ratio applicable to March 31, 2005 to 1.5:1; the net senior debt to EBITDA ratio requirement as of March 31, 2005 was changed to 3:1. We were in compliance with all the covenants, including the original ratios detailed in (ii) and (iii) above, as of March 31, 2005. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis.

     Based primarily on the levels of EBITDA and capital spend in the fourth quarter of 2004 and the first quarter of 2005, we expect that we will be required to further amend the facility to revise the covenants as of June 30 and September 30, 2005 as compliance with these covenants will be determined based on rolling four-quarter results. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. We have initiated negotiations with the banks regarding the revision of the ratios. While no assurance can be given, we believe that we will be able to successfully negotiate amended covenants. However, if an event of default were to occur under the long-term credit facility, defaults might occur under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     We also have an accounts receivable securitization program. That program was modified in early January 2005 to reduce the maximum borrowing available from $400 to $200, reflecting the formal reduction in the program following the sale of the majority of our automotive aftermarket businesses. We entered into a new program in April that provides up to $275 in borrowings. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.

Note 15. Warranty Obligations

     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months ended March 31, 2005 and 2004 follow.

	Three Months
	Ended March 31,
	2005	2004
Balance, beginning of period	$80	$91
Amounts accrued for current period sales	8	8
Adjustments of prior accrual estimates		1
Settlements of warranty claims	(9)	(10)
Foreign currency translation	(1)

Balance, end of period	$78	$90

     Warranty obligations are reported as current liabilities in the condensed consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dollars in millions

Market Outlook

Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2005, are shown below.

	Production in Units
				Dana's
				Outlook
	2002	2003	2004	2005

Light vehicle (in millions):
North America	16.4	15.9	15.8	15.7
Europe	20.8	19.6	20.5	20.7
Asia Pacific	18.1	20.5	21.8	22.7
South America	1.9	1.9	2.4	2.6

North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	189	196	232	256
Heavy-duty (Class 8)	181	177	259	293

Off-Highway (in thousands)*
North America	260	281	325	353
Europe	466	452	450	453
Asia-Pacific	443	480	526	549
South America	55	61	65	69

*Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.

     Although North American light-duty production levels have been relatively stable in recent years, a number of factors are negatively impacting our activity in this market. First-quarter 2005 production levels were down compared to last year. In total, light vehicle production year over year was down about 5%, with light truck production being down about 6% and passenger cars down about 3%. Our primary segment of the market is light trucks. In recent years, the light truck market has generally been stronger than passenger cars as consumer interest in sport utility and crossover vehicles increased. However, negatively impacting today’s light truck market is the higher price of gasoline. The larger sport utility vehicles in particular have experienced a significant drop in demand, with production of a number of these vehicles down year over year more than 20%.

     Negatively impacting us, as well, in this market has been the continuing market share decline experienced by our two biggest customers – Ford and GM. Whereas total light truck production in the first quarter of 2005 is down about 6%, light truck production of Ford and GM vehicles is down about 9% and 14%, respectively. Overall, inventories of light trucks continue to be somewhat higher than normal, raising the possibility of additional production cutbacks over the remainder of 2005. In an effort to minimize continued loss of market share, Ford and GM have continued to use incentives to stimulate sales. As light trucks have been important to Ford and GM profitability, the decline in production and use of incentives have put increasing pressure on their financial performance.

     A challenge that we and others in the light vehicle market face as a result of their declining profitability is the effect of continued price reduction pressure from our customers. Our largest customers in this market – the U.S.-based OE manufacturers – have experienced market share erosion to other international light vehicle manufacturers over the past few years. The more recent fall off in their light truck demand has intensified the situation even more. To the extent this trend continues, we expect the price reduction pressure will be ongoing. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. As such, ongoing cost reduction programs, like our lean manufacturing and six sigma blackbelt programs, will continue to be important to improving our margins.

     Given the current environment - high gas prices, higher than normal light truck inventories and the erosion of market share of our biggest customers – there is considerable uncertainty surrounding production levels in this market for the remainder of the year.

     The commercial vehicle market, on the other hand, is relatively strong. In our biggest market, North America, first quarter 2005 Class 8 production approximated 75,000 units, up about 39% from the 54,000 units produced last year. The North American medium-duty commercial vehicle market has similarly been strong, with first quarter 2005 production up about 14% from a year ago. With inventories relatively stable and a strong order backlog, production for the remainder of the year in this market is expected to continue to be strong. A shortage of a key component during March delayed our production of certain heavy axles and adversely affected the volume of our shipments. Production of the component is stabilizing and we expect to reach maximum capacity for several months as we work to reduce the backlog of orders.

     In our other markets – off highway, European commercial and light vehicles and light vehicles in the Asia Pacific and South American regions – we expect either stable or improving production demand in the remainder of 2005.

Commodity Costs

     Steel and other raw material costs have had a significant impact on our results and those of others in our industry this year. With steel particularly, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004, and these have continued throughout the current year. The surcharges, as well as base prices, which increased over most of 2004, have leveled off in the past two quarters. A frequently used leading indicator for steel cost trends is the Tri-Cities #1 bundles scrap steel price index. Prices on this index more than doubled over the course of 2004 – peaking at $431 per ton in the fourth quarter. At the end of this year’s first quarter, the spot price of scrap steel on this index had declined to $246. The price rose to $269 in early April, but has remained close to that level ever since. With this decline in market scrap prices and some moderation of demand for steel, we are hopeful that steel costs will come down as we move through the year. However, the situation continues to be volatile and uncertain. As such, our forecast for the remainder of the year does not assume a significant drop in steel costs.

     Of our annual $1,200 in steel purchases, about 30% are in the form of raw steel from mills and processors, with the balance coming from components or products containing steel. While leverage is clearly on the side of the steel suppliers at the present time, we are managing the situation by consolidating purchases and taking advantage of OE manufacturers’ resale programs where possible. We are also working with our customers to recover the cost of steel increases, either in the form of increased selling prices or reductions in price-downs that they expect from us.

     For the three months ended March 31, 2005, steel cost surcharges and price increases, net of recoveries from our customers, reduced our net income by approximately $32 as compared to the first quarter of 2004.

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

New Business

     Another major focus for us today is growing our top line – revenue – faster and profitably.

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

     We expect net new business to contribute approximately $470 to our 2005 sales and a total of $1,100 in 2005 through 2007. The majority of this new business is outside North America with non-Big Three customers. Our efforts continued during this year’s first quarter, as we added $170 to our net new business coming on stream in the future. We are currently pursuing a number of additional opportunities which could further increase new business coming on stream for 2005, 2006 and later years.

Liquidity and Capital Resources

Cash Flows (First Three Months 2005 versus First Three Months 2004)

	Three Months
	Ended March 31,		Dollar
	2005	2004	Change
Cash Flows — Operating Activities:
Net income	$18	$65	$(47)
Depreciation and amortization	83	93	(10)
Gains on divestitures and asset sales	(1)	(4)	3
Increase in operating working capital	(266)	(222)	(44)
Other	(37)	6	(43)

Net cash flows used in operating activities	$(203)	$(62)	$(141)

     Net income for the first three months of 2005 dropped significantly when compared to the first quarter of 2004 with the effect of steel price increases accounting for $32 of the decline and the divestiture of the automotive aftermarket businesses – accounted for as discontinued operations in 2004 – another $13. Depreciation and amortization was $10 lower in the first quarter of 2005, primarily the result of the recent divestiture of our automotive aftermarket businesses. Working capital increased as seasonal factors pushed trade receivables higher by $235. We also purchased larger amounts of steel as a precaution against shortages and prepared to meet the backlog related to a component shortage, key factors behind an $84 increase in inventory. The Other component in 2005 includes unremitted equity earnings, deferred tax benefits and a decrease in deferred compensation. Overall, cash flows used in operations totaled $203 in the first three months of 2005, a $141 increase from the $62 used in the same period in 2004.

	2005	2004	Change
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(70)	$(79)	$9
Payments received on leases and loans	4	4	—
Proceeds from asset sales	35	103	(68)
Payments from partnerships	64	6	58
Other	1	(5)	6

Net cash flows from investing activities	$34	$29	$5

     Capital spending in the first quarter of 2005 was $9 less than the expenditures made in the comparable period in 2004 as we maintained tight control over expenditures. Proceeds from asset sales were significantly below the $103 generated in the same period in 2004; however, the vast majority of payments received from partnerships represent proceeds from the sale of assets by a DCC investee. Overall, we generated $34 from our investing activities in the first quarter of 2005, slightly more than the $29 generated in the comparable period in 2004.

	2005	2004	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$164	$115	$49
Payments of long-term debt	(20)	(259)	239
Issuance of long-term debt		5	(5)
Dividends paid	(18)	(18)	—
Other	(1)	5	(6)

Net cash flows from (used in) financing activities	$125	$(152)	$277

     We made draws on the accounts receivable securitization program and the long-term facility to meet our working capital needs during the first quarter of 2005. The remainder of our debt transactions was generally limited to $20 of debt repayments, including a $10 scheduled payment at DCC, while dividend payments were even with the first quarter of 2004.

     Our estimate of cash outlays related to restructuring activities is approximately $39 for the remainder of 2005. Exclusive of our restructuring activities, we expect to reduce working capital by $100 for the year.

Financing Activities – Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,173 at March 31, 2005. This amount included our new long-term credit facility in the amount of $400, which matures in March 2010. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the bank prime rate, plus a spread that varies depending on our credit ratings. We also have an accounts receivable securitization program to help meet our periodic demands for short-term financing. The program in place at March 31, 2005 provided up to a maximum of $200 in borrowings, reflecting a formal reduction in the program following the sale of the majority of our automotive aftermarket businesses. We entered into a new program in April that provides up to $275 in borrowings. The amount available under the new program is subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below Ba3 by Moody’s and BB- by S&P. As of March 31, 2005, we were rated Ba2 by Moody’s and BBB- by S&P. At March 31, 2005, borrowings outstanding under the various Dana lines consisted of $87 drawn by non-U.S. subsidiaries against uncommitted lines, $100 outstanding under the accounts receivable program and $75 under the long-term credit facility.

     Dana’s long-term credit facility requires us to attain specified financial ratios as of the end of certain specified quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA, with all terms as defined in the long-term credit facility. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.5:1 at March 31, 2005, 2:1 at June 30 and September 30, 2005 and 2.5:1 at December 31, 2005 and thereafter; and (iii) net senior debt to EBITDA of not greater than 3:1 at March 31, 2005, 2.75:1 at June 30 and September 30, 2005 and 2.5:1 at December 31, 2005 and thereafter. The facility was initially amended during March 2005 to modify two of the ratio requirements at March 31, 2005. The EBITDA minus capital expenditures to interest expense ratio was changed from 2:1 to 1.5:1 and the requirement under the net senior debt to EBITDA ratio was changed from 2.75:1 to 3:1. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at March 31, 2005, including the covenants that existed prior to the March amendment.

     Based primarily on the levels of EBITDA and capital spend in the fourth quarter of 2004 and the first quarter of 2005, we expect that we will be required to further amend the facility to revise the covenants as of June 30 and September 30, 2005 as compliance with these covenants will be determined based on rolling four-quarter results. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. We have initiated negotiations with the banks regarding the revision of the ratios. While no assurance can be given, we believe that we will be able to successfully negotiate amended covenants. However, if an event of default were to occur under the long-term credit facility, defaults might occur under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

     We expect our cash flows from operations, combined with our long-term credit facility, amended as contemplated above, and our accounts receivable securitization program, to provide sufficient liquidity to fund our debt service obligations, projected working capital requirements, restructuring obligations and capital spending for a period that includes the next twelve months.

Hedging Activities — At March 31, 2005, we had a number of open forward contracts to hedge against certain anticipated cross-currency purchase and sale commitments. These forward contracts are for a short duration and none extends beyond the first quarter of 2006. The aggregate fair value of these contracts is a favorable amount of less than $1. These contracts have been valued by independent financial institutions using the exchange spot rates on March 31, 2005, plus or minus quoted forward basis points, to determine a settlement value for each contract.

     In order to provide a better balance of fixed and variable rate debt, we have two interest rate swap agreements in place to effectively convert the fixed interest rate on a portion of our August 2011 notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under these agreements, we receive an average fixed rate of interest of 9.0% on notional amounts of $114 and we pay a variable rate based on LIBOR, plus a spread. As of March 31, 2005, the average variable rate under these agreements was 8.1%. The swap agreements expire in August 2011, coinciding with the term of the hedged notes. Based on the aggregate fair value of these agreements at March 31, 2005, we recorded a non-current liability of $4 and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

     The following table summarizes our fixed cash obligations over various future periods as of March 31, 2005.

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,049	$44	$557	$431	$1,017
Operating Leases	410	78	124	94	114
Unconditional Purchase Obligations	92	85	7
Other Long-Term Liabilities	1,382	211	260	264	647

Total Contractual Cash Obligations	$3,933	$418	$948	$789	$1,778

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

     Other Long-Term Liabilities include estimated obligations under our retiree healthcare programs and the estimated 2005 contributions to our U.S. defined benefit pension plans. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2009 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2005 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

     In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions were present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. We have also guaranteed the performance of a wholly-owned consolidated subsidiary under several operating leases. The operating leases require the subsidiary to make monthly payments at specified amounts and guarantee, up to a stated amount, the residual value of the assets at the end of the lease. The guarantees are for periods of from five to seven years or until termination of the lease. We have recorded a liability and corresponding prepaid amount of $3 relating to these guarantees. In the event of a default by our subsidiary, we would be required to fulfill its obligations under the operating lease.

     We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on tooling that our customer will eventually own, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our

Board authorization permits us to issue tooling guarantees up to $80 for these programs. There were no guarantees outstanding under these programs at March 31, 2005.

     Included in cash and cash equivalents at March 31, 2005 are cash deposits of $94 to provide credit enhancement of certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. A total of $89 of the deposits may not be withdrawn. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

Contingencies – We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed our pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage, and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Asbestos-Related Product Liabilities. We had approximately 120,000 active pending asbestos-related product liability claims at March 31, 2005, compared to 116,000 at December 31, 2004. Included at both dates were 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $143 for indemnity and defense costs for these claims at March 31, 2005, compared to $139 at December 31, 2004. The amounts accrued are based on our assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.

     We have agreements with our insurance carriers providing for the payment of a significant majority of the defense and indemnity costs for the pending claims, as well as claims which may be filed against us in the future. We had recorded $122 as an asset for probable recovery from our insurers for these claims at March 31, 2005, compared to $118 at December 31, 2004. In addition to amounts related to pending claims, we had a net amount recoverable from our insurers and others of $28 at March 31, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims and related defense costs, including billings in progress and amounts subject to alternate dispute resolution (ADR) proceedings with some of our insurers.

Other Product Liabilities – We had accrued $9 for contingent non-asbestos product liability costs at March 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both March 31, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.

Environmental Liabilities – We had accrued $68 for contingent environmental liabilities at March 31, 2005, compared to $71 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at both March 31, 2005 and December 31, 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). The site has three Operable Units. At March 31, 2005, we estimated our liability for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination at Unit 1 to be approximately $1, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs. At that date, we also estimated our liability for future remedial work relating to on-site soil contamination at Unit 2 to be approximately $14, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs, and our liability for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination at Unit 3 to be less than $1, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

Other Liabilities – Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers, and the claimants to resolve these issues. Due to the application in December 2004 of a portion of the payment received under the previously reported insurance settlement agreement, at March 31, 2005, we expected to pay a total of $50 in connection with these matters, including $47 already paid, and to recover a total of $42, including $29 already received. These amounts are unchanged from those reported as of December 31, 2004.

Assumptions – The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on Dana could differ materially from our current expectations if our assumptions about the nature of the pending unresolved bodily injury claims and the claims relating to the CCR-negotiated settlements, the costs to resolve those claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted.

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

Change in Stock Option Valuation Method

     As discussed in Note 2, we modified the method used to determine the fair value of stock options in the first quarter of 2005 to the binomial method. Our critical accounting estimates, as described in our 2004 Form 10-K, are unchanged.

Results of Operations (First Quarter 2005 versus First Quarter 2004)

     We are organized into two market-focused business units - Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). Accordingly, our segments are our business units and DCC.

     Sales of our continuing operations by region for the first quarter of 2005 and 2004 were as follows:

					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

North America	$1,586	$1,594	$(8)	(1)%	$16		$(24)

Europe	532	438	94	21%	26		68

South America	209	130	79	61%	15		64

Asia Pacific	161	149	12	8%	3	9	—

	$2,488	$2,311	$177	8%	$60	$9	$108

     Organic change presented in the table is the residual change in sales after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar since the first quarter of 2004 played a significant role in increasing our 2005 sales. In North America, the stronger Canadian dollar helped cushion the sales decline, but overall sales in the region were down. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the effect of the stronger Australian dollar.

     The net decrease in organic sales in North America is due primarily to lower production levels in the light vehicle market. First quarter production of all light vehicles was down approximately 5%. Production in the light truck segment – our primary light-duty market – was down by about 6%. Partially offsetting the sales decline associated with lower light vehicle production were higher production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to approximately 75,000 units in the first quarter of 2005 from 54,000 units in the same period in 2004. While not as significant as in the Class 8 segment, growth in the medium-duty segment was also strong as unit production increased around 14% from the same period last year.

     In Europe, the organic sales growth resulted from stronger commercial vehicle and off-highway markets, and from new business that came on stream in 2004 and 2005. In South America, the organic sales increase reflects new business in ASG as well as stronger light vehicle production.

     Sales by segment for 2005 and 2004 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to a segment, but excludes discontinued operations.

Business Unit Sales Analysis

					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

ASG	$1,810	$1,712	$98	6%	$46	$9	$43

HVTSG	674	578	96	17%	14		82

Other	4	21	(17)	(81)%	—		(17)

	$2,488	$2,311	$177	8%	$60	$9	$108

     ASG principally serves the light vehicle market, with some driveshaft sales to the commercial vehicle market. The organic sales increase was due primarily to the stronger commercial vehicle market, which experienced higher Class 8 production of about 39% and higher medium-duty production of around 14% in North America and stronger overall light-duty markets in South America and Asia Pacific. This more than offset the lower production levels in ASG’s primary market – the North American light truck market – which was down about 6% compared to the first quarter of last year.

     HVTSG focuses on the commercial vehicle and off highway markets. More than 90% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 and medium-duty segments being up significantly, as previously noted. In off highway, global production levels in our key market segments, including construction, agricultural and material handling, are up about _% in 2005. Most of our sales are in North America and Europe where certain segments are experiencing even higher production demands. Our off highway business is also benefiting from new customer programs which added to current year sales.

			Dollar
	2005	2004	Change
Revenue from lease financing and other income (expense)	$32	$14	$18

     Leasing revenue is $7 higher, primarily due to last year’s results including pre-tax losses on the sale of lease assets by DCC. Interest income increased $5, due in part to interest on a note receivable obtained in connection with our sale of the majority of our automotive aftermarket businesses in November 2004.

     An analysis of our 2005 and 2004 gross and operating margins and selling, general and administrative expenses relative to sales is presented in the following table.

Gross and Operating Margin Analysis

Three Months Ended March 31,

	As a Percentage of Sales		Increase /	%
	2005	2004	(Decrease)	Change

Gross Margin:
ASG	6.40%	9.10%	(2.70)%	(29.67)%
HVTSG	10.19%	12.45%	(2.26)%	(18.15)%
Consolidated	6.49%	8.92%	(2.43)%	(27.24)%

Selling, general and administrative expenses:
ASG	3.96%	3.84%	0.12%	3.13%
HVTSG	4.98%	5.81%	(0.83)%	(14.29)%
Consolidated	5.47%	5.80%	(0.33)%	(5.69)%

Operating margin:
ASG	2.44%	5.26%	(2.82)%	(53.61)%
HVTSG	5.20%	6.64%	(1.44)%	(21.69)%
Consolidated	1.02%	3.12%	(2.10)%	(67.31)%

     In the ASG, the reduction in gross margins was due mainly to a year-over-year increase in steel costs of $38. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusting for the higher steel costs, ASG’s gross margins in 2005 would have been 8.50%. Although sales were higher, the mix of business, pricing reductions, and inflationary cost increases also negatively impacted 2005 margins. The negative impact to margin from these factors was partially offset by various process cost reduction initiatives from programs like lean manufacturing and Six Sigma.

     HVTSG margins were similarly reduced by higher year-over-year steel costs, net of customer recoveries, of approximately $14. Removing the impact of higher net steel costs, HVTSG gross margins were 12.27%. Additionally, margins were negatively impacted by a component shortage from a principal supplier in March of this year which resulted in reduced shipments of heavy-duty axles and higher operating costs. Absent these two factors, gross margins in HVTSG exceeded those of the prior year, as the group benefited from overall higher sales.

     Consolidated selling, general and administrative (SG&A) expenses of $136 in the first quarter of 2005 were up from $134 in the comparative period in 2004. SG&A expenses within our manufacturing operations remained flat as a percentage of sales. Within the gradual phase-out of our leasing operations, SG&A expenses at DCC were lower, resulting in a lower consolidated SG&A expense as a percent of sales.

			Dollar
	2005	2004	Change
Income before income taxes	$14	$35	$(21)

     Operating margin was $24 in the first quarter of 2005, down from $72 in the same period in 2004. As discussed previously, gross margins in our two manufacturing business segments were negatively impacted by higher steel cost, net of customer recoveries, of $52. The lower operating margin was partially offset by higher other income of $18 (previously discussed) and by lower interest expense of $8 due primarily to lower overall debt levels.

			Dollar
	2005	2004	Change
Income tax benefit	$—	$3	$(3)

     We recognized income tax benefits in the first quarter of both 2005 and 2004 that resulted in net tax provisions that were more favorable than would be expected at the U.S. statutory rate of 35%. The income tax benefit of less than $1 reported for the first quarter of 2005 was $5 more favorable than the expense expected using a 35% rate. The primary factor generating this additional benefit was the release of $4 of valuation allowances against tax assets resulting from net operating losses of our Japanese subsidiary whose profitability outlook was determined to no longer require any valuation allowance. For the same period in 2004, the income tax benefit of $3 was $15 more favorable than an anticipated expense provision of $12 derived by applying a 35% rate. The most significant favorable impact in 2004 related to utilization of capital loss carryforwards. Since the benefit of capital losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is subsequently reduced when transactions generating capital gains occur, or are more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the first quarter of 2004, we released $10 of the valuation allowance against our capital loss carryforward due primarily to the sale of certain DCC assets.

			Dollar
	2005	2004	Change
Equity in earnings of affiliates	$7	$17	$(10)

     Equity earnings from our two largest equity affiliates were down $8, due primarily to higher costs for steel and other raw materials and lower sales volume.

Forward-Looking Information

     Forward-looking statements in this report are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our expectations based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those which are anticipated or projected due to a number of factors. These factors include national and international economic conditions; adverse effects from terrorism or hostilities; the strength of other currencies relative to the U.S. dollar; increases in commodity costs, including steel, that cannot be recouped in product pricing; changes in business relationships with our major customers and in the timing, size and continuation of their programs; the ability of our customers and suppliers to achieve their projected sales and production levels; the continued availability of necessary goods and services from our suppliers; competitive pressures on our sales and pricing; the continued success of our cost reduction and cash management programs, long-term transformation and U.S. tax loss carryforward utlilization strategies and other factors set out elsewhere in this report, including those discussed under the captions Financing Activities and Contingencies within Liquidity and Capital Resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to our exposures to market risk since December 31, 2004.

     The financing activities of the first three months of 2005 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

     Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as defined in the SEC rules, as of the end of the first quarter and have concluded that such controls and procedures are effective.

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

     Since our annual report on Form 10-K for the year ended December 31, 2004, there have not been any material developments in our previously reported pending litigation and environmental proceedings or any new litigation or environmental proceedings that are required to be reported in this quarterly report.

     You can find more information about our legal proceedings under “Note 13. Contingencies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total	Average
	Number of	Price
	Shares	Paid per
Period	Purchased	Share
January 2005	2,882	$16.94
February 2005	—	—
March 2005	17,520	14.36

	20,402	$14.72

     The above shares were repurchased in connection with (1) the vesting of restricted stock grants to satisfy the required payment of withheld income taxes and (2) the exercise of stock options to satisfy the payment of the exercise price and/or withheld income taxes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The results of voting by shareholders present in person or represented by proxy at our annual meeting on April 18, 2005 are as follows.

     Proposal 1. Election of Directors. The following persons were elected to serve as directors of Dana until the next annual meeting or until their successors are elected:

	Votes For	Votes Withheld
A. C. Baillie	124,046,713	3,244,995
D. E. Berges	124,504,730	2,786,978
M. J. Burns	123,401,140	3,890,568
E. M. Carpenter	123,464,933	3,826,775
R. M. Gabrys	124,475,264	2,816,444
S. G. Gibara	124,451,162	2,840,545
C. W. Grisé	124,504,602	2,787,105
J. P. Kelly	124,538,597	2,753,111
M. R. Marks	122,846,749	4,444,958
R. B. Priory	124,453,269	2,838,438

     Proposal 2. Ratification of Selection of Independent Auditors. The selection of PricewaterhouseCoopers LLP as Dana’s independent auditors for fiscal year 2005 was ratified. There were 124,695,595 votes for ratification, 2,368,217 votes against, 227,895 votes abstaining and no broker non-votes.

ITEM 6. EXHIBITS

     The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report. Exhibit No. 10-D(3) is a compensatory plan in which directors participate.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION
Date: May 6, 2005	/s/ Robert C. Richter
Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING
4-T	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

4-T(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T(1) to Amendment No. 1 to our Registration Statement No. 333-123924 on filed April 25, 2005

4-T(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 4T(2) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

10-D(3)	Third Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on April 12, 2005

10-U(1)	Sale and Purchase Agreement for the Acquisition of Fifty Percent (50%) of the Registered Capital of Dongfeng Axle Co., Ltd. among Dongfeng Motor Co., Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited, dated March 10, 2005	Filed with this report

10-U(2)	Equity Joint Venture Contract between Dongfeng Motor Co., Ltd. and Dana Mauritius Limited, dated March 10, 2005	Filed with this report

10-V	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report