Form 10-Q/A
period 2005-03-31
DANA CORP
filed 2005-05-13
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Yes ☑ No ☐

     The number of shares of the Registrant’s common stock, $1 par value, outstanding at April 29, 2005 was 150,256,100.

DANA CORPORATION
INDEX

Page Number
Cover	1

Index	2

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-16

Part II. Other Information

Item 6. Exhibits	17

Signature	18

Exhibit Index	19
Exhibit 31-A CEO Certification Rule 13A-14(A)/15D-14(A)
Exhibit 31-B CFO Certification Rule 13A-14(A)/15D-14(A)
Exhibit 32 Section 1350 Certifications

EXPLANATORY NOTE

      This Amendment No. 1 to the Quarterly Report on Form 10-Q of Dana Corporation for the quarterly period ended March 31, 2005 which we filed on May 6, 2005, is being filed solely to modify a sentence in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations (First Quarter 2005 versus First Quarter 2004) — Business Unit Sales Analysis” (MD&A) that addresses the volume of production in the off highway market segments served by our Heavy Vehicle Technologies and Systems Group. In the amended MD&A, we have inserted a phrase that clarifies the periods being compared and a percentage that was inadvertently omitted from the Form 10-Q filed on May 6, 2005. This Form 10-Q/A continues to speak as of May 6, 2005, and we have not updated or modified the disclosures therein for events occurring subsequent to that date.

PART I. FINANCIAL INFORMATION

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

     HVTSG focuses on the commercial vehicle and off highway markets. More than 90% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 and medium-duty segments being up significantly, as previously noted. In off highway, global production levels in our key market segments, including construction, agricultural and material handling, were higher in the first quarter when compared to the same period last year and looking ahead are expected to be up about 4% in 2005. Most of our sales are in North America and Europe where certain segments are experiencing even higher production demands. Our off highway business is also benefiting from new customer programs which added to current year sales.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

     The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION
Date: May 13, 2005	/s/ Robert C. Richter
Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report