Form 10-Q
period 2005-06-30
DANA CORP
filed 2005-07-29
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005 Commission File Number 1-1063
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
Yes ☑ No☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2005

Common stock, $1 par value	150,378,400

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$666	$634
Accounts receivable
Trade	1,478	1,266
Other	295	444
Inventories
Raw materials	360	416
Work in process and finished goods	560	491
Other current assets	276	217

Total current assets	3,635	3,468
Property, plant and equipment, net	1,998	2,153
Investments in leases	246	281
Investments and other assets	3,037	3,145

Total assets	$8,916	$9,047

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$409	$155
Accounts payable	1,356	1,317
Other current liabilities	1,006	1,217

Total current liabilities	2,771	2,689
Long-term debt	1,979	2,054
Deferred employee benefits and other noncurrent liabilities	1,677	1,746
Minority interest in consolidated subsidiaries	131	123
Shareholders’ equity	2,358	2,435

Total liabilities and shareholders’ equity	$8,916	$9,047

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$2,632	$2,331	$5,120	$4,642
Revenue from lease financing and other income	25	25	57	39

	2,657	2,356	5,177	4,681

Costs and expenses
Cost of sales	2,428	2,101	4,753	4,206
Selling, general and administrative expenses	136	124	274	258
Interest expense	40	51	83	102

	2,604	2,276	5,110	4,566

Income before income taxes	53	80	67	115
Income tax expense	(10)	(6)	(10)	(3)
Minority interest	(3)	(3)	(6)	(6)
Equity in earnings of affiliates	11	4	18	21

Income from continuing operations	51	75	69	127
Income from discontinued operations, net of tax		35		48

Net income	$51	$110	$69	$175

Basic earnings per common share
Income from continuing operations	$0.34	$0.51	$0.46	$0.86
Income from discontinued operations		0.23		0.32

Net income	$0.34	$0.74	$0.46	$1.18

Diluted earnings per common share
Income from continuing operations	$0.34	$0.50	$0.46	$0.84
Income from discontinued operations		0.23		0.32

Net income	$0.34	$0.73	$0.46	$1.16

Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

Average shares outstanding — Basic	150	149	150	148

Average shares outstanding — Diluted	151	151	151	150

The accompanying notes are an integral part of the condensed consolidated financial statements. As explained in Note 1, the results of operations for the three months and six months ended June 30, 2004 have been restated to reflect the adoption of Staff
Position FAS No. 106-2.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2005	2004
Net income	$69	$175
Depreciation and amortization	163	183
Gain on divestitures and asset sales	(5)	(25)
Working capital increase	(287)	(164)
Deferred taxes	(35)	(41)
Other	(72)	(73)

Net cash flows — operating activities	(167)	55

Purchases of property, plant and equipment	(132)	(142)
Asset sales	137	155
Payments received from partnerships	64	15
Other	(11)	(47)

Net cash flows — investing activities	58	(19)

Net change in short-term debt	225	153
Payments on long-term debt	(45)	(304)
Proceeds from long-term debt		5
Dividends paid	(36)	(36)
Other	(3)	10

Net cash flows — financing activities	141	(172)

Net change in cash and cash equivalents	32	(136)
Net change in cash — discontinued operations		2
Cash and cash equivalents — beginning of period	634	731

Cash and cash equivalents — end of period	$666	$597

The accompanying notes are an integral part of the condensed consolidated financial statements. As explained in Note 1, the results of operations for the six months ended June 30,
2004 have been restated to reflect the adoption of Staff Position FAS No. 106-2.

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
     The results of operations for the three months and six months ended June 30, 2004 were restated in connection with the adoption in the third quarter of 2004 of Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The adoption resulted in a $68 decrease in our accumulated postretirement benefit obligation and a corresponding actuarial gain. Our accounting policy related to postretirement benefit plans provides for the deferral of actuarial gains and losses. To the extent the net actuarial loss exceeds ten percent of the projected benefit obligation, we are amortizing the amount over the remaining service period of the active participants. Amortization of the actuarial gain related to adoption of the new guidance, along with a reduction in service and interest costs, increased net income for the three months and six months ended June 30, 2004 by $2 and $4, respectively, and diluted earnings per share by $0.01 and $0.02, respectively.
Note 2. New Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. The effective date for this guidance has been delayed for public companies until January 1, 2006. Accordingly, we will begin recognizing compensation expense related to stock options in the first quarter of 2006. The requirements of SFAS No. 123(R) will be applied to stock options granted subsequent to December 31, 2005 as well as the unvested portion of prior grants.

     The amount of expense will be affected by the valuation method (see Note 4), the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price. However, the impact of adopting SFAS No. 123(R) on our 2006 earnings is not expected to be significantly different from the pro forma expense included in our 2004 annual report.
Note 3. Common Shares
     The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Average shares outstanding for the period — basic	149.5	148.6	149.5	148.5

Plus: Incremental shares from:
Deferred compensation units	0.7	0.5	0.6	0.3
Restricted stock	0.2	0.3	0.3	0.3
Stock options	0.4	1.2	0.5	1.3

Potentially dilutive shares	1.3	2.0	1.4	1.9

Average shares outstanding for the period — diluted	150.8	150.6	150.9	150.4

Note 4. Equity-Based Compensation
     In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. If we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation,” the after-tax expense relating to our stock options would have been $4 and $7, respectively, for the three months and six months ended June 30 of both 2005 and 2004.
     During the quarter ended March 31, 2005, we changed the method used to value stock options grants from the Black-Scholes method to a binomial method. The new method is being applied to stock options granted after December 31, 2004. The fair value of prior grants determined using the Black-Scholes method has been retained for those grants. Because the binomial method considers the possibility of early exercises of options, our historical exercise and termination experience, we believe it provides a fair value that is more representative of our experience.
     The weighted-average fair value of the 2,318,570 options granted in the first half of 2005 was $4.05 per share under the binomial method, using a weighted-average market value at date of grant of $14.94 and the following weighted-average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.68%, volatility of 30.71% to 31.5%, expected forfeitures of 17.3% and an expected life of 6.8 years.

     The following table presents stock compensation expense currently included in our financial statements related to restricted stock, restricted stock units, performance shares and stock awards, as well as the pro forma information showing results as if stock option expense had been recorded under the fair value method.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Stock compensation expense, as reported	$1	$1	$2	$1
Stock option expense, pro forma	3	4	6	7

Stock compensation expense, pro forma	$4	$5	$8	$8

Net income, as reported	$51	$110	$69	$175
Net income, pro forma	48	106	63	168
Basic earnings per share
Net income, as reported	$0.34	$0.74	$0.46	$1.18
Net income, pro forma	0.32	0.71	0.42	1.13
Diluted earnings per share
Net income, as reported	$0.34	$0.73	$0.46	$1.16
Net income, pro forma	0.32	0.70	0.42	1.11
Note 5. Pension and Other Postretirement Benefits
     As discussed in Note 1, the results of operations for the three months and six months ended June 30, 2004 were restated in connection with the adoption of Staff Position FAS No. 106-2 in the third quarter of 2004. The components of net periodic benefit costs for the three months and six months ended June 30, 2004 in the Other Benefits table below reflect these adjustments.

	Pension Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$13	$15	$26	$30
Interest cost	40	44	80	88
Expected return on plan assets	(52)	(54)	(104)	(108)
Amortization of prior service cost	1	2	2	4
Recognized net actuarial loss	6	4	12	8

Net periodic benefit cost	$8	$11	$16	$22

	Other Benefits
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Service cost	$3	$3	$6	$6
Interest cost	25	27	50	54
Amortization of prior service cost	(3)	(3)	(6)	(6)
Recognized net actuarial loss	9	9	18	18

Net periodic benefit cost	$34	$36	$68	$72

     We made $25 in pension contributions to our defined benefit pension plans during the six months ended June 30, 2005 and expect to contribute approximately $55 during the last six months of the year.
Note 6. Comprehensive Income
     Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments that are charged or credited directly to shareholders’ equity.
     Our total comprehensive income (loss) for the three months and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$51	$110	$69	$175
Other comprehensive income (loss):
Deferred translation loss	(58)	(53)	(118)	(54)
Other	1		5

Total comprehensive income (loss)	$(6)	$57	$(44)	$121

     The deferred translation loss reported for the three months ended June 30, 2005 of $58 resulted primarily from a weaker euro ($57), British pound ($10) and Swedish krona ($7), relative to the U.S. dollar, offset in part by the effect of a stronger Brazilian real ($31). The same currencies were primarily responsible for the $118 deferred loss for the six months ended June 30, 2005. The euro ($97), British pound ($49), Swedish krona ($12) and the Canadian dollar ($9) all weakened relative to the U.S. dollar. These effects were partially offset by the impact of a stronger Brazilian real ($30).
     The deferred translation loss reported for the three months ended June 30, 2004 was $53. The euro ($15), the Brazilian real ($11) and the Australian dollar ($11) accounted for the largest components of the quarterly change. The same currencies generated nearly all of the deferred loss for the six months ended June 30, 2004, as the effects related to the euro ($29), the Brazilian real ($13) and the Australian dollar ($9) combined for $51 of the $54 change.
Note 7. Income Taxes
     The effective tax rates for the three-month and six-month periods ended June 30, 2005 and 2004 were affected primarily by our profit mix, which included losses in the United States, and adjustments to the valuation allowance provided against deferred tax assets related to tax loss carryforwards. The June 30, 2005 enactment of new tax legislation in Ohio, which provides for the replacement of the state’s current income-based system with a new gross receipts-based system, adversely affected our effective tax rate for the three months ended June 30, 2005.
     We recognized tax expense of $10 on pre-tax profit of $53 for the three months ended June 30, 2005, which differs from the expected expense of $19 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $15 reduction in our valuation allowance against deferred tax assets related to the capital loss carryforward. During the second quarter, the completion of transactions generating capital gains permitted us to reduce the valuation allowance against the carryforward.

The impact of state tax benefits on losses in the United States, combined with the effect of our international operations (which in the aggregate have a lower tax rate than the U.S. operations), reduced tax expense by $4. Increasing tax expense by $11 in the quarter was the reduction in deferred tax assets resulting from enactment of the Ohio tax legislation noted previously and discussed in detail in the following paragraph.
     The new Ohio tax legislation phases out the current income-based tax and phases in a gross receipts-based tax over a period of five years. Applying this new approach, we determined that certain deferred tax assets related to our Ohio tax loss carryforwards would not be realized during the corresponding phase-out of the current income-based tax. The elimination of these deferred tax assets, net of the federal tax benefit, increased tax expense by $11 in the three months ended June 30, 2005. The legislation generally provides for the deferred tax assets eliminated due to the phase-out of the income-based tax to be recoverable as credits against taxes due under the new gross receipts-based tax. Taxes based on gross receipts, which are not subject to the same accounting rules that apply to income taxes, are recorded at their present value in selling, general and administrative expenses. The $9 discounted value (using a discount rate of 4%) of the amount we expect to recover as a credit under this provision was recognized as an asset at June 30, 2005. The corresponding credit to selling, general and administrative expense, net of federal tax, increased net income by $6. Combined with the $11 write-off of deferred tax assets, the net impact of the legislation was a $5 reduction in net income in the second quarter of 2005.
     For the six months ended June 30, 2005, tax expense of $10 on pre-tax income of $67 differed from the amount derived by applying a 35% U.S. federal statutory tax rate by $13. A primary factor in the reduced expense was the above-mentioned $15 adjustment to the valuation allowance against the capital loss carryforward in the second quarter. Lower rates on income from international operations and the state tax effects of losses in the U.S. provided an additional $11 reduction to tax expense. These two factors were partially offset by the $11 charge related to enactment of the new tax legislation in Ohio.
     The $6 of income tax expense recognized on pre-tax income of $80 for the three months ended June 30, 2004 differs significantly from an expected expense provision of $28 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was our determination that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with certain future sales of Dana Credit Corporation (DCC) assets, which enabled us to reduce our valuation allowance against deferred tax assets by $18. To the extent that asset sales or other transactional activities result in capital gains, the tax liability on the capital gains is offset by the release of a portion of the valuation allowance recorded against the deferred tax asset related to our existing capital loss carryforward. Any tax benefit recognized on this basis is limited to the lower of the expected overall net gain on the transaction or the expected amount of capital loss carryforward valuation allowances to be released in connection with the transaction. The release of the valuation allowance is recognized when sales of assets or other capital gain transactions are determined to be more likely than not to occur. The tax benefits recognized during the three months ended June 30, 2004 on DCC asset sales resulted primarily from applying this accounting treatment to these transactions, which we assessed as more likely than not to be completed. We also benefited from our forecasted utilization of net operating loss carryforwards in certain non-U.S. jurisdictions. For the six months ended June 30, 2004, a $28 reduction in the valuation allowance related to the capital loss carryforward was the primary reason that we recorded tax expense of $3 versus an expected provision of $40 derived by applying the 35% U.S. federal statutory tax rate.

     Our income from discontinued operations for the three months and six months ended June 30, 2004 included an anticipated $20 tax benefit related to the divestiture of substantially all of our automotive aftermarket businesses, which closed in November 2004. At June 30, 2004, we initially determined based on the expected outcome of the sale of these businesses that utilization of the capital loss carryforward, was more likely than not and, as such, we released $20 of the valuation allowance.
     Deferred tax assets at June 30, 2005, net of valuation allowances, approximated $895, including $741 of U.S. federal and state deferred income taxes. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryforward, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other post-employment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that realization is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected profitability results in 2005 and beyond in the U.S. may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.
Note 8. Business Segments
     Our segments for the three months and six months ended June 30, 2005 consisted of our two manufacturing business units — the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and Dana Credit Corporation (DCC).
     Management evaluates the operating segments and geographic regions as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in Dana’s five-year revolving credit facility are measured with DCC accounted for on an equity basis.
     We have been divesting DCC’s businesses and assets in accordance with plans announced in October 2001 and these activities continued during the second quarter of 2005. As a result of asset sales and the continuing collection of payments, DCC’s total portfolio assets were reduced by $115 during the quarter, leaving assets of approximately $640 at June 30, 2005. While we are continuing to pursue the sale of the remaining DCC assets, we expect to retain certain assets for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of June 30, 2005, our expectation was that we would retain approximately $325 of the $640 of DCC assets held at that date; however, changes in market conditions may result in a change in our expectation. DCC’s retained liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)

2005
ASG	$1,914	$34	$85	$61	$25
HVTSG	711	1	59	37	20
DCC				3	3
Other	7	16	(61)	(48)	5

Total operations	2,632	51	83	53	53
Unusual items excluded from performance measures			9	(2)	(2)

Consolidated	$2,632	$51	$92	$51	$51

North America	$1,635	$27	$32	$21	$(8)
Europe	553	34	54	38	29
South America	245	66	34	21	17
Asia Pacific	199	2	18	11	7
DCC				3	3
Other			(55)	(41)	5

Total operations	2,632	129	83	53	53
Unusual items excluded from performance measures			9	(2)	(2)

Consolidated	$2,632	$129	$92	$51	$51

2004
ASG	$1,719	$47	$109	$72	$44
HVTSG	588	1	51	31	18
DCC				5	5
Other	24	16	(46)	(49)	(8)

Total continuing operations	2,331	64	114	59	59
Discontinued operations			30	18	18

Total operations	2,331	64	144	77	77
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,331	$64	$136	$110	$110

North America	$1,577	$25	$80	$48	$24
Europe	442	31	37	26	19
South America	153	50	27	17	14
Asia Pacific	159	13	10	7	3
DCC				5	5
Other			(40)	(44)	(6)

Total continuing operations	2,331	119	114	59	59
Discontinued operations			30	18	18

Total operations	2,331	119	144	77	77
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,331	$119	$136	$110	$110

	Six Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)

2005
ASG	$3,724	$71	$144	$101	$30
HVTSG	1,381	2	99	62	28
DCC				9	9
Other	15	30	(120)	(101)	4

Total operations	5,120	103	123	71	71
Unusual items excluded from performance measures			7	(2)	(2)

Consolidated	$5,120	$103	$130	$69	$69

North America	$3,221	$54	$56	$33	$(24)
Europe	1,085	76	92	64	45
South America	454	125	56	35	27
Asia Pacific	360	7	28	18	10
DCC				9	9
Other			(109)	(88)	4

Total operations	5,120	262	123	71	71
Unusual items excluded from performance measures			7	(2)	(2)

Consolidated	$5,120	$262	$130	$69	$69

2004
ASG	$3,431	$92	$212	$143	$84
HVTSG	1,161	2	91	55	28
DCC				12	12
Other	50	32	(106)	(101)	(15)

Total continuing operations	4,642	126	197	109	109
Discontinued operations			55	31	31

Total operations	4,642	126	252	140	140
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,642	$126	$243	$175	$175

North America	$3,171	$52	$163	$102	$49
Europe	880	61	67	48	33
South America	283	94	45	28	23
Asia Pacific	308	14	18	12	5
DCC				12	12
Other			(96)	(93)	(13)

Total continuing operations	4,642	221	197	109	109
Discontinued operations			55	31	31

Total operations	4,642	221	252	140	140
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,642	$221	$243	$175	$175

     Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, Operating PAT represents earnings before interest and taxes (EBIT), tax-effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net Profit (Loss), which is Operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that for a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our business units.

     The Other category includes businesses unrelated to the segments, trailing liabilities for certain closed plants and the expense of corporate administrative functions. For purposes of presenting Operating PAT, Other also includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the Net Profit (Loss) column, Other includes the net profit or loss of businesses not assigned to the segments and closed plants (but not discontinued operations), minority interest in earnings and the tax differential.
     The following table reconciles the EBIT amount reported for our segments, excluding DCC, to our consolidated income before income taxes as presented in the condensed consolidated statement of income.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
EBIT from continuing operations	$83	$114	$123	$197
Unusual items excluded from performance measures
Total operations	9	(8)	7	(9)
Discontinued operations		4		4
Interest expense, excluding DCC	(34)	(39)	(68)	(77)
Interest income, excluding DCC	8	3	15	5
DCC pre-tax income (loss)	(13)	6	(10)	(5)

Income before income taxes	$53	$80	$67	$115

     Our presentation of segment information includes separate reporting of Unusual items excluded from performance measures. These items include, among other things, gains and losses on divestitures and related expenses and restructuring expenses such as severance, lease continuation and asset impairment charges.

     The following table describes the Unusual items excluded from performance measures for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended				Three Months Ended
	June 30, 2005				June 30, 2004
	EBIT		OPAT		EBIT	OPAT
Expenses related to DCC asset sales	$		$		$(4)	$(2)
Charge related to Ohio tax legislation		9		(5)
Anticipated tax benefit related to sale of automotive aftermarket business						20
Charge related to sale of discontinued operations					(4)	(3)
Gain on DCC asset sales				3		18

		$9		$(2)	$(8)	$33

	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
	EBIT	OPAT	EBIT	OPAT
Expenses related to DCC asset sales	$(2)	$(1)	$(5)	$(3)
Charge related to Ohio tax legislation	9	(5)
Anticipated tax benefit related to sale of automotive aftermarket business				20
Charge related to sale of discontinued operations			(4)	(3)
Gain on DCC asset sales		4		21

	$7	$(2)	$(9)	$35

     See “Note 7. Income Taxes” for a discussion of the charge related to the enactment of new tax legislation in the State of Ohio.
     The gains and losses recorded by DCC are not presented as Unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the table.
Note 9. Discontinued Operations
     In December 2003, we announced our intention to sell substantially all of the former Automotive Aftermarket Group. The divestiture was completed in November 2004. Income from these discontinued operations for the three months and six months ended June 30, 2004 consisted of the following:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2004
Income before taxes	$25	$49
Income tax benefit (expense)	10	(1)

Income from discontinued operations	$35	$48

Note 10. Cash Deposits
     At June 30, 2005, we maintained cash deposits of $71 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. A total of $66 of the deposits may not be withdrawn.
Note 11. Goodwill
     The changes in goodwill during the six months ended June 30, 2005, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	June 30,
	2004	and Other	2005
ASG	$463	$(19)	$444
HVTSG	123	(3)	120
Other	7		7

	$593	$(22)	$571

     Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.
Note 12. Realignment of Operations
     The following summarizes the activity in accrued realignment expenses during the first six months of 2005:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2004	$55	$15	$70

Activity during the quarter:
Cash payments	(5)	(3)	(8)
Charges to expense	1	2	3

Balance at March 31, 2005	$51	$14	$65

Activity during the quarter:
Cash payments	(12)	(3)	(15)
Charges to expense		3	3
Adjustments of accruals	(5)		(5)

Balance at June 30, 2005	$34	$14	$48

     The above amounts include charges included in operating performance that are related to the continuation of previously announced actions.

     During the second quarter of 2005, we reviewed the status of our plans to reduce the workforce within our off-highway operations. We concluded that completion of the plan was no longer probable within the required timeframe due to recent changes in the markets they serve; accordingly, we reversed $4 (of the total adjustment of $5) of the accrual for employee termination benefits. At June 30, 2005, $48 of restructuring charges remained in accrued liabilities. This balance was comprised of $34 for benefits to terminated employees, including the termination of approximately 700 employees scheduled for the remainder of 2005, and $14 for lease terminations and other exit costs. At June 30, 2005, we estimated the related cash expenditures will be approximately $23 in the remainder of 2005, $16 in 2006 and $9 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and future cash flows will be more than adequate to satisfy these obligations related to our restructuring plans.
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
     Asbestos-Related Product Liabilities. We had approximately 115,000 active pending asbestos-related product liability claims at June 30, 2005, compared to 116,000 at December 31, 2004. Included in the active claims were claims that are settled but awaiting final documentation and payment of 11,000 at June 30, 2005 and 10,000 at December 31, 2004. We had accrued $143 for indemnity and defense costs for these claims at June 30, 2005, compared to $139 at December 31, 2004. The amounts accrued are based on our assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.
     At June 30, 2005, we had recorded $41 as an asset for probable recovery from our insurers for these pending claims, compared to $118 at December 31, 2004. The reduction in this asset resulted from our receipt in the second quarter of the final payment due us under the previously reported insurance settlement agreement that we entered into with some of our carriers in December 2004. Our remaining insurance agreements, along with the proceeds from this insurance settlement, provide significant resources for the payment of anticipated defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future.
     In addition to amounts related to pending claims, we had a net amount recoverable from our insurers and others of $28 at June 30, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims and related defense costs, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.

     Other Product Liabilities – We had accrued $9 for contingent non-asbestos product liability costs at June 30, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at June 30, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
     Environmental Liabilities – We had accrued $66 for contingent environmental liabilities at June 30, 2005, compared to $71 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at December 31, 2004. The $10 was received in June 2005. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There have been no material changes in the facts underlying these estimates to report since December 31, 2004; accordingly, our estimated liabilities for each of the site’s three Operable Units at June 30, 2005 were as follows:
     Unit 1: $1 — for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs.
     Unit 2: $14 — for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs.
     Unit 3: less than $1 — for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.
     Other Liabilities – Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2005, we had paid $47 and collected $29 from insurance carriers. At June 30, 2005, we had a net receivable of $10 that is expected to be recoverable from available insurance and surety bonds relating to this matter.

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
Note 14. Financing Agreements
     On March 4, 2005, we entered into a $400, five-year revolving credit facility maturing March 4, 2010, which replaced the prior credit facility ahead of its November 2005 maturity. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA with all terms as defined in the five-year revolving credit facility. The facility was amended during June 2005 to modify two of the ratio requirements for the remainder of 2005. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.25:1 at June 30 and September 30, 2005, 2.25:1 at December 31, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 3.25:1 at June 30 and September 30, 2005, 2.75:1 at December 31, 2005 and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at June 30, 2005.
     We also have an accounts receivable securitization program to help meet our periodic demands for short-term financing. The program provides up to a maximum of $275 in borrowings. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.
     At June 30, 2005, borrowings outstanding under the various Dana lines consisted of $36 drawn by non-U.S. subsidiaries against uncommitted lines, $110 outstanding under the accounts receivable securitization program and $175 under the revolving credit facility.
     We are party to two interest rate swap agreements under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2011 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have both been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a nominal non-current liability at June 30, 2005, which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $9 at June 30, 2005.
     As of June 30, 2005, the interest rate swap agreements provided for us to receive a fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on the London interbank offered rate (LIBOR), plus a spread. The average variable rate under these contracts approximated 8.4% as of June 30, 2005. The agreements expire in August 2011.
Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. During the second quarter of 2005, HVTSG reduced the liability by $6 to reflect lower average claim costs. Other adjustments in 2005 generally reflect favorable claims experience. Changes in our warranty liability for the three months and six months ended June 30, 2005 and 2004 follow.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$78	$90	$80	$90

Amounts accrued for current period sales	7	8	15	16
Adjustments of prior accrual estimates	(9)	1	(9)	2
Settlements of warranty claims	(10)	(10)	(19)	(19)
Foreign currency translation	(1)		(2)

Balance, end of period	$65	$89	$65	$89

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

	Production in Units
				Dana’s
	Actual			Outlook
	2002	2003	2004	2005

Light vehicle (in millions):
North America	16.4	15.9	15.8	15.5
Europe	20.8	19.6	20.5	20.7
Asia Pacific	18.1	20.5	21.8	22.7
South America	1.9	1.9	2.4	2.6

North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	189	196	240	256
Heavy-duty (Class 8)	181	177	269	310

Off-Highway (in thousands)*
North America	260	281	335	360
Western Europe	466	452	464	466
Asia-Pacific	443	480	549	551
South America	55	61	73	59

* Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.
     Although North American light-duty production levels have been relatively stable in recent years (ranging between 15.8 million and 16.4 million units), a number of factors are negatively impacting our activity in this market – and thus creating uncertainty.
     Second-quarter 2005 production levels in North America were down 1.1% when compared to the same period last year. During the quarter, light truck production was down 3.4%, while passenger car production was up 2.4%.
     Year over year, light vehicle production in the United States and Canada for the first six months of 2005 was down about 2.7% in total, with light truck production being down 4.2% and passenger car production down 0.3%.
     Light trucks comprise our primary segment within the light vehicle market. In recent years, light truck sales have generally been stronger than those of passenger cars, as consumer interest in sport utility and crossover vehicles increased. More recently, however, the higher price of gasoline has negatively impacted the light truck segment. The larger sport utility vehicles, full-size pick-up trucks and minivans in particular have experienced a significant drop in demand, which is largely attributed to rising fuel prices.
     We have also been negatively impacted by the continuing market share decline experienced by our two biggest customers – Ford and GM. Whereas total light truck production in 2005 is down 4.2%, light truck production of Ford and GM vehicles is down about 10.8% and 10.9%, respectively.

     Throughout most of the first half of this year, inventories of light trucks and passenger cars have been higher than normal, raising the possibility of additional production cutbacks over the remainder of 2005. In an effort to minimize continued loss of market share, Ford, GM and DaimlerChrysler have continued to use incentives to stimulate sales. In June of 2005, General Motors launched an even more aggressive incentive campaign, extending its employee discount program to all consumers. As a result, June sales were extremely strong, eliminating GM’s excess inventory for both passenger cars and light trucks.
     At June 30, 2005, inventories of light-duty vehicles stood at 67 days of supply, 1% below the five-year average and down from 10% above average just last quarter. As a result of General Motors’ newest incentive program, its inventory is now 14% below normal. Ford inventories are at 85 days of supply, while DaimlerChrysler’s inventories have climbed to 83 days of supply. The historical averages for Ford and DaimlerChrysler are 77 and 73 days of supply, respectively. Both continue to struggle with excess inventory primarily related to light trucks more so than passenger cars. As a result, both Ford and DaimlerChrysler began to offer employee discount programs to the consumer in July of 2005, while General Motors continued to offer its employee discount program.
     As light trucks have been important to the profitability of Ford and GM, the decline in production and use of incentives has exerted increasing pressure on their financial performance. As a result of their declining profitability, we and others in the light vehicle market face the challenge of continued price reduction pressure from our customers. Our realignment, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. As such, ongoing cost reduction programs, like our lean manufacturing, value engineering activities and standardization of administrative processes, will continue to be important to improving our margins.
     Although North American light-duty vehicle inventories declined in June to more normal levels, the decrease was driven by increased incentives to consumers in the months of May and June. The higher sales stimulated by these incentives was satisfied in part with existing inventories as production levels were largely unchanged. To the extent that such incentives pulled sales forward from later in the year, a reduction in the incentives could result in lower sales, and consequent lower production. Continued high energy prices also pose a risk to future production levels, primarily in the light truck segment. Given the current environment – high gas prices, higher than normal light truck inventories, unprecedented incentive programs and the erosion of market share of our biggest customers – there is considerable uncertainty surrounding production levels in this market for the remainder of the year. As a result, we have lowered our 2005 North American production outlook to 15.5 million units from 15.7 million units.
     The commercial vehicle market, on the other hand, is relatively strong. In North America – our biggest market – Class 8 production approximated 80,000 units in the second quarter of 2005, up about 27% from the 63,000 units produced in the same period last year. The North American medium-duty commercial vehicle market has similarly been strong, with 2005 production up about 6% from a year ago. With inventories relatively stable and a strong order backlog, production for the remainder of the year in this market is expected to continue to be strong. Given the current fundamentals in the North American Class 8 market, we increased our full-year 2005 production estimate from 293,000 units to 310,000 units.
     In our other markets – off highway, European commercial and light vehicles and light vehicles in the Asia Pacific and South American regions – we expect either stable or improving production demand in the remainder of 2005.

Commodity Costs
     Steel and other raw material costs have had a significant impact on our results and those of others in our industry this year. With steel particularly, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004, and these have continued throughout the current year. The surcharges, as well as base prices, which increased over most of 2004, have leveled off in the past three quarters. A frequently used indicator for steel cost trends is the Tri-Cities #1 bundles scrap steel price index. Prices on this index more than doubled over the course of 2004 – peaking at $431 per ton in the fourth quarter. The spot price of scrap steel on this index has declined during the first half of this year to $246 per ton at the end of the first quarter and to around $150 per ton at June 30, 2005. With this decline in market scrap prices and some moderation of demand for steel, we expect that steel costs will come down as we move through the year. However, the situation continues to be volatile and uncertain. As well, a substantial portion of our steel cost impact relates to purchased components which are not directly affected by the spot prices of scrap steel. As such, our forecast for the remainder of the year assumes some drop in steel costs.
     Only about 30% of our annual steel purchases are in the form of raw steel from mills and processors, with the balance contained in components or products containing steel. While leverage is clearly on the side of the steel suppliers at the present time, we are managing the situation by consolidating purchases and taking advantage of OE manufacturers’ resale programs where possible. We are also working with our customers to recover the cost of steel increases, either in the form of increased selling prices or reductions in price-downs that they expect from us.
     Steel cost surcharges and base price increases, net of recoveries from our customers, reduced our net income by approximately $37 and $71 for the three months and six months ended June 30, 2005, respectively. In 2004, three-month and six-month income from continuing operations was reduced by $8 and $10 and net income by $10 and $13, respectively, with the inclusion of discontinued operations. The impacts of higher steel cost disclosed herein were determined by comparing current pricing to base steel prices in effect at the beginning of 2004. The higher impact of steel cost during the first six months of 2005 included the cost of finalizing contract settlements with certain suppliers.
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
     In our markets, concentration of business with certain customers is common, so our efforts to achieve additional diversification are important. In the light vehicle market, we have been successful in gaining new business with several manufacturers based outside the U.S. over the past few years. We expect greater customer diversity as more of this business comes on stream and we gain additional business with these customers.
     Broadening our global presence is also increasingly important. Global sourcing presents opportunities to improve our competitive cost position, as well as to take advantage of the higher expected growth in emerging markets such as China and India.

     Another key factor in our future success is technology. We are continuing to invest in advanced product (for example, modular heavy axle housings and integrated light weight trailer axle modules) and process (such as laser and robotic welding) technologies as we believe that they, as much as any factor, are critical to improving our competitive position and profitability. In keeping with these efforts, our recent moves to focus even more on our core OE markets will enable us to capitalize on the continuing trends toward modularity and systems integration in these markets.
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
     Based upon contracts awarded to date, we expect net new business to contribute approximately $505 to our 2005 sales and a total of $1,345 in the years 2005 through 2007. Approximately 70% of this net new business is outside North America with 80% being with non-Big Three customers. Our efforts continued during this year’s second quarter, as we added $215 to our net new business coming on stream in the future. We are currently pursuing a number of additional opportunities which could further increase new business for 2005, 2006 and later years.
Liquidity and Capital Resources
Cash Flows (First Six Months 2005 versus First Six Months 2004)

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
Cash Flows — Operating Activities:
Net income	$69	$175	$(106)
Depreciation and amortization	163	183	(20)
Gains on divestitures and asset sales	(5)	(25)	20
Increase in operating working capital	(287)	(164)	(123)
Deferred taxes	(35)	(41)	6
Other	(72)	(73)	1

Net cash flows from (used in) operating activities	$(167)	$55	$(222)

     Overall, operating activities used cash of $167 in the first half of 2005, while $55 was generated in the same period in 2004, a decline of $222.
     Net income for the first half of 2005 dropped significantly when compared to the same period in 2004. The automotive aftermarket businesses – treated as discontinued operations in 2004 – had contributed earnings of $48 in the first half of 2004. The effect of steel price increases accounted for another $62. Depreciation and amortization was $20 lower in the first half of 2005, primarily the result of the divestiture of our automotive aftermarket businesses. Working capital increased as seasonal factors and year-on-year sales growth pushed trade receivables higher. Other is comprised of unremitted equity earnings and a decrease in deferred compensation.
     Our estimate of cash outlays related to realignment activities is approximately $23 for the remainder of 2005. Exclusive of our realignment activities, we expect to reduce working capital by $100 for the year. The actual increase for the first half of 2005 was $262, requiring a $362 decrease in the second half in order to attain our goal. We expect to achieve $200 of the reduction in accounts receivables, as outstanding receivables are expected to decline dramatically from the peak level at June 30 to a seasonal low at December 31. Inventory improvement is anticipated to be $150 as raw and purchased finished component inventories are consumed through production and are not replenished to the same levels.

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(132)	$(142)	$10
Payments received from partnerships	64	15	49
Proceeds from sales of other assets	137	155	(18)
Other	(11)	(47)	36

Net cash flows from (used in) investing activities	$58	$(19)	$77

     Capital spending in the first half of 2005 was slightly less than the expenditures made in the comparable period in 2004 as we maintained tight control over expenditures. Proceeds from asset sales were comparable to the same period in 2004. Payments received from partnerships represent distributions related to liquidation of a partnership interest formerly held by DCC.

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$225	$153	$72
Payments of long-term debt	(45)	(304)	259
Issuance of long-term debt		5	(5)
Dividends paid	(36)	(36)
Other	(3)	10	(13)

Net cash flows from (used in) financing activities	$141	$(172)	$313

     We made draws on the accounts receivable securitization program and the five-year revolving credit facility to meet our working capital needs during the first half of 2005. The remainder of our debt transactions was generally limited to $45 of debt repayments, including a $35 scheduled payment at DCC, while dividend payments were even with the first half of 2004.
Financing Activities – Committed and uncommitted credit lines enable us to make borrowings to supplement the cash flow generated by our operations. Excluding DCC, we had committed and uncommitted borrowing lines of $1,181 at June 30, 2005.
     On March 4, 2005, we entered into a $400, five-year revolving credit facility maturing on March 4, 2010, which replaced the prior credit facility ahead of its

November 2005 maturity. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA with all terms as defined in the five-year revolving credit facility. The facility was amended during June 2005 to modify two of the ratio requirements for the remainder of 2005. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.25:1 at June 30 and September 30, 2005, 2.25:1 at December 31, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 3.25:1 at June 30 and September 30, 2005, 2.75:1 at December 31, 2005 and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at June 30, 2005.
     Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the facility. If an event of default were to occur under the five-year revolving credit facility, defaults might occur under our other debt instruments. Our business, results of operations and financial condition could be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.
     We also have an accounts receivable securitization program to help meet our periodic demands for short-term financing. The program provides up to a maximum of $275 in borrowings. The amount available is subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program is subject to possible termination by the lenders in the event our credit ratings are lowered below Ba3 by Moody’s and BB- by S&P. As of June 30, 2005, we were rated Ba2 by Moody’s and BBB- by S&P.
     At June 30, 2005, borrowings outstanding under the various Dana lines consisted of $36 drawn by non-U.S. subsidiaries against uncommitted lines, $110 outstanding under the accounts receivable securitization program and $175 under the revolving credit facility.
     We expect our cash flows from operations, combined with our five-year revolving credit facility and our accounts receivable securitization program, to provide sufficient liquidity for a period that includes the next twelve months. This includes funding our debt service obligations, projected working capital requirements, realignment obligations, capital spending and the previously announced Dongfeng joint venture in China and minority interest buy-out by Dana Albarus in Brazil.
Hedging Activities — At June 30, 2005, we had a number of open forward contracts to hedge against certain anticipated cross-currency purchase and sale commitments. These forward contracts are for a short duration and none extends beyond the second quarter of 2006. The aggregate fair value of these contracts is a nominal amount. These contracts have been valued by independent financial institutions using the exchange spot rates on June 30, 2005, plus or minus quoted forward basis points, to determine a settlement value for each contract.
     In order to provide a better balance of fixed and variable rate debt, we have two interest rate swap agreements in place to effectively convert the fixed interest rate on a portion of our August 2011 notes to variable rates. These swap agreements have been designated as fair value hedges and the impact of the change in their value is offset by an equal and opposite change in the carrying value of the notes. Under these agreements, we receive a fixed rate of interest of 9.0% on notional amounts of $114 and we pay a variable rate based on LIBOR, plus a spread. As of June 30, 2005, the average variable rate under these agreements was 8.4%. The swap agreements expire in August 2011, coinciding with the term of the hedged notes. Based on the aggregate fair value of these agreements at June 30, 2005, we recorded a nominal non-current liability and offset the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the swap agreements and will not be amortized if the swap agreements remain open.
Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.
     The following table summarizes our fixed cash obligations over various future periods as of June 30, 2005.

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years

Principal of Long-Term Debt	$2,066	$87	$529	$430	$1,020

Operating Leases	598	87	147	115	249

Unconditional Purchase Obligations	217	193	24

Other Long-Term Liabilities	1,538	220	307	295	716

Total Contractual Cash Obligations	$4,419	$587	$1,007	$840	$1,985

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
     The Other Long-Term Liabilities component includes:
•	estimated obligations under our retiree healthcare programs,
•	estimated 2005 contributions to our defined benefit pension plans, and
•	payments under the long-term agreement with IBM for the outsourcing of certain human resource services, which began June 1, 2005.

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
     When we order tooling on behalf of our customers, we use a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility, secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. There were no guarantees outstanding under these programs at June 30, 2005.
     Included in cash and cash equivalents at June 30, 2005 are cash deposits of $71 to provide credit enhancement of certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. A total of $66 of the deposits may not be withdrawn. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.
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
Asbestos-Related Product Liabilities. We had approximately 115,000 active pending asbestos-related product liability claims at June 30, 2005, compared to 116,000 at December 31, 2004. Included in the active claims were claims that have been settled but awaiting final documentation and payment of 11,000 at June 30, 2005 and 10,000 at December 31, 2004. We had accrued $143 for indemnity and defense costs for these claims at June 30, 2005, compared to $139 at December 31, 2004. The amounts accrued are based on our assumptions and estimates about the values of the claims and the likelihood of recoveries against us derived from our historical experience and current information. We cannot estimate possible losses in excess of those for which we have accrued because we cannot predict how many additional claims may be brought against us in the future, the allegations in such claims or their probable outcomes.
     At June 30, 2005, we had recorded $41 as an asset for probable recovery from our insurers for these pending claims compared to $118 at December 31, 2004. The reduction in this asset resulted from our receipt in the second quarter of the final payment due us under the previously reported insurance settlement agreement that we entered into with some of our carriers in December 2004. Our remaining insurance agreements, along with the proceeds from this insurance settlement, provide significant resources for the payment of the anticipated defense and indemnity costs for pending claims, as well as claims which may be filed against us in the future.
     In addition to amounts related to pending claims, we had a net amount recoverable from our insurers and others of $28 at June 30, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims and related defense costs, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
     Other Product Liabilities – We had accrued $9 for contingent non-asbestos product liability costs at June 30, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at June 30, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
     Environmental Liabilities – We had accrued $66 for contingent environmental liabilities at June 30, 2005, compared to $71 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at December 31, 2004. The $10 was received in June 2005. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There has been no material change in the facts underlying these estimates to report since December 31, 2004; accordingly our estimated liabilities for each of the site's three Operable Units at June 30, 2005 are:

     Unit 1: $1 — for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs.
     Unit 2: $14 — for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs.
     Unit 3: less than $1 — for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.
     Other Liabilities — Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers, and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2005, we have paid $47 and collected $29 from insurance carriers. At June 30, 2005, we have a net receivable of $10 that is expected to be recoverable from available insurance and surety bonds relating to this matter.
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

Accounting Changes
     As discussed in Note 4, we modified the method used to determine the fair value of stock options in the first quarter of 2005 to a binomial method. Our critical accounting estimates, as described in our 2004 Form 10-K, are unchanged.
Results of Operations (Second Quarter 2005 versus Second Quarter 2004)
     We are organized into two market-focused business units — Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). Accordingly, our segments are our business units and DCC.
     Sales of our continuing operations by region for the second quarter of 2005 and 2004 were as follows:

					Dollar Change Due To
	Three Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

North America	$1,635	$1,577	$58	4%	$19		$39

Europe	553	442	111	25%	17		94

South America	245	153	92	60%	28		64

Asia Pacific	199	159	40	25%	9	14	17

	$2,632	$2,331	$301	13%	$73	$14	$214

     Organic change presented in the table is the residual change in sales after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar since the first quarter of 2004 played a significant role in increasing our 2005 sales. In North America, the currency effects were attributed primarily to a stronger Canadian dollar. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the effect of the stronger Australian dollar. The currency effect in South America resulted principally from a stronger Brazilian real.
     The organic sales increase in North America is due primarily to the stronger Class 8 commercial vehicle market where production in the second quarter of 2005 approximated 80,000 units, up from 63,000 units in the same period of 2004. A stronger off-highway market also contributed to the higher sales. The strength of these two markets more than offset the effects of slightly lower production levels in the North American light vehicle market which was down around 1% compared to last year’s second quarter – driven by a 3% decline in the light truck segment.
     In Europe, the organic sales growth resulted primarily from new off-highway business in HVTSG and light vehicle business in ASG that came on stream in 2005. In South America, the organic sales increase reflects new business in ASG as well as stronger light vehicle production.
     Sales by segment for 2005 and 2004 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to a segment, but excludes discontinued operations.

Business Unit Sales Analysis

					Dollar Change Due To
	Three Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

ASG	$1,914	$1,719	$195	11%	$62	$14	$119

HVTSG	711	592	119	20%	11		108

Other	7	20	(13)	(65)%			(13)

	$2,632	$2,331	$301	13%	$73	$14	$214

     ASG principally serves the light vehicle market, with some driveshaft sales to the commercial vehicle market. The organic sales increase was due primarily to the addition of new business and the stronger commercial vehicle market, which experienced higher Class 8 production of about 27% in North America. This more than offset the lower production levels in ASG’s primary market — the North American light truck market — which was down about 3% compared to the second quarter of last year.
     HVTSG focuses on the commercial vehicle and off-highway markets. More than 90% of HVTSG’s sales are in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 segment being up significantly, as previously noted.
     In off-highway, production levels in our key market segments, including construction, agricultural and material handling, were also stronger in 2005. Our off highway business, in particular, is also benefiting from new customer programs which added to current year sales.
     An analysis of our 2005 and 2004 gross and operating margins and selling, general and administrative expenses relative to sales is presented in the following table.
Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	%
Three Months Ended June 30,	2005	2004	(Decrease)	Change

Gross Margin:
ASG	8.02%	9.50%	(1.48)%	(15.58)%
HVTSG	12.13%	12.98%	(0.85)%	(6.55)%
Consolidated	7.80%	9.88%	(2.08)%	(21.05)%

Selling, general and administrative expenses:
ASG	4.07%	3.79%	0.28%	7.39%
HVTSG	4.48%	5.51%	(1.03)%	(18.69)%
Consolidated	5.86%	5.29%	0.57%	10.78%

Operating margin:
ASG	3.95%	5.72%	(1.77)%	(30.94)%
HVTSG	7.64%	7.48%	0.16%	2.14%
Consolidated	1.95%	4.75%	(2.80)%	(58.95)%
     In the ASG, the reduction in gross margins was due mainly to a year-over-year increase in steel costs of $38. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusting for the higher steel costs, ASG’s gross margins in 2005 would have been 10.0%, slightly improved over 2004. Margin improvement from higher sales and cost savings programs like lean manufacturing more than offset inflationary cost increases and other items.
     HVTSG margins were similarly reduced by higher year-over-year steel costs, net of customer recoveries, of approximately $7. This impact was largely offset by a $6 reduction in the liability for warranty to reflect lower average claim costs.
     Consolidated selling, general and administrative (SG&A) expenses of $136 in the second quarter of 2005 were up $12 from the comparative period in 2004. Current year SG&A expenses were reduced by $9 in connection with the enactment of the new tax legislation in the State of Ohio (see “Income tax expense”). An increase of $3 resulted from certain operations, reported in 2004 as discontinued, now being included in continuing operations and from consolidation of an operation which was included as an equity affiliate in 2004. In addition, currency translation effects on international expenses accounted for an increase of $3.

		Dollar
	2005	2004	Change
Income before income taxes	$53	$80	$(27)
     Income before income taxes declined $27 in the second quarter of 2005 compared to the second quarter of 2004. As discussed previously, gross margins in our two manufacturing business segments were negatively impacted by higher steel cost, net of customer recoveries, of $46. The lower operating margin was partially offset by lower interest expense of $11 due primarily to lower overall debt levels.

			Dollar
	2005	2004	Change
Income tax expense	$(10)	$(6)	$(4)
     We recognized tax expense of $10 on pre-tax profit of $53 for the three months ended June 30, 2005, which differs from the expected expense of $18 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $15 reduction in our valuation allowance against deferred tax assets relating to capital loss carryforwards. During the second quarter, the completion of transactions generating capital gains permitted us to release valuation allowances against these carryforwards. The impact of state tax benefits on losses in the United States, combined with the effect of international operations which in the aggregate have a lower tax rate than the U.S. operations, reduced the expected tax expenses by $4.
     Partially offsetting these reductions to the expected tax was $11 of additional expense resulting from the enactment of a new tax system in the State of Ohio. On June 30, 2005, the State of Ohio enacted legislation replacing the previous income-based tax with a new gross receipts tax. As a result, deferred state tax assets of $15 determined to no longer be realizable during the phase-out of the income-based tax system were written off during the second quarter of 2005, impacting net income by $11. The legislation enacting the new gross receipts tax system included provisions for certain deferred tax assets to be recoverable as credits against taxes due under the new system. The discounted value of the amount expected to be recovered as a credit under this provision of $9 was recognized as an asset at June 30, 2005 with a corresponding credit to selling, general and administrative expense. Net of federal tax, the $9 recoverable increased net income by $6. Combined with the $11 write-off of deferred tax assets, the net impact of the new Ohio tax legislation was a $5 reduction in second-quarter 2005 results of operations.

			Dollar
	2005	2004	Change
Equity in earnings of affiliates	$11	$4	$7
     Our two largest equity affiliates accounted for $5 of the increase.
Results of Operations (Six Months 2005 versus Six Months 2004)
     Sales of our continuing operations by region for the first six months of 2005 and 2004 were as follows:
Geographical Sales Analysis

					Dollar Change Due To
	Six Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

North America	$3,221	$3,171	$50	2%	$34		$16

Europe	1,085	880	205	23%	44		161

South America	454	283	171	60%	45		126

Asia Pacific	360	308	52	17%	13	28	11

	$5,120	$4,642	$478	10%	$136	$28	$314

     The strengthening of certain international currencies against the U.S. dollar since the first half of 2004 played a significant role in increasing our 2005 sales. In North America, the impact of the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar. The increase in South America was due principally to the effect of a stronger Brazilian real.
     North American light vehicle production in the first half of 2005 was down 3% when compared to the first half of 2004. While passenger car production declined slightly — about 1% — the light truck segment was down about 4%. Partially offsetting the weaker light-duty market was a stronger North American commercial vehicle market. The Class 8 market in North America experienced an increase in production to around 160,000 units in the first half of 2005 from 117,000 units in the first half of 2004.
     Elsewhere in the world, stronger commercial vehicle and off-highway production helped generate higher organic sales in Europe as light vehicle production was fairly stable. New business programs with off-highway and light duty customers also contributed to the European sales growth. In South America, domestic volumes were higher when compared to last year and sales also benefited from new business programs in ASG. The organic sales growth in Asia Pacific related primarily to net new business gains in the light vehicle market by ASG.

     Sales by segment for 2005 and 2004 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to a segment, but excludes discontinued operations.
Business Unit Sales Analysis

					Dollar Change Due To
	Six Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

ASG	$3,724	$3,431	$293	9%	$111	$28	$154

HVTSG	1,381	1,161	220	19%	25		195

Other	15	50	(35)	(70)%			(35)

	$5,120	$4,642	$478	10%	$136	$28	$314

     ASG principally serves the light vehicle market, with some driveshaft sales to the original equipment commercial vehicle market. New business gains were the primary driver of organic growth in the ASG. Partially offsetting the new business contributions were the effects of lower production levels in ASG’s primary market — the North American light truck market — which was down about 4% compared to the first half of last year.
     HVTSG focuses on the commercial vehicle and off-highway markets. This group’s sales are predominantly in North America and Europe. In the commercial vehicle markets in both North America and Europe, production levels were much stronger, with the North American Class 8 segment being up by more than 35%. Overall, off-highway production levels have also been strong this year. New programs with off-highway customers are also contributing to higher 2005 sales.

			Dollar
	2005	2004	Change
Revenue from lease financing and other income	$57	$39	$18
     Revenue from lease financing and other income increased $18 in the first half of 2005 compared to the same period in 2004. Leasing revenue is $7 higher, primarily due to last year’s results including pre-tax losses on the sale of lease assets by DCC. Interest income increased $7, due in part to interest on a note receivable obtained in connection with our sale of the majority of our automotive aftermarket businesses in November 2004.

     An analysis of our 2005 and 2004 gross and operating margins and selling, general and administrative expense is presented in the following table.
Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	%
Six Months Ended June 30,	2005	2004	(Decrease)	Change

Gross Margin:
ASG	7.23%	9.29%	(2.06)%	(22.17)%
HVTSG	11.28%	12.92%	(1.64)%	(12.69)%
Consolidated	7.16%	9.40%	(2.24)%	(23.83)%

Selling, general and administrative expenses:
ASG	4.01%	3.81%	0.20%	5.25%
HVTSG	4.73%	5.67%	(0.94)%	(16.58)%
Consolidated	5.67%	5.54%	0.13%	2.35%

Operating margin:
ASG	3.21%	5.48%	(2.27)%	(41.42)%
HVTSG	6.55%	7.25%	(0.70)%	(9.66)%
Consolidated	1.50%	3.86%	(2.36)%	(61.14)%
     During the first half of 2005, the ASG’s reduction in gross margins was due mainly to a year-over-year increase in steel costs of $75. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusted for the higher steel costs, ASG’s gross margins in 2005 would have been 9.2%, about the same as last year. As adjusted, the margin improvement from higher sales and cost reductions initiatives were essentially offset by inflationary cost increases, pricing reductions and other items.
     In HVTSG, margins were also adversely impacted by higher year-over-year steel costs, net of customer recoveries, of approximately $21. Partially offsetting this was a $6 reduction in the liability for warranty to reflect lower average claim costs. Removing the impact of these two items, HVTSG gross margins would have been 12.4%, comparable to 2004. Similar to ASG, the margin improvement on higher sales in HVTSG was offset by inflationary cost increases, a component shortage in the first quarter of 2005 and manufacturing inefficiencies.
     The $274 total of consolidated selling, general and administrative (SG&A) expenses in the first half of 2005 is up $16 from the comparative period in 2004. Of this increase, $12 pertained to the second-quarter results of operations. See “Second Quarter 2005 versus Second Quarter 2004” section for the related discussion.

			Dollar
	2005	2004	Change
Income before income taxes	$67	$115	$(48)
     The decline in income before income taxes during the first six months of 2005 compared to the same period in 2004 was due primarily to the adverse impact of higher steel cost, net of customer recoveries, of $99 on operating margins, which decreased $85. Mitigating the shortfall was lower interest expense of $19 due primarily to lower overall debt levels, and higher leasing revenues and other income of $18.

			Dollar
	2005	2004	Change
Income tax expense	$(10)	$(3)	$(7)
     For the six months ended June 30, 2005, tax expense of $10 on pre-tax income of $67 differed from the amount expected using the U.S. federal statutory tax rate of 35% by $13. A primary factor in the reduction of income tax expense was the above-mentioned $15 adjustment to valuation allowances against capital loss carryforwards in the second quarter. Lower rates on income from international operations and state tax effects on losses in the U.S. provided an additional $11 reduction to tax expense. These two factors were offset in part by the $11 increase to expense due to the enactment of a new tax system in the State of Ohio. See “Second Quarter 2005 versus Second Quarter 2004” section for a detailed discussion.
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
     The financing activities of the first six months of 2005 are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
     Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures — Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated Dana’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), and have concluded that such controls and procedures are effective as of the end of the period covered by this quarterly report.
     Changes in Internal Control over Financial Reporting — On June 1, 2005, we outsourced certain of our human resources services to IBM. We have not yet fully tested internal controls applicable to this change. This change is part of our cost reduction initiative for administrative costs. During 2005, we will perform appropriate testing to ensure the effectiveness of internal controls as they relate to the reliability of financial reporting and the preparation and fair presentation of our published consolidated financial statements.
     There were no other changes that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect Dana’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no equity securities sold by Dana during the second quarter of 2005 that were not registered under the Securities Act of 1933.
     The following shares were repurchased in connection with (1) the vesting of restricted stock grants to satisfy the required payment of withheld income taxes and (2) the exercise of stock options to satisfy the payment of the exercise price and/or withheld income taxes.

April 2005	241	$12.15
May 2005	3,933	11.20
June 2005	40	12.02

	4,214	$11.26

ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report. Exhibit No. 10-W is a compensatory contract in which a named executive officer of Dana participates.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION

Date: July 29, 2005	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

10-W	Separation Agreement, General Release and Covenant Not to Sue between Dana Corporation and James Michael Laisure	Filed by reference to Exhibit 99.1 to our Form 8-K filed on June 20, 2005

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report