Form 10-K/A
period 2004-12-31
DANA CORP
filed 2005-12-30
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     Indicate by check mark if the registrant is a shell company of the Act (as defined in Rule 12b-2) of the Act). Yes ☐ No ☑
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

Explanatory Note
      We are filing this Amendment No. 1 on Form 10-K/A to Dana Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (the SEC) on March 9, 2005 (the Original Form 10-K), to reflect the restatement of our consolidated financial statements for each of the three years in the period ended December 31, 2004, and the Selected Financial Data for the years ended December 31, 2001 and 2000, in Item 6 of this Form 10-K/A.
     We reported the decisions to restate this information in Current Reports on Form 8-K which were filed with the SEC on October 14 and November 16, 2005. The decisions to restate were based on the findings of internal investigations conducted by Dana’s management and the Audit Committee of the Board of Directors. This Form 10-K/A contains more information about these restatements in “Note 2. Restatement of Financial Statements and Financing Update,” which accompanies the financial statements in Item 8, and more information about the internal investigations in Item 9A.
     Although this Form 10-K/A contains the Original Form 10-K in its entirety, it amends and restates only Items 1, 6, 7, 8 and 9A and Exhibits 23, 31-A, 31-B and 32, as referred to in Item 15 of the Original Form 10-K, in each case solely as a result of and to reflect the restatements. Also reflected in this Form 10-K/A are the items described in the Financing Update in Note 2 to the consolidated financial statements included herein. No other information in the Original Form 10-K is amended hereby. In addition, this Form 10-K/A has been repaginated and references to “Form 10-K” have been revised to refer to “Form 10-K/A.”
     Except for the foregoing amended information, this Form 10-K/A continues to speak as of March 9, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-K, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Quarterly Reports for the quarterly periods ended March 31 and June 30, 2005, which are being filed concurrently with this Form 10-K/A, and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-K.

TABLE OF CONTENTS
DANA CORPORATION — FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

			10-K/A
			Pages
Cover
Explanatory Note
Table of Contents			1

		PART I

Item 1	—	Business	2-11
Item 2	—	Properties	11
Item 3	—	Legal Proceedings	11
Item 4	—	Submission of Matters to a Vote of Security Holders	12

		PART II

Item 5	—	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
Item 6	—	Selected Financial Data	14-15
Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-37
Item 7A	—	Quantitative and Qualitative Disclosures About Market Risk	37
Item 8	—	Financial Statements and Supplementary Data	38-95
Item 9	—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item 9A	—	Controls and Procedures	95-99
Item 9B	—	Other Information	99

		PART III

Item 10	—	Directors and Executive Officers of the Registrant	100
Item 11	—	Executive Compensation	100
Item 12	—	Security Ownership of Certain Beneficial Owners and Management	100
Item 13	—	Certain Relationships and Related Transactions	100
Item 14	—	Principal Accounting Fees and Services	100

		PART IV

Item 15	—	Exhibits and Financial Statement Schedules	101
Signatures			102
Exhibit Index			103-109
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
     In the first quarter of 2004, we combined the ASG and the former Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The combined operations produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our continuing operations are now organized into the following market-focused business units:
•	ASG manufactures and sells drivetrain modules, systems and components, consisting of axles, driveshafts, structures, and chassis and steering products, for the automotive and light vehicle markets, as well as driveshafts for the commercial vehicle market and sealing, thermal management, fluid transfer, and engine power products for the automotive, light and commercial vehicle and leisure and outdoor power equipment markets. The group also provides systems assembly, management, and integration services and related service parts. In 2004, ASG generated sales (including inter-segment sales) of $6,845 and its largest customers were Ford Motor Company (Ford), DaimlerChrysler AG (DaimlerChrysler) and General Motors Corporation (General Motors). At December 31, 2004, ASG had 148 major facilities, operated in 25 countries and employed 36,200 people.

•	Heavy Vehicle Technologies and Systems Group (HVTSG) manufactures and sells axles, brakes, driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets and transaxles, transmissions and electronic controls for the off-highway market. In 2004, HVTSG generated sales (including inter-segment sales) of $2,304 and its largest customers were PACCAR Inc, Volvo Group, and International Truck & Engine Corp. At December 31, 2004, HVTSG had 20 major facilities, operated in 12 countries and employed 8,000 people.
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

     You can find more information about the operating results of our business units in “Note 23. Business Segments” in Item 8 of this Form 10-K/A.
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
2004 Overview
     The sale of our automotive aftermarket business in November was a major development in 2004. The proceeds from the sale ($968), in combination with proceeds from a new issuance of debt ($450), were used in part to repurchase long-term debt having a face value of approximately $900 and to make an extra contribution of approximately $200 to our pension funds, improving the funding status of our pension plans. These actions significantly strengthened our financial position. Our ratio of net debt to capital, excluding Dana Credit Corporation, approximated 35% at December 31, 2004 — down from 45% at the start of the year. By repurchasing the debt, we removed “high yield” covenants that limited certain actions — thereby increasing our financial flexibility. Following these actions, two leading credit rating agencies returned us to “investment grade” in December 2004.
     In terms of our 2004 results from operations, net income of $62 was negatively impacted by $151 of unusual net charges. The repurchase of debt discussed in the previous paragraph resulted in an after-tax charge of $96. The sale of the aftermarket business, net of gains from the sale of Dana Credit Corporation assets, produced a net loss of $14. And, we incurred an after-tax charge of $54 on additional realignment actions.
     Exclusive of unusual net charges, these results compare favorably to our results in 2003, when net income totaled $228, but included $35 of net gains from unusual items. Contributing to the significant improvement in year-over-year net income exclusive of unusual items were margin from higher sales, benefits from cost reduction initiatives and favorable tax benefits. These items more than offset the impact of higher steel costs in 2004, which reduced net income by approximately $70 when compared to steel costs in 2003.
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
     Our operations are located in the following countries (shown by the regions in which we administer them):

North America	Europe		South America	Asia Pacific
Canada	Austria	Slovakia	Argentina	Australia
Mexico	Belgium	Spain	Brazil	China
United States	France	Sweden	Colombia	India
	Germany	Switzerland	South Africa	Indonesia
	Italy	Turkey	Uruguay	Japan
		United Kingdom	Venezuela	South Korea Taiwan Thailand
     Our non-U.S. subsidiaries and affiliates manufacture and sell a number of products similar to those we produce in the U.S. In addition to normal business risks, operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations.
     Consolidated non-U.S. sales were $3,911, or 43% of our 2004 consolidated sales. Our non-U.S. net income was $280, as compared to consolidated net income of $62 in 2004. These amounts include $30 of equity in earnings of non-U.S. affiliates.
     You can find more information about our regional operating results in “Note 23. Business Segments” in Item 8 of this Form 10-K/A.
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
Products
     The following table presents the relative sales of our continuing operations by core product for the last three years:

	Percentage of
	Consolidated Sales
	2004	2003	2002
Types of Products
Axle	43%	43%	44%
Driveshaft	14	13	13
Structural	12	11	10
Bearings and sealing	10	10	9
Fluid systems	9	10	11

	88	87	87
Other	12	13	13

	100%	100%	100%

     None of our other products individually accounted for 10% of sales in these periods.
Sources and Availability of Raw Materials
     We use a variety of raw materials in the production of our products, including steel and products containing steel, forgings, castings and bearings. Other commodity purchases include aluminum, brass, copper and plastics. Our operating units purchase most of the raw materials they require from suppliers located within their local geographic regions. Generally, these materials are available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations are dependent on single sources for some raw materials as a result of the consolidations we have been making in our supply base in order to manage and reduce our production costs. While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material, from time to time, due to strong demand, capacity limitations and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers when they have requested them.
     Increasing steel and other raw material costs, primarily resulting from limited capacity and high demand among steel suppliers, had a major adverse effect on our results of operations during 2004, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A.
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
Environmental Compliance
     We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2004. We do not anticipate that future environmental compliance costs will be material. You can find more information in “Environmental Compliance and Remediation” under “Note 1. Summary of Significant Accounting Policies” and under “Note 19. Commitments and Contingencies” of Item 8 of this Form 10-K/A.

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
     We are faced with increasing commodity costs that we may be unable to fully recover. Increasing steel and other raw material costs had a significant impact on our results and those of others in our industry in 2004. As a result of limited capacity and high demand, steel suppliers began assessing price surcharges and increasing base prices during the fourth quarter of 2003. The increased costs continued throughout 2004, impacting us most significantly during the second half of the year. Our purchases of steel were approximately $1,700 in 2004, with about 30% in the form of raw steel from mills and processors and the balance coming from components or products containing steel. Compared to our costs at the end of 2003, steel cost surcharges and price increases, net of recoveries from our customers, reduced our net income by $55 after tax in our continuing operations during 2004, and we expect to experience an additional adverse impact during 2005.
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
     We may not realize the deferred tax assets carried on our balance sheet. We evaluate the carrying value of our deferred tax assets quarterly. Excluding a capital loss carryforward generated in 2002 in connection with the sale of one of our subsidiaries, the most significant portion of our deferred tax assets consists of tax benefits recorded for operations in the United States. Our net federal and state deferred tax assets in the U.S. totaled $756 at December 31, 2004. To ensure realization of these assets, we must generate approximately $1,600 of pre-tax income in future years, assuming a 35% federal statutory tax rate. Although we currently believe that it is more likely than not that we will generate sufficient U.S.-based taxable income to realize these deferred tax assets, the full realization of these assets is not assured. If, as a result of changes in our competitive, operating, economic or regulatory environments, we conclude that it is more likely than not that we will be unable to fully realize these assets, we would be required to provide a full or partial valuation allowance against these deferred tax assets at that time. Providing such a valuation allowance would have an adverse effect on net income and shareholders’ equity, the amount of which is likely to be material.
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

Name	Age	Title
Michael J. Burns	52	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
Bernard N. Cole	62	President — Heavy Vehicle Technologies and Systems Group
Charles F. Heine	52	President — Technology Development and Diversified Products
James M. Laisure	53	President — Automotive Systems Group
Robert C. Richter	53	Vice President and Chief Financial Officer of Dana and Chairman — Dana Credit Corporation
Richard J. Dyer	49	Chief Accounting Officer
     Mr. Burns has been Chief Executive Officer, President and a director of Dana since March 2004, and Chairman of the Board and Chief Operating Officer since April 2004. He was previously President of General Motors Europe from 1998 to 2004.
     Mr. Cole has been President — Heavy Vehicle Technologies and Systems Group since 2002. He was previously President — Commercial Vehicle Systems during 2002 and President — Off-Highway Systems Group from 1997 to 2002. He has been Chairman of Dana India Pvt. Ltd., a wholly-owned Dana subsidiary, since 2001.
     Mr. Heine has been President — Technology Development and Diversified Products since 2001. He was previously President — Engine Systems Group from 1998 to 2001.
     Mr. Laisure has been President — Automotive Systems Group since March 2004. He was previously President — Engine and Fluid Management Group from 2001 to 2004, President — Fluid Systems Group from 2000 to 2001, and Group Vice President — Fluid Systems Group from 1999 to 2000.
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
     Environmental Proceedings — We previously reported an environmental proceeding involving our plant on Sanford Street in Muskegon, Michigan. In 2002, that facility received a notice of an enforcement action and proposed consent order from the Michigan Department of Environmental Quality (MDEQ), alleging various air permit and rule violations. Negotiations with the MDEQ resulted in a final consent order with a fine of $0.12. That consent order has been finalized and this matter is now closed.
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
     Litigation — We have previously reported various lawsuits that were filed in connection with the $15.00 per share cash tender offer for all of the outstanding shares of our common stock that was commenced by Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc. (ArvinMeritor), on July 9, 2003, raised to $18.00 per share on November 17, 2003 and withdrawn on November 23, 2003 (the Offer). Of these lawsuits, two purported shareholder derivative actions filed against Dana and its directors in 2003 remain pending. There have been no court filings or actions in either case since September 2003. In the first case, In re Dana Corporation Shareholder Litigation, filed in the Circuit Court for the City of Buena Vista, Virginia, the plaintiffs allege that Dana’s director-defendants breached their fiduciary duties in connection with ArvinMeritor’s private proposal in June 2003 and that the Offer and the disclosures in Dana’s Schedule 14D-9 omitted certain material information. In the second case, Kincheloe v. Dana Corp., et al., filed in the U.S. District Court for the Western District of Virginia, the plaintiffs alleged that Dana’s director-defendants breached their fiduciary duties to Dana’s shareholders in connection with the Offer. Dana and the director-defendants believe the allegations in both lawsuits are without merit.

     You can find more information about our legal proceedings under “Note 19. Commitments and Contingencies” in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K/A.
Item 4 — Submission of Matters to a Vote of Security Holders
     -None-

PART II

Item 5 —	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
     Our common stock is listed on the New York Stock Exchange and The Pacific Exchange. On February 28, 2005, there were approximately 37,400 shareholders of record.
     We have paid quarterly cash dividends on our common stock since 1942. Information regarding the quarterly ranges of our stock price and dividends declared and paid during 2004 and 2003 is presented in the following table.

							Cash Dividends
	Stock Price						Declared and Paid
	2004			2003
Quarter Ended	High	Low	Close	High	Low	Close	2004	2003
March 31	$23.20	$17.65	$19.86	$12.58	$6.15	$7.06	$0.12	$0.01
June 30	22.00	17.32	19.60	11.94	6.99	11.56	0.12	0.01
September 30	19.75	16.50	17.69	17.19	11.14	15.43	0.12	0.01
December 31	18.59	13.86	17.33	18.40	14.60	18.35	0.12	0.06
     The following table provides information about our purchases of equity securities that are registered pursuant to Section 12 of the Exchange Act during the quarter ended December 31, 2004:

	Total Number
	of Shares	Average Price
Month	Purchased	Paid Per Share
October 2004	277	$20.81
December 2004	4,108	17.08

	4,385	$17.31

Item 6 — Selected Financial Data
     The following tables set forth selected financial information for our company. The financial information for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 has been derived from our restated consolidated financial statements included elsewhere in this report. The financial information for the years ended 2001 and 2000 and as of December 31, 2002, 2001, and 2000, has also been restated, primarily for the matters described in Note 2 to the consolidated financial statements. The historical selected financial information may not be representative of our future performance and should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in Items 7 and 8, respectively, of this Form 10-K/A.

	Year Ended December 31,
(Dollars in millions, except per share amounts)	2004(a)	2003(a)	2002(a)	2001(b)			2000(b)
	Restated- See Note 2	Restated- See Note 2	Restated- See Note 2	As Reported	As Restated		As Reported	As Restated
Summary of Operations:
Net Sales	$9,048	$7,918	$7,507	$7,480	$7,476		$9,282	$9,279
Cost of Sales	8,372	7,249	6,826	6,844	6,822		8,121	8,108
Pre-Tax Income (Loss) of Continuing Operations	(180)	80	(118)	(348)	(338)		385	399
Income (Loss) from Continuing Operations	66	171	18	(205)	(197)		280	289
Income (Loss) from Discontinued Operations	(4)	57	49	(93)	(64)		54	28
Effect of Change of Accounting			(220)
Net Income (Loss)	62	228	(153)	(298)	(261	)(c)	334	317	(d)

Income (Loss) per Common Share — Basic
Continuing Operations	0.44	1.15	0.12	(1.38)	(1.34)		1.84	1.90
Discontinued Operations	(0.03)	0.39	0.32	(0.63)	(0.43)		.36	0.18
Effect of Change in Accounting			(1.48)
Net Income (Loss)	0.41	1.54	(1.04)	(2.01)	(1.77)		2.20	2.08

Income (Loss) per Common Share — Diluted
Continuing Operations	0.44	1.14	0.12	(1.38)	(1.33)		1.83	1.89
Discontinued Operations	(0.03)	0.39	0.32	(.63)	(0.43)		.35	0.18
Effect of Change in Accounting			(1.47)
Net Income (Loss)	0.41	1.53	(1.03)	(2.01)	(1.76)		2.18	2.07

Cash Dividends per Common Share	0.48	0.09	0.04	.94	0.94		1.24	1.24

Common Stock Data:
Average Number of Shares Outstanding (in millions)
Basic	149	148	148	148	148		152	152
Diluted	151	149	149	148	148		153	153
Stock Price
High	$23.20	$18.40	$23.22	$26.90	$26.90		$33.25	$33.25
Low	13.86	6.15	9.28	10.25	10.25		12.81	12.81
Close	17.33	18.35	11.76	13.88	13.88		15.31	15.31

	As of December 31,
(Dollars in millions, except per share amounts)	2004(a)	2003(a)	2002(a)	2001(b)		2000(b)
	Restated- See Note 2	Restated- See Note 2	Restated- See Note 2	As Reported	As Restated	As Reported	As Restated
Summary of Financial Condition:
Total Assets	$9,019	$9,485	$9,515	$10,207	$10,124	$11,236	$11,132
Short-Term Debt	155	493	287	1,120	1,120	1,945	1,945
Long-Term Debt	2,054	2,605	3,215	3,008	3,008	2,649	2,649
Total Shareholders’ Equity	2,411	2,050	1,450	1,958	1,913	2,628	2,558	(e)
Book Value per Common Share	16.19	13.85	9.79	13.18	12.93	17.77	16.82

(a)	This Selected Financial Data has been derived from the company’s financial statements which, as described in Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K/A, have been restated.

(b)	This Selected Financial Data has been restated primarily for the matters described in Note 2 to the consolidated financial statements contained in Item 8 of this Form 10-K/A.

(c)	Net loss as originally reported was $298. The primary items restated were in discontinued operations where restated income, after-tax, increased $29 ($0.20 per share). The restatements in discontinued operations were principally to correct reductions to income for warranty and inventory reserves recorded in 2001 which should have been recognized in earlier periods.

(d)	Net income as originally reported was $334. The primary items restated were in discontinued operations where income, after-tax, decreased $26 ($0.18 per share). The restatements in discontinued operations were principally to reduce income for under accrual of liabilities for customer rebates and sales returns and for adjustments to remanufactured core inventory and associated liabilities.

(e)	As described in Note 2 of the consolidated financial statements included in this report, out-of-period items were corrected as part of the restatement. The restatement of these items affected the timing of reported income, but did not significantly impact the cumulative net income for the periods affected. In this regard, $56 of the out-of-period corrections related to periods prior to 2000. This amount has been reflected in Shareholders’ Equity as a reduction to beginning retained earnings in 2000. The items applicable to years prior to 2000 were primarily to adjust for inventory valuation reserves, customer rebates and allowances and other accruals, which were determined to be attributable to prior periods as a result of stand alone audits of sold businesses. These were largely accrued in 2000 - 2002 giving rise to offsetting increases to originally reported income in these years (See (a) and (b) above and Note 2 to the consolidated financial statements included in Item 8 of this report.)
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

	2001	2000
Net income (loss)	$(261)	$317
Goodwill amortization	32	33

Adjusted net income (loss)	$(229)	$350

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions)
Restatement
     As discussed more fully in Note 2 in Item 8 of this Form 10-K/A, we have restated our previously issued consolidated financial statements for the first and second quarters of 2005 and for years 2002 through 2004, as well as our financial results for years 2000 and 2001.
     This discussion and analysis (MD&A) should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 8 of this Form 10-K/A.

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
     As a result of divesting these non-strategic businesses, we have been able to significantly strengthen our balance sheet. Our consolidated debt at the end of 2004 is nearly $900 lower than at the end of 2003. At December 31, 2004, our consolidated net debt-to-capital ratio is 40% compared to 54% at the end of 2003. Additionally, we made an extra contribution of $198 to our pension funds in 2004. Our improved balance sheet served as a catalyst for two major credit rating agencies elevating us to investment grade. Our strengthened financial position will allow us to pursue reinvestment opportunities in our core businesses.
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
Strategic Goals
     Our strategies include achieving profitable sales growth, accelerating cost and productivity initiatives and maintaining a strong balance sheet. With regard to revenue, our objective is to grow our sales at twice the rate of the global vehicle market. We accomplished that in 2004 with a sales increase of 14%. In addition to growing revenues, we are targeting both geographic and customer diversification. Whereas approximately 35% of our current sales are outside North America, our goal is to achieve 50% by 2009. The traditional Detroit Big 3 automotive companies currently account for approximately 44% of our sales. While we expect to grow the volume of business with the Big 3, we are striving to grow at a faster rate with other customers.
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
     A challenge that we and others in the light vehicle market face is the continued price reduction pressure from our customers. Our largest customers in this market — the U.S.-based original equipment manufacturers — have experienced market share loss to other international light vehicle manufacturers over the past few years, thereby adding pressure on their profitability. To the extent that this trend continues, we expect the price reduction demands on us to continue. Our restructuring, divestitures and outsourcing initiatives have helped position us for this increasingly competitive landscape. Ongoing cost reduction programs, like our lean manufacturing and Six Sigma Black Belt programs, will continue to be important to sustaining and improving our margins.
     The commercial vehicle market hit the bottom of its business cycle in 2001 and has rebounded during the past three years. Orders in both the medium- and heavy-duty North American markets have been strong, outpacing production and pushing the unfilled order backlog higher. The fundamentals in this market point to a strong 2005.

     In our other markets — off-highway, European commercial vehicles and light vehicles in the Asia Pacific and South American regions — we expect either stable or improving production demand in 2005.
Rising Commodity Prices
     Higher steel and other metal costs had a significant impact on our 2004 financial results. Net of amounts recovered from our customers, steel costs reduced our 2004 net income by approximately $70 — $55 in continuing operations and $15 in discontinued operations. Steel prices increased over the course of 2004 with over 75% of the impact occurring in the second half of the year. Although the market price for scrap steel has come down recently, the impact on the steel prices charged by our supply base remains uncertain. Assuming a continuation of steel prices in effect during the fourth quarter of 2004 and to date in 2005, higher steel costs are expected to further reduce 2005 net income of our continuing operations as measured against 2003 year-end price levels.
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
     During 2004, more than $400 of our sales increase resulted from the addition of net new business. During 2004, we added approximately $700 in incremental new business — new business opportunities in excess of lost business — through 2007. At January 31, 2005, the aggregate amount of new business over the next three years included $410 coming on stream in 2005, another $250 in 2006 and an additional $300 in 2007.
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

Liquidity and Capital Resources
Cash Flows (2004 versus 2003)

			Dollar
	2004	2003	Change
Cash Flows from Operating Activities:
Net income	$62	$228	$(166)
Depreciation and amortization	358	394	(36)
Loss (gain) on note repurchases	96	(9)	105
Deferred income taxes	(125)	(35)	(90)
Unremitted earnings of affiliates	(36)	(49)	13
Losses (gains) on divestitures and asset sales	18	(38)	56
Asset impairment charges	37	21	16
Minority interest	13	9	4

	423	521	(98)
Increase in working capital	(294)	(143)	(151)
Other	(56)	(28)	(28)

Cash flows from operating activities	$73	$350	$(277)

     Net income of $62 reported for 2004 reflects a substantial decline from the $228 reported a year ago. Included among the factors driving the decline were two significant transactions that provide greater financial and operating flexibility as we enter 2005. First is the divestiture of our automotive aftermarket businesses that we completed in November. Second is the repurchase of nearly $900 of our notes, funded with a portion of the proceeds from the divestiture and the issuance of $450 of 5.85% notes due in January 2015. Including the related expenses incurred throughout 2004, the divestiture reduced net income by $43. The notes, which were issued in 2001 and 2002 when we had fallen below an investment grade rating, were repurchased at a substantial premium. After considering valuation adjustments, unamortized issuance costs and other related balance sheet items, we recognized an after-tax loss of $96 on the transaction. The cash impact of these items is described below.
     Depreciation and amortization declined again in 2004, the result of tightened capital spend and recent divestitures. Deferred income tax benefits, which do not impact cash, are also a significant element of the net charges related to the note repurchase, divestitures and asset sales and impairments, which are presented net of the related tax benefits. Other deferred tax benefits, recognized in 2004 but not benefiting cash flow, totaled $125. The amount by which equity earnings exceeded dividends received from our equity affiliates decreased by $13 in 2004. The amount of impairment charges added back as a non-cash item increased in 2004. Our working capital rose significantly in 2004. Robust sales late in the year and a tendency to inventory higher quantities of steel were key elements in the increase in accounts receivable and inventory which were the primary reasons for the $294 increase in working capital. Other receivables at the end of 2004 included a higher amount recoverable from insurers, as the settlement agreement entered in December with a number of our carriers is expected to accelerate the payment of claims. Working capital in 2004 and 2003 was negatively affected by payments against restructuring accruals of $83 and $145, respectively. Overall, cash flows from operations totaled $73 in 2004.

			Dollar
	2004	2003	Change
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	$(329)	$(323)	$(6)
Divestitures	968	145	823
Proceeds from sales of leasing subsidiary assets	289	193	96
Proceeds from sales of other assets	61	89	(28)
Other	(73)	90	(163)

Cash flows from investing activities	$916	$194	$722

     Capital spending rose less than two percent in 2004 and remained below depreciation expense for the year. The 2004 outlays were again focused on opportunities to leverage technology and support new customer programs.

     Capital spending in 2005 is expected to remain flat overall, suggesting an increase of about $30 for our existing operations after factoring in the sale of the automotive aftermarket businesses.
     The sale of the automotive aftermarket businesses in November 2004 represents the largest divestiture in our history. The transaction generated cash proceeds of $968 at closing. Supplementing those proceeds was the $61 of cash generated on asset sales within the manufacturing operations. We also continued to reduce our lease investment portfolio at DCC, generating $289 from sales of those assets in 2004.

			Dollar
	2004	2003	Change
Cash Flows from Financing Activities:
Net change in short-term debt	$(31)	$(113)	$82
Issuance of long-term debt	455		455
Payments and repurchases of long-term debt	(1,457)	(272)	(1,185)
Dividends paid	(73)	(14)	(59)
Other	16	17	(1)

Cash flows used in financing activities	$(1,090)	$(382)	$(708)

     In December 2004, we used $1,086 of cash, including the proceeds from the issuance of $450 of new notes, to repurchase $891 face value of our March 2010 and August 2011 notes. Prior to the fourth quarter, we had used available cash to meet scheduled maturities of long-term debt — $239 on the manufacturing side and $166 within DCC. In 2003, we spent $140 to repurchase notes having a face amount of $158, generating a pre-tax gain of $15 after considering the unamortized issuance costs and original issuance discount. Maintaining a quarterly dividend rate of $.12 per share throughout 2004 pushed dividends up by $59.
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
     On March 4, 2005, we entered into a new bank facility, also for $400, that will mature on March 4, 2010 and replaces the five-year credit facility. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. Dana’s new long-term credit facility requires us to improve upon specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 2.00:1 through September 30, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 2.75:1 through September 30, 2005 and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis.
     We also have an accounts receivable securitization program. That program was modified in early January 2005 to reduce the maximum available under it from $400 to $200. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.
     At the end of 2004, borrowings outstanding under the various Dana lines consisted of $98 drawn against uncommitted lines. No amounts were outstanding under the accounts receivable program or the bank facility.

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
     Refer also to Financing Update in Note 2.
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
     The following table summarizes our fixed cash obligations over various future periods.

		Payments Due by Period
		Less than		4-5	After 5
Contractual Cash Obligations	Total	1 Year	1-3 Years	Years	Years
Principal of Long-Term Debt	$2,111	$57	$451	$506	$1,097
Operating Leases	402	80	125	87	110
Unconditional Purchase Obligations	238	192	46
Other Long-Term Liabilities	1,383	211	260	265	647

Total Contractual Cash Obligations	$4,134	$540	$882	$858	$1,854

     The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.
     We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2005 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows: $521 in 2005; $835 in 2006 and 2007 combined; $727 in 2008 and 2009 combined; and $824 thereafter.
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
     Environmental Liabilities — At December 31, 2004, we had accrued $73 for contingent environmental liabilities, compared to $67 at December 31, 2003, with an estimated recovery of $10 from other parties recorded in 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at December 31, 2004, and $6 at December 31, 2003. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
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

Realignment
     In October 2001, we announced the largest realignment initiative in our history. These realignment actions were designed to quicken our pace of reducing our capacity and fixed cost structure to generate improved margins at lower expected levels of production. As well, certain actions positioned us to complete the aforementioned divestiture of non-strategic businesses. The realignment actions called for in the 2001 Plan were substantially completed in 2003. The after-tax cost associated with these actions was $442. Upon completion, we had closed 39 facilities and reduced the workforce by more than 12,500 people. During the second half of 2004, we announced additional realignment actions. These actions resulted in 2004 realignment charges of $54 after tax. The actions are expected to be completed in 2005 and include two facility closures and a gross reduction in our workforce of approximately 1,000 people. See a discussion of these restructuring actions and the related costs in our consolidated financial statements under “Note 24. Realignment of Operations” in Item 8 of this Form 10-K/A.
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
     Warranty — Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. These costs are then adjusted, as required, to reflect subsequent experience. Warranty expense related to continuing operations totaled $35, $29 and $52 in 2004, 2003 and 2002, respectively. Our 2002 expense included provisions of $34 that related to adjustments of estimates made in prior years. Accrued liabilities for warranty obligations at December 31, 2004 and 2003 were $80 and $82, respectively.
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
     Assumptions are also a key determinant in the amount of the obligation and expense recorded for postretirement benefits other than pension (OPEB). Nearly 95% of the total obligation for these postretirement benefits relates to U.S. plans. The discount rate used to determine the obligation for these benefits decreased to 5.76% at December 31, 2004 from 6.24% at December 31, 2003. If there were a 25 basis point change in the discount rate, our OPEB expense would change by $2 and our obligation would change by $42. The healthcare costs trend rate is also an important assumption in determining the amount of the OPEB obligation. We decreased the initial weighted healthcare cost trend rate from 12.3% at December 31, 2002 to 11.81% at December 31, 2003 to reflect a modest easing of the rates of inflation in medical costs, particularly inflation in prescription drug costs. In 2004, we lowered the initial trend rate again to 10.31%. These assumption changes had a direct influence on the OPEB obligation only increasing from $1,699 at December 31, 2002 to $1,759 at December 31, 2003 and decreasing to $1,746 at December 31, 2004. In addition to the reduction in the initial trend rate, the Medicare Part D subsidy reduced the obligation by $68 and expense by $8 in 2004. A plan amendment reduced our obligation by $121 in 2003 and the aggregate actuarial loss from 2002 to 2003 by $119. OPEB expense was $143 in 2004, $158 in 2003 and $145 in 2002. If there were a 100 basis point increase in the assumed healthcare trend rates, our OPEB expense would increase by $7 and our obligation would increase by $117. If there were a 100 basis point decrease in the trend rates, our OPEB expense would decrease by $8 and our obligation would decrease by $96.
     Income Taxes — Accounting for income taxes involves matters that require estimates and the application of judgment. These include an evaluation of the realizability of recorded deferred tax benefits and assessment of potential tax liability relating to areas of potential dispute with various tax regulatory agencies. We have operations in numerous jurisdictions around the world, each with its own unique tax laws and regulations. This adds further complexity to the process of accounting for income taxes. Our income tax estimates are adjusted in light of changing circumstances, such as the progress of our tax audits and our evaluations of the realizability of our tax assets.
     At December 31, 2004, we had net operating loss (NOL) carryforwards in a number of tax jurisdictions, including the U.S. and certain of its states. We also have net deferred tax assets, primarily related to our U.S. OPEB liability, which will be deductible on our tax returns when benefits are paid in the future. We have evaluated the potential realization of these deferred tax benefits on a jurisdiction–by–jurisdiction basis. The standard of realization is one of whether it is more likely than not that we will recognize the benefit of the NOL over the carryforward period and also realize the tax benefits from the OPEB deductions in the future. Our analysis of the realization considers the probability of generating taxable income over the permitted carryforward period in each jurisdiction. Where we have determined under the more likely than not standard that we do not have a better-than-50% probability of realization, we establish a valuation allowance against that portion of the deferred tax asset where our analysis and judgment indicates a less-than-50% probability of realization. Net deferred tax assets included $756 of U.S. federal and state deferred income taxes at December 31, 2004. To ensure realization of those assets, approximately $1,600 of pre-tax income must be generated in future years if we assume a 35% federal statutory tax rate. The earliest date for expiration of any significant portion of the NOL carryforwards is 2023. As indicated above, a significant portion of the net deferred assets relates to retiree healthcare costs which extend into the future based on the expected lives of our retirees and current employees.
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
     We are monitoring our ongoing progress with improving the underlying profitability within the U.S. businesses. The valuation allowances related to the $756 of U.S. federal and state net deferred tax assets will be subject to ongoing assessments in the future.
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

     See additional discussion of our carryforwards and an analysis of our deferred tax assets in our consolidated financial statements under “Note 16. Income Taxes” in Item 8 of this Form 10-K/A and herein under “Results of Operations.”
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
     Sales of our continuing operations by region for 2004 and 2003 were as follows:
Geographical Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2004	2003	Amount	Percent	Effects	Divestitures	Change
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
North America	$6,002	$5,473	$529	10%	$53	$	$476
Europe	1,727	1,424	303	21%	160	(6)	149
South America	626	441	185	42%	27		158
Asia Pacific	693	580	113	19%	56	(8)	65

	$9,048	$7,918	$1,130	14%	$296	$(14)	$848

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
     In Europe, the organic sales increase of 10% resulted primarily from new off-highway business in HVTSG and new ASG business. Slightly stronger light vehicle production also contributed to the increase. In South America, the organic increase was due to stronger light vehicle production results and new ASG business. The organic sales growth in Asia Pacific was primarily due to overall higher production levels in the region.
     Sales by segment for 2004 and 2003 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the business units, but excludes discontinued operations.

Business Unit Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2004	2003	Amount	Percent	Effects	Divestitures	Change
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASG	$6,658	$5,927	$731	12%	$228	$(9)	$512
HVTSG	2,299	1,908	391	20%	63	(5)	333
Other	91	83	8	10%	5		3

	$9,048	$7,918	$1,130	14%	$296	$(14)	$848

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

			Dollar
	2004	2003	Change
Other income (expense)	$(98)	$112	$(210)
     Included in other expense in 2004 is $157 of net expense associated with the repurchase of approximately $900 of debt during the fourth quarter of 2004 at a premium to face value. Also impacting the changes from 2003 is lower leasing revenues from our DCC operation resulting from our continued divestment of assets in its portfolio.

     An analysis of our 2004 and 2003 gross and operating margins and selling, general and administrative expense is presented in the following table.
Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	Percent
	2004	2003	(Decrease)	Change
	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin:
ASG	5.33%	6.61%	(1.28)%	(19.37)%
HVTSG	11.22%	9.12%	2.10%	23.06%
Consolidated	7.47%	8.45%	(0.98)%	(11.57)%

Selling, general and administrative expense:
ASG	4.00%	4.25%	(0.26)%	(6.02)%
HVTSG	5.35%	6.24%	(0.89)%	(14.22)%
Consolidated	5.50%	6.59%	(1.09)%	(16.51)%

Operating margin:
ASG	1.34%	2.36%	(1.03)%	(43.40)%
HVTSG	5.87%	2.88%	2.99%	103.71%
Consolidated	1.97%	1.86%	0.11%	5.97%
     Gross and operating margins were significantly impacted in 2004 by higher steel costs net of amounts recovered from customers.
     In ASG, our ability to recoup higher steel cost from our customers is limited; consequently, the impact on margins has been greater in that business unit. Removing the impact of higher steel costs from ASG’s gross margin in 2004 would increase gross margin by 1% of sales. Margins were favorably impacted by the higher sales volume and cost reductions. However, offsetting these positive factors were price reductions to customers, production inefficiencies leading to higher premium freight and overtime costs, and the loss of higher margin axle business on the Jeep Grand Cherokee.
     Higher steel costs also impacted HVTSG. Although customer recoveries in this business unit are higher than in ASG, the steel consumption is also higher. Removing the higher net steel costs from HVTSG’s gross margin in 2004 would increase the margin by .9%. Adjusted for steel, HVTSG’s gross margins would be up about 3.0% over 2003. The gross margin improvement here is due to the higher sales levels, although this group also experienced higher premium freight and overtime cost as production levels remained up during the year.

			Dollar
	2004	2003	Change
Selling, general and administrative expenses	$498	$522	$(24)
     The decline in SG&A expenses is due to lower expense in our DCC operation as we continue to divest assets. Exclusive of DCC, SG&A expenses are up $17, albeit as a percent of sales SG&A is lower. A portion of the absolute dollar increase in SG&A expense is due to currency effects as the international expenses were translated at higher rates against the US dollar.

			Dollar
	2004	2003	Change
Realignment charges	$72	$—	$72

     As discussed in “Note 24. Realignment of Operations” of Item 8, additional charges were recognized in connection with additional facility closures and workforce reductions announced in 2004.

			Dollar
	2004	2003	Change
Interest expense	$210	$225	$(15)
     Lower interest expense resulted from overall lower levels of debt outstanding in 2004. Partially offsetting the effect of lower debt levels were higher short-term interest rates in 2004.

			Dollar
	2004	2003	Change
Income (loss) before taxes	$(180)	$80	$(260)
     The reduction in income (loss) before taxes was driven largely by two fourth-quarter items in 2004 — the net expense of $157 incurred to repurchase debt and the $72 of realignment costs.

			Dollar
	2004	2003	Change
Income tax benefits	$212	$46	$166
     We experienced income tax benefits in both 2004 and 2003 that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary effective tax rate equal to the U.S. federal rate of 35%. Tax benefits exceeded the amount expected by applying a 35% rate to income (loss) before taxes by $149 in 2004 and $74 in 2003.
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

Results of Operations (2003 versus 2002)
     Sales of our continuing operations by region for 2003 and 2002 were as follows:
Geographical Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2003	2002	Amount	Percent	Effects	Divestitures	Change
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
North America	$5,473	$5,522	$(49)	(1)%	$69	$	$(118)
Europe	1,424	1,213	211	17%	222	2	(13)
South America	441	361	80	22%	(5)		85
Asia Pacific	580	411	169	41%	66	(15)	118

	$7,918	$7,507	$411	5%	$352	$(13)	$72

     The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our sales in 2003. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was primarily attributable to the Australian dollar.
     Overall light vehicle production in North America declined from 16.4 million vehicles in 2002 to 15.9 million vehicles in 2003. This 3% reduction in light duty production was the primary factor in the year-over-year organic decline in our North American sales (organic change being the residual change after excluding the effects of acquisitions, divestitures and currency movements). The Class 8 commercial vehicle market in North America also experienced a slight drop in production — 176,000 units in 2003 versus 181,000 units in 2002. Lower sales due to these declines in production levels were partially offset by higher sales from net new business gains in each of our manufacturing business units.
     Elsewhere in the world, overall light vehicle production demand in Europe and South America was down more than 5% from 2002 to 2003, while 2003 production in the Asia Pacific region was higher. The organic sales growth in South America and Asia Pacific relates primarily to net new business gains in the light vehicle market by ASG.
     Sales by segment for 2003 and 2002 are presented in the following table. DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the business units, but excludes discontinued operations.
Business Unit Sales Analysis

					Amount of Change Due To
			Change		Currency	Acquisitions/	Organic
	2003	2002	Amount	Percent	Effects	Divestitures	Change
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
ASG	$5,927	$5,649	$278	5%	$262	$(13)	$29
HVTSG	1,908	1,786	122	7%	87		35
Other	83	72	11	15%	3		8

	$7,918	$7,507	$411	5%	$352	$(13)	$72

     ASG principally serves the light vehicle market, with some sales of driveshaft business to the original equipment commercial vehicle market. As previously mentioned, production levels in ASG’s largest market — the North American light-duty market — were down 3% in 2003. With more than 71% of its sales to this market, the lower production levels caused ASG’s sales to decline in that market. More than offsetting the overall market decline in North America were new business gains by ASG that came on stream in 2003. New business gains came principally from new structures business with Ford on the F-series pickup and the Expedition/Navigator and Freestar SUVs. Other new programs contributing to sales in 2003 were axle business with General Motors on the Express/Savannah full-size van and system integration business with Ford in Australia.
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
     Other income was $112 in 2003 and $103 in 2002. Other income in 2003 included, among other items, gains on note repurchases, divestitures and asset sales of $47, gains from the favorable settlement of sales tax obligations in India of $6, favorable resolution of a contingency relating to the FTE business sold in 2002 of $5, Australian export credits of $6 and commission income of $5. These items were partially offset by expense incurred in connection with an unsolicited tender offer for our common stock. Other income in 2002 included, among other things, gains on divestitures and asset sales of $53 and foreign exchange gains of $19.
     An analysis of our 2003 and 2002 gross and operating margins and selling, general and administrative expenses is presented in the following table.
Gross and Operating Margin Analysis

	As a Percentage of Sales		Increase /	Percent
	2003	2002	(Decrease)	Change

	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin:
ASG	6.61%	7.77%	(1.16)%	(14.89)%
HVTSG	9.12%	8.29%	0.83%	10.05%
Consolidated	8.45%	9.07%	(0.62)%	(6.86)%

Selling, general and administrative expense:
ASG	4.25%	4.73%	(0.47)%	(10.04)%
HVTSG	6.24%	5.94%	0.30%	5.09%
Consolidated	6.59%	7.50%	(0.91)%	(12.10)%

Operating margin:
ASG	2.36%	3.04%	(0.68)%	(22.42)%
HVTSG	2.88%	2.35%	0.53%	22.58%
Consolidated	1.86%	1.57%	0.28%	18.11%
     In ASG, 2003 gross margins have been significantly affected by start-up costs in our structures business. Significant front-end costs are typical in this business. The year 2003 was atypical in that we had a greater number of programs launching in the same year than is normal. As well, some of these programs were large volume programs — including the new Ford F-150 pick-up (the highest selling pick-up in North America) and the General Motors Colorado/Canyon full-size pick-up. Additionally, certain of these major programs experienced launch difficulties that resulted in higher than planned start-up costs. Incremental start-up costs in our structures business in 2003 approximated $35; we also incurred other launch-related costs. This factor alone negatively impacted ASG gross margins by about 1%. Adjusted for the effects of structures start-up costs, ASG gross margins in 2003 were comparable to 2002. Other factors that reduced gross margins were higher steel costs, higher pension and healthcare costs and customer price reductions. These margin reductions were largely offset by the benefits realized from prior restructuring initiatives, outsourcing of non-core manufacturing and other cost reduction initiatives.

     The HVTSG business, similar to ASG, experienced an improvement in gross margins. Similarly, HVTSG margins benefited from restructuring actions taken the past few years and other continuous improvement endeavors.

			Dollar
	2003	2002	Change
Selling, general and administrative expenses	$522	$563	$(41)
     The decrease in consolidated selling, general and administrative (S,G & A) expenses is attributable to recently completed restructuring actions and other cost reduction initiatives within both the manufacturing units and corporate administration. Additionally, S, G & A expenses associated with our DCC operation continued to decline as we divest the assets of this operation.

			Dollar
	2003	2002	Change
Income (loss) before taxes	$80	$(118)	$198
     The improvement from a pre-tax loss in 2002 to pre-tax income in 2003 was primarily impacted by lower restructuring charges from continuing operations of $163 and $36 lower interest expense in 2003. The reduction in restructuring charges is attributable mainly to the winding down of the restructuring program announced in the fourth quarter of 2001. The reduction in interest expenses is due to both lower average interest rates and lower average debt outstanding.

			Dollar
	2003	2002	Change
Income tax benefits	$46	$94	$(48)
     We experienced income tax benefits in both 2003 and 2002 that resulted in a net tax benefit significantly greater than expected at the U.S. federal rate of 35%. Net tax benefits greater than the amount expected by applying a 35% rate to income (loss) before taxes were $74 in 2003 and $53 in 2002.
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
     An analysis of the net sales and the income (loss) from discontinued operations of these businesses, grouped by business segment, follows:

		Change		Change
		Between		Between
	2004	Years	2003	Years	2002
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales:
Automotive Aftermarket	$1,943	$(53)	$1,996	$(12)	$2,008
Engine Management		(142)	142	(153)	295
Tekonsha/Bargman				(48)	48
Weatherhead AAG				(29)	29

AAG business segment	1,943	(195)	2,138	(242)	2,380

FTE				(251)	251
Boston Weatherhead		(13)	13	(121)	134

ASG business segment	—	(13)	13	(372)	385

AEC				(29)	29
Corporate/Other

Other business segment	—	—	—	(29)	29

Total Discontinued Operations	$1,943	$(208)	$2,151	$(643)	$2,794

Income from Discontinued Operations:
Automotive Aftermarket	$(4)	$(73)	$69	$(3)	$72
Engine Management		8	(8)	49	(57)
Tekonsha/Bargman				(4)	4
Weatherhead AAG				1	(1)

AAG business segment	(4)	(65)	61	43	18

FTE				(34)	34
Boston Weatherhead		1	(1)	(14)	13

ASG business segment	—	1	(1)	(48)	47

AEC				3	(3)
Corporate/Other		3	(3)	10	(13)

Other business segment	—	3	(3)	13	(16)

Total Discontinued Operations	$(4)	$(61)	$57	$8	$49

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
     The loss from discontinued operations relating to the Automotive Aftermarket business component in 2004 includes the $30 after-tax divestiture loss and $13 of costs net of tax recorded in connection with the sale. Excluding these amounts, income from discontinued operations was $39. This compares to income of $69 in 2003, with the 2004 amount representing eleven months of activity versus a full year in 2003. Income from discontinued operations relating to the Automotive Aftermarket business component had decreased slightly in 2003 when compared to 2002 on flat sales. The Automotive Aftermarket business component had returned to profitability in 2002 after a loss in 2001 as it began to benefit from the restructuring actions that were completed during 2002, and reduced selling, general and administrative expenses. Restructuring expenses plus related amounts charged to cost of sales totaled $63 in 2002 and $61 in 2001. Gross margin for the Automotive Aftermarket business component was 15.5% in 2004, 17.7% in 2003 and 19.2% in 2002. The lower gross margin in 2004 was partially due to higher steel costs which reduced gross margin by approximately $25 or 1.3%.

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
Item 7a — Quantitative and Qualitative Disclosures About Market Risk
     You can find market risk information in “Financial Instruments,” “Derivative Financial Instruments” and “Cash and Cash Equivalents” under “Note 1. Summary of Significant Accounting Policies,” in “Note 11. Interest Rate Agreements,” and in “Note 17. Fair Value of Financial Instruments” in Item 8 of this Form 10-K/A and in “Liquidity and Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

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
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.
As discussed in Note 2 to the consolidated financial statements, the Company restated its 2004, 2003 and 2002 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Dana Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weaknesses relating to: (1) the lack of an effective control environment at its Commercial Vehicle business unit, (2) the financial and accounting organization not being adequate to support its financial accounting and reporting needs, (3) the lack of effective controls over the completeness and accuracy of certain revenue and expense accruals, (4) the lack of effective controls over reconciliations of certain financial statement accounts, and (5) the lack of effective controls over the valuation of certain inventory and the related cost of goods sold accounts, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004:
     (1) The Company did not maintain an effective control environment at its Commercial Vehicle business unit. Specifically, there were inadequate controls to prevent, identify and respond to improper intervention or override of established policies, procedures and controls by management within the Commercial Vehicle business unit. This improper management intervention and override at this business unit allowed the improper recording of certain transactions with respect to asset sale contracts, supplier cost recovery arrangements and contract pricing changes to achieve accounting results that were not in accordance with generally accepted accounting principles and journal entries which were not appropriately supported or documented. Additionally, financial personnel in the unit failed to report instances of inappropriate conduct and potential financial impropriety to senior financial management outside the unit. This control deficiency primarily affected accounts receivable, accounts payable, accrued liabilities, revenue, other income, and other direct expenses.
     (2) The financial and accounting organization was not adequate to support the Company’s financial accounting and reporting needs. Specifically, lines of communication between the Company’s operations, accounting and finance personnel were not adequate to raise issues to the appropriate level of accounting personnel and the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with its financial reporting requirements. This control deficiency resulted in ineffective controls over the accurate and complete recording of certain customer contract pricing changes and asset sale contracts (both within and outside of the Commercial Vehicle business unit) to ensure they were accounted for in accordance with generally accepted accounting principles. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training contributed to the control deficiencies discussed in items 3 through 5 below.
     (3) The Company did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, the Company failed to identify, analyze, and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue, and other direct expenses to ensure that they were accurately, completely and properly recorded.
     (4) The Company did not maintain effective controls over reconciliations of certain financial statement accounts. Specifically, the Company’s controls over the preparation, review and monitoring of account reconciliations related to certain inventory, accounts payable, accrued expenses and the related income statement accounts and certain intercompany balances were ineffective to ensure that account balances were accurate and supported by appropriate underlying detail, calculations or other documentation, and that intercompany balances appropriately eliminate.
     (5) The Company did not maintain effective control over the valuation of certain inventory and the related cost of goods sold accounts. Specifically, the Company did not maintain effective controls over the computation and review of its LIFO inventory calculation to ensure that appropriate components, such as the impact of steel surcharges, were properly reflected in the calculation.
Each of the control deficiencies described in 1 through 5 resulted in the restatement of the Company’s annual consolidated financial statements for 2004, and each of the items 1 through 4 also resulted in the restatement of each of the interim periods in 2004 and the first and second quarters of 2005, as well as certain audit adjustments to the Company’s third quarter 2005 consolidated financial statements. Each of the control deficiencies described in 2 through 4 resulted in the restatement of the Company’s annual consolidated financial statements for 2003 and 2002 and each of the interim periods in 2003. Additionally, each of the control deficiencies described in 1 through 5 could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that each of these control deficiencies constitutes a material weakness.
These material weaknesses were considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the material weaknesses described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that Dana Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Dana Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
March 8, 2005, except for the restatement discussed in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is December 30, 2005

CONSOLIDATED BALANCE SHEET
In millions, except par value

	December 31
	2004	2003
Assets	Restated — See Note 2

Current assets
Cash and cash equivalents	$634	$731
Accounts receivable
Trade, less allowance for doubtful accounts of $37 — 2004 and $38 — 2003	1,254	1,047
Other	437	294
Inventories	898	752
Assets of discontinued operations		1,242
Other current assets	200	317

Total current assets	3,423	4,383
Goodwill	593	558
Investments and other assets	2,551	1,693
Investments in leases	281	622
Property, plant and equipment, net	2,171	2,229

Total assets	$9,019	$9,485

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$155	$493
Accounts payable	1,330	1,076
Accrued payroll and employee benefits	378	296
Liabilities of discontinued operations		278
Other accrued liabilities	611	523
Taxes on income	199	165

Total current liabilities	2,673	2,831
Deferred employee benefits and other noncurrent liabilities	1,759	1,903
Long-term debt	2,054	2,605
Minority interest in consolidated subsidiaries	122	96

Total liabilities	6,608	7,435

Shareholders’ equity
Common stock, $1 par value, shares authorized, 350; shares issued, 150 — 2004, 149 — 2003	150	149
Additional paid-in capital	190	171
Retained earnings	2,479	2,490
Accumulated other comprehensive loss	(408)	(760)

Total shareholders’ equity	2,411	2,050

Total liabilities and shareholders’ equity	$9,019	$9,485

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF INCOME
In millions, except per share amounts

	Year Ended December 31
	2004	2003	2002
	Restated — See Note 2
Net sales	$9,048	$7,918	$7,507
Revenue from lease financing	22	46	85
Other income (expense), net	(98)	112	103

	8,972	8,076	7,695

Costs and expenses
Cost of sales	8,372	7,249	6,826
Selling, general and administrative expenses	498	522	563
Realignment charges	72	0	163
Interest expense	210	225	261

	9,152	7,996	7,813

Income (loss) before income taxes	(180)	80	(118)
Income tax benefit	212	46	94
Minority interest	(7)	(7)	(13)
Equity in earnings of affiliates	41	52	55

Income from continuing operations	66	171	18

Income from discontinued operations before income taxes	20	97	100
Income tax expense of discontinued operations	(24)	(40)	(51)

Income (loss) from discontinued operations	(4)	57	49

Income before effect of change in accounting	62	228	67
Effect of change in accounting			(220)

Net income (loss)	$62	$228	$(153)

Basic earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.44	$1.15	$.12
Income (loss) from discontinued operations	(0.03)	0.39	.32
Effect of change in accounting			(1.48)

Net income (loss)	$0.41	$1.54	$(1.04)

Diluted earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.44	$1.14	$.12
Income (loss) from discontinued operations	(0.03)	0.39	.32
Effect of change in accounting			(1.47)

Net income (loss)	$0.41	$1.53	$(1.03)

Cash dividends declared and paid per common share	$0.48	$0.09	$0.04

Average shares outstanding — Basic	149	148	148

Average shares outstanding — Diluted	151	149	149

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
In millions

	Year ended December 31
	2004	2003	2002
	Restated — See Note 2

Net cash flows from operating activities	$73	$350	$469

Cash flows from investing activities:
Purchases of property, plant and equipment	(329)	(323)	(324)
Divestitures	968	145	506
Proceeds from sales of leasing subsidiary assets	289	193	248
Proceeds from sales of other assets	61	89	101
Changes in investments and other assets	(80)	60	18
Payments received on leases and loans	13	40	70
Acquisitions	(5)		(31)
Other	(1)	(10)	(11)

Net cash flows — investing activities	916	194	577

Cash flows from financing activities:
Payments on and repurchases of long-term debt	(1,457)	(272)	(467)
Issuance of long-term debt	455		285
Net change in short-term debt	(31)	(113)	(556)
Dividends paid	(73)	(14)	(6)
Other	16	17	72

Net cash flows — financing activities	(1,090)	(382)	(672)

Net increase in cash and cash equivalents	(101)	162	374
Net change in cash of discontinued operations	4	(2)	(2)
Cash and cash equivalents — beginning of year	731	571	199

Cash and cash equivalents — end of year	$634	$731	$571

Reconciliation of net income (loss) to net cash flows from operating activities:
Net income (loss)	$62	$228	$(153)
Depreciation and amortization	358	394	478
Loss (gain) on note repurchases	96	(9)
Asset impairment	37	21	114
Losses (gains) on divestitures and asset sales	18	(38)	(53)
Minority interest	13	9	5
Deferred income taxes	(125)	(35)	(135)
Unremitted earnings of affiliates	(36)	(49)	(43)
Change in accounts receivable	(275)	(127)	(42)
Change in inventories	(155)		33
Change in other operating assets	(312)	65	18
Change in operating liabilities	448	(81)	215
Effect of change in accounting			220
Other	(56)	(28)	(188)

Net cash flows from operating activities	$73	$350	$469

The accompanying notes are an integral part of the consolidated financial statements.

STATEMENT OF SHAREHOLDERS’ EQUITY
In millions

				Accumulated Other
				Comprehensive Income (Loss)
				Foreign	Minimum
			Retained	Currency	Pension		Shareholders’
		Additional	Earnings	Translation	Liability		Equity
	Common	Paid-In	Restated-	Restated-	Restated-	Unrealized	Restated-
	Stock	Capital	See Note 2	See Note 2	See Note 2	Gain (Loss)	See Note 2
Balance, December 31, 2001 — as originally reported	$149	$163	$2,471	$(720)	$(103)	$(2)	$1,958
Restatement — adjustments			(36)	(9)			(45)

Balance, December 31, 2001 — as restated	149	163	2,435	(729)	(103)	(2)	1,913
Comprehensive income:
Net loss for 2002 — as restated			(153)
Foreign currency translation				(56)
Minimum pension liability					(255)
Unrealized loss							(464)
Total comprehensive loss
Cash dividends declared			(6)				(6)
Issuance of shares for director and employee stock plans, net		7					7

Balance, December 31, 2002 — as restated	149	170	2,276	(785)	(358)	(2)	1,450
Comprehensive income:
Net income for 2003 — as restated			228
Foreign currency translation		`		297
Minimum pension liability					86
Reclassification adjustment						2
Total comprehensive income							613
Cash dividends declared			(14)				(14)
Issuance of shares for director and employee stock plans, net		1					1

Balance, December 31, 2003 — as restated	149	171	2,490	(488)	(272)		2,050
Comprehensive income:
Net income for 2004 — as restated			62
Foreign currency translation				223
Minimum pension liability					129
Total comprehensive income							414
Cash dividends declared			(73)				(73)
Issuance of shares for equity compensation plans, net	1	19					20

Balance, December 31, 2004 — as restated	$150	$190	$2,479	$(265)	$(143)	$—	$2,411

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
     With respect to the consolidated balance sheet, the assets and liabilities relating to the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the component. As a result of the completion of the divestiture of the majority of our automotive aftermarket businesses in November 2004, the balance sheet as of December 31, 2004 does not include any assets or liabilities of discontinued operations. In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified. See Note 22 for additional information regarding our discontinued operations.

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
Pre-Production Costs Related to Long-Term Supply Arrangements
     The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling. These costs are also capitalized and amortized if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2004, the machinery and equipment component of property, plant and equipment included $48 of our tooling related to long-term supply arrangements and $8 of our customers’ tooling which we have the irrevocable right to use, while other accounts receivable included $84 of costs related to tooling which we have a contractual right to collect from our customers.
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
Settlements With Insurers
     In certain circumstances we commute policies which provide insurance for asbestos-related bodily injury claims. The insurance proceeds are recognized in the periods in which the company recognizes asbestos claims to which they relate, and defers that portion related to future claims for which the company has not recorded a liability.
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

	Year Ended December 31
	2004	2003	2002
	Restated - See Note 2
Stock compensation expense, as reported	$3	$2	$3
Stock option expense, pro forma	13	14	17

Stock compensation expense, pro forma	$16	$16	$20

Net income (loss), as restated	$62	$228	$(153)
Net income (loss), pro forma	$49	$214	$(170)

Basic earnings per share
Net income (loss), as restated	$0.41	$1.54	$(1.04)
Net income (loss), pro forma	$0.33	$1.45	$(1.15)

Diluted earnings per share
Net income (loss), as restated	$0.41	$1.53	$(1.03)
Net income (loss), pro forma	$0.32	$1.44	$(1.14)
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
     In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” In December 2003, the FASB revised FIN No. 46 to reflect decisions it made regarding a number of implementation issues. FIN No. 46, as revised, requires that the primary beneficiary of a variable interest entity (VIE) consolidate the entity even if the primary beneficiary does not have a majority voting interest. This Interpretation applies to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This Interpretation also identifies those situations where a controlling financial interest may be achieved through arrangements that do not involve voting interests. The Interpretation also establishes additional disclosures which are required regarding an enterprise’s involvement with a VIE when it is not the primary beneficiary. This Interpretation is required to be applied to any VIE created after January 31, 2003. We adopted this Interpretation with respect to all VIEs created on or before January 31, 2003 as of December 31, 2003. This Interpretation did not have a material effect on our financial condition or results of operations. See Note 8 for information regarding our involvement with VIEs.
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
     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the treatment of certain costs, such as idle facility expense, freight and handling, as period expenses and requires that allocation of fixed overhead be based on normal capacity. We are required to adopt this guidance in 2006 and have not yet evaluated the potential impact on financial position or results of operations.
Note 2. Restatement of Financial Statements and Financing Update
     In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. During the third quarter, management initiated an investigation into the matter, found other incorrect accounting entries related to a customer agreement within the same business unit, and informed the Audit Committee of the Board of Directors of its findings. In September 2005, the Audit Committee engaged outside counsel to conduct an independent investigation of the situation. The independent investigation included interviews with nearly one hundred present and former employees with operational and financial management responsibilities for each of our business units. The investigations also included a review and assessment of accounting transactions identified through the interviews noted above, and through other work performed by the company and the independent investigators engaged by the Audit Committee. The independent investigators also reviewed and assessed certain items identified as part of the annual audit performed by our independent registered public accounting firm. In announcements during October and November 2005, we reported on the preliminary findings of the ongoing management and Audit Committee investigations, including the determination that we would restate our consolidated financial statements for the first and second quarters of 2005 and for years 2002 through 2004.
     Summarized below are other restatement effects that are unrelated to the above investigations. The years prior to 2004 required restatement as a result of amounts that were recorded in 2004 that were attributable to earlier periods. Other restatement effects in the following table also include differences that were identified during audits of the company and stand alone audits of businesses to be sold. We had determined these items were individually and in the aggregate immaterial to the financial statements. In conjunction with the restatements, we corrected these items by recording them in the periods to which they were attributable. These other restatement items affected the timing of reported income, but, since they had previously been recorded, did not significantly affect the cumulative income over the periods restated.

     As a result of the restatement, originally reported net income was increased (reduced) by ($20) ($.13 per share), $6 ($.04 per share) and $29 ($.19 per share) for the twelve months ended December 31, 2004, 2003 and 2002, respectively. The table below summarizes the accounting corrections made to our originally reported net income in these periods as disclosed in the Original Form 10-K.
     The following table reconciles the net income and earnings per share as originally reported to amounts as restated for applicable periods.

	Year Ended December 31,
	2004		2003		2002
	Amount	EPS	Amount	EPS	Amount	EPS
Net income, as originally reported	$82	$0.54	$222	$1.49	$(182)	$(1.22)

Accounting corrections relating to 2005 investigations, before tax:
Cost deferrals (1)	(3)	(0.02)
Payments from suppliers (2)	(9)	(0.06)
Supplier pricing and charges (3)	(2)	(0.01)
Accrual estimates (4)	(8)	(0.05)
LIFO inventory valuation (5)	(19)	(0.13)
Other, net	(8)	(0.05)

	(49)	(0.32)
Income tax effects on the above	19	0.13
Other income tax corrections (6)	5	0.03

	(25)	(0.16)

Other restatement items, before tax:
Interest expense (7)	7	0.05	(4)	(0.03)	(2)	(0.01)
Insurance recoveries (8)	(6)	(0.04)	5	0.03
European benefit plan costs (9)	13	0.08	(3)	(0.02)	(3)	(0.02)
Intercompany accounts (10)	13	0.08
Inventory reserves (11)	(9)	(0.06)
Accrual estimates (12)	(9)	(0.06)			2	0.01
Other items	(5)	(0.03)	1	0.01	(1)	(0.01)

	4	0.02	(1)	(0.01)	(4)	(0.03)
Income tax effects on the above	(2)	(0.01)			2	0.01
Other income tax corrections (13)	(6)	(0.04)	(3)	(0.02)	14	0.10

	(4)	(0.03)	(4)	(0.03)	12	0.08

Discontinued operations, after tax(14)	9	0.06	10	0.07	17	0.11

Net income, as restated	$62	$0.41	$228	$1.53	$(153)	$(1.03)

(1)	The company inappropriately capitalized cost overruns at certain plants in anticipation of recovery from customers or suppliers. However, these claims were not supported by contractual arrangements so this adjustment expenses the costs in the period incurred.

(2)	The company recorded income for cash received on asset sales before the title to the assets transferred and did not defer a portion of the revenue for other asset sales with a leaseback. This adjustment defers gain recognition until the asset is transferred and defers income for the related leaseback of an asset over the life of the lease. The impact was to reduce 2004 net income by $5 and earnings per share by $.03.

(3)	This adjustment increases cost of sales to accrue our liability for contractual obligations to suppliers which were not previously recorded.

(4)	Primarily to (i) accrue for 2004 employee bonus obligations that were inappropriately expensed in 2005, (ii) reverse an incorrect reduction in a probable liability for a legal matter and (iii) increase an environmental liability for an error in the original estimate provided by a consultant that excluded certain required costs. The impact was to reduce net income by $5 and earnings per share by $.03.

(5)	To correct the LIFO index calculation at the end of 2004 which had not properly included material surcharges capitalized into inventory which had the effect of reducing year end 2004 inventory and net income. The impact was to reduce 2004 net income by $11 and earnings per share by $.07.

(6)	To record a reduction to tax liabilities which had not been properly eliminated in connection with a subsidiary stock sale.

(7)	For periods prior to the third quarter of 2004, the company under accrued interest expense associated with the accounts receivable securitization program. This adjustment reflects the interest expense in the period it was payable.

(8)	The company had received insurance proceeds, a portion of which included settlement of the insurer’s exposure to liability for future asbestos claims. The company had not otherwise recorded a liability for future claims because the amount could not be reasonably estimated pursuant to SFAS No. 5. Such amounts were inappropriately recognized in income in 2004. This adjustment records the insurance recovery in the periods in which the company recognized asbestos claims to which they relate and defers that portion related to future claims for which the company has not recorded a liability. The impact was to decrease 2004 net income by $4 and earnings per share by $.03.

(9)	During 2004, the company inappropriately recorded expense to correct an understatement of its pension liability at two international locations. This adjustment reverses that 2004 expense and records the expense in the period the related benefits were earned by the employees. The impact was to increase 2004 net income by $8 and earnings per share by $.05.

(10)	For periods prior to 2004 the company had not appropriately reconciled certain of its intercompany accounts. This adjustment reverses the 2004 expense to adjust the accounts and records the expense in the period the intercompany out-of-balance positions arose. The impact was to increase 2004 net income by $8 and earnings per share by $.05.

(11)	To increase costs of sales and adjust the allowance for slow moving and obsolete inventory in the appropriate period. The impact was to reduce 2004 net income by $5 and earnings per share by $.03.

(12)	During 2004, the company reduced its warranty liability. However, the accrual should have been reduced in an earlier period based on information available at the earlier date. This adjustment reflects that expense in the period the circumstances changed. The impact was to reduce 2004 net income by $5 and earnings per share by $.03.

(13)	In 2004, the company began to recognize deferred tax effects for state income taxes. A portion of this adjustment reverses the $14 effect from 2004 and records the amount in appropriate prior periods. Also reflected in this adjustment are valuation allowances and tax reserves recorded in 2004 that relate to prior periods. In 2003, the increased expense is primarily to record deferred state income tax expense in the proper period. The 2002 reduction in tax expense is primarily to reverse tax asset write-offs recorded in 2002 which should have been recorded in prior periods.

(14)	During 2004, 2003, and 2002, the company inappropriately recorded expense to adjust reserves for sales returns, warranty and excess inventory. These amounts related to prior periods. This adjustment reverses the expense in these years and reflects the expense in the periods to which they relate. Additional income in 2004 relates to a lower loss on sale of the discontinued operations in 2004. The smaller loss is attributable to a lower basis in the net assets sold resulting from the cumulative effect of earlier adjustments.

CONSOLIDATED BALANCE SHEET
In millions, except par value

	December 31		December 31
	2004		2003
	As		As
	Originally	As	Originally	As
Assets	Reported	Restated	Reported	Restated

Current assets
Cash and cash equivalents	$634	$634	$731	$731
Accounts receivable
Trade, less allowance for doubtful accounts of $37 — 2004 and $38 — 2003	1,266	1,254	1,048	1,047
Other	444	437	326	294
Inventories	907	898	743	752
Assets of discontinued operations			1,254	1,242
Other current assets	217	200	431	317

Total current assets	3,468	3,423	4,533	4,383
Goodwill	593	593	558	558
Investments and other assets	2,552	2,551	1,694	1,693
Investments in leases	281	281	622	622
Property, plant and equipment, net	2,153	2,171	2,210	2,229

Total assets	$9,047	$9,019	$9,617	$9,485

Liabilities and Shareholders’ Equity

Current liabilities
Notes payable, including current portion of long-term debt	$155	$155	$493	$493
Accounts payable	1,317	1,330	1,076	1,076
Accrued payroll and employee benefits	429	378	399	296
Liabilities of discontinued operations			307	278
Other accrued liabilities	584	611	529	523
Taxes on income	204	199	161	165

Total current liabilities	2,689	2,673	2,965	2,831
Deferred employee benefits and other noncurrent liabilities	1,746	1,759	1,901	1,903
Long-term debt	2,054	2,054	2,605	2,605
Minority interest in consolidated subsidiaries	123	122	96	96

Total liabilities	6,612	6,608	7,567	7,435

Shareholders’ equity
Common stock, $1 par value, shares authorized, 350; shares issued, 150 — 2004, 149 — 2003	150	150	149	149
Additional paid-in capital	190	190	171	171
Retained earnings	2,500	2,479	2,491	2,490
Accumulated other comprehensive loss	(405)	(408)	(761)	(760)

Total shareholders’ equity	2,435	2,411	2,050	2,050

Total liabilities and shareholders’ equity	$9,047	$9,019	$9,617	$9,485

CONSOLIDATED STATEMENT OF INCOME
In millions, except per share amounts

	Year Ended December 31
	2004	2004	2003	2003	2002	2002
	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$9,056	$9,048	$7,918	$7,918	$7,501	$7,507
Revenue from lease financing	22	22	46	46	85	85
Other income (expense), net	(88)	(98)	103	112	103	103

	8,990	8,972	8,067	8,076	7,689	7,695

Costs and expenses
Cost of sales	8,333	8,372	7,245	7,249	6,804	6,826
Selling, general and administrative expenses	504	498	520	522	582	563
Realignment charges	72	72		0	158	163
Interest expense	217	210	221	225	259	261

	9,126	9,152	7,986	7,996	7,803	7,813

Income (loss) before income taxes	(136)	(180)	81	80	(114)	(118)
Income tax benefit	196	212	49	46	78	94
Minority interest	(8)	(7)	(7)	(7)	(13)	(13)
Equity in earnings of affiliates	43	41	52	52	55	55

Income from continuing operations	95	66	175	171	6	18

Income from discontinued operations before income taxes	14	20	80	97	73	100
Income tax expense of discontinued operations	(27)	(24)	(33)	(40)	(41)	(51)

Income (loss) from discontinued operations	(13)	(4)	47	57	32	49

Income before effect of change in accounting	82	62	222	228	38	67
Effect of change in accounting					(220)	(220)

Net income (loss)	$82	$62	$222	$228	$(182)	$(153)

Basic earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.64	$0.44	$1.17	$1.15	$0.04	$0.12
Income (loss) from discontinued operations	(0.09)	(.03)	0.32	0.39	0.22	0.32
Effect of change in accounting					(1.49)	(1.48)

Net income (loss)	$0.55	$0.41	$1.49	$1.54	$(1.23)	$(1.04)

Diluted earnings (loss) per common share

Income from continuing operations before effect of change in accounting	$0.63	$0.44	$1.17	$1.14	$0.04	$0.12
Income (loss) from discontinued operations	(0.09)	(.03)	0.32	0.39	0.22	0.32
Effect of change in accounting					(1.48)	(1.47)

Net income (loss)	$0.54	$0.41	$1.49	$1.53	$(1.22)	$(1.03)

Cash dividends declared and paid per common share	$0.48	$0.48	$0.09	$0.09	$0.04	$0.04

Average shares outstanding — Basic	149	149	148	148	148	148

Average shares outstanding — Diluted	151	151	149	149	149	149

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
In millions

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002
	As		As		As
	Originally	As	Originally	As	Originally	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash and cash equivalents

- beginning of period	$731	$731	$571	$571	$199	$199

Net cash flows — operating activities	55	73	335	350	521	469

Net cash flows — investing activities	940	916	209	194	525	577

Net cash flows — financing activities	(1,096)	(1,090)	(382)	(382)	(672)	(672)

Net change in cash and cash equivalents	(101)	(101)	162	162	374	374

Net change in cash of discontinued operations	4	4	(2)	(2)	(2)	(2)

Cash and cash equivalents

- end of period	$634	$634	$731	$731	$571	$571

     The notes accompanying these consolidated financial statements have been revised to reflect the impact of the restatements described in this Note 2.
     Financing Update - As a result of our announcement that we would restate our financial statements, the trustee under our December 1997 Indenture and under our 2004 Indenture notified us on November 4, 2005, that defaults had occurred due to our failure to prepare financial statements for the first and second quarters of 2005 and the year 2004 in accordance with generally accepted accounting principles. We have cured those defaults with the filing of this 2004 Form 10-K/A and the concurrent filing of our Forms 10-Q/A for the first and second quarters of 2005.
     By a notice dated November 25, 2005, an agent for the holders of at least 25% in the aggregate of outstanding notes issued under our 1997 Indenture, notified us that the agent deems our failure to timely file and deliver our Form 10-Q for the quarterly period ended September 30, 2005 (the Third Quarter Report) to be a default and asked us to remedy the default. Subsequently, by notices dated December 1, 2005, the trustee under our 1997 and 2004 Indentures notified us that defaults had occurred due to our failure to timely file and deliver the Third Quarter Report and asked us to remedy the defaults. We expect to file and deliver the Third Quarter Report within the 60-day cure periods provided in the 1997 and 2004 Indentures.
     The lenders under our five-year bank facility have waived any default arising from the delayed delivery of our Third Quarter Report. This waiver will expire 56 days following our receipt of the above-described default notices from the trustee under the 1997 and 2004 Indentures, unless we file the Third Quarter Report and deliver a copy to the trustee within this period.
     Failure to file the Third Quarter Report within the cure period provided under our 1997 and 2004 Indentures would constitute an event of default under those indentures and under the bank facility. In such event, the trustee or the holders of 25% or more of the outstanding notes under the 1997 and 2004 Indentures would have the right to accelerate the maturity of those notes. In addition, the agent under the bank facility, at the request or with the consent of the lenders holding more than 50% of the amounts drawn, could declare the total amount drawn to be immediately payable.
     During the third quarter of 2005, we determined that it was unlikely that we would be able to comply with the financial covenants in our bank facility, as amended in June 2005, and in the fourth quarter of 2005 we obtained waivers of these financial covenants extending through May 31, 2006. Since non-compliance would trigger cross-acceleration provisions in some of our indenture agreements, under the accounting requirements for debt classification, beginning with the filing of Form 10-Q/A for the period ended June 30, 2005, we have reclassified $1,768 of our long-term debt that is subject to cross-acceleration as debt payable within one year.
     We expect to file and deliver the Third Quarter Report within the applicable cure period and we are in discussions with our bank group about modifications to our bank facility or a successor facility. However, there can be no assurance of the outcome of these matters. If we do not file the Third Quarter Report as anticipated or amend or replace our bank facility as contemplated, and if our lenders were to exercise their rights, we would experience liquidity problems which would have a material adverse effect on the company, unless we obtained additional waivers, forbearance or restructuring of our debt or unless we refinance our debt.
Note 3. Preferred Share Purchase Rights
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
Note 4. Preferred Shares
     We have 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under the Rights Agreement referred to in Note 3. No shares of preferred stock have been issued.
Note 5. Common Shares
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
     The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation:

	2004	2003	2002
Average shares outstanding for the year — basic	148,828,550	148,207,482	148,124,866
Plus: Incremental shares from:
Deferred compensation units	442,337	316,649	579,509
Restricted stock	284,901	136,263	86,252
Stock options	1,148,970	230,990	51,071

Potentially dilutive shares	1,876,208	683,902	716,832

Average shares outstanding for the year — diluted	150,704,758	148,891,384	148,841,698

Note 6. Inventories
     The components of inventory are as follows:

	December 31
	2004	2003
Raw materials	$414	$296
Work in process and finished goods	484	456

	$898	$752

     Inventories amounting to $405 at both December 31, 2004 and 2003 were valued using the LIFO method. If all inventories were valued at replacement cost, inventories would be increased by $120 and $91 at December 31, 2004 and 2003, respectively.

Note 7. Goodwill
     Changes in goodwill during the years ended December 31, 2004 and 2003, by operating segment, are presented in the following table.

	Balance at	Discontinued	Effect of	Balance at
	December 31,	Operations	Currency	December 31,
	2003	Effect	and Other	2004
Automotive Systems Group	$431	$	$32	$463
Heavy Vehicle Technology & Systems Group	125		(2)	123
Other	2		5	7

	$558	$	$35	$593

	Balance at	Discontinued	Effect of	Balance at
	December 31,	Operations	Currency	December 31,
	2002	Effect	and Other	2003
Automotive Systems Group	$418	$	$13	$431
Heavy Vehicle Technology & Systems Group	118		7	125
Automotive Aftermarket Group	30	(32)	2
Other	2			2

	$568	$(32)	$22	$558

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
Note 8. Investments in Equity Affiliates
     Equity Affiliates — At December 31, 2004, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, engine hard parts, wheel-end braking systems, all wheel drive systems and transmissions, supplied to original equipment manufacturers. In addition, DCC had a number of investments in entities, primarily general and limited partnerships and limited liability companies that are largely special purpose entities engaged in financing transactions for the benefit of third parties.

     The principal components of our investments in equity affiliates engaged in manufacturing activities (those with an investment balance exceeding $5) at December 31, 2004 follow.

Investment	Ownership
Allied Ring Corporation	50.0%
Bendix Spicer Foundation Brake LLC	19.8
GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie	30.0
Getrag Corporation of North America	49.0
Getrag Dana Holding GmbH	42.0
Promotora de Industrias Mecanicas, S.A. de C.V.	49.0
Spicer, S.A. de C.V.	48.8
Taiway Ltd.	13.9
     At December 31, 2004, the investment in the affiliates presented above was $675. Our aggregate investment at December 31, 2004 for all affiliates that engage in manufacturing activities was $691.
     Summarized combined financial information for all of our equity affiliates engaged in manufacturing activities follows.

	2004	2003	2002
Statement of Income Information:
Net sales	$2,198	$1,929	$1,724
Gross profit	256	294	306
Net income	$57	$107	$109
Dana’s share of net income	$33	$32	$32
Financial Position Information:
Current assets	$783	$802
Noncurrent assets	1,443	1,255
Current liabilities	752	559
Noncurrent liabilities	481	587
Net worth	$993	$911
Dana’s share of net worth	$690	$589
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
     Variable Interest Entities — Included in the equity affiliates engaged in lease financing activities are certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. In addition, DCC has several leveraged lease investments that qualify as VIEs but are not required to be consolidated under FIN No. 46; accordingly, these leveraged leases have been “deconsolidated” and are now included with other investments in equity affiliates. Lastly, DCC has investments in a number of leveraged leases (through ownership interests in trusts) that qualify as VIEs that are required to be consolidated; accordingly, the classification of these leases in our financial statements has not changed. Following is summarized information relating to these investments as well as equity affiliates that qualify as VIEs:

	December 31
Investment in Equity Affiliates	2004	2003
Lease financing assets	$285	$609

Total assets	$503	$803
Total liabilities	$183	$169

Total net worth	$320	$634

DCC’s share of net worth	$200	$264

Revenue	$66	$71
Total expenses	45	50

Net income	$21	$21

DCC’s share of net income	$10	$13

	December 31
Investment in Leveraged Leases	2004	2003
Total minimum lease payments	$548	$1,443
Residual values	63	91
Nonrecourse debt service	(340)	(994)
Unearned income	(151)	(196)

	120	344

Less — Deferred income taxes	(57)	(234)

Net investment in leveraged leases	$63	$110

DCC’s ownership interest in leases	$31	$56

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
Note 9. Short-Term Debt and Credit Facilities
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
Refer also to Financing Update in Note 2.
Note 10. Long-Term Debt
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
     Selected details of our consolidated long-term debt are as follows:

	December 31
	2004	2003
Indebtedness of Dana, excluding consolidated subsidiaries —
Unsecured notes, fixed rates —
6.5% notes, due March 15, 2008	$150	$150
7.0% notes, due March 15, 2028	164	164
6.5% notes, due March 1, 2009	349	349
7.0% notes, due March 1, 2029	266	266
9.0% notes, due August 15, 2011	115	575
9.0% euro notes, due August 15, 2011	10	250
10.125% notes, due March 15, 2010	74	247
5.85% notes, due January 15, 2015	450
6.25% notes, due March 1, 2004		231
Valuation adjustments	9	65
Indebtedness of DCC —
Unsecured notes, fixed rates, 2.00% — 8.375%, due 2005 to 2011	450	642
Secured notes, due 2007, variable rate of 6.15% at the end of 2004	40	35
Nonrecourse notes, fixed rates, 9.25% — 12.05%, due 2005 to 2016	4	32
Unsecured notes		13
Indebtedness of other consolidated subsidiaries	30	25

Total long-term debt	2,111	3,044
Less: Current maturities	57	439

	$2,054	$2,605

     The total maturities of all long-term debt for the five years after 2004 are as follows: 2005, $57; 2006, $94; 2007, $358; 2008, $154 and 2009, $352.
     Interest paid on short-term and long-term debt was $237 in 2004, $235 in 2003 and $257 in 2002.
     Refer also to Financing Update in Note 2.
Note 11. Interest Rate Agreements
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
Note 12. Stock Incentive Plan
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
     This is a summary of the stock option activity under these two plans in the last three years:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2001	14,940,953	$33.14
Granted — 2002	3,161,850	15.29
Exercised — 2002	(2,589)	20.13
Cancelled — 2002	(590,959)	26.69

Outstanding at December 31, 2002	17,509,255	$30.14
Granted — 2003	2,544,650	8.34
Exercised — 2003	(1,850)	15.33
Cancelled — 2003	(2,581,622)	32.77

Outstanding at December 31, 2003	17,470,433	$26.57
Granted — 2004	2,018,219	22.03
Exercised — 2004	(958,964)	12.13
Cancelled — 2004	(2,351,475)	31.10

Outstanding at December 31, 2004	16,178,213	$26.20

     The following table summarizes information about stock options under these plans at December 31, 2004:

	Outstanding Options
		Weighted		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price
$ 8.34- $18.81	4,505,634	7.9	$12.22	1,698,332	$13.27
20.19- 33.08	7,709,995	5.9	24.44	5,384,245	25.19
37.52- 52.56	3,962,584	3.7	45.54	3,962,359	45.54

	16,178,213	5.9	$26.20	11,044,936	$30.66

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
Note 13. Other Compensation Plans
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
     This is a summary of the stock option activity of the Directors’ plan in the last three years:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2001	183,000	$34.02
Granted — 2002	27,000	21.53

Outstanding at December 31, 2002	210,000	$32.41
Granted — 2003	30,000	8.52
Cancelled — 2003	(9,000)	24.25

Outstanding at December 31, 2003	231,000	$29.63
Cancelled — 2004	(42,000)	33.66

Outstanding at December 31, 2004	189,000	$28.73

     The following table summarizes information about stock options under this plan at December 31, 2004:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life in Years	Price	Options	Price
$8.52 - $21.53	81,000	7.4	$15.56	81,000	$15.56
24.81 - 32.25	69,000	2.6	29.46	69,000	29.46
50.25 - 60.09	39,000	3.8	54.79	39,000	54.79

	189,000	4.9	$28.73	189,000	$28.73

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

Note 14. Employees’ Stock Purchase Plan
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
Note 15. Pension and Other Postretirement Benefits
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

	Pension Benefits				Other Benefits
	2004		2003		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation at January 1	$2,097	$830	$2,172	$648	$1,668	$91	$1,634	$65
Service cost	38	21	36	17	10	3	10	3
Interest cost	128	50	137	40	97	6	108	5
Employee contributions		3		3			11
Plan amendments		4		1			(121)
Actuarial (gain) loss	111	31	(38)	50	4	4	146	2
Benefit payments	(198)	(45)	(210)	(38)	(122)	(6)	(120)	(4)
Settlements, curtailments and terminations	(17)	(6)		(2)	(14)	(1)
Acquisitions and divestitures		(20)		13				5
Translation adjustments		70		98		7		15

Obligation at December 31	$2,159	$938	$2,097	$830	$1,643	$104	$1,668	$91

Accumulated benefit obligation at December 31	$2,146	$868	$2,067	$721

	Pension Benefits
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets
Fair value at January 1	$1,784	$588	$1,662	$465
Actual return on plan assets	233	62	294	53
Acquisitions and divestitures		(19)		2
Employer contributions	196	94	38	34
Employee contributions		3		3
Benefit payments	(198)	(44)	(210)	(39)
Settlements				(2)
Translation adjustments		44		72

Fair value at December 31	$2,015	$728	$1,784	$588

     The following table presents information regarding the funding levels of our defined benefit pension plans:

	December 31
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Fair value of plan assets	$1,305	$529	$770	$4
Accumulated benefit obligation	1,238	509	749	3
Plans with obligations in excess of fair value of plan assets
Accumulated benefit obligation	$908	$359	$1,318	$730
Fair value of plan assets	710	199	1,014	585
     The weighted average asset allocations of our pension plans at December 31 follow:

	U.S.		Non-U.S.
Asset Category	2004	2003	2004
Equity securities	50%	54%	56%
Controlled-risk debt securities	28	37	39
Absolute return strategies investments	8
Cash and short-term securities	14	9	5

Total	100%	100%	100%

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

	Pension Benefits				Other Benefits
	2004		2003		2004				2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.		Non-U.S.		U.S.		Non-U.S.
Funded Status
Balance at December 31	$(145)	$(209)	$(313)	$(240)		$(1,643)		$(104)		$(1,668)		$(91)
Unrecognized transition obligation		1		1				4				3
Unrecognized prior service cost	7	6	11	9		(105)				(117)
Unrecognized loss	453	140	442	132		758		44		808		41

Prepaid expense (accrued cost)	$315	$(62)	$140	$(98)		$(990)		$(56)		$(977)		$(47)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$332	$110	$167	$49	$		$		$		$
Accrued benefit liability	(255)	(182)	(417)	(227)		(990)		(56)		(977)		(47)
Intangible assets	1	3	5	8
Accumulated other comprehensive loss	237	7	385	72

Net amount recognized	$315	$(62)	$140	$(98)		$(990)		$(56)		$(977)		$(47)

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

	Pension Benefits		Other Benefits
Year	U.S.	Non-U.S.	U.S.	Non-U.S.
2005	$200	$46	$121	$6
2006	162	48	122	7
2007	164	50	124	7
2008	166	52	125	7
2009	168	57	126	7
2010-2014	838	329	606	41

	$1,698	$582	$1,224	$75

     Projected contributions to be made to our defined benefit pension plans in 2005 are $41 for our U.S. plans and $43 for our non-U.S. plans.
     Components of net periodic benefit costs for the last three years are as follows:

	Pension Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$38	$21	$36	$17	$45	$17
Interest cost	128	50	137	40	143	36
Expected return on plan assets	(173)	(42)	(183)	(33)	(206)	(32)
Amortization of transition obligation		(1)		(1)
Amortization of prior service cost	4	4	8	2	10	2
Recognized net actuarial loss (gain)	13	6		4	(7)	(2)

Net periodic benefit cost	10	38	(2)	29	(15)	21
Curtailment (gain) loss	2				13
Settlement loss	9	6			2
Termination expenses					7

Net periodic benefit cost after curtailment and settlements	$21	$44	$(2)	$29	$7	$21

	Other Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9	$4	$9	$4	$12	$4
Interest cost	96	6	108	5	101	4
Amortization of prior service cost	(12)		(7)		(4)
Recognized net actuarial loss	38	2	36	2	23	2

Net periodic benefit cost	131	12	146	11	132	10
Curtailment loss			1		3
Settlement gain		(1)
Termination expenses	1

Net periodic benefit cost after curtailment and settlements	$132	$11	$147	$11	$135	$10

     The weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S. Plans
	2004	2003	2002
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	5.00%	5.00%	5.00%

	Non-U.S. Plans
	2004	2003	2002
Discount rate	5.54%	5.63%	5.99%
Expected return on plan assets	6.66%	6.80%	7.06%
Rate of compensation increase	3.46%	3.58%	3.41%
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

Note 16. Income Taxes
     Income tax expense (benefit) applicable to continuing operations consists of the following components:

	Year Ended December 31
	2004	2003	2002
Current
U.S. federal	$52	$(125)	$7
U.S. state and local	(5)		(8)
Non-U.S.	55	98	51

	102	(27)	50

Deferred
U.S. federal and state	(298)	(6)	(128)
Non-U.S.	(16)	(13)	(16)

	(314)	(19)	(144)

Total benefit	$(212)	$(46)	$(94)

     Income (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31
	2004	2003	2002
U.S. operations	$(472)	$(203)	$(244)
Non-U.S. operations	292	283	126

	$(180)	$80	$(118)

     Deferred tax benefits (liabilities) consist of the following:

	December 31
	2004	2003	2002
Postretirement benefits other than pensions	$372	$351	$339
Pension accruals	7	130	196
Postemployment benefits	40	36	36
Other employee benefits	82	37	29
Capital loss carryforward	251	456	368
Net operating loss carryforwards	424	265	220
Foreign tax credits recoverable	108	94	80
Other tax credits recoverable	47	32	15
Inventory reserves	15	26	57
Expense accruals	125	170	251
Goodwill	62	76	109
Research and development costs	128	86	41
Other		95	109

	1,661	1,854	1,850
Valuation allowances	(387)	(609)	(538)

Deferred tax benefits	1,274	1,245	1,312

Leasing activities	(281)	(598)	(636)
Depreciation — non-leasing	(70)	(178)	(214)
Unremitted equity earnings	(12)
Other	(37)

Deferred tax liabilities	(400)	(776)	(850)

Net deferred tax benefits	$874	$469	$462

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

     Included in the $874 of net deferred tax benefits is $756 of U.S. federal and state deferred income taxes. Although Dana has incurred losses in the U.S. during the past four years, we have been profitable on a global basis. Management has determined that future profitability is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected results in 2005 and beyond in the U.S. may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.
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

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. federal	$210	$	20	2023
U.S. state	85	21	Various	2005
Germany	48	23	Unlimited
France	30		Unlimited
U.K.	21	8	Unlimited
Other non-U.S.	30	6	Various	2007

	$424	$58
Capital losses	251	234	Various	2007
Foreign tax credit	108	67	10	2010
Other credits	47		20	2021

	$830	$359

     Our deferred tax asset for worldwide net operating losses is $424. Our valuation allowance for the net operating loss carryforwards of $58 decreased a net $37 in 2004. The decrease was primarily the result of eliminating the valuation allowance on the deferred tax asset related to our French operations. The sustained profits of our French operations over the last several years after successfully implementing their restructuring plans commenced in 2001, as well as the French tax law change that eliminated the carryforward limitation, were sufficient positive evidence to warrant eliminating the valuation allowance previously established.
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
     Dana has not provided for U.S. federal income and non-U.S. withholding taxes on $450 of undistributed earnings from non-U.S. operations as of December 31, 2004 because such earnings are intended to be reinvested indefinitely outside of the U.S. Where excess cash has accumulated in Dana’s non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted. If these earnings were distributed, foreign tax credits may become available under current law to reduce or eliminate the resulting U.S. income tax liability.
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
     We paid income taxes of $43 in 2004 and $63 in 2003 and received net refunds of $86 in 2002.
     The effective income tax rate differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31
	2004	2003	2002
U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(9.4)	(3.1)	(1.8)
Non-U.S. income	(3.5)	(9.3)	(16.0)
Valuation adjustments	(122.1)	54.7	134.8
General business tax credits	(5.5)	(3.2)	(2.2)
Capital gain/loss	50.3	(82.8)	(136.4)
Asset write-off	2.6
Provision for return adjustments	(1.5)
Miscellaneous items	(3.8)	1.6	4.4

Impact of continuing operations on effective rate	(92.9)	(42.1)	(17.2)
Discontinued operations:
State and local income taxes, net of federal income tax benefit	1.6	2.6
Non-U.S. income	2.1	0.8	5.9
U.S. gain on foreign stock sales	9.3
Capital gain/loss	48.0
Valuation adjustments — capital loss carryforward	(48.1)
Valuation adjustments — other	2.8
Miscellaneous items	(4.8)	(0.4)	0.2

Impact of discontinued operations on effective rate	10.9	3.0	6.1

Impact of change in accounting			10.2

Effective income tax rate	(117.0)%	(4.1)%	(35.9)%

Note 17. Composition of Certain Balance Sheet Amounts
     The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31
	2004	2003
Other Current Assets
Deferred tax benefits	$113	$145
Prepaid pension expense	7	110
Other	80	62

	$200	$317

Investments and Other Assets
Investments at equity	$990	$977
Prepaid pension expense	407
Deferred tax benefits	761	324
Amounts recoverable from insurers	24	139
Other	369	253

	$2,551	$1,693

Property, Plant and Equipment, net
Land and improvements to land	$102	$106
Buildings and building fixtures	754	914
Machinery and equipment	3,656	3,506

	4,512	4,526
Less: Accumulated depreciation	2,341	2,297

	$2,171	$2,229

Deferred Employee Benefits and Other Noncurrent Liabilities
Postretirement other than pension	$919	$912
Pension	414	638
Postemployment	113	94
Compensation	43	51
Other noncurrent liabilities	270	208

	$1,759	$1,903

Investments in Leases
Leveraged leases	$287	$588
Direct financing leases	8	70
Property on operating leases, net of accumulated depreciation	1	1
Allowance for credit losses	(12)	(26)

	284	633
Less: Current portion	3	11

	$281	$622

     The components of the net investment in leveraged leases are as follows:

	December 31
	2004	2003
Rentals receivable	$2,312	$4,310
Residual values	248	429
Nonrecourse debt service	(1,905)	(3,622)
Unearned income	(368)	(528)
Deferred investment tax credit		(1)

	287	588
Less: Deferred taxes arising from leverage leases	164	441

	$123	$147

     Total minimum lease payments receivable on operating leases as of December 31, 2004 were not material.

Note 18. Fair Value of Financial Instruments
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
Note 19. Commitments and Contingencies
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

     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the years ended December 31, 2004 and 2003 follow:

	Year
	Ended December 31
	2004	2003
	Restated - See Note 2
Balance, January 1	$82	$126

Amounts accrued for current year sales	30	39
Adjustments of prior accrual estimates	5	(3)
Settlements of warranty claims	(39)	(58)
Effect of discontinued operations		(19)
Impact of divestitures and acquisitions		(7)
Foreign currency translation	2	4

Balance, December 31	$80	$82

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
     Environmental Liabilities — At December 31, 2004, we had accrued $73 for contingent environmental liabilities, compared to $67 at December 31, 2003, with an estimated recovery of $10 from other parties recorded in 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at December 31, 2004 and $6 at December 31, 2003. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
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
Note 20. Acquisitions
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
Note 21. Divestitures
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
     In October 2001, we announced our plans to sell certain of the businesses of DCC. During 2002, we completed the sale of selected businesses and assets, which reduced DCC’s portfolio assets by approximately $500. These sales, along with certain tax benefits, and an impairment charge on an asset being marketed for sale, resulted in a $32 net after-tax gain on DCC divestiture activity. During 2003 and 2004, we continued to sell DCC assets in individually structured transactions and achieved further reductions through normal portfolio runoff. We reduced DCC’s assets in 2004 and 2003 by approximately $520 and $350, respectively, and recognized after-tax gains of $29 and $35.
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
     In November 2004, we completed the sale of our automotive aftermarket businesses to The Cypress Group for approximately $1,000, including cash of $950 and a note with a face amount of $75. In connection with this transaction, we recorded an after-tax loss of $30 in discontinued operations in the fourth quarter of 2004, with additional related after-tax charges of $13 having been reported in discontinued operations previously in 2004. The following note includes information regarding the sales and other financial results reported by our discontinued operations for 2004, 2003 and 2002.
Note 22. Discontinued Operations
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

	2004	2003	2002
Sales	$1,943	$2,151	$2,794
Other income (expense)	(31)	(4)	3
Cost of sales	1,664	1,775	2,315
Selling, general and administrative expenses	217	270	336
Restructuring charges	11	5	46

Income before income taxes	20	97	100
Income tax expense	(24)	(40)	(51)

Income (loss) reported in consolidated statement of income	(4)	57	49
Unusual items, net of tax	43	6	50

Operating PAT in segment table	$39	$63	$99

     The sales of our discontinued operations, while not included in our segment data, were associated with our business units as follows:

	2004	2003	2002
AAG	$1,943	$2,138	$2,380
ASG		13	385
Other			29

	$1,943	$2,151	$2,794

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
     The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2003, consisting only of the amounts related to the automotive aftermarket businesses, included the following:

December 31,
Assets of discontinued operations:
Accounts receivable	$390
Inventories	450
Cash and other current assets	82
Goodwill	32
Property, plant and equipment	288

$1,242

Liabilities of discontinued operations:
Accounts payable	$201
Accrued payroll and employee benefits	26
Other current liabilities	41
Other noncurrent liabilities	10

$278

     In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified.
Note 23. Business Segments
     In the first quarter of 2004, we announced the combination of the Automotive Systems Group (ASG) and the Engine and Fluid Management Group (EFMG) into a single business unit which retained the ASG name. The operations of both the ASG and EFMG produce components primarily for the light vehicle original equipment (OE) manufacturer market. The combination enables their global operations serving these markets to focus resources on their common customers. The consolidation of sales, marketing and similar functions makes it impractical to continue evaluating these units as separate operations. Accordingly, our segments for the year ended December 31, 2004 consist of our business units — the expanded ASG and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and DCC. The segment data for the years ended December 31, 2003 and 2002 has been restated to reflect the combination of ASG and EFMG.
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
     The following table presents sales by product for those products representing more than 10% of consolidated sales.

Product	2004	2003	2002
Axles	$3,899	$3,378	$3,273
Driveshafts	1,246	1,031	985
Structures	1,072	851	737
Sealing products and bearings	872	761	697
Fluid systems	854	833	856
Other	1,105	1,064	959

Total	$9,048	$7,918	$7,507

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
     Information used to evaluate our operating segments — the business units and DCC — and our geographic regions is as follows:

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization
2004
ASG	$6,658	$187	$323	$228	$90	$3,086	$213	$243
HVTSG	2,299	5	161	99	39	670	60	49
DCC				28	28	350
Other	91	62	(248)	(181)	17	13	6	4

Total continuing operations	9,048	254	236	174	174	4,119	279	296
Discontinued operations			66	39	39

Total operations	9,048	254	302	213	213	4,119	279	296
Unusual items excluded from performance measures			(269)	(151)	(151)

Consolidated	$9,048	$254	$33	$62	$62	$4,119	$279	$296

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization
North America	$6,002	$132	$168	$106	$(10)	$2,205	$159	$181
Europe	1,727	103	142	106	71	1,205	67	66
South America	626	212	96	59	47	384	36	29
Asia Pacific	693	54	47	30	13	213	16	19
DCC				28	28	350
Other			(217)	(155)	25	(238)	1	1

Total continuing operations	9,048	501	236	174	174	4,119	279	296
Discontinued operations			66	39	39

Total operations	9,048	501	302	213	213	4,119	279	296
Unusual items excluded from performance measures			(269)	(151)	(151)

Consolidated	$9,048	$501	$33	$62	$62	$4,119	$279	$296

2003
ASG	$5,927	$149	$339	$242	$113	$3,027	$196	$229
HVTSG	1,908	38	132	81	29	611	39	51
DCC				20	20	289
Other	83	65	(218)	(213)	(32)	19	16	5

Total continuing operations	7,918	252	253	130	130	3,946	251	285
Discontinued operations			109	63	63	951

Total operations	7,918	252	362	193	193	4,897	251	285
Unusual items excluded from performance measures			(5)	35	35

Consolidated	$7,918	$252	$357	$228	$228	$4,897	$251	$285

North America	$5,473	$132	$246	$151	$33	$2,188	$150	$179
Europe	1,424	70	97	78	47	1,114	54	60
South America	441	165	70	43	33	284	17	27
Asia Pacific	580	14	61	39	23	173	29	17
DCC				20	20	289
Other			(221)	(201)	(26)	(102)	1	2

Total continuing operations	7,918	381	253	130	130	3,946	251	285
Discontinued operations			109	63	63

Total operations	7,918	381	362	193	193	3,946	251	285
Unusual items excluded from performance measures			(5)	35	35

Consolidated	$7,918	$381	$357	$228	$228	$3,946	$251	$285

		Inter-			Net
	External	Segment		Operating	Profit	Net	Capital	Depreciation/
	Sales	Sales	EBIT	PAT	(Loss)	Assets	Spend	Amortization
2002
ASG	$5,649	$127	$332	$240	$100	$2,789	$178	$238
HVTSG	1,786	56	115	70	20	633	23	53
DCC				26	26	270
Other	72	81	(224)	(234)	(44)	(49)	2	4

Total continuing operations	7,507	264	223	102	102	3,643	203	295
Discontinued operations			181	99	99

Total operations	7,507	264	404	201	201	3,643	203	295
Unusual items excluded from performance measures			(250)	(134)	(134)
Change in accounting				(220)	(220)

Consolidated	$7,507	$264	$154	$(153)	$(153)	$3,643	$203	$295

North America	$5,522	$784	$315	$197	$74	$2,896	$135	$191
Europe	1,213	59	54	53	25	1,080	28	57
South America	361	155	52	32	24	304	12	34
Asia Pacific	411	12	24	16	4	166	27	12
DCC				26	26	270
Other			(222)	(222)	(51)	(1,073)	1	1

Total continuing operations	7,507	1,010	223	102	102	3,643	203	295
Discontinued operations			181	99	99

Total operations	7,507	1,010	404	201	201	3,643	203	295
Unusual items excluded from performance measures			(250)	(134)	(134)
Change in accounting				(220)	(220)

Consolidated	$7,507	$1,010	$154	$(153)	$(153)	$3,643	$203	$295

     Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units. Because the accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations, we have included the corporate expenses and interest expense previously allocated to AAG in Other in the segment tables. These amounts totaled $38, $43, and $36 in 2004, 2003 and 2002, respectively. We believe this avoids distorting the net profit (loss) previously reported for the remaining business units and presents amounts that are indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of our automotive aftermarket business.
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

	2004	2003	2002
EBIT of continuing operations	$236	$253	$223
Restructuring and unusual items — total operations	(269)	(5)	(250)
Restructuring and unusual items — discontinued operations	44	11	79
Interest expense, excluding DCC	(165)	(164)	(177)
Interest income, excluding DCC	12	13	12
DCC pre-tax income	(38)	(28)	(5)

Income (loss) before income taxes	$(180)	$80	$(118)

     Restructuring and unusual items consist of the gains on sales of businesses discussed in Note 21 and the restructuring and other unusual charges discussed in Notes 22 and 24.

	2004		2003				2002
	EBIT	OPAT	EBIT		OPAT		EBIT		OPAT

Sale of automotive aftermarket	$(46)	$(43)	$		$		$		$
Gain on DCC asset sales		35				40				39
Expenses related to DCC asset sales	(10)	(6)		(7)		(5)		(11)		(7)
Repurchase of notes	(157)	(96)		15		9
Realignment and related charges	(76)	(54)						(243)		(163)
Other divestitures and asset sales	20	13		(13)		(9)		4		(3)

Unusual items excluded from performance measures	$(269)	$(151)		$(5)		$35		$(250)		$(134)

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
     Expenses incurred in connection with our restructuring activities are included in the respective business units’ 2003 operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to restructuring. These expenses and credits for 2003 are summarized by business unit in the following table. They are included in Operating PAT and Net Profit (Loss) after applying a 39% tax effect.

	Year Ended December 31, 2004
			Restructuring
	Restructuring	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)
ASG	$17	$(16)	$
HVTSG	1

	$18	$(16)	$—

	Year Ended December 31, 2003
			Restructuring
	Restructuring	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)
ASG	$19	$(10)	$(2)
HVTSG	7	(17)	(2)
Other	3

	$29	$(27)	$(4)

     Equity earnings included in the operating PAT and net profit reported in 2004, 2003 and 2002 were $29, $34, and $38 for ASG and $4, $(2) and $(6) for Other. Equity earnings included for HVTSG were not material. The related equity investments totaled $617, $564 and $473 for ASG, $32, $2, and $2 for HVTSG and $41, $23 and $23 for Other in 2004, 2003 and 2002.
     Net assets at the business unit and regional levels are intended to correlate with invested capital. The amount includes accounts receivable, inventories (on a first-in, first-out basis), prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.
     Net assets differ from consolidated total assets as follows:

	2004	2003	2002
Net assets	$4,119	$3,946	$3,643
Accounts payable and other current liabilities	2,188	1,732	1,612
DCC’s assets in excess of equity	774	1,218	1,501
Other current and long-term assets	1,938	1,347	2,581
Assets of discontinued operations		1,242	178

Consolidated total assets	$9,019	$9,485	$9,515

     Although accounting for discontinued operations does not result in the reclassification of prior balance sheets, our segment reporting excludes the assets of our discontinued operations for all periods presented based on the treatment of these items for internal reporting purposes.
     The differences between operating capital spend and depreciation shown by business unit and region and purchases of property, plant and equipment and depreciation shown on the cash flow statement result from the exclusion from the segment table of the amounts related to discontinued operations and our method of measuring DCC for operating purposes. DCC’s capital spend and depreciation are not included in the operating measures. DCC purchased equipment for lease to our manufacturing operations through 2002 and continues to lease that equipment to the business units. These operating leases have been included in the consolidated statements as purchases of assets and the assets are being depreciated over their useful lives.
     Sales by region are based upon location of the entity recording the sale. Sales from the U.S. amounted to $5,137 in 2004, $4,741 in 2003 and $4,913 in 2002. No other country’s sales exceeded 10% of total sales. U.S. long-lived assets were $1,027 in 2004, $1,096 in 2003 and $1,303 in 2002. No other country’s long-lived assets exceeded 10% of total long-lived assets.
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
Note 24. Realignment of Operations
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
     The following summarizes the restructuring charges and activity for all restructuring programs recorded in the last three years:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2001	$199	$	$53	$252
Activity during the year
Charges to expense	106	20	86	212
Cash payments	(67)		(75)	(142)
Write-off of assets		(20)		(20)
Transfers of balances	(59)			(59)

Balance at December 31, 2002	179	—	64	243
Activity during the year
Charges to expense	11	8	17	36
Adjustments of accruals	(16)		(11)	(27)
Cash payments	(93)		(52)	(145)
Write-off of assets		(8)		(8)

Balance at December 31, 2003	81	—	18	99
Activity during the year
Charges to expense	57	29	28	114
Adjustments of accruals	(17)		(14)	(31)
Cash payments	(66)		(17)	(83)
Write-off of assets		(29)		(29)

Balance at December 31, 2004	$55	$—	$15	$70

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
     Employee terminations relating to the plans within our continuing operations were as follows:

	2004	2003	2002
Total estimated	1,065	251	3,222
Less terminated:
2002			(1,304)
2003		(120)	(1,190)
2004	(100)	(131)	(622)

Balance at December 31, 2004	965	—	106

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

Note 25. Noncash Investing and Financing Activities
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
DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II(a) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

			Trade	Adjustments
			accounts	arising from
			receivable	change in
	Balance at	Amounts	“written off”	currency	Balance at
	beginning of	charged to	net of	exchange rates	end of
	period	income	recoveries	and other items	period
Year ended —
December 31, 2002	$37,862,000	$26,751,000	$(27,332,000)	$2,268,000	$39,549,000
December 31, 2003	39,549,000	7,531,000	(14,223,000)	5,044,000	37,901,000
December 31, 2004	37,901,000	2,388,000	(8,712,000)	4,892,000	36,469,000
SCHEDULE II(b) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING

				Adjustments
				arising from
		Amounts	Amounts	change in
	Balance at	charged	“written off”	currency	Balance at
	beginning of	(credited) to	net of	exchange rates	end of
	period	income(1)	recoveries	and other items	period
Year ended —
December 31, 2002	$31,214,000	$3,739,000	$(1,044,000)	$52,000	$33,961,000
December 31, 2003	33,961,000	126,000	(8,017,000)	49,000	26,119,000
December 31, 2004	26,119,000	(9,871,000)	(1,318,000)	(2,982,000)	11,948,000

(1)	DCC had maintained an allowance for potential losses related to assets held by a partnership interest. The partnership recognized the underlying loss in 2004, resulting in a reduction in the earnings from equity investments recorded by DCC. Concurrently, DCC reduced the allowance for credit losses resulting in no impact on net income.

SCHEDULE II(c) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

	Balance at	Amounts	Reductions due	Balance at
	beginning	charged to	to utilization	end of
	of period	income	or expiration	period
Year ended —
December 31, 2002	$127,600,000	$415,400,000	$(5,300,000)	$537,700,000
December 31, 2003	537,700,000	141,002,000	(69,604,000)	609,098,000
December 31, 2004	609,098,000	82,062,000	(304,657,000)	386,503,000
SCHEDULE II(d) — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR LOAN LOSSES

		Amounts
	Balance at	charged		Write-Off	Balance at
	beginning	(credited)		recoveries	end of
	of period	to income	Write-Off	and other	period
Year ended —
December 31, 2002	$4,225,000	$1,039,000	$(2,337,000)	$477,000	$3,404,000
December 31, 2003	3,404,000		(137,000)		3,267,000
December 31, 2004	3,267,000	(1,728,000)	(1,541,000)	3,002,000	3,000,000
     The following tables present the restated (for the matters described in Note 2 to the consolidated financial statements) and originally reported summary quarterly financial data:

	2004 As Restated				2003 As Restated
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,311	$2,330	$2,114	$2,293	$1,976	$2,012	$1,880	$2,050
Gross profit*	202	217	149	108	176	174	149	170
Net income (loss)
Continuing operations	49	62	54	(99)	$35	$44	$37	$55
Discontinued operations	9	38	(12)	(39)	$9	$6	$26	$16

Net income (loss)	$58	$100	$42	$(138)	$44	$50	$63	$71

Net income (loss) per share
Basic
Continuing operations	$0.33	$0.42	$0.36	$(0.67)	$0.24	$0.30	$0.24	$0.37
Discontinued operations	0.06	0.25	(0.09)	(0.26)	$0.06	$0.04	$0.18	$0.11

Net income (loss)	$0.39	$0.67	$0.27	$(0.93)	$0.30	$0.34	$0.42	$0.48

Fully diluted
Continuing operations	$0.33	$0.41	$0.36	$(0.66)	$0.24	$0.30	$0.24	$0.36
Discontinued operations	0.06	0.25	(0.08)	(0.26)	0.06	0.04	0.18	0.11

Net income (loss)	$0.39	$0.66	$0.28	$(0.92)	$0.30	$0.34	$0.42	$0.47

*	Realignment charges (credits) of $(3), $4 and $5 incurred in the first, second and third quarters of 2004 were considered immaterial for separate reporting in the Statement of Income and were included in Cost of sales. As a result of the realignment charges recorded in the fourth quarter of 2004, these amounts have been included in Realignment charges in the Statement of Income for the year ended December 31, 2004. For consistency, the realignment charges (credits) have not been considered in the calculation of gross profit for any of the quarters in 2004.

	2004 As Originally Reported				2003 As Originally Reported
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,311	$2,331	$2,114	$2,300	$1,976	$2,012	$1,880	$2,050
Gross profit*	203	234	164	122	173	174	144	180
Net income (loss)
Continuing operations	52	75	51	(83)	36	46	37	56
Discontinued operations	13	35	(11)	(50)	5	6	24	12

Net income (loss)	$65	$110	$40	$(133)	$41	$52	$61	$68

Net income (loss) per share
Basic
Continuing operations	$0.35	$0.51	$0.34	$(0.56)	$0.25	$0.31	$0.25	$0.37
Discontinued operations	0.09	0.23	(0.07)	(0.34)	0.03	0.04	0.16	0.08

Net income (loss)	$0.44	$0.74	$0.27	$(0.90)	$0.28	$0.35	$0.41	$0.45

Fully diluted
Continuing operations	$0.34	$0.50	$0.34	$(0.55)	$0.25	$0.31	$0.25	$0.37
Discontinued operations	0.09	0.23	(0.07)	(0.34)	0.03	0.04	0.16	0.08

Net income (loss)	$0.43	$0.73	$0.27	$(0.89)	$0.28	$0.35	$0.41	$0.45

*	Realignment charges (credits) of $(3), $4 and $5 incurred in the first, second and third quarters of 2004 were considered immaterial for separate reporting in the Statement of Income and were included in Cost of sales. As a result of the realignment charges recorded in the fourth quarter of 2004, these amounts have been included in Realignment charges in the Statement of Income for the year ended December 31, 2004. For consistency, the realignment charges (credits) have not been considered in the calculation of gross profit for any of the quarters in 2004.
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
     In the third quarter, we recorded a $13 after-tax gain on the sale of assets to a newly formed joint venture and $7 related to DCC asset sales. We also recognized $5 of realignment charges and $10 of expense related to the divestiture of the majority of our automotive aftermarket businesses, both amounts representing the after-tax effect. The $20 anticipated tax benefit recorded in the previous quarter was reversed in the third quarter based on an updated assessment. These items had an aggregate $20 effect and reduced earnings per share by 13 cents per share.

     In the fourth quarter of 2004, we completed the sale of the majority of our automotive aftermarket businesses and recorded an after-tax loss of $30. A portion of the sale proceeds and cash from the issuance of $450 of notes were used to repurchase notes with a face value of nearly $900. The repurchase resulted in an after-tax loss of $96 after considering valuation adjustment and unamortized debt issuance costs related to the notes. In December, we announced plans to realign our off-highway axle and transmission operations in the U.S. and Europe, to close two facilities in Michigan and to complete the cessation of certain operations in France. These realignment plans resulted in an after-tax charge of $49. In the aggregate, diluted earnings per share was reduced by $1.30 in connection with these transactions.
Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     -None-
Item 9A — Controls and Procedures
     Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
      In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. During the third quarter, management initiated an investigation into the matter, found other incorrect accounting entries related to a customer agreement within the same business unit, and informed the Audit Committee of the Board of Directors of its findings.
     In September 2005, the Audit Committee engaged outside counsel to conduct an independent investigation of the situation. The independent investigation included interviews with nearly one hundred present and former employees with operational and financial management responsibilities for each of the company’s business units.
     The investigations also included a review and assessment of accounting transactions identified through the interviews noted above, and through other work performed by the company and the independent investigators engaged by the Audit Committee. The independent investigators also reviewed and assessed certain items identified as part of the annual audit performed by the company’s independent registered public accounting firm.
     In announcements during October and November 2005, we reported on the preliminary findings of the ongoing management and Audit Committee investigations, including the determination that we would restate our consolidated financial statements for the first and second quarters of 2005 and for years 2002 through 2004.
     The investigations are now complete, and management, under the direction of our CEO and CFO, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based upon this re-evaluation and the investigations described above, and as a result of the material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting (Restated),” management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2004.
     Management’s Report on Internal Control Over Financial Reporting (Restated) — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control — Integrated Framework.”
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. In connection with its assessment of our internal control over financial reporting described above, management has identified the following material weaknesses as of December 31, 2004:
     (1) We did not maintain an effective control environment at our Commercial Vehicle business unit. Specifically, there were inadequate controls to prevent, identify and respond to improper intervention or override of established policies, procedures and controls by management within the Commercial Vehicle business unit. This improper management intervention and override at this business unit allowed the improper recording of certain transactions with respect to asset sale contracts, supplier cost recovery arrangements, and contract pricing changes to achieve accounting results that were not in accordance with GAAP and journal entries which were not appropriately supported or documented. Additionally, financial personnel in the unit failed to report instances of inappropriate conduct and potential financial impropriety to senior financial management outside the unit. This control deficiency affected primarily accounts receivable, accounts payable, accrued liabilities, revenue, other income, and other direct expenses.
     (2) Our financial and accounting organization was not adequate to support our financial accounting and reporting needs. Specifically, lines of communication between our operations and accounting and finance personnel were not adequate to raise issues to the appropriate level of accounting personnel and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. This control deficiency resulted in ineffective controls over the accurate and complete recording of certain customer contract pricing changes and asset sale contracts (both within and outside of the Commercial Vehicle business unit) to ensure they were accounted for in accordance with GAAP. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge contributed to the control deficiencies noted in items 3 and 5 below.
     (3) We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, we failed to identify, analyze, and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities, revenue, and other direct expenses to ensure that they were accurately, completely and properly recorded.
     (4) We did not maintain effective controls over reconciliations of certain financial statement accounts. Specifically, our controls over the preparation, review and monitoring of account reconciliations primarily related to certain inventory, accounts payable, accrued expenses and the related income statement accounts and certain intercompany balances were ineffective to ensure that account balances were accurate and supported with appropriate underlying detail, calculations or other documentation, and that intercompany balances appropriately eliminate.
     (5) We did not maintain effective controls over the valuation of certain inventory and related costs of goods sold. Specifically, we did not maintain effective controls over the computation and review of our LIFO inventory calculation to ensure that appropriate components, such as the impact of steel surcharges, were properly reflected in the calculation.
     Each of the control deficiencies described in items 1 through 5 resulted in the restatement of our annual consolidated financial statements for 2004, and each of these items 1 through 4 resulted in the restatement of each of the interim periods in 2004 and the first and second quarters of 2005, as well as certain adjustments, including audit adjustments, to our third quarter 2005 consolidated financial statements. Each of the control deficiencies described in items 2 through 4 further resulted in the restatement of our annual consolidated financial statements for 2003 and 2002. Additionally, each control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that each of the control deficiencies described in items 1 through 5 constitutes a material weakness.
     In the Original Form 10-K, management concluded that we maintained effective internal control over financial reporting as of December 31, 2004. However, as a result of the restatements described above, management has determined that the above material weaknesses existed as of December 31, 2004. As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control – Integrated Framework” issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.
     Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K/A.
     Plan for Remediation of Material Weaknesses — We believe the steps described below, some of which we have already taken as noted herein, together with others that we plan to take, will remediate the material weaknesses discussed above:
     (i) We are committed to having a strong ethical climate and ensuring that any employee concerned with activity believed to be improper will bring his or her concerns to the prompt attention of management, either directly or anonymously through our Ethics and Compliance Helpline. Toward that end, in 2005, we took the following actions:
•	Within the Commercial Vehicle business unit, we installed a new senior management team, reassigned several controllers, and added support resources to the finance staff in the third quarter of 2005;

•	We enhanced the training program for our Standards of Business Conduct by deploying new training tools to management employees worldwide for reviewing and testing their understanding of the principles contained in the Standards; and

•	To further improve the visibility to management of potential issues, we have begun requiring our division controllers to send copies of the results of their required periodic on-site plant reviews directly to our Chief Accounting Officer and our controllers at all levels to make their quarterly certifications and representations directly to our CEO and CFO, as well as to their immediate supervisors. Copies of these on-site plant review reports and quarterly controller certifications are also being sent to Internal Audit to aid in identifying potential audit issues.

     (ii) To reduce operating management’s ability to effect override through undue influence, we have changed the reporting structure for the controllers in our business units. Rather than reporting to operating management as they have in the past, they now report directly to the finance group headed by our CFO. Consequently, senior financial management is now responsible for hiring, training, performance appraisals, promotions and compensation of all finance people within the company. Over the near term, the cultural aspects of this change will be addressed through more robust communication and interaction within the finance organization through more frequent meetings of our controller groups and enhanced web-based tools designed specifically to address the needs of our finance organization.
     (iii) We have augmented the GAAP training that is regularly part of our periodic controller conferences, webcasts, and outside continuing education programs by updating our special GAAP training course. We held special GAAP training sessions for our financial personnel in Europe in October and November 2005, and we will continue this training in North America, South America, and Asia Pacific in 2006.
     (iv) We have taken or plan to take the following additional steps to improve our internal control over financial reporting:
•	During 2005, we augmented the resources in our corporate accounting department, and in 2006 we will continue to add to the department’s staff and utilize external resources as appropriate;

•	Outside of the corporate accounting department, we will continue to add financial personnel as necessary throughout the company to provide adequate resources with appropriate levels of experience and GAAP knowledge;

•	We are creating centers of excellence for operational finance functions to process transactions which require specialized accounting knowledge, such as the center we established in 2005 for accounting for customer-owned tooling;

•	We will implement a centralized contract administration process for all significant agreements and significant changes to such agreements to be reviewed by experienced financial personnel who will prescribe and monitor the appropriate accounting for the underlying transactions;

•	During 2005, we dedicated human resource personnel to track the training and career paths of our finance personnel and reassess the competency requirements for our key financial positions and our overall financial staffing needs;

•	In 2005, we dedicated information technology (IT) personnel to assist in planning for the future IT needs of our finance function;

•	During 2004 and 2005, we have been deploying account reconciliation software to all of our major facilities to allow for access and review of reconciliations from a central location, and in 2006 we will complete the deployment of this reconciliation software to all locations;

•	We will update our corporate accounting policies in certain areas and use new computer-based training modules to facilitate deployment of this information to our financial people worldwide;

•	As part of the ongoing transformation of our finance function, we will continue to centralize control and responsibility for routine, high-volume accounting activities in shared service centers or with third-party providers; and

•	In 2005, we conducted an independent review of the effectiveness of our internal audit function. As a result of the review, we will broaden the nature and extent of work that our internal audit department performs by increasing the size of the department and enhancing the competency of its people.
     Changes in Internal Control Over Financial Reporting — Our management, with the participation of our CEO and CFO, evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter that have materially affected, or are reasonably likely to materially affect, such internal control. Apart from the ongoing deployment of the account reconciliation software to our major facilities which is described above, management has not identified any changes that occurred during the fourth quarter of 2004 which materially affected, or were reasonably likely to materially affect, Dana’s internal control over financial reporting.
     CEO and CFO Certifications – The Certifications of our CEO and CFO, which are attached as Exhibits 31-A and 31-B to this report, include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by the Certifications.
Item 9B — Other Information
     None

PART III
Item 10 — Directors and Executive Officers of the Registrant
     You can find information about the background and experience of our directors in our 2005 Proxy Statement under “Election of Directors” and information about our executive officers in Part I, Item 1 of this Form 10-K/A. Our 2005 Proxy Statement also contains information about our Audit Committee and the “audit committee financial experts” (as defined by the SEC) under “The Board and Its Committees.”
     Pursuant to Section 16(a) of the Exchange Act, our directors and executive officers are required to file with the SEC initial ownership reports and reports of changes in their ownership of Dana securities. You can find information about compliance with these requirements in our 2005 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance.”
     A commitment to ethical business conduct is a fundamental shared value of our Board, management and employees. Our Standards of Business Conductconstitutes the code of conduct for officers and employees required by the New York Stock Exchange (NYSE) and contains the code of ethics for the Chief Executive Officer and senior financial officers required by the SEC. Our Directors’ Code of Conduct constitutes the code of conduct for directors required by the NYSE. You can find these documents and our Board Governance Principles on our web site at http://www.dana.com/investors.
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

PART IV
Item 15 — Exhibits and Financial Statement Schedules

		10-K/A Pages
(a) The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	38-40
	Consolidated Balance Sheet at December 31, 2003 and 2004 (as restated)	41
	Consolidated Statement of Income for each of the three years in the period ended December 31, 2004 (as restated)	42
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2004 (as restated)	43
	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2004 (as restated)	44
	Notes to Consolidated Financial Statements	45-92
(2)	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	92-93
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
	Unaudited Quarterly Financial Information	93-94
(3)	Exhibits listed in the “Exhibit Index”	103-109

	Exhibits Nos. 10-A through 10-S are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this report

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DANA CORPORATION (Registrant)

Date: December 30, 2005	By:	/s/ Michael L. Debacker

Michael L. DeBacker,
Vice President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: December 30, 2005	/s/ Michael J. Burns

Michael J. Burns, Chairman of the Board and Chief Executive Officer

Date: December 30, 2005	/s/ Robert C. Richter

Robert C. Richter, Chief Financial Officer

Date: December 30, 2005	/s/ Richard J. Dyer

Richard J. Dyer, Chief Accounting Officer

Date: December 30, 2005	* /s/ a.c. baillie

A. C. Baillie, Director

Date: December 30, 2005	* /s/ D. E. Berges

D. E. Berges, Director

Date: December 30, 2005	* /s/ E. M. Carpenter

E. M. Carpenter, Director

Date: December 30, 2005	* /s/ R. M. Gabrys

R. M. Gabrys, Director

Date: December 30, 2005	* /s/ S. G. Gibara

S. G. Gibara, Director

Date: December 30, 2005	* /s/ C. W. Grisé

C. W. Grisé, Director

Date: December 30, 2005	* /s/ J. P. Kelly

J. P. Kelly, Director

Date: December 30, 2005	* /s/ M. R. Marks

M. R. Marks, Director

Date: December 30, 2005	* /s/ R. B. Priory

R. B. Priory, Director

Date: December 30, 2005	* By: /s/ Michael L. Debacker

Michael L. DeBacker, Attorney-in-Fact

EXHIBIT INDEX

No.	Description	Method of Filing
2-A	Stock and Asset Purchase Agreement by and between AAG Opco Corp. and Dana Corporation	Filed by reference to Exhibit 2-A to our Form 10-Q for the quarter ended June 30, 2004

2-A(1)	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. (fka AAG Opco Corp.) and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on November 2, 2004

2-A(2)	Amendment No. 2, dated as of November 30, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 2, 2004

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, adopted April 20, 2004	Filed by reference to Exhibit 3-B to our Form 10-Q for the quarter ended March 31, 2004

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C.	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997

4-C(1)	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-C(2)	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-C(3)	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-C(4)	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

No.	Description	Method of Filing
4-D	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying Agent, dated as of December 6, 1999, with respect to DCC’s $500 million medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-E	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-F	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-G	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This Exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-H	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-J	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-K	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-L	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing
4-M	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-N	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-O	Note Agreement dated December 18, 1998, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.48% notes due December 1, 2005, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-P	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-Q	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-R	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and €200 million of 9% Notes due August 15, 2011	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-R(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-R(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-R(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 1, 2004	Filed by reference to Exhibit 4-R(3) to our Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005

4-R(4)	Second Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 6, 2004	Filed by reference to Exhibit 4-R(4) to our Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005

No.	Description	Method of Filing
4-S	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10-1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002

4-S(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002

4-S(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of ex- change securities) for 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002

4-S(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of December 1, 2004	Filed by reference to Exhibit 4-S(3) to our Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005

4-T	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-T(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-T(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 5.85% Notes due January 15, 2015	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

10-A	Additional Compensation Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 12, 2004

10-B	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003

10-B(1)	First Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 10-B(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-B(2)	Second Amendment to Amended and Re- stated Stock Incentive Plan	Filed by reference to Exhibit C to our Proxy Statement dated March 12, 2004

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-C(2)	Second Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002

No.	Description	Method of Filing
10-C(3)	Third Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(3) to our Form 10-K for the fiscal year ended December 31, 2003

10-C(4)	Fourth Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(4) to our Form 10-K for the fiscal year ended December 31, 2003

10-D	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003

10-D(1)	First Amendment to the Dana Director Deferred Fee Plan	Filed by reference to Exhibit 10-D(1) to our Form 10-Q for the quarter ended March 31, 2004

10-D(2)	Second Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 10-D(2) to our Form 10-Q for the quarter ended September 30, 2004

10-E(1)	Employment Agreement between Dana and W.J. Carroll	Filed by reference to Exhibit 10-E(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-E(2)	Employment Agreement between Dana and M.J. Burns	Filed by reference to Exhibit 10-E(2) to our Form 10-K for the fiscal year ended December 31, 2003

10-F	Change of Control Agreement between Dana and M.J. Burns; there are substantially similar agreements between Dana and B.N. Cole, C.F. Heine, J.M. Laisure, R.C. Richter and four other Dana employees	Filed by reference to Exhibit 10-F(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-G	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002

10-G(1)	First Amendment to Supplemental Benefits Plan	Filed by reference to Exhibit 10-H(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-H	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002

10-H(1)	First Amendment to 1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit 10-I(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-I	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-I(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002

No.	Description	Method of Filing
10-J	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

10-K	Change of Control Severance Plan	Filed by reference to Exhibit L to our Form 10-K for the fiscal year ended December 31, 2003

10-K(1)	First Amendment to Change of Control Severance Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on October 25, 2004

10-L	Agreement between Dana and T. McCormack	Filed by reference to Exhibit 10-M to our Form 10-Q for quarter ended March 31, 2004

10-M	Agreement between Dana and W.J. Carroll	Filed by reference to Exhibit 10-N to our Form 10-Q for quarter ended June 30, 2004

10-N	Separation Agreement, General Release and Covenant Not to Sue between Dana and M.A. Franklin	Filed by reference to Exhibit 10-O to our Form 10-Q for quarter ended September 30, 2004

10-O	Agreement between Dana Corporation and B.N. Cole	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 17, 2004

10-P	Form of Award Certificate for Stock Options Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on February 18, 2005

10-Q	Form of Award Certificate for Restricted Stock Granted Under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.2 to our Form 8-K filed on February 18, 2005

10-R	Award Certificate for Restricted Stock Granted to B.N. Cole Under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.3 to our Form 8-K filed on February 18, 2005

10-S	Form of Award Certificate for Performance Stock Awards Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.4 to our Form 8-K filed on February 18, 2005

10-T	Purchase Agreement between Dana Corporation and Banc of America Securities LLC and J.P. Morgan Securities Inc. as of December 7, 2004, relating to $450 million of 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 10, 2004

21	Subsidiaries of Dana	Filed by reference to Exhibit 21 to our Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed by reference to Exhibit 24 to our Form 10-K for the fiscal year ended December 31, 2004, filed on March 9, 2005

No.	Description	Method of Filing
31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report

32	Section 1350 Certifications	Furnished with this Report