Form 10-Q/A
period 2005-03-31
DANA CORP
filed 2005-12-30
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 2)

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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common stock, $1 par value	150,256,100

Explanatory Note
     We are filing this Amendment No. 2 on Form 10-Q/A to Dana Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on May 6, 2005, and subsequently amended by Amendment No. 1 on Form 10-Q/A (to amend certain disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations) which was filed on May 13, 2005 (collectively, the Original Form 10-Q), to reflect the restatements of our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004; our condensed consolidated statements of income and cash flows for the three months ended March 31, 2005 and 2004; and the related notes.
     We reported the decision to restate this information in a Current Report on Form 8-K which was filed with the SEC on October 14, 2005. The decision to restate was based on the findings of internal investigations conducted by Dana’s management and the Audit Committee of our Board of Directors. Part I of this Form 10-Q/A contains more information about these restatements in “Note 2. Restatement of Financial Statements and Financing Update,” which accompanies the condensed consolidated financial statements in Item 1, and more information about the investigations in Item 4.
     Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1, 2 and 4 of Part I and Exhibits 31-A, 31-B and 32, referred to in Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the restatements. Also reflected in this Form 10-Q/A are the change in accounting principle discussed in Note 16 and the items described in the Financing Update in Note 2 to the condensed consolidated financial statements included herein. No other information in the Original Form 10-Q is amended hereby. This Form 10-Q/A has been repaginated and references to “Form 10-Q” and “Form 10-K” have been revised to refer to “Form 10-Q/A” and “Form 10-K/A,” as applicable.
     Except for the amended information referred to above, this Form 10-Q/A continues to speak as of May 6, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (2004 Form 10-K/A) and our amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2005, which are being filed concurrently with this Form 10-Q/A, and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-Q.

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	March 31, 2005	December 31, 2004
	Restated – See Note 2
Assets
Current assets
Cash and cash equivalents	$590	$634
Accounts receivable
Trade	1,468	1,254
Other	372	437
Inventories
Raw materials	478	414
Work in process and finished goods	487	484
Other current assets	321	200

Total current assets	3,716	3,423
Property, plant and equipment, net	2,120	2,171
Investments in leases	277	281
Investments and other assets	3,032	3,144

Total assets	$9,145	$9,019

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$305	$155
Accounts payable	1,426	1,330
Other current liabilities	1,221	1,188

Total current liabilities	2,952	2,673
Long-term debt	2,045	2,054
Deferred employee benefits and other noncurrent liabilities	1,689	1,759
Minority interest in consolidated subsidiaries	124	122
Shareholders’ equity	2,335	2,411

Total liabilities and shareholders’ equity	$9,145	$9,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
	Restated – See Note 2
Net sales	$2,484	$2,311
Revenue from lease financing and other income	34	14

	2,518	2,325

Costs and expenses
Cost of sales	2,337	2,109
Selling, general and administrative expenses	138	131
Interest expense	42	52

	2,517	2,292

Income before income taxes	1	33
Income tax benefit	5	4
Minority interest	(3)	(3)
Equity in earnings of affiliates	9	15

Income from continuing operations	12	49
Income from discontinued operations, net of tax		9

Income before effect of change in accounting	12	58
Effect of change in accounting — See Note 16	4

Net Income	$16	$58

Basic earnings per common share
Income from continuing operations	$0.08	$0.33
Discontinued operations		0.06
Effect of change in accounting	0.03

Net income	$0.11	$0.39

Diluted earnings per common share
Income from continuing operations	$0.08	$0.33
Income from discontinued operations		0.06
Effect of change in accounting	0.03

Net income	$0.11	$0.39

Cash dividends declared and paid per common share	$0.12	$0.12

Average shares outstanding — Basic	149	148

Average shares outstanding — Diluted	151	150

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	March 31,
	2005	2004
	Restated – See Note 2
Net income	$16	$58
Depreciation and amortization	83	93
Gain on divestitures and asset sales	(1)	(4)
Working capital increase	(266)	(212)
Other	(44)	(1)

Net cash flows — operating activities	(212)	(66)

Purchases of property, plant and equipment	(60)	(77)
Payments received on leases and loans	4	4
Asset sales	35	103
Payments from partnerships	63	8
Other	1	(5)

Net cash flows — investing activities	43	33

Net change in short-term debt	164	115
Payments on long-term debt	(20)	(259)
Proceeds from long-term debt		5
Dividends paid	(18)	(18)
Other	(1)	5

Net cash flows — financing activities	125	(152)

Net change in cash and cash equivalents	(44)	(185)
Cash and cash equivalents — beginning of period	634	731

Cash and cash equivalents — end of period	$590	$546

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share amounts)
Note 1. Basis of Presentation
     In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2004 to conform to the 2005 presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Form 10-K/A.
     As indicated in the Original Form 10-Q, the results of operations for the quarter ended March 31, 2004 were restated, as required, in connection with the adoption in the third quarter of 2004 of Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The adoption resulted in a $68 decrease in our accumulated postretirement benefit obligation and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to postretirement benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income for the three months ended March 31, 2004 by $2 and diluted earnings per share by $0.01.
Note 2. Restatement of Financial Statements and Financing Update
     In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. During the third quarter, management initiated an investigation into the matter, found other incorrect accounting entries related to a customer agreement within the same business unit, and informed the Audit Committee of the Board of Directors of its findings. In September 2005, the Audit Committee engaged outside counsel to conduct an independent investigation of the situation. The independent investigation included interviews with nearly one hundred present and former employees with operational and financial management responsibilities for each of the company’s business units. The investigations also included a review and assessment of accounting transactions identified through the interviews noted above, and through other work performed by the company and the independent investigators engaged by the Audit Committee. The independent investigators also reviewed and assessed certain items identified as part of the annual audit performed by our independent public registered accounting firm. In announcements during October and November 2005, we reported on the preliminary findings of the ongoing management and Audit Committee investigations, including the determination that we would restate our consolidated financial statements for the first and second quarters of 2005 and for years 2002 through 2004.
      Summarized below are other restatement effects that are unrelated to the above investigations. The years prior to 2004 required restatement as a result of amounts that were recorded in 2004 that were attributable to earlier periods. Other restatement effects in the following table also include differences that were identified during audits of the company and stand alone audits of businesses to be sold. We had determined that these items were individually and in the aggregate immaterial to the financial statements. In conjunction with the restatements, we corrected these items by recording them in the periods to which they were attributable. These other restatement items affected the timing of reported income, but, since they had previously been recorded, did not significantly affect the cumulative income over the periods restated.
     As a result of the restatement, originally reported net income before effect of change in accounting was reduced by $6 ($.04 per share) and $7 ($.04 per share) for the three months ended March 31, 2005 and 2004, respectively.

     The following table reconciles the net income and earnings per share as originally reported to amounts as restated for applicable periods.

	Three Months Ended March 31,
	2005		2004
	Amount	EPS	Amount	EPS
Net income, as originally reported	$18	$0.12	$65	$0.43

Accounting corrections relating to 2005 investigation, before tax:
Customer pricing (1)	(3)	(0.02)
Cost deferrals (2)	(3)	(0.02)
Payments from suppliers (3)	(2)	(0.01)	(2)	(0.01)
Supplier pricing and charges (4)	(2)	(0.01)
Steel surcharges (5)	(3)	(0.02)
Other, net	(1)	(0.01)	(1)	(0.01)

	(14)	(0.09)	(3)	(0.02)
Income tax effects on the above	5	0.03	1	0.01

	(9)	(0.06)	(2)	(0.01)

Other restatement items, before tax:
Interest expense (6)			(1)	(0.01)
Insurance recoveries (7)			1	0.01
Other, net	3	0.02	(5)	(0.03)

	3	0.02	(5)	(0.03)

Net income, before effect of change in accounting, as restated	$12	$0.08	$58	$0.39

(1)	Primarily, the company inappropriately recognized revenue during the period based on an oral agreement with a customer. This adjustment reverses that revenue and reflects revenue in accordance with contractual terms and company performance. The impact was to reduce net income by $2 and earnings per share by $.01 for the three months ended March 31, 2005.

(2)	The company inappropriately capitalized cost overruns at certain plants in anticipation of recovery from customers or suppliers. However, these claims were not supported by contractual arrangements so this adjustment expenses the costs in the period incurred. The impact was to reduce net income by $2 and earnings per share by $.01 for the three months ended March 31, 2005.

(3)	In 2004, primarily, the company recorded income for cash received on asset sales before the title to the assets transferred and did not defer a portion of the revenue for other asset sales with a leaseback. This adjustment defers gain recognition until the asset is transferred and defers income for the related leaseback of an asset over the life of the lease.

(4)	This adjustment increases cost of sales to accrue our liability for contractual obligations to suppliers which were not previously recorded.

(5)	This entry records a liability and increases inventory for steel surcharges based on the period the product was received. Costs of sales increased as the higher inventory value was sold. These amounts were originally recorded in the period invoiced. The impact was to reduce net income by $2 and earnings per share by $.01 for the three months ended March 31, 2005.

(6)	For periods prior to the third quarter of 2004, the company under accrued interest expense associated with the accounts receivable securitization program. This adjustment reflects the interest expense in the period it was payable.

(7)	The company had received insurance proceeds, a portion of which included settlement of the insurer’s exposure to liability for future asbestos claims. The company had not otherwise recorded a liability for future claims because the amount could not be reasonably estimated pursuant to SFAS No. 5. Such amounts were inappropriately recognized in income in 2004. This adjustment records the insurance recovery in the periods in which the company recognized asbestos claims to which they relate and defers that portion related to future claims for which the company has not recorded a liability.

     The following tables compare the restated condensed consolidated balance sheet, statement of income, and statement of cash flows in this Form 10-Q/A with the corresponding information in the Original Form 10-Q.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	March 31, 2005		December 31, 2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Assets
Current assets
Cash and cash equivalents	$590	$590	$634	$634
Accounts receivable
Trade	1,479	1,468	1,266	1,254
Other	379	372	444	437
Inventories
Raw materials	482	478	416	414
Work in process and finished goods	495	487	491	484
Other current assets	256	321	217	200

Total current assets	3,681	3,716	3,468	3,423
Property, plant and equipment, net	2,106	2,120	2,153	2,171
Investments in leases	277	277	281	281
Investments and other assets	3,025	3,032	3,145	3,144

Total assets	$9,089	$9,145	$9,047	$9,019

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$305	$305	$155	$155
Accounts payable	1,407	1,426	1,317	1,330
Other current liabilities	1,138	1,221	1,217	1,188

Total current liabilities	2,850	2,952	2,689	2,673
Long-term debt	2,045	2,045	2,054	2,054
Deferred employee benefits and other noncurrent liabilities	1,689	1,689	1,746	1,759
Minority interest in consolidated subsidiaries	126	124	123	122
Shareholders’ equity	2,379	2,335	2,435	2,411

Total liabilities and shareholders’ equity	$9,089	$9,145	$9,047	$9,019

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005		2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Net sales	$2,488	$2,484	$2,311	$2,311
Revenue from lease financing and other income	32	34	14	14

	2,520	2,518	2,325	2,325

Costs and expenses
Cost of sales	2,327	2,337	2,105	2,109
Selling, general and administrative expenses	136	138	134	131
Interest expense	43	42	51	52

	2,506	2,517	2,290	2,292

Income before income taxes	14	1	35	33
Income tax benefit		5	3	4
Minority interest	(3)	(3)	(3)	(3)
Equity in earnings of affiliates	7	9	17	15

Income from continuing operations	18	12	52	49
Income from discontinued operations, net of tax			13	9

Income before effect of change in accounting	18	12	65	58
Effect of change in accounting		4

Net Income	$18	$16	$65	$58

Basic earnings per common share
Income from continuing operations	$0.12	$0.08	$0.35	$0.33
Income from discontinued operations			0.09	0.06
Effect of change in accounting		0.03

Net income	$0.12	$0.11	$0.44	$0.39

Diluted earnings per common share
Income from continuing operations	$0.12	$0.08	$0.34	$0.33
Income from discontinued operations			0.09	0.06
Effect of change in accounting		0.03

Net income	$0.12	$0.11	$0.43	$0.39

Cash dividends declared and paid per common share	$0.12	$0.12	$0.12	$0.12

Average shares outstanding — Basic	149	149	148	148

Average shares outstanding — Diluted	151	151	150	150

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Cash and cash equivalents — beginning of period	$634	$634	$731	$731

Net cash flows — operating activities	(203)	(212)	(62)	(66)
Net cash flows — investing activities	34	43	29	33

Net cash flows — financing activities	125	125	(152)	(152)

Net change in cash and cash equivalents	(44)	(44)	(185)	(185)

Cash and cash equivalents — end of period	$590	$590	$546	$546

     The notes accompanying these condensed consolidated financial statements have been revised to reflect the impact of the restatements described in this Note 2.
     Financing Update — As a result of our announcement that we would restate our financial statements, the trustee under our December 1997 Indenture and under our 2004 Indenture notified us on November 4, 2005, that defaults had occurred due to our failure to prepare financial statements for the first and second quarters of 2005 and the year 2004 in accordance with generally accepted accounting principles. We have cured those defaults with the filing of the 2004 Form 10-K/A and the concurrent filing of our Forms 10-Q/A for the first and second quarters of 2005.
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
     During the third quarter of 2005, we determined that it was unlikely that we would be able to comply with the financial covenants in our bank facility, as amended in June 2005, and in the fourth quarter of 2005 we obtained waivers of these financial covenants extending through May 31, 2006. Since non-compliance would trigger cross-acceleration provisions in some of our indenture agreements, under the accounting requirements for debt classification, beginning with the filing of the Form 10-Q/A for the period ended June 30, 2005 we have reclassified $1,768 of our long-term debt that is subject to cross-acceleration as debt payable within one year.
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
Note 3: New Accounting Pronouncement
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
     The impact of adopting SFAS No. 123R on our 2006 earnings is not expected to be significantly different from the pro forma expense included in our 2004 annual report; however, the amount of expense will be affected by the new valuation method, the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price.

Note 4. Common Shares
     The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share.

	Three Months
	Ended March 31,
	2005	2004
Average shares outstanding for the period — basic	149.4	148.3

Plus: Incremental shares from:
Deferred compensation units	0.5	0.4
Restricted stock	0.3	0.3
Stock options	0.5	1.3

Potentially dilutive shares	1.3	2.0

Average shares outstanding for the period — diluted	150.7	150.3

Note 5. Equity-Based Compensation
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

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Stock compensation expense, as reported	$1	$0
Stock option expense, pro forma	3	3

Stock compensation expense, pro forma	$4	$3

Net income, as reported	$16	$58
Net income, pro forma	13	55

Basic earnings per share
Net income, as reported	$0.11	$0.39
Net income, pro forma	0.09	0.37
Diluted earnings per share
Net income, as reported	$0.11	$0.39
Net income, pro forma	0.09	0.37

Note 6. Pension and Other Postretirement Benefits
     As discussed in Note 1, the results of operations for the three months ended March 31, 2004 were restated in connection with the adoption of Staff Position FAS No. 106-2 in the third quarter of 2004. The components of net periodic benefit costs for the three months ended March 31, 2004 in the Other Benefits table below reflect these adjustments.

	Pension Benefits
	Three Months
	Ended March 31,
	2005	2004
Service cost	$13	$15
Interest cost	40	44
Expected return on plan assets	(52)	(54)
Amortization of prior service cost	1	2
Recognized net actuarial loss	6	4

Net periodic benefit cost	$8	$11

	Other Benefits
	Three Months
	Ended March 31,
	2005	2004
Service cost	$3	$3
Interest cost	25	27
Amortization of prior service cost	(3)	(3)
Recognized net actuarial loss	9	11

Net periodic benefit cost	$34	$38

     We made $9 in pension contributions to our defined benefit plans during the three months ended March 31, 2005 and expect to contribute approximately $75 during the last nine months of the year.
Note 7. Comprehensive Income
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
     Our total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Net income	$16	$58
Other comprehensive income (loss):
Deferred translation loss	(60)	(1)
Other	4	(1)

Total comprehensive income (loss)	$(40)	$56

Note 8. Income Taxes
     The effective tax rates for the three-month periods ended March 31, 2005 and 2004 were affected primarily by adjustments to the valuation allowances provided against deferred tax assets related to tax loss carryforwards.
     We recognized tax benefit of $5 for the three months ended March 31, 2005, which differs from the expected expense of less than $1 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $3 reduction in our valuation allowance against deferred tax assets. The adjustment to the valuation allowance was based primarily on our determination that it was more likely than not that a portion of the tax loss carryforward of one of our non-U.S. subsidiaries would be realized within the applicable carryforward period.
     The $4 income tax benefit for the three months ended March 31, 2004 recognized on pre-tax income of $33 differed from an expected expense provision of $12 at a statutory tax rate of 35%. The primary reason for this difference was a $12 reduction in the valuation allowance against deferred tax assets, as we determined that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with the sale of Dana Credit Corporation (DCC) assets.
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
     Deferred tax assets at March 31, 2005, net of valuation allowances, approximated $1,001, including $856 of U.S. federal and state deferred income taxes. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryover, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other post-employment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that realization is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected results in 2005 or the inability to project such results in the U.S. beyond 2005 may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.
Note 9. Business Segments
     Our segments for the first quarter of 2005 consist of our business units — the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and DCC.
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

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended March 31,

		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2005
ASG	$1,810	$37	$59	$41	$5
HVTSG	666	1	31	18	1
DCC				6	6
Other	8	14	(66)	(54)	(1)

Total operations	2,484	52	24	11	11
Unusual items excluded from performance measures				1	1
Effect of change in accounting				4	4

Consolidated	$2,484	$52	$24	$16	$16

North America	$1,582	$30	$14	$7	$(22)
Europe	516	34	36	25	15
South America	209	59	23	14	10
Asia Pacific	177	13	12	8	4
DCC				6	6
Other			(61)	(49)	(2)

Total operations	2,484	136	24	11	11
Unusual items excluded from performance measures				1	1
Effect of change in accounting				4	4

Consolidated	$2,484	$136	$24	$16	$16

2004
ASG	$1,712	$45	$100	$70	$38
HVTSG	573	1	38	23	9
DCC				7	7
Other	26	16	(56)	(53)	(7)

Total continuing operations	2,311	62	82	47	47
Discontinued operations			20	9	9

Total operations	2,311	62	102	56	56
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$62	$101	$58	$58

North America	$1,594	$36	$78	$51	$22
Europe	427	25	28	21	13
South America	130	44	18	11	9
Asia Pacific	160	6	10	7	3
DCC				7	7
Other			(52)	(50)	(7)

Total continuing operations	2,311	111	82	47	47
Discontinued operations			20	9	9

Total operations	2,311	111	102	56	56
Unusual items excluded from performance measures			(1)	2	2

Consolidated	$2,311	$111	$101	$58	$58

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

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
EBIT from continuing operations	$24	$82
Unusual items excluded from performance measures		(1)
Interest expense, excluding DCC	(33)	(39)
Interest income, excluding DCC	7	2
DCC pre-tax income (loss)	3	(11)

Income before income taxes	$1	$33

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

	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	EBIT	OPAT	EBIT	OPAT
Expenses related to DCC asset sales	$—	$—	$(1)	$—
Gain on DCC asset sales	—	1	—	2

	$—	$1	$(1)	$2

     The gains and losses recorded by DCC are not presented as Unusual items excluded from performance measures in the preceding EBIT reconciliation table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the table.
Note 10. Discontinued Operations
     In December 2003, we announced our intention to sell substantially all of our Automotive Aftermarket Group (AAG). These operations comprise the discontinued operations reported in our financial statements for the period ended March 31, 2004. The $9 of income of discontinued operations consisted of pre-tax income of $20 and tax expense of $11. The sale of these operations was completed in November 2004 and had no impact on income for the three months ended March 31, 2005.
Note 11. Cash Deposits
     At March 31, 2005, we maintained cash deposits of $94 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. A total of $89 of the deposits may not be withdrawn.
Note 12. Goodwill
     The changes in goodwill during the three months ended March 31, 2005, by segment, were as follows:

	Balance at	Effect of	Balance at
	December 31,	Currency	March 31,
	2004	and Other	2005
ASG	$454	$(8)	$446
HVTSG	123	(1)	122
Other	16		16

	$593	$(9)	$584

     Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

Note 13. Restructuring of Operations
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
Note 14. Contingencies
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
     Other Product Liabilities — We had accrued $9 for contingent non-asbestos product liability costs at March 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both March 31, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.

     Environmental Liabilities — We had accrued $68 for contingent environmental liabilities at March 31, 2005, compared to $73 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at both March 31, 2005 and December 31, 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
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
Note 15. Financing Agreements
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
     Refer also to Financing Update in Note 2.
Note 16. Warranty Obligations
     We record a liability for estimated warranty obligations at the date products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three months ended March 31, 2005 and 2004 follow.

	Three Months
	Ended March 31,
	2005	2004
	(Restated)	(Restated)
Balance, beginning of period	$80	$82
Amounts accrued for current period sales	8	8
Adjustments of prior accrual estimates		1
Change in accounting	(6)
Settlements of warranty claims	(9)	(10)
Foreign currency translation	(1)

Balance, end of period	$72	$81

     In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer, to accounting for warranty liabilities based on our costs to settle the warranty claim. Management believes that this is a change to a preferable method. The change in method of accounting was made to more accurately reflect the cost of settling the warranty liability. In accordance with generally accepted accounting principles, the $4 after-tax cumulative effect of the change is effective as of January 1, 2005 and the financial statements for the three months ended March 31, 2005 have been restated to reflect this change. The impact of the accounting change was not material to the first quarter results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollars in millions
Restatement
     As discussed more fully in Note 2 to the consolidated financial statements in Item 1 of Part I, we have restated our previously reported consolidated financial statements for the first and second quarters of 2005 and for the year 2004.
     This discussion and analysis (MD&A) should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report and our 2004 Form 10-K/A.
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
     Given the current environment — high gas prices, higher than normal light truck inventories and the erosion of market share of our biggest customers — there is considerable uncertainty surrounding production levels in this market for the remainder of the year.
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
     In our other markets — off highway, European commercial and light vehicles and light vehicles in the Asia Pacific and South American regions — we expect either stable or improving production demand in the remainder of 2005.
Commodity Costs
     Steel and other raw material costs have had a significant impact on our results and those of others in our industry this year. With steel particularly, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004, and these have continued throughout the current year. The surcharges, as well as base prices, which increased over most of 2004, have leveled off in the past two quarters. A frequently used leading indicator for steel cost trends is the Tri-Cities #1 bundles scrap steel price index. Prices on this index more than doubled over the course of 2004 — peaking at $431 per ton in the fourth quarter. At the end of this year’s first quarter, the spot price of scrap steel on this index had declined to $246. The price rose to $269 in early April, but has remained close to that level ever since. With this decline in market scrap prices and some moderation of demand for steel, we are hopeful that steel costs will come down as we move through the year. However, the situation continues to be volatile and uncertain. As such, our forecast for the remainder of the year does not assume a significant drop in steel costs.
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
     For the three months ended March 31, 2005, steel cost surcharges and price increases, net of recoveries from our customers, reduced our net income by approximately $36 as compared to the first quarter of 2004.
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
New Business
     Another major focus for us today is growing our top line — revenue — faster and profitably.
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
Liquidity and Capital Resources
Cash Flows (First Three Months 2005 versus First Three Months 2004)

	Three Months
	Ended March 31,		Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Cash Flows — Operating Activities:
Net income	$16	$58	$(42)
Depreciation and amortization	83	93	(10)
Gains on divestitures and asset sales	(1)	(4)	3
Increase in operating working capital	(266)	(212)	(54)
Other	(44)	(1)	(43)

Net cash flows used in operating activities	$(212)	$(66)	$(146)

     Net income for the first three months of 2005 dropped significantly when compared to the first quarter of 2004 with the effect of steel price increases accounting for $36 of the decline and the divestiture of the automotive aftermarket businesses — accounted for as discontinued operations in 2004 — another $9. Depreciation and amortization was $10 lower in the first quarter of 2005, primarily the result of the recent divestiture of our automotive aftermarket businesses. Working capital increased as seasonal factors pushed trade receivables higher. We also purchased larger amounts of steel as a precaution against shortages and prepared to meet the backlog related to a component shortage, key factors behind the increase in inventory. The Other component in 2005 includes unremitted equity earnings, deferred tax benefits and a decrease in deferred compensation. Overall, cash flows used in operations totaled $212 in the first three months of 2005, a $146 increase from the $66 used in the same period in 2004.

	Three Months
	Ended March 31,
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(60)	$(77)	$17
Payments received on leases and loans	4	4	—
Asset sales	35	103	(68)
Payments from partnerships	63	8	55
Other	1	(5)	6

Net cash flows from investing activities	$43	$33	$10

     Capital spending in the first quarter of 2005 was $17 less than the expenditures made in the comparable period in 2004 as we maintained tight control over expenditures. Proceeds from asset sales were significantly below the $103 generated in the same period in 2004; however, the vast majority of payments received from partnerships represent proceeds from the sale of assets by a DCC investee. Overall, we generated $43 from our investing activities in the first quarter of 2005, slightly more than the $33 generated in the comparable period in 2004.

	Three Months Ended March 31,
	2005	2004	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$164	$115	$49
Payments on long-term debt	(20)	(259)	239
Proceeds from long-term debt		5	(5)
Dividends paid	(18)	(18)	—
Other	(1)	5	(6)

Net cash flows from (used in) financing activities	$125	$(152)	$277

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
     The following table summarizes our fixed cash obligations over various future periods as of March 31, 2005.

	Payments Due by Period
		Less than 1	1 — 3	4 — 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,089	$44	$597	$431	$1,017
Operating Leases	410	78	124	94	114
Unconditional Purchase Obligations	92	85	7
Other Long-Term Liabilities	1,382	211	260	264	647

Total Contractual Cash Obligations	$3,973	$418	$988	$789	$1,778

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
     Other Product Liabilities — We had accrued $9 for contingent non-asbestos product liability costs at March 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both March 31, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
     Environmental Liabilities — We had accrued $68 for contingent environmental liabilities at March 31, 2005, compared to $73 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at both March 31, 2005 and December 31, 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations, and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
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

Critical Accounting Estimates
General
     The preparation of interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. Except as described below, our critical accounting estimates, as described in our 2004 Form 10-K/A, are unchanged.
Change in Stock Option Valuation Method
     As discussed in Note 5, we modified the method used to determine the fair value of stock options in the first quarter of 2005 to the binomial method.
Change in Accounting for Warranty
     As discussed in Note 16, we changed our method for accounting for warranty liabilities from estimating the liability based on the credit issued to the customer, to accounting for warranty liabilities based on our costs to settle the warranty claim.

Results of Operations (First Quarter 2005 versus First Quarter 2004)
     We are organized into two market-focused business units — Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). Accordingly, our segments are our business units and DCC.
     Sales of our continuing operations by region for the first quarter of 2005 and 2004 were as follows:

					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

North America	$1,582	$1,594	$(12)	(1)%	$16		$(28)

Europe	516	427	89	21%	26		63

South America	209	130	79	61%	15		64

Asia Pacific	177	160	17	11%	3	9	5

	$2,484	$2,311	$173	7%	$60	$9	$104

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
     The net decrease in organic sales in North America is due primarily to lower production levels in the light vehicle market. First quarter production of all light vehicles was down approximately 5%. Production in the light truck segment — our primary light-duty market — was down by about 6%. Partially offsetting the sales decline associated with lower light vehicle production were higher production levels in both the medium-duty and heavy-duty commercial vehicle markets. The Class 8 commercial vehicle market in North America experienced an increase in production to approximately 75,000 units in the first quarter of 2005 from 54,000 units in the same period in 2004. While not as significant as in the Class 8 segment, growth in the medium-duty segment was also strong as unit production increased around 14% from the same period last year.
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
Business Unit Sales Analysis

					Dollar Change Due To
	Three Months						Organic
	Ended March 31,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

ASG	$1,810	$1,712	$98	6%	$46	$9	$43

HVTSG	666	573	93	16%	14		79

Other	8	26	(18)	(69)%			(18)

	$2,484	$2,311	$173	7%	$60	$9	$104

     ASG principally serves the light vehicle market, with some driveshaft sales to the commercial vehicle market. The organic sales increase was due primarily to the stronger commercial vehicle market, which experienced higher Class 8 production of about 39% and higher medium-duty production of around 14% in North America and stronger overall light-duty markets in South America and Asia Pacific. This more than offset the lower production levels in ASG’s primary market — the North American light truck market — which was down about 6% compared to the first quarter of last year.
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

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Revenue from lease financing and other income	$34	$14	$20
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

Gross and Operating Margin Analysis	As a Percentage of Sales		Increase /	%
Three Months Ended March 31,	2005	2004	(Decrease)	Change

	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin:
ASG	4.59%	6.43%	(1.84)%	(28.63)%
HVTSG	7.51%	11.52%	(4.01)%	(34.82)%
Consolidated	5.92%	8.74%	(2.82)%	(32.30)%

Selling, general and administrative expenses:
ASG	4.09%	3.91%	0.17%	4.47%
HVTSG	4.95%	5.76%	(0.80)%	(13.96)%
Consolidated	5.56%	5.67%	(0.11)%	(1.99)%

Operating margin:
ASG	0.50%	2.51%	(2.01)%	(80.20)%
HVTSG	2.55%	5.76%	(3.21)%	(55.68)%
Consolidated	0.36%	3.07%	(2.71)%	(88.21)%
     In the ASG, the reduction in gross margins was due mainly to a year-over-year increase in steel costs of $38. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusting for the higher steel costs, ASG’s gross margins in 2005 would have been 6.7%. Although sales were higher, the mix of business, pricing reductions, and inflationary cost increases also negatively impacted 2005 margins. The negative impact to margin from these factors was partially offset by various process cost reduction initiatives from programs like lean manufacturing and Six Sigma.
     HVTSG margins were similarly reduced by higher year-over-year steel costs, net of customer recoveries, of approximately $21. Removing the impact of higher net steel costs, HVTSG gross margins were 10.7%. Additionally, margins were negatively impacted by a component shortage from a principal supplier in March of this year which resulted in reduced shipments of heavy-duty axles and higher operating costs. Absent these two factors, gross margins in HVTSG approximated those of the prior year. Production inefficiencies in our Commercial Vehicle group largely offset the margin improvement otherwise expected on higher sales.
     Consolidated selling, general and administrative (SG&A) expenses of $138 in the first quarter of 2005 were up from $131 in the comparative period in 2004. SG&A expenses within our manufacturing operations remained flat as a percentage of sales. Within the gradual phase-out of our leasing operations, SG&A expenses at DCC were lower, resulting in a lower consolidated SG&A expense as a percent of sales.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income before income taxes	$1	$33	$(32)
     Operating margin was $9 in the first quarter of 2005, down from $71 in the same period in 2004. As discussed previously, gross margins in our two manufacturing business segments were negatively impacted by higher steel cost, net of customer recoveries, of $59. The lower operating margin was partially offset by higher other income of $20 (previously discussed) and by lower interest expense of $10 due primarily to lower overall debt levels.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income tax benefit	$5	$4	$1

     We recognized income tax benefits in the first quarter of both 2005 and 2004 that resulted in net tax provisions that were more favorable than would be expected at the U.S. statutory rate of 35%. The income tax benefit of $5 reported for the first quarter of 2005 was $5 more favorable than the expense expected using a 35% rate. The primary factor generating this additional benefit was the release of $4 of valuation allowances against tax assets resulting from net operating losses of our Japanese subsidiary whose profitability outlook was determined to no longer require any valuation allowance. For the same period in 2004, the income tax benefit of $4 was $16 more favorable than an anticipated expense provision of $12 derived by applying a 35% rate. The most significant favorable impact in 2004 related to utilization of capital loss carryforwards. Since the benefit of capital losses can only be realized by generating capital gains, a valuation allowance was recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is subsequently reduced when transactions generating capital gains occur, or are more likely than not to occur. The estimated annual effective tax rate estimated for interim tax purposes does not include any estimate for the utilization of the capital loss carryforward because we treat qualifying asset sales as discrete events. During the first quarter of 2004, we released $8 of the valuation allowance against our capital loss carryforward due primarily to the sale of certain DCC assets.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Equity in earnings of affiliates	$9	$15	$(6)
     Equity earnings from our two largest equity affiliates were down $6, due primarily to higher costs for steel and other raw materials and lower sales volume.

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
     The financing activities of the first three months of 2005 are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-Q/A.

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures — We maintain controls and procedures designed to ensure that the information disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
     In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. During the third quarter, management initiated an investigation into the matter, corporate management found other incorrect accounting entries related to a customer agreement within the same business unit, and informed the Audit Committee of the Board of Directors of its findings.
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
     The investigations are now complete, and management, under the direction of our CEO and CFO, has re-evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon this re-evaluation and the investigations described above, and as a result of the material weaknesses discussed in Item 9A of our 2004 Form 10-K/A, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of March 31, 2005.
     You can find more information about the investigations, the material weaknesses and their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions that we have taken or are planning to take to remediate the material weaknesses in Item 9A of our 2004 Form 10-K/A, which is incorporated by reference into this Item 4.
     Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. Apart from the ongoing deployment of our account reconciliation software to our major facilities to allow access and review of reconciliations from a central location, discussed in Item 9A of our 2004 Form 10-K/A, there were no changes that occurred during the quarter ended March 31, 2005, that have materially affected or were reasonably likely to materially affect Dana’s internal control over financial reporting.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31-A and 31-B to this report include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4, including the information incorporated by reference to our 2004 Form 10-K/A, for a more complete understanding of the matters covered by the Certifications.
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
     Since our annual report on Form 10-K/A for the year ended December 31, 2004, there have not been any material developments in our previously reported pending litigation and environmental proceedings or any new litigation or environmental proceedings that are required to be reported in this quarterly report.
     You can find more information about our legal proceedings under “Note 14. Contingencies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

DANA CORPORATION

Date: December 30, 2005	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

NO.	DESCRIPTION	METHOD OF FILING
4-T	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

4-T(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T(1) to Amendment No. 1 to our Registration Statement No. 333-123924 on filed April 25, 2005

4-T(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 4T(2) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

10-D(3)	Third Amendment to Director Deferred Fee Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on April 12, 2005

10-U(1)	Sale and Purchase Agreement for the Acquisition of Fifty Percent (50%) of the Registered Capital of Dongfeng Axle Co., Ltd. among Dongfeng Motor Co., Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(1) to our Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005

10-U(2)	Equity Joint Venture Contract between Dongfeng Motor Co., Ltd. and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(2) to our Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005

10-V	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005	Filed by reference to Exhibit 10-V to our Form 10-Q for the quarter ended March 31, 2005, filed on May 6, 2005

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report