Form 10-Q/A
period 2005-06-30
DANA CORP
filed 2005-12-30
CIK 26780

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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-Q/A to Dana Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was originally filed with the Securities and Exchange Commission (the SEC) on July 29, 2005 (the Original Form 10-Q), to reflect the restatements of our condensed consolidated balance sheets at June 30, 2005 and December 31, 2004; our condensed consolidated statements of income for the three months and six months ended June 30, 2005 and 2004 and our condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004; and the related notes.
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
     Although this Form 10-Q/A contains the Original Form 10-Q in its entirety, it amends and restates only Items 1, 2 and 4 of Part I and Exhibits 31-A, 31-B and 32, referred to in Item 6 of Part II of the Original Form 10-Q, in each case solely as a result of and to reflect the restatements. Also reflected in this Form 10-Q/A are the change in accounting principle discussed in Note 16 and the items described in the Financing Update in Note 2 to the condensed consolidated financial statements included herein. No other information in the Original Form 10-Q is amended hereby. This Form 10-Q/A has been repaginated, and references to “Form 10-Q” and “Form 10-K” have been revised to refer to “Form 10-Q/A” and “Form 10-K/A,” as applicable.
     Except for the amended information referred to above, this Form 10-Q/A continues to speak as of July 29, 2005, and we have not updated or modified the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been or will be addressed in our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 (2004 Form 10-K/A) and our amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2005, which are being filed concurrently with this Form 10-Q/A; and/or in other reports filed with the SEC subsequent to the date of the Original Form 10-Q.

DANA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	June 30, 2005	December 31, 2004
	Restated – See Note 2

Assets
Current assets
Cash and cash equivalents	$666	$634
Accounts receivable
Trade	1,460	1,254
Other	284	437
Inventories
Raw materials	355	414
Work in process and finished goods	542	484
Other current assets	383	200

Total current assets	3,690	3,423
Property, plant and equipment, net	2,007	2,171
Investments in leases	246	281
Investments and other assets	3,078	3,144

Total assets	$9,021	$9,019

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$2,177	$155
Accounts payable	1,376	1,330
Other current liabilities	1,155	1,188

Total current liabilities	4,708	2,673
Long-term debt	211	2,054
Deferred employee benefits and other noncurrent liabilities	1,677	1,759
Minority interest in consolidated subsidiaries	130	122
Shareholders’ equity	2,295	2,411

Total liabilities and shareholders’ equity	$9,021	$9,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	Restated – See Note 2		Restated – See Note 2
Net sales	$2,625	$2,330	$5,109	$4,641
Revenue from lease financing and other income	22	21	56	35

	2,647	2,351	5,165	4,676

Costs and expenses
Cost of sales	2,445	2,113	4,782	4,222
Selling, general and administrative expenses	139	123	277	254
Interest expense	41	52	83	104

	2,625	2,288	5,142	4,580

Income before income taxes	22	63	23	96
Income tax benefit (expense)	(1)	(2)	4	2
Minority interest	(3)	(3)	(6)	(6)
Equity in earnings of affiliates	12	4	21	20

Income from continuing operations	30	62	42	112
Income from discontinued operations, net of tax		38		46

Income before effect of change in accounting	30	100	42	158
Effect of change in accounting — See Note 16			4

Net Income	$30	$100	$46	$158

Basic earnings per common share
Income from continuing operations	$0.20	$0.42	$0.28	$0.75
Income from discontinued operations		0.25		0.31
Effect of change in accounting			0.03

Net income	$0.20	$0.67	$0.31	$1.06

Diluted earnings per common share
Income from continuing operations	$0.20	$0.41	$0.28	$0.74
Income from discontinued operations		0.25		0.31
Effect of change in accounting			0.02

Net income	$0.20	$0.66	$0.30	$1.05

Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

Average shares outstanding — Basic	150	149	150	148

Average shares outstanding — Diluted	151	151	151	150

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2005	2004
	Restated - See Note 2
Net income	$46	$158
Depreciation and amortization	163	183
Gain on divestitures and asset sales	(5)	(25)
Working capital increase	(219)	(129)
Deferred taxes	(35)	(41)
Other	(99)	(93)

Net cash flows — operating activities	(149)	53

Purchases of property, plant and equipment	(124)	(141)
Asset sales	137	152
Payments received from partnerships	38	16
Other	(11)	(47)

Net cash flows — investing activities	40	(20)

Net change in short-term debt	225	153
Payments on long-term debt	(45)	(304)
Proceeds from long-term debt		5
Dividends paid	(36)	(36)
Other	(3)	13

Net cash flows — financing activities	141	(169)

Net change in cash and cash equivalents	32	(136)
Net change in cash — discontinued operations		2
Cash and cash equivalents — beginning of period	634	731

Cash and cash equivalents — end of period	$666	$597

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in millions, except per share amounts)
Note 1. Basis of Presentation
     In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2004 to conform to the 2005 presentation. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Form 10-K/A .
     As indicated in the Original Form 10-Q, the results of operations for the three months and six months ended June 30, 2004, were restated, as required, in connection with the adoption in the third quarter of 2004 of Staff Position FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The adoption resulted in a $68 decrease in our accumulated postretirement benefit obligation and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to postretirement benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income for the three months and six months ended June 30, 2004 by $2 and $4, respectively, and diluted earnings per share by $0.01 and $0.02, respectively.
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
     As a result of the restatement, originally reported net income was reduced by $21 ($.14 per share) and $23 ($.16 per share) for the three and six months ended June 30, 2005 respectively. Net income for the three and six months ended June 30, 2004, were reduced by $10 ($.07 per share) and $17 ($.11 per share), respectively.

     The following table reconciles the net income and earnings per share as originally reported to amounts as restated for the applicable periods.

	Three Months Ended June 30				Six Months Ended June 30
	2005		2004		2005		2004
	Amount	EPS	Amount	EPS	Amount	EPS	Amount	EPS
Net income, as originally reported	$51	$0.34	$110	$0.73	$69	$0.46	$175	$1.16

Accounting corrections relating to 2005 investigation, before tax:

Customer pricing (1)	(11)	(0.07)	(1)	(0.01)	(14)	(0.09)	(1)	(0.01)

Cost deferrals (2)	(6)	(0.04)			(9)	(0.06)

Payments from suppliers (3)	1	0.01	(3)	(0.02)	(1)	(0.01)	(5)	(0.03)

Supplier pricing and charges (4)	(2)	(0.01)	(1)		(4)	(0.03)	(1)	(0.01)

Steel surcharges (5)	(4)	(0.03)			(7)	(0.05)

Other, net	(4)	(0.03)	(1)	(0.01)	(5)	(0.03)	(2)	(0.01)

	(26)	(0.17)	(6)	(0.04)	(40)	(0.27)	(9)	(0.06)

Income tax effects on the above	9	0.06	3	0.02	14	0.09	4	0.03

	(17)	(0.11)	(3)	(0.02)	(26)	(0.18)	(5)	(0.03)

Other restatement items, before tax:

Interest expense (6)			(1)	(0.01)			(2)	(0.01)

Inventory reserves (7)			(9)	(0.06)			(9)	(0.06)

Insurance recoveries (8)			2	0.01			3	0.02

Other, net					3	0.02	(5)	(0.03)

			(8)	(0.06)	3	0.02	(13)	(0.08)
Income tax effects on the above			3	0.02			5	0.03
Income tax effects (9)			(2)	(0.01)			(4)	(0.03)

			(7)	(0.05)	3	0.02	(12)	(0.08)

Warranty expenses, after-tax (10)	(4)	(0.03)

Net income, as restated	$30	$0.20	$100	$0.66	$46	$0.30	$158	$1.05

(1)	Primarily, the company inappropriately recognized revenue during the period based on an oral agreement with a customer. This adjustment reverses that revenue and reflects revenue in accordance with contractual terms and company performance. The impact was to reduce net income by $7 and $8 and earnings per share by $.05 and $.06 for the three and six months ended June 30, 2005, respectively.

(2)	The company inappropriately capitalized cost overruns at certain plants in anticipation of recovery from customers or suppliers. However, these claims were not supported by contractual arrangements so this adjustment expenses the costs in the period incurred. The impact was to reduce net income by $4 and $5 and earnings per share by $.03 and $.03 for the three and six months ended June 30, 2005, respectively.

(3)	In 2004, primarily, the company recorded income for cash received on asset sales before the title to the assets transferred and did not defer a portion of the revenue for other asset sales with a leaseback. This adjustment defers gain recognition until the asset is transferred and defers income for the related leaseback of an asset over the life of the lease.

(4)	This adjustment increases cost of sales to accrue our liability for contractual obligations to suppliers which were not previously recorded.

(5)	This entry records a liability and increases inventory for steel surcharges based on the period the product was received. Costs of sales increased as the higher inventory value was sold. These amounts were originally recorded in the period invoiced. The impact was to reduce net income by $2 and $4 and earnings per share by $.01 and $.03 for the three and six months ended June 30, 2005, respectively.

(6)	For periods prior to the third quarter of 2004, the company under accrued interest expense associated with the accounts receivable securitization program. This adjustment reflects the interest expense in the period it was payable.

(7)	To increase costs of sales and adjust the allowance for slow moving and obsolete inventory in the appropriate period. The impact was to reduce net income by $5 and $5 and earnings per share by $.03 and $.03 for the three and six months ended June 30, 2004, respectively.

(8)	The company had received insurance proceeds, a portion of which included settlement of the insurer’s exposure to liability for future asbestos claims. The company had not otherwise recorded a liability for future claims because the amount could not be reasonably estimated pursuant to SFAS No. 5. Such amounts were inappropriately recognized in income in 2004. This adjustment records the insurance recovery in the periods in which the company recognized asbestos claims to which they relate and defers that portion related to future claims for which the company has not recorded a liability.

(9)	Other restatement item tax effects in 2004 include an increase in tax expense to record state deferred income taxes ($1) and a correction to taxes in one of our international subsidiaries ($2).

(10)	To reverse a reduction in warranty expense which was incorrectly recorded in the second quarter of 2005 as a change in estimate. This adjustment reverses that amount in the second quarter to properly record the adjustment as a second quarter change in accounting principle, retroactively applied to January 1, 2005.

     The following is a comparison of the restated condensed consolidated balance sheet, statement of income, and statement of cash flows in this Form 10-Q/A with the corresponding information in the Original Form 10-Q.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(in millions)

	June 30, 2005		December 31, 2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Assets
Current assets
Cash and cash equivalents	$666	$666	$634	$634
Accounts receivable
Trade	1,478	1,460	1,266	1,254
Other	295	284	444	437
Inventories
Raw materials	360	355	416	414
Work in process and finished goods	560	542	491	484
Other current assets	276	383	217	200

Total current assets	3,635	3,690	3,468	3,423
Property, plant and equipment, net	1,998	2,007	2,153	2,171
Investments in leases	246	246	281	281
Investments and other assets	3,037	3,078	3,145	3,144

Total assets	$8,916	$9,021	$9,047	$9,019

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$409	$2,177	$155	$155
Accounts payable	1,356	1,376	1,317	1,330
Other current liabilities	1,006	1,155	1,217	1,188

Total current liabilities	2,771	4,708	2,689	2,673
Long-term debt	1,979	211	2,054	2,054
Deferred employee benefits and other noncurrent liabilities	1,677	1,677	1,746	1,759
Minority interest in consolidated subsidiaries	131	130	123	122
Shareholders’ equity	2,358	2,295	2,435	2,411

Total liabilities and shareholders’ equity	$8,916	$9,021	$9,047	$9,019

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005		2005
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Net sales	$2,632	$2,625	$5,120	$5,109
Revenue from lease financing and other income	25	22	57	56

	2,657	2,647	5,177	5,165

Costs and expenses
Cost of sales	2,428	2,445	4,753	4,782
Selling, general and administrative expenses	136	139	274	277
Interest expense	40	41	83	83

	2,604	2,625	5,110	5,142

Income before income taxes	53	22	67	23
Income tax benefit (expense)	(10)	(1)	(10)	4
Minority interest	(3)	(3)	(6)	(6)
Equity in earnings of affiliates	11	12	18	21

Income before effect of change in accounting	51	30	69	42
Effect of change in accounting				4

Net income	$51	$30	$69	$46

Basic earnings per common share
Income from continuing operations	$0.34	$0.20	$0.46	$0.28
Effect of change in accounting				0.03

Net income	$0.34	$0.20	$0.46	$0.31

Diluted earnings per common share
Income from continuing operations	$0.34	$0.20	$0.46	$0.28
Effect of change in accounting				0.02

Net income	$0.34	$0.20	$0.46	$0.30

Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

Average shares outstanding — Basic	150	150	150	150

Average shares outstanding — Diluted	151	151	151	151

CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004		2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Net sales	$2,331	$2,330	$4,642	$4,641
Revenue from lease financing and other income	25	21	39	35

	2,356	2,351	4,681	4,676

Costs and expenses
Cost of sales	2,101	2,113	4,206	4,222
Selling, general and administrative expenses	124	123	258	254
Interest expense	51	52	102	104

	2,276	2,288	4,566	4,580

Income before income taxes	80	63	115	96
Income tax expense	(6)	(2)	(3)	2
Minority interest	(3)	(3)	(6)	(6)
Equity in earnings of affiliates	4	4	21	20

Income from continuing operations	75	62	127	112
Income from discontinued operations, net of tax	35	38	48	46

Net income	$110	$100	$175	$158

Basic earnings per common share
Income from continuing operations	$0.51	$0.42	$0.86	$0.75
Income from discontinued operations	0.23	0.25	0.32	0.31

Net income	$0.74	$0.67	$1.18	$1.06

Diluted earnings per common share
Income from continuing operations	$0.50	$0.41	$0.84	$0.74
Income from discontinued operations	0.23	0.25	0.32	0.31

Net income	$0.73	$0.66	$1.16	$1.05

Cash dividends declared and paid per common share	$0.12	$0.12	$0.24	$0.24

Average shares outstanding — Basic	149	149	148	148

Average shares outstanding — Diluted	151	151	150	150

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005		2004
	As		As
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
Cash and cash equivalents — beginning of period	$634	$634	$731	$731

Net cash flows — operating activities	(167)	(149)	55	53

Net cash flows — investing activities	58	40	(19)	(20)

Net cash flows — financing activities	141	141	(172)	(169)

Net change in cash and cash equivalents	32	32	(136)	(136)

Net change in cash of discontinued operations			2	2

Cash and cash equivalents — end of period	$666	$666	$597	$597

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
     During the third quarter of 2005, we determined that it was unlikely that we would be able to comply with the financial covenants in our bank facility, as amended in June 2005, and in the fourth quarter of 2005 we obtained waivers of these financial covenants extending through May 31, 2006. Since non-compliance would trigger cross-acceleration provisions in some of our indenture agreements, under the accounting requirements for debt classification, beginning with the filing of the Form 10-Q/A for the period ended June 30, 2005, we have reclassified $1,768 of our long-term debt that is subject to cross-acceleration as debt payable within one year.
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
     The amount of expense will be affected by the valuation method (see Note 5), the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price. However, the impact of adopting SFAS No. 123(R) on our 2006 earnings is not expected to be significantly different from the pro forma expense included in our 2004 Form 10-K/A.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Stock compensation expense, as reported	$1	$1	$2	$1
Stock option expense, pro forma	3	4	6	7

Stock compensation expense, pro forma	$4	$5	$8	$8

Net income, as reported	$30	$100	$46	$158
Net income, pro forma	27	96	40	151

Basic earnings per share
Net income, as reported	$0.20	$0.67	$0.31	$1.06
Net income, pro forma	0.18	0.65	0.27	1.02
Diluted earnings per share
Net income, as reported	$0.20	$0.66	$0.30	$1.05
Net income, pro forma	0.18	0.64	0.27	1.00

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
     Our total comprehensive income (loss) for the three months and six months ended June 30, 2005 and 2004 was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$30	$100	$46	$158
Other comprehensive income (loss):
Deferred translation loss	(58)	(53)	(118)	(54)
Other	1	(1)	5	(2)

Total comprehensive income (loss)	$(27)	$46	$(67)	$102

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

Note 8. Income Taxes
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
     We recognized tax expense of $1 on pre-tax profit of $22 for the three months ended June 30, 2005, which differs from the expected expense of $8 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $15 reduction in our valuation allowance against deferred tax assets related to the capital loss carryforward. During the second quarter, the completion of transactions generating capital gains permitted us to reduce the valuation allowance against the carryforward. The impact of state tax benefits on losses in the United States, combined with the effect of our international operations (which in the aggregate have a lower tax rate than the U.S. operations), reduced tax expense by $4. Increasing tax expense by $11 in the quarter was the reduction in deferred tax assets resulting from enactment of the Ohio tax legislation noted previously and discussed in detail in the following paragraph.
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
     For the six months ended June 30, 2005, tax benefit of $4 on pre-tax income of $23 differed from the amount derived by applying a 35% U.S. federal statutory tax rate by $12. A primary factor in the reduced expense was the above-mentioned $15 adjustment to the valuation allowance against the capital loss carryforward in the second quarter. Lower rates on income from international operations and the state tax effects of losses in the U.S. provided an additional $11 reduction to tax expense. These two factors were partially offset by the $11 charge related to enactment of the new tax legislation in Ohio.
     The $2 of income tax expense recognized on pre-tax income of $63 for the three months ended June 30, 2004 differs significantly from an expected expense provision of $22 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was our determination that it was more likely than not that a portion of our capital loss carryforward would be utilized in connection with certain future sales of Dana Credit Corporation (DCC) assets, which enabled us to reduce our valuation allowance against deferred tax assets by $18. To the extent that asset sales or other transactional activities result in capital gains, the tax liability on the capital gains is offset by the release of a portion of the valuation allowance recorded against the deferred tax asset related to our existing capital loss carryforward. Any tax benefit recognized on this basis is limited to the lower of the expected overall net gain on the transaction or the expected amount of capital loss carryforward valuation allowances to be released in connection with the transaction. The release of the valuation allowance is recognized when sales of assets or other capital gain transactions are determined to be more likely than not to occur. The tax benefits recognized during the three months ended June 30, 2004 on DCC asset sales resulted primarily from applying this accounting treatment to these transactions, which we assessed as more likely than not to be completed. We also benefited from our forecasted utilization of net operating loss carryforwards in certain non-U.S. jurisdictions. For the six months ended June 30, 2004, a $28 reduction in the valuation allowance related to the capital loss carryforward was the primary reason that we recorded a tax benefit of $2 versus an expected provision of $34 derived by applying the 35% U.S. federal statutory tax rate.
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

     Deferred tax assets at June 30, 2005, net of valuation allowances, approximated $1,065, including $905 of U.S. federal and state deferred income taxes. We evaluate the carrying value of deferred tax assets quarterly. Excluding the capital loss carryforward, the most significant portion of our deferred tax assets relates to the tax benefits recorded for U.S.-based other post-employment employee benefits (OPEB) and net operating loss (NOL) carryforwards in the U.S. Although full realization of our deferred tax assets is not assured, based on our current evaluation, we believe that realization is more likely than not achievable through a combination of improved operating results and changes in our business operating model. Failure to achieve expected profitability results in 2005 and beyond in the U.S. may change our assessment regarding the recoverability of these deferred U.S. tax assets and could result in a valuation allowance against such assets.
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

     Information used to evaluate the segments and geographic regions is as follows:

	Three Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2005
ASG	$1,912	$34	$80	$58	$22
HVTSG	706	1	33	21	5
DCC				2	2
Other	7	16	(60)	(50)	2

Total operations	2,625	51	53	31	31
Unusual items excluded from performance measures			9	(1)	(1)

Consolidated	$2,625	$51	$62	$30	$30

North America	$1,629	$30	$3	$3	$(24)
Europe	539	26	51	36	27
South America	245	66	32	20	16
Asia Pacific	212	11	21	13	9
DCC				2	2
Other			(54)	(43)	1

Total operations	2,625	133	53	31	31
Unusual items excluded from performance measures			9	(1)	(1)

Consolidated	$2,625	$133	$62	$30	$30

2004
ASG	$1,720	$47	$105	$70	$38
HVTSG	587	1	47	29	15
DCC				5	5
Other	23	16	(54)	(58)	(12)

Total continuing operations	2,330	64	98	46	46
Discontinued operations			36	21	21

Total operations	2,330	64	134	67	67
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,330	$64	$126	$100	$100

North America	$1,577	$30	$73	$43	$16
Europe	431	26	35	24	17
South America	152	49	27	16	14
Asia Pacific	170	19	12	8	4
DCC				5	5
Other			(49)	(50)	(10)

Total continuing operations	2,330	124	98	46	46
Discontinued operations			36	21	21

Total operations	2,330	124	134	67	67
Unusual items excluded from performance measures			(8)	33	33

Consolidated	$2,330	$124	$126	$100	$100

	Six Months Ended June 30,
		Inter-			Net
	External	Segment		Operating	Profit
	Sales	Sales	EBIT	PAT	(Loss)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
2005
ASG	$3,722	$71	$139	$99	$24
HVTSG	1,372	2	65	39	7
DCC				9	9
Other	15	30	(127)	(104)	3

Total operations	5,109	103	77	43	43
Unusual items excluded from performance measures			9	(1)	(1)
Effect of change in accounting				4	4

Consolidated	$5,109	$103	$86	$46	$46

North America	$3,210	$61	$17	$9	$(50)
Europe	1,055	60	87	61	42
South America	455	125	54	34	26
Asia Pacific	389	25	32	21	12
DCC				9	9
Other			(113)	(91)	4

Total operations	5,109	271	77	43	43
Unusual items excluded from performance measures			9	(1)	(1)
Effect of change in accounting				4	4

Consolidated	$5,109	$271	$86	$46	$46

2004
ASG	$3,431	$93	$205	$139	$76
HVTSG	1,160	2	85	52	24
DCC				12	12
Other	50	32	(110)	(110)	(19)

Total continuing operations	4,641	127	180	93	93
Discontinued operations			57	30	30

Total operations	4,641	127	237	123	123
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,641	$127	$228	$158	$158

North America	$3,171	$66	$151	$94	$38
Europe	858	51	63	45	29
South America	283	94	45	28	23
Asia Pacific	329	25	22	14	7
DCC				12	12
Other			(101)	(102)	(16)

Total continuing operations	4,641	236	180	91	93
Discontinued operations			57	32	30

Total operations	4,641	236	237	123	123
Unusual items excluded from performance measures			(9)	35	35

Consolidated	$4,641	$236	$228	$158	$158

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
EBIT from continuing operations	$53	$98	$77	$180
Unusual items excluded from performance measures
Total operations	9	(8)	9	(9)
Discontinued operations		5		4
Interest expense, excluding DCC	(35)	(40)	(68)	(79)
Interest income, excluding DCC	8	2	15	5
DCC pre-tax income (loss)	(13)	6	(10)	(5)

Income before income taxes	$22	$63	$23	$96

     Our presentation of segment information includes separate reporting of Unusual items excluded from performance measures. These items include, among other things, gains and losses on divestitures and related expenses and restructuring expenses such as severance, lease continuation and asset impairment charges.
     The following table describes the Unusual items excluded from performance measures for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
	EBIT	OPAT	EBIT	OPAT
Expenses related to DCC asset sales	$—	$—	$(4)	$(2)
Charge related to Ohio tax legislation	9	(5)
Anticipated tax benefit related to sale of automotive aftermarket business				20
Charge related to sale of discontinued operations			(4)	(3)
Gain on DCC asset sales		3		18

	$9	$(2)	$(8)	$33

	Six Months Ended				Six Months Ended
	June 30, 2005				June 30, 2004
	EBIT		OPAT		EBIT	OPAT
Expenses related to DCC asset sales	$		$		$(5)	$(3)
Charge related to Ohio tax legislation		9		(5)
Anticipated tax benefit related to sale of automotive aftermarket business						20
Charge related to sale of discontinued operations					(4)	(3)
Gain on DCC asset sales				4		21

		$9		$(1)	$(9)	$35

     See “Note 8. Income Taxes” for a discussion of the charge related to the enactment of new tax legislation in the State of Ohio.
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

Note 10. Discontinued Operations
     In December 2003, we announced our intention to sell substantially all of the former Automotive Aftermarket Group. The divestiture was completed in November 2004. Income from these discontinued operations for the three months and six months ended June 30, 2004 consisted of the following:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2004
Income before taxes	$30	$50
Income tax benefit (expense)	8	(4)

Income from discontinued operations	$38	$46

Note 11. Cash Deposits
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
     Environmental Liabilities – We had accrued $66 for contingent environmental liabilities at June 30, 2005, compared to $73 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at December 31, 2004. The $10 was received in June 2005. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
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
Note 15. Financing Agreements
     Bank Facility and Accounts Receivable Program — On March 4, 2005, we entered into a $400, five-year revolving credit facility maturing March 4, 2010, which replaced the prior credit facility ahead of its November 2005 maturity. The interest rates under this new facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital spend to interest expense; and the ratio of net senior debt to EBITDA with all terms as defined in the five-year revolving credit facility. The facility was amended during June 2005 to modify two of the ratio requirements for the remainder of 2005. Specifically, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA (as defined in the facility) minus capital expenditures to interest expense of not less than 1.25:1 at June 30 and September 30, 2005, 2.25:1 at December 31, 2005 and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 3.25:1 at June 30 and September 30, 2005, 2.75:1 at December 31, 2005 and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. We were in compliance with all ratio requirements at June 30, 2005.
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
     Debt Reclassification — When we amended the bank facility in June 2005, we believed that the financial covenants would be met for the following 12-month period. However, as a result of the restatement of our financial statements and changes in our forecast, although waivers of the financial covenants have been obtained through May 31, 2006, we have determined that it is unlikely that we will be able to comply with the financial covenants in our bank facility effective under the June 2005 amendment for the following 12-month period ending June 30, 2006. Non-compliance would trigger cross-acceleration provisions in some of our indenture agreements. Therefore, under the accounting requirements for debt classification, we have reclassified the portion of our long-term debt that is subject to cross-acceleration as debt payable within one year. The $199 of outstanding notes issued under our August 2001 and March 2002 Indentures and $12 of certain international borrowings continue to be classified as long-term debt.
     Swap Agreements — We are party to two interest rate swap agreements under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with our August 2011 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Our current fixed-for-variable swap agreements have both been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a nominal non-current liability at June 30, 2005, which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized if the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements, which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $9 at June 30, 2005.
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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Balance, beginning of period	$72	$81	$80	$82

Amounts accrued for current period sales	7	8	15	16
Adjustments of prior accrual estimates	(2)	1	(3)	2
Change in accounting			(6)
Settlements of warranty claims	(11)	(10)	(19)	(19)
Foreign currency translation	(1)		(2)	(1)

Balance, end of period	$65	$80	$65	$80

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
     Steel cost surcharges and base price increases, net of recoveries from our customers, reduced our net income by approximately $47 and $85 for the three months and six months ended June 30, 2005, respectively. In 2004, three-month and six-month income from continuing operations was reduced by $9 and $10 and net income by $13 and $15, respectively, with the inclusion of discontinued operations. The impacts of higher steel costs disclosed herein were determined by comparing current pricing to base steel prices in effect at the beginning of 2004. The higher impact of steel cost during the first six months of 2005 included the cost of finalizing contract settlements with certain suppliers.
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

Liquidity and Capital Resources
Cash Flows (First Six Months 2005 versus First Six Months 2004)

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Cash Flows — Operating Activities:
Net income	$46	$158	$(112)
Depreciation and amortization	163	183	(20)
Gains on divestitures and asset sales	(5)	(25)	20
Increase in operating working capital	(219)	(129)	(90)
Deferred taxes	(35)	(41)	6
Other	(99)	(93)	(6)

Net cash flows from (used in) operating activities	$(149)	$53	$(202)

      Overall, operating activities used cash of $149 in the first half of 2005, while $53 was generated in the same period in 2004, a decline of $202.
     Net income for the first half of 2005 dropped significantly when compared to the same period in 2004. The automotive aftermarket businesses – treated as discontinued operations in 2004 – had contributed earnings of $46 in the first half of 2004. The effect of steel price increases accounted for another $75. Depreciation and amortization was $20 lower in the first half of 2005, primarily the result of the divestiture of our automotive aftermarket businesses. Working capital increased as seasonal factors and year-on-year sales growth pushed trade receivables higher. Other is comprised of unremitted equity earnings and a decrease in deferred compensation.
     Our estimate of cash outlays related to realignment activities is approximately $23 for the remainder of 2005. Exclusive of our realignment activities, we expect to reduce working capital by $100 for the year. The actual increase for the first half of 2005 was $219, requiring a $319 decrease in the second half in order to attain our goal. We expect to achieve $200 of the reduction in accounts receivables, as outstanding receivables are expected to decline dramatically from the peak level at June 30 to a seasonal low at December 31. Inventory improvement is anticipated to be $150 as raw and purchased finished component inventories are consumed through production and are not replenished to the same levels.

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(124)	$(141)	$17
Asset sales	137	152	(15)
Payments received from partnerships	38	16	22
Other	(11)	(47)	36

Net cash flows from (used in) investing activities	$40	$(20)	$60

     Capital spending in the first half of 2005 was slightly less than the expenditures made in the comparable period in 2004 as we maintained tight control over expenditures. Proceeds from asset sales were comparable to the same period in 2004. Payments received from partnerships represent distributions related to liquidation of a partnership interest formerly held by DCC.

	Six Months
	Ended June 30,		Dollar
	2005	2004	Change
Cash Flows — Financing Activities:
Net change in short-term debt	$225	$153	$72
Payments on long-term debt	(45)	(304)	259
Proceeds from long-term debt		5	(5)
Dividends paid	(36)	(36)
Other	(3)	13	(16)

Net cash flows from (used in) financing activities	$141	$(169)	$310

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
     Debt Reclassification – When we amended the bank facility in June 2005, we believed that the financial covenants would be met for the following 12-month period. However, as a result of the restatement of our financial statements, although waivers of the financial covenants have been obtained through May 31, 2006, we have determined that it is unlikely that we will be able to comply with the financial covenants in our bank facility effective under the June 2005 amendment for the following 12-month period ending June 30, 2006. Non-compliance would trigger cross-acceleration provisions in some of our indenture agreements. Therefore, under the accounting requirements for debt classification, we have reclassified the portion of our long-term debt that is subject to cross-acceleration as debt payable within one year. The $199 of outstanding notes issued under our August 2001 and March 2002 Indentures and $12 of certain international borrowings continue to be classified as long-term debt.
     Refer also to Financing Update in Note 2.
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
     The following table summarizes our fixed cash obligations over various future periods as of June 30, 2005.

	Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt (as restated)	$2,066	$1,855	$4	$77	$130

Operating Leases	598	87	147	115	249

Unconditional Purchase Obligations	217	193	24

Other Long-Term Liabilities	1,538	220	307	295	716

Total Contractual Cash Obligations	$4,419	$2,355	$482	$487	$1,095

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
     The Other Long-Term Liabilities component includes estimated obligations under our retiree healthcare programs, estimated 2005 contributions to our defined benefit pension plans, and payments under the long-term agreement with IBM for the outsourcing of certain human resource services, which began June 1, 2005.
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
     Other Product Liabilities — We had accrued $9 for contingent non-asbestos product liability costs at June 30, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at June 30, 2005 and December 31, 2004. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
     Environmental Liabilities — We had accrued $66 for contingent environmental liabilities at June 30, 2005, compared to $73 at December 31, 2004, with an estimated recovery of $10 from other parties recorded at December 31, 2004. The $10 was received in June 2005. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are now one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There has been no material change in the facts underlying these estimates to report since December 31, 2004; accordingly our estimated liabilities for each of the site’s three Operable Units at June 30, 2005 are:
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
     Sales of our continuing operations by region for the second quarter of 2005 and 2004 were as follows:

					Dollar Change Due To
	Three Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

North America	$1,629	$1,577	$52	3%	$19		$33

Europe	539	431	108	25%	17		91

South America	245	152	93	61%	28		65

Asia Pacific	212	170	42	25%	9	14	19

	$2,625	$2,330	$295	13%	$73	$14	$208

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
     The organic sales increase in North America is due primarily to the stronger Class 8 commercial vehicle market where production in the second quarter of 2005 approximated 80,000 units, up from 63,000 units in the same period of 2004. A stronger off-highway market also contributed to the higher sales. The strength of these two markets more than offset the effects of slightly lower production levels in the North American light vehicle market which was down around 1% compared to last year’s second quarter — driven by a 3% decline in the light truck segment.
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

Business Unit Sales Analysis

					Dollar Change Due To
	Three Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

ASG	$1,912	$1,720	$192	11%	$62	$14	$116

HVTSG	706	587	119	20%	11		108

Other	7	23	(16)	(70)%			(16)

	$2,625	$2,330	$295	13%	$73	$14	$208

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
Gross and Operating Margin Analysis

Three Months Ended June 30,	As a Percentage of Sales		Increase /	%
	2005	2004	(Decrease)	Change

	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin:
ASG	5.91%	6.98%	(1.07)%	(15.29)%
HVTSG	7.37%	11.93%	(4.56)%	(38.24)%
Consolidated	6.82%	9.31%	(2.49)%	(26.78)%

Selling, general and administrative expenses:
ASG	3.82%	3.90%	(0.08)%	(1.99)%
HVTSG	4.39%	5.45%	(1.06)%	(19.45)%
Consolidated	5.22%	5.28%	(0.06)%	(1.14)%

Operating margin:
ASG	2.09%	3.08%	(0.99)%	(32.11)%
HVTSG	2.97%	6.47%	(3.50)%	(54.05)%
Consolidated	1.60%	4.03%	(2.43)%	(60.34)%
     In the ASG, the reduction in gross margins was due mainly to a year-over-year increase in steel costs of $41. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusting for the higher steel costs, ASG’s gross margins in 2005 would have been 8.1%, slightly improved over 2004. Margin improvement from higher sales and cost savings programs like lean manufacturing more than offset inflationary cost increases and other items.

     HVTSG margins were similarly reduced by higher year-over-year steel costs, net of customer recoveries, of approximately $21, accounting for about 3% of the decline in gross margin. The additional decline in gross margin is due primarily to production inefficiencies due in part to the constraints at our Commercial Vehicle group’s principal North American assembly facility at current volume levels.
     Consolidated selling, general and administrative (SG&A) expenses of $139 in the second quarter of 2005 were up $16 from the comparative period in 2004. Current year SG&A expenses were reduced by $9 in connection with the enactment of the new tax legislation in the State of Ohio (see “Income tax expense”). An increase of $3 resulted from certain operations, reported in 2004 as discontinued, now being included in continuing operations and from consolidation of an operation which was included as an equity affiliate in 2004. In addition, currency translation effects on international expenses accounted for an increase of $3.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income before income taxes	$22	$63	$(41)
     Income before income taxes declined $41 in the second quarter of 2005 compared to the second quarter of 2004. As discussed previously, gross margins in our two manufacturing business segments were negatively impacted by higher steel cost, net of customer recoveries, of $62. The lower operating margin was partially offset by lower interest expense of $11 due primarily to lower overall debt levels.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income tax expense	$(1)	$(2)	$1
     We recognized tax expense of $1 on pre-tax profit of $22 for the three months ended June 30, 2005, which differs from the expected expense of $8 at a U.S. federal statutory tax rate of 35%. The primary reason for this difference was a $15 reduction in our valuation allowance against deferred tax assets relating to capital loss carryforwards. During the second quarter, the completion of transactions generating capital gains permitted us to release valuation allowances against these carryforwards. The impact of state tax benefits on losses in the United States, combined with the effect of international operations which in the aggregate have a lower tax rate than the U.S. operations, reduced the expected tax expenses by $4.
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

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Equity in earnings of affiliates	$12	$4	$8
     Our two largest equity affiliates accounted for $5 of the increase.

Results of Operations (Six Months 2005 versus Six Months 2004)
     Sales of our continuing operations by region for the first six months of 2005 and 2004 were as follows:
Geographical Sales Analysis

	Six Months				Dollar Change Due To
	Ended June 30,						Organic
			Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

North America	$3,210	$3,171	$39	1%	$34		$5

Europe	1,055	858	197	23%	44		153

South America	455	283	172	61%	45		127

Asia Pacific	389	329	60	18%	13	28	19

	$5,109	$4,641	$468	10%	$136	$28	$304

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
Business Unit Sales Analysis

					Dollar Change Due To
	Six Months						Organic
	Ended June 30,		Dollar	%	Currency	Acquisitions/	Change &
	2005	2004	Change	Change	Effects	Divestitures	Other

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

ASG	$3,722	$3,431	$291	8%	$111	$28	$152

HVTSG	1,372	1,160	212	18%	25		187

Other	15	50	(35)	(70)%			(35)

	$5,109	$4,641	$468	10%	$136	$28	$304

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

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Revenue from lease financing and other income	$56	$35	$21
     Revenue from lease financing and other income increased $21 in the first half of 2005 compared to the same period in 2004. Leasing revenue is $7 higher, primarily due to last year’s results including pre-tax losses on the sale of lease assets by DCC. Interest income increased $7, due in part to interest on a note receivable obtained in connection with our sale of the majority of our automotive aftermarket businesses in November 2004.
     An analysis of our 2005 and 2004 gross and operating margins and selling, general and administrative expense is presented in the following table.
Gross and Operating Margin Analysis

Six Months Ended June 30,	As a Percentage of Sales		Increase /	%
	2005	2004	(Decrease)	Change

	(Restated)	(Restated)	(Restated)	(Restated)
Gross Margin:
ASG	5.27%	6.65%	(1.38)%	(20.76)%
HVTSG	7.51%	11.72%	(4.22)%	(35.97)%
Consolidated	6.40%	9.03%	(2.63)%	(29.11)%

Selling, general and administrative expenses:
ASG	3.95%	5.47%	(1.52)%	(27.84)%
HVTSG	4.66%	5.69%	(1.02)%	(18.01)%
Consolidated	5.42%	5.47%	(0.05)%	(0.93)%

Operating margin:
ASG	1.32%	3.08%	(1.76)%	(57.28)%
HVTSG	2.84%	6.03%	(3.19)%	(52.89)%
Consolidated	0.98%	3.56%	(2.58)%	(72.47)%
     During the first half of 2005, the ASG’s reduction in gross margins was due mainly to a year-over-year increase in steel costs of $80. Outside North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive companies have generally resisted accepting any price increases associated with steel surcharges. Adjusted for the higher steel costs, ASG’s gross margins in 2005 would have been 7.4%, up slightly over last year. As adjusted, the margin improvement from higher sales and cost reductions initiatives were essentially offset by inflationary cost increases, pricing reductions and other items.
     In HVTSG, margins were also adversely impacted by higher year-over-year steel costs, net of customer recoveries, of approximately $42. Removing the impact of the incremental steel cost, HVTSG gross margins would have been 10.6%, down approximately 1% from 2004. The margin improvement on higher sales in HVTSG was more than offset by inflationary cost increases, a component shortage in the first quarter of 2005 and manufacturing inefficiencies.

     The $277 total of consolidated selling, general and administrative (SG&A) expenses in the first half of 2005 is up $23 from the comparative period in 2004. The increase is primarily a function of higher sales, with total expenses as a percent of sales being comparable to 2004.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income before income taxes	$23	$96	$(73)
     The decline in income before income taxes during the first six months of 2005 compared to the same period in 2004 was due primarily to the adverse impact of higher steel cost, net of customer recoveries, of $122 on operating margins, which decreased $115. Mitigating the shortfall was lower interest expense of $21 due primarily to lower overall debt levels, and higher leasing revenues and other income of $21.

			Dollar
	2005	2004	Change
	(Restated)	(Restated)	(Restated)
Income tax benefit	$4	$2	$2
     For the six months ended June 30, 2005, tax benefit of $4 on pre-tax income of $23 differed from the amount expected using the U.S. federal statutory tax rate of 35% by $12. A primary factor in the reduction of income tax expense was the above-mentioned $15 adjustment to valuation allowances against capital loss carryforwards in the second quarter. Lower rates on income from international operations and state tax effects on losses in the U.S. provided an additional $11 reduction to tax expense. These two factors were offset in part by the $11 increase to expense due to the enactment of a new tax system in the State of Ohio. See “Second Quarter 2005 versus Second Quarter 2004” section for a detailed discussion.
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
     The financing activities of the first six months of 2005 are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within this Form 10-Q/A.
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
          The investigations are now complete, and management, under the direction of our CEO and CFO, has re-evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon this re-evaluation and the investigations described above, and as a result of the material weaknesses discussed in Item 9A of our 2004 Form 10-K/A, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of June 30, 2005.
     You can find more information about the investigations, the material weaknesses and their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions that we have taken or are planning to take to remediate the material weaknesses in Item 9A of our 2004 Form 10-K/A, which is incorporated by reference into this Item 4.
     Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with GAAP. With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which have materially affected, or are reasonably likely to materially affect, such internal control. Apart from the ongoing deployment of our account reconciliation software to our major facilities to allow access and review of reconciliations from a central location, discussed in Item 9A of our 2004 Form 10-K/A, there were no changes that occurred during the quarter ended June 30, 2005, that have materially affected or were reasonably likely to materially affect Dana’s internal control over financial reporting.
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
     You can find more information about our legal proceedings under “Note 14.Contingencies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share
April 2005	241	$12.15
May 2005	3,933	11.20
June 2005	40	12.02

	4,214	$11.26

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

DANA CORPORATION

Date: December 30, 2005	/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

EXHIBIT INDEX

10-W	Separation Agreement, General Release and Covenant Not to Sue between Dana Corporation and James Michael Laisure	Filed by reference to Exhibit 99.1 to our Form 8-K filed on June 20, 2005

18	Letter re Change in Accounting Principles from PricewaterhouseCoopers LLP	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report