Form 10-Q
period 2005-09-30
DANA CORP
filed 2006-01-18
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 Commission File Number 1-1063
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
Yes ☐          No ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 30, 2005

Common stock, $1 par value	150,483,141

DANA CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2005	December 31, 2004

	(Unaudited)	(Restated)
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$730	$634
Accounts receivable
Trade	1,454	1,254
Other	274	437
Inventories
Raw materials	280	414
Work in process and finished goods	598	484
Other current assets	146	200

Total current assets	3,482	3,423
Property, plant and equipment, net	1,742	2,171
Investments in leases	256	281
Investments and other assets	2,397	3,144

Total assets	$7,877	$9,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable, including current portion of long-term debt	$2,304	$155
Accounts payable	1,322	1,330
Other current liabilities	1,082	1,188

Total current liabilities	4,708	2,673
Long-term debt	280	2,054
Deferred employee benefits and other noncurrent liabilities	1,747	1,759
Minority interest in consolidated subsidiaries	85	122
Shareholders’ equity	1,057	2,411

Total liabilities and shareholders’ equity	$7,877	$9,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
	(In millions, except per share amounts)
Net sales	$2,396	$2,114	$7,505	$6,755
Revenue from lease financing and other income	11	(8)	67	27

	2,407	2,106	7,572	6,782

Costs and expenses
Cost of sales	2,290	1,964	7,072	6,186
Selling, general and administrative expenses	136	121	413	375
Impairment charges	290		290
Interest expense	42	53	125	157

	2,758	2,138	7,900	6,718

Income (loss) before income taxes	(351)	(32)	(328)	64
Income tax benefit (expense)	(929)	83	(925)	85
Minority interest	1	(3)	(5)	(9)
Equity in earnings of affiliates	5	6	26	25

Income (loss) from continuing operations	(1,274)	54	(1,232)	165
Income (loss) from discontinued operations, net of tax		(12)		35

Income (loss) before effect of change in accounting	(1,274)	42	(1,232)	200
Effect of change in accounting	2		6

Net income (loss)	$(1,272)	$42	$(1,226)	$200

Basic earnings (loss) per common share
Income (loss) from continuing operations	$(8.51)	$0.36	$(8.24)	$1.11
Income (loss) from discontinued operations		(0.08)		0.23
Effect of change in accounting	0.01		0.04

Net income (loss)	$(8.50)	$0.28	$(8.20)	$1.34

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(8.51)	$0.36	$(8.24)	$1.10
Income (loss) from discontinued operations		(0.08)		0.23
Effect of change in accounting	0.01		0.04

Net income (loss)	$(8.50)	$0.28	$(8.20)	$1.33

Cash dividends declared and paid per common share	$0.12	$0.12	$0.36	$0.36

Average shares outstanding — basic	150	149	150	149

Average shares outstanding — diluted	151	151	151	151

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
	(In millions)
Net income (loss)	$(1,226)	$200
Depreciation and amortization	240	273
Impairment charges	290	24
Loss (gain) on divestitures and asset sales	14	(57)
Effect of change in accounting	(6)
Working capital increase	(193)	(378)
Deferred taxes	728	(72)
Other	(147)	(47)

Net cash flows — operating activities	(300)	(57)

Purchases of property, plant and equipment	(193)	(214)
Proceeds from divestitures and asset sales	176	318
Payments received on leases and partnerships	70	10
Other	27	(22)

Net cash flows — investing activities	80	92

Net change in short-term debt	406	181
Payments on long-term debt	(45)	(405)
Proceeds from long-term debt	21	5
Dividends paid	(54)	(53)
Other	(12)	16

Net cash flows — financing activities	316	(256)

Net change in cash and cash equivalents	96	(221)
Net change in cash — discontinued operations		2
Cash and cash equivalents — beginning of period	634	731

Cash and cash equivalents — end of period	$730	$512

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
      As described in Note 2, we have restated our financial statements for the first and second quarter of 2005 and the year 2004. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our amended Annual Report on Form 10-K/ A for the fiscal year ended December 31, 2004 (2004 Form 10-K/ A) and our amended Quarterly Reports on Forms 10-Q/ A for the quarterly periods ended March 31 and June 30, 2005.
Note 2.     Restatement of Financial Statements
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
      The table below shows not only the restatement effects of the investigations, but also other restatement effects that are unrelated to the investigations. The years prior to 2004 required restatement as a result of amounts recorded in 2004 that were attributable to earlier periods. Other restatement effects in the following table include differences that were identified during audits of the company and stand alone audits of businesses to be sold. We had determined that these items were individually and in the aggregate immaterial to the financial statements. In conjunction with the restatements, we corrected these items by recording them in the periods to which they were attributable. These other restatement items affected the timing of reported income, but, since they had previously been recorded, did not significantly affect the cumulative income over the periods restated.
      As a result of the restatements, our originally reported net income was increased by $2 ($.01 per share) and reduced by $15 ($.10 per share) for the three and nine months ended September 30, 2004, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      The following table reconciles the net income and earnings per share as originally reported to amounts restated for the applicable periods.

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2004		2004

	Amount	EPS	Amount	EPS

Net income, as originally reported	$40	$0.27	$215	$1.43

Accounting corrections, relating to investigations, before tax:
Payments from suppliers(1)	(3)	(0.02)	(8)	(0.05)
Steel surcharges(2)	5	0.03	5	0.03
Other, net	(4)	(0.02)	(8)	(0.05)

	(2)	(0.01)	(11)	(0.07)
Tax effects on the above			4	0.02

	(2)	(0.01)	(7)	(0.05)

Other restatement items, before tax:
Interest expense(3)	9	0.06	7	0.05
Insurance recoveries(4)	1		4	0.02
Inventory reserves(5)			(9)	(0.06)
Accrual estimates(6)	(9)	(0.06)	(9)	(0.06)
Other, net	1		(4)	(0.02)

	2	—	(11)	(0.07)
Tax effects on the above	(1)		4	0.02
Income tax effects(7)	3	0.02	(1)

	4	0.02	(8)	(0.05)

Net income, as restated	$42	$0.28	$200	$1.33

(1)	We had recorded cash received on asset sales to a supplier as income before the title to the assets transferred and had not deferred the portion of the revenue related to a sale/leaseback transaction. This adjustment defers the gain recognition until the assets are transferred and defers income for the related leaseback over the life of the lease. The impact was to reduce 2004 net income by $2 and $5 and earnings per share by $.01 and $.03 for three and nine months ended September 30, 2004, respectively.

(2)	This adjustment corrects inventory, accounts payable and cost of sales for steel surcharge costs which were recorded when invoiced rather than when the inventory was received and which were not properly capitalized into inventory where appropriate. The impact was to increase net income by $3 and earnings per share by $.02 for the three and nine months ended September 30, 2004, respectively.

(3)	For periods prior to the third quarter of 2004, we had underaccrued interest expense associated with our accounts receivable securitization program. This adjustment reverses our entry in the third quarter of 2004 which recognized the cumulative prior period underaccrual, and reflects the interest expense in the period in which it was payable. The impact was to increase net income by $5 and $4 and earnings per share by $.03 and $.02 for the three and nine months ended September 30, 2004, respectively.

(4)	We had received insurance proceeds, a portion of which included settlement of the insurer’s exposure to liability for future asbestos claims, and had not recorded a liability for deferred future claims because the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

amount could not be reasonably estimated pursuant to SFAS No. 5. This adjustment records the insurance recovery proceeds in the periods in which we recognized the asbestos claims to which they relate and defers that portion related to future claims for which we have not recorded a liability.

(5)	This adjustment is to increase cost of sales and adjust the allowance for slow moving and obsolete inventory in the appropriate period. The impact was to reduce net income by $6 and earnings per share by $.04 for the nine months ended September 30, 2004.

(6)	During the third quarter of 2004, we had reduced our warranty liability. However, the accrual should have been reduced in an earlier period based on information available at the earlier date. This adjustment reverses our third quarter 2004 entry and reduces expense in the prior period when the circumstances changed. The impact was to reduce third-quarter 2004 net income by $6 and earnings per share by $.04.

(7)	This adjustment is primarily to record a reduction to tax liabilities which had not been properly eliminated in connection with a subsidiary stock sale in the third quarter of 2004. In the 2004 nine-month results, this reduction to the expense was more than offset by adjustments to deferred state income taxes and a correction to the expense in one of our international operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004

	As		As
	Originally		Originally	As
	Reported	As Restated	Reported	Restated

Net sales	$2,114	$2,114	$6,756	$6,755
Revenue from lease financing and other income	(7)	(8)	32	27

	2,107	2,106	6,788	6,782

Costs and expenses
Cost of sales	1,955	1,964	6,161	6,186
Selling, general and administrative expenses	123	121	381	375
Interest expense	62	53	164	157

	2,140	2,138	6,706	6,718

Income (loss) before income taxes	(33)	(32)	82	64
Income tax benefit	81	83	78	85
Minority interest	(3)	(3)	(9)	(9)
Equity in earnings of affiliates	6	6	27	25

Income from continuing operations	51	54	178	165
Income (loss) from discontinued operations, net of tax	(11)	(12)	37	35

Net income	$40	$42	$215	$200

Basic earnings (loss) per common share
Income from continuing operations	$0.34	$0.36	$1.20	$1.11
Income (loss) from discontinued operations	(0.07)	(0.08)	0.25	0.23

Net income	$0.27	$0.28	$1.45	$1.34

Diluted earnings (loss) per common share
Income from continuing operations	$0.34	$0.36	$1.18	$1.10
Income (loss) from discontinued operations	(0.07)	(0.08)	0.25	0.23

Net income	$0.27	$0.28	$1.43	$1.33

Cash dividends declared and paid per common share	$0.12	$0.12	$0.36	$0.36

Average shares outstanding — basic	149	149	149	149

Average shares outstanding — diluted	151	151	151	151

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30, 2004

	As
	Originally	As
	Reported	Restated

Cash and cash equivalents — beginning of period	$731	$731

Net cash flows — operating activities	(64)	(57)
Net cash flows — investing activities	105	92
Net cash flows — financing activities	(262)	(256)

Net change in cash and cash equivalents	(221)	(221)

Net change in cash — discontinued operations	2	2

Cash and cash equivalents — end of period	$512	$512

Note 3.	New Accounting Pronouncements
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
      In March 2005, FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. We will review this matter and assess whether the obligations are reasonably estimable. FIN 47 is effective no later than December 31, 2005.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. The effective date for this guidance was delayed for public companies until January 1, 2006. The requirements of SFAS No. 123(R) will be applied to stock options granted subsequent to December 31, 2005, as well as the unvested portion of prior grants. On December 1, 2005, all unvested Dana stock options with an exercise price of $15.00 or more per share and all Dana stock appreciation rights (SARs) with a grant price of $15.00 or more held by our employees were immediately vested. (See Note 18 for further details.)
      We will begin recognizing compensation expense related to stock options and SARs in the first quarter of 2006. The amount of the total share-based compensation expense in 2006 will be affected by the accelerated vesting referred to above and in Note 18, as well as by the volume of grants and exercises, forfeitures, our dividend rate and the volatility of our stock price, but will be significantly less than the pro forma expense disclosed in the 2004 Form 10-K/ A . We expect to recognize approximately $4 of share-based compensation from 2006 through 2008, in the aggregate, with respect to the employee options and SARs that remain unvested at December 31, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

Note 4.	Common Shares
      The following table reconciles our average shares outstanding for purposes of calculating basic and diluted net income per share:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Average shares outstanding for the period — basic	149.7	149.0	149.5	148.7

Plus: Incremental shares from:
Deferred compensation units	0.5	0.4	0.5	0.4
Restricted stock	0.3	0.3	0.3	0.3
Stock options	0.4	1.1	0.6	1.2

Potentially dilutive shares	1.2	1.8	1.4	1.9

Average shares outstanding for the period — diluted	150.9	150.8	150.9	150.6

Stock options excluded from calculation	13.6	12.8	13.6	12.8

      The stock options excluded from the computations of diluted net earnings per share in the three and nine months ended September 30, 2005 and 2004, respectively, were excluded as their exercise prices were higher than the average price of our common stock during the respective periods.

Note 5.	Equity-Based Compensation
      In accordance with our accounting policy for stock-based compensation, we have not recognized any expense relating to our stock options. The table below sets forth the amounts that would have been recorded as stock option expense for the three and nine months ended September 30, 2005 and 2004, if we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation.” As more fully discussed in Notes 3 and 18, on December 1, 2005, certain outstanding stock options and SARS were immediately vested. The resulting fourth-quarter 2005 pro forma share-based expense of $22 is not reflected in the table below, but will be shown in the notes to our financial statements for the year ended December 31, 2005.
      During the quarter ended March 31, 2005, we changed the method used to value stock option grants from the Black-Scholes method to the binomial method. We believe the binomial method provides a fair value that is more representative of our historical exercise and termination experience because the binomial method considers the possibility of early exercises of options. We have applied the binomial method to stock options granted after December 31, 2004. We are continuing to determine the fair value of prior grants using the Black-Scholes method.
      The weighted-average fair value of the 2,368,570 options granted in the first nine months of 2005 was $4.04 per share under the binomial method, using a weighted-average market value at date of grant of $14.90 and the following weighted-average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.69%, volatility of 30.8% to 31.5%, expected forfeitures of 17.93% and an expected life of 6.8 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      The following table presents the stock compensation expense currently included in our financial statements related to restricted stock, restricted stock units, performance shares and stock awards, as well as the pro forma information showing results as if the stock option expense had been recorded under the fair value method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Stock compensation expense, as reported	$2	$1	$5	$2
Stock option expense, pro forma	5	3	15	10

Stock compensation expense, pro forma	$7	$4	$20	$12

Net income (loss), as reported	$(1,272)	$42	$(1,226)	$200
Net income (loss), pro forma	(1,277)	39	(1,241)	190
Basic earnings (loss) per share Net income (loss), as reported	$(8.50)	$0.28	$(8.20)	$1.34
Net income (loss), pro forma	(8.53)	0.26	(8.30)	1.26
Diluted earnings (loss) per share Net income (loss), as reported	$(8.50)	$0.28	$(8.20)	$1.33
Net income (loss), pro forma	(8.53)	0.26	(8.30)	1.25
      Our pro-forma compensation expense reported for the six months ended June 30, 2005 included tax benefits of $4 related to stock options. As a result of our providing a valuation allowance against our U.S. net deferred tax assets as of the beginning of the third quarter of 2005, no tax benefit related to stock compensation expense has been reflected for the three and nine months ended September 30, 2005. Tax benefits of $2 and $8 were reflected for the same periods in 2004.

Note 6.	Pension and Other Postretirement Benefits
      The components of net periodic benefit costs for the three and nine months ended September 30, 2005 and 2004 are shown in the tables below.

	Pension Benefits

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost	$13	$12	$39	$42
Interest cost	40	42	120	130
Expected return on plan assets	(52)	(51)	(156)	(159)
Amortization of prior service cost	1	1	3	5
Recognized net actuarial loss	6	6	18	14

Net periodic benefit cost	$8	$10	$24	$32

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

	Other Benefits

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost	$3	$4	$9	$10
Interest cost	25	24	75	76
Amortization of prior service cost	(3)	(3)	(9)	(9)
Recognized net actuarial loss	9	10	27	30

Net periodic benefit cost	$34	$35	$102	$107

      We made $45 in pension contributions to our defined benefit pension plans during the nine months ended September 30, 2005 and contributed approximately $35 during the last three months of the year.

Note 7.	Comprehensive Income
      Comprehensive income includes net income and components of other comprehensive income, such as foreign currency translation and minimum pension liability adjustments that are charged or credited directly to shareholders’ equity.
      Our total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Net income (loss)	$(1,272)	$42	$(1,226)	$200
Other comprehensive income (loss):
Deferred translation gain (loss)	39	65	(79)	12
Other	(5)	(1)	1	(4)

Total comprehensive income (loss)	$(1,238)	$106	$(1,304)	$208

      The deferred translation gain reported for the three months ended September 30, 2005 was $39, primarily the result of a stronger Canadian dollar ($28) and Brazilian real ($19) in relation to the U.S. dollar. For the nine months ended September 30, 2005, the Euro ($102), the British pound ($20) and the Swedish krona ($12) weakened against the U.S. dollar, while the Brazilian real ($49) and Canadian dollar ($18) strengthened.
      The deferred translation gain reported for the three months ended September 30, 2004 was $65. The effects related to the euro ($22), the Canadian dollar ($15) and the Brazilian real ($15) were the largest components of the quarterly change. For the nine months ended September 30, 2004, the $12 deferred gain was primarily the result of a strengthening Canadian dollar ($9) and British pound ($4), partially offset by the effect of a weakening euro ($6) relative to the U.S. dollar.

Note 8.	Cash Deposits
      At September 30, 2005, we maintained cash deposits of $68 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. These financial instruments are expected to be renewed each year. A total of $66 of the deposits may not be withdrawn.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

Note 9.	Financing Agreements
      Bank Facility and Accounts Receivable Program — We have a five-year bank facility, maturing on March 4, 2010, which provides us with $400 in borrowing capacity. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital expenditures to interest expense; and the ratio of net senior debt to EBITDA, with all terms as defined in the facility. As amended during June 2005, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA less capital expenditures to interest expense of not less than 1.25:1 at September 30, 2005, 2.25:1 at December 31, 2005, and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 3.25:1 at September 30, 2005, 2.75:1 at December 31, 2005, and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. Prior to the end of the third quarter of 2005, we obtained waivers of compliance with these financial covenants at September 30, 2005. Subsequent extensions of the waivers were obtained as described below.
      We also have an accounts receivable securitization program to help meet our periodic demands for short-term financing. This program provides up to a maximum of $275 in borrowings. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program has an annual renewal date of April 15.
      At September 30, 2005, borrowings outstanding under the various Dana lines consisted of $255 under the bank facility, $220 under the accounts receivable securitization program and $27 drawn by non-U.S. subsidiaries against uncommitted lines.
      We announced in September and October 2005, that we had lowered our 2005 earnings estimate and that we would establish a valuation allowance against our U.S. deferred tax assets and restate our financial statements for the first and second quarters of 2005, full-year 2004 and prior periods. In connection with those announcements, we obtained waivers under our bank and accounts receivable agreements of covenants requiring that our previously issued financial statements be prepared in accordance with accounting principles generally accepted in the United States (GAAP), any events of default that might have resulted or might result in connection with the announcements, and a waiver under the bank facility for all three financial covenants for the end of the third quarter of 2005. During the fourth quarter of 2005, we amended both the bank and accounts receivable agreements and we obtained extensions of the existing waivers under these agreements, to May 31, 2006 for the bank facility and to the renewal date for the accounts receivable program. The extended waiver under the bank facility included a waiver of the financial covenants. In addition, the lenders waived non-compliance with other covenants related to the delayed filing or delivery of this report, as well as the reports for the earlier periods to be restated. As part of the amendment of the bank facility, we granted security interests in certain domestic current assets and machinery and equipment. As part of the amendments to the accounts receivable agreement, our minimum senior unsecured credit rating required thereunder was reduced from BB- from Standard and Poor’s and Ba3 from Moody’s to B- from Standard and Poor’s and B3 from Moody’s.
      As a result of the restatement of our financial statements for prior periods, the filing of this Form 10-Q for the quarterly period ended September 30, 2005 was delayed. By a notice dated November 25, 2005, an agent for the holders of at least 25% in the aggregate of outstanding notes issued under our 1997 Indenture notified us that the agent deemed our failure to timely file and deliver this Form 10-Q to be a default and asked us to remedy the default. Subsequently, by notices dated December 1, 2005, the trustee under our 1997 and 2004 Indentures notified us that defaults had occurred thereunder due to our failure to timely file and deliver this Form 10-Q and asked us to remedy the defaults. We have cured all such defaults with the filing of this Form 10-Q.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      We are in discussions with our bank group about modifications to the bank facility or a successor facility. However, there can be no assurance of the outcome of these discussions. If we do not amend or replace our bank facility as contemplated, and if our lenders were to exercise their rights thereunder when the current waivers expire, we would experience liquidity problems which would have a material adverse effect on the company, unless we obtained additional waivers or forbearance, or restructured our debt.
      Debt Reclassification — When we amended the bank facility in June 2005, we believed that we would meet the financial covenants established at that time during the following 12-month period. However, as a result of the restatement of our financial statements and changes in our earnings forecast, although we have obtained waivers of those financial covenants through May 31, 2006, we have determined that following the expiration of the waivers it is unlikely that we will be able to comply with the financial covenants for the 12-month period ending September 30, 2006. Non-compliance would trigger cross-acceleration provisions in some of our indenture agreements. Therefore, under the accounting requirements for debt classification, we have reclassified the $1,695 of our long-term debt that is subject to cross-acceleration as debt payable within one year. The $208 of outstanding notes issued under our August 2001 and March 2002 Indentures, $55 of DCC’s non-recourse debt and $17 of certain international borrowings continue to be classified as long-term debt.
      Swap Agreements — We are a party to two interest rate swap agreements, expiring in August 2011, under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. Converting the fixed interest rate to a variable rate was intended to provide a better balance of fixed and variable rate debt. Both swap agreements have been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a $3 non-current liability at September 30, 2005, which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized as long as the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $9 at September 30, 2005.
      As of September 30, 2005, the interest rate swap agreements provided for us to receive an average fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on LIBOR, plus a spread. The average variable rate under these contracts approximated 8.9% at September 30, 2005.

Note 10.	Income Taxes
      Accounting Treatment — Estimated taxes payable or refundable on our tax returns for the current year are recognized as current tax liabilities and assets. Deferred income taxes are provided for temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating losses, tax credits and other carryforwards. The amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We provide a valuation allowance against our deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against deferred tax assets serves to reduce income tax expense unless the reduction occurs due to expiration of the underlying loss or tax credit carryforward period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
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
      Valuation Allowance Against U.S. Deferred Tax Assets — In accordance with SFAS No. 109, “Accounting for Income Taxes,” we evaluate the carrying value of deferred tax assets on a quarterly basis as to whether it is more likely than not that we will generate sufficient future taxable income to realize our deferred income tax assets. This assessment requires significant judgment and, in making this evaluation, we consider all available positive and negative evidence. Such evidence includes historical results, trends and expectations for future pre-tax operating income, the time period over which our temporary differences will reverse and the implementation of feasible and prudent tax planning strategies.
      In performing this analysis during the third quarter of 2005, we considered the impact on our 2005 operating results of the revised outlook of our profitability in the U.S. The revised outlook of profitability was due in part to the lower than previously anticipated levels of performance, resulting from manufacturing inefficiencies and our failure to achieve projected cost reductions, as well as higher-than-expected costs for steel, other raw materials and energy which we have not been able to recover fully. In light of these developments, there was sufficient negative evidence and uncertainty as to our ability to generate the necessary level of U.S. taxable earnings to realize our net deferred tax assets in the U.S. for us to conclude, in accordance with the requirements of SFAS No. 109 and our accounting policies, that a full valuation allowance against the U.S. deferred tax assets is required. These statements reflect a valuation allowance against U.S. net deferred tax assets as of the beginning of the third quarter of 2005, as well as against deferred tax assets related to U.S. losses generated during the quarter ended September 30, 2005.
      Income Tax Expense — Income (loss) before income taxes and income tax benefits from continuing operations for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Continuing Operations —
Income (loss) before income taxes	$(351)	$(32)	$(328)	$64

Income taxes
Provision — (expense) benefit	$(9)	$26	$(5)	$(2)
Valuation allowance	(920)	57	(920)	87

Income tax (expense) benefit	$(929)	$83	$(925)	$85

      Our income tax expense of $929 for the third quarter of 2005 included a non-cash charge of $907 for a valuation allowance against the restated net deferred tax assets in the U.S. and $13 for a valuation allowance against the U.K. net deferred tax assets as of the beginning of the third quarter of 2005. Since tax benefits relating to U.S. and U.K. losses will no longer be recognized until such time that the U.S. and U.K. operations return to sustained profitability, the expected benefit of $123 on the $351 pre-tax loss at the U.S. federal statutory rate is no longer applicable. Thus, the income tax expense of $9 represents primarily the tax provision relating to our operations outside the U.S. and U.K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      For the nine months ended September 30, 2005, these third-quarter factors are also the principal reasons that the tax expense differed significantly from the expected benefit at the 35% U.S. federal statutory rate.
      The $83 of income tax benefit recognized on a pre-tax loss of $32 for the three months ended September 30, 2004, differed significantly from an expected benefit of $11 at a U.S. federal statutory tax rate of 35%. The primary reasons for this difference were a $57 reduction in our valuation allowance against deferred tax assets, a $9 benefit related to the finalization of prior-year returns and a $7 benefit recorded due to an adjustment of our estimated annual effective tax rate. The adjustment to the valuation allowance was based primarily on our determination that a portion of our capital loss carryforward would be realized in connection with DCC asset sales and the settlement of Internal Revenue Service (IRS) examinations for years prior to 1999.
      Our income from discontinued operations for the three months ended September 30, 2004 included a $20 tax charge related to the divestiture of substantially all of our automotive aftermarket business, which closed in November 2004. As of June 30, 2004, we had determined that it was more likely than not that the transaction would result in the utilization of a portion of our capital loss carryforward. During our assessment of deferred tax assets as of September 30, 2004, we determined that the projected utilization of our capital loss carryforward no longer supported the reduction of the related valuation allowance, effectively reversing the benefit recorded during the prior quarter.
      For the nine months ended September 30, 2004, an $87 reduction in the valuation allowance related to the capital loss carryforward was the primary reason that we recorded a tax benefit of $85 rather than an expected expense provision of $22 derived by applying the 35% U.S. federal statutory rate.
      Other Tax Matters — The American Jobs Creation Act of 2004 (JOBS Act), enacted on October 22, 2004, provides for a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries. Corporations may deduct 85% for certain dividends received from controlled foreign corporations. Qualifying dividends must exceed a base amount and be invested in the U.S. pursuant to a domestic reinvestment plan. We have elected to forego claiming this deduction as it would still require us to pay cash taxes on 15% of any such dividends (i.e., the balance of the dividends not covered by the deduction) and neither U.S. net operating losses nor foreign tax credits could be used to offset these payments.
      At June 30, 2005, the State of Ohio enacted new tax legislation which replaced the state’s current income-based system with a new gross receipts-based system. With the enactment of this legislation, we increased tax expense to eliminate certain deferred tax assets relating to Ohio that would no longer be realized. This charge was partially offset by a credit to selling, general and administrative expenses (consistent with the treatment of receipts-based tax charges) to recognize tax credits recoverable under the new system. The net impact of this legislation was a $5 reduction to second-quarter 2005 net income.

Note 11.	Contingencies
      Class Action Lawsuits — As described in more detail in Item 1 of Part II of this report, five purported class actions have been filed in the U.S. District Court for the Northern District of Ohio naming Dana and our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as defendants. The complaints in these actions allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Motions have been filed to consolidate these cases and appoint a lead plaintiff.
      A separate purported class action has also been filed in the same court, alleging violations of the Employee Retirement Income Security Act (ERISA) on behalf of persons who have participated in the “Dana Employee Stock Option Plan” since April 21, 2004. The claims at issue in this case arise out of the same facts on which the federal securities law class actions are based and are asserted against the same

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
defendants, as well as against the “Dana Corporation Investment Committee.” The plaintiffs allege breaches of the defendants’ ERISA fiduciary duties to the plan and plan participants and seek damages allegedly incurred by the plan participants as a result.
      In addition, a derivative action has been filed in the same court, naming our CEO and CFO and our Board of Directors as defendants. Among other things, the complaint in this action alleges breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the federal securities law class actions are based.
      Dana has also received letters from five shareholders demanding that the company commence legal proceedings against our directors and senior officers for alleged breaches of their fiduciary duties to the company arising from the same facts on which the federal securities law class actions are based. The shareholders seek damages allegedly incurred by Dana. The claims in these letters, as well as the derivative action described above, are being reviewed by the Audit Committee of our Board.
      Due to the preliminary nature of these lawsuits and demands, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. We have insurance coverage with respect to these matters, subject to a $25 deductible for lawsuits related to alleged violations of the federal securities laws, and we do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, there can be no assurance that the impact of any loss not covered by insurance would not be material.
      Legal Proceedings Arising in the Ordinary Course of Business — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed these pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage and surety bonds, and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
      Asbestos-Related Product Liabilities — We had approximately 88,000 active pending asbestos-related product liability claims at September 30, 2005, compared to 116,000 at December 31, 2004, including at both dates 10,000 claims that were settled but awaiting final documentation and payment. The reduced number of pending claims at September 30, 2005, was due primarily to the dismissal or removal to a suspense docket of a large number of claims during the third quarter, including approximately 12,000 claims in Mississippi. We had accrued $112 for indemnity and defense costs for pending asbestos-related product liability claims at September 30, 2005, compared to $139 at December 31, 2004. We accrue for pending claims based on our claims settlement and dismissal history.
      In the past, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future claims. However, more recently, our claims activity has become more stable following the dissolution of the Center for Claims Resolution (CCR), as described below, the implementation of our post-CCR legal and settlement strategy, and legislative actions that have reduced the volume of claims in the legal system. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future claims and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. Based on this analysis, we estimated our potential liability for the next fifteen years to be within a range of $70 to $120. Since the outcomes within that range are equally probable, we accrued the lower end of the range at September 30, 2005. While the process of estimating future claims is highly uncertain, we believe there are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
reasonable scenarios in which our expenditures beyond fifteen years related to asbestos-related product liability claims would be de minimis. The effect of recording the $70 was reduced by our estimate of the portion of this liability that we expect to recovery under our insurance policies and through amounts received from insurance settlements that had been deferred. During the third quarter, we also reduced our estimated liability for pending claims, and our expected insurance recovery, for the decrease in active claims outstanding. These items resulted in an increase in pre-tax income of approximately $3 during the quarter.
      Generally accepted methods of projecting future asbestos-related product claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy, and settlement values. Although we do not believe that Dana products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts, and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced the range of estimated potential values described above.
      At September 30, 2005, we had recorded $87 as an asset for probable recovery from our insurers for both the pending and projected claims, compared to $118 recorded at December 31, 2004, solely for pending claims. During the second quarter of 2005, we received the final payment due us under an insurance settlement agreement that we had entered into with some of our carriers in December 2004. The asset recorded at September 30, 2005, reflects our assessment of the capacity of our remaining insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending and future claims, assuming elections under our existing coverage which we intend to adopt in order to maximize our insurance recovery.
      In October 2005, we signed a settlement agreement with another of our insurers pursuant to which we will receive cash payments totaling $8 from the insurer in exchange for the release of all rights to coverage for asbestos-related bodily injury claims under the settled insurance policies. We will receive the payments under this agreement in installments in 2006, and will apply them to reduce any recorded recoverable amount. Any excess over the recoverable amount will then be evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liability. That amount will be deferred, and the balance, if any, will be reported as income.
      In addition, we had a net amount recoverable from our insurers and others of $24 at September 30, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
      Other Product Liabilities — We had accrued $13 for contingent non-asbestos product liability costs at September 30, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
      Environmental Liabilities — We had accrued $66 for contingent environmental liabilities at September 30, 2005, compared to $73 at December 31, 2004. The difference between our minimum and maximum

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
      Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There have been no material changes in the facts underlying these estimates since December 31, 2004, and, accordingly, our estimated liabilities for the three Operable Units at this site at September 30, 2005, remained unchanged and were as follows:

•	Unit 1 — $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs;

•	Unit 2 — $14 for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and

•	Unit 3 — less than $1 for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.
      Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through September 30, 2005, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2005, we had a net receivable of $10 that we expect to recover from available insurance and surety bonds relating to these claims.
      Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on Dana could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. In particular, although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ significantly from what we currently project.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

Note 12.	Warranty Obligations
      We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liability for the three and nine months ended September 30, 2005 and 2004 follow.

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Balance, beginning of period	$65	$80	$80	$82
Amounts accrued for current period sales	20	11	35	27
Adjustments of prior accrual estimates	(5)	(1)	(7)	2
Change in accounting			(6)
Settlements of warranty claims	(11)	(11)	(31)	(31)
Foreign currency translation		1	(2)

Balance, end of period	$69	$80	$69	$80

      In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer to accounting for the warranty liability based on our cost to settle the claim. Management believes that this is a change to a preferable method in that the new method more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was recognized as of January 1, 2005 and included in the results of operations for the three months ended March 31, 2005. In the third quarter of 2005, the previously recorded tax expense of $2 was offset by the valuation allowance established against our U.S. net deferred tax assets.
      Warranty obligations are reported as current liabilities in the condensed consolidated balance sheet.

Note 13.	Business Segments
      Our segments consist of our two manufacturing business units — the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG) — and Dana Credit Corporation (DCC).
      Management evaluates the operating segments as if DCC were accounted for on an equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments, and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in our five-year bank facility are measured with DCC accounted for on an equity basis.
      Management currently uses several performance metrics to measure segment profitability. The key internal measure of performance used by our management, including our chief operating decision maker, as a measure of segment profitability is Operating profit after tax (PAT).
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
(Unaudited) (In millions, except per share amounts) — (Continued)
      The Other category includes businesses unrelated to the segments, trailing liabilities for certain closed plants and the expense of corporate administrative functions.
      We have been divesting DCC’s businesses and assets in accordance with plans announced in October 2001 and these activities continued during the third quarter of 2005. As a result of asset sales and the continuing collection of payments, DCC’s total portfolio assets were reduced by $35 during the third quarter of 2005, leaving assets of approximately $605 at September 30, 2005. While we are continuing to pursue the sale of the remaining DCC assets, we expect to retain certain of them for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of September 30, 2005, we expected to retain approximately $310 of the $605 of DCC assets held at that date; however, changes in market conditions may change our expectation. DCC’s liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities. We expect that the cash flow generated from DCC’s assets, including proceeds from asset sales, will be sufficient to service DCC’s debt.
      Information used to evaluate the segments is as follows:

	Three Months Ended September 30,

		Inter-			Net
	External	Segment		Operating	Profit
2005	Sales	Sales	EBIT	PAT	(Loss)

ASG	$1,745	$39	$41	$29	$(13)
HVTSG	642	2	16	10	(9)
DCC				3	3
Other	9	12	(75)	(105)	(44)

Total operations	2,396	53	(18)	(63)	(63)
Valuation adjustment against deferred tax asset				(920)	(920)
Effect of change in accounting				2	2
Unusual items excluded from performance measures			(306)	(291)	(291)

Consolidated	$2,396	$53	$(324)	$(1,272)	$(1,272)

2004 — Restated

ASG	$1,534	$49	$65	$44	$9
HVTSG	559	1	41	26	10
DCC				4	4
Other	21	15	(65)	(35)	16

Total continuing operations	2,114	65	41	39	39
Discontinued operations			29	18	18
Unusual items excluded from performance measures			(6)	(15)	(15)

Consolidated	$2,114	$65	$64	$42	$42

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

	Nine Months Ended September 30,

		Inter-			Net
	External	Segment		Operating	Profit
2005	Sales	Sales	EBIT	PAT	(Loss)

ASG	$5,467	$110	$179	$128	$14
HVTSG	2,014	4	81	50	(3)
DCC				12	12
Other	24	42	(201)	(210)	(43)

Total operations	7,505	156	59	(20)	(20)
Valuation adjustment against deferred tax asset				(920)	(920)
Effect of change in accounting				6	6
Unusual items excluded from performance measures			(297)	(292)	(292)

Consolidated	$7,505	$156	$(238)	$(1,226)	$(1,226)

2004 — Restated

ASG	$4,966	$141	$270	$184	$85
HVTSG	1,719	3	125	77	34
DCC				16	16
Other	70	48	(174)	(145)	(3)

Total continuing operations	6,755	192	221	132	132
Discontinued operations			86	48	48
Unusual items excluded from performance measures			(15)	20	20

Consolidated	$6,755	$192	$292	$200	$200

      The following table reconciles the EBIT amount reported for our segments to our consolidated income before income taxes as presented in the condensed consolidated statement of income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
EBIT from continuing operations	$(18)	$41	$59	$221
Unusual items excluded from performance measures
Total operations	(306)	(6)	(297)	(15)
Discontinued operations		16		20
Interest expense, excluding DCC	(34)	(42)	(102)	(120)
Interest income, excluding DCC	8	1	24	7
DCC pre-tax loss	(1)	(42)	(12)	(49)

Income (loss) before income taxes	$(351)	$(32)	$(328)	$64

      Our presentation of segment information includes separate reporting of Unusual items excluded from performance measures. These items include, among other things, gains and losses on divestitures and related expenses, and restructuring expenses such as severance, lease continuation and asset impairment charges.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      The following tables describe the Unusual items excluded from performance measures for the three and nine months ended September 30, 2005 and 2004.

	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2005		2004

	EBIT	OPAT	EBIT		OPAT

			(Restated)
Losses on divestitures	$(16)	$(16)	$		$
Impairments, restructuring and related charges	(290)	(275)		(7)		(5)
Gain on DCC asset sales						7
Costs related to sale of automotive aftermarket businesses				(16)		(10)
Gain on sale of assets to equity affiliate				21		13
Expenses related to DCC asset sales				(4)
Aftermarket tax adjustment						(20)

	$(306)	$(291)		$(6)		$(15)

	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005		2004

	EBIT	OPAT	EBIT		OPAT

			(Restated)
Losses on divestitures	$(16)	$(16)	$		$
Impairments, restructuring and related charges	(290)	(275)		(7)		(5)
Gain on DCC asset sales		4				28
Charge related to Ohio tax legislation	9	(5)
Gain on sale of assets to equity affiliate				21		13
Expenses related to DCC asset sales				(9)		(3)
Costs related to sale of automotive aftermarket businesses				(20)		(13)

	$(297)	$(292)		$(15)		$20

      See Note 10 for a discussion of the valuation allowance against the net deferred tax assets and the charge related to the enactment of new tax legislation in the State of Ohio. The losses on divestitures are discussed in Note 16 and the asset impairment charge is discussed in Note 17.
      The gains and losses recorded by DCC are not presented as Unusual items excluded from performance measures in the preceding table since we do not include DCC’s results in EBIT for segment reporting. However, the pre-tax portion of such amounts is included within DCC’s pre-tax loss in the EBIT reconciliation tables found on the previous page.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      Information for our geographic regions for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,

	External	Inter-Segment		Operating	Net
2005	Sales	Sales	EBIT	PAT	Profit (Loss)

North America	$1,476	$33	$(40)	$(26)	$(54)
Europe	452	30	31	22	12
South America	259	61	33	20	15
Asia Pacific	209	12	19	12	7
DCC				3	3
Other			(61)	(94)	(46)

Total operations	2,396	136	(18)	(63)	(63)
Valuation adjustment to deferred tax asset				(920)	(920)
Effect of change in accounting				2	2
Unusual items excluded from performance measures			(306)	(291)	(291)

Consolidated	$2,396	$136	$(324)	$(1,272)	$(1,272)

2004 — Restated

North America	$1,382	$33	$15	$9	$(15)
Europe	397	23	30	22	15
South America	172	56	28	17	14
Asia Pacific	163	14	9	6	2
DCC				4	4
Other			(41)	(19)	19

Total continuing operations	2,114	126	41	39	39
Discontinued operations			29	18	18
Unusual items excluded from performance measures			(6)	(15)	(15)

Consolidated	$2,114	$126	$64	$42	$42

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

	Nine Months Ended September 30,

	External	Inter-Segment		Operating	Net
2005	Sales	Sales	EBIT	PAT	Profit (Loss)

North America	$4,687	$93	$(23)	$(18)	$(105)
Europe	1,507	91	118	82	54
South America	713	187	87	54	41
Asia Pacific	598	37	51	33	20
DCC				12	12
Other			(174)	(183)	(42)

Total operations	7,505	408	59	(20)	(20)
Valuation adjustment against net deferred tax assets				(920)	(920)
Effect of change in accounting				6	6
Unusual items excluded from performance measures			(297)	(292)	(292)

Consolidated	$7,505	$408	$(238)	$(1,226)	$(1,226)

2004 — Restated
North America	$4,553	$100	$166	$103	$23
Europe	1,255	74	94	67	44
South America	454	150	73	45	37
Asia Pacific	493	38	32	21	9
DCC				16	16
Other			(144)	(120)	3

Total continuing operations	6,755	362	221	132	132
Discontinued operations			86	48	48
Unusual items excluded from performance measures			(15)	20	20

Consolidated	$6,755	$362	$292	$200	$200

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

Note 14.	Realignment of Operations
      The following table summarizes the activity related to our accrued realignment expenses during the first nine months of 2005:

	Employee
	Termination	Exit
	Benefits	Costs	Total

Balance at December 31, 2004	$55	$15	$70
Activity during the quarter:
Cash payments	(5)	(3)	(8)
Charges to expense	1	2	3

Balance at March 31, 2005	$51	$14	$65

Activity during the quarter:
Cash payments	(12)	(3)	(15)
Charges to expense		3	3
Adjustments of accruals	(5)		(5)

Balance at June 30, 2005	$34	$14	$48

Activity during the quarter:
Cash payments	(6)	(4)	(10)
Charges to expense		3	3
Adjustments of accruals	(2)	(1)	(3)

Balance at September 30, 2005	$26	$12	$38

      Charges to expense, which are primarily related to the continuation of previously announced actions, mainly in our off-highway and engine hard parts businesses, include amounts that impacted the operating results of the business units.
      In the third quarter of 2005, we reversed $2 (of the total adjustment of $3) of the accrual for employee termination benefits at the Muskegon, Michigan facility which is now closed.
      During the second quarter of 2005, we reviewed the status of our plans to reduce the workforce within our off-highway operations. We concluded that completion of the plan was no longer probable within the required timeframe due to recent changes in the markets these operations serve; accordingly, we reversed $4 (of the total adjustment of $5) of the accrual for employee termination benefits. At September 30, 2005, $38 of restructuring charges remained in accrued liabilities. This balance was comprised of $26 for the termination of employees, including the termination of approximately 700 employees scheduled for the remainder of 2005, and $12 for lease terminations and other exit costs.
      At September 30, 2005, we estimated the related cash expenditures will be approximately $13 in the remainder of 2005, $16 in 2006 and $9 thereafter. The amount of estimated cash expenditures for each period approximates the midpoint of the estimated range of cash expenditures for such period. We believe that our liquidity and future cash flows will be more than adequate to satisfy these obligations related to our restructuring plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)

Note 15.	Discontinued Operations
      In December 2003, we announced our intention to sell substantially all of the former Automotive Aftermarket Group (AAG). The divestiture was completed in November 2004. The following summarizes the revenues and expenses of our discontinued operations for three and nine months ended September 30, 2004, and reconciles the amounts reported in the consolidated statement of income to operating PAT reported in the segment table, which excludes restructuring and other unusual charges.

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2004	Sept. 30, 2004

	(Restated)	(Restated)
Sales	$539	$1,608
Other expense	(7)	(8)
Cost of sales	456	1,349
Selling, general and administrative expenses	52	175
Restructuring charges	10	11

Income before income taxes	14	65
Income tax expense	(26)	(30)

Income (loss) from discontinued operations	(12)	35
Tax adjustment related to AAG sale	20	—
Charges related to divestitures	10	13

Operating PAT in the segment table	$18	$48

Note 16.	Divestitures
      During the third quarter of 2005, we recorded an aggregate charge of approximately $16 ($.11 per share) on the following two transactions:

•	We dissolved our joint venture with The Daido Metal Company, which manufactured engine bearings and related materials in Atlantic, Iowa and Bellefontaine, Ohio. We previously had a 70% interest in the joint venture, which was consolidated for financial reporting purposes. We have assumed full ownership of the Atlantic facility, which had 2004 sales of $47 including sales of $14 to Dana.

•	We sold our domestic fuel rail business, consisting of a production facility in Angola, Indiana with sales of approximately $38 in 2004.

Note 17.	Impairment of Long-lived Assets and Goodwill
      In accordance with SFAS No. 144, “Impairment of Long-lived Assets” (SFAS No. 144), we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets of the operation (excluding goodwill), are written down to fair value. Fair value is determined based on discounted cash flows, or other methods providing best estimates of value.
      Pursuant to SAFS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
not reduce the fair value of the reporting unit below its related carrying value. Fair value is approximated using a discounted future cash flow approach.
      During the third quarter of 2005, management determined that divestiture was likely of the engine hard parts, fluid routing and pump products businesses within ASG. Although these operations were considered “held for use” at September 30, 2005, the likelihood of divesting these businesses triggered a review of goodwill and other long-lived assets relating to these operations.
      As a result of testing our long-lived assets (excluding goodwill) in accordance with SFAS No. 144 as of September 30, 2005, we recorded a non-cash charge of $207 to reduce property, plant and equipment to its estimated fair value. The $207 was comprised of $165 related to our engine hard parts business and $42 related to fluid routing business. The SFAS No. 142 testing as of September 30, 2005 resulted in a non-cash charge of $83 to reduce goodwill related to the fluid routing business to its estimated fair value. There is no goodwill associated with the engine hard parts and pump products businesses. The aggregate amount of these charges of $290 is reported as “impairment charges” in the accompanying condensed consolidated statement of income.
      The changes in goodwill during the nine months ended September 30, 2005, by segment, were as follows:

		Effect of
	Balance at	Currency		Balance at
	December 31,	and	Goodwill	September 30,
	2004	Other	Impairment	2005

ASG	$463	$(6)	$(83)	$374
HVTSG	123	(3)		120
Other	7			7

	$593	$(9)	$(83)	$501

      Goodwill is included in Investments and other assets in our condensed consolidated balance sheet.

Note 18.	Subsequent Events
      Operational and Strategic Initiatives — On October 17, 2005, our Board approved a number of operational and strategic initiatives to enhance the company’s financial performance. Charges related to these actions are expected to total $382, comprised of $361 in 2005 and $21 in 2006 and 2007. A total of $27 of these costs will require the use of cash. The program consists of the following actions:

•	Divestitures — Three businesses (engine hard parts products, fluid routing products and pump products) with annual revenues of $1,300 will be offered for sale. These businesses will be treated as “held for sale” beginning in the fourth quarter of 2005. A related after-tax impairment charge of $275 ($290 pre-tax) was recorded in the third quarter of 2005. See Note 17 for further discussion. Other charges to reduce the businesses to net realizable value will be recognized in the fourth quarter when the commitment to the plans was made.

•	Operational Realignment — The Commercial Vehicle operation of HTVSG will increase gear production and assembly activity at its Toluca, Mexico facility to relieve constraints at its principal gear plant in Kentucky and improve throughput at a Kentucky assembly plant. Also, ASG will close two facilities in Virginia and shift production in several other locations. We anticipate a fourth-quarter 2005 pre-tax charge of $9 and additional costs in 2006 and 2007 of $21 in association with these actions. We expect to make an additional cash investment of $7 over the next 12 months for the expansion of facilities in Mexico.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (In millions, except per share amounts) — (Continued)
      Dissolution of Spicer S.A. Joint Venture — In November 2005, we signed a letter of intent with DESC S.A. de C.V. (DESC) under which we and DESC will dissolve our existing Mexican joint venture, Spicer S.A. de C.V. (Spicer). We will assume 100% ownership of the Mexican subsidiaries of Spicer that manufacture and assemble axles and driveshafts, as well as related forging and foundry operations, in which we currently have an indirect 49% interest and 33% interest, respectively, through our ownership in Spicer. These operations had combined sales to Dana and to third parties of $290 for the trailing twelve months ended September 30, 2005. DESC, in turn, will assume full ownership of Spicer and its remaining subsidiaries that operate transmission and aftermarket gasket businesses in which DESC currently holds an indirect 51% interest through its ownership in Spicer. The transactions, which are expected to be completed in the first quarter of 2006, are subject to the negotiation and execution of a definitive agreement, approval by our Board and customary regulatory approvals.
      Accelerated Vesting of Certain Stock Options and SARs — On December 1, 2005, the Compensation Committee of our Board approved the immediate vesting of all unvested stock options and SARs held by employees of the company with an option exercise price of $15.00 or more per share or an SAR grant price of $15.00 or more.
      As a result, unvested stock options and SARs granted under our Amended and Restated Stock Incentive Plan (SIP) to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $18.23 per share, and 11,837 SARs with a weighted grant price of $21.97 became exercisable on December 1, 2005, rather than on the later dates when they would have vested in the normal course. Stock options and SARs granted under the SIP typically vest in 25% increments on each of the first four anniversary dates of the grant and expire ten years from the date of grant.
      The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would otherwise be required to record in future periods following our adoption of SFAS No. 123(R). We plan to adopt SFAS No. 123(R) in January 2006. If the vesting of the above stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $22 in the aggregate from 2006 through 2009. This $22 of expense will be recognized in the fourth quarter of 2005 as pro forma expense in the “Equity-Based Compensation” note to our consolidated financial statements for the year ending December 31, 2005.
      Plant Closures — In December 2005, we announced plans to consolidate our North American Thermal Products operations by mid-2006 to reduce operating and overhead costs and strengthen our competitiveness. Three facilities, located in Danville, Indiana; Sheffield, Pennsylvania; and Burlington, Ontario, employing 200 people, will be closed. We also announced work force reductions of approximately 500 people at our Structural Products plant in Thorold, Ontario and approximately 300 people at three Traction Products facilities in Australia, resulting from the expiration of supply agreements for truck frames and rear axle modules, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
      As discussed more fully in Note 2 in Item 1 of Part I, we have restated our consolidated financial statements for 2004 and the first two quarters of 2005. This discussion and analysis (MD&A) should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in our 2004 Form 10-K/ A and Forms 10-Q/ A for the first and second quarters of 2005.
Overview
      Dana is a leading supplier of axle, driveshaft, frame, engine, chassis, and transmission technologies. Our people design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to light automotive, commercial truck, and off-highway vehicle customers. We employ 46,000 people in 28 countries with world headquarters in Toledo, Ohio. Our stock is traded on the New York Stock Exchange under the ticker symbol DCN. Our Internet address is: www.dana.com.
      Our products are managed globally through two market-focused business units — the Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). The ASG primarily supports the original equipment manufacturers (OEMs) of light-duty vehicles (passenger cars, light trucks, vans, sport-utility vehicles, and crossover vehicles), with some driveshaft sales to the commercial vehicle market. The HVTSG supports the medium-duty and heavy-duty commercial truck (Class 5 through Class 8), bus and off-highway vehicle markets, with more than 90% of its sales in North America and Europe. The primary markets for off-highway vehicles are construction and agriculture. For further descriptions, see Note 13 in Item 1 of Part I.
      Our products are designed and manufactured to surpass our customers’ needs and help improve overall vehicle performance in areas such as ride and handling, safety, emissions, fuel economy and controlled noise, vibration and harshness.
Market Outlook
      Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with the annualized trends for 2005, are shown below.

	Production in Units

	Actual			Dana’s
				Outlook
	2002	2003	2004	2005

Light vehicle (in millions):
North America	16.4	15.9	15.8	15.7
Europe	20.8	19.6	20.5	20.7
Asia Pacific	18.1	20.5	21.8	22.7
South America	1.9	1.9	2.4	2.6
North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	189	196	225	242
Heavy-duty (Class 8)	181	177	263	333
Off-Highway (in thousands)*
North America	260	281	325	353
Western Europe	466	452	450	453
Asia-Pacific	443	480	526	549
South America	55	61	65	69

*	Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.

      A number of challenging factors are negatively impacting our markets and creating uncertainty.
      Fuel Prices and Erosion of the North American “Big Three” Market Share — North American light-vehicle production levels during the third quarter of 2005 were up about 2.6% when compared to the same period in 2004, with light truck production up about 3.4%, and passenger car production up about 1.5%. However, year-over-year, light vehicle production in North America for the first nine months of 2005 was down about 1.2% in total, with light truck production being down 2.3% and passenger car production up 0.4%.
      Light trucks comprise our primary business within the light vehicle market. In recent years, light truck sales have generally been stronger than those of passenger cars as consumer interest in sport utility and crossover vehicles increased. More recently, however, the higher price of gasoline has negatively impacted the traditional light truck market. The sport utility vehicles have experienced a significant drop in demand, largely attributable to rising fuel prices and interest in crossover vehicles.
      Negatively impacting us as well has been a continuing market share decline experienced by our two largest customers — Ford Motor Company (Ford) and General Motors Corporation (General Motors). Whereas total light truck production was down 2.3% in the first three quarters of 2005, production of Ford and General Motors light trucks was down about 11% and 10%, respectively.
      Throughout most of the first half of this year, inventories of light vehicles and passenger cars were higher than normal. Ford, General Motors, and DaimlerChrysler AG (DaimlerChrysler) continued using unprecedented incentive programs to stimulate sales during the third quarter of 2005, resulting in a reduction of overall excess inventory levels. At September 30, 2005, inventories of U.S. light-duty vehicles stood at 57 days of supply, 5% below the five-year average, although light vehicle inventories at Ford and DaimlerChrysler remained at levels higher than average.
      OEM Pricing Pressures — As light trucks have been important to the profitability of companies like Ford and General Motors, the decline in production and recent use of incentives have exerted increased pressure on their financial performance. As a result, we and other suppliers in the light vehicle market face the challenge of continued price reduction pressure from these customers.
      2007 Heavy-Duty Truck Emissions Regulations — The commercial vehicle market, on the other hand, is relatively strong. In North America — our biggest market — Class 8 production approximated 85,000 units in the third quarter of 2005, up about 21% from the 70,000 units produced in the same period last year. The North American medium-duty commercial vehicle market has similarly been strong, with 2005 production up about 8% from 2004. Inventories are relatively stable and there is a strong order backlog.
      More stringent heavy-truck emissions regulations will take effect in 2007 in the U.S. commercial truck market. We believe that 2006 will again be a strong year in the heavy-truck market due to pre-buying in advance of the effective date of the new emissions regulations. However, we are projecting that production levels will decline in 2007.
      High Commodity Prices — Increased steel and other raw material costs and energy costs have had a significant adverse impact on our results and those of others in our industry for the past two years. With steel particularly, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004, and these have continued throughout the current year. While leverage is clearly on the side of the steel suppliers at the present time, we have taken actions to mitigate the situation by consolidating purchases, taking advantage of OEMs’ resale programs where possible, finding new global steel sources, identifying alternative materials, and re-designing our products to be less dependent on steel. We are also working with our customers to recover the cost of steel increases, either in the form of increased selling prices or reductions in price-downs that they expect from us.
      Steel cost surcharges and base price increases, net of recoveries from our customers, reduced our before-tax profit by approximately $43 and $182 for the three months and nine months ended September 30, 2005, respectively. In 2004, three-month and nine-month profits before tax from continuing operations were reduced by $23 and $39 due to these surcharges and price increases. Income from discontinued operations before tax was also reduced by the higher steel cost of $8 and $17 for the three and nine months ended September 30, 2004. These impacts were determined by comparing current pricing to base steel prices in effect at the beginning of 2004. The higher impact of steel costs during the first nine months of 2005 also included the cost of finalizing contract settlements with certain suppliers.
      Customer and Supplier Bankruptcies — Another issue affecting our markets is both supplier and customer bankruptcies. Bankruptcies in our industry may force us to make price or term concessions and could create a potential for supply disruption or credit exposure.
United States Profitability
      The decline in our profit outlook became apparent in the third quarter of 2005 with the convergence of the external factors discussed above and the internal factors affecting us. We have not been able to achieve the level of expected cost reductions or improvements in manufacturing efficiencies during 2005. Continuing higher-than-expected costs for steel and other materials, as well as energy, were also a factor. Although less significant, ASG’s results have been impacted by lower-than-anticipated light-duty vehicle production volumes on vehicles with significant Dana content.
      As further discussed in “Results of Operations” and in Note 10 in Item 1 of Part I, in the third quarter of 2005, we recorded a valuation allowance against our net deferred U.S. tax assets, resulting in a $907 reduction to net income. Given the losses we have generated in recent years in the U.S. and the near-term prospects for continued losses, we concluded that we could no longer satisfy the accounting standard that future U.S. profitability would be “more likely than not.” Until such time as we are able to sustain profitability in the U.S., any loss or profits attributable to the U.S. will not be “tax effected” — meaning that the before-tax profit or loss amount will flow through to net income.
Our Actions
      In response to these external issues and our internal challenges, we are continuing to rationalize and restructure our core businesses. An area of critical focus for us is improving our overall profitability and reducing our cost structure. Moving forward, we want to operate efficiently as one integrated company focused on growing our core light- and heavy-duty drivetrain products, structures, thermal and sealing businesses. This refocused array will help us better serve our global automotive, commercial vehicle, and off-highway markets. Our recent actions are described below.
      In October 2005, we announced a series of operational and strategic initiatives to enhance Dana’s financial performance. These actions included narrowing the breadth of our product line through the divestiture of three businesses, operational restructuring in the ASG and HVTSG, workforce reductions and benefit cost reductions. The non-core businesses announced for sale are engine hard parts, fluid routing products, and pumps. Collectively these businesses employ approximately 9,800 people worldwide and represent 2004 sales of approximately $1,300. Within HVTSG, service parts operations will be moved from an assembly facility into an existing service parts operation. Assembly activity and gear production will also be increased at operations in Mexico. These actions are being taken to enhance efficiency, logistics and throughput in our Commercial Vehicle business. Within ASG, restructuring actions involve closing two facilities, as well as specific assembly and component lines, and consolidating their operations into existing facilities.
      In November 2005, we announced another strategic move to strengthen our core axle and driveshaft businesses. A letter of intent was signed with DESC S.A. de C.V. (DESC) under which we and DESC will dissolve our existing Mexican joint venture, Spicer S.A. de C.V. (Spicer). We will assume 100% ownership of the Mexican subsidiaries of Spicer that manufacture and assemble axles and driveshafts, as well as related forging and foundry operations, in which we currently have an indirect 49% interest and 33% interest, respectively, through our ownership in Spicer. DESC, in turn, will assume full ownership of Spicer and its remaining subsidiaries that operate transmission and aftermarket gasket businesses in which DESC currently holds an indirect 51% interest through its ownership in Spicer. This transaction is expected to be completed in the first quarter of 2006 and is subject to the negotiation and execution of a definitive agreement, approval by our Board, and customary regulatory approvals. As a result of this action, we will be better positioned to benefit from low-cost manufacturing efficiencies as well as top-line growth from fully owned core operations.
      In December 2005, we announced plans to consolidate our North American Thermal Products operations by mid-2006 to reduce operating and overhead costs and strengthen our competitiveness. Three facilities, located in Danville, Indiana; Sheffield, Pennsylvania; and Burlington, Ontario, employing 200 people, will be closed.
      We are now expecting to commence operation of our heavy axle joint venture with Dongfeng Motor Co., Ltd. in China during the first half of 2006, rather than during 2005 as previously anticipated.
      Other actions underway include global purchasing initiatives, deployment of lean manufacturing techniques, standardization of administrative processes, and the pursuit of value engineering activities by working with our customers to redesign existing components. Global sourcing presents opportunities to improve our competitive cost position. Likewise, we hope to take advantage of the higher expected growth in emerging markets such as China and India.
New Business
      Another continuing major focus for us is growing our revenue. In the OEM vehicular business, new business programs are generally awarded to suppliers well in advance of the expected start of production of a new model/platform. The amount of lead time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business usually coincides with model changes on the part of vehicle manufacturers. Given the OEMs’ cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the model/platform life, which is typically several years.
      In our markets, concentration of business with certain customers in certain geographic regions is common, so our efforts to achieve additional diversification are important. In the light vehicle market, we have been successful in gaining new business with several manufacturers based outside of the U.S. over the past several years. We expect greater customer diversity as more of this business comes on stream and we gain additional business with such customers. Overall, broadening our global presence is increasingly important.
      Net new business contributed approximately $500 to our 2005 sales and is expected to contribute another $900 to our core businesses in 2006 through 2008. The majority of this net new business is outside North America with customers other than the traditional Detroit-based “Big Three.” We are pursuing a number of additional opportunities which could further increase our new business for 2006 and beyond.

Results of Operations — Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(Restated)		(Restated)
Income (loss) before income taxes	$(351)	$(32)	$(328)	$64

Equity in earnings of affiliates net of minority interest	6	3	21	16

Income taxes
Provision — benefit (expense)	(9)	26	(5)	(2)
Valuation allowance	(920)	57	(920)	87

Income tax benefit (expense)	(929)	83	(925)	85

Income (loss) from continuing operations	(1,274)	54	(1,232)	165
Income (loss) from discontinued operations, net of tax		(12)		35
Effect of change in accounting	2		6

Net income (loss)	$(1,272)	$42	$(1,226)	$200

      The loss before income taxes for the three months ended September 30, 2005 included an asset impairment provision of $290 on long-lived assets and goodwill associated with businesses where divestiture was considered likely at September 30, 2005. (See Note 17 in Item 1 of Part I.) Adjusted for the impairment charges, the loss before income taxes for the three months ended September 30, 2005 is $29 higher than in 2004, while the nine-month loss before income taxes represents a decline of $102 in earnings compared to the same period in 2004. The unfavorable earnings performance is due primarily to the reduced operating margins discussed below, partially mitigated by higher other income and lower interest expense. For the three and nine months ended September 30, 2005, interest expense of $42 and $125 is down $11 and $32, respectively, compared to the same periods in 2004 due to lower average debt levels. Other income for the three and nine-month periods ended September 30, 2005 is up $19 and $40, respectively, primarily due to the inclusion in 2004 of pre-tax losses on sales of assets in our DCC operation.
      Net income for the third quarter of 2005 was also negatively impacted by a $920 valuation allowance provided against net U.S. deferred tax assets of $907 and net U.K. deferred tax assets of $13 as of the beginning of the third quarter of 2005. As discussed in Note 10 in Item 1 of Part I, we determined in this year’s third quarter that it was no longer more likely than not that future taxable income in the U.S. would be sufficient to ensure realization of the net deferred tax assets. Since benefits on losses in the U.S. and U.K. will no longer be recognized until our prospects for future U.S. and U.K. taxable income support the elimination of the valuation allowances, the $9 tax expense in the table above largely represents the tax provision on income of our international operations. Results for the 2004 periods included tax benefits for U.S. losses in those periods, whereas results for the third quarter of 2005 no longer included such benefits.
      Discontinued operations in 2004 consist of the automotive aftermarket businesses which we sold in November 2004.
      Sales of our continuing operations by region for the third quarters of 2005 and 2004 were as follows:

	Three Months
	Ended				Dollar Change Due To
	September 30,
			Dollar	%	Currency	Acquisitions/	Organic
	2005	2004	Change	Change	Effects	Divestitures	Change

North America	$1,476	$1,382	$94	7%	$19	$(5)	$80
Europe	452	397	55	14%	(1)		56
South America	259	172	87	51%	33		54
Asia Pacific	209	163	46	28%	10	14	22

	$2,396	$2,114	$282	13%	$61	$9	$212

      Organic change presented in the table above is the residual change in sales after excluding the effects of acquisitions, divestitures and currency movements. The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our third quarter 2005 sales. In North America, the currency effects were attributable primarily to a stronger Canadian dollar, while in Asia Pacific the increase was led by the effect of the stronger Australian dollar. The currency effect in South America resulted principally from a stronger Brazilian real.
      The organic sales increase in North America in the third quarter of 2005 was due primarily to the stronger Class 8 commercial vehicle market, where production was up by approximately 15,000 units from the same period in 2004, and to increased production in the light vehicle market of about 3%. An overall stronger off-highway market, as well as new business — primarily in the light duty and off-highway markets — also contributed to the higher sales.
      In Europe, the organic sales growth in the third quarter of 2005 resulted primarily from new off-highway business in HVTSG and light vehicle business in ASG that came on stream in 2005. In South America, the organic sales increase reflected new business in ASG, as well as stronger light vehicle production in that region.
Geographical Sales Analysis
      Sales of our continuing operations by region for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended				Dollar Change Due To
	September 30,
			Dollar	%	Currency	Acquisitions/	Organic
	2005	2004	Change	Change	Effects	Divestitures	Change

		(Restated)
North America	$4,687	$4,553	$134	3%	$54	$(5)	$85
Europe	1,507	1,255	252	20%	43		209
South America	713	454	259	57%	78		181
Asia Pacific	598	493	105	21%	22	42	41

	$7,505	$6,755	$750	11%	$197	$37	$516

      The strengthening of certain international currencies against the U.S. dollar since the first half of 2004 played a significant role in increasing our 2005 sales for the first nine months. In North America, the impact of the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while the increase in South America was due principally to the effect of a stronger Brazilian real. In Asia Pacific the increase was due to the stronger Australian dollar.
      Organic sales in North America were negatively impacted by lower light vehicle production of 1.2% in 2005. While passenger car production increased about 0.4%, the light truck segment was down 2.3%. Offsetting the weaker light-duty market were higher sales from new business added in 2005 and a stronger North American commercial vehicle market.
      Elsewhere in the world, during the first nine months of 2005, stronger commercial vehicle and off-highway production helped generate higher organic sales in Europe, where light vehicle production was fairly stable. New business programs with off-highway and light duty customers also contributed to the European sales growth. In South America, domestic volumes were higher in the first nine months of 2005, when compared to the same period last year, and sales also benefited from new business programs in ASG. The organic sales growth in Asia Pacific during the nine months of 2005 related primarily to net new business gains in the light vehicle market by ASG.

Results of Operations — Third Quarter 2005 versus Third Quarter 2004
Business Unit Sales Analysis
      Sales by segment for the three months ended September 30, 2005 and 2004 are presented in the following table. DCC did not record sales in either period.

	Three Months
	Ended				Dollar Change Due To
	September 30,
			Dollar	%	Currency	Acquisitions/	Organic
	2005	2004	Change	Change	Effects	Divestitures	Change

ASG	$1,745	$1,534	$211	14%	$57	$9	$145
HVTSG	642	559	83	15%	5		78
Other	9	21	(12)	(56)%			(12)

	$2,396	$2,114	$282	13%	$62	$9	$211

      New business gains in the third quarter of 2005 drove organic growth in ASG, primarily for structural and drivetrain products. The ASG also benefited, principally in driveshaft sales, from the stronger commercial vehicle market.
      In the commercial vehicle markets in both North America and Europe, production levels were much stronger in the third quarter of 2005, with the North American Class 8 segment being up about 21%. Overall, off-highway production levels have also been strong this year and new programs with off-highway customers have contributed to higher 2005 sales.
Margin Analysis
      An analysis of our third quarter 2005 and 2004 gross margins and selling, general and administrative expenses relative to sales is presented in the following table.
Gross margin

	As a
	Percentage of
	Sales
			Increase/	%
Three Months Ended September 30,	2005	2004	(Decrease)	Change

ASG	5.90%	7.50%	(1.60)%	(21.31)%
HVTSG	5.14%	12.16%	(7.02)%	(57.74)%
Consolidated	4.42%	7.10%	(2.68)%	(37.65)%
Selling, general and administrative expenses

	As a
	Percentage of
	Sales
			Increase/	%
Three Months Ended September 30,	2005	2004	(Decrease)	Change

ASG	4.63%	3.98%	0.65%	16.33%
HVTSG	5.04%	5.38%	(0.34)%	(6.31)%
Consolidated	5.68%	5.72%	(0.04)%	(0.69)%
      In ASG, the increased margin associated with higher sales was more than offset by higher overall costs. Start-up and launch costs associated with a new Slovakian operation in our actuation systems joint venture reduced margins by approximately $5 during the third quarter of 2005. Year-over-year net steel costs negatively impacted margins by about $5. This increase would have been larger except for the fact that in 2005 we benefited from our ability to purchase additional steel requirements through a customer resale program at more favorable prices. Higher costs associated with product quality related issues accounted for an additional $4 reduction in margin. Increases in other raw material, energy and other expenses more than offset the benefits generated from cost reduction programs like lean manufacturing.

      Similar to ASG, the benefit of higher sales is not evidenced in the overall HVTSG margins in the third quarter of 2005. Margins here were reduced by higher year-over-year steel costs, net of customer recoveries, of approximately $15. Steel costs in the year’s third quarter included higher surcharges incurred in connection with foreign, specialty steel purchase commitments. Additionally, the Commercial Vehicle group experienced significant production inefficiencies due to capacity constraints on its principal assembly facility. Consequent premium freight costs were $4 higher than last year’s third quarter. As well, certain activities typically performed internally were outsourced to better utilize available capacity, resulting in higher costs of about $2. Customer pricing adjustments and higher warranty costs in the Commercial Vehicle group reduced margins by about $5. Margins in the Off-Highway group were negatively impacted by ongoing restructuring costs and related production inefficiencies associated with the downsizing and relocation of production at its Brugge, Belgium and Statesville, North Carolina operations, resulting in higher year-over-year costs of approximately $4.
Results of Operations — Nine Months 2005 versus Nine Months 2004
Business Unit Sales Analysis
      Sales by segment for the first nine months of 2005 and 2004 are presented in the following table. DCC did not record sales in either period.

	Nine Months Ended				Dollar Change Due To
	September 30,
			Dollar	%	Currency	Acquisitions/	Organic
	2005	2004	Change	Change	Effects	Divestitures	Change

		(Restated)
ASG	$5,467	$4,966	$501	10%	$167	$37	$297
HVTSG	2,014	1,719	295	17%	30		265
Other	24	70	(46)	(65)%	0		(46)

	$7,505	$6,755	$750	11%	$197	$37	$516

      The ASG’s primary market — the North American light truck market — was down about 2.3% year-over-year through the first nine months of 2005. Despite these lower production levels, new business drove significant sales growth in 2005.
      In HVTSG, production levels in the commercial vehicle markets in both North America and Europe were much stronger, with the North American Class 8 segment being up by more than 8% in the first nine months of 2005, compared to the same period in 2004. Overall, off-highway production levels have also been strong in 2005, and new programs with off-highway customers have contributed to higher 2005 sales.
Margin Analysis
      An analysis of our nine-month 2005 and 2004 gross margins and selling, general and administrative expense by segment is presented in the following table.
Gross margin

	As a Percentage of
	Sales
			Increase/	%
Nine Months Ended September 30,	2005	2004	(Decrease)	Change

ASG	6.70%	8.78%	(2.08)%	(23.63)
HVTSG	6.90%	11.93%	(5.03)%	(42.13)
Consolidated	5.77%	8.39%	(2.62)%	(31.26)

Selling, general and administrative expenses

	As a
	Percentage of
	Sales
			Increase/	%
Nine Months Ended September 30,	2005	2004	(Decrease)	Change

ASG	4.04%	3.91%	0.13%	3.32
HVTSG	4.72%	5.70%	(0.98)%	(17.19)
Consolidated	5.50%	5.55%	(0.05)%	(0.90)
      During the first nine months of 2005, higher steel costs were a significant factor in ASG’s lower gross margins, accounting for $86 of the reduction. Outside of North America, ASG had some success recovering higher steel costs from customers. However, the major North American automotive OEM companies have generally resisted accepting any price increases associated with steel surcharges. The higher steel costs reduced ASG’s gross margin in 2005 approximately 1.5%. Gross margin in absolute dollars benefited from higher sales and cost reduction initiatives but was adversely affected by inflationary cost increases, pricing reductions, start-up and launch costs in a new Slovakian operation and other items.
      In HVTSG, margins were also adversely impacted by higher year-over-year steel costs, net of customer recoveries, of approximately $57. These higher net steel costs impacted HVTSG’s gross margin for the first nine months of 2005 by approximately 2.8%. As noted in the preceding discussion of our three-month results of operations, production inefficiencies in our Commercial Vehicle group due to constrained assembly capacity at current production levels have resulted in higher costs, more than offsetting the margin benefit of higher sales. Additionally, higher costs were experienced in this group during the first half of 2005 as a result of component shortages. Margins in the Off-Highway group of HVTSG have been negatively impacted in 2005 by restructuring and other costs associated with the realignment of operations in our Brugge, Belgium and Statesville, North Carolina facilities.
Liquidity and Capital Resources
Cash Flows — Nine Months 2005 versus Nine Months 2004
      Cash and cash equivalents increased for the nine months ended September 30, 2005 and 2004 are shown in the following table.

	Nine Months
	Ended
	September 30,
			Dollar
	2005	2004	Change

	(Restated)
Change in cash and cash equivalents —
Cash (used in) operating activities	$(300)	$(57)	$(243)
Cash provided by investing activities	80	92	(12)

	(220)	35	(255)
Cash (used in) provided by financing activities	316	(256)	572

Increase (decrease) in cash and cash equivalents	$96	$(221)	$317

      Overall, operating and investing activities used $220 of cash in the first nine months of 2005, compared to providing $35 in the same period in 2004, a decline of $255.

	Nine Months Ended
	September 30,
			Dollar
	2005	2004	Change

	(Restated)
Cash Flows — Operating Activities:
Net income (loss)	$(1,226)	$200	$(1,426)
Depreciation and amortization	227	273	(46)
Impairment charges	290	24	266
Effect of change in accounting	(6)		(6)
Loss (gain) on divestitures and asset sales	14	(57)	71
Deferred taxes	728	(72)	800
Other	(134)	(47)	(87)

	(107)	321	(428)
Increase in operating working capital	(193)	(378)	185

Net cash flows (used in) operating activities	$(300)	$(57)	$(243)

      The decline in operating results, as discussed in further detail above, was the primary reason for the decline in cash flow from operating activities. Also, working capital increased in the first nine months of 2005, but at a lesser rate than in the same period in 2004. The Other line is comprised of unremitted equity earnings and a decrease in deferred compensation.
      Our estimate of cash outlays related to realignment activities is approximately $13 for the fourth quarter of 2005.

	Nine Months
	Ended
	September 30,
			Dollar
	2005	2004	Change

	(Restated)
Cash Flows — Investing Activities:
Purchases of property, plant and equipment	$(193)	$(214)	$21
Payments received on leases and partnerships	70	10	60
Proceeds from sales of other assets	176	318	(142)
Other	27	(22)	49

Net cash flows from (used in) investing activities	$80	$92	$(12)

      Capital spending during the first nine months of 2005 was comparable to that for the period in 2004, as we maintained tight control over expenditures. Proceeds from asset sales decreased significantly as the number and size of DCC transactions declined in 2005 versus the same period in 2004, but a distribution related to liquidation of a partnership interest formerly held by DCC did occur in 2005.

	Nine Months
	Ended
	September 30,
			Dollar
	2005	2004	Change

	(Restated)
Cash Flows — Financing Activities:
Net change in short-term debt	$406	$181	$225
Payments of long-term debt	(45)	(405)	360
Issuance of long-term debt	21	5	16
Dividends paid	(54)	(53)	(1)
Other	(12)	16	(28)

Net cash flows from (used in) financing activities	$316	$(256)	$572

      We made draws on our accounts receivable securitization program and five-year bank facility to meet our working capital needs during the first nine months of 2005.
      During the third quarter of 2005, we refinanced certain of DCC’s non-recourse debt, extending the term to August 2010 and increasing the principal outstanding from $40 to $55. The remainder of our debt transactions during the first nine months of 2005 was generally limited to $45 of debt repayments, including a $35 scheduled payment at DCC, while in 2004 long-term debt was paid down.
      Dividend payments in the current year were even with the first nine months of 2004.
      Financing Activities — Our five-year bank facility, maturing on March 4, 2010, provides us with $400 in borrowing capacity. The interest rates under this facility equal the London interbank offered rate (LIBOR) or the prime rate, plus a spread that varies depending on our credit ratings. The facility requires us to meet specified financial ratios as of the end of calendar quarters, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes and depreciation and amortization (EBITDA) less capital expenditures to interest expense; and the ratio of net senior debt to EBITDA, with all terms as defined in the facility. As amended during June 2005, the ratios are: (i) net senior debt to tangible net worth of not more than 1.1:1; (ii) EBITDA less capital expenditures to interest expense of not less than 1.25:1 at September 30, 2005, 2.25:1 at December 31, 2005, and 2.50:1 thereafter; and (iii) net senior debt to EBITDA of not greater than 3.25:1 at September 30, 2005, 2.75:1 at December 31, 2005, and 2.50:1 thereafter. The ratio calculations are based on Dana’s consolidated financial statements with DCC accounted for on an equity basis. Prior to the end of the third quarter of 2005, we obtained waivers of compliance with these financial covenants at September 30, 2005. Subsequent extensions of the waivers were obtained as described below.
      Our accounts receivable securitization program helps us meet our periodic demands for short-term financing. This program provides up to a maximum of $275 in borrowings. The amounts available under the program are subject to reduction based on adverse changes in the credit ratings of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program has an annual renewal date of April 15.
      At September 30, 2005, borrowings outstanding under the various Dana lines consisted of $255 under the bank facility, $220 under the accounts receivable securitization program and $27 drawn by non-U.S. subsidiaries against uncommitted lines.
      We announced in September and October 2005, that we had lowered our 2005 earnings estimate and that we would establish a valuation allowance against our U.S. deferred tax assets and restate our financial statements for the first and second quarters of 2005, full-year 2004 and prior periods. In connection with those announcements, we obtained waivers under our bank and accounts receivable agreements of covenants requiring that our previously issued financial statements be prepared in accordance with accounting principles generally accepted in the United States (GAAP), any events of default that may have resulted or may result in connection with the announcements, and a waiver under the bank facility for all three financial covenants for the end of the third quarter of 2005. During the fourth quarter of 2005, we amended both the bank and the accounts receivable agreements and we obtained extensions of the existing waivers under these agreements, to May 31, 2006 for the bank facility and to the renewal date for the accounts receivable program. The extended waiver under the bank facility included a waiver of the financial covenants. In addition, the lenders waived non-compliance with other covenants related to the delayed filing or delivery of this report, as well as the reports for the earlier periods to be restated. As part of the amendment of the bank facility, we granted security interests in certain domestic current assets and machinery and equipment. As part of the amendments to the accounts receivable agreement, our minimum senior unsecured credit rating required thereunder was reduced from BB- from Standard and Poor’s and Ba3 from Moody’s to B- from Standard and Poor’s and B3 from Moody’s.
      As a result of the restatement of our financial statements for prior periods, the filing of this Form 10-Q for the quarterly period ended September 30, 2005 was delayed. By a notice dated November 25, 2005, an agent for the holders of at least 25% in the aggregate of outstanding notes issued under our 1997 Indenture notified us that the agent deemed our failure to timely file and deliver this Form 10-Q to be a default and asked us to remedy the default. Subsequently, by notices dated December 1, 2005, the trustee under our 1997 and 2004 Indentures notified us that defaults had occurred thereunder due to our failure to timely file and deliver this Form 10-Q and asked us to remedy the defaults. We have cured all such defaults with the filing of this Form 10-Q.
      We are in discussions with our bank group about modifications to the bank facility or a successor facility. However, there can be no assurance of the outcome of these discussions. If we do not amend or replace our bank facility as contemplated, and if our lenders were to exercise their rights thereunder when the current waivers expire, we would experience liquidity problems which would have a material adverse effect on the company, unless we obtained additional waivers or forbearance, or restructured our debt.
      We are currently working with our bank group and expect to have a modified or new facility in place before May 31, 2006, when the waivers discussed above expire. We expect our cash flows from operations and proceeds from divestitures, combined with the modified or new banks facility, to provide sufficient liquidity for the next twelve months. This includes funding our debt service obligations, projected working capital requirements, realignment obligations, capital spending, the investment in the Dongfeng joint venture in China and the investment required in connection with dissolving our joint venture with DESC in Mexico.
      Debt Reclassification — When we amended the bank facility in June 2005, we believed that we would meet the financial covenants established at that time during the following 12-month period. However, as a result of the restatement of our financial statements and changes in our earnings forecast, although we have obtained waivers of those financial covenants through May 31, 2006, we have determined that following the expiration of the waivers it is unlikely that we will be able to comply with the financial covenants for the 12-month period ending September 30, 2006. Non-compliance would trigger cross-acceleration provisions in some of our indenture agreements. Therefore, under the accounting requirements for debt classification, we have reclassified the $1,695 of our long-term debt that is subject to cross-acceleration as debt payable within one year. The $208 of outstanding notes issued under our August 2001 and March 2002 Indentures, $55 of DCC’s non-recourse debt and $17 of certain international borrowings continue to be classified as long-term debt.
      Swap Agreements — We are a party to two interest rate swap agreements, expiring in August 2011, under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. Converting the fixed interest rate to a variable rate is intended to provide a better balance of fixed and variable rate debt. Both swap agreements have been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a $3 non-current liability at September 30, 2005, which was offset by a decrease in the carrying value of long-term debt. This adjustment of long-term debt, which does not affect the scheduled principal payments, will fluctuate with the fair value of the agreements and will not be amortized as long as the swap agreements remain open. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements which generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $9 at September 30, 2005.
      As of September 30, 2005, the interest rate swap agreements provided for us to receive a fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on LIBOR, plus a spread. The average variable rate under these contracts approximated 8.9% at September 30, 2005.
      Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

      The following table summarizes our fixed cash obligations over various future periods as of September 30, 2005.

		Payments Due by Period

		Less than	1 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Principal of Long-Term Debt	$2,072	$1,802	$4	$132	$134
Operating Leases	543	83	140	98	222
Unconditional Purchase Obligations	212	185	24	1	2
Other Long-Term Liabilities	1,544	238	305	295	706

Total Contractual Cash Obligations	$4,371	$2,308	$473	$526	$1,064

      The Unconditional Purchase Obligations are comprised principally of commitments of our continuing operations for procurement of fixed assets and the purchase of raw materials.
      We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligations under these agreements are not fixed.
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
      In estimating the payments to be made through 2010, we considered recent payment trends and certain of our actuarial assumptions. We have not included in the table estimated pension contributions beyond 2005 due to the significant impact that variances in the return on plan assets and changes in discount rates might have on such amounts.
      In addition to fixed cash commitments, we may have future cash payment obligations under arrangements where we are contingently obligated if certain events occur or conditions are present. We have guaranteed $1 of short-term borrowings of a non-U.S. affiliate accounted for under the equity method of accounting. We have also guaranteed the performance of a wholly-owned consolidated subsidiary under several operating leases. The operating leases require the subsidiary to make monthly payments at specified amounts and guarantee, up to a stated amount, the residual values of the assets at the end of the leases. The guarantees are for periods of from five to seven years or until termination of the leases. We have recorded a liability and corresponding prepaid amount of $3 relating to these guarantees. In the event of a default by our subsidiary, we would be required to fulfill its obligations under the operating leases.
      When we order tooling on behalf of our customers, we use a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility, secured by the specific tooling purchase order. Management has been authorized by the Board to issue tooling guarantees up to $80 for these programs. At September 30, 2005, $2 was guaranteed under these programs.
      Included in cash and cash equivalents at September 30, 2005 are cash deposits of $68 to provide credit enhancement of certain lease agreements and to support surety bonds that allow us to self-insure our workers compensation obligations. A total of $66 of the deposits may not be withdrawn. These financial instruments are expected to be renewed each year. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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
Contingencies
      Class Action Lawsuits — As described in more detail in Item 1 of Part II of this report, five purported class actions have been filed in the U.S. District Court for the Northern District of Ohio naming Dana and our CEO and CFO as defendants. The complaints in these actions allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Motions have been filed to consolidate these cases and appoint a lead plaintiff.
      A separate purported class action has also been filed in the same court, alleging violations of the Employee Retirement Income Security Act (ERISA) on behalf of persons who have participated in the “Dana Employee Stock Option Plan” since April 21, 2004. The claims at issue in this case arise out of the same facts on which the federal securities law class actions are based and are asserted against the same defendants, as well as against the “Dana Corporation Investment Committee.” The plaintiffs allege breaches of the defendants’ ERISA fiduciary duties to the plan and plan participants and seek damages allegedly incurred by the plan participants as a result.
      In addition, a derivative action has been filed in the same court, naming our CEO and CFO and our Board of Directors as defendants. Among other things, the complaint in this action alleges breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the federal securities law class actions are based.
      Dana has also received letters from five shareholders demanding that the company commence legal proceedings against our directors and senior officers for alleged breaches of their fiduciary duties to the company arising from the same facts on which the federal securities law class actions are based. The shareholders seek damages allegedly incurred by Dana. The claims in these letters, as well as the derivative action described above, are being reviewed by the Audit Committee of our Board.
      Due to the preliminary nature of these lawsuits and demands, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. We have insurance coverage with respect to these matters, subject to a $25 deductible for lawsuits related to alleged violations of the federal securities laws, and we do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, there can be no assurance that the impact of any loss not covered by insurance would not be material.
      Legal Proceedings Arising in the Ordinary Course of Business — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed these pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage and surety bonds, and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

      Asbestos-Related Product Liabilities — We had approximately 88,000 active pending asbestos-related product liability claims at September 30, 2005, compared to 116,000 at December 31, 2004, including at both dates 10,000 claims that were settled but awaiting final documentation and payment. The reduced number of pending claims at September 30, 2005, was due primarily to the dismissal or removal to a suspense docket of a large number of claims during the third quarter, including approximately 12,000 claims in Mississippi. We had accrued $112 for indemnity and defense costs for pending asbestos-related product liability claims at September 30, 2005, compared to $139 at December 31, 2004. We accrue for pending claims based on our claims settlement and dismissal history.
      In the past, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future claims. However, more recently, our claims activity has become more stable following the dissolution of the Center for Claims Resolution (CCR), as described below, the implementation of our post-CCR legal and settlement strategy, and legislative actions that have reduced the volume of claims in the legal system. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future claims and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. Based on this analysis, we estimated our potential liability for the next fifteen years to be within a range of $70 to $120. Since the outcomes within that range are equally probable, we accrued the lower end of the range at September 30, 2005. While the process of estimating future claims is highly uncertain, we believe there are reasonable scenarios in which our expenditures beyond fifteen years, related to asbestos-related product liability claims would be de minimis. The effect of recording the $70 was reduced by our estimate of the portion of this liability that we expect to recovery under our insurance policies and through amounts received from insurance settlements that had been deferred. During the third quarter, we also reduced our estimated liability for pending claims, and our expected insurance recovery, for the decrease in active claims outstanding. These items resulted in an increase in pre-tax income of approximately $3 during the quarter.
      Generally accepted methods of projecting future asbestos-related product claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy, and settlement values. Although we do not believe that Dana products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts, and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced the range of estimated potential values described above.
      At September 30, 2005, we had recorded $87 as an asset for probable recovery from our insurers for both the pending and projected claims, compared to $118 recorded at December 31, 2004, solely for pending claims. During the second quarter of 2005, we received the final payment due us under an insurance settlement agreement that we had entered into with some of our carriers in December 2004. The asset recorded at September 30, 2005, reflects our assessment of the capacity of our remaining insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending and future claims, assuming elections under our existing coverage which we intend to adopt in order to maximize our insurance recovery.
      In October 2005, we signed a settlement agreement with another of our insurers pursuant to which we will receive cash payments totaling $8 from the insurer in exchange for the release of all rights to coverage for asbestos-related bodily injury claims under the settled insurance policies. We will receive the payments under this agreement in installments in 2006, and will apply them to reduce any recorded recoverable amount. Any excess over the recoverable amount will then be evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liability. That amount will be deferred, and the balance, if any, will be reported as income.
      In addition, we had a net amount recoverable from our insurers and others of $24 at September 30, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
      Other Product Liabilities — We had accrued $13 for contingent non-asbestos product liability costs at September 30, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range.
      Environmental Liabilities — We had accrued $66 for contingent environmental liabilities at September 30, 2005, compared to $73 at December 31, 2004. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.
      Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There have been no material changes in the facts underlying these estimates since December 31, 2004 and, accordingly, our estimated liabilities for the three Operable Units at this site at September 30, 2005 remained unchanged and were as follows:

•	Unit 1 — $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this Unit to date and our assessment of the likely allocation of costs among the PRPs;

•	Unit 2 — $14 for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and

•	Unit 3 — less than $1 for the costs of a remedial investigation and feasibility study pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.
      Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through September 30, 2005, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2005, we had a net receivable of $10 that we expect to recover from available insurance and surety bonds relating to these claims.
      Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on Dana could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. In particular, although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ significantly from what we currently project.
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
Change in Stock Option Valuation Method
      As discussed in Note 5 in Item 1 of Part I of this report, we modified the method used to determine the fair value of stock options in the first quarter of 2005 to the binomial method.
Change in Accounting for Warranty
      As discussed in Note 12 in Item 1 of Part I, we changed our method for accounting for warranty liabilities from estimating the liability based on the credit issued to the customer to the cost to settle the warranty claim.
Asbestos Claims
      In the past, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future claims. However, in the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future claims and related costs. Therefore, we analyzed our potential future costs for such claims. Based on this analysis, we estimated our potential liability for the next fifteen years to be within a range of $70 to $120. Since the outcomes within that range are equally probable, we accrued the lower end of the range at September 30, 2005. While the process of estimating future claims is highly uncertain, we believe there are reasonable scenarios in which our expenditures beyond fifteen years related to asbestos-related product liability claims would be de minimis. (See Note 11 in Item 1 of Part I for further information.)
Retiree Benefits
      We use several key assumptions to determine our obligations, funding requirements and expense under defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In addition, we consider the market related value of pension fund assets. Our assumptions were last revised in December 2004. Long-term interest rates in the U.S. which are used to determine the discount rate, while lower for much of 2005, have recently risen to levels near year end 2004. On the asset side, the actual rate of return on pension assets through December 31, 2005 in the U.S. approximated 11%, exceeding our 8.75% expected long-term rate. Considering the new rates, updated mortality tables and other factors, we believe that an increase will occur in the amount of our pension obligation, as well as our future pension expense in 2006. For our domestic plans, based on current interest rate levels we expect a discount rate for 2006 of 5.65%, which is slightly lower than the 5.75% rate we used in 2005. Our assumed long-term expected rate of return on assets for 2006 will be lowered to 8.5%, as compared to the 8.75% rate used in 2005.

      Using these assumptions, we expect the following changes for our domestic plans: (i) a charge to shareholders’ equity in the range of $100 to $150 to adjust minimum pension liability at December 31, 2005, compared to a credit of $90 at December 31, 2004; (ii) an increase in pension expense exclusive of any settlement or curtailment items from $1 in 2005 to an amount in the range of $20 to $25 in 2006; and (iii) cash contributions of $40, assuming minimum funding levels, that approximate 2005 contributions. Our international defined benefit plans cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as with the domestic plans. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used and on the actual rate of return on plan assets.
      The accounting guidance related to pension plans requires the recognition of a portion of the deferred actuarial losses if lump sum payments during the year exceed service and interest costs for the year. Due in part to the divestiture of the automotive aftermarket businesses in 2004, lump sum settlements paid to retirees are expected to exceed the threshold in 2005. The recognition of 10% of deferred actuarial losses in the results of operations would result in a charge of approximately $10 in the quarter ending December 31, 2005.
      Obligations and expense of medical and life insurance benefits provided to certain retired employees under post retirement benefit plans will also be impacted by changes in our assumptions. With the 2005 estimated discount rate of 5.65% being less than the 5.75% rate that we will use in 2006, we expect our expense to decrease in line with reported lower overall employment levels. The ultimate impact on financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.
Forward-Looking Information
      Forward-looking statements in this Form 10-Q are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our present expectations based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties.
      Our actual results could differ materially from those which we currently anticipate or project due to a number of factors. Among these factors are the following:

•	the cyclical nature of the vehicular markets we serve, particularly the heavy-duty commercial vehicle market;

•	changes in the competitive environment in our markets due, in part, to outsourcing and consolidation by our customers;

•	changes in national and international economic conditions that affect our markets, such as increased fuel prices and legislation regulating vehicle emissions;

•	potential adverse effects on our operations and business from terrorism or hostilities;

•	the strength of other currencies in the overseas countries in which we do business relative to the U.S. dollar;

•	increases in our commodity costs (including steel, other raw materials, and energy) that we cannot recoup in our product pricing;

•	our success in implementing our cost-savings, lean manufacturing and VA/ VE (value added/value engineering) programs;

•	changes in business relationships with our major customers and in the timing, size and continuation of their programs;

•	the ability of our customers to maintain their market positions and achieve their projected sales and production levels;

•	the ability of our suppliers to maintain their projected production levels and furnish critical components for our products, as well as other necessary goods and services;

•	competitive pressures on our sales from other vehicle component suppliers;

•	price reduction pressures from our customers;

•	our ability to meet the covenants in our bank agreement and to negotiate a new or modified bank facility; and

•	our ability to complete our previously announced strategic actions as contemplated, including the divestiture of our non-core engine hard parts, fluid products and pump products businesses; the operational restructuring in our Automotive Systems Group and our Commercial Vehicle business; the dissolution of our Mexican joint venture, Spicer S.A. de C.V.; and the finalization of our Chinese joint venture, Dongfeng Axle Co., Ltd.
      Our results could also be affected by other factors set out elsewhere in this Form 10-Q, including those discussed under the captions Financing Activities and Contingencies within “Liquidity and Capital Resources” in Item 2 of Part I.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes to our exposures to market risk since December 31, 2004.
      The financing activities of the first nine months of 2005 are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.

Item 4.	Controls and Procedures
      Disclosure Controls and Procedures — We maintain controls and procedures designed to ensure that the information disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
      In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. During the third quarter, management initiated an investigation into the matter, corporate management found other incorrect accounting entries related to a customer agreement within the same business unit, and informed the Audit Committee of the Board of its findings.
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
      Based upon the investigations described above, and as a result of the material weaknesses discussed in Item 9A of our 2004 Form 10-K/A, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of September 30, 2005.
      You can find more information about the investigations, the material weaknesses and their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions that we have taken or are planning to take to remediate the material weaknesses in Item 9A of our 2004 Form 10-K/A , which is incorporated by reference into this Item 4.
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
      In the third quarter of 2005, we took a number of actions, as discussed in Item 9A of our 2004 Form 10-K/A, to address the material weaknesses in our internal control over financial reporting:
      (i) To ensure that any employee concerned with activity believed to be improper will bring his or her concerns to the prompt attention of management, we took the following actions:

•	Within the Commercial Vehicle business unit, we installed a new senior management team, reassigned several controllers, and added support resources to the finance staff; and

•	To further improve the visibility to management of potential issues, we began requiring our controllers at all levels to make their quarterly certifications and representations directly to our CEO and CFO, as well as to their immediate supervisors. Copies of these quarterly controller certifications are also being sent to Internal Audit to aid in identifying potential audit issues.
      (ii) We took the following steps to improve our internal control over financial reporting:

•	We augmented the resources in our corporate accounting department;

•	Outside of the corporate accounting department, we continued to add financial personnel as necessary throughout the company to provide adequate resources with appropriate levels of experience and GAAP knowledge;

•	We dedicated human resource personnel to track the training and career paths of our finance personnel and reassess the competency requirements for our key financial positions and our overall financial staffing needs;

•	We dedicated information technology (IT) personnel to assist in planning for the future IT needs of our finance function;

•	We continued to deploy account reconciliation software to all of our major facilities to allow for access and review of reconciliations from a central location;

•	We began an independent review of the effectiveness of our internal audit function and, as a result of the review, we will broaden the nature and extent of work that our internal audit department performs by increasing the size of the department and enhancing the competency of its people.
      Apart from these actions, there were no changes that occurred during the quarter ended September 30, 2005, that have materially affected or were reasonably likely to materially affect Dana’s internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      Dana is a party to the lawsuits described below, as well as various pending judicial and administrative proceedings arising in the ordinary course of business. After reviewing the lawsuits and proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
      New Lawsuits — Dana, our CEO and our CFO have been named as defendants in five purported class actions filed in the U.S. District Court for the Northern District of Ohio: John Johnson v. Dana Corporation, et al. (filed October 5, 2005); Howard Frank v. Dana Corporation, et al. (filed October 12, 2005); Amalgamated Workers Union Local 88 Welfare Fund v. Dana Corporation, et al. (filed October 21, 2005); Donald J. Doty v. Dana Corporation, et al. (filed November 2, 2005); and Alvin Greenberg v. Dana Corporation et al. (filed December 5, 2005). The complaints in these actions allege violations of the U.S. securities laws arising from the issuance of false and misleading statements about Dana’s financial performance and failures to disclose material facts necessary to make these statements not misleading, the issuance of financial statements in violation of generally accepted accounting principles and SEC rules, and the issuance of earnings guidance that had no reasonable basis. The plaintiffs allege that the price at which Dana’s shares traded at various times was artificially inflated as a result of the defendants’ alleged wrongdoing. A sixth action, Kent Bates v. Dana Corporation, et al., was filed in the same court on October 19, 2005, and voluntarily dismissed on December 5, 2005.
      Dana, our CEO, our CFO, and “Dana Corporation Investment Committee” have been named as defendants in a separate purported class action filed in the U.S. District Court for the Northern District of Ohio: Jane Johnson v. Dana Corporation, et al. (filed November 15, 2005). This complaint alleges violations of the Employee Retirement Income Security Act (ERISA) on behalf of persons who participated in the “Dana Employee Stock Option Plan.” The claims at issue in this case arise out of the same facts on which the federal securities law class actions are based. The plaintiff cites ERISA Sections 404(a)(1) and 405(a) for alleged breaches of the defendants’ ERISA fiduciary duties to the plan and plan participants.
      Dana and the other defendants believe the allegations in the above actions are without merit and will defend these lawsuits vigorously.
      Our CEO, our CFO, and the members of our Board of Directors have been named as defendants in a derivative action filed in the U.S. District Court for the Northern District of Ohio: Traute Weidman, derivatively on behalf of Dana Corporation v. Michael J. Burns, et al. (filed December 8, 2005). This complaint alleges breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the federal securities law class actions are based. The complaint also asserts a common law claim for unjust enrichment and asserts a claim under Section 304 of the Sarbanes-Oxley Act of 2002 against our CEO and CFO.
      Dana has also received from five shareholders letters demanding that the company commence legal proceedings against its directors and senior officers for alleged breaches of their fiduciary duties to Dana arising from the same facts on which the federal securities law class actions are based. The claims in these letters, as well as the derivative action described above, are being reviewed by the Audit Committee of Dana’s Board.
      Resolved Lawsuits — We previously reported various lawsuits that were filed in 2003 in connection with the tender offer for the outstanding shares of our common stock that Delta Acquisition Corp., a subsidiary of ArvinMeritor, Inc., commenced in July 2003 and ultimately withdrew in November 2003. During the third quarter of 2005, the two remaining lawsuits, both purported shareholder derivative actions, were dismissed voluntarily by the plaintiffs’ counsel. These lawsuits were In re Dana Corporation Shareholder Litigation, filed in the Circuit Court for the City of Buena Vista, Virginia and Kincheloe v. Dana Corp., et al., filed in the U.S. District Court for the Western District of Virginia.
      Other Information — You can find more information about our legal proceedings under Note 11 in Item 1 of Part I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Dana did not sell any equity securities during the third quarter of 2005 that were not registered under the Securities Act of 1933, as amended.
      During the third quarter of 2005, Dana repurchased the following shares in connection with (i) the vesting of restricted stock to satisfy the required payment of withheld income taxes and (ii) the exercise of stock options to satisfy the payment of the exercise price and/or withheld income taxes.

	Total Number
	of Shares	Average Price
Period	Purchased	Paid per Share

July 2005	2,806	$12.85
August 2005	—	—
September 2005	48	13.42

	2,854	$12.86

Item 6.	Exhibits
      The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report. Exhibits Nos. 10-X and 10-Y are compensatory plans in which our executive officers participate.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

DANA CORPORATION
Date: January 17, 2006

/s/ Robert C. Richter

Robert C. Richter
Chief Financial Officer

Exhibit Index

10-X	First Amendment to Additional Compensation Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 6, 2005
10-Y	Supplemental Executive Retirement Plan for Nick Stanage	Filed by reference to Exhibit 99.1 to our Form 8-K filed on January 9, 2006
31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report
31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report
32	Section 1350 Certifications	Furnished with this report