Form 10-K
period 2005-12-31
DANA CORP
filed 2006-04-27
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
Commission file number 1-1063
Dana Corporation
(Exact name of registrant as specified in its charter)

Virginia	34-4361040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(419) 535-4500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $1 par value	None
Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act     Yes ☐          No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2) of the Act.     Yes ☐          No ☑
     The aggregate market value of the voting common stock held by non-affiliates of the registrant committed by reference to the average high and low trading prices of the common stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was approximately $2,249,917,913.
     There were 150,389,814 shares of registrant’s common stock, $1 par value, outstanding at March 31, 2006.

DANA CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

FORWARD-LOOKING INFORMATION
      Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our present expectations based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those we currently anticipate or project due to a number of factors, including the following and those discussed elsewhere in this report, including Items 1A, 7 and 7A.

•	The reorganization of Dana and forty of our wholly-owned domestic subsidiaries under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), that may have adverse consequences for us and our stakeholders and may or may not be successful;

•	The cyclical nature of the vehicular markets we serve, particularly the heavy-duty commercial vehicle market;

•	Changes in national and international economic conditions that affect our markets, such as increased fuel prices and legislation regulating vehicle emissions;

•	Increases in our commodity costs (including steel, other raw materials and energy) that we cannot recoup in our product pricing;

•	Price reduction pressures from our customers;

•	Changes in business relationships with our major customers and in the timing, size and continuation of their various programs;

•	Competitive pressures on our sales from other vehicle component suppliers;

•	Potential bankruptcy or consolidation of key customers or suppliers;

•	The ability of our customers to maintain their market positions and achieve their projected sales and production levels;

•	Changes in the competitive environment in our markets due, in part, to outsourcing and consolidation by our customers;

•	Our ability to complete our previously announced strategic actions as contemplated, including the divestiture of our non-core engine hard parts, fluid products and pump products businesses; the operational restructuring in our Automotive Systems Group and our Commercial Vehicle business; the dissolution of our Mexican joint venture with DESC, and the establishment of our Chinese joint venture, Dongfeng Dana Axle Co., Ltd.;

•	The ability of our suppliers to maintain their projected production levels and furnish critical components for our products, as well as other necessary goods and services;

•	Our success in implementing our cost-savings, lean manufacturing and VA/ VE (value added/value engineering) programs;

•	The strength of other currencies in the overseas countries in which we do business relative to the U.S. dollar; and

•	Potential adverse effects on our operations and business from terrorism or hostilities.

PART I
(Dollars in millions, except per share amounts)

Item 1.	Business
General
      Dana Corporation (Dana, the Company, we), headquartered in Toledo, Ohio, is a leading supplier of axle, driveshaft, frame, and sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 44,000 people and operate 116 major facilities in 28 countries.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
      On March 3, 2006 (the Filing Date), Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) nor any of our non-U.S. affiliates commenced any bankruptcy proceedings. The wholly-owned subsidiaries included in the Bankruptcy Cases are Dakota New York Corp., Brake Systems, Inc., BWDAC, Inc., Coupled Products, Inc., Dana Atlantic LLC f/k/a Glacier Daido America, LLC, Dana Automotive Aftermarket, Inc., Dana Brazil Holdings I LLC f/k/a Wix Filtron LLC, Dana Brazil Holdings LLC f/k/a/ Dana Realty Funding LLC, Dana Information Technology LLC, Dana International Finance, Inc., Dana International Holdings, Inc., Dana Risk Management Services, Inc., Dana Technology Inc., Dana World Trade Corporation, Dandorr L.L.C., Dorr Leasing Corporation, DTF Trucking, Inc., Echlin-Ponce, Inc., EFMG LLC, EPE, Inc., ERS LLC, Flight Operations, Inc., Friction Inc., Friction Materials, Inc., Glacier Vandervell Inc., Hose & Tubing Products, Inc., Lipe Corporation, Long Automotive LLC, Long Cooling LLC, Long USA LLC, Midland Brake, Inc., Prattville Mfg., Inc., Reinz Wisconsin Gasket LLC, Spicer Heavy Axle & Brake, Inc., Spicer Heavy Axle Holdings, Inc., Spicer Outdoor Power Equipment Components LLC, Torque-Traction Integration Technologies, LLC, Torque-Traction Manufacturing Technologies, LLC, Torque-Traction Technologies, LLC and United Brake Systems Inc.
      The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity so that we emerge from bankruptcy as a stronger, more viable company. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 to 24 months.
      Several factors have severely impacted our operations and financial performance and ultimately prompted liquidity pressures that necessitated the filing of the Bankruptcy Cases. Among other things, we have faced a continued decline in the market share of our largest customers — U.S.-based original equipment manufacturers (OEMs) — which has resulted in increased pricing pressures from the OEMs; continued high commodity prices, including costs of steel and other raw materials; rising energy costs; the tightening of available trade credit; the increased cost of capital and global economic factors. These factors have not affected us in isolation, but are a symptom of a much broader downturn in the U.S. auto market.
      In March 2006, the Bankruptcy Court granted final approval of our debtor-in-possession (DIP) credit facility (DIP facility or DIP Credit Agreement) under which we may borrow up to $1,450. This facility provides funding to continue our operations without disruption to our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition (i.e., after the Filing Date). These include orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition (i.e., pre-Filing Date) wages and salaries, honor our obligations to our customers and pay some or all of the pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.
      An official committee of the Debtors’ unsecured creditors has been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committee’s costs and expenses, including those of their counsel and financial advisors.
      While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Shares of our common stock may have little or no value and there can be no assurance that they will not be cancelled pursuant to our reorganization plan. Since March 3, 2006, our common stock has been traded on the Over The Counter Bulletin Board (OTCBB) under the symbol “DCNAQ.”
      Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Debtors will agree to perform their obligations and cure certain existing defaults under the contract or lease and “rejecting” them means that the Debtors will be relieved of their obligations to perform further under the contract or lease, which will give rise to a pre-petition claim for damages for the breach thereof. In March and April 2006, the Bankruptcy Court authorized the Debtors to reject certain unexpired leases and subleases.
      We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be resolved under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when we will file the plan or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our reorganization goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy there will be no certainty about our ability to continue as a going concern. If a reorganization is not completed, we could be forced to sell a significant portion of our assets to retire outstanding debt or, under certain circumstances, to cease operations.
Our Business
      We have two primary business units: the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG). ASG recorded sales of $5,941 in 2005. Its largest customers were Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (DaimlerChrysler). At December 31, 2005, this group employed 35,200 people and had 91 facilities in 19 countries. HVTSG generated sales of $2,640 in 2005. Its largest commercial vehicle customers were PACCAR Inc, Volvo Group and International Truck & Engine Corp. Its largest off-highway customers included Deere & Company, AGCO Corporation and the MANITOU Group. At December 31, 2005, the group employed 7,400 people and had 20 facilities in 8 countries.
      Our business units serve three primary markets with the following products:

•	Automotive market — We make axles; driveshafts; structural products; chassis, steering, and suspension components; engine sealing and thermal management products; and related service parts for light vehicles, including light trucks (pickup trucks, sport-utility vehicles or SUVs, vans, and crossover vehicles or CUVs) and passenger cars.

•	Commercial vehicle market — We make axles; driveshafts; chassis and suspension modules; ride controls and related modules and systems; engine sealing and thermal management products; and

related service parts for Class 5-8 medium- and heavy-duty trucks, recreational vehicles, specialty market vehicles, buses and motor coaches.

•	Off-highway market — We make axles; transaxles; driveshafts; brakes; suspension components; transmissions; electronic controls; related modules and systems; engine sealing and thermal management products; and related service parts for construction machinery; leisure/utility vehicles; and outdoor power, agricultural, mining, forestry and material handling equipment for use in a variety of non-vehicular, industrial applications.

      Dana has several strategic alliances and joint venture partners that strengthen its marketing, manufacturing and product-development capabilities and broaden its product portfolio. These partners help Dana to better serve its diverse and global customer base. Among them are:

•	Bendix Commercial Vehicle Systems LLC (Bendix) — Bendix Spicer Foundation Brake LLC, a joint venture formed by Bendix and Dana, integrates the braking systems expertise from Bendix and its parent, the Knorr-Bremse Group, with the axle and brake integration capability of Dana to offer a full portfolio of advanced wheel-end braking systems components and technologies.

•	Eaton Corporation — Eaton and Dana together offer the Roadranger® solution, an industry-leading combination of drivetrain, chassis and safety components and services backed by sales, service and technical consultants called the Roadrangers.

•	GETRAG GmbH & Cie KG — Dana has a 30% equity stake in GETRAG GmbH & Cie KG, the parent company of the GETRAG group of companies and a 49% share of GETRAG’s North American operations. In 2004 the two companies bought a 60% share of Volvo Car Corporation’s operations in Koping, Sweden to form GETRAG All Wheel Drive AB. Most recently, Dana and GETRAG expanded their strategic alliance to jointly develop electronically controlled limited-slip differentials and electronic torque couplings.
      In October 2005, three businesses (engine hard parts, fluid products and pump products) were approved for divestiture by our Board. These businesses employ approximately 9,800 people in 44 operations worldwide with annual revenues exceeding $1,200 in 2005. These businesses are presented in our financial statements as discontinued operations.
      We have long served as one of the largest suppliers to the North American aftermarket. Nearly all of our automotive aftermarket operations were conducted through our Automotive Aftermarket Group (AAG). The sale of substantially all of AAG was completed in November 2004. Those businesses are presented in our financial statements as discontinued operations. See Note 15 to our consolidated financial statements for additional information.
      We were also a leading provider of lease financing services in selected markets through DCC. However, in 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our core businesses. Over the last four years, we have sold significant portions of DCC’s portfolio assets, reducing this portfolio from $2,200 in December 2001 to approximately $560 at the end of 2005.

Geographic
      We maintain administrative organizations in four regions — North America, Europe, South America and Asia Pacific to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our business units. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific

Canada	Austria	Slovakia	Argentina	Australia
Mexico	Belgium	South Africa	Brazil	China
United States	France	Spain	Colombia	India
	Germany	Sweden	Uruguay	Japan
	Hungary	Switzerland	Venezuela	South Korea
	Italy	United Kingdom		Taiwan
Thailand
Turkey
      Our international subsidiaries and affiliates manufacture and sell a number of products similar to those we produce in the U.S. Operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations. See additional risk factors in Item 1A.
      Non-U.S. sales were $4,190 of our 2005 consolidated sales. Non-U.S. net income was $180, as compared to a consolidated net loss of $1,605 in 2005. These amounts include $14 of equity in earnings of international affiliates. More information can be found in Note 16 to our consolidated financial statements.
Customer Dependence
      We have thousands of customers around the world and have developed long-standing business relationships with many of them. Ford and General Motors were the only individual customers accounting for 10% or more of our consolidated sales in 2005. We have been supplying products to these companies and their subsidiaries for many years. As a percentage of total sales from continuing operations, sales to Ford were approximately 26% in 2005, 2004 and 2003; sales to General Motors were 11%, 11% and 10% in 2005, 2004 and 2003 while sales to Daimler Chrysler were 6%, 9% and 12% in 2005, 2004 and 2003. PACCAR, Navistar, Renault-Nissan, Volvo Truck and Toyota represent our next five largest customers and in the aggregate accounted for approximately 20% and 18% of our 2005 and 2004 revenues.
      Loss of all or a substantial portion of our sales to Ford, General Motors or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced. There would be no assurance that the lost volume would be replaced. We continue to work to diversify our customer base and geographic footprint.

Products
      Sales of our business units by class of product for the last three years are as follows:

	Percentage of
	Consolidated Sales

	2005	2004	2003

ASG
Traction (Axle)	28.3%	29.4%	30.2%
Torque (Driveshaft)	13.1	13.4	13.3
Structures	14.6	13.8	12.7
Sealing	7.8	8.1	8.3
Thermal	3.6	4.0	5.3
Other	1.5	0.5	0.6

Total ASG	68.9	69.2	70.4
HVTSG
Traction (Axle)	23.5	22.4	19.5
Torque (Driveshaft)	3.4	3.4	3.5
Other	3.8	3.8	5.4

Total HVTSG	30.7	29.6	28.4
Other	0.4	1.2	1.2

TOTAL	100.0%	100.0%	100.0%

Sources and Availability of Raw Materials
      We use a variety of raw materials in the production of our products, including steel and products containing steel, forgings, castings and bearings. Other commodity purchases include aluminum, brass, copper and plastics. Our operating units purchase most of the raw materials they require from suppliers located within their local geographic regions. Generally, these materials are available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations are dependent on single sources for some raw materials as a result of the consolidations we have been making in our supply base in an effort to manage and reduce our production costs. While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material, from time to time, due to strong demand, capacity limitations and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers when they have requested them.
      We face supplier issues related to our bankruptcy regarding our suppliers’ concern over non-payment of pre-petition services and products and the uncertainty created by a bankruptcy filing. This could affect our ability to negotiate new contracts and terms with our suppliers on an ongoing basis.
      High steel and other raw material costs, primarily resulting from limited capacity and high demand had a major adverse effect on our results of operations during 2005, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Seasonality
      Our businesses are generally not seasonal. However, our sales are closely related to the production schedules of our OEM customers and historically those schedules have been weakest in the third quarter of the year. Additionally, international customers typically shut down production during portions of the second and fourth quarters of each year.

Backlog
      A substantial amount of the business we are awarded by OEMs is granted well in advance of the program launch. These awards typically extend through the life of the given platform. Our backlog, which reflects estimated future revenues from signed contracts, is based on the projected remaining volume under these programs. See New Business in Item 7 for additional comments related to the awarding of business.
Competition
      Within each of our market segments, we compete with a variety of independent suppliers and distributors, as well as the in-house operations of certain OEMs. We compete primarily on the basis of price, product quality, technology, delivery and service. A summary by operating segment is set forth below:
      Automotive Systems Group — We are one of the primary independent suppliers in torque and traction technologies (axles, driveshafts and drivelines), structural solutions (frames) and system integration technologies (including advanced modularity concepts and systems). Our primary competitors include American Axle, in-house operations of DaimlerChrysler, GKN, Magna, Tower Automotive, ThyssenKrupp, Visteon and ZF Group. We are also one of the leading independent suppliers of sealing systems (gaskets and cam covers) and thermal management (thermal acoustical shields, heat exchangers and small radiators). On a global basis, our primary competitors in sealing systems are ElringKlinger, Federal-Mogul and Freudenberg NOK. Competitors in thermal management include Behr, Delphi, Modine and Valeo.
      Heavy Vehicle Technologies and Systems Group — We are one of the primary independent suppliers of axles, driveshafts and other products for both the medium- and heavy-truck markets, as well as various off-highway segments. We also specialize in the manufacturing of off-highway transmissions. Our primary competition in North America includes ArvinMeritor in the medium- and heavy-truck markets. Major competitors in Europe include OEMs’ vertically integrated operations in the heavy-truck markets, as well as Carraro, ZF Group and OEMs’ vertically integrated operations in the off-highway markets.
Patents and Trademarks
      Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. We are involved with many product lines and the loss or expiration of any particular patent would not materially affect our sales and profits.
      We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Victor Reinz® and Long® trademarks are widely recognized in their respective industries.
Research and Development
      From the company’s introduction of the automotive universal joint in 1904, Dana has been focused on technological innovation. Our objective is to be an essential partner to our customers and remain highly focused on offering superior product quality and technologically advanced products competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.
      We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2005,

ASG had six technical centers and HVTSG had two. Our spending on engineering, research and development and quality control programs was $275 in 2005, $269 in 2004 and $252 in 2003.
      Our engineers are helping to develop and commercialize is fuel cell components and sub-systems by working with a number of leading light-vehicle manufacturers in this area. Specifically, we are developing fuel-cell stack components, such as metallic and composite bipolar plates; balance-of-plant technologies, particularly thermal management sub-systems with heat exchangers and electric pumps; and fuel-processor components and sub-systems.
Employment
      Our worldwide employment (including consolidated subsidiaries) was approximately 44,000 people at December 31, 2005. This includes approximately 9,800 employees in the three businesses (engine hard parts, fluid products and pump products) to be divested, which are classified as discontinued operations, as well as 1,000 employees that could be affected by workforce reductions and plant closures in 2006.
Environmental Compliance
      We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a materially adverse effect on our earnings or competitive position in 2005. We do not anticipate that future environmental compliance costs will be material. See Notes 1 and 13 to our consolidated financial statements for additional information.
Executive Officers
      The following table contains information about our current executive officers. Messrs. Burns, DeBacker, Hiltz, Miller and Stanage are members of Dana’s Executive Committee, which is responsible for our corporate strategies and partnership relations and for the development of our people, policies and philosophies.

Name	Age	Title

Michael J. Burns	54	Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer
Michael L. DeBacker	59	Vice President, General Counsel and Secretary
Richard J. Dyer	50	Vice President and Chief Accounting Officer
Kenneth A. Hiltz	53	Chief Financial Officer
Paul E. Miller	54	Vice President — Purchasing
Nick L. Stanage	47	President — Heavy Vehicle Products
      Mr. Burns has been our Chief Executive Officer (CEO), President and a director of the company since March 2004 and our Chairman of the Board and Chief Operating Officer since April 2004. He was previously President of General Motors Europe from 1998 to 2004.
      Mr. DeBacker has been a Vice President of Dana since 1994 and our General Counsel and Secretary since 2000. He is also our Chief Compliance Officer.
      Mr. Dyer has been a Vice President since December 2005 and our Chief Accounting Officer since March 2005. He was Director of Corporate Accounting from 2002 to 2005 and Manager, Corporate Accounting from 1997 to 2002.
      Mr. Hiltz has been our Chief Financial Officer (CFO) since March 2006. He served as CFO at Foster Wheeler Ltd. (a global provider of engineering services and products) from 2003 to 2004 and as Chief Restructuring Officer and CFO of Hayes Lemmerz International, Inc. (a global supplier of automotive and commercial wheels, brakes, powertrain, suspension, structural and other lightweight components) from 2001 to 2003. Mr. Hiltz has been a Managing Director of AlixPartners LLC (a financial advisory firm specializing in performance improvement and corporate turnarounds) since 1991.

      Mr. Miller has been our Vice President — Purchasing since joining Dana in May 2004. He was formerly employed by Delphi Corporation (a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology) where he was employed at Delphi Packard Electric Systems as Business Line Executive, Electrical/ Electronic Distribution Systems from 2002 to 2004, and at Delphi Delco Electronics Systems as General Director — Sales, Marketing and Service from 2001 to 2002 and Executive Director International Regions — Sales and Marketing from 1998 to 2001.
      Mr. Stanage has been President, Heavy Vehicle Products since December 2005. He joined Dana in August 2005 as Vice President and General Manager of our Commercial Vehicle Group. He was formerly employed by Honeywell International (a diversified technology and manufacturing leader, serving customers worldwide with aerospace products and services; control technologies for buildings, homes and industry; automotive products; turbochargers; and specialty materials), where he served as Vice President and General Manager of the Engine Systems & Accessories Division during 2005, and in the Customer Products Group as Vice President, Integrated Supply Chain & Technology from 2003 to 2005 and Vice President, Operations from 2001 to 2003.
      All of our executive officers were re-appointed to their positions by our Board at its annual organizational meeting in April 2006 and serve at the Board’s pleasure.
Available Information
      Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on or through our Internet website (http://www.dana.com/investors) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (SEC). We also post our Board Governance Principles, Directors’ Code of Conduct, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address. Copies of these posted materials are available in print, free of charge, to any shareholder upon request from: Investor Relations Department, P.O. Box 1000, Toledo, Ohio 43697; or via telephone at 419-535-4635 or e-mail at InvestorRelations@dana.com.
Item 1A.  Risk Factors
General
      We may be impacted by events and conditions that affect the automotive, commercial vehicle and off-highway industries that we serve, as well as by factors specific to our company. Some risks are interrelated and it is possible that some risks could trigger other risks described below. Among the risks that could materially adversely affect our business, financial condition or results of operations are the following.
      Dana Corporation and forty of its wholly-owned subsidiaries filed for reorganization under Chapter 11 of the Bankruptcy Code on March 3, 2006 and are subject to the risks and uncertainties associated with the Bankruptcy Cases. For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include our ability to continue as a going concern; operate within the restrictions and the liquidity limitations of the DIP facility; obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time; develop, prosecute, confirm and consummate a plan of reorganization; obtain and maintain normal terms with suppliers and service providers and maintain contracts that are critical to our operations; attract, motivate and retain key employees; attract and retain customers; and fund and execute our business plan. We will also be subject to risks and uncertainties with respect to the actions and decisions of the creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

      These risks and uncertainties could affect our businesses and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our sales and relationships with our customers, as well as with suppliers and employees, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations and there is no certainty about our ability to continue as a going concern.
      As a result of the Chapter 11 filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
      The DIP facility includes financial and other covenants that impose substantial restrictions on the Debtors’ financial and business operations. The DIP facility includes financial covenants that, among other things, require us to achieve certain levels of EBITDAR (earnings before interest, taxes, depreciation, amortization and restructuring and reorganization related costs, as defined in the facility). For additional information about the financial covenants, see Note 17 to our consolidated financial statements. If we are unable to achieve the results that are contemplated in our business plan, we may be unable to comply with the EBITDAR covenant.
      Furthermore, the DIP facility restricts our ability, among other things, to contract or incur additional indebtedness, pay dividends, make investments (including acquisitions) or sell assets. If we fail to comply with the covenants in the DIP facility and are unable to obtain a waiver or amendment of the DIP facility, an event of default will occur thereunder. The DIP facility contains other events of defaults customary for DIP financings, including a change of control.
      Our business is subject to being adversely affected by the cyclical nature of the vehicular markets we serve. Our financial performance depends, in large part, on the varying conditions in the global automotive and commercial vehicle OE markets that we serve. Demand in these global automotive, commercial vehicle and off-highway OE markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and changes in fuel costs.
      Changes in national and international economic conditions that affect our markets may adversely impact our sales. Higher gasoline prices in 2005 have contributed to weaker demand for certain vehicles for which we supply components, especially full-size sport utility vehicles (SUVs). Continued increases in the price of gasoline could weaken further the demand for such vehicles and accelerate recent consumer interest in crossover utility vehicles (CUVs) in preference to SUVs. This would have an adverse effect on our business, as our content on CUVs is less significant than our content on SUVs.
      Our sales may be adversely affected by the change in emission standards for commercial vehicles in the U.S. in 2007. More stringent heavy-truck emissions regulations will take effect in 2007 in the U.S. commercial truck market. We believe that 2006 will again be a strong year for the heavy-truck sales in advance of the new standards, which will add cost to the vehicles, but we are projecting that demand will decline significantly in 2007 after the pre-buying, and this decline could have a material adverse effect on our business.
      We are reliant upon sales to a few significant customers. Sales to Ford, GM and DaimlerChrysler were 43% of our overall revenue in 2005, while sales to PACCAR (Kenworth/ Peterbuilt), International (Navistar), Renault-Nissan, Volvo Truck and Toyota accounted for another 20%. Changes in our business relationships with these customers and in the timing, size and continuation of their various programs could have an adverse impact on us. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models that use our products, or a significant decline in the production levels of such vehicles could have an adverse effect on our business, results of operations and financial condition.
      We are faced with continued price reduction pressure from our OEM customers. A challenge that we and other suppliers to the vehicular markets face is the effect of continued price reduction pressure from our customers. Our largest customers, the U.S.-based light vehicle OEMs, in particular have experienced market share erosion to non-U.S.-based light vehicle manufacturers over the past few years, which has put pressure on their profitability. In response, they continue to seek price reductions from their suppliers.
      We could be adversely impacted by changes in the volume and mix of vehicles containing our products. Our results depend not only on the volume of products we sell, but the overall product mix. Certain products are more profitable than others. Shifts in demand away from our higher margin products could adversely affect our business. While we are continually bidding and quoting on new business opportunities to add to our book of new business and are focused on profitable, revenue growth that will generate targeted returns, there can be no assurance that our efforts will be successful.
      Further automotive supplier bankruptcies or labor unrest may disrupt the supply of components to our OEM customers, adversely affecting their demand for our products. The bankruptcy or insolvency of other automotive suppliers or work stoppages or slowdowns due to labor unrest that may affect these suppliers or our OEM customers could lead to supply disruptions that could have an adverse effect on our business.
      The evolving nature of the competitive environment in the OE automotive and commercial vehicle sectors could adversely affect us. In recent years, the competitive environment among suppliers to the global OE manufacturers has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems and to develop suppliers outside the U.S. In addition, these sectors have experienced substantial consolidation. There is no assurance that new or larger competitors will not significantly impact our business, results of operations and financial condition.
      We continue to face high commodity costs (including steel, other raw materials, and energy) that we cannot recoup in our product pricing. Increasing commodity costs continued to have a significant impact on our results, and those of others in our industry, in 2005. Steel surcharges and higher steel prices resulting from ongoing limited steel production capacity and high demand reduced our pre-tax income in our continuing operations by $196 in 2005.
      We may not be able to complete the divestiture of our non-core engine hard parts, fluid products and pump products businesses in the current market atmosphere. We announced in late 2005 that three businesses (engine hard parts, fluid products and pump products) would be divested and classified them as discontinued operations in our financial statements during the fourth quarter. The abundance of assets currently available for sale in the automotive industry could affect our ability to complete these divestitures and/or the proceeds that we are ultimately able to derive from these transactions. Moreover, while we are in Chapter 11, there may be limitations on the terms and conditions that we can offer to potential purchasers of these operations. Failure to complete these strategic transactions could place further pressure on our profitability and cash flow as well as our ability to focus on our core businesses.
      We may be unable to complete the operational restructuring in our Automotive Systems Group and our Commercial Vehicle business and the dissolution of our Mexican joint venture with DESC, or to achieve projected cost savings and improved operational efficiencies. The operational restructuring in ASG and the dissolution of our Mexican joint venture are designed to balance capacity, enhance manufacturing efficiencies, and take advantage of lower cost locations. We are also implementing a number of cost savings programs and productivity improvement initiatives, such as lean manufacturing and VA/ VE (value-added/value engineering programs) in our operations. Successful implementation of these initiatives is critical to our future competitiveness and ability to improve our profitability. However, there can no assurances that these efforts will be successful in this regard.

      We could be adversely affected if we experience shortages of components from our suppliers. We spend approximately $4,500 annually for purchased goods and services. To manage and reduce these costs, we have been consolidating our supply base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our revenues, margins and customer relations.
      We could be adversely affected by our asbestos-related product liability claims. We have exposure to asbestos-related claims and litigation because, in the past, some of our automotive products contained asbestos. At the end of 2005, we had approximately 77,000 active pending asbestos-related product liability claims, including 10,000 that were settled and awaiting documentation and payment. A substantial increase in the costs to resolve these claims or changes in the amount of available insurance could adversely impact us, as could the enactment of proposed U.S. federal legislation relating to asbestos personal injury claims.
      We could be adversely impacted by environmental laws and regulations. Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to our former and existing operations are not material, but there is no assurance that we will not be adversely impacted by such costs, liabilities or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

Item 1B.	Unresolved Staff Comments
      -None-

Item 2.	Properties
Facilities by Geographic Region

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Corporate
Offices	4	1			5
ASG
Manufacturing/ Distribution	46	12	12	15	85
Engineering Centers	6				6
HVTSG
Manufacturing/ Distribution	12	4	1	1	18
Engineering Centers	1	1			2

Total	69	18	13	16	116

      At December 31, 2005, we had 116 major manufacturing/distribution, engineering and technical centers and office facilities in 28 countries worldwide. While we lease certain manufacturing/distribution operations, we own the majority of our facilities. We believe that all of our property and equipment is properly maintained and that we have sufficient capacity to meet our current manufacturing and distribution needs.

      Our corporate headquarters are located in Toledo, Ohio and currently are comprised of three office facilities housing functions that have global responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management and information technology. Our obligations under the DIP facility are secured by, among other things, mortgages on our domestic plants.

Item 3.	Legal Proceedings
      On March 3, 2006, Dana Corporation and forty of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, as discussed in Item 1. Under the Bankruptcy Code, the filing of a petition automatically stays most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates. Substantially all of our pre-petition liabilities will be resolved under our plan of reorganization if not otherwise satisfied pursuant to orders of the Bankruptcy Court.
      We are a party to the pre-petition shareholder lawsuits and derivative actions described below, as well as various pending judicial and administrative proceedings arising in the ordinary course of business, including both pre-petition and subsequent proceedings. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a materially adverse effect on our liquidity, financial condition or results of operations.
      Shareholder Class Action and Derivative Actions — Dana and certain of our current and former officers are defendants in five purported class actions filed in the U.S. District Court for the Northern District of Ohio (the District Court) in the fourth quarter of 2005 which have now been consolidated under the caption Howard Frank v. Dana Corporation, et al. The plaintiffs in the consolidated case allege violations of the U.S. securities laws arising from the issuance of false and misleading statements about Dana’s financial performance and failures to disclose material facts necessary to make these statements not misleading, the issuance of financial statements in violation of generally accepted accounting principles and SEC rules and the issuance of earnings guidance that had no reasonable basis. The plaintiffs’ claim that the price at which Dana’s shares traded at various times was artificially inflated as a result of the defendants’ alleged wrongdoing. The defendants believe the allegations in this case are without merit. We have advised the District Court that the claims in this case cannot proceed against Dana because of the automatic stay provisions of the Bankruptcy Code. On March 27, 2006, the District Court appointed the City of Philadelphia Board of Pensions & Retirement as lead plaintiff in this case. The appointment is subject to a pending motion for reconsideration subsequently filed by another plaintiff.
      Certain of our directors and current and former officers are also defendants in three derivative actions filed in the District Court in 2006: Qun James Wang v. Benjamin F. Bailar, et al., (filed on January 31) and Roberta Casden v. Michael J. Burns, et al. and Staehr v. Michael J. Burns, et al. (both filed on March 2). The plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts as those on which the above consolidated shareholder class action is based. The plaintiffs also assert a common law claim for unjust enrichment and a claim against the current and former officers under Section 304 of the Sarbanes-Oxley Act of 2002. In addition, in an amended complaint filed in the Casden action, additional claims were asserted that, among other things, characterized Dana’s bankruptcy filing as having been made in bad faith. Dana and the defendants in these actions have advised the District Court that the claims in these actions are the property of the company’s bankruptcy estate and that further efforts by the plaintiffs to exercise control over such claims are stayed under the Bankruptcy Code. By order filed April 11, 2006, the District Court has directed the plaintiffs to show cause by May 1, 2006 why these actions should not be stayed.
      SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the commencement, nature and scope of the independent investigation and volunteered full cooperation with the Staff of the SEC. During October and November 2005, we reported the preliminary findings of the ongoing investigations and the determination that we would restate our financial statements for the first two quarters of 2005 and for the years 2002 through 2004. On December 30, 2005, we filed amended reports containing restated financial statements for these periods. The Audit Committee’s investigation concluded at about the same time. Throughout the period of the Audit Committee’s investigation, its outside counsel cooperated with the SEC Staff, supplied information requested by the Staff and met or spoke with the Staff periodically. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We will continue to cooperate fully with the SEC in the investigation.
      Environmental Proceedings — We previously reported an environmental proceeding in which the U.S. Department of Justice (DOJ) proposed a consent order and a fine in connection with alleged violations of the U.S. Clean Water Act at our Harvey Street facility in Muskegon, Michigan. We have agreed to undertake certain supplemental environmental projects to reduce or offset the amount of the proposed fine and the DOJ has reduced the fine to a de minimus amount, taking into account some of these projects and other mitigating factors. We have signed the consent order and are waiting for the DOJ to finalize it.
      Other Information — You can find more information about our legal proceedings in Item 7 and in Note 13 to our consolidated financial statements.

Item 4.	Submission of Matters to A Vote of Security Holders
      -None-

PART II

Item 5.	Market For Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Effective March 3, 2006, Dana’s common stock has been traded on the Over The Counter Bulletin Board (OTCBB) under the symbol “DCNAQ.” Our stock was formerly listed on the New York and Pacific Stock Exchanges.
      While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Shares of our common stock may have little or no value and there can be no assurance that they will not be cancelled pursuant to our reorganization plan.
      Information regarding the quarterly ranges of our stock price and dividends declared and paid during 2005 and 2004 is presented in the following table.

	Stock Price

							Cash Dividends
	2005			2004			Declared and Paid

Quarter Ended	High	Low	Close	High	Low	Close	2005	2004

March 31	$17.56	$12.23	$12.79	$23.20	$17.65	$19.86	$0.12	$0.12
June 30	15.45	10.90	15.01	22.00	17.32	19.60	0.12	0.12
September 30	17.03	8.86	9.41	19.75	16.50	17.69	0.12	0.12
December 31	9.53	5.50	7.18	18.59	13.86	17.33	0.01	0.12
      The following table provides information about our purchases of equity securities during the quarter ended December 31, 2005:

	Total Number of	Average Price
	Shares	Paid per
Month Ended	Purchased	Share

October 31, 2005	—	$—
November 30, 2005
December 31, 2005	154	6.96

	154	$6.96

Item 6.	Selected Financial Data

For the Years Ended December 31,	2005	2004	2003	2002	2001

Net sales	$8,611	$7,775	$6,714	$6,276	$6,207
Cost of sales	8,205	7,189	6,123	5,690	5,634
Pre-tax income (loss) of continuing operations	(285)	(165)	62	(85)	(233)
Income (loss) from continuing operations	(1,175)	72	155	18	(125)
Income (loss) from discontinued operations	(434)	(10)	73	49	(136)
Effect of change in accounting	4			(220)
Net income (loss)	(1,605)	62	228	(153)	(261)
Earnings (loss) per common share — basic

Continuing operations	$(7.86)	$0.48	$1.05	$0.12	$(0.85)
Discontinued operations	(2.90)	(0.07)	0.49	0.33	(0.92)
Effect of change in accounting	0.03			(1.49)
Net income (loss)	(10.73)	0.41	1.54	(1.04)	(1.77)
Earnings (loss) per common share — diluted

Continuing operations	$(7.86)	$0.48	$1.04	$0.12	$(0.85)
Discontinued operations	(2.90)	(0.07)	0.49	0.33	(0.92)
Effect of change in accounting	0.03			(1.48)
Net income (loss)	(10.73)	0.41	1.53	(1.03)	(1.77)
Cash dividends per common share	$0.37	$0.48	$0.09	$0.04	$0.94
Common Stock Data
Average number of shares outstanding (in millions)
Basic	150	149	148	148	148
Diluted	151	151	149	149	148
Stock price
High	$17.56	$23.20	$18.40	$23.22	$26.90
Low	5.50	13.86	6.15	9.28	10.25
Close	7.18	17.33	18.35	11.76	13.88

	As of December 31,

	2005	2004	2003	2002	2001

Summary of Financial Position
Total assets	$7,386	$9,019	$9,485	9,515	$10,124
Short-term debt	2,578	155	493	287	1,120
Long-term debt	67	2,054	2,605	3,215	3,008
Total shareholders’ equity	545	2,411	2,050	1,450	1,913
Book value per share	3.63	16.19	13.85	9.79	12.93
      We reported a change in accounting for warranty expense in 2005 and also adopted new accounting guidance related to recognition of asset retirement obligations. See Note 1 for additional information related to these changes in accounting, as well as a discussion regarding our ability to continue as a going concern.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
Overview
General
      We are a leading supplier of axle, driveshaft, frame, sealing and thermal products. Our people design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to light automotive, commercial truck and off-highway vehicle customers. We employ 44,000 people in 28 countries with world headquarters in Toledo, Ohio. Our Internet address is: www.dana.com.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
      In March 2006, Dana Corporation and forty of its wholly-owned domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity so that we emerge from bankruptcy as a stronger, more viable company. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 to 24 months.
      Several external factors have severely impacted our operations and financial performance and ultimately prompted liquidity pressures that necessitated the filing of the Bankruptcy Cases. Among other things, we have faced a continued decline in the market share of our largest customers — U.S.-based OEMs, including Ford and GM — which has resulted in declining sales volumes and increased pricing pressures from the OEMs; continued high commodity prices, including costs of steel and other raw materials; rising energy costs; the tightening of available trade credit; the increased cost of capital and global economic factors. These factors have not affected us in isolation, but are a symptom of a much broader downturn in the U.S. automotive market.
      The Bankruptcy Court has granted final approval to our debtor-in-possession (DIP) credit facility, under which we may borrow up to $1,450. This facility provides us funding to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition. These include orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition wages and salaries, honor our obligations to our customers and pay some or all of the pre-petition claims of non-U.S. vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.
      An official committee of unsecured creditors has been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court.
      While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Shares of our common stock may have little or no value and there can be no assurance that they will not be cancelled pursuant to the reorganization plan.
      We anticipate that substantially all of the Debtor’s liabilities as of the Filing Date will be resolved under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when we will make such a filing or that such plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
Business
      Our products are managed globally through two market-focused business units — the Automotive Systems Group (ASG) and Heavy Vehicle Technologies and Systems Group (HVTSG). ASG primarily supports the OEMs of light vehicles, including light trucks (sport utility vehicles, pickup trucks, crossover vehicles and vans) and passenger cars, and manufactures driveshafts for the commercial vehicle market. HVTSG supports the medium-duty and heavy-duty commercial truck (Class 5 through Class 8), bus and off-highway vehicle markets, with more than 90% of its sales in North America and Europe. The primary markets for off-highway vehicles are construction and agriculture.
      Our products are designed and manufactured to surpass our customers’ needs and help improve overall vehicle performance in areas such as ride and handling, safety, emissions, fuel economy and controlled noise, vibration and harshness.
      This management discussion and analysis (MD&A) should be read in conjunction with our consolidated financial statements and the accompanying notes appearing in Item 8.
Market Outlook
      Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2006, are shown below.

	Production in Units

	Dana’s	Actual
	Outlook
	2006	2005	2004	2003

Light vehicle (in millions):
North America	15.6	15.8	15.8	15.9
Europe	22.1	21.8	21.7	19.6
Asia Pacific	25.3	23.7	22.2	20.5
South America	3.0	2.8	2.5	1.9
North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	231	251	225	196
Heavy-duty (Class 8)	338	333	263	177
Off-Highway (in thousands)*
North America	361	353	325	281
Western Europe	447	453	450	452
Asia-Pacific	564	549	526	480
South America	73	69	65	61

*	Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.
Trends in Our Markets
      Production, Inventory, and Overall Market Share Decline of the “Big Three” in North American Market — North American light-vehicle production levels for 2005 were comparable to those of 2004 at 15.8 million units. The mix of passenger cars and light trucks demonstrated a recent trend as light-truck production declined 1.9% and passenger car production increased 2.8% when compared to 2004 levels.

      This trend continued in the first quarter of 2006. North American light-vehicle production levels were up about 4.2% overall with light truck production down about 2.7% and passenger car production up about 14% when compared to the same period in 2005.
      Negatively impacting us as well has been a continuing market share decline experienced by our two largest customers - Ford Motor Company (Ford) and General Motors Corporation (General Motors). While overall light-truck production was down 1.9% in 2005, production of both Ford and General Motors light trucks was down about 10%. During the first quarter of 2006, GM production was up 7.1% owing in part to the accelerated launch of the new GMT 900 program, while Ford light truck production was down 14.1% year over year.
      Throughout most of the first half of 2005, inventories of light vehicles and passenger cars were higher than historic levels. Ford, General Motors and DaimlerChrysler AG (DaimlerChrysler) continued using incentive programs to stimulate sales during the second half of 2005, resulting in a reduction of inventory levels. At December 31, 2005, inventories of overall U.S. light-duty vehicles stood at 65 days of supply, 3% above the five-year average, although light vehicle inventories at Ford, GM and DaimlerChrysler remained higher than average. At March 31, 2006, light vehicle inventories were in line with production, about 4.5% above the seasonal average of 69 days. Inventory of light trucks, however, was at 78 days while that of passenger cars was at 57 days.
      Changing Consumer Preferences — Light trucks comprise our primary business within the light vehicle market. In recent years, light truck sales have generally been stronger than those of passenger cars as consumer interest in SUVs and CUVs increased. More recently, however, the higher price of gasoline has negatively impacted the traditional light truck market. The SUVs have experienced a significant drop in demand, largely attributable to rising fuel prices and an increased interest in CUVs and to a lesser extent in passenger cars.
      OEM Pricing Pressures — As light trucks have been important to the profitability of companies like Ford and General Motors, the decline in production and recent use of incentives have exerted increased pressure on their financial performance. As a result, we and other suppliers in the light vehicle market face the challenge of continued price reduction pressure from these customers.
      High Commodity Prices — The increased cost of steel, other raw materials and energy has had a significant adverse impact on our results and those of others in our industry for the past two years. With steel in particular, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004 and these have continued throughout 2005. While leverage is clearly on the side of the steel suppliers at the present time, we have taken actions to mitigate the impact by consolidating purchases, taking advantage of OEMs’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on steel. We are also working with our customers to recover the increases in the cost of steel, either in the form of increased selling prices or reductions in price-downs that they expect from us.
      Steel cost surcharges and base price increases, net of recoveries from our customers, reduced our before-tax profit by approximately $209 and $114 in 2005 and 2004. These impacts were determined by comparing current pricing to base steel prices in effect at the beginning of 2004. The higher impact of steel costs during 2005 also included the cost of finalizing contract settlements with certain suppliers that applied to 2004 purchases.
      2007 Heavy-Duty Truck Emissions Regulations — Unlike the light vehicle market, the commercial vehicle market is relatively strong. In North America - our biggest market - Class 8 production in 2005 increased approximately 27% over 2004 levels and medium-duty production was up 12% on a similar basis. During the first quarter of 2006, medium-duty and heavy-duty production levels were up approximately 2% and 11%, respectively, when compared to the same period in 2005. Inventories of commercial vehicles have been relatively stable and there is a strong order backlog.
      More stringent heavy-truck emissions regulations will take effect in 2007 in the U.S. We expect 2006 will again be a strong year in the heavy-truck market. Our annual production outlook is 338,000 Class 8 units, due to pre-buying in advance of the effective date of the new emissions regulations. The expectation is that production will decline in 2007 as a result.
      Customer and Supplier Bankruptcies — Another issue facing our markets is both supplier and customer bankruptcies. Bankruptcies in our industry can be very disruptive to pricing patterns and can create a potential for supply disruptions or credit exposures.
New Business
      A continuing major focus for us is growing our revenue through new business. In the OEM vehicular business, new business programs are generally awarded to suppliers well in advance of the expected start of production of a new model/platform. The amount of lead-time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business usually coincides with model changes on the part of vehicle manufacturers. Given the OEMs’ cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the model/platform life, typically several years.
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
      Net new business contributed approximately $500 to our 2005 sales and is expected to contribute another $400, $440 and $95 in 2006, 2007 and 2008. The majority of this net new business is outside North America with customers other than the traditional Detroit-based Big Three. We are pursuing a number of additional opportunities that could further increase our new business for 2006 and beyond.
United States Profitability
      The decline in our profit outlook became apparent in the third quarter of 2005 with the convergence of the external factors discussed above, as well as internal factors. We were not able to achieve the expected level of cost reductions or improvements in manufacturing efficiencies during 2005. Continuing higher-than-expected costs for steel and other materials, as well as energy, were also factors. Although less significant, ASG’s results have been impacted by lower-than-anticipated light vehicle production volumes on vehicles with significant Dana content.
      During 2005, we recorded a valuation allowance against our net deferred U.S. tax assets, resulting in an $817 reduction to net income. Given the losses we have generated in recent years in the U.S. and the near-term prospects for continued losses, we concluded that it was not considered “more likely than not” that some portion or all of the recorded deferred tax assets would be realized in future periods. Until such time as we are able to sustain profitability in the U.S., any loss or profits attributable to the U.S. will not be “tax-effected,” meaning that the before-tax profit or loss amount will flow through to net income.
Business Strategy
      Our strategy is to operate efficiently as one integrated company focused on growing our core light- and heavy-duty drivetrain products (axles and driveshafts), structures, sealing and thermal businesses. This refocused product array will help us to better support our global automotive, commercial vehicle and off-highway markets. Our strategy also includes achieving much stronger cost and operating levels.
      Our short-term strategy for 2006 is to continue normal business operations during the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We have retained a third-party financial advisor and an investment banker to assist us in developing a Chapter 11 reorganization plan. We will utilize the reorganization process to help drive necessary change in our U.S. operations in furtherance of our corporate strategy. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 to 24 months.
      During 2006, we will continue to pursue the following strategies:

•	Restructuring and consolidating manufacturing operations;

•	Shifting more production to low-cost countries;

•	Increasing the efficiency of production and non-production processes;

•	Expanding sales with customers, particularly Asian and European light-vehicle manufacturers, non-NAFTA commercial vehicle customers and off-highway vehicle manufacturers to achieve a more balanced sales mix across our customer base;

•	Narrowing our business and product focus by divesting non-core businesses.
      These strategies will be evaluated periodically against the objectives of our reorganization goals, which are to improve near-term liquidity, conduct a thorough review of our business and implement changes to improve our operating and financial profile and modify our capital structure to match our profit and cash generating abilities.
      More detail on each of our current corporate strategies follows:

Restructuring and consolidating manufacturing operations.
      We will close two facilities in our Automotive Systems Group and shift production in several other operations to balance capacity and take advantage of lower cost locations:

•	The Buena Vista, Virginia axle facility will be closed and its production consolidated into an existing facility in Dry Ridge, Kentucky.

•	The Bristol, Virginia driveshaft facility will be closed and its production consolidated into our operations in Mexico.

•	The assembly and component lines that support the steering shaft business in the Lima, Ohio driveshaft facility will also be moved to our operations in Mexico.
      To enhance efficiency, logistics and throughput in our Commercial Vehicle business, we will undertake the following actions to balance capacity and enhance manufacturing efficiencies:

•	Service parts activities at our principal commercial vehicle parts assembly facility in Henderson, Kentucky will be moved to our service parts operation in Crossville, Tennessee.

•	Assembly activity will be increased at our facility in Monterrey, Mexico to improve throughput at the Henderson plant.

•	Gear production will be increased at our operation in Toluca, Mexico to relieve constraints at our principal commercial vehicle gear plant in Glasgow, Kentucky.

Shifting production to low-cost countries such as Mexico, China and Hungary.
      We signed a letter of intent in December of 2005 with DESC S.A. de C.V. under which we will acquire full ownership of several core operations based in Mexico. Under terms of the letter, Dana and DESC will dissolve their existing joint venture partnership, Spicer S.A. de C.V., with Dana assuming full ownership of operations that manufacture and assemble axles and driveshafts, as well as forging and foundry operations in which we currently hold an indirect 49% interest. DESC, in turn, will assume full ownership of the transmission and aftermarket gasket operations in which it currently holds a 51% interest. This transaction is subject to execution of a definitive purchase agreement and Bankruptcy Court approval.

      In March 2005, Dana and Dongfeng Motor Co. Ltd. signed an agreement to form a joint-venture company to develop and produce commercial vehicle axles in China. This transaction is also subject to Bankruptcy Court approval.
      We recently began assembling off-highway axles and transmissions in Gyor, Hungary. This new facility currently employs about 50 people in the assembly, testing, painting and packaging of axles and transmissions for agricultural and construction vehicles. These products are supporting both European customers and export markets.

Increasing the efficiency of production and non-production processes.
      We will continue to focus on the day-to-day execution of our productivity and efficiency processes, which are critical to strengthening our performance. Lean manufacturing and Six Sigma teams are focused on increasing efficiencies and reducing costs in our production facilities. Value analysis/value engineering (VA/ VE) teams will continue to remove cost from products already being manufactured as well as those still in development.
      Our support functions, including purchasing, information technology, finance and human resources, will continue their respective efficiency and cost-reduction efforts. These efforts have gained momentum as the support functions continue to shift to a centralized structure from the previously decentralized organizations. During 2005, we moved many of our administrative human resource functions to IBM under an outsourcing agreement. In a separate initiative, we have begun moving our purchasing resources to corporate shared service centers that are staffed internally.
      Streamlining administrative processes and reducing headcount through attrition is expected to account for much of the targeted reduction in our salaried workforce of at least five percent in 2006. This reduction, coupled with changes to employee benefit plans, is expected to generate cost savings of more than $40 in 2006.

Expanding sales with certain customers to achieve a more balanced sales mix across our customer base.
      While continuing to support Ford, General Motors and DaimlerChrysler, we will strive to further diversify our sales across our customer base. The opportunity here is illustrated by the fact that we already serve every major vehicle maker in the world — in the light, commercial and off-highway vehicle markets.
      We have achieved double-digit sales growth with European and Asian light-vehicle manufacturers for the past several years. And these customers will account for six of the top ten product launches for our Automotive Systems Group in 2006. Our success on this front has been achieved in part through our expanding global operations and affiliates. Our people and facilities in Brazil, Argentina, Venezuela, Colombia, Uruguay, Thailand, Taiwan, Japan, India, China, Australia, South Africa, United Kingdom and Spain are actively supporting the global platforms of our foreign-based customers today.
      Approximately 80 percent of our current book of net new business involves customers other than the traditional Big Three. Approximately 70 percent of these wins are outside North America.
      For our Commercial Vehicle Systems business, which predominantly operates in North America, our proposed joint venture with Dongfeng would provide a great opportunity to grow its international sales.
      Approximately two-thirds of our Off-Highway Systems Group’s sales already occur outside North America and we will continue to aggressively pursue new business in this market.

Narrowing our business and product focus by divesting non-core businesses.
      In order to more fully leverage our strengths and to secure acceptable profit levels, we intend to narrow the breadth of our product lines through the divestiture of three businesses: engine hard parts, fluid products and pump products. Collectively, these businesses employ approximately 9,800 people world-

wide and represent annual sales of approximately $1,200. These businesses were classified as discontinued operations during the fourth quarter of 2005.
Results of Operations — Summary

	For the Years Ended December 31,

				2005 to 2004	2004 to 2003
	2005	2004	2003	Change	Change

Net sales	$8,611	$7,775	$6,714	$836	$1,061

Cost of sales	$8,205	$7,189	$6,123	$1,016	$1,066
Selling, general and administrative expenses	500	416	452	84	(36)
Realignment charges	58	44		14	44
Goodwill impairment	53			53
Interest expense	168	206	223	(38)	(17)

Total costs and expenses	$8,984	$7,855	$6,798	$1,129	$1,057

Gross margin	$406	$586	$591	$(180)	$(5)

Gross Margin less SG&A*	$(94)	$170	$139	$(264)	$31

Income (loss) from continuing operations	$(1,175)	$72	$155	$(1,247)	$(83)

Income (loss) from discontinued operations	$(434)	$(10)	$73	$(424)	$(83)

Net income (loss)	$(1,605)	$62	$228	$(1,667)	$(166)

*	Net sales less cost of sales and selling, general and administration expenses (SG&A).
Results of Operations (2005 versus 2004)
      Our 2005 net loss was significantly impacted by the following after-tax charges:

Valuation allowance against deferred tax assets	$817
Impairment charges associated with businesses held for sale	398
Goodwill impairment	53
Realignment charges	45
Net divestiture losses and other items	25

$1,338

      As discussed in Note 12 to our consolidated financial statements, during the third quarter of 2005, we determined that it was no longer more likely than not that future taxable income in the U.S. and U.K. would be sufficient to ensure realization of recorded net deferred tax assets. Accordingly, we provided a valuation allowance of $817 against the applicable net deferred tax assets in the U.S. and U.K. as of the beginning of 2005 and we have discontinued recognition of tax benefits from losses in these jurisdictions until such time that the U.S. and U.K. return to sustained profitability.
      During the fourth quarter of 2005, we announced plans to sell our engine hard parts, fluid products and pump products businesses. These “held for sale” operations are now classified in the 2005 and prior-year financial statements as discontinued operations. The net effect of adjusting the net book value of these businesses to their expected net realizable value upon sale resulted in after-tax charges of $398.
      Goodwill impairment charges of $53 were recorded during the fourth quarter of 2005 as part of our annual assessment of impairment. The realignment charges of $45, after tax, relate primarily to various facility closures announced during the fourth quarter of 2005. Divestiture losses and other charges of $25 resulted primarily from the third-quarter sale of a fuel rail business and dissolution of an engine bearings joint venture.
      Our 2004 results also included significant after-tax charges that totaled $151, mostly relating to the sale of our AAG businesses in 2004. Discontinued operations in 2004 reflect a net loss of $43 on the sale of these businesses. In connection with the sale, we used a portion of the proceeds to repurchase certain outstanding notes that resulted in an after-tax charge of $96 reported in continuing operations. Sales of DCC assets and other divestitures produced net gains of $42, while realignment and other charges pertaining mostly to facility closures amounted to $54, of which $15 related to operations now classified as discontinued.
      The above-mentioned charges were significant factors in the income (loss) from continuing operations and from discontinued operations in 2005 and 2004. Also contributing to the $1,247 reduction in income from continuing operations in 2005 as compared to 2004 was a $264 decline due to lower gross margins less SG&A. The remaining decline in income from continuing operations came principally from higher tax expense in 2005. Factors impacting gross margins less SG&A and taxes are discussed in the following sections.
Business Unit and Geographic Sales and Gross Margin Analysis (2005 versus 2004)
      Net sales by our segments and geographic regions for 2005 and 2004 are presented in the following tables:
Geographical Sales Analysis

				Amount of Change Due To

			Change	Currency	Acquisitions/	Organic
	2005	2004	Amount	Effects	Divestitures	Change

North America	$5,410	$5,218	$192	$63	$(19)	$148
Europe	1,595	1,322	273	(3)		276
South America	835	542	293	86	(6)	213
Asia Pacific	771	693	78	21	41	16

Total	$8,611	$7,775	$836	$167	$16	$653

Business Unit Sales Analysis

				Amount of Change Due To

			Change	Currency	Acquisitions/	Organic
	2005	2004	Amount	Effects	Divestitures	Change

ASG	$5,941	$5,384	$557	$152	$16	$389
HVTSG	2,640	2,299	341	15		326
Other	30	92	(62)			(62)

Total	$8,611	$7,775	$836	$167	$16	$653

      Organic sales in 2005 increased $653, or 8%, primarily as a result of new business that came on stream in 2005 and a stronger heavy vehicle market. Net new business increased 2005 sales by approximately $320 in ASG and $180 in HVTSG. The remaining increase in 2005 was driven primarily by increased production levels in the heavy vehicle market. In commercial vehicles, most of our sales are to the North American market. Production levels of class 8 commercial trucks increased 27% in 2005, while medium duty class 5-7 truck production was up about 12%. The other heavy vehicle market we serve is the off-highway market where, unlike commercial vehicles, our sales are more globally dispersed. Global production of vehicles in our primary off-highway markets was higher by about 4% in 2005.

      In our biggest market, the light vehicle market serviced by ASG, overall production levels were relatively flat. Our sales are mostly to the light truck segment of this market where 2005 production in North America declined about 2%, with the vehicles having larger Dana content being down even more. Light vehicle production levels in Europe were flat, with South America and Asia Pacific both being somewhat stronger.
      Regionally, the North American sales increase is due to stronger commercial vehicle production levels in 2005 with some contributions from net new business. The currency related increase is due to a stronger Canadian dollar. The sales increase in Europe was due to net new business, principally in the off-highway market. Sales growth in South America resulted from higher production levels and net new business gains. A stronger Brazilian real was the primary factor in the currency related sales increase.
      By business segment, the organic sales increase in ASG was almost entirely due to net new business of $320 that came on stream in 2005. Although ASG benefited by selling certain of its product into a stronger commercial vehicle market, its principal market — the North American light truck market — experienced lower production levels in 2005. In combination with the customary price reductions in this market, without the contribution of net new business in 2005, sales in the light vehicle market were lower. The HVTSG group, on the other hand, benefited from both net new business, principally in the off-highway business and the previously mentioned stronger overall production levels in 2005.
      The chart below shows our business unit margin analysis:
Margin Analysis

	As a
	Percentage
	of Sales
			Increase/
	2005	2004	(Decrease)

Gross margin:
ASG	6.0%	8.2%	(2.2)%
HVTSG	7.3%	12.1%	(4.8)%
Consolidated	4.7%	7.5%	(2.8)%
Selling, general and administrative expense:
ASG	3.6%	3.4%	0.2%
HVTSG	4.8%	5.3%	(0.5)%
Consolidated	5.8%	5.4%	0.4%
Gross margin less SG&A:
ASG	2.4%	4.8%	(2.4)%
HVTSG	2.5%	6.8%	(4.3)%
Consolidated	(1.1)%	2.2%	(3.3)%
      In ASG, despite higher sales in 2005, gross margins less SG&A declined 2.4%. Higher costs of steel and other metals were a principal factor. Higher steel costs, net of customer recoveries, alone reduced 2005 before-tax profit in ASG as compared to 2004 by approximately $67 — accounting for 1.1% of the margin decline from the previous year. In addition to higher raw material prices, increased energy costs also negatively impacted ASG margins. In the automotive market, we have had very limited success passing these higher costs on to customers. In fact, margins continue to be adversely affected by price reductions to customers. Also negatively impacting ASG 2005 margins were start-up and launch costs associated with a new Slovakian actuation systems operation. This operation reduced margins in 2005 by approximately $16. Quality and warranty related issues resulted in higher warranty expense which reduced year-over-year margins by about $30, with the fourth quarter of 2005 including charges of $19 for two specific recall programs. While ASG margins continue to benefit from cost savings from programs like lean manufacturing and value engineering, production inefficiencies associated with overtime and freight continue to dampen margins.

      Margins in the Heavy Vehicle group were 4.3% lower in 2005 despite stronger sales. As with ASG, higher steel costs significantly impacted HVTSG performance in 2005. Steel costs, net of customer recoveries, reduced this group’s before-tax profit by an additional $45 — accounting for 2.0% of the 4.3% margin decline. Raw material prices other than steel and higher energy costs also negatively impacted this business in 2005. While higher sales in the commercial vehicle market would normally benefit margins, the stronger sales volume actually created production inefficiencies as our principal assembly facility in Henderson, Kentucky experienced capacity constraints. With the production inefficiencies, to meet customer demand, we incurred premium freight, higher overtime, additional warehousing and outsourced certain activities previously handled internally — all of which resulted in higher costs. Commercial vehicle margins during the first six months of 2005 were also negatively impacted by component shortages. Additional costs resulted from alternative sourcing as well as production inefficiencies. Margins in the off-highway operations in 2005 were negatively impacted by restructuring actions associated with the closure of the Statesville, North Carolina manufacturing facility, the downsizing of the Brugge, Belgium operation and the relocation of certain production activities to operations in Mexico.
      Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 3.6% in 2005 and 2.8% in 2004. One factor contributing to the higher costs in 2005 was higher professional fees and related costs associated with an independent investigation surrounding the restatement of our financial statements for the first half of 2005 and prior years. Other factors included a pension settlement charge in the fourth quarter triggered by higher lump sum distributions from one of our pension plans, higher insurance premiums and higher costs associated with our long-term disability and workers compensation programs.
      Other income (expense) was $88 and $(85) in 2005 and 2004. Other income in 2005 was generated primarily through lease financing revenue, interest income and other miscellaneous income. Other expense in 2004 included a $157 before tax charge associated with the repurchase of approximately $900 of debt during the fourth quarter of 2004 at a premium to face value.
      Realignment and impairment charges were $111 and $44 in 2005 and 2004. The 2005 realignment and impairment costs include $53 for goodwill impairment taken in the fourth quarter. The remaining cost in 2005 and the cost in 2004 relates primarily to facility closures or program discontinuance.
      Interest expense was $168 and $206 in 2005 and 2004. Interest expense in 2005 was lower due to lower average debt levels.
      Income tax (expense) benefit for continuing operations was $(924) and $205 in 2005 and 2004. Income tax expense in 2005 includes a charge of $817 for a valuation allowance against deferred tax assets at the beginning of the year in the U.S. and U.K. where future taxable income was determined to no longer be sufficient to ensure asset realization. The valuation allowance above was the predominant factor in tax expense of $924 being higher than the $100 tax benefit that would normally be expected at the customary U.S. federal tax rate of 35%. The 2005 provision for income taxes continues to include expense related to countries where a valuation allowance is not considered necessary and where operating results continue to be tax-effected. Other factors contributing to the variance were goodwill impairment charges that are not deductible for tax purposes and a write-off of deferred tax assets for net operating losses in the State of Ohio in connection with the enactment of a new gross receipts tax system.
      In 2004, we experienced income tax benefits that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary tax rate equal to the U.S. federal rate of 35%. Tax benefits exceeded the amount expected by applying 35% to the loss before income taxes by $147. During 2004, income tax benefits of $85 were recognized through release of valuation allowances against capital loss carryforwards as a result of certain DCC sale transactions. Additionally, tax benefits of $37 were recognized through release of valuation allowances previously recorded against net operating losses in certain jurisdictions where future profitability no longer required such allowances.
      Losses from discontinued operations were $434 and $10 in 2005 and 2004. Discontinued operations in 2005 in both years include the results relating to the engine hard parts, fluid products and pump products businesses held for sale at the end of 2005. The 2005 net loss of $434 includes impairment charges of $398 that were required to reduce the net book value of these businesses to expected realizable value. In 2004, discontinued operations also included the AAG business that we sold in November 2004. The AAG operation accounted for $5 of the discontinued operations loss, including a $43 charge recognized at the time of the sale.
Results of Operations (2004 versus 2003)
Business Unit and Geographic Sales and Gross Margin Analysis (2004 verses 2003)
      Net sales by our segments and geographic regions for 2004 and 2003 are presented in the following tables:
Geographical Sales Analysis

				Amount of Change Due To

			Change	Currency	Acquisitions/	Organic
	2004	2003	Amount	Effects	Divestitures	Change

North America	$5,218	$4,664	$554	$53	$—	$501
Europe	1,322	1,052	270	120	(6)	156
South America	542	417	125	25		100
Asia Pacific	693	581	112	58	(8)	62

Total	$7,775	$6,714	$1,061	$256	$(14)	$819

Business Unit Sales Analysis

				Amount of Change Due To

			Change	Currency	Acquisitions/	Organic
	2004	2003	Amount	Effects	Divestitures	Change

ASG	$5,384	$4,723	$661	$187	$(10)	$484
HVTSG	2,299	1,908	391	65	(5)	331
Other	92	83	9	5		4

Total	$7,775	$6,714	$1,061	$257	$(15)	$819

      The strengthening of certain international currencies against the U.S. dollar played a significant role in increasing our sales in 2004. In North America, the stronger Canadian dollar was the primary factor. In Europe, the euro and the British pound strengthened, while in Asia Pacific the increase was led by the Australian dollar.
      Overall light vehicle production in North America was flat compared to 2003. In commercial vehicles and off-highway, however, the North American markets were up significantly — 46% in Class 8 trucks, 18% in medium-duty (Class 5-7) trucks and 16% in off-highway vehicles. The higher production levels in these markets along with new business coming on stream in ASG produced the 9% organic sales increase in North America.
      In Europe, the organic sales increase of 15% resulted primarily from new off-highway business in HVTSG and new ASG business. Slightly stronger light vehicle production also contributed to the increase. In South America, the organic increase was due to stronger light vehicle production results and new ASG business. The organic sales growth in Asia Pacific was primarily due to overall higher production levels in the region.
      DCC did not record sales in either year. The “Other” category in the table represents facilities that have been closed or sold and operations not assigned to the other business units, but excludes discontinued operations.

      ASG principally serves the light vehicle market, with some sales of driveshaft business to the OEM vehicle market. As previously mentioned, production levels in ASG’s largest market — the North American light-duty market — were flat compared to 2003. ASG’s sales did benefit from the stronger commercial vehicle market in North America. In addition to driveshafts, ASG’s sealing products and other engine parts are sold to commercial vehicle customers. Stronger light duty production levels elsewhere in the world helped increase sales in ASG. Net new business growth added approximately $350 to ASG’s organic sales increase. New programs included driveline products for Nissan’s Titan pickup and BMW’s X3/ X5 sport utility vehicles and structural products for the Ford F-150 and GM Colorado/ Canyon pick-ups.
      HVTSG focuses on the commercial vehicle and off-highway markets. More than 90% of HVTSG’s sales are in North America and Europe. The organic sales growth in this group was due mostly to the previously mentioned stronger production levels in both the commercial vehicle and off-highway. This also contributes to HVTSG’s higher sales.
      Other income (expense) was $(85) and $146 in 2004 and 2003. Included in other expense in 2004 is $157 of net expense associated with the repurchase of approximately $900 of debt during the fourth quarter of 2004 at a premium to face value. Also impacting the changes from 2003 is lower leasing revenues from our DCC operation resulting from our continued divestment of assets in its portfolio.
Margin Analysis

	As a
	Percentage
	of Sales
			Increase/
	2004	2003	(Decrease)

Gross margin:
ASG	8.2%	9.4%	(1.2)%
HVTSG	12.1%	12.4%	(0.3)%
Consolidated	7.5%	8.8%	(1.3)%
Selling, general and administrative expense:
ASG	3.4%	3.9%	(0.5)%
HVTSG	5.3%	6.1%	(0.8)%
Consolidated	5.4%	6.7%	(1.3)%
Gross margin less SG&A:
ASG	4.8%	5.6%	(0.8)%
HVTSG	6.8%	6.3%	0.5%
Consolidated	2.2%	2.1%	0.1%
      Gross margins and gross margins less SG&A were significantly impacted in 2004 by higher steel costs net of amounts recovered from customers.
      In ASG, our ability to recoup higher steel cost from our customers is limited; consequently, the impact on margins has been greater in that business unit. Removing the impact of higher steel costs from ASG’s gross margin in 2004 would increase gross margin by 1% of sales. Adjusting for steel costs, gross margin is up slightly. Margins were favorably impacted by the higher sales volume and cost reductions. Partially offsetting these positive factors were price reductions to customers, production inefficiencies leading to higher premium freight and overtime cost and the loss of higher-margin axle business on the Jeep® Grand Cherokee.
      Higher steel costs also impacted HVTSG. Although customer recoveries in this business unit are higher than in ASG, the steel consumption is also higher. Removing the higher net steel costs from HVTSG’s gross margin in 2004 would have approximately been 13%, up about 1% over 2003. The gross margin improvement here is due to the higher sales levels, although this group also experienced higher premium freight and overtime cost as production levels remained up during the year.

      Selling, general and administrative expenses were $416 and $452 in 2004 and 2003. The decline in SG&A expenses is due to lower expense in our DCC operation as we continue to divest assets. Exclusive of DCC, SG&A expenses are up $25 but lower as a percent of sales. A portion of the absolute dollar increase in SG&A expense is due to currency effects as the international expenses were generally translated at higher rates against the US dollar.
      Realignment charges were $44 and zero in 2004 and 2003. As discussed in Note 15, additional charges were recognized in connection with additional facility closures and workforce reductions announced in 2004.
      Interest expense was $206 and $223 in 2004 and 2003. Lower interest expense resulted from overall lower levels of debt outstanding in 2004. Partially offsetting the effect of lower debt levels were higher short-term interest rates in 2004.
      Income tax benefits were $205 and $52 in 2004 and 2003. We experienced income tax benefits in both 2004 and 2003 that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary effective tax rate equal to the U.S. federal rate of 35%. Tax benefits exceeded the amount expected by applying a 35% rate to income (loss) before taxes by $(165) in 2004 and $62 in 2003.
      A capital loss was generated in 2002 in connection with the sale of one of our subsidiaries. Since the benefit of these losses can only be realized by generating capital gains, a valuation allowance is recorded against the deferred tax asset representing the unused capital loss benefit. The valuation allowance is released upon the occurrence of transactions generating capital gains, or the determination that the occurrence of such an occurrence is probable. During 2004 and 2003, income tax benefits of $85 and $49 were recognized through release of valuation allowances against capital loss carryforwards as a result of the DCC sale transactions.
      Similarly, we have also provided valuation allowance against deferred tax assets relating to ordinary operating, not capital, losses generated in certain jurisdictions where realization is not assured. As income is generated in these jurisdictions, income tax benefit is recognized through the release of all or a portion of the valuation allowances.
Realignment of Operations
      During the fourth quarter of 2005, our Board of Directors approved a number of operational initiatives to enhance the company’s financial performance. The primary actions described below, along with other items, resulted in total realignment charges of $58 in 2005.
      In October 2005, we announced that ASG will close two facilities in Virginia and shift production in several other locations, affecting approximately 650 employees. The Commercial Vehicle operation of HTVSG will increase gear production and assembly activity at its Toluca, Mexico facility to relieve constraints at its principal gear plant in Glasgow, Kentucky and improve throughput at a Henderson, Kentucky assembly plant. We recorded a charge of $8 and anticipate additional costs in 2006 and 2007 of $21 in association with these actions. We expect to make additional cash investments of $7 over the next 12 months for the expansion of facilities in Mexico. In November 2005, we signed a letter of intent with DESC S.A. de C.V. (DESC) under which Dana and DESC will, subject to Bankruptcy Court approval, dissolve our existing Mexican joint venture, Spicer S.A. de C.V. (Spicer). We will assume 100% ownership of the Mexican subsidiaries of Spicer that manufacture and assemble axles and driveshafts, as well as related forging and foundry operations, in which we currently have an indirect 49% interest and 33% interest, respectively, through our ownership in Spicer. These operations had combined sales to Dana and to third parties of $296 in 2005. DESC, in turn, will assume full ownership of Spicer and its remaining subsidiaries that operate transmission and aftermarket gasket businesses in which DESC currently holds an indirect 51% interest through its ownership in Spicer. This transaction is subject to Bankruptcy Court approval.
      In December 2005, we announced plans to consolidate our North American Thermal Products operations by mid-2006 to reduce operating and overhead costs and strengthen our competitiveness.

Three facilities located in North America employing 200 people, will be closed. In connection with the expiration of supply agreements for truck frames and rear axle modules, we announced work force reductions of approximately 500 and 300 people at our Structural Products plant in Thorold, Ontario and at three Traction Products facilities in Australia. We recorded charges totaling $31 related to these facility closures and work force reductions.
      During the fourth quarter, we recorded impairment charges relating to our actuator systems operation investment and assets associated with other discontinued programs that accounted for most of the remaining $19 in realignment charges recorded during the year.
      Continuing operations realignment charges of $44 in 2004 related primarily to activities with off-highway operation in HVTSG where we announced the closure of the Statesville, North Carolina manufacturing facility and work force reductions in our Brugge, Belgium operations.
      For additional information of these realignment actions and the related costs see Note 15 to our consolidated financial statements.
Discontinued Operations
      In October 2005, three businesses (engine hard parts products, fluid products and pump products) with approximately 9,800 people in 44 operations worldwide, representing annual revenues of more than $1,200, were approved for divestiture by our Board. Charges during the third and fourth quarters of 2005 have reduced the carrying value of these businesses to net realizable value. An impairment charge of $275 after-tax relating to long-lived assets and goodwill was recorded in the third quarter of 2005. Other after-tax charges of $123 to reduce the businesses to net realizable value were recognized in the fourth quarter when the commitment to the plans was made.
      Other discontinued operations in 2004 and 2003 included the following businesses. In December 2003, we elected to divest substantially all of AAG. The sale of these businesses was completed in November 2004. The Engine Management business was sold in the second quarter of 2003, and one remaining plant of the Boston Weatherhead Division, which was sold in the fourth quarter of 2002.

      An analysis of the net sales and the income (loss) from discontinued operations of these businesses, grouped by business segment, follows in the table below:

	2005	2004	2003

Net sales:
ASG
Engine hard parts products	671	723	706
Fluid products	454	469	452
Pump products	96	81	46
Boston Weatherhead	—	—	13

Total ASG	1,221	1,273	1,217

AAG
Automotive Aftermarket	—	1,943	1,996
Engine Management	—	—	142

Total AAG	—	1,943	2,138

Total net sales from discontinued operations	$1,221	$3,216	$3,355

Income (loss) from discontinued operations:
ASG
Engine hard parts products	(234)	(14)	(12)
Fluid products	(150)	4	22
Pump products	(50)	5	6
Boston Weatherhead	—	—	(4)

Total ASG	(434)	(5)	12

AAG
Automotive Aftermarket	—	(5)	69
Engine Management	—	—	(8)

Total AAG	—	(5)	61

Total income (loss) from discontinued operations	$(434)	$(10)	$73

      The loss from discontinued operations relating to ASG in 2005 includes the above mentioned $398 after-tax charge to reduce the net book values of the businesses currently held for sale to realizable values.
      The Automotive Aftermarket business component was included in discontinued operations for only eleven months of 2004, accounting for most of the decline in sales compared to 2003. The AAG results include $43 of after-tax losses recognized in connection with the sale. Gross margin for the Automotive Aftermarket business component was 15.5% in 2004 and 17.7% in 2003. The lower gross margin in 2004 was partially due to higher steel costs that reduced gross margin by approximately $25 or 1.3%.

Cash Flow
      Cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003 are shown in the following table:

	2005	2004	2003

Cash flow — summary
Cash and cash equivalents at beginning of period	$634	$731	$571

Cash from (used in) operating activities	(216)	73	350
Cash from (used in) investing activities	(54)	916	194
Cash from (used in) financing activities	398	(1,090)	(382)

Increase (decrease) in cash and cash equivalents	128	(101)	162
Net change in cash of discontinued operations		4	(2)

Cash and cash equivalents at end of period	$762	$634	$731

	2005	2004	2003

Cash flows — operating activities:
Net income	$(1,605)	$62	$228
Depreciation and amortization	310	358	394
Loss (gain) on note repurchases		96	(9)
Deferred income taxes	751	(125)	(35)
Unremitted earnings of affiliates	(40)	(36)	(49)
Losses (gains) on divestitures and asset sales	29	18	(38)
Asset impairment and other related charges	486	37	21
Minority interest	(16)	13	9

	(85)	423	521
Increase in working capital	(170)	(294)	(143)
Other	39	(56)	(28)

Cash flows from (used in) operating activities	$(216)	$73	$350

      The $216 of cash used in operating activities in 2005 is primarily due to the decline in results from continuing operations in 2005 compared to 2004. There were significant non-cash transactions and developments in both 2005 and 2004 that impacted net income.
      In 2005, we announced the planned sale of our engine hard parts, fluid products and pumps products businesses. Accordingly we provided for an after-tax loss on the expected sales of $398, which is included in loss from discontinued operations. We also established a $817 valuation allowance against net deferred tax assets because we determined that future taxable income in the U.S. would not be sufficient to ensure realization of the net deferred tax assets based on a “more likely than not” standard in SFAS No. 109.
      Net income in 2004 was impacted by the divestiture of our automotive aftermarket businesses that we completed in November 2004. Including the related expenses incurred throughout 2004, the net loss associated with this divestiture was $43 after-tax. The proceeds from the divestiture and the issuance of $450 of 5.85% notes due in January 2015 were used to repurchase nearly $900 of our notes. The notes, which were issued in 2001 and 2002 when we had fallen below an investment grade rating, were repurchased at a substantial premium. After considering valuation adjustments, unamortized issuance costs and other related balance sheet items, we recognized an after-tax loss of $96 on the transaction. Deferred income tax benefits, which do not impact cash, are also a significant element of the net charges related to the note repurchase, divestitures and asset sales and impairments, which are presented net of the related tax benefits. Other deferred tax benefits, recognized in 2004 but not impacting cash flow, totaled $125.
      Our working capital increased in 2005 but at a lesser rate than in 2004. Combined accounts receivable and inventory decreased by $227 after increasing $430 and $127 in 2004 and 2003. Other operating assets and liabilities increased $397 in 2005 after decreasing $136 in 2004. Other receivables at the end of 2004 included a higher amount recoverable from insurers as a result of the settlement agreement entered in December 2004 with a number of our carriers.
      Also, working capital in 2005, 2004 and 2003 was negatively affected by payments against restructuring accruals of $23, $27 and $83.

	2005	2004	2003

Cash flows — investing activities:
Purchases of property, plant and equipment	$(297)	$(329)	$(323)
Divestitures		968	145
Proceeds from sales of leasing subsidiary assets	161	289	193
Proceeds from sales of other assets	22	61	89
Other	60	(73)	90

Cash flows from (used in) investing activities	$(54)	$916	$194

      Capital spending declined in 2005 and has remained below depreciation expense for the past 3 years. The 2005 outlays were again focused on opportunities to leverage technology and support new customer programs. Capital spending in 2006 is expected to increase approximately 10%.
      We continued to reduce our lease investment portfolio at DCC, generating $161 and $289 from sales of those assets in 2005 and 2004.
      The sale of the automotive aftermarket businesses in November 2004 generated cash proceeds of $968 at closing. Supplementing those proceeds was the $61 of cash generated on asset sales within the manufacturing operations.

	2005	2004	2003

Cash flows — financing activities:
Net change in short-term debt	$492	$(31)	$(113)
Issuance of long-term debt	16	455	—
Payments on and repurchases of long-term debt	(61)	(1,457)	(272)
Dividends paid	(55)	(73)	(14)
Other	6	16	17

Cash flows from (used in) financing activities	$398	$(1,090)	$(382)

      We made draws on the accounts receivable securitization program and the five-year revolving credit facility to meet our working capital needs during 2005.
      During 2005, we refinanced a secured note due in 2007 related to a DCC investment to a non-recourse note due in August 2010 and increased the principal outstanding from $40 to $55. The remainder of our debt transactions in 2005 was generally limited to $61 of debt repayments, including a $50 scheduled payment at DCC.
      In December 2004, we used $1,086 of cash, including a portion of the proceeds from the sale of the AAG businesses and the issuance of $450 of new notes, to repurchase $891 face value of our March 2010 and August 2011 notes. Prior to the fourth quarter, we had used available cash to meet scheduled maturities of long-term debt of $239 on the manufacturing side and $166 within DCC.

      In 2003, we spent $140 to repurchase notes having a face amount of $158, generating a pre-tax gain of $15 after considering the unamortized issuance costs and original issuance discount.
      We maintained a quarterly dividend rate of $.12 per share during the first three quarters of 2005 and all of 2004 before decreasing the fourth quarter 2005 dividend to $.01. The annual dividend in 2003 was $.09.

Financing Activities
      Pre-Petition Financing— Before the Filing Date, we had a five-year bank facility, maturing on March 4, 2010, which provided $400 of borrowing capacity. At December 31, 2005, we (excluding DCC) had committed borrowing lines of $942 and uncommitted lines of $241, and our outstanding borrowings consisted of $377 under the bank facility, $185 under our accounts receivable securitization program and $25 drawn by non-U.S. subsidiaries. Our accounts receivable securitization program provided up to a maximum of $275 at December 31, 2005 to meet periodic demand for short-term financing.
      We announced in September and October 2005, that we had lowered our 2005 earnings estimate and that we would establish a valuation allowance against our U.S. deferred tax assets and restate our financial statements for the first and second quarters of 2005 and the years 2002 through 2004. In connection with those announcements, we obtained waivers under our bank and accounts receivable agreements of certain covenants, including a waiver of the financial covenants in the bank facility for the end of the third quarter of 2005. In the fourth quarter of 2005, we amended the bank and accounts receivable agreements and obtained extensions of the existing waivers under these agreements to May 31, 2006 and certain additional waivers. We continued working with our bank group during January and February 2006, with the intention of negotiating a modified or new credit facility. The failure to reach an agreement on acceptable terms created liquidity problems that, among other factors, caused us to file our bankruptcy petition and commence work on the DIP Credit Agreement described below.
      DIP Credit Agreement — On March 3, 2006, Dana, as borrower, and our debtor U.S. subsidiaries, as guarantors, entered into a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP facility or the DIP Credit Agreement) with Citicorp North America, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A., as lenders. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court on March 29, 2006.
      The DIP Credit Agreement, as amended, provides for a revolving credit facility and a term loan facility in an aggregate amount up to $1,450. We can borrow up to $750 under the revolving credit facility, of which $400 is available for the issuance of letters of credit, and $700 under the term loan facility. Availability under the revolving credit facility is subject to a borrowing base that includes advance rates relating to the value of our inventory and accounts receivable. All of the loans and other obligations under the DIP Credit Agreement will be due and payable on the earlier of (i) 24 months after the effective date of the DIP Credit Agreement or (ii) the consummation of our plan of reorganization under the Bankruptcy Code. Prior to maturity, we will be required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments, and from the proceeds of certain asset sales and the issuance of additional indebtedness. Such prepayments, if required, must be applied, first, to the term loan facility and, second, to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder.
      Interest under the DIP Credit Agreement will accrue, at our option, either at (i) the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% for both the term loan facility and the revolving credit facility or (ii) the prime rate plus a per annum margin of 1.25% for both the term loan facility and the revolving credit facility. We will pay a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility. We will also pay a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.
      The DIP Credit Agreement is guaranteed by substantially all of Dana’s domestic subsidiaries, excluding DCC. As collateral, Dana and each of its guarantor subsidiaries has granted a security interest in and lien on effectively all of its assets, including a pledge of 66% of the equity interests of each material direct foreign subsidiary owned by Dana and each guarantor subsidiary.
      Under the DIP Credit Agreement, Dana Corporation and each of our subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations and (ii) negative covenants, including limitations on liens, additional indebtedness, guaranties, dividends, transactions with affiliates, claims in our bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, limitations on restrictions affecting subsidiaries and sale and lease-backs. Additionally, the DIP Credit Agreement requires us to maintain, as of the end of each calendar month, a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs and to maintain at all times minimum availability under the DIP Credit Agreement.
      The DIP Credit Agreement includes customary events of default for facilities of this type, including failure to pay the principal or other amounts, breach of representations and warranties, breach of any covenant under the DIP Credit Agreement, cross-default to other indebtedness, judgment default, invalidity of any loan document, failure of liens to be perfected, the occurrence of certain ERISA events, conversion of our bankruptcy case to a proceeding under Chapter 7 of the Bankruptcy Code, relief from stay, failure of the financing order in our bankruptcy case to be in effect, or the occurrence of a change of control. Upon the occurrence and continuance of an event of default, our lenders have the right, among other things, to terminate their commitments under the DIP Credit Agreement, accelerate the repayment of all of our obligations under the DIP Credit Agreement and foreclose on the collateral granted to them.
      We expect our cash flows from operations and proceeds from divestitures, combined with funding available under the DIP Credit Agreement, to provide sufficient liquidity for the next twelve months. This includes funding any debt service obligations under the DIP facility, projected working capital requirements, realignment obligations, costs associated with the bankruptcy filing and capital spending.
      DCC Notes — Following Dana’s bankruptcy filing, the holders of a majority of the issued and outstanding medium term and private placement notes of DCC (the DCC Notes) formed an Ad Hoc Committee of Noteholders.
      Effective April 10, 2006, DCC and the Ad Hoc Committee entered into a Forbearance Agreement under which members of the Ad Hoc Committee holding over 70% of the outstanding principal amount of DCC Notes agreed to work with DCC toward a restructuring of the DCC Notes and to forbear from exercising rights and remedies with respect to any default or event of default that may now exist or may hereafter occur under such notes. The Forbearance Agreement will terminate 30 days from its effective date, or sooner upon the occurrence of certain events specified therein, including the commencement by DCC of a voluntary Chapter 11 bankruptcy case or the filing by any party of an involuntary petition for relief against DCC.
      As a condition precedent to the effectiveness of the Forbearance Agreement, DCC agreed not to make any payments of principal or interest that were due and payable to the holders of certain DCC Notes as of April 10, 2006. By letter dated as of April 11, 2006, counsel to Great-West Life & Annuity Insurance Company and The Great-West Life Assurance Company, which are noteholders not part of the Ad Hoc Committee, advised DCC that events of default had occurred under their respective Note Agreements as a result of DCC’s failure to pay the principal due as of April 10, 2006 on the notes issued thereunder and demanded payment of the entire principal of $7 and interest accrued on such notes.
      DCC intends to continue to cooperate with the Ad Hoc Committee and its other noteholders to complete a restructuring of the DCC Notes.

      Debt Reclassification — Our bankruptcy filing triggered the immediate acceleration of certain of our direct financial obligations, including, among others, the principal amounts outstanding (including interest) of the non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002; and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings in the Bankruptcy Court and the related obligations have been classified as current liabilities in our consolidated balance sheet as of December 31, 2005. Only the $55 of certain non-recourse debt and $12 of certain international borrowings continue to be classified as non-current liabilities.
      Swap Agreements — We were a party to two interest rate swap agreements, expiring in August 2011, under which we had agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. Converting the fixed interest rate to a variable rate was intended to provide a better balance of fixed and variable rate debt. Both swap agreements had been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a $4 non-current liability at December 31, 2005, which was offset by a decrease in the carrying value of long-term debt. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements that generated cash receipts prior to 2004. These valuation adjustments, which were being amortized as a reduction of interest expense over the remaining life of the notes, totaled $5 at December 31, 2005.
      As of December 31, 2005, the interest rate swap agreements provided for us to receive a fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on LIBOR, plus a spread; the average variable rate under these contracts approximated 9.4% at the end of 2005. As a result of our bankruptcy filing, the two swap agreements were terminated, resulting in a termination payment of $6 on March 30, 2006.
      Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials. The following table summarizes our fixed cash obligations over various future periods.

		Payments Due by Period

		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Principal of long-term debt	$2,058	$93	$468	$485	$1,012
Operating leases	521	90	131	90	210
Unconditional purchase obligations	254	203	39	10	2
Other long-term liabilities	1,603	374	299	282	648

Total contractual cash obligations	$4,436	$760	$937	$867	$1,872

      With our filing under Chapter 11 of the Bankruptcy Code we are not able to determine the amounts and timing of our contractual cash obligations. Accordingly, the preceding table reflects the scheduled maturities based on the original payment terms specified in the underlying agreement or contract. Future payment timing and amounts are expected to be modified as a result of the reorganization under Chapter 11.
      The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.
      We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accord-

ingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2006 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows: $529, $371, $369, $332 and $589 in 2006, 2007, 2008, 2009 and 2010 thereafter.
      Other long-term liabilities include estimated obligations under our retiree healthcare programs, estimated 2006 contribution to our U.S. defined benefit pension plans and payments under the long-term agreement with IBM for the outsourcing of certain human resource services that began in June of 2005. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2010 considered recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2006 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
      We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. Our Board authorization permits us to issue tooling guarantees up to $80 for these programs. At December 31, 2005, there was $2 of guarantees outstanding under this program.
      We have guaranteed the performance of a wholly-owned consolidated subsidiary under several operating leases. The operating leases require the subsidiary to make monthly payments at specified amounts and guarantee, up to a stated amount, the residual value of the assets at the end of the lease. The guarantees are for periods of from five to seven years or until termination of the lease. We have recorded a liability and corresponding prepaid amount of $3 relating to these guarantees. In the event of a default by our subsidiary the parent would be required to fulfill the obligations under the operating lease. In the first quarter of 2006, these leases were terminated and we were released from these guarantees.
      At December 31, 2005, we maintained cash balances of $109 on deposit with financial institutions, which may not be withdrawn, to support surety bonds and provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.
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
Contingencies
      Impact of Bankruptcy Filing. On March 3, 2006, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, as discussed in Item 1. Under the Bankruptcy Code, the filing of the petitions automatically stays most actions against us. Substantially all of our pre-petition liabilities will be resolved under our plan of reorganization unless otherwise satisfied pursuant to orders of the Bankruptcy Court.
      Class Action Lawsuit and Derivative Actions — Dana and certain of our current and former officers are defendants in a consolidated class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Three derivative actions are also pending in the same court naming certain of our directors and current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.
      SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We will continue to cooperate fully with the SEC in the investigation.
      Legal Proceedings Arising in the Ordinary Course of Business — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed these pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
      Asbestos-Related Product Liabilities — Under the Bankruptcy Code, pending asbestos-related product liability lawsuits are stayed during our reorganization process, and claimants may not commence new lawsuits against us on account of pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. Our obligations with respect to asbestos claims will be resolved pursuant to our plan of reorganization or otherwise resolved pursuant to order(s) of the Bankruptcy Court.
      We had approximately 77,000 active pending asbestos-related product liability claims at December 31, 2005, compared to 116,000 at December 31, 2004, including at both dates 10,000 claims that were settled but awaiting final documentation and payment. The reduced number of active pending claims at December 31, 2005, was due primarily to the effect of tort reform legislation or medical criteria orders entered in various courts. During the year, these factors resulted in a reduction of approximately 20,000 claims in Texas, 12,000 claims in Mississippi and 9,000 claims in Ohio. We had accrued $98 for indemnity and defense costs for pending asbestos-related product liability claims at December 31, 2005, compared to $139 at December 31, 2004. We accrue for pending claims based on our claims settlement and dismissal history.
      In the past, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future demands. However, more recently, our claims activity has become more stable following the dissolution of the Center for Claims Resolution (CCR), as described below, the implementation of our post-CCR legal and settlement strategy and legislative actions that have reduced the volume of claims in the legal system. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future demands and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. Based on this analysis, we estimated our potential liability for the next fifteen years to be within a range of $70 to $120. Since the outcomes within that range are equally probable, we accrued the lower end of the range at December 31, 2005. Beyond fifteen years, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims would be de minimis; however, the process of estimating future demands is highly uncertain. The effect on earnings of recording the $70 was offset by our estimate of the portion of this liability that we expect to recover under our insurance policies and through amounts received from insurance settlements that had been deferred. During the third quarter, we also reduced our estimated liability for pending claims, and our expected insurance recovery, for the decrease in active claims outstanding. These items resulted in an increase in pre-tax income of approximately $3 during the third quarter.
      Generally accepted methods of projecting future asbestos-related product claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy and settlement values. Although we do not believe that our products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced the range of estimated potential values described above.
      At December 31, 2005, we had recorded $78 as an asset for probable recovery from our insurers for both the pending and projected claims, compared to $118 recorded at December 31, 2004, solely for pending claims. During the second quarter of 2005, we received the final payment due us under an insurance settlement agreement that we had entered into with some of our carriers in December 2004. The asset recorded at December 31, 2005 reflects our assessment of the capacity of our remaining insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and future demands, assuming elections under our existing coverage, which we intend to adopt in order to maximize our insurance recovery.
      Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount will be evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liability. In October 2005, we signed a settlement agreement with another of our insurers providing for us to receive cash payments of $8 in 2006 in exchange for the release of all rights to coverage for asbestos-related bodily injury claims under the settled insurance policies. We recorded a receivable for this amount at December 31, 2005, of which $2 was used to reduce receivables related to pending and unasserted claims and the balance was recorded as deferred income available for potential future liabilities.
      In addition, we had a net amount recoverable from our insurers and others of $15 at December 31, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. During the reorganization process, all asbestos litigation is stayed. As a result, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
      Other Product Liabilities — We had accrued $13 for contingent non-asbestos product liability costs at December 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
      Environmental Liabilities — We had accrued $63 for contingent environmental liabilities at December 31, 2005, compared to $73 at December 31, 2004. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
      Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There have been no material changes in the facts underlying these estimates since December 31, 2004 and, accordingly, our estimated liabilities for the three Operable Units at this site at December 31, 2005 remained unchanged and were as follows:

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
      Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2005, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2005, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
      Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. In particular, although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ significantly from what we currently project.

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
      Asset Impairment — We perform periodic impairment analyses on our long-lived assets such as property, plant and equipment, carrying amount of investments and goodwill. We also evaluate the carrying amount of our inventories on a recurring basis for impairment due to lower of cost or market issues and for excess or obsolete quantities.
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we perform impairment analyses of our recorded long-lived assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets of the operation (excluding goodwill), are written down to fair value. Fair value is determined based on discounted cash flows, or other methods providing best estimates of value. During 2005, 2004 and 2003 we recorded long-lived tangible asset impairment provisions in continuing operations of $23, $14 and $2 which resulted in part from excess capacity caused by the downturn in our markets and the resulting restructuring of our operations. With respect to discontinued operations, we recorded additional long-lived asset provisions of $207, $15 and $6 in 2005, 2004 and 2003. See Note 15 to our consolidated financial statements for additional information.
      In March 2005, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. Our adoption of FIN 47 during the fourth quarter of 2005 resulted in an after tax charge of $2 recorded as a Change in accounting on our Consolidated Statement of Income. A conditional asset retirement obligation of $3 and an associated asset of $1, net of accumulated depreciation of less than $1 were recorded at December 31, 2005. If the provisions of FIN 47 had been applied retrospectively to December 31, 2004 and 2003, a liability of $3 would have been recorded at both dates. An asset of less than $1, net of accumulated depreciation, would have been recorded at both December 31, 2004 and 2003. Accretion and depreciation expense, on an after-tax basis, for years ending December 31, 2005, 2004 and 2003 would have been less than $1 during each period.
      Goodwill and Other Intangible Assets — In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record additional charges to reflect impairment of the associated goodwill. In 2005, we recorded goodwill impairment charges of $83 and $53 in discontinued and continuing operations. There was no goodwill impairment in 2004 or 2003. See Note 15 for additional information. SFAS No. 142 also applies to other intangible assets. We did not have a significant amount of intangible assets other than goodwill at December 31, 2005 and 2004.

      Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out basis for U.S. inventories and on the first-in, first-out or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of lower of cost or market value of inventory are determined at the plant level and are based upon the inventory at that location taken as a whole. These estimates are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.
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
      Warranty — In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer, to accounting for the warranty liabilities based on our costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the three months ended March 31, 2005. In the third quarter of 2005, the previously recorded tax expense of $2 was offset by the valuation allowance established against our U.S. net deferred tax assets.
      Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. These costs are then adjusted, as required, to reflect subsequent experience. Warranty expense totaled $64, $35 and $31 in 2005, 2004 and 2003. No warranty expense was incurred in discontinued operations in 2005. Warranty charges in discontinued operations amounted to $1 in 2004 and $3 in 2003. Accrued liabilities for warranty obligations were $91 and $80 at December 31, 2005 and 2004.
      Pension and Postretirement Benefits Other Than Pensions — Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions. The healthcare trend rates are reviewed with our actuaries based upon the results of their review of claims experience. Discount rates are based upon amounts determined by matching expected benefit payments to a yield curve for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy. Postretirement benefits are not funded, with our policy being to pay these benefits as they become due.
      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the notes to our financial statements. We had unrecognized losses related to our pension plans of $746 and $593 in 2005 and 2004. The increase in the unrecognized actuarial loss for the past two years is primarily attributed to changing the discount rate, as discussed below. A portion of the December 31, 2005 unrecognized loss will be amortized into earnings in 2006. The effect on years after 2006 will depend in large part on the actual experience of the plans in 2006 and beyond.
      Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which are used to determine the discount rate, were down slightly in 2005 after declining more significantly in 2004. Accordingly, we reduced the discount rate used to determine our pension benefit obligation on our U.S. plans 10 basis points in 2005 and 50 basis points in 2004. We utilized a composite discount rate of 5.65% at December 31, 2005 compared to a rate of 5.75% at

December 31, 2004 and 2003. In addition, the weighted average discount rate utilized by our non-U.S. plans was also reduced, moving to 4.7% at December 31, 2005 from 5.5% and 5.6% at December 31, 2004 and 2003. Overall, a change in the discount rate of 25 basis points would result in a change in our obligation of approximately $57 and a change in pension expense of approximately $3.
      Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on U.S. plan assets annually. The rate of return assumption for U.S. plans as of December 31, 2005 and 2004 was 8.5% and 8.8%. The weighted average expected rate of return assumption used for determining pension expense of our non-U.S. plans in 2005 and 2004 was 6.4% and 6.7%. The weighted average expected rate of return assumption as of December 31, 2005 will be used to determine pension expense for non-U.S. plans in 2006. A 25 basis point change in the rate of return would change pension expense by approximately $5.
      We expect that the 2006 pension expense of U.S. plans, after considering all relevant assumptions, will decrease by approximately $8 to $20 when compared to the amount of $12 recognized in 2005, which included $13 of curtailment and settlement charges.
      The minimum pension liability increased by $161 during 2005, principally in the U.S., Germany and the U.K. primarily as a result of the decline in the discount rates used to determine our pension obligations at December 31, 2005. The $222 decrease in the minimum pension liability in 2004 is primarily due to increases in investment returns, primarily in the U.S., Canada and the U.K., and an additional $198 contributed to our plans following the completion of the AAG divestiture. We made contributions of $80 and $289 to our pension plans in 2005 and 2004, including $41 and $196 to U.S. plans.
      Assumptions are also a key determinant in the amount of the obligation and expense recorded for postretirement benefits other than pension (OPEB). Nearly 94% of the total obligation for these postretirement benefits relates to U.S. plans. The discount rate used to determine the obligation for these benefits decreased to 5.6% at December 31, 2005 from 5.8% at December 31, 2004. If there were a 25 basis point change in the discount rate, our OPEB expense would change by $2 and our obligation would change by $40. The healthcare costs trend rate is an important assumption in determining the amount of the OPEB obligation. We decreased the initial weighted healthcare cost trend rate to 9.0% at December 31, 2005 from 10.3% and 11.8% at December 31, 2004 and 2003. Similar to the accounting for pension plans, actuarial gains and losses related to OPEB liabilities may be deferred. Unrecognized OPEB losses totaled $758 and $802 at the end of 2005 and 2004.
      The OPEB obligation decreased to $1,669 at December 31, 2005 from $1,746 and $1,759 at December 31, 2004 and 2003. Plan amendments reduced our obligation by $35 in 2005 and $121 in 2003. Also, in January 2005, the Center for Medicare and Medicaid Services released final regulations to implement the new prescription drug benefits under Part D of Medicare. The effect of final regulations was a further reduction of $5 in 2005 expense and a further reduction in the accumulated pension benefit obligation (APBO) by $43. The initial effect of the subsidy was a $68 reduction in our APBO at January 1, 2004 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to retiree benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income by $8 in 2004.
      OPEB expense was $131, $143 and $158 in 2005, 2004 and 2003. If there were a 100 basis point increase in the assumed healthcare trend rates, our OPEB expense would increase by $7 and our obligation would increase by $110. If there were a 100 basis point decrease in the trend rates, our OPEB expense would decrease by $6 and our obligation would decrease by $93.
      Income Taxes — Accounting for income taxes involves matters that require estimates and the application of judgment. These include an evaluation of the realization of the recorded deferred tax benefits and assessment of potential tax liability relating to areas of potential dispute with various taxing regulatory agencies. We have operations in numerous jurisdictions around the world, each with its own unique tax laws and regulations. This adds further complexity to the process of accounting for income taxes. Our income tax estimates are adjusted in light of changing circumstances, such as the progress of our tax audits and our evaluations of the realization of our tax assets.
      During the third quarter of 2005, Dana recorded a non-cash charge of $918 to establish a full valuation allowance against our net deferred tax assets in the U.S. and U.K. This charge included $817 of net deferred tax assets of continuing operations and $8 of deferred tax assets of discontinued operations as of the beginning of the year. Dana’s income tax expense for 2005 includes $100 of income tax expense primarily related to foreign countries whose results continue to be tax-effected due to their ongoing profitability.
      In assessing the need for additional valuation allowances during the third quarter of 2005, we considered the impact of the revised outlook of our profitability in the U.S. on our 2005 operating results. The revised outlook of profitability was due in part to the lower than previously anticipated levels of performance, resulting from manufacturing inefficiencies and our failure to achieve projected cost reductions, as well as higher-than-expected costs for steel, other raw materials and energy which we have not been able to recover fully. In light of these developments, there was sufficient negative evidence and uncertainty as to our ability to generate the necessary level of U.S. taxable earnings to realize our deferred tax assets in the U.S. for us to conclude, in accordance with the requirements of SFAS No. 109 and our accounting policies, that a full valuation allowance against the net deferred tax asset was required. Additionally, we concluded that an additional valuation allowance was required for deferred tax assets in the U.K. where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2005 and beyond, we concluded that there were no further changes to our previous assessments as to the realization of our other deferred tax assets.
      Our deferred tax assets include benefits expected from the utilization of net operating loss, capital loss and credit carryforwards in the future. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future. See additional discussion of our deferred tax assets and liabilities in Note 12 to our consolidated financial statements.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to various types of market risks including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.
      Foreign currency exchange rate risks — Our operating results may be impacted by buying, selling and financing in currencies other than the functional currency of our operating companies. We focus on natural hedging techniques which include the following: 1) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flow subject to conversion risk, 2) avoidance of risk by denominating contracts in the appropriate functional currency and 3) managing cash flows on a net basis (both in timing and currency) to minimize the exposure to foreign currency exchange rates.
      After considering natural hedging techniques, some portions of remaining exposure, especially for anticipated inter-company and third party commercial transaction exposure in the short term, are considered for hedging using financial derivatives, such as foreign currency exchange rate forwards. We were party to foreign currency contracts for short-term anticipated transactions in U.S. dollars, British pounds, Slovakian krona and euros at the end of 2005.

      In addition to the transactional exposure discussed above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign exchange contracts to mitigate translation exposure.
      Interest Rate Risk — We manage interest rate exposure by using a combination of fixed- and variable-rate debt and interest rate swaps. At December 31, 2005, we were party to two interest rate swap agreements related to our remaining August 2001 U.S. dollar notes. These agreements effectively convert the fixed interest rates of those notes to a variable interest rate in order to provide a better balance of fixed and variable rate debt. Further disclosures are provided in Note 9 to our consolidated financial statements.
      Risk From Adverse Movements In Commodity Prices — The company purchases certain raw materials, including steel and other metals, which are subject to price volatility caused by unpredictable factors. Higher costs of raw materials and other commodities used in the production process have had a significant adverse impact on our operating results in 2005, with steel prices reducing profit by $209, as measured against 2003 year-end price levels. We have taken actions to mitigate the impact, which include cost-reduction programs, consolidation of our supply base and negotiating fixed price supply contracts with our commodity suppliers. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. No assurances can be given that the magnitude and duration of these increased costs will not have a material impact on our future operating results. We were not party to any financial derivative transactions at December 31, 2005 to hedge commodity price movements.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Dana Corporation
      We have completed integrated audits of Dana Corporation’s 2005 and 2004 consolidated financial statements, and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on March 3, 2006. This action, which was taken primarily as a result of liquidity issues as discussed in Note 17 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for warranty liabilities effective January 1, 2005. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2005.

Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Dana Corporation did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weaknesses relating to: (1) the lack of an effective control environment at its Commercial Vehicle business unit, (2) the financial and accounting organization not being adequate to support its financial accounting and reporting needs, (3) the lack of effective controls over the completeness and accuracy of certain revenue and expense accruals, (4) the lack of effective controls over reconciliations of certain financial statement accounts, (5) the lack of effective controls over the valuation and accuracy of long-lived assets and goodwill, and (6) the lack of effective segregation of duties over automated and manual transaction processes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
      (1) The Company did not maintain an effective control environment at the Commercial Vehicle business unit. Specifically, there were inadequate controls to prevent, identify and respond to improper intervention or override of established policies, procedures and controls by management within the Commercial Vehicle business unit. This improper management intervention and override at this business unit allowed the improper recording of certain transactions with respect to asset sale contracts, supplier cost recovery arrangements and contract pricing changes to achieve accounting results that were not in accordance with GAAP and journal entries which were not appropriately supported or documented. Additionally, financial personnel in the unit failed to report instances of inappropriate conduct and potential financial impropriety to senior financial management outside the unit. This control deficiency primarily affected accounts receivable, accounts payable, accrued liabilities, revenue, other income, and other direct expenses.
      (2) The Company’s financial and accounting organization was not adequate to support its financial accounting and reporting needs. Specifically, lines of communication between the Company’s operations, accounting and finance personnel were not adequate to raise issues to the appropriate level of accounting personnel and the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. This control deficiency resulted in ineffective controls over the accurate and complete recording of certain customer contract pricing changes and asset sale contracts (both within and outside of the Commercial Vehicle business unit) to ensure they were accounted for in accordance with GAAP. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training contributed to the control deficiencies discussed in items 3 through 6 below.
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
      (4) The Company did not maintain effective controls over reconciliations of certain financial statement accounts. Specifically, the Company’s controls over the preparation, review and monitoring of account reconciliations primarily related to certain inventory, accounts payable, accrued expenses and the related income statement accounts and certain inter-company balances were ineffective to ensure that account balances were accurate and supported with appropriate underlying detail, calculations or other documentation, and that inter-company balances appropriately eliminate.
      (5) The Company did not maintain effective controls over the valuation and accuracy of long lived assets and goodwill. Specifically, the Company did not maintain effective controls to identify the deterioration in fourth quarter operating results as a condition that triggered a requirement to assess long-lived assets for impairment. Also, certain plants did not maintain effective controls to identify impairment of idle assets in a timely manner. Further, the Company did not maintain effective controls to ensure goodwill impairment calculations were accurate and supported with appropriate underlying documentation, including the determination of net book value and fair value of reporting units.
      (6) The Company did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without adequate independent monitoring. In addition, certain personnel with financial responsibilities for purchasing, payables and sales had incompatible duties that allowed for the creation, review and processing of certain financial data without adequate independent review and authorization. This control deficiency primarily affects revenue, accounts receivable and accounts payable.
      Each of the control deficiencies described in 1 through 4 above resulted in the restatement of the Company’s annual consolidated financial statements for 2004, each of the interim periods in 2004 and the first and second quarters of 2005, as well as adjustments, including audit adjustments, to the Company’s third quarter 2005 consolidated financial statements. Each of the control deficiencies described in 2 through 4 above resulted in the restatement of the Company’s annual consolidated financial statements for 2003 and 2002. The control deficiency described in 5 above resulted in audit adjustments to the 2005 annual consolidated financial statements. Additionally, each of the control deficiencies described in 1 through 6 above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.
      These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that Dana Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Dana Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
April 27, 2006

Dana Corporation Consolidated Statement of Income
For the years ended December 31, 2005, 2004 and 2003
(In millions except per-share amounts)

	2005	2004	2003

Net sales	$8,611	$7,775	$6,714
Revenue from lease financing	15	18	42
Other income (expense), net	73	(103)	104

Total revenue	8,699	7,690	6,860

Costs and expenses
Cost of sales	8,205	7,189	6,123
Selling, general and administrative expenses	500	416	452
Realignment charges	58	44
Goodwill Impairment	53
Interest expense	168	206	223

Total costs and expenses	8,984	7,855	6,798

Income (loss) before income taxes	(285)	(165)	62
Income tax (expense) benefit	(924)	205	52
Minority interest	(6)	(5)	(7)
Equity in earnings of affiliates	40	37	48

Income (loss) from continuing operations	(1,175)	72	155

Income (loss) from discontinued operations before income taxes	(441)	17	117
Income tax benefit (expense)	7	(27)	(44)

Income (loss) from discontinued operations	(434)	(10)	73

Income (loss) before effect of change in accounting	(1,609)	62	228
Effect of change in accounting	4

Net income (loss)	$(1,605)	$62	$228

Basic earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(7.86)	$0.48	$1.05
Income (loss) from discontinued operations	(2.90)	(0.07)	0.49
Effect of change in accounting	0.03

Net income (loss)	$(10.73)	$0.41	$1.54

Diluted earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(7.86)	$0.48	$1.04
Income (loss) from discontinued operations	(2.90)	(0.07)	0.49
Effect of change in accounting	0.03

Net income (loss)	$(10.73)	$0.41	$1.53

Cash dividends declared and paid per common share	$0.37	$0.48	$0.09
Average shares outstanding — basic	150	149	148
Average shares outstanding — diluted	151	151	149
The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation Consolidated Balance Sheet
December 31, 2005 and 2004
(In millions, except par value)

	2005	2004

Assets
Current assets
Cash and cash equivalents	$762	$634
Accounts receivable
Trade, less allowance for doubtful accounts of $22 — 2005 and $39 — 2004	1,064	1,254
Other	244	437
Inventories	664	898
Assets of discontinued operations	549
Other current assets	141	185

Total current assets	3,424	3,408
Goodwill	439	593
Investments and other assets	1,077	1,857
Investments in equity affiliates	818	990
Property, plant and equipment, net	1,628	2,171

Total assets	$7,386	$9,019

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$2,578	$155
Accounts payable	948	1,330
Accrued payroll and employee benefits	378	378
Liabilities of discontinued operations	229
Other accrued liabilities	475	611
Taxes on income	284	199

Total current liabilities	4,892	2,673
Deferred employee benefits and other noncurrent liabilities	1,798	1,759
Long-term debt	67	2,054
Minority interest in consolidated subsidiaries	84	122

Total liabilities	6,841	6,608

Shareholders’ equity
Common stock, $1 par value, shares authorized, 350; shares issued, 150 — 2005 and 150 — 2004	150	150
Additional paid-in-capital	194	190
Retained earnings	819	2,479
Accumulated other comprehensive loss	(618)	(408)

Total shareholders’ equity	545	2,411

Total liabilities and shareholders’ equity	$7,386	$9,019

      The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation Consolidated Statement of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(In millions)

	2005	2004	2003

Net cash flows from (used in) operating activities	$(216)	$73	$350

Cash flows — investing activities:
Purchases of property, plant and equipment	(297)	(329)	(323)
Divestitures		968	145
Proceeds from sales of leasing subsidiary assets	161	289	193
Proceeds from sales of other assets	22	61	89
Changes in investments and other assets	11	(80)	60
Payments received on leases and loans	68	13	40
Acquisitions		(5)
Other	(19)	(1)	(10)

Net cash flows from (used in) investing activities	(54)	916	194

Cash flows — financing activities:
Payments on and repurchases of long-term debt	(61)	(1,457)	(272)
Issuance of long-term debt	16	455
Net change in short-term debt	492	(31)	(113)
Dividends paid	(55)	(73)	(14)
Other	6	16	17

Net cash flows from (used in) financing activities	398	(1,090)	(382)

Net increase (decrease) in cash and cash equivalents	128	(101)	162
Net change in cash of discontinued operations		4	(2)
Cash and cash equivalents — beginning of year	634	731	571

Cash and cash equivalents — end of year	$762	$634	$731

Reconciliation of net income (loss) to net cash flows — operating activities:
Net income (loss)	$(1,605)	$62	$228
Depreciation and amortization	310	358	394
Loss (gain) on note repurchases		96	(9)
Asset impairment and other related charges	486	37	21
Losses (gains) on divestitures and asset sales	29	18	(38)
Minority interest	(16)	13	9
Deferred income taxes	751	(125)	(35)
Unremitted earnings of affiliates	(40)	(36)	(49)
Change in accounts receivable	146	(275)	(127)
Change in inventories	81	(155)
Change in other operating assets	(93)	(312)	65
Change in operating liabilities	(304)	448	(81)
Effect of change in accounting	(4)
Other	43	(56)	(28)

Net cash flows from (used in) operating activities	$(216)	$73	$350

Income taxes paid were $127, $43 and $63 in 2005, 2004 and 2003. Interest paid was $164, $237 and $235 in 2005, 2004 and 2003.
The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation Consolidated Statement of Shareholders’ Equity
and Comprehensive Income (Loss)
(In millions)

				Accumulated Other
				Comprehensive Income (Loss)

		Additional		Foreign	Minimum	Net
	Common	Paid-In	Retained	Currency	Pension	Unrealized	Shareholders’
	Stock	Capital	Earnings	Translation	Liability	Gain (Loss)	Equity

Balance, December 31, 2002	$149	$170	$2,276	$(785)	$(358)	$(2)	$1,450
Comprehensive income:
Net income for 2003			228
Foreign currency translation				297
Minimum pension liability					86
Reclassification adjustment						2
Total comprehensive income							613
Cash dividends declared			(14)				(14)
Issuance of shares for equity compensation plans, net		1					1

Balance, December 31, 2003	149	171	2,490	(488)	(272)	—	2,050
Comprehensive income:
Net income for 2004			62
Foreign currency translation				223
Minimum pension liability					129
Total comprehensive income							414
Cash dividends declared			(73)				(73)
Issuance of shares for equity compensation plans, net	1	19					20

Balance, December 31, 2004	150	190	2,479	(265)	(143)	—	2,411
Comprehensive income:
Net loss for 2005			(1,605)
Foreign currency translation				(125)
Minimum pension liability					(152)
Reclassification adjustment				67
Total comprehensive loss							(1,815)
Cash dividends declared			(55)				(55)
Issuance of shares for equity compensation plans, net		4					4

Balance, December 31, 2005	$150	$194	$819	$(323)	$(295)	$—	$545

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation
Index to Notes to Consolidated
Financial Statements
      1. Organization and Summary of Significant Accounting Policies
      2. Preferred Share Purchase Rights
      3. Preferred Shares
      4. Common Shares
      5. Inventories
      6. Goodwill
      7. Components of Certain Balance Sheet Amounts
      8. Investments in Equity Affiliates
      9. Financial Instruments and Fair Value of Financial Instruments
      10. Compensation Plans
      11. Benefit Plans
      12. Income Taxes
      13. Commitments and Contingencies
      14. Warranty
      15. Impairments, Discontinued Operations, Divestitures and Realignment of Operations
      16. Segments
      17. Subsequent Events

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.	Organization and Summary of Significant Accounting Policies
      Organization — We serve the majority of the world’s vehicular manufacturers as a leader in the engineering, manufacture and distribution of systems and components. Although we divested the majority of our automotive aftermarket businesses in November 2004, we continue to manufacture and supply a variety of service parts. We have also been a provider of lease financing services in selected markets through our wholly-owned subsidiary, Dana Credit Corporation (DCC).
      The preparation of these consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the U.S. requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability and warranty accruals; valuation of post-employment and postretirement benefits; depreciation and amortization of long-lived assets; residual values of leased assets and allowances for doubtful accounts. Actual results could differ from those estimates. The following summary of significant accounting policies should help you evaluate our consolidated financial statements.
      Reorganization Proceedings under Chapter 11 of the Bankruptcy Code — On March 3, 2006 (the Filing Date), Dana Corporation and forty of our wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither DCC nor any of our non-U.S. affiliates commenced any bankruptcy proceedings.
      Principles of Consolidation — Our consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are generally recorded in the statements using the equity method of accounting, as are certain investments in partnerships and limited liability companies in which we may have an ownership interest of less than 20%. Operations of affiliates accounted for under the equity method of accounting are generally included for periods ended within one month of our year-end. Our less-than 20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.
      Discontinued Operations — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years to effect their classification as discontinued operations. The amounts presented in the income statement for years prior to 2005 were reclassified to comply with SFAS No. 144.
      With respect to the consolidated balance sheet, the assets and liabilities relating to our discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the components. As a result of the completion of the divestiture of the majority of our automotive aftermarket businesses in November 2004, the balance sheet as of December 31, 2004 did not include any assets or liabilities of discontinued operations. The balance sheet at December 31, 2005 reflects our announced plan to sell our engine products, routing products and pump products businesses during 2006. In the consolidated statement of cash flows, the cash flows of discontinued operations are not reclassified. See Note 15 for additional information regarding our discontinued operations.

      Foreign Currency Translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in net earnings. Other income includes transaction losses of $8, gains of $1 and $4 in 2005, 2004 and 2003, respectively. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of accumulated other comprehensive income in shareholders’ equity. For affiliates operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments included in net income for these affiliates were $2 in 2005 and 2004 and immaterial in 2003.
      Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for non-U.S. inventories.
      Goodwill — Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we discontinued amortizing goodwill in 2002 and now test goodwill for impairment on an annual basis as of December 31 unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record impairment charges for the associated goodwill.
      Pre-Production Costs Related to Long-Term Supply Arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling. These costs are also capitalized and amortized if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2005, the machinery and equipment component of property, plant and equipment included $14 of our tooling related to long-term supply arrangements and $6 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $58 of costs related to tooling which we have a contractual right to collect from our customers.
      Lease Financing — Lease financing consists of direct financing leases, leveraged leases and operating leases on equipment. Income on direct financing leases is recognized by a method that produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method that produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period. Operating leases for equipment are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases.
      Allowance for Losses on Lease Financing — Provisions for losses on lease financing receivables are determined based on loss experience and assessment of inherent risk. Adjustments are made to the allowance for losses to adjust the net investment in lease financing to an estimated collectible amount. Income recognition is generally discontinued on accounts that are contractually past due and where no payment activity has occurred within 120 days. Accounts are charged against the allowance for losses when determined to be uncollectible. Accounts where asset repossession has started as the primary means of recovery are classified within other assets at their estimated realizable value.

      Properties and Depreciation — Property, plant and equipment are valued at historical costs. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Long-lived assets are reviewed for impairment whenever events and circumstances indicate they may be impaired. When appropriate, carrying amounts are adjusted to fair market value less cost to sell. Useful lives for buildings and building improvements, machinery and equipment, tooling and office equipment, furniture and fixtures principally range from twenty to thirty years, five to ten years, three to five years and three to ten years, respectively.
      Revenue Recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors, when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales.
      Income Taxes — Current tax liabilities and assets are recognized for the estimated taxes payable or refundable on the tax returns for the current year. Deferred income taxes are provided for temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating loss, tax credit and other carryforwards. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.
      In accordance with SFAS No. 109, “Accounting for Income Taxes,” we periodically assess whether it is more likely than not that we will generate sufficient future taxable income to realize our deferred income tax assets. This assessment requires significant judgment and, in making this evaluation, we consider all available positive and negative evidence. Such evidence includes historical results, trends and expectations for future U.S. and non-U.S. pre-tax operating income, the time period over which our temporary differences and carryforwards will reverse and the implementation of feasible and prudent tax planning strategies. While the assumptions require significant judgment, they are consistent with the plans and estimates we are using to manage the underlying business.
      We provide a valuation allowance against our deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against deferred tax assets serves to reduce income tax expense unless the reduction occurs due to the expiration of the underlying loss or tax credit carry-forward period.
      Financial Instruments — The reported fair values of financial instruments are based on a variety of factors. Where available, fair values represent quoted market prices for identical or comparable instruments. Where quoted market prices are not available, fair values are estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.
      Derivative Financial Instruments — We enter into forward currency contracts to hedge our exposure to the effects of currency fluctuations on a portion of our projected sales and purchase commitments. The changes in the fair value of these contracts are recorded in cost of sales and are generally offset by exchange gains or losses on the underlying exposures. We also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.
      We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Our fixed-for-variable interest rate swap agreements have been formally designated as fair value hedges. The effect of marking these contracts to market has been recorded in the balance sheet as a direct adjustment of the underlying debt. The adjustment does not affect the results of operations unless the contract is terminated, in which case the receipt of cash is offset by a valuation adjustment of the underlying debt that is amortized to interest expense over the remaining life of the debt. The repurchase in 2004 of a portion of our notes resulted in a significant reduction in the amount of the related valuation adjustments. Forward currency contracts have not been designated as hedges and the effect of marking these instruments to market has been recognized in the results of operations.
      Environmental Compliance and Remediation — Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to existing conditions caused by past operations that do not contribute to our current or future revenue generation are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Estimated costs are based upon current laws and regulations, existing technology and the most probable method of remediation. The costs are not discounted and exclude the effects of inflation. If the cost estimates result in a range of equally probable amounts, the lower end of the range is accrued.
      Settlements with insurers — In certain circumstances we commute policies that provide insurance for asbestos-related bodily injury claims. The insurance proceeds are recognized in the periods in which the company recognizes asbestos claims to which they relate and defers that portion related to future demands for which the company has not recorded a liability.
      Pension Benefits — Annual net pension benefits/expenses under defined benefit pension plans are determined on an actuarial basis. Our policy is to fund these costs through deposits with trustees in amounts that, at a minimum, satisfy the applicable funding regulations. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages.
      Postretirement Benefits Other Than Pensions — Annual net postretirement benefits expense under the defined benefit plans and the related liabilities are determined on an actuarial basis. Our policy is to fund these benefits as they become due. Benefits are determined primarily based upon employees’ length of service and include applicable employee cost sharing.
      Postemployment Benefits — Annual net post-employment benefits expense under our benefit plans and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and can be reasonably estimated. Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated.
      Cash and Cash Equivalents — For purposes of reporting cash flows, we consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Our marketable securities satisfy the criteria for cash equivalents and are classified accordingly.
      At December 31, 2005, we maintained cash deposits of $109 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year. The deposits may not be withdrawn.
      Our ability to move cash among operating locations is subject to the operating needs of those locations in addition to locally imposed restrictions on the transfer of funds in the form of dividends or loans. Restricted net assets related to our consolidated subsidiaries totaled $127 as of December 31, 2005. The $127 is attributable to $106 of our Venezuelan operations due to strict governmental limitations on our subsidiaries’ ability to transfer funds outside the country and $21 of cash deposits required by certain of our Canadian subsidiaries in connection with credit enhancements on lease agreements and the support of surety bonds.
      Equity-Based Compensation — Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees,” and related interpretations. No compensation expense is recorded for our stock options as they were granted at the market value of the underlying stock. The table below sets forth the amounts that would have been recorded as stock option expense for the years ended December 31, 2005, 2004 and 2003, if we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Year Ended December 31,

	2005	2004	2003

Stock compensation expense, as reported	$6	$3	$2
Stock option expense, pro forma	37	8	14

Stock compensation expense, pro forma	$43	$11	$16

Net income (loss), as reported	$(1,605)	$62	$228
Net income (loss), pro forma	(1,642)	54	214
Basic earnings per share
Net income (loss), as reported	$(10.73)	$0.41	$1.54
Net income (loss), pro forma	(10.98)	0.36	1.45
Diluted earnings per share
Net income (loss), as reported	$(10.73)	$0.41	$1.53
Net income (loss), pro forma	(10.98)	0.36	1.44
      As a result of our providing a valuation allowance against our U.S. net deferred tax assets as of the beginning of 2005, no tax benefit related to stock compensation expense has been reflected for the year ended December 31, 2005. Tax benefits of $5 and $9 were reflected for the same period in 2004 and 2003.
      Accelerated Option Vesting — On December 1, 2005, the Compensation Committee of our Board approved the immediate vesting of all unvested stock options and stock appreciation rights (SARs) granted to employees under the Amended and Restated Stock Incentive Plan with an option exercise price of $15.00 or more per share or an SAR grant price of $15.00 or more. As a result, unvested stock options granted under the plan to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $18.23 per share, and 11,837 unvested SARs, with a weighted grant price of $21.97 per share, became exercisable on December 1, 2005, rather than on the later dates when they would have vested in the normal course.
      The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would otherwise be required to record in future periods following our adoption of SFAS No. 123(R) in January 2006. If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. The resulting pro forma share-based expense of $19 is included in the pro forma 2005 expense reflected in the table above. As a result of the accelerated vesting, we expect to recognize approximately $4 of share-based compensation from 2006 through 2008, in the aggregate, with respect to the options and SARs that remained unvested at December 31, 2005.
      Option Valuation Methods — During the first quarter of 2005, we changed the method used to value stock option grants from the Black-Scholes method to the binomial method. We believe the binomial method provides a fair value that is more representative of our historical exercise and termination experience because the binomial method considers the possibility of early exercises of options. We have valued stock options granted prior to January 1, 2005 using the Black-Scholes method and stock options granted thereafter using the binomial method.
      The weighted average fair value of the 2,368,570 options and SARs granted in 2005 was $4.04 per share under the binomial method, using a weighted average market value at date of grant of $14.87 and the following weighted average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.69%, volatility of 30.8% to 31.5%, expected forfeitures of 17.93% and an expected option life of 6.8 years.
      The key assumptions used in 2004 and 2003 under the Black-Scholes method are as follows:

	2004	2003

Risk-free interest rate	3.29%	2.97%
Dividend yield	2.22%	0.48%
Expected life	5.4 years	5.4 years
Stock price volatility	51.84%	43.46%
      Other Equity Grants — Our Stock Incentive Plan also provides for the issuance of restricted stock units, restricted shares, stock awards and performance shares and SARs, which may be granted separately or in conjunction with options. During 2005, we granted 66,625 restricted stock units, 17,000 restricted shares, 342,104 stock-denominated performance shares, 67,250 shares as stock awards and 7,960 SARs. The vesting periods, where applicable, range from one to five years. Charges to expense related to these incentive awards totaled $3 in 2005. At December 31, 2005, there were 6,052,225 shares available for future grants of options and other types of awards under this plan.
      Recent Accounting Pronouncements — In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and error corrections of errors is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.
      In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. Our adoption of FIN 47 during the fourth quarter of 2005 resulted in an after-tax charge of $2 recorded as the effect of a change in accounting in our Consolidated Statement of Income. A conditional asset retirement obligation of $3 and an associated asset of $1, net of accumulated depreciation of less than $1, were recorded at December 31, 2005. If the provisions of FIN 47 had been applied retrospectively to December 31, 2004 and 2003, a liability of $3 would have been recorded at both dates. An asset of less than $1, net of accumulated depreciation, would have been recorded at both December 31, 2004 and 2003. Related accretion and depreciation expense, on an after-tax basis, for the years ended December 31, 2005, 2004 and 2003 would have been less than $1 during each period.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires recognition of the cost of employee services provided in exchange for stock options and similar equity instruments based on the fair value of the instrument at the date of grant. The effective date for this guidance was delayed for public companies until January 1, 2006. The requirements of SFAS No. 123(R) apply to stock options granted subsequent to December 31, 2005, as well as the unvested portion of prior grants. On December 1, 2005, all of our unvested stock options with an exercise price of $15.00 or more per share and all of our SARs with a grant price of $15.00 or more held by our employees were immediately vested. See Note 10 for further details regarding our compensation plans.
      We will begin recognizing compensation expense related to stock options and SARs in the first quarter of 2006. The amount of the total share-based compensation expense in 2006 will be affected by the volume of grants, exercises and forfeitures, our dividend rate and the volatility of our stock price. We expect to recognize approximately $4 of share-based compensation from 2006 through 2008, in the aggregate, with respect to the employee options and SARs that remained unvested at December 31, 2005. See Note 10 for additional information.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, effective January 1, 2006, requires the treatment of certain abnormal costs, such as idle facility expense, excessive freight and handling, as period expenses and requires that allocation of fixed overhead be based on normal capacity. We are in the process of evaluating the potential impact on our financial position and results of operations. While we believe the new guidance will affect certain of our units, we do not believe it will have a material impact overall.

Note 2.	Preferred Share Purchase Rights
      Pursuant to our Rights Agreement dated as of April 25, 1996, we have a preferred share purchase rights plan designed to deter coercive or unfair takeover tactics. One right has been issued on each share of our common stock outstanding on and after July 25, 1996. Under certain circumstances, the holder of each right may purchase 1/1000th of a share of our Series A Junior Participating Preferred Stock, no par value, for the exercise price of $110 (subject to adjustment as provided in the Plan). The rights have no voting privileges and will expire on July 25, 2006, unless exercised, redeemed or exchanged sooner.
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

Note 4.	Common Shares
      Common stock transactions during the last three years are as follows:

	2005	2004	2003

Shares outstanding at beginning of year	149.9	148.6	148.6
Issued for equity compensation plans, net of forfeitures	0.6	1.3

Shares outstanding at end of year	150.5	149.9	148.6

      Certain of our employee and director stock option plans provide that participants may tender stock to satisfy the purchase price of the shares and/or the income taxes required to be withheld on the transaction.

In connection with these plans, we repurchased 635 and 4,914 shares of common stock in 2005 and 2004. No shares were repurchased in 2003.
      The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation (in millions):

	2005	2004	2003

Average shares outstanding for the year — basic	149.6	148.8	148.2
Plus: Incremental shares from:
Deferred compensation units	0.6	0.4	0.3
Restricted stock	0.2	0.3	0.1
Stock options	0.6	1.1	0.2

Potentially dilutive shares	1.4	1.8	0.6

Average shares outstanding for the year — diluted	151.0	150.6	148.8

      Potential common shares of 13.3, 11.9 and 15.1 for the years ended December 31, 2005, 2004 and 2003 have been excluded from the computation of diluted net earnings per share. The effect of including them is anti-dilutive. These shares represent stock options with exercise prices higher than the average share price of our stock during the respective periods.

Note 5.	Inventories
      The components of inventory are as follows:

	December 31

	2005	2004

Raw materials	$250	$414
Work in process and finished goods	414	484

Total	$664	$898

      Inventories amounting to $252 and $401 at December 31, 2005 and 2004 were valued using the LIFO method. If all inventories were valued at replacement cost, reported values would be increased by $109 and $121 at December 31, 2005 and 2004. During 2005, we experienced reductions in certain inventory quantities which caused a liquidation of LIFO inventory values and reduced our net loss by $7. See Note 15 for inventories reclassified to discontinued operations.

Note 6.	Goodwill
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. Fair value is approximated using a discounted future cash flow method.
      During the third quarter of 2005, management determined that we were likely to divest our engine hard parts, fluid products and pump products businesses within ASG. Although these operations were considered “held for use” at September 30, 2005, the likelihood of divesting these businesses triggered a review of goodwill and other long-lived assets relating to these operations. Goodwill related to these businesses was $86. Of this amount, $83 was written off as impaired and the remaining $3 was reclassified to assets of discontinued operations at December 31, 2005.
      In connection with the 2005 annual assessment completed as of December 31, management determined that $53 of goodwill was impaired, including $28 related to structural products, $8 related to heavy axle products, $7 related to a DCC investment and $10 related to a joint venture based in the U.K. These amounts are reported in continuing operations in the Statement of Income.
      Changes in goodwill during the years ended December 31, 2005 and 2004, by segment, were as follows:

				Effect of
	Beginning	Discontinued		Currency	Ending
	Balance	Operations	Impairments	and Other	Balance

2005
ASG	$463	$(86)	$(38)	$(11)	$328
HVTSG	123		(8)	(4)	111
DCC	7		(7)

Total	$593	$(86)	$(53)	$(15)	$439

2004
ASG	$431			$32	$463
HVTSG	125			(2)	123
DCC	2			5	7

Total	$558	$—	$—	$35	$593

Note 7.	Components of Certain Balance Sheet Amounts
      The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31,

	2005	2004

Other Current Assets
Deferred tax benefits	$9	$113
Prepaid expense and other	132	72

Total	$141	$185

Investments and Other Assets
Prepaid pension expense	$349	$407
Deferred tax benefits	189	761
Investments in leases	192	281
Notes receivable	96	106
Amounts recoverable from insurers	67	24
Other	184	278

Total	$1,077	$1,857

Property, Plant and Equipment, Net
Land and improvements to land	$81	$102
Buildings and building fixtures	629	754
Machinery and equipment	2,950	3,656

Total	3,660	4,512
Less: Accumulated depreciation	2,032	2,341

Total	$1,628	$2,171

Deferred Employee Benefits and Other Noncurrent Liabilities
Postretirement other than pension	$906	$919
Pension	407	414
Product liabilities	182	112
Postemployment	115	113
Environmental	49	50
Compensation	16	43
Other noncurrent liabilities	123	108

Total	$1,798	$1,759

The components of investments in leases are as follows:
Leveraged leases	$208	$287
Direct financing and other leases	1	9
Allowance for credit losses	(17)	(12)

Total	192	284
Less: Current portion		3

Total	$192	$281

      The components of the net investment in leveraged leases are as follows:

	December 31,

	2005	2004

Rentals receivable	$1,516	$2,312
Residual values	135	248
Nonrecourse debt service	(1,244)	(1,905)
Unearned income	(199)	(368)

Total investments	208	287
Less: Deferred taxes arising from leverage leases	170	164

Net investments	$38	$123

Note 8.	Investments in Equity Affiliates
      Equity Affiliates — At December 31, 2005, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, wheel-end braking systems, all wheel drive systems and transmissions, supplied to OEMs. In addition, DCC had a number of investments in entities, primarily general and limited partnerships and limited liability companies that are special purpose entities engaged in financing transactions for the benefit of third parties.
      The principal components of our investments in equity affiliates engaged in manufacturing activities at December 31, 2005 (those with an investment balance exceeding $5) were as follows:

Investment	Ownership

Bendix Spicer Foundation Brake LLC	19.8%
GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie	30.0
GETRAG Corporation of North America	49.0
GETRAG Dana Holding GmbH	42.0
Spicer, S.A. de C.V.	48.8
Taiway Ltd.	13.9
      At December 31, 2005, the investment in the affiliates presented above was $598, out of an aggregate investment of $611 in all affiliates that engage in manufacturing activities. Summarized combined financial information for all of our equity affiliates engaged in manufacturing activities follows:

	2005	2004	2003

Statement of Income Information:
Net sales	$2,205	$2,198	$1,929
Gross profit	259	256	294
Net income	56	57	107
Dana’s share of net income	30	29	28

Financial Position Information:
Current assets	$717	$783
Noncurrent assets	1,181	1,443

Current liabilities	$520	$752
Noncurrent liabilities	500	481
Net worth	878	993

Dana’s share of net worth	$611	$690

      The principal components of DCC’s investments in equity affiliates engaged in leasing and financing activities (those with an investment balance exceeding $20) at December 31, 2005 follow:

Investment	Ownership

Indiantown Cogeneration LP	75.2%
Pasco Cogen Ltd.	50.1
Terabac Investors LP	79.0
Triumph Trust	66.4
      At December 31, 2005, DCC’s investment in the affiliated entities presented above was $148 out of an aggregate investment of $207 in DCC affiliates that engage in financing activities. Summarized combined financial information of all of DCC’s equity affiliates engaged in lease financing activities follows:

	2005	2004	2003

Statement of Income Information:
Lease finance and other revenue	$73	$97	$164
Net income	25	25	71
DCC’s share of net income	10	8	20

Financial Position Information:
Lease financing and other assets	$383	$662
Total liabilities	114	139

Net worth	$269	$523

DCC’s share of net worth	$207	$300
      Variable Interest Entities (VIEs) — Included in the equity affiliates engaged in lease financing activities in the table above are certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. In addition, DCC has several investments in leveraged leases that qualify as VIEs but are not required to be consolidated under FIN No. 46; accordingly, these leveraged leases have been “deconsolidated” and are now included with other investments in equity affiliates. Lastly, DCC has investments in a number of leveraged leases (through ownership interests in trusts) that qualify as VIEs that are required to be consolidated; accordingly, the classification of these leases in our financial statements has not changed. Following is summarized information relating to these investments as well as equity affiliates that qualify as VIEs:

Investment in Leveraged Leases	2005	2004

Total minimum lease payments	$499	$548
Residual values	63	63
Nonrecourse debt service	(292)	(340)
Unearned income	(141)	(151)

	129	120
Less — Deferred income taxes	(68)	(57)

Net investment in leveraged leases	$61	$63

DCC’s share of net investments	$31	$31

Investment in Equity Affiliates	2005	2004

Lease financing assets	$143	$285
Total assets	$324	$503
Total liabilities	145	183

Total net worth	$179	$320

DCC’s share of net worth	$147	$200
Revenue	$33	$66
Total expenses	35	45

Net income	$(2)	$21

DCC’s share of net income	$4	$6
      The investment in equity affiliates that qualify as VIEs relate to investments in real estate, 8%; cruise ship, 51%; natural gas processing facilities, 14%; aircraft, 14%; and affordable housing, 13%.
      The net investment in leveraged leases at December 31, 2005 relates to an entity that has a leveraged lease in a power generation facility. DCC has made loans to VIEs, including two loans with outstanding balances of $9 at December 31, 2005, to equity affiliates included in the table above. DCC also has three loans with an aggregate outstanding balance of $11, which it has made to VIEs in which DCC does not hold an equity interest. DCC’s maximum exposure to loss from its investments in VIEs is limited to its share of the net worth of the VIEs, net investment in leveraged leases and outstanding balance of loans to VIEs, less any established reserves.
      We have equity investments in three entities engaged in manufacturing activities that qualify as VIEs. These entities’ assets, liabilities, revenue and net loss as of December 31, 2005 and for the year then ended are not material. Our total investment at risk in these VIEs at December 31, 2005, including loans, was $17. In addition, we have a business relationship with a supplier whose principal activity is manufacturing. The entity qualifies as a VIE and we are the primary beneficiary. We do not consolidate this entity into our financial statements due to the inability to obtain appropriate accounting information. Our total loss exposure for this VIE is $18 at December 31, 2005.
      Our retained earnings includes undistributed income of our non-consolidated manufacturing and leasing affiliates accounted for under the equity method of $315 and $226 at December 31, 2005 and 2004, respectively.

Note 9.	Financial Instruments and Fair Value of Financial Instruments
      Short-term Debt — Our accounts receivable securitization program provided up to a maximum of $275 at December 31, 2005 to meet periodic demand for short-term financing. Under the program, certain of our divisions and subsidiaries either sold or contributed accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funded its accounts receivable purchases by pledging the receivables as collateral for short-term loans from participating banks.
      The securitized account receivables were owned in their entirety by DAF. DAF’s receivables are included in our consolidated financial statements solely because DAF does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under generally accepted accounting principles. Accordingly, the sales and contributions of the account receivables are eliminated in consolidation and any loans to DAF are reflected as short-term borrowings in our consolidated financial statements. The amounts available under the program were subject to reduction based on adverse changes in our credit ratings or those of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable. This program was subject to possible termination by the lenders in the event our senior unsecured credit ratings were lowered below B3 by Moody’s Investor Service (Moody’s) and B- by Standard & Poor’s (S&P).This program has an annual renewal date every April 15. The interest rates under the facility equal the London inter-bank offered rate (LIBOR) or bank prime, plus a spread that varies depending on our credit ratings. In February 2006, S&P lowered our credit rating to CCC+.  As a result, we obtained a waiver under this program to remove the credit rating.
      As of December 31, 2005, we had a five-year bank facility, maturing on March 4, 2010, that provided us with $400 in borrowing capacity. The facility required us to meet specified financial ratios as of the end of each calendar quarter, including the ratio of net senior debt to tangible net worth; the ratio of earnings before interest, taxes, depreciation and amortization (EBITDA) less capital expenditures to interest expense; and the ratio of net senior debt to EBITDA with all terms as defined in the facility. As amended during June 2005, the ratios are: (i) net senior debt to tangible net worth of not more than 1.10:1; (ii) EBITDA less capital expenditures to interest expense of not less than 2.25:1 at December 31, 2005; and 2.50:1 thereafter and (iii) net senior debt to EBITDA of not greater than 2.75:1 at December 31, 2005 and 2.50:1 thereafter. The ratio calculations were based on the additional financial information that presented our consolidated financial statements with DCC accounted for on an equity basis. Excluding DCC, we had committed borrowing lines of $942 and uncommitted lines of $241 at December 31, 2005. At December 31, 2005, borrowings outstanding under our various lines consisted of $377 under the bank facility, $185 under the accounts receivable securitization program and $25 drawn by non-U.S. subsidiaries.
      We announced in September and October 2005 that we had lowered our 2005 earnings estimate and that we would establish a valuation allowance against our U.S. deferred tax assets and restate our financial statements for the first and second quarters of 2005, the year 2004 and prior periods. In connection with those announcements, we obtained waivers under our bank and accounts receivable agreements of covenants requiring that our previously issued financial statements be prepared in accordance with accounting principles generally accepted in the United States (GAAP), any events of default that might have resulted or might result in connection with the announcements and a waiver under the bank facility for all three financial covenants for the end of the third quarter of 2005. During the fourth quarter of 2005, we amended both the bank and accounts receivable agreements and we obtained extensions of the existing waivers under these agreements to May 31, 2006, including the waivers of the financial covenants in the bank facility. In addition, the lenders waived non-compliance with other covenants related to the delayed filing or delivery of this report, as well as the reports for the earlier periods that were restated. As part of the amendment of the bank facility, we granted security interests in certain domestic current assets and machinery and equipment.
      Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $10, $6 and $5 in 2005, 2004 and 2003 in connection with our committed facilities. Amortization of bank commitment fees totaled $7, $7 and $4 in 2005, 2004 and 2003.
      Selected details of consolidated short-term borrowings are as follows:

		Weighted
		Average
		Interest
	Amount	Rate

Balance at December 31, 2005	$587	6.5%
Average during 2005	400	4.5
Maximum during 2005 (month end)	587	6.5

Balance at December 31, 2004	$98	3.6%
Average during 2004	315	4.3
Maximum during 2004 (month end)	419	3.8
      Long-term Debt — Since 1998, we have issued various unsecured notes with maturities extending out as far as March 1, 2029. A default under the related indentures may result in defaults under the long-term bank facility or the accounts receivable securitization program.
      In March 2004, the $231 of 6.25% notes matured and was repaid. In December 2004, we tendered for and repurchased $891 (or the equivalent) of our March 2010 and August 2011 notes. Specifically, we repurchased $175 of the March 2010 notes and $460 and € 193 (the equivalent of $256) of the August

2011 notes. The $1,086 paid for the notes exceeded their carrying amount (including $52 of valuation adjustments resulting from the termination of prior hedging arrangements) and unamortized issuance costs by $155. This loss and the $2 of expenses related to the tender offer are included in other expense and affected net income in 2004 by $96. The funds used for the repurchase included the proceeds of an issue of $450 of 5.85% unsecured notes due January 15, 2015. As part of the tender process, the respective note holders consented to the modification of the indentures governing the March 2010 and August 2011 notes, effectively eliminating the limits on borrowings, payments and transactions that we may undertake.
      At December 31, 2005, long-term debt at DCC included notes totaling $275 outstanding under a $500 Medium Term Note Program established during 1999. Terms of the notes were determined at the time of issuance. These notes are general, unsecured obligations of DCC. DCC has agreed that it will not issue any other notes which are secured or senior to notes issued, except as permitted. Interest on the notes is payable on a semi-annual basis. During 2005, DCC refinanced a secured note related to one of its investments, due 2007, as non-recourse notes due 2010 and increased the principal outstanding from $40 to $55.
      Debt Reclassification — As of June 30, 2005, we had determined that following the expiration of the waivers obtained through May 31, 2006, it was unlikely that we would be able to comply with the financial covenants in our bank facility during the subsequent twelve-month period. Non-compliance would trigger cross-acceleration provisions in most of our indenture agreements. Therefore, under the accounting requirements for debt classification, we reclassified our long-term debt that was subject to cross-acceleration as debt payable within one year. Our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code on March 3, 2006 (see above and Note 17), triggered the immediate acceleration of certain direct financial obligations, including, among others, currently outstanding non-secured notes issued under the company’s Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002 and December 10, 2004. The accelerated amounts are characterized as unsecured debt for purposes of the reorganization proceedings in the Bankruptcy Court. Only the $55 of certain DCC non-recourse debt and $12 of certain international borrowings continue to be classified as noncurrent debt.
      Details of our consolidated long-term debt are as follows:

	December 31,

	2005	2004

Indebtedness of Dana, excluding consolidated subsidiaries —
Unsecured notes, fixed rates —
6.5% notes, due March 15, 2008	$150	$150
7.0% notes, due March 15, 2028	164	164
6.5% notes, due March 1, 2009	349	349
7.0% notes, due March 1, 2029	266	266
9.0% notes, due August 15, 2011	115	115
9.0% euro notes, due August 15, 2011	9	10
10.125% notes, due March 15, 2010	74	74
5.85% notes, due January 15, 2015	450	450
Valuation adjustments	5	9
Indebtedness of DCC —
Unsecured notes, fixed rates, 2.00% — 8.375%, due 2005 to 2011	400	450
Secured notes, due 2010, variable rate of 6.15% at the end of 2004		40
Nonrecourse notes, fixed rates, 5.2%, due 2010	55	4
Indebtedness of other consolidated subsidiaries	21	30

Total long-term debt	2,058	2,111
Less: Amount reclassified to current liabilities	1,898
Less: Current maturities	93	57

Long-term debt reported as noncurrent liabilities	$67	$2,054

      The total maturities of all long-term debt for the next five years and after are as follows: 2006, $93; 2007, $315; 2008, $153; 2009, $354 and 2010 and beyond, $1,143.
      Interest Rate Agreements — Under our interest rate swap agreements, we have agreed to exchange with third parties, at specific intervals, the fixed and variable rate interest amounts calculated by reference to agreed notional amounts. Differentials to be paid or received under these agreements were accrued and recognized as adjustments to interest expense.
      Swap Agreements — We were a party to two interest rate swap agreements, expiring in August 2011, under which we have agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. Converting the fixed interest rate to a variable rate was intended to provide a better balance of fixed and variable rate debt. Both swap agreements have been designated as fair value hedges of the August 2011 notes. Based on the aggregate fair value of these agreements, we recorded a $4 non-current liability at December 31, 2005, which was offset by a decrease in the carrying value of long-term debt. Additional adjustments to the carrying value of long-term debt resulted from the modification or replacement of swap agreements that generated cash receipts prior to 2004. These valuation adjustments, which are being amortized as a reduction of interest expense over the remaining life of the notes, totaled $5 at December 31, 2005.
      As of December 31, 2005, the interest rate swap agreements provided for us to receive a fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on LIBOR, plus a spread. The average variable rate under these contracts approximated 9.4% at the end of 2005.
      Fair Value of Financial Instruments — The estimated fair values of our financial instruments are as follows:

	December 31,

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$762	$762	$634	$634
Notes receivable	96	96	106	106
Loans receivable (net)	18	14	28	29
Investment securities	8	8	8	8
Currency forwards	2	2	4	4
Financial liabilities
Short-term debt	$587	$587	$98	$98
Long-term debt	2,058	1,705	2,111	2,235
Interest rate swaps	4	4	1	1
Currency forwards	3	3	2	2

Note 10.	Compensation Plans
      Employee Plans — Under our Stock Incentive Plan, the Compensation Committee of our Board may grant stock options to our employees. All outstanding options have been granted at exercise prices equal to the market price of our underlying common shares on the dates of grant. Generally, the options are exercisable in cumulative 25% increments at each of the first four anniversary dates of the grant and expire ten years from the date of grant. The vesting of some outstanding options has been accelerated as described in Note 1 and below.
      When we merged with Echlin Inc. in 1998, we assumed Echlin’s 1992 Stock Option Plan for employees and the underlying Echlin shares were converted to our stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 1,692,930 shares. No options were granted under this plan after the merger. The plan expired in 2002 and the options outstanding at the date of expiration remained exercisable according to their terms. All options outstanding under this plan will expire no later than 2008, if not exercised before then.
      The following table summarizes the stock option activity under these two plans in the last three years:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2002	17,509,255	$30.14
Granted — 2003	2,544,650	8.34
Exercised — 2003	(1,850)	15.33
Cancelled — 2003	(2,581,622)	32.77

Outstanding at December 31, 2003	17,470,433	26.57
Granted — 2004	2,018,219	22.03
Exercised — 2004	(958,964)	12.13
Cancelled — 2004	(2,351,475)	31.10

Outstanding at December 31, 2004	16,178,213	26.20
Granted — 2005	2,368,570	14.87
Exercised — 2005	(166,233)	10.12
Cancelled — 2005	(3,079,852)	30.17

Outstanding at December 31, 2005	15,300,698	$23.83

      The following table summarizes information about the stock options outstanding under these plans at December 31, 2005:

	Outstanding Options			Exercisable Options?

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.34-$18.81	6,084,901	7.7	$13.33	4,714,083	$14.37
20.19- 33.08	6,349,409	5.5	23.87	6,349,409	23.87
37.52- 52.56	2,866,388	2.7	46.01	2,866,388	46.01

	15,300,698	5.9	23.83	13,929,880	25.21

      Directors’ Plan — Some of our non-management directors have outstanding options granted under our 1998 Directors’ Stock Option Plan, which we terminated in 2004. Under the plan, options for 3,000 common shares had been granted annually to each non-management director. The option price was the market value of the stock at the date of grant. The options outstanding on the termination date remained exercisable in accordance with their terms. All options outstanding under this plan will expire no later than 2013, if not exercised before then. The following is a summary of the stock option activity of this plan in the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2002	210,000	$32.41
Granted — 2003	30,000	8.52
Cancelled — 2003	(9,000)	24.25

Outstanding at December 31, 2003	231,000	29.63
Cancelled — 2004	(42,000)	33.66

Outstanding at December 31, 2004	189,000	28.73
Cancelled — 2005	(15,000)	24.81

Outstanding at December 31, 2005	174,000	$29.07

      The following table summarizes information about the stock options outstanding under this plan at December 31, 2005:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.52-$21.53	81,000	6.4	$15.56	81,000	$15.56
28.78- 32.25	54,000	2.2	30.75	54,000	30.75
50.25- 60.09	39,000	2.8	54.79	39,000	54.79

	174,000	4.3	29.07	174,000	29.07

      Director Deferred Fee Plan — Under our Director Deferred Fee Plan, our non-management directors could elect prior to February 2006 to defer payment of their retainers and fees for Board and Committee service under this plan. Deferred amounts were credited to an Interest Equivalent Account and/or a Stock Account. The number of stock units credited to the Stock Account were based on the amount deferred and the market price of our stock. Stock Accounts are credited with additional stock units when cash dividends are paid on our stock, based on the number of units in the Stock Account and the amount of the dividend. The plan also provides that non-management directors are credited with an annual grant of units equal in value to the number of shares of our stock that could have been purchased with $75,000, assuming a stock purchase price based on the average of the high and low trading prices of our stock on the grant date. The plan provides that distributions will be made when the directors retire, die or terminate service with us, in the form of cash and/or our stock.

      Equity-Based Compensation — In accordance with our accounting policy for stock-based compensation, we have not recognized any compensation expense relating to our stock options. The table below sets forth the amounts that would have been recorded as stock option expense for the years ended December 31, 2005, 2004 and 2003 if we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Year Ended December 31,

	2005	2004	2003

Stock compensation expense, as reported	$6	$3	$2
Stock option expense, pro forma	37	8	14

Stock compensation expense, pro forma	$43	$11	$16

Net income (loss), as reported	$(1,605)	$62	$228

Net income (loss), pro forma	(1,642)	54	214
Basic earnings per share
Net income (loss), as reported	$(10.73)	$0.41	$1.54
Net income (loss), pro forma	(10.98)	0.36	1.45
Diluted earnings per share
Net income (loss), as reported	(10.73)	0.41	1.53
Net income (loss), pro forma	(10.98)	0.36	1.44
      As a result of our providing a valuation allowance against our U.S. net deferred tax assets as of the beginning of 2005, no tax benefit related to stock compensation expense has been reflected for the year ended December 31, 2005. Tax benefits of $5 and $9 were reflected for 2004 and 2003.
      Accelerated Option Vesting — On December 1, 2005, the Compensation Committee of our Board approved the immediate vesting of all unvested stock options and stock appreciation rights (SARs) granted to employees under the Amended and Restated Stock Incentive Plan (SIP) with an option exercise price of $15.00 or more per share or an SAR grant price of $15.00 or more. As a result, unvested stock options granted under the plan to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $18.23 per share, and 11,837 unvested SARs, with a weighted average grant price of $21.97 per share, became exercisable on December 1, 2005 rather than on the later dates when they would have vested in the normal course.
      The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would otherwise be required to record in future periods following our adoption of SFAS No. 123(R).We will adopt SFAS No. 123(R) in January 2006. If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. The resulting pro forma share-based expense of $19 is included in the pro forma 2005 expense reflected in the table above. As a result of the accelerated vesting, we expect to recognize approximately $4 of share-based compensation from 2006 through 2008, in the aggregate, with respect to the options and SARs that remained unvested at December 31, 2005.
      Option Valuation Methods — During the first quarter of 2005, we changed the method used to value stock option grants from the Black-Scholes method to the binomial method. We believe the binomial method provides a fair value that is more representative of our historical exercise and termination experience because the binomial method considers the possibility of early exercises of options. We have valued stock options granted prior to January 1, 2005 using the Black-Scholes method and stock options granted thereafter using the binomial method.
      The weighted average fair value of the 2,368,570 options and SARs granted in 2005 was $4.04 per share under the binomial method, using a weighted average market value at date of grant of $14.87 and the following weighted average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.69%, volatility of 30.8% to 31.5%, expected forfeitures of 17.93% and an expected option life of 6.8 years.
      The assumptions used in 2004 and 2003 under the Black-Scholes method are as follows:

	2004	2003

Risk-free interest rate	3.29%	2.97%
Dividend yield	2.22%	0.48%
Expected life	5.4 years	5.4 years
Stock price volatility	51.84%	43.46%
      Other Equity Grants — Our Stock Incentive Plan also provides for the issuance of restricted stock units, restricted shares, stock awards and performance shares and SARs, which historically could be granted separately or in conjunction with options. During 2005, we granted 66,625 restricted stock units, 17,000 restricted shares, 342,104 stock-denominated performance shares, 67,250 shares as stock awards and 7,960 SARs. The vesting periods for these grants, where applicable, range from one to five years. Charges to expense related to these incentive awards totaled $3 in 2005. At December 31, 2005, there were 6,052,225 shares available for future grants of options and other types of awards under this plan.

Other Compensation Plans
      Additional Compensation Plan — We have had numerous additional compensation plans under which we pay our employees for increased productivity and improved performance. One such plan is our Additional Compensation Plan, under which key management employees selected by our Compensation Committee historically could earn annual cash bonuses if pre-established annual corporate and/or other performance goals were attained. Prior to 2005, the participants in this plan could elect whether to defer the payment of their bonuses, whether the deferred amounts would be credited to a Stock Account and/or an Interest Equivalent Account and whether payment of the deferred awards would be made in cash and/or stock. Amounts deferred in a Stock Account were credited in the form of units, each equivalent to a share of our stock, and the units were credited with the equivalent of dividends on our stock and adjusted in value based on the market value of the stock. The deferral feature was eliminated in 2005; however, plan accounts established before 2005 remain in effect. Expense related to the Stock Accounts is charged or credited in connection with increases or decreases, respectively, in the value of the units in those accounts. Amounts deferred in the Interest Equivalent Accounts are credited quarterly with interest earned at a rate tied to the prime rate.
      Activity for the last three years related to the compensation deferred under this plan was as follows:

	2005	2004	2003

Accrued for bonuses	$—	$9	$10
Dividends and interest credited to participants’ accounts		1	1
Mark-to-market adjustments	(3)	1	3

Plan expense (credit)	$(3)	$11	$14

      In order to satisfy a portion of our deferred compensation obligations to retirees and other former employees under this plan, we distributed shares totaling 318,641, 229,058 and 9,437 in 2005, 2004 and 2003.
      Restricted Stock Plans — Our Compensation Committee may grant restricted common shares to key employees under our 1999 Restricted Stock Plan. The shares are subject to forfeiture until the restrictions lapse or terminate. Generally, the employee must remain employed with us for three to five years after the date of grant to avoid forfeiting the shares. Dividends on granted restricted shares have historically been credited in the form of additional restricted shares. Participants historically could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. This conversion feature was eliminated in 2005. There were no restricted shares converted to restricted stock units in 2005 and the number of restricted shares converted to restricted stock units was 4,397 in 2004. The units, which are credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment unless subject to forfeiture.
      Under the 1999 Restricted Stock Plan, we granted shares of 345,436, 129,500 and 53,900 in 2005, 2004 and 2003. At December 31, 2005, there were 421,160 shares available for future grants and dividends under this plan, including approximately 48,938 shares forfeited in 2005.
      Grants were made under the predecessor 1989 Restricted Stock Plan through February 1999, at which time the authorization to grant restricted stock under this plan lapsed. At December 31, 2005, there were 462,313 shares available for issuance in connection with dividends under this plan. Expenses for these plans were $2 for 2005, 2004 and 2003.
      Employees’ Stock Purchase Plan — Our Employees’ Stock Purchase Plan, which had been in effect for many years, was discontinued effective November 1, 2005.
      Under the plan, full-time employees of Dana and our wholly-owned subsidiaries and some part-time employees of our non-U.S. subsidiaries had been able to authorize payroll deductions of up to 15% of their earnings. These deductions were deposited with an independent plan custodian. We matched up to 50% of the participants’ contributions in cash over a five-year period, beginning with the year the amounts were withheld. To get the full 50% match, shares purchased by the custodian for any given year had to remain in the participant’s account for five years.
      The custodian used the payroll deductions and matching contributions to purchase our stock at current market prices. As record keeper for the plan, we allocated the purchased shares to the participants’ accounts. Shares were distributed to the participants from their accounts on request in accordance with the plan’s withdrawal provisions.
      The custodian purchased the following number of our shares in the open market in the past three years: 1,447,001, 1,460,940 and 2,503,454 in 2005, 2004 and 2003. Expenses for our matching contributions were $5, $8 and $10 in 2005, 2004 and 2003.
      We were also authorized to issue up to 4,500,000 shares to sell to the custodian in lieu of open market purchases. No shares were issued for this purpose.

Note 11.	Benefit Plans
      Pension — We provide defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits including medical and life insurance for certain employees upon retirement.
      Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these defined contribution plans allow direct investment of contributions in our stock.

      The following tables provide a reconciliation of the changes in the defined benefit pension plans’ and other postretirement plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2005, statements of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2005 and 2004 for both continuing and discontinued operations.

	Pension Benefits				Other Benefits

	2005		2004		2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of benefit obligation
Obligation at January 1	$2,159	$938	$2,097	$817	$1,643	$104	$1,668	$91
Service cost	31	15	38	21	9	2	10	3
Interest cost	121	47	128	50	87	6	97	6
Employee contributions		2		3
Plan amendments		1		4	(35)
Actuarial (gain) loss	92	180	111	31	(28)	23	4	4
Benefit payments	(248)	(42)	(198)	(45)	(133)	(11)	(122)	(6)
Settlements, curtailments and terminations	8	4	(17)	(6)			(14)	(1)
Acquisitions and divestitures	(12)			(20)
Translation adjustments		(68)		83		2		7

Obligation at December 31	$2,151	$1,077	$2,159	$938	$1,543	$126	$1,643	$104

Accumulated benefit obligation at December 31	$2,142	$1,002	$2,146	$868

      The measurement date for the amounts in these tables was December 31 of each year presented:

	Pension Benefits

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of fair value of plan assets
Fair value at January 1	$2,015	$728	$1,784	$588
Actual return on plan assets	190	111	233	62
Acquisitions and divestitures	(13)			(19)
Employer contributions	41	39	196	94
Employee contributions		2		3
Benefit payments	(248)	(42)	(198)	(44)
Translation adjustments		(43)		44

Fair value at December 31	$1,985	$795	$2,015	$728

      The following table presents information regarding the funding levels of our defined benefit pension plans:

	December 31

	2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans with fair value of plan assets in excess of obligations:
Fair value of plan assets	$624	$460	$1,305	$529
Accumulated benefit obligation	558	442	1,238	509
Projected benefit obligation	562	450	1,245	529
Plans with obligations in excess of fair value of plan assets
Accumulated benefit obligation	$1,584	$560	$908	$359
Projected benefit obligation	1,588	627	914	409
Fair value of plan assets	1,361	335	710	199
      The CashPlus Plan in the U.S. moved from a slightly over funded status at December 31, 2004 to a slightly under funded status at December 31, 2005.
      The weighted average asset allocations of our pension plans at December 31 follow:

	U.S.		Non-U.S.

Asset Category	2005	2004	2005	2004

Equity securities	40%	50%	46%	56%
Controlled-risk debt securities	33	28	47	39
Absolute return strategies investments	26	8
Real Estate			2
Cash and short-term securities	1	14	5	5

Total	100%	100%	100%	100%

      Our target asset allocations of U.S. pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2005 were 40%, 35%, 20% and 5%, while at December 31, 2004, the target allocations for controlled-risk debt securities were 45% and absolute return strategies investments were 10%.  Our U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by the Finance Committee of the Board of Directors.
      Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels.
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
      Our investment policy permits plan assets to be invested in a number of diverse investment categories, including “absolute return strategies” investments such as hedge funds. Absolute return strategies investments are currently limited to not less than 10% nor more than 30% of total assets. At December 31, 2005, approximately 26% of our U.S. plan assets were invested in absolute return strategies investments, primarily in U.S. and international hedged directional equity funds. The cash and other short-term debt securities provide adequate liquidity for anticipated near-term benefit payments.

      The weighted-average asset allocation targets for our non-U.S. plans at December 31, 2005 were 48% equity securities, 47% controlled-risk sovereign debt securities and 5% cash and other assets. The following table presents the funded status of our pension and other retirement benefit plans and the amounts recognized in the balance sheet as of December 31, 2005 and 2004.

	Pension Benefits				Other Benefits

	2005		2004		2005		2004

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Funded status
Balance at December 31	$(166)	$(281)	$(145)	$(209)	$(1,543)	$(126)	$(1,643)	$(104)
Unrecognized transition obligation		1		1		3		4
Unrecognized prior service cost	5	6	7	6	(128)		(105)
Unrecognized loss	505	241	453	140	692	66	758	44

Prepaid expense (accrued cost)	$344	$(33)	$315	$(62)	$(979)	$(57)	$(990)	$(56)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$247	$108	$332	$110	$—	$—	$—	$—
Accrued benefit liability	(13)	(151)	(17)	(172)	(979)	(57)	(990)	(56)
Intangible assets	4	5	1	3
Additional minimum liability	(214)	(76)	(238)	(10)
Accumulated other comprehensive loss	320	81	237	7

Net amount recognized	$344	$(33)	$315	$(62)	$(979)	$(57)	$(990)	$(56)

      The amounts recorded in other comprehensive income (loss) were a pre-tax charge of $157 in 2005 that increased the accumulated other comprehensive loss by $152 and a pre-tax credit of $213 in 2004 that reduced the accumulated other comprehensive loss by $129.
      Benefit obligations of the U.S. non-qualified and certain non-U.S. pension plans, amounting to $176 at December 31, 2005, and the other postretirement benefit plans of $1,669 are not funded.
      In January 2005, the Center for Medicare and Medicaid Services released final regulations to implement the new prescription drug benefits under Part D of Medicare. The initial effect of the subsidy was a $68 reduction in our APBO at January 1, 2004 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to retiree benefit plans. Amortization of the actuarial gain, along with a reduction in service and interest costs, increased net income by $8 in 2004. The final regulations resulted in further reductions of $5 in expense and $43 in APBO in 2005.

      Expected benefit payments by our pension plans and other retirement plans for each of the next five years and for the period 2010 through 2014 are presented in the following table.

			Other Benefits

	Pension Benefits		U.S.

			Prior to		Net After
			Medicare	Medicare	Medicare
	U.S.	Non-U.S.	Part D	Part D	Part D	Non-U.S.

Year
2006	$159	$42	$127	$10	$117	$5
2007	162	43	129	10	$119	5
2008	162	44	130	10	$120	5
2009	163	46	130	11	$119	6
2010	162	48	130	11	$119	6
2011-2015	821	255	610	58	$552	34

Total	$1,629	$478	$1,256	$110	$1,146	$61

      Projected contributions to be made to our defined benefit pension plans in 2006 are $34 for our U.S. plans and $30 for our non-U.S. plans.
      Components of net periodic benefit costs for the last three years are as follows:

	Pension Benefits

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$31	$15	$38	$21	$36	$17
Interest cost	121	47	128	50	137	40
Expected return on plan assets	(173)	(45)	(173)	(42)	(183)	(33)
Amortization of transition obligation				(1)		(1)
Amortization of prior service cost	2	2	4	4	8	2
Recognized net actuarial loss	18	6	13	6		4

Net periodic benefit cost	(1)	25	10	38	(2)	29
Curtailment loss		4	2
Settlement loss	13		9	6

Net periodic benefit cost after curtailment and settlements	$12	$29	$21	$44	$(2)	$29

	Other Benefits

	2005		2004		2003

	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$9	$2	$9	$4	$9	$4
Interest cost	87	6	96	6	108	5
Amortization of prior service cost	(12)		(12)		(7)
Recognized net actuarial loss	37	2	38	2	36	2

Net periodic benefit cost	121	10	131	12	146	11
Curtailment loss					1
Settlement gain				(1)
Termination expenses			1

Net periodic benefit cost after curtailment and settlements	$121	$10	$132	$11	$147	$11

      The weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S. Plans

	2005	2004	2003

Discount rate	5.65%	5.75%	6.25%
Expected return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	5.00%	5.00%	5.00%

	Non-U.S. Plans

	2005	2004	2003

Discount rate	4.65%	5.54%	5.63%
Expected return on plan assets	6.38%	6.66%	6.80%
Rate of compensation increase	3.37%	3.46%	3.58%
      The assumptions and expected return on plan assets for the U.S. plans presented in the table above are used to determine pension expense for the succeeding year.
      Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which are used to determine the discount rate, were almost equal at the beginning and end of 2005 after declining in 2004. Using a discounted bond portfolio analysis the year-end discount rate was selected to determine our pension benefit obligation on our U.S. plans in both years. Overall, a change in the discount rate of 25 basis points would result in a change in our obligation of approximately $57 and a change in pension expense of approximately $3.
      We select the expected rate of return on plan assets on the basis of a long-term view of asset portfolio performance of our pension plans. Since 1985, our asset/liability management investment policy has resulted in a compound rate of return of 12.5%. Our two-year, five-year and ten-year compounded rates of return through December 31, 2005 were 12.3%, 6.1% and 9.3%. We assess the appropriateness of the expected rate of return on an annual basis and when necessary revise the assumption. Our rate of return assumption for U.S. plans was lowered from 8.75% to 8.5% as of December 31, 2005, based in part on our expectation of lower future rates of return.

      The weighted average assumptions used in the measurement of other postretirement benefit obligations in the U.S. are as follows:

	2005	2004	2003

Discount rate	5.60%	5.76%	6.24%
Initial weighted health care costs trend rate	9.00%	10.31%	11.81%
Ultimate health care costs trend rate	5.00%	4.98%	5.00%
Years to ultimate (2011)	6	7	8
      The assumptions presented in the table above are used to determine expense for the succeeding year. Assumed health care costs trend rates have a significant effect on the health care plan.
      A one-percentage-point change in assumed health care costs trend rates would have the following effects for 2005:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligations	110	(93)

Note 12.	Income Taxes
      Income tax expense (benefit) applicable to continuing operations consists of the following components:

	Year Ended December 31

	2005	2004	2003

Current
U.S. federal	$67	$61	$(123)
U.S. state and local	(19)	(4)	1
Non-U.S.	141	31	105

Total current	189	88	(17)

Deferred
U.S. federal and state	776	(298)	(7)
Non-U.S.	(41)	5	(28)

Total deferred	735	(293)	(35)

Total expense (benefit)	$924	$(205)	$(52)

      Income (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31

	2005	2004	2003

U.S. operations	$(736)	$(445)	$(200)
Non-U.S. operations	451	280	262

Total income (loss) before income taxes	$(285)	$(165)	$62

      Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if, based an all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

      The current income tax expense reflects changes in the amount of income taxes currently payable or receivable. Although Dana’s current operating results, as discussed below, did not generate federal income taxes payable in the U.S., the current federal income tax expense in 2004 and 2005 generally reflects estimated amounts payable as a result of Internal Revenue Service examinations of the years 1997 through 2002 — periods for which NOLs were not available.
      During the third quarter of 2005, Dana recorded a non-cash charge of $918 to establish a full valuation allowance against our net deferred tax assets in the U.S. and U.K. This charge represents the valuation allowance against the applicable net deferred tax assets at July 1, 2005, which included $817 of net deferred tax assets as of the beginning of the year. Dana’s income tax expense for 2005 includes $100 of income tax expense primarily related to non-U.S. countries whose results continued to be taxable due to their ongoing profitability.
      In assessing the need for additional valuation allowances during the third quarter of 2005, we considered the impact of the revised outlook of our profitability in the U.S. on our 2005 operating results. The revised outlook of profitability was due in part to the lower than previously anticipated levels of performance, resulting from manufacturing inefficiencies and our failure to achieve projected cost reductions, as well as higher-than-expected costs for steel, other raw materials and energy which we have not been able to recover fully. In light of these developments, there was sufficient negative evidence and uncertainty as to our ability to generate the necessary level of U.S taxable earnings to realize our deferred tax assets in the U.S. for us to conclude, in accordance with the requirements of SFAS No. 109 and our accounting policies, that a full valuation allowance against the net deferred tax asset was required. Additionally, we concluded that an additional valuation allowance was required for the deferred tax assets in U.K. where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2005 and beyond, we concluded that there were no further changes to our previous assessments as to the realization of our other deferred tax assets.

      Deferred tax benefits (liabilities) consist of the following:

	December 31

	2005	2004

Postretirement benefits other than pensions	$409	$372
Pension accruals		7
Postemployment benefits	48	40
Other employee benefits	8	82
Capital loss carryforward	226	251
Net operating loss carryforwards	583	424
Foreign tax credits recoverable	187	108
Other tax credits recoverable	60	47
Inventory reserves	21	15
Expense accruals	156	125
Goodwill	54	62
Research and development costs	116	128
Other	29

Total	1,897	1,661
Valuation allowances	(1,535)	(387)

Deferred tax benefits	362	1,274

Leasing activities	(183)	(281)
Depreciation — non-leasing	(63)	(70)
Pension accruals	(21)
Unremitted equity earnings	(11)	(12)
Other		(37)

Deferred tax liabilities	(278)	(400)

Net deferred tax benefits	$84	$874

      Our deferred tax assets include benefits expected from the utilization of net operating loss, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2005. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration

Net operating losses
U.S. federal	$325	$325	20	2023
U.S. state	135	135	Various	2006
Germany	42	21	Unlimited
France	23		Unlimited
U.K.	29	29	Unlimited
Other non-U.S.	29	4	Various	2007

Total	583	514
Capital losses	226	212	Various	2007
Foreign tax credit	187	187	10	2010
Other credits	60	60	20	2021

Total	$1,056	$973

      The deferred tax asset and valuation allowance for capital loss carryforwards decreased in 2005 as a result of capital gains generated in connection with the divestiture of various leasing subsidiaries. The valuation allowance of $14 on the capital loss benefit is not required since the settlement of the IRS examinations for the years prior to 1999 enable us to recover these amounts through capital loss carryback provisions.
      We have not provided for U.S. federal income and non-U.S. withholding taxes on $483 of undistributed earnings from non-U.S. operations as of December 31, 2005 because such earnings are intended to be re-invested indefinitely outside of the U.S. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted. If these earnings were distributed, our net operating loss and foreign tax credit carryforwards available under current law would reduce or eliminate the resulting U.S. income tax liability.
      The American Jobs Creation Act of 2004 (JOBS Act), enacted on October 22, 2004, provides for a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries. As such, corporations may deduct 85% for certain dividends received from controlled foreign corporations. Qualifying dividends must exceed a base amount and be invested in the U.S. pursuant to a domestic reinvestment plan. We have elected to forego claiming this deduction as it would still require the company to pay cash taxes on 15% of any such dividends (i.e., the balance of the dividends not covered by the deduction) and neither U.S. net operating losses nor foreign tax credits could be used to offset these payments.
      At June 30, 2005, the State of Ohio enacted new tax legislation that replaced the state’s current income-based system with a new gross receipts-based system. With the enactment of this legislation, we increased tax expense to eliminate certain deferred tax assets relating to Ohio that would no longer be realized. This charge was partially offset by a credit to selling, general and administrative expenses to recognize tax credits recoverable under the new system. The net impact of this legislation was a $5 reduction to second quarter 2005 net income.

      The effective income tax rate for continuing operations differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31

	2005	2004	2003

U.S. federal income tax rate	(35.0)%	(35.0)%	35.0%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(6.5)	(8.8)	(8.0)
Non-U.S. income	11.5	(3.1)	(26.6)
Ohio legislation	4.0
General business tax credits	(3.5)	(5.3)	(9.1)
Goodwill impairment	4.9
Provision to return adjustments	2.7	(1.4)
Miscellaneous items	(1.2)	(0.8)	4.7

	(23.1)	(54.4)	(4.0)
Capital gain/loss		48.7	(234.9)
Valuation allowance adjustments	346.2	(118.4)	155.2

Effective income tax rate	323.1%	(124.1)%	(83.7)%

      Going forward, the need to maintain a valuation allowance against deferred tax assets in the U.S. and other foreign countries will cause variability in our effective tax rate. Dana will maintain full valuation allowances against our net deferred tax assets in the U.S., U.K. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowance.

Note 13.	Commitments and Contingencies
      Impact of Our Bankruptcy Filing — On March 3, 2006, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, as discussed in Item 1. Under the Bankruptcy Code, the filing of a petition automatically stays most actions against us. Substantially all of our pre-petition liabilities will be resolved under our plan of reorganization if not otherwise satisfied pursuant to orders of the Bankruptcy Court.
      Class Action Lawsuit and Derivative Actions — Dana and certain of our current and former officers are defendants in a consolidated class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Three derivative actions are also pending in the same court naming certain of our directors and current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.
      SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We will continue to cooperate fully with the SEC in the investigation.
      Legal Proceedings Arising in the Ordinary Course of Business — We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed these pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
      Asbestos-Related Product Liabilities — Under the Bankruptcy Code, pending asbestos-related product liability lawsuits are stayed during our reorganization process, and claimants may not commence new lawsuits against us on account of pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. Our obligations with respect to asbestos claims will be resolved pursuant to our plan of reorganization or otherwise resolved pursuant to order(s) of the Bankruptcy Court.
      We had approximately 77,000 active pending asbestos-related product liability claims at December 31, 2005, compared to 116,000 at December 31, 2004, including at both dates 10,000 claims that were settled but awaiting final documentation and payment. The reduced number of active pending claims at December 31, 2005, was due primarily to the effect of tort reform legislation or medical criteria orders entered in various courts. During the year, these factors resulted in a reduction of approximately 20,000 claims in Texas, 12,000 claims in Mississippi and 9,000 claims in Ohio. We had accrued $98 for indemnity and defense costs for pending asbestos-related product liability claims at December 31, 2005, compared to $139 at December 31, 2004. We accrue for pending claims based on our claims settlement and dismissal history.
      In the past, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future demands. However, more recently, our claims activity has become more stable following the dissolution of the Center for Claims Resolution (CCR), as described below, the implementation of our post-CCR legal and settlement strategy and legislative actions that have reduced the volume of claims in the legal system. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future demands and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. Based on this analysis, we estimated our potential liability for the next fifteen years to be within a range of $70 to $120. Since the outcomes within that range are equally probable, we accrued the lower end of the range at December 31, 2005. Beyond fifteen years, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims would be de minimis; however, the process of estimating future demands is highly uncertain.
      Generally accepted methods of projecting future asbestos-related product claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy and settlement values. Although we do not believe that our products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced the range of estimated potential values described above.
      At December 31, 2005, we had recorded $78 as an asset for probable recovery from our insurers for both the pending and projected claims, compared to $118 recorded at December 31, 2004, solely for pending claims. During the second quarter of 2005, we received the final payment due us under an insurance settlement agreement that we had entered into with some of our carriers in December 2004. The asset recorded at December 31, 2005, reflects our assessment of the capacity of our remaining insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and future demands, assuming elections under our existing coverage, which we intend to adopt in order to maximize our insurance recovery.
      Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount will be evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liability. In October 2005, we signed a settlement agreement with another of our insurers providing for us to receive cash payments of $8 in 2006 in exchange for the release of all rights to coverage for asbestos-related bodily injury claims under the settled insurance policies. We recorded a receivable for this amount at December 31, 2005, of which $2 was used to reduce receivables related to pending and unasserted claims and the balance was recorded as deferred income available for potential future liabilities.
      In addition, we had a net amount recoverable from our insurers and others of $15 at December 31, 2005, compared to $26 at December 31, 2004. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. During the reorganization process, all asbestos litigation is stayed. As a result, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
      Other Product Liabilities — We had accrued $13 for contingent non-asbestos product liability costs at December 31, 2005, compared to $11 at December 31, 2004, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
      Environmental Liabilities — We had accrued $63 for contingent environmental liabilities at December 31, 2005, compared to $73 at December 31, 2004. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
      Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties (PRPs). We estimate our liability for this site quarterly. There have been no material changes in the facts underlying these estimates since December 31, 2004 and, accordingly, our estimated liabilities for the three Operable Units at this site at December 31, 2005 remained unchanged and were as follows:

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
      Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2005, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2005, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
      Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. In particular, although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ significantly from what we currently project.

Note 14.	Warranty Obligations
      We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Year Ended
	December 31,

	2005	2004

Balance, beginning of period	$80	$82
Amounts accrued for current period sales	61	30
Adjustments of prior accrual estimates	3	5
Change in accounting	(6)
Settlements of warranty claims	(44)	(39)
Foreign currency translation	(3)	2

Balance, end of period	$91	$80

      In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer, to accounting for the warranty liabilities based on our costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the three months ended March 31, 2005. In the third quarter of 2005, the previously recorded tax expense of $2 was offset by the valuation allowance established against our U.S. net deferred tax assets. Warranty obligations are reported as current liabilities in the consolidated balance sheet.

Note 15.	Impairments, Discontinued Operations, Divestitures and Realignment of Operations
Impairments
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
      As a result of testing our long-lived assets (excluding goodwill), we recorded a non-cash charge of $23 in the fourth quarter to reduce property, plant and equipment to its estimated fair value. The $23 related to continuing operations within ASG. Goodwill impairment is discussed in Note 6 and long-lived asset impairments relating to discontinued operations is discussed elsewhere in this Note.
Divestitures
      During 2005, we recorded an aggregate after-tax charge of approximately $18 for the following four transactions:

•	We dissolved our joint venture with The Daido Metal Company, which manufactured engine bearings and related materials in Atlantic, Iowa and Bellefontaine, Ohio. We previously had a 70% interest in the joint venture, which was consolidated for financial reporting purposes. During the third quarter, we acquired the remaining minority interests and sold the Bellefontaine operations. We have assumed full ownership of the Atlantic facility. The Bellefontaine operations had 2004 sales of $44 including sales of $26 to Dana.

•	We sold our domestic fuel-rail business, consisting of a production facility in Angola, Indiana with sales of approximately $38 in 2004.

•	We sold our South African electronic engine parts distribution business with 2004 sales of approximately $23.

•	We sold our Lipe business, a manufacturer and re-manufacturer of heavy-duty clutches, based in Haslingden, Lancashire, United Kingdom. Lipe had 2004 sales of approximately $5.
      On October 17, 2005, our Board approved a number of operational and strategic initiatives to enhance the company’s financial performance. Three businesses (engine hard parts, fluid products and pump products) with annual revenues of $1,220 were offered for sale. These businesses are treated as “held for sale” and classified as discontinued operations beginning at December 31, 2005.
      In November 2004, we completed the sale of our automotive aftermarket businesses to The Cypress Group for approximately $1,000, including cash of $950 and a note with a face amount of $75. In connection with this transaction, we recorded an after-tax loss of $30 in discontinued operations in the fourth quarter of 2004, with additional related after-tax charges of $13 having been reported in discontinued operations previously in 2004. The note is recorded at a discounted value that represents the amounts receivable under the prepayment provisions of the note. The note matures in 2019 and has a carrying value of $56 at December 31, 2005.

      In June 2003, we sold a significant portion of our engine management operations to Standard Motor Products for $121. In connection with the sale, we recorded after-tax charges of $4 in 2003. The subsidiary’s sales, which were included in the former Automotive Aftermarket Group, were $142 for the year ended December 31, 2003. The proceeds of $121 consisted of $91 of cash and $30 of debt and equity. The equity securities were restricted by agreement for a period of thirty months from closing and were included in non-current assets at their estimated fair value. In December 2005, the note was prepaid and equity securities were repurchased by Standard Motor Products. The total proceeds received from these transactions were $26 resulting in a loss of approximately $1 from the note prepayment.
      In June 2003, we sold our Thailand structural products subsidiary to AAPICO Hitech Public Co., Ltd., a Thailand-based automotive supplier. The sale resulted in cash proceeds of $54 and an after-tax profit of $8. The subsidiary’s sales, which were included in the Automotive Systems Group, were $21 for the year ended December 31, 2003.
      During 2005, 2004 and 2003, we continued to sell DCC assets in individually structured transactions and achieved further reductions through normal portfolio runoff. We reduced DCC’s assets by approximately $270 and $520 and recognized after-tax losses of $5 and after-tax gains of $29 in 2005 and 2004.
Discontinued Operations
      The provisions of SFAS No. 144 are generally prospective from the date of adoption and therefore do not apply to divestitures announced prior to January 1, 2002. Accordingly, the disposal of selected subsidiaries of DCC that were announced in October 2001 and completed in 2002 and 2003 were not considered in our determination of discontinued operations. At the same time, while DCC had assets intended for sale at December 31, 2005, 2004 and 2003, they did not meet the criteria for treatment as discontinued operations given the uncertainty surrounding the timing of the sales.
      On October 17, 2005, as previously noted, our Board approved the plan to sell the engine hard parts, fluid products and pump products businesses, with annual revenues of $1,220. These businesses are being treated as “held for sale” and classified as discontinued operations beginning in the fourth quarter of 2005.
      Although not held for sale at September 30, 2005, we determined that the sale of these businesses were likely at that time. As such, we assessed the long-lived assets of the businesses for potential impairment at September 30, 2005. We recorded a non-cash charge of $207 in the third quarter to reduce property, plant and equipment of these businesses to their estimated fair value. The $207 was comprised of $165 related to our engine hard parts business and $42 related to the fluid routing business. Additionally, we recorded a charge of $83 to reduce goodwill related to the fluid routing business to its estimated fair value. There is no goodwill associated with the engine hard parts and pump products businesses. A tax benefit of $15, related to the charges associated with certain non-U.S. operations, was recorded resulting in an after-tax charge of $275 being incurred in the third quarter of 2005.
      Additional charges of $121 to reduce the businesses to net realizable value on a held for sale basis, were recognized in the fourth quarter including cumulative translation adjustment write-offs of $67. The $121 was comprised of $67 related to our engine hard parts business, $53 to the pump business and $1 to our fluid routing business. A tax expense of $2 was recognized, resulting in a fourth quarter 2005 after-tax impairment of $123.
      The $411 combined before-tax charge was comprised of $232 for the engine hard parts business, $126 for the fluid products business and $53 for the pump business. The $411 pre-tax and $398 after-tax charge are included in income (loss) from discontinued operations before income taxes and income (loss) from discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2005.
      In December 2003, we announced our intention to sell the majority of our automotive aftermarket businesses. Because we expected to complete the sale in 2004, these operations were treated as discontinued operations at the end of 2003. The engine management business, subsequently sold in June 2003 (see divestitures above) qualified as a discontinued operation at the end of 2002.
      The income statements for all prior years have been reclassified to reflect the results of operations of these aforementioned, divested or soon-to-be divested businesses as discontinued operations.
      The following summarizes the revenues and expenses of our discontinued operations for 2005, 2004 and 2003 and reconciles the amounts reported in the consolidated statement of income to operating PAT reported in the segment table, which excludes restructuring and other unusual charges.

	2005	2004	2003

Sales	$1,221	$3,216	$3,355
Other income (expense)	(121)	(24)	6
Cost of sales	1,173	2,842	2,897
Selling, general and administrative expenses	78	293	334
Realignment and impairment charges	290	39	12

Income (loss) before income taxes	(441)	18	118
Income tax benefit (expense)	7	(28)	(45)

Income (loss) reported in consolidated statement of income	(434)	(10)	73
Unusual items, net of tax	398	58	7

Operating PAT in segment table	$(36)	$48	$80

      The effective income tax rate differs from the U.S. federal income tax rate primarily due to the valuation allowance established against deferred tax assets in 2005 and the effect of non — U.S. taxes in 2005, 2004 and 2003.
      In 2005, other income (expense) includes $121 of loss recorded to adjust the businesses held for sale at December 31, 2005 to net realizable value. In 2004, other income (expense) includes $13 of professional fees and other expenses incurred in preparing the automotive aftermarket businesses for sale and the $30 pre-tax loss realized on the sale.
      The sales of our discontinued operations, while not included in our segment data, were associated with our business units as follows:

	2005	2004	2003

AAG	$—	$1,943	$2,138
ASG	1,221	1,273	1,217

Sales of discontinued operations	$1,221	$3,216	$3,355

      The assets and liabilities of the three businesses that we intend to divest in 2006 are aggregated and presented as assets and liabilities of discontinued operations at December 31, 2005. In accordance with accounting requirements, the assets and liabilities of these businesses in prior years have not been aggregated and similarly presented.

      The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2005, consisting only of the amounts related to the businesses announced October 17, 2005, included the following:

2005

Assets of discontinued operations:
Accounts receivable	$212
Inventories	141
Cash and other current assets	7
Goodwill	4
Investments and other assets	101
Investments in leases	8
Property, plant and equipment	76

Total assets of discontinued operations	$549

Liabilities of discontinued operations
Accounts payable	$123
Accrued payroll and employee benefits	40
Other current liabilities	58
Other noncurrent liabilities	8

Total liabilities of discontinued operations	$229

      In the consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. They are reported in the respective categories of the consolidated statement of cash flows as if they were continuing operations.
Realignment of Operations
      During the fourth quarter of 2005, our Board approved a number of operational initiatives to enhance the company’s financial performance. The primary actions described below, along with other items, resulted in total realignment charges of $58 in 2005.
      In December 2005, we announced plans to consolidate our North American Thermal Products operations by mid-2006 to reduce operating and overhead costs and strengthen our competitiveness. Three facilities, located in Danville, Indiana; Sheffield, Pennsylvania; and Burlington, Ontario, employing 200 people, will be closed. We also announced workforce reductions of approximately 500 people at our Structural Products plant in Thorold, Ontario and approximately 300 people at three Traction Products facilities in Australia, resulting from the expiration of supply agreements for truck frames and rear axle modules, respectively. We recorded expenses of $31 related to these actions.
      In November 2005, we signed a letter of intent with DESC S.A. de C.V. (DESC) under which Dana and DESC will dissolve our existing Mexican joint venture, Spicer S.A. de C.V. (Spicer). We will assume 100% ownership of the Mexican subsidiaries of Spicer that manufacture and assemble axles and driveshafts, as well as related forging and foundry operations in which we currently have an indirect 49% interest and 33% interest, respectively, through our ownership in Spicer. These operations had combined sales to Dana and to third parties of $296 for the year ended December 31, 2005. During this period, sales to Dana were $188 and purchases from Dana were $19. Net incremental sales would have been $89 for the same period. DESC, in turn, will assume full ownership of Spicer and its remaining subsidiaries that operate transmission and aftermarket gasket businesses in which DESC currently holds an indirect 51% interest through its ownership in Spicer. While Dana and DESC have agreed to terms, the transaction is subject to approval by the Bankruptcy Court. In October 2005, we announced that traction and torque operations of ASG will close two facilities in Virginia and shift production in several other locations, affecting approxi-

mately 650 employees. The Commercial Vehicle operation of HVTSG will increase gear production and assembly activity at its Toluca, Mexico facility to relieve constraints at its principal gear plant in Glasgow, Kentucky and improve throughput at its Henderson, Kentucky assembly plant. We recorded a charge of $8 and anticipate additional costs in 2006 and 2007 of $21 in association with these actions. We expect to make $7 of additional cash investments to expand the facilities in Mexico.
      During the second quarter of 2005, we reviewed the status of our plan to reduce the workforce within our off-highway operations, announced in the fourth quarter of 2004 resulting in charges of $34 in connection with the closure of the Statesville, North Carolina facility and workforce reductions in Brugge, Belgium. These actions were to eliminate approximately 300 jobs. We concluded that completion of the plan was no longer probable within the required timeframe due to subsequent changes in the related markets; accordingly, we reversed $4 (of the total adjustment of $5) of the accrual for employee termination benefits.
      During the fourth quarter of 2004, the engine hard parts business recorded realignment charges of $18 in connection with signing a long-term supply agreement with Federal-Mogul Corporation to supply us with gray iron castings. The foundry operation in Muskegon, Michigan that previously supplied these materials was closed in the third quarter of 2005, eliminating 240 jobs.
      During 2003, we closed seven locations and reduced our workforce. In connection with these efforts, we recorded $3 for employee termination benefits and $9 for exit costs, including the cost of relocating people, transferring equipment and maintaining buildings held for sale. As discussed below, we reduced accruals relating to certain restructuring initiatives because we determined, following certain plan modifications, that recorded estimates exceeded the amounts necessary to complete the remaining restructuring activities. During the third quarter of 2003, we modified our plans and announced the closure of our Montgomery, Alabama commercial vehicle facility and the relocation of most of the manufacturing and assembly activities currently performed at Montgomery to our Lugoff facility. As a result of the decision to move the Montgomery operation to Lugoff, we reversed $16 of the $18 charge taken in 2002 for the Lugoff closure and recognized a $6 restructuring charge related to the Montgomery facility closure.

      The following summarizes the charges for the restructuring activity recorded in our continuing operations in the last three years:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2002	$94	$—	$38	$132
Activity during the year
Charges to expense	3	2	9	14
Adjustments of accruals	(12)		(8)	(20)
Cash payments	(56)		(27)	(83)
Write-off of assets		(2)		(2)

Balance at December 31, 2003	29		12	41
Activity during the year
Charges to expense	37	14	11	62
Adjustments of accruals	(14)		(4)	(18)
Cash payments	(22)		(5)	(27)
Write-off of assets		(14)		(14)

Balance at December 31, 2004	30		14	44
Activity during the year
Charges to expense	30	23	11	64
Adjustments of accruals	(6)			(6)
Cash payments	(13)		(10)	(23)
Write-off of assets		(23)		(23)

Balance at December 31, 2005	$41	$—	$15	$56

      Employee terminations relating to the plans within our continuing operations were as follows:

	2005	2004	2003

Total estimated	1,276	563	120
Less terminated:
2003			(5)
2004		(76)	(115)
2005	(25)	(411)

Balance at December 31	1,251	76	—

      At December 31, 2005, $56 of restructuring charges remained in accrued liabilities. This balance was comprised of $41 for the reduction of approximately 1,346 employees to be completed in 2006 and $15 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $33 in 2006, $13 in 2007 and $10 thereafter. Our liquidity and cash flows will be materially impacted by these actions. It is anticipated that our operations over the long term will further benefit from these realignment strategies through reduction of overhead and certain material costs.

Note 16.	Segments
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments and related disclosures about products and services and geographic locations. SFAS No. 131 requires reporting on a single basis of segmentation. The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.”

      We currently have three operating segments — two manufacturing business units (ASG and HVTSG) and one non-manufacturing business unit (DCC).
      The ASG sells axles, driveshafts, drivetrains, frames, sealing and bearing products, fluid-management and power-cylinder products, chassis products and related modules and systems for the automotive light vehicle markets and manufactures driveshafts for the original equipment (OE) commercial vehicle market.
      The ASG also manufactures sealing, bearing, fluid-management and power-cylinder products for the commercial vehicle and the leisure and outdoor power equipment markets.
      The HVTSG sells axles, brakes (through our joint venture, Bendix Spicer Foundation Brake LLC), driveshafts, chassis and suspension modules, ride controls and related modules and systems for the commercial and off-highway vehicle markets, transmissions and electronic controls for the off-highway market and bearing, fluid-management and power-cylinder products for the leisure and outdoor power equipment markets.
      The following table presents sales of similar products by business unit:

	2005	2004	2003

ASG
Traction (Axle)	$2,437	$2,282	$2,030
Torque (Driveshaft)	1,129	1,041	894
Structures	1,258	1,072	851
Sealing	673	633	554
Thermal	312	314	353
Other	132	42	41

Total ASG	5,941	5,384	4,723
HVTSG
Traction (Axle)	2,026	1,740	1,307
Torque (Driveshaft)	291	267	235
Other	323	292	366

Total HVTSG	2,640	2,299	1,908
Other	30	92	83

TOTAL	$8,611	$7,775	$6,714

      Management evaluates the operating segments as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in Dana’s long-term bank facility are measured with DCC accounted for on an equity basis.

      Information used to evaluate our operating segments is as follows:

		Inter-		Net
	External	Segment		Profit	Net	Capital	Depreciation/
	Sales	Sales	OPAT	(Loss)	Assets	Spend	Amortization

2005
ASG	$5,941	$140	$130	$(6)	$2,355	$179	$205
HVTSG	2,640	4	46	(28)	716	72	47
DCC			23	23	318

	8,581	144	199	(11)	3,389	251	252
Other	30	55	(434)	(224)	(82)	13	5

Total continuing operations	$8,611	$199	$(235)	$(235)	$3,307	$264	$257
Discontinued operations			(36)	(36)

Total operations	8,611	199	(271)	(271)	3,307	264	257
Tax valuation allowance			(817)	(817)
Effect of change in accounting			4	4
Unusual items excluded from performance measures			(521)	(521)

Consolidated	$8,611	$199	$(1,605)	$(1,605)	$3,307	$264	$257

2004
ASG	$5,384	$155	$210	$98	$3,086	$185	$194
HVTSG	2,299	5	99	39	670	60	48
DCC			29	29	355

	7,683	160	338	166	4,111	245	242
Other	92	62	(173)	(1)	26	8	8

Total continuing operations	$7,775	$222	$165	$165	$4,137	$253	$250
Discontinued operations			48	48

Total operations	7,775	222	213	213	4,137	253	250
Unusual items excluded from performance measures			(151)	(151)

Consolidated	$7,775	$222	$62	$62	$4,137	$253	$250

2003
ASG	$4,723	$126	$226	$123	$3,026	$173	$180
HVTSG	1,908	38	81	29	611	39	51
DCC			21	21	289

	6,631	164	328	173	3,926	212	231
Other	83	66	(215)	(60)	13	17	7

Total continuing operations	$6,714	$230	$113	$113	$3,939	$229	$238
Discontinued operations			80	80

Total operations	6,714	230	193	193	3,939	229	238
Unusual items excluded from performance measures			35	35

Consolidated	$6,714	$230	$228	$228	$3,939	$229	$238

      Operating profit after tax (PAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, operating PAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is operating

PAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free-standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units. Because the accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations, we have included the corporate expenses and interest expense previously allocated to AAG and the three businesses held for sale in 2005 that were previously included in ASG in Other in the segment tables. These amounts totaled $28, $67 and $72 in 2005, 2004 and 2003. We believe this avoids distorting the net profit (loss) previously reported for the remaining business units and presents amounts that are indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of our automotive aftermarket business and the three held for sale businesses.
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
      Equity earnings included in operating PAT in 2005, 2004 and 2003 were $24, $23 and $31 for ASG and $4, $6 and $(3) for Other. Equity earnings included for HVTSG were not material. The related equity investments totaled $538, $617 and $564 for ASG, $34, $31 and $2 for HVTSG and $39, $41 and $23 for Other in 2005, 2004 and 2003.
      We have been divesting DCC’s businesses and assets in accordance with plans announced in October 2001 and these activities continued during 2005. As a result of asset sales and normal run-off, DCC’s total portfolio assets were reduced by $270 during the year, leaving assets of approximately $560 (after $55 reduction for non-recourse debt) at December 31, 2005. While we are continuing to pursue the sale of the remaining DCC portfolio assets, we expect to retain certain of them for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of December 31, 2005, we expected to retain approximately $300 of the $560 of DCC assets held at that date; however, changes in market conditions may change our expectation. DCC’s liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities.
      Realignment and unusual items consist of the following and are more fully discussed in Note 15.

	2005	2004	2003

	OPAT

Sale of businesses(1)	$(398)	$—	$—
Sale of automotive aftermarket		(43)
Ohio tax legislation	(5)
DCC asset sales	(1)	29	35
Repurchase of notes		(96)	9
Realignment charges and goodwill impairment	(98)	(54)
Other divestitures and asset sales	(19)	13	(9)

Unusual items	$(521)	$(151)	$35

      The OPAT impact of the unusual items by segment is:

	2005	2004	2003

	OPAT

Continuing operations-
ASG	$(102)	$—	$(2)
HVTSG	(8)	(26)
DCC	(8)	29	35

	(118)	3	33
Corporate	(5)	(96)	9

Continuing operations	(123)	(93)	42
Discontinued operations-
ASG(1)	$(398)	$(15)	$(7)
AAG		(43)

Discontinued operations	(398)	(58)	(7)

Total	$(521)	$(151)	$35

(1)	Engine hard parts, fluid routing and pump businesses included in ASG held for sale at December 31, 2005.
      In 2004, the $54 of realignment charges include: $15 relate to discontinued operations of three businesses and $39 associated with HVTSG. The repurchase of notes in 2004 and 2003 are corporate items.
      Net assets at the business unit level are intended to correlate with invested capital. The amount includes accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.
      Net assets differ from consolidated total assets as follows:

	2005	2004

Net assets	$3,307	$4,137
Accounts payable and other current liabilities	1,679	2,168
DCC’s assets in excess of equity	658	767
Other current and long-term assets	1,193	1,947
Assets of discontinued operations	549

Consolidated total assets	$7,386	$9,019

      Although accounting for discontinued operations does not result in the reclassification of prior balance sheets, our segment reporting excludes the assets of our discontinued operations for all periods presented based on the treatment of these items for internal reporting purposes.
      The differences between operating capital spend and depreciation shown by business unit and purchases of property, plant and equipment and depreciation shown on the cash flow statement result from the exclusion from the segment table of the amounts related to discontinued operations and our equity method of measuring DCC for operating purposes. DCC’s capital spend and depreciation are not included in the operating measures. DCC purchased equipment for lease to our manufacturing operations through 2002 and continues to lease that equipment to the business units . These operating leases have been included in the consolidated statements as purchases of assets and the assets are being depreciated over their useful lives.

      Certain expenses incurred in connection with our realignment activities are included in the respective business units’ operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to realignment.
      These expenses and credits for the years ended December 31, 2005, 2004 and 2003 are summarized by business unit in the following table.

			Realignment
	Realignment	Adjustments of	Disposition
	Provisions	Accruals	Gain (Loss)

2005
ASG	$—	$—	$—
HVTSG	11	(6)

Total	$11	$(6)	$—

2004
ASG	$17	$(16)	$—
HVTSG	1

Total	$18	$(16)	$—

2003
ASG	$19	$(10)	$(2)
HVTSG	7	(17)	(2)

Total	$26	$(27)	$(4)

Geographic Information
      For consolidated net sales, no country other than the U.S. and Canada accounts for 10% and only Brazil, Italy, Germany and Australia account for more than 5%. Sales are attributed to the location of the product entity recording the sale. Long-lived assets include: property, plant and equipment; goodwill and equity investments in joint ventures. It does not include certain other non-current assets.

	Net Sales			Long-Lived Assets

	2005	2004	2003	2005	2004	2003

North America
United States	$4,421	$4,093	$3,673	$1,265	$1,738	$1,779
Canada	853	995	887	169	183	225
Mexico	136	130	104	185	161	165

Total North America	$5,410	$5,218	$4,664	$1,619	$2,082	$2,169
Europe
Italy	$563	$468	$339	$84	$94	$98
Germany	387	396	337	484	555	502
Other Europe	645	458	376	252	392	370

Total Europe	$1,595	$1,322	$1,052	$820	$1,041	$970
South America
Brazil	$440	$418	$356	$113	$113	$103
Other South America	395	124	61	111	126	109

Total South America	$835	$542	$417	$224	$239	$212
Asia Pacific
Australia	$488	$480	$375	$96	$103	$96
Other Asia Pacific	283	213	206	101	105	71

Total Asia Pacific	$771	$693	$581	$197	$208	$167

Total	$8,611	$7,775	$6,714	$2,860	$3,570	$3,518

	Net Sales

Sales to Major Customers	2005	2004	2003

Ford	$2,234	$2,051	$1,777
	25.9%	26.3%	26.5%
General Motors	$990	$839	$699
	11.2%	10.8%	10.4%
DaimlerChrysler	$470	$663	$784
	5.5%	8.5%	11.7%
      Export sales from the U.S. to international locations were $939, $278 and $116 in 2005, 2004 and 2003.

Note 17.	Subsequent Events
      The following events have occurred subsequent to December 31, 2005, that, although they do not impact the reported balances or results of operations as of that date, are material to our ongoing operations.

Bankruptcy Filing
      On March 3, 2006 (the Filing Date), we and 40 of our wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) nor any of our non-U.S. affiliates commenced any bankruptcy proceedings.
      The wholly-owned subsidiaries included in the Bankruptcy Cases are Dakota New York Corp., Brake Systems, Inc., BWDAC, Inc., Coupled Products, Inc., Dana Atlantic LLC f/k/a Glacier Daido America, LLC, Dana Automotive Aftermarket, Inc., Dana Brazil Holdings I LLC f/k/a Wix Filtron LLC, Dana Brazil Holdings LLC f/k/a/ Dana Realty Funding LLC, Dana Information Technology LLC, Dana International Finance, Inc., Dana International Holdings, Inc., Dana Risk Management Services, Inc., Dana Technology Inc., Dana World Trade Corporation, Dandorr L.L.C., Dorr Leasing Corporation, DTF Trucking, Inc., Echlin-Ponce, Inc., EFMG LLC, EPE, Inc., ERS LLC, Flight Operations, Inc., Friction Inc., Friction Materials, Inc., Glacier Vandervell Inc., Hose & Tubing Products, Inc., Lipe Corporation, Long Automotive LLC, Long Cooling LLC, Long USA LLC, Midland Brake, Inc., Prattville Mfg., Inc., Reinz Wisconsin Gasket LLC, Spicer Heavy Axle & Brake, Inc., Spicer Heavy Axle Holdings, Inc., Spicer Outdoor Power Equipment Components LLC, Torque-Traction Integration Technologies, LLC, Torque-Traction Manufacturing Technologies, LLC, Torque-Traction Technologies, LLC and United Brake Systems Inc.
      The Bankruptcy Cases are being jointly administered with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity so that we emerge from bankruptcy as a stronger, more viable company. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 to 24 months.
      Continuation of the Company as a going concern during the reorganization plan is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change amounts reported in the Company’s consolidated financial statements. Our consolidated financial statements as of December 31, 2005, do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.
      Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,621 in principal amount (including accrued interest) of currently outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002; and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations have been classified as current liabilities in our consolidated balance sheet as of December 31, 2005. In addition, the filing for reorganization created an event of default under certain of our lease agreements. The ability of Dana’s creditors to seek remedies to enforce their rights under the agreements described above is automatically stayed as a result of the filing of Dana’s Chapter 11 cases and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See Note 9 for additional information related to debt reclassification.
      An official committee of unsecured creditors has been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committee’s costs and expenses, including those of their counsel and financial advisors.
      While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Shares of our common stock may have little or no value and there can be no assurance that they will not be cancelled pursuant to our reorganization plan. Since March 3, 2006, our common stock has been traded on the Over The Counter Bulletin Board (OTCBB) under the symbol “DCNAQ.”
      Under the Bankruptcy Code, we have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” them means that we will be relieved of our obligations to perform further under the contract or lease, which will give rise to a pre-petition claim for damages for the breach thereof. In March and April 2006, the Bankruptcy Court authorized the Debtors to reject certain unexpired leases and subleases.
      We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be resolved under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when we will file the plan or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
DIP Credit Agreement
      In March 2006, the Bankruptcy Court granted final approval to our debtor-in-possession (DIP) credit facility, under which we may borrow up to $1,450. This facility provides funding to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process.
      All of the loans and other obligations under the DIP Credit Agreement will be due and payable on the earlier of 24 months after the effective date of the DIP Credit Agreement or the consummation of a plan of reorganization under the Bankruptcy Code. Prior to maturity, Dana will be required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments and from the proceeds of certain asset sales and the issuance of additional indebtedness. Such prepayments, if required, are required to be applied, first, to the term loan facility and, second, to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder.
      Interest under the DIP Credit Agreement will accrue, at Dana’s option, either at the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% for both the term loan facility and the revolving credit facility or the prime rate plus a per annum margin of 1.25% for both the term loan facility and the revolving credit facility. Dana will pay a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility. Dana will also pay a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.

      The DIP Credit Agreement is guaranteed by substantially all of Dana’s domestic subsidiaries, excluding DCC. As collateral, Dana and each of its guarantor subsidiaries has granted a security interest in and lien on effectively all of its assets, including a pledge of 66% of the equity interests of each material direct foreign subsidiary owned by Dana and each guarantor subsidiary.
      Under the DIP Credit Agreement, Dana and each of its subsidiaries (other than certain excluded subsidiaries) will be required to comply with customary covenants for facilities of this type. These include affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations and negative covenants, including limitations on liens, additional indebtedness, guaranties, dividends, transactions with affiliates, claims in its bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, limitations on restrictions affecting subsidiaries and sale and lease-backs.
      Additionally, the DIP Credit Agreement requires us to maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), as defined, for each period beginning on March 1, 2006 and ending on the last day of each fiscal month through February 2007, and a rolling 12-month cumulative EBITDAR for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability under the DIP Credit Agreement at all times. The DIP Credit Agreement contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts is payable on demand at 2% above the then applicable rate.
      As of March 30, 2006, we had borrowed $700 under the DIP Credit Agreement and used the proceeds to pay off debt obligations outstanding under our $275 receivables securitization program and $400 pre-petition bank facility and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses.
DCC Notes
      Following Dana’s bankruptcy filing, the holders of a majority of the issued and outstanding medium term and private placement notes of DCC (the DCC Notes) formed an Ad Hoc Committee of Noteholders.
      Effective April 10, 2006, DCC and the Ad Hoc Committee entered into a Forbearance Agreement under which members of the Ad Hoc Committee holding over 70% of the outstanding principal amount of DCC Notes agreed to work with DCC toward a restructuring of the DCC Notes and to forbear from exercising rights and remedies with respect to any default or event of default that may now exist or may hereafter occur under such notes. The Forbearance Agreement will terminate 30 days from its effective date, or sooner upon the occurrence of certain events specified therein, including the commencement by DCC of a voluntary Chapter 11 bankruptcy case or the filing by any party of an involuntary petition for relief against DCC.
      As a condition precedent to the effectiveness of the Forbearance Agreement, DCC agreed not to make any payments of principal or interest that were due and payable to the holders of certain DCC Notes as of April 10, 2006. By letter dated as of April 11, 2006, counsel to Great-West Life & Annuity Insurance Company and The Great-West Life Assurance Company, which are noteholders not part of the Ad Hoc Committee, advised DCC that events of default had occurred under their respective Note Agreements as a result of DCC’s failure to pay the principal due as of April 10, 2006 on the notes issued thereunder and demanded payment of the entire principal of $7 and interest accrued on such notes.
      DCC intends to continue to cooperate with the Ad Hoc Committee and its other noteholders to complete a restructuring of the DCC Notes.

Accounting Requirements
      American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2006. Our balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in our statement of cash flows. Dana adopted SOP 90-7 effective March 3, 2006 and we will segregate those items outlined above for all reporting periods subsequent to that date.
Unaudited Quarterly Financial Information

	For the 2005 Quarters Ended

	March 31	June 30	September 30	December 31

Net sales	$2,149	$2,297	$2,119	$2,046
Gross profit	129	156	104	17
Net income (loss)
Continuing operations	13	29	(973)	(244)
Discontinued operations	(1)	1	(301)	(133)
Effect of change in accounting	4		2	(2)

Net income (loss)	$16	$30	$(1,272)	$(379)

Earnings per share
Basic
Continuing operations	$0.09	$0.19	$(6.50)	$(1.64)
Discontinued operations	(0.01)	0.01	(2.01)	(0.89)
Effect of change in accounting	0.03		0.01	(0.01)

Net income (loss)	$0.11	$0.20	$(8.50)	$(2.54)

Diluted
Continuing operations	$0.09	$0.19	$(6.50)	$(1.64)
Discontinued operations	(0.01)	0.01	(2.01)	(0.89)
Effect of change in accounting	0.03		0.01	(0.01)

Net income (loss)	$0.11	$0.20	$(8.50)	$(2.54)

      Loss from continuing operations in the third quarter of 2005 includes a valuation allowance against deferred tax assets of $918 (including $817 related to the deferred tax asset balance at the beginning of the year). Loss from discontinued operations includes an impairment charge of $275 for the three businesses that became held for sale in the fourth quarter.
      Loss from continuing operations in the fourth quarter includes goodwill impairments of $53 and realignment charges and long-lived asset impairments of $45. Loss from discontinued operations includes a $123 provision for the loss on sale for the three businesses held for sale at December 31, 2005.

	For the 2004 Quarters Ended

	March 31	June 30	September 30	December 31

Net sales	$1,969	$1,998	$1,820	$1,988
Gross profit*	171	191	135	89
Net income (loss)
Continuing operations	40	54	52	(74)
Discontinued operations	18	46	(10)	(64)

Net income (loss)	$58	$100	$42	$(138)

Earnings per share
Basic
Continuing operations	$0.27	$0.36	$0.36	$(0.50)
Discontinued operations	0.12	0.31	(0.09)	(0.43)

Net income (loss)	$0.39	$0.67	$0.27	$(0.93)

Diluted
Continuing operations	$0.27	$0.36	$0.36	$(0.50)
Discontinued operations	0.12	0.30	(0.08)	(0.43)

Net income (loss)	$0.39	$0.66	$0.28	$(0.93)

*	Realignment charges (credits) of $(3), $4 and $5 incurred in the first, second and third quarters of 2004 were considered immaterial for separate reporting in the Statement of Income and were included in Cost of sales. As a result of the realignment charges these amounts have been included in our Consolidated Statement of Income for the year ended December 31, 2004. For consistency, the realignment charges (credits) have not been included in the gross profit calculation for the 2004 quarters.
      Loss from continuing operations in the fourth quarter of 2004 includes realignment charges of $39 and the loss on repurchase of notes of $96. Loss from discontinued operations for the fourth quarter includes a $30 loss on the sale of AAG and $15 of realignment charges related to the three businesses held for sale at December 31, 2005.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II(a)
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE
Years ended December 31, 2005, 2004 and 2003
(in millions)

				Adjustments
			Trade accounts	arising from
			receivable	change in
	Balance at	Amounts	“written off”	currency	Balance at
	beginning	charged	net of	exchange rates	end of
	of period	to income	recoveries	and other items	period

2005	$36	$1	$(8)	$(7)	$22
2004	38	2	(9)	5	36
2003	40	7	(14)	5	38

SCHEDULE II(b)
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR CREDIT LOSSES — LEASE FINANCING
Years ended December 31, 2005, 2004 and 2003
(in millions)

				Adjustments
		Amounts		arising from
		charged	Amounts	change in
	Balance at	(credited)	‘written off‘	currency	Balance at
	beginning	to	net of	exchange rates	end of
	of period	income	recoveries	and other items	period

2005	$12	$3	$—	$2	$17
2004	26	(10)	(1)	(3)	12
2003	34	—	(8)	—	26

(1)	DCC had maintained an allowance for potential losses related to assets held by a partnership interest. The partnership recognized the underlying loss in 2004, resulting in a reduction in the earnings from equity investments recorded by DCC. Concurrently, DCC reduced the allowance for credit losses resulting in no impact on net income.

SCHEDULE II(c)
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS
Years ended December 31, 2005, 2004 and 2003
(in millions)

			Reductions
	Balance at	Amounts	due to	Balance at
	beginning	charged	utilization or	end of
	of period	to income	expiration	period

2005	$387	$1,191	$(43)	$1,535
2004	609	82	(304)	387
2003	538	141	(70)	609

SCHEDULE II(d)
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR LOAN LOSSES
Years ended December 31, 2005, 2004 and 2003
(in millions)

		Amounts
		charged
	Balance at	(credited)		Write-off	Balance at
	beginning	to		recoveries	end of
	of period	income	Write-off	and other	period

2005	$3	$6	$—	$—	$9
2004	3	(2)	(1)	3	3
2003	3	—	—	—	3

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      -None-

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Exchange Act of 1934 as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
      In the second quarter of 2005, senior management at our corporate office identified an unsupported asset sale transaction in our Commercial Vehicle business unit and recorded the necessary adjustments to correct for the accounting related to this matter before the accounting and reporting was completed for the quarter. At that time, management initiated an investigation into the matter. In September 2005, corporate management found other incorrect accounting entries related to a customer agreement within the same business unit and informed the Audit Committee of the Board of Directors of its findings.
      The Audit Committee engaged outside counsel to conduct an independent investigation of the situation. The independent investigation included interviews with nearly one hundred present and former employees with operational and financial management responsibilities for each of our business units.
      The investigations also included a review and assessment of accounting transactions identified through the interviews noted above, and through other work performed by the company and the independent investigators engaged by the Audit Committee. The independent investigators also reviewed and assessed certain items identified as part of the annual audit performed by our independent registered public accounting firm. Upon completion of the investigations, we restated our consolidated financial statements for the first and second quarters of 2005 and for the years 2002 through 2004.
      Management, including our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as of December 31, 2005, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation and the existence of the material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2005.
      Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in

Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the oversight of the board of directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) entitled “Internal Control — Integrated Framework.”
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005:
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
      (2) Our financial and accounting organization was not adequate to support our financial accounting and reporting needs. Specifically, lines of communication between our operations and accounting and finance personnel were not adequate to raise issues to the appropriate level of accounting personnel and we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements. This control deficiency resulted in ineffective controls over the accurate and complete recording of certain customer contract pricing changes and asset sale contracts (both within and outside of the Commercial Vehicle business unit) to ensure they were accounted for in accordance with GAAP. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training contributed to the control deficiencies noted in items 3 through 6 below.
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

      (4) We did not maintain effective controls over reconciliations of certain financial statement accounts. Specifically, our controls over the preparation, review and monitoring of account reconciliations primarily related to certain inventory, accounts payable, accrued expenses and the related income statement accounts and certain inter-company balances were ineffective to ensure that account balances were accurate and supported with appropriate underlying detail, calculations or other documentation, and that inter-company balances appropriately eliminate.
      (5) We did not maintain effective controls over the valuation and accuracy of long-lived assets and goodwill. Specifically, we did not maintain effective controls to identify the deterioration in fourth quarter operating results as a condition that triggered a requirement to assess long-lived assets for impairment. Also, certain plants did not maintain effective controls to identify impairment of idle assets in a timely manner. Further, we did not maintain effective controls to ensure goodwill impairment calculations were accurate and supported with appropriate underlying documentation, including the determination of net book value and fair value of reporting units.
      (6) We did not maintain effective segregation of duties over automated and manual transaction processes. Specifically, certain information technology personnel had unrestricted access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without adequate independent monitoring. In addition, certain personnel with financial responsibilities for purchasing, payables and sales had incompatible duties that allowed for the creation, review and processing of certain financial data without adequate independent review and authorization. This control deficiency primarily affects revenue, accounts receivable and accounts payable.
      Each of the control deficiencies described in items 1 through 4 resulted in the restatement of our annual consolidated financial statements for 2004, each of the interim periods in 2004 and the first and second quarters of 2005, as well as certain adjustments, including audit adjustments, to our third quarter 2005 consolidated financial statements. Each of the control deficiencies described in items 2 through 4 further resulted in the restatement of our annual consolidated financial statements for 2003 and 2002. The control deficiency described in item 5 resulted in audit adjustments to the 2005 annual consolidated financial statements. Additionally, each control deficiency could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described in items 1 through 6 constitutes a material weakness.
      As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in “Internal Control — Integrated Framework” issued by the COSO.
      Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears in Item 8 of this Form 10-K.
      Plan for Remediation of Material Weaknesses — We believe the steps described below, some of which we have already taken as noted herein, together with others that we plan to take, will remediate the material weaknesses discussed above. Specifically, we believe the actions outlined in (i) and (ii), below, will address the first material weakness, while the steps presented in (iii) and (iv), below, will remediate the others.
      (i) We are committed to having a strong ethical climate and ensuring that any employee concerned with activity believed to be improper will bring his or her concerns to the prompt attention of management, either directly or anonymously through our Ethics and Compliance Helpline. Toward that end, in 2005, we took the following actions:

•	Within the Commercial Vehicle business unit, we installed a new senior management team, reassigned several controllers and added support resources to the finance staff;

•	We enhanced the training program for our Standards of Business Conduct by deploying a new training tool to all employees worldwide for reviewing and testing their understanding of the principles contained in the Standards; and

•	To further improve the visibility to management of potential issues, we have begun requiring our division controllers to send copies of the results of their required periodic on-site plant reviews directly to our Chief Accounting Officer and our controllers at all levels to make their quarterly certifications and representations directly to our CEO and CFO, as well as to their immediate supervisors. Copies of these on-site plant review reports and quarterly controller certifications are also being sent to Internal Audit to aid in identifying potential financial reporting issues.
      (ii) To reduce operating management’s ability to effect override of internal control through undue influence, we have changed the reporting structure for the controllers in our business units. Rather than reporting to operating management as they have in the past, controllers now report directly to the finance group headed by our CFO. Consequently, senior financial management is now responsible for hiring, training, performance appraisals, promotions and compensation of all finance people within the company. Over the near term, the cultural aspects of this change will be addressed through more robust communication and interaction within the finance organization through more frequent meetings of our controller groups and enhanced web-based tools designed specifically to address the needs of our finance organization.
      (iii) We have augmented the GAAP training that is regularly part of our periodic controller conferences, web casts and outside continuing education programs by updating our special GAAP training course. We held special GAAP training sessions for our financial personnel in Europe in October and November 2005, and we will continue this training in North America, South America, and Asia Pacific in 2006.
      (iv) We have taken or plan to take the following additional steps to improve our internal control over financial reporting:

•	During 2005, we augmented the resources in our corporate accounting department, and in 2006 we will continue to add to the department’s staff and utilize external resources as appropriate;

•	Outside of the corporate accounting department, we will continue to add financial personnel as necessary throughout the company to provide adequate resources with appropriate levels of experience and GAAP knowledge;

•	Additional emphasis is being placed by senior management in operations and information technology to develop specific remediation plans for all the control deficiencies, concentrating initially on those pertaining to the segregation of duties and other operations-based matters identified as material weaknesses;

•	We are creating centers of excellence for finance functions to process transactions which require specialized accounting knowledge;

•	We will implement a centralized contract administration process such that all significant agreements, and significant changes to such agreements, are reviewed by experienced financial personnel who will prescribe and monitor the appropriate accounting for the underlying transactions;

•	We are currently recruiting to replace the human resource professional assigned in 2005 to focus on the organizational development needs of the Finance group and to track the training and career paths of our finance personnel, reassess the competency requirements for our key financial positions and determine our overall financial staffing needs;

•	During 2005, we dedicated information technology (IT) personnel to assist in planning for the future IT needs of our finance function;

•	During 2006, we will complete the deployment to all our locations of account reconciliation software to allow for the access and review of reconciliations from a central location;

•	We will enhance our corporate accounting policies in certain areas, including long-lived assets and goodwill, and deploy the resultant changes to our financial people worldwide;

•	As part of the ongoing transformation of our finance function, we will continue to centralize control and responsibility for routine, high-volume accounting activities in shared service centers or with third-party providers; and

•	During 2005, we conducted an independent review of the effectiveness of our internal audit function. As a result of the findings, we will broaden the nature and extent of work that our internal audit department performs by increasing the size of the department and enhancing the competency of its people.
      Changes in Internal Control Over Financial Reporting — Our management, with the participation of our CEO and CFO, evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. The following material changes occurred during the fourth quarter of 2005 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting:

•	The implementation of effective controls over the computation and review of our LIFO inventory calculation by modifying the instructions used by both Corporate Accounting and the facilities to ensure all capitalized items, such as steel surcharges, were appropriately reflected in the calculation;

•	The completion of the restructuring of the senior management team in the Commercial Vehicle business unit; and

•	The ongoing deployment of the account reconciliation software to our major facilities as described above.
      CEO and CFO Certifications — The Certifications of our CEO and CFO, which are attached as Exhibits 31-A and 31-B to this Form 10-K, include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by the Certifications.

Item 9B.	Other Information
      -None-

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
      We currently have the following directors, who will hold office until their successors are elected by the Board:

•	A. Charles Baillie, age 66, was formerly Chairman of the Board of The Toronto-Dominion Bank, a Canadian chartered bank which, with its subsidiaries, offers a full range of financial products and services, from 1998 to 2003 and Chief Executive Officer from 1997 to 2002. He has been a Dana director since 1998 and is also a director of Canadian National Railway Company and TELUS Corporation.

•	David E. Berges, age 56, has been Chairman of the Board and Chief Executive Officer of Hexcel Corporation, a leading international producer of advanced structural materials and composite parts serving aerospace, defense, electronics and other industrial markets, since 2001 and President since 2002. He was previously President of the Automotive Products Group of Honeywell International Inc., a manufacturer of aerospace products and services, specialty materials, automation and control systems and transportation and power systems from 1997 to 2001. He has been a Dana director since 2004.

•	Michael J. Burns, age 54, has been Chief Executive Officer, President and a director of Dana since March 2004, and Chairman of the Board and Chief Operating Officer since April 2004. He was previously President of General Motors Europe, a vehicle manufacturer, from 1998 to 2004. He is also a director of United Parcel Service, Inc.

•	Edmund M. Carpenter, age 64, has been President and Chief Executive Officer of Barnes Group Inc., a diversified international company serving a range of industrial and transportation markets, since 1998. He has been a Dana director since 1991 and is also a director of Campbell Soup Company.

•	Richard M. Gabrys, age 64, has been Dean of the School of Business of Wayne State University since January 2006 and President and Chief Executive Officer of Mears Investments LLC, a personal family investment company, since 2004. He was previously Vice Chairman of Deloitte & Touche LLP, a professional services firm providing audit and financial advisory services, from 1995 to 2004. He has been a Dana director since 2004 and is also a director of CMS Energy Corp.

•	Samir G. Gibara, age 67, was formerly Chairman of the Board of The Goodyear Tire & Rubber Company, a company which manufactures and markets tires and rubber, chemical and plastic products for the transportation industry and industrial and consumer markets, from 1996 to 2003, Chief Executive Officer from 1996 to 2002, and President and Chief Operating Officer from 1995 to 2002. He has been a Dana director since 2004 and is also a director of International Paper Company.

•	Cheryl W. Grisé, age 53, has been Executive Vice President of Northeast Utilities, a regional provider of energy products and services, since December 2005, Chief Executive Officer of Northeast Utilities’ principal operating subsidiaries since 2002, and President of Northeast Utilities’ Utility Group since 2001. She was previously Senior Vice President, Secretary and General Counsel of Northeast Utilities from 1998 to 2001. She has been a Dana director since 2002 and is also a director of MetLife, Inc.

•	James P. Kelly, age 63, was formerly Chairman of the Board and Chief Executive Officer of United Parcel Service, Inc., a package delivery company and global provider of specialized transportation and logistics services from 1997 to 2002. He has been a Dana director since 2002 and is also a director of BellSouth Corporation, Hewitt Associates and United Parcel Service, Inc.

•	Marilyn R. Marks, age 53, has been Chairman of the Board and Chief Executive Officer of Corporate Marks, LLC, a management advisory and consulting services company, since 2005. She has been a Dana director since 1994.

•	Richard B. Priory, age 59, was formerly Chairman of the Board and Chief Executive Officer of Duke Energy Corporation, a supplier of energy and related services from 1997 to 2003. He has been a Dana director since 1996.
Executive Officers
      You can find information about our executive officers under the caption “Executive Officers of the Registrant” in Item 1.
Audit Committee and Audit Committee Financial Expert
      Our Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act), to oversee our accounting and financial reporting processes and audits of our financial statements. All members of our Audit Committee are non-management directors who meet the independence requirements of Section 303A.02 of The New York Stock Exchange Listed Company Manual. Currently, our Audit Committee members are Mr. Gabrys (Chairman), Mr. Carpenter, Mr. Gibara, Ms. Grisé and Ms. Marks. Our Board has determined that each of these individuals is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K under the Exchange Act.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock to file initial stock ownership reports and reports of changes in their ownership with the SEC. Under SEC rules, we must be furnished with copies of these reports. Based on our review of these reports and representations made to us by such persons, we do not know of any failure by such persons to file a report required by Section 16(a) on a timely basis during 2005.
Code of Ethics
      Our Standards of Business Conduct (the Standards) constitute the code of ethics that we have adopted for our employees (including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions) which is designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Standards to the persons identified therein; and (v) accountability for adherence to the Standards. A copy of the Standards is posted on our Internet website at http://www.dana.com/investors at the “Corporate Governance” link.
      If we adopt a substantive amendment to the Standards of Business Conduct, or if we grant a waiver or implicit waiver of any provision of the Standards relating to the above elements to our principal executive, financial or accounting officers or to persons performing similar functions, within four business days following the date of such action, we will post a notice at our website at the above address describing the nature of the amendment or waiver and, in the case of any such waiver, the name of the person to whom it was granted and the date of the waiver. For this purpose, “waiver” means our approval of a material departure from a provision of the Standards and “implicit waiver” means our failure to take action within a reasonable period of time regarding a material departure from a provision of the Standards that has been made known to one of our executive officers.

Item 11.	Executive Compensation.

Summary Compensation Table
      The following table contains information about the compensation for services rendered to Dana and our subsidiaries which was paid or awarded to or earned by our Chief Executive Officer (CEO); the four other most highly compensated persons who were serving as our executive officers at the end of 2005; and Mr. Laisure, who was an executive officer during 2005 but left active employee status during the year (each a Named Executive Officer). Messrs. Cole, Richter and Laisure retired from Dana on January 1, March 1, and April 1, 2006, respectively.

					Long-Term Compensation
					Awards

						Securities
	Annual Compensation					Under-
						lying
				Other Annual	Restricted	Options/	All Other
Name and				Compensation	Stock Awards	SARs	Compensation
Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	($)(3)	($)(4)	(#)(5)	($)(6)

Michael J. Burns	2005	$1,029,167	0	$196,648	$794,978	321,543	$271,893
Chairman, CEO,	2004	826,250	$1,000,000	100,539	3,536,395	510,000	399,903
President and Chief	2003	—	—	—	—	—	—
Operating Officer
Robert C. Richter	2005	546,667	0	120,109	246,439	99,923	3,308
Chief Financial	2004	530,000	159,000	50,865	157,010	34,000	3,233
Officer	2003	500,000	306,000	—	0	55,000	3,158
Bernard N. Cole	2005	506,667	0	136,689	246,439	99,923	51,280
President — Heavy	2004	458,750	165,000	67,881	246,730	34,000	5,235
Vehicle	2003	412,000	210,000	—	0	40,000	5,115
Technologies and
Systems Group
Michael L. DeBacker	2005	402,500	0	134,238	149,973	60,662	0
General Counsel and	2004	390,000	146,250	—	112,150	22,000	0
Secretary	2003	369,625	205,000	—	0	36,000	0
Nick L. Stanage	2005	96,564	126,000	62,589	226,440	50,000	99,577
President — Heavy	2004	—	—	—	—	—	—
Vehicle Products	2003	—	—	—	—	—	—
James M. Laisure	2005	527,000	0	96,592	246,439	99,923	4,733
President	2004	449,145	130,000	—	193,150	22,000	5,135
Automotive Systems	2003	388,000	210,000	—	0	40,000	4,515
Group(7)

(1)	The amount shown in this column for Mr. Laisure for 2005 includes salary of $155,000 paid while he was an active employee of Dana, and a total of $372,000 in separation pay installments paid pursuant to his separation agreement, discussed under the caption “Separation Agreements.” The amount shown for Mr. Stanage is the salary he earned in 2005 after joining the company in August.

(2)	We show annual bonuses in the year in which they are earned, regardless of whether payment is made then or in the following year or deferred for future distribution. The amount shown in this column for Mr. Stanage consists of the $126,000 minimum guaranteed annual bonus for 2005 provided under his employment agreement, discussed under the caption “Employment Agreements.”

(3)	This column shows the total value of the perquisites and personal benefits received by the Named Executive Officer for any year in which the aggregate of such perquisites and benefits exceeded the lesser of $50,000 or 10% of his salary and bonus for the year.

The amounts shown in this column include: (i) for Mr. Burns in 2005, reimbursements for the payment of taxes ($76,576) and supplemental life insurance premiums ($75,515); (ii) for Mr. Richter in 2005, reimbursements for the payment of taxes ($48,006) and supplemental life insurance premiums ($36,197) and in 2004, reimbursements for the payment of taxes ($17,597) and fees for professional services ($19,833); (iii) for Mr. Cole in 2005, reimbursements for the payment of taxes ($47,942) and supplemental life insurance premiums ($55,795), and in 2004, reimbursements for the payment of taxes ($19,520) and use of corporate aircraft ($21,313); (iv) for Mr. DeBacker in 2005, reimbursements for the payment of taxes ($55,892) and supplemental life insurance premiums ($65,086); (v) for Mr. Stanage in 2005, supplemental life insurance premiums ($58,464); and (vi) for Mr. Laisure in 2005, reimbursements for the payment of taxes ($37,522) and supplemental life insurance premiums ($33,068).

    The taxes which were reimbursed were those incurred by the individuals in connection with the supplemental insurance premiums and/or fees for professional financial planning, tax preparation and/or estate planning services paid by Dana. For Mr. Cole, they also included taxes incurred in connection with his company vehicle.
    The premiums paid by the company for supplemental life insurance increased substantially in 2005 when, in response to legislative and tax law changes, Dana changed the policies provided under its Senior Management Life Insurance Program from split dollar policies jointly owned by the participants and the company to variable universal life policies owned by the individuals. The premiums were affected by differences in the way assets are invested under these two types of policies in order for the policies to reach their targeted values in specified time frames.

(4)	(a) For Mr. Burns, this column shows the value of 50,188 restricted shares granted on February 14, 2005, under our 1999 Restricted Stock Plan; 63,135 restricted stock units granted under his employment agreement on March 1, 2004; and 102,552 restricted stock units granted under his employment agreement on April 19, 2004.

For the other Named Executive Officers, this column shows the value of the following restricted shares granted under our 1999 Restricted Stock Plan: (i) for Mr. Richter, 15,558 shares granted on February 14, 2005, and 7,000 shares granted on February 9, 2004; (ii) for Mr. Cole, 15,558 shares granted on February 14, 2005, and 11,000 shares granted on February 9, 2004; (iii) for Mr. DeBacker, 9,468 shares granted on February 14, 2005, and 5,000 shares granted on February 9, 2004; (iv) for Mr. Stanage, 17,000 shares granted on August 29, 2005; and (v) for Mr. Laisure, 15,558 shares granted on February 14, 2005, 5,000 shares granted on February 9, 2004, and 4,000 shares granted on April 20, 2004. None of these restricted shares vest in under three years except those granted to Mr. Cole in 2005, which would have vested on February 28, 2007, but were forfeited when he retired.

We calculated the values shown in this column by multiplying the number of restricted shares or restricted stock units granted by the closing price of our shares on the grant dates; none of the shares or units had a down payment or purchase price. Dividends are payable on these restricted shares and restricted stock units in the form of additional restricted shares or units, accrued at the same times and rates as cash dividends are paid to our shareholders.

(b) As of December 31, 2005, the aggregate number and value of the restricted shares and restricted stock units held by each Named Executive Officer were as follows: (i) for Mr. Burns, 51,559 restricted shares and 174,050 restricted stock units, valued at $1,619,872; (ii) for Mr. Richter, 56,829 restricted shares and 11,287 restricted stock units valued at $477,553; (iii) for Mr. Cole, 54,327 restricted shares and 7,824 restricted stock units valued at $436,544; (iv) for Mr. DeBacker, 28,010 restricted shares valued at $178,388; (v) for Mr. Stanage, 17,164 restricted shares valued at $123,238; and (vi) for Mr. Laisure, 70,025 restricted shares valued at $502,780. We calculated these aggregate values by multiplying (i) the number of restricted shares or restricted stock units held by each individual by (ii) the difference between the closing price of our shares on December 30, 2005, the last trading day of the year, and any per share or per unit purchase price paid by the individual.

(5)	This column shows the number of shares of Dana stock underlying options granted under our Stock Incentive Plan. No stock appreciation rights (SARs) were granted to the Named Executive Officers in years 2003 through 2005.

(6)	The amount shown in this column for Mr. Burns for 2005 consists of an annual service-based credit of $258,293 to the notional account for the supplemental retirement benefit provided under his employment agreement; a basic contribution of $6,600 made by Dana to Mr. Burns’ account under our SavingsWorks Plan, a defined contribution plan qualified under Internal Revenue Code Sections 401(a)

and 401(k); and $7,000 in contributions made by Dana to the SavingsWorks account to match his contributions. The amount shown for Mr. Burns for 2004 consists of an annual service-based credit of $104,354 to the notional account for his supplemental retirement benefit; one-time payments pursuant to his employment agreement consisting of $181,727 to replace compensation earned from his former employer which was forfeited on the termination of such employment, a standard relocation payment of $79,167 (equal to one month’s salary), and reimbursement of $11,415 for relocation expenses; a premium payment of $12,923 for a term life insurance policy; a basic contribution of $6,150 to his account under the SavingsWorks Plan; and $4,167 in matching contributions to the SavingsWorks account.

The amounts shown for Messrs. Richter and Laisure are matching contributions made by Dana to these individuals’ accounts under our SavingsPlus Plan, a defined contribution plan qualified under Internal Revenue Code Sections 401(a) and 401(k).

The amount shown for Mr. Cole for 2005 consists of a one-time matching contribution of $45,925 made by Dana to his account under our Employees’ Stock Purchase Plan at the time this plan was terminated by Dana and a $5,355 matching contribution made by Dana to his account under our SavingsPlus Plan. The amounts shown for 2004 and 2003 consist of matching contributions made by Dana to his SavingsPlus Plan account.

The amount shown for Mr. Stanage for 2005 consists of a one-time payment of $70,000 under his employment agreement to replace compensation earned from his former employer which was forfeited on the termination of such employment; reimbursement of $23,333 for relocation expenses; and a basic contribution of $4,997 to his account under the SavingsWorks Plan and $1,247 in matching contributions to this account.

(7)	Mr. Laisure served as President — Engine and Fluid Management Group from 2001 to 2004.
Option/ SAR Grants in Last Fiscal Year
      We granted options and SARs with respect to an aggregate of 2,368,570 shares of Dana stock in 2005 under our Stock Incentive Plan. The following table shows the options that were granted to the Named Executive Officers in 2005. No SARs were granted to the Named Executive Officers in 2005, although SARs were granted to other individuals.

		% of Total
		Options/SARs
	Number of Securities	Granted to	Exercise or		Grant Date
	Underlying Options	Employees in	Base Price	Expiration	Present
Name	Granted(#)	2005	($/Share)(1)	Date(2)	Value($)(3)

Mr. Burns	321,543	13.57%	$15.94	02-13-15	$1,376,204
Mr. Richter	99,923	4.22%	$15.94	02-13-15	427,670
Mr. Cole	99,923	4.22%	$15.94	02-28-07	427,670
Mr. DeBacker	60,662	2.56%	$15.94	02-13-15	259,633
Mr. Stanage	50,000	2.11%	$13.35	08-28-15	180,500
Mr. Laisure	99,923	4.22%	$15.94	02-13-15	427,670

(1)	The exercise price is the amount the holder must pay to purchase each share of stock that is subject to an option. The exercise prices reported in this table equal the “fair market value” (as defined in the Stock Incentive Plan) of the stock on the grant date. All options shown in the table were granted on February 14, 2005, except those shown for Mr. Stanage, which were granted on August 29, 2005.

(2)	All options shown in the table became exercisable on December 1, 2005, as a result of the accelerated vesting described in Note 10 to our consolidated financial statements, except those shown for Mr. Stanage, which will vest in 25% increments on each of the first four anniversary dates of the grant and expire ten years from the date of grant.

(3)	We used a binomial option pricing model to determine the hypothetical grant date value for the options shown in this table. The average fair value of the options granted to Messrs. Burns, Richter, Cole,

DeBacker and Laisure was $4.28 per share under the binomial method, using a weighted-average market value at date of grant of $15.94 and the following weighted-average assumptions: risk-free interest rate of 3.86%, a dividend yield of 2.64%, volatility of 30.0% to 31.5%, expected forfeitures of 17.52% and an expected option life of 6.74 years. The average fair value of the options granted to Mr. Stanage was $3.61 per share under the binomial method, using a weighted-average market value at date of grant of $13.35 and the following weighted-average assumptions: risk-free interest rate of 4.05%, a dividend yield of 3.17%, volatility of 31.5% to 35.0%, expected forfeitures of 45.7% and an expected option life of 5.81 years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
      The following table shows (i) the number and value of options exercised in 2005 by the Named Executive Officers; (ii) the number of securities underlying the unexercised options held by the Named Executive Officers at December 31, 2005; and (iii) the value of the unexercised in-the-money options held by the Named Executive Officers at December 31, 2005, based on the $7.18 per share closing price of our stock on December 30, 2005, the last trading day of the year. None of the Named Executive Officers held or exercised any SARs during 2005.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
			Options at 12/31/05(#)		at 12/31/05 ($)
	Shares Acquired	Value
Name	on Exercise (#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Mr. Burns	0	$0	831,543	0	$0	$0
Mr. Richter	0	0	430,423	27,500	0	0
Mr. Cole	0	0	369,923	20,000	0	0
Mr. DeBacker	0	0	231,162	18,000	0	0
Mr. Stanage	0	0	0	50,000	0	0
Mr. Laisure	0	0	317,923	20,000	0	0
Long-Term Incentive Plan Awards in Last Fiscal Year
      The following table contains information about the performance shares that were awarded to the Named Executive Officers in 2005 under our Stock Incentive Plan.
      The number of performance shares awarded to each Named Executive Officer was determined based on an individual target dollar value related to his pay group. Vesting of the performance shares is contingent on Dana’s achieving, over the three-year performance period from 2005 through 2007, pre-established performance goals for (i) cumulative earnings per share (EPS) and (ii) average return on invested capital (ROIC) measured against the peer group companies selected by our Compensation Committee.
      The threshold number of performance shares shown in table will be earned if Dana achieves the minimum level of performance set by the Compensation Committee for the EPS and ROIC goals; the target number of performance shares will be earned if Dana achieves the target levels of performance; and the maximum number of performance shares will be earned if Dana achieves at least the maximum levels of performance. Generally, the individual must be actively employed by Dana at the end of the performance period (December 31, 2007) for his performance shares to vest based on Dana’s performance. All vested performance shares will be paid in cash in an amount equal to the fair market value of such shares on December 31, 2007, except for Mr. Burns’ performance shares, which will be paid in shares of Dana stock.

Estimated Future Payouts
	Number of	Performance	Under Non-Stock Price-Based Plan
	Performance	Period Until
Name	Shares Awarded	Payout	Threshold Level	Target Level	Maximum Level

Mr. Burns	75,282 shares	2005-2007	60,225 shares	75,282 shares	90,338 shares
Mr. Richter	23,434 shares	2005-2007	18,747 shares	23,434 shares	28,120 shares
Mr. Cole	23,434 shares	2005-2007	18,747 shares	23,434 shares	28,120 shares
Mr. DeBacker	14,203 shares	2005-2007	11,362 shares	14,203 shares	17,043 shares
Mr. Stanage	5,000 shares	2005-2007	4,000 shares	5,000 shares	6,000 shares
Mr. Laisure	23,434 shares	2005-2007	18,747 shares	23,434 shares	28,120 shares
Pension Benefits
      Pension benefits for Messrs. Burns and Stanage are provided in their individual Supplemental Executive Retirement Plans, established pursuant to their employment agreements and described under the caption “Employment Agreements.” Pension benefits for Mr. DeBacker will be determined under the Dana pension plans described below. Pension benefits for Messrs. Richter, Cole, and Laisure, who retired in 2006, were determined under these plans and are described in more detail below.
      Dana Corporation Retirement Plan (the CashPlus Plan) — This plan is a cash balance plan (a type of non-contributory defined benefit pension plan in which the participants’ benefits are expressed as individual accounts). Management employees (and most other non-union employees) first employed by Dana before January 1, 2003, participate in this plan.
      The normal retirement age under this plan is 65. Benefits under the plan are computed as follows. During each year of participation in the plan, a participating employee earns a service credit equal to a specified percentage of his or her earnings (as defined in the plan) up to one-quarter of the Social Security taxable wage base, plus a specified percentage of his or her earnings above one-quarter of the taxable wage base. The percentages increase with the length of Dana service. A participant with 30 or more years of service receives the maximum credit (6.4% of earnings up to one-quarter of the taxable wage base, plus 12.8% of earnings over one-quarter of the taxable wage base).
      A participant employed by Dana on July 1, 1988 (when this plan was converted to a cash balance plan) also earns a transition benefit designed to provide that his or her retirement benefit under this plan will be comparable to the benefit he or she would have received under the predecessor plan. A participant earns this transition benefit ratably over the period from July 1, 1988, to his or her 62nd birthday, except that in the event of a change in control of Dana (as defined in the plan), the participant will be entitled to the entire transition benefit. The accumulated service credits and the transition benefit are credited with interest annually, in an amount (generally not less than 5%) established by our Board. A participant who was employed by Dana on July 1, 1988, and was eligible to retire on July 1, 1993, will receive the greater of the benefit provided by this plan or a benefit comparable to the benefit provided under the predecessor plan (determined as of July 1, 1993) with interest credits.
      The estimated monthly annuity benefit payable under this plan to Mr. DeBacker, starting at age 65, as accrued through December 31, 2005, is $5,060. While we are not currently contemplating any changes to this plan as a result of our bankruptcy filing that would effect the payment of benefits accrued thereunder, there can be no assurance that changes will not be made.
      Excess Benefits Plan — U.S. federal tax law imposes maximum payment and covered compensation limitations on tax-qualified pension plans. Dana has adopted an Excess Benefits Plan which covers all employees eligible to receive retirement benefits under any funded tax-qualified defined benefit plan of the company, including the CashPlus Plan, whose pension benefits are affected by these limitations. This plan provides that Dana will pay from its general funds any amounts that exceed the federal limitations and any amounts that are not paid under the CashPlus Plan due to earnings being reduced by deferred bonus payments. In the event of a change of control of Dana (as defined in the plan), participants will receive lump-sum payments of all benefits previously accrued and will be entitled to continue to accrue benefits thereunder. The estimated monthly annuity benefit payable under this plan to Mr. DeBacker, starting at age 65, as accrued through December 31, 2005, is $2,394. Claims for benefits accrued under this non-qualified plan prior to our bankruptcy filing are pre-petition claims and there can be no assurances that such benefit amounts will be paid.
      Supplemental Benefits Plan — Dana has also adopted a Supplemental Benefits Plan that covers certain U.S.-based senior management who participated in the predecessor to the CashPlus Plan as of June 30, 1988. Under this plan, a participant who retires before the end of 2009, will be entitled to receive the difference between the aggregate benefits that he or she will receive under the CashPlus and Excess Benefits Plans and, if greater, a percentage of the benefit that he or she would have been entitled to receive under the predecessor plan to the CashPlus Plan in effect before July 1, 1988. That percentage is 70% in the event of retirement in the years 2005 through 2009. The predecessor plan formula is based on 1.6% of final monthly earnings (as defined in the plan) for each year of credited service, less 2% of 80% of a participant’s Social Security benefit for each year of accredited service up to 25 years. In the event of a change of control of Dana (as defined in the plan), participants will receive lump-sum payments of all benefits previously accrued and will be entitled to continue to accrue benefits thereunder. The estimated monthly annuity benefit payable under this plan to Mr. DeBacker, starting at age 65, as accrued through December 31, 2005, and reflecting the 70% benefit, is $3,310. Claims for benefits accrued under this non-qualified plan prior to our bankruptcy filing are pre-petition claims and there can be no assurances that such benefit amounts will be paid.
      Named Executive Officers Who Retired in 2006 — Messrs. Richter, Cole and Laisure retired from service with Dana in 2006. Mr. Richter has received lump sum distributions of his pension benefits under the foregoing plans as follows: $319,491 under the CashPlus Plan, $726,784 under the Excess Benefits Plan, and $368,475 under the Supplemental Benefits Plan. Mr. Cole has received lump sum distributions of his benefits as follows: $961,975 under the CashPlus Plan, $846,261 under the Excess Benefits Plan, and $763,522 under the Supplemental Benefits Plan. He will receive an additional payment of $113,311 under the CashPlus Plan later this year. Mr. Laisure will receive monthly annuity payments of $6,119 under the CashPlus Plan. He also had accrued benefits under the Excess Benefits Plan and the Supplemental Benefits Plan and the estimated monthly annuity benefits payable to him under these plans are $4,605 and $3,704, respectively. Claims for benefits accrued under these plans prior to our bankruptcy filing are pre-petition claims and there can be no assurances that these amounts will be paid.
Compensation of Directors
      We do not pay Mr. Burns any additional compensation for his service as Chairman of the Board.
      Our non-management directors receive an annual retainer of $40,000 for Board service. In addition, our Audit and Compensation Committee Chairmen receive annual retainers of $15,000 for such service and the other members of these committees receive annual retainers of $5,000. Our Finance and Governance and Nominating Committee Chairmen receive annual retainers of $10,000 for such service and the other members of these committees receive annual retainers of $2,500.
      In April 2006, our Board appointed Mr. Priory as its Presiding Director. As such, his responsibilities include chairing the executive sessions of the independent directors and providing feedback to the Board Chairman with respect to matters discussed in those sessions. He will also advise the Board Chairman regarding the agenda and scheduling of Board meetings and the flow of information from management to the Board. For services as the Presiding Director, Mr. Priory will receive an annual fee of $30,000, plus a payment of $3,000 for each full or partial day when he is performing services as the Presiding Director, assuming he is not at the time performing other services for the Board or its committees.
      Our non-management directors receive a fee of $1,500 for each Board or committee meeting attended in person and $1,000 for each meeting attended telephonically. Non-management directors may attend all committee meetings, whether or not they are members of the committee. Non-management directors are reimbursed for expenses and may have the use of company facilities in connection with travel to and from, and attendance at, Board and committee meetings. In 2005, Messrs. Berges and Carpenter and Ms. Grisé each had imputed compensation of $339 (including reimbursement for taxes) as a result of their personal use of company facilities.
      We furnish our non-management directors with $25,000 in group term life insurance. In 2005, we paid insurance premiums of $60 per director for this coverage and reimbursed the directors an average of $41 for payment of the related taxes.
      Our non-management directors may be reimbursed for tuition and fees for attending accredited educational programs relating to Board and corporate governance matters. No amounts were paid or reimbursed for such programs in 2005.
      Our non-management directors participate in our Director Deferred Fee Plan, which is described in Note 10 to our consolidated financial statements. As a result of our bankruptcy filing, there can be no assurance that any compensation deferred under this plan will be paid. Some of our non-management directors also have options that were granted under our 1998 Directors’ Stock Option Plan, also described in Note 10 to our consolidated financial statements, which was terminated in 2004. The last of these options will expire in 2013, if not exercised sooner.
      All of our directors may participate in the Dana Foundation Matching Gifts Program, under which the Dana Foundation matches gifts by current and retired Dana directors and certain full-time employees and retirees to accredited U.S. educational institutions. In 2005, matches up to $7,500 per year in the aggregate were permitted. Subsequently, the maximum aggregate match has been reduced to $2,500. In 2005, the Foundation matched gifts to educational institutions of $1,500 for Mr. Baillie; $6,000 for Mr. Berges; $5,200 for Mr. Burns; $4,500 for Mr. Carpenter; and $5,750 for Mr. Gibara.
Employment Agreements
      Mr. Burns’ Employment Agreement — Mr. Burns entered into an employment agreement with Dana when he commenced service with the company in March 2004. Pursuant to this agreement, Mr. Burns received the compensation shown in Summary Compensation Table for 2004 and 2005 (including the annual salary, other annual compensation and long-term incentive equity grants shown for both years and the 2004 annual bonus) and the 2005 long-term equity grants shown under the caption “Long-Term Incentive Plan Awards in Last Fiscal Year.”
      Under his agreement, Mr. Burns has a Supplemental Executive Retirement Plan under which he will be entitled to receive a non-qualified supplemental retirement benefit equal to the vested amount credited to a notional account that we have established on his behalf. An initial credit of $5,900,000 was made to this account in 2004, his year of hire, to replace non-qualified supplemental retirement benefits from his prior employer that he forfeited upon leaving that employment. Additional annual service-based credits and interest credits will be made to his account each year as if he were participating in our CashPlus Plan, without regard to certain legal limits on compensation and benefits that apply to that plan. For 2004 and 2005, these credits are shown in the “All Other Compensation” column of the Summary Compensation Table. For the purpose of determining the annual service-based credit, Mr. Burns will be deemed to have completed 30 years of service with Dana. As a result, he will receive an annual service credit equal to 6.4% of earnings (as defined in the CashPlus Plan) up to one-quarter of the Social Security taxable wage base, plus 12.8% of earnings over one-quarter of such taxable wage base. The benefit payable to Mr. Burns under this arrangement will be offset by the vested account balance he has under our SavingsWorks Plan, other than the portion of such balance attributable to his elective deferrals. The balance credited to his account is subject to a five-year vesting requirement (with partial acceleration upon his termination of employment by Dana without cause, by Mr. Burns for good reason or due to his death or disability). As a result of our bankruptcy filing, Mr. Burns is an unsecured creditor with respect to the retirement benefits accrued under this plan and there can be no assurance that he will receive any payments under the plan.

      Mr. Burns’ agreement will continue in effect until it is terminated due to his death or disability, by Dana with or without cause, or by Mr. Burns with or without good reason (as defined in the agreement). In either of the latter two events, Mr. Burns will be entitled to any accrued and deferred salary, pro-rata bonus for the year of termination, vacation pay and benefits through the date of termination. In addition, upon a termination without cause by Dana or a termination with good reason by Mr. Burns, conditioned upon his signing a release of claims in favor of Dana, he will be entitled to monthly severance payments for a two-year period equal to 1/12 of the sum of his annual base salary and the target bonus he was scheduled to receive during the year of termination, continuation of benefits for the two-year severance period, and service credit under Dana’s benefit plans for such severance period.
      Under his agreement, Mr. Burns has agreed not to disclose any confidential information about Dana to others while employed by the company or thereafter and not to engage in competition with Dana for two years following his termination of employment.
      Mr. Stanage’s Employment Agreement — Mr. Stanage has an agreement with Dana pursuant to which he commenced service with the company in August 2005. Under this agreement, Mr. Stanage’s 2005 annual base salary was $280,000 and he was guaranteed a minimum bonus of $126,000 in 2005. He also received (i) a one-time payment of $70,000 to replace compensation earned from his former employer that was forfeited upon termination of that employment, which must be repaid if he voluntarily terminates his employment with Dana within the first 12 months after his date of hire; (ii) customary relocation reimbursement; and (iii) 2005 equity grants consisting of 50,000 stock options with a ten-year term which will vest in 25% increments on the first four anniversary dates of the grant, 17,000 restricted shares which will vest 100% at the end of five years, and 5,000 performance shares which will vest on December 31, 2005, if earned based on the achievement of his individual performance goals and the EPS and ROIC performance measures applicable to the performance shares granted to other Dana executives in February 2005.
      Pursuant to his agreement, Mr. Stanage has a Supplemental Executive Retirement Plan designed to provide him with certain non-qualified retirement benefits to replace the non-qualified retirement benefits from his prior employer that he forfeited upon leaving that employment. The plan is an unfunded pension plan subject to the Employee Retirement Income Security Act of 1974, as amended. Under the terms of the plan, if Mr. Stanage continues employment with Dana to his normal retirement age (age 62), he will receive a normal retirement benefit of $2,095,500, payable in a lump sum. If he dies, becomes disabled or is involuntarily terminated from employment by Dana for any reason other than “cause” (as defined in the plan) before he reaches age 62, he will be entitled to a portion of his normal retirement benefit (not exceeding 100%) equal to the greater of (i) his normal retirement benefit multiplied by (a) his years of “credited service” (as defined in the plan) divided by (b) 15-4/12, or (ii) 50% of his normal retirement benefit. If, after August 29, 2010, and before he reaches age 62, Mr. Stanage elects to retire or resign voluntarily or his employment is terminated by Dana for cause, in lieu of any other benefit payable under the plan, he will be entitled to a pro rata share (not exceeding 100%) of his normal retirement benefit, calculated by multiplying (a) his normal retirement benefit by (b) his years of credited service divided by 15-4/12 . In the event of a “change in control” of Dana (as defined in the plan and subject to Internal Revenue Code Section 409A), Mr. Stanage’s normal retirement benefit will become fully vested and he will be entitled to a lump sum payment within 30 days. As a result of our bankruptcy filing, Mr. Stanage is an unsecured creditor with respect to the retirement benefits accrued under this plan and there can be no assurance that he will receive any payments under the plan.
      Pursuant to his agreement, Mr. Stanage is included in Dana’s Change of Control Severance Plan, described below.
Change of Control Agreements
      Messrs. Burns, DeBacker and four other individuals have agreements which will become operative upon a “change of control” of Dana (as defined in the agreements) if they are then in the employ of the company. If these agreements become operative, each individual will continue to receive not less than the total compensation in effect at the time the agreement became operative and will continue to participate in Dana’s executive incentive plans with at least the same reward opportunities, and with perquisites, fringe benefits and service credits for benefits at least equal to those that were provided prior to the date the agreement became operative.
      Under these agreements, following a change of control of Dana, the individuals agree not to disclose any confidential information about the company to others while employed by Dana or thereafter and not to engage in competition with Dana for three years following their termination of employment, or for one year following such termination if the employment is terminated by Dana without “cause” or by the individual for “good reason” (both as defined in the agreements).
      If any of these individuals is terminated by Dana without cause or terminates his employment for good reason after a change of control, he will be entitled to receive a lump sum payment equal to the lesser of the amount which is equal to three years of his compensation or the amount of compensation which would be received by such executive before he reaches the age of 65. For the purpose of calculating the lump sum payment, compensation means the individual’s base salary plus the greater of the average of his highest annual bonus over the three preceding years or his target annual bonus as of his date of termination. Additionally, the individual will be entitled to continue his participation under Dana’s employee benefit plans and programs for a period of three years, unless benefit coverage is provided by another employer, and will be entitled to certain outplacement benefits.
      Under these agreements, if an excise tax is imposed under Internal Revenue Code Section 4999 on payments received by the individual due to a change of control of the company, Dana will generally pay him an amount that will net him the amount he would have received if the excise tax had not been imposed. However, if the change of control payments do not exceed 110% of the highest amount that would not trigger the excise tax under Treasury Department regulations, the amount of such payments will be reduced to the amount necessary to avoid the imposition of the excise tax entirely.
      Messrs. Richter, Cole and Laisure had similar change of control agreements, which terminated for Messrs. Richter and Cole when they retired and for Mr. Laisure when he ceased to be an active employee of Dana.
      Mr. Stanage participates in our Change of Control Severance Plan, which provides for severance payments and benefits to designated senior managers, key leaders and corporate staff (other than those executives with individual agreements) in the event of a change of control of Dana. This plan, which our Board adopted in 2003, is effective through December 31, 2006.
Termination of Employment Arrangements
      Mr. Richter’s Consulting Agreement — Mr. Richter entered into a Consulting Agreement with Dana in connection with his retirement on March 1, 2006. This agreement provides that Mr. Richter will serve in an advisory and consulting capacity to Dana for twelve months, with an option for Dana to extend the term for two additional six-month periods. During the term of the agreement, Mr. Richter will be paid a consulting fee of $35,000 per month, plus additional hourly fees if the services requested by Dana exceed 100 hours per month, and will be reimbursed for his out-of-pocket business expenses. Under the agreement, Mr. Richter has agreed to certain confidentiality, non-disclosure, non-competition, non-disparagement and cooperation obligations.
      Mr. Laisure’s Separation Agreement — Mr. Laisure entered into a Separation Agreement, General Release and Covenant Not to Sue with Dana pursuant to which he ceased to be an active employee on April 12, 2005, and was to retire following a twelve-month separation period. He subsequently retired as of April 1, 2006. Pursuant to the agreement, during this separation period, Mr. Laisure received separation pay equal to twelve months of his 2005 annual base salary ($465,000), payable in ten equal installments through the end of February 2006, and his annual target bonus (60% of such base salary), payable in a lump sum prior to March 15, 2006. The eight installments of separation payments made to him in 2005 are shown in the “Salary” column of the Summary Compensation Table. In 2006, Mr. Laisure received the last two installments of separation pay ($93,000), the lump sum separation payment ($279,000), and incidental expenses ($30,000) provided under the agreement.
      Under his agreement, Mr. Laisure vested in a pro-rata portion of his restricted stock awards, based on the number of full months in the vesting period that elapsed through the end of the separation period. He may exercise stock options granted to him prior to 2005 until May 1, 2010, unless any specific option expires sooner. Options granted to him in 2005 expired at the end of the separation period. His performance share awards vested on a pro-rata basis upon his retirement, in accordance with the terms of the awards and the Stock Incentive Plan under which they were granted.
Compensation Committee Information
      Messrs. Baillie, Berges, Kelly, and Priory served as members of our Compensation Committee during 2005. None of them was an officer or employee during 2005, or formerly an officer, of Dana or our subsidiaries, or had any relationship with Dana requiring disclosure under Item 404 of Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
      The following table contains information as of December 31, 2005, about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

Number of Securities to
	be Issued Upon		Weighted Average
	Exercise of		Exercise Price of		Number of Securities
	Outstanding Options,		Outstanding Options,		Remaining Available
Plan Category	Warrants and Rights		Warrants and Rights		for Future Issuance

Equity compensation plans approved by security holders	15,878,700	(1)	$23.88	(2)	7,003,564	(3)
Equity compensation plans not approved by security holders	Not applicable		Not applicable		Not applicable
Total	15,878,780	(1)	$23.88	(2)	7,803,564	(3)

(1)	This number includes (i) 15,497,408 shares subject to options and SARs outstanding under our Stock Incentive Plan, 1993 and 1998 Directors Stock Option Plans, and the Echlin Inc. 1992 Stock Option Plan, and (ii) securities to be issued relating to an aggregate of 381,292 restricted stock units outstanding under our Stock Incentive Plan and 1989 and 1999 Restricted Stock Plans.

This number does not include (i) the 295,194 units credited to employees’ Stock Accounts under our Additional Compensation Plan as of December 31, 2005, or the 217,075 units credited to our non-management directors’ Stock Accounts under the Director Deferred Fee Plan as of that date (all of which may be distributed in the form of cash and/or stock according to the terms of those plans, but which may not be distributed at all as a result of our bankruptcy filing) or (ii) the 436,646 performance shares granted under our Stock Incentive Plan for the 2004-2006 and 2005-2007 performance periods.

(2)	In calculating the weighted average exercise price in this column, we excluded the restricted stock units referred to in Note 1, since they have no exercise price.

(3)	This number includes the following shares of stock available for future issuance under our equity compensation plans, excluding securities reflected in the second column of this table: 273,805 shares under our Additional Compensation Plan; 230,707 shares under our Director Deferred Fee Plan; 462,313 shares under our 1989 Restricted Stock Plan (as dividend equivalents to be credited on outstanding grants); 421,160 shares under our 1999 Restricted Stock Plan; and 5,615,579 shares under our Stock Incentive Plan (taking into account the 436,646 performance shares referred to in Note 1 at the target payout levels).

Security Ownership of More Than 5% Beneficial Owners
      The following persons, listed alphabetically, have filed reports with the SEC stating that they beneficially own more than 5% of our common stock.

	Number of Shares	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class

Appaloosa Investment Limited Partnership I(1)	22,500,000 shares	14.8%
26 Main Street Chatham, NJ 07928
Brandes Investment Partners, L.P.(2)	10,859,029 shares	7.2%
11988 El Camino Real, Suite 500 San Diego, CA 92130
Donald Smith & Co., Inc.(3)	15,037,400 shares	9.99%
152 West 57th Street New York, NY 10019
GAMCO Investors, Inc.(4)	7,308,889 shares	4.86%
One Corporate Center Rye, NY 10580
Owl Creek Asset Management, L.P.(5)	10,350,000 shares	6.9%
640 Fifth Avenue, 20th Floor New York, NY 10019

(1)	In a Schedule 13G dated March 7, 2006, Appaloosa Investment Limited Partnership I reported that it beneficially owned 11,992,500 Dana shares, with shared voting and dispositive powers for all such shares and that Palomino Fund Ltd. beneficially owned 10,507,500 Dana shares, with shared voting and dispositive powers for all such shares; and Appaloosa Management L.P., Appaloosa Partners Inc., and David A. Tepper each beneficially owned 22,500,000 Dana shares, with shared voting and dispositive powers for all such shares.

(2)	In a Schedule 13G dated February 14, 2006, Brandes Investment Partners, L.P. reported that it, Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson, and Jeffrey A. Busby each beneficially owned 10,859,029 Dana shares, with shared voting power for 9,692,782 of such shares and shared dispositive power for all of them.

(3)	In a Schedule 13G dated February 12, 2006, Donald Smith & Co., Inc. reported that it beneficially owned 15,037,400 Dana shares, with sole voting power for 8,263,000 of such shares and sole dispositive power for all of them.

(4)	In a Schedule 13D dated April 24, 2006, GAMCO Investors, Inc. reported that Gabelli Funds LLC beneficially owned 2,205,000 Dana shares, with sole voting and dispositive powers for all such shares; GAMCO Asset Management Inc. beneficially owned 4,979,892 Dana shares, with sole voting power for 4,779,192 of such shares and sole dispositive power for all of them; Gabelli Securities, Inc. beneficially owned 25,000 Dana shares, with sole voting and dispositive power for all such shares; MJG Associates, Inc. beneficially owned 49,000 Dana shares, with sole voting and dispositive powers for all such shares; and that GGCP, Inc., GAMCO Investors, Inc. and Mario J. Gabelli were reporting persons with respect to these shares.

(5)	In a Schedule 13G dated March 15, 2006, Owl Creek Asset Management, L.P. reported that it beneficially owned 6,536,800 Dana shares, with shared voting and dispositive powers for all such shares, and that Owl Creek I, L.P. beneficially owned 465,200 Dana shares, with shared voting and dispositive powers for all such shares; Owl Creek II, L.P. beneficially owned 3,348,000 Dana shares, with shared voting and dispositive powers for all such shares; Owl Creek Advisors, LLC beneficially owned 3,813,200 Dana shares, with shared voting and dispositive powers for all such shares; and Jeffrey A. Altman beneficially owned 10,350,000 Dana shares, with shared voting and dispositive powers for all such shares.

Security Ownership of Directors and Executive Officers
      Our directors, the Named Executive Officers, and other individuals who were serving as executive officers of the company as of December 31, 2005, have furnished the following information about their beneficial ownership of our stock. This table shows the number of shares beneficially owned by such persons as of March 31, 2006, except that the numbers of shares shown for Messrs. Cole and Richter are as of their earlier retirement dates (January 1 and March 1, 2006, respectively).

Stock Units
	Number of Shares	Representing Deferred	Percent
Name of Beneficial Owner	Beneficially Owned(1)	Compensation(2)	of Class

Non-Management Directors
A. Charles Baillie	20,000 shares	31,055 units	Less than 1%
David E. Berges	4,000 shares	14,264 units	Less than 1%
Edmund M. Carpenter	28,452 shares	52,858 units	Less than 1%
Richard M. Gabrys	1,000 shares	6,721 units	Less than 1%
Samir G. Gibara	No shares	10,521 units	Less than 1%
Cheryl W. Grisé	6,000 shares	11,368 units	Less than 1%
James P. Kelly	8,000 shares	27,082 units	Less than 1%
Marilyn R. Marks	30,500 shares	24,658 units	Less than 1%
Richard B. Priory	29,000 shares	38,548 units	Less than 1%
Named Executive Officers
Michael J. Burns	1,062,828 shares	No units	Less than 1%
Robert C. Richter	34,454 shares	27,369 units	Less than 1%
Bernard N. Cole	494,702 shares	25,096 units	Less than 1%
Michael L. DeBacker	282,840 shares	6,837 units	Less than 1%
Nick L. Stanage	18,376 shares	No units	Less than 1%
James M. Laisure	425,258 shares	40,239 units	Less than 1%
Directors and executive officers as a group (16 persons)	2,458,309 shares	316,616 units	1.63%

(1)	All shares shown in this column are beneficially owned directly, and each beneficial owner has sole voting and dispositive power for such shares, except that Ms. Marks indirectly owns 4,000 shares held in trusts for which she is a trustee and Mr. Priory indirectly owns 3,000 shares held by his children. The address of each of these individuals is 4500 Dorr Street, Toledo, Ohio 43615.

The shares shown in this column include restricted stock units granted to Mr. Burns under our Stock Incentive Plan in 2004 pursuant to his employment agreement, restricted shares granted to Mr. Burns and the other executive officers under our 1989 and 1999 Restricted Stock Plans, and the restricted stock units into which some such restricted shares have been converted. You can find more information about the restricted shares and restricted stock units owned by the Named Executive Officers in Note 4 to the Summary Compensation Table in Item 11. For Messrs. Richter and Cole, the number of restricted shares and restricted stock units included in this column are those which vested upon their respective retirements.

The shares shown in this column also include the following shares subject to options exercisable within 60 days from March 31, 2006 (except as noted for Mr. Cole) granted to our non-management directors under the 1998 Directors’ Stock Option Plan and to the executive officers under our Stock Incentive Plan: Mr. Baillie, 15,000 shares; Mr. Carpenter, 24,000 shares; Ms. Grisé, 3,000 shares; Mr. Kelly, 6,000 shares; Ms. Marks, 24,000 shares; Mr. Priory, 21,000 shares; Mr. Burns, 831,543 shares; Mr. Cole, 389,923 shares subject to options exercisable within 60 days from January 1, 2006; Mr. DeBacker, 249,162 shares; Mr. Laisure, 317,923 shares; and the directors and executive officers as a group, 1,891,201 shares. No shares subject to exercisable options are included in this column for

Messrs. Richter or Stanage, as the options which Mr. Richter held at retirement were forfeited at that time and Mr. Stanage held no options exercisable within 60 days from March 31, 2006.

(2)	This column shows stock units representing deferred compensation credited to the Stock Accounts of the non-management directors under the Director Deferred Fee Plan and to the Stock Accounts of the executive officers under our Additional Compensation Plan. These plans provide that such units may ultimately be distributed in the form of Dana stock and/or cash, at the election of the participants and according to the terms of the plans. We did not count these units in calculating the “Percent of Class” column. This column does not show deferred compensation credited to the Interest Equivalent Accounts of the non-management directors and executive officers under these plans, which may also be distributed in the form of Dana stock and/or cash.

Item 13.	Certain Relationships and Related Transactions
      -None-

Item 14.	Principal Accounting Fees and Services
Audit Committee Pre-Approval Policy
      Our Audit Committee pre-approves the audit and non-audit services performed by our independent registered public accounting firm, PricewaterhouseCoopers LLC (PwC), in order to assure that the provision of such services does not impair PwC’s independence. The Audit Committee annually determines which audit services, audit-related services, tax services and other permissible non-audit services to pre-approve and creates a list of the pre-approved services and pre-approved cost levels. Unless a type of service to be provided by PwC has received general pre-approval, it requires specific pre-approval by the Audit Committee. Any services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee. Management monitors the services rendered by PwC and the fees paid for the audit, audit-related, tax and other pre-approved services and reports to the Audit Committee on these matters at least quarterly.

PwC’s Fees
      PwC’s aggregate fees for professional services rendered to Dana worldwide were approximately $23 million and $14 million in the fiscal years ended December 31, 2004 and 2005. The following table shows details of these fees, all of which were pre-approved by our Audit Committee.

Service	2004 Fees	2005 Fees

	($ in millions)	($ in millions)

Audit Fees
Audit of consolidated financial statements	$10.5	$11.5
Securities Act filings and registrations	0.1	0.1

Total Audit Fees	$10.6	$11.6

Audit-Related Fees
Assistance with financial accounting and reporting matters	$0.5	$—
Sarbanes-Oxley Sec. 404 Controls Project assistance	—	—
Other audit services, including audits in connection with divestitures, joint venture and debt agreements	4.4	0.3
Financial due diligence related to acquisitions and divestitures	3.8	0.6
Employee benefit plan audits	0.7	0.8
Tax attestation in non-US jurisdictions	0.1	0.1

Total Audit-Related Fees	$9.5	$1.8

Tax Fees
Tax consulting and planning services	$1.3	—
Tax compliance services	0.8	—
Executive tax services	—	—
Expatriate tax services	—	—
Other tax services	0.2	$0.2

Total Tax Fees	$2.3	$0.2

All Other Fees
Actuarial compliance and consulting services	$—	$—
Other services	0.1	0.1

Total All Other Fees	$0.1	$0.1

PART IV

Item 15.	Exhibits and Financial Statement Schedules

		10-K Pages

(a) The following documents are filed as part of this report:
(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Statement of Income for each of the three years in the period ended December 31, 2005	51
	Consolidated Balance Sheet at December 31, 2004 and 2005	52
	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2005	53
	Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2005	54
	Notes to Consolidated Financial Statements	56
(2)	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	106
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto Unaudited Quarterly Financial Information
(3)	Exhibits listed in the “Exhibit Index”	133-138
	Exhibits Nos. 10-A through 10-T are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15(c) of this report

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Corporation

(Registrant)
Date: April 27, 2006

By:	/s/ Michael L. DeBacker

Michael L. DeBacker
Vice President, General Counsel and Secretary
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: April 27, 2006	/s/ Michael J. Burns Michael J. Burns, Chairman of the Board and Chief Executive Officer

Date: April 27, 2006	/s/ Kenneth A. Hiltz Kenneth A. Hiltz, Chief Financial Officer

Date: April 27, 2006	/s/ Richard J. Dyer Richard J. Dyer, Chief Accounting Officer

Date: April 27, 2006	* /s/ A. C. Baillie A. C. Baillie, Director

Date: April 27, 2006	* /s/ D. E. Berges D. E. Berges, Director

Date: April 27, 2006	* /s/ E. M. Carpenter E. M. Carpenter, Director

Date: April 27, 2006	* /s/ R. M. Gabrys R. M. Gabrys, Director

Date: April 27, 2006	* /s/ S. G. Gibara S. G. Gibara, Director

Date: April 27, 2006	* /s/ C. W. Grisé C. W. Grisé, Director

Date: April 27, 2006	* /s/ J. P. Kelly J. P. Kelly, Director

Date: April 27, 2006	* /s/ M. R. Marks M. R. Marks, Director

Date: April 27, 2006	* /s/ R. B. Priory R. B. Priory, Director

Date: April 27, 2006	*By: /s/ Michael L. DeBacker Michael L. DeBacker, Attorney-in-Fact

EXHIBIT INDEX

No.	Description	Method of Filing

2-A	Stock and Asset Purchase Agreement by and between AAG Opco Corp. and Dana Corporation	Filed by reference to Exhibit 2-A to our Form 10-Q for the quarter ended June 30, 2004

2-A(1)	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. (fka AAG Opco Corp.) and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on November 2, 2004

2-A(2)	Amendment No. 2, dated as of November 30, 2004, to the Stock and Asset Purchase Agreement by and between Affinia Group Inc. and Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 2, 2004

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, adopted April 20, 2004	Filed by reference to Exhibit 3-B to our Form 10-Q for the quarter ended March 31, 2004

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997

4-C(1)	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-C(2)	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-C(3)	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

4-C(4)	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

4-D	Issuing and Paying Agent Agreement between Dana Credit Corporation (DCC), as Issuer, and Bankers Trust Company, Issuing and Paying Agent, dated as of December 6, 1999, with respect to DCC’s $500 medium-term notes program	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-E	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-F	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-G	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-H	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life & Annuity Insurance Company for 7.03% notes due April 8, 2006, in the aggregate principal amount of $13	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-I	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and The Great-West Life Assurance Company for 7.03% notes due April 8, 2006, in the principal amount of $7	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-J	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-K	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-L	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-M	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-N	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-O	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing

4-P	Note Agreements (two) dated August 16, 1999, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 7.91% notes due August 16, 2006, in the aggregate principal amount of $15	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-Q	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 of 9% Notes due August 15, 2011 and #200	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-Q(1)	of 9% Notes due August 15, 2011 Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-Q(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-Q(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 1, 2004	Filed by reference to Exhibit 4-R(3) to our Form 10-K/A for the fiscal year ended December 31, 2004

4-Q(4)	Second Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 6, 2004	Filed by reference to Exhibit 4-R(4) to our Form l0-K/A for the fiscal year ended December 31, 2004

4-R	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 of 10 1/8 % Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002

4-R(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 10 1/8 % Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002

4-R(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 10 1/8 % Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002

4-R(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of December 1, 2004	Filed by reference to Exhibit 4-S(3) to our Form 10-K/A for the fiscal year ended December 31, 2004

4-S	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

No.	Description	Method of Filing

4-S(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T(1) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

4-S(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 4-T(2) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

10-A	Additional Compensation Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 12, 2004

10-A(1)	First Amendment to Additional Compensation Plan as amended and restated	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 6, 2005

10-B	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003

10-B(1)	First Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 10-B(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-B(2)	Second Amendment to Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit C to our Proxy Statement dated March 12, 2004

10-C	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

10-C(1)	First Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-C(2)	Second Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002

10-C(3)	Third Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(3) to our Form 10-K for the fiscal year ended December 31, 2003

10-C(4)	Fourth Amendment to Excess Benefits Plan	Filed by reference to Exhibit 10-C(4) to our Form 10-K for the fiscal year ended December 31, 2003

10-D	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003

10-D(1)	First Amendment to Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 10-D(1) to our Form 10-Q for the quarter ended March 31, 2004

10-D(2)	Second Amendment to Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 10-D(2) to our Form 10-Q for the quarter ended September 30, 2004

10-D(3)	Third Amendment to Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 99.1 to our Form 8-K filed on April 12, 2005

10-E	Employment Agreement between Dana and M.J. Burns	Filed by reference to Exhibit 10-E(2) to our Form 10-K for the fiscal year ended December 31, 2003

No.	Description	Method of Filing

10-F	Change of Control Agreement between Dana and M.J. Burns. There are substantially similar agreements between Dana and M.L. Debacker and 4 other individuals. There were substantially similar agreements between Dana and B.N. Cole and R.C. Richter until their respective retirements on 1/1/06 and 3/1/06, and J.M. Laisure until he left active employment on 4/12/05	Filed by reference to Exhibit 10-F(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-G	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002

10-G(1)	First Amendment to Supplemental Benefits Plan	Filed by reference to Exhibit 10-H(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-H	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002

10-H(1)	First Amendment to 1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit 10-I(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-I	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-I(1)	First Amendment to 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002

10-J	Supplementary Bonus Plan	Filed by reference to Exhibit 10-N to our Form 10-Q for the quarter ended June 30, 1995

10-K	Change of Control Severance Plan	Filed by reference to Exhibit L to our Form 10-K for the fiscal year ended December 31, 2003

10-K(1)	First Amendment to Change of Control Severance Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on October 25, 2004

10-L	Agreement between Dana Corporation and B.N. Cole	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 17, 2004

10-M	Form of Award Certificate for Stock Options granted under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on February 18, 2005

10-N	Form of Award Certificate for Restricted Stock granted under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.2 to our Form 8-K filed on February 18, 2005

10-O	Award Certificate for Restricted Stock granted to B.N. Cole under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.3 to our Form 8-K filed on February 18, 2005

10-P	Form of Award Certificate for Performance Stock Awards granted under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.4 to our Form 8-K filed on February 18, 2005

10-Q	Separation Agreement, General Release and Covenant Not to Sue between Dana Corporation and James Michael Laisure	Filed by reference to Exhibit 99.1 to our Form 8-K filed on June 20, 2005

10-R	Supplemental Executive Retirement Plan for Nick Stanage	Filed by reference to Exhibit 99.1 to our Form 8-K filed on January 9, 2006

No.	Description	Method of Filing

10-S	Annual Incentive Plan	Filed with this Report

10-T	Agreement dated March 6, 2006 between Dana Corporation and AP Services, LLC	Filed with this Report

10-U	Purchase Agreement between Dana Corporation and Banc of America Securities LLC and J.P. Morgan Securities Inc. as of December 7, 2004, relating to $450 of 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 10, 2004

10-V(1)	Sales and Purchase Agreement for the Acquisition of Fifty Percent (50%) of the Registered Capital of Dongfeng Axle Co., Ltd. among Dongfeng Motor Co., Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(1) to our Form 10-Q/A for the quarter ended March 31, 2005

10-V(2)	Equity Joint Venture Contract between Dongfeng Motor Co., Ltd. and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(2) to our Form 10-Q/A for the quarter ended March 31, 2005

10-W	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005	Filed by reference to Exhibit 10-V to our Form 10-Q/A for the quarter ended March 31, 2005

10-X	Senior Secured Superpriority Debtor-In- Possession Credit Agreement among Dana Corporation; Citicorp North America Inc.; Bank of America N.A.; and JPMorgan Chase Bank, N.A., as of March 3, 2006	Filed with this Report

10-X(1)	Amendment No. 1 to Senior Secured Superpriority Debtor-In-Possession Credit Agreement among Dana Corporation; Citicorp North America Inc.; Bank of America N.A.; and JPMorgan Chase Bank, N.A., as of March 30, 2006	Filed with this Report

10-X(2)	Amendment No. 2 to Senior Secured Superpriority Debtor-In-Possession Credit Agreement among Dana Corporation; Citicorp North America Inc.; Bank of America N.A.; and JPMorgan Chase Bank, N.A., as of April 12, 2006	Filed with this Report

21	Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report

32	Section 1350 Certifications	Furnished with this Report