Form 10-Q
period 2006-03-31
DANA CORP
filed 2006-05-31
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2006
Commission File Number: 1-1063
Dana Corporation
(Exact name of registrant as specified in its charter)

Virginia	34-4361040

(State or other jurisdiction of incorporation	(IRS Employer Identification Number)
or organization)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)
(419) 535-4500
Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” (as defined in Rule 12b-2 of the Exchange Act). (Check one)

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 19, 2006

Common stock, $1 par value	150,404,756

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

FORWARD-LOOKING INFORMATION
Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our present expectations based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those we currently anticipate or project due to a number of factors, including the following, those discussed elsewhere in this report and the risk factors included in our Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).
•	The reorganization of Dana Corporation and forty of its wholly-owned domestic subsidiaries under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), that may have adverse consequences for Dana Corporation and its stakeholders and may or may not be successful;

•	The cyclical nature of the vehicular markets we serve, particularly the heavy-duty commercial vehicle market;

•	Changes in national and international economic conditions that affect our markets, such as increased fuel prices and legislation regulating vehicle emissions;

•	Increases in the cost of certain of our commodities (including steel, other raw materials and energy) that we cannot recoup in our product pricing;

•	Price reduction pressures from our customers;

•	Changes in business relationships with our major customers and in the timing, size and duration of their various programs;

•	Competitive pressures on our sales from other vehicle component suppliers;

•	Potential bankruptcy or consolidation of key customers or suppliers;

•	The ability of our customers to maintain their market positions and achieve their projected sales and production levels;

•	Changes in the competitive environment in our markets due, in part, to outsourcing and consolidation by our customers;

•	Our ability to complete our previously announced strategic actions as contemplated, including the divestiture of our non-core engine hard parts, fluid products and pump products businesses; the operational restructuring in our Automotive Systems Group; the dissolution of our Mexican joint venture with DESC S.A. de C.V. (DESC); and the establishment of a Chinese joint venture with Dongfeng Motor Co., Ltd. (Dongfeng);

•	The ability of our suppliers to maintain their projected production levels and furnish critical components for our products, as well as other necessary goods and services;

•	Our success in implementing our cost-savings, lean manufacturing and VA/VE (value added/value engineering) programs;

•	The strength of other currencies relative to the U.S. dollar in other countries in which we do business;

•	Potential adverse effects on our operations and business resulting from terrorism or hostilities; and

•	Potential adverse effects on our financial condition that could result from enactment of proposed U.S. federal legislation relating to asbestos personal injury claims.
While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade on the Over the Counter Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.

PART I
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2006 and 2005

	2006	2005
Net sales	$2,197	$2,149
Costs and expenses
Cost of sales	2,093	2,022
Selling, general and administrative expenses	119	118
Other income (expense), net	17	33

Income from operations	2	42
Interest expense (contractual interest of $47 in 2006)	39	42
Reorganization charges	55

Income (loss) before income taxes	(92)	—
Income tax (expense) benefit	(22)	6
Minority interest	(1)	(3)
Equity in earnings of affiliates	10	8

Income (loss) from continuing operations	(105)	11
Income (loss) from discontinued operations	(21)	1

Income (loss) before effect of change in accounting	(126)	12
Effect of change in accounting		4

Net income (loss)	$(126)	$16

Basic earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(0.70)	$0.07
Income (loss) from discontinued operations	(0.14)	0.01
Effect of change in accounting		0.03

Net income (loss)	$(0.84)	$0.11

Diluted earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(0.70)	$0.07
Income (loss) from discontinued operations	(0.14)	0.01
Effect of change in accounting		0.03

Net income (loss)	$(0.84)	$0.11

Cash dividends declared and paid per common share	$—	$0.12

Average shares outstanding — Basic	150	149
Average shares outstanding — Diluted	150	151
The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$865	$762
Accounts receivable
Trade	1,285	1,064
Other	285	244
Inventories	680	664
Assets of discontinued operations	528	521
Other current assets	272	141

Total current assets	3,915	3,396
Investments and other assets	1,383	1,516
Investments in equity affiliates	830	818
Property, plant and equipment, net	1,660	1,628

Total assets	$7,788	$7,358

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$483	$2,578
Accounts payable	797	948
Liabilities of discontinued operations	228	201
Other accrued liabilities	578	1,137

Total current liabilities	2,086	4,864
Liabilities subject to compromise	4,211
Deferred employee benefits and other noncurrent liabilities	233	1,798
Long-term debt	15	67
Debtor-in-possession financing	700
Commitments and contingencies (Note 12)
Minority interest in consolidated subsidiaries	87	84
Shareholders’ equity	456	545

Total liabilities and shareholders’ equity	$7,788	$7,358

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2006 and 2005

	2006	2005
Operating activities
Net income (loss)	$(126)	$16
Depreciation and amortization	67	83
Charges related to divestitures and asset sales	43	(1)
Reorganization charges	55
Payment of reorganization charges	(28)
Working capital	(55)	(266)
Effect of change in accounting		(4)
Other	45	(40)

Net cash flows provided by (used for) operating activities	1	(212)

Investing activities
Purchases of property, plant and equipment	(94)	(60)
Proceeds from sales of other assets	26	35
Payments from partnerships	14	63
Payments received on leases and loans		4
Other	20	1

Net cash flows provided by (used for) investing activities	(34)	43

Financing activities
Net change in short-term debt	(565)	164
Payments of long-term debt	(4)	(20)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	5
Dividends paid		(18)
Other		(1)

Net cash flows provided by financing activities	136	125

Net increase (decrease) in cash and cash equivalents	103	(44)
Cash and cash equivalents — beginning of period	762	634

Cash and cash equivalents — end of period	$865	$590

The accompanying notes are an integral part of the condensed consolidated financial statements.

DANA CORPORATION
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1.	Basis of Presentation

2.	Reorganization Under Chapter 11 of the Bankruptcy Code

3.	Recent Accounting Pronouncements

4.	Common Shares

5.	Goodwill

6.	Equity-Based Compensation

7.	Pension and Postretirement Benefit Plans

8.	Comprehensive Loss

9.	Cash Deposits

10.	Financing Agreement

11.	Income Taxes

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Divestitures, Discontinued Operations and Realignment of Operations

15.	Segments

16.	Subsequent Events

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)
Note 1. Basis of Presentation
In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2005 to conform to the 2006 presentation.
The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Form 10-K and the unaudited financial statements and notes thereto in our Form 10-Q/A for the quarterly period ended March 31, 2005.
Accounting Requirements
As described in Note 2, Dana Corporation and forty of its wholly-owned domestic subsidiaries are reorganizing under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code). American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in our statements of operations beginning in the quarter ended March 31, 2006. Our balance sheet must distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in our statement of cash flows. We adopted SOP 90-7 effective March 3, 2006, and will prepare our financial statements in accordance with its requirements for the duration of the reorganization proceedings.
Note 2. Reorganization Under Chapter 11 of the Bankruptcy Code
On March 3, 2006 (the Filing Date), Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) nor any of our non-U.S. affiliates commenced any bankruptcy proceedings.
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

The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 months.
Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations and; (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of March 31, 2006 do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.
Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest of currently outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002; and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations have been classified as liabilities subject to compromise in our condensed consolidated balance sheet as of March 31, 2006. In addition, the filing for reorganization created an event of default under certain of our lease agreements. The ability of our creditors to seek remedies to enforce their rights under the agreements described above is automatically stayed as a result of our bankruptcy filing and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
As required by SOP 90-7, we have begun recording the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the original issuance discounts and the valuation adjustment related to the termination of interest rate swaps and we recorded a pre-tax expense of $17 during March 2006, which is included in reorganization items in our condensed consolidated statement of operations.
An official committee of unsecured creditors has been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committee’s costs and expenses, including those of their counsel and financial advisors.
While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade on the Over the Counter Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.
Under the Bankruptcy Code, we have the right to assume or reject executory contacts (i.e., contacts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that we will agree to perform our obligations and cure certain existing defaults under the contract or lease and “rejecting” them means that we will be relieved of our obligations to perform further under the contract or lease, which will give rise to a pre-petition claim for damages for the breach thereof.
Pursuant to the Bankruptcy Code, schedules will be filed by the Debtors setting forth the assets and liabilities of the Debtors as of the Filing Date. Differences between amounts recorded by the Debtors and claims filed by the creditors will be investigated and resolved as part of the proceedings in the Bankruptcy Cases. No bar date has been set for the filing of proofs of claim against the Debtors. Accordingly, the ultimate number and allowed amounts of such claims are not presently known.
The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations; pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation and certain customer program and warranty claims.
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
DIP Credit Agreement
In March 2006, the Bankruptcy Court granted final approval to our debtor-in-possession credit facility (DIP Credit Agreement), under which we may borrow up to $1,450. This facility provides funding to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. See Note 10 for additional information.
DCC Notes
Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes (the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding the potential for restructuring the DCC Notes. Other DCC noteholders have commenced a lawsuit against DCC for nonpayment of the principal due on their note in April 2006, plus accrued interest. See Notes 10 and 16 for additional information.
Financial Statement Presentation
Our condensed consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business, the Debtors, or some of them, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, our plan of reorganization could materially change the amounts and classification of items reported in our historical consolidated financial statements.

Substantially all of the Debtors’ pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying condensed consolidated financial statements present the Debtors’ pre-petition debt of $1,585 under the caption “Liabilities subject to compromise” in accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. Contractual interest on all debt, including the portion classified as liabilities subject to compromise amounted to $47 for the three months ended March 31, 2006. As required by SOP 90-7, the amounts of the liabilities subject to compromise represent our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases, and orders of the Bankruptcy Court. Payment terms for these amounts will be established in connection with the Bankruptcy Cases.
The liabilities subject to compromise in the condensed consolidated and debtor-in-possession balance sheets consisted of the following items at March 31, 2006:

2006
Accounts payable	$467
Pension and postretirement plan obligations	1,473
Debt (including accrued interest of $38)	1,623
All other	648

Consolidated liabilities subject to compromise	4,211
Payables to non-debtor subsidiaries	619

Debtors’ liabilities subject to compromise	$4,830

All other includes accrued liabilities for environmental, asbestos claims, product liability, income tax, deferred compensation, lease rejection claims and warranty obligations.
The payable amount to non-debtor subsidiaries includes a loan payable to DCC of $288.
Professional advisory fees and other costs directly associated with the reorganization are separately reported pursuant to SOP 90-7 as reorganization charges. Professional fees include underwriting fees paid in connection with the DIP Credit Agreement, which were expensed in their entirety in March 2006. Also included in reorganization charges are provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments and the underwriting fees related to the DIP Credit Agreement are associated with the initial phase of the reorganization and generally represent one-time charges.
The reorganization charges in the condensed consolidated and debtor-in-possession statements of operations for the three months ended March 31, 2006 consisted of the following items:

2006
Debt valuation adjustments	$17
Professional fees	37
Lease rejection expense	1

Total reorganization charges	$55

Debtor-in-Possession Financial Information
In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of and for the three months ended March 31, 2006. The investment in non-debtor subsidiaries is recorded on an equity basis and inter-company balances between Debtors and non-debtors are not eliminated.

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
For the three months ended March 31, 2006

2006
Net sales
Customers	$1,108
Non-debtor subsidiaries	61

1,169
Costs and expenses
Cost of sales	1,190
Selling, general and administrative expenses	81
Other income (expense), net	40

Loss from operations	(62)
Interest expense (contractual interest of $39 in 2006)	31
Reorganization charges	55

Loss before income taxes	(148)
Income tax expense	(1)
Equity in earnings of affiliates	(3)

Loss from continuing operations	(152)
Loss from discontinued operations	(29)

Loss before effect of change in accounting	(181)
Equity in earnings of non-debtor subsidiaries	55

Net loss	$(126)

DANA CORPORATION
DEBTOR-IN-POSSESSION BALANCE SHEET
March 31, 2006

March 31, 2006
Assets
Current assets
Cash and cash equivalents	$389
Accounts receivable
Trade	566
Other	113
Inventories	265
Assets of discontinued operations	276
Other current assets	419

Total current assets	2,028
Investments and other assets	696
Investments in equity affiliates	552
Investments in non-debtor subsidiaries	2,657
Property, plant and equipment, net	703

Total assets	$6,636

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$187
Liabilities of discontinued operations	105
Other accrued liabilities	325

Total current liabilities	617
Liabilities subject to compromise	4,830
Deferred employee benefits and other noncurrent liabilities	31
Debtor-in-possession financing	700
Minority interest in consolidated subsidiaries	2
Shareholders’ equity	456

Total liabilities and shareholders’ equity	$6,636

Commitments and contingencies (Note 12)

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006

2006
Operating activities
Net loss	$(126)
Depreciation and amortization	39
Charges related to divestitures and asset sales	25
Reorganization charges	55
Payment of reorganization charges	(28)
Working capital	(129)
Other	(15)

Net cash flows used for operating activities	(179)

Investing activities
Purchases of property, plant and equipment	(62)
Other	24

Net cash flows used for investing activities	(38)

Financing activities
Proceeds from debtor-in-possession facility	700
Net change in short-term debt	(380)

Net cash flows provided by financing activities	320

Net increase in cash and cash equivalents	103
Cash and cash equivalents — beginning of period	286

Cash and cash equivalents — end of period	$389

Note 3. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and error corrections is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material effect on our financial statements.
In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123(R)), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS No. 123(R) on January 1, 2006 using the modified-prospective method. See Note 6 for details of our equity-based compensation plans.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which became effective January 1, 2006, requires the treatment of certain abnormal costs, (such as idle facility expense and excessive freight and handling charges) as period expenses and requires that allocation of fixed overhead be based on normal capacity. We adopted SFAS No. 151 as of January 1, 2006. The new guidance did not have a material effect on our financial position or results of operations in the first quarter of 2006 results of operations.

Note 4. Common Shares
The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 (in millions):

	2006	2005
Average shares outstanding for the quarter — basic	149.8	149.4
Plus: Incremental shares from:
Deferred compensation units	0.6	0.5
Restricted stock		0.3
Stock options		0.5

Potentially dilutive shares	0.6	1.3

Average shares outstanding for the quarter — diluted	150.4	150.7

Potential common shares of 14.2 and 15.1 for the three months ended March 31, 2006 and 2005 have been excluded from the computation of diluted net earnings per share, as the effect of including them is anti-dilutive. These shares represent stock options with exercise prices higher than the average share trading price of our stock during the respective periods. The potentially dilutive shares shown above for the three months ended March 31, 2006 have also been disregarded, as the loss from continuing operations for the quarter caused the shares to have an anti-dilutive effect.
Note 5. Goodwill
Changes in goodwill during the three months ended March 31, 2006, by Automotive Systems Group (ASG) and Heavy Vehicle Technology Systems Group (HVTSG), were as follows:

		Effect of
	Beginning	Currency	Ending
	Balance	and Other	Balance
ASG	$328	$4	$332
HVTSG	111	1	112

Total	$439	$5	$444

Note 6. Equity-Based Compensation
Our Stock Incentive Plan (SIP), which was approved by our shareholders, provides for the issuance of up to 28,850,000 shares of Dana common stock. Awards are primarily in the form of stock options, but may also include stock appreciation rights (SARs), restricted stock, restricted units, performance shares and stock awards. The vesting and valuation of the awards vary. The SIP expires in April 2013.
Under the SIP, the Compensation Committee of our Board may grant stock options to our employees. All outstanding options have been granted at exercise prices equal to the market price of our underlying common shares on the dates of grant. The option grants generally provide that the options will vest and be exercisable in cumulative 25% increments at each of the first four anniversary dates of the grant and expire ten years from the date of grant, with vesting accelerated upon retirement if age and service minimums are met.
We adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective transition method and, accordingly, financial results for periods prior to 2006 were not restated. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 included expense for all share-based awards granted prior to but not vested as of January 1, 2006, based on the grant date fair value. Expense, determined under the fair value-based method of accounting, totaled $1 and reduced earnings per share by $0.01 for the three months ended March 31, 2006. Expense is recognized on a straight-line basis over the period the employee is required to provide service in exchange for the award. Prior to 2006, as allowed by SFAS No. 123, stock options were accounted for using the intrinsic-value method in APB No. 25. Under that method, no compensation expense was recognized on the grant date, since on that date the option exercise price equaled the market price of the underlying common shares. Additionally, prior to 2006, we had complied with the disclosure-only provisions of SFAS No. 123.
As permitted by SFAS No. 123, we chose the nominal vesting period approach for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the normal four-year vesting period. With the adoption of SFAS No. 123(R), companies were required to continue applying the nominal vesting period approach for unvested options granted prior to January 1, 2006. Companies must apply the non-substantive vesting period approach where expense is recognized over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the three months ended March 31, 2006 would have increased $1 under the non-substantive vesting period approach.
The following table summarizes information about stock option activity for the three months ended March 31, 2006:

		Weighted Average
	Number		Remaining
	of	Exercise	Contractual
	Options	Price	Life
Outstanding at December 31, 2005	15,300,698	$23.83
Granted
Exercised
Lapsed or canceled	(1,318,950)	26.04
Outstanding at March 31, 2006	13,981,748	23.62	5.7

Exercisable at March 31, 2006	12,803,670	$24.88	5.5

The intrinsic value for options outstanding and exercisable at March 31, 2006 was zero.
The following table summarizes information about non-vested stock option awards as of and for the three months ended March 31, 2006:

	Number	Weighted Average
	of	Grant Date
	Options	Fair Value
Nonvested at December 31, 2005	1,370,818	$3.40
Granted
Vested	(107,538)	3.46
Forfeited	(85,202)	3.41

Nonvested at March 31, 2006	1,178,078	$3.40

At March 31, 2006, there was $2 of total unrecognized compensation cost related to non-vested, non-qualified stock option awards which is expected to be recognized over a weighted-average period that approximates one year. The total fair value of options that vested during the three months ended March 31, 2006 was less than $1.

Under the modified prospective transition method, financial results for periods prior to 2006 have not been restated. The following table summarizes information about stock option expense for the three months ended March 31, 2005 on a pro-forma basis as if we had applied the fair value recognition provisions of SFAS No. 123(R):

2005
Stock compensation expense, as reported	$1
Stock option expense, pro forma	3

Stock compensation expense, pro forma	$4

Net income, as reported	$16
Net income, pro forma	13

Basic earnings per share
Net income, as reported	$0.11
Net income, pro forma	0.09

Diluted earnings per share
Net income, as reported	$0.11
Net income, pro forma	0.09
The weighted average fair value of options granted during the first three months of 2005 was $4.28 per share under the binomial method, using a weighted average market value at date of grant of $15.94 and the following weighted average assumptions: risk-free interest rate of 3.86%, a dividend yield of 2.64%, volatility of 30.0% to 31.5%, expected forfeitures of 17.52% and an expected option life of 6.7 years. The total intrinsic value of options exercised during the first three months of 2005 was immaterial.
On December 1, 2005, the Compensation Committee of our Board approved the immediate vesting of all unvested stock options and SARs granted to employees under the SIP with an option price or an SAR grant price of $15.00 or more per share. As a result, unvested stock options granted under the plan to purchase 3,584,646 shares of our common stock, with a weighted average exercise price $21.97 per share, became exercisable on December 1, 2005 rather than on the later dates when they would have vested in the normal course.
The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would have otherwise been required to record following our adoption of SFAS No. 123(R). If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. As a result, the stock option expense reported for the three months ended March 31, 2006 was substantially lower than the amount disclosed for the comparable period in 2005.

The Compensation Committee awarded approximately 250,000 restricted units and 50,000 restricted shares under the SIP, in the aggregate, in 2004 and 2005. These awards have an aggregate fair value of less than $6. The unrecognized compensation cost at March 31, 2006 approximates $2 and is expected to be recognized in 2006 through 2010.
Performance stock awards (performance shares) are also granted to certain employees of the Company under the SIP. Vesting of the performance shares is contingent on Dana’s achieving, over the applicable three-year performance period, certain pre-established performance goals measured against the peer group selected by the Compensation Committee. The applicable three-year performance period is 2004 through 2006 for 2004’s grants and 2005 through 2007 for 2005’s grants. Generally, the employee must remain actively employed with Dana at the end of the performance period for their performance shares to vest based on Dana’s performance. Certain of the awards are to be payable in cash, if earned, while others are to be payable in shares of Dana common stock, if earned.
At December 31, 2005, there were 627,031 performance shares outstanding, 280,520 payable in Dana common stock and 346,511 payable in cash. No performance shares were granted in the first three months of 2006.
Compensation expense of $1 was recorded for the first three months of 2005 associated with the performance shares. No expense was recorded in the first three months of 2006 as the company does not expect the performance goals will be met for either applicable three-year period.
The Compensation Committee may grant restricted common shares to key employees under our 1999 Restricted Stock Plan (1999 RSP). The shares are subject to forfeiture until the restrictions lapse or terminate. Generally, the employees must remain employed by Dana for five years after the date of grant to avoid forfeiting the shares. Dividends on granted restricted shares have historically been credited in the form of additional restricted shares.
Participants in the 1999 RSP historically could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. The units, which are credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment unless subject to forfeit. This conversion feature was eliminated in 2005. There were no conversions to restricted units under the 1999 RSP in 2005.

The following table provides the restricted shares granted, vested and forfeited under the 1999 RSP in the three months ended March 31, 2006:

Weighted Average
	Grant Date
	Fair Value	Shares
Balance, beginning of period	$16.64	815,070

Granted

Vested	17.42	(129,392)

Forfeited	17.41	(95,487)

Balance, end of period	16.34	590,191

The aggregate fair value of the restricted shares that vested in the three months ended March 31, 2006 was less than $1. Compensation expense recognized under the 1999 RSP was less than $1 in the period. The remaining unrecognized compensation related to the 1999 RSP totaled $6 at March 31, 2006 and is expected to be recognized in 2006 through 2011.
Note 7. Pension and Postretirement Benefit Plans
Components of net periodic benefit costs for the three months ended March 31, 2006 and 2005 were as follows:

	Pension Benefits
	2006	2005
Service cost	$11	$13
Interest cost	41	40
Expected return on plan assets	(50)	(52)
Amortization of prior service cost	1	1
Recognized net actuarial loss	8	6
Loss on settlements	4

Net periodic benefit cost	$15	$8

	Other Benefits
	2006	2005
Service cost	$3	$3
Interest cost	22	25
Amortization of prior service cost	(3)	(3)
Recognized net actuarial loss	10	9

Net periodic benefit cost	$32	$34

Based on the amount of lump sum payments of pension benefits projected for 2006, we concluded that it was appropriate to recognize settlement cost of $4, representing a portion of the previously unrecognized net actuarial loss, during the three months ended March 31, 2006.

Note 8. Comprehensive Loss
Comprehensive loss includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation gains and losses that are charged or credited directly to shareholders’ equity. The deferred translation gain reported for the three months ended March 31, 2006 was $32 and resulted primarily from the weakening of the U.S. dollar relative to the euro ($16) and the Brazilian real ($22). The deferred translation loss reported for the three months ended March 31, 2005 was $60 and resulted primarily from the strengthening of the U.S. dollar relative to the euro ($39), the British pound ($6), the South African rand ($5) and the Swedish krona ($5).
The components of our total comprehensive loss for the first quarters of 2006 and 2005 follow:

	Three Months
	Ended March 31,
	2006	2005
Net income (loss)	$(126)	$16
Other comprehensive income (loss):
Deferred translation gain (loss)	32	(60)
Other	1	4

Total comprehensive loss	$(93)	$(40)

Note 9. Cash Deposits
At March 31, 2006, we maintained cash deposits of $107, which may not be withdrawn, to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year.
Note 10. Financing Agreements
DIP Credit Agreement — Dana, as borrower, and our debtor U.S. subsidiaries, as guarantors, are parties to a DIP Credit Agreement with Citicorp North America, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. as lenders. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court in March 2006. We can borrow up to $750 under the revolving credit facility of the DIP Credit Agreement (of which $400 is available for the issuance of letters of credit) and $700 under the term loan facility, for an aggregate amount of up to $1,450.
All of the loans and other obligations under the DIP Credit Agreement will be due and payable on the earlier of 24 months after the effective date of the DIP Credit Agreement or the consummation of a plan of reorganization under the Bankruptcy Code. Prior to maturity, Dana will be required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments, and from the proceeds of certain asset sales, unless reinvested, and the issuance of additional indebtedness. Such prepayments, if required, are to be applied first to the term loan facility and second to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder.
Interest under the DIP Credit Agreement will accrue, at Dana’s option, either at the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% for both the term loan facility and the revolving credit facility or the prime rate plus a per annum margin of 1.25% for both facilities. Dana will pay a fee for issued and un-drawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility and a per annum fronting fee of 25 basis points.

Dana will also pay a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.
The DIP Credit Agreement is guaranteed by substantially all of Dana’s domestic subsidiaries, excluding DCC. As collateral, Dana and each of its guarantor subsidiaries has granted a security interest in and lien on effectively all of its assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by Dana.
Under the DIP Credit Agreement, Dana and each of its subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations, and negative covenants, including limitations on liens, additional indebtedness, guaranties, dividends, transactions with affiliates, claims in its bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, limitations on restrictions affecting subsidiaries and sale-leasebacks.
Additionally, the DIP Credit Agreement requires us to maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), as defined, for each period beginning on March 1, 2006 and ending on the last day of each fiscal month from May 2006 through February 2007, and a rolling 12-month cumulative EBITDAR for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability under the DIP Credit Agreement at all times. The DIP Credit Agreement contains certain defaults and events of default customary for debtor-in-possession financings of this type. Upon the occurrence and during the continuance of any default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate.
As of March 31, 2006, we had borrowed $700 under the DIP Credit Agreement and used the proceeds to pay off debt obligations outstanding under our prior five-year bank facility (which had provided us with $400 in borrowing capacity) and our accounts receivable securitization program (which had provided us with up to $275 borrowing capacity to meet periodic demand for short-term financing) and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses.
DCC Notes — At March 31, 2006, long-term debt at DCC included notes totaling $399, including $275 outstanding under a $500 Medium Term Note Program established during 1999. These notes are general, unsecured obligations of DCC. Interest on the notes is payable on a semi-annual basis. Following Dana’s bankruptcy filing, the holders of a majority of the issued and outstanding medium-term and private placement notes of DCC (the DCC Notes) formed an Ad Hoc Committee of Noteholders with which DCC is discussing the potential for restructuring the DCC Notes. A successful outcome of DCC’s efforts to complete a restructuring of the DCC Notes with the Ad Hoc Committee and its other noteholders cannot be assured. See Note 16 and Item 1 of Part II for further information.
Debt Reclassification — Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002 and December 10, 2004 and of DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as liabilities subject to compromise (see Note 2) and the unsecured DCC notes have been classified as part of the current portion of long-term debt, in our condensed consolidated balance sheet as of March 31, 2006. As a result of the first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability at March 31, 2006. Certain non-U.S. borrowings totaling $15 continue to be classified as non-current debt.
Note 11. Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our recent history of losses in the U.S. and our near-term prospects for continued losses, we established a 100% valuation allowance against our U.S. deferred tax assets in the third quarter of 2005. Deferred tax assets resulting from subsequent U.S. losses have been offset by increases in the valuation allowances, effectively eliminating the benefit of those losses.
Since we no longer recognize income tax benefits on our U.S. losses, the income tax expense of $22 for the three months ended March 31, 2006 differs from the $32 tax benefit that would be expected using a U.S. federal statutory tax rate of 35%. Without those U.S. benefits, the income tax expense reflected in the condensed consolidated financial statements principally represents the tax on profits of our non-U.S. operations at the expected annual effective tax rates.
We recognized a $6 income tax benefit for the three months ended March 31, 2005 on break-even pre-tax income, primarily because we released a valuation allowance against tax assets resulting from past operating losses of a Japanese subsidiary whose profitability supported elimination of the valuation allowance.
Note 12. Commitments and Contingencies
Impact of Our Bankruptcy Filing — Under the Bankruptcy Code, the filing of our petition on March 3, 2006, automatically stayed most actions against us. All of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions — Dana and certain of our current and former officers are defendants in a consolidated securities class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Three shareholder derivative actions are also pending in the same court naming our current directors, certain former directors and certain current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. In addition, the plaintiff in one of the derivative actions has asserted claims characterizing Dana’s bankruptcy filing as having been made in bad faith. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.
SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the Securities and Exchange Commission (SEC) of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
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
Asbestos-Related Product Liabilities — Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits have been stayed during our reorganization process and claimants may not commence new lawsuits against us on account of pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. Our obligations with respect to asbestos claims will be addressed pursuant to our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
We had approximately 76,000 active pending asbestos-related product liability claims at March 31, 2006, compared to 77,000 at December 31, 2005, including, 9,000 and 10,000 claims respectively, that were settled but awaiting final documentation and payment. We had accrued $96 for indemnity and defense costs for pending asbestos-related product liability claims at March 31, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
Historically, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future demands. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future demands and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. The methodology we used for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on this analysis, we estimated our potential liability through 2020 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at March 31, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain, beyond 2020, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims would be de minimis.
At March 31, 2006 and December 31, 2005, we had recorded $78 as an asset for probable recovery from our insurers for the pending claims and currently projected demands. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands, assuming elections under our existing coverage, which we intend to adopt in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received a payment of $2 in the first quarter of 2006, with the remainder expected to be received this year. Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount is evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.

In addition, we had a net amount recoverable from our insurers and others of $19 at March 31, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities — We had accrued $11 for contingent non-asbestos product liability costs at March 31, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
Environmental Liabilities — We had accrued $61 for contingent environmental liabilities at March 31, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated liabilities for the three Operable Units (OUs) at this site at March 31, 2006 remained unchanged from our estimates at December 31, 2005: $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) at OU 1 relating to off-site soil contamination; $14 for future remedial work at OU 2 relating to on-site soil contamination; and less than $1 at OU 3 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination. Our obligations at this site occurred before the Filing Date and we believe they constitute pre-petition debt. Consequently, we have discontinued our work in connection with the OU 3 RI/FS and informed EPA that, as an unsecured creditor, it will receive notice of the bar date for filing a proof of claim.
Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through March 31, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
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

Although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.
Note 13. Warranty Obligations
We record a liability for estimated warranty obligations at the time our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Three Months
	Ended March 31,
	2006	2005
Balance, beginning of period	$91	$80
Amounts accrued for current period sales	15	8
Change in accounting		(6)
Settlements of warranty claims	(12)	(9)
Foreign currency translation	1	(1)

Balance, end of period	$95	$72

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
Note 14. Divestitures, Discontinued Operations and Realignment of Operations
Divestitures
During 2006 and 2005, we continued to sell DCC assets in individually structured transactions and achieved further reductions primarily through normal portfolio runoff. We reduced DCC’s assets by approximately $50 and $75 and recognized after-tax losses of $8 and after-tax gains of $2 in the first quarters of 2006 and 2005, respectively.
On February 28, 2006, DCC signed a purchase and sale agreement to sell its remaining interest in a limited partnership that owns and operates a hotel, apartment and commercial complex. Accordingly, DCC recorded a $14 provision to reduce the asset carrying value of $98 to the fair value less cost to sell, based upon the agreed selling price. The partnership also includes $55 of nonrecourse debt that will be assumed by the buyer at time of sale. The transaction is expected to close by September 30, 2006; accordingly, the investment and nonrecourse debt were reclassified to current accounts during the first quarter of 2006.
Discontinued Operations
The engine hard parts, fluid products and pump products businesses that we intend to divest in 2006 are aggregated and presented as discontinued operations. Although the Bankruptcy Court would be required to approve the actual sales, the plans to divest these businesses were authorized by the Bankruptcy Court. As such, these businesses continue to be reported as discontinued operations.

The results of operations of the discontinued operations for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Sales	$325	$335
Cost of sales	300	316
Selling, general and administrative expenses	18	19
Other income (expense), net	(29)	1

Income (loss) before income taxes	(22)	1
Income tax benefit	1

Income (loss) from discontinued operations	$(21)	$1

Other income (expense) of the discontinued operations in the first quarter of 2006 includes a non-cash provision of $28 in connection with the planned sale of these businesses. Recent cost increases on certain raw materials used in these businesses negatively impacted our profit outlook and expected proceeds. Net assets were affected by capital expenditures and currency fluctuations. As a result, the additional charge was recorded to adjust the carrying value of the net assets in these businesses to fair value less estimated costs to sell.
The assets and liabilities of discontinued operations reported in the condensed consolidated balance sheet as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Assets of discontinued operations:
Accounts receivable	$251	$212
Inventories	133	141
Cash and other current assets	12	7
Goodwill		4
Investments and other assets	96	101
Investments in leases	7	8
Property, plant and equipment	29	48

Total assets of discontinued operations	$528	$521

Liabilities of discontinued operations
Accounts payable	$151	$123
Accrued payroll and employee benefits	39	40
Other current liabilities	30	30
Other noncurrent liabilities	8	8

Total liabilities of discontinued operations	$228	$201

In the condensed consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. They are reported in the respective categories of the condensed consolidated statement of cash flows along with those of our continuing operations.
Realignment of Operations
The following summarizes the charges and payments for the realignment activity recorded in our continuing operations for the three months ended March 31, 2006:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2005	$41	$15	$56
Activity during the quarter
Charges to expense		1	1
Adjustments due to bankruptcy		(2)	(2)
Cash payments	(2)	(1)	(3)

Balance at March 31, 2006	$39	$13	$52

At March 31, 2006, $52 of restructuring charges remained in accrued liabilities. This balance was comprised of $39 for the reduction of approximately 1,350 employees to be completed in 2006 and $13 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $24 in the remainder of 2006, $5 in 2007 and $23 thereafter.
Completion of realignment initiatives generally occurs over multiple reporting periods. In connection with the realignment initiatives that had not yet been completed at March 31, 2006, we have expensed $87 since the underlying plans were approved and announced, including $1 in the three months ended March 31, 2006. In addition to the $52 accrued at March 31, 2006, we estimate that an additional $36 will be expensed in connection with the completion of the pending initiatives. The following table provides project-to-date and estimated future expenses for completion of our realignment initiatives by business unit.

	Expense Recognized
		First		Future
	Prior to	Quarter		Cost to
	2006	2006	Total	Complete
ASG	$39	$1	$40	$35
HVTSG	34		34	1
Corporate and other	13		13

Total	$86	$1	$87	$36

Note 15. Segments
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
Management evaluates the operating segments as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations, its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in the DIP Credit Agreement are measured with DCC accounted for on an equity basis.

Information used to evaluate our operating segments for the three months ended March 31 is as follows:

		Inter-		Net
	External	Segment		Profit
	Sales	Sales	OPAT	(Loss)
2006
ASG	$1,474	$31	$29	$(1)
HVTSG	718	1	20	3
DCC			(7)	(7)

	2,192	32	42	(5)
Other	5	12	(92)	(45)

Total continuing operations	$2,197	$44	$(50)	$(50)
Discontinued operations			(21)	(21)

Total operations			(71)	(71)
Reorganization charges			(55)	(55)

Consolidated	$2,197	$44	$(126)	$(126)

2005
ASG	$1,475	$31	$39	$9
HVTSG	667	1	19	3
DCC			8	8

	2,142	32	66	20
Other	7	14	(55)	(9)

Total continuing operations	$2,149	$56	$11	$11
Discontinued operations			1	1

Total operations			12	12
Effect of change in accounting			4	4

Consolidated	$2,149	$56	$16	$16

Operating profit after tax (OPAT) is the key internal measure of performance used by management, including our chief operating decision maker, as a measure of segment profitability. With the exception of DCC, OPAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is OPAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units. Because the accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations, we have included the corporate expenses and interest expense previously allocated to the three businesses held for sale in 2005 that were previously included in ASG, in Other in the segment tables. These amounts totaled $6 and $7 in the three months ended March 31, 2006 and 2005. We believe this avoids distorting the net profit (loss) previously reported for the remaining business units and presents amounts indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of the three held-for-sale businesses.
The Other category also includes businesses unrelated to the segments, trailing liabilities for certain closed plants and the expense of corporate administrative functions. In addition, Other includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the net profit (loss) column, Other includes the net profit or loss of businesses not assigned to the segments and certain divested businesses (but not discontinued operations), minority interest in earnings and the tax differential.
We have been divesting DCC’s businesses and assets in accordance with plans announced in October 2001 and these activities continued during 2006. Primarily as a result of asset sales and normal run-off, DCC’s total portfolio assets were reduced by $50 during the first three months of 2006, leaving assets of approximately $510 (after a $55 reduction for non-recourse debt) at March

31, 2006. While we are continuing to pursue the sale of the remaining DCC portfolio assets, we expect to retain certain of them for varying periods of time because tax attributes and/or market conditions make disposal uneconomical at this time. As of March 31, 2006, we expected to retain approximately $265 of the $510 of DCC assets held at that date; however, changes in market conditions may alter this expectation. DCC’s liabilities include certain asset-specific financing and general obligations that are uneconomical to pay off in advance of their scheduled maturities.
Note 16. Subsequent Events
DCC Notes - Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private-placement notes (the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding the potential for restructuring the DCC Notes. Other noteholders that are not part of the Ad Hoc Committee have advised DCC that events of default occurred under their note agreement as a result of DCC’s failure to pay the principal due in April 2006 on the note issued thereunder and have filed a lawsuit against DCC for non-payment of the $7 of principal and interest accrued on such note. A successful outcome of DCC’s efforts to complete a restructuring of the DCC Notes with the Ad Hoc Committee and its other noteholders cannot be assured.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in millions)
Overview
General
We are a leading supplier of axle, driveshaft, frame, sealing and thermal products. Our people design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to light automotive, commercial truck and off-highway vehicle customers. We employ 44,000 people in 28 countries, with world headquarters in Toledo, Ohio. Our Internet address is: www.dana.com.
This management discussion and analysis (MD&A) should be read in conjunction with our condensed consolidated financial statements and the accompanying notes.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
On March 3, 2006 (the Filing Date), Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Neither DCC nor any of our non-U.S. affiliates commenced any bankruptcy proceedings. See Note 1 to our condensed consolidated financial statements for a list of the wholly-owned subsidiaries included in the Bankruptcy Cases.
The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the control and supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity so that we emerge from bankruptcy as a stronger, more viable company. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upward of 18 months.
In March 2006, the Bankruptcy Court granted final approval of our DIP Credit Agreement, under which we may borrow up to $1,450. This facility provides funding to continue our operations without disruption to our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition (i.e., after the Filing Date). These include orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition (i.e., pre-Filing Date) wages and salaries, honor our obligations to our customers and pay some or all of the pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.
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
We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when we will file the plan or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our reorganization goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time the Debtors emerge from bankruptcy there will be no certainty about our ability to continue as a going concern. If the reorganization is not completed, we could be forced to sell a significant portion of our assets to retire outstanding debt or, under certain circumstances, to cease operations.
While we continue our reorganization under Chapter 11, investments in our securities will be highly speculative. Although shares of our common stock continue to trade on the Over the Counter Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.
Business
Our products are managed globally through two market-focused business units — ASG and HVTSG. ASG primarily supports the original equipment manufacturers (OEMs) of light vehicles, including light trucks (sport utility vehicles (SUVs), pickup trucks, crossover vehicles (CUVs) and vans) and passenger cars, and manufactures driveshafts for the commercial vehicle market. HVTSG supports the medium-duty and heavy-duty commercial truck (Class 5 through Class 8), bus and off-highway vehicle markets, with more than 90% of its sales in North America and Europe. The primary markets for off-highway vehicles are construction and agriculture.

Market Outlook
Our industry is prone to fluctuations in demand over the business cycle. Production levels in our key markets for the past three years, along with our outlook for 2006, are shown below.

	Production in Units
	Dana’s
	Outlook	Actual
	2006	2005	2004	2003
Light vehicle (in millions):
North America	15.6	15.8	15.8	15.9
Europe	22.1	21.8	21.7	19.6
Asia Pacific	25.3	23.7	22.2	20.5
South America	2.7	2.8	2.5	1.9

North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	234	251	225	196
Heavy-duty (Class 8)	346	333	263	177

Off-Highway (in thousands)*
North America	361	353	325	281
Western Europe	447	453	450	452
Asia-Pacific	564	549	526	480
South America	73	69	65	61

*	Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.
Trends in Our Markets
Changing Consumer Preferences — Light trucks comprise our primary business within the light vehicle market. In recent years, light truck sales have generally been stronger than those of passenger cars as consumer interest in SUVs and CUVs increased. More recently, however, the higher price of gasoline has negatively impacted the traditional light truck market. SUVs in particular have experienced a significant drop in demand, largely attributable to higher fuel prices and an increased interest in CUVs and, to a lesser extent, in passenger cars.
Despite the 4.2% increase in North American light vehicle production during the first quarter of 2006 when compared to the first quarter in 2005, we continue to project a modest decrease for the year.
At March 31, 2006, light vehicle inventories were in line with production, about 4.5% above the seasonal average of 69 days. Inventory of light trucks, however, was at 78 days, while that of passenger cars was at 57 days.
OEM Pricing Pressures — Negatively impacting us as well has been a continuing market share decline experienced by our two largest customers — Ford Motor Company (Ford) and General Motors Corporation (GM). Light trucks have been important to the profitability of companies like Ford and GM, and the decline in production and recent use of incentives by these companies have exerted increased pressure on their financial performance. As a result, we and other suppliers in the light vehicle market face the challenge of continued price reduction pressure from these customers.
High Commodity Prices — The increased cost of steel, other raw materials and energy has had a significant adverse impact on our results and those of others in our industry for the past two years. With steel in particular, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004 and these continued throughout 2005 and into 2006. While leverage is clearly on the side of the steel suppliers at the present time, we have taken actions to mitigate the impact by consolidating purchases, taking advantage of OEMs’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on steel. We are also working with our customers to recover the increases in the cost of steel, either in the form of increased selling prices or reductions in price-downs that they expect from us.

Although scrap steel prices declined during mid-2005, they began increasing again during the latter part of 2005. While average scrap steel prices for the first quarter of 2006 were down about 11% over the first quarter of 2005, prices were up about 13% in March 2006 when compared to March 2005, and have continued increasing in April and May.
Cost increases on raw materials other than steel have been significant over the past year. First quarter 2006 average prices for aluminum, copper and brass increased approximately 23%, 54% and 62%, over the first quarter of 2005.
2007 Heavy-Duty Truck Emissions Regulations — With more stringent heavy-truck emission regulations taking effect in North America in 2007, we expect that pre-buying in advance of these new regulations will result in a strong 2006 commercial vehicle market. During the first quarter of 2006, Class 8 North American production was up about 10%, with medium duty (Class 5-7) production down about 5%. We recently increased our outlook for annual production in 2006 to 346,000 Class 8 units and 234,000 Class 5-7 units. We expect that production in both categories will decline in 2007.
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
In our markets, concentration of business with certain customers in certain geographic regions is common, so our efforts to achieve additional diversification are important. In the light vehicle market, we have been successful in gaining new business with several manufacturers based outside of the U.S. over the past several years. We expect to achieve greater customer diversity as this business comes on stream and we expect to gain additional business with such customers.
Net new business is expected to contribute approximately $400, $440 and $95 of sales in 2006, 2007 and 2008. The majority of this net new business is outside North America with customers other than the traditional Detroit-based Ford, General Motors and DaimlerChrysler (Big Three). We are pursuing a number of additional opportunities that could further increase our new business for 2006 and beyond.
United States Profitability
Given the losses we have generated in recent years in the U.S. and the near-term prospects for continued losses, we concluded in 2005 that it was not “more likely than not” that our U.S. deferred tax assets would be realized in the future. Until such time as we are able to sustain profitability in the U.S., any loss or profits attributable to the U.S. will not be “tax-effected,” meaning that the before-tax profit or loss amount will flow through to net income.
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

Our short-term strategy for 2006 is to continue normal business operations during the pendency of the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We have retained a third-party financial advisor and a restructuring advisor to assist us in developing a Chapter 11 reorganization plan. We intend to utilize the reorganization process to help drive necessary change in our U.S. operations in furtherance of our corporate strategy. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, it could take upwards of 18 months.
During 2006, we are continuing to pursue the following strategies:
•	Restructuring and consolidating manufacturing operations;

•	Shifting more production to low-cost countries;

•	Increasing the efficiency of production and non-production processes;

•	Expanding sales with customers, particularly Asian and European light vehicle manufacturers, non-North American Free Trade Agreement commercial vehicle customers and off-highway vehicle manufacturers, to achieve a more balanced sales mix across our customer base; and

•	Narrowing our business and product focus by divesting non-core businesses.
These strategies will be evaluated periodically against the objectives of our reorganization goals, which are to improve near-term liquidity, modify our operating profile and modify our capital structure to match our profit and cash generating abilities.
More detail on our current corporate strategies follows.
Restructuring and consolidating manufacturing operations.
We will close facilities in ASG and shift production in several other operations to balance capacity and take advantage of lower cost locations:
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
To enhance efficiency, logistics and throughput in our Commercial Vehicle business, we have completed the following actions to balance capacity and enhance manufacturing efficiencies in the first quarter of 2006:
•	Service parts activities at our principal commercial vehicle parts assembly facility in Henderson, Kentucky were moved to our service parts operation in Crossville, Tennessee.

•	Assembly activity has been increased at our facility in Monterrey, Mexico to improve throughput at the Henderson plant.

•	Gear production has been increased at our operation in Toluca, Mexico to relieve constraints at our principal commercial vehicle gear plant in Glasgow, Kentucky.
Shifting production to low-cost countries such as Mexico, China and Hungary.
We signed a letter of intent in December 2005 with DESC S.A. de C.V. under which we will acquire full ownership of several core operations based in Mexico. Under terms of the letter, Dana and DESC would dissolve their existing joint venture partnership, Spicer S.A. de C.V., with Dana assuming full ownership of operations that manufacture and assemble axles and driveshafts, as well as forging and foundry operations in which we currently hold an indirect 49% interest. DESC, in turn, would assume full ownership of the transmission and aftermarket gasket operations in which it currently holds a 51% interest. This transaction is subject to execution of a definitive purchase agreement and Bankruptcy Court approval.

We are taking steps to implement a joint venture with Dongfeng Motor Co. Ltd. to develop and produce commercial vehicle axles in China.
We recently began assembling off-highway axles and transmissions in Gyor, Hungary. This new facility currently employs about 50 people in the assembly, testing, painting and packaging of axles and transmissions for agricultural and construction vehicles. These products are supporting both European and export markets.
Increasing the efficiency of production and non-production processes.
We will continue to focus on the day-to-day execution of our productivity and efficiency processes, which are critical to strengthening our performance. Our lean manufacturing and Six Sigma teams are focused on increasing efficiencies and reducing costs in our production facilities. Our value analysis/value engineering (VA/VE) teams will continue their efforts to remove cost from products already being manufactured, as well as those still in development.
Our support functions, including purchasing, information technology, finance and human resources, will continue their various efficiency and cost-reduction efforts. These efforts have gained momentum as the support functions continue to shift to a centralized structure from their previously decentralized organizations.
Streamlining administrative processes and reducing headcount through attrition are expected to account for much of the targeted reduction in our salaried workforce of at least five percent in 2006. This reduction, coupled with changes to employee benefit plans, is expected to generate incremental cost savings of more than $40 in 2006 when compared to 2005.
Expanding sales with certain customers to achieve a more balanced sales mix across our customer base.
While continuing to support the Big Three, we will strive to further diversify our sales across our customer base. The opportunity here is illustrated by the fact that we already serve every major vehicle maker in the world in the light, commercial and off-highway vehicle markets.
We have achieved double-digit sales growth with European and Asian light-vehicle manufacturers over the past several years. These customers will account for six of the top ten product launches for ASG in 2006. Our success on this front has been achieved, in part, through our expanding global operations and affiliates. Our people and facilities in Brazil, Argentina, Venezuela, Colombia, Uruguay, Thailand, Taiwan, Japan, India, China, Australia, South Africa, United Kingdom and Spain are actively supporting the global platforms of our foreign-based customers today.
Approximately 80% of our current book of net new business involves customers other than the traditional Big Three. Approximately 70% of these customers are based outside North America.
Our Commercial Vehicle Systems business, which currently operates predominantly in North America is pursuing sales outside this region, and we expect the joint venture in China with Dongfeng, when implemented, to provide an opportunity to grow the non-U.S. sales of this business.
Approximately two-thirds of our Off-Highway Systems Group’s sales already occur outside North America and we are continuing to aggressively pursue new business in this market.
Narrowing our business and product focus by divesting non-core businesses.
In order to more fully leverage our strengths and to secure acceptable profit levels, we intend to narrow the breadth of our product lines through the divestiture of three businesses: engine hard parts, fluid products and pump products. Collectively, these businesses employ approximately 9,800 people worldwide and represent annual sales of approximately $1,200. These businesses were classified as discontinued operations during the fourth quarter of 2005.

Results of Operations — Summary

	For the Three Months Ended
	March 31,
			Increase/
	2006	2005	(Decrease)
Net sales	$2,197	$2,149	$48
Cost of sales	2,093	2,022	(71)

Gross margin	104	127	(23)
Selling, general and administrative expenses	119	118	(1)

Gross margin less SG&A	$(15)	$9	$(24)

Reorganization charges	$55		$(55)

Interest expense	$39	$42	$3

Income (loss) from continuing operations	$(105)	$11	$(116)

Income (loss) from discontinued operations	$(21)	$1	$(22)

Net income (loss)	$(126)	$16	$(142)

Results of Operations (First quarter 2006 versus first quarter 2005)
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
North America	$1,372	$1,388	$(16)	$16	$10	$(42)
Europe	465	404	61	(44)		105
South America	199	180	19	15	6	(2)
Asia Pacific	161	177	(16)	(7)		(9)

Total	$2,197	$2,149	$48	$(20)	$16	$52

Business Unit Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
ASG	$1,474	$1,475	$(1)	$—	$16	$(17)
HVTSG	718	667	51	(20)		71
Other	5	7	(2)			(2)

Total	$2,197	$2,149	$48	$(20)	$16	$52

Organic sales increased $52, or 2%, in part as a result of new business that came on stream in the first quarter of 2006. Also contributing to higher total sales were heavy vehicle production levels. A stronger Class 8 commercial vehicle market in North America resulted in an approximately 10% increase in unit production. Elsewhere in our heavy vehicle markets, Class 5-7 medium duty commercial vehicle production was down about 5% and off-highway production levels were relatively comparable year over year. In our biggest market — the light duty vehicles — overall first quarter 2006 production was up 4.2% compared to 2005. However, our sales are mostly to the light truck segment of this market where first quarter 2006 production in North America declined about 3%, with the vehicles having large Dana content being down even more. Light vehicle production levels elsewhere in the world were relatively flat.
Regionally, our North American sales decrease in the first quarter 2006 was due to lower overall light truck production levels, and in particular lower production levels on vehicles with significant Dana content. This was offset some by stronger Class 8 commercial vehicle production levels in the first quarter of 2006 and contributions from net new business. The currency-related increase is due to a stronger Canadian dollar. In Europe, the sales increase was due to net new business, principally in its off-highway market. A weaker Euro in the first quarter of 2006 offset some of the organic sales increase.
By business segment, the organic sales decrease in ASG was primarily due to lower North American production of light trucks having significant Dana content. Contributions from net new business offset some of the production level decline. Customary price reductions in this market also contributed to lower sales. HVTSG, on the other hand, benefited from both net new business, principally in its off-highway business, and the previously mentioned stronger Class 8 commercial vehicle production level in North America.
The chart below shows our business unit margin analysis for the three months ended March 31, 2006 and 2005:
Margin Analysis

	As a Percentage of Sales		Increase /
	2006	2005	(Decrease)
Gross margin:
ASG	5.7%	6.9%	(1.2)%
HVTSG	7.9%	9.2%	(1.3)%
Consolidated	4.7%	5.9%	(1.2)%

Selling, general and administrative expenses:
ASG	3.4%	3.6%	(0.2)%
HVTSG	3.9%	4.9%	(1.0)%
Consolidated	5.4%	5.5%	(0.1)%

Gross margin less SG&A:
ASG	2.3%	3.3%	(1.0)%
HVTSG	4.0%	4.3%	(0.3)%
Consolidated	(0.7)%	0.4%	(1.1)%
In ASG, despite comparable sales on a year-on-year basis, gross margin less SG&A declined 1.0%. Material costs increased approximately $14 with higher prices on certain raw materials like aluminum, brass and copper and increased fuel costs being the principal factors. In the automotive market, we have had very limited success passing these higher costs on to customers. In fact, our margins continue to be adversely affected by price reductions to customers. As we sought to minimize supply chain disruption associated with our bankruptcy filing on March 3, 2006, we incurred some higher premium freight costs and other production inefficiencies which negatively impacted first quarter 2006 margins. In combination with higher fuel costs, this resulted in higher outbound freight costs of $5. Higher quality and warranty related expense also reduced year-over-year margins by $5. While ASG margins continue to benefit from cost savings from programs like lean manufacturing and value engineering, these programs have only partially offset the margin reduction caused by the above factors.
Gross margin less SG&A in HVTSG was down 0.3% in the first quarter 2006 when compared to last year, despite stronger sales. Like ASG, HVTSG has experienced some higher raw material prices. However, in this business, we have recovered some of these higher costs from our customers in the form of price increases. HVTSG margins in 2006 were also negatively impacted by $4 due to sales mix. Sales were lower in our higher-margin service parts business as we used production to satisfy the strong OEM customer demand.
Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 3.6% for the first quarter of 2006 compared to 3.2% in 2005. During the first quarter of 2006, we incurred advisory and legal costs in connection with the arrangements for a new borrowing facility that was intended to replace our previously existing bank revolver and asset securitization facilities. While the costs associated with our DIP Credit Agreement are reported as part of reorganization expenses, the costs associated with negotiating the potential predecessor arrangement, which was not effectuated, are included in SG&A. Professional advisory costs relating to operational improvement projects were also higher in 2006. In the aggregate, higher advisory costs relating to the financing and operational projects reduced margins by approximately $6. Also negatively impacting margins in the first quarter of 2006 was $1 of stock option expense associated with the adoption of SFAS No. 123(R) and pension settlement cost of $4 resulting from increased lump-sum pension payments.
Other income (expense)
As described in Note 14, other income in 2006 includes a $14 charge associated with DCC’s sale of a partnership interest.
Interest expense
As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first quarter of 2006 on these obligations amounted to $8.
Reorganization charges
Reorganization charges are expenses directly attributed to our Chapter 11 reorganization process. See Note 2 for a summary of these costs. Reorganization charges reported in the three months ended March 31, 2006 include pre-petition debt valuation adjustments and underwriting fees related to the DIP Credit Agreement. The debt valuation adjustments and the underwriting fees associated with the DIP Credit Agreement are associated with the initial phase of the reorganization and generally represent one-time charges.
Income tax (expense) benefit
During the third quarter of 2005, we determined that a valuation allowance against our net deferred tax assets in the U.S. was appropriate, based on our current and expected level of profitability in the U.S. Consequently, tax benefits have not been recognized on subsequent losses in the U.S. The tax provision reflected in the first quarter of 2006 financial statements relates primarily to non-U.S. operations. The primary factor resulting in income tax expense of $22 during the first quarter of 2006, as compared to a tax benefit of $32 that would be expected based on the 35% U.S. statutory income tax rate, is the discontinued recognition of tax benefits on U.S. losses.
During the first quarter of 2005, we were still recognizing tax benefits on U.S. losses. The $6 tax benefit recognized during the first quarter of 2005 exceeded the tax benefit expected at a 35% federal U.S. tax rate primarily as a result of releasing valuation allowances against tax assets resulting from past operating losses of a Japanese subsidiary whose profitability supported elimination of the valuation allowance.
Discontinued Operations
In October 2005, our Board approved the divestiture of three businesses (engine hard parts products, fluid products and pump products) with approximately 9,800 people in 44 operations worldwide, representing annual revenues of more than $1,200. Although the Bankruptcy Court would be required to approve the actual sales, the plans to divest these businesses were authorized by the Bankruptcy Court. As such, these businesses continue to be reported as discontinued operations.

An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the three months ended March 31, 2006 and 2005, grouped by business segment, is shown in the table below:

Net Sales:	2006	2005
ASG
Engine hard parts products	$179	$185
Fluid products	121	124
Pump products	25	26

Total net sales from discontinued operations	$325	$335

Income (loss) from discontinued operations:
ASG
Engine hard parts products	$(18)	$(1)
Fluid products	(8)	(1)
Pump products	(1)	1
Other	6

Total income (loss) from discontinued operations	$(21)	$1

The loss from discontinued operations in the first quarter of 2006 includes an additional non-cash provision of $28 in connection with the planned sale of these businesses. Recent increases in certain raw materials used in these businesses negatively impacted our profit outlook and expected proceeds from the sales of these businesses. As such, the additional charge was recorded to adjust the carrying value of the net assets in these businesses to fair value less estimated costs to sell.
Liquidity and Capital Resources
A recap of the changes in cash and cash equivalents for the three months ended March 31, 2006 and 2005 is shown in the following tables:

Cash Flow Summary	2006	2005

Cash provided by (used for) operating activities	$1	$(212)
Cash provided by (used for) investing activities	(34)	43
Cash provided by financing activities	136	125

Increase (decrease) in cash and cash equivalents	103	(44)
Cash and cash equivalents at beginning of period	762	634

Cash and cash equivalents at end of period	$865	$590

Cash Flows - Operating Activities:	2006	2005
Net income	$(126)	$16
Depreciation and amortization	67	83
Charges related to divestitures and asset sales	43	(1)
Reorganization charges	55
Payment of reorganization charges	(28)

	11	98
Increase in working capital	(55)	(266)
Other	45	(44)

Cash flows provided by (used for) operating activities	$1	$(212)

Cash of $1 was provided by operating activities in the first quarter of 2006 as compared to a use of $212 in 2005, primarily because of the lower use of cash for working capital requirements. The principal factor is the higher level of accounts payable resulting from non-payment of amounts owed prior to our bankruptcy filing which are now classified as liabilities subject to compromise. Accounts payable increased $353 in 2006 as compared to $106 in 2005. Receivables are customarily lower at the end of the calendar year as December sales are seasonally lower as customers lower production during the holidays. The increase in receivables during the first quarter of 2006 was $313 as compared to $229 in 2005.

Cash Flows - Investing Activities:	2006	2005
Purchases of property, plant and equipment	$(94)	$(60)
Proceeds from sales of other assets	26	35
Other	34	68

Cash flows provided by (used for) investing activities	$(34)	$43

Capital spending increased in the first quarter of 2006 because we had delayed certain expenditures during the second half of 2005. The 2006 outlays were again focused on opportunities to leverage technology and support new customer programs. Capital spending for 2006 is not expected to exceed our full year capital spend estimate of $300.

Cash Flows - Financing Activities:	2006	2005
Net change in short-term debt	$(565)	$164
Payments of long-term debt	(4)	(20)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	5
Dividends paid		(18)
Other		(1)

Cash flows provided by financing activities	$136	$125

Financing Activities
Pre-Petition Financing — Before the Filing Date, we had a five-year bank facility, maturing on March 4, 2010, which provided $400 of borrowing capacity and an accounts receivable securitization program that provided up to a maximum of $275 to meet periodic demand for short-term financing. The obligations under these facilities at the time of our bankruptcy filing were paid off with the proceeds of the DIP Credit Agreement.
DIP Credit Agreement — We currently have drawn $700 of our $1,450 of borrowing capacity under the DIP Credit Agreement.
Debt Reclassification — Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002 and December 10, 2004 and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as liabilities subject to compromise (see Note 2) and the unsecured DCC Notes have been classified as part of the current portion of long-term debt in our condensed consolidated balance sheet as of March 31, 2006. As a result of the first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability at March 31, 2006. Certain international borrowings totaling $15 continue to be classified as non-current debt.
Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials. The following table summarizes our fixed cash obligations over various future periods.

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of Long-Term Debt	$2,757	$147	$1,524	$76	$1,010
Operating Leases	542	85	137	78	242
Unconditional Purchase Obligations	220	183	26	9	2
Other Long-Term Liabilities	1,378	228	279	267	604

Total Contractual Cash Obligations	$4,897	$643	$1,966	$430	$1,858

Due to our bankruptcy filing, we are not able to determine the amounts and timing of our contractual cash obligations. Accordingly, the preceding table reflects the scheduled maturities based on the original payment terms specified in the underlying agreements and contracts. Future payment timing and amounts are expected to be modified as a result of our reorganization under Chapter 11.
The unconditional purchase obligations principally comprise commitments for procurement of fixed assets and the purchase of raw materials.
We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligations under these agreements are not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2006 and assume that the volumes were constant over the respective contract periods, the annual purchases under those agreements where we estimate the annual volume would exceed $20 would be as follows: $529, $371, $369, $332 and $589 in 2006, 2007, 2008, 2009 and 2010 and thereafter.
Other long-term liabilities include estimated obligations under our retiree healthcare programs, our estimated 2006 contributions to our U.S. defined benefit pension plans and payments under our long-term agreement with IBM for the outsourcing of certain human resource services that began in June of 2005. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2010 took into consideration recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2006 due to uncertainty resulting from our bankruptcy filing.
We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. At March 31, 2006, there was $2 of guarantees outstanding under this program.
At March 31, 2006, we maintained cash deposits of $107, which may not be withdrawn, to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year.
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

Contingencies
Impact of Our Bankruptcy Filing — Under the Bankruptcy Code, the filing of our petition on March 3, 2006, automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions — Dana and certain of our current and former officers are defendants in a consolidated securities class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. Three shareholder derivative actions are also pending in the same court naming our current directors, certain former directors and certain current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. In addition, the plaintiff in one of the derivative actions has asserted claims characterizing Dana’s bankruptcy filing as having been made in bad faith. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.
SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the Securities and Exchange Commission (SEC) of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
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
Asbestos-Related Product Liabilities — Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits have been stayed during our reorganization process and claimants may not commence new lawsuits against us on account of pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. Our obligations with respect to asbestos claims will be addressed pursuant to our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
We had approximately 76,000 active pending asbestos-related product liability claims at March 31, 2006, compared to 77,000 at December 31, 2005, including, respectively, 9,000 and 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $96 for indemnity and defense costs for pending asbestos-related product liability claims at March 31, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
Historically, we accrued only for pending asbestos-related product liability claims because we did not believe our historical trend data was sufficient to provide us with a reasonable basis to estimate potential costs for future demands. In the third quarter of 2005, we concluded that our historical claims activity had stabilized over a sufficient duration of time to enable us to project possible future demands and related costs. Therefore, in consultation with Navigant Consulting, Inc. (a specialized consulting firm providing dispute, financial, regulatory and operational advisory services), we analyzed our potential future costs for such claims. The methodology we used for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on this analysis, we estimated our potential liability through 2020 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at March 31, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain, beyond 2020, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims would be de minimis.
At March 31, 2006 and December 31, 2005, we had recorded $78 as an asset for probable recovery from our insurers for the pending claims and currently projected demands. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands, assuming elections under our existing coverage, which we intend to adopt in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received a payment of $2 in the first quarter of 2006, with the remainder expected to be received this year. Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount is evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.
In addition, we had a net amount recoverable from our insurers and others of $19 at March 31, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities — We had accrued $11 for contingent non-asbestos product liability costs at March 31, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
Environmental Liabilities — We had accrued $61 for contingent environmental liabilities at March 31, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated liabilities for the three Operable Units (OUs) at this site at March 31, 2006 remained unchanged from our estimates at December 31, 2005: $1 for future remedial work and past costs incurred by the United

States Environmental Protection Agency (EPA) at OU 1 relating to off-site soil contamination; $14 for future remedial work at OU 2 relating to on-site soil contamination; and less than $1 at OU 3 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination. Our obligations at this site occurred before the Filing Date and we believe they constitute pre-petition debt. Consequently, we have discontinued our work in connection with the OU 3 RI/FS and informed EPA that, as an unsecured creditor, it will receive notice of the bar date for filing a proof of claim.
Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through March 31, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
Assumptions — The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if currently proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.
Critical Accounting Estimates
The preparation of the interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. As described in Notes 1 and 2, we have applied SOP 90-7 which includes among its requirements the separate reporting of liabilities subject to compromise and reorganization items (costs and income). Except for the addition of these items, our critical accounting estimates, as described in our 2005 Form 10-K, are unchanged. See Note 3 for additional information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
We are exposed to various types of market risks including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks. There have been no material changes to our market risk exposure discussed in our 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
Based on the continued existence of the material weaknesses discussed in Item 9A of our 2005 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of March 31, 2006.
You can find more information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions we have taken or are planning to take to remediate the material weaknesses in Item 9A of our 2005 Form 10-K.
Changes in Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter which materially affected, or are reasonably likely to affect, such internal control. During the quarter ended March 31, 2006, the following changes to our internal controls occurred:
•	In response to the filing by Dana Corporation and forty of its wholly-owned subsidiaries for reorganization under Chapter 11 of the Bankruptcy Code, Dana introduced processes to (i) determine Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise, (ii) assess claims received from creditors, (iii) determine the proper accounting treatment for negotiations with suppliers, (iv) determine the proper accounting for accepted and rejected executory contracts, and (v) determine which costs should be reflected as operating expenses and those that should be reflected as reorganization charges;

•	Our Board appointed Kenneth A. Hiltz as our Chief Financial Officer on March 7, 2006; and

•	We continued deployment of, and training for, our account reconciliation software to our major facilities to allow access and review of reconciliations from a central location, as discussed in Item 9A of our 2005 Form 10-K.
CEO and CFO Certifications — The Certifications of our CEO and CFO, which are attached as Exhibits 31-A and 31-B, include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2005 Form 10-K for a more complete understanding of the matters covered by the Certifications.
PART II
ITEM 1. LEGAL PROCEEDINGS
On March 3, 2006, Dana Corporation and forty of its wholly-owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, the filing of a petition automatically stayed most actions against the Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

As previously reported and as described herein, we are a party to a pending pre-petition securities class action and pending shareholder derivative actions, as well as various pending judicial and administrative proceedings arising in the ordinary course of business (including both pre-petition and subsequent proceedings), and we are cooperating with the SEC’s formal investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and years 2002 through 2004. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a materially adverse effect on our liquidity, financial condition or results of operations.
There have been no material developments in the legal proceedings we reported in our 2005 Form 10-K, or any new matters that we are required to report in this quarterly report, except as follows. On May 3, 2006, Great-West Life & Annuity Insurance Company and The Great-West Life Assurance Company filed an action against DCC in U.S. District Court for the Northern Division of Illinois, Eastern Division under the caption Great-West Life & Annuity Insurance Company and The Great-West Life Assurance Company vs. Dana Credit Corporation. The plaintiffs in this action allege that DCC defaulted in the payment of sums that became due and payable on a promissory note at its maturity, on or about April 8, 2006, and breached the corresponding note agreement. The plaintiffs seek payment of the unpaid principal and accrued interest on the note in the aggregate amount of approximately $7.3 and reimbursement of their fees and expenses associated with enforcement of the note. DCC has filed an answer which denies the allegations central to this complaint.
You can find more information about our legal proceedings in Note 12 to our condensed consolidated financial statements and in Item 2 of Part 1.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in our 2005 Form 10-K.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

	Number of	Price
	Shares	Paid
	Purchased	per Share
January 2006	—	$—
February 2006	2,210	6.74
March 2006	49,195	4.10

	51,405

The above shares were repurchased to satisfy the required payment of withheld income taxes due to the vesting of restricted stock grants.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Dana Indentures — Dana’s bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest of currently outstanding non-secured notes issued under our Indentures dated as of

December 15, 1997; August 8, 2001; March 11, 2002; and December 10, 2004. See Note 10 to our condensed consolidated financial statements for additional information.
DCC Notes —Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes. See Notes 10 and 16 to our condensed consolidated financial statements for additional information.
ITEM 6. EXHIBITS
The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dana Corporation
(Registrant)

Date: May 31, 2006	/s/ Kenneth A. Hiltz

Kenneth A. Hiltz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report