Form 10-Q
period 2006-06-30
DANA CORP
filed 2006-08-01
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2006
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
Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2006

Common stock, $1 par value	150,374,968

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY AND YEAR-TO-DATE PERIODS
ENDED JUNE 30, 2006

FORWARD-LOOKING INFORMATION
Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent our present expectations based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our actual results could differ materially from those we currently anticipate or project due to a number of factors, including those discussed elsewhere in this report, the risk factors included in our Form 10-K for the year ended December 31, 2005 and the following:
•	The reorganization of Dana Corporation and forty of its wholly-owned domestic subsidiaries under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), which may have adverse consequences for Dana and our stakeholders and may or may not be successful;

•	The cyclical nature of the vehicular markets we serve, particularly the heavy-duty commercial vehicle market;

•	Changes in national and international economic conditions that affect our markets, such as increased fuel prices and legislation regulating vehicle emissions;

•	Increases in the cost of certain of our commodities (including steel, other raw materials and energy) that we cannot recoup in our product pricing;

•	Price reduction pressures from our customers;

•	Changes in business relationships with our major customers and in the timing, size and duration of their various programs;

•	Competitive pressures on our sales from other vehicle component suppliers;

•	Potential bankruptcy or consolidation of our key customers or suppliers;

•	The ability of our customers to maintain their market positions and achieve their projected sales and production levels;

•	Changes in the competitive environment in our markets due, in part, to outsourcing and consolidation by our customers;

•	Our ability to complete our previously announced strategic actions as contemplated, including the divestiture of our non-core engine hard parts, fluid products and pump products businesses; the operational restructuring in our Automotive Systems Group; and the establishment of a joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) in China;

•	The ability of our suppliers to maintain their projected production levels and furnish critical components for our products, as well as other necessary goods and services;

•	Our success in implementing our cost-savings, lean manufacturing and VA/VE (value added/value engineering) programs;

•	The strength of the U.S. dollar relative to other currencies in which we transact business;

•	Potential adverse effects on our operations and business resulting from terrorism or hostilities; and

•	Potential adverse effects that could result from enactment of proposed U.S. federal legislation relating to asbestos personal injury claims.
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

PART I – FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$2,300	$2,297	$4,497	$4,446
Costs and expenses
Cost of sales	2,157	2,139	4,250	4,161
Selling, general and administrative expenses	120	119	239	237
Other income, net	(38)	(20)	(55)	(53)

Income from continuing operations before interest, reorganization items and income taxes	61	59	63	101
Interest expense (contractual interest of $53 and $100 for the three and six months ended June 30, 2006)	26	40	65	82
Reorganization items, net	34	—	89	—

Income (loss) before income taxes	1	19	(91)	19
Income tax benefit (expense)	(36)	(4)	(58)	2
Minority interests	(2)	(2)	(3)	(5)
Equity in earnings of affiliates	6	13	16	21

Income (loss) from continuing operations	(31)	26	(136)	37
Income (loss) from discontinued operations	3	4	(18)	5

Income (loss) before effect of change in accounting	(28)	30	(154)	42
Effect of change in accounting	—	—	—	4

Net income (loss)	$(28)	$30	$(154)	$46

Basic earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(0.21)	$0.17	$(0.91)	$0.25
Income (loss) from discontinued operations	0.02	0.03	(0.12)	0.03
Effect of change in accounting	—	—	—	0.03

Net income (loss)	$(0.19)	$0.20	$(1.03)	$0.31

Diluted earnings (loss) per common share
Income (loss) from continuing operations before effect of change in accounting	$(0.21)	$0.17	$(0.91)	$0.25
Income (loss) from discontinued operations	0.02	0.03	(0.12)	0.03
Effect of change in accounting	—	—	—	0.02

Net income (loss)	$(0.19)	$0.20	$(1.03)	$0.30

Cash dividends declared and paid per common share	$—	$0.12	$—	$0.24

Average shares outstanding — Basic	150	150	150	150
Average shares outstanding — Diluted	150	151	150	151
The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$871	$762
Accounts receivable
Trade	1,352	1,064
Other	289	244
Inventories	681	664
Assets of discontinued operations	516	521
Other current assets	252	141

Total current assets	3,961	3,396
Investments and other assets	1,442	1,516
Investments in equity affiliates	850	818
Property, plant and equipment, net	1,703	1,628

Total assets	$7,956	$7,358

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$502	$2,578
Accounts payable	1,039	948
Liabilities of discontinued operations	191	201
Other accrued liabilities	758	1,137

Total current liabilities	2,490	4,864
Liabilities subject to compromise	3,959	—
Deferred employee benefits and other noncurrent liabilities	227	1,798
Long-term debt	16	67
Debtor-in-possession financing	700	—
Commitments and contingencies (Note 12)
Minority interest in consolidated subsidiaries	80	84
Shareholders’ equity	484	545

Total liabilities and shareholders’ equity	$7,956	$7,358

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income (loss)	$(154)	$46
Depreciation and amortization	135	163
Charges related to divestitures and asset sales	46	(5)
Reorganization charges	89	—
Payment of reorganization charges	(44)	—
Changes in working capital	(10)	(219)
Effect of change in accounting	—	(4)
Other	24	(130)

Net cash flows provided by (used for) operating activities	86	(149)

Investing activities
Purchases of property, plant and equipment	(182)	(124)
Proceeds from sales of other assets	28	137
Payments from partnerships	11	38
Payments received on leases and loans	6	—
Other	13	(11)

Net cash flows provided by (used for) investing activities	(124)	40

Financing activities
Net change in short-term debt	(549)	225
Payments of long-term debt	(4)	(45)
Proceeds from debtor-in-possession facility	700	—
Issuance of long-term debt	7	—
Dividends paid	—	(36)
Other	(7)	(3)

Net cash flows provided by financing activities	147	141

Net increase in cash and cash equivalents	109	32
Cash and cash equivalents — beginning of period	762	634

Cash and cash equivalents — end of period	$871	$666

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1.	Basis of Presentation

2.	Reorganization Under Chapter 11 of the Bankruptcy Code

3.	Recent Accounting Pronouncements

4.	Common Shares and Preferred Share Purchase Rights

5.	Goodwill

6.	Equity-Based Compensation

7.	Pension and Postretirement Benefit Plans

8.	Comprehensive Income

9.	Cash Deposits

10.	Financing Agreement

11.	Income Taxes

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Divestitures, Discontinued Operations and Realignment of Operations

15.	Segments

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
These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.
Accounting Requirements
As described in Note 2, Dana Corporation and certain subsidiaries are reorganizing under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code). American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in our statements of operations beginning in the quarter ended March 31, 2006. Our balance sheet must distinguish pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by our plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by or used for reorganization items must be disclosed separately in our statement of cash flows. We adopted SOP 90-7 effective March 3, 2006 (the Filing Date), and will prepare our financial statements in accordance with its requirements for the duration of the reorganization proceedings.
Note 2. Reorganization Under Chapter 11 of the Bankruptcy Code
On March 3, 2006, Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) nor any of our non-U.S. affiliates commenced any bankruptcy proceedings.
The wholly-owned subsidiaries included in the Bankruptcy Cases are Dakota New York Corp., Brake Systems, Inc., BWDAC, Inc., Coupled Products, Inc., Dana Atlantic LLC f/k/a Glacier Daido America, LLC, Dana Automotive Aftermarket, Inc., Dana Brazil Holdings I LLC f/k/a Wix Filtron LLC, Dana Brazil Holdings LLC f/k/a/ Dana Realty Funding LLC, Dana Information Technology LLC, Dana International Finance, Inc., Dana International Holdings, Inc., Dana Risk Management Services, Inc., Dana Technology Inc., Dana World Trade Corporation, Dandorr L.L.C., Dorr Leasing Corporation, DTF Trucking, Inc., Echlin-Ponce, Inc., EFMG LLC, EPE, Inc., ERS LLC, Flight Operations, Inc., Friction, Inc., Friction Materials, Inc., Glacier Vandervell, Inc., Hose & Tubing Products, Inc., Lipe Corporation, Long Automotive LLC, Long Cooling LLC, Long USA LLC, Midland Brake, Inc., Prattville Mfg., Inc., Reinz Wisconsin Gasket LLC, Spicer Heavy Axle & Brake, Inc., Spicer Heavy Axle Holdings, Inc., Spicer Outdoor Power Equipment Components LLC, Torque-Traction Integration Technologies, LLC, Torque-Traction Manufacturing Technologies, LLC, Torque-Traction Technologies, LLC and United Brake Systems Inc.

The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, we expect it to take 18 to 24 months from the Filing Date. Under an order entered by the Bankruptcy Court on June 28, 2006, the Debtors currently have the exclusive right to file a plan of reorganization until January 3, 2007. The Debtors are allowed, and currently expect, to seek an additional extension of this exclusive period.
Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our condensed consolidated financial statements. Our consolidated financial statements as of June 30, 2006 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.
Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002; and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations have been classified as liabilities subject to compromise in our condensed consolidated balance sheet as of June 30, 2006. In addition, the Chapter 11 filing for reorganization created an event of default under certain of our lease agreements. The ability of our creditors to seek remedies to enforce their rights under the agreements described above is automatically stayed as a result of our bankruptcy filing and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
As required by SOP 90-7, we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the original issuance discounts and the valuation adjustment related to the termination of interest rate swaps, which resulted in a pre-tax expense of $17 during March 2006 that is included in reorganization items in our condensed consolidated statement of operations.

An official committee of the Debtors’ unsecured creditors and an official committee of equity security holders have been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. We have filed a motion with the Bankruptcy Court for the appointment of an official committee of retired employees to act as representatives of persons receiving retiree health care benefits. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and financial advisors.
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
Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that the Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease and “rejecting” it means that the Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.
On June 30, 2006, the Debtors filed their schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. The Bankruptcy Court has set September 21, 2006 as the general bar date. This is the date by which most entities that assert a pre-petition claim against a Debtor must file a proof of claim in writing and in accordance with the order of the Bankruptcy Court entered on July 19, 2006. Differences between amounts recorded by the Debtors and claims filed by the creditors will be investigated and resolved as part of the proceedings in the Bankruptcy Cases. The ultimate number and allowed amounts of claims are not presently known.
The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations; claims of foreign vendors and certain suppliers that are critical to our continued operation; and certain customer program and warranty claims.
We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

DIP Credit Agreement
In March 2006, the Bankruptcy Court approved a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement), a $1,450 debtor-in-possession credit facility. This facility provides funding to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. See Note 10 for additional information.
DCC Notes
Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes (the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding a potential forbearance agreement (see Notes 10 and 14). Two DCC noteholders have commenced a lawsuit against DCC for nonpayment of the principal and interest on their DCC Notes which were due in April 2006, and have filed a motion for summary judgment which is scheduled for hearing in August 2006.
Financial Statement Presentation
Our condensed consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code all or some of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements, subject to Bankruptcy Court approval or otherwise as permitted in the ordinary course of business. Further, Dana’s plan of reorganization could materially change the amounts and classification of items reported in our historical consolidated financial statements.
Substantially all of the Debtors’ pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying condensed consolidated financial statements present the Debtors’ pre-petition debt of $1,585 within Liabilities subject to compromise. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise. Contractual interest on all debt, including the portion classified as Liabilities subject to compromise, amounted to $100 for the six months ended June 30, 2006. As required by SOP 90-7, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases, and orders of the Bankruptcy Court. Payment terms and amounts for these claims will be established in connection with the Bankruptcy Cases.

The Liabilities subject to compromise in the condensed consolidated and debtor-in-possession balance sheets consisted of the following items at June 30, 2006:

Accounts payable	$280
Pension and postretirement plan obligations	1,554
Debt (including accrued interest of $38)	1,623
Other	502

Consolidated liabilities subject to compromise	3,959
Payables to non-debtor subsidiaries	1,486

Debtors’ liabilities subject to compromise	$5,445

Other includes accrued liabilities for environmental, asbestos, product liability, income tax, deferred compensation, and lease rejection claims and warranty obligations.
Professional advisory fees and other costs directly associated with the reorganization are separately reported pursuant to SOP 90-7 as reorganization items. Professional fees include underwriting fees paid in connection with the DIP Credit Agreement, which were expensed in their entirety in March 2006. Also included in reorganization items are provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments and the underwriting fees related to the DIP Credit Agreement are associated with the initial phase of the reorganization and generally represent one-time charges.
The reorganization items in the condensed consolidated statements of operations for the three and six months ended June 30, 2006 consisted of the following items:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Professional fees	$30	$67
Debt valuation adjustments	—	17
Loss on rejection of leases	10	11
Investment income	(3)	(3)
Gain on settlement of claims	(3)	(3)

Total reorganization items	$34	$89

Debtor-in-Possession Financial Information
In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of and for the three and six months ended June 30, 2006. Inter-company balances between Debtors and non-debtors are not eliminated. The investment in non-debtor subsidiaries is recorded on an equity basis and, accordingly, the net loss reported in the Debtor-In-Possession Statement of Operations is equal to the consolidated net loss.

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Net sales
Customers	$1,126	$2,234
Non-debtor subsidiaries	65	126

	1,191	2,360
Costs and expenses
Cost of sales	1,191	2,381
Selling, general and administrative expenses	80	161
Other income, net	(45)	(85)

Loss from operations before interest, reorganization items and income taxes	(35)	(97)
Interest expense (contractual interest of $39 and $78 for the three and six months ended June 30, 2006)	12	43
Reorganization items, net	31	86

Loss before income taxes	(78)	(226)
Income tax expense	(9)	(10)
Equity in earnings of affiliates	(4)	(7)

Loss from continuing operations	(91)	(243)
Loss from discontinued operations	(14)	(43)
Equity in earnings of non-debtor subsidiaries	77	132

Net loss	$(28)	$(154)

DANA CORPORATION
DEBTOR-IN-POSSESSION BALANCE SHEET (Unaudited)

June 30, 2006
Assets
Current assets
Cash and cash equivalents	$282
Accounts receivable
Trade	589
Other	189
Inventories	252
Assets of discontinued operations	247
Other current assets	28

Total current assets	1,587
Investments and other assets	1,252
Investments in equity affiliates	566
Investments in non-debtor subsidiaries	3,237
Property, plant and equipment, net	726

Total assets	$7,368

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$370
Liabilities of discontinued operations	55
Other accrued liabilities	281

Total current liabilities	706

Liabilities subject to compromise	5,445

Deferred employee benefits and other noncurrent liabilities	31
Debtor-in-possession financing	700
Minority interest in consolidated subsidiaries	2
Shareholders’ equity	484

Total liabilities and shareholders’ equity	$7,368

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)

Six Months
Ended June 30,
2006
Operating activities
Net income (loss)	$(154)
Depreciation and amortization	60
Charges related to divestitures and asset sales	31
Reorganization charges	86
Payment of reorganization charges	(42)
Equity in earnings of non-debtor subsidiaries	(132)
Changes in working capital	30
Other	41

Net cash flows used for operating activities	(80)

Investing activities
Purchases of property, plant and equipment	(107)
Other	29

Net cash flows used for investing activities	(78)

Financing activities
Proceeds from debtor-in-possession facility	700
Net change in short-term debt	(546)

Net cash flows provided by financing activities	154

Net increase in cash and cash equivalents	(4)
Cash and cash equivalents — beginning of period	286

Cash and cash equivalents — end of period	$282

Note 3. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and error corrections is carried forward in SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material effect on our consolidated financial statements.
In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123(R)), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method. See Note 6 for information about our equity-based compensation plans.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which became effective January 1, 2006, requires the treatment of certain abnormal costs such as idle facility expense and excessive freight and handling charges as period expenses and requires that allocation of fixed overhead be based on normal capacity. We adopted SFAS No. 151 as of January 1, 2006. The new guidance does not have a material effect on our 2006 consolidated financial statements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements.
In July 2006, the FASB issued FASB Staff Position No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (FSP 13-2), which will require companies to recalculate the income recognition for a leveraged lease if there is a change or projected change in the timing of income tax cash flows directly related to the leveraged lease. FSP 13-2 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FSP 13-2 will have on our consolidated financial statements.
Note 4. Common Shares and Preferred Share Purchase Rights
The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Average shares outstanding for the period — basic	149.8	149.5	149.8	149.5
Plus: Incremental shares from:
Deferred compensation units	0.5	0.7	0.5	0.6
Restricted stock	—	0.2	—	0.3
Stock options	—	0.4	—	0.5

Potentially dilutive shares	0.5	1.3	0.5	1.4

Average shares outstanding for the period — diluted	150.3	150.8	150.3	150.9

The potentially dilutive shares shown above for the three and six months ended June 30, 2006, have been excluded from the computation, as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.
In addition, potential common shares of 13.6 and 14.2 for the 2006 and 2005 periods, respectively, have also been excluded from the computation of earnings per share, as the effect of including them is anti-dilutive in all periods shown. These shares represent stock options with exercise prices higher than the average share-trading price of our stock during the respective periods.
Subsequent event – Preferred Share Purchase Rights
We have a preferred share purchase rights plan that is designed to deter coercive or unfair takeover tactics. The plan, which has been in place since 1996, replaced a prior rights plan that was adopted in 1986 and expired after ten years. The plan is described in “Note 2. Preferred Share Purchase Rights” to the consolidated financial statements in our 2005 Form 10-K. Under the plan, one Series A Junior Participating Preferred Stock Purchase Right has been issued on each share of our common stock outstanding on and after July 25, 1996. The rights issued under the plan were scheduled to expire on July 25, 2006 under the terms of the Rights Agreement that governs the plan. On July 18, 2006, our Board adopted an amendment to the Rights Agreement to extend the expiration date of the rights for another ten years. Consequently, the rights will now expire at the close of business on July 25, 2016, unless exercised, redeemed or exchanged sooner. The extension is intended to preserve the status quo and continue the protection provided by the plan to Dana and all of our stakeholders while we proceed through the reorganization process.
Note 5. Goodwill
Changes in goodwill during the six months ended June 30, 2006, in both the Automotive Systems Group (ASG) and the Heavy Vehicle Technology Systems Group (HVTSG), were as follows:

		Effect of
	December 31,	Currency	June 30,
	2005	and Other	2006
ASG	$328	$14	$342
HVTSG	111	3	114

Total	$439	$17	$456

Note 6. Equity-Based Compensation
Stock Incentive Plan
Our Stock Incentive Plan (SIP) provides for the issuance of up to 28,850,000 shares of Dana common stock. Awards may be in the form of stock options, stock appreciation rights (SARs), restricted stock or units, performance shares or units, stock or other stock-based awards, at the discretion of the Compensation Committee of our Board.

Stock Options
All outstanding options under the SIP were granted at exercise prices equal to the market price of our underlying common shares on the date of the grant. The option grants generally provide that the options will vest and be exercisable in 25% increments at each of the first four anniversary dates of the grant and expire ten years from the date of the grant, with vesting accelerated upon retirement if age and service minimums are met.
The following table contains information about stock options granted, exercised, exercisable and lapsed or canceled in the six months ended June 30, 2006:

		Weighted Average
	Number	Exercise	Remaining
	of	Price	Contractual
	Options	(in $'s)	Life (Years)
Outstanding at December 31, 2005	15,300,698	$23.83	5.9
Granted
Exercised
Lapsed or canceled	(1,857,903)	$24.77

Outstanding at June 30, 2006	13,442,795	$23.70	5.4

Exercisable at June 30, 2006	12,751,650	$24.42	5.3

We adopted SFAS No. 123(R) as of January 1, 2006, using the modified prospective transition method. Under this method, our share-based compensation expense for the first six months of 2006 includes expense for all share-based awards granted prior to but not vested as of January 1, 2006, based on the grant date fair value. This expense is recognized on a straight-line basis over the period during which the employee is required to provide service to earn the award. For the three and six months ended June 30, 2006, such compensation expense, determined under the “fair value-based” method of accounting, totaled $1 and $1 and reduced our earnings per share by $0.00 and $0.01. Prior to 2006, as allowed by SFAS No. 123, we accounted for stock options using the intrinsic-value method in APB No. 25. Under that method, no compensation expense was recognized on the grant date, since the option exercise price equaled the market price of the underlying common shares on that date. The intrinsic value for options outstanding and exercisable at June 30, 2006 was nil.
The following table contains information about nonvested stock options granted, vested and forfeited during the six months ended June 30, 2006:

	Number	Weighted Average
	of	Grant Date Fair
	Options	Value (in $'s)
Nonvested at December 31, 2005	1,370,818	3.40
Granted	—	—
Vested	(554,116)	3.43
Forfeited	(125,557)	3.40

Nonvested at June 30, 2006	691,145	3.39

At June 30, 2006, there was $2 of total unrecognized compensation cost related to non-vested stock options, which we expect to recognize over a period of approximately one year. The total fair value of options that vested during the three and six months ended June 30, 2006, was $2 and $2.

Prior to 2006, as permitted by SFAS No. 123, we chose the “nominal vesting period approach” for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement eligible employees. Under this method, expense was recognized over the four-year vesting period. Under SFAS No. 123(R), we are required to continue applying this approach for unvested options granted prior to January 1, 2006, rather than the “non-substantive vesting period approach,” where expense recognition is made over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the three and six months ended June 30, 2006 would have increased $0 and $1 had we utilized the non-substantive vesting period approach for this period.
Under the modified prospective transition method, our financial results for the years prior to 2006 have not been restated. The following table contains information about our stock option expense for the three and six months ended June 30, 2005 on a pro-forma basis as if we had applied the fair value recognition provisions of SFAS No. 123(R):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Stock compensation expense, as reported	$1	$2
Stock option expense, pro forma	3	6

Stock compensation expense, pro forma	$4	$8

Net income, as reported	$30	$46
Net income, pro forma	27	40

Basic earnings per share
Net income, as reported	$0.20	$0.31
Net income, pro forma	0.18	0.27

Diluted earnings per share
Net income, as reported	$0.20	$0.30
Net income, pro forma	0.18	0.27
There were no grants in 2006.
The weighted average fair value of options granted during the three and six months of 2005 was $3.27 and $4.05 per share under the binomial method, using a weighted average market value at date of grant of $11.61 and $14.94; and the following weighted average assumptions: risk-free interest rate of 4.07% and 3.91%, a dividend yield of 2.83% and 2.68%, volatility of 31.50% to 33.07% and 30.71% to 31.50%, expected forfeitures of 16.70% and 17.33% and an expected option life of 6.85 and 6.77 years. The total intrinsic value of options exercised during these three- and six-months periods in 2005 was zero.
On December 1, 2005, our Compensation Committee approved the immediate vesting of all unvested stock options and SARs granted under the SIP with an option exercise price or an SAR grant price of $15.00 or more per share. As a result, unvested stock options to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $21.97 per share, became exercisable on December 1, 2005, rather than on the later dates when they would have vested in the normal course. The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would have otherwise been required to record following our adoption of SFAS No. 123(R). If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. As a result of the acceleration, the stock option expense reported for the six months ended June 30, 2006 was substantially lower than the amount disclosed for the comparable period in 2005.

Restricted Shares and Restricted Stock Units
Restricted shares and restricted stock units granted under the SIP are subject to forfeiture until the restrictions lapse or terminate. At December 31, 2005, there were 250,000 restricted shares and 50,000 restricted stock units outstanding, with an aggregate fair value of approximately $6. Unrecognized compensation for these shares and units was $2 at June 30, 2006. We expect to recognize that amount in 2006 to 2010. No restricted shares or restricted stock units were granted in the first six months of 2006. Claims with respect to restricted stock units that were not vested prior to our bankruptcy filing are pre-petition claims.
Performance Stock Awards (Performance Shares)
Performance shares awarded under the SIP will vest if Dana achieves certain pre-established performance goals selected by the Compensation Committee over two three-year performance periods (2004-2006 and 2005-2007). Generally, the employee must be actively employed with Dana at the end of the performance period for his performance shares to vest. Upon vesting, certain of the performance share awards will be payable in cash, while others will be payable in shares of Dana common stock. At December 31, 2005, there were 627,031 performance shares outstanding, 280,520 payable in stock and 346,511 payable in cash. No performance shares were granted in the first six months of 2006. We recorded compensation expense of $1 and $1 for the three and six months ended June 30, 2005 with respect to the performance shares. No expense was recorded in the first six months of 2006, as we no longer expect the performance goals to be met for either three-year performance period.
1999 Restricted Stock Plan
The Compensation Committee may also grant restricted shares to key employees under our 1999 Restricted Stock Plan (1999 RSP). These shares are subject to forfeiture until the restrictions lapse or terminate. Generally, the employee must remain employed by Dana for at least three years after the date of grant to avoid forfeiting the shares. Historically, dividends have been credited on granted restricted shares in the form of additional restricted shares.
Before 2005, participants in the 1999 RSP could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. The 1999 RSP provides that such units be credited with the equivalent of dividends and be payable in unrestricted stock upon the employee’s retirement or termination of employment unless subject to forfeiture at such time. Claims with respect to restricted stock units granted under the 1999 RSP that vested prior to our bankruptcy filing are pre-petition claims.
The following table contains information about the restricted shares granted, vested and forfeited under the 1999 RSP in the six months ended June 30, 2006:

	Weighted Average
	Grant Date
	Fair Value	Shares
Balance, beginning of period	$16.64	815,070
Granted		—
Vested	17.42	(129,392)
Forfeited	17.41	(95,487)

Balance, end of period	$16.34	590,191

The aggregate fair value of the restricted shares that vested in the three and six months ended June 30, 2006 was less than $1. Compensation expense recognized under the 1999 RSP with respect to these shares was less than $1 in these two periods. The remaining unrecognized compensation related to these shares totaled $4 at June 30, 2006. We expect to recognize that amount in 2006 through 2011.

Note 7. Pension and Postretirement Benefit Plans
Components of net periodic benefit costs for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$11	$13	$23	$26
Interest cost	41	40	82	80
Expected return on plan assets	(50)	(52)	(101)	(104)
Amortization of prior service cost	1	1	2	2
Recognized net actuarial loss	8	6	16	12
Loss on settlements	7		11

Net periodic benefit cost	$18	$8	$33	$16

Other Benefits
Service cost	$3	$3	$6	$6
Interest cost	23	25	45	50
Amortization of prior service cost	(3)	(3)	(7)	(6)
Recognized net actuarial loss	10	9	20	18

Net periodic benefit cost	$33	$34	$64	$68

Based on the amount of lump sum payments of pension benefits during the six months ended June 30, 2006, we recognized settlement costs of $11, representing a portion of the previously unrecognized net actuarial loss.
Note 8. Comprehensive Income
Comprehensive income (loss) includes net income (loss) and components of other comprehensive income (loss), such as foreign currency translation gains and losses that are charged or credited directly to shareholders’ equity. The components of our total comprehensive loss for the three and six months ended June 30, 2006 and 2005 follow:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(28)	$30	$(154)	$46
Other comprehensive income (loss):
Deferred translation gain (loss)	57	(58)	90	(118)
Other	(2)	1	—	5

Total comprehensive income (loss)	$27	$(27)	$(64)	$(67)

The $57 deferred translation gain reported for the three months ended June 30, 2006 was primarily the result of the strengthening of the euro ($44), Canadian dollar ($16) and British pound ($14) relative to the U.S. dollar. These gains were partially offset by the effects of a weaker South African rand ($7) and Mexican peso ($4). The $90 deferred gain for the six months ended June 30, 2006 was due largely to a stronger euro ($60), Brazilian real ($23), British pound ($15) and Canadian dollar ($14). The South African rand ($6) and Mexican peso ($4) both lost value relative to the U.S. dollar, partially offsetting the gains.
The deferred translation loss reported for the three months ended June 30, 2005 was $58. The decline in the euro ($57), British pound ($10) and Swedish krona ($7) accounted for the largest components of the quarterly change. The same currencies were primarily responsible for the $118 deferred loss for the six months ended June 30, 2005. The euro ($97), British pound ($49), Swedish krona ($12) and Canadian dollar ($9) all fell in value relative to the U.S. dollar. These effects were partially offset by the impact of a stronger Brazilian real ($30).

Note 9. Cash Deposits
At June 30, 2006, we maintained cash deposits of $111, to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most jurisdictions, these cash payments can be withdrawn if we provide comparable security in the form of letters of credit. Our banking facilities provide for the issuance of letters of credit and the availability at June 30, 2006 was adequate to cover the amounts on deposit.
Note 10. Financing Agreements
DCC Notes
At June 30, 2006, long-term debt at DCC included medium-term and private placement notes (the DCC Notes) totaling $399, including $275 outstanding under a $500 Medium Term Note Program established during 1999. The DCC Notes are general, unsecured obligations of DCC. Following Dana’s bankruptcy filing, the holders of a majority of the DCC Notes formed an Ad Hoc Committee of Noteholders with which DCC has been discussing the potential for restructuring the DCC Notes. A successful outcome of DCC’s efforts to complete a restructuring of the DCC Notes with the Ad Hoc Committee and its other noteholders cannot be assured. See Note 14 for further information.
Debt Reclassification
Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002 and December 10, 2004, and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as Liabilities subject to compromise (see Note 2), and the unsecured DCC notes have been classified as part of the current portion of long-term debt in our condensed consolidated balance sheet. As a result of the first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability. Certain non-U.S. borrowings totaling $16 continue to be classified as Long-term debt.
DIP Credit Agreement
Dana, as borrower, and our debtor U.S. subsidiaries, as guarantors, are parties to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) with Citicorp North America, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. as lenders. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court in March 2006. The aggregate amount of the facility is $1,450, including a $750 revolving credit facility (of which $400 is available for the issuance of letters of credit) and a $700 term loan facility.
All of the loans and other obligations under the DIP Credit Agreement will be due and payable on the earlier of 24 months after the effective date of the DIP Credit Agreement or the consummation of a plan of reorganization under the Bankruptcy Code. Prior to maturity, Dana will be required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments, and from the proceeds of certain asset sales, unless reinvested. Such prepayments, if required, are to be applied first to the term loan facility and second to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder.
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

Under the DIP Credit Agreement, Dana and each of its subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness (beyond that permitted by the agreement), guaranties, dividends, transactions with affiliates, claims in its bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale-leasebacks.
Additionally, the DIP Credit Agreement requires us to (i) maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), for each period beginning on March 1, 2006 and ending on the last day of each month from May 2006 through February 2007, and (ii) a rolling 12-month cumulative EBITDAR for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability of $100 under the DIP Credit Agreement at all times. The DIP Credit Agreement provides for certain events of default customary for debtor-in-possession financings of this type including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the agreement at June 30, 2006.
In March 2006, we borrowed $700 under the $1,450 DIP Credit Agreement and used the proceeds to pay off debt obligations outstanding under our prior five-year bank facility (which had provided us with $400 in borrowing capacity), our accounts receivable securitization program (which had provided us with up to $275 borrowing capacity to meet periodic demand for short-term financing), and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses. As of June 30, 2006, we have utilized $239 of the net availability under the facility for the issuance of letters of credit.
Canadian Credit Agreement
In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada, JPMorgan Chase Bank, N.A., Toronto Branch, and Bank of America, N.A., Canada Branch, as issuing banks. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At June 30, 2006, there were no borrowings under the Canadian Credit Agreement.
All of the loans and other obligations under the Canadian Credit Agreement will be due and payable on the earlier of (i) 24 months after the effective date of the Canadian Credit Agreement or (ii) the termination of the DIP Credit Agreement. Prior to maturity, Dana Canada will be required to make mandatory prepayments under the Canadian Credit Agreement in the event that loans and letters of credit exceed the available commitments.
Interest under the Canadian Credit Agreement will accrue, at Dana Canada’s option, either at (i) LIBOR plus a per annum margin of 2.25% or (ii) the prime rate in Toronto plus a per annum margin of 1.25%. Dana Canada will pay a fee for issued and undrawn letters of credit in an amount per annum equal to 2.25%. Dana Canada will also pay a commitment fee of 0.375% per annum for unused committed amounts under the facility.
The Canadian Credit Agreement is guaranteed by substantially all of the Canadian affiliates of Dana Canada. As collateral, Dana Canada and each of its guarantor affiliates has granted a security interest in and lien on effectively all of its assets, including a pledge of 66% of the equity interests of each direct foreign subsidiary owned by Dana Canada and each of its Canadian affiliates.

Under the Canadian Credit Agreement, Dana Canada and each of its Canadian affiliates will be required to comply with customary affirmative covenants for facilities of this type, including covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations. Dana Canada and each of its Canadian affiliates will also be required to comply with customary negative covenants for facilities of this type, including limitations on liens, additional indebtedness, guarantees, dividends, transactions with affiliates, investments, asset dispositions, nature of business, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, restrictions affecting subsidiaries, and sale and lease-backs. In addition, Dana Canada must maintain a minimum availability under the Canadian Credit Agreement of $20.
The Canadian Credit Agreement provides for certain events of default customary for facilities of this type including cross default with the DIP Credit Agreement. Upon the occurrence and continuance of an event of default, Dana Canada’s lenders may have the right, among other things, to terminate their commitments under the Canadian Credit Agreement, accelerate the repayment of all of Dana Canada’s obligations thereunder and foreclose on the collateral granted to them. As of June 30, 2006, there were no borrowings under this agreement.
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
Since we no longer recognize income tax benefits on our U.S. losses, the income tax expense of $36 and $58 for the three and six months ended June 30, 2006 differs from $0 provision and a $32 tax benefit for the three and six months ended June 30, 2006 that would be expected using a U.S. federal statutory tax rate of 35%. With no U.S. tax benefit, the income tax expense reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2006, is primarily the tax on profits of our non-U.S. operations at the expected annual effective tax rates.
We recognized $4 of income tax expense and $2 of income tax benefits for the three and six months ended June 30, 2005 as compared to tax expenses of $7 and $7 that would have been expected using a U.S. federal statutory rate of 35%. The tax benefits resulted primarily from the release of valuation allowances against certain deferred tax assets and lower rates on international income, partially offset by higher tax expenses resulting from enactment of a new tax system in the State of Ohio.
Note 12. Commitments and Contingencies
Impact of Our Bankruptcy Filing
Under the Bankruptcy Code, the filing of our petition on March 3, 2006 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
Dana and certain of our current and former officers are defendants in a consolidated securities class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. We expect that a consolidated amended complaint will be filed in August 2006 in which Dana will not be named as a defendant. Two shareholder derivative actions are also pending in the same court naming our current directors, certain former directors and certain current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. These claims have been stayed. In addition, the plaintiff in one of these actions has asserted class claims characterizing Dana’s bankruptcy filing as having been made in bad faith. Defendants intend to move to dismiss or stay these claims. A hearing on this motion has been set for January 2007. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.

SEC Investigation
In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the Securities and Exchange Commission (SEC) of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
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
Tax Matters
We are involved in various tax matters, including transactions for which the related tax regulations are relatively new and/or subject to interpretation. A number of years may elapse before a particular matter is audited and a tax adjustment is proposed by the taxing authority. The years with open tax audits vary depending on the tax jurisdiction. We establish a liability when the payment of additional taxes related to certain matters is considered probable and the amount is reasonably estimable. We adjust these liabilities, including the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. These liabilities are recorded in Other accrued liabilities in our condensed consolidated balance sheet. Favorable resolution of tax matters for which a liability had previously been recorded would result in a reduction of income tax expense when payment of the tax is no longer considered probable.
Asbestos-Related Product Liabilities
Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits have been stayed during our reorganization process and claimants may not commence new lawsuits against us for pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. The claims bar date order entered by the Bankruptcy Court on July 19, 2006 does not set a deadline for claimants asserting asbestos-related personal injury claims to file proofs of claim. However, claims alleging potential asbestos-related liability by insurers or other third parties who are not one of the allegedly injured individuals or one of their personal representatives, and any claims for property damage, must be filed by September 21, 2006. Our obligations with respect to asbestos claims will be resolved pursuant to our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

We had approximately 76,000 active pending asbestos-related product liability claims at June 30, 2006, compared to 77,000 at December 31, 2005, including 9,000 and 10,000 claims, respectively, that were settled but awaiting final documentation and payment. We had accrued $96 for indemnity and defense costs for pending asbestos-related product liability claims at June 30, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
The methodology we use for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on this analysis, we estimated our potential liability through 2020 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at June 30, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2020, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
At June 30, 2006, we had recorded $79 as an asset for probable recovery from our insurers for the pending and projected claims, compared to $78 at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections under our existing coverage which we intend to adopt in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received a payment of $2 in the first quarter of 2006 and $6 in the second quarter of 2006. Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount is evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.
In addition, we had a net amount recoverable from our insurers and others of $14 at June 30, 2006 compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities
We had accrued $8 for contingent non-asbestos product liability costs at June 30, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
Environmental Liabilities
We had accrued $59 for contingent environmental liabilities at June 30, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated liabilities for the three Operable Units (OUs) at this site at June 30, 2006 remained unchanged from our estimates at December 31, 2005: $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) at OU 1 relating to off-site soil contamination; $14 for future remedial work at OU 2 relating to on-site soil contamination; and less than $1 at OU 3 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination. Our obligations at this site occurred before the Filing Date and we believe they constitute pre-petition liabilities. Consequently, we have discontinued our work in connection with the RI/FS at OU 3 and informed the EPA that, as an unsecured creditor, it will receive notice of the bar date for filing a proof of claim.

Other Liabilities Related to Asbestos Claims
Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (the CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At June 30, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
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
Note 13. Warranty Obligations
We record a liability for estimated warranty obligations at the time our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$95	$72	$91	$80
Amounts accrued for current period sales	10	7	25	15
Adjustments of prior accrual estimates	1	(2)	1	(3)
Change in accounting				(6)
Settlements of warranty claims	(12)	(11)	(24)	(19)
Foreign currency translation	1	(1)	2	(2)

Balance, end of period	$95	$65	$95	$65

In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer to accounting for the warranty liabilities based on our costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with generally accepted accounting principles, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the six months ended June 30, 2005. Warranty obligations that are not subject to compromise are reported as Other accrued liabilities in the condensed consolidated balance sheet.

Note 14. Divestitures, Discontinued Operations and Realignment of Operations
Divestitures
Dana Credit Corporation
DCC has been divesting its businesses and assets in accordance with plans originally announced in October 2001, and these activities continued during the first half of 2006 as DCC sold assets in individually structured transactions. DCC reduced its assets to $475 at June 30, 2006, primarily through asset sales and normal portfolio runoff, and we recognized after-tax gains and losses during the first half of 2005 and 2006 as shown in the table below.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Asset reduction	$35	$115	$85	$190
After-tax gain (loss)	$(1)	$3	$(10)	$4
In February 2006, DCC signed a purchase and sale agreement to sell its remaining interest in a limited partnership that owns and operates a hotel, apartment and commercial complex. Accordingly, in the first quarter of 2006, DCC recorded a $14 provision to reduce the asset carrying value to $95, the fair value less cost to sell based upon the agreed selling price. An additional provision of $1 was recorded in the second quarter. The partnership also includes $55 of nonrecourse debt that will be assumed by the buyer at time of sale. As the transaction is expected to close by September 30, 2006, the investment and nonrecourse debt have been reclassified to current accounts.
Subsequent event — Dana Credit Corporation
Following Dana’s bankruptcy filing, the holders of the majority of the outstanding principal amount of DCC Notes formed an Ad Hoc Committee, which asserted that the DCC Notes became immediately due and payable as a result of the filing. DCC has been engaged in ongoing discussions with the Ad Hoc Committee regarding a forbearance agreement.
DCC and the Ad Hoc Committee are currently negotiating a forbearance agreement under which DCC will undertake to use commercially reasonable efforts to sell its lease and other portfolio assets over a period of 24 months and use the proceeds to make payments to the holders of the DCC Notes who agree to forbear. Accordingly, the sale of DCC’s assets could occur on a more expedited basis than had been previously anticipated and DCC would no longer expect to retain certain assets for extended periods of time. In that event, based on current market conditions, interest rates and other factors impacting the market value of DCC’s assets, we would expect to receive estimated asset sale proceeds in the range of $200 to $300 for DCC’s remaining assets, which have a net book value of $475. If and when a forbearance agreement is executed that results in a decision to sell these assets we would record an impairment based on the terms of the agreement and the fair value of the assets, less cost to sell. We would not recognize a tax benefit for this expected pre-tax loss because of the uncertainty about our ability to realize this tax benefit (see Note 11).
Discontinued Operations
The engine hard parts, fluid products and pump products businesses that we intend to divest in 2006 are aggregated and presented as discontinued operations. In the motions and affidavits presented to the Bankruptcy Court on the Filing Date, Dana advised the court of its plan to sell the discontinued operations, and the anticipated proceeds were included in the court-approved DIP Credit Agreement budget. Any final sale will be subject to Bankruptcy Court approval.

The results of the discontinued operations for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales	$328	$330	$653	$665
Cost of sales	307	308	607	625
Selling, general and administrative expenses	15	19	33	38
Other expense (income) , net	3	—	32	(1)

Income (loss) before income taxes	3	3	(19)	3
Income tax benefit	—	1	1	2

Income (loss) from discontinued operations	$3	$4	$(18)	$5

In 2005, we had reduced the carrying value of certain businesses comprising our discontinued operations to fair value less costs to sell. During the first and second quarters of 2006, we monitored changes in both the expected proceeds and the underlying net assets to determine whether additional adjustments were appropriate. Capital expenditures and currency fluctuations combined caused net assets to increase in the second quarter after decreasing slightly in the first quarter. These businesses also experienced increases in raw material costs which reduced both the gross margins of the discontinued operations and the proceeds anticipated from the related divestitures. As a result of these changes, we recorded net non-cash adjustments in Other expense of $(3) and $21 in the three months and six months ended June 30, 2006 to adjust these assets to their fair value less costs to sell and we recorded transaction costs of $3 and $10. Tax benefits of these adjustments were $3 and $5 in the three months and six months ended June 30, 2006.
The assets and liabilities of discontinued operations reported in the condensed consolidated balance sheet as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
Assets of discontinued operations:
Accounts receivable	$265	$212
Inventories	134	141
Cash and other current assets	12	7
Goodwill	—	4
Investments and other assets	77	101
Investments in leases	7	8
Property, plant and equipment	21	48

Total assets of discontinued operations	$516	$521

Liabilities of discontinued operations
Accounts payable	$113	$123
Accrued payroll and employee benefits	41	40
Other current liabilities	29	30
Other noncurrent liabilities	8	8

Total liabilities of discontinued operations	$191	$201

In the condensed consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. They are reported in the respective categories of the condensed consolidated statement of cash flows along with those of our continuing operations.

Realignment of Operations
The following summarizes the charges and payments for the realignment activity recorded in our continuing operations for the six months ended June 30, 2006:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2005	$41	$15	$56
Activity during the quarter
Charges to expense	—	3	3
Adjustment of accrual	(1)	(1)	(2)
Adjustments due to bankruptcy	—	(2)	(2)
Cash payments	(4)	(2)	(6)

Balance at June 30, 2006	$36	$13	$49

At June 30, 2006, $49 of restructuring charges remained in accrued liabilities. This balance was comprised of $36 for the reduction of approximately 1,350 employees to be completed in 2006 and $13 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $19 for the remainder of 2006, $17 in 2007 and $13 thereafter.
Completion of realignment initiatives generally occurs over multiple reporting periods. In connection with the realignment initiatives that were approved and announced but had not yet been completed at June 30, 2006, we have expensed $89, including $3 in the six months ended June 30, 2006. In addition to the $49 accrued at June 30, 2006, we estimate that an additional $33 will be expensed in connection with the completion of the pending initiatives. The following table provides project-to-date and estimated future expenses for completion of our realignment initiatives by business unit.

	Expense Recognized
		Year-to-		Future
	Prior to	Date		Cost to
	2006	2006	Total	Complete
ASG	$39	$3	$42	$33
HVTSG	34	—	34	—
Corporate and other	13	—	13	—

Total	$86	$3	$89	$33

Subsequent event — Joint Venture Dissolution
In July 2006, Dana and Desc Automotriz, S.A. de C.V. (Desc) completed the dissolution of their Mexican joint venture, Spicer S.A. de C.V. As part of the dissolution, Dana assumed 100% ownership of the operations that manufacture and assemble axles, driveshafts, gears, forgings and castings in which we previously held an indirect 49% interest. Desc, in turn, assumed full ownership of the transmission and aftermarket gasket operations. We previously held a 51% interest in these operations. Along with exchanging our minority interest in the joint venture, Dana also made a cash payment of $19.5 to Desc. The five Mexico-based manufacturing operations of which Dana acquired full ownership had total sales of $296 in 2005, a substantial portion of which was to Dana. Dana expects to benefit from the addition of technologically advanced operations that support the core axle and driveshaft businesses, and from the manufacturing cost efficiencies that come from expanding our global presence in this key competitive location.

Note 15. Segments
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
Operating profit after tax (OPAT) is the key internal measure of performance used by management as a measure of segment profitability. With the exception of DCC, OPAT represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is OPAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments that is more comparable to that of a free standing entity. The allocation is based on segment sales because it is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.
The accounting guidance does not permit the allocation of corporate expenses to discontinued operations and we have elected not to allocate interest expense to discontinued operations. Therefore, we have included the corporate expenses and interest expense previously allocated to the three ASG businesses held for sale in Other in the segment table below. These amounts totaled $6 and $6 in the three months ended June 30, 2006 and 2005 and $12 and $13 in the six months ended June 30, 2006 and 2005. We believe this avoids distorting the net profit (loss) previously reported for the remaining business units and presents amounts indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of the three held-for-sale businesses.
The Other category also includes businesses unrelated to the segments, trailing liabilities for certain closed plants and the expense of corporate administrative functions. In addition, Other includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the Net Profit (Loss) column, Other includes the net profit or loss of businesses not assigned to the segments and certain divested businesses (but not discontinued operations), minority interest in earnings of unconsolidated affiliates and the tax differential.

Information used to evaluate our operating segments for the three months ended June 30, 2006 and 2005 is as follows:

		Inter-		Net
	External	Segment		Profit
2006	Sales	Sales	OPAT	(Loss)
ASG	$1,526	$33	$48	$21
HVTSG	767	3	27	8
DCC			8	8

	2,293	36	83	37
Other	7	12	(80)	(34)

Total continuing operations	2,300	48	3	3
Discontinued operations			3	3

Total operations			6	6
Reorganization items			(34)	(34)

Consolidated	$2,300	$48	$(28)	$(28)

2005
ASG	$1,584	$28	$54	$25
HVTSG	705	1	20	4
DCC			1	1

	2,289	29	75	30
Other	8	16	(49)	(4)

Total continuing operations	2,297	45	26	26
Discontinued operations			4	4

Total operations			30	30
Effect of change in accounting			—	—

Consolidated	$2,297	$45	$30	$30

Information used to evaluate our operating segments for the six months ended June 30, 2006 and 2005 is as follows:

		Inter-		Net
	External	Segment		Profit
2006	Sales	Sales	OPAT	(Loss)
ASG	$3,000	$64	$77	$20
HVTSG	1,485	4	47	11
DCC			1	1

	4,485	68	125	32
Other	12	24	(172)	(79)

Total continuing operations	4,497	92	(47)	(47)
Discontinued operations			(18)	(18)

Total operations			(65)	(65)
Reorganization items			(89)	(89)

Consolidated	$4,497	$92	$(154)	$(154)

2005
ASG	$3,059	$59	$93	$34
HVTSG	1,372	2	39	7
DCC			9	9

	4,431	61	141	50
Other	15	30	(104)	(13)

Total continuing operations	4,446	91	37	37
Discontinued operations			5	5

Total operations			42	42
Effect of change in accounting			4	4

Consolidated	$4,446	$91	$46	$46

DCC has been divesting its businesses and assets in accordance with plans announced in October 2001 and these activities are continuing during 2006. DCC is currently negotiating a forbearance agreement with an Ad Hoc committee formed by its noteholders which, if finalized and executed as currently contemplated, could result in the sale of DCC assets in a more expedited timeframe than previously anticipated (see Notes 10 and 14).

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
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
On March 3, 2006 (the Filing Date), Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Neither DCC nor any of our non-U.S. affiliates commenced any bankruptcy proceedings. See Note 2 to our condensed consolidated financial statements for a list of the wholly owned subsidiaries included in the Bankruptcy Cases.
The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to proceed with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we intend to take steps to reduce costs, increase efficiency and enhance productivity. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, we expect it to take 18 to 24 months from the Filing Date. Under an order entered by the Bankruptcy Court on June 28, 2006, the Debtors currently have the exclusive right to file a plan of reorganization until January 3, 2007. The Debtors are allowed, and currently expect, to seek an additional extension of this exclusive period.
In March 2006, the Bankruptcy Court granted final approval of our $1,450 DIP Credit Agreement. This facility provides funding to continue our operations without disruption to our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition (i.e., after the Filing Date). These included orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition (i.e., pre-Filing Date) wages and salaries, honor our obligations to our customers and pay some or all of the pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.

An official committee of the Debtors’ unsecured creditors and an official committee of equity security holders have been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court. We have filed a motion with the Bankruptcy Court for the appointment of an official committee of retired employees to act as representatives of persons receiving retiree health care benefits. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and financial advisors.
Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that the Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease; and “rejecting” it means that the Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.
On June 30, 2006, the Debtors filed their schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. The Bankruptcy Court has set September 21, 2006 as the general bar date. This is the date by which most entities that assert a pre-petition claim against a Debtor must file a proof of claim in writing and in accordance with the order of the Bankruptcy Court entered on July 19, 2006.
We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by their creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed, or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our reorganization goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time the Debtors emerge from bankruptcy there will be no certainty about our ability to continue as a going concern. If the reorganization is not completed, we could be forced to sell a significant portion of our assets to retire outstanding debt or, under certain circumstances, to cease operations.
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
DCC Notes
Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes (the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding a potential forbearance agreement (see Notes 10 and 14). Two DCC noteholders have commenced a lawsuit against DCC for nonpayment of the principal and interest on their DCC Notes which were due in April 2006, and have filed a motion for summary judgment which is scheduled for hearing in August 2006.

Business
Our products are managed globally through two market-focused business units – ASG and HVTSG. ASG primarily supports the original equipment manufacturers (OEMs) of light vehicles, including light trucks (sport utility vehicles (SUVs), pickup trucks, crossover vehicles (CUVs) and vans) and passenger cars, and manufactures driveshafts for the commercial vehicle market. HVTSG supports the OEMs of medium-duty and heavy-duty (Class 5 through Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily construction and agriculture vehicles).
Production levels in our key markets for the past three years, along with our outlook for 2006, are shown below:

	Production Units
	Dana’s
	Outlook	Actual
	2006	2005	2004	2003
Light vehicle (in millions):
North America	15.6	15.8	15.8	15.9
Europe	22.1	21.8	21.7	19.6
Asia Pacific	25.3	23.7	22.2	20.5
South America	2.7	2.8	2.5	1.9

North American commercial vehicle (in thousands):
Medium-duty (Class 5-7)	247	244	225	196
Heavy-duty (Class 8)	356	333	263	177

Off-Highway (in thousands)*
North America	361	353	325	281
Western Europe	447	453	450	452
Asia-Pacific	564	549	526	480
South America	73	69	65	61

*	Wheeled vehicles in construction, agriculture, mining, material handling and forestry applications.
Trends in Our Markets
Changing Consumer Preferences
Light trucks comprise our primary business within the light vehicle market. In recent years, light truck sales have generally been stronger than those of passenger cars, as consumer interest in SUVs and CUVs increased. More recently, however, the higher price of gasoline has negatively impacted the traditional light truck market. SUVs in particular have experienced a significant drop in demand, largely attributable to higher fuel prices and an increased interest in CUVs and, to a lesser extent, in passenger cars.
During the first six months of 2006, North American light vehicle production levels were comparable to the same period of 2005. However, within that market, production of light trucks was down about 6% and passenger car production was up about 8% when compared to the same period in 2005. For the second quarter, North American light duty production was down 4% compared to 2005, with light trucks down about 8%, and passenger cars up about 1%.
Overall, inventory levels of North American light vehicles, particularly light trucks, have increased over the first six months of 2006, even though production has been relatively comparable for all light vehicles, or in the case of light trucks, down about 6%. Total light vehicle inventories represented about 67 days’ supply at June 30, 2006, as compared to 65 days at December 31, 2005 and 58 days at June 30, 2005. In the light truck segment, days’ supply was 83 at June 30, 2006, compared to 71 days at December 31, 2005 and 64 days at June 30, 2005.

OEM Pricing Pressures
We have been negatively impacted by reduced light truck production and by a continuing market share decline experienced by our two largest customers – Ford Motor Company (Ford) and General Motors Corporation (GM). Light trucks are important to the profitability of companies like Ford and GM, and the decline in demand and production of these vehicles and recent re-introduction of customer price incentives for such vehicles by these companies have adversely affected their financial performance. As a result, we and other suppliers in the light vehicle market face the challenge of continued price reduction pressure from these customers.
High Commodity Prices
The increased cost of steel, other raw materials and energy has had a significant adverse impact on our results and those of others in our industry for the past two years. With steel in particular, suppliers began assessing price surcharges and increasing base prices during the first quarter of 2004, and these continued throughout 2005 and the first half of 2006. While leverage continues to be on the side of the steel suppliers at the present time, we have taken actions to mitigate the impact by consolidating purchases, taking advantage of OEMs’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on steel. We are also working with our customers to recover the increases in the cost of steel, either in the form of increased selling prices or reductions in price-downs that they expect from us.
Although scrap steel prices declined during mid-2005, they began increasing again during the latter part of 2005. Prices have continued to increase in 2006, with average prices on the #1 Bundled, Tri Cities Scrap index for the first six months of 2006 being up 22% over the first six months of 2005. Average prices on the index for the three months ended June 30, 2006 were up about 60% over the second quarter of 2005.
Cost increases on raw materials other than steel have been significant over the past year. First six months 2006 average prices for aluminum, copper and brass increased approximately 33%, 90% and 95%, respectively, over prices for the first six months of 2005.
2007 Heavy-Duty Truck Emissions Regulations
Pre-buying in advance of more stringent heavy-truck emission regulations taking effect in North America in 2007 has resulted in a strong 2006 commercial vehicle market. Class 8 North American production for the second quarter was up about 2% from last year, with medium duty (Class 5-7) production up about the same. For the six months ended June 30, 2006, Class 8 production was 7% higher than 2005, while medium duty production was down about 2%. We expect that production in both categories will decline in 2007 as the demand for vehicles in these categories declines after the 2006 pre-buying.
Customer and Supplier Bankruptcies – Another issue facing our markets is both supplier and customer bankruptcies. Bankruptcies in our industry can be very disruptive to pricing patterns and can create a potential for supply disruptions or credit exposures.

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
Net new business is expected to contribute approximately $410, $440 and $110 of sales in 2006, 2007 and 2008, respectively. The majority of this net new business is outside North America with customers other than the traditional Detroit-based Ford, GM and DaimlerChrysler (Big Three). We are pursuing a number of additional opportunities that could further increase our new business for the second half of 2006 and beyond.
United States Profitability
Given the losses we have experienced in recent years in the U.S. and the near-term prospects for continued losses, we concluded in 2005 that it was not “more likely than not” that our U.S. deferred tax assets would be realized in the future. Until such time as we are able to sustain profitability in the U.S., any loss or profits attributable to the U.S. will not be “tax-effected,” meaning that the before-tax profit or loss amount will not be adjusted for federal income taxes.
Business Strategy
Our strategy is to operate efficiently as one integrated company focused on growing our core light- and heavy-duty drivetrain products (axles and driveshafts), structures, sealing and thermal businesses. This focused product array will help us to better support our global automotive, commercial vehicle and off-highway markets. Our strategy also includes achieving much stronger operating levels and lower costs.
Our short-term strategy for 2006 is to continue normal business operations during the pendency of the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements, as appropriate, to enhance performance. We have retained a third-party financial advisor and a restructuring advisor to assist us in developing a Chapter 11 reorganization plan. We intend to utilize the reorganization process to help drive necessary change in our U.S. operations in furtherance of our corporate strategy. We intend to proceed with a number of divestitures and restructuring initiatives (which have been previously announced), including the sale of several non-core businesses, the closure of certain facilities, and the shift of production to lower-cost locations. We intend to effect fundamental, not incremental, changes to our business.

During the second half of 2006, we will continue to pursue the following strategies.
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
We have completed the following actions to balance capacity and enhance manufacturing efficiencies in our Commercial Vehicle business:
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
In July 2006, we completed the dissolution of our Mexican joint venture with Desc, Spicer S.A. de C.V., that was previously approved by the Bankruptcy Court. As part of the dissolution, Dana assumed full ownership of operations that manufacture and assemble axles, driveshafts, gears, forgings and castings. We previously held an indirect 49% interest in such operations.
We are continuing to take steps to implement a joint venture with Dongfeng to develop and produce commercial vehicle axles in China.
We have begun assembling off-highway axles and transmissions in Gyor, Hungary. Our new facility currently employs about 50 people in the assembly, testing, painting and packaging of axles and transmissions for agricultural and construction vehicles. These products are supporting both European and export markets.
Increasing the efficiency of production and non-production processes.
We are continuing to focus on the day-to-day execution of our productivity and efficiency processes, which are critical to strengthening our performance. Our lean manufacturing and Six Sigma teams are focused on increasing efficiencies and reducing costs in our production facilities. Our value analysis/value engineering (VA/VE) teams are continuing their efforts to remove cost from products already being manufactured, as well as those still in development.

Our support functions, including purchasing, information technology, finance and human resources, are continuing their various efficiency and cost reduction efforts. These efforts generally involve a more centralized model, commonality of systems and standardized processes.
In 2005, we announced a targeted deduction in our salaried workforce of at least 5% and reductions to benefit programs which were expected to generate cost savings of more than $40 million in 2006 when compared to 2005. The above-mentioned actions in our operations and in our administrative functions along with normal attrition were expected to produce much of the targeted salaried work force reduction. As a result of our bankruptcy filing, we have experienced a higher level of employee turnover. The efficiency improvement efforts in combination with turnover resulting from the bankruptcy filing have resulted in a reduction of the salaried workforce through June 30, 2006 of 5%. In certain areas where turnover to date has taken staffing levels below targets, we are intending to add people, and in some cases we are incurring temporary staffing costs. While having to address higher than expected reductions in certain areas, our focus continues to be on streamlining the work force to operate more efficiently on an ongoing basis.
Expanding sales with certain customers to achieve a more balanced sales mix across our customer base.
While continuing to support the Big Three, we are striving to further diversify our sales across our customer base. The opportunity here is illustrated by the fact that we already serve every major vehicle maker in the world in the light, commercial and off-highway vehicle markets.
We have achieved double-digit sales growth with European and Asian light-vehicle manufacturers over the past several years. These customers will account for six of the top ten product launches for ASG in 2006. Our success on this front has been achieved, in part, through our expanding global operations and affiliates. Our people and facilities around the world are actively supporting the global platforms of our foreign-based customers today.
Approximately 80% of our current book of net new business involves customers other than the Big Three. Approximately 70% of these customers are based outside North America.
Our Commercial Vehicle Systems business, which currently operates predominantly in North America, is pursuing sales outside this region, and we expect the joint venture in China with Dongfeng, when implemented, to provide an opportunity to grow the non-U.S. sales of this business.
Approximately two-thirds of our Off-Highway Systems Group’s sales already occur outside North America and we are continuing to aggressively pursue new business in this market.
Narrowing our business and product focus by divesting non-core businesses.
In order to more fully leverage our strengths and to secure acceptable profit levels, as discussed above, we intend to narrow the breadth of our product lines through the divestiture of our engine hard parts, fluid products and pump products businesses. Collectively, these businesses employ approximately 9,800 people worldwide and represented annual sales of approximately $1,200 in 2005. These businesses were classified as discontinued operations during the fourth quarter of 2005.

Results of Operations – Summary (Second quarter 2006 versus Second quarter 2005)

	For the Three Months Ended
	June 30,
			Increase/
	2006	2005	(Decrease)
Net sales	$2,300	$2,297	$3
Cost of sales	2,157	2,139	18

Gross margin	143	158	(15)
Selling, general and administrative expenses	120	119	1

Gross margin less SG&A*	$23	$39	$(16)

Reorganization items	$34	$—	$34
Interest expense	$26	$40	$(14)

Income (loss) from continuing operations	$(31)	$26	$(57)
Income (loss) from discontinued operations	3	4	(1)

Net income (loss)	$(28)	$30	$(58)

*	Gross margin less SG&A is a non-GAAP financial measure. It is derived by excluding Other income, net from the most closely related GAAP measure, Income from continuing operations before interest, reorganization items and taxes.
Results of Operations (Second quarter 2006 versus second quarter 2005)
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
North America	$1,397	$1,437	$(40)	$22	$(11)	$(51)

Europe	493	431	62	3	—	59

South America	221	217	4	11	(6)	(1)

Asia Pacific	189	212	(23)	(3)	—	(20)

Total	$2,300	$2,297	$3	$33	$(17)	$(13)

Business Unit Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
ASG	$1,526	$1,584	$(58)	$29	$(17)	$(70)

HVTSG	767	705	62	4	—	58

Other	7	8	(1)	—	—	(1)

Total	$2,300	$2,297	$3	$33	$(17)	$(13)

Organic sales decreased $13, or less than 1%, in the second quarter of 2006, primarily due to lower production levels in our light truck market. In North America, light truck production in the second quarter of 2006 was about 8% lower than last year’s second quarter. Partially offsetting this sales decline were increased sales due to a somewhat stronger commercial vehicle market and new business that came on stream in the second quarter of 2006.

Regionally, our North American organic sales decreased in the second quarter of 2006 due to lower overall light truck production levels and, in particular, lower production levels on vehicles with significant Dana content. The currency-related increase was due to a stronger Canadian dollar. In Europe, the sales increase was due primarily to net new business, principally in the off-highway market.
By business segment, the organic sales decrease in ASG was primarily due to lower North American production of light trucks having significant Dana content. Contributions from net new business offset some of the production level decline. Customary price reductions in this market also contributed to lower sales. HVTSG, on the other hand, benefited from a slightly stronger North American Class 8 commercial vehicle market where overall production levels were up about 2%, and from net new business, principally in its off-highway group.
The chart below shows our business unit margin analysis for the three months ended June 30, 2006 and 2005:
Margin Analysis

	As a Percentage of Sales		Increase /
	2006	2005	(Decrease)
Gross margin:
ASG	7.8%	7.7%	0.1%
HVTSG	8.3%	8.8%	(0.5)%
Consolidated	6.2%	6.8%	(0.6)%

Selling, general and administrative expenses:
ASG	3.8%	3.4%	0.4%
HVTSG	2.9%	4.5%	(1.6)%
Consolidated	5.2%	5.1%	0.1%

Gross margin less SG&A:
ASG	4.0%	4.3%	(0.3)%
HVTSG	5.4%	4.3%	1.1%
Consolidated	1.0%	1.7%	(0.7)%
In ASG, gross margin less SG&A declined 0.3%. Negatively impacting margins were lower overall sales, customer price reductions, which reduced margin by $12, and higher freight cost of $4 due to higher fuel costs and premium cost to avoid customer disruption. Partially offsetting these reductions were slightly lower overall material costs, despite the higher prices on certain raw materials like aluminum, brass and copper, and cost savings from work force and benefit reductions.
Gross margin less SG&A in HVTSG improved 1.1% in the second quarter of 2006 when compared to the same period last year, benefiting in part from higher overall sales and fewer people relative to sales. Margins benefited from lower overall material and benefit costs, partially offset by higher fuel prices and premium freight costs which reduced HVTSG margins by $2.
Corporate expenses and other costs not allocated to the business units reduced consolidated gross margins less SG&A by 3.3% for the second quarter of 2006 compared to the same period in 2005. During the second quarter of 2006, we recognized a pension settlement cost of $7 based on the higher level of lump sum distributions from certain pension plans. Margin reductions relating to adjustments to accruals for long-term disability and other benefits were approximately $11 more for the quarter in 2006 than in 2005. Partially offsetting these increases were lower costs resulting from staffing and other reductions.

Other income (expense)
Other income increased by $18 in the second quarter of 2006 compared to the same period in 2005. DCC asset sales in 2005 resulted in pre-tax losses of $12 as compared to losses of $1 in 2006. Additionally, interest income in 2006 is $3 higher.
Interest expense
As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the second quarter of 2006 on these obligations amounted to $27.
Reorganization items
Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our condensed consolidated financial statements for a summary of these costs. Reorganization items reported in the three months ended June 30, 2006 consisted of professional advisory fees and lease rejection costs, which were partially reduced by interest income on higher cash balances and settlements of pre-petition liabilities to suppliers.
Income tax (expense) benefit
The primary factor resulting in income tax expense of $36 during the second quarter of 2006, as compared to $0 expense being expected based on the 35% U.S. statutory income tax rate, is the discontinued recognition of tax benefits on U.S. losses. With no U.S. tax benefit, the income tax expense reflected in the condensed consolidated financial statements for the three months ended June 30, 2006 was primarily the tax on profits of our non-U.S. operations at their expected annual effective tax rates.
During the second quarter of 2005, we were still recognizing tax benefits on U.S. losses. A tax expense of $4 was recognized during the second quarter of 2005, as compared to an expected tax expense of $7 at a 35% federal U.S. tax rate, primarily as a result of releasing valuation allowances against deferred tax assets. Lower rates on income from international operations and state tax benefits on U.S. losses also added to the benefit. Partially offsetting this and the release of valuation allowances were charges relating to enactment of a new tax system in the State of Ohio.

Results of Operations — Summary (Year-to-date 2006 versus Year-to-date 2005)

	For the Six Months Ended
	June 30,
			Increase/
	2006	2005	(Decrease)
Net sales	$4,497	$4,446	$51
Cost of sales	4,250	4,161	89

Gross margin	247	285	(38)
Selling, general and administrative expenses	239	237	2

Gross margin less SG&A*	$8	$48	$(40)

Reorganization items	$89	$—	$89
Interest expense	$65	$82	$(17)

Income (loss) from continuing operations	$(136)	$37	$(173)
Income (loss) from discontinued operations	(18)	5	(23)
Effect of change in accounting	—	4	(4)

Net income (loss)	$(154)	$46	$(200)

*	Gross margin less SG&A is a non-GAAP financial measure. It is derived by excluding Other income, net from the most closely related GAAP measure, Income from continuing operations before interest, reorganization items and taxes.
Results of Operations (Year-to-date 2006 versus Year-to-date 2005)
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
North America	$2,770	$2,825	$(55)	$38	$(21)	$(72)

Europe	958	835	123	(42)	—	165

South America	420	397	23	26	(11)	8

Asia Pacific	349	389	(40)	(10)	—	(30)

Total	$4,497	$4,446	$51	$12	$(32)	$71

Business Unit Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change
ASG	$3,000	$3,059	(59)	$28	$(32)	$(55)

HVTSG	1,485	1,372	113	(16)	—	129

Other	12	15	(3)	—	—	(3)

Total	$4,497	$4,446	$51	$12	$(32)	$71

Organic sales increased $71, or 1.6%, in part as a result of new business that came on stream in the first six months of 2006. Also contributing to higher total sales were high heavy vehicle production levels. A stronger Class 8 commercial vehicle market in North America resulted in an approximately 7% increase in unit production. Elsewhere in our heavy vehicle markets, Class 5-7 medium duty commercial vehicle production and off-highway production levels were relatively comparable year over year. In our biggest market – the light duty vehicles – overall first six-month 2006 production was relatively flat compared to 2005. However, our sales are mostly to the light truck segment of this market where 2006 first-half production in North America declined about 6%, with certain vehicles having large Dana content being down even more. Light vehicle production levels elsewhere in the world were up slightly.

Regionally, our North American sales decrease in the first six months of 2006 was due to lower overall light truck production levels, and in particular lower production levels on vehicles with significant Dana content. This was offset to some extent by stronger Class 8 commercial vehicle production levels in the first six months of 2006 and contributions from net new business. The currency-related increase was due to a stronger Canadian dollar. In Europe, the sales increase was due to net new business, and somewhat stronger markets. A weaker Euro in the first six months of 2006 offset some of the organic sales increase.
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
The chart below shows our business unit margin analysis for the six months ended June 30, 2006 and 2005:
Margin Analysis

	As a Percentage of Sales		Increase /
	2006	2005	(Decrease)
Gross margin:
ASG	6.8%	7.3%	(0.5)%
HVTSG	8.1%	9.0%	(0.9)%
Consolidated	5.5%	6.4%	(0.9)%

Selling, general and administrative expenses:
ASG	3.6%	3.5%	0.1%
HVTSG	3.4%	4.7%	(1.3)%
Consolidated	5.3%	5.3%	0.0%

Gross margin less SG&A:
ASG	3.2%	3.8%	(0.6)%
HVTSG	4.7%	4.3%	0.4%
Consolidated	0.2%	1.1%	(0.9)%
In ASG, gross margin less SG&A declined 0.6%. In addition to margins being negatively impacted by lower sales of $59, they were negatively effected by customer price reductions. As we sought to minimize supply chain disruption associated with our bankruptcy filing on March 3, 2006, we incurred some higher premium freight costs and other production inefficiencies, which negatively impacted June 2006 year-to-date margins. In combination with higher fuel costs, this resulted in higher freight costs of about $9. Higher quality and warranty related expense also reduced year-over-year margins by $5. Partially offsetting the factors reducing margin were cost savings from programs like lean manufacturing and value engineering, and lower cost from work force and benefit program reductions.
Gross margin less SG&A in HVTSG improved 0.4% in the first six months of 2006 when compared to the same period last year. Margins in HVTSG benefited from higher sales of $114. Improved manpower utilization and benefit program reductions also improved HVTSG margins.

Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 0.9% for the first six months of 2006 as compared to the same period in 2005. As a result of the bankruptcy filing, we have experienced a significant level of lump sum pension distributions, which have resulted in pension settlement cost of $11. We incurred advisory and legal costs of about $2 in connection with the arrangements for a new borrowing facility that was intended to replace our previously existing bank revolver and asset securitization facilities. While the costs associated with our DIP Credit Agreement are reported as part of reorganization expenses, the costs associated with negotiating the potential predecessor arrangement, which was not effectuated, are included in SG&A. Also negatively impacting margins in the first six months of 2006 were a charge of $5 related to long-term disability coverage and $1 of stock option expense associated with the adoption of SFAS No. 123(R).
Other income (expense)
Other income for the six months ended June 30, 2006 is up $2 compared with the corresponding period in 2005. DCC asset sale activities generated pre-tax losses of $10 in 2006 and $11 in 2005. Additionally, interest income in 2006 is $2 higher.
Interest expense
As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first six months of 2006 on these obligations amounted to $35.
Reorganization items
Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our condensed consolidated financial statements for a summary of these costs. Reorganization items reported in the six months ended June 30, 2006 included professional advisory fees, lease rejection costs, debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement. These costs associated with the initial phase of the reorganization generally represent one-time charges.
Income tax benefit (expense)
The primary factor resulting in income tax expense of $58 during the first six months of 2006, as compared to a tax benefit of $32 that would be expected based on the 35% U.S. statutory income tax rate, is the discontinued recognition of tax benefits on U.S. losses.
During the first six months of 2005, we were still recognizing tax benefits on U.S. losses. A tax benefit of $2 was recognized during the six months ended June 30, 2005, as compared to an expected tax expense of $7 at a 35% federal U.S. tax rate, primarily as a result of releasing valuation allowances against deferred tax assets recorded outside the U.S. Lower rates on income from international operations and state tax effects on U.S. losses also added to the benefit. Partially offsetting the benefits of losses and the release of valuation allowances were charges relating to enactment of a new tax system in the State of Ohio.

Discontinued Operations
In October 2005, our Board approved the divestiture of our engine hard parts products, fluid products and pump products businesses with approximately 9,800 people in 44 operations worldwide, representing annual revenues of more than $1,200 in 2005. Accordingly, these businesses are reported as discontinued operations. In the motions and affidavits presented to the Bankruptcy Court on the Filing Date, we advised the Bankruptcy Court of our plan to sell the discontinued operations, and the anticipated proceeds were included in the court-approved DIP Credit Agreement budget. Any final sale will be subject to Bankruptcy Court approval.
An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the three and six months ended June 30, 2006 and 2005, aggregated by business segment, is shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales:
ASG
Engine hard parts products	$175	$181	$354	$366
Fluid products	127	124	248	248
Pump products	26	25	51	51

Total net sales from discontinued operations	$328	$330	$653	$665

Income (Loss) from Discontinued Operations:
ASG
Engine hard parts products	$(1)	$3	$(19)	$2
Fluid products	(5)	(1)	(13)	(3)
Pump products	1	—	1	1
Other	8	2	13	5

Total income (loss) from discontinued operations	$3	$4	$(18)	$5

In 2005, we had reduced the carrying value of certain businesses comprising our discontinued operations to fair value less costs to sell. During the first and second quarters of 2006, we monitored changes in both the expected proceeds and the underlying net assets to determine whether additional adjustments were appropriate. Capital expenditures and currency fluctuations combined caused net assets to increase in the second quarter after decreasing slightly in the first quarter. These businesses also experienced increases in raw material costs which reduced both the gross margins of the discontinued operations and the proceeds anticipated from the related divestitures. As a result of these changes, we recorded net non-cash adjustments in Other expense of $(3) and $21 in the three months and six months ended June 30, 2006 to adjust these assets to their fair value less costs to sell and we recorded transaction costs of $3 and $10. Tax benefits of these adjustments were $3 and $5 in the three months and six months ended June 30, 2006.
Liquidity
A recap of the changes in cash and cash equivalents for the six months ended June 30, 2006 and 2005 is shown in the following tables:

Cash Flow Summary	2006	2005
Cash flows provided by (used for) operating activities	$86	$(149)
Cash flows provided by (used for) investing activities	(124)	40
Cash provided by financing activities	147	141

Increase in cash and cash equivalents	109	32
Cash and cash equivalents at beginning of period	762	634

Cash and cash equivalents at end of period	$871	$666

Cash Flows - Operating Activities:	2006	2005
Net income (loss)	$(154)	$46
Depreciation and amortization	135	163
Charges related to divestitures and asset sales	46	(5)
Reorganization items, net	89	—
Payment of reorganization items	(35)	—
Increase in working capital	(19)	(219)
Other	24	(134)

Cash flows provided by (used for) operating activities	$86	$(149)

Cash of $86 was provided by operating activities in the first six months of 2006 as compared to a use of $149 in the same period of 2005. Working capital is generally a significant use during the first half of the year based on the seasonality of our business. Trade receivables are customarily lower at the end of the calendar year as customer production levels are lighter during the holiday season. During the first six months of 2006, receivables increased $388, while receivables in the first half of 2005 increased by $54. The increase in trade receivables in 2005 had been partially offset by the receipt of insurance commutation proceeds from a settlement with certain asbestos insurers.
The increase in receivables in 2006 was largely offset by an increase in accounts payable and other accrued liabilities. These liabilities increased $471 during the first six months of 2006 after they had decreased by $29 in the corresponding period of 2005. The increase in these liabilities in 2006 resulted primarily from the non-payment of amounts owed prior to our bankruptcy filing that are now classified as Liabilities subject to compromise. The decrease in 2005 was due in part to a tax payment for settlement of prior period tax returns. Cash used for inventories was $22 during the first half of 2006 as compared to a use of $36 in 2005.
Excluding the change in working capital, cash from operations was $105 in the six months ended June 30, 2006, which was slightly higher than the $70 provided in the same period of 2005.

Cash Flows - Investing Activities:	2006	2005
Purchases of property, plant and equipment	$(182)	$(124)
Proceeds from sales of other assets	28	137
Other	30	27

Cash flows provided by (used for) investing activities	$(124)	$40

Cash used for the purchase of property, plant and equipment was higher in the six months ended June 30, 2006 when compared to the same period in 2005 due to the timing of new customer program requirements and the delay of certain expenditures during the second half of 2005. Capital spending for 2006 is currently expected to approximate $300.

Cash Flows - Financing Activities:	2006	2005
Net change in short-term debt	$(549)	$225
Payments of long-term debt	(4)	(45)
Proceeds from debtor-in-possession facility	700	—
Issuance of long-term debt	7	—
Dividends paid	—	(36)
Other	(7)	(3)

Cash flows provided by financing activities	$147	$141

Financing Activities
Pre-petition Financing
Before the Filing Date, we had a five-year bank facility maturing on March 4, 2010, which provided $400 of borrowing capacity and an accounts receivable securitization program that provided up to a maximum of $275 to meet periodic demand for short-term financing. The obligations under these facilities were paid off at the time of our bankruptcy filing with the proceeds of the DIP Credit Agreement.
DIP Credit Agreement
We currently have drawn $700 of the net amount available under our $1,450 DIP Credit Agreement’s term loan facility (see Note 10).
Debt Reclassification
Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997; August 8, 2001; March 11, 2002 and December 10, 2004 and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as liabilities subject to compromise (see Note 2) and the unsecured DCC Notes have been classified as part of the current portion of long-term debt in our condensed consolidated balance sheet. As a result of the first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability. Certain non-U.S. borrowings totaling $16 continue to be classified as Long-term debt.
Canadian Credit Agreement
In June 2006, Dana Canada, as borrower, and certain of its Canadian affiliates, as guarantors, entered into the Canadian Credit Agreement. This agreement provides for a revolving credit facility of $100, of which $5 is available for the issuance of letters of credit. At June 30, 2006, there were no borrowings under the agreement (see Note 10).
Cash Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials. The following table summarizes our fixed cash obligations over various future periods:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of long-term debt	$2,760	$148	$1,521	$78	$1,013
Operating leases	455	72	123	64	196
Unconditional purchase obligations	230	201	19	8	2
Other long-term liabilities	1,366	222	277	266	601

Total contractual cash obligations	$4,811	$643	$1,940	$416	$1,812

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
We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of our products, including certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligations under these agreements are not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our production forecasts for 2006 and assume that the volumes were constant over the respective contract periods, the annual purchases under those agreements where we estimate the annual volume would exceed $20 would be as follows: $529, $371, $369, $332 and $589 in 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively.
Other long-term liabilities include estimated obligations under our retiree healthcare programs, our estimated 2006 contributions to our U.S. defined benefit pension plans and payments under our long-term agreement with IBM for the outsourcing of certain human resource services that began in June 2005. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2010 took into consideration recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2006 due to uncertainty resulting from our bankruptcy filing.
We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. At June 30, 2006, there were $1 of guarantees outstanding under this program.
At June 30, 2006, we maintained cash deposits of $111 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year (see Note 9).
In connection with certain of our pre-petition divestitures, there may be future claims and proceedings instituted or asserted against us relative to the period of our ownership or pursuant to indemnifications or guarantees provided in connection with the respective transactions. The estimated maximum potential amount of payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters, and because these obligations are subject to compromise as pre-petition obligations. In some cases, we have insurance coverage available to satisfy claims related to the divested businesses. We believe that payments, if any, in excess of amounts provided or insured related to such matters are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Contingencies
Impact of Our Bankruptcy Filing
Under the Bankruptcy Code, the filing of our petition on March 3, 2006 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
Dana and certain of our current and former officers are defendants in a consolidated securities class action pending in the U.S. District Court for the Northern District of Ohio. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. We expect that a consolidated amended complaint will be filed in August 2006 in which Dana will not be named as a defendant. Two shareholder derivative actions are also pending in the same court naming our current directors, certain former directors and certain current and former officers as defendants. Among other things, the plaintiffs in these actions allege breaches of the defendants’ fiduciary duties to Dana arising from the same facts on which the consolidated class action is based. These claims have been stayed. In addition, the plaintiff in one of these actions has asserted class claims characterizing Dana’s bankruptcy filing as having been made in bad faith. Defendants intend to move to dismiss or stay these claims. A hearing on this motion has been set for January 2007. Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s potential exposure related thereto. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that the impact of any loss not covered by insurance would not be material.
SEC Investigation
In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the Securities and Exchange Commission (SEC) of the investigation, which ended in December 2005, about when we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
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

Tax Matters
We are involved in various tax matters, including transactions for which the related tax regulations are relatively new and/or subject to interpretation. A number of years may elapse before a particular matter is audited and a tax adjustment is proposed by the taxing authority. The years with open tax audits vary depending on the tax jurisdiction. We establish a liability when the payment of additional taxes related to certain matters is considered probable and the amount is reasonably estimable. We adjust these liabilities, including the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. These liabilities are recorded in Other accrued liabilities in our condensed consolidated balance sheet. Favorable resolution of tax matters for which a liability had previously been recorded would result in a reduction of income tax expense when payment of the tax is no longer considered probable.
Asbestos-Related Product Liabilities
Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits have been stayed during our reorganization process and claimants may not commence new lawsuits against us on account of pre-petition claims. However, proofs of additional asbestos claims may be filed in the Bankruptcy Cases either voluntarily by claimants or if a bar date is established for asbestos claims. The claims bar date order entered by the Bankruptcy Court on July 19, 2006 does not set a deadline for claimants asserting asbestos-related personal injury claims to file proofs of claim. However, claims alleging potential asbestos-related liability by insurers or other third parties who are not one of the allegedly injured individuals or one of their personal representatives, and any claims for property damage, must be filed by September 21, 2006. Our obligations with respect to asbestos claims will be resolved pursuant to our plan of reorganization, if not otherwise resolved pursuant to orders of the Bankruptcy Court.
We had approximately 76,000 active pending asbestos-related product liability claims at June 30, 2006, compared to 77,000 at December 31, 2005, including 9,000 and 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $96 for indemnity and defense costs for pending asbestos-related product liability claims at June 30, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
The methodology we used for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on this analysis, we estimated our potential liability through 2020 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at June 30, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain, beyond 2020, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
At June 30, 2006, we had recorded $79 as an asset for probable recovery from our insurers for the pending and projected claims compared to $78 at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections under our existing coverage, which we intend to adopt in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received a payment of $2 in the first quarter of 2006, and the remainder was received in the second quarter of 2006. Proceeds from insurance commutations are first applied to reduce any recorded recoverable amount. Any excess over the recoverable amount is evaluated to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.
In addition, we had a net amount recoverable from our insurers and others of $14 at June 30, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities
We had accrued $8 for contingent non-asbestos product liability costs at June 30, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.

Environmental Liabilities
We had accrued $59 for contingent environmental liabilities at June 30, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated liabilities for the three Operable Units (OUs) at this site at June 30, 2006 remained unchanged from our estimates at December 31, 2005: $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) at OU 1 relating to off-site soil contamination; $14 for future remedial work at OU 2 relating to on-site soil contamination; and less than $1 at OU 3 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination. Our obligations at this site occurred before the Filing Date and we believe they constitute pre-petition debt. Consequently, we have discontinued our work in connection with the RI/FS at OU 3 and informed EPA that, as an unsecured creditor, it will receive notice of the bar date for filing a proof of claim.
Other Liabilities Related to Asbestos Claims
Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At June 30, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.
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
Critical Accounting Estimates
The preparation of the interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate. Our critical accounting estimates, as described in our 2005 Form 10-K, are unchanged. See Note 3 for additional information.

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
Based on the continued existence of the material weaknesses discussed in Item 9A of our 2005 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of June 30, 2006.
You can find more information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions we have taken or are planning to take to remediate the material weaknesses in Item 9A of our 2005 Form 10-K and Item 4 of our Form 10-Q for the three months ended March 31, 2006.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
With the participation of our CEO and CFO, our management evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to affect, such internal control. During the second quarter of 2006, the following actions were taken to strengthen our internal controls:
•	We continued the deployment of our account reconciliation software to our major facilities to allow access to and review of reconciliations from a central location, and we continued the related software training;
•	As part of our program to establish centers of excellence for finance functions to process transactions that require specialized accounting knowledge, we dedicated a team of financial people to account for all of our customer-paid tooling arrangements;
•	We have appointed a human resource professional to focus on the organizational development needs of our Finance group and to track the training and career paths of our finance personnel, reassess the competency requirements for our key financial positions and determine our overall financial staffing needs;
•	We held the first in a series of meetings of our controller groups in North America, with additional sessions scheduled on a global basis for the third and fourth quarters of 2006; and
•	We strengthened our internal audit department by hiring two experienced senior auditors and implementing certain of the recommendations that came from the independent review of our internal audit function that was conducted in 2005.
However, there has been turnover in our Finance and Information Technology functions, which we attribute to the uncertainty surrounding the reorganization process. We are addressing the situation through reassignment of internal resources, recruitment of additional qualified personnel and utilization of temporary resources.
CEO and CFO Certifications
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

PART II
ITEM 1. LEGAL PROCEEDINGS
On March 3, 2006, Dana Corporation and forty of its wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, the filing of the petitions for reorganization automatically stayed most actions against the Debtors, including most actions to collect on pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
As previously reported and as described herein, we are a party to a pending pre-petition securities class action and pending shareholder derivative actions, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), and we are cooperating with the SEC’s formal investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a materially adverse effect on our liquidity, financial condition or results of operations.
There have been no other material developments in the legal proceedings we reported in our 2005 Form 10-K, or any new matters that we are required to report in this quarterly report.
You can find more information about our legal proceedings in Note 12 to our condensed consolidated financial statements, in Item 2 of Part 1, and in our Form 10-Q for the first quarter of 2006.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors discussed in Item A and elsewhere in our 2005 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the second quarter of 2006, we repurchased the following shares of our common stock to satisfy the payment of withheld income taxes upon the vesting of previously granted restricted stock.

(d) Maximum
			(c) Total Number of	Number (Approximate
			Shares Puchased as	Dollar Value) of
	(a) Total Number	(b) Average Price	Part of Publicly	Shares that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under
Period	Purchased	Share	or Programs	the Plans or Programs
April 1 to April 30, 2006	—	$—	—	—
May 1 to May 31, 2006	29,788	1.12	—	—
June 1 to June 30, 2006	—	—	—	—

Total	29,788	$1.12	—	—

ITEM 6. EXHIBITS
The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dana Corporation
(Registrant)

Date: July 28, 2006	/s/ Kenneth A. Hiltz

Kenneth A. Hiltz
Chief Financial Officer and duly authorized officer of Registrant

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing or Furnishing
4-B (1)	Amendment No. 2, effective as of July 18, 2006, to the Rights Agreement, dated as of April 25, 1996, as amended, by and between Dana and The Bank of New York, Rights Agent	Filed by reference to Exhibit 99.1 to our Form 8-K dated July 21, 2006

10-Y	Master Share Purchase Relating to the Dissolution of the Spicer Joint Venture by and among Desc Automatrix, S.A. de C.V., Inmobiliaria Unik, S.A. de C.V., Spicer, S.A. de C.V., Dana Corporation, and Dana Holdings Mexico, S. de R.L. de C.V., dated as of May 31, 2006	Filed with this report

10-Z	Credit Agreement dated as of June 22, 2006, among Dana Canada Corporation, as Borrower and as a Credit Party, Dana Canada Holding Company, Dana Canada Ltd. and Dana Canada LP, as Guarantors and as Credit Parties, Citibank Canada, JPMorgan Chase Bank, N.A., Toronto Branch and Bank of America, N.A., Canada Branch, as Issuing Banks, Citibank Canada, as Initial Swing Line Lender, Citibank Canada as Administrative Agent, Citibank Canada, JPMorgan Chase bank, N.A., Toronto Branch and Bank of America, N.A., Canada Branch, as Joint Lead Arrangers and Joint Bookrunners and Wachovia Capital Finance Corporation (Canada) and CIT Business Credit Canada Inc., as Documentation Agents	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report