Form 10-Q
period 2006-09-30
DANA CORP
filed 2006-11-09
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2006

Common stock, $1 par value	150,346,688

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2006

FORWARD-LOOKING INFORMATION
Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements – which are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates” and “projects” – represent the present expectations of Dana Corporation (Dana or we) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including the following and those discussed elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our 2005 Form 10-K) and in our other filings with the Securities and Exchange Commission (SEC).
Bankruptcy-Related Risk Factors
•	Our ability to continue as a going concern, operate pursuant to the terms of our debtor-in-possession credit facility, obtain court approval with respect to motions in the bankruptcy proceedings from time to time and develop and implement a plan of reorganization;

•	Our ability to fund and execute our business plan;

•	Our ability to obtain and maintain satisfactory terms with our customers, vendors and service providers and to maintain contracts that are critical to our operations; and

•	Our ability to attract, motivate and/or retain key employees.
General Economic Risk Factors
•	Adverse effects on our operations resulting from terrorism or hostilities; and

•	Weakness of the U.S. dollar relative to other currencies in which we do business.
Risk Factors in the Vehicle Markets We Serve
•	Increased fuel prices, rising interest rates and legislation regulating vehicle emissions;

•	The cyclical nature of the heavy-duty commercial vehicle market;

•	Shifting consumer preferences in the United States (U.S.) from pickup trucks and sport utility vehicles (SUVs) to cross-over vehicles (CUVs) and passenger cars;

•	Market share declines and production cutbacks by our largest customers, including Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (Chrysler);

•	Increased costs of commodities used in our manufacturing processes, such as steel, other raw materials and energy, particularly costs that cannot be recovered from our customers; and
•	Adverse effects that could result from bankruptcies or consolidations of our customers, vendors and competitors.
Company-Specific Risk Factors
•	Competitive pressures on our sales from other vehicle component suppliers;

•	Changes in business relationships with our major customers and/or in the timing, size and duration of their programs for vehicles with Dana content;

•	Price reduction pressures from our customers;

•	Our vendors’ ability to maintain projected production levels and furnish us with critical components for our products and other necessary goods and services;

•	Our success in achieving our cost-savings and lean manufacturing and value added/value engineering (VA/VE) goals;

•	Adverse effects that could result from enactment of proposed U.S. federal legislation relating to asbestos personal injury claims;

•	Our ability to successfully complete previously announced asset sales;

•	Our ability to renegotiate expiring collective bargaining agreements with U.S. and Canadian unionized employees on satisfactory terms; and

•	Our ability to successfully implement the restructuring initiatives discussed in “Management’s Discussions and Analysis of Financial Condition and Results of Operations” in this report.
While we continue our reorganization under Chapter 11 of the United States Bankruptcy Code, investments in our securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.

PART I – FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$2,009	$2,119	$6,506	$6,565
Costs and expenses
Cost of sales	1,949	2,018	6,199	6,179
Selling, general and administrative expenses	90	120	329	357
Impairment of goodwill	46		46
Impairment of other assets	165		180
Other income (expense), net	44	9	114	62

Income (loss) from continuing operations before interest, reorganization items and income taxes	(197)	(10)	(134)	91
Interest expense (contractual interest of $51 and $151 for the three and nine months ended September 30, 2006)	24	42	89	124
Reorganization items, net	25		114

Loss before income taxes	(246)	(52)	(337)	(33)
Income tax expense	(20)	(921)	(78)	(919)
Minority interests	(2)		(5)	(5)
Equity in earnings of affiliates	(4)	5	12	26

Loss from continuing operations	(272)	(968)	(408)	(931)
Loss from discontinued operations	(84)	(306)	(102)	(301)

Loss before effect of change in accounting	(356)	(1,274)	(510)	(1,232)
Effect of change in accounting		2		6

Net loss	$(356)	$(1,272)	$(510)	$(1,226)

Basic loss per common share
Loss from continuing operations before effect of change in accounting	$(1.81)	$(6.47)	$(2.72)	$(6.23)
Loss from discontinued operations	(0.57)	(2.04)	(0.68)	(2.01)
Effect of change in accounting		0.01		0.04

Net loss	$(2.38)	$(8.50)	$(3.40)	$(8.20)

Diluted loss per common share
Loss from continuing operations before effect of change in accounting	$(1.81)	$(6.47)	$(2.72)	$(6.23)
Loss from discontinued operations	(0.57)	(2.04)	(0.68)	(2.01)
Effect of change in accounting		0.01		0.04

Net loss	$(2.38)	$(8.50)	$(3.40)	$(8.20)

Cash dividends declared and paid per common share		$0.12		$0.36

Average shares outstanding — Basic	150	150	150	150
Average shares outstanding — Diluted	150	151	150	151
The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$785	$762
Accounts receivable
Trade	1,266	1,064
Other	224	244
Inventories	732	664
Assets of discontinued operations	458	521
Other current assets	238	141

Total current assets	3,703	3,396
Investments and other assets	1,316	1,516
Investments in equity affiliates	627	818
Property, plant and equipment, net	1,805	1,628

Total assets	$7,451	$7,358

Liabilities and Shareholders’ Equity
Current liabilities
Notes payable, including current portion of long-term debt	$478	$2,578
Accounts payable	861	948
Liabilities of discontinued operations	209	201
Other accrued liabilities	745	1,137

Total current liabilities	2,293	4,864

Liabilities subject to compromise	3,970
Deferred employee benefits and other noncurrent liabilities	267	1,798
Long-term debt	16	67
Debtor-in-possession financing	700
Commitments and contingencies (Note 13)
Minority interest in consolidated subsidiaries	82	84
Shareholders’ equity	123	545

Total liabilities and shareholders’ equity	$7,451	$7,358

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(510)	$(1,226)
Depreciation and amortization	206	240
Impairment and divestiture-related charges	325	304
Reorganization items, net	114
Payment of reorganization charges	(65)
Changes in working capital	29	(193)
Deferred taxes	(14)	728
Effect of change in accounting		(6)
Other	(71)	(146)

Net cash flows provided by (used for) operating activities	14	(299)

Investing activities
Purchases of property, plant and equipment	(239)	(193)
Acquisition of business, net of cash acquired	(17)
Proceeds from sales of other assets	54	176
Payments from leases, loans and partnerships	20	70
Other	33	27

Net cash flows provided by (used for) investing activities	(149)	80

Financing activities
Net change in short-term debt	(550)	406
Payments of long-term debt	(4)	(45)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	7	21
Dividends paid		(54)
Other	(6)	(12)

Net cash flows provided by financing activities	147	316

Net increase in cash and cash equivalents	12	97

Cash and cash equivalents — beginning of period	762	634
Effect of exchange rate changes on cash balances held in foreign currencies	6	(1)
Net change in cash of discontinued operations	5

Cash and cash equivalents — end of period	$785	$730

The accompanying notes are an integral part of
the condensed consolidated financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1.	Basis of Presentation

2.	Reorganization Under Chapter 11 of the Bankruptcy Code

3.	Dissolution of Spicer S.A.

4.	Asset Disposals and Impairments

5.	Common Shares

6.	Goodwill

7.	Equity-Based Compensation

8.	Pension and Postretirement Benefit Plans

9.	Comprehensive Income

10.	Cash Deposits

11.	Financing Agreements

12.	Income Taxes

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Discontinued Operations and Realignment of Operations

16.	Segments

Notes to Condensed Consolidated Financial Statements
(In millions, except share and per share amounts)
Note 1. Basis of Presentation
In our opinion, the accompanying condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of our financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results. We have reclassified certain amounts in 2005 to conform to the 2006 presentation.
The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2005 Form 10-K.
Accounting Requirements
As described in Note 2, Dana and certain subsidiaries are reorganizing under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code). American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. We adopted SOP 90-7 effective March 3, 2006 (the Filing Date) and prepare our financial statements in accordance with its requirements. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of the business are reported separately as reorganization items in our statement of operations. Our balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by our plan of reorganization are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for lesser amounts. In addition, cash provided by or used for reorganization items is disclosed separately in our statement of cash flows.
Recent Accounting Pronouncements
In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123(R)), requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective transition method. (See Note 7.)
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which became effective January 1, 2006, requires the treatment of certain abnormal costs such as idle facility expense and excessive freight and handling charges as period expenses and requires that allocation of fixed overhead be based on normal capacity. We adopted SFAS No. 151 as of January 1, 2006. The new guidance has not had a material effect on our 2006 consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our consolidated financial statements for 2007 and subsequent periods.
In July 2006, the FASB issued FASB Staff Position No. 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which will require companies to recalculate the income recognition for a leveraged lease if there is a change or projected change in the timing of income tax cash flows directly related to the leveraged lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. We currently comply with FSP 13-2, and there will be no impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the effect, if any, SFAS No. 157 will have on our consolidated financial statements for 2008 and subsequent periods.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to fully recognize in their financial statements the unfunded obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans, along with any assets that exceed plan obligations. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We are currently in the process of evaluating the effect SFAS No. 158 will have on our consolidated financial statements for fiscal year 2006 and subsequent periods. Based on the funded status of our postretirement obligations at December 31, 2005, application of SFAS No. 158 to our 2005 financial statements would have resulted in the recognition of a liability of approximately $1,050, a deferred tax asset of approximately $70 and an increase of approximately $980 in our Other comprehensive loss. The impact at December 31, 2006 will differ based on the plan assets and obligations at that date.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108. SAB No. 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. The method established by SAB No. 108 requires each of a company’s financial statements and the related financial statement disclosures be considered when quantifying and assessing the materiality of any misstatement. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged. The new guidance is not expected to have a material effect on our 2006 consolidated financial statements.
In September 2006, the FASB’s Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 06-3, “Taxes Collected from Customers and Remitted to Government Authorities.” EITF No. 06-3 requires that taxes assessed by a government authority be presented in the income statement on either a gross or net basis, with disclosure of the methodology in the accompanying footnotes. EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.

We are evaluating the effect, if any, EITF No. 06-3 will have on our consolidated financial statements for 2007 and subsequent periods.
Note 2. Reorganization Under Chapter 11 of the Bankruptcy Code
Bankruptcy Cases
On March 3, 2006, Dana Corporation and forty of our wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) (including DCC's direct and indirect subsidiaries) nor any of our non-U.S. affiliates commenced any bankruptcy proceedings.
The wholly-owned subsidiaries included in the Bankruptcy Cases are Dakota New York Corp., Brake Systems, Inc., BWDAC, Inc., Coupled Products, Inc., Dana Atlantic LLC f/k/a Glacier Daido America, LLC, Dana Automotive Aftermarket, Inc., Dana Brazil Holdings I LLC f/k/a Wix Filtron LLC, Dana Brazil Holdings LLC f/k/a, Dana Realty Funding LLC, Dana Information Technology LLC, Dana International Finance, Inc., Dana International Holdings, Inc., Dana Risk Management Services, Inc., Dana Technology Inc., Dana World Trade Corporation, Dandorr L.L.C., Dorr Leasing Corporation, DTF Trucking, Inc., Echlin-Ponce, Inc., EFMG LLC, EPE, Inc., ERS LLC, Flight Operations, Inc., Friction, Inc., Friction Materials, Inc., Glacier Vandervell, Inc., Hose & Tubing Products, Inc., Lipe Corporation, Long Automotive LLC, Long Cooling LLC, Long USA LLC, Midland Brake, Inc., Prattville Mfg., Inc., Reinz Wisconsin Gasket LLC, Spicer Heavy Axle & Brake, Inc., Spicer Heavy Axle Holdings, Inc., Spicer Outdoor Power Equipment Components LLC, Torque-Traction Integration Technologies, LLC, Torque-Traction Manufacturing Technologies, LLC, Torque-Traction Technologies, LLC and United Brake Systems Inc.
The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession, subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement improvements as appropriate to enhance performance. We are proceeding with previously announced divestiture and restructuring plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations or locations with excess capacity. In addition, we are taking steps to reduce costs, increase efficiency and enhance productivity. We intend to effect fundamental, not incremental, change to our business. While we cannot predict with precision how long the reorganization process will take, we expect it to take 18 to 24 months from the Filing Date. Under an order entered by the Bankruptcy Court on June 28, 2006, the Debtors have the exclusive right to file a plan of reorganization until January 3, 2007. The Debtors are permitted to request, and currently expect to seek, an extension of this exclusivity period.
Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce wage and benefit costs and liabilities through the bankruptcy process; (iv) to obtain price increases from our customers (v) to return to profitability; (vi) to generate sufficient cash flow from operations; and (vii) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern.

The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our condensed consolidated financial statements. Our condensed consolidated financial statements as of September 30, 2006 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.
Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings, and the related obligations have been classified as liabilities subject to compromise in our Condensed Consolidated Balance Sheet as of September 30, 2006. In addition, the Chapter 11 filing created an event of default under certain of our lease agreements. The ability of our creditors to seeks remedies to enforce their rights under the agreements described above is automatically stayed as a result of our bankruptcy filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
As required by SOP 90-7, in the first quarter of 2006 we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the original issuance discounts and the valuation adjustment related to the termination of interest rate swaps, which resulted in a pre-tax expense of $17 during March 2006 that is included in reorganization items in our Condensed Consolidated Statement of Operations.
Official committees of the Debtors’ unsecured creditors, retirees not represented by unions (Retiree Committee) and Dana’s equity security holders have been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors.
While we continue our reorganization under Chapter 11, investments in our securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.
In August 2006, the Bankruptcy Court entered a Final Order Establishing Procedures for Trading in Claims and Equity Securities, which is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the Order, holders or acquirers of 4.75% or more of Dana stock are subject to certain notice and consent procedures prior to acquiring or disposing of Dana common shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of a reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under section 382(l)(5) of the Internal Revenue Code may be subject to a requirement to sell down the excess claims if necessary to implement such a plan of reorganization.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by both contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that a Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease, and “rejecting” it means that a Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.
The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations; claims of foreign vendors and certain suppliers that are critical to our continued operation; and certain customer program and warranty claims.
Plan of Reorganization
We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our restructuring goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
Pre-petition Claims
On June 30, 2006, the Debtors filed their schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. In July 2006, the Bankruptcy Court set September 21, 2006 as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). Asbestos-related personal injury and wrongful death claimants were not required to file proofs of claim by the bar date, and such claims will be addressed as part of the Chapter 11 proceedings.
The Debtors are now in the process of evaluating the claims that were submitted and investigating unresolved proofs of claim and are establishing procedures to reconcile and resolve them. Our Liabilities subject to compromise represent our current estimate of claims expected to be allowed by the Bankruptcy Court. At this time we cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since our evaluation of the filed claims has just begun.

DIP Credit Agreement
In March 2006, the Bankruptcy Court approved our $1,450 Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement). This facility provides funding to Dana to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. (See Note 11.)
DCC Notes
Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes (together, the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding a potential forbearance agreement with respect to the default. (See Note 4.) Two DCC noteholders that are currently not part of the Ad Hoc Committee commenced a lawsuit against DCC for nonpayment of principal of $7 and accrued interest on their DCC Notes that were due in April 2006. In October 2006, the court ruled in favor of the plaintiffs and entered a judgment against DCC for outstanding loans in the amount of $7, plus interest. DCC is assessing its options with respect to this judgment.
Financial Statement Presentation
Our condensed consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, all or some of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, Dana’s plan of reorganization could materially change the amounts and classification of items reported in our historical consolidated financial statements.
Substantially all of the Debtors’ pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying condensed consolidated financial statements present the Debtors’ pre-petition debt of $1,585 within Liabilities subject to compromise. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise. Contractual interest on all debt, including the portion classified as Liabilities subject to compromise, amounted to $151 for the nine months ended September 30, 2006. As required by SOP 90-7, the amount of the Liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments. Adjustments may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases and orders of the Bankruptcy Court. Payment terms and amounts for these claims will be established in connection with the Bankruptcy Cases.

Liabilities Subject to Compromise
The Liabilities subject to compromise in the Condensed Consolidated Balance Sheet include the Liabilities subject to compromise of the discontinued operations and consist of the following at September 30, 2006:

Accounts payable	$332
Pension and postretirement plan obligations	1,381
Debt (including accrued interest of $38)	1,623
Other	634

Consolidated Liabilities subject to compromise	3,970
Payables to non-debtor subsidiaries	440

Debtor Liabilities subject to compromise	$4,410

The amount of payables to non-Debtor subsidiaries has decreased from the amount reported in our Form 10-Q for the quarter ended June 30, 2006 due to elimination of intercompany liabilities that were determined to have been improperly classified as Debtor obligations. The amounts were offset against Investment in non-Debtor subsidiaries in the Debtor-in-Possession Balance Sheet. Other includes accrued liabilities for environmental, asbestos and other product liability, income tax, deferred compensation, other postemployment benefits and warranty obligations and lease rejection claims. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to claims or increases in existing claims.
Reorganization Items
Professional advisory fees and other costs directly associated with the reorganization are reported separately as reorganization items pursuant to SOP 90-7. Professional fees include underwriting fees paid in connection with the DIP Credit Agreement and other financings undertaken as part of the reorganization process. Reorganization items also include provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments and the underwriting fees related to the DIP Credit Agreement and other financings generally represent one-time charges. Certain actions within the non-Debtor companies have occurred as a result of the Debtors’ bankruptcy proceedings. The costs associated with these actions are also reported as reorganization items. The reorganization items in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 consisted of the following items:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2006
Debtor Reorganization items
Professional fees	$24	$88
Debt valuation adjustments		17
Loss on rejection of leases	1	12
Investment income	(1)	(4)
Gain on settlement of claims	(2)	(5)

Debtor Reorganization items	22	108

Non-Debtor Reorganization items
Professional fees	3	6

Total Reorganization items	$25	$114

Debtor in Possession Financial Information
In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of and for the three and nine months ended September 30, 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the Debtor In Possession Statement of Operations is equal to the consolidated net loss.
DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS (Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Net sales
Customers	$971	$3,205
Non-debtor subsidiaries	67	193

	1,038	3,398

Costs and expenses
Cost of sales	1,091	3,472
Selling, general and administrative expenses	53	214
Impairment of goodwill	7	7
Other income (expense), net	51	136

Loss from operations before interest, reorganization items and income taxes	(62)	(159)
Interest expense (contractual interest of $43 and $121 for the three and nine months ended September 30, 2006)	16	59
Reorganization items, net	22	108

Loss before income taxes	(100)	(326)
Income tax expense	(54)	(64)
Equity in earnings of affiliates	(100)	(107)

Loss from continuing operations	(254)	(497)
Loss from discontinued operations	(27)	(70)
Equity in earnings of non-Debtor subsidiaries	(75)	57

Net loss	$(356)	$(510)

Income tax expense is incurred in the Debtor in Possession Statement of Operations as a result of DCC (a non-Debtor) being reported here on an equity basis. At the DCC level, tax benefits are recognized in accordance with tax sharing arrangements with Dana. A tax benefit of $61 was recorded by DCC against the asset impairment in Equity in earnings of affiliates in these Debtor in Possession statements. (See Note 4.) However, DCC is consolidated with the Debtor companies for U.S. income tax purposes, and due to Dana’s uncertainty as to whether U.S. tax benefits will be realized, a valuation allowance against the deferred tax asset recorded by DCC is provided by a charge to Income tax expense in these Debtor in Possession statements.

DANA CORPORATION
DEBTOR-IN-POSSESSION BALANCE SHEET (Unaudited)

September 30,
2006
Assets
Current assets
Cash and cash equivalents	$252
Accounts receivable
Trade	547
Other	60
Inventories	257
Assets of discontinued operations	267
Other current assets	21

Total current assets	1,404
Investments and other assets	297
Investments in equity affiliates	302
Investments in non-debtor subsidiaries	3,224
Property, plant and equipment, net	712

Total assets	$5,939

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$279
Liabilities of discontinued operations	81
Other accrued liabilities	344

Total current liabilities	704

Liabilities subject to compromise	4,410

Debtor-in-possession financing	700
Minority interest in consolidated subsidiaries	2
Shareholders’ equity	123

Total liabilities and shareholders’ equity	$5,939

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS (Unaudited)

Nine Months
Ended September 30,
2006
Operating activities
Net income (loss)	$(510)
Depreciation and amortization	91
Charges related to divestitures and asset sales	30
Reorganization charges	107
Payment of reorganization charges	(64)
Equity in earnings of non-debtor subsidiaries	(58)
Working capital	199
Other	114

Net cash flows used for operating activities	(91)

Investing activities
Purchases of property, plant and equipment	(129)
Other	32

Net cash flows used for investing activities	(97)

Financing activities
Proceeds from debtor-in-possession facility	700
Net change in short-term debt	(546)

Net cash flows provided by financing activities	154

Net increase in cash and cash equivalents	(34)
Cash and cash equivalents — beginning of period	286

Cash and cash equivalents — end of period	$252

Note 3. Dissolution of Spicer S.A.
In July 2006, Dana and Desc Automotriz, S.A. de C.V. (Desc) completed the dissolution of their Mexican joint venture, Spicer S.A. de C.V. (Spicer S.A.). The transaction included the sale by Dana of our 49% interest in Spicer S.A. to Desc and the purchase by Dana of the Spicer S.A. subsidiaries in Mexico that manufacture and assemble axles, driveshafts, gears, forgings and castings (in which we previously held an indirect 49% interest). Desc, in turn, acquired full ownership of the subsidiaries that hold the transmission and aftermarket gasket operations in which it previously held a 51% interest. Prior to the sale we loaned $20 to two subsidiaries of Spicer S.A. that we later acquired. For the sale of our 49% interest in Spicer S.A. we received a $166 note receivable and $15 of cash from Desc. The aggregate proceeds of $181 exceeded our investment in Spicer S.A. by $19, including $9 related to the transmission and gasket operations. The $9 was recognized as a gain on sale of assets in our results of operations in the quarter ended September 30, 2006, along with $4 of related tax expense. The remainder of the excess of the proceeds over our investment ($10) relates to the assets we ultimately retained and was recorded as a reduction of the basis of those assets.

The aggregate purchase price for the subsidiaries we acquired was $166, which we satisfied through the return of the $166 note receivable from Desc. The $166 assigned to the net assets acquired has been reduced by the remaining excess of the proceeds over our investment of $10 and by $3 for the cash acquired, resulting in net assets acquired of $153. The following table presents the assets acquired and liabilities assumed at their adjusted fair value, net of $3 of cash acquired and net of the assumption of the intercompany loans noted above.

July 1, 2006
Current assets
Accounts receivable	$73
Inventories	33
Other current assets	3

Other assets	7
Property, plant and equipment, net	131

Total assets acquired	247

Accounts payable	40
Other current liabilities	24
Intercompany	20
Pension obligation	10

Total liabilities assumed	94

Net assets acquired	$153

The allocation of the purchase price was based on preliminary valuations and estimated tax obligations and could change when a final valuation is completed.
The operating results of the five manufacturing subsidiaries that Dana acquired have been included in our results of operations since July 1, 2006. These units had total 2005 sales of $296, a substantial portion of which was to Dana. Dana expects to benefit from the addition of these technologically advanced operations that support our core axle and driveshaft businesses and from the manufacturing cost efficiencies that will come from expanding our global presence in this key competitive location.
The incremental sales impact of the acquired operations is not significant given that a substantial portion of the Spicer S.A. revenues were intercompany sales to Dana. In addition, the earnings impact is not material since Spicer S.A. has operated near break-even in recent years, and 49% of the income (loss) was previously included in our Equity in earnings of affiliates.

Note 4. Asset Disposals and Impairments
DCC Asset Disposals
DCC has been divesting its businesses and assets in accordance with plans originally announced in October 2001, and these activities continued during the nine months ended September 30, 2006 as DCC sold assets in individually structured transactions. DCC had reduced its assets to $375 at September 30, 2006 through asset sales, normal portfolio runoff and the impairment discussed below. Asset reductions and after-tax gains and losses during the three and nine months ended September 30, 2006 and 2005 are shown in the table below.

	Three Months			Nine Months
	Ended September 30,			Ended September 30,
	2006	2005		2006	2005
Asset reduction
Sales and portfolio runoff	$(8)		$(35)	$(78)	$(225)
Impairment	(165)			(180)

	$(173)		$(35)	$(258)	$(225)

Earnings impact
Gain on sales	$1	$		$3	$(10)
Impairment	(165)			(180)

	$(164)	$		$(177)	$(10)

Following Dana’s bankruptcy filing in March 2006, the holders of the majority of the outstanding principal amount of DCC Notes formed an Ad Hoc Committee to address the default under the DCC notes that resulted from our filing. DCC and the Ad Hoc Committee have been engaged in ongoing discussions regarding a forbearance agreement with respect to the default. If finalized, this agreement is expected to provide that DCC will continue to use commercially reasonable efforts to sell its lease and other portfolio assets over a period of 24 months and use the proceeds to make payments to the holders of the DCC Notes who agree to forbear.
DCC Asset Impairment
On September 29, 2006, DCC’s Board of Directors adopted a plan to proceed with the accelerated sale of substantially all of DCC’s remaining assets regardless of whether a forbearance agreement is executed. As a result, on that date, Dana’s management concluded that an impairment charge should be recorded against certain of the DCC assets. An impairment charge of $165 was recorded in the third quarter of 2006 to reduce lease and other assets which had a carrying value of $375 to their fair value less cost to sell. We had also recognized an impairment of $15 in the first six months of 2006 based on the planned sale of a specific investment at an amount below its carrying value less cost to sell.
The remaining DCC assets, having a net book value of $100, are primarily equity investments. The underlying assets of these equity investments have not been impaired by the investees and there is not a readily determinable market value for these investments. However, at currently estimated fair values, DCC expects that the future sale of these assets could result in a loss on sale in the range of $30 to $40. These impairment charges will be recorded in the periods when their fair values can be determined, generally when DCC enters into agreements for the sale of these investments.

We have not recognized a tax benefit on the anticipated pre-tax loss because of the uncertainty about our ability to realize this tax benefit. (See Note 12.)
Other impairments
Impairment of goodwill is discussed in Note 6, and impairments in the discontinued operations are discussed in Note 15.
Note 5. Common Shares
The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Average shares outstanding for the period — basic	149.8	149.6	149.8	149.5
Plus: Incremental shares from:
Deferred compensation units	0.5	0.5	0.5	0.5
Restricted stock	0.0	0.3	0.0	0.3
Stock options	0.0	0.5	0.0	0.5

Potentially dilutive shares	0.5	1.3	0.5	1.3

Average shares outstanding for the period — diluted	150.3	150.9	150.3	150.8

We excluded the potentially dilutive shares shown above from the computation of earnings per share for the three and nine months ended September 30, 2006 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.
In addition, we excluded potential common shares of 12.8 million and 13.6 million for the 2006 and 2005 periods from the computation of earnings per share, as the effect of including them would be anti-dilutive in all periods shown. These shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods.

Note 6. Goodwill
Changes in goodwill during the nine months ended September 30, 2006 in the Automotive Systems Group (ASG) and the Heavy Vehicle Technology Systems Group (HVTSG) were as follows:

	ASG	HVTSG	Total
Balance as of January 1, 2006	$328	$111	$439
Impairment of goodwill	(46)		(46)
Impact of foreign exchange and other	13	3	16

Balance as of September 30, 2006	$295	$114	$409

The Traction Products business in the ASG segment was tested for impairment in the third quarter of 2006. Due to lower production volumes, pricing pressures and higher costs, operating profits and cash flows for this business were lower than expected in the third quarter. Based on the significant cuts to customer production schedules that were announced by our major U.S. customers in the third quarter and the declining sales of the light pick-up truck and SUV platforms on which we have significant axle content, our earnings outlook for this business has declined. Based on our revised outlook, the fair value of the Traction Products business as determined using the estimated present value of future cash flows, does not support any goodwill. Accordingly, our third quarter 2006 results include a goodwill impairment charge of $46 to write off the goodwill we had been carrying on this business. This amount is recorded as Impairment of goodwill.
Note 7. Equity-Based Compensation
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

The following table contains information about stock options granted, exercised and lapsed or canceled in the nine months ended September 30, 2006:

		Weighted Average
	Number	Exercise	Remaining
	of	Price	Contractual
	Options	(in $)	Life (Years)
Outstanding at December 31, 2005	15,300,698	$23.83	5.9
Lapsed or canceled	(2,684,575)	$25.26

Outstanding at September 30, 2006	12,616,123	$23.52	5.3

Exercisable at September 30, 2006	11,970,707	$24.23	5.2

We adopted SFAS No. 123(R) as of January 1, 2006 using the modified prospective transition method. Under this method, our share-based compensation expense for the first nine months of 2006 includes expense for all share-based awards granted prior to but not vested as of January 1, 2006, based on the grant date fair values. This expense is recognized on a straight-line basis over the period during which the employee is required to provide service to earn the award. For the three and nine months ended September 30, 2006, such compensation expense, determined under the “fair value-based” method of accounting, totaled $0 and $1 and reduced our earnings per share by $0.00 and $0.01.
Prior to 2006, as allowed by SFAS No. 123, we accounted for stock options using the “intrinsic-value” method in APB No. 25. Under that method, no compensation expense was recognized on the grant date, since the option exercise price equaled the market price of the underlying common shares on that date. The intrinsic value for options outstanding and exercisable at September 30, 2006 was $0.
The following table contains information about non-vested stock options that were granted, vested or forfeited during the nine months ended September 30, 2006. No stock options were granted in the first nine months of 2006.

	Number	Weighted Average
	of	Grant Date Fair
	Options	Values (in $ per share)
Non-vested at December 31, 2005	1,370,818	$3.40
Vested	(573,929)	3.43
Forfeited	(151,473)	3.40

Non-vested at September 30, 2006	645,416	3.39

At September 30, 2006, there was $1 of total unrecognized compensation cost related to non-vested stock options, which we expect to recognize over a period of approximately one year. The total fair value of options that vested during the three and nine months ended September 30, 2006, was $0 and $2.
Prior to 2006, as permitted by SFAS No. 123, we chose the “nominal vesting period approach” for recognizing the amount of stock option expense to be included in the pro forma compensation expense for retirement-eligible employees. Under this method, expense was recognized over the four-year vesting period. Under SFAS No. 123(R), we are required to continue applying this approach for unvested options granted prior to January 1, 2006, rather than the “non-substantive vesting period approach,”

where expense recognition is made over the period from grant date to the date retirement eligibility is achieved, if expected to occur during the nominal vesting period. Our compensation expense for the three and nine months ended September 30, 2006 would not have increased had we utilized the non-substantive vesting period approach for these period.
Under the modified prospective transition method, our financial results for the years prior to 2006 have not been restated. The following table contains information about our stock option expense for the three and nine months ended September 30, 2005 on a pro-forma basis as if we had applied the fair value recognition provisions of SFAS No. 123(R):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Stock compensation expense, as reported	$3	$5
Stock option expense, pro forma	9	15

Stock compensation expense, pro forma	$12	$20

Net loss, as reported	$(1,272)	$(1,226)
Net loss, pro forma	(1,281)	(1,241)

Basic earnings per share
Net loss, as reported	$(8.51)	$(8.20)
Net loss, pro forma	(8.57)	(8.30)

Diluted earnings per share
Net loss, as reported	$(8.51)	$(8.20)
Net loss, pro forma	(8.57)	(8.30)
The weighted average fair values of options granted during the three and nine months ended September 30, 2005 were $3.61 and $4.04 per share under the binomial method, using weighted average market values at date of grant of $13.35 and $14.90 and the following weighted average assumptions: risk-free interest rates of 4.05% and 3.91%, dividend yields of 3.17% and 2.69%, volatility of 31.50% to 35.00% and 30.80% to 31.50%, expected forfeitures of 45.78% and 17.93% and expected option lives of 5.81 and 6.75 years. The total intrinsic value of options exercised during these three-and nine-month periods in 2005 was $0.
On December 1, 2005, our Compensation Committee approved the immediate vesting of all unvested stock options and SARs granted under the SIP with an option exercise price or a SAR grant price of $15.00 or more per share. As a result, unvested stock options to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $21.97 per share, became exercisable on December 1, 2005, rather than on the later dates when they would have vested in the normal course. The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would have otherwise been required to record following our adoption of SFAS No. 123(R). If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2008. As a result of the acceleration, the stock option expense reported for the nine months ended September 30, 2006 was substantially lower than the amount disclosed for the comparable period in 2005.

Restricted Shares and Restricted Stock Units
Restricted shares and restricted stock units granted under the SIP are subject to forfeiture until the restrictions lapse or terminate. At December 31, 2005, there were 250,000 restricted shares and 50,000 restricted stock units outstanding, with an aggregate fair value of approximately $6. Unrecognized compensation for these shares and units was $2 at September 30, 2006. We expect to recognize that amount over the related vesting periods, the longest of which extends into 2015. No restricted shares or restricted stock units were granted in the first nine months of 2006. Claims with respect to restricted stock units that were not vested prior to our bankruptcy filing are pre-petition claims.
Performance Stock Awards (Performance Shares)
Performance shares awarded under the SIP will vest if Dana achieves certain pre-established performance goals selected by the Compensation Committee over two three-year performance periods (2004-2006 and 2005-2007). Generally, the employee must be actively employed with Dana at the end of the performance period for his performance shares to vest. Upon vesting, certain of the performance share awards will be payable in cash, while others will be payable in shares of Dana common stock. At December 31, 2005, there were 627,031 performance shares outstanding, 280,520 payable in stock and 346,511 payable in cash. No performance shares were granted in the first nine months of 2006. We recorded compensation expense of $0 and $1 for the three and nine months ended September 30, 2005 with respect to the performance shares. No expense was recorded in the first nine months of 2006, as we no longer expect the performance goals to be met for either three-year performance period.
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

The following table contains information about the restricted shares granted, vested and forfeited under the 1999 RSP in the nine months ended September 30, 2006:

	Weighted Average
	Grant Date
	Fair Value	Shares
Balance, December 31, 2005	$16.45	815,070
Granted
Vested	16.81	(235,612)
Forfeited	16.73	(148,735)

Balance, September 30, 2006	$16.16	430,723

The aggregate fair value of the restricted shares that vested in the three and nine months ended September 30, 2006 was less than $1 for each period. Compensation expense recognized under the 1999 RSP with respect to these shares was less than $1 in these two periods. The remaining unrecognized compensation related to these shares totaled $4 at September 30, 2006. We expect to recognize that amount over the related vesting periods, the longest of which extends into 2011.
Note 8. Pension and Postretirement Benefit Plans
Components of net periodic benefit costs for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$11	$13	$34	$39
Interest cost	42	40	124	120
Expected return on plan assets	(50)	(52)	(151)	(156)
Amortization of prior service cost		1	2	3
Recognized net actuarial loss	8	6	24	18
Loss on settlements	3		14

Net periodic benefit cost	$14	$8	$47	$24

Other Benefits
Service cost	$2	$3	$8	$9
Interest cost	23	25	68	75
Amortization of prior service cost	(3)	(3)	(10)	(9)
Recognized net actuarial loss	10	9	30	27

Net periodic benefit cost	$32	$34	$96	$102

Based on the amount of lump sum payments of pension benefits during the nine months ended September 30, 2006, we recognized settlement costs of $14, representing a pro-rata portion of the previously unrecognized net actuarial loss.

Note 9. Comprehensive Loss
Comprehensive loss includes our net loss and components of other comprehensive income (loss), such as foreign currency translation gains and losses that are charged or credited directly to shareholders’ equity. The components of our total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 follow:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net loss	$(356)	$(1,272)	$(510)	$(1,226)
Other comprehensive income (loss):
Deferred translation gain (loss)	(6)	39	84	(79)
Other		(4)		1

Total comprehensive loss	$(362)	$(1,237)	$(426)	$(1,304)

The $6 deferred translation loss reported for the three months ended September 30, 2006 was due to a weaker euro ($7) and South African rand ($3), offset in part by a stronger British pound ($3). The $84 deferred gain for the nine months ended September 30, 2006 was due to a stronger euro ($53), Brazilian real ($22) and British pound ($18), partially offset by a weaker rand ($9).
The $39 deferred translation gain reported for the three months ended September 30, 2005 was primarily the result of a stronger Canadian dollar ($28) and Brazilian real ($19) in relation to the U.S. dollar. We reported a $79 deferred translation loss for the nine months ended September 30, 2005, because the euro ($102), the British pound ($20) and the Swedish krona ($12) were weaker against the U.S. dollar, while the Brazilian real ($49) and Canadian dollar ($18) strengthened.
Note 10. Cash Deposits
At September 30, 2006, we maintained cash deposits of $105 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most jurisdictions, these cash deposits can be withdrawn if we provide comparable security in the form of letters of credit. Our banking facilities provide for the issuance of letters of credit, and the availability at September 30, 2006 was adequate to cover the amounts on deposit.
At September 30, 2006, Cash and cash equivalents held outside the U.S. amounted to $469 including $22 of cash deposits. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access the cash. In addition, $70 was held by operations that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
At September 30, 2006 cash and cash equivalents held in the U.S. amounted to $316 including $83 of cash deposits and $64 was held by DCC, a non-Debtor subsidiary, whose cash is expected to be restricted by the forbearance agreement discussed in Notes 4 and 11.

Note 11. Financing Agreements
DIP Credit Agreement
Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) with Citicorp North America, Inc., as agent, initial lender and an issuing bank, and with Bank of America, N.A. and JPMorgan Chase Bank, N.A., as initial lenders and issuing banks. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court in March 2006. The aggregate amount of the facility is $1,450, including a $750 revolving credit facility (of which $400 is available for the issuance of letters of credit) and a $700 term loan facility.
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
Interest for both the term loan facility and the revolving credit facility under the DIP Credit Agreement accrues, at our option, at either the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% or the prime rate plus a per annum margin of 1.25%. Amounts currently borrowed are at a rate of LIBOR plus 2.25% (7.65% at September 30, 2006). We are paying a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility, a per annum fronting fee of 25 basis points and a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.
The DIP Credit Agreement is guaranteed by substantially all of our domestic subsidiaries, excluding DCC. As collateral, we and each of our guarantor subsidiaries have granted a security interest in, and lien on, effectively all of their assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by us.
Under the DIP Credit Agreement, we and each of our subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness (beyond that permitted by the DIP Credit Agreement), guarantees, dividends, transactions with affiliates, claims in the bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale-leasebacks.

Additionally, the DIP Credit Agreement requires us to (i) maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), for each period beginning on March 1, 2006 and ending on the last day of each month from May 2006 through February 2007, and (ii) a rolling 12-month cumulative EBITDAR for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability of $100 under the DIP Credit Agreement at all times. The DIP Credit Agreement provides for certain events of default customary for debtor-in-possession financings of this type, including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the DIP Credit Agreement at September 30, 2006.
In March 2006, we borrowed $700 under the $1,450 DIP Credit Agreement and used the proceeds to pay off debt obligations outstanding under our prior five-year bank facility (which had provided us with $400 in borrowing capacity), our accounts receivable securitization program (which had provided us with up to $275 borrowing capacity to meet periodic demand for short-term financing), and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses. Based on our borrowing base collateral, we had availability under the DIP Credit Agreement at September 30, 2006 of $571. We had utilized $237 of this for letters of credit, leaving unused availability of $334.
Canadian Credit Agreement
In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch and Bank of America, N.A., Canada Branch, as initial lenders and issuing banks. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At September 30, 2006, there were no borrowings and no utilization of the net availability under the facility for the issuance of letters of credit.
All loans and other obligations under the Canadian Credit Agreement will be due and payable on the earlier of (i) 24 months after the effective date of the Canadian Credit Agreement or (ii) the termination of the DIP Credit Agreement.
Interest under the Canadian Credit Agreement will accrue, at Dana Canada’s option, either at (i) LIBOR plus a per annum margin of 2.25% or (ii) the Canadian prime rate plus a per annum margin of 1.25%. Dana Canada will pay a fee for issued and undrawn letters of credit in an amount per annum equal to 2.25% and is paying a commitment fee of 0.375% per annum for unused committed amounts under the facility.
The Canadian Credit Agreement is guaranteed by substantially all of the Canadian affiliates of Dana Canada. As collateral, Dana Canada and each of its guarantor affiliates has granted a security interest in, and lien on, effectively all of its assets, including a pledge of 100% of the equity interests of each direct foreign subsidiary owned by Dana Canada and each of its Canadian affiliates.

Under the Canadian Credit Agreement, Dana Canada and each of its Canadian affiliates are required to comply with customary affirmative covenants for facilities of this type, including covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations. Dana Canada and each of its Canadian affiliates are also required to comply with customary negative covenants for facilities of this type, including limitations on liens, additional indebtedness, guarantees, dividends, transactions with affiliates, investments, asset dispositions, nature of business, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, restrictions affecting subsidiaries, and sale and lease-backs. In addition, Dana Canada must maintain a minimum availability under the Canadian Credit Agreement of $20.
The Canadian Credit Agreement provides for certain events of default customary for facilities of this type, including cross default with the DIP Credit Agreement. Upon the occurrence and continuance of an event of default, Dana Canada’s lenders may have the right, among other things, to terminate their commitments under the Canadian Credit Agreement, accelerate the repayment of all of Dana Canada’s obligations thereunder and foreclose on the collateral granted to them.
Debt Reclassification
Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004, and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as Liabilities subject to compromise, and the unsecured DCC notes have been classified as part of the current portion of long-term debt in our Condensed Consolidated Balance Sheet. (See Note 2.) As a result of the first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability. Certain non-U.S. borrowings totaling $16 continue to be classified as Long-term debt.
DCC Notes
At September 30, 2006, long-term debt at DCC included medium-term and private placement notes (together, the DCC Notes) totaling $399, including $275 outstanding under a $500 Medium Term Note Program established during 1999. The DCC Notes are general, unsecured obligations of DCC. Following Dana’s bankruptcy filing, the holders of a majority of the DCC Notes formed an Ad Hoc Committee of Noteholders with which DCC has been discussing the potential for restructuring the DCC Notes. A successful outcome of DCC’s efforts to complete a restructuring of the DCC Notes with the Ad Hoc Committee and its other noteholders cannot be assured. (See Note 4.)
Note 12. Income Taxes
Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our recent history of losses in the U.S. and our near-term prospects for continued losses, we established 100% valuation allowances against our U.S. deferred tax assets in the third quarter of 2005. Deferred tax assets resulting from subsequent U.S. losses have been offset by increases in the valuation allowances, effectively eliminating the benefit of those losses.

Since we no longer recognize income tax benefits on our U.S. losses, the income tax expense of $20 and $78 for the three and nine months ended September 30, 2006 differs from the tax benefits of $86 and $118 for these periods that would be expected using a U.S. federal statutory tax rate of 35%. With no U.S. tax benefit, the income tax expense reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2006, was primarily the tax on profits of our non-U.S. operations at the expected annual effective tax rates. Also affecting the difference between the actual effective rate and the U.S. federal rate was a $46 impairment charge in the third quarter of 2006 for goodwill which was not deductible for tax purposes.
We recognized $921 and $919 of income tax expense for the three and nine months ended September 30, 2005 as compared to tax benefits of $18 and $11 that would have been expected using a U.S. federal statutory rate of 35%. During the third quarter of 2005, we provided a valuation allowance of $907 against our net U.S. deferred tax assets and additional allowances of $13 against similar net deferred tax assets in the U.K.
Note 13. Commitments and Contingencies
Impact of Our Bankruptcy Filing
Under the Bankruptcy Code, the filing of our petition on March 3, 2006, automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
There is a consolidated securities class action (Howard Frank v. Michael J. Burns and Robert C. Richter) pending in the U.S. District Court for the Northern District of Ohio naming our CEO, Mr. Burns, and our former CFO, Mr. Richter, as defendants. Dana was formerly a defendant in this action, but was not named as a defendant in an amended complaint filed by the plaintiffs in August 2006. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing.
There are also two shareholder derivative actions (Steven Staehr v. Michael J. Burns, et al. and Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants. The derivative claims in these cases, alleging breaches of the defendants’ fiduciary duties to Dana, have been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy.
The defendants have moved to dismiss or stay the class action claims in these cases, and a hearing on these motions has been set for January 2007.
Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s related potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that any uninsured loss would not be material.
SEC Investigation
In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, at which time we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
Tax Matters
In the ordinary course of business, we are involved in various tax matters, including transactions for which the related tax regulations are relatively new and/or subject to interpretation. A number of years may elapse before a particular matter is audited and a tax adjustment is proposed by the taxing authority. The years with open tax audits vary depending on the tax jurisdiction. We establish a liability when the payment of additional taxes related to certain matters is considered probable and the amount is reasonably estimable. We adjust these liabilities, including the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. These liabilities are recorded in Other accrued liabilities in our Condensed Consolidated Balance Sheet. Favorable resolution of tax matters for which a liability had previously been recorded would result in a reduction of income tax expense when payment of the tax is no longer considered probable.
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
Asbestos-Related Product Liabilities
Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits, as well as any new lawsuits against us alleging asbestos-related claims, have been stayed during our reorganization process. However, claimants may file proofs of asbestos-related claims in the Bankruptcy Cases. The September 21, 2006 claims bar date did not apply to claimants alleging asbestos-related personal injury claims, but it was the deadline for claimants who are not one of the allegedly injured individuals or their personal representatives (including insurers) to file proofs of claim with respect to other types of asbestos-related claims. Our obligations with respect to asbestos claims will be addressed in our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

We had approximately 75,000 active pending asbestos-related product liability claims at September 30, 2006, compared to 77,000 at December 31, 2005, including 9,000 and 10,000 claims, respectively, that were settled but awaiting final documentation and payment. We had accrued $94 for indemnity and defense costs for pending asbestos-related product liability claims at September 30, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
The methodology we use for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on this analysis, we estimate our potential liability through 2021 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at September 30, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
At September 30, 2006, we had recorded $78 as an asset for probable recovery from our insurers for the pending and projected claims, the same balance as was recorded at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage which we intend to exercise in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received payments of $2 in the first quarter of 2006 and $6 in the second quarter of 2006. We apply proceeds from such insurance commutations first to reduce any recorded recoverable amount. We evaluate any excess over the recoverable amount to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.
In addition, we had a net amount recoverable from our insurers and others of $14 at September 30, 2006 compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities
We had accrued $8 for contingent non-asbestos product liability costs at September 30, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.

Environmental Liabilities
We had accrued $62 for contingent environmental liabilities at September 30, 2006, compared to $62 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated aggregate liability for this site was $15 at both December 31, 2005 and September 30, 2006. Following our bankruptcy filing, we discontinued the remedial investigation/feasibility study (RI/FS) we had been conducting at one unit of the site and informed the Environmental Protection Agency (EPA) that since our alleged liabilities at this site occurred before the Filing Date, we believe they constitute pre-petition liabilities subject to resolution in the bankruptcy proceedings. In September 2006, EPA filed claims with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site; civil penalties, punitive damages and stipulated damages in connection with our termination of the RI/FS; and damages to natural resources. We expect that EPA’s claims will be resolved either through a negotiated settlement or through the claims process in the bankruptcy proceedings, where the validity and amounts of the asserted claims will have to be substantiated. We are reviewing EPA’s claims and will adjust our liability estimate and accrual in the future, if appropriate.
Other Liabilities Related to Asbestos Claims
Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (the CCR), which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. When some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements, some of the settling claimants sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants for some time to resolve these issues. Through September 30, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.

Assumptions
The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.
Note 14. Warranty Obligations
We record a liability for estimated warranty obligations at the time our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$95	$65	$91	$80
Amounts accrued for current period sales	12	20	37	35
Adjustments of prior accrual estimates	(3)	(5)	(2)	(7)
Divestiture	(1)		(1)
Change in accounting				(6)
Settlements of warranty claims	(14)	(11)	(38)	(31)
Foreign currency translation			2	(2)

Balance, end of period	$89	$69	$89	$69

In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer to accounting for the warranty liabilities based on our costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the nine months ended September 30, 2005. Warranty obligations of $39 are included in Liabilities subject to compromise with the remainder reported as Other accrued liabilities, in the Condensed Consolidated Balance Sheet.

Note 15. Discontinued Operations and Realignment of Operations
Discontinued Operations
The engine hard parts, fluid products and pump products businesses that we intend to divest by the end of the first quarter of 2007, are aggregated and presented as discontinued operations. In the motions and affidavits presented to the Bankruptcy Court on the Filing Date, we advised the court of our plan to sell the discontinued operations, and the anticipated proceeds were included in the DIP Credit Agreement budget. The sales of the engine hard parts and fluid products businesses will be subject to Bankruptcy Court approval.
The results of the discontinued operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$334	$328	$987	$993
Cost of sales	331	321	938	946
Selling, general and administrative expenses	18	18	51	56
Impairment of goodwill		83		83
Impairment of assets	84	207	115	207
Other income (expense), net	1	3		4

Loss before income taxes	(98)	(298)	(117)	(295)
Income tax benefit (expense)	14	(8)	15	(6)

Loss from discontinued operations	$(84)	$(306)	$(102)	$(301)

In 2005, we had reduced the carrying value of certain businesses comprising our discontinued operations to fair value less costs to sell. In the third quarter of 2005, having determined that sales of these businesses were likely, we recorded goodwill impairment charges of $83 and long-lived asset impairment of $207. During the fourth quarter of 2005, additional charges of $121 were recorded to adjust the held-for-sale businesses to fair value less cost to sell. During 2006, we have monitored changes in both the expected proceeds and the value of the underlying net assets of these discontinued operations to determine whether additional adjustments were appropriate. In part due to softening demand in the North American light vehicle market and to higher raw material prices, the near term profit outlook for our discontinued businesses continues to be challenged. Based on our discussions with potential buyers in the third quarter of 2006 and our updated profit outlook, we determined that an additional provision of $84 was required to adjust the net assets of the discontinued operations to their fair value less cost to sell. Valuation adjustment charges for the nine months ended September 30, 2006 amounted to $115. These adjustments are recorded as an impairment of assets in the results of discontinued operations. Tax benefits of these adjustments related primarily to the non-U.S. entities and were $14 and $18 in the three months and nine months ended September 30, 2006, and $15 for the three and nine months ended September 30, 2005.

The assets and liabilities of discontinued operations reported in the Condensed Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Assets of discontinued operations
Accounts receivable	$234	$212
Inventories	136	141
Cash and other current assets	11	7
Goodwill		4
Investments and other assets	50	101
Investments in leases	6	8
Property, plant and equipment	21	48

Total assets of discontinued operations	$458	$521

Liabilities of discontinued operations
Accounts payable	$102	$123
Accrued payroll and employee benefits	29	31
Other current liabilities	47	30
Other noncurrent liabilities	31	17

Total liabilities of discontinued operations	$209	$201

In the Condensed Consolidated Statement of Cash Flows, the cash flows of discontinued operations are not separately classified or aggregated. They are reported in the respective categories of the Condensed Consolidated Statement of Cash Flows along with those of our continuing operations.
Realignment of Operations
The following table shows the charges and payments for the realignment activity recorded in our continuing operations for the nine months ended September 30, 2006:

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2005	$41	$15	$56
Activity during the year-to-date period ended September 30, 2006:
Charges to expense	3	4	7
Adjustment of accrual	(3)	(2)	(5)
Cash payments	(14)	(5)	(19)

Balance at September 30, 2006	$27	$12	$39

At September 30, 2006, $39 of restructuring charges remained in accrued liabilities. This balance was comprised of $27 for the reduction of approximately 1,200 employees to be completed in 2006 and $12 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $10 for the remainder of 2006, $16 in 2007 and $13 thereafter.
Completion of realignment initiatives generally occurs over multiple reporting periods. In connection with the announced realignment initiatives that had not yet been completed at September 30, 2006, we have expensed $93, including $7 and $8 in the nine months ended September 30, 2006 and 2005. In addition to the $39 accrued at September 30, 2006, we estimate that an additional $31 will be expensed in connection with the completion of the pending initiatives.

The following table provides project-to-date and estimated future expenses for completion of our realignment initiatives by business unit:

	Expense Recognized
		Year-to-		Future
	Prior to	Date		Cost to
	2006	2006	Total	Complete
ASG	$39	$7	$46	$31
HVTSG	34		34
Corporate and other	13		13

Total	$86	$7	$93	$31

Note 16. Segments
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments and related disclosures about products and services and geographic locations. SFAS No. 131 requires reporting on a single basis of segmentation. The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We currently have three operating segments — two manufacturing business units (ASG and HVTSG) and one non-manufacturing business unit (DCC).
Management evaluates the operating segments as if DCC were accounted for on the equity method of accounting rather than on the fully consolidated basis used for external reporting. This is done because DCC is not homogeneous with our manufacturing operations in that its financing activities do not support the sales of our other operating segments and its financial and performance measures are inconsistent with those of our other operating segments. Moreover, the financial covenants contained in the DIP Credit Agreement are measured with DCC accounted for on an equity basis.
Operating profit after tax (OPAT) is the key internal measure of performance used by management as a measure of profitability for our segments (other than DCC). OPAT, a non-GAAP financial measure, represents earnings before interest and taxes (EBIT), tax effected at 39% (our estimated long-term effective rate), plus equity in earnings of affiliates. Net profit (loss), which is OPAT less allocated corporate expenses and net interest expense, provides a secondary measure of profitability for our segments (other than DCC) that is more comparable to that of a free standing entity. The allocation is based on segment sales because this method is readily calculable, easily understood and, we believe, provides a reasonable distribution of the various components of our corporate expenses among our diverse business units.
The accounting guidance, which we follow, does not permit the allocation of corporate expenses to discontinued operations. Therefore, we have included the corporate expenses and interest expense previously allocated to the three ASG businesses held-for-sale in Other in the segment table below. These amounts totaled $3 and $6 in the three months ended September 30, 2006 and 2005 and $15 and $19 in the nine months ended September 30, 2006 and 2005. We believe this presentation avoids distorting the net profit (loss) previously reported for the remaining business units and presents amounts indicative of the reduced level of corporate expenses and interest expense anticipated following the sale of the three held-for-sale businesses.

The Other category includes businesses unrelated to the segments, trailing liabilities for certain closed plants and the expense of corporate administrative functions. Also included in Other are certain unusual items such as divestiture gains and losses which are not included in business segment OPAT for internal performance measurement. In addition, Other includes interest expense net of interest income, elimination of inter-segment income and adjustments to reflect the actual effective tax rate. In the Net Profit (Loss) column, Other includes the net profit or loss of businesses not assigned to the segments and certain divested businesses (but not discontinued operations), minority interest in earnings of unconsolidated affiliates and the tax differential between the actual taxes recorded and the tax shown for the segments using the 39% rate discussed above.
Information used to evaluate our operating segments for the three months ended September 30, 2006 and 2005 is as follows:

		Inter-		Net
	External	Segment		Profit
	Sales	Sales	OPAT	(Loss)
2006
ASG	$1,279	$34	$(9)	$(25)
HVTSG	724	2	24	11
DCC			1	1

	2,003	36	16	(13)
Other	6	10	(52)	(23)

Total continuing operations	2,009	46	(36)	(36)
Impairment of goodwill			(46)	(46)
Impairment of other assets			(165)	(165)
Discontinued operations			(84)	(84)

Total operations	2,009	46	(331)	(331)
Reorganization items			(25)	(25)

Consolidated	$2,009	$46	$(356)	$(356)

2005
ASG	$1,468	$33	$35	$
HVTSG	642	2	11	(9)
DCC			3	3

	2,110	35	49	(6)
Other	9	12	(97)	(42)

Total continuing operations	2,119	47	(48)	(48)
Valuation adjustment against deferred tax assets			(920)	(920)
Discontinued operations			(306)	(306)

Total operations	2,119	47	(1,274)	(1,274)
Effect of change in accounting			2	2

Consolidated	$2,119	$47	$(1,272)	$(1,272)

Information used to evaluate our operating segments for the nine months ended September 30, 2006 and 2005 is as follows:

		Inter-		Net
	External	Segment		Profit
	Sales	Sales	OPAT	(Loss)
2006
ASG	$4,280	$98	$68	$(5)
HVTSG	2,210	6	71	22
DCC			2	2

	6,490	104	141	19
Other	16	34	(209)	(87)

Total continuing operations	6,506	138	(68)	(68)
Impairment of goodwill			(46)	(46)
Impairment of other assets			(180)	(180)
Discontinued operations			(102)	(102)

Total operations	6,506	138	(396)	(396)
Reorganization items			(114)	(114)

Consolidated	$6,506	$138	$(510)	$(510)

2005
ASG	$4,527	$92	$128	$34
HVTSG	2,014	4	50	(2)
DCC			12	12

	6,541	96	190	44
Other	24	42	(201)	(55)

Total continuing operations	6,565	138	(11)	(11)
Valuation adjustment against deferred tax assets			(920)	(920)
Discontinued operations			(301)	(301)

Total operations	6,565	138	(1,232)	(1,232)
Effect of change in accounting			6	6

Consolidated	$6,565	$138	$(1,226)	$(1,226)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes in this report.
Management Overview
We are a leading supplier of axle, driveshaft, frame, sealing and thermal products and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ 46,000 people in 28 countries, with the addition of the Mexican operations that we acquired in the third quarter of 2006. Our world headquarters are in Toledo, Ohio. Our Internet address is: www.dana.com.
Dana and forty of our wholly-owned domestic subsidiaries are currently operating under Chapter 11 of the Bankruptcy Code. Information about the Bankruptcy Cases is set out below under the heading “Reorganization Proceedings under Chapter 11 of the Bankruptcy Code.” Our reorganization goals are to maximize enterprise value during the reorganization process and to emerge from Chapter 11 as soon as practicable as a sustainable, viable company.
Since the commencement of the Chapter 11 proceedings, we have been evaluating our strategy and thoroughly analyzing our business to identify the changes necessary to achieve our reorganization goals. We are utilizing the reorganization process to improve our distressed U.S. operations by effecting fundamental change. This is critical to us, as our worldwide operations are highly integrated for the manufacture and assembly of our products. A significant portion of the production of our non-Debtor operations overseas is comprised of components that are assembled by our U.S. operations. Therefore, while we are continuing to grow overseas, our long-term viability depends on our ability to return our U.S. operations to long-term profitability.
Our U.S. operations are currently generating significant losses and consuming significant cash, and this situation will not improve in 2007 without the benefit of the restructuring initiatives discussed below. The restructuring of our U.S. operations is challenging, but without significantly better domestic operating results, we will be dependent upon realizing expected divestiture proceeds and repatriating available cash from our overseas operations to meet our liquidity needs in 2007. While we currently believe that asset sales and repatriation of overseas cash will address our liquidity needs for 2007, it is not a sustainable situation.
Our successful reorganization as a sustainable, viable business will require the simultaneous implementation of several distinct restructuring initiatives and the cooperation of all of our key business constituents – customers, vendors, employees and retirees.
In the short term, it is critical to our success that we:
•	Achieve positive margins for our products by obtaining substantial price increases from our customers;

•	Recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs;

•	Restructure our wage and benefit programs to create an appropriate labor and benefit cost structure;

•	Address the excessive cash requirements of the legacy pension and other postretirement benefit liabilities that we have accumulated over the years, in part from prior divestitures and closed operations; and

•	Achieve a permanent reduction and realignment of our overhead costs.
In the long term, we also must eliminate the costs and inefficiencies associated with our historically decentralized manufacturing operations and optimize our manufacturing “footprint” by substantially repositioning our manufacturing to lower cost countries.
Achievement of our objectives has been made more pressing by the significantly curtailed production forecasts of some of our largest domestic customers in recent months, particularly in the production of SUVs and pickup trucks that are the primary market for our products in the U.S. We expect these production cuts will adversely impact our second-half 2006 sales by more than $250, and our outlook for 2007 reflects continued soft production demand in the light truck segment. We also expect weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules. We must, therefore, accelerate our efforts to achieve viable long-term U.S. operations in an increasingly troubled U.S. automotive industry and a cyclical commercial vehicle market.
Our reorganization strategy contemplates the following initiatives, which will require significant contributions from each of the constituents referred to above in the form of gross margin improvements or cost base reduction. If successful, we estimate that these initiatives will ultimately result in an aggregate annual pretax income improvement of $405 to $540.
•	Product Profitability –Our products have a high commodity material content and the significant inflation in the costs of these materials over the past several years, which we have largely been absorbing, has contributed to the significant decline in our profitability. In addition, we have granted many of our customers downward price adjustments, consistent with their demands and industry practices. In the Bankruptcy Cases, we will have to determine whether to assume or reject certain customer contracts. Since our bankruptcy filing, we have undertaken a detailed review of our product programs to identify unprofitable contracts and determine appropriate price modifications to address this issue. We are analyzing our pricing needs for each major customer and have already commenced meetings with our customers and their advisors to resolve under-performing programs and obtain appropriate adjustments. Through pricing modifications and contract rejections with customers, we expect to improve our annual pre-tax profit by $175 to $225.

•	Labor and Benefit Costs — Our existing labor costs, especially in the U.S., impair our financial position and are a significant impediment to a successful reorganization. We are examining measures to reduce our overall labor costs, including both wage reductions and changes in work rules and benefits. We are identifying, and intend to implement, changes at non-union plants to obtain savings while offering appropriate and competitive wages, terms and conditions. At unionized plants, we will seek to modify or reject collective bargaining agreements, if necessary, and, at plants that we decide to close, we expect to seek to modify or reject collective bargaining agreements to mitigate closing-related costs. We have commenced meetings with our unions to apprise them of our specific goals and concerns and we have initiated discussions on these topics.

Since late 2005, we have taken a number of steps to reduce our benefit costs. We have terminated our employee stock purchase program, reduced the company’s share of the costs of our U.S. medical benefits programs, suspended or limited wage and salary increases worldwide, suspended matching contributions to our U.S. and Canadian defined contribution plans, suspended our educational reimbursement program, and modified our severance programs. Additional steps that we are taking now or plan to take shortly – subject to applicable collective bargaining and bankruptcy procedures with respect to union employees — include freezes on merit wage increases, realignment of our gainshare programs, modification of our short-term disability program and elimination of company-paid long-term disability benefits, establishment of inflation limits on the company-paid portion of health care programs, and elimination of postretirement health care benefits for active employees, and reduction in company-provided life insurance. We expect that our labor and benefit cost actions will generate annual cost savings of $60 to $90.

•	Pension and Other Retiree Costs – We provide defined contribution and defined benefit pension plans for many of our U.S. employees. We are taking steps to modify the defined benefit plans – which were approximately 92% funded at December 31, 2005 – to reduce plan expenses. We will merge most of our numerous U.S. defined benefit pension plans into the Dana Corporation Retirement Plan (our CashPlus plan) at the end of 2006 to reduce the funding requirements of these plans over the next several years. We will freeze participation and future benefit accruals in our U.S. defined benefit pension plans in 2007, subject to collective bargaining requirements, where applicable, and provide replacement benefits in the form of limited employer contributions to our U.S. defined contribution plans.

We also provide other postemployment benefits (OPEB), including medical and life insurance, for many U.S. employees upon retirement. At December 31, 2005, we had approximately $1,500 in unfunded OPEB obligations to U.S. retirees. We have accumulated an obligation disproportionate to the scale of our current business, in part, by assuming retiree obligations in the course of acquiring businesses and retaining such obligations when divesting businesses. In addition, the rising cost of providing an extensive retiree health care program has become prohibitive to us in the current environment. We currently estimate that our U.S. OPEB obligations will require an average cash outlay of $114 in each of the next six years unless these obligations are restructured. We have initiated discussions with our unions and the Retiree Committee, which acts as the appointed representative in the bankruptcy proceedings for retirees not represented by a union, about terminating or significantly modifying our retiree health care programs. We expect to eliminate future annual OPEB costs and modify our U.S. pension programs resulting in annual cost savings of $70 to $90.

•	Overhead Costs – Due to our historically decentralized operating model and the reduction in the overall size of our business resulting from recent and planned divestitures, our overhead costs are too high. Although our U.S. headcount has been reduced by approximately 14% in the past 18 months as a result of a general hiring freeze and attrition attributable to our bankruptcy filing, and we have already implemented numerous initiatives to reduce overhead costs, more actions are needed to better align our overhead cost structure with our reduced scope of operations. We are continuing to review our overhead at all levels of the organization, both within the U.S. and elsewhere in the world, to identify further cost reduction opportunities. While some reductions in overhead will occur as a result of our ongoing divestitures and restructuring activities, we expect to make further cuts in overhead spending that will generate annual savings of $40 to $50 in order to meet our objectives of sustainable viability.

•	Manufacturing Footprint — Overcapacity and high operating costs at our facilities in the U.S. and Canada are burdening our performance and negatively affecting our financial results. We have completed an analysis of our North American manufacturing footprint and identified a number of manufacturing and assembly plants that carry an excessive cost structure or have excess capacity. We are evaluating the closure of these locations and consolidation of their operations into lower cost facilities in other countries or into U.S. facilities that currently have excess capacity. Some of these actions are already in progress and will be completed by the end of 2006. These include moving driveshaft machining operations from Bristol, Virginia to our newly acquired operations in Mexico, and moving axle assembly operations from Buena Vista, Virginia to our Dry Ridge, Kentucky facility. We are also in the process of closing four sealing and thermal products facilities in the U.S. and one in Canada, a driveshaft assembly facility in Charlotte, North Carolina and a structural products plant in Canada. We expect to continue to move manufacturing capacity from the U.S. to lower cost countries, such as Mexico, while maintaining and improving the productivity of our final assembly operations in the U.S. Our preliminary assessment is that we will close and move eight more manufacturing plants and downsize three other facilities in the U.S. and Canada. While these plant closures will result in closure costs in the short term and require near-term cash expenditures, they are expected to yield positive savings and improved cash flow in later years. Long term, we expect these actions to reduce our annual operating costs by $60 to $85.
In addition to the above manufacturing footprint actions in the U.S. and Canada and the overhead cost reductions, which are worldwide, we are considering ways to restructure our operations in the United Kingdom to improve profitability. We are also seeking separate financing for our overseas operations, as discussed under “Liquidity.” However, U.S. tax restrictions, exchange controls and other limitations will likely preclude repatriation of a portion of the cash that otherwise would be available from these activities, and from our continuing profitable overseas operations.
We are also continuing to pursue previously announced divestitures and alliances and, as we implement our reorganization initiatives, we may identify additional opportunities to be pursued as part of returning our U.S. operations to sustainable viability.
•	We are in the process of selling our non-core engine hard parts, fluid products and pump products businesses which, collectively, employ approximately 9,800 people worldwide and generated annual sales of approximately $1,200 in 2005. We are in negotiations with parties interested in purchasing these businesses. We expect to present bidding procedures for the engine hard parts and fluid products businesses to the Bankruptcy Court in the fourth quarter of 2006 and to have bids for these businesses by year end. Due to the requirements for competitive bidding in the bankruptcy proceedings, as well as the need for customary regulatory approvals for the engine parts divestiture, we do not anticipate closing the sale of these businesses until the first quarter of 2007. We are in the final stages of negotiation with a buyer for our pump products business. This sale is not subject to the Bankruptcy Court bidding process, since the business is located outside the U.S. and held by a non-Debtor.

•	In September 2006, we announced an agreement with Hendrickson USA, L.L.C. for the sale of our trailer axle manufacturing business. In October, the parties amended the agreement to reflect a renegotiation of the purchase price. The Bankruptcy Court has approved the bidding procedures for this sale, and we expect to have Bankruptcy Court approval of the sale by the end of this year.

•	We are continuing to take steps to implement a joint venture with Dongfeng Motor Co. Ltd. (Dongfeng) to develop and produce commercial vehicle axles in China.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
On March 3, 2006, Dana Corporation and forty of our wholly-owned domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Neither DCC (including DCC's direct and indirect subsidiaries) nor any of our non-U.S. affiliates has commenced any bankruptcy proceedings. See Note 2 to our condensed consolidated financial statements in Part I, Item 1 for a list of the wholly owned subsidiaries included in the Bankruptcy Cases.
The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses in the ordinary course as debtors in possession, subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the Bankruptcy Cases while we evaluate and implement the changes discussed above. While we cannot predict with precision how long the reorganization process will take, we expect it to take 18 to 24 months from the Filing Date. Under an order entered by the Bankruptcy Court on June 28, 2006, the Debtors have the exclusive right to file a plan of reorganization until January 3, 2007. The Debtors are permitted to request, and currently expect to seek, an extension of this exclusivity period.
We have a $1,450 DIP Credit Agreement which the Bankruptcy Court approved in March 2006. This facility is providing funding to Dana to continue our operations during the Chapter 11 reorganization process. The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition (i.e., after the Filing Date). These include orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition (i.e., pre-Filing Date) wages and salaries, honor our obligations to our customers and pay some or all of the pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.

Official committees of the Debtors’ unsecured creditors, of retirees not represented by unions and of Dana’s equity security holders have been appointed in the Bankruptcy Cases and, in accordance with the provisions of the Bankruptcy Code, have the right to be heard on all matters that come before the Bankruptcy Court. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors.
Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by both contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease generally means that a Debtor will agree to perform its obligations and cure certain existing defaults under the contract or lease; and “rejecting” it means that a Debtor will be relieved of its obligations to perform further under the contract or lease, which will give rise to an unsecured pre-petition claim for damages for the breach thereof. The Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.
On June 30, 2006, the Debtors filed their schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. The Bankruptcy Court set September 21, 2006 as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). Asbestos-related personal injury and wrongful death claimants were not required to file proofs of claim by the bar date, but such claims will be addressed as part of the Chapter 11 proceedings.
The Debtors are now in the process of evaluating the claims that were submitted and investigating unresolved proofs of claim and are establishing procedures to reconcile and resolve them. Our Liabilities subject to compromise represent our current estimate of claims expected to be allowed by the Bankruptcy Court based on activity to date. At this time we cannot reasonably estimate the value of the claims that will ultimately be allowed by the Bankruptcy Court since our evaluation of the filed claims has just begun.
While we continue our reorganization under Chapter 11, investments in our securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain and shares of our common stock may be cancelled without any compensation pursuant to such plan.
DCC Notes
Dana’s bankruptcy filing created an event of default under DCC’s outstanding medium-term and private placement notes (the DCC Notes). DCC is engaged in discussions with an Ad Hoc Committee formed by certain of its noteholders regarding a potential forbearance agreement with respect to the default. (See Note 4 to our condensed consolidated financial statements in Item 1 of Part I.) Two DCC noteholders that are currently not part of the Ad Hoc Committee commenced a lawsuit against DCC for nonpayment of the principal of $7 and accrued interest on their DCC Notes that were due in April 2006. In October 2006, the court ruled in favor of the plaintiffs and entered a judgment against DCC for outstanding loans in the amount of $7, plus interest. DCC is assessing its options with respect to this judgment.

Business Units
We manage our products globally through two market-focused business units – ASG and HVTSG. ASG primarily supports the original equipment manufacturers (OEMs) of light vehicles, including light trucks (sport utility vehicles (SUVs), pickup trucks, crossover vehicles (CUVs) and vans) and passenger cars, and manufactures driveshafts for the commercial vehicle market. HVTSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).
Trends in Our Markets
North American Light Vehicle Market
Production Cutbacks
Light vehicle production in North America has been steady at approximately 15.8 million units in each of the two past years. Overall production levels in this market in the first half of 2006 were comparable to those in the first six months of 2005, but this was attributable to increased passenger car production, as light truck production was down about 4%. In the third quarter of 2006, two of our largest light vehicle customers announced significant production cuts for the remainder of the year. In August, Ford announced production cuts of 20,000 units in the third quarter and 168,000 units in the fourth quarter and in September Chrysler announced production cuts of 90,000 units in the third quarter and 45,000 units in the fourth quarter. Largely as a result of these cutbacks, North American light truck production in the third quarter of 2006 was down about 17% compared to the same period in 2005 and production in the fourth quarter of 2006 is expected to be down about 9% from the last quarter of 2005. Total build for 2006 is forecasted to be 15.3 million units (source: Global Insight).
The production cuts by Ford and Chrysler were heavily weighted toward medium and full size pick-up trucks and SUVs, where inventories had built up due to consumer concerns about high fuel prices and increased preferences for models with better fuel economy, such as CUVs and, to a lesser extent, passenger cars. The cuts were mostly on platforms for vehicles on which we have higher content. During the third quarter of 2006, production of the specific platforms with significant Dana content was about 25% lower than in the same period in 2005, and we expect that fourth quarter production on these platforms will be down about 18% from the same period last year. In total, we anticipate that these production cuts will adversely impact our second-half 2006 sales by more than $250.
Overall North American light vehicle production in 2007 is forecasted to be approximately 15.3 million units, the same as in 2006 (source: Global Insight).We anticipate continued consumer focus on fuel economy and do not expect to see production levels of our key platforms rebound significantly in 2007. In the event that 2007 production is maintained at levels consistent with those following the 2006 cutbacks, we estimate the effect would be a reduction to our 2007 sales of approximately $750 next year.
OEM Pricing Pressures
The declining sales of light vehicles (especially light trucks, which have a higher margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, are putting increased pressure on the financial performances of some of our largest customers, Ford, GM and Chrysler. In turn, these OEMs are continuing to seek pricing concessions from their suppliers. This will make it more challenging for us to achieve our restructuring goal of improving product profitability by obtaining price modifications from these and other customers.

Commodity Costs
Another challenge we face is the high cost of steel and other raw materials, which has had a significant adverse impact on our results, and those of other North American automotive suppliers, for over two-and-a-half years. Steel suppliers began assessing price surcharges and increasing base prices during the first half of 2004, and prices have remained high throughout 2005 and into 2006. Two commonly-used market-based indicators – the #1 Bundled, Tri Cities Scrap index and the spot market price for hot-rolled sheet steel – illustrate the impact. As compared to prices at the end of 2003, average scrap steel prices on the Tri Cities index during the first nine months of 2006 were more than 40% higher and spot market hot-rolled sheet steel prices during 2006 were up more than 80%. At current consumption levels, we estimate that our annualized cost of raw steel is approximately $160 higher than it would have been using prices at the end of 2003. We have taken actions to mitigate the impact of these increases including consolidating purchases, taking advantage of our customers’ resale programs where possible, finding new global steel sources, identifying alternative materials, and re-designing our products to be less dependent on steel.
During the latter part of 2005 and early 2006, cost increases for raw materials other than steel have also been significant. Average prices for aluminum and nickel for the first nine months of 2006 were up more than 30% over the same period in 2005, resulting in an annualized cost increase of about $17 in 2006 at our current consumption levels. In addition, copper and brass prices have increased significantly, impacting in particular our businesses that are for sale and classified as discontinued operations. Average prices for these materials in the first nine months of 2006 were nearly double the average prices for the same period in 2005, resulting in a year-over-year increase in annualized cost at current consumption levels of about $24.
As discussed above, our restructuring initiatives include working with our customers to recover a greater portion of our commodity materials costs.
Automotive Supplier Bankruptcies
Five major U.S. automotive suppliers have filed for protection under Chapter 11 of the Bankruptcy Code since early 2005, including, in addition to Dana, Tower Automotive, Inc., Collins & Aikman Corporation, Delphi Corporation, and, most recently, Dura Automotive Systems, Inc. These bankruptcy filings indicate stress in the North American light vehicle market which could lead to further filings or to competitor or customer restructurings or consolidations that could impact the marketplace and our business.
North American Commercial Vehicle Market
Production Cyclicality
The North American commercial vehicle market has been strong during 2006, primarily due to pre-buying of heavy-duty (Class 8) and medium-duty (Class 5-7) trucks in advance of the more stringent U.S. emission regulations that will take effect at the beginning of 2007 and increase the prices of these trucks. As a result, North American heavy-duty truck build is expected to be approximately 356,000 units in 2006, compared to 333,000 units in 2005 and 263,000 units in 2004, and medium-duty truck build is forecasted at about 247,000 units in 2006, compared to 243,000 units in 2005 and 225,000 units in 2004 (source: ACT).

Compared to the same periods last year, production of Class 8 vehicles in North America was up about 5% in the third quarter and 6% in the first nine months of 2006, and Class 5-7 production was slightly higher in the third quarter of 2006 and about even for the first nine months of 2006. We expect fourth quarter 2006 production of both heavy-duty and medium-duty trucks to be comparable to the third quarter 2006 and slightly ahead of the fourth quarter of 2005.
However, as a result of the pre-buying this year, we anticipate decreases of approximately 47% in North American Class 8 build and 19% in Class 5-7 build next year, compared to 2006. This will have a significant adverse impact on us, reducing our sales in these markets by an estimated $500 in 2007.
Commodity Costs
The high commodity costs affecting the North American light vehicle market have also impacted the commercial vehicle market, but this impact has been partially mitigated by our ability to recover material cost increases from our commercial vehicle customers.
New Business
A continuing major focus for us is growing our revenue through new business. In the OEM vehicular business, new business programs are generally awarded to suppliers well in advance of the expected start of production of a new model/platform. The specific amount of lead-time varies based on the nature of the product, size of the program and required start-up investment. The awarding of new business usually coincides with model changes on the part of vehicle manufacturers. Given the OEMs’ cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the model/platform life, typically several years.
Net new business is expected to contribute approximately $410, $450 and $110 of sales in 2006, 2007 and 2008. While continuing to support the traditional Detroit-based Ford, GM and Chrysler, we are striving to diversify our sales across our customer base. We already serve every major vehicle makers in the world in the light, commercial and off-highway vehicle markets. Approximately 80% of our current book of net new business involves customers other than Ford, GM and Chrysler, and approximately 70% of this business is with other automotive manufacturers based outside North America. We have achieved double-digit sales growth with European and Asian light vehicle manufacturers over the past several years. These customers account for six of the top ten product launches for ASG in 2006. Our success on this front has been achieved, in part, through our expanding global operations and affiliates. Our people and facilities around the world are actively supporting the global platforms of our foreign-based customers today. Our Commercial Vehicle Systems business, which currently operates predominantly in North America, is pursuing sales outside this region, and we expect the joint venture in China with Dongfeng, when fully implemented, to provide an opportunity to grow the non-U.S. sales of this business. Approximately two-thirds of our off-highway sales already occur outside North America, and we are continuing to aggressively pursue new business in this market.

United States Profitability
Our U.S. operations have generated losses before income taxes during the past five years aggregating more than $2,000. While numerous factors have contributed to the lack of profitability in the U.S., paramount among them are those discussed earlier in this report:
•	Customer price reductions — Over the past several years, our major U.S. customers have experienced declining market share and excess assembly capacity. As their profitability has come under pressure, they have demanded and received price reductions from us and other suppliers. In order to retain existing business and obtain new business, we have provided significant price decreases. Since 2004, we estimate that price downs have reduced our annual gross margin by more than $100.

•	Low-cost country suppliers -- The quality of products now available from manufacturers in countries with lower labor costs has improved significantly over the past several years. The emergence of this supply base has similarly put downward pressure on pricing to customers.

•	Retiree health care costs — We have accumulated retiree health care costs disproportionate to the scale of our current business. In 2006, our U.S. operations will absorb retiree health care costs of approximately $118. Our pool of retirees in the U.S. has grown disproportionately as a result of our acquisitions and divestitures, magnifying the impact that inflation in the costs of health care has had on us.

•	Increased raw material costs — Most notably since 2003, our raw material costs have increased significantly. Given the cost pressures facing our major U.S. customers in the light vehicle market, we have absorbed most of these higher costs, and what relief we have received has been mostly outside the U.S.
In past years, we have taken significant restructuring actions in an effort to improve our U.S. profitability. In 2001 and 2002, we undertook the largest restructuring program in our history, taking after-tax restructuring charges of $445, closing 39 facilities and reducing the workforce by 20%. Additional restructuring initiatives have been taken in subsequent years. A substantial portion of these actions were directed specifically at our U.S. operations. While these actions have improved our profitability, they have been insufficient to offset the downward profit pressures, in large part from the factors cited above.
The current financial performance of the Debtor operations is reported in Note 2 to the financial statements in Item 1 of Part I. During the first nine months of 2006, the Debtors experienced before tax losses of $326, which included $108 of net reorganization costs. After adjusting for the reorganization items, the losses are indicative of our current and ongoing U.S. profitability at current sales levels, underscoring the urgency of pursuing the business strategy discussed above.

Results of Operations – Summary (Third Quarter 2006 versus Third Quarter 2005)

	For the Three Months Ended
	September 30,
				Increase
	2006	2005		(Decrease)
Net sales	$2,009		$2,119	$(110)
Cost of sales	1,949		2,018	(69)

Gross margin	60		101	(41)
Selling, general and administrative expenses	90		120	(30)

Gross margin less SG&A	$(30)		$(19)	$(11)

Impairment of goodwill	$46	$		$46
Impairment of other assets	$165	$		$165
Reorganization items	$25	$		$25
Interest expense	$24		$42	$(18)

Loss from continuing operations	$(272)		$(968)	$696
Loss from discontinued operations	(84)		(306)	222
Effect of change in accounting			2	(2)

Net loss	$(356)		$(1,272)	$916

Gross margin less SG&A is a non-GAAP financial measure derived by excluding other income, net from the most closely related GAAP measure, income from continuing operations before interest, reorganization items and taxes. We believe this measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

Results of Operations (Third Quarter 2006 versus Third Quarter 2005)
The tables below show changes in our sales by geographic region and business unit for the three months ended September 30, 2006 and 2005.
Geographical Sales Analysis

				Amount of Change Due To
			Increase	Currency	Acquisitions	Organic
	2006	2005	(Decrease)	Effects	(Divestitures)	Change
North America	$1,213	$1,310	$(97)	$10	$24	$(131)
Europe	429	372	57	21		36
South America	221	229	(8)	3	(6)	(5)
Asia Pacific	146	208	(62)			(62)

Total	$2,009	$2,119	$(110)	$34	$18	$(162)

Business Unit Sales Analysis

				Amount of Change Due To
			Increase	Currency	Acquisitions	Organic
	2006	2005	(Decrease)	Effects	(Divestitures)	Change
ASG	$1,279	$1,468	$(189)	$22	$18	$(229)
HVTSG	724	642	82	12		70
Other	6	9	(3)			(3)

Total	$2,009	$2,119	$(110)	$34	$18	$(162)

Organic change is a period-on-period measure of sales volume that ignores the effects of currency movements, acquisitions and divestitures. We experienced an organic sales decline of $162 or 8% in the third quarter of 2006 compared to the same period in 2005. Changes in currency rates since the third quarter of 2005 added $34 in sales, while a recent acquisition contributed $18.
Regionally, our North American organic sales decreased 10% in the third quarter of 2006 compared to the same period in 2005. Overall light truck production levels were down about 17% and, in particular, production levels on vehicles with significant Dana content – primarily pick-ups and SUVs – were down about 25%. The sales decline due to lower production levels was partially offset by new business programs, primarily with light truck and off-highway customers. The currency-related increase was due to a stronger Canadian dollar, while the acquisition-related increase resulted from the purchase of the traction and torque operations which were previously owned by Spicer S.A., our former joint venture in Mexico. In Europe, the organic sales increase was due primarily to net new business, principally in the off-highway market. The currency-related increase was due principally to a stronger euro. The decrease in Asia Pacific organic sales was due principally to the expiration of an axle program in Australia with Holden Ltd., a subsidiary of General Motors.
By business unit, the organic sales decrease in ASG was primarily due to lower North American production of light trucks having significant Dana content. Contributions from net new business offset some of the production level decline. Customary price reductions in this market also contributed to lower sales. HVTSG, on the other hand, benefited from a stronger North American Class 8 commercial vehicle market where overall production levels were up about 5%, and from net new business, principally in its off-highway group.
The table below shows our business unit margin analysis for the three months ended September 30, 2006 and 2005:
Margin Analysis

	As a Percentage of Sales		Increase
	2006	2005	(Decrease)
Gross margin:
ASG	3.3%	6.4%	(3.1)%
HVTSG	8.2%	6.4%	1.8%
Consolidated	3.0%	4.8%	(1.8)%

Selling, general and administrative expenses:
ASG	3.8%	3.6%	0.2%
HVTSG	3.1%	4.6%	(1.5)%
Consolidated	4.4%	5.7%	(1.3)%

Gross margin less SG&A:
ASG	(0.5)%	2.8%	(3.3)%
HVTSG	5.1%	1.8%	3.3%
Consolidated	(1.4)%	(0.9)%	(0.5)%
In ASG, gross margin less SG&A declined by 3.3% in the third quarter of 2006, compared to the same period in 2005. The 16% decline in organic sales was the primary factor, as we were unable to fully scale our fixed and variable cost to the lower sales level. Contractual customer price reductions and higher premium freight costs to avoid customer disruptions reduced margin by $4 and $2 in the third quarters of 2006 and 2005. The acquisition of the Mexican traction and torque businesses also negatively impacted margins, as these operations generated negative margin less SG&A of $2. Partially offsetting these reductions were slightly lower overall material costs, despite the higher prices on certain raw materials.
Gross margin less SG&A in HVTSG improved 3.3% in the third quarter of 2006 when compared to the same period last year, benefiting in part from higher overall sales and fewer employees relative to sales. Margins benefited by $7 from sales price increases tied to material cost recovery, but were negatively impacted by $2 for higher premium freight costs to satisfy delivery requirements. Third quarter 2005 results included higher provisions of $4 for settlement of customer claims.
Corporate expenses and other costs not allocated to the business units improved consolidated gross margins less SG&A by 0.4% for the third quarter of 2006 compared to the same period in 2005. Professional fees in connection with implementing working capital improvements and a Human Resource outsourcing arrangement resulted in costs of $5 in 2005 that were not incurred in 2006. Also benefiting period-over-period margin improvement by $3 was a settlement reached during this year’s third quarter with a service provider over certain disputed contract charges. Negatively impacting third quarter 2006, we recognized pension settlement cost of $3 based on the bankruptcy-induced, higher level of lump sum distributions from certain pension plans. The remaining margin improvement was principally due to overall lower costs resulting from staffing and other cost reductions.

Impairment of assets
As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of Part I, impairment charges of $165 were recorded in the third quarter of 2006 to reduce lease and other assets in DCC to their fair value less cost to sell. As discussed in Note 6 to our condensed consolidated financial statements in Item 1 of Part I, a $46 charge was taken to write-off goodwill in our Traction Products business.
Other income (expense)
Other income increased by $35 in the third quarter of 2006 compared to the same period in 2005. The divestiture of our fuel rail business and dissolution of a bearings joint venture in 2005 resulted in pre-tax losses of $16. In 2006, the dissolution of our Mexican joint venture resulted in a pre-tax gain of $9. Other divestitures finalized during the third quarter of 2006 generated net pre-tax gains of $6.
Interest expense
As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations is now subject to compromise. Effective with our filing for reorganization under Chapter 11, and in accordance with GAAP, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the third quarter of 2006 on these obligations amounted to $27.
Reorganization items
Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our condensed consolidated financial statements in Item 1 of Part I for a summary of these costs. Reorganization items reported in the three months ended September 30, 2006 consisted of professional advisory fees and lease rejection costs, which were partially reduced by interest income on higher cash balances and settlements of pre-petition liabilities to suppliers.
Income tax benefit (expense)
The primary factor resulting in income tax expense of $20 during the third quarter of 2006, as compared to a $86 benefit that would be expected based on the 35% U.S. statutory income tax rate, was the discontinued recognition of tax benefits on U.S. losses. With no U.S. tax benefit, the income tax expense reflected in the condensed consolidated financial statements for the three months ended September 30, 2006 was primarily the tax on profits of our non-U.S. operations at their expected annual effective tax rates. Also affecting the difference between the actual effective rate and the U.S. federal rate was a $46 impairment charge in the third quarter of 2006 for goodwill that was not deductible for tax purposes.
During the third quarter of 2005, we provided a valuation allowance of $907 against our net U.S. deferred tax assets and provided additional allowances of $13 against similar net deferred tax assets in the U.K. These provisions were the principal reason for Tax expense of $921 recognized during the third quarter of 2005 differing from tax benefit of $18 that would be expected at a 35% federal U.S. tax rate.

Results of Operations – Summary (Year-to-Date 2006 versus Year-to-Date 2005)

	For the Nine Months Ended
	September 30,
				Increase
	2006	2005		(Decrease)
Net sales	$6,506		$6,565	$(59)
Cost of sales	6,199		6,179	20

Gross margin	307		386	(79)
Selling, general and administrative expenses	329		357	(28)

Gross margin less SG&A	$(22)		$29	$(51)

Impairment of goodwill	$46	$		$46
Impairment of other assets	$180	$		$180
Reorganization items	$114	$		$114
Interest expense	$89		$124	$(35)

Loss from continuing operations	$(408)		$(931)	$523
Loss from discontinued operations	(102)		(301)	199
Effect of change in accounting			6	(6)

Net loss	$(510)		$(1,226)	$716

Gross margin less SG&A is a non-GAAP financial measure derived by excluding other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and taxes. We believe this measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

Results of Operations (Year-to-Date 2006 versus Year-to-Date 2005)
The tables below show changes in our sales by geographic region and business unit for the nine months ended September 30, 2006 and 2005.
Geographical Sales Analysis

				Amount of Change Due To
			Increase	Currency	Acquisitions	Organic
	2006	2005	(Decrease)	Effects	(Divestitures)	Change
North America	$3,983	$4,135	$(152)	$48	$3	$(203)
Europe	1,387	1,206	181	(21)		202
South America	641	626	15	29	(17)	3
Asia Pacific	495	598	(103)	(10)		(93)

Total	$6,506	$6,565	$(59)	$46	$(14)	$(91)

Business Unit Sales Analysis

				Amount of Change Due To
			Increase	Currency	Acquisitions	Organic
	2006	2005	(Decrease)	Effects	(Divestitures)	Change
ASG	$4,280	$4,527	(247)	$50	$(14)	$(283)
HVTSG	2,209	2,014	195	(4)		199
Other	17	24	(7)			(7)

Total	$6,506	$6,565	$(59)	$46	$(14)	$(91)

Organic sales were down 1% in the first nine months of 2006, compared to the same period last year as lower light vehicle production levels in our largest market – North America – were partially offset by net new business that came on stream in the first nine months of 2006 and by higher heavy vehicle production levels.
Regionally, production cuts by a number of major North American automotive manufacturers in the first nine months of 2006, compared to the same period last year, were largely responsible for the organic sales decrease. In the first nine months of 2006, overall light truck production levels in North America were down 8%, with production levels on vehicles with significant Dana content down even more. This was offset to some extent by slightly stronger Class 8 commercial vehicle production levels in the first nine months of 2006 and contributions from net new business. The currency-related increase was due to a stronger Canadian dollar. In Europe, the organic sales increase was due in large part to net new business, primarily in our off-highway and traction businesses. A weaker euro in the first nine months of 2006 offset some of the organic sales increase. The sales reduction in Asia Pacific was due principally to the aforementioned expiration of an axle program in Australia with General Motors’ Holden Ltd. subsidiary.
By business segment, the organic sales decrease in ASG in the first nine months of 2006, compared to the same period last year, was primarily due to lower North American production of light trucks having significant Dana content. Contributions from net new business offset some of the production decline. Customary price reductions in this market also contributed to lower sales. HVTSG, on the other hand, benefited from both net new business, principally in its off-highway business, and the previously mentioned stronger Class 8 commercial vehicle production level in North America.

The chart below shows our business unit margin analysis for the nine months ended September 30, 2006 and 2005:
Margin Analysis

	As a Percentage of Sales		Increase /
	2006	2005	(Decrease)
Gross margin:
ASG	5.7%	7.0%	(1.3)%
HVTSG	8.1%	8.1%	%
Consolidated	4.7%	5.9%	(1.2)%

Selling, general and administrative expenses:
ASG	3.7%	3.5%	0.2%
HVTSG	3.3%	4.6%	(1.3)%
Consolidated	5.0%	5.4%	(0.4)%

Gross margin less SG&A:
ASG	2.0%	3.5%	(1.5)%
HVTSG	4.8%	3.5%	1.3%
Consolidated	(0.3)%	0.5%	(0.8)%
In ASG, gross margin less SG&A declined from 3.5% in the first nine months of 2005 to 2.0% in the first nine months of 2006. In addition to margins being negatively impacted by lower sales of $247, they were negatively affected by customer price reductions. With the relatively steep production cuts in North America during the latter part of the third quarter of 2006, we were unable to fully scale the people and overhead cost in the business to the lower volumes. Mostly during the first six months of this year, as we sought to minimize supply chain disruption associated with our bankruptcy filing on March 3, 2006, we incurred some higher premium freight costs and other production inefficiencies which negatively impacted September 2006 year-to-date margins. With respect to material cost, although certain of our businesses have been negatively impacted by rising commodity costs like aluminum and nickel, we have managed to offset these increases with reductions in other areas such that material cost has not had a significant impact on period-over-period margins. Also, partially offsetting the factors reducing margin were cost savings from programs like lean manufacturing and value engineering, and lower cost from salaried work force and benefit program reductions.
Gross margin less SG&A in HVTSG improved from 3.5% in the first nine months of 2005 to 4.8% in the first nine months of 2006. Margins in HVTSG benefited from higher sales of $195. Additionally, during 2005, we were experiencing significant operational inefficiencies in our Commercial Vehicle business as our manufacturing and assembly footprint was unable to cost-effectively handle the ramped up volumes in 2005. Despite the higher sales levels in 2006, operational realignments have enabled us to reduce manpower levels, premium freight and other costs resulting in improved margins. As with ASG, material costs have not significantly impacted period-over-period margins in this business.
Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 0.3% for the first nine months of 2006 as compared to the same period in 2005. As a result of the bankruptcy filing, we have experienced a significant level of lump sum pension distributions, which have resulted in pension settlement costs of $14 for the nine months ended September 30, 2006, which reduced period-over-period margins. This increase was partially offset by manpower and other cost reductions. Costs not allocated to the businesses include postretirement benefit and other costs associated with certain divested and closed operations of approximately $28 in 2006 and $23 in 2005.

Impairment of assets
As discussed in Note 4 to our condensed consolidated financial statements in Item 1 of Part I an impairment charge of $165 was recorded in the third quarter of 2006 to reduce lease and other assets in DCC to their fair value less cost to sell. The year-to-date impairment included an additional $15 of impairment recorded in the first six months of 2006 based on the planned sale of a specific investment at an amount below its fair value less cost to sell. As discussed in Note 6 to our condensed consolidated financial statements in Item 1 of Part I, a $46 charge was taken to write-off goodwill in our Traction Products business.
Other income (expense)
Other income for the nine months ended September 30, 2006 is up $54 compared to the corresponding period in 2005. The increase was due primarily to the period in 2005 including losses from divestitures and joint venture dissolutions of $16, whereas the results for the period in 2006 included $15 of gains from such activities. Additionally, the sale of assets by DCC resulted in gains of $3 in 2006 as compared to $10 of losses in 2005.
Interest expense
As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations is now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first nine months of 2006 on these obligations amounted to $62.
Reorganization items
Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our condensed consolidated financial statements in Item 1 of Part I for a summary of these costs. Reorganization items reported in the nine months ended September 30, 2006 included professional advisory fees, lease rejection costs, debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement. The debt valuation adjustments and DIP underwriting fees were one-time charges associated with the initial phase of the reorganization.
Income tax benefit (expense)
The primary factor resulting in income tax expense of $78 during the first nine months of 2006, as compared to a tax benefit of $118 that would be expected based on the 35% U.S. statutory income tax rate, was the discontinued recognition of tax benefits on U.S. losses. Also impacting this rate differential was $46 of goodwill impairment charges recorded in 2006 which are not deductible for income tax purposes.
The nine-month 2005 results included a $907 provision for placing a valuation allowance against our net U.S. deferred tax assets. Additional valuation allowances of $13 were also provided in 2005 against net deferred tax assets in the U.K. These provisions were the principal reason for tax expense of $920 recognized in 2005 differing from a tax benefit of $11 that would be expected at a 35% federal U.S. tax rate.

Discontinued Operations
In October 2005, our Board of Directors approved the divestiture of our engine hard parts, fluid products and pump products operations with approximately 9,800 people in 44 operations worldwide, representing annual revenues of more than $1,200 in 2005. Accordingly, these businesses are reported as discontinued operations. In the motions and affidavits presented to the Bankruptcy Court on the Filing Date, we advised the Bankruptcy Court of our plan to sell these discontinued operations, and the anticipated proceeds were included in the DIP Credit Agreement budget. The sales of the engine hard parts and fluid products businesses will be subject to Bankruptcy Court approval.
An analysis of the net sales and the income (loss) from discontinued operations of these businesses for the three and nine months ended September 30, 2006 and 2005, aggregated by business segment, is shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net Sales:	2006	2005	2006	2005
ASG
Engine hard parts products	$151	$157	$504	$523
Fluid products	107	101	355	349
Pump products	26	22	77	73

Total net sales from discontinued operations	$284	$280	$936	$945

Loss from Discontinued Operations:
ASG
Engine hard parts products	$(17)	$7	$(16)	$9
Fluid products	(9)	(9)	(20)	(12)
Pump products	1	1	2	2
Other	(59)	(305)	(68)	(300)

Total loss from discontinued operations	$(84)	$(306)	$(102)	$(301)

In 2005, we reduced the carrying value of certain businesses comprising our discontinued operations to fair value less costs to sell. In the third quarter of 2005, having determined that sales of these businesses was likely, we recorded goodwill impairment charges of $83 and long-lived asset impairment of $207. During the fourth quarter of 2005, additional charges of $121 were recorded to adjust the held-for-sale businesses to fair value less cost to sell. During 2006, we have monitored changes in both the expected proceeds and the underlying net assets of these discontinued operations to determine whether additional adjustments were appropriate. During the third quarter of 2006, prospective buyers conducted due diligence, and we had several preliminary negotiations and discussions with the potential bidders. In part due to softening demand in the North American light vehicle market and to higher raw material prices, the near-term profit outlook for our discontinued businesses continues to be challenged. Based on our discussions with the potential buyers in the third quarter of 2006 and our updated profit outlook, we determined that an additional provision of $84 in the third quarter of 2006 was required to adjust the net assets of the discontinued operations to their fair value less cost to sell. Valuation adjustment charges for the nine months ended September 30, 2006 amounted to $115. These adjustments were recorded as an impairment of assets in the results of discontinued operations. Tax benefits of these adjustments related primarily to the non-U.S. entities and were $14 and $18 for the three months and nine months ended September 30, 2006, and $15 for the three and nine months ended September 30, 2005.

Liquidity
Although we believe we have adequate sources of funds for U.S. operations to meet our liquidity needs for 2007, our continuing losses from operations, together with our limited access to new sources of capital and our existing limited credit, mean that we may face a significant liquidity issue in the U.S. in 2007 unless we are successful in quickly achieving our short term strategic initiatives outlined above under “Management Overview” or in repatriating funds from our international operations.
A summary of the changes in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 is shown in the following tables:

Cash Flow Summary:	2006	2005
Cash flows provided by (used for) operating activities	$14	$(299)
Cash flows provided by (used for) investing activities	(149)	80
Cash provided by financing activities	147	316

Increase in cash and cash equivalents	12	97
Impact of foreign exchange and discontinued operations	11	(1)
Cash and cash equivalents at beginning of period	762	634

Cash and cash equivalents at end of period	$785	$730

Cash Flows - Operating Activities:	2006	2005
Net loss	$(510)	$(1,226)
Depreciation and amortization	206	240
Impairment and divestiture-related charges	325	304
Reorganization items, net	114
Payment of reorganization items	(65)
Deferred taxes	(14)	728
Effect of change in accounting		(6)
Other	(71)	(146)

	(18)	(106)
Increase in working capital	29	(193)

Cash flows provided by (used for) operating activities	$14	$(299)

Cash of $14 was provided by operating activities in the first nine months of 2006 as compared to a use of $299 in the same period of 2005. Trade receivables are customarily lower at the end of the calendar year as customer production levels are lighter during the holiday season. During the first nine months of 2006, trade receivables increased $148, which was a larger increase than in the same period of 2005.
The increase in trade receivables and other working capital items in the first nine months of 2006 was largely offset by an increase in accounts payable of $210, which compares to an increase in payables of only $19 in the corresponding period of 2005. The increased payables in 2006 resulted primarily from the non-payment of amounts owed prior to our bankruptcy filing that are now classified as Liabilities subject to compromise. Cash used for inventories was $34 during the first nine months of 2006 as compared to a source of $4 in 2005.

Excluding the change in working capital, cash used from operations was $18 in the nine months ended September 30, 2006 as compared to a use of $106 in the same period of 2005.

Cash Flows - Investing Activities:	2006	2005
Purchases of property, plant and equipment	$(239)	$(193)
Acquisition of business, net of cash acquired	(17)
Proceeds from sales of other assets	54	176
Payments from leases, loans and partnerships	20	70
Other	33	27

Cash flows provided by (used for) investing activities	$(149)	$80

Cash used for the purchase of property, plant and equipment was higher in the nine months ended September 30, 2006 when compared to the same period in 2005 due to the timing of new customer program requirements and the delay of certain expenditures during the second half of 2005. Capital spending for 2006 is currently expected to approximate $315. Funding for our ongoing capital spending will come primarily from the available credit under the DIP Credit Agreement.
Proceeds from asset sales were higher in the first nine months of 2005 than in the comparable period in 2006 primarily due to a higher level of DCC asset sales in 2005. The period-to-period reduction in payments from leases, loans and partnerships is due to sales of DCC assets during the last two years.
Financing Activities

Cash Flows - Financing Activities:	2006	2005
Net change in short-term debt	$(550)	$406
Payments of long-term debt	(4)	(45)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	7	21
Dividends paid		(54)
Other	(6)	(12)

Cash flows provided by financing activities	$147	$316

Non-U.S. Activity
At September 30, 2006, Cash and cash equivalents held outside the U.S. amounted to $469 including $22 of cash deposits. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access the cash. In addition, $70 was held by operations that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
At September 30, 2006 cash and cash equivalents held in the U.S. amounted to $316 including $83 of cash deposits and $64 was held by DCC, a non-Debtor subsidiary, whose cash is expected to be restricted by the forbearance agreement discussed in Notes 4 and 11.

Over the years, certain of our international operations have received cash from the U.S. to finance their activities. These international operations have intercompany loan obligations to the U.S. of $595 at September 30, 2006. We are working on developing additional credit facilities in certain of these foreign domains to generate cash which could be used for intercompany loan repayment or other methods of repatriation.
Pre-petition Financing
Before the Filing Date, we had a five-year bank facility maturing on March 4, 2010, which provided $400 of borrowing capacity, and an accounts receivable securitization program that provided up to a maximum of $275 to meet our periodic needs for short-term financing. The obligations under these facilities were paid off at the time of our bankruptcy filing with the proceeds of the DIP Credit Agreement.
DIP Credit Agreement
We currently have drawn $700 of the net amount available under our $1,450 DIP Credit Agreement’s term loan facility and we have issued $237 of letters of credit. Our remaining availability is subject to our maintaining collateral levels, and meeting covenants and other conditions of borrowing. (See Note 11 to our condensed consolidated financial statements in Item 1 of Part I.) Based on our collateral level at September 30, 2006 and the letters of credit issued, we had unused credit available of $334.
Debt Reclassification
Dana’s bankruptcy filing triggered the immediate acceleration of the Debtors’ direct financial obligations including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004 and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. The related Debtor obligations of $1,585 have been classified as Liabilities subject to compromise and the unsecured DCC Notes have been classified as part of the current portion of long-term debt in our Condensed Consolidated Balance Sheet. (See Note 2 to our condensed consolidated financial statements in Item 1 of Part I.) As a result of a first quarter 2006 agreement to sell DCC’s interest in a limited partnership, $55 of DCC non-recourse debt expected to be assumed by the buyer has been classified as a current liability. Certain non-U.S. borrowings totaling $16 continue to be classified as Long-term debt.
Canadian Credit Agreement
In June 2006, Dana Canada, as borrower, and certain of its Canadian affiliates, as guarantors, entered into the Canadian Credit Agreement. This agreement provides for a revolving credit facility of $100, of which $5 is available for the issuance of letters of credit. At September 30, 2006, there were no borrowings under the agreement. (See Note 11 to our condensed consolidated financial statements in Item 1 of Part I.)

Cash Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.
The following table summarizes our fixed cash obligations over various future periods:

		Payments Due by Period
		Less than 1	1 - 3	4 - 5	After 5
Contractual Cash Obligations	Total	Year	Years	Years	Years
Principal of long-term debt	$2,759	$459	$1,211	$203	$886
Operating leases	503	78	135	85	205
Unconditional purchase obligations	190	151	30	7	2
Other long-term liabilities	1,347	204	290	265	587

Total contractual cash obligations	$4,799	$892	$1,666	$560	$1,680

We are not able to determine the amounts and timing of our contractual cash obligations, as future payment timing and amounts are expected to be modified as a result of our reorganization under Chapter 11. Accordingly, the preceding table reflects the scheduled maturities based on the original payment terms specified in the underlying agreements and contracts.
Due to the uncertainty of the timing of future repayments of debt, the transfer of our debt obligations to Liabilities subject to compromise and the uncertainty of what portion, if any, of our interest obligations will be allowed in the bankruptcy proceedings, we are not able to determine the amounts and timing of our future interest obligations. Accordingly we have shown no interest obligations in the table above.
The unconditional purchase obligations are principally comprised of commitments for procurement of fixed assets and the purchase of raw materials.
We have a number of sourcing arrangements with suppliers for various components used in the assembly of our products, including certain outsourced components that we had manufactured ourselves in the past. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligations under these agreements are not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our production forecasts for 2006 and assume that the volumes were constant over the respective contract periods, the annual purchases under those agreements where we estimate the annual purchases would exceed $20 would be as follows: $529, $371, $369, $332 and $589 in 2006, 2007, 2008, 2009 and 2010 and thereafter, respectively.
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

We procure tooling from a variety of suppliers. In certain instances, in lieu of making progress payments on the tooling, we may guarantee a tooling supplier’s obligations under its credit facility secured by the specific tooling purchase order. At September 30, 2006, we had $2 of guarantees outstanding under this program.
At September 30, 2006, we maintained cash deposits of $105 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year. (See Note 10 to our condensed consolidated financial statements in Item 1 of Part I.)
In connection with certain of our pre-petition divestitures, there may be future claims and proceedings instituted or asserted against us relative to the period of our ownership or pursuant to indemnifications or guarantees provided in connection with the respective transactions. The estimated maximum potential amount of payments under these obligations is not determinable due to the significant number of divestitures and lack of a stated maximum liability for certain matters, and because these obligations are subject to compromise as pre-petition obligations. In some cases, we have insurance coverage available to satisfy claims related to the divested businesses. We believe that payments, if any, in excess of amounts provided or insured, related to such matters are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
Contingencies
Impact of Our Bankruptcy Filing
Under the Bankruptcy Code, the filing of our petition on March 3, 2006, automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
There is a consolidated securities class action (Howard Frank v. Michael J. Burns and Robert C. Richter) pending in the U.S. District Court for the Northern District of Ohio naming our CEO, Mr. Burns, and our former CFO, Mr. Richter, as defendants. Dana was formerly a defendant in this action, but was not named as a defendant in an amended complaint filed by the plaintiffs in August 2006. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing.
There are also two shareholder derivative actions (Steven Staehr v. Michael J. Burns, et al. and Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants. The derivative claims in these cases, alleging breaches of the defendants’ fiduciary duties to Dana, have been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy.

The defendants have moved to dismiss or stay the class action claims in these cases and a hearing on these motions has been set for January 2007.
Due to the preliminary nature of these lawsuits, at this time we cannot predict their outcome or estimate Dana’s related potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that any uninsured loss would not be material.
SEC Investigation
In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle business unit, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, at which time we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.
Tax Matters
In the ordinary course of business, we are involved in various tax matters, including transactions for which the related tax regulations are relatively new and/or subject to interpretation. A number of years may elapse before a particular matter is audited and a tax adjustment is proposed by the taxing authority. The years with open tax audits vary depending on the tax jurisdiction. We establish a liability when the payment of additional taxes related to certain matters is considered probable and the amount is reasonably estimable. We adjust these liabilities, including the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. These liabilities are recorded in Other accrued liabilities in our Condensed Consolidated Balance Sheet. Favorable resolution of tax matters for which a liability had previously been recorded would result in a reduction of income tax expense when payment of the tax is no longer considered probable.
Legal Proceedings Arising in the Ordinary Course of Business
We are a party to various pending judicial and administrative proceedings arising in the ordinary course of business. These include, among others, proceedings based on product liability claims and alleged violations of environmental laws. We have reviewed these pending legal proceedings, including the probable outcomes, our reasonably anticipated costs and expenses, the availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. Further discussion of these matters follows.

Asbestos-Related Product Liabilities
Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits, as well as any new lawsuits against us alleging asbestos-related claims, have been stayed during our reorganization process. However, claimants may file proofs of asbestos-related claims in the Bankruptcy Cases. The September 21, 2006 claims bar date did not apply to claimants alleging asbestos-related personal injury claims, but it was the deadline for claimants who are not one of the allegedly injured individuals or their personal representatives (including insurers) to file proofs of claim with respect to other types of asbestos-related claims. Our obligations with respect to asbestos claims will be addressed in our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
We had approximately 75,000 active pending asbestos-related product liability claims at September 30, 2006, compared to 77,000 at December 31, 2005, including 9,000 and 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $94 for indemnity and defense costs for pending asbestos-related product liability claims at September 30, 2006, compared to $98 at December 31, 2005. We accrue for pending claims based on our claims settlement and dismissal history.
The methodology we used for projecting future asbestos-related product claims and costs is described in our 2005 Form 10-K. Based on our current analysis, we estimate our potential liability through 2021 to be within a range of $70 to $120. Since the outcomes within that range are equally probable, the accrual at September 30, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable scenarios in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
At September 30, 2006, we had recorded $78 as an asset for probable recovery from our insurers for the pending and projected claims, the same balance as was recorded at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage which we intend to exercise in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
At December 31, 2005, we had recorded a receivable of $8 in connection with an October 2005 settlement agreement with one of our insurers. We received a payment of $2 in the first quarter of 2006 and $6 in the second quarter of 2006. We apply proceeds from such insurance commutations first to reduce any recorded recoverable amount. We evaluate any excess over the recoverable amount to assess whether any portion of the excess represents payments by the insurer for potential future liabilities.
In addition, we had a net amount recoverable from our insurers and others of $14 at September 30, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.

Other Product Liabilities
We had accrued $8 for contingent non-asbestos product liability costs at September 30, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information. If there is a range of equally probable outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $10 at both dates.
Environmental Liabilities
We had accrued $62 for contingent environmental liabilities at September 30, 2006, compared to $62 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.
Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties. Our estimated aggregate liability for this site was $15 at both December 31, 2005 and September 30, 2006. Following our bankruptcy filing, we discontinued the remedial investigation/feasibility study (RI/FS) we had been conducting at one unit of the site and informed EPA that since our alleged liabilities at this site occurred before the Filing Date, we believe they constitute pre-petition liabilities subject to resolution in the bankruptcy proceedings. In September 2006, EPA filed claims with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site; civil penalties, punitive damages and stipulated damages in connection with our termination of the RI/FS; and damages to natural resources. We expect that EPA’s claims will be resolved either through a negotiated settlement or through the claims process in the bankruptcy proceedings, where the validity and amounts of the asserted claims will have to be substantiated. We are reviewing the EPA’s claims and will adjust our liability estimate and accrual for the site in the future, if appropriate.
Other Liabilities Related to Asbestos Claims
Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In that year, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. When some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements, some of the settling claimants sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants for some time to resolve these issues. Through September 30, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the filing of our bankruptcy petition.

Assumptions
The amounts we have recorded for contingent asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if proposed U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for asbestos-related product liability claims that may be brought against us in the future based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.
Critical Accounting Estimates
The preparation of the interim financial statements involves the use of certain estimates that differ from those used in the preparation of the annual financial statements, the most significant of which relates to income taxes. For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is reevaluated each period based on changes in the components used to determine the annual effective rate. Our critical accounting estimates, as described in our 2005 Form 10-K, are unchanged. (See Note 1 to our condensed consolidated financial statements in Item 1 of Part I.)
Retiree Benefits
As described in Note 1 to the condensed consolidated financial statements in Item 1 of Part I, the provisions of a new FASB pronouncement (SFAS No. 158) will be effective for our year-end 2006 financial statements and require that we record on the balance sheet any unfunded liabilities associated with defined benefit pension and other postretirement obligations, as well as any assets exceeding plan obligations.
We use several key assumptions to determine our obligations, funding requirements and expense under defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. Our assumptions were last revised in December 2005. Long-term interest rates in the U.S. provide a general guideline for the discount rate. While these rates were higher for much of 2006, they recently declined to levels near those at the end of 2005. As such, if current interest rate levels hold through the end of the year, we would expect the discount rate to approximate the 5.65% rate we used in 2005. On the asset side, while the actual rate of return on U.S. pension fund assets through September 30, 2006 was about 6%, our five-year and ten-year pension fund returns have been about 11% and 9%, exceeding our expected long-term interest rate of 8.5%. Considering the census changes from the end of 2005, current interest rate levels and other factors, we believe that our 2007 U.S. pension obligation will decline somewhat, with pension expense increasing slightly as a result of actuarial loss amortization. We currently estimate that 2007 contributions to the U.S. pension plans will require a cash outlay of around $35 million, up slightly from 2006 contributions of about $32 million.

Expense of medical and life insurance benefits provided to certain retired employees under postretirement benefit plans will also be impacted by changes in our assumptions. The discount rate used to value these liabilities at the end of 2005 was 5.65%, and the rate today would be about the same based on current interest rates. Based on reduced employee levels and other factors, we believe that our postretirement medical and life insurance obligations and expense in the U.S. will decline somewhat in 2007. These obligations are not funded. Benefit payments to retirees in 2006 are expected to approximate $118 million, with 2007 payments also approximating this amount.
The estimates of program obligations, expense, contributions and benefit payments described above do not include the contemplated impact of certain reorganization actions relating to the U.S. pension and postretirement programs, that are described above in the “Management Overview” section.
Our international defined benefit pension plans and postretirement benefit programs cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as with the domestic plans. The ultimate impact on our financial condition and results of operations of estimates used in valuing the U.S. and international pension and postretirement programs will depend on the actual assumptions used for interest rates, discount rates, health care trend rates and other factors.
Long-lived Asset and Goodwill Impairment
We perform periodic impairment analyses on our long-lived assets (such as property, plant and equipment, carrying amount of investments and goodwill) whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets (excluding goodwill) are written down to fair value, as determined based on discounted cash flows or other methods providing best estimates of value. In assessing the recoverability of goodwill recorded by a reporting unit, projections regarding estimated future cash flows and other factors are made to determine the fair value of the reporting unit. By their nature, these assessments require significant estimates.
During the third quarter of 2006, as described in Notes 4 and 6 to the condensed consolidated financial statements included in Item 1 of Part I, lower expected sales resulting from production cutbacks by major customers within certain of our businesses and a weaker near term outlook for sales in these businesses triggered goodwill and long-lived asset impairment assessments. Based on our estimates of expected future cash flows relating to these businesses. We determined that we could not support the carrying value of the goodwill in our traction business. Accordingly, we took a $46 charge in the third quarter to write-off this goodwill. Based on our assessments of other long-lived assets, no impairment charges were determined to be required.
Our Traction and Structures operations within the Automotive Systems Group are presently at the greatest risk of incurring future impairment of their long-lived assets should they be unable to meet their forecasted cash flow targets. These businesses derive a significant portion of their sales from the domestic automotive manufacturers making them susceptible to future production decreases. These two operations are also likely to be impacted by some of the manufacturing footprint actions referred to in the Management Overview section. Following the write-off this quarter of the remaining goodwill in the Traction business, there is no additional goodwill being carried for these two businesses. The net book value of property, plant and equipment in the Traction and Structures businesses approximates $575 and $350, respectively, at September 30, 2006.
We evaluated the Traction and Structures businesses for long-lived asset impairment at September 30, 2006 by estimating their expected cash flows over the remaining average life of their long-lived assets, which was 7.5 years for Traction and 4.3 years for Structures, assuming that (i) there will be no growth in sales except for new business already awarded that comes on stream in 2007, (ii) pre-tax profit margins, except for the contributions from product profitability and manufacturing footprint actions discussed in (iii), will be comparable to 2007, (iii) these businesses will achieve 50% of the expected annual profit improvements from the product profitability and manufacturing footprint actions discussed above which are applicable to them (i.e., a half year of profit profitability improvement in 2007 and the full annual improvement commencing in 2008) and no improvements from the other reorganization initiatives, (iv) future sales levels in these businesses will not be negatively impacted by significant reductions in market demand for the vehicles on which we have significant content, and (v) these businesses will retain existing significant customer programs through the normal program lives. We utilized conservative asset salvage values for property, plant and equipment at the end of their average lives. Variations in any of these key assumptions could result in potential future asset impairments.

Asset impairments often result from significant actions like the discontinuance of customer programs and facility closures. In the “Management Overview” section, we discuss a number of reorganization actions that are in process or planned, which include customer program evaluations and manufacturing footprint assessments. While at present no final decisions have been made which require asset impairment recognition, future decisions in connection with the reorganization plan could result in future asset impairment losses.
Our DCC business, as described in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I, recognized an asset impairment charge of $165 in the quarter ended September 30, 2006 to reduce the carrying value of certain assets to their estimated fair value less cost to sell. These estimates of fair value were based, in part, on expected future cash flows, expected rates of return on comparable investments, current indicative offers for the assets and discussions with potential purchasers of the assets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various types of market risks, including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risk. There have been no material changes to our market risk exposure as discussed in our 2005 Form 10-K.
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
Based on the continued existence of the material weaknesses discussed in Item 9A of our 2005 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of September 30, 2006.
Additional information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions we have taken or are planning to take to remediate the material weaknesses is included in Item 9A of our 2005 Form 10-K and Item 4 in each of our Form 10-Q reports for the first and second quarters of 2006.
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
During the third quarter of 2006, we took the following actions to strengthen our internal controls:
•	We introduced a new process requiring that facility managers complete a monthly review of the key internal control processes at their facilities and provide an assertion as to compliance with such controls. Internally developed software is being used to monitor timely completion of the review and follow-up for assertions indicating potential non-compliance. The new process is currently implemented in our larger facilities, and we anticipate it will be implemented throughout the organization in 2007;

•	We introduced a process that requires our facilities to prepare analyses that can be used to analyze and evaluate monthly fluctuations of income statement and balance sheet accounts;

•	We continued the deployment of our account reconciliation software to our major facilities to allow access and review of reconciliations from a central location and also continued related software training;

•	We held two GAAP training sessions for our controller groups in North and South America, with additional sessions scheduled for the fourth quarter of 2006;

•	Our Board of Directors approved a strengthened Standards of Business Conduct that is available on our web site and employees will be trained on the revised standards on a global basis during the months ahead; and

•	We commenced training our internal audit staff in the use of computer-aided audit techniques in keeping with a recommendation that came from the independent review of our internal audit function that was conducted in 2005, with additional classes scheduled for the fourth quarter of 2006.
The turnover in our Finance and Information Technology functions, which we attribute to the uncertainty surrounding the reorganization process, continued in the third quarter. We are addressing the situation through reassignment of internal resources, recruitment of additional qualified personnel and the utilization of temporary resources.
CEO and CFO Certifications
The Certifications of our CEO and CFO which are attached to this report as Exhibits 31-A and 31-B include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2005 Form 10-K for a more complete understanding of the matters covered by the Certifications.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On March 3, 2006, Dana and forty of our wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. See Item 2 of Part I of this report for information about the Bankruptcy Cases. Under the Bankruptcy Code, the filing of the petitions for reorganization automatically stayed most actions against the Debtors, including most actions to collect on pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
As previously reported and described in Note 13 to our condensed consolidated financial statements in Item 1 of Part I and in Item 2 of Part I, we are a party to a pending pre-petition securities class action and pending shareholder derivative actions, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a materially adverse effect on our liquidity, financial condition or results of operations.
You can find more information about our legal proceedings in our 2005 Form 10-K and our Form 10-Q reports for the first and second quarters of 2006. Apart from the matters discussed above and in Note 13 to our condensed consolidated financial statements in Item 1 of Part I, there are no developments in previously reported legal proceedings or new proceedings that we are required to discuss in this report.
ITEM 1A. RISK FACTORS
In Item 1A of our 2005 Form 10-K, we discussed a number of risk factors that could adversely affect our business, financial condition and results of operations. There have been no material changes in most of the risk factors previously disclosed. However, as we have completed the dissolution of our Mexican joint venture (Spicer S.A.) and certain restructuring moves in the ASG and our Commercial Vehicle business, there is no longer a risk that those actions will not be completed, but only that we will be unable to achieve our projected costs savings and operational efficiencies.
We have identified two new risk factors in the third quarter of 2006 that could affect our performance:
1. We will be unable to continue as a sustainable, viable entity if we are unable to return our U.S. operations to profitability. As a result of our recent evaluations of the impact of the downturn in the U.S. automotive market, and because our U.S. operations continue to generate significant losses and consume significant cash, improving our U.S. operations is critical to us. Since these operations are integrated with our non-domestic worldwide operations for the manufacture and assembly of our products, the restructuring of these operations will be a challenge. Our emergence from Chapter 11 as a sustainable, viable business will require that we simultaneously implement the various restructuring initiatives discussed in Item 2 of Part I with the cooperation of all of our key business constituents — our customers, vendors, employees and retirees — in an increasingly troubled U.S. automotive industry and a cyclical commercial vehicle market.

2. Our business will be adversely affected if we are unable to renegotiate expiring collective bargaining agreements with our U.S. and Canadian unionized employees. Several of our collective bargaining agreements expire in the coming months. Our Master Agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) covering a major plant in Ohio and one in Pennsylvania expires in December 2006. Agreements with the Canadian Auto Workers (the CAW) covering two plants in Canada and an agreement with the International Association of Machinists (IAM) covering a plant in Illinois expire in the first half of 2007. Our Chapter 11 filing and certain of the restructuring initiatives discussed in Item 2 of Part I will make renegotiation of these agreements challenging. Our ability to provide an uninterrupted supply of our products to many of our key U.S. customers and our production costs will be adversely affected if we are unable to renegotiate these agreements on satisfactory terms or there are protracted disputes during the negotiations. In addition, in such event, our ability to implement many of our restructuring initiatives would be significantly hindered.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the third quarter of 2006, we repurchased the following shares of our common stock to satisfy the payment of withheld income taxes upon the vesting of previously granted restricted stock.

(d) Maximum
			(c) Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	(a) Number	(b) Price	as Part of Publicly	Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1 to July 31, 2006		$
August 1 to August 31, 2006
September 1 to September 30, 2006	9,096	1.59

Total	13,303	$1.59

ITEM 6. EXHIBITS
The Exhibits listed in the “Exhibit Index” are filed with or furnished as a part of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dana Corporation (Registrant)
Date: November 8, 2006	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer and duly authorized officer of Registrant

EXHIBIT INDEX

Method of Filing or
Exhibit No.	Description	Furnishing

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report