Form 10-K
period 2006-12-31
DANA CORP
filed 2007-03-20
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the average high and low trading prices of the common stock on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was approximately $409,000,000.

There were 150,346,688 shares of registrant’s common stock, $1 par value, outstanding at March 1, 2007.

DANA CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING INFORMATION

Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Corporation (Dana, we or us) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including the following and those discussed in Items 1A, 7 and 7A and elsewhere in this report (our 2006 Form 10-K), and in our other filings with the Securities and Exchange Commission (SEC).

Bankruptcy-Related Risk Factors

•	Our ability to continue as a going concern, operate pursuant to the terms of our debtor-in-possession credit facility, obtain court approval with respect to motions in the bankruptcy proceedings from time to time and develop and implement a plan of reorganization;

•	Our ability to fund and execute our business plan;

•	Our ability to obtain and maintain satisfactory terms with our customers, vendors and service providers and to maintain contracts that are critical to our operations;

•	Our ability to attract, motivate and/or retain key employees; and

•	Our ability to successfully implement the reorganization initiatives discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Risk Factors in the Vehicle Markets We Serve

•	High fuel prices and interest rates;

•	The cyclical nature of the heavy-duty commercial vehicle market;

•	Shifting consumer preferences in the United States (U.S.) from pickup trucks and sport utility vehicles (SUVs) to cross-over vehicles (CUVs) and passenger cars;

•	Market share declines and production cutbacks by our larger customers, including Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (Chrysler);

•	High costs of commodities used in our manufacturing processes, such as steel, other raw materials and energy, particularly costs that cannot be recovered from our customers;

•	Competitive pressures on our sales from other vehicle component suppliers; and

•	Adverse effects that could result from consolidations or bankruptcies of our customers, vendors and competitors.

Company-Specific Risk Factors

•	Changes in business relationships with our major customers and/or in the timing, size and duration of their programs for vehicles with Dana content;

•	Price reduction pressures from our customers;

•	Our vendors’ ability to maintain projected production levels and furnish us with critical components for our products and other necessary goods and services;

•	Our ability to successfully complete previously announced asset sales;

•	Our ability to renegotiate expiring collective bargaining agreements with U.S. and Canadian unionized employees on satisfactory terms;

•	Adverse effects that could result from enactment of U.S. federal legislation relating to asbestos personal injury claims; and

•	Adverse effects that could result from increased costs of environmental compliance.

PART I

(Dollars in millions, except per share amounts)

Item 1.	Business

General

Dana Corporation, a Virginia corporation organized in 1904, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, and sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 45,000 people and operate 121 major facilities in 28 countries.

Reorganization Proceedings under Chapter 11 of the Bankruptcy Code

On March 3, 2006 (the Filing Date), Dana and forty of our wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy Cases.” Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates are Debtors.

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

While we continue our reorganization under Chapter 11 of the Bankruptcy Code, investments in our securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain, and shares of our common stock may be cancelled without any compensation pursuant to such plan.

The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements to enhance performance. We are proceeding with previously announced divestiture and reorganization plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we are taking steps to reduce costs, increase efficiency and enhance productivity so that we can emerge from bankruptcy as a stronger, more viable company. We have the exclusive right to file a plan of reorganization in the Bankruptcy Cases until September 3, 2007, by order of the Bankruptcy Court.

In March 2006, the Bankruptcy Court granted final approval of our debtor-in-possession (DIP) credit facility (DIP Credit Agreement) under which we may borrow up to $1,450, consisting of a $750 revolving credit facility and a $700 term loan facility. The DIP Credit Agreement provides funding to continue our operations without disruption to our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. In January 2007, the Bankruptcy Court approved an amendment to the DIP Credit

Agreement to increase the term loan facility by $200, subject to certain terms and conditions discussed below under “DIP Credit Agreement” in Item 7. Also, in January 2007, we permanently reduced the aggregate commitment under the revolving credit facility from $750 to $650.

The Bankruptcy Court has also entered a variety of orders designed to permit us to continue to operate on a normal basis post-petition (i.e., after the Filing Date). These include orders authorizing us to continue our consolidated cash management system, pay employees their accrued pre-petition (i.e., before the Filing Date) wages and salaries, honor our obligations to our customers and pay some of the pre-petition claims of foreign vendors and certain suppliers that are critical to our continued operation, subject to certain restrictions.

Official committees of the Debtors’ unsecured creditors (Creditors Committee or UCC) and retirees not represented by unions (Retiree Committee) have been appointed in the Bankruptcy Cases. Among other things, the Creditors Committee consults with the Debtors regarding the administration of the Bankruptcy Cases; investigates matters relevant to these cases or to the formulation of a plan of reorganization, participates in the formulation of, and advises the unsecured creditors regarding, such plan; and generally performs other services in the interest of the Debtors’ unsecured creditors. The Retiree Committee acts as the authorized representative of those persons receiving certain retiree benefits who are not covered by an active or expired collective bargaining agreement in instances where the Debtors seek to modify or not pay certain retiree benefits. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders had been appointed but was disbanded effective February 9, 2007.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Debtors will agree to perform their obligations and cure certain existing defaults under the contract or lease and “rejecting” it means that the Debtors will be relieved of their obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Since the Filing Date, the Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.

The Debtors filed their initial schedules of assets and liabilities existing on the Filing Date with the Bankruptcy Court in June 2006 and have since then made amendments to these schedules. In July 2006, the Bankruptcy Court set September 21, 2006 as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). Asbestos-related personal injury and wrongful death claimants were not required to file proofs of claim by the bar date, and such claims will be addressed as part of the Chapter 11 proceedings. The Debtors are now in the process of evaluating the claims that were submitted and establishing procedures to reconcile and resolve them. The Debtors have objected to multiple claims and expect to file additional claim objections with the Bankruptcy Court. Our Liabilities subject to compromise represent our current estimate of claims under generally accepted accounting principles in the United States (GAAP or U.S. GAAP) expected to be resolved by the Bankruptcy Court based on our evaluation to date. See Note 2 to our consolidated financial statements in Item 8 for more information about Liabilities subject to compromise.

In August 2006, the Bankruptcy Court entered an order establishing procedures for trading in claims and equity securities which is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana stock are subject to certain notice and consent procedures prior to acquiring or disposing of Dana common shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be subject to a requirement to sell down the excess claims if necessary to implement such a plan of reorganization.

We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be resolved under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan by September 3, 2007, there is no assurance that we will file the plan by that date or that the plan will be confirmed by the Bankruptcy Court and consummated. Additionally, there is no assurance that we will be successful in achieving our reorganization goals, or that any measures that are achievable will result in sufficient improvement to our financial position to make our business sustainable. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a reorganization is not completed, we could be forced to sell a significant portion of our assets to retire outstanding debt or, under certain circumstances, to cease operations.

Our Business

Markets

We serve three primary markets:

•	Light vehicle market — In the light vehicle market, we design and manufacture light axles, driveshafts, structural products, chassis, steering, and suspension components, engine sealing products, thermal management products and related service parts for light trucks (including pick-up trucks, SUVs, vans and CUVs) and passenger cars.

•	Commercial vehicle market — In the commercial vehicle market, we design and manufacture axles, driveshafts, brakes, chassis and suspension modules, ride controls and related modules and systems, engine sealing products, thermal management products, and related service parts for medium and heavy duty trucks, buses and other commercial vehicles.

•	Off-Highway market — In the off-highway market, we design and manufacture axles, transaxles, driveshafts, brakes, suspension components, transmissions, electronic controls, related modules and systems, engine sealing products and related service parts for construction machinery and leisure/utility vehicles and outdoor power, agricultural, mining, forestry and material handling equipment and for a variety of non-vehicular, industrial applications.

We have two primary business units: the Automotive Systems Group (ASG), which sells products mostly into the light vehicle market, and the Heavy Vehicle Technologies and Systems Group (HVTSG), which sells products to the commercial vehicle and off-highway markets. ASG is organized into individual operating segments specializing in product lines, while HVTSG is organized to serve specific markets.

Segments

Following our bankruptcy filing, senior management and our Board of Directors (Board) began to review our various operations within our primary business units for actions to drive our reorganization initiatives. In the fourth quarter of 2006, senior management and our Board began to formally review these operations as operating segments under the two primary business units. Accordingly, we have expanded our disclosure throughout the 2006 Form 10-K to include the operating segments identified in this section.

ASG recorded sales of $5,567 in 2006, with Ford, GM and Chrysler among its largest customers. At December 31, 2006, ASG employed 25,900 people and had 96 facilities in 19 countries. ASG operates with five segments focusing on specific product lines: Light Axle Products (Axle), Driveshaft Products (Driveshaft), Sealing Products (Sealing), Thermal Products (Thermal) and Structural Products (Structures).

HVTSG generated sales of $2,914 in 2006. HVTSG is comprised of two operating segments: Commercial Vehicle and Off-Highway, each of which focuses on specific markets. In 2006, the largest Commercial Vehicle customers were PACCAR Inc (PACCAR), Navistar International Inc (Navistar) and Volvo Truck Corporation (Volvo Truck). The largest Off-Highway customers included Deere & Company, Caterpillar, and AGCO Corporation. At December 31, 2006, HVTSG employed 7,600 people and had 21 facilities in 8 countries.

The operating segments of our ASG and HVTSG business units provide the core products shown below.

Business Unit	Segment	Products	Market

ASG	Axle	Front and rear axles, differentials, torque couplings, and modular assemblies	Light vehicle
ASG	Driveshaft	Driveshafts*	Light and commercial vehicle
ASG	Sealing	Gaskets, cover modules, heat shields, and engine sealing systems	Light and commercial vehicle and off-highway
ASG	Thermal	Cooling and heat transfer products	Light and commercial vehicle and off-highway
ASG	Structures	Frames, cradles, and side rails	Light vehicle
HVTSG	Commercial Vehicle	Axles, driveshafts*, steering shafts, brakes, suspensions, tire management systems,	Commercial vehicle
HVTSG	Off-Highway	Axles, transaxles, driveshafts and end-fittings, transmissions, torque converters, electronic controls, and brakes	Off-highway

*	The Driveshaft segment of ASG supplies product directly to original equipment commercial vehicle customers. It also supplies our Commercial Vehicle and Off-Highway segments with these parts for original equipment off-highway customers and replacement part customers in both the commercial vehicle and off-highway markets.

These segments also provide a variety of important ancillary products and systems that serve the needs of our global customers in the automotive, commercial vehicle and off-highway markets.

Alliances

We have strategic alliances that strengthen our marketing, manufacturing and product-development capabilities, broaden our product portfolio, and help us to better serve our diverse and global customer base. Among them are:

•	Bendix Commercial Vehicle Systems LLC (Bendix) — Bendix Spicer Foundation Brake LLC is a joint venture formed by Bendix and Dana that integrates the braking systems expertise from Bendix and its parent, the Knorr-Bremse Group, with the axle and brake integration capability of Dana to offer a full portfolio of advanced wheel-end braking systems components and technologies.

•	Eaton Corporation — Eaton and Dana together offer the Roadranger® solution, a combination of drivetrain, chassis and safety components and services for the commercial vehicle market backed by sales, service and technical consultants called the Roadrangers.

•	GETRAG GmbH & Cie KG (GETRAG) — At December 31, 2006 we had a 30% equity stake in GETRAG, the parent company of the GETRAG group of companies, and a 49% share of GETRAG’s North American operations. In 2004, the two companies bought a 60% share of Volvo Car Corporation’s chassis operations in Koping, Sweden, to form GETRAG All Wheel Drive AB. In March

2007, we sold our 30% equity stake in GETRAG to the holders of the 70% majority interest. See Note 4 to our consolidated financial statements in Item 8 for additional information.

•	GKN plc — GKN and Dana, through Chassis Systems Limited, offer full-perimeter hydroformed frames for SUVs.

Divestitures

In March 2007, we sold our engine hard parts business to MAHLE GmbH (MAHLE). Of the $97 of cash proceeds, $5 has been escrowed pending completion of closing conditions in certain countries which are expected to occur in 2007, and $20 was escrowed pending completion of customary purchase price adjustments and indemnification provisions.

We are currently in negotiations with parties interested in purchasing the fluid products business and our pump products business. The sale of the pump products business is not subject to Bankruptcy Court approval since the business is located outside the U.S. and held by a non-Debtor. We expect to complete the sale of the fluid products and pump businesses during the second quarter of 2007.

During January 2007, we completed the sale of our trailer axle manufacturing business to Hendrickson USA L.L.C., a subsidiary of The Boler Company. This business generated sales of approximately $150 in 2006 and employed about 180 people.

We were previously a large supplier of light vehicle products to the North American aftermarket. Nearly all of our automotive aftermarket operations were conducted through our Automotive Aftermarket Group (AAG). The sale of substantially all of AAG was completed in November 2004.

DCC

We have been a provider of lease financing services in selected markets through DCC. However, in 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our core businesses. Over the last five years, DCC has sold significant portions of its asset portfolio and we recorded asset impairments, reducing this portfolio from $2,200 in December 2001 to approximately $200 at the end of 2006. In September 2006, DCC adopted a plan of liquidation providing for the disposition of substantially all its assets over an 18 to 24 month period, and in December 2006, DCC signed a Forbearance Agreement with its Noteholders which allows DCC to sell its remaining asset portfolio and use the proceeds to pay the forbearing noteholders a pro rata share of the cash generated. See Notes 2 and 10 to our consolidated financial statements in Item 8 for additional information.

Presentation

The engine hard parts, fluid products and pump products businesses are presented in our financial statements as discontinued operations, as was the aftermarket business prior to its sale. The trailer axle business and DCC did not meet the requirements for treatment as discontinued operations. Consequently their results are included with continuing operations. See Note 4 to our consolidated financial statements in Item 8 for additional information on discontinued operations.

Geographic

We maintain administrative organizations in four regions — North America, Europe, South America and Asia Pacific — to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our business units. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific

Canada	Austria	Slovakia	Argentina	Australia
Mexico	Belgium	Spain	Brazil	China
United States	France	Sweden	Colombia	India
	Germany	Switzerland	South Africa	Japan
	Hungary	United Kingdom	Uruguay	South Korea
	Italy		Venezuela	Taiwan
Thailand
Turkey

Our international subsidiaries and affiliates manufacture and sell products similar to those we produce in the U.S. Operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations than our domestic operations.

Non-U.S. sales were $4,300 of our 2006 consolidated sales of $8,504. Non-U.S. net loss for 2006 was $51 while on a consolidated basis we had a net loss of $739. Non-U.S. net income includes $13 of equity in earnings of international affiliates. A summary of sales and long-lived assets by region can be found in Note 20 to our consolidated financial statements in Item 8.

Customer Dependence

We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our ASG segments are largely dependent on North American light vehicle original equipment manufacturer (OEM) customers, while our HVTSG segments have a broader and more geographically diverse customer base, including machinery and equipment manufacturers in addition to medium and heavy duty vehicle OEM customers.

Ford and GM were the only individual customers accounting for 10% or more of our consolidated sales in 2006. We have been supplying products to these companies and their subsidiaries for many years. As a percentage of total sales from continuing operations, our sales to Ford were approximately 23% in 2006 and 26% in each of 2005 and 2004, and our sales to General Motors were approximately 10% in 2006 and 11% in each of 2005 and 2004.

We also have significant sales to Chrysler. As a percentage of total sales from continuing operations, our sales to Chrysler were 6% in 2006, 5% in 2005 and 8% in 2004. In 2006, PACCAR and Navistar became our third and fourth largest customers. PACCAR, Navistar, Toyota Motor Corporation (Toyota), the Renault-Nissan Alliance (Renault-Nissan), and Volvo Truck collectively accounted for approximately 24% of our revenues in 2006, 20% in 2005 and 18% in 2004.

Loss of all or a substantial portion of our sales to Ford, GM or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced. We continue to work to diversify our customer base and geographic footprint.

Products

The mix of our sales by product for the last three years is as follows:

	Percentage of Consolidated Sales
	2006	2005	2004

ASG
Axle	25.9%	28.0%	28.9%
Driveshaft	13.6	13.1	13.4
Sealing	8.0	7.7	7.9
Thermal	3.3	3.6	4.0
Structures	13.8	14.9	14.2
Other	0.9	1.7	0.8

Total ASG	65.5	69.0	69.2
HVTSG
Axle	23.4	23.5	22.4
Driveshaft	2.2	3.4	3.4
Other	8.6	3.8	3.8

Total HVTSG	34.2	30.7	29.6
Other Operations	0.3	0.3	1.2

TOTAL	100.0%	100.0%	100.0%

See Note 20, “Segments, Geographical Areas and Major Customer Information,” in Item 8 for additional segment information including revenues from external customers, segment profitability, capital spending, depreciation and amortization and total assets.

Sources and Availability of Raw Materials

We use a variety of raw materials in the production of our products, including steel and products containing steel, stainless steel, forgings, castings and bearings. Other commodity purchases include aluminum, brass, copper and plastics. Prior to 2005, our operating units purchased most of the raw materials they required from suppliers located within their local geographic regions. Since then, we have been combining and centralizing our purchases to give us greater leverage with our suppliers in order to manage and reduce our production costs. These materials are usually available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations remain dependent on single sources for certain raw materials. While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material from time to time, due to strong demand, capacity limitations and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers when they have requested them.

High steel and other raw material costs, primarily resulting from limited capacity and high demand, had a major adverse effect on our results of operations in recent years, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Our bankruptcy has created supplier concerns over non-payment for pre-petition services and products and other uncertainties. To date, this has not had a significant effect on our ability to negotiate new contracts and terms with our suppliers on an ongoing basis. However, some supplier relationships have been strained as a result of our bankruptcy filing, our non-payment of their pre-petition billings and the related ongoing uncertainty.

Seasonality

Our businesses are generally not seasonal. However, our sales are closely related to the production schedules of our OEM customers and, historically, those schedules have been weakest in the third quarter of the year due to a large number of model year change-overs which occur during this period. Additionally, third quarter production schedules in Europe are typically impacted by the summer holiday schedules and fourth quarter production by year end holidays.

Backlog

Our products are not sold on a backlog basis since most orders may be rescheduled or modified by our customers at any time. Our product sales are dependent upon the number of vehicles that our customers actually produce as well as the timing of such production. A substantial amount of the new business we are awarded by OEMs is granted well in advance of a program launch. These awards typically extend through the life of the given program. We estimate future revenues from new business on the projected volume under these programs. See “New Business” in Item 7 for additional explanations related to new business awarded.

Competition

Within each of our markets, we compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. We compete primarily on the basis of price, product quality, technology, delivery and service.

Automotive Systems Group

We are one of the primary independent suppliers in axle and driveshaft technologies, structural solutions (frames) and system integration technologies (including advanced modularity concepts and systems). Our primary competitors in the Axle segment are American Axle, in-house operations of Chrysler and Ford, Magna International Inc. (Magna) and ZF Friedrichshafen AG (ZF Group). Our primary competitor in the Driveshaft segment is GKN Driveline, and in the Structures segment, our primary competition is from Magna and Tower Automotive Inc. (Tower Automotive).

We are also one of the leading independent suppliers of sealing systems (gaskets, seals and cover modules) and thermal management products (heat exchangers, valves and small radiators). On a global basis, our primary competitors in the Sealing segment are Elring Klinger, Federal-Mogul and Freudenberg NOK. Competitors in the Thermal segment are Behr GmbH & Co., Delphi Corporation (Delphi), Modine Manufacturing Company and Valeo.

Heavy Vehicle Technologies and Systems Group

We are one of the primary independent suppliers of axles, driveshafts and other products for both the medium- and heavy-truck markets, as well as various specialty and off-highway segments. We also specialize in the manufacture of off-highway transmissions. Our primary competitor in North America is ArvinMeritor in the medium- and heavy-truck markets. Major competitors in Europe include OEMs’ vertically integrated operations in the heavy-truck markets, as well as Carraro Group, ZF Group and OEMs’ vertically integrated operations in the off-highway markets.

Patents and Trademarks

Our proprietary drivetrain, engine parts, chassis, structural components, fluid power systems and industrial power transmission product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. We are involved with many product lines, and the loss or expiration of any particular patent would not materially affect our sales and profits.

We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Victor Reinz® and Long® trademarks are widely recognized in their market segments.

Research and Development

From our introduction of the automotive universal joint in 1904, Dana has been focused on technological innovation. Our objective is to be an essential partner to our customers and remain highly focused on offering superior product quality, technologically advanced products and competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2006, ASG had four technical centers and HVTSG had one. Our spending on engineering, research and development and quality control programs was $221 in 2006, $275 in 2005 and $269 in 2004.

Our engineers are helping to develop and commercialize our fuel cell components and sub-systems by working with a number of leading light-vehicle manufacturers. Specifically, we are developing fuel-cell stack components, such as metallic and composite bipolar plates; balance-of-plant technologies, particularly thermal management sub-systems with heat exchangers and electric pumps; and fuel-processor components and sub-systems.

Employment

Our worldwide employment (including consolidated subsidiaries) was approximately 45,000 at December 31, 2006 including 2,500 employees of the Mexican operations that we acquired in the third quarter of 2006. Also included are approximately 9,800 employees in the businesses which have been or will be divested in 2007.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance was not a material part of our capital expenditures and did not have a materially adverse effect on our earnings or competitive position in 2006. We do not anticipate that future environmental compliance costs will be material. See Notes 1 and 17 to our consolidated financial statements in Item 8 for additional information.

Executive Officers of the Registrant

We currently have six executive officers:

•	Michael J. Burns, age 55, has been our Chief Executive Officer (CEO), President and a director of Dana since March 2004, and our Chairman of the Board and Chief Operating Officer since April 2004. He was previously President of General Motors Europe (the European operations of GM) from 1998 to 2004.

•	Michael L. DeBacker, age 60, has been a Vice President of Dana since 1994 and our General Counsel and Secretary since 2000.

•	Richard J. Dyer, age 51, has been a Vice President of Dana since December 2005 and our Chief Accounting Officer since March 2005. He was Director of Corporate Accounting from 2002 to 2005 and Manager, Corporate Accounting from 1997 to 2002.

•	Kenneth A. Hiltz, age 54, has been our Chief Financial Officer (CFO) since March 2006. He previously served as CFO at Foster Wheeler Ltd. (a global provider of engineering services and products) from 2003 to 2004 and as Chief Restructuring Officer and CFO of Hayes Lemmerz International, Inc. (a global supplier of automotive and commercial wheels, brakes, powertrain, suspension, structural and other lightweight components) from 2001 to 2003. Mr. Hiltz has been a Managing Director of AlixPartners LLP (a financial advisory firm specializing in performance improvement and corporate turnarounds) since 1991.

•	Paul E. Miller, age 55, has been our Vice President — Purchasing since joining Dana in May 2004. He was formerly employed by Delphi Corporation (a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology), where he was part of Delphi Packard Electric Systems as Business Line Executive, Electrical/Electronic Distribution Systems from 2002 to 2004, and of Delphi Delco Electronics Systems as General Director — Sales, Marketing and Service from 2001 to 2002.

•	Nick L. Stanage, age 48, has been President — Heavy Vehicle Products since December 2005. He joined Dana in August 2005 as Vice President and General Manager of our Commercial Vehicle Group. He was formerly employed by Honeywell International (a diversified technology and manufacturing leader, serving customers worldwide with aerospace products and services; control technologies for buildings, homes and industry; automotive products; turbochargers; and specialty materials), where he served as Vice President and General Manager of the Engine Systems & Accessories Division during 2005, and in the Customer Products Group as Vice President, Integrated Supply Chain & Technology from 2003 to 2005 and Vice President, Operations from 2001 to 2003.

Our executive officers were designated as such by our Board.

Messrs. Burns, DeBacker, Hiltz, Miller and Stanage are also among the members of Dana’s Executive Committee, which is responsible for our corporate strategies and partnership relations and for the development of our people, policies and philosophies.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on or through our Internet website (http://www.dana.com/investors) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post our Board Governance Principles, Directors’ Code of Conduct, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address. Copies of these posted materials are available in print, free of charge, to any shareholder upon request from: Investor Relations Department, P.O. Box 1000, Toledo, Ohio 43697 or via telephone at 419-535-4635 or e-mail at InvestorRelations@dana.com.

Item 1A.  Risk Factors

General

We are impacted by events and conditions that affect the light vehicle, commercial vehicle and off-highway industries that we serve, as well as by factors specific to our company. Among the risks that could materially adversely affect our business, financial condition or results of operations are the following, many of which are interrelated.

Bankruptcy-Related Risk Factors

We are operating under Chapter 11 of the Bankruptcy Code and are subject to the risks and uncertainties of bankruptcy

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy, including our ability to (i) operate within the restrictions and the liquidity limitations of our DIP Credit Agreement; (ii) resolve issues with creditors and other third parties whose interests may differ from ours; (iii) obtain Bankruptcy Court approval with respect to motions we file from time to time, including timely approval of transactions outside the ordinary course of business that may present opportunities for us; (iv) resolve the claims made against us in bankruptcy for amounts not exceeding our recorded liabilities subject to compromise; (v) attract and retain customers; (vi) retain critical suppliers and service providers on acceptable terms; (vii) attract, motivate and retain key employees; (viii) fund and execute our business plan; and (ix) develop, prosecute, confirm and consummate a plan of reorganization. Because of these risks and uncertainties, we cannot predict the ultimate outcome of the reorganization process and there is no certainty about our ability to continue as a going concern.

As a result of our bankruptcy filing, realization of our assets and liquidation of our liabilities are subject to uncertainty. During the bankruptcy proceedings, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements with Bankruptcy Court approval or as permitted in the normal course of business. Further, our plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

We may be unable to emerge from bankruptcy as a sustainable, viable business unless we successfully implement our reorganization initiatives

It is critical to our successful emergence from bankruptcy that we (i) achieve positive margins for our products by obtaining substantial price increases from our customers; (ii) recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs; (iii) restructure our wage and benefit programs to create an appropriate labor and benefit cost structure; (iv) address the excessive cash requirements of the legacy pension and other postretirement benefit liabilities that we have accumulated over the years; and (v) achieve a permanent reduction and realignment of our overhead costs. We are taking actions to achieve those objectives, but there is no assurance that we will be successful.

We may be unable to comply with the financial covenants in our DIP Credit Agreement unless we improve our profitability

Our DIP Credit Agreement contains financial covenants that require us to achieve certain levels of earnings before interest, taxes, depreciation, amortization and restructuring and reorganization related costs (EBITDAR), as defined in the agreement. If we are unable to achieve the results that are contemplated in our business plan, we may be unable to comply with the EBITDAR covenants. A failure to comply with these or other covenants in the DIP Credit Agreement could, if we were unable to obtain a waiver or an amendment of the covenant terms, cause an event of default that would accelerate our loans under the agreement.

Risk Factors in the Vehicle Markets We Serve

We may be adversely impacted by changes in national and international economic conditions

Our sales depend, in large part, on economic conditions in the global light vehicle, commercial vehicle and off-highway original equipment (OE) markets that we serve. Demand in these markets fluctuates in response to overall economic conditions, including changes in general economic indicators, interest rate levels and, in our vehicular markets, fuel costs. For example, higher gasoline prices in 2006 contributed to weaker demand in North America for certain vehicles for which we supply products, especially full-size SUVs. If gasoline prices remain high or continue to rise, the demand for such vehicles could weaken further and recent consumer interest in passenger cars and CUVs, in preference to SUVs, could be accelerated. This would have an adverse effect on our business, as our product content on CUVs is less significant than our content on SUVs.

We may be adversely affected by evolving conditions in the supply base for light and commercial vehicles

The competitive environment among suppliers to the global OE vehicle manufacturers has been changing in recent years, as these manufacturers seek to outsource more components, modules and systems and to develop low-cost suppliers, primarily outside the U.S. As a result, suppliers in these sectors have experienced substantial consolidation and new or larger competitors may emerge who could significantly impact our business.

In addition, an increasing number of North American suppliers are now operating in bankruptcy and supplier bankruptcies could disrupt the supply of components to our OEM customers and adversely affect their demand for our products.

Company-Specific Risk Factors

We could be adversely impacted by the loss of any of our significant customers or changes in their requirements for our products

We are reliant upon sales to a few significant customers. Sales to Ford and GM were 32% of our overall revenue in 2006, while sales to Chrysler, PACCAR, Navistar, Renault-Nissan, Volvo Truck and Toyota in the aggregate accounted for another 30%. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have an adverse impact on us. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have a high component content, or a further significant decline in the production levels of such vehicles would impact our business, results of operations and financial condition. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful.

We could be adversely affected if we are unable to recover portions of our high commodity costs (including costs of steel, other raw materials, and energy) from our customers

For some time, high commodity costs have significantly impacted our earnings, as well as the results of others in our industry. As part of our reorganization initiatives, we are working with our customers to recover a greater portion of our commodity costs. While we have achieved some success in these efforts to date, there is no assurance that commodity costs will not continue to adversely impact our profitability.

We could be adversely affected if we experience shortages of components from our suppliers

We spend over $4,000 annually for purchased goods and services. To manage and reduce these costs, we have been consolidating our supply base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that strong demand, capacity limitations or other problems experienced by our suppliers will not result in occasional shortages or delays in their supply of components to us. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our revenues, margins and customer relations.

We may be unable to complete the divestiture of our non-core fluid products and pump products businesses as contemplated

We announced plans to divest our fluid products and pump products businesses and classified them as discontinued operations in our financial statements in 2005. The abundance of assets currently available for sale in the light vehicle industry could affect our ability to complete these divestitures and/or impact the proceeds that we receive. Moreover, during our bankruptcy proceedings, there may be limitations on the terms and conditions that we can offer to potential purchasers of these operations. Failure to complete these strategic divestitures would place further pressure on our profitability and cash flow and would divert our focus from our core businesses.

We may be unable to renegotiate expiring collective bargaining agreements with U.S. and Canadian unionized employees on satisfactory terms

The achievement of our reorganization goals will depend in large part on the labor and benefits costs that we are able to reduce through negotiations with our U.S. and Canadian union organizations and through the bankruptcy process. There is no assurance that we will be able to reduce this significant part of our cost structure. In addition, our efforts to secure these cost savings could result in work stoppages by our unionized employees or similar disturbances which could disrupt our ability to meet our customers’ supply requirements.

We could be adversely affected by the costs of our asbestos-related product liability claims

We have exposure to asbestos-related claims and litigation because some of our automotive products in the past contained asbestos. At the end of 2006, we had approximately 73,000 active pending asbestos-related product liability claims, including 6,000 that were settled and awaiting documentation and payment. A substantial increase in the costs to resolve these claims or changes in the amount of available insurance could adversely impact us, as could the enactment of U.S. federal legislation relating to asbestos personal injury claims.

We could be adversely impacted by the costs of environmental compliance

Our operations are subject to environmental laws and regulations in the U.S. and other countries that govern emissions to the air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to our former and existing operations are not material. However, there is no assurance that the costs of complying with current environmental laws and regulations, or those that may be adopted in the future, will not increase and adversely impact us.

Item 1B.	Unresolved Staff Comments

-None-

Item 2.	Properties

Facilities by Segment and Geographic Region

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Administrative Offices	5				5
Axle
Manufacturing/Distribution	14	2	7	6	29
Engineering	1				1
Driveshaft
Manufacturing/Distribution	11	5	1	5	22
Engineering				1	1
Sealing
Manufacturing/Distribution	10	3		1	14
Engineering	1				1
Thermal
Manufacturing/Distribution	9	1			10
Engineering	1				1
Structures
Manufacturing/Distribution	10		4	2	15
Engineering	1				1
Commercial Vehicle
Manufacturing/Distribution	8	1	1		11
Engineering	1				1
Off Highway
Manufacturing/Distribution	3	5		1	9

Total Dana	75	17	13	16	121

At December 31, 2006, we had 121 major manufacturing/distribution, engineering and office facilities in 28 countries worldwide. While we lease 39 manufacturing and distribution operations, we own the remainder of our facilities. We believe that all of our property and equipment is properly maintained. We have significant excess capacity in our facilities based on our current manufacturing and distribution needs, especially in the United States. Accordingly, we are taking steps to address this as discussed in Item 7, under “Business Strategy.”

Our corporate headquarters facilities are located in Toledo, Ohio and include three office facilities housing functions that have global responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management and information technology. Our obligations under the DIP Credit Agreement are secured by, among other things, mortgages on all of our domestic plants that we own.

Item 3.	Legal Proceedings

We and forty of our wholly owned subsidiaries are operating under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, the filing of the petitions for reorganization automatically stayed most actions against the Debtors, including most actions to collect on pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

As previously reported and as discussed in Item 7 and in Note 17 to our consolidated financial statements in Item 8, we are a party to a pending pre-petition securities class action and pending shareholder derivative actions, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

-None-

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since March 3, 2006, our common stock has been traded on the OTC Bulletin Board under the symbol “DCNAQ.” Our stock was formerly traded on the New York and Pacific Exchanges. At March 1, 2007, there were approximately 39,100 shareholders of record.

While we continue our reorganization under Chapter 11 of the Bankruptcy Code, investments in our securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the trading prices of the shares may have little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved reorganization plan. The opportunity for any recovery by holders of our common stock under such reorganization plan is uncertain, and shares of our common stock may be cancelled without any compensation pursuant to such plan.

The following table shows the quarterly ranges of our stock price during 2005 and 2006. Dividends were declared and paid during 2005 at a rate of $0.12 per share for the first three quarters, and $0.01 per share for the fourth quarter. No dividends were declared or paid in 2006. The terms of our DIP Credit Agreement do not allow the payment of dividends on shares of capital stock and we do not anticipate paying any dividends while we are in reorganization. We anticipate that any earnings will be retained to finance our operations and reduce debt during this period.

	Quarterly
High and Low Prices Per Share of Common Stock	High Price	Low Price

As Reported by the New York Stock Exchange:
First Quarter 2005	$17.56	$12.23
Second Quarter 2005	15.45	10.90
Third Quarter 2005	17.03	8.86
Fourth Quarter 2005	9.53	5.50

First Quarter 2006 (through March 2, 2006)	8.05	1.02
Bid Prices per OTC Bulletin Board Quotations:*
First Quarter 2006 (beginning March 3, 2006)	$2.03	$0.65
Second Quarter 2006	3.52	1.27
Third Quarter 2006	2.83	0.84
Fourth Quarter 2006	2.02	1.05

*	OTC market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

We purchased no Dana equity securities during the quarter ended December 31, 2006.

A stock performance graph has not been provided in this report because it need not be provided in any filings other than an annual report to security holders required by Exchange Act Rule 14a-2 that precedes or accompanies a proxy statement relating to an annual meeting of security holders at which directors are to be elected.

Item 6.	Selected Financial Data

For the Years Ended December 31,	2006	2005	2004	2003	2002

Net sales	$8,504	$8,611	$7,775	$6,714	$6,276
Income (loss) from continuing operations before income taxes	$(571)	$(285)	$(165)	$62	$(85)
Income (loss) from continuing operations	$(618)	$(1,175)	$72	$155	$18
Income (loss) from discontinued operations*	(121)	(434)	(10)	73	49
Effect of change in accounting		4			(220)

Net income (loss)	$(739)	$(1,605)	$62	$228	$(153)

Earnings (loss) per common share — basic
Continuing operations	$(4.11)	$(7.86)	$0.48	$1.05	$0.12
Discontinued operations*	(0.81)	(2.90)	(0.07)	0.49	0.33
Effect of change in accounting		0.03			(1.49)

Net income (loss)	$(4.92)	$(10.73)	$0.41	$1.54	$(1.04)

Earnings (loss) per common share — diluted
Continuing operations	$(4.11)	$(7.86)	$0.48	$1.04	$0.12
Discontinued operations*	(0.81)	(2.90)	(0.07)	0.49	0.33
Effect of change in accounting		0.03			(1.48)

Net income (loss)	$(4.92)	$(10.73)	$0.41	$1.53	$(1.03)

Cash dividends per common share	$—	$0.37	$0.48	$0.09	$0.04
Common Stock Data
Average number of shares outstanding (in millions)
Basic	150	150	149	148	148
Diluted	150	151	151	149	149
Stock price
High	$8.05	$17.56	$23.20	$18.40	$23.22
Low	0.65	5.50	13.86	6.15	9.28

	As of December 31,
	2006	2005	2004	2003	2002

Summary of Financial Position
Total assets	$6,734	$7,358	$9,019	$9,485	9,515
Short-term debt	293	2,578	155	493	287
Long-term debt	722	67	2,054	2,605	3,215
Total shareholders’ equity (deficit)	(834)	545	2,411	2,050	1,450
Book value per share	(5.55)	3.63	16.19	13.85	9.79

*	The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 are generally prospective from the date of adoption and therefore do not apply to divestitures announced prior to January 1, 2002. Accordingly, the disposal of selected subsidiaries of DCC that were announced in October 2001 and completed at various times thereafter were not considered in our determination of discontinued operations.

We adopted SFAS Nos. 123(R) and 158 in 2006. SFAS 123(R), “Share-Based Payment,” requires that we measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such costs in income over the period during which the service is provided. The adoption of SFAS No. 158, “Employers’ Accounting for Defined-Benefit Pension and Other Postretirement Plans,” resulted in a decrease in total shareholders’ equity of $818 as of December 31, 2006. For further information regarding the impact of the adoption of SFAS No. 158, see Note 15 to our consolidated financial statements in Item 8.

We previously reported a change in accounting for warranty expense in 2005 and also adopted new accounting guidance related to recognition of asset retirement obligations.

See Note 1 to our consolidated financial statements in Item 8 for additional information related to these changes in accounting, as well as a discussion regarding our ability to continue as a going concern.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

General

We are a leading supplier of axle, driveshaft, structures, sealing and thermal products, and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ 45,000 people in 28 countries. Our world headquarters are in Toledo, Ohio. Our Internet address is www.dana.com.

Dana and forty of our wholly-owned domestic subsidiaries are currently operating under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are discussed in detail in Note 2 to our consolidated financial statements in Item 8. Our reorganization goals are to maximize enterprise value during the reorganization process and to emerge from Chapter 11 as soon as practicable as a sustainable, viable company.

Business Strategy

Since the commencement of the Chapter 11 proceedings, we have been evaluating our strategy and thoroughly analyzing our business to identify the changes necessary to achieve our reorganization goals. We are utilizing the reorganization process to improve our distressed U.S. operations by effecting fundamental change. This is critical to us, as our worldwide operations are highly integrated for the manufacture and assembly of our products. A significant portion of the production of our non-Debtor operations overseas is comprised of components that are assembled by our U.S. operations. Therefore, while we are continuing to grow overseas, our long-term viability depends on our ability to return our U.S. operations to sustainable profitability.

Our U.S. operations are currently generating significant losses and consuming significant cash. This situation will not improve in 2007. Even with significantly improved domestic operating results, we will be dependent upon realizing expected divestiture proceeds, repatriating available cash from our overseas operations, and loans under our DIP Credit Agreement to meet our liquidity needs in 2007. While we currently believe that asset sales and repatriation of overseas cash will address our liquidity needs for 2007, such sources cannot be relied upon in future periods.

Our successful reorganization as a sustainable, viable business will require the simultaneous implementation of several distinct reorganization initiatives and the cooperation of all of our key business constituencies — customers, vendors, employees and retirees. It is critical to our success that we:

•	Achieve improved margins for our products by obtaining substantial price increases from our customers;

•	Restructure our wage and benefit programs to create an appropriate labor and benefit cost structure;

•	Address the excessive costs and funding requirements of the legacy pension and other postretirement benefit liabilities that we have accumulated over the years, in part from prior divestitures and closed operations; and

•	Achieve a permanent reduction and realignment of our overhead costs.

In the long term, we also must eliminate the costs and inefficiencies associated with our historically decentralized manufacturing operations and optimize our manufacturing “footprint” by substantially repositioning our production to lower cost countries.

Achievement of our objectives has been made more pressing by the significantly curtailed production forecasts of some of our largest domestic customers in recent months, particularly in the production of SUVs and pickup trucks that are the primary market for our products in the U.S. These production cuts have already adversely impacted our sales in 2007 in the light vehicle market. Weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules will also negatively impact our 2007 performance. We must, therefore, accelerate our efforts to achieve viable long-term U.S. operations in an increasingly troubled U.S. automotive industry and a cyclical commercial vehicle market.

Our reorganization strategy contemplates the following initiatives, which will require significant contributions from each of the constituents referred to above in the form of gross margin improvements or cost base reduction. If successful, we estimate that these initiatives will ultimately result in an aggregate annual pre-tax income improvement of $405 to $540.

•	Product Profitability

Our products have a high commodity material content, and absorbing the significant inflation in the costs of these materials over the past several years has contributed significantly to the decline in our profitability. In addition, we have granted many of our customers downward price adjustments, consistent with their demands and industry practices. In the Bankruptcy Cases, we will have to determine whether to assume or reject certain customer contracts. Since the filing date, we have undertaken a detailed review of our product programs to identify unprofitable contracts and determine appropriate price modifications to address this issue. We have analyzed our pricing needs for each major customer and have held meetings with our customers and their advisors to resolve under-performing programs and obtain appropriate adjustments. Through pricing modifications and contract rejections with customers, we expect to improve our annual pre-tax profit by $175 to $225.

Through February 2007, we have reached agreements with customers resulting in price increases of approximately $75 on an annualized basis. The pricing agreements generally extend through the duration of the applicable programs. The pricing agreements are, in some instances, conditioned upon assumption of the existing contracts, as amended for pricing and other terms and conditions through the bankruptcy proceedings. We expect to substantially complete the contract pricing agreements and our decisions as to assumption of contracts, as amended, in the second quarter of 2007. To date, we have not moved to reject any customer contracts. However, we may ultimately be forced to seek rejections of certain contracts if we are unable to reach agreements with our customers. The successful resolution of this initiative is key to our performance in 2007 and our timely emergence from bankruptcy.

•	Labor and Benefit Costs

Our current labor and benefit costs, especially in the U.S., impair our financial position and are a significant impediment to our successful reorganization.

We have taken steps since late 2005 to reduce our benefit programs and costs. We have reduced the company’s share of the costs of our U.S. medical benefits programs, suspended or limited wage and salary increases worldwide, suspended matching contributions to our U.S. and Canadian defined contribution plans, suspended our educational reimbursement program, eliminated service award programs and modified our severance programs. We have also identified and implemented numerous initiatives at non-union plants to obtain savings while offering appropriate and competitive wages, terms and conditions. These initiatives include modification of overtime pay, two-tier wage and fringe benefits for new hires, health benefit changes, and elimination of gainshare programs.

We provide defined contribution and defined benefit pension plans for many of our U.S. employees. We are taking steps to modify the defined benefit pension plans — which were approximately 95% funded at December 31, 2006 — to reduce our pension costs. As of December 31, 2006, we merged most of our numerous U.S. defined benefit pension plans into the Dana Corporation Retirement Plan (our CashPlus Plan) to reduce our funding requirements over the next several years. We expect to freeze participation and future benefit accruals in our U.S. defined benefit pension plans by July 1, 2007, subject to collective bargaining requirements, where applicable. We have proposed to provide a limited employer contribution to our U.S. defined contribution plans for those whose benefit accruals are frozen.

We intend to take additional steps — subject to applicable collective bargaining and bankruptcy procedures and Bankruptcy Court approval with respect to union employees — including the elimination of previously granted but not yet effective wage increases, freezing of future wage increases, modification of our short-term disability program, elimination of our existing long term disability insurance program, establishment of inflation limits on the company-paid portion of healthcare programs and reduction in company-provided life insurance. We expect that these labor and benefit cost actions for the union and non-union populations will generate annual cost savings of $60 to $90.

We have apprised the primary unions representing our active U.S. employees — the United Auto Workers (UAW), the United Steel Workers (USW) and the International Association of Machinists (IAM) — of our labor cost reduction goals and are engaged in discussions with them about these matters. In motions filed with the Bankruptcy Court in February 2007, we asked the court to permit us to reject our collective bargaining agreements in the event an agreement on proposed changes is not reached. A hearing on this matter began on March 12, 2007 and is set to resume on March 26, 2007. Prior to the March 12 hearing, we resolved our outstanding collective bargaining issues with the IAM and agreed to a new three-year collective bargaining agreement covering hourly employees at our Robinson, Illinois plant. The UAW and USW have objected to our motion to reject their collective bargaining agreements and indicated that their members may strike if we reject their collective bargaining agreements. Our Master Agreement with the UAW, which covers hourly employees in our Lima, Ohio and Pottstown, Pennsylvania plants, has already expired and union workers at those plants are currently working on a day-to-day basis. Prolonged strikes by the UAW and/or USW would not only impact our earnings adversely, but could also prevent us from reorganizing successfully.

•	Other Postemployment Benefits

We also provide other postemployment benefits (OPEB), including medical and life insurance, for many U.S. retirees. We have accumulated an OPEB obligation that is disproportionate to the scale of our current business, in part by assuming retiree obligations in the course of acquiring businesses and retaining such obligations when divesting businesses. In addition, the rising cost of providing an extensive retiree healthcare program has become prohibitive to us. At December 31, 2006, we had approximately $1,500 in unfunded OPEB obligations under our domestic postretirement healthcare plans. We estimate that these obligations will require an average cash outlay of $119 in each of the next six years unless they are restructured.

To address this issue, we are seeking to terminate our sponsorship of retiree healthcare programs and the funding of ongoing retiree healthcare costs associated with those plans. We anticipate that the elimination of future annual OPEB costs and modification of our U.S. pension programs for union and non-union populations will result in annual cost savings of $70 to $90.

In our motions filed with the Bankruptcy Court in February 2007, we asked the court to authorize Dana to exercise its unilateral right to eliminate retiree healthcare benefits for non-union populations in the U.S., both active and retired. On March 12, 2007, the Bankruptcy Court approved the elimination of retiree healthcare benefits coverage for non-union, active employees effective April 1, 2007. We are also negotiating with our unions and the Retiree Committee about these matters. On March 12, 2007, we reached a tentative agreement with the Retiree Committee which provides that we will contribute cash of $78 to a trust for non-pension retiree benefits in exchange for the Debtors being released from obligations for post-retirement health and welfare benefits for non-union retirees. This tentative agreement is subject to approval by the Bankruptcy Court.

On March 12, 2007, we reached a settlement with the IAM union, which represents 215 hourly employees at Dana’s Robinson, Illinois, Sealing Products plant. The IAM settlement, which is subject to Bankruptcy Court approval, includes a payment of $2.25 by Dana to resolve all IAM claims for non-pension retiree benefits with respect to retirees and active employees represented by the union. For those who are covered by the settlement and currently receive such benefits, Dana will not terminate these benefits prior to July 1, 2007. In addition, the parties have agreed to a new three-year collective bargaining agreement covering the Robinson plant.

•	Overhead Costs

Due to our historically decentralized operating model and the reduction in the overall size of our business resulting from recent and planned divestitures, our overhead costs are too high. Our U.S. headcount was reduced by approximately 9% during 2006 as a result of a general hiring freeze and attrition attributable to our bankruptcy filing. We are in various stages of analysis and implementation with respect to several initiatives in a continuing effort to reduce overhead costs. Additional reductions in overhead will occur as a result of our ongoing divestitures and reorganization activities. We expect our reductions in overhead spending to contribute annual expense savings of $40 to $50.

•	Manufacturing Footprint

Overcapacity and high operating costs at our facilities in the U.S. and Canada are burdening our performance and negatively affecting our financial results. We have completed an analysis of our North American manufacturing footprint and identified a number of manufacturing and assembly plants that carry an excessive cost structure or have excess capacity. We have committed to the closure of certain locations and consolidation of their operations into lower cost facilities in other countries or into U.S. facilities that currently have excess capacity. These actions included moving driveshaft machining operations from Bristol, Virginia, to our recently acquired operations in Mexico and moving axle assembly operations from Buena Vista, Virginia, to our Dry Ridge, Kentucky and Columbia, Missouri facilities. We also began the process of closing three Sealing and Thermal facilities in the U.S. and one in Canada, a Driveshaft facility in Charlotte, North Carolina, and a Structures plant in Canada.

During the fourth quarter of 2006, we announced additional closures of two Axle facilities in Syracuse, Indiana, and Cape Girardeau, Missouri, and two Structures facilities in Guelph and Thorold, Ontario. In the first quarter of 2007, we also announced closure of a Driveshaft plant in Renton, Washington, which will be integrated into our Louisville, Kentucky operation. We expect to close four additional facilities, with announcements expected later in 2007. While these plant closures will result in closure costs in the short term and require near-term cash expenditures, they are expected to yield savings and improved cash flow in later years. Long term, we expect the manufacturing footprint actions to reduce our annual operating costs by $60 to $85.

The reorganization initiatives referred to above, when fully implemented, are expected to result in annual pre-tax profit improvement of $405 to $540. We began phasing these actions in during 2007 and expect them to contribute between $150 and $200 to our base plan forecast for 2007. The phased-in 2007 contributions from reorganization actions exclude any contributions from reductions of benefits related to employees covered by collective bargaining agreements which are the subject of the March 2007 Bankruptcy Court hearings.

We are also continuing to pursue previously announced divestitures and alliances and, as we implement our reorganization initiatives, we may identify additional opportunities to help return our U.S. operations to sustainable viability.

On March 9, 2007, we closed the sale of our engine hard parts business to MAHLE. Of the $97 of cash proceeds, $5 has been escrowed pending completion of closing conditions in certain countries which are expected to occur in 2007, and $20 was escrowed pending completion of customary purchase price adjustments and indemnification provisions. We are currently in negotiations with parties interested in purchasing the fluid and pump products businesses. The sale of the pump products business is not subject to Bankruptcy Court approval since the business is located outside the U.S. and held by a non-Debtor. We expect to complete the sale of the fluid products and pump businesses during the second quarter of 2007.

In January 2007, we sold our trailer axle business to Hendrickson USA L.L.C. for $31 in cash. In March 2007, we sold our 30% equity interest in GETRAG to our joint venture partner for approximately $205 in cash. See Note 4 to our consolidated financial statements in Item 8 for additional information on these sales.

In addition to the above actions, in February 2007 we announced the restructuring of the pension liabilities of our United Kingdom (U.K.) operations. On February 27, 2007, ten of our subsidiaries located in the U.K. and the trustees of four U.K. defined benefit pension plans entered into an Agreement as to Structure of Settlement and Allocation of Debt to compromise and settle the liabilities owed by our U.K. operating subsidiaries to the pension plans. The agreement provides for the trustees of the plans to release the operating subsidiaries from all such liabilities in exchange for an aggregate cash payment of approximately $93 and the transfer of 33% equity interest in our axle manufacturing and driveshaft assembly businesses in the U.K. for the benefit of the pension plan participants. The agreement was necessitated in part by our planned divestitures of several non-core U.K. businesses which, upon completion, would have resulted in unsustainable pension funding demands on the operating subsidiaries under U.K. pension law, in addition to their ongoing funding obligations. We expect to record a settlement charge in the range of $150 to $170 (including a cash charge of $93) in connection with these transactions. Remaining employees in the U.K. operations will receive future pension benefits pursuant to a defined contribution arrangement similar to our intended actions in the U.S.

DCC Notes

DCC is a non-Debtor subsidiary of Dana. At the time of our bankruptcy filing, DCC had outstanding notes (the DCC Notes) in the amount of approximately $399. The holders of a majority of the outstanding principal amount of the DCC Notes formed an Ad Hoc Committee which asserted that the DCC Notes had become immediately due and payable. In addition, two DCC noteholders that were not part of the Ad Hoc Committee sued DCC for nonpayment of principal and accrued interest on their DCC Notes. In December 2006, DCC made a payment of $7.7 to these two noteholders in full settlement of their claims. Also in that month, DCC and the holders of most of the DCC Notes executed a Forbearance Agreement and, contemporaneously, Dana and DCC executed a Settlement Agreement relating to claims between them. Together, these agreements provide, among other things, that (i) the forbearing noteholders will not exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of Dana’s reorganization plan), during which time DCC will endeavor to sell its remaining asset portfolio in an orderly manner and will use the proceeds to pay down the DCC Notes, and (ii) Dana stipulated to a general unsecured pre-petition claim by DCC in the Bankruptcy Cases in the amount of $325 in exchange for DCC’s release of certain claims against the Debtors. Under the Settlement Agreement, Dana and DCC also terminated their intercompany tax sharing agreement under which they had formerly computed tax benefits and liabilities with respect to their U.S. consolidated federal tax returns and consolidated or combined state tax returns. Dana’s stipulation to a DCC claim of $325 was approved by the Bankruptcy Court. Under the Forbearance Agreement, DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash in the U.S. greater than $7.5 on a quarterly basis and, in December 2006, it made a $155 payment to such noteholders, consisting of $125.4 of principal, $28.1 of interest, and a one-time $1.5 prepayment penalty.

Business Units

We manage our operations globally through two business units — ASG and HVTSG. ASG focuses on the automotive market and primarily supports light vehicle OEMs, with products for light trucks, SUVs, CUVs, vans and passenger cars. ASG also manufactures driveshafts for the Commercial Vehicle and Off-Highway segments of HVTSG. ASG has five operating segments focusing on specific products for the automotive market: Axle, Driveshaft, Structures, Sealing and Thermal.

HVTSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications). HVTSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.

Trends in Our Markets

North American Light Vehicle Market

Production Levels

Light vehicle production in North America was approximately 15.3 million units in 2006, down from 15.8 million units in 2005. Overall production levels in this market in the first half of 2006 were comparable to those in the first six months of 2005, but this was attributable to increased passenger car production, as light truck production was down about 4%. In the third quarter of 2006, two of our largest light vehicle customers announced significant production cuts for the remainder of the year. In August 2006, Ford announced production cuts of 20,000 units in the third quarter and 168,000 units in the fourth quarter, and in September, Chrysler announced production cuts of 90,000 units in the third quarter and 45,000 units in the fourth quarter. Largely as a result of these cutbacks, North American light truck production in the third and fourth quarters of 2006 was down about 15% and 14% compared to the same periods in 2005 (source: Global Insight).

The production cuts by Ford and Chrysler were heavily weighted toward medium and full size pick-up trucks and SUVs, where inventories had built up due to consumer concerns about high fuel prices and increased preferences for models with better fuel economy, such as CUVs and, to a lesser extent, passenger cars. The cuts were mostly on platforms for vehicles on which we have higher content. During the third quarter of 2006, production of the specific platforms with significant Dana content was about 21% lower than in 2005 and, in the fourth quarter, it was down about 25% from 2005.

Overall North American light vehicle production in 2007 is forecasted to be approximately 15.2 million units, about the same as in 2006 (source: Global Insight). We anticipate continued consumer focus on fuel economy and do not expect to see production levels of our key platforms rebound significantly in 2007. We expect that 2007 production on these platforms will be down about 12% from 2006.

OEM Pricing Pressures

The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, are putting increased pressure on the financial performance of three of our largest customers: Ford, GM and Chrysler. As a result, these OEMs are continuing to seek pricing concessions from their suppliers, including us. In addition, GM, Ford and Chrysler reported significant losses for 2006. These issues will make it more challenging for us to achieve our reorganization goal of improving product profitability by obtaining price modifications from these and other customers.

Commodity Costs

Another challenge we face is the high cost of steel and other raw materials, which has had a significant adverse impact on our results, and those of other North American automotive suppliers, for more than two and a half years. Steel suppliers began assessing price surcharges and increasing base prices during the first half of 2004, and prices remained high throughout 2005 and 2006.

Two commonly-used market-based indicators — a Tri Cities Scrap Index, for #1 bundled (which represents the monthly average costs in the Chicago, Cleveland, and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel illustrate the impact. As compared to average prices in 2003, average scrap steel prices on the Tri Cities index during 2006 were more than 70% higher, and spot market hot-rolled sheet steel prices during 2006 were up more than 100% over 2003. At current consumption levels, we estimate that our annualized cost of raw steel is approximately $140 higher than it would have been using prices at the end of 2003. We have taken actions to mitigate the impact of these increases, including consolidating purchases, taking advantage of our customers’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on higher cost steel grades.

During the latter part of 2005 and throughout 2006, cost increases for raw materials other than steel have also been significant. Average prices for nickel (which is used to manufacture stainless steel) and aluminum for 2006 were up about 60% and 37% over 2005, resulting in an annualized cost increase to us of about $17 in 2006 at our current consumption levels. In addition, copper and brass prices have increased significantly, impacting, in particular, our businesses that are for sale and classified as discontinued operations. Average prices for these materials in 2006 were up more than 80% against the same period in 2005, resulting in a year-over-year increase in annualized cost to us at current consumption levels of about $22.

As discussed above, our reorganization initiatives include working with our customers to recover a greater portion of our commodity materials costs.

Automotive Supplier Bankruptcies

Several major U.S. automotive suppliers, in addition to Dana, have filed for protection under Chapter 11 of the Bankruptcy Code since early 2005, Tower Automotive, Inc., Collins & Aikman Corporation, Delphi Corporation, and, most recently, Dura Automotive Systems, Inc. These bankruptcy filings indicate stress in the North American light vehicle market which could lead to further filings or to competitor or customer reorganizations or consolidations that could impact the marketplace and our business.

North American Commercial Vehicle Market

Production Cyclicality

The North American commercial vehicle market was strong during 2006, primarily due to pre-buying of heavy-duty (Class 8) and medium-duty (Class 5-7) trucks in advance of the more stringent U.S. emission regulations that took effect at the beginning of 2007 and increased the prices of these trucks. As a result, North American heavy-duty truck build is expected to be approximately 190,000 units in 2007, compared to 369,000 units in 2006 and 334,000 units in 2005, and medium-duty truck build is forecasted at about 200,000 units in 2007, compared to 265,000 units in 2006 and 244,000 units in 2005 (source: ACT).

Compared to the same periods in 2005, production of Class 8 vehicles in North America was up about 13% in the fourth quarter of 2006 and 10% for all of 2006, and Class 5-7 production was up about 7% in the fourth quarter of 2006 and about 9% for all of 2006. As a result of the pre-buying in 2006, we anticipate decreases of approximately 49% in North American Class 8 build and 25% in Class 5-7 build for the full year 2007, as compared to 2006.

Commodity Costs

The high commodity costs affecting the North American light vehicle market have also impacted the commercial vehicle market, but this impact has been partially mitigated by our ability to recover material cost increases from our Commercial Vehicle customers.

New Business

A continuing major focus for us is growing our revenue through new business. In the light vehicle industry, new business is generally awarded to suppliers well in advance of the expected start of production of a new vehicle model/platform. The specific amount of lead-time varies based on the nature of the supplier’s component, size of the program and required start-up investment. The awarding of new business usually coincides with model changes by the OEMs. Given the OEMs’ cost and service concerns associated with changing suppliers, we expect to retain any awarded business over the model/platform life, typically several years.

Net new business is expected to contribute approximately $313 and $126 to our sales in 2007 and 2008. While continuing to support Ford, GM and Chrysler, we are striving to diversify our sales across a broader customer base. We already serve substantially all of the major vehicle makers in the world in the light vehicle, commercial vehicle and off-highway markets. Approximately 80% of our current book of net new business involves customers other than Ford, GM and Chrysler, and approximately 70% of this business is with other automotive manufacturers based outside North America. We have achieved double-digit sales growth with European and Asian light vehicle manufacturers over the past several years. These customers account for six of the top ten product launches for ASG in 2006. Our success on this front has been achieved, in part, through our expanding global operations and affiliates. Our people and facilities around the world are actively supporting the global platforms of our foreign-based customers today. Our Commercial Vehicle segment, which currently operates predominantly in North America, is pursuing sales outside this region, and we expect our joint venture in China with Dongfeng Motor Company, Ltd., when fully implemented, to provide an opportunity to grow the non-U.S. sales in this business. Approximately two-thirds of our Off-Highway sales already occur outside North America, and we are continuing to aggressively pursue new business in this market.

United States Profitability

Our U.S. operations have generated losses before income taxes during the past five years aggregating more than $2,000. While numerous factors have contributed to our lack of profitability in the U.S., paramount among them are those discussed earlier in this report:

•	Customer price reductions

In the normal course of our business, our major U.S. customers expect prices from their suppliers to decrease over the term of a typical contract due to the “learning-curve” benefits associated with long production runs. Moreover, over the past several years, our major U.S. customers have experienced declining market share and excess assembly capacity. As their profitability has come under pressure, they have intensified their demands for additional price reductions from us and other suppliers. In order to retain existing business and obtain new business, in many cases, we have provided significant price decreases which have significantly reduced our annual gross margin.

•	Low-cost country suppliers

The quality of products now available to vehicle manufacturers from suppliers in countries with lower labor costs has improved significantly over the past several years. The emergence of this supply base has put downward pressure on our pricing to customers.

•	Retiree healthcare costs

We have accumulated retiree healthcare costs disproportionate to the scale of our current business. In 2006, our U.S. operations absorbed retiree healthcare costs of more than $100. Our pool of retirees in the U.S. has grown disproportionately as a result of our acquisitions and divestitures, magnifying the impact that inflation in the costs of healthcare has had on us.

•	Increased raw material costs

In 2003, our raw material costs began to increase significantly. Given the cost pressures facing our major U.S. customers in the light vehicle market, we have absorbed most of these higher costs, and the relief we have received has been mostly outside the U.S.

We have taken significant restructuring actions in an effort to improve our U.S. profitability. In 2001 and 2002, we undertook the largest restructuring program in our history, taking after-tax restructuring charges of $445, closing 39 facilities and reducing the workforce by 20%. Additional restructuring initiatives have been taken in subsequent years. A substantial portion of these actions were directed specifically at our U.S. operations. While these actions were undertaken to improve our profitability, they have been insufficient to offset the downward profit pressures, in large part due to the factors cited above.

The current financial performance of the Debtor operations is reported in Note 2 to our consolidated financial statements in Item 8. During 2006, the Debtors experienced before tax losses of $443, which included realignment and impairment charges of $56 and net reorganization costs of $117. After adjusting for the reorganization items, the losses are indicative of our current and ongoing U.S. losses at current sales levels, underscoring the urgency of successfully pursuing the initiatives discussed in “Business Strategy” above.

Results of Operations — Summary

	For the Years Ended December 31,
				2006 to	2005 to
	2006	2005	2004	2005 Change	2004 Change

Net sales	$8,504	$8,611	$7,775	$(107)	$836
Cost of sales	8,166	8,205	7,189	(39)	1,016

Gross margin	338	406	586	(68)	(180)
Selling, general and administrative expenses	419	500	416	(81)	84

Gross Margin less SG&A*	(81)	(94)	170	13	(264)
Other costs and expenses
Realignment charges	92	58	44	34	14
Impairment of goodwill	46	53		(7)	53
Impairment of other assets	234			234
Other income (expense)	140	88	(85)	52	173

Total other costs and expenses	$(232)	$(23)	$(129)	$(209)	$106
Income (loss) from continuing operations before interest, reorganization items and income taxes	$(313)	$(117)	$41	$(196)	$(158)

Income (loss) from continuing operations	$(618)	$(1,175)	$72	$557	$(1,247)
Income (loss) from discontinued operations	$(121)	$(434)	$(10)	$313	$(424)

Net income (loss)	$(739)	$(1,605)	$62	$866	$(1,667)

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

Results of Operations (2006 versus 2005)

Geographic Sales, Operating Segment Sales and Gross Margin Analysis (2006 versus 2005)

Geographic Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change

North America	$5,171	$5,410	$(239)	$52	$32	$(323)
Europe	1,856	1,596	260	18		242
South America	854	835	19	29	(17)	7
Asia Pacific	623	770	(147)	(5)		(142)

Total	$8,504	$8,611	$(107)	$94	$15	$(216)

Sales decreased $107, or 1.2%, from 2005 to 2006. Currency movements increased 2006 sales by $94 due to an overall weaker U.S. dollar compared to a number of the major currencies in other global markets where we conduct business. Sales in 2006 also benefited from net acquisitions, primarily the purchase of the axle and driveshaft businesses previously owned by Spicer S.A., our equity affiliate in Mexico. Excluding currency and acquisition effects, we experienced an organic sales decline of $216, or 2.5%, in 2006 compared to 2005. Organic change is the period-on-period measure of sales volume that excludes the effects of currency movements, acquisitions and divestitures.

Regionally, North American sales were down $239 in 2006, or 4.4%. A stronger Canadian dollar increased sales as did the acquisition of the axle and driveshaft businesses of our previous equity affiliate in Mexico. Excluding the effect of these increases, organic sales were down $323, or 6.0%, principally due to lower production levels in the North American light vehicle market. In our primary market — light trucks — production levels in 2006 were down about 9%. Within this market, production levels on vehicles with significant Dana content — primarily pickups and SUVs — were down about 12%. Partially offsetting the effects of lower light truck production levels was net new business of approximately $240 which came on stream during 2006 and a stronger commercial vehicle market, where Class 8 heavy duty production was up 10% and Class 5-7 medium duty production was up 9%.

Sales in Europe increased $260, mostly due to increases from net new business. Production levels in two of our key markets — the European light vehicle market and the off-highway market — were somewhat stronger in 2006 than in 2005. In South America, comparable year-over-year production levels in our major vehicular markets led to relatively comparable year-over-year sales. In Asia Pacific, sales declined significantly from 2005, by $147, due primarily to expiration of an axle program in Australia with Holden Ltd., a subsidiary of GM.

Operating Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change

ASG
Axle	$2,202	$2,407	$(205)	$10	$35	$(250)
Driveshaft	1,152	1,129	23	22	25	(24)
Sealing	679	661	18	5		13
Thermal	283	312	(29)	12		(41)
Structures	1,174	1,288	(114)	28		(142)
Other	77	144	(67)	(1)	(45)	(21)

Total ASG	5,567	5,941	(374)	76	15	(465)
HVTSG
Commercial Vehicle	1,683	1,540	143	6		137
Off-Highway	1,231	1,100	131	12		119

Total HVTSG	2,914	2,640	274	18		256
Other Operations	23	30	(7)			(7)

Total	$8,504	$8,611	$(107)	$94	$15	$(216)

By operating segment, the organic sales declines occurred in the segments of ASG. The North American light truck market, where production levels were down about 9% in 2006, is a major market for each of the ASG operating segments. The sales decrease in the Axle segment also reflects the expiration of the Holden Ltd. axle program in Australia. Increased sales from new axle programs in 2006 helped mitigate the reduced sales from lower North America production levels and the loss of the Australian business. Our Driveshaft segment serves both light vehicle and commercial vehicle original equipment customers. As such, the stronger commercial vehicle market in 2006 in North America helped to offset the reduced sales from lower production on the light truck side of the business. Our Sealing segment, like Driveshaft, supplies product to the commercial vehicle and off-highway markets as well as the consumer-based light vehicle markets, thereby offsetting the impact of lower 2006 North American light vehicle production. In the Thermal segment, we are more heavily concentrated on the North American market. Consequently, our sales decline here is largely driven by the lower production of North American light vehicles. Similarly, in Structures, a number of our key programs involve light truck platforms for the North American market, driving the lower sales in this segment.

In the HVTSG, our Commercial Vehicle segment is primarily focused on North America — where Class 8 heavy duty production was up 10% in 2006 and Class 5-7 medium duty production was up 9%. Our Off-Highway segment, on the other hand, has significant business in Europe, as well as in North America. Each of these markets remained relatively strong in 2006, with the production requirements of our major customers up slightly or relatively comparable year-over-year. Sales in this segment also benefited from net new business in 2006.

Margin Analysis

	As a Percentage of Sales		Increase /
	2006	2005	(Decrease)

Gross margin:
ASG	4.5%	6.0%	(1.5)%
Axle	0.1	1.6	(1.5)
Driveshaft	10.6	12.1	(1.5)
Sealing	13.3	14.6	(1.3)
Thermal	12.9	21.3	(8.4)
Structures	0.3	2.0	(1.7)
HVTSG	7.7	7.3	0.4
Commercial Vehicle	5.2	4.7	0.5
Off-Highway	10.9	10.6	0.3

Selling, general and administrative expenses:
ASG	3.6%	3.6%	0.0%
Axle	2.4	1.9	0.5
Driveshaft	3.8	3.8	0.0
Sealing	6.4	6.8	(0.4)
Thermal	4.0	3.2	0.8
Structures	1.9	2.2	(0.3)
HVTSG	3.2	4.8	(1.6)
Commercial Vehicle	3.1	5.2	(2.1)
Off-Highway	2.6	3.4	(0.8)

Gross margin less SG&A:*
ASG	0.9%	2.4%	(1.5)%
Axle	(2.3)	(0.3)	(2.0)
Driveshaft	6.8	8.3	(1.5)
Sealing	6.9	7.8	(0.9)
Thermal	8.9	18.1	(9.2)
Structures	(1.6)	(0.2)	(1.4)
HVTSG	4.5	2.5	2.0
Commercial Vehicle	2.1	(0.5)	2.6
Off-Highway	8.3	7.2	1.1
Consolidated	(0.9)	(1.1)	0.2

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

Automotive Systems

In ASG, gross margin less SG&A declined 1.5%, from 2.4% in 2005 to 0.9% in 2006. Lower sales of $374 contributed to the margin decline, as we were unable to proportionately reduce fixed costs.

In the Axle segment, the net margin decline was 2.0%. The margin decline resulted in part from lower sales relative to fixed costs. Additionally, the acquired Mexican axle operations of our previous equity affiliate contributed losses of $3. Higher premium freight costs to prevent disruption to customer schedules — mostly during the first half of the year when we were managing the business disruption in the aftermath of our bankruptcy filing — and manufacturing inefficiencies in our Venezuelan foundry operations resulted in higher cost of $12. Partially offsetting these reductions to Axle margins in 2006 were lower warranty expenses of $15, primarily due to two programs which required higher provisions in 2005, and lower overall material costs in 2006 — mostly due to reduced steel cost.

The Driveshaft segment experienced a margin decline of 1.5% despite a year-over-year sales increase. The acquired Mexican driveshaft operations from our previous equity affiliate contributed losses of $6. Launch costs and competitive pricing on a new light truck program in 2006 resulted in losses of approximately $7.

Margins in the Sealing segment were down 0.9%, primarily due to higher material costs of $4 — mostly due to the higher costs of stainless steel, a major material component for this business. Also contributing to the margin decline were facility closure and asset impairment costs of $3.

Our Thermal segment experienced a significant sales decline in 2006, resulting in lower sales relative to fixed costs. Additionally, higher material costs — mostly due to the high content of aluminum in this business — reduced margins by $6.

In our Structures segment, the margin decline was largely attributed to an 8.8% reduction in sales, with the margin reduction on the lost sales not offset by proportionate fixed cost reductions. Program start-up costs were also higher in 2006. Partially offsetting these margin reductions was lower overall material costs, principally due to savings from more steel purchases under customer re-sale programs.

Heavy Vehicle Technology and Systems

Unlike the ASG business, Heavy Vehicle gross margins less SG&A benefited in 2006 from stronger sales levels, increasing 2.0% from 2.5% in 2005 to 4.5% in 2006. Commercial Vehicle segment margins improved 2.6%. In addition to the contribution from higher sales, Commercial Vehicle margins benefited from price increases of $18, largely to help defray the higher costs absorbed in previous years due to increased material costs. Margins also increased in 2006 as realignments of the operations and other improvements addressed the manufacturing inefficiencies which negatively impacted this business in 2005. Lower overall material cost, due in part to more effective use of steel grades and resourcing to lower cost steel suppliers, also benefited margins slightly in this business. In the Off-Highway segment, margins improved 1.1%. Higher sales relative to fixed costs contributed to some of the margin improvement, with most of the remaining improvement coming from reductions in material cost.

Consolidated

Consolidated gross margin less SG&A includes corporate expenses and other costs not allocated to the business units of $262, or 3.1% of sales, in 2006 as compared to $303, or 3.5% of sales, in 2005. This improvement in consolidated margins of .4% largely reflects our overall efforts to reduce overhead through headcount reduction, limited wage increases, suspension of benefits and cutbacks in discretionary spending.

Impairment of goodwill and other assets

As discussed in Note 4 to our consolidated financial statements in Item 8, an impairment charge of $165 was recorded in the third quarter of 2006 to reduce lease and other assets in DCC to their fair value less cost to sell. Additional impairment charges in 2006 of $11 were recorded based on the planned sales of specific DCC investments. DCC reviews its investments for impairment on a quarterly basis. An impairment charge of $58 was recorded in the fourth quarter to adjust our equity investment in GETRAG to fair value based on an other-than-temporary decline in value related to the March 2007 sale of this investment.

As discussed in Notes 4 and 7 to our consolidated financial statements in Item 8, a $46 charge was taken in 2006 to write off the goodwill in our Axle business. In 2005, we wrote off the remaining goodwill of our Structures and Commercial Vehicles businesses.

Realignment charges

Realignment charges are discussed in Note 4 to our consolidated financial statements in Item 8. These charges relate primarily to employee separation and exit costs associated with facility closures.

Other income (expense)

Other income for 2006 was up $52 compared to 2005. The increase was due primarily to $28 in losses from divestitures and joint venture dissolutions in 2005, and the inclusion of gains of $10 from such activities in 2006. Additionally, DCC income, net of gains and losses on asset sales, was $14 higher in 2006 than 2005.

Interest expense

As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations is now subject to compromise. Since the Filing Date, we have not accrued interest on these obligations. The post-petition interest expense not recognized in 2006 on these obligations amounted to $89.

Reorganization items

Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our consolidated financial statements in Item 8 for a summary of these costs. Reorganization items reported in 2006 included professional advisory fees, lease rejection costs, debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement. The debt valuation adjustments and DIP Credit Agreement underwriting fees were one-time charges associated with the initial phase of the reorganization.

Income tax benefit (expense)

The primary factor resulting in income tax expense of $66 during 2006, as compared to a tax benefit of $200 that would be expected based on the 35% U.S. statutory income tax rate, was the discontinued recognition of tax benefits on U.S. losses. Also impacting this rate differential was $46 of goodwill impairment charges which are not deductible for income tax purposes.

The 2005 results included a charge of $817 for placing a valuation allowance against our net U.S. deferred tax assets. Additional valuation allowances of $13 were also provided in 2005 against net deferred tax assets in the U.K. These provisions were the principal reason for tax expense of $924 recognized in 2005 differing from a tax benefit of $100 that would be expected at a 35% federal U.S. tax rate.

Discontinued operations

Losses from discontinued operations were $121 and $434 in 2006 and 2005. Discontinued operations in both years included the engine hard parts, fluid routing and pump products businesses held for sale at the end of 2006 and 2005. The net losses included pre-tax impairment charges of $137 in 2006 and $411 in 2005 that were required to reduce the net book value of these businesses to expected fair value less cost to sell. See Note 4 to our consolidated financial statements in Item 8 for additional information relating to the discontinued operations.

Results of Operations (2005 versus 2004)

Business Unit and Geographic Sales and Gross Margin Analysis

Geographic Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2005	2004	(Decrease)	Effects	Divestitures	Change

North America	$5,410	$5,218	$192	$62	$(19)	$149
Europe	1,596	1,322	274	(3)		277
South America	835	542	293	86	(6)	213
Asia Pacific	770	693	77	21	42	14

Total	$8,611	$7,775	$836	$166	$17	$653

Organic sales in 2005 increased $653, or 8.4%, primarily as a result of net new business that came on stream in 2005 and a stronger heavy vehicle market. Net new business increased 2005 sales by approximately $320 in ASG and $180 in HVTSG. The remaining increase in 2005 was driven primarily by increased production levels in the heavy vehicle market. In commercial vehicles, most of our sales are to the North American market. Production levels of Class 8 commercial trucks increased 27% in 2005, while medium duty Class 5-7 truck production was up about 12%.

Regionally, North American sales increased $192, or 3.7%. A stronger Canadian dollar accounted for $63 of the increase, with divestitures reducing 2005 sales by $19. Net of currency and divestitures, the organic sales increased $148, or 2.8%. Higher production levels in the North American commercial vehicle market and contributions from net new business were the primary factors generating the higher sales in North America. Sales in our largest market, the North American light truck market, were lower as production levels declined about 2% year-over-year, with sales of the vehicles having larger Dana content being down even more.

Sales in our European region benefited from contributions from net new business and a stronger off-highway market. Production levels in the European light vehicle market were relatively flat compared to 2004. In South America, organic sales were higher as a result of net new business as well as higher light vehicle production levels. A stronger Brazilian real also contributed to the higher sales in South America. In our Asia Pacific region, sales increased primarily because of a weaker dollar against currencies in this region and the 2004 acquisition of a majority interest in a joint venture, which resulted in the sales of the joint venture being consolidated.

Operating Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2005	2004	(Decrease)	Effects	Divestitures	Change

ASG
Axle	$2,407	$2,245	$162	$54	$—	$108
Driveshaft	1,129	1,041	88	33		55
Sealing	661	615	46	6	42	(2)
Thermal	312	314	(2)	14		(16)
Structures	1,288	1,108	180	45		135
Other	144	61	83			83

Total ASG	5,941	5,384	557	152	42	363

HVTSG
Commercial Vehicle	1,540	1,359	181	11		170
Off-Highway	1,100	940	160	4		156

Total HVTSG	2,640	2,299	341	15		326
Other Operations	30	92	(62)		(25)	(37)

Total	$8,611	$7,775	$836	$167	$17	$652

ASG sales increased $557, or 10.3%, over 2004. A weaker U.S. dollar against a number of currencies in the major international markets where we do business accounted for higher sales of $152, or 2.8%. Excluding currency and net acquisition effects, organic sales in ASG increased $363, or 6.7%. In our Axle segment, sales increased $162. Net new business added $220 of sales. This was partially offset by reduced sales due to lower production levels in the North American light truck market. Our Driveshaft segment experienced higher sales of $88. This unit also sells to original equipment commercial vehicle customers. As such, the higher production levels in the North American commercial vehicle market added to sales in this segment. This, along with some added sales from net new business and higher light truck production levels outside the U.S., more than offset the lower sales due to production declines in the North American light truck market. Sales in our Sealing segment increased largely due to the acquisition of a majority interest in a Japanese gasket joint venture. This segment also sells to the commercial vehicle market which was much stronger in 2005. Our Thermal segment experienced increased sales due to currency — primarily the Canadian dollar, as this segment is heavily focused on the North American market. As such, the organic sales decline is due primarily to the lower production levels in the North American light truck market. Structures sales increased primarily due to net new business which came on stream in 2005 and to higher production levels of certain key platforms with structures content.

In the Heavy Vehicle group, sales increased due to stronger markets and contributions from net new business. Our Commercial Vehicle segment is focused primarily on North America. As such, the sales in this segment increased principally due to the increased North American production levels of Class 5-8 vehicles. Our Off-Highway segment serves the European as well as the North American markets. Sales in this segment benefited from higher global production in our primary markets of about 4%, as well as from the addition of new customer programs in 2005.

Margin Analysis

	As a Percentage of Sales		Increas/
	2005	2004	(Decrease)

Gross margin:
ASG	6.0%	8.1%	(2.1)%
Axle	1.6	4.3	(2.7)
Driveshaft	12.1	14.1	(2.0)
Sealing	14.6	17.5	(2.9)
Thermal	21.3	25.6	(4.3)
Structures	2.0	(0.6)	2.6
HVTSG	7.3	12.2	(4.9)
Commercial Vehicle	4.7	11.6	(6.9)
Off-Highway	10.6	12.7	(2.1)

Selling, general and administrative expenses:
ASG	3.6%	3.4%	0.2%
Axle	1.9	1.9	0.0
Driveshaft	3.8	3.8	0.0
Sealing	6.8	6.8	0.0
Thermal	3.2	3.6	(0.4)
Structures	2.2	2.2	0.0
HVTSG	4.8	5.3	(0.5)
Commercial Vehicle	5.2	6.0	(0.8)
Off-Highway	3.4	3.7	(0.3)

Gross margin less SG&A:
ASG	2.4%	4.7%	(2.3)%
Axle	(0.3)	2.4	(2.7)
Driveshaft	8.3	10.3	(2.0)
Sealing	7.8	10.7	(2.9)
Thermal	18.1	22.0	(3.9)
Structures	(0.2)	(2.8)	2.6
HVTSG	2.5	6.9	(4.4)
Commercial Vehicle	(0.5)	5.6	(6.1)
Off-Highway	7.2	9.0	(1.8)
Consolidated	(1.1)	2.2	(3.3)

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

In ASG, despite higher sales in 2005, gross margins less SG&A declined 2.3%. Higher costs of steel and other metals were a principal factor. Higher steel costs, net of customer recoveries, alone reduced 2005 before-tax profit in ASG as compared to 2004 by approximately $67 — accounting for 1.1% of the margin decline from the previous year. In addition to higher raw material prices, increased energy costs also negatively impacted ASG margins. In the automotive market, we have had very limited success passing these higher costs on to customers. In fact, margins continued to be adversely affected by price reductions to customers. Also negatively impacting ASG 2005 margins were start-up and launch costs associated with a new Slovakian actuation systems operation. This operation reduced margins in 2005 by approximately $16. Quality and warranty related issues resulted in higher warranty expense which reduced year-over-year margins by about $30, with the fourth quarter of 2005 including charges of $19 for two specific recall programs. While ASG margins continued to benefit from cost savings from programs like lean manufacturing and value engineering, production inefficiencies associated with overtime and freight dampened margins.

In the Axle segment, margins declined 2.7% despite a sales increase of 7.1%. Higher steel cost of about $46 was a major factor, accounting for 2.1% of the margin reduction. Additionally, the higher warranty costs referred to above were principally in this segment. These two items more than offset any margin improvement associated with the higher sales level. Margins in the Driveshaft segment similarly declined 2.0% on higher sales of 8%. Like with Axle, steel is an important component of material cost in the Driveshaft operation. Higher steel cost of $24 resulted in margin reduction of about 2.3%. Along with steel, other material price increases, higher warranty expense, increased energy costs and higher premium freight more than offset the margin benefits of the higher sales level. In our Sealing segment, negatively impacting margins were higher steel costs of $3, customer price reductions of $8 and higher warranty expense of $2. Our Thermal segment is a heavy user of aluminum, the price of which, like steel, increased significantly, negatively impacting our margins in this business. Customer price reductions in Thermal reduced margins by $7. Whereas the other segments of ASG experienced margin declines, our Structures business had margin improvement in 2005. In this segment, many of our programs benefit from steel being purchased through customer supported programs. As such, this segment did not experience the steel cost related margin deterioration experienced by our other ASG segments. In addition to the improvements associated with higher sales levels, margins improved in Structures as a result of operating improvements at facilities that were incurring atypically higher costs in 2004 because of inefficiencies associated with relatively recent new program launches.

Margins in the Heavy Vehicle group were 4.4% lower in 2005 despite stronger sales. As with ASG, higher steel costs significantly impacted HVTSG performance in 2005. Steel costs, net of customer recoveries, reduced this group’s before-tax profit by an additional $45 — accounting for 2.0% of the 4.4% margin decline. Of the steel cost increase, $28 was in the Commercial Vehicle segment and $17 in the Off-Highway segment — reducing margins in these units by about 2.1% and 1.8%. Raw material prices other than steel and higher energy costs also negatively impacted the HVTSG segments in 2005. While higher sales in the commercial vehicle market would normally benefit margins, the stronger sales volume actually created production inefficiencies as our principal assembly facility in Henderson, Kentucky experienced capacity constraints. With the production inefficiencies, to meet customer demand, we incurred premium freight, higher overtime, additional warehousing and outsourced certain activities previously handled internally — all of which resulted in higher costs. Commercial Vehicle margins during the first six months of 2005 were also negatively impacted by component shortages. Additional costs resulted from alternative sourcing as well as production inefficiencies. Margins in the Off-Highway operations in 2005 were negatively impacted by restructuring actions associated with the closure of the Statesville, North Carolina manufacturing facility, the downsizing of the Brugge, Belgium operation and the relocation of certain production activities to operations in Mexico.

Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 3.5% in 2005 and 3.2% in 2004. One factor contributing to the higher costs in 2005 was higher professional fees and related costs associated with an independent investigation surrounding the restatement of our financial statements for the first half of 2005 and prior years. Other factors included a pension settlement charge in the fourth quarter of 2005 triggered by higher lump sum distributions from one of our pension plans, higher insurance premiums and higher costs associated with our long-term disability and workers’ compensation programs.

Other income (expense)

Other income (expense) was $88 and $(85) in 2005 and 2004. Other income in 2005 was primarily lease financing revenue, interest income and other miscellaneous income. Other expense in 2004 included a $157 before tax charge associated with the repurchase of approximately $900 of debt during the fourth quarter of 2004 at a premium to face value.

Realignment and impairment charges

These costs were $111 and $44 in 2005 and 2004. The 2005 realignment and impairment costs include $53 for write-off of the remaining goodwill in our Structures and Commercial Vehicle businesses. The realignment cost in 2005 and 2004 related primarily to facility closures and discontinuance of product programs.

Interest expense

Interest expense was $168 and $206 in 2005 and 2004. Interest expense in 2005 was lower due to lower average debt levels.

Income tax benefit (expense)

Income tax benefit (expense) for continuing operations was $(924) and $205 in 2005 and 2004. Income tax expense in 2005 includes a charge of $817 for a valuation allowance against deferred tax assets at the beginning of the year in the U.S. and U.K., where the likelihood of future taxable income was determined to no longer be sufficient to ensure asset realization. This valuation allowance was the predominant factor in tax expense of $924 being higher than the $100 tax benefit that would normally be expected at the customary U.S. federal tax rate of 35%. The 2005 provision for income taxes included expenses related to countries where we continue to incur income taxes. Other factors contributing to the variance to the 35% rate were goodwill impairment charges that are not deductible for tax purposes and a write-off of deferred tax assets for net operating losses in the state of Ohio in connection with the enactment of a new gross receipts tax system.

In 2004, we experienced income tax benefits that resulted in a net tax benefit significantly greater than the tax provision normally expected at a customary tax rate of 35%. Tax benefits exceeded the amount expected by applying 35% to the loss before income taxes by $147. During 2004, income tax benefits of $85 were recognized through release of valuation allowances against capital loss carryforwards related to certain DCC sale transactions. Additionally, tax benefits of $37 were recognized through release of valuation allowances previously recorded against net operating losses in certain jurisdictions where future profitability no longer required such allowances.

Discontinued Operations

Losses from discontinued operations were $434 in 2005 and $10 in 2004. Discontinued operations included the results of the engine hard parts, fluid products and pump products businesses held for sale at the end of 2005. The 2005 net loss of $434 includes pre-tax impairment charges of $411 that were required to reduce the net book value of these businesses to their fair value less cost to sell. In 2004, discontinued operations also included the AAG business that we sold in November 2004. The automotive aftermarket operation accounted for $5 of the discontinued operations loss, including a $43 charge recognized at the time of the sale. See Note 4 of our consolidated financial statements in Item 8 for additional information relating to the discontinued operations.

Cash Flow

Cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004 is shown in the following table:

	2006	2005	2004

Cash flow summary
Cash and cash equivalents at beginning of period	$762	$634	$731

Cash provided by (used in) operating activities	52	(216)	73
Cash provided by (used in) investing activities	(71)	(54)	916
Cash provided by (used in) financing activities	(49)	398	(1,090)

Increase (decrease) in cash and cash equivalents	(68)	128	(101)
Impact of foreign exchange and discontinued operations	25		4

Cash and cash equivalents at end of period	$719	$762	$634

Cash Flows from Operating Activities:	2006	2005	2004

Net income (loss)	$(739)	$(1,605)	$62
Depreciation and amortization	278	310	358
Goodwill, asset impairment and other related charges	405	515	55
Reorganization items, net	143
Payment of reorganization items	(91)
Loss on note repurchases			96
Deferred income taxes	(41)	751	(125)
Minority interest	7	(16)	13
Unremitted earnings of affiliates	(26)	(40)	(36)
Other	(83)	39	(56)

	(147)	(46)	367
Increase (decrease) from working capital	199	(170)	(294)

Cash flows from operating activities	$52	$(216)	$73

Cash of $52 was generated by operating activities in 2006 as compared to a use of $216 in 2005 and a source of $73 in 2004.

Although working capital was a source of $199 cash in 2006, this was primarily a consequence of relief provided through the bankruptcy process. An increase in accounts receivable consumed cash of $62. Accounts payable and other components of working capital provided the primary source of the cash flow increase. This was due primarily to the non-payment of accounts payable and other current liabilities owed at the time of our bankruptcy filing which are now classified as Liabilities subject to compromise. Accounts payable and other current liabilities at December 31, 2006 subject to compromise approximated $503. As such, had it not been for bankruptcy relief, working capital cash flow would have included payment of these liabilities, and cash flow from operating activities would have reflected a use of approximately $451.

In 2005, working capital consumed cash of $170. Reductions of receivables and inventories provided cash of $146 and $81. The consumption of cash was primarily due to a decrease in accounts payable of approximately $260. After announcing the reduction in our earnings forecast for the second half of 2005 and the decision to provide a valuation allowance against our U.S. deferred tax asset, we accelerated payments to certain key suppliers to insure that deliveries would not be delayed. Additionally, 2005 cash flow included a payment to settle prior-year tax returns offset by the reimbursement of claims by our insurers. In 2004, working capital used cash of $294, due primarily to increased sales levels compared to 2003 which increased receivables and inventories.

Excluding the working capital change, operating cash flows were a use of $147 in 2006, a use of $46 in 2005 and a source of $367 in 2004. The operating cash flow use the past two years primarily reflects our reduced operating profit. Sales net of cost of sales and SG&A expense in 2006 amounted to an $81 loss, compared to a $94 loss in 2005 and a $170 profit in 2004. In 2006, operating cash flows included a use of $91 for reorganization expenses directly related to the bankruptcy process.

Cash Flows from Investing Activities:	2006	2005	2004

Purchases of property, plant and equipment	$(314)	$(297)	$(329)
Acquisition of business, net of cash acquired	(17)		(5)
Divestitures, aftermarket business			968
Proceeds from sales of other assets	54	22	61
Proceeds from sales of leasing subsidiary assets	141	161	289
Other	65	60	(68)

Cash flows from investing activities	$(71)	$(54)	$916

Cash used for the purchase of property, plant and equipment in 2006 was higher than 2005 due to the timing of new customer program requirements and to the delay of certain expenditures in 2005. Proceeds from sales of leasing subsidiary assets reflect our continued sale of DCC assets following our announcement in 2001 to divest this business. The divestiture proceeds in 2004 relate to sale of the automotive aftermarket businesses which occurred in November 2004.

Cash Flows from Financing Activities:	2006	2005	2004

Net change in short-term debt	$(551)	$492	$(31)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	7	16	455
Payments and repurchases of long-term debt	(205)	(61)	(1,457)
Dividends paid		(55)	(73)
Other		6	16

Cash flows from financing activities	$(49)	$398	$(1,090)

In 2006, we borrowed $700 under the $1,450 DIP Credit Agreement. A portion of these proceeds were used to pay off debt obligations outstanding under our prior five-year bank facility and the interim DIP revolving credit facility, the proceeds of which had been used to pay off the balances of lending arrangements under our accounts receivable securitization program. In December 2006, in connection with a forbearance agreement between DCC and its noteholders, DCC made a cash payment of $125 of remaining principal owed to its noteholders.

During 2005, we made draws on the accounts receivable securitization program and the five-year revolving credit facility to meet our working capital needs. We also refinanced a secured note due in 2007 related to a DCC investment to a non-recourse note due in August 2010 and increased the principal outstanding from $40 to $55. The remainder of our debt transactions in 2005 was generally limited to $61 of debt repayments, including a $50 scheduled payment at DCC.

In December 2004, we used $1,086 of cash, including a portion of the proceeds from the sale of the automotive aftermarket businesses and the issuance of $450 of new notes, to repurchase $891 face value of our March 2010 and August 2011 notes. Prior to the fourth quarter, we had used available cash to meet scheduled maturities of long-term debt of $239 on the manufacturing side and $166 within DCC.

We maintained a quarterly dividend rate of $.12 per share during the first three quarters of 2005 and all of 2004 before decreasing the fourth quarter 2005 dividend to $.01.

Cash Availability — At December 31, 2006, cash and cash equivalents held in the U.S. amounted to $232, including $73 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations and $15 held by DCC, whose cash is restricted by the forbearance agreement discussed in Notes 2 and 10 to our consolidated financial statements in Item 8.

At December 31, 2006, cash and cash equivalents held outside the U.S. amounted to $487, including $20 of cash deposits to provide credit enhancements for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. In addition, a substantial portion of our cash and equivalents balance represents funds held in overseas locations that need to be retained for working capital and other operating purposes. Several countries also have local regulatory requirements that significantly restrict the ability of the Debtors to access cash. Another $74 was held by operations that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.

Over the years, certain of our international operations have received cash or other forms of financial support from the U.S. to finance their activities. These international operations had intercompany loan obligations to the U.S. of $617, including accrued interest, at December 31, 2006. We are working on developing additional credit facilities in certain of these foreign domains to generate cash which could be used for intercompany loan repayment or other methods of repatriation. In March 2007, we established a European receivables loan agreement and completed certain divestitures. A significant portion of the proceeds from these actions is expected to be repatriated to the U.S. in 2007.

Pre-petition and DIP Interim Financing — Before the Filing Date, we had a five-year bank facility maturing on March 4, 2010, which provided $400 of borrowing capacity, and an accounts receivable securitization program that provided up to a maximum of $275 to meet our periodic needs for short-term financing. The obligations under the accounts receivable securitization program was paid-off with the proceeds of an interim DIP revolving credit facility. The proceeds of the term loan under the DIP Credit Agreement were used to pay off the borrowing under the interim DIP revolving credit facility and the five-year bank facility.

DIP Credit Agreement — Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) with Citicorp North America, Inc., as agent, initial lender and an issuing bank, and with Bank of America, N.A. and JPMorgan Chase Bank, N.A., as initial lenders and issuing banks. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court in March 2006. The aggregate amount of the facility at December 31, 2006 was $1,450, and included a $750 revolving credit facility (of which $400 was available for the issuance of letters of credit) and a $700 term loan facility.

All of the loans and other obligations under the DIP Credit Agreement are due and payable on the earlier of 24 months after the effective date of the DIP Credit Agreement or the consummation of a plan of reorganization under the Bankruptcy Code. Prior to maturity, Dana is required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments, and from the proceeds of certain asset sales, unless reinvested. Such prepayments, if required, are to be applied first to the term loan facility and second to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder. Interest for both the term loan facility and the revolving credit facility under the DIP Credit Agreement accrues, at our option, at either the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% or the prime rate plus a per annum margin of 1.25%. Amounts borrowed at December 31, 2006, were at a rate of 7.55% (LIBOR plus 2.25%). We are paying a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility, a per annum fronting fee of 25 basis points and a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.

The DIP Credit Agreement is guaranteed by substantially all of our domestic subsidiaries, excluding DCC. As collateral, we and each of our guarantor subsidiaries have granted a security interest in, and lien on, effectively all of our assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by us.

Under the DIP Credit Agreement, Dana and each of our subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness (beyond that permitted by the DIP Credit Agreement), guarantees, dividends, transactions with affiliates, claims in the bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale-leasebacks.

Additionally, the DIP Credit Agreement requires us to maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR) based on rolling 12-month cumulative EBITDAR requirements for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability of $100 at all times. The DIP Credit Agreement provides for certain events of default customary for debtor-in-possession financings of this type, including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the DIP Credit Agreement at December 31, 2006.

As of March 2006, we had borrowed $700 under the $1,450 DIP Credit Agreement. We used a portion of these proceeds to pay off debt obligations outstanding under our prior five-year bank facility and certain other pre-petition obligations, as well as to provide for working capital and general corporate expense needs. We also used the proceeds to pay off the interim DIP revolving credit facility which had been used to pay off our accounts receivable securitization program and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses. Based on our borrowing base collateral, we had availability under the DIP Credit Agreement at December 31, 2006 of $521 after deducting the $100 minimum availability requirement. We had utilized $242 of this for letters of credit, leaving unused availability of $279.

In January 2007, the Bankruptcy Court authorized us to amend the DIP Credit Agreement to:

•	increase the term loan commitment by $200 to enhance our near-term liquidity and to mitigate timing and execution risks associated with asset sales and other financing activities in process;

•	increase the annual rate at which interest accrues on amounts borrowed under the term facility by 0.25%;

•	reduce the minimum global EBITDAR covenant levels and increase the annual amount of cash restructuring charges excluded in the calculation of EBITDAR;

•	implement a corporate reorganization of our European subsidiaries to facilitate the establishment of a European credit facility and improve treasury and cash management operations; and

•	receive and retain proceeds from the trailer axle asset sale that closed in January 2007, without potentially triggering a mandatory repayment to the lenders of the amount of proceeds received.

In connection with the January 2007 amendment, we reduced the aggregate commitment under the revolving credit facility of the DIP Credit Agreement from $750 to $650 to correspond with the lower availability in our collateral base. We expect to reduce the revolving credit facility by up to an additional $50 as we continue to divest our non-core businesses.

European Receivables Loan Facility — In March 2007, certain of our European subsidiaries received a commitment from GE Leveraged Loans Limited for the establishment of a five-year accounts receivable securitization program, providing up to the euro equivalent of $225 in available financing. Under the financing program, certain of our European subsidiaries (the Selling Entities) will sell accounts receivable to Dana Europe Financing (Ireland) Limited, a limited liability company incorporated under the laws of Ireland (an Irish special purpose entity). The Irish special purpose entity, as Borrower, will pledge those receivables as collateral for short-term loans from GE Leveraged Loans Limited, as Administrative Agent, and other participating lenders. The receivables will be purchased by the Irish special purpose entity in part from funds provided through subordinated loans from Dana Europe S.A. Dana International Luxembourg SARL (one of our wholly-owned subsidiaries) will act as Performance Undertaking Provider and as the master servicer of the receivables owned by the Irish special purpose entity. The Selling Entities will act as sub-servicers for the accounts receivable sold by them. The accounts receivable purchased by the Irish special purpose entity will be included in our consolidated financial statements because the Irish special purpose entity does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Accordingly, the sale of the accounts receivable and subordinated loans from Dana Europe S.A. will be eliminated in consolidation and any loans to the Irish special purpose entity from participating lenders will be reflected as short-term borrowing in our consolidated financial statements. The amounts available under the program are subject to reduction for various reserves and eligibility requirements related to the accounts receivable being sold, including adverse characteristics of the underlying accounts receivable and customer concentration levels. The amounts available under the program are also subject to reduction for failure to meet certain levels of a fixed charge financial covenant calculation.

Under the program, the Selling Entities will individually be required to comply with customary affirmative covenants for facilities of this type, including covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds and priority of liens in favor of the lenders, and on an aggregated basis, will also be required to comply with daily, monthly, annual and other reporting obligations. These Selling Entities will also be required to comply individually with customary negative covenants for facilities of this type, including limitations on liens, and on an aggregated basis, will also be required to comply with customary negative covenants for facilities of this type, including limitations on additional indebtedness, dividends, transactions with affiliates outside of the Selling Entity group, investments, asset dispositions, mergers and consolidations and amendments to constituent documents.

Canadian Credit Agreement — In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of Dana Canada’s affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch and Bank of America, N.A., Canada Branch as initial lenders and issuing banks. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At December 31, 2006, there were no borrowings and no utilization of the net availability under the facility for the issuance of letters of credit.

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

The Canadian Credit Agreement is guaranteed by substantially all of the Canadian affiliates of Dana Canada. Dana Canada and each of its guarantor affiliates has granted a security interest in, and lien on, effectively all of their assets, including a pledge of 100% of the equity interests of each direct foreign subsidiary owned by Dana Canada and each of Dana Canada’s affiliates.

Under the Canadian Credit Agreement, Dana Canada and its affiliates are required to comply with customary affirmative covenants for facilities of this type, including covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations. Dana Canada and each of its Canadian affiliates are also required to comply with customary negative covenants for facilities of this type, including limitations on liens, additional indebtedness, guarantees, dividends, transactions with affiliates, investments, asset dispositions, nature of business, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, restrictions affecting subsidiaries, and sale and lease-backs. In addition, Dana Canada must maintain a minimum availability under the Canadian Credit Agreement of $20.

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

Debt Reclassification — Our bankruptcy filing triggered the immediate acceleration of our direct financial obligations (including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004) and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. Obligations of $1,585 under our indentures have been classified as Liabilities subject to compromise, and the unsecured DCC notes have been classified as part of the current portion of long-term debt in our Consolidated Balance Sheet. See Note 2 to our consolidated financial statements in Item 8. In connection with the December 2006 sale of DCC’s interest in a limited partnership, $55 of DCC non-recourse debt was assumed by the buyer.

DCC Notes — At December 31, 2006, long-term debt at DCC included notes totaling $266, including $187 outstanding under a $500 Medium Term Note Program established in 1999. The DCC Notes are general unsecured obligations of DCC. In December 2006, DCC entered into the Forbearance Agreement discussed above and in Note 10 of our consolidated financial statements in Item 8.

Swap Agreements — At the Filing Date, we had two interest rate swap agreements scheduled to expire in August 2011, under which we had agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. As of December 31, 2005, the interest rate swap agreements provided for us to receive a fixed rate of 9.0% on a notional amount of $114 and pay variable rates based on LIBOR, plus a spread. The average variable rate under these contracts approximated 9.4% at the end of 2005. As a result of our bankruptcy filing, the two swap agreements were terminated, resulting in a termination payment of $6 on March 30, 2006.

Cash Obligations — Under various agreements, we are obligated to make future cash payments in fixed amounts. These payments include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials. We are not able to determine the amounts and timing of our contractual cash obligations or estimated obligations under our retiree health programs, as the timing and amounts of future payments are expected to be modified as part of our reorganization under Chapter 11. Accordingly, the table and commentary below reflect scheduled payments and maturities based on the original payment terms specified in the underlying agreements and contracts and exclude Liabilities subject to compromise which will be disbursed in accordance with our plan of reorganization. Due to the uncertainty of what portion, if any, of our interest obligations will be resolved in the bankruptcy proceedings, we are also not able to determine the amounts and timing of our future interest obligations. Accordingly we have shown no interest obligations in the table.

		Payments Due by Period
		Less than	1 - 3	4 - 5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Principal of long-term debt	$995	$273	$713	$7	$2
Operating leases	492	71	126	80	215
Unconditional purchase obligations	149	131	11	7
Other long-term liabilities	3,495	346	697	700	1,752

Total contractual cash obligations	$5,131	$821	$1,547	$794	$1,969

The unconditional purchase obligations are principally comprised of commitments for procurement of fixed assets and the purchase of raw materials.

We have a number of sourcing agreements with suppliers for various components used in the assembly of our products, including certain outsourced components that we had manufactured ourselves in the past. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase specific components exclusively from the suppliers over the terms of the agreements. Accordingly, our cash obligations under these agreements are not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our production forecasts for 2007 and assume that the volumes were constant over the respective supply periods, the amounts of annual purchases under those agreements where we estimate the annual purchases would exceed $20 would be as follows: $415, $430, $461, $368 and $2,012 in 2007, 2008, 2009, 2010 and 2011 and thereafter.

Other long-term liabilities include estimated obligations under our retiree healthcare programs, our estimated 2007 contributions to our U.S. defined benefit pension plans and payments under our long-term agreement with IBM for the outsourcing of certain human resource services that began in 2005. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made through 2010 took into consideration recent payment trends and certain of our actuarial assumptions. We have not estimated pension contributions beyond 2006 due to uncertainty resulting from our bankruptcy filing.

At December 31, 2006, we maintained cash deposits of $93 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year. See Note 9 to our consolidated financial statements in Item 8.

In connection with certain of our pre-petition divestitures, there may be future claims asserted and proceedings instituted against us related to liabilities arising during the period of our ownership or pursuant to our indemnifications or guarantees provided in connection with the respective transactions. The estimated maximum potential amount of payments under these obligations is not determinable due to the significant number of divestitures and lack of a stipulated maximum liability for certain matters, and because these obligations are subject to compromise as pre-petition obligations. In some cases, we have insurance coverage available to satisfy claims related to the divested businesses. We believe that payments, if any, in excess of amounts provided or insured, related to such matters are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Contingencies

Impact of Our Bankruptcy Filing — Under the Bankruptcy Code, the filing of our petition on March 3, 2006 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

Class Action Lawsuit and Derivative Actions — There is a consolidated securities class action (Howard Frank v. Michael J. Burns and Robert C. Richter) pending in the U.S. District Court for the Northern District of Ohio naming our CEO, Mr. Burns, and our former CFO, Mr. Richter, as defendants. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing.

There is also a shareholder derivative action (Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants. The derivative claim in this case, alleging breaches of the defendants’ fiduciary duties to Dana, has been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy.

The defendants moved to dismiss or stay the class action claims in these cases, and a hearing on these motions to dismiss was held on January 30, 2007. The court has not yet ruled on the motions. A second shareholder derivative suit (Steven Staehr v. Michael Burns, et al.) remains pending but is stayed.

Due to the preliminary nature of these lawsuits, we cannot at this time predict their outcome or estimate Dana’s potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that any uninsured loss would not be material.

SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters, as well. Outside counsel informed the SEC of the investigation, which ended in December 2005. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.

Tax Matters — In the ordinary course of business, we are involved in transactions for which the related tax regulations are relatively new and/or subject to interpretation. A number of years may elapse before a particular matter is audited and a tax adjustment is proposed by the taxing authority. The years with open tax audits vary depending on the tax jurisdiction. We establish a liability when the payment of additional taxes related to certain matters is considered probable and the amount is reasonably estimable. We adjust these liabilities, including the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit. These liabilities are recorded in Other accrued liabilities in our Consolidated Balance Sheet. Favorable resolution of tax matters for which a liability had previously been recorded would result in a reduction of income tax expense when payment of the tax is no longer considered probable.

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

Asbestos-Related Product Liabilities — Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits, as well as any new lawsuits against us alleging asbestos-related claims, have been stayed during our reorganization process. However, some claimants have filed proofs of asbestos-related claims in the Bankruptcy Cases. The September 21, 2006 claims bar date did not apply to claimants alleging asbestos-related personal injury claims, but it was the deadline for claimants who are not allegedly injured individuals or their personal representatives (including insurers) to file proofs of claim with respect to other types of asbestos-related claims. Our obligations with respect to asbestos claims will be addressed in our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

We had approximately 73,000 active pending asbestos-related product liability claims at December 31, 2006, compared to 77,000 at December 31, 2005, including approximately 6,000 and 10,000 claims, that were settled but awaiting final documentation and payment. We had accrued $61 for indemnity and defense costs for pending asbestos-related product liability claims at December 31, 2006, compared to $98 at December 31, 2005. Starting with the fourth quarter of 2006, we projected indemnity and defense cost for pending cases using the same methodology we use for projecting potential future liabilities. The decrease in the liability for pending asbestos-related claims is due primarily to revised assumptions in that methodology regarding expected compensable claims. This assumption regarding fewer compensable cases is consistent with the current asbestos tort system and our strategy in recent years of aggressively defending all cases, and in particular meritless claims. In 2006, we determined that the more recent experience was sufficient to utilize as the basis for estimating the indemnity cost of pending claims.

Generally accepted methods of projecting future asbestos-related product liability claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy and settlement values. Although we do not believe that our products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced a potential liability through 2021 within a range of $80 to $141. Since the outcomes within that range are equally probable, the accrual at December 31, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable circumstances in which our expenditures related to asbestos-related product liability claims after that date would be de minimis. Our estimated liability for future asbestos-related product claims at December 31, 2005 was $70 to $120.

At December 31, 2006, we had recorded $72 as an asset for probable recovery from our insurers for the pending and projected claims, compared to $78 recorded at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage which we intend to exercise in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated receivable recorded for pending and future claims are recorded as a liability for future claims. There were no commutations of insurance in 2006. At December 31, 2006 the liability totaled $11.

In addition, we had a net amount recoverable from our insurers and others of $14 at December 31, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-

related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.

Other Product Liabilities — We had accrued $7 for non-asbestos product liability costs at December 31, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information.

Environmental Liabilities — We had accrued $64 for environmental liabilities at December 31, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.

Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are presently one of four potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We review our estimate of our liability for this site quarterly. There have been no material changes in the facts underlying our estimate since December 31, 2005 and, accordingly, our estimated liabilities for the three operable units at this site at December 31, 2006 remained unchanged and were as follows:

•	Unit 1 — $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this unit to date and our assessment of the likely allocation of costs among the PRPs;

•	Unit 2 — $14 for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and

•	Unit 3 — Less than $1 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

Our liability has been estimated based on our status as a passive owner of the property during a period when some of the contaminating activity occurred. As such, we have assumed that the other PRPs will be able to honor their fair share of liability for site related costs. As with any Superfund matter, should this not be the case, our actual costs could increase.

Following our bankruptcy filing, we discontinued the remedial investigation/feasibility study (RI/FS) we had been conducting at Unit 3 of the site and informed EPA that since our alleged liabilities at this site occurred before the Filing Date, we believe they constitute pre-petition liabilities subject to resolution in the bankruptcy proceedings. In September 2006, EPA filed claims exceeding $200 with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site; civil penalties, punitive damages and stipulated damages in connection with our termination of the RI/FS; and damages to natural resources. We expect that EPA’s claims will be resolved either through a negotiated settlement or through the claims process in the Bankruptcy Proceedings, where the validity and amounts of the asserted claims will have to be substantiated. The support behind the EPA’s claim provides no cost studies or other information which we have not already assessed in establishing the liability above. Based on the information presently known by us, we do not believe there is a probable and estimable liability beyond that which we have recorded.

Other Liabilities Related to Asbestos Claims — Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. When some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements, some of the settling claimants sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants for some time to resolve these issues. Through December 31, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related claims paid prior to the filing date.

Assumptions — The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we deem to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.

Critical Accounting Estimates

The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 to our consolidated financial statements in Item 8. These estimates are broadly applicable within our operations and can be subject to a range of values because of inherent imprecision that may result from applying judgment to the estimation process. The expenses and accrued liabilities or allowances related to certain of these policies are based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when our actual experience differs from the expected experience underlying the estimates. Adjustments can be material if our experience changes significantly in a short period of time. We make frequent comparisons of actual experience and expected experience in order to mitigate the likelihood of material adjustments.

Long-lived Asset and Goodwill Impairment — We perform periodic impairment analyses on our long-lived assets (such as property, plant and equipment, carrying amount of investments and goodwill) whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets (excluding goodwill) are written down to fair value, as determined based on discounted cash flows or other methods providing best estimates of value. In assessing the recoverability of goodwill recorded by a reporting unit, projections regarding estimated future cash flows and other factors are made to determine the fair value of the reporting unit. By their nature, these assessments require estimates and judgment.

During the third quarter of 2006, as described in Note 4 to our consolidated financial statements in Item 8, lower expected sales resulting from production cutbacks by major customers within certain of our businesses and a weaker near term outlook for sales in these businesses triggered goodwill and long-lived asset impairment assessments. Based on our estimates of expected future cash flows relating to these businesses, we determined that we could not support the carrying value of the goodwill in our Axle segment. Accordingly, we took a $46 charge in the third quarter to writeoff this goodwill. Based on our assessments of other long-lived assets, no impairment charges were determined to be required.

Our Axle and Structures segments within ASG are presently at the greatest risk of incurring future impairment of long-lived assets should they be unable to meet their forecasted cash flow targets. These businesses derive a significant portion of their sales from the domestic light vehicle manufacturers, making them susceptible to future production decreases. These operations are also likely to be impacted by some of the manufacturing footprint actions referred to in the “Business Strategy” section.

Following the write-off in the third quarter of 2006 of the remaining goodwill in the Axle segment, there is no additional goodwill being carried for the Axle and Structures segments. The net book value of property, plant and equipment in the Axle and Structures segments approximated $530 and $333 at December 31, 2006.

Although our assessments at December 31, 2006 support the remaining amount of goodwill carried by our businesses, our Thermal segment presents the greatest risk of incurring future impairment of goodwill given the margin erosion in this business in recent years resulting from the higher costs of commodities, especially aluminum. We evaluated Thermal goodwill of $119 for impairment at December 31, 2006 using its internal plan developed in connection with our reorganization activities. The plan assumes annual sales growth over the next six years of about 8%, some of which is expected to come from non-automotive applications. Margins as a percent of sales are forecast to improve by about 3%, in part, as this business improves its cost competitiveness by repositioning its manufacturing base in lower cost countries. We also considered comparable market transactions, and the appeal of this business to other strategic buyers in assessing the fair value of the business. Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future goodwill impairment in this business.

We evaluated the Axle and Structures segments for long-lived asset impairment at December 31, 2006 by estimating their expected cash flows over the remaining average life of their long-lived assets, which was 7.5 years for Axle and 4.3 years for Structures, assuming that (i) there will be no growth in sales except for new business already awarded that enters production in 2007, (ii) pre-tax profit margins, except for the contributions from product profitability and our manufacturing footprint actions will be comparable to 2007, (iii) these businesses will achieve 50% of the expected annual profit improvements from product profitability and our manufacturing footprint actions which are applicable to them (i.e., a half year of profit improvement in 2007 and the full annual improvement commencing in 2008) and no improvements from the other reorganization initiatives, (iv) future sales levels in these segments will not be negatively impacted by significant reductions in market demand for the vehicles on which they have significant content, and (v) these businesses will retain existing significant customer programs through the normal program lives. We utilized conservative asset salvage values for property, plant and equipment at the end of their average lives. Variations in any of these key assumptions could result in potential future asset impairments.

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

Our DCC business, as described in Note 4 to our consolidated financial statements in Item 8, recognized an asset impairment charge of $176 in 2006 to reduce the carrying values of certain assets to their estimated fair value less cost to sell. These estimates of fair value were based, in part, on expected future cash flows, expected rates of return on comparable investments, current indicative offers for the assets and discussions with potential purchasers of the assets. DCC reviews its investments for impairment on a quarterly basis.

The remaining DCC assets, having a net book value of $200, are primarily equity investments. The underlying assets of these equity investments have not been impaired by the investees, and there is not a readily determinable market value for these investments. However, at current internally estimated fair values, DCC expects that the future sale of these assets could result in a loss on sale in the range of $30 to $40. These impairment charges may be recorded in future periods if DCC enters into agreements for the sale of these investments at the estimated fair value or we obtain other evidence that there has been an other-than-temporary decline in fair value.

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

Warranty — In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based only on the credit issued to the customer, to accounting for the warranty liabilities based on our total costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the three months ended March 31, 2005. In the third quarter of 2005, the previously recorded tax expense of $2 was offset by the valuation allowance established against our U.S. net deferred tax assets.

Estimated costs related to product warranty are accrued at the time of sale and included in cost of sales. These costs are then adjusted, as required, to reflect subsequent experience. Warranty expense totaled $49, $64 and $35 in 2006, 2005 and 2004. No warranty expense was incurred in discontinued operations in 2006. Warranty charges in discontinued operations amounted to $1 in 2004 and $3 in 2003. Accrued liabilities for warranty obligations were $90 and $91 at December 31, 2006 and 2005.

Pension and Postretirement Benefits Other Than Pensions — Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Each year, we compare the actual experience to the more significant assumptions used; if warranted, we make adjustments to the assumptions. The healthcare trend rates are reviewed with our actuaries based upon the results of their review of claims experience. Discount rates are based upon amounts determined by matching expected benefit payments to a yield curve for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and satisfy, at a minimum, the applicable funding regulations. The expected long-term rates of return on fund assets are based upon actual historical returns modified for known changes in the markets and any expected changes in investment policy. Postretirement benefits are funded as they become due.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition in the statement of operations of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted in the balance sheet. As a result of the adoption of SFAS No. 158 at the end of 2006, the unamortized loss is reported in Accumulated other comprehensive loss. We had unamortized losses related to our pension plans of $633 and $746 at the end of 2006 and 2005. The changes in the actuarial loss for the past two years are primarily attributed to changing the discount rate, as discussed below. A portion of the December 31, 2006 actuarial loss will be amortized into earnings in 2007. The effect on years after 2007 will depend in large part on the actual experience of the plans in 2007 and beyond.

Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which provide a proxy for the discount rate, were up slightly in 2006 after declining slightly in 2005. Accordingly, we increased the discount rate used to determine our pension benefit obligation on our U.S. plans 23 basis points in 2006 as compared to a 10 basis point decline in 2005. We utilized a composite discount rate of 5.88% at December 31, 2006 compared to a rate of 5.65% at December 31, 2005 and 5.75% at December 31, 2004. In addition, the weighted average discount rate utilized by our non-U.S. plans was also increased, moving to 5.03% at December 31, 2006 from 4.65% and 5.54% at December 31, 2005 and 2004. A change in the discount rate of 25 basis points would result in a change in our U.S. obligation of approximately $51 and a change in pension expense of approximately $3.

Besides evaluating the discount rate used to determine our pension obligation, we also evaluate our assumption relating to the expected return on U.S. plan assets annually. The rate of return assumption for U.S. plans as of December 31, 2006, 2005 and 2004 was 8.25%, 8.50% and 8.75%. The weighted average expected rate of return assumption used for determining pension expense of our non-U.S. plans at December 31, 2006, 2005 and 2004 was 6.32%, 6.38% and 6.66%. The weighted average expected rate of return assumption as of the end of the year is used to determine pension expense for the subsequent year. A 25 basis point change in the U.S. rate of return would change pension expense by approximately $5.

We expect that the 2007 pension expense of U.S. plans, after considering all relevant assumptions, will increase slightly when compared to the $19 recognized in 2006, excluding $29 of termination and settlement charges.

Assumptions are also a key determinant in the amount of the obligation and expense recorded for postretirement benefits other than pension (OPEB). Nearly 94% of the total obligation for these postretirement benefits relates to U.S. plans. The discount rate used to determine the obligation for these benefits increased to 5.86% at December 31, 2006 from 5.60% at December 31, 2005. If there were a 25 basis point change in the discount rate, our OPEB expense in the U.S. would change by $1 and our obligation would change by $36. The healthcare costs trend rate is an important assumption in determining the amount of the OPEB obligation. We increased the initial weighted healthcare cost trend rate to 10.00% at December 31, 2006 from 9.00% and 10.31% at December 31, 2005 and 2004. Similar to the accounting for pension plans, actuarial gains and unamortized losses related to OPEB liabilities are now reported in Accumulated other comprehensive income. These unamortized OPEB losses totaled $564 and $634 at the end of 2006 and 2005.

The OPEB obligation decreased to $1,609 at December 31, 2006 from $1,669 at December 31, 2005. Plan amendments and actuarial gains combined to reduce the obligation by $40 in 2006. Plan amendments reduced our obligation by $35 in 2005 and final regulations to implement the new prescription drug benefits under Part D of Medicare caused a further reduction of $43.

OPEB expense was $130, $131 and $143 in 2006, 2005 and 2004. If there were a 100 basis point increase in the assumed healthcare trend rates, our OPEB expense would increase by $7 and our obligation would increase by $105. If there were a 100 basis point decrease in the trend rates, our OPEB expense would decrease by $6 and our obligation would decrease by $87.

Our “Business Strategy” section above includes a discussion of initiatives which are intended to address the future obligations under our pension and OPEB plans. We expect these initiatives to reduce our costs and funding requirements of these plans.

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

In 2005, we recorded a non-cash charge of $825 to establish a full valuation allowance against our net deferred tax assets in the U.S. and U.K. This charge included $817 of net deferred tax assets of continuing operations and $8 of deferred tax assets of discontinued operations as of the beginning of the year.

In assessing the need for additional valuation allowances during 2005, we considered the impact of the revised outlook of our profitability in the U.S. on our 2005 operating results. The revised outlook profitability was due in part to the lower than previously anticipated levels of performance resulting from manufacturing inefficiencies and our failure to achieve projected cost reductions, as well as higher-than-expected costs for steel, other raw materials and energy which we did not expect to recover fully. In light of these developments, there was sufficient negative evidence and uncertainty as to our ability to generate the necessary level of U.S. taxable earnings to realize our deferred tax assets in the U.S. for us to conclude, in accordance with the requirements of SFAS No. 109 and our accounting policies, that a full valuation allowance against the net deferred tax asset was required. Additionally, we concluded that an additional valuation allowance was required for deferred tax assets in the U.K. where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2005 and subsequent periods, we have concluded that no further changes were necessary to our previous assessments as to the realization of our other deferred tax assets.

Our deferred tax assets include benefits expected from the utilization of net operating loss, capital loss and credit carryforwards in the future. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future. See additional discussion of our deferred tax assets and liabilities in Note 16 to our consolidated financial statements.

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

Foreign Currency Exchange Rate Risks — Our operating results may be impacted by buying, selling and financing in currencies other than the functional currency of our operating companies. We focus on natural hedging techniques which include the following: (i) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flow subject to conversion risk; (ii) avoidance of risk by denominating contracts in the appropriate functional currency and (iii) managing cash flows on a net basis (both in timing and currency) to minimize the exposure to foreign currency exchange rates.

After considering natural hedging techniques, some portions of remaining exposure, especially for anticipated inter-company and third party commercial transaction exposure in the short term, are hedged using financial derivatives, such as foreign currency exchange rate forwards. Some of our foreign entities were party to foreign currency contracts for anticipated transactions in U.S. dollars, British pounds, Swedish krona, euros, South African rand, Singapore dollars and Australian dollars at the end of 2006.

In addition to the transactional exposure discussed above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (translation exposure). We do not enter into foreign exchange contracts to mitigate translation exposure.

Interest Rate Risk — Our interest rate risk relates primarily to our exposure on borrowing under the DIP Credit Agreement. We believe our exposure is mitigated by the relatively short duration of this credit facility. The remainder of our debt consists of both fixed and variable interest rates.

Risk from Adverse Movements in Commodity Prices — We purchase certain raw materials, including steel and other metals, which are subject to price volatility caused by fluctuations in supply and demand as well as other factors. Higher costs of raw materials and other commodities used in the production process have had a significant adverse impact on our operating results over the last three years. We continue to take actions to mitigate the impact of higher commodity prices, including cost-reduction programs, consolidation of our supply base and negotiation of fixed price supply contracts with our commodity suppliers. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. No assurances can be given that the magnitude and duration of increased commodity costs will not have a material impact on our future operating results. We had no derivatives in place at December 31, 2006 to hedge commodity price movements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dana Corporation

We have completed integrated audits of Dana Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Corporation (Debtor-in-Possession) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on March 3, 2006. This action, which was taken primarily as a result of liquidity issues as discussed in Note 2 to the consolidated financial statements, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to this matter is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method of accounting for warranty liabilities effective January 1, 2005. As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations effective December 31, 2005, its method of accounting for share-based compensation effective January 1, 2006, and its method of accounting for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Dana Corporation (Debtor-in-Possession) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses relating to: (1) the financial and accounting organization not being adequate to support its financial accounting and reporting needs, (2) the lack of effective controls over the completeness and accuracy of certain revenue and expense accruals, (3) the lack of effective controls over reconciliations of certain financial statement accounts, (4) the lack of effective controls over the valuation and accuracy of long-lived assets and goodwill, and (5) the lack of effective segregation of duties over transaction processes, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

(1) The Company’s financial and accounting organization was not adequate to support its financial accounting and reporting needs.  Specifically, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company and training in the application of GAAP commensurate with its financial reporting requirements. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with the Company and training contributed to the control deficiencies noted in items 2 through 5 below.

(2) The Company did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals.  Specifically, the Company failed to identify, analyze, and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities (including restructuring accruals), revenue, and other direct expenses to ensure that they were accurately, completely and properly recorded.

(3) The Company did not maintain effective controls over reconciliations of certain financial statement accounts.  Specifically, the Company’s controls over the preparation, review and monitoring of account reconciliations primarily related to certain inventory, accounts payable, accrued expenses and the related income statement accounts were ineffective to ensure that account balances were accurate and supported with appropriate underlying detail, calculations or other documentation.

(4) The Company did not maintain effective controls over the valuation and accuracy of long-lived assets and goodwill.  Specifically, the Company did not maintain effective controls to ensure certain plants maintained effective controls to identify impairment of idle assets in a timely manner. Further, the Company did not maintain effective controls to ensure goodwill impairment calculations were accurate and supported with appropriate underlying documentation, including the determination of fair value of reporting units.

(5) The Company did not maintain effective segregation of duties over transaction processes.  Specifically, certain personnel with financial transaction initiating and reporting responsibilities had incompatible duties that allowed for the creation, review and processing of certain financial data without adequate independent review and authorization. This control deficiency primarily affected revenue, accounts receivable and accounts payable.

Each of the control deficiencies described in 1 through 3 above resulted in the restatement of the Company’s annual consolidated financial statements for 2004, each of the interim periods in 2004 and the first and second quarters of 2005, as well as certain adjustments, including audit adjustments, to the Company’s third quarter 2005 consolidated financial statements. The control deficiency described in 4 above resulted in audit adjustments to the 2005 and 2006 annual consolidated financial statements. The control deficiency described in 2 above resulted in audit adjustments to the 2006 annual consolidated financial statements. Additionally, each of the control deficiencies described in 1 through 5 above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the Mexican Axle and Driveshaft operations (Dana Mexico Holdings) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Dana Mexico Holdings from our audit of internal control over financial reporting. Dana Mexico Holdings is comprised of wholly-owned subsidiaries whose total assets and total revenues each represent less than 2% of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

In our opinion, management’s assessment that Dana Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Dana Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers

Toledo, Ohio
March 19, 2007

Dana Corporation (Debtor in Possession)
Consolidated Statement of Operations
For the years ended December 31, 2006, 2005 and 2004
(In millions except per share amounts)

	2006	2005	2004

Net sales	$8,504	$8,611	$7,775
Costs and expenses
Cost of sales	8,166	8,205	7,189
Selling, general and administrative expenses	419	500	416
Realignment charges, net	92	58	44
Impairment of goodwill	46	53
Impairment of other assets	234
Other income (expense), net	140	88	(85)

Income (loss) from continuing operations before interest, reorganization items and income taxes	(313)	(117)	41
Interest expense (contractual interest of $204 for the year ended December 31, 2006)	115	168	206
Reorganization items, net	143

Loss from continuing operations before income taxes	(571)	(285)	(165)
Income tax benefit (expense)	(66)	(924)	205
Minority interests	(7)	(6)	(5)
Equity in earnings of affiliates	26	40	37

Income (loss) from continuing operations	(618)	(1,175)	72
Income (loss) from discontinued operations before income taxes	(142)	(441)	17
Income tax benefit (expense)	21	7	(27)

Loss from discontinued operations	(121)	(434)	(10)

Income (loss) before effect of change in accounting	(739)	(1,609)	62
Effect of change in accounting		4

Net income (loss)	$(739)	$(1,605)	$62

Basic earnings (loss) per common share
Earnings (loss) from continuing operations before effect of change in accounting	$(4.11)	$(7.86)	$0.48
Loss from discontinued operations	(0.81)	(2.90)	(0.07)
Effect of change in accounting		0.03

Net income (loss)	$(4.92)	$(10.73)	$0.41

Diluted earnings (loss) per common share
Earnings (loss) from continuing operations before effect of change in accounting	$(4.11)	$(7.86)	$0.48
Loss from discontinued operations	(0.81)	(2.90)	(0.07)
Effect of change in accounting		0.03

Net income (loss)	$(4.92)	$(10.73)	$0.41

Cash dividends declared and paid per common share	$—	$0.37	$0.48
Average shares outstanding — Basic	150	150	149
Average shares outstanding — Diluted	150	151	151

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation (Debtor in Possession)
Consolidated Balance Sheet
December 31, 2006 and 2005
(In millions)

	2006	2005

Assets
Current assets
Cash and cash equivalents	$719	$762
Accounts receivable
Trade, less allowance for doubtful accounts of $23 — 2006 and $22 — 2005	1,131	1,064
Other	235	244
Inventories	725	664
Assets of discontinued operations	392	521
Other current assets	122	142

Total current assets	3,324	3,397
Goodwill	416	439
Investments and other assets	663	1,074
Investments in equity affiliates	555	820
Property, plant and equipment, net	1,776	1,628

Total assets	$6,734	$7,358

Liabilities and shareholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$293	$2,578
Accounts payable	886	948
Accrued payroll and employee benefits	225	378
Liabilities of discontinued operations	195	201
Taxes on income	165	284
Other accrued liabilities	322	475

Total current liabilities	2,086	4,864
Liabilities subject to compromise	4,175
Deferred employee benefits and other noncurrent liabilities	504	1,798
Long-term debt	22	67
Debtor-in-possession financing	700
Commitments and contingencies (Note 17)
Minority interest in consolidated subsidiaries	81	84

Total liabilities	7,568	6,813
Total shareholders’ equity (deficit)	(834)	545

Total liabilities and shareholders’ equity (deficit)	$6,734	$7,358

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation (Debtor in Possession)
Consolidated Statement of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(In millions)

	2006	2005	2004

Net cash flows provided by (used for) operating activities	$52	$(216)	$73

Cash flows — investing activities:
Purchases of property, plant and equipment	(314)	(297)	(329)
Acquisition of business, net of cash received	(17)		(5)
Divestiture proceeds			968
Proceeds from sales of other assets	54	22	61
Proceeds from sales of leasing subsidiary assets	141	161	289
Changes in investments and other assets	17	11	(80)
Payments received on leases and loans	16	68	13
Other	32	(19)	(1)

Net cash flows provided by (used for) investing activities	(71)	(54)	916

Cash flows — financing activities:
Net change in short-term debt	(551)	492	(31)
Payments on and repurchases of long-term debt	(205)	(61)	(1,457)
Proceeds from debtor-in-possession facility	700
Issuance of long-term debt	7	16	455
Dividends paid		(55)	(73)
Other		6	16

Net cash flows provided by (used for) financing activities	(49)	398	(1,090)

Net increase (decrease) in cash and cash equivalents	(68)	128	(101)
Cash and cash equivalents — beginning of year	762	634	731
Effect of exchange rate changes on cash balances held in foreign countries	25
Net change in cash of discontinued operations			4

Cash and cash equivalents — end of year	$719	$762	$634

Reconciliation of net income (loss) to net cash flows — operating activities:
Net income (loss)	$(739)	$(1,605)	$62
Depreciation and amortization	278	310	358
Loss (gain) on note repurchases			96
Asset impairment and other related charges	405	515	55
Reorganization items, net	143
Payments on reorganization items	(91)
Minority interest	7	(16)	13
Deferred income taxes	(41)	751	(125)
Unremitted earnings of affiliates	(26)	(40)	(36)
Change in accounts receivable	(62)	146	(275)
Change in inventories	10	81	(155)
Change in other operating assets	29	(93)	(312)
Change in operating liabilities	222	(304)	448
Effect of change in accounting		(4)
Other	(83)	43	(56)

Net cash flows provided by (used for) operating activities	$52	$(216)	$73

Income taxes paid were $87, $127 and $43 in 2006, 2005 and 2004. Interest paid was $124, $164 and $237 in 2006, 2005 and 2004.

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation (Debtor in Possession)
Consolidated Statement of Shareholders’ Equity (Deficit)
and Comprehensive Income (Loss)
(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
		Additional		Foreign		Shareholders’
	Common	Paid-In	Retained	Currency	Postretirement	Equity
	Stock	Capital	Earnings	Translation	Benefits	(Deficit)

Balance, December 31, 2003	$149	$171	$2,490	$(488)	$(272)	$2,050
Comprehensive income:
Net income for 2004			62			62
Foreign currency translation				223		223
Minimum pension liability					129	129

Other comprehensive income				223	129	352

Total comprehensive income			62	223	129	414
Cash dividends declared			(73)			(73)
Issuance of shares for equity compensation plans, net	1	19				20

Balance, December 31, 2004	150	190	2,479	(265)	(143)	2,411
Comprehensive income:
Net loss for 2005			(1,605)			(1,605)
Foreign currency translation				(125)		(125)
Minimum pension liability					(152)	(152)
Reclassification adjustment				67		67

Other comprehensive loss				(58)	(152)	(210)

Total comprehensive loss			(1,605)	(58)	(152)	(1,815)
Cash dividends declared			(55)			(55)
Issuance of shares for equity compensation plans, net		4				4

Balance, December 31, 2005	150	194	819	(323)	(295)	545
Comprehensive income (loss):
Net loss for 2006			(739)			(739)
Foreign currency translation				135		135
Minimum pension liability					36	36

Other comprehensive income				135	36	171

Total comprehensive loss			(739)	135	36	(568)
Adjustment to initially apply SFAS No. 158 for pension and OPEB					(818)	(818)
Issuance of shares for equity compensation plans, net		7				7

Balance, December 31, 2006	$150	$201	$80	$(188)	$(1,077)	$(834)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation (Debtor in Possession)
Index to Notes to Consolidated
Financial Statements

1. Organization and Summary of Significant Accounting Policies

2. Reorganization Under Chapter 11 of the Bankruptcy Code

3. Acquisition of Spicer S.A. Subsidiaries

4. Impairments, Discontinued Operations, Divestitures and Realignment of Operations

5. Inventories

6. Components of Certain Balance Sheet Amounts

7. Goodwill

8. Investments in Equity Affiliates

9. Cash Deposits

10. Short-Term Debt and Credit Facilities

11. Fair Value of Financial Instruments

12. Preferred Shares

13. Common Shares

14. Equity-Based Compensation

15. Pension and Postretirement Benefit Plans

16. Income Taxes

17. Commitments and Contingencies

18. Warranty Obligations

19. Other Income (Expense), Net

20. Segment, Geographical Area and Major Customer Information

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.	Organization and Summary of Significant Accounting Policies

Organization — Dana serves the majority of the world’s vehicular manufacturers as a leader in the engineering, manufacture and distribution of original equipment systems and components. Although we divested the majority of our automotive aftermarket businesses in 2004, we continue to manufacture and supply a variety of service parts. We have also been a provider of lease financing services in selected markets through our wholly-owned subsidiary, Dana Credit Corporation (DCC). Over the last five years, DCC has sold significant portions of its asset portfolio, and in September 2006 adopted a plan of liquidation of substantially all its remaining assets.

Estimates — The preparation of these consolidated financial statements in accordance with GAAP requires estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability and warranty accruals; valuation of post-employment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of goodwill; residual values of leased assets and allowances for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation — Our consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. Affiliated companies (20% to 50% ownership) are generally recorded in the statements using the equity method of accounting, as are certain investments in partnerships and limited liability companies in which we may have an ownership interest of less than 20%. Certain of the equity affiliates engaged in lease financing activities qualify as Variable Interest Entities (VIEs). In addition certain leveraged leases qualify as VIEs but are not required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN No. 46). Accordingly, these leveraged leases are not consolidated and are included with other investments in equity affiliates. Other investments in leveraged leases that qualify as VIEs are required to be consolidated.

Operations of affiliates accounted for under the equity method of accounting are generally included for periods ended within one month of our year-end. Our less-than 20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

Discontinued Operations — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years to effect their classification as discontinued operations. The amounts presented in the income statement for years prior to 2006 were reclassified to comply with SFAS No. 144.

With respect to the consolidated balance sheet, the assets and liabilities not subject to compromise relating to our discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the components. The balance sheets at December 31, 2005 and 2006 reflect our announced plan to sell our engine hard parts, fluid products and pump products businesses. In the consolidated statement of cash flows, the cash flows of discontinued operations are included in the applicable line items with continued operations. See Note 4 for additional information regarding our discontinued operations.

Foreign Currency Translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in Other income. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of Comprehensive income in Shareholders’ equity. For affiliates operating in highly inflationary economies, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates. Translation adjustments included in net income for these affiliates were $2 in 2006, 2005 and 2004.

Cash and Cash Equivalents — For purposes of reporting cash flows, we consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Our marketable securities satisfy the criteria for cash equivalents and are classified accordingly.

At December 31, 2006, we maintained cash deposits of $93 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial arrangements are typically renewed each year. The deposits can generally be withdrawn if we provide comparable security in the form of letters of credit. Our banking facilities provide for the issuance of letters of credit, and the availability at December 31, 2006 was adequate to cover the amounts on deposit.

Our ability to move cash among operating locations is subject to the operating needs of those locations in addition to locally imposed restrictions on the transfer of funds in the form of dividends or loans. In addition, we must meet distributable reserve requirements. Restricted net assets related to our consolidated subsidiaries totaled $116 as of December 31, 2006. Of this amount, $81 is attributable to our Venezuelan operations and is subject to strict governmental limitations on our subsidiaries’ ability to transfer funds outside the country, and $20 is attributable to cash deposits required by certain of our Canadian subsidiaries in connection with credit enhancements on lease agreements and the support of surety bonds. The remaining $15 is cash held by DCC which is restricted by the Forebearance Agreement discussed in Notes 4 and 10.

“Condensed financial information of registrant (Parent company information)” is required to be included in reports on Form 10-K when a registrant’s proportionate share of restricted net assets (as defined in Rule 4-08(e) of Regulation S-X) exceeds 25% of total consolidated net assets. The purpose of this disclosure is to provide information on restrictions which limit the payment of dividends by the registrant. We have not provided Schedule I for the following reasons. First, as a debtor in possession in a Chapter 11 bankruptcy proceeding, we are precluded from paying dividends to our shareholders and therefore other restrictions are not significant. Second, the amount of our restricted net assets of consolidated subsidiaries in relation to the assets of our consolidated subsidiaries without restrictions is not material. At December 31, 2006, we had a consolidated shareholders’ deficit and, as discussed above, $116 of restricted distributable net assets in consolidated subsidiaries. Third, the debtor company financial information in Note 2 provides information as of and for the year ended December 31, 2006, that is more meaningful than the information that would be contained in Schedule I. While the debtor company financial information includes both the parent company and the subsidiaries included in the bankruptcy filing, there are no restrictions on asset distributions from these subsidiaries to the parent company.

Debtor financial information for 2005 and 2004 is not presented in Note 2 because it is not required. However, for the reasons described above, we do not believe the information from earlier periods is relevant to the users of our financial statements. During 2006, 2005 and 2004, the parent company received dividends from consolidated subsidiaries of $81, $238 and $543. Dividends from unconsolidated subsidiaries and less than 50% owned affiliates in each of the last three years was $1 or less.

Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for non-U.S. inventories.

Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment on an annual basis as of December 31 unless conditions arise that warrant a more frequent valuation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record additional goodwill impairment charges.

Pre-Production Costs Related to Long-Term Supply Arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2006, the machinery and equipment component of property, plant and equipment included $10 of our tooling related to long-term supply arrangements and $2 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $29 of costs related to tooling which we have a contractual right to collect from our customers.

Lease Financing — Lease financing consists of direct financing leases, leveraged leases and operating leases on equipment. Income on direct financing leases is recognized by a method that produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method that produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period. Operating leases for equipment are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases. In 2006, we adopted a plan to accelerate the sale of these leases and recorded an impairment charge of $176 (see Note 4).

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

Properties and Depreciation — Property, plant and equipment is recorded at historical costs unless impaired. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Long-lived assets are reviewed for impairment whenever events and circumstances indicate they may be impaired. When appropriate, carrying amounts are adjusted to fair market value less cost to sell. Useful lives for buildings and building improvements, machinery and equipment, tooling and office equipment, furniture and fixtures principally range from twenty to thirty years, five to ten years, three to five years and three to ten years.

Revenue Recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors, when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. We record taxes collected from customers on a net basis (excluded from revenues).

Supplier agreements with our OEM customers generally provide for fulfillment of the customers’ purchasing requirements over vehicle program lives, which generally range from three to ten years. Prices for product shipped under the programs are established at inception, with subsequent pricing adjustments mutually agreed through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments and either paid or received, as appropriate, in lump sum to effectuate the price settlement. Retroactive price increases are generally deferred upon receipt and amortized over the remaining life of the appropriate program, unless the retroactive price increase was determined to have been received under contract or legal provisions in which case revenue is recognized upon receipt.

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

We provide a valuation allowance against our deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against deferred tax assets serves to reduce income tax expense unless the reduction occurs due to the expiration of the underlying loss or tax credit carryforward period. See Note 16 for an explanation of the valuation allowance adjustments made for our net deferred tax assets.

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

Derivative Financial Instruments — We enter into forward currency contracts to hedge our exposure to the effects of currency fluctuations on a portion of our projected sales and purchase commitments. The changes in the fair value of these contracts are recorded in cost of sales and are generally offset by exchange gains or losses on the underlying exposures. We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.

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

Settlements with Insurers — In certain circumstances we commute policies that provide insurance for asbestos-related bodily injury claims. Proceeds from commutations in excess of our estimated receivable recorded for pending and future claims are generally deferred.

Pension Benefits — Annual net pension benefits/expenses under defined-benefit pension plans are determined on an actuarial basis. Our policy is to fund these costs through deposits with trustees in amounts that, at a minimum, satisfy the applicable funding regulations. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages.

Postretirement Benefits Other than Pensions — Annual net postretirement benefits expense under the defined-benefit plans and the related liabilities are determined on an actuarial basis. Our policy is to fund these benefits as they become due. Benefits are determined primarily based upon employees’ length of service and include applicable employee cost sharing.

Postemployment Benefits — Annual net post-employment benefits expense under our benefit plans and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and can be reasonably estimated. Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated.

Equity-Based Compensation — Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). We measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such costs in income over the period during which the service is provided, usually the vesting period. We adopted SFAS No. 123R using the modified prospective transition method, and recognized compensation expense for all awards granted after December 31, 2005 and for the unvested portion of outstanding awards at the date of adoption. See Note 14 for additional information.

Recent Accounting Pronouncements — In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of evaluating the effect, if any, SFAS No. 159 will have on our consolidated financial statements in 2008.

In September 2006, the FASB Emerging Issues Task Force (EITF) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” This Issue specifies that if a company provides a benefit to an employee under an endorsement split-dollar life insurance arrangement that extends to postretirement periods, it would have to recognize a liability and related compensation costs. We will adopt EITF 06-4 effective in the first quarter of 2008, and are currently in the process of evaluating the effect, if any, this Issue will have on our consolidated financial statements in 2008.

In September 2006, the EITF promulgated Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” Companies can choose to purchase life insurance policies to fund the cost of employee benefits or to protect against the loss of key persons, and receive tax-free death benefits. These policies are commonly referred to as corporate-owned life insurance (COLI). This Issue clarifies whether the policyholder should consider additional amounts from the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract, or whether a policyholder should consider the contractual ability to surrender all individual life policies at the same time in determining the amount that could be realized under the insurance contract. We will adopt EITF 06-5 effective in the first quarter of 2007 and it is not expected to materially impact our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. The method established by SAB No. 108 requires each of a company’s financial statements and the related financial statement disclosures to be considered when quantifying and assessing the materiality of any misstatement. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged. We adopted this guidance effective December 31, 2006. This adoption did not have an effect on our 2006 consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined-Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to (i) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; (ii) recognize in shareholders’ equity as a component of accumulated other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; (iii) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and (iv) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 effective December 31, 2006. The adoption of SFAS No. 158 resulted in a decrease in total shareholders’ equity of $818 as of December 31, 2006. For further information regarding the impact of the adoption of SFAS 158, see Note 15.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently in the process of evaluating the effect, if any, SFAS No. 157 will have on our consolidated financial statements for 2008 and subsequent periods.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating our tax positions and anticipate that the interpretation will not have a significant impact on our results of operations.

In July 2006, the FASB issued FASB Staff Position No. 13-2 (FSP 13-2), “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which requires companies to recalculate the income recognition for a leveraged lease if there is a change or projected change in the timing of income tax cash flows directly related to the leveraged lease. FSP 13-2 is effective for fiscal years beginning after December 15, 2006. We currently comply with FSP 13-2, and there has been no impact on our consolidated financial statements.

Note 2.	Reorganization Under Chapter 11 of the Bankruptcy Code

Bankruptcy Cases

On March 3, 2006 (the Filing Date), Dana and forty of our wholly-owned domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). These Chapter 11 cases are collectively referred to as the “Bankruptcy

Cases.” Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates are Debtors.

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

The Bankruptcy Cases are being jointly administered, with the Debtors managing their business in the ordinary course as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the Bankruptcy Cases while we evaluate our businesses both financially and operationally and implement comprehensive improvements to enhance performance. We are proceeding with previously announced divestiture and reorganization plans, which include the sale of several non-core businesses, the closure of certain facilities and the shift of production to lower-cost locations. In addition, we are taking steps to reduce costs, increase efficiency and enhance productivity so that we emerge from bankruptcy as a stronger, more viable company. We have the exclusive right to file a plan of reorganization in the Bankruptcy Cases until September 3, 2007, by order of the Bankruptcy Court.

It is critical to our successful emergence from bankruptcy that we (i) achieve positive margins for our products by obtaining substantial price increases from our customers; (ii) recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs; (iii) restructure our wage and benefit programs to create an appropriate labor and benefit cost structure; (iv) address the excessive cash requirements of the legacy pension and other postretirement benefit liabilities that we have accumulated over the years; and (v) achieve a permanent reduction and realignment of our overhead costs. We are taking actions to achieve those objectives, but there is no assurance that we will be successful.

Our continuation as a going concern is also contingent upon our ability (i) to comply with the terms and conditions of the DIP Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code (iii) to generate sufficient cash flow from operations; and (iv) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern.

The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, our plan of reorganization could materially change the amounts reported in our consolidated financial statements. Our consolidated financial statements as of December 31, 2006 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11,

2002 and December 10, 2004. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings, and the related obligations have been classified as liabilities subject to compromise in our Consolidated Balance Sheet as of December 31, 2006. In addition, the Chapter 11 filing created an event of default under certain of our lease agreements. The ability of our creditors to seek remedies to enforce their rights under the indentures and lease agreements described above is automatically stayed as a result of our bankruptcy filings, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

As required by SOP 90-7, in the first quarter of 2006 we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7. Accordingly, we accelerated the amortization of the related deferred debt issuance costs, the original issuance discounts and the valuation adjustment related to the termination of interest rate swaps, which resulted in a pre-tax expense of $17 during March 2006 that is included in reorganization items in our Consolidated Statement of Operations. Official committees of (a) the Debtors’ unsecured creditors (Creditors Committee) and (b) retirees not represented by unions (Retiree Committee) have been appointed in the Bankruptcy Cases. Among other things, the Creditors Committee consults with the Debtors regarding the administration of the Bankruptcy Cases, investigates matters relevant to these cases or to the formulation of a plan of reorganization, participates in the formulation of, and advises the unsecured creditors regarding, such plan and generally performs any other services as are in the interest of the Debtors’ unsecured creditors. The Retiree Committee acts as the authorized representative of those persons receiving certain retiree benefits who are not covered by an active or expired collective bargaining agreement in instances where Dana seeks to modify or eliminate certain retiree benefits. The Debtors are required to bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders had been appointed but was disbanded effective February 9, 2007.

Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the contract parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. In this context, “assuming” an executory contract or unexpired lease means that the Debtors will agree to perform their obligations and cure certain existing defaults under the contract or lease and “rejecting” it means that the Debtors will be relieved of their obligations to perform further under the contract or lease, which may give rise to a pre-petition claim for damages for the breach thereof. Since the Filing Date, the Bankruptcy Court has authorized the Debtors to reject certain unexpired leases and executory contracts.

In August 2006, the Bankruptcy Court entered an order establishing procedures for trading in claims and equity securities which is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana stock are subject to certain notice and consent procedures prior to acquiring or disposing of Dana common shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be subject to a requirement to sell down the excess claims if necessary to implement such a plan of reorganization.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, subject to certain restrictions, including employee wages, salaries, certain benefits and other employee obligations; claims of foreign vendors and certain suppliers that are critical to our continued operation; and certain customer program and warranty claims.

Plan of Reorganization

We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan by September 3, 2007, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Additionally, there cannot be any assurance that we will be successful in achieving our reorganization goals, or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until the time that the Debtors emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a reorganization is not completed, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

Pre-petition Claims

On June 30, 2006, the Debtors filed their schedules of the assets and liabilities existing on the Filing Date with the Bankruptcy Court. Since then, the Debtors made certain amendments to these schedules. In July 2006, the Bankruptcy Court set September 21, 2006 as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). Asbestos-related personal injury and wrongful death claimants were not required to file proofs of claim by the bar date, and such claims will be addressed as part of the Chapter 11 proceedings.

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

Approximately 14,800 proofs of claim, totaling approximately $26,100 and alleging a right to payment from the Debtors, were filed with the Bankruptcy Court in connection with the September 21, 2006 bar date. Upon initial review of the filed claims, we have identified approximately 2,200 of these claims, totaling approximately $20,300 which we believe should be disallowed by the Bankruptcy Court, primarily because they appear to be amended, duplicative or solely equity-based. Of those identified for objection, approximately 500, totaling approximately $250, have been expunged by the Bankruptcy Court pursuant to the 1st Omnibus Objection ordered on or about January 10, 2007.

We have also identified approximately 2,000 claims, totaling approximately $700, related to asbestos, environmental and litigation claims. We will address asbestos-related personal injury and wrongful death claims in the future as part of the Chapter 11 cases. We are continuing our evaluation of approximately 10,600 claims, totaling approximately $5,100, alleging rights to payment for financing, trade debt, employee obligations, tax liabilities and other matters. Amounts and payment terms for these claims, if applicable, will be established in connection with the Bankruptcy Cases. The Debtors expect to file additional claim objections with the Bankruptcy Court.

DIP Credit Agreement

In March 2006, the Bankruptcy Court approved our $1,450 Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement), consisting of a $750 revolving credit facility and a $700 term loan facility. This facility provides funding to Dana to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. In January 2007, the Bankruptcy Court approved an amendment to the DIP Credit Agreement to increase the term loan facility by $200, subject to certain terms and conditions discussed in Note 10. Also in January 2007 we permanently reduced the aggregate commitment under the revolving credit facility from $750 to $650. As a result of these actions the DIP Credit facility is now $1,550.

DCC Notes

DCC is a non-Debtor subsidiary of Dana. At the time of our bankruptcy filing, DCC had outstanding notes (the DCC Notes) in the amount of approximately $399. The holders of a majority of the outstanding principal amount of the DCC Notes formed an Ad Hoc Committee which asserted that the DCC Notes had become immediately due and payable. In addition, two DCC noteholders that were not part of the Ad Hoc Committee sued DCC for nonpayment of principal and accrued interest on their DCC Notes. In December 2006, DCC made a payment of $7.7 to these two noteholders in full settlement of their claims. Also in that month, DCC and the holders of most of the DCC Notes executed a Forbearance Agreement and, contemporaneously,

Dana and DCC executed a Settlement Agreement relating to claims between them. Together, these agreements provide, among other things, that (i) the forbearing noteholders will not exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of Dana’s reorganization plan), during which time DCC will endeavor to sell its remaining asset portfolio in an orderly manner and will use the proceeds to pay down the DCC Notes, and (ii) Dana stipulated to a general unsecured pre-petition claim by DCC in the Bankruptcy Cases in the amount of $325 in exchange for DCC’s release of certain claims against the Debtors. Under the Settlement Agreement, Dana and DCC also terminated their intercompany tax sharing agreement under which they had formerly computed tax benefits and liabilities with respect to their U.S. consolidated federal tax returns and consolidated or combined state tax returns. Dana’s stipulation to a DCC claim of $325 was approved by the Bankruptcy Court. Under the Forbearance Agreement, DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash in the U.S. greater than $7.5 on a quarterly basis, and in December 2006, it made a $155 payment to such noteholders, consisting of $125.4 of principal, $28.1 of interest, and a one-time $1.5 prepayment penalty.

Financial Statement Presentation

Our consolidated financial statements have been prepared in accordance with SOP 90-7 and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, all or some of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, our plan of reorganization could materially change the amounts and classification of items reported in our historical consolidated financial statements.

Substantially all of the Debtors’ pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Debtors’ pre-petition debt of $1,585 within Liabilities subject to compromise. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as Liabilities subject to compromise. Contractual interest on all debt, including the portion classified as Liabilities subject to compromise, amounted to $204 for the year ended December 31, 2006.

Liabilities Subject to Compromise

The Liabilities subject to compromise in the Consolidated Balance Sheet include the Liabilities subject to compromise of the discontinued operations and consist of the following at December 31, 2006:

Accounts payable	$290
Pension and postretirement plan obligations	1,687
Debt (including accrued interest of $38)	1,623
Other	575

Consolidated Liabilities subject to compromise	4,175
Payables to non-Debtor subsidiaries	402

Debtor Liabilities subject to compromise	$4,577

Other includes accrued liabilities for environmental, asbestos and other product liability, income tax, deferred compensation, other postemployment benefits and lease rejection claims. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to claims or increases in existing claims. During the fourth quarter of 2006, we determined that customer warranty obligations were not likely to be compromised and we reclassified $38 to liabilities not subject to compromise. Payables to non-Debtor subsidiaries includes $325 relating to DCC.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to SOP 90-7. Professional fees include underwriting fees paid in connection with the DIP Credit Agreement and other financings undertaken as part of the reorganization process. Reorganization items also include provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts. The debt valuation adjustments and the underwriting fees related to the DIP Credit Agreement and other financings generally represent one-time charges. Certain actions within the non-Debtor companies have occurred as a result of the Debtors’ bankruptcy proceedings. The costs associated with these actions are also reported as reorganization items. The non-Debtor loss on settlement of claims was recorded by DCC in connection with settlement of intercompany amounts with Dana (discussed in the preceding “DCC Notes” section). A corresponding gain was recorded by Dana in the Debtor reorganization items. The reorganization items in the Consolidated Statement of Operations for year ended December 31, 2006 consisted of the following items:

Year Ended
December 31,
2006

Debtor reorganization items
Professional fees	$114
Debt valuation adjustments	17
Loss on rejection of leases	12
Investment income	(6)
Gain on settlement of claims	(20)

Debtor reorganization items	117
Non-Debtor reorganization items
Professional fees	10
Loss on settlement of claims	16

Total reorganization items	$143

Debtor in Possession Financial Information

In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of and for the year ended December 31, 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the Debtor In Possession Statement of Operations is equal to the consolidated net loss.

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity earnings)

Year Ended
December 31, 2006

Net sales
Customers	$4,180
Non-debtor subsidiaries	250

Net sales	4,430
Costs and expenses
Cost of sales	4,531
Selling, general and administrative expenses	270
Realignment and impairment	56
Other income (expense), net	174

Loss from operations before interest, reorganization items and income taxes	(253)
Interest expense (contractual interest of $162 for the year ended December 31, 2006)	73
Reorganization items, net	117

Loss before income taxes	(443)
Income tax expense*	56
Equity in earnings of affiliates	5

Loss from continuing operations	(494)
Loss from discontinued operations	(72)
Equity in losses of non-debtor subsidiaries	(173)

Net loss	$(739)

*	Income tax expense is reported in the Debtor-in-Possession Statement of Operations as a result of DCC (a non-Debtor) being reported in this statement on an equity basis. Within DCC’s results, which are included in Equity in losses of non-Debtor subsidiaries in this statement, are net tax benefits of $68 which were recognized in accordance with DCC’s Tax Sharing Agreement (TSA) with Dana. Because DCC is included in Dana’s consolidated U.S. federal tax return and Dana is unable to recognize U.S. tax benefits due to the valuation allowance against its U.S. deferred tax assets, a tax provision is required in the Dana parent company financial statements to offset the tax benefits recorded by DCC. The TSA was cancelled in December 2006 in connection with the Settlement Agreement between DCC and Dana. DCC’s tax liabilities totaling $86 at the time of the TSA cancellation were treated as a capital contribution by Dana.

DANA CORPORATION
DEBTOR-IN-POSSESSION BALANCE SHEET
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

December 31, 2006

Assets
Current assets
Cash and cash equivalents	$216
Accounts receivable
Trade	460
Other	71
Inventories	243
Assets of discontinued operations	237
Other current assets	15

Total current assets	1,242
Investments and other assets	875
Investments in equity affiliates	110
Investments in non-debtor subsidiaries	2,292
Property, plant and equipment, net	689

Total assets	$5,208

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable	$294
Liabilities of discontinued operations	50
Other accrued liabilities	343

Total current liabilities	687
Liabilities subject to compromise	4,577
Deferred employee benefits and other noncurrent liabilities	76
Debtor-in-possession financing	700
Minority interest in consolidated subsidiaries	2
Shareholders’ deficit	(834)

Total liabilities and shareholders’ deficit	$5,208

DANA CORPORATION
DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

Year Ended
December 31,
2006

Operating activities
Net income (loss)	$(739)
Depreciation and amortization	127
Equity in losses of non-Debtor affiliates	173
Deferred income taxes	56
Charges related to divestitures and asset sales	18
Reorganization charges	117
Payment of reorganization charges	(91)
Working capital	46
Other	95

Net cash flows used for operating activities	(198)

Investing activities
Purchases of property, plant and equipment	(150)
Other	(46)

Net cash flows used for investing activities	(196)

Financing activities
Proceeds from debtor-in-possession facility	700
Payments on long-term debt	(21)
Net change in short-term debt	(355)

Net cash flows provided by financing activities	324

Net decrease in cash and cash equivalents	(70)
Cash and cash equivalents — beginning of period	286

Cash and cash equivalents — end of period	$216

Note 3.	Acquisition of Spicer S.A. Subsidiaries

In July 2006, we completed the dissolution of Spicer S.A. de C.V. (Spicer S.A.), our Mexican joint venture with Desc Automotriz, S.A. de C.V. (Desc). The transaction included the sale of our 49% interest in Spicer S.A. to Desc and our acquisition of the Spicer S.A. subsidiaries in Mexico that manufacture and assemble axles, driveshafts, gears, forgings and castings (in which we previously held an indirect 49% interest). Desc, in turn, acquired full ownership of the subsidiaries that hold the transmission and aftermarket gasket operations in which it previously held a 51% interest. Prior to the sale, we loaned $20 to two subsidiaries of Spicer S.A. that we later acquired. For the sale of our 49% interest in Spicer S.A. we received a $166 note receivable and $15 of cash from Desc. The aggregate proceeds of $181 exceeded our investment in Spicer S.A. by $19, including $9 related to the transmission and gasket operations. The $9 was recognized as a gain on sale of assets in our results of operations in the quarter ended September 30, 2006, along with $4 of related tax expense. The remainder of the excess of the proceeds over our investment ($10) relates to the assets we ultimately retained and was recorded as a reduction of the basis of those assets.

The aggregate purchase price for the subsidiaries we acquired was $166, which we satisfied through the return of the $166 note receivable from Desc. The $166 assigned to the net assets acquired has been reduced by the remaining excess of the proceeds over our investment of $10 and by $3 for the cash acquired, resulting in net assets acquired of $153.

In December 2006, we determined that tax benefits of net operating losses for these operations can be utilized before their expiration based on revised projections. We recorded these deferred tax assets of $13 and included them in the assets acquired. Since the acquisition price was less than the fair value of acquired assets, we further reduced Property, plant and equipment net, by this amount.

The following table presents the assets acquired and liabilities assumed at their adjusted fair value, net of $3 of cash acquired and net of the assumption of the intercompany loans noted above.

Final
Purchase Price
Allocation
December 31, 2006

Current assets
Accounts receivable	$73
Inventories	33
Other current assets	3
Other assets	20
Property, plant and equipment, net	118

Total assets acquired	247

Accounts payable	40
Other current liabilities	24
Intercompany payables	20
Pension obligations	10

Total liabilities assumed	94

Net assets acquired	$153

The operating results of the five manufacturing subsidiaries that Dana acquired have been included in our results of operations since July 1, 2006. These units had total 2005 sales of $296, a substantial portion of which was to Dana. The incremental 2006 sales impact of the acquired operations is not significant given that a substantial portion of the acquired Spicer S.A. operations’ revenues were intercompany sales to Dana. In addition, the earnings impact in 2005 and 2006 is not material since Spicer S.A. has operated near break-even in recent years, and 49% of the income (loss) was previously included in our Equity in earnings of affiliates. We expect to benefit from the addition of these technologically advanced operations that support our core axle and driveshaft businesses and from the manufacturing cost efficiencies that will come from expanding our global presence in this key competitive location.

Note 4. Impairments, Discontinued Operations, Divestitures and Realignment of Operations

Impairments

In accordance with SFAS No. 144, “Impairment of Long-lived Assets” (SFAS No. 144), we review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets of the operation (excluding goodwill) are written down to fair value. Fair value is determined based on discounted cash flows, or other methods providing best estimates of value.

As a result of DCC’s adopting a plan to proceed with a more accelerated sale of substantially all of its remaining assets, we also recognized an asset impairment charge of $176 in 2006. DCC’s investments are reviewed for impairment on a quarterly basis and adjusted to current estimated fair value less cost to sell. Based on our assessments of other long-lived assets and goodwill at December 31, 2006, no impairment charges were determined to be required.

Certain remaining DCC assets, having a net book value of $115, are equity investments. The underlying assets of these equity investments have not been impaired by the investees and there is not a readily determinable market value for these investments. Based upon current internally estimated market value, DCC expects that the future sale of these assets could result in a loss on sale in the range of $30 to $40. These impairment charges may be recorded in future periods if DCC enters into agreements for the sale of these investments at the estimated fair value or we obtain other evidence that there has been an other-than-temporary decline in fair value.

Our Axle and Structures segments within the Automotive Systems Group are presently at the greatest risk of incurring future impairment of long-lived assets should they be unable to achieve their forecasted cash flow. These businesses derive a significant portion of their sales from the domestic automotive manufacturers making them susceptible to future production decreases. These operations are also being impacted by some of the manufacturing footprint actions referred to in the “Business Strategy” section of Item 7. The net book value of property, plant and equipment in the Axle and Structures segments approximates $530 and $333 at December 31, 2006.

We evaluated the Axle and Structures segments for long-lived asset impairment at December 31, 2006 by estimating their expected cash flows over the remaining average life of their long-lived assets, which was 7.5 years for Axle and 4.3 years for Structures, assuming that: (i) there will be no growth in sales except for new business already awarded that comes on stream in 2007; (ii) pre-tax profit margins, except for the contributions from product profitability and our manufacturing footprint actions will be comparable to our estimates for 2007; (iii) these businesses will achieve 50% of the expected annual profit improvements from the product profitability and manufacturing footprint actions which are planned (i.e., a half year of profit improvement in 2007 and the full annual improvement commencing in 2008) and no improvements from the other reorganization initiatives; (iv) future sales levels in these segments will not be negatively impacted by significant reductions in market demand for the vehicles on which they have significant content; and (v) these businesses will retain existing significant customer programs through the normal program lives. Variations in any of these key assumptions could result in potential future asset impairments.

Asset impairments often result from significant actions like the discontinuance of customer programs and facility closures. We have a number of reorganization actions that are in process or planned, which include customer program evaluations and manufacturing footprint assessments. While at present no final decisions have been made which require asset impairment recognition, future decisions in connection with the reorganization plan could result in future asset impairment losses.

See Note 7 for information about goodwill impairment assessment.

Divestitures

Since 2001, DCC has sold its assets in individually structured transactions and achieved further reductions through normal portfolio runoff. DCC had reduced its assets to approximately $200 at December 31, 2006 through asset sales, normal portfolio runoff and the impairment discussed in the previous section.

During 2005, we recorded an aggregate after-tax charge of approximately $18 for the following four transactions:

•	We dissolved our joint venture with The Daido Metal Company, which manufactured engine bearings and related materials in Atlantic, Iowa and Bellefontaine, Ohio. We previously had a 70% interest in the joint venture, which was consolidated for financial reporting purposes. During the third quarter, we acquired the remaining minority interests, sold the Bellefontaine operations, and assumed full ownership of the Atlantic facility.

•	We sold our domestic fuel-rail business, consisting of a production facility in Angola, Indiana.

•	We sold our South African electronic engine parts distribution business.

•	We sold our Lipe business, a manufacturer and re-manufacturer of heavy-duty clutches, based in Haslingden, Lancashire, United Kingdom.

In November 2004, we completed the sale of our automotive aftermarket businesses to The Cypress Group for approximately $1,000, including cash of $950 and a note with a face amount of $75. In connection with this transaction, we recorded an after-tax loss of $30 in discontinued operations in the fourth quarter of 2004, with additional related after-tax charges of $13 having been reported in discontinued operations previously in 2004. The note is recorded at a discounted value that represents the amounts receivable under the prepayment provisions of the note. The note matures in 2019 and has a carrying value of $64 at December 31, 2006.

Subsequent Events

During January 2007, we completed the sale of our trailer axle business manufacturing assets to Hendrickson USA L.L.C., a subsidiary of The Boler Company, for $31 in cash. In connection with this sale, we recorded a gain of $13 in 2007.

In March 2007, we closed the sale of our engine hard parts business to MAHLE. Of the $97 of cash proceeds, $5 has been escrowed pending completion of closing conditions in certain countries which are expected to occur in 2007, and $20 was escrowed pending completion of customary purchase price adjustments and indemnification obligations. We expect to record non-cash, pre-tax charges of $30 to $35 upon completion of these transactions. The engine hard parts business is reported in discontinued operations as discussed below.

In March 2007, we sold our 30% equity interest in GETRAG. We received proceeds from the sale of approximately $205. An impairment charge of $58 was recorded in the fourth quarter of 2006 to adjust our equity investment to fair value based on an other-than-temporary decline in value.

Discontinued Operations

On October 17, 2005, as previously noted, our Board approved the plan to sell the engine hard parts, fluid products and pump products businesses. Since that date, these businesses have been treated as “held for sale” and were classified as discontinued operations.

Although not held for sale at September 30, 2005, we determined that the sale of these businesses were likely at that time. Accordingly, we assessed the long-lived assets of the businesses for potential impairment and recorded a non-cash charge of $207 in the third quarter of 2005 to reduce property, plant and equipment of these businesses to their estimated fair value. The $207 was comprised of $165 related to our engine hard parts business and $42 related to the fluid routing business. Additionally, we recorded a charge of $83 to reduce goodwill related to the fluid routing business to its estimated fair value. There is no goodwill associated with the engine hard parts and pump products businesses. A tax benefit of $15, related to the charges associated with certain non-U.S. operations, was recorded resulting in an after-tax charge of $275 being incurred in the third quarter of 2005.

Additional charges of $121, to reduce the businesses to fair value less cost to sell on a held for sale basis, were recognized in the fourth quarter of 2005, including cumulative translation adjustment write-offs of $67. The $121 was comprised of $67 related to our engine hard parts business, $53 to the pump business and $1 to our fluid routing business. A tax expense of $2 was recognized, resulting in a fourth quarter 2005 after-tax impairment of $123.

The $411 combined before-tax charge was comprised of $232 for the engine hard parts business, $126 for the fluid products business and $53 for the pump business. The $411 pre-tax and $398 after-tax charge are included in income (loss) from discontinued operations before income taxes and income (loss) from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2005.

During 2006, we monitored changes in both the expected proceeds and the value of the underlying net assets of these discontinued operations to determine whether additional adjustments were appropriate. Due to softening demand in the North American light vehicle market and to higher raw material prices, the near term profit outlook for our discontinued businesses continued to be challenged. Based on our discussions with potential buyers, our updated profit outlook, and the expected sale proceeds, we recorded additional provisions of $137 in 2006 to adjust the net assets of the discontinued operations to their fair value less cost to sell. These valuation adjustments were recorded as an impairment of assets in the results of discontinued operations with $75 relating to engine hard parts, $44 to fluid routing and $18 to pump products. Tax benefits of these adjustments related primarily to the non-U.S. entities and were $21 in the year ended December 31, 2006.

The following table summarizes the results of our discontinued operations for 2006, 2005 and 2004. 2004 includes the automotive aftermarket business and 2006, 2005 and 2004 include the ASG engine, fluid and pump operations:

	2006	2005	2004

Sales	$1,220	$1,221	$3,216
Cost of sales	1,172	1,173	2,843
Selling, general and administrative expenses	68	78	293
Realignment and impairment charges	137	411	39
Other income (expense)	15		(24)

Income (loss) before income taxes	(142)	(441)	17
Income tax benefit (expense)	21	7	(27)

Loss from discontinued operations	$(121)	$(434)	$(10)

The effective income tax rate differs from the U.S. federal income tax rate primarily due to the valuation allowance established against U.S. deferred tax assets in 2005 and the mix of taxable income in non-U.S. locations versus the mix of U.S. losses on which no tax benefit is recorded in 2006, 2005 and 2004.

At December 31, 2006, we had reduced the net assets of the engine hard parts and pump products businesses to the extent permitted by GAAP. At the sale price for engine hard parts and the expected selling price for pump products, we expect to record additional pre-tax charges of $30 to $35, in 2007.

The sales and net income of our discontinued operations consisted of the following:

Sales	2006	2005	2004

AAG	$—	$—	$1,943

ASG
Engine	657	671	723
Fluid	463	454	468
Pump	100	96	82

Total ASG	1,220	1,221	1,273

Total discontinued operations	$1,220	$1,221	$3,216

Net Income (Loss)	2006	2005	2004

AAG	$—	$—	$(5)

ASG
Engine	(63)	(234)	(14)
Fluid	(57)	(150)	4
Pump	2	(50)	5

Total ASG	(118)	(434)	(5)

Other	(3)

Total discontinued operations	$(121)	$(434)	$(10)

The assets and liabilities of the businesses currently held for sale are aggregated and presented as assets and liabilities of discontinued operations at December 31, 2006 and 2005.

The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of December 31, 2006 and 2005 included the following:

	2006	2005

Assets of discontinued operations:
Accounts receivable	$223	$212
Inventories	123	142
Cash and other current assets	11	7
Investments and other assets	29	104
Investments in leases	6	8
Property, plant and equipment		48

Total assets of discontinued operations	$392	$521

Liabilities of discontinued operations*
Accounts payable	$95	$123
Accrued payroll and employee benefits	41	40
Other current liabilities	51	30
Other noncurrent liabilities	8	8

Total liabilities of discontinued operations	$195	$201

*	Liabilities subject to compromise of discontinued operations are included in the consolidated Liabilities subject to compromise.

In the consolidated statement of cash flows, the cash flows of discontinued operations are not separately classified or aggregated. They are reported in the respective categories of the consolidated statement of cash flows as if they were continuing operations.

Realignment of Operations

Additional realignment of our manufacturing operations is an essential component of our bankruptcy reorganization plans. In December 2006, we announced the closure of four North American production facilities. Two Axle facilities in Syracuse, Indiana and Cape Girardeau, Missouri employing 245 people will be closed. The Syracuse facility is expected to be closed by the end of 2007 and the Cape Girardeau facility by mid-2008. Two Structures facilities in Guelph, Ontario and Thorold, Ontario employing 251 people are scheduled for closure — the Guelph facility in early 2007 and the Thorold facility by the end of 2007. Realignment charges of $27 related to severance costs were recorded in 2006 for these closures.

At December 31, 2006, we had committed to additional facility closure and work force reduction actions, most of which have not been announced as of the current date. Since most of these actions involve people with existing contractual severance arrangements, we have recorded a realignment charge for the probable separation cost that will result upon closure. Announcements of these actions are expected in 2007, with closures to occur in late 2007 or 2008. The realignment charge recorded in 2006 for these actions was $54.

During 2005, our Board approved a number of operational initiatives to enhance our financial performance. The actions described below, along with other items, resulted in total realignment charges of $64 in 2005.

In December 2005, we announced plans to consolidate our North American Thermal operations to reduce operating and overhead costs and strengthen our competitiveness. Three facilities, located in Danville, Indiana; Sheffield, Pennsylvania; and Burlington, Ontario, employing 200 people, were closed. We also announced workforce reductions of approximately 500 people at our Structures plant in Thorold, Ontario and approximately 300 people at three Axle facilities in Australia, resulting from the expiration of supply agreements for truck frames and rear axle modules. We recorded expenses of $31 related to these actions.

During the second quarter of 2005, we reviewed the status of our plan to reduce the workforce within our Off-Highway segment, which was announced in the fourth quarter of 2004 and resulted in charges of $34 in connection with the closure of the Statesville, North Carolina facility and workforce reductions in Brugge, Belgium. These actions were to eliminate approximately 300 jobs. We concluded that completion of the plan was no longer probable within the required timeframe due to subsequent changes in the related markets; accordingly, we reversed the accrual for employee termination benefits.

During the fourth quarter of 2004, the engine hard parts business recorded realignment charges of $18 in connection with signing a long-term supply agreement with Federal-Mogul Corporation to supply us with gray iron castings. The foundry operation in Muskegon, Michigan that previously supplied these materials was closed in the third quarter of 2005, eliminating 240 jobs.

The following table summarizes the charges for the restructuring activity recorded in our continuing operations in the last three years:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2003	$29	$—	$12	$41
Activity during the year
Charges to expense	37	14	11	62
Adjustments of accruals	(14)		(4)	(18)
Cash payments	(22)		(5)	(27)
Write-off of assets		(14)		(14)

Balance at December 31, 2004	30		14	44
Activity during the year
Charges to expense	30	23	11	64
Adjustments of accruals	(6)			(6)
Cash payments	(13)		(10)	(23)
Write-off of assets		(23)		(23)

Balance at December 31, 2005	41		15	56
Activity during the year
Charges to expense	78	4	15	97
Adjustments of accruals	(4)		(1)	(5)
Cash payments	(31)		(13)	(44)
Transfer of balances	(20)		(6)	(26)
Write-off of assets		(4)		(4)

Balance at December 31, 2006	$64	$—	$10	$74

The transfer of balances involves liabilities subject to compromise that will be settled in bankruptcy and pension obligations resulting from curtailments. Because it is not practicable to isolate the related pension payments, which occur over an extended period or time, we have transferred the accrual from our restructuring accruals to the related liability accounts.

Employee terminations relating to the plans within our continuing operations were as follows:

	2006	2005	2004

Total estimated	2,630	1,276	563
Less terminated:
2004			(76)
2005		(25)	(411)
2006	(460)	(382)	(12)

Balance at December 31,	2,170	869	64

At December 31, 2006, $74 of restructuring charges remained in accrued liabilities. This balance was comprised of $64 for the reduction of approximately 3,100 employees to be completed over the next two years and $10 for lease terminations and other exit costs. The estimated annual cash expenditures will be approximately $35 in 2007 and $39 thereafter. Our liquidity and cash flows will be materially impacted by these actions. It is anticipated that our operations over the long term will further benefit from these realignment strategies through reduction of overhead and certain material costs.

Completion of realignment initiatives generally occurs over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of our realignment initiatives by business segment.

	Expense Recognized			Future
	Prior to			Cost to
	2006	2006	Total	Complete

ASG
Axle	$19	$23	$42	$(4)
Driveshaft	(2)	33	31	57
Sealing		3	3	1
Thermal	2	2	4
Structures	16	29	45	74

Total ASG	35	90	125	128
HVTSG
Commercial Vehicles		5	5	4
Off-Highway	34	(3)	31

Total HVTSG	34	2	36	4
Other	17		17

Total continuing operations	$86	$92	$178	$132

The remaining costs to complete includes estimated non-contractual separation payments, lease cancellations, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Inventories

The components of inventory are as follows:

	December 31,
	2006	2005

Raw materials	$274	$250
Work in process and finished goods	451	414

Total	$725	$664

Inventories of $36 are included in 2006 as a result of the acquisition of the Spicer S.A. plants in the third quarter of 2006. Inventories amounting to $240 and $252 at December 31, 2006 and 2005 were valued using the LIFO method. If all inventories were valued at replacement cost, reported values would be increased by $115 and $109 at December 31, 2006 and 2005. During 2006, we experienced reductions in certain inventory quantities which caused a liquidation of LIFO inventory values and reduced our net loss by $9. See Note 4 for inventories reclassified to discontinued operations.

Note 6. Components of Certain Balance Sheet Amounts

The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31,
	2006	2005

Other current assets
Prepaid expense	$121	$140
Other	1	2

Total	$122	$142

	December 31,
	2006	2005

Investments and other assets
Prepaid pension expense	$106	$364
Deferred tax benefits	293	189
Investment in leveraged leases	63	208
Notes receivable	81	96
Amounts recoverable from insurers	70	67
Other	50	150

Total	$663	$1,074

Property, plant and equipment, net
Land and improvements to land	$117	$81
Buildings and building fixtures	619	629
Machinery and equipment	3,537	2,950

Total	4,273	3,660
Less: Accumulated depreciation	2,497	2,032

Total	$1,776	$1,628

Deferred employee benefits and other noncurrent liabilities*
Postretirement other than pension	$108	$906
Pension	297	407
Product liabilities		182
Postemployment	2	115
Environmental	12	49
Compensation		16
Other noncurrent liabilities	85	123

Total	$504	$1,798

*	Significant changes are attributable to reclassification of balances to Liabilities subject to compromise.

The components of the net investment in leveraged leases are as follows:

	December 31,
	2006	2005

Rental receivables	$739	$1,516
Residual values	80	135
Nonrecourse debt service	(535)	(1,244)
Unearned income	(145)	(199)
Lease impairment reserve	(76)

Total investments	63	208
Less: deferred taxes arising from leverage leases	54	170

Net investments	$9	$38

Note 7.	Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment annually as of December 31 at the reporting unit level. In addition, goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. Fair value is approximated using a combination of discounted future cash flow and market multiples.

During the third quarter of 2005, management determined that we were likely to divest our engine hard parts, fluid products and pump products businesses within ASG. Although these operations were considered “held for use” at September 30, 2005, the likelihood of divesting these businesses triggered a review of goodwill and other long-lived assets relating to these operations. Goodwill of $86 related to these businesses was written off as impaired.

In connection with the 2005 annual assessment completed as of December 31, management determined that $53 of goodwill was impaired, including $28 related to Structures, $8 related to Commercial Vehicle, $7 related to a DCC investment and $10 related to a joint venture based in the U.K. These amounts are reported as impairment of goodwill in continuing operations in the Consolidated Statement of Operations.

During the third quarter of 2006, lower expected sales resulting from production cutbacks by major customers within certain of our businesses and a weaker near term outlook for sales in these businesses triggered goodwill and long-lived asset impairment assessments. Based on our estimates of expected future cash flows relating to these businesses, we determined that we could not support the carrying value of the goodwill in our Axle segment. Accordingly, we recorded a $46 charge in the third quarter to write-off this goodwill.

Our assessments at December 31, 2006 support the remaining amount of goodwill carried by our businesses.

Our Thermal business currently presents the greatest risk of incurring future impairment of goodwill given the margin erosion in this business in recent years resulting from the higher costs of commodities, especially aluminum. We evaluated Thermal goodwill of $119 for impairment at December 31, 2006 using its internal plan developed in connection with our reorganization activities. The plan assumes annual sales growth over the next six years of about 8%, some of which is expected to come from non-automotive applications. Margins as a percent of sales are forecast to improve by about 3%, in part, as this business improves its cost competitiveness by repositioning its manufacturing base in lower cost countries. We also considered comparable market transactions and the appeal of this business to other strategic buyers in assessing the fair value of the business. Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future goodwill impairment in this business.

Changes in goodwill during the years ended December 31, 2006 and 2005, by segment, were as follows:

				Effect of
	Beginning	Discontinued		Currency	Ending
	Balance	Operations	Impairments	and Other	Balance

2006
ASG:
Axle	$43	$—	$(46)	$3	$—
Driveshaft	143			15	158
Sealing	22			2	24
Thermal	120			(1)	119

Total	328		(46)	19	301
HVTSG:
Off-Highway	111			4	115

Total	$439	$—	$(46)	$23	$416

2005
ASG:
Axle	$44	$—	$—	$(1)	$43
Driveshaft	158			(15)	143
Sealing	18			4	22
Thermal	119			1	120
Structures	27		(28)	1
Other	97	(86)	(10)	(1)

Total	463	(86)	(38)	(11)	328

HVTSG:
Commercial Vehicle	7		(8)	1
Off-Highway	116			(5)	111

Total	123		(8)	(4)	111

DCC	7		(7)

Total	$593	$(86)	$(53)	$(15)	$439

Note 8.	Investments in Equity Affiliates

Equity Affiliates

At December 31, 2006, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, wheel-end braking systems, all wheel drive systems and transmissions, supplied to OEMs. In addition, DCC had a number of investments in entities, primarily general and limited partnerships and limited liability companies that are special purpose entities engaged in financing transactions for the benefit of third parties.

Our retained earnings includes undistributed income of our non-consolidated manufacturing and leasing affiliates accounted for under the equity method of $209 and $315 at December 31, 2006 and 2005.

Dividends received from equity affiliates were $1 or less in each of the last three years.

Manufacturing Affiliates

The principal components of our investments in equity affiliates engaged in manufacturing activities at December 31, 2006 (those with an investment balance exceeding $5) were as follows:

Investment	Ownership

Bendix Spicer Foundation Brake LLC	19.8%
GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie	30.0
GETRAG Corporation of North America	49.0
GETRAG Dana Holding GmbH	42.0

As discussed in Note 4, in March 2007, we sold our 30% interest above in GETRAG. At December 31, 2006, the investment in the affiliates presented above was $422, out of an aggregate investment of $440 in all affiliates that engage in manufacturing activities. Summarized combined financial information for all of our equity affiliates engaged in manufacturing activities follows:

	2006	2005	2004

Statement of Operations Information:
Net sales	$1,752	$2,205	$2,198
Gross profit	206	259	256
Net income	29	56	57
Dana’s share of net income	17	30	29
Financial Position Information:
Current assets	$694	$717
Noncurrent assets	1,060	1,181

Current liabilities	510	520
Noncurrent liabilities	606	500
Net worth	638	878
Dana’s share of net worth	$438	$611

The principal components of DCC’s investments in equity affiliates engaged in leasing and financing activities (those with an investment balance exceeding $20) at December 31, 2006 follow:

Investment	Ownership

Indiantown Cogeneration LP	75.2%
Terabac Investors LP	79.0
Pasco Cogen Ltd.	50.1

At December 31, 2006, DCC’s investment in the affiliated entities presented above was $75 of an aggregate investment of $115 in DCC affiliates that engage in financing activities. Summarized combined financial information of all of DCC’s equity affiliates engaged in lease financing activities follows:

	2006	2005	2004

Statement of Operations Information:
Lease finance and other revenue	$64	$73	$97
Net income	27	25	25
DCC’s share of net income	14	16	12
Financial Position Information:
Lease financing and other assets	$182	$383
Total liabilities	38	114

Net worth	$144	$269

DCC’s share of net worth	$115	$207

Variable Interest Entities (VIEs)

Included in the equity affiliates engaged in lease financing activities in the table above are certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. DCC also has an investment in a leveraged lease that qualifies as a VIE but is not required to be consolidated; this leveraged lease has been included with other investments in equity affiliates. The following summarizes information relating to this investment:

	December 31
	2006	2005

Investment in leveraged lease
Total minimum lease payments	$472	$499
Residual values	63	63
Nonrecourse debt service	(265)	(292)
Unearned income	(133)	(141)

	137	129
Less — Deferred income taxes	(73)	(68)

Net investment in leveraged lease	$64	$61

DCC’s ownership interest in lease	$25	$31

The net investment in this leveraged lease at December 31, 2006 relates to an entity that has a leveraged lease in a power generation facility. DCC’s maximum exposure to loss from its investments in VIEs is limited to its share of the net worth of the VIEs, net investment in leveraged leases and outstanding balance of loans to the VIEs, less any established reserves.

Dana has equity investments in three entities engaged in manufacturing activities that qualify as VIEs. These entities’ assets, liabilities, revenue and net income as of December 31, 2006 and for the year then ended were not material. Our total investment at risk in these VIEs at December 31, 2006, including loans, was $22. We also have a business relationship with a supplier of manufactured components that qualifies as a VIE and for which we are the primary beneficiary. We did not include this entity in our consolidated financial statements as the impact is immaterial. Our total loss exposure for this VIE is $20 at December 31, 2006.

Dongfeng Joint Venture

In March 2005, Dana Mauritius Limited (Dana Mauritius), a wholly owned non-Debtor subsidiary of Dana, entered into a Sale and Purchase Agreement with Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates. This agreement provided for Dana Mauritius to purchase 50% of the registered capital of Dongfeng Axle Co., Ltd. (Dongfeng Axle) for approximately $60, with the remaining 50% of the Dongfeng Axle stock continuing to be held by Dongfeng Motor. In addition, the parties entered certain ancillary agreements, including a contract between Dana Mauritius and Dongfeng Motor regulating the operation of the joint venture. Certain terms of the transaction have been renegotiated since our bankruptcy filing. On March 14, 2007, the Sale and Purchase Agreement was amended to provide for Dana Mauritius to purchase the 50% equity interest in Dongfeng Axle in two stages. Pursuant to the amendment, Dana Mauritius will purchase a 4% equity interest in Dongfeng Axle for approximately $5 following certain Chinese government approvals (which are expected by the end of the first quarter of 2007) and the remaining 46% equity interest for approximately $55 (subject to certain adjustments) after April 1, 2008 and within three years following those government approvals. The ancillary agreements were also amended to reflect the revised share purchase arrangement.

Note 9.	Cash Deposits

At December 31, 2006, we maintained cash deposits of $93 to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most jurisdictions, these cash deposits can be withdrawn if we provide comparable security in the form of letters of credit. Our banking facilities provide for the issuance of letters of credit, and the availability at December 31, 2006 was adequate to cover the amounts on deposit.

At December 31, 2006, cash and cash equivalents held outside the U.S. amounted to $487 including $20 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access the cash. In addition, $74 was held by operations that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.

At December 31, 2006 cash and cash equivalents held in the U.S. amounted to $232 including $73 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations and $15 held by DCC, a non-Debtor subsidiary, whose cash is restricted by the Forbearance Agreement discussed in Notes 4 and 10.

Note 10.	Short-Term Debt and Credit Facilities

DIP Credit Agreement — Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties to a Senior Secured Superpriority Debtor-in-Possession Credit Agreement (the DIP Credit Agreement) with Citicorp North America, Inc., as agent, initial lender and an issuing bank, and with Bank of America, N.A. and JPMorgan Chase Bank, N.A., as initial lenders and issuing banks. The DIP Credit Agreement, as amended, was approved by the Bankruptcy Court in March 2006. The aggregate amount of the facility at December 31, 2006 was $1,450, and included a $750 revolving credit facility (of which $400 was available for the issuance of letters of credit) and a $700 term loan facility.

All of the loans and other obligations under the DIP Credit Agreement are due and payable on the earlier of 24 months after the effective date of the DIP Credit Agreement or the consummation of a plan of reorganization under the Bankruptcy Code. Prior to maturity, Dana is required to make mandatory prepayments under the DIP Credit Agreement in the event that loans and letters of credit exceed the available commitments, and from the proceeds of certain asset sales, unless reinvested. Such prepayments, if required, are to be applied first to the term loan facility and second to the revolving credit facility with a permanent reduction in the amount of the commitments thereunder. Interest for both the term loan facility and the revolving credit facility under the DIP Credit Agreement accrues, at our option, at either the London interbank offered rate (LIBOR) plus a per annum margin of 2.25% or the prime rate plus a per annum margin of 1.25%. Amounts borrowed at December 31, 2006 were at a rate of 7.55% (LIBOR plus 2.25%). We are paying a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility, a per annum fronting fee of 25 basis points and a commitment fee of 0.375% per annum for unused committed amounts under the revolving credit facility.

The DIP Credit Agreement is guaranteed by substantially all of our domestic subsidiaries, excluding DCC. As collateral, we and each of our guarantor subsidiaries have granted a security interest in, and lien on, effectively all of our assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by us.

Under the DIP Credit Agreement, Dana and each of our subsidiaries (other than certain excluded subsidiaries) are required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds, retention of a restructuring advisor and financial advisor, maintenance of cash management systems, use of proceeds, priority of liens in favor of the lenders, maintenance of properties and monthly, quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness (beyond that permitted by the DIP Credit Agreement), guarantees, dividends, transactions with affiliates, claims in the bankruptcy proceedings, investments, asset dispositions, nature of business, payment of pre-petition obligations, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale-leasebacks.

Additionally, the DIP Credit Agreement requires us to maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), based on rolling 12-month cumulative EBITDAR requirements for Dana and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement. We must also maintain minimum availability of $100 at all times. The DIP Credit Agreement provides for certain events of default customary for debtor-in-possession financings of this type, including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the DIP Credit Agreement at December 31, 2006.

As of March 2006, we had borrowed $700 under the $1,450 DIP Credit Agreement. We used a portion of these proceeds to pay off debt obligations outstanding under our prior five-year bank facility and certain other pre-petition obligations, as well as to provide for working capital and general corporate expenses. We also used the proceeds to pay off the interim DIP revolving credit facility which had been used to pay off our accounts receivable securitization program. Based on our borrowing base collateral, we had availability under the DIP Credit Agreement at December 31, 2006 of $521 after deducting the $100 minimum availability requirement. We had utilized $242 of this for letters of credit, leaving unused availability of $279.

In January 2007, the Bankruptcy Court authorized us to amend the DIP Credit Agreement to:

•	increase the term loan commitment by $200 to enhance our near-term liquidity and to mitigate timing and execution risks associated with asset sales and other financing activities in process;

•	increase the annual rate at which interest accrues on amounts borrowed under the term facility by 0.25%;

•	reduce the minimum global EBITDAR covenant levels and increase the annual amount of cash restructuring charges excluded in the calculation of EBITDAR;

•	implement a corporate reorganization of our European subsidiaries to facilitate the establishment of a European credit facility and improve treasury and cash management operations; and

•	receive and retain proceeds from the trailer axle asset sales that closed in January 2007, without potentially triggering a mandatory repayment to the lenders of the amount of proceeds received.

In January 2007, we reduced the aggregate commitment under the revolving credit facility of the amended DIP Credit Agreement from $750 to $650 to correspond with the lower availability in our collateral base. We expect to reduce the revolving credit facility by up to an additional $50 as we continue to divest our non-core businesses.

European Receivables Loan Facility — In March 2007, certain of our European subsidiaries received a commitment from GE Leveraged Loans Limited for the establishment of a five-year accounts receivable securitization program, providing up to the euro equivalent of $225 in available financing. Under the financing program, certain of our European subsidiaries (the Selling Entities) will sell accounts receivable to Dana Europe Financing (Ireland) Limited, a limited liability company incorporated under the laws of Ireland (an Irish special purpose entity). The Irish special purpose entity, as Borrower, will pledge those receivables as collateral for short-term loans from GE Leveraged Loans Limited, as Administrative Agent, and other participating lenders. The receivables will be purchased by the Irish special purpose entity in part from funds provided through subordinated loans from Dana Europe S.A. Dana International Luxembourg SARL (one of our wholly-owned subsidiaries) will act as Performance Undertaking Provider and as the master servicer of the receivables owned by the Irish special purpose entity. The Selling Entities will act as sub-servicers for the accounts receivable sold by them. The accounts receivable purchased by the Irish special purpose entity will be included in our consolidated financial statements because the Irish special purpose entity does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Accordingly, the sale of the accounts receivable and subordinated loans from Dana Europe S.A. will be eliminated in consolidation and any loans to the Irish special purpose entity from participating lenders will be reflected as short-term borrowing in our consolidated financial statements. The amounts available under the program are subject to reduction for various reserves and eligibility requirements related to the accounts receivable being sold, including adverse characteristics of the underlying accounts receivable and customer concentration levels. The amounts available under the program are also subject to reduction for failure to meet certain levels of a fixed charge financial covenant calculation.

Under the program, the Selling Entities will individually be required to comply with customary affirmative covenants for facilities of this type, including covenants as to corporate existence, compliance with laws, insurance, payment of taxes, access to books and records, use of proceeds and priority of liens in favor of the lenders, and on an aggregated basis, will also be required to comply with daily, monthly, annual and other reporting obligations. These Selling Entities will also be required to comply individually with customary negative covenants for facilities of this type, including limitations on liens, and on an aggregated basis, will also be required to comply with customary negative covenants for facilities of this type, including limitations on additional indebtedness, dividends, transactions with affiliates outside of the Selling Entity group, investments, asset dispositions, mergers and consolidations and amendments to constituent documents.

Canadian Credit Agreement — In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch and Bank of America, N.A., Canada Branch, as initial lenders and issuing banks. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At December 31, 2006, there were no borrowings and no utilization of the net availability under the facility for the issuance of letters of credit.

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

The Canadian Credit Agreement is guaranteed by substantially all of the Canadian affiliates of Dana Canada. Dana Canada and each of its guarantor affiliates has granted a security interest in, and lien on, effectively all of their assets, including a pledge of 100% of the equity interests of each direct foreign subsidiary owned by Dana Canada and each of its Canadian affiliates.

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

Debt Reclassification — Our bankruptcy filing triggered the immediate acceleration of our direct financial obligations (including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004) and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. Obligations of $1,585 under our Indentures have been classified as Liabilities subject to compromise, and the unsecured DCC notes have been classified as part of the current portion of long-term debt in our Consolidated Balance Sheet. In connection with the December 2006 sale of DCC’s interest in a limited partnership, $55 of DCC non-recourse debt was assumed by the buyer.

DCC Notes — DCC is a non-Debtor subsidiary of Dana. At the time of our bankruptcy filing, DCC had outstanding notes (the DCC Notes) in the amount of approximately $399. The holders of a majority of the outstanding principal amount of the DCC Notes formed an Ad Hoc Committee which asserted that the DCC Notes had become immediately due and payable. In addition, two DCC noteholders that were not part of the Ad Hoc Committee sued DCC for nonpayment of principal and accrued interest on their DCC Notes. In December 2006, DCC made a payment of $7.7 to these two noteholders in full settlement of their claims. Also in that month, DCC and the holders of most of the DCC Notes executed a Forbearance Agreement and, contemporaneously, Dana and DCC executed a Settlement Agreement relating to claims between them. Together, these agreements provide, among other things, that (i) the forbearing noteholders will not exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of Dana’s reorganization plan), during which time DCC will endeavor to sell its remaining asset portfolio in an orderly manner and will use the proceeds to pay down the DCC Notes, and (ii) Dana stipulated to a general unsecured pre-petition claim by DCC in the Bankruptcy Cases in the amount of $325 in exchange for DCC’s release of certain claims against the Debtors. Under the Settlement Agreement, Dana and DCC also terminated their intercompany tax sharing agreement under which they had formerly computed tax benefits and liabilities with respect to their U.S. consolidated federal tax returns and consolidated or combined state tax returns. Dana’s stipulation to a DCC claim of $325 was approved by the Bankruptcy Court. Under the Forbearance Agreement, DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash in the U.S. greater than $7.5 on a quarterly basis, and in December 2006, it made a $155 payment to such noteholders, consisting of $125.4 of principal, $28.1 of interest, and a one-time $1.5 prepayment penalty.

Pre-petition Short-term Debt — Our accounts receivable securitization program provided up to a maximum of $275 at December 31, 2005 to meet periodic demand for short-term financing. Under the program, certain of our divisions and subsidiaries either sold or contributed accounts receivable to Dana Asset Funding LLC (DAF), a special purpose entity. DAF funded its accounts receivable purchases by pledging the receivables as collateral for short-term loans from participating banks.

The securitized account receivables were owned in their entirety by DAF. DAF’s receivables were included in our consolidated financial statements solely because DAF did not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Accordingly, the sales and contributions of the account receivables were eliminated in consolidation and any loans to DAF were reflected as short-term borrowings in our consolidated financial statements. The amounts available under the program were subject to reduction based on adverse changes in our credit ratings or those of our customers, customer concentration levels or certain characteristics of the underlying accounts receivable.

Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $30, $10 and $6 in 2006, 2005 and 2004 in connection with our committed facilities. Amortization of bank commitment fees totaled $37, $7 and $7 in 2006, 2005 and 2004.

Selected details of consolidated short-term borrowings are as follows:

		Weighted
		Average
		Interest
	Amount	Rate

Balance at December 31, 2006	$20	5.6%
Average during 2006	168	7.8
Maximum during 2006 (month end)	635	7.2

Balance at December 31, 2005	$587	6.5%
Average during 2005	400	4.5
Maximum during 2005 (month end)	587	6.5

Details of our consolidated long-term debt are as follows:

	December 31,
	2006	2005

Indebtedness of Dana, excluding consolidated subsidiaries —
DIP-Term Loan
Variable rate note, due March 3, 2008	$700	$—
Unsecured notes, fixed rates —
6.5% notes, due March 15, 2008		150
7.0% notes, due March 15, 2028		164
6.5% notes, due March 1, 2009		349
7.0% notes, due March 1, 2029		266
9.0% notes, due August 15, 2011		115
9.0% euro notes, due August 15, 2011		9
10.125% notes, due March 15, 2010		74
5.85% notes, due January 15, 2015		450
Valuation adjustments		5
Indebtedness of DCC —
Unsecured notes, fixed rates, 2.00% — 8.375%, due 2007 to 2011	266	400
Nonrecourse notes, fixed rates, 5.2%, due 2007 to 2010	9	55
Indebtedness of other consolidated subsidiaries	20	21

Total	995	2,058
Less: Amount reclassified to current liabilities		1,898
Less: Current maturities	273	93

Total long-term debt	$722	$67

The total maturities of all long-term debt, excluding debt recorded as liabilities subject to compromise, for the next five years and after are as follows: 2007, $273; 2008, $709; 2009, $4; 2010, $4; 2011, $3 and beyond, $2.

An additional $1,585 of debt is included in Liabilities subject to compromise and will be paid in accordance with the ultimate claims resolution in the Bankruptcy Cases.

Swap Agreements — In 2006, we terminated two interest rate swap agreements scheduled to expire in August 2011, under which we had agreed to exchange the difference between fixed rate and floating rate interest amounts on notional amounts corresponding with the amount and term of our August 2011 notes. Converting the fixed interest rate to a variable rate was intended to provide a better balance of fixed and variable rate debt. Both swap agreements had been designated as fair value hedges of the August 2011 notes. Upon approval by the Bankruptcy Court of the DIP Credit Agreement, these swap agreements were terminated with a payment of $6 on March 30, 2006.

Note 11.	Fair Value of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$719	$719	$762	$762
Notes receivable	81	81	96	96
Loans receivable (net)			18	14
Investment securities			8	8
Currency forwards	1	1	2	2
Financial liabilities
Short-term debt	$20	$19	$587	$587
Long-term debt	995	1,013	2,058	1,705
Interest rate swaps			4	4
Currency forwards			3	3

At December 31, 2006, the carrying value of Dana’s debt included in Liabilities subject to compromise was $1,585. The fair market value at that time, based on quoted prices, was $1,167. Amounts and payment terms, if applicable, will be established in connection with the Bankruptcy Cases.

Note 12.	Preferred Shares

We have 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under the Rights Agreement referred to below. No shares of preferred stock have been issued.

Pursuant to our Rights Agreement dated as of April 25, 1996, we have a preferred share purchase rights plan designed to deter coercive or unfair takeover tactics. Under the Rights Agreement, one right has been issued on each share of our common stock outstanding on and after July 25, 1996. Under certain circumstances, the holder of each right may purchase 1/1000th of a share of our Series A Junior Participating Preferred Stock, no par value, for the exercise price of $110 (subject to adjustment as provided in the Rights Agreement). The rights have no voting privileges and will expire on July 25, 2016, unless exercised, redeemed or exchanged sooner.

Generally, the rights cannot be exercised or transferred apart from the shares to which they are attached. However, if any person or group acquires (or commences a tender offer that would result in acquiring) 15% or more of our outstanding common stock, the rights not held by the acquirer will become exercisable unless our Board postpones their distribution date. In that event, instead of purchasing 1/1000th of a share of the Participating Preferred Stock, the holder of each right may elect to purchase from us the number of shares of our common stock that have a market value of twice the right’s exercise price (in effect, a 50% discount on our stock). Thereafter, if we merge with or sell 50% or more of our assets or earnings power to the acquirer or engage in similar transactions, any rights not previously exercised (except those held by the acquirer) can also be exercised. In that event, the holder of each right may elect to purchase from the acquiring company the number of shares of its common stock that have a market value of twice the right’s exercise price (in effect, a 50% discount on the acquirer’s stock).

Our Board may authorize the redemption of the rights at a price of $.01 each before anyone acquires 15% or more of our common shares. After that, and before the acquirer owns 50% of our outstanding shares, the Board may authorize the exchange of each right (except those held by the acquirer) for one share of our common stock.

Note 13.	Common Shares

Shares Outstanding

Common stock transactions during the last three years were as follows:

	2006	2005	2004

Shares outstanding at beginning of year	150.5	149.9	148.6
Issued for equity compensation plans, net of forfeitures	(0.2)	0.6	1.3

Shares outstanding at end of year	150.3	150.5	149.9

Certain of our equity plans provide that participants may tender stock to satisfy the purchase price of the shares and/or the income taxes required to be withheld on the transaction. In connection with these plans, we repurchased 81,744, 635 and 4,914 shares of common stock in 2006, 2005 and 2004.

The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares used in the diluted earnings per share calculation:

	2006	2005	2004

Average shares outstanding for the year — basic	149.7	149.6	148.8
Plus: Incremental shares from:
Deferred compensation units	0.6	0.6	0.4
Restricted stock		0.2	0.3
Stock options		0.6	1.1

Potentially dilutive shares	0.6	1.4	1.8

Average shares outstanding for the year — diluted	150.3	151.0	150.6

We excluded the potentially dilutive shares shown above from the computation of earnings per share for the years ended December 31, 2006 and 2005 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.

In addition, we excluded potential common shares of 12.8 million and 13.6 million for the 2006 and 2005 periods from the computation of earnings per share, as the effect of including them would be anti-dilutive. These shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods.

Dividends

Dividends were declared and paid during 2005 at a rate of $0.12 per share for the first three quarters and $0.01 per share for the fourth quarter. No dividends were declared or paid in 2006. The terms of our DIP Credit Agreement do not allow the payment of dividends on shares of capital stock and we do not anticipate paying any dividends while we are in reorganization. We anticipate that any earnings will be retained to finance our operations and reduce debt during this period.

Note 14.	Equity-Based Compensation

Employee Plans — Under our Stock Incentive Plan, the Compensation Committee of our Board may grant stock options to our employees. All outstanding options have been granted at exercise prices equal to the market price of our underlying common shares on the dates of grant. Generally, the grant terms provide that the options are exercisable in cumulative 25% increments at each of the first four anniversary dates of the grant and expire ten years from the date of grant. The vesting of most outstanding options has been accelerated as described in Note 1 and below.

When we merged with Echlin Inc. in 1998, we assumed Echlin’s 1992 Stock Option Plan for employees and the underlying Echlin shares were converted to our stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 1,692,930 shares. No options were granted under this plan after the merger. The plan expired in 2002 and the options outstanding at the date of expiration remained exercisable according to their terms. All options outstanding under this plan will expire no later than 2008, if not exercised before then. There were no stock options granted in 2006 and none were exercised.

The following table summarizes the stock option activity under these two plans in the last three years:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2003	17,470,433	$26.57
Granted — 2004	2,018,219	22.03
Exercised — 2004	(958,964)	12.13
Cancelled — 2004	(2,351,475)	31.10

Outstanding at December 31, 2004	16,178,213	26.20
Granted — 2005	2,368,570	14.87
Exercised — 2005	(166,233)	10.12
Cancelled — 2005	(3,079,852)	30.17

Outstanding at December 31, 2005	15,300,698	23.83
Cancelled — 2006	(2,979,629)	25.71

Outstanding at December 31, 2006	12,321,069	$23.37

The following table summarizes information about the stock options outstanding under these plans at December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life in Years	Price	Options	Price

$ 8.34-$18.81	5,135,992	6.7	$13.31	4,518,966	$13.72
20.19- 33.08	4,918,298	5.1	23.39	4,918,298	23.39
37.52- 52.56	2,266,779	1.2	46.12	2,266,779	46.12

	12,321,069	5.1	$23.37	11,704,043	$24.06

Director Plans — Some of our non-management directors have outstanding options granted under our 1998 Directors’ Stock Option Plan, which we terminated in 2004. Under the plan, options for 3,000 common shares had been granted annually to each non-management director. The option price was the market value of the stock at the date of grant. The options outstanding on the termination date remained exercisable in accordance with their terms. All options outstanding under this plan will expire no later than 2013, if not exercised or cancelled before then. The following is a summary of the stock option activity of this plan in the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2003	231,000	$29.63
Cancelled — 2004	(42,000)	33.66

Outstanding at December 31, 2004	189,000	28.73
Cancelled — 2005	(15,000)	24.81

Outstanding at December 31, 2005	174,000	29.07
Cancelled — 2006	(15,000)	32.25

Outstanding at December 31, 2006	159,000	$28.77

The following table summarizes information about the stock options outstanding under this plan at December 31, 2006:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life in Years	Price	Options	Price

$8.52 – $21.53	81,000	5.4	$15.56	81,000	$15.56
28.78 – 31.81	39,000	1.9	30.18	39,000	30.18
50.25 – 60.09	39,000	1.8	54.79	39,000	54.79

	159,000	3.7	$28.77	159,000	$28.77

Director Deferred Fee Plan — Prior to February 2006, our non-management directors could elect to defer payment of their retainers and fees for Board and Committee service. Deferred amounts were credited to an Interest Equivalent Account and/or a Stock Account. The number of stock units credited to the Stock Account were based on the amount deferred and the market price of our stock. Stock Accounts were credited with additional stock units when cash dividends were paid on our stock, based on the number of units in the Stock Account and the amount of the dividend. Prior to 2006, non-management directors were also credited with an annual grant of units to their Stock Accounts equal in value to the number of shares of our stock that could have been purchased with $75,000, assuming a stock purchase price based on the average of the high and low trading prices of our stock on the grant date. The annual grants were suspended in 2006. The plan provides that distributions will be made when the directors retire, die or terminate service with us, in the form of cash and/or our stock. Following our bankruptcy filing, directors with pre-petition deferred compensation under this plan have general creditors’ claims for the deferred amounts.

Equity-Based Compensation — In accordance with our accounting policy for stock-based compensation, we had not recognized any compensation expense relating to our stock options prior to 2006. The table below sets forth the amounts that would have been recorded as stock option expense for the years ended December 31, 2005 and 2004 if we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Year Ended December 31,
	2005	2004

Stock compensation expense, as reported	$6	$3
Stock option expense, pro forma	37	8

Stock compensation expense, pro forma	$43	$11

Net income (loss), as reported	$(1,605)	$62
Net income (loss), pro forma	(1,642)	54
Basic earnings per share
Net income (loss), as reported	$(10.73)	$0.41
Net income (loss), pro forma	(10.98)	0.36
Diluted earnings per share
Net income (loss), as reported	$(10.73)	$0.41
Net income (loss), pro forma	(10.98)	0.36

As a result of our providing a valuation allowance against our U.S. net deferred tax assets as of the beginning of 2005, no tax benefit related to stock compensation expense was recorded for the year ended December 31, 2005. A tax benefit of $5 was recorded for 2004.

Accelerated Option Vesting — On December 1, 2005, the Compensation Committee approved the immediate vesting of all unvested stock options and stock appreciation rights (SARs) granted to employees under the Amended and Restated Stock Incentive Plan with an option exercise price of $15.00 or more per share or an SAR grant price of $15.00 or more. As a result, unvested stock options granted under the plan to purchase 3,584,646 shares of our common stock, with a weighted average exercise price of $18.23 per share, and 11,837 unvested SARs, with a weighted average grant price of $21.97 per share, became exercisable on December 1, 2005 rather than on the later dates when they would have vested in the normal course.

The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would otherwise have been required to record in future periods following our adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) in January 2006. If the vesting of these stock options and SARs had not been accelerated, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. The resulting pro forma share-based expense of $19 is included in the pro forma 2005 expense reflected in the table above. As a result of the accelerated vesting, we will recognize approximately $4 of share-based compensation through 2008, in the aggregate, with respect to the options and SARs that remained unvested at December 31, 2005. For the year ended December 31, 2006, we recognized $2 of stock option expense.

Option Valuation Methods — During the first quarter of 2005, we changed the method used to value stock option grants from the Black-Scholes method to the binomial method, which provides a fair value more representative of our historical exercise and termination experience because it considers the possibility of early exercises of options. We have valued stock options granted prior to January 1, 2005 using the Black-Scholes method and stock options granted thereafter using the binomial method.

The weighted average fair value of the 2,368,570 options and SARs granted in 2005 was $4.04 per share under the binomial method, using a weighted average market value at date of grant of $14.87 and the following weighted average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.69%, volatility of 30.8% to 31.5%, expected forfeitures of 17.93% and an expected option life of 6.8 years. No options were granted in 2006.

The assumptions used in 2004 under the Black-Scholes method were as follows:

2004

Risk-free interest rate	3.29%
Dividend yield	2.22%
Expected life	5.4 years
Stock price volatility	51.84%

Other Equity Grants — Our Stock Incentive Plan also provides for the issuance of restricted stock units, restricted shares, stock awards and performance shares and SARs, which historically could be granted separately or in conjunction with options. During 2005, we granted 66,625 restricted stock units, 17,000 restricted shares, 342,104 stock-denominated performance shares, 67,250 shares as stock awards and 7,960 SARs. The vesting periods for these grants, where applicable, range from one to five years. Charges to expense related to these incentive awards totaled $3 in 2005. There were no grants under this program in 2006. At December 31, 2006, there were 8,594,758 shares available for future grants of options and other types of awards under this plan.

Other Compensation Plans

Additional Compensation Plan — Historically, we had numerous additional compensation plans under which we paid our employees for increased productivity and improved performance. One such plan was our Additional Compensation Plan, under which key management employees selected by our Compensation Committee could earn annual cash bonuses if pre-established annual corporate and/or other performance goals were attained. Prior to 2005, the participants in this plan could elect whether to defer the payment of their bonuses, whether the deferred amounts would be credited to a Stock Account and/or an Interest Equivalent Account and whether payment of the deferred awards would be made in cash and/or stock. Amounts deferred in a Stock Account were credited in the form of units, each equivalent to a share of our stock, and the units were credited with the equivalent of dividends on our stock and adjusted in value based on the market value of the stock. The bonus deferral feature was eliminated in 2005; however, plan accounts established before 2005 remain in effect. Expense related to the Stock Accounts is charged or credited in connection with increases or decreases in the value of the units in those accounts. Amounts deferred in the Interest Equivalent Accounts were credited quarterly with interest earned at a rate tied to the prime rate until 2006, when interest accruals stopped after the Filing Date.

Activity for the last three years related to the compensation deferred under this plan was as follows:

	2006	2005	2004

Accrued for bonuses	$—	$—	$9
Dividends and interest credited to participants’ accounts			1
Mark-to-market adjustments	(2)	(3)	1

Plan expense (credit)	$(2)	$(3)	$11

In order to satisfy a portion of our deferred compensation obligations to retirees and other former employees under this plan, we distributed shares totaling 12,599, 318,641 and 229,058 in 2006, 2005 and 2004.

Restricted Stock Plans — Our Compensation Committee may grant restricted common shares to key employees under our 1999 Restricted Stock Plan. The shares are subject to forfeiture until the restrictions lapse or terminate. Generally, for outstanding restricted shares, the employee must remain employed with us for three to five years after the date of grant to avoid forfeiting the shares. Dividends on restricted shares have historically been credited in the form of additional restricted shares. Participants historically could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. This conversion feature was eliminated in 2005. There were no restricted shares converted to restricted stock units in 2005 and the number of restricted shares converted to restricted stock units was 4,397 in 2004. The units, which were credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment unless subject to forfeiture.

Under the 1999 Restricted Stock Plan, we granted no shares in 2006 and 345,436 and 129,500 in 2005 and 2004. At December 31, 2006, there were 618,352 shares available for future grants and dividend accruals under this plan.

Grants were made under the predecessor 1989 Restricted Stock Plan through February 1999, at which time the authorization to grant restricted stock under this plan lapsed. At December 31, 2006, there were 488,789 shares available for issuance in connection with dividend accruals under this plan. Expenses for these plans were $1 for 2006 and $2 in 2005 and 2004.

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

In the last two years of the plan, 2005 and 2004, the custodian purchased 1,447,001 and 1,460,940 shares in the open market. Expenses for our matching contributions were $5 and $8 in 2005 and 2004.

We were also authorized to issue up to 4,500,000 shares to sell to the custodian in lieu of open market purchases. No shares were issued for this purpose.

Note 15.	Pension and Postretirement Benefit Plans

Pension — We provide defined contribution and defined-benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits including medical and life insurance for certain employees upon retirement.

Under the terms of the defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these defined contribution plans allow direct investment in our stock.

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Effective December 31, 2006, we adopted SFAS No. 158, which requires that the Consolidated Balance Sheet include the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recorded the aggregate excess assets of all overfunded plans in Investments and other assets and the aggregate excess obligation of all underfunded plans in Deferred employee benefits and other noncurrent liabilities and Liabilities subject to compromise. In addition, the portion of the benefits payable in the next year which exceeds the fair value of plan assets is reported in Accrued payroll and employee benefits. SFAS No. 158 did not change the existing criteria for measurement of periodic benefit costs, plan assets or benefit obligations.

The following table reflects the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Investments and other assets	$1,003	$(340)	$663
Accrued payroll and employee benefits	217	8	225
Liabilities subject to compromise	3,766	409	4,175
Deferred employee benefits and other noncurrent liabilities	443	61	504
Accumulated other comprehensive loss	(259)	(818)	(1,077)

Also at December 31, 2006, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated other comprehensive loss in our Consolidated Balance Sheet as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in Other comprehensive loss in the period in which they occur.

Amounts recognized in the Consolidated Balance Sheet consist of:

	Pension Benefits				Other Benefits
	2006		2005		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Noncurrent assets	$82	$24	$251	$113	$—	$—	$—	$—
Current liabilities	(1)	(8)	(10)	(37)	(119)	(7)	(123)	(7)
Noncurrent liabilities	(184)	(297)	(217)	(190)	(1,375)	(108)	(856)	(50)
Accumulated other comprehensive loss			320	81

Net amount recognized	$(103)	$(281)	$344	$(33)	$(1,494)	$(115)	$(979)	$(57)

Amounts recognized in Accumulated other comprehensive loss in 2006 consist of:

	Pension Benefits		Other Benefits
	2006		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.

Net actuarial loss	$429	$204	$630	$47
Prior service cost	4	4	(116)
Transition asset		1		3

Gross amount recognized	433	209	514	50
Deferred tax benefits	(93)	(22)		(17)
Minority and equity interests		3

Net amount recognized	$340	$190	$514	$33

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from Accumulated other comprehensive loss into benefit cost in 2007 are $1 and $21 for our U.S. plans and $1 and $11 for our non-U.S. plans. The net actuarial loss related to the other postretirement benefit plans that will be amortized from Accumulated other comprehensive loss into benefit cost in 2007 is $34 for our U.S. plans and $3 for our non-U.S. plans. The 2007 U.S. benefit cost will be reduced by an estimated $12 of amortization of prior service credit related to other postretirement benefit plans.

The following tables provide a reconciliation of the changes in the defined benefit pension plans’ and other postretirement plans’ benefit obligations and fair value of assets over the two-year period ended December 31, 2006, and a statement of the funded status and schedules of the net amounts recognized in the balance sheet at December 31, 2006 and 2005 for both continuing and discontinued operations.

	Pension Benefits				Other Benefits
	2006		2005		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of benefit obligation:
Obligation at January 1	$2,151	$1,077	$2,159	$938	$1,543	$126	$1,643	$104
Service cost	31	20	31	15	9	2	9	2
Interest cost	119	53	121	47	84	7	87	6
Employee contributions		2		2
Plan amendments				1			(35)
Actuarial (gain) loss	(41)	(36)	92	180	(26)	(3)	(28)	23
Benefit payments	(265)	(52)	(248)	(42)	(119)	(5)	(133)	(4)
Settlements, curtailments and terminations	29	(6)	8	4	3	(14)
Other								(7)
Acquisitions and divestitures		12	(12)			2
Translation adjustments		102		(68)				2

Obligation at December 31	$2,024	$1,172	$2,151	$1,077	$1,494	$115	$1,543	$126

The measurement date for the amounts in these tables was December 31 of each year presented:

	Pension Benefits
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of fair value of plan assets:
Fair value at January 1	$1,985	$796	$2,015	$728
Actual return on plan assets	167	55	190	111
Acquisitions and divestitures		2
Employer contributions	34	27	41	40
Employee contributions		2		2
Benefit payments and transfers	(265)	(52)	(261)	(42)
Settlements		(8)
Translation adjustments		69		(43)

Fair value at December 31	$1,921	$891	$1,985	$796

The following table presents information regarding the aggregate funding levels of our defined benefit pension plans:

	December 31,
	2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$558	$405	$558	$442
Projected benefit obligation	562	416	562	450
Fair value of plan assets	643	442	624	460
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$1,460	$703	$1,584	$560
Projected benefit obligation	1,462	756	1,589	627
Fair value of plan assets	1,278	449	1,361	336

The weighted average asset allocations of our pension plans at December 31 follow:

	U.S.		Non-U.S.
Asset Category	2006	2005	2006	2005

Equity securities	38%	40%	43%	46%
Controlled-risk debt securities	34	33	53	47
Absolute return strategies investments	24	26
Real estate			2	2
Cash and short-term securities	4	1	2	5

Total	100%	100%	100%	100%

Our target asset allocations of U.S. pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2006 and 2005 were 40%, 35%, 20% and 5%. Our U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by the Finance Committee of the Board of Directors.

Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels.

Given our U.S. plans’ demographics, an important component of our asset/liability modeling approach is the use of what we refer to as “controlled-risk assets”; for the U.S. fund these assets are long duration U.S. government fixed-income securities. Such securities are a positively correlated asset class to pension liabilities and their use mitigates interest rate risk and provides the opportunity to allocate additional plan assets to other asset categories with low correlation to equity market indices.

Our investment policy permits plan assets to be invested in a number of diverse investment categories, including “absolute return strategies” investments such as hedge funds. Absolute return strategies investments are currently limited to not less than 10% nor more than 30% of total assets. At December 31, 2006, approximately 24% of our U.S. plan assets were invested in absolute return strategies investments, primarily in U.S. and international hedged directional equity funds. The cash and other short-term debt securities provide adequate liquidity for anticipated near-term benefit payments.

The weighted-average asset allocation targets for our non-U.S. plans at December 31, 2006 were 46% equity securities, 49% controlled-risk sovereign debt securities and 5% cash and other assets. The following table presents the funded status of our pension and other retirement benefit plans and the amounts recognized in the balance sheet as of December 31, 2005.

	Pension Benefits		Other Benefits
	2005		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.

Funded status:
Balance at December 31	$(166)	$(281)	$(1,543)	$(126)
Unrecognized transition obligation		1		3
Unrecognized prior service cost	5	6	(128)
Unrecognized loss	505	241	692	66

Prepaid expense (accrued cost)	$344	$(33)	$(979)	$(57)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$247	$108	$—	$—
Accrued benefit liability	(13)	(151)	(979)	(57)
Intangible assets	4	5
Additional minimum liability	(214)	(76)
Accumulated other comprehensive loss	320	81

Net amount recognized	$344	$(33)	$(979)	$(57)

The amounts recorded in other comprehensive income (loss) were a pre-tax credit of $39 in 2006 that decreased the Accumulated other comprehensive loss by $36 and a pre-tax charge of $157 in 2005 that increased the Accumulated other comprehensive loss by $152.

Benefit obligations of the U.S. non-qualified and certain non-U.S. pension plans, amounting to $185 at December 31, 2006, and the other postretirement benefit plans of $1,609 are not funded.

The initial effect of the Medicare Part D subsidy was a $68 reduction in our APBO at January 1, 2004 and a corresponding actuarial gain, which we deferred in accordance with our accounting policy related to retiree benefit plans. In January 2005, the final regulations to implement the new prescription drug benefits were released. The final regulations resulted in a further reduction of $43 in the APBO in 2005. Amortization of the related actuarial gain, along with a reduction in service and interest costs, decreased expense by $11, $13 and $8 in 2006, 2005 and 2004.

Expected benefit payments by our pension plans and other retirement plans for each of the next five years and for the period 2012 through 2016 are presented in the following table.

			Other Benefits
	Pension Benefits		U.S.
			Gross before		Net after
			Medicare	Medicare	Medicare
	U.S.	Non-U.S.	Part D	Part D	Part D	Non-U.S.

Year
2007	$170	$50	$126	$7	$119	$7
2008	168	51	131	7	124	7
2009	166	52	128	7	121	8
2010	165	53	129	8	121	8
2011	167	56	129	8	121	9
2012-2016	825	314	609	44	565	48

Total	$1,661	$576	$1,252	$81	$1,171	$87

Projected contributions to be made to our defined benefit pension plans in 2007 (excluding the contributions related to our U.K. pension liabilities discussed at the end of this note) are $36 for our U.S. plans and $26 for our non-U.S. plans.

Components of net periodic benefit costs for the last three years are as follows:

	Pension Benefits
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$31	$20	$31	$15	$38	$21
Interest cost	119	52	121	47	128	50
Expected return on plan assets	(158)	(51)	(173)	(45)	(173)	(42)
Amortization of transition obligation						(1)
Amortization of prior service cost	1	3	2	2	4	4
Recognized net actuarial loss (gain)	26	16	18	6	13	6

Net periodic benefit cost	19	40	(1)	25	10	38
Curtailment loss		3		4	2
Settlement loss	13	2	13		9	6
Termination cost	16	2

Net periodic benefit cost after curtailment and settlements	$48	$47	$12	$29	$21	$44

	Other Benefits
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$9	$2	$9	$2	$9	$4
Interest cost	85	6	87	6	96	6
Amortization of prior service cost	(13)		(12)		(12)
Recognized net actuarial loss	37	4	37	2	38	2

Net periodic benefit cost	118	12	121	10	131	12
Settlement gain						(1)
Termination cost					1

Net periodic benefit cost after curtailment and settlements	$118	$12	$121	$10	$132	$11

The weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S. Plans
	2006	2005	2004

Discount rate	5.88%	5.65%	5.75%
Expected return on plan assets	8.25%	8.50%	8.75%
Rate of compensation increase	5.00%	5.00%	5.00%

	Non-U.S. Plans
	2006	2005	2004

Discount rate	5.03%	4.65%	5.54%
Expected return on plan assets	6.32%	6.38%	6.68%
Rate of compensation increase	2.98%	3.25%	3.46%

The assumptions and expected return on plan assets for the U.S. plans presented in the table above are used to determine pension expense for the succeeding year.

Our pension plan discount rate assumption is evaluated annually. Long-term interest rates on high quality debt instruments, which are used to determine the discount rate, rose modestly in 2006 after declining ten basis points in 2005. Using a discounted bond portfolio analysis, the year-end discount rate was selected to determine our pension benefit obligation on our U.S. plans in both years. Overall, a change in the discount rate of 25 basis points would result in a change in our obligation of approximately $51 and a change in pension expense of approximately $3.

We select the expected rate of return on plan assets on the basis of a long-term view of asset portfolio performance of our pension plans. Since 1985, our asset/liability management investment policy has resulted in a compound rate of return of 11.7%. Our two-year, five-year and ten-year compounded rates of return through December 31, 2006 were 10.3%, 10.7% and 9.2%. We assess the appropriateness of the expected rate of return on an annual basis and when necessary revise the assumption. Our rate of return assumption for U.S. plans was lowered to 8.25% as of December 31, 2006, based in part on our expectation of lower future rates of return.

The weighted average assumptions used in the measurement of other postretirement benefit obligations in the U.S. are as follows:

	2006	2005	2004

Discount rate	5.86%	5.60%	5.76%
Initial weighted health care costs trend rate	10.00%	9.00%	10.31%
Ultimate health care costs trend rate	5.00%	5.00%	4.98%
Years to ultimate	5	6	7

The assumptions presented in the table above are used to determine expense for the succeeding year. Assumed healthcare costs trend rates have a significant effect on the healthcare plan.

A one-percentage-point change in assumed healthcare costs trend rates would have the following effects for 2006:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$7	$(6)
Effect on postretirement benefit obligations	105	(87)

Subsequent event — In February 2007, we announced the restructuring of the pension liabilities of our United Kingdom (U.K.) operations. On February 27, 2007, ten of our subsidiaries located in the U.K. and the trustees of four U.K. defined benefit pension plans entered into an Agreement as to Structure of Settlement and Allocation of Debt to compromise and settle the liabilities owed by our U.K. operating subsidiaries to the pension plans. The agreement provides for the trustees of the plans to release the operating subsidiaries from all such liabilities in exchange for an aggregate cash payment of approximately $93 and the transfer of 33% equity interest in our axle manufacturing and driveshaft assembly businesses in the U.K. for the benefit of the pension plan participants. The agreement was necessitated in part by our planned divestitures of several non-core U.K. businesses which, upon completion, would have resulted in unsustainable pension funding demands on the operating subsidiaries under U.K. pension law, in addition to their ongoing funding obligations. We expect to record a settlement charge in the range of $150 to $170 (including a cash charge of $93) in connection with these transactions. Remaining employees in the U.K. operations will receive future pension benefits pursuant to a defined contribution arrangement similar to our intended actions in the U.S.

Note 16.	Income Taxes

Income tax expense (benefit) applicable to continuing operations consists of the following components:

	Year Ended December 31
	2006	2005	2004

Current
U.S. federal	$—	$67	$61
U.S. state and local	(6)	(19)	(4)
Non-U.S.	89	141	31

Total Current	83	189	88

Deferred
U.S. federal and state	3	776	(298)
Non-U.S.	(20)	(41)	5

Total Deferred	(17)	735	(293)

Total expense (benefit)	$66	$924	$(205)

Income (loss) before income taxes from continuing operations consists of the following:

	Year Ended December 31
	2006	2005	2004

U.S. operations	$(634)	$(736)	$(445)
Non-U.S. operations	63	451	280

Total loss before income taxes	$(571)	$(285)	$(165)

U.S. operations include those of the debtor companies and DCC, a non-debtor company.

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

The current income tax expense includes changes in the amount of income taxes currently payable or receivable. Although our current operating results, as discussed below, did not generate federal income taxes payable in the U.S., the current federal income tax expense in 2004 and 2005 generally reflects estimated amounts payable as a result of Internal Revenue Service examinations of the years 1997 through 2002 — periods for which NOLs were not available.

During the third quarter of 2005, we recorded a non-cash charge of $918 to establish a full valuation allowance against our net deferred tax assets in the U.S. and U.K. This charge represents the valuation allowance against the applicable net deferred tax assets at July 1, 2005, which included $817 of net deferred tax assets as of the beginning of the year.

In assessing the need for additional valuation allowances during 2005, we considered the impact of the revised outlook of our profitability in the U.S. on our future operating results. The revised outlook of profitability was due in part to the lower than previously anticipated levels of performance, resulting from manufacturing inefficiencies and our failure to achieve projected cost reductions, as well as higher-than-expected costs for steel, other raw materials and energy which we have not been able to recover fully. In light of these developments, there was sufficient negative evidence and uncertainty as to our ability to generate the necessary level of U.S taxable earnings to realize our deferred tax assets in the U.S. for us to conclude, in accordance with the requirements of SFAS No. 109 and our accounting policies, that a full valuation allowance against the net deferred tax asset was required. Additionally, we concluded that an additional valuation allowance was required for the deferred tax assets in U.K. where recoverability was also considered uncertain. In reviewing our results for the fourth quarter of 2006 and beyond, we concluded that there were no further changes to our previous assessments as to the realization of our other deferred tax assets.

Deferred tax benefits (liabilities) consist of the following:

	December 31
	2006	2005

Postretirement benefits other than pensions	$620	$409
Pension accruals	98
Postemployment benefits	54	48
Other employee benefits	2	8
Capital loss carryforward	216	226
Net operating loss carryforwards	592	583
Foreign tax credits recoverable	108	187
Other tax credits recoverable	56	60
Inventory reserves	24	21
Expense accruals	183	156
Goodwill	49	54
Research and development costs	212	116
Other	56	29

Total	2,270	1,897
Valuation allowances	(1,971)	(1,535)

Deferred tax benefits	299	362

Leasing activities	(69)	(183)
Depreciation — non-leasing	(28)	(63)
Pension accruals		(21)
Unremitted equity earnings		(11)

Deferred tax liabilities	(97)	(278)

Net deferred tax benefits	$202	$84

Our deferred tax assets include benefits expected from the utilization of net operating loss, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2006. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration

Net operating losses
U.S. federal	$317	$319	20	2023
U.S. state	136	136	Various	2006
Germany	39	22	Unlimited
France	17		Unlimited
U.K	32	32	Unlimited
Other non-U.S.	51	7	Various	2007

Total	592	516
Capital losses	216	201	Various	2007
Foreign tax credit	108	108	10	2010
Other credits	56	56	20	2021

Total	$972	$881

A valuation allowance is not required on $15 of the capital loss benefit since the settlement of the IRS examinations for the years prior to 1999 enable us to recover these amounts through capital loss carryback provisions.

We have not provided for U.S. federal income and non-U.S. withholding taxes on $938 of undistributed earnings from non-U.S. operations as of December 31, 2006 because such earnings are intended to be re-invested indefinitely outside of the U.S. Where excess cash has accumulated in our non-U.S. subsidiaries and it is advantageous for business operations, tax or cash reasons, subsidiary earnings are remitted to the U.S. parent. We are currently examining opportunities for cash repatriation to the U.S. from international operations in 2007. At present, we expect that most of the repatriated funds will be structured as repayment of intercompany borrowings or distributions of 2007 earnings. If these earnings were distributed, our net operating loss and foreign tax credit carryforwards available under current law would reduce or eliminate the resulting U.S. income tax liability.

The effective income tax rate for continuing operations differs from the U.S. federal income tax rate for the following reasons:

	Year Ended December 31,
	2006	2005	2004

U.S. federal income tax rate	(35)%	(35)%	(35)%
Increases (reductions) resulting from:
State and local income taxes, net of federal income tax benefit	(3)	(7)	(9)
Non-U.S. income	9	12	(3)
General business tax credits	(1)	(4)	(5)
Goodwill impairment	3	5
Ohio legislation		4
Provision to return adjustments	1	3	(1)
Miscellaneous items	2	(1)	(1)

Impact of continuing operations before valuation allowance adjustments on effective tax rate	(24)	(23)	(54)
Capital gain			48
Valuation allowance adjustments	36	346	(118)

Effective income tax rate — continuing operations	12%	323%	(124)%

Going forward, the need to maintain a valuation allowance against deferred tax assets in the U.S. and other foreign countries will cause variability in our effective tax rate. Dana will maintain full valuation allowances against our net deferred tax assets in the U.S., U.K. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowance.

Note 17.	Commitments and Contingencies

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

There is also a shareholder derivative action (Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants. The derivative claim in this case, alleging breaches of the defendants’ fiduciary duties to Dana, has been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy.

The defendants moved to dismiss or stay the class action claims in these cases, and a hearing on these motions to dismiss was held on January 30, 2007. The court has not yet ruled on the motions. A second shareholder derivative suit (Steven Staehr v. Michael Burns, et al.) remains pending but is stayed.

Due to the preliminary nature of these lawsuits, we cannot at this time predict their outcome or estimate Dana’s potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there can be no assurance that any uninsured loss would not be material.

SEC Investigation

In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that our Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. This investigation has not been suspended as a result of our bankruptcy filing. We are continuing to cooperate fully with the SEC in the investigation.

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

Asbestos-Related Product Liabilities

Under the Bankruptcy Code, our pending asbestos-related product liability lawsuits, as well as any new lawsuits against us alleging asbestos-related claims, have been stayed during our reorganization process. However, some claimants may still file proofs of asbestos-related claims in the Bankruptcy Cases. The September 21, 2006 claims bar date did not apply to claimants alleging asbestos-related personal injury claims, but it was the deadline for claimants (including insurers) who are not one of the allegedly injured individuals or their personal representatives to file proofs of claim with respect to other types of asbestos-related claims. Our obligations with respect to asbestos claims will be addressed in our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.

We had approximately 73,000 active pending asbestos-related product liability claims at December 31, 2006, compared to 77,000 at December 31, 2005, including approximately 6,000 and 10,000 claims that were settled but awaiting final documentation and payment. We had accrued $61 for indemnity and defense costs for pending asbestos-related product liability claims at December 31, 2006, compared to $98 at December 31, 2005. Starting with the fourth quarter of 2006, we projected indemnity and defense cost for pending cases using the same methodology we use for projecting potential future liabilities. The decrease in the liability for pending asbestos-related claims is due primarily to revised assumptions in that methodology regarding expected compensable claims. This assumption regarding fewer compensable cases is consistent with the current asbestos tort system and our strategy in recent years of aggressively defending all cases, and in particular meritless claims. In 2006, we determined that the more recent experience was sufficient to utilize as the basis for estimating the indemnity cost of pending claims.

Generally accepted methods of projecting future asbestos-related product liability claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy and settlement values. Although we do not believe that our products have ever caused any asbestos-related diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced a potential liability through 2021 within a range of $80 to $141. Since the outcomes within that range are equally probable, the accrual at December 31, 2006 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable circumstances in which our expenditures related to asbestos-related product liability claims after that date would be de minimis. Our estimated liability for future asbestos-related product claims at December 31, 2005 was $70 to $120.

At December 31, 2006, we had recorded $72 as an asset for probable recovery from our insurers for the pending and projected claims, compared to $78 recorded at December 31, 2005. The asset recorded reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage which we intend to exercise in order to maximize our insurance recovery. The asset recorded does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated receivable recorded for pending and future claims are recorded as a liability for future claims. There were no commutations of insurance in 2006. At December 31, 2006, the liability totaled $11.

In addition, we had a net amount recoverable from our insurers and others of $14 at December 31, 2006, compared to $15 at December 31, 2005. This recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.

Other Product Liabilities

We had accrued $7 for non-asbestos product liability costs at December 31, 2006, compared to $13 at December 31, 2005, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information.

Environmental Liabilities

We had accrued $64 for environmental liabilities at December 31, 2006, compared to $63 at December 31, 2005. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at both dates.

Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park Superfund site in New Jersey, where we are presently one of four potentially responsible parties (PRPs). We review our estimate of our liability for this site quarterly. There have been no material changes in the facts underlying our estimate since December 31, 2005 and, accordingly, our estimated liabilities for the three operable units at this site at December 31, 2006 remained unchanged and were as follows:

•	Unit 1 — $1 for future remedial work and past costs incurred by the United States Environmental Protection Agency (EPA) relating to off-site soil contamination, based on the remediation performed at this unit to date and our assessment of the likely allocation of costs among the PRPs;

•	Unit 2 — $14 for future remedial work relating to on-site soil contamination, taking into consideration the $69 remedy proposed by the EPA in a Record of Decision issued in September 2004 and our assessment of the most likely remedial activities and allocation of costs among the PRPs; and

•	Unit 3 — less than $1 for the costs of a remedial investigation and feasibility study (RI/FS) pertaining to groundwater contamination, based on our expectations about the study that is likely to be performed and the likely allocation of costs among the PRPs.

Our liability has been estimated based on our status as a passive owner of the property during a period when some of the contaminating activity occurred. As such, we have assumed that the other PRPs will be able to honor their fair share of liability for site related costs. As with any Superfund matter, should this not be the case, our actual costs could increase.

Following our bankruptcy filing, we discontinued the remedial investigation/feasibility study (RI/FS) we had been conducting at unit 3 of the site and informed EPA that since our alleged liabilities at this site occurred before the Filing Date, we believe they constitute pre-petition liabilities subject to resolution in the bankruptcy proceedings. In September 2006, EPA filed claims exceeding $200 with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site; civil penalties, punitive damages and stipulated damages in connection with our termination of the RI/FS; and damages to natural resources. We expect that EPA’s claims will be resolved either through a negotiated settlement or through the claims process in the bankruptcy proceedings, where the validity and amounts of the asserted claims will have to be substantiated. The support behind the EPA’s claim provides no cost studies or other information which we have not already assessed in establishing the liability above. Based on the information presently known by us, we do not believe there is a probable and estimable liability beyond that which we have recorded.

Other Liabilities Related to Asbestos Claims

Until 2001, most of our asbestos-related claims were administered, defended and settled by the CCR, which settled claims for its member companies on a shared settlement cost basis. In 2001, the CCR was reorganized and discontinued negotiating shared settlements. Since then, we have independently controlled our legal strategy and settlements, using Peterson Asbestos Consulting Enterprise (PACE), a unit of Navigant Consulting, Inc., to administer our claims, bill our insurance carriers and assist us in claims negotiation and resolution. Some former CCR members defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2006, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2006, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related claims paid prior to the Filing Date.

Assumptions

The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there can be no assurance that our actual liability will not differ from what we currently project.

Lease Commitments

Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below;

	2007	2008	2009	2010	2011	Thereafter	Total

Lease Commitments	$71	$70	$56	$47	$33	$215	$492

	2006	2005	2004

Rental Expense	$121	$136	$146

Note 18.	Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities in 2005 and 2006 were as follows:

	Year Ended December 31,
	2006	2005

Balance, beginning of period	$91	$80
Amounts accrued for current period sales	51	61
Adjustments of prior accrual estimates	(2)	3
Change in accounting		(6)
Settlements of warranty claims	(53)	(44)
Foreign currency translation	3	(3)

Balance, end of period	$90	$91

In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based on the credit issued to the customer, to accounting for the warranty liabilities based on our costs to settle the claim. Management believes that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with U.S. GAAP, the $6 pre-tax cumulative effect of the change was effective as of January 1, 2005 and was reflected in the financial statements for the three months ended March 31, 2005. In the third quarter of 2005, the previously recorded tax expense of $2 was offset by the valuation allowance established against our U.S. net deferred tax assets. Warranty obligations are reported as current liabilities in the consolidated balance sheet.

Note 19.	Other Income (expense), net

Other income (expense), net included:

	Year Ended December 31,
	2006	2005	2004

Interest income	$37	$41	$13
DCC other income	34	16	(10)
DCC lease financing revenue	11	15	18
Gains (losses) from divestures and other asset sales	10	(28)	5
Government grants	13	15	8
Debt repurchase expenses			(157)
Other, net	35	29	38

Other income (expense), net	$140	$88	$(85)

Note 20.	Segments, Geographical Area and Major Customer Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments and related disclosures about products and services and geographic locations. SFAS No. 131 requires reporting on a single basis of segmentation. The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We currently have seven operating segments within two manufacturing business units (ASG and HVTSG).

We had previously reported the two business units, ASG and HVTSG as our operating segments. In the fourth quarter of 2006, senior management and our Board determined that ongoing formal performance review of the seven operating segments under the two primary business units was appropriate. Accordingly, we have expanded our disclosure of operating segments to include the additional segments identified in this note and discussed throughout this report.

ASG consists of five operating segments: Axle, Driveshaft, Sealing, Thermal and Structures.

HVTSG consists of two operating segments: Commercial Vehicle and Off-Highway.

Management also monitors shared services and other operations that are not part of the operating segments. These operations include businesses unrelated to the segments, transportation operations, other shared services, trailing liabilities of closed operations and other administrative costs.

Management evaluates DCC as if it were accounted for under the equity method of accounting rather than on the fully consolidated basis used for external reporting. This approach is followed because DCC is not homogeneous with our manufacturing operations in that its financing activities do not support the sales of our other operating segments, its financial and performance measures are inconsistent with those of our other operating segments, and it is in the process of liquidating all of its investments as discussed in Note 4. In addition, the financial covenants contained in the DIP Credit Agreement are measured with DCC accounted for on an equity basis. DCC is included as a reconciling item between the segment results and our loss before income tax.

Earnings before interest and taxes (EBIT) is the key internal measure of performance used by management as a measure of profitability for our segments. EBIT, a non-GAAP financial measure, represents earnings before interest and taxes, and excludes equity in earnings of affiliates. It includes sales less cost of sales less SG&A plus Other income (expense), net. Certain nonrecurring and unusual items like goodwill impairment, realignment charges and divestiture gains and losses are excluded from segment EBIT. It is a critical component of EBITDAR which is the measure used to determine compliance with our DIP Credit Agreement covenants. See Note 10 for information concerning the DIP Credit Agreement and covenants contained therein.

Information used to evaluate our operating segments is as follows:

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2006	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,202	$62	$(43)	$1,131	$89	$71
Driveshaft	1,152	168	92	591	46	37
Sealing	679	31	49	256	27	25
Thermal	283	5	26	194	18	9
Structures	1,174	27	(15)	416	58	63
Eliminations and other	77	(168)	(42)	18	1	3

Total ASG	5,567	125	67	2,606	239	208

HVTSG
Commercial Vehicle	1,683	7	39	444	19	35
Off-Highway	1,231	38	109	377	23	18
Administration and eliminations		(37)	(8)

Total HVTSG	2,914	8	140	821	42	53

Other Operations	23		(3)	280	5	7
Eliminations		(133)

Total Segments	$8,504	$—	$204	$3,707	$286	$268

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2005	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,407	$52	$6	$979	$39	$66
Driveshaft	1,129	162	112	493	36	35
Sealing	661	27	56	251	25	23
Thermal	312	3	58	187	9	10
Structures	1,288	41	2	460	63	63
Eliminations and other	144	(167)	(60)	(15)	7	8

Total ASG	5,941	118	174	2,355	179	205

HVTSG
Commercial Vehicle	1,540	6	(7)	396	52	31
Off-Highway	1,100	37	85	320	20	16
Administration and eliminations		(38)	(6)

Total HVTSG	2,640	5	72	716	72	47

Other Operations	30		(39)	236	13	5
Eliminations		(123)

Total Segments	$8,611	$—	$207	$3,307	$264	$257

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2004	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,245	$51	$67	$1,011	$71	$66
Driveshaft	1,041	159	125	507	23	36
Sealing	615	29	75	271	17	20
Thermal	314	7	71	198	8	10
Structures	1,108	40	(14)	470	64	54
Eliminations and other	61	(131)	(24)	629	2	8

Total ASG	5,384	155	300	3,086	185	194

HVTSG
Commercial Vehicle	1,359	8	75	313	50	31
Off-Highway	940	26	92	357	10	17
Administration and eliminations		(29)	(6)

Total HVTSG	2,299	5	161	670	60	48

Other Operations	92		(28)
Eliminations		(160)		381	8	8

Total Segments	$7,775	$—	$433	$4,137	$253	$250

The following table reconciles segment EBIT to the consolidated Loss from continuing operations before income tax:

	2006	2005	2004

Segment EBIT	$204	$207	$433
Shared services and administrative	(208)	(243)	(187)
Closed or divested operations’ costs	(25)	(33)	(30)
DCC EBIT	7	10	10
Impairment of goodwill	(46)	(53)
Impairment of other assets	(234)
Reorganization items, net	(141)
Interest expense	(115)	(168)	(206)
Realignment charges, not in segments	(81)	(47)	(48)
Sale of automotive aftermarket business			(46)
Other income not in segments	55	17	75
Repurchase of notes			(157)
Other	13	25	(9)

Loss from continuing operations before income tax	$(571)	$(285)	$(165)

Net assets at the business unit level are intended to correlate with invested capital. The amount includes accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.

Net assets differ from consolidated total assets as follows:

	2006	2005

Net assets	$3,707	$3,307
Accounts payable and other current liabilities	1,308	1,679
DCC’s assets in excess of equity	296	658
Other current and long-term assets	1,031	1,193
Assets of discontinued operations	392	521

Consolidated total assets	$6,734	$7,358

Although accounting for discontinued operations does not result in the reclassification of prior balance sheets, our segment reporting excludes the assets of our discontinued operations for all periods presented based on the treatment of these items for internal reporting purposes.

The differences between operating capital spend and depreciation shown by business unit and purchases of property, plant and equipment and depreciation shown on the cash flow statement result from the exclusion from the segment table of the amounts related to discontinued operations and our equity method of measuring DCC for operating purposes. DCC has no capital spending and depreciation is not included in the operating segment measures. DCC purchased equipment for lease to our manufacturing operations through 2002 and continues to lease that equipment to the business units. These operating leases have been included in the consolidated statements as purchases of assets and the assets are being depreciated over their useful lives.

Certain expenses incurred in connection with our realignment activities are included in the respective segment operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to realignment

Geographic Information

For consolidated net sales, no countries other than the U.S. and Canada account for 10% and only Brazil, Italy, Germany and Australia account for more than 5%. Sales are attributed to the location of the product entity recording the sale. Long-lived assets include property, plant and equipment, goodwill and equity investments in joint ventures. They do not include certain other non-current assets.

	Net Sales			Long-Lived Assets
	2006	2005	2004	2006	2005	2004

North America
United States	$4,204	$4,421	$4,093	$1,131	$1,265	$1,738
Canada	757	853	995	123	169	183
Mexico	210	136	130	138	185	161

Total North America	5,171	5,410	5,218	1,392	1,619	2,082
Europe
Italy	674	563	468	73	84	94
Germany	408	387	396	477	484	555
Other Europe	774	646	458	363	252	392

Total Europe	1,856	1,596	1,322	913	820	1,041
South America
Brazil	433	440	418	97	113	113
Other South America	421	395	124	112	111	126

Total South America	854	835	542	209	224	239
Asia Pacific
Australia	323	488	480	101	96	103
Other Asia Pacific	300	282	213	132	101	105

Total Asia Pacific	623	770	693	233	197	208

Total	$8,504	$8,611	$7,775	$2,747	$2,860	$3,570

	Net Sales
Sales to Major Customers	2006	2005	2004

Ford	$1,936	$2,234	$2,051
	23%	26%	26%
General Motors	$807	$990	$839
	10%	11%	11%

Export sales from the U.S. to international locations were $840, $939 and $278 in 2006, 2005 and 2004.

Quarterly Results (Unaudited)

	For the 2006 Quarters Ended
	March 31	June 30	September 30	December 31

Net sales	$2,197	$2,300	$2,009	$1,998

Gross profit	$104	$143	$60	$31

Net income (loss)	$(126)	$(28)	$(356)	$(229)

Net income (loss) per share
Basic	$(0.84)	$(0.19)	$(2.38)	$(1.51)
Fully diluted	$(0.84)	$(0.19)	$(2.38)	$(1.51)

	For the 2005 Quarters Ended
	March 31	June 30	September 30	December 31

Net sales	$2,149	$2,297	$2,119	$2,046

Gross profit	$129	$156	$104	$17
Net income (loss)	$16	$30	$(1,272)	$(379)
Net income (loss) per share
Basic	$0.11	$0.20	$(8.50)	$(2.54)
Fully diluted	$0.11	$0.20	$(8.50)	$(2.54)

Net loss in the third quarter of 2006 included a goodwill impairment charge of $46 and an impairment charge of $165 to reduce lease investments and other assets in DCC to their fair value less cost to sell. Net loss in the fourth quarter of 2006 included an impairment charge of $58 in connection with the sale of our 30% interest in GETRAG and $90 of realignment charges.

Net loss in the third quarter of 2005 includes a valuation allowance against deferred tax assets of $918 (including $817 related to the deferred tax asset balance at the beginning of the year) and includes an impairment charge of $275 for the three businesses that became held for sale in the fourth quarter of 2005. Net loss in the fourth quarter of 2005 includes goodwill impairments of $53 and realignment charges and long-lived asset impairments of $45 and includes a $123 charge to adjust the three businesses held for sale to their fair value less cost to sell.

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

				Adjustments
				arising
		Amounts		from change
	Balance at	charged		in currency	Balance at
	beginning	(credited)	Allowance	exchange rates	end of
Description	of period	to income	utilized	and other items	period

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for Doubtful Receivables	$22	$3	$(7)	$5	$23
Allowance for Credit Losses — Lease Financing	17	(17)			—
Valuation Allowance for Deferred Tax Assets	1,535	182	(4)	258	1,971
Allowance for Loan Losses	9	(3)		(6)	—

Total Allowances Deducted from Assets	$1,583	$165	$(11)	$257	$1,994

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for Doubtful Receivables	$36	$1	$(8)	$(7)	$22
Allowance for Credit Losses — Lease Financing	12	3		2	17
Valuation Allowance for Deferred Tax Assets	387	1,191		(43)	1,535
Allowance for Loan Losses	3	6			9

Total Allowances Deducted from Assets	$438	$1,201	$(8)	$(48)	$1,583

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for Doubtful Receivables	$38	$2	$(9)	$5	$36
Allowance for Credit Losses — Lease Financing	26	(10)	(1)	(3)	12
Valuation Allowance for Deferred Tax Assets	609	82	(304)		387
Allowance for Loan Losses	3	(2)	(1)	3	3

Total Allowances Deducted from Assets	$676	$72	$(315)	$5	$438

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

-None-

Item 9A.	Controls and Procedures

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

Management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as of December 31, 2006, in accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on that evaluation and the existence of certain material weaknesses discussed below under “Management’s Report on Internal Control Over Financial Reporting,” our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the oversight of the board of directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our CEO and CFO, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

(1)	Our financial and accounting organization was not adequate to support our financial accounting and reporting needs. Specifically, we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with Dana and training in the application of GAAP commensurate with our financial reporting requirements. The lack of a sufficient complement of personnel with an appropriate level of accounting knowledge, experience with Dana and training contributed to the control deficiencies noted in items 2 through 5 below.

(2)	We did not maintain effective controls over the completeness and accuracy of certain revenue and expense accruals. Specifically, we failed to identify, analyze, and review certain accruals at period end relating to certain accounts receivable, accounts payable, accrued liabilities (including restructuring accruals), revenue, and other direct expenses to ensure that they were accurately, completely and properly recorded.

(3)	We did not maintain effective controls over reconciliations of certain financial statement accounts. Specifically, our controls over the preparation, review and monitoring of account reconciliations primarily related to certain inventory, accounts payable, accrued expenses and the related income statement accounts were ineffective to ensure that account balances were accurate and supported with appropriate underlying detail, calculations or other documentation.

(4)	We did not maintain effective controls over the valuation and accuracy of long-lived assets and goodwill. Specifically, we did not maintain effective controls to ensure certain plants maintained effective controls to identify impairment of idle assets in a timely manner. Further, we did not maintain effective controls to ensure goodwill impairment calculations were accurate and supported with appropriate underlying documentation, including the determination of fair value of reporting units.

(5)	We did not maintain effective segregation of duties over transaction processes. Specifically, certain personnel with financial transaction initiation and reporting responsibilities had incompatible duties that allowed for the creation, review and processing of certain financial data without adequate independent review and authorization. This control deficiency primarily affects revenue, accounts receivable and accounts payable.

Each of the control deficiencies described in Items 1 through 3 resulted in the restatement of our annual consolidated financial statements for 2004, each of the interim periods in 2004 and the first and second quarters of 2005 and 2006, as well as certain adjustments, including audit adjustments, to our third quarter 2005 consolidated financial statements. The control deficiency described in 4 above resulted in audit adjustments to the 2005 annual consolidated financial statements. The control deficiency described in 2 above resulted in audit adjustments to the 2006 annual consolidated financial statements. Additionally, each of the control deficiencies described in 1 through 5 above could result in a misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. Management has determined that each of the control deficiencies described in Items 1 through 5 constitutes a material weakness.

In conducting our evaluation of the effectiveness of our internal control over financial reporting, management has excluded the Mexican Axle and Driveshaft operations (Dana Mexico Holdings) from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by us in purchase business combinations during 2006. Dana Mexico Holdings is a wholly-owned subsidiary whose total assets represent less than 2%, and whose total revenues represent less than 2% of the related consolidated financial statement amounts, as of and for the year ended December 31, 2006.

As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.

Remediation of 2005 Material Weakness — We believe the actions discussed below along with personnel changes have remediated our material weakness in the control environment at the Commercial Vehicle business unit as of December 31 2006.

Plan for Remediation of Material Weaknesses — We believe the steps described below, some of which we have already taken as noted herein, together with others that we plan to take, will remediate the material weaknesses which existed at December 31, 2006. Specifically, we believe the actions outlined below will address the material weaknesses.

•	We are committed to continuing a strong ethical and controls climate and ensuring that any employee concerned with activity believed to be improper will bring his or her concerns to the prompt attention of management, either directly or anonymously through our Ethics and Compliance Helpline. During 2006, we instituted an updated Standards of Business Conduct Online training program. This training program is mandatory and every employee must participate in the training as a condition of their employment with Dana. The training serves to renew our employees’ acknowledgment of their commitment to adhere to Dana’s Standards of Business Conduct.

•	We have augmented the GAAP training that is regularly part of our periodic controller conferences, web casts and outside continuing education programs by updating our GAAP training course. We held GAAP training sessions for financial personnel in the fall of 2006 and we will continue this training throughout 2007. Key areas of instruction for 2006 focused on Fixed Assets, Impairment of Long-Lived Assets, Inventory, Revenue Recognition, Contingencies and a general overview of GAAP. The training also included a brief overview of the reporting and other requirements under Chapter 11 of the Bankruptcy Code.

We have taken or plan to take the following additional steps to improve our internal control over financial reporting:

•	During 2006, we continued to augment the resources in our corporate accounting department, and in 2007 we will continue to add to the department’s staff and utilize external resources as appropriate;

•	Outside of the corporate accounting department, we will continue to add financial personnel as necessary throughout Dana to provide adequate resources with appropriate levels of experience and GAAP knowledge;

•	Continued emphasis is being placed by senior management in operations and information technology to develop specific remediation plans for all the control deficiencies, concentrating initially on those pertaining to the segregation of duties and other operations-based matters identified as material weaknesses;

•	We implemented central oversight for certain financial functions, including customer owned tooling and account reconciliations, and plans for additional areas of central oversight to process transactions which require specialized accounting knowledge are underway;

•	We are currently recruiting to replace the human resource professional assigned in 2006 to focus on the organizational development needs of the Finance group and to track the training and career paths of our finance personnel, reassess the competency requirements for our key financial positions and determine our overall financial staffing needs;

•	We continued the deployment of the account reconciliation software to additional facilities to allow for the access and review of reconciliations from a central location and will continue our training on and utilization of this tool by our management group;

•	We enhanced our corporate accounting policies in certain areas, including long-lived assets and goodwill, and will deploy additional policies globally;

•	As part of the ongoing transformation of our finance function, we will continue to centralize control and responsibility for routine, high-volume accounting activities in shared service centers or with third-party providers; and

•	We broadened the nature and extent of work that our internal audit department performs by increasing the size of the department and enhancing the competency of its people. However, due to the continued challenges of attracting and maintaining the optimal resources, we outsourced the internal audit services to Ernst & Young beginning in January 2007.

Changes in Internal Control Over Financial Reporting — Our management, with the participation of our CEO and CFO, evaluates any changes in our internal control over financial reporting that occurred during each fiscal quarter that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting. There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2006 that materially affected or was reasonably likely to materially affect our internal control over financial reporting:

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

Item 9B.	Other Information

-None-

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

We currently have nine non-management directors and one management director:

•	A. Charles Baillie, age 67, retired, was Chairman of the Board of The Toronto-Dominion Bank, a Canadian chartered bank which, with its subsidiaries, offers a full range of financial products and services, from 1998 to 2003, and Chief Executive Officer of Toronto-Dominion from 1997 to 2002. He has been a Dana director since 1998 and is also a director of Canadian National Railway Company and TELUS Corporation.

•	David E. Berges, age 57, has been Chairman of the Board and Chief Executive Officer of Hexcel Corporation, a leading advanced structural materials producer for composites used in aerospace and industrial applications, since 2001. He was also President of Hexcel from 2002 to February 2007. He has been a Dana director since 2004.

•	Michael J. Burns, age 55, has been Chief Executive Officer, President and a director of Dana since March 2004, and Chairman of the Board and Chief Operating Officer of Dana since April 2004. He was previously President of General Motors Europe, the European operations of General Motors, from 1998 to 2004. He is also a director of United Parcel Service, Inc.

•	Edmund M. Carpenter, age 65, retired, was President and Chief Executive Officer of Barnes Group Inc., a diversified international company serving a range of industrial and transportation markets, from 1998 to 2006. He has been a Dana director since 1991 and is also a director of Campbell Soup Company.

•	Richard M. Gabrys, age 65, has been Dean of the School of Business of Wayne State University since 2006 and President and Chief Executive Officer of Mears Investments LLC, a personal family investment company, since 2004. He was Vice Chairman of Deloitte & Touche LLP, a professional services firm providing audit and financial advisory services, from 1995 to 2004. He has been a Dana director since 2004 and is also a director of CMS Energy Corporation, La-Z-Boy Incorporated and TriMas Corporation.

•	Samir G. Gibara, age 67, retired, was Chairman of the Board of The Goodyear Tire & Rubber Company, which manufactures and markets tires and rubber, chemical and plastic products for the transportation industry and industrial and consumer markets, from 1996 to 2003, and Chief Executive Officer of Goodyear from 1996 to 2002. He has been a Dana director since 2004 and is also a director of International Paper Company.

•	Cheryl W. Grisé, age 54, has been Executive Vice President of Northeast Utilities, a regional provider of energy products and services, since 2005. She was Chief Executive Officer of Northeast Utilities’ principal operating subsidiaries from 2002 to January 2007, and President of Northeast Utilities’ Utility Group from 2001 through January 2007. She has been a Dana director since 2002 and is also a director of MetLife, Inc.

•	James P. Kelly, age 63, retired, was Chairman of the Board and Chief Executive Officer of United Parcel Service, Inc., a package delivery company and global provider of specialized transportation and logistics services, from 1997 to 2002. He has been a Dana director since 2002 and is also a director of AT&T Inc. and United Parcel Service, Inc.

•	Marilyn R. Marks, age 54, has been Chairman of the Board and Chief Executive Officer of Corporate Marks, LLC, a management advisory and consulting services company, since 2005. She has been a Dana director since 1994.

•	Richard B. Priory, age 60, retired, was Chairman of the Board and Chief Executive Officer of Duke Energy Corporation, a supplier of energy and related services, from 1997 to 2003. He has been a Dana director since 1996.

Under our By-Laws, each director will hold office until the election and qualification of a successor at an annual meeting of shareholders or until his or her earlier resignation or removal from the Board.

Executive Officers

For information about our executive officers, see “Executive Officers of the Registrant” in Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors, executive officers and persons who own more than 10% of our stock are required to file initial stock ownership reports and reports of changes in their ownership with the SEC. Under SEC rules, we must be furnished with copies of these reports. Based on our review of these reports and the representations made to us by such persons, we do not know of any failure by such persons to file a report required by Section 16(a) on a timely basis during 2006.

Code of Ethics

Our Standards of Business Conduct (the Standards) constitute the code of ethics that we have adopted for our employees, including our principal executive, financial and accounting officers. The Standards are designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the Standards to the persons identified therein; and (v) accountability for adherence to the Standards. A copy of the Standards is posted on our Internet website at http://www.dana.com/Investors, at the link to “Corporate Governance.” Copies are also available, at no charge, upon written request addressed to Dana Office of Business Conduct, P.O. Box 1000, Toledo, Ohio 43697.

If we adopt a substantive amendment to the Standards or grant a waiver or implicit waiver of any provision of the Standards relating to the above elements to our principal executive, financial or accounting officers, we will post a notice at the above Internet website address within four business days, describing the nature of the amendment or waiver (and, in the case of a waiver, the name of the person to whom it was granted and the date). For this purpose, our approval of a material departure from a provision of the Standards constitutes a “waiver” and our failure to take action within a reasonable period of time regarding a material departure from a provision of the Standards that has been made known to one of our executive officers constitutes an “implicit waiver.”

Procedures to Recommend Nominees to the Board

There have been no changes in the procedures for security holders to recommend nominees to our Board from those set out in our Proxy Statement dated March 18, 2005.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our accounting and financial reporting processes and the audits of our financial statements. All members of our Audit Committee are non-management directors who meet the independence requirements of Section 303A.02 of the Listed Company Manual of The New York Stock Exchange. The current members of our Audit Committee are Mr. Gabrys (Chairman), Mr. Carpenter, Mr. Gibara, Ms. Grisé and Ms. Marks. Our Board has determined that each of these individuals is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

This section contains management’s discussion and analysis of Dana’s executive compensation program, including the objectives of the program, how the program is administered, and the elements of compensation paid to our CEO and named executive officers.

Objectives and Overview

It is an underlying premise of our executive compensation program that the caliber, motivation and leadership of our senior management team make a significant difference in Dana’s performance. Historically, we have designed our programs to attract and retain highly qualified senior executives committed to Dana’s long-term success and have included incentives linked to our strategic business objectives. Before our bankruptcy filing, the program was comprised of three elements targeted at the median of those for selected peer group companies: (i) base salaries, (ii) short-term cash incentives linked to annual corporate, operating unit and/or individual performance objectives, and (iii) long-term equity-based incentives comprised of a mix of stock options or stock appreciation rights and performance shares that derived their value from corporate performance over multi-year periods and service-based restricted stock and restricted stock units.

Since our Chapter 11 filing, our executive compensation program has been designed to motivate our senior management team to attain performance goals that will allow us to continue as a going concern and to develop a reorganization plan that will enable us to emerge from bankruptcy positioned for long-term profitability and growth. During our reorganization proceedings, certain aspects of our executive compensation program are subject to the requirements of the Bankruptcy Code, as determined by the Bankruptcy Court.

Until we emerge from bankruptcy, the base salaries of our CEO, the named executive officers, and other senior executives participating in our Annual Incentive Plan, discussed under “Grants of Plan-Based Awards,” are generally frozen at the amounts in effect on March 1, 2006. During our reorganization proceedings, we have suspended long-term equity-based incentive grants and our executive stock ownership guidelines. We are continuing to provide our senior executives with annual cash incentives linked to corporate, product group and individual performance objectives under our Annual Incentive Plan.

Administration

Our Compensation Committee (also referred to in this section as the Committee) has overall responsibility for our executive compensation program. The Committee (i) reviews our executive compensation philosophy and strategy, (ii) sets the base salary and incentive opportunities for the CEO and a small group of key senior executives designated by the CEO (historically, 10 to 20 individuals) and the salary levels and incentive compensation opportunity levels for certain other executives designated by the CEO (historically, 40 to 60 individuals), (iii) establishes incentive compensation performance objectives for the CEO and executives designated by the CEO, and (iv) determines whether the performance objectives have been achieved and the incentive compensation has been earned. The Committee also (i) recommends to the Board, employment or consulting agreements, severance arrangements, change in control arrangements, perquisites and special, supplemental or non-qualified benefits for the CEO, and (ii) approves such agreements or benefits for key senior executives designated by the CEO.

The Board appoints the chairman and members of the Compensation Committee annually. Under its Charter, the Committee must have at least three members. All members must be non-management directors who meet applicable independence requirements under the Exchange Act, the SEC’s rules and regulations, and the requirements of the New York Stock Exchange (on which our stock was listed prior to our bankruptcy filing). They must also qualify as “non-employee directors” within the meaning of Exchange Act Rule 16b-3 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. Currently, the Committee members are Messrs. Priory (Chairman), Baillie, Berges, and Kelly.

The Compensation Committee has authority to retain outside compensation, legal, accounting and other advisors to assist it in performing its functions, at Dana’s expense and without Board approval. For some time, Frederic W. Cook & Co., Inc. (Cook) has served as the Committee’s independent compensation advisor.

In making compensation decisions, the Compensation Committee considers the advice of Cook; competitive market data provided by our outside compensation advisor, Mercer Human Resource Consulting, Inc. (Mercer); and the recommendations of our CEO (except with respect to his own compensation) and our Vice President, Human Resources. Mercer’s data compares our executive compensation levels and the relationship between our compensation levels and corporate performance to those of companies selected by the Committee, from time to time, with national and international operations and lines of business comparable to ours. The peer group currently consists of American Axle & Manufacturing, Inc.; ArvinMeritor, Inc.; BorgWarner Inc.; Caterpillar Inc.; Cooper Tire & Rubber Company; Cummins Inc.; Deere & Company; Delphi Corporation; Eaton Corporation; The Goodyear Tire and Rubber Company; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; Navistar International Corporation; Tenneco Inc.; TRW Automotive; and Visteon Corporation. While we are in bankruptcy, the Compensation Committee and management are also comparing our executive compensation to that in other large manufacturing companies undergoing Chapter 11 reorganizations. During 2006, comparisons were made to six manufacturing companies with more than $3.5 billion in sales: Armstrong World Industries, Inc.; Calpine Corporation; Collins & Aikman Corporation; Federal-Mogul Corporation; Owens Corning; and USG Corporation.

Base Salaries

The Compensation Committee sets the base salaries for the CEO and the key senior executives designated by the CEO annually. The Committee makes these salary determinations on an individual basis, taking the following factors into consideration without weighing them: the individual’s responsibilities, performance, contributions to Dana’s success, current salary, and tenure in the job; internal equity among positions; pay practices for comparable positions within the peer group companies; and, for the key senior executives designated by the CEO, the recommendations of the CEO and our Vice President, Human Resources. The Committee approves the salary levels for other senior executives designated by the CEO annually, based on the recommendations of the CEO and our Vice President, Human Resources. In recent years, salary determinations have been made at the Committee’s February meeting (the first scheduled meeting in the year and a time when results from the prior year are known to the Committee) and the base salaries have taken effect on March 1.

In February 2006, in light of our financial condition, the Compensation Committee set the 2006 annual base salaries for Messrs. Burns, Richter, DeBacker and Miller in the same amounts as they received in 2005. However, the Committee increased Mr. Stanage’s base salary from $280,000 to $336,000 in recognition of his promotion to President — Heavy Vehicle Products in late 2005. The Committee also froze the base salaries of other senior executives participating in our Annual Incentive Plan, except in the case of promotions or where local law mandates salary adjustments.

For 2007 and during our bankruptcy proceedings, the annual base salaries of our CEO, the named executive officers, and two other key members of Dana’s management team will be fixed at the salary levels in effect on March 1, 2006, under an Order of the Bankruptcy Court dated December 18, 2006 that is discussed below.

Annual Incentive Plan

For 2006, performance-based cash incentives were provided to critical and key employees of Dana and our subsidiaries (including Mr. Burns and the other named executive officers) under the Annual Incentive Plan, which was recommended by the Compensation Committee and approved by our Board in February 2006. This plan replaced our previous short-term incentive plan, the Additional Compensation Plan. For a discussion of the features of the Annual Incentive Plan and the 2006 performance objectives and payouts, see “Grants of Plan-Based Awards.” The adoption of the Annual Incentive Plan enabled us to redefine the categories of employees to whom award opportunities are available, provide incentives for interim (six-month) as well as full-year performance, and eliminate the deferral feature of the previous plan that was no longer viable as a result of U.S. tax law changes in 2004 applicable to nonqualified deferred compensation arrangements.

Performance-based incentives will be provided again in 2007 under the Annual Incentive Plan to critical and key employees of Dana and our subsidiaries (including Messrs. Burns, DeBacker, Miller and Stanage), based on the achievement of corporate EBITDAR performance goals that will be attainable at the target performance level if we achieve the benefits that we expect in 2007 from our reorganization initiatives. Participants with product group responsibilities will have, in addition to the corporate EBITDAR goals, product group performance goals that will be attainable at the target performance level if the groups achieve their projected results in 2007.

Long-Term Equity Compensation

In February 2004, the Compensation Committee restructured our long-term equity incentive program to move from fixed-share to dollar value grants based on market-competitive target values that it established for each of the executive pay grades. The Committee granted long-term equity incentives to senior executives (including Messrs. Richter and DeBacker, but not Messrs. Burns, Miller and Stanage, who had not then joined Dana). Following consultation with management, Mercer and Cook regarding the most effective mix of incentives, the Committee determined that the grants should consist of (i) stock options (50% of the target value) that vest over a four-year period and expire in 10 years; (ii) service-based restricted shares (20% of the target value) that vest in five years; and (iii) and performance shares (30% of the target value) that vest if we achieve a cumulative absolute earnings per share performance goal and/or a relative ROIC performance goal compared to our peer group companies over a three-year period (2004-2006). Subsequently, when they joined Dana, the Board approved long-term equity incentives for Mr. Burns and the Compensation Committee approved long-term equity incentives for Mr. Miller. Mr. Burns received the following long-term equity grants under his employment agreement (some of which were replacement grants designed to make up for compensation from his prior employer that was forfeited when he joined Dana): (i) 510,000 stock options (including 360,000 replacement options) that were to vest over a four-year period and expire in 10 years, (ii) 18,432 performance shares for the 2004-2006 performance period at the threshold payout level, and (iii) 165,687 restricted stock units, 141,110 of which had a three-year restricted period and have now vested and 24,577 of which had a five-year restricted period and will vest in 2009. Mr. Miller received (i) 83,403 stock options that were to vest over a four-year period and expire in 10 years, (ii) 5,151 restricted shares with a three-year restricted period, (iii) 15,187 restricted shares with a five-year restricted period, and (iv) 3,888 performance shares at the threshold payout level for the 2004-2006 performance period.

In February 2005, the Compensation Committee determined to continue the same formula for long-term equity incentives as in the prior year and granted senior executives (including Messrs. Burns, Richter, DeBacker and Miller) (i) stock options (50% of the target value) that were to vest over a four-year period and expire in 10 years; (ii) service-based restricted shares (20% of the target value) that vest in five years; and (iii) and performance shares (30% of the target value) that vest if we achieve a cumulative absolute earnings per share performance goal and/or a relative ROIC performance goal compared to our peer group companies over a three-year period (2005-2007). Subsequently, when Mr. Stanage joined Dana, the Committee approved the following long-term equity incentives for him: (i) 50,000 stock options that were to vest over a four-year period and expire in 10 years, (ii) 17,000 restricted shares with a three-year restricted period, and (iii) 2,500 performance shares for the 2005-2007 performance period at the threshold payout level.

In December 2005, for the reasons discussed in Note 14 to our consolidated financial statements under Item 8, the Compensation Committee approved the immediate vesting of all outstanding stock options with an exercise price of $15.00 or more per share. Consequently, all options granted in 2004 and 2005 have now vested.

In February 2006, the Compensation Committee determined that short-term cash incentives would be more appropriate than long-term equity incentives given our financial position. Consequently, long-term equity-based grants were suspended in 2006. However, in determining the amounts of the 2006 cash award opportunities to be granted to critical and key leaders under the Annual Incentive Plan, the Committee factored in a portion of the value of long-term equity-based awards that would have been granted under past practices.

The Compensation Committee has reviewed our results for the 2004-2006 performance period and determined that the performance goals for the period were not achieved. Consequently, all performance shares granted for the 2004-2006 period have been forfeited. Moreover, based on our results to date in the 2005-2007 performance period, we do not expect to achieve the performance goals for that period either and we expect that the performance shares for that period will also be forfeited.

Executive Agreements

Prior to our bankruptcy filing, Mr. Burns had built a core management team consisting of Mr. DeBacker (Vice President, General Counsel and Secretary with responsibility for the Risk Management, Environmental Services, Government Affairs and Corporate Communications Departments); Mr. Miller (Vice President — Purchasing, with responsibility for our supply chain management system and for containing and reducing our costs of purchased goods and services); Mr. Stanage (President — Heavy Vehicle Products, with responsibility for our worldwide commercial and off-highway vehicle manufacturing and assembly operations); Thomas Stone (President — Traction Group, with global responsibility for our axle manufacturing and assembly operations); and Ralf Goettel (who leads our Sealing Products group on a worldwide basis and serves as the senior executive for our operations in Europe).

Following our bankruptcy filing, the Board charged the Compensation Committee with determining how best to motivate Mr. Burns and this team to achieve an expedient and successful reorganization and compensate them appropriately for their efforts during the demanding reorganization process. During our Chapter 11 process, in addition to their business responsibilities, this team is negotiating with our bondholders, creditors, customers, vendors, labor unions, and retirees — which constituencies, at times, have conflicting interests and agenda for the reorganized Dana — and developing a plan of reorganization for the Debtors.

The Compensation Committee prepared a proposal for the terms under which Mr. Burns and the other five members of his core management team would be compensated during the reorganization proceedings. In developing the proposal, the Committee, through its Chairman, Mr. Priory, considered the individuals’ responsibilities, their pre-petition compensation arrangements, and the range of reasonableness for our industry peers and similar Chapter 11 debtors (based on relevant compensation data developed by Mercer) and reviewed its proposal with the Committee’s independent advisor, Cook.

Following extensive negotiations with the UCC and other of the Debtors’ constituencies on the original proposal and subsequent revisions, as well as court hearings on the matter, on December 18, 2006, the Bankruptcy Court authorized us to enter into an amendment to Mr. Burns’ 2004 employment agreement and executive agreements with Messrs. DeBacker, Miller and Stanage on the terms discussed under the caption “Executive Agreements.”

Perquisites

In 2004, the Compensation Committee reviewed the costs of Dana’s executive perquisite program and the results of a Mercer survey of perquisites offered by 16 companies in the automotive parts and equipment industry. The survey indicated that our perquisite program was somewhat more generous than the typical practices of the survey respondents. As a result, commencing in 2005, we took steps to reduce the number and cost of perquisites available to our executives. Currently, we offer the following perquisites to approximately 50 active executives (including Mr. Burns and the other named executive officers except Mr. Hiltz): a vehicle allowance; life insurance with a policy value of three times salary; accidental death and dismemberment insurance; professional financial, tax and estate planning services; and reimbursement for taxes payable by the executives on the value of these perquisites (except for the vehicle allowance and accidental death and dismemberment insurance). In addition, Messrs. Burns, DeBacker and Miller have company-

provided home security systems for which we pay the system monitoring costs and we reimburse them for the costs of home Internet access. Mr. Richter had all of the foregoing benefits before his retirement.

Retirement Benefits

The Compensation Committee takes retirement benefits provided by Dana into account in determining total compensation for our senior executives. The retirement benefits available to Mr. Burns and the other named executive officers are discussed under “Pension Benefits.”

Change of Control Arrangements

Historically, our CEO and a limited number of senior executives have had individual agreements with Dana providing for severance payments and other benefits in the event of a change of control of the company. Messrs. Burns, DeBacker and Miller had individual change of control agreements at the end of 2006. From 2003 through 2006, the Dana Corporation Change of Control Severance Plan provided for severance payments and benefits to designated senior managers, key leaders and corporate staff (other than those executives with individual agreements) in the event of a change of control of Dana. Mr. Stanage participated in that plan, which expired at the end of 2006.

Adjustment of Performance-Based Compensation

In 2005, the Board adopted a policy regarding the adjustment of performance-based compensation in the event of a restatement of our financial results. The policy provides for the Compensation Committee to review all bonuses and other compensation paid or awarded to our executive officers based on the achievement of corporate performance goals during the period covered by a restatement. If the amount of such compensation paid or payable to any executive officer based on the originally reported financial results differs from the amount that would have been paid or payable based on the restated financial results, the Committee makes a recommendation to the independent members of the Board about whether to seek recovery from the officer of any compensation exceeding that to which he or she would have been entitled based on the restated results or to pay to the officer additional amounts to which he or she would have been entitled based on the restated results, as the case may be.

Pursuant to this policy, following the restatement of our financial statements for the first and second quarters of 2005 and fiscal years 2002 through 2004, the Compensation Committee reviewed the performance-based compensation that had been paid or awarded to our executive officers based on the achievement of corporate performance goals during the periods covered by these restatements. Based on that review, the Committee determined that the restatements affected award payments under our equity-based plans in only one year, and in an immaterial amount in that year. Consequently, the Committee recommended that there be no adjustments to the performance-based compensation of the executive officers and the independent Board members concurred with this recommendation.

Impact of Accounting and Tax Treatments

Deductibility of Executive Compensation — Historically, it has been a tenet of our executive compensation philosophy that performance-based compensation provided to the CEO and other senior managers who are “covered employees” under Section 162(m) of the Internal Revenue Code (the Code) should comply with the Code requirements that qualify such compensation as tax-deductible for Dana, unless the Compensation Committee determines that it is in Dana’s best interests in individual circumstances to provide compensation that is not tax-deductible. From time to time, the Committee approves compensation that does not meet the Section 162(m) requirements in order to ensure competitive levels of compensation for our senior executives. For 2006, the amount of base salary shown in the Summary Compensation Table for Mr. Burns in excess of $1,000,000 and all of his incentive compensation under the Annual Incentive Plan were not deductible for federal income tax purposes.

Nonqualified Deferred Compensation — The American Jobs Creation Act of 2004 changed the tax rules applicable to nonqualified deferred compensation arrangements, including those under our Additional

Compensation Plan, Director Deferred Fee Plan, Stock Incentive Plan, 1999 Restricted Stock Plan, and certain individual compensation arrangements. While the final regulations have not become effective yet, if any payment under these programs or arrangements would result in the imposition of tax on Dana under these rules, we may modify the payment to avoid the imposition of the tax, to the extent permitted under applicable law.

Accounting for Stock-Based Compensation — Since January 1, 2006, we have accounted for stock-based payments under our equity-based plans in accordance with the requirements of SFAS No. 123(R). There is more information about this accounting treatment in Note 14 to our consolidated financial statements in Item 8.

Summary Compensation Table

The following table shows the compensation for 2006 earned by or paid to our principal executive officer, our principal financial officers, and our three other most highly compensated executive officers serving at the end of the year (collectively, the named executive officers) for services rendered during the year in all capacities to Dana and our subsidiaries. None of the named executive officers received Dana stock awards or stock options in 2006.

					Change in
					Pension
					Value and
					Nonquali-
					fied
				Non-Equity	Deferred	All Other
Name and				Incentive Plan	Compensation	Compensation	Total
Principal Position	Year	Salary ($)		Compensation ($)(1)	Earnings ($)(2)	($)(3)	($)(4)

Michael J. Burns,	2006	1,035,000		1,035,000	597,222	221,778	2,889,000
Chairman and Chief
Executive Officer
Kenneth A. Hiltz,	2006	0	(5)	0	0	3,694	3,694
Chief Financial
Officer (appointed effective March 6, 2006)
Robert C. Richter,	2006	91,667	(6)	0	0	477,633	569,300
Chief Financial Officer (retired effective March 1, 2006)
Michael L. DeBacker,	2006	405,000		243,000	275,591	151,530	1,075,121
General Counsel and Secretary
Paul E. Miller,	2006	375,000		225,000	187,738	49,300	837,038
Vice President — Purchasing
Nick L. Stanage,	2006	326,667		168,000	69,066	30,758	594,491
President — Heavy Vehicle Products

(1)	This column shows the cash incentive awards earned for first-half 2006 performance under our Annual Incentive Plan, as discussed under the caption “Grants of Plan-Based Awards.” Messrs. Hiltz and Richter did not participate in that plan. We report cash incentive awards in the year in which they are earned, regardless of whether payment is made then or in the following year or deferred for future distribution.

(2)	This column shows the aggregate increase in the actuarial present value of the named executive officers’ accumulated benefits under all defined benefit and actuarial pension plans from December 31, 2005 to December 31, 2006, the pension plan measurement dates used for financial reporting purposes with respect to our audited consolidated financial statements for fiscal years 2005 and 2006. The table below provides further details. Mr. Hiltz does not participate in our pension plans.

Name	Plan or Arrangement	Change in Value

Mr. Burns	Individual Supplemental Executive Retirement Plan	$597,222
Mr. DeBacker	Dana Corporation Retirement Plan (CashPlus)	48,605
	Dana Corporation Excess Benefits Plan	41,513
	Dana Corporation Supplemental Benefits Plan	185,473
Mr. Miller	Individual Supplemental Executive Retirement Plan	187,738
Mr. Stanage	Individual Supplemental Executive Retirement Plan	69,066

The change in pension value shown for Mr. Burns consists of $263,453 in service credits based on his 2006 earnings, plus $340,465 in interest credits on his notional account, less a $6,696 offset for the portion of the increase in his account balance under the SavingsWorks Plan attributable to employer contributions. The value of the service credits was calculated based on the 30 years of service with Dana that Mr. Burns is deemed to have under his employment agreement. If the value of the service credits had been calculated based on Mr. Burns’ actual years of service with Dana (two years), it would have been $61,747 (rather than $263,453).

The present value of Mr. DeBacker’s accumulated benefits under the Supplemental Benefits Plan was calculated based on the assumption that he will take early retirement on December 31, 2009, since no benefits will be payable to him under this plan if he retires after 2009.

(3)	This column shows the aggregate value of all compensation earned by the named executive officers during 2006 and not reported elsewhere in the Summary Compensation Table. The total values shown for the individuals include the following perquisites and benefits:

•	Mr. Burns — $88,726 for aggregate tax reimbursements (related to supplemental life insurance premiums, professional services and personal use of a company vehicle); $83,480 for supplemental life insurance premiums; and amounts for personal financial planning services, a vehicle allowance for part of the year, use of a company vehicle for part of the year, use of company aircraft, company contributions to his SavingsWorks Plan 401(k) account, costs of monitoring a home security system and providing communications equipment and home Internet access, an accidental death and dismemberment insurance premium and a matching gift to an educational institution under the Dana Foundation Matching Gifts Program, discussed under “Director Compensation.”

•	Mr. Hiltz — the incremental cost of providing housing in company facilities while he is working at Dana’s corporate offices.

•	Mr. Richter — $350,000 for consulting fees (post-retirement through December 31, 2006); $62,364 for supplemental life insurance premiums; $54,485 for aggregate tax reimbursements (related to supplemental life insurance premiums and professional services); and amounts for personal financial and tax planning services, a car allowance, an accidental death and dismemberment insurance premium and costs of monitoring a home security system and providing home Internet access.

•	Mr. DeBacker — $73,805 for supplemental life insurance premiums; $63,379 for aggregate tax reimbursements (related to supplemental life insurance premiums); and amounts for a vehicle allowance, an accidental death and dismemberment insurance premium and costs of monitoring a home security system and providing communications equipment and home Internet access.

•	Mr. Miller — amounts for a vehicle allowance; personal financial planning services; aggregate tax reimbursements (related to professional services); supplemental life insurance premiums; company contributions to his SavingsWorks Plan 401(k) account; relocation expenses; and amounts for an accidental death and dismemberment insurance premium and costs of monitoring a home security system and providing communications equipment and home Internet access.

•	Mr. Stanage — amounts for a vehicle allowance; personal financial planning services; aggregate tax reimbursements (related to professional services); company contributions to his SavingsWorks Plan

401(k) account; and amounts for supplemental life and accidental death and dismemberment insurance premiums.

(4)	This column shows the sum of the amounts reported in the preceding four columns.

(5)	Mr. Hiltz is a temporary Dana employee and did not receive a salary from Dana in 2006. He is serving as our Chief Financial Officer pursuant to an agreement between Dana and APServices LLP (APS) under which APS is providing his services in that capacity for a monthly fee of $125,000, plus out-of-pocket expenses. This agreement has been approved by the Bankruptcy Court.

(6)	This column shows Mr. Richter’s salary up to his retirement. His consulting fees for the remainder of 2006 are included in the “All Other Compensation” column.

Grants of Plan-Based Awards

The following table contains information about the non-equity incentive awards received by Messrs. Burns, Miller, DeBacker and Stanage in 2006 under our Annual Incentive Plan. Messrs. Richter and Hiltz did not participate in the Annual Incentive Plan. None of our named executive officers received equity-based incentive awards, stock awards, or stock options in 2006.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold	Target	Maximum
Name	($)	($)	($)

Mr. Burns	1,035,000	2,070,000	4,140,000
Mr. Hiltz	—	—	—
Mr. Richter	—	—	—
Mr. DeBacker	243,000	486,000	972,000
Mr. Miller	225,000	450,000	900,000
Mr. Stanage	168,000	336,000	672,000

The Annual Incentive Plan was approved by our Board in February 2006. It is intended to provide performance-based incentives for 2006 and 2007 to key employees of Dana and our subsidiaries. Award opportunities under the plan are available to three groups of employees. These are “Critical Leaders” (individuals with a significant impact on our overall performance, whose efforts are required to meet our financial goals) and “Key Leaders” (individuals with operational or administrative responsibilities that are vital to the results of our product groups or the management of our corporate support functions) who are designated by the Compensation Committee and “Dana Leaders” (individuals with operational or administrative responsibilities important to the results of specific facilities within our product groups or specific corporate support functions) who are designated by Mr. Burns. For 2006, the Compensation Committee designated 16 individuals (including Messrs. Burns, DeBacker, Miller and Stanage) as Critical Leaders and 34 individuals as Key Leaders, and Mr. Burns designated approximately 1,500 individuals as Dana Leaders.

Payout opportunities for participants under the Annual Incentive Plan are based on first-half and full-year performance measures and goals established by the Board, upon the recommendation of the Compensation Committee, for awards at threshold, target and superior performance levels.

For 2006, the Board selected EBITDAR as the corporate performance objective to correlate with the measure of financial performance that we and our lenders track under our financing arrangements. For purposes of the plan, “EBITDAR” was defined as (i) the sum of net income (or net loss); interest expense and facility fees, unused commitment fees, letter of credit fees and similar fees; income tax expense; depreciation expense; amortization expense; non-recurring, transactional or unusual losses deducted in calculating net income, less non-recurring, transactional or unusual gains added in calculating net income; cash “Restructuring Charges” (non-recurring and other one-time costs incurred in connection with the reorganization or discontinuation of Dana’s and our subsidiaries’ businesses, operations and structures resulting from facility closures and the consolidation, relocation or elimination of operations and related employee severance, termination, relocation and training costs), to the extent deducted in computing net income and settled in cash during the year in an aggregate amount not to exceed $75 million; non-cash Restructuring Charges and related non-cash losses and other non-cash charges resulting from the write-down in the valuation of any assets of Dana and our subsidiaries; “Professional Fees” (legal, appraisal, financing, consulting and other advisor fees incurred in connection with the Debtors’ bankruptcy proceedings, reorganization and the DIP Credit Agreement); and minority interest expense; less (ii) equity earnings of affiliates and interest income. The EBITDAR calculations were made on a consolidated basis for Dana and its subsidiaries (other than DCC, which was accounted for on an equity basis for the purpose of these calculations) and included discontinued operations.

The 2006 EBITDAR goals were (i) $141.6 million at the threshold payout level and $170.9 million at the target payout level for the first six months of the year and (ii) $290 million at the threshold payout level, $350 million at the target payout level, and $440 million at the maximum payout level for the full year. The corporate goals applied to all plan participants except those in businesses to be divested, who had goals based solely on the performance of their businesses. In addition, a portion of the incentive opportunity for participants in Dana’s continuing product groups was based on the achievement of performance goals set for their groups.

Under the Annual Incentive Plan, the amount of potential payouts varies depending on the extent to which the performance goals are achieved. For 2006, the payout opportunities for achievement at the target EBITDAR level ranged from 12% to 200% of the participants’ annual base salaries as of March 1, 2006, depending upon their responsibilities. The payout opportunities for the named executive officers at the target level were: for Mr. Burns, 200% of his salary; for Messrs. DeBacker and Miller, 120% of their salaries; and for Mr. Stanage, 100% of his salary. The payout opportunities for the named executive officers at the threshold level were 50% of the target payouts and the payout opportunities for superior performance were 200% of the target payouts. Under the plan, the Compensation Committee may make discretionary adjustments to any full-year awards payable to Critical Leaders or Key Leaders based on the achievement of pre-established individual performance goals, and Mr. Burns has the same authority to make discretionary adjustments to full-year awards payable to Dana Leaders, provided that all such discretionary adjustments in any plan year are within the Board’s total incentive compensation budget for the plan for the year.

Under the Annual Incentive Plan, payouts are calculated and paid (if earned) semi-annually. Amounts earned and paid for six-month performance are not returned if full-year performance goals are not achieved. For 2006, payment opportunities for the first six months were based on performance in that period and capped at 100% of the six-month target payout. Payout opportunities for the full year were based on full-year performance and capped at 200% of the target payout, less amounts previously paid for six-month performance. For the first six months of 2006, Dana’s EBITDAR, calculated under the plan definition, was $185.9 million. Since this return exceeded the six-month EBITDAR threshold goal, plan participants with corporate goals (including those in product groups that achieved their first-half goals) received payouts for first-half 2006 performance. Participants in businesses to be divested also received first-half awards in those cases where the businesses achieved their first-half goals. The payouts received by Messrs. Burns, DeBacker, Miller and Stanage for first-half 2006 performance are shown in the Summary Compensation Table. For full-year 2006, Dana’s EBITDAR, calculated under the plan definition, was $265 million. Since this return did not meet the full-year threshold EBITDAR goal, there were no further payouts for full-year 2006 performance for any participants with corporate goals and no opportunities for discretionary adjustments for such participants under the plan. Two businesses to be divested achieved at least threshold performance of their full-year goals and participants in those businesses received payouts for full-year 2006 performance.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table contains information about unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards held by our named executive officers as of December 31, 2006. Mr. Hiltz has no Dana equity awards. Mr. Richter retired during 2006 and had no equity awards at the end of the year. None of the named executive officers had any unearned options at the end of the year.

	Option Awards				Stock Awards
								Equity
								Incentive
								Plan
							Equity	Awards:
							Incentive	Market or
							Plan	Payout
							Awards:	Value of
							Number	Unearned
		Number of			Number	Market	of Unearned	Shares,
	Number of	Securities			of Shares	Value of	Shares,	Units or
	Securities	Underlying			or Units	Shares	Units or	Other
	Underlying	Unexer-			of Stock	of Stock	Other	Rights
	Unexer-	cised	Option		That Have	That Have	Rights	That
	cised	Options (#)	Exercise	Option	Not	Not	That Have	Have Not
	Options (#)	Unexer-	Price	Expira-	Vested	Vested	Not Vested	Vested
Name	Exercisable	cisable(1)	($)	tion Date	(#)(2)	($)(3)	(#)(4)	($)(5)

Mr. Burns	510,000		21.82	02/28/14	127,508	177,236	37,641	52,321
	321,543		15.94	02/13/15
Mr. Hiltz
Mr. Richter
Mr. DeBacker	12,000		38.44	07/20/07	19,249	26,756	7,102	9,872
	12,000		52.56	07/19/08
	12,000		45.50	07/18/09
	15,000		23.06	07/16/10
	36,000		25.05	07/15/11
	36,000		15.33	07/15/12
	27,000	9,000	8.34	04/20/13
	22,000		22.34	02/08/14
	60,622		15.94	02/13/15
Mr. Miller	83,403		20.19	05/02/14	31,046	43,154	7,102	9,872
	60,662		15.94	02/13/15
Mr. Stanage	12,500	37,500	13.35	05/29/15	17,164	23,858	2,500	3,475

(1)	Of the options shown in this column, Mr. DeBacker’s 9,000 options will vest on April 21, 2007, and Mr. Stanage’s 37,500 options will vest in three installments of 12,500 options each on August 29, 2007, 2008 and 2009, subject to acceleration upon a change in control of Dana.

(2)	This column shows unvested restricted shares and restricted stock units granted under our 1999 Restricted Stock Plan and/or our Stock Incentive Plan, including additional shares or units accrued in lieu of cash dividends. The table below shows the vesting dates for these shares and units, subject to pro rata acceleration upon a change in control of Dana.

Number of
Shares or
Units of
Stock That
Name	Have Not Vested	Vesting Date

Mr. Burns	50,034 units	03/01/07
	25,915 units	03/01/09
	51,559 shares	02/14/10
Mr. DeBacker	4,252 shares	04/16/07
	5,271 shares	02/09/09
	9,726 shares	02/14/10
Mr. Miller	5,396 shares	05/03/07
	15,924 shares	05/03/09
	9,726 shares	02/14/10
Mr. Stanage	17,164 shares	08/29/08

(3)	The aggregate values in this column were computed by multiplying (i) the number of unvested restricted shares and restricted stock units in the preceding column by (ii) the closing price of our stock on the OTC Bulletin Board (OTCBB) on December 29, 2006 (the last trading day of the year).

(4)	This column shows unearned performance shares granted under our Stock Incentive Plan for the 2005-2007 performance period at the threshold performance level.

(5)	The aggregate values in this column were computed by multiplying (i) the number of performance shares in the preceding column by (ii) the closing price of our stock on the OTCBB on December 29, 2006. We do not expect that the goals for the 2005-2007 performance period will be achieved, but if earned, Mr. Burns’ performance shares will be paid in shares of Dana stock and the performance shares of the other named executive officers will be paid in cash in an amount equal to the fair market value of Dana stock on December 31, 2007.

Option Exercises and Stock Vested

The following table contains information about the stock awards for the named executive officers that vested in 2006. Mr. Hiltz has no Dana stock options or stock awards. None of the other named executive officers exercised any Dana stock options during 2006.

	Stock Awards
	Number of Shares
	Acquired on Vesting	Value Realized
Name	(#)(1)	on Vesting ($)(2)

Mr. Burns	50,035	92,565
Mr. Hiltz
Mr. Richter	27,684	92,765
Mr. DeBacker	8,761	11,652
Mr. Miller
Mr. Stanage

(1)	For Mr. Burns, this column shows restricted stock units, including additional units credited in lieu of cash dividends, which vested on March 1, 2006, upon the expiration of the restricted period. Mr. Burns elected in 2004 to defer the distribution of the shares that he would otherwise have received upon the vesting of these restricted stock units until the date of his termination of employment with Dana for any reason and to take a lump sum distribution of the shares at that time. As a result of our bankruptcy filing, Mr. Burns has an unsecured creditor’s claim for these shares.

For Mr. Richter, this column shows (i) 17,987 restricted shares, including additional shares credited in lieu of cash dividends, which vested on February 12, 2006, upon the expiration of the restricted period, and (ii) 9,697 restricted shares and the related restricted stock units into which they had been deferred, including additional shares and units credited in lieu of cash dividends, which vested on March 1, 2006, upon his retirement from Dana.

For Mr. DeBacker, this column shows restricted shares, including additional shares credited in lieu of cash dividends, which vested on April 17, 2006, upon the expiration of the restricted period.

(2)	The aggregate values in this column were computed, in each case, by multiplying the number of vested shares or stock units by the closing price of Dana stock on the principal U.S. market for the stock on the vesting date or the last prior business day.

Pension Benefits

The following table contains information with respect to the plans that provide for payments or other benefits to our named executive officers at, following, or in connection with retirement. The number of years of credited service and the actuarial present values in the table are computed as of December 31, 2006, the pension plan measurement date used for reporting purposes with respect to our consolidated financial statements in Item 8. Mr. Hiltz does not participate in our pension plans. Mr. Richter retired from Dana during 2006 and received the lump sum distributions of his pension benefits that are shown in the table.

			Present
		Number	Value of	Payments
		of Years	Accumulated	During
		Credited	Benefit	2006
Name	Plan Name	Service (#)	($)	($)

Mr. Burns	Individual Supplemental Executive Retirement Plan	30	7,384,973
Mr. Hiltz	—
Mr. Richter	Dana Corporation Retirement Plan (CashPlus)			319,491
	Dana Corporation Excess Benefits Plan			726,784
	Dana Corporation Supplemental Benefits Plan			368,475
Mr. DeBacker	Dana Corporation Retirement Plan (CashPlus)	27	514,237
	Dana Corporation Excess Benefits Plan	27	261,813
	Dana Corporation Supplemental Benefits Plan	27	411,424
Mr. Miller	Individual Supplemental Executive Retirement Plan	2	463,070
Mr. Stanage	Individual Supplemental Executive Retirement Plan	1	90,618

Supplemental Executive Retirement Plans

Mr. Burns is eligible to receive a supplemental retirement benefit under his employment agreement, which is discussed under “Executive Agreements.” Under this arrangement, in 2004, Dana established a notional account on Mr. Burns’ behalf and credited $5,900,000 to that account. The initial credit was intended to provide Mr. Burns with the non-qualified retirement benefit that he forfeited when he terminated his prior employment to join Dana. Annual service-based credits and interest credits are made to this account each year as if Mr. Burns were participating in the CashPlus Plan (discussed below), without regard to certain legal limits on compensation and benefits that apply to the CashPlus Plan. For the purpose of determining the annual service-based credits, Mr. Burns is deemed to have completed 30 years of service with Dana. As a result, the annual service-based credit Mr. Burns earns each year is equal to 6.4% of his earnings, up to one-fourth of the social security wage base for the year ($94,200 for 2006), plus an additional 12.8% of his earnings in excess of this threshold. Interest credits to his notional account were credited for 2006 at the same 5.0% rate used for interest credits under the tax-qualified CashPlus Plan. (See Note 2 to the Summary Compensation Table for information about the difference in the value of Mr. Burns’ 2006 service credits based on his 30 years of deemed service compared to the value based on his two years of actual service.) The benefit payable to Mr. Burns under this arrangement will be offset by the vested account balance he has under our SavingsWorks Plan, other than the portion of such balance attributable to his elective deferrals. The balance credited to Mr. Burns’ notional account is subject to a five-year vesting requirement (with partial acceleration in the event of termination of his employment by Dana without cause or by Mr. Burns for good reason, or his death or disability).

In connection with our reorganization, on December 18, 2006, the Bankruptcy Court authorized us to assume Mr. Burns’ employment agreement with certain modifications to his supplemental retirement benefit. As modified, (i) Dana will assume 60% of the benefit accrued for Mr. Burns as of March 3, 2006, upon our consummation of a plan of reorganization and (ii) the remaining 40% of his accrued benefit will remain an allowed general unsecured claim in the Bankruptcy Cases, unless Dana terminates its defined benefit pension plans. In that event, 100% of Mr. Burns’ supplemental benefit will remain a general unsecured claim in the Bankruptcy Cases. In addition, all service credits and interest accrued to Mr. Burns’ notional account after March 3, 2006, will be allowed as an administrative claim in the Bankruptcy Cases.

Messrs. Miller and Stanage have individual Supplemental Executive Retirement Plans designed to provide them with certain non-qualified retirement benefits forfeited when they terminated their prior employment to join Dana.

Under the terms of Mr. Miller’s plan, if he continues employment with Dana to his normal retirement age (age 62), he will receive a normal retirement benefit of $2,283,000 payable in a lump sum, as well as an additional lump sum payment of $200,000 in consideration for retiree healthcare protection he forfeited upon joining Dana. If Mr. Miller dies, becomes disabled or is involuntarily terminated from employment by Dana for any reason other than “cause” (as defined in the plan) before he reaches age 62, he (or his estate) will be entitled to a portion of his normal retirement benefit (not exceeding 100%) equal to the greater of (i) his normal retirement benefit multiplied by a fraction, the numerator of which is his years of credited service (as shown in the above table) and the denominator of which is 10, or (ii) 75% of his normal retirement benefit. If, after May 3, 2009, but prior to age 62, Mr. Miller elects to retire or resign voluntarily or his employment is terminated by Dana for cause, in lieu of any other benefit payable under the plan, he will be entitled to a pro rata portion (not exceeding 100%) of his normal retirement benefit, calculated by multiplying his normal retirement benefit by a fraction, the numerator of which is his years of credited service and the denominator of which is 10. Mr. Miller’s retirement benefit and the payment in lieu of his prior retiree healthcare benefit will become fully vested in the event of a “change in control” of Dana (as defined in the plan and subject to Internal Revenue Code Section 409A) and he will be entitled to a lump sum payment within 30 days.

Under the terms of Mr. Stanage’s plan, if he continues employment with Dana to his normal retirement age (age 62), he will receive a normal retirement benefit of $2,095,500, payable in a lump sum. If Mr. Stanage dies, becomes disabled or is involuntarily terminated from employment by Dana for any reason other than “cause” (as defined in the plan) before he reaches age 62, he (or his estate) will be entitled to a portion of his normal retirement benefit (not exceeding 100%) equal to the greater of (i) his normal retirement benefit multiplied by a fraction, the numerator of which is his years of credited service (as shown in the above table) and the denominator of which is 15-4/12, or (ii) 50% of his normal retirement benefit. If, after August 29, 2010, but prior to age 62, Mr. Stanage elects to retire or resign voluntarily or his employment is terminated by Dana for cause, in lieu of any other benefit payable under the plan, he will be entitled to a pro rata portion (not exceeding 100%) of his normal retirement benefit, calculated by multiplying his normal retirement benefit by a fraction, the numerator of which is his years of credited service and the denominator of which is 15-4/12. Mr. Stanage’s normal retirement benefit will become fully vested in the event of a “change in control” of Dana (as defined in the plan and subject to Internal Revenue Code Section 409A) and he will be entitled to a lump sum payment within 30 days.

In connection with our reorganization, on December 18, 2006, the Bankruptcy Court authorized Dana to assume Messrs. Miller’s and Stanage’s supplemental retirement benefits unless Dana terminates its defined benefit pension plans. In that event, their supplemental benefits will remain allowed general unsecured claims in the Bankruptcy Cases.

Dana Corporation Retirement Plan (the CashPlus Plan)

The Dana Corporation Retirement Plan is a cash balance plan (a type of non-contributory defined benefit pension plan in which the participants’ benefits are expressed as individual accounts). Management employees (and most other non-union employees) first employed by Dana before January 1, 2003, participate in this plan. Mr. DeBacker is currently the only named executive officer who participates in this plan.

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

A participant employed by Dana on July 1, 1988 (when this plan was converted to a cash balance plan) also earns a transition benefit designed to provide a retirement benefit under this plan comparable to the benefit that would have been received under the predecessor plan. A participant earns this transition benefit ratably over the period from July 1, 1988, to his or her 62nd birthday, except that in the event of a change in control of Dana (as defined in the plan), the participant will be entitled to the entire transition benefit. The accumulated service credits and the transition benefit are credited with interest annually, in an amount (generally not less than 5%) established by our Board.

We are not currently contemplating any changes to this plan, as a result of our bankruptcy filing, that would effect the payment of benefits already accrued thereunder. However, we expect to freeze benefit accruals under this plan by July 1, 2007, so that no additional service credits will accrue thereafter.

Dana Corporation Excess Benefits Plan

U.S. federal tax law imposes maximum payment and covered compensation limitations on tax-qualified pension plans. Dana has an Excess Benefits Plan which covers all employees eligible to receive retirement benefits under any funded tax-qualified defined benefit plan of the company, including the CashPlus Plan, whose pension benefits are affected by these limitations. Mr. DeBacker is currently the only named executive officer who participates in this plan. This plan provides that Dana will pay from its general funds any amounts that exceed the federal limitations and any amounts that are not paid under the CashPlus Plan due to earnings being reduced by deferred bonus payments. In the event of a change of control of Dana (as defined in the plan), participants will receive lump-sum payments of all benefits previously accrued and will be entitled to continue to accrue benefits thereunder. Claims for benefits accrued under this non-qualified plan prior to our bankruptcy filing are pre-petition claims and there can be no assurance that such amounts will be paid. At this time, we have made no decision about whether to assume this plan as part of our reorganization.

Dana Corporation Supplemental Benefits Plan

Dana also has a Supplemental Benefits Plan that covers certain U.S.-based senior management who participated in the predecessor to the CashPlus Plan as of June 30, 1988. Mr. DeBacker is currently the only named executive officer who participates in this plan. Under this plan, a participant who retires before the end of 2009, will be entitled to receive the difference between the aggregate benefits that he or she will receive under the CashPlus and Excess Benefits Plans and, if greater, a percentage of the benefit that he or she would have been entitled to receive under the predecessor plan to the CashPlus Plan in effect before July 1, 1988. That percentage is 70% in the event of retirement in the years 2005 through 2009. The predecessor plan formula is based on 1.6% of final monthly earnings (as defined in the plan) for each year of credited service, less 1.6% of a participant’s Social Security benefit for each year of accredited service up to 25 years. In the event of a change of control of Dana (as defined in the plan), participants will receive lump-sum payments of all benefits previously accrued and will be entitled to continue to accrue benefits thereunder. Claims for benefits accrued under this non-qualified plan prior to our bankruptcy filing are pre-petition claims and there can be no assurance that such amounts will be paid. At this time, we have made no decision about whether to assume this plan as part of our reorganization.

Non-Qualified Deferred Compensation

Historically, our non-qualified Additional Compensation Plan, discussed in Note 14 to our consolidated financial statements in Item 8, provided an opportunity for key employees of Dana, our subsidiaries and affiliates who were designated by our Compensation Committee to earn annual cash bonuses and to elect to defer the receipt of such bonuses. The deferral feature of this plan was suspended effective January 1, 2005. Starting in 2006, cash bonus opportunities have been provided under the Annual Incentive Plan, rather than under the Additional Compensation Plan.

Messrs. Burns, Richter, Miller and DeBacker were eligible to defer compensation under the Additional Compensation Plan before January 1, 2005, and Messrs. Richter and DeBacker elected to do so. Both deferred their compensation into stock accounts under the plan. During 2006, there were no contributions to these stock accounts, no earnings on the accounts, and no withdrawals or distributions from the accounts. At December 31, 2006, the units in Mr. Richter’s stock account were valued at $38,043 and the units in Mr. DeBacker’s account were valued at $9,503. We calculated these values assuming that each unit is equal to one share of Dana stock and using the closing price of our stock on the OTCBB on December 29, 2006 (the last trading day of the year). Following our bankruptcy filing, Messrs. Richter and DeBacker have general unsecured creditors’ claims with respect to these units and there can be no assurance that they will receive full or any payment of the deferred amounts.

Historically, we reported any amounts earned by our named executive officers under the Additional Compensation Plan in the Summary Compensation Table in the year in which such amounts were earned, whether payment was made in that year or deferred for future distribution.

Executive Agreements

Michael J. Burns

We entered into an employment agreement with Mr. Burns when he joined the company in 2004. Pursuant to this agreement, Mr. Burns is entitled to receive various compensation and benefits (including annual salary, other annual incentive compensation and long-term incentive equity grants) and is eligible to receive a supplemental retirement benefit, as discussed under “Pension Benefits.”

In an Order dated December 18, 2006, the Bankruptcy Court authorized us to assume Mr. Burns’ employment agreement, with certain conditions and limitations, subject to the execution of documentation reasonably acceptable to the Creditors Committee (UCC), among others. Mr. Burns’ agreement, as assumed, will be amended to provide, among other things, for the continuation of his pre-petition salary, the continuation of his participation in our Annual Incentive Plan, and his participation in a long-term incentive compensation program that will be subject to the achievement of certain EBITDAR targets in 2007 and 2008, subject to the limitation that his annual incentive compensation and his long-term incentive compensation may not exceed $5.5 million in any year while we are in bankruptcy. We expect to enter into an amendment to Mr. Burns’ employment agreement consistent with this Order.

Mr. Burns’ employment agreement, will continue in effect until it is terminated due to death or disability, by us with or without cause, or by Mr. Burns with or without good reason. Upon a termination of employment without cause by us or a termination by Mr. Burns for good reason, Mr. Burns will be entitled to severance payments equal to the maximum amount permissible under the Bankruptcy Code, determined consensually with the UCC, or if no consensus is reached, as determined by the Bankruptcy Court.

We also have an agreement with Mr. Burns that will become operative upon a “change of control” of Dana (as defined in the agreement) if he is then employed by us. If this agreement becomes operative, Mr. Burns will continue to receive not less than his total compensation in effect at the time the agreement became operative and will continue to participate in our executive incentive plans with at least the same reward opportunities and with perquisites, fringe benefits and service credits for benefits at least equal to those that were provided prior to the date the agreement became operative.

If Mr. Burns is terminated by Dana without cause or terminates his employment for good reason after a change of control, he will be entitled to receive a lump sum payment equal to the lesser of the amount which is equal to three years of his compensation or the amount of compensation which he would have received before he reaches age 65. For the purpose of calculating the lump sum payment, compensation means his base salary plus the greater of the average of his highest annual bonus over the three preceding years or his target annual bonus as of the date of termination. In addition, he will be entitled to continue his participation under our employee benefit plans and programs for a period of three years, unless benefit coverage is provided by another employer, and will be entitled to certain outplacement benefits.

Under this agreement, if an excise tax is imposed under Internal Revenue Code Section 4999 on payments received by Mr. Burns due to a change of control of Dana, we will generally pay him an amount that will net him the amount he would have received if the excise tax had not been imposed. However, if the change of control payments do not exceed 110% of the highest amount that would not trigger the excise tax under Treasury Department regulations, the amount of such payments will be reduced to the amount necessary to avoid the imposition of the excise tax entirely.

Under this agreement, following a change of control of Dana, Mr. Burns has agreed not to disclose any confidential information about the company to others while employed by Dana or thereafter and not to engage in competition with Dana for three years following his termination of employment (or for one year if he is terminated by Dana without “cause” or if he terminates his employment for “good reason,” as these terms are defined in the agreement).

Michael L. DeBacker

Mr. DeBacker has a change of control agreement with Dana that is substantially similar to Mr. Burns’ change of control agreement, discussed above.

Paul E. Miller

Mr. Miller has a Supplemental Executive Retirement Plan which is discussed under “Pension Benefits” and a change of control agreement with Dana that is substantially similar to Mr. Burns’ change of control agreement, discussed above.

Mr. Miller also has a non-competition and severance agreement with Dana. Under this agreement, if, after May 3, 2006, we terminate his employment without “cause” (as defined in the agreement), we will pay him (i) a pro-rata portion of his target annual bonus for the year in which the termination occurs; (ii) any accrued but unpaid salary, vacation pay and previously deferred salary; and (iii) for a period of 12 months, a monthly payment equal to one-twelfth of the sum of his annual base salary immediately prior to the date of termination and his target annual bonus for the year in which the termination occurs, less any other amounts payable to him in respect of salary or bonus continuation under any of our severance plans or policies. In addition, for the period of 12 months following the date of such termination, we will provide Mr. Miller and his eligible dependents with continued participation in all welfare benefits under the welfare plans in which he participated immediately prior to termination and service credit for vesting purposes under his Supplemental Executive Retirement Plan as if he had remained employed during the 12-month period. Under this agreement, Mr. Miller has agreed to certain confidentiality, non-disclosure and non-competition obligations. In addition, as a condition precedent to the receipt of the foregoing benefits, Mr. Miller must execute a release, releasing Dana from all claims arising out of his employment and the termination of his employment.

Nick L. Stanage

Mr. Stanage has a Supplemental Executive Retirement Plan which is discussed under “Pension Benefits.”

Agreements for Messrs. DeBacker, Miller and Stanage

In accordance with its December 18, 2006 Order, the Bankruptcy Court authorized us to enter into agreements with Messrs. DeBacker, Miller and Stanage providing, among other things, for the continuation of pre-petition salary for each executive, continuation of participation in our Annual Incentive Plan, and participation in a long-term incentive program similar to the program described above for Mr. Burns, subject to the limitation that the annual incentive compensation and long-term incentive compensation for these executives (plus Messrs. Stone and Goettel) may not exceed a combined total of $7.01 million in any year while we are in bankruptcy. We expect to enter into agreements with these executives consistent with this Order.

Robert C. Richter

As previously discussed in our SEC reports, Mr. Richter entered into a Consulting Agreement with Dana in connection with his retirement from the company on March 1, 2006. Under this agreement, Mr. Richter served in an advisory and consulting capacity to Dana following his retirement until March 1, 2007. He received a consulting fee of $35,000 per month for such services and was reimbursed for his out-of-pocket business expenses.

Potential Payments upon Termination or Change-in-Control

The section contains information about potential payments to the named executive officers in the event of termination of employment with Dana or a change of control of Dana. In each case, we assumed that the triggering event took place on December 29, 2006, and for the purpose of valuing equity compensation, we used the closing price of Dana common stock on the OTCBB on that date. Information is not provided with respect to (i) potential payments under arrangements that were available generally to all salaried employees and did not discriminate in favor of the executive officers (such as our vacation accrual policy, disability programs, health care programs, severance plan, and tax-qualified defined contribution SavingsWorks and SavingsPlus Plans) and (ii) options to acquire Dana common stock held by the named executive officers (since the exercise price of all such options exceeded the closing price of our stock on December 29, 2006). Potential payments indicated in the event of the named executive officer’s death would have been made to his estate or beneficiary. The information in this section does not take into account the impact of our bankruptcy filing on the ability of the named executive officers to realize any or all of the value of their pre-petition arrangements.

Michael J. Burns

Retirement Benefits — The retirement benefits due to Mr. Burns under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Burns’ employment agreement, in the event of his death, disability, termination by Dana without cause, or termination by Mr. Burns for good reason, he would have received a lump sum payment of $6,581,874, representing a supplemental retirement benefit payable from the notional account established by Dana on his behalf when he joined the company. In exchange for these and the severance benefits discussed below, Mr. Burns agreed not to disclose any confidential information about Dana to others while employed by the company or thereafter; not to engage in competition with Dana for two years following his termination of employment; and not to make or publish any statements in the two years following termination that would disparage Dana (including our subsidiaries and affiliates) or our directors, officers, employees, products or operations.

Severance Compensation — Under Mr. Burns’ employment agreement, in the event of his termination other than for cause, death or disability, he would have been entitled to receive (i) monthly severance payments for two years, each equal to one-twelfth of his annual base salary and his target annual bonus (a total of $6,210,000) and (ii) medical, dental, disability and life insurance benefits for himself and/or his dependents and beneficiaries for two years, comparable to those benefits provided to other senior executives (an estimated value of $150,194). In the event of his termination due to disability, he would have been entitled to receive the monthly severance payments for a period of six months (a total of $1,552,500), less any payments received under any disability or pension plan of the company.

Change of Control — Under Mr. Burns’ change of control agreement with Dana, in the event of his termination for any reason other than death, disability or cause following a change in control of Dana and upon executing a release of certain claims against Dana, he would have been entitled to receive a (i) lump sum cash payment of severance compensation in the amount of $9,315,000, representing three years of annual salary and annual bonuses; (ii) health, welfare and other benefits for three years, comparable to those provided to similarly situated Dana senior executives, their dependents and family members prior to termination (an estimated value of $225,292); (iii) service credits for his supplemental executive retirement benefit for three years (an estimated total value of $790,359); (iv) continued financial, estate and tax planning services for three years (an estimated total value of $45,000); and (v) outplacement services fees (up to $35,000). In the event of Mr. Burns’ death or disability during the three years following a change of control, he would be entitled to the severance benefits through the end of the month of his death or for up to six months following his disability, as applicable. In exchange for these benefits, Mr. Burns agreed not disclose any confidential information about Dana to others either while employed by the company or thereafter; not to engage in competition with Dana for three years following the event of termination; and not to make or publish any statements within the year following his termination that would disparage Dana (including our subsidiaries and affiliates) or our directors, officers, employees, products or operations.

Under his employment agreement, in the event of a termination of employment by Mr. Burns for good reason following a change of control of Dana, he would have been entitled to a lump sum cash payment of $7,384,973, the balance in his notional account.

Restricted Shares — Under the terms of his grants, in the event of Mr. Burns’ death, disability, retirement or termination by Dana without cause, he would have been entitled to receive a pro rata portion of his restricted Dana shares equal to 18,905 shares (valued at $26,278).

Restricted Stock Units — Under the terms of Mr. Burns’ grants, in the event of his death, disability, termination by Dana without cause, termination by Mr. Burns for good reason, or a change of control of Dana, he would have been entitled to receive a pro rata portion of his units equal to 154,482 Dana shares (valued at $214,730).

Performance Shares — Under the terms of Mr. Burns’ 2005 grant, in the event of his death, he would have been entitled to receive a pro rata portion (at target level) of his performance shares for the 2005-2007 performance period equal to 50,188 Dana shares (valued at $69,761). In the event of his disability or retirement, or in the event of his termination by Dana without cause and upon his execution of a release in favor of Dana, he would have been entitled to receive a distribution by May 1, 2008, of a pro rata portion of his performance shares based on Dana’s actual performance during the 2005-2007 performance period, measured at the end of the period.

Robert C. Richter

Mr. Richter retired from service with Dana effective March 1, 2006. The compensation paid to him in connection with his retirement is set out and discussed in the tables and accompanying notes in Item 11.

Kenneth A. Hiltz

Mr. Hiltz is not entitled to receive any compensation from Dana upon termination of his engagement as our CFO. Under our agreement with APServices LLP (APS), if Mr. Hiltz is terminated for any reason other than cause, APS will be entitled to receive a pro rata portion of the $125,000 monthly fee we pay for his services, based on services completed up to the termination date.

Michael L. DeBacker

Deferred Compensation — Under the terms of the Additional Compensation Plan, in the event of Mr. DeBacker’s retirement, termination of service or death, he would have been entitled to receive the value of the 6,837 units ($9,503) in his stock account under the plan, payable in the form of cash and/or Dana stock and in a lump sum payment or installments at his election. In the event of a change of control of Dana, he would have been entitled to receive the value of the units in a lump sum cash payment.

Retirement Benefits — The retirement benefits due to Mr. DeBacker under certain qualifying terminations of employment are described under the heading “Pension Benefits.” In the event of Mr. DeBacker’s retirement, under the Excess Benefits Plan, he would have been entitled to receive either a lump sum payment of $274,875 or monthly annuity payments of $1,755, at his election. Under the Supplemental Benefits Plan, he would have been entitled to receive either a lump sum payment of $620,827 or monthly annuity payments of $3,324, at his election. In the event of a change of control of Dana, he would have been entitled to receive the foregoing lump sum payments under those plans.

Change of Control — Under Mr. DeBacker’s Change of Control Agreement with Dana, in the event of his termination following a change of control of Dana and upon executing a release of certain claims against Dana, he would have been entitled to receive (i) a lump sum payment in the amount of $2,673,000; (ii) benefits under Dana’s benefit plans for a period of three years (an estimated value of $204,120), unless benefit coverage was provided by another employer; (iii) continued financial, estate planning and tax planning services for three years (an estimated value of $30,000); and (iv) outplacement services fees (up to $35,000). In the event of Mr. DeBacker’s death or disability during the three years following a change of control, he would be entitled to the severance benefits through the end of the month of his death or for up to six months following his disability, as applicable. In exchange for these benefits, Mr. DeBacker agreed not to disclose any confidential information about the company to others while employed by Dana following a change of control or thereafter; not to engage in competition with the company for a period of one to three years following termination of employment, depending on the circumstances of termination; and not to make or publish any statements within the year following his termination that would disparage Dana (including our subsidiaries and affiliates) or our directors, officers, employees, products or operations.

Restricted Shares — Under the terms of his grants, in the event of Mr. DeBacker’s death, disability, retirement or termination by Dana without cause, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 10,520 shares (valued at $14,623).

Performance Shares — Under the terms of Mr. DeBacker’s 2005 grant, in the event of his death, he would have been entitled to receive a cash payment of $13,161, representing a pro rata portion of his performance shares (at target level) for the 2005-2007 performance period. In the event of his disability or retirement, or in the event of his termination by Dana without cause and upon his execution of a release in favor of Dana, he would have been entitled to receive a distribution by May 1, 2008, of a pro rata portion of his performance shares based on Dana’s actual performance during the 2005-2007 performance period, measured at the end of the period.

Paul E. Miller

Retirement Benefits — The retirement benefits due to Mr. Miller under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Miller’s Supplemental Executive Retirement Plan, in the event of his death, disability, or involuntary termination by Dana other than for cause, he would have been entitled to receive a lump sum payment of $1,712,250. In the event of a change in control of Dana, he would have been entitled to receive a lump sum payment of $2,483,000.

Severance Compensation — Under the terms of Mr. Miller’s Non-Competition and Severance Agreement with Dana, in the event of his termination by Dana without cause, he would have been entitled to receive (i) monthly severance payments for one year, each equal to one-twelfth of his annual base salary and his target annual bonus (a total of $825,000), reduced by any amounts payable to him under other Dana severance plans or arrangements; (ii) welfare benefits for himself and/or his dependents for one year, comparable to those provided to him immediately prior to termination (an estimated value of $9,971); and (iii) benefits due to him under his Supplemental Executive Retirement Plan (valued at $1,712,250). In exchange for these benefits, Mr. Miller agreed not to disclose any confidential information about Dana to others while employed by the company or thereafter; not to compete with or make disparaging statements about Dana while employed by the company and for one year after termination; and not to make or publish any statements within the year following his termination that would disparage Dana (including our subsidiaries and affiliates) or our directors, officers, employees, products or operations.

Change of Control — Under Mr. Miller’s Change of Control Agreement with Dana, in the event of his termination by Dana without cause or by Mr. Miller for good reason following a change in control of Dana, he would have been entitled to receive (i) annual lump sum severance payments for three years, based on his salary and target annual bonus prior to termination (a total of $2,475,00), reduced by any amounts payable to him with respect to salary and bonus under other Dana severance plans or arrangements; (ii) health and welfare benefits for himself and his family for three years, comparable to those he received prior to termination or those available to other senior executives of the company, whichever was most favorable to him (an estimated value of $29,912), secondary to benefits provided by another employer; (iii) financial, estate planning and tax services comparable to those received prior to termination or by other executives after termination (an estimated value of $30,000); and (iv) outplacement services (up to $35,000). Under this agreement, Mr. Miller agreed not to disclose any confidential information about Dana to others while employed by the company or thereafter and not to engage in competition with the company for a period of one to three years following termination of employment (depending on the circumstances of termination).

Restricted Shares — Under the terms of his grants, in the event of Mr. Miller’s death, disability, retirement or termination by Dana without cause, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 16,439 shares (valued at $22,850).

Performance Shares — Under the terms of Mr. Miller’s 2005 grant, in the event of his death, he would have been entitled to receive a cash payment of $13,161, representing a pro rata portion of his performance shares (at target level) for the 2005-2007 performance period. In the event of his disability or retirement, or in the event of his termination by Dana without cause and upon his execution of a release in favor of Dana, he would have been entitled to receive a distribution by May 1, 2008, of a pro rata portion of his performance shares based on Dana’s actual performance during the 2005-2007 performance period, measured at the end of the period.

Nick L. Stanage

Retirement Benefits — The retirement benefits due to Mr. Stanage under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Stanage’s Supplemental Executive Retirement Plan, in the event of his death, disability, or involuntary termination by Dana other than for cause, he would have been entitled to receive a lump sum payment of $1,047,750. In the event of a change in control of Dana, he would have been entitled to receive a lump sum payment of $2,095,500.

Severance Compensation — Under Dana’s Change of Control Severance Plan (which expired on December 31, 2006), following a change of control of Dana and upon his execution of a release of certain claims against Dana, in the event of Mr. Stanage’s death, disability, termination by Dana without cause or termination by Mr. Stanage for good reason, he would have been entitled to receive a (i) separation payment in the amount of $1,344,000, based his annual base salary and annual bonus target and (ii) health and welfare benefits for two years, at the level provided to active employees (an estimated value of $31,188).

Restricted Shares — Under the terms of Mr. Stanage’s grant, in the event of his death, disability, retirement or termination by Dana without cause, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 7,628 shares (valued at $10,603).

Performance Shares — Under the terms of Mr. Stanage’s 2005 grant, in the event of his death, he would have been entitled to receive a cash payment of $4,633, representing a pro rata portion of his performance shares (at target level) for the 2005-2007 performance period. In the event of his disability or retirement, or in the event of his termination by Dana without cause and upon his execution of a release in favor of Dana, he would have been entitled to receive a distribution by May 1, 2008, of a pro rata portion of his performance shares based on Dana’s actual performance during the 2005-2007 performance period, measured at the end of the period.

Director Compensation

The following table contains information about the compensation of our non-management directors for 2006. Mr. Burns, the Chairman of the Board, is not included in this table as his compensation for 2006 is fully reflected in the Summary Compensation Table. None of our non-management directors received any Dana stock awards or option awards in 2006 and none of them participates in our pension plans.

		Non-Equity
	Fees Earned or	Incentive Plan	All Other
	Paid in Cash	Compensation	Compensation	Total
Name	($)(1)	($)(2)	($)(3)	($)

A.C. Baillie	144,528	45,000	1,560	191,088
D.E. Berges	159,000	45,000	3,600	207,600
E.M. Carpenter	140,757	45,000	4,600	190,357
R.M. Gabrys	184,757	45,000	98	229,855
S.G. Gibara	154,000	45,000	2,603	201,603
C.W. Grisé	155,757	45,000	3,100	203,857
J.P. Kelly	145,451	45,000	100	190,551
M.R. Marks	150,500	45,000	99	195,599
R.B. Priory	204,500	45,000	106	249,606

(1)	This column shows the aggregate fees earned or paid in cash in 2006 for services on our Board and Board committees, as discussed in the text below.

(2)	This column shows “completion compensation” earned in 2006, as discussed in the text below. While there can be no assurance that the performance conditions for the payment of this compensation will be met, we believe that achievement of the conditions is probable.

(3)	We furnish our non-management directors with $25,000 in group term life insurance. This column includes insurance premiums of $60 per director for this coverage and reimbursements to all directors (except Mr. Baillie, who is a Canadian citizen) averaging $41 each for the related taxes paid by U.S. citizens.

Under the Dana Foundation Matching Gifts Program, the Dana Foundation matches gifts to accredited U.S. educational institutions made by current and retired Dana directors and certain full-time employees and retirees. In the Foundation’s fiscal year ending March 31, 2006, annual aggregate matches of up to $7,500 per donor were permitted. Currently, the maximum annual aggregate match for new gifts is $2,500 per donor. During 2006, the Foundation matched gifts to educational institutions under this program in the amounts of $1,500 for Mr. Baillie, $3,500 for Mr. Berges, $4,500 for Mr. Carpenter, $2,500 for Mr. Gibara, and $3,000 for Ms. Grisé.

Fees for Board Service

Each of our non-management directors receives an annual retainer of $70,000 for Board service. The annual retainer was increased from $40,000 in June 2006 pursuant to authorization from the Bankruptcy Court in order to replace annual equity-based awards valued at $75,000, which were formerly granted under the Director Deferred Fee Plan (discussed in Note 14 to our consolidated financial statements in Item 8), and suspended in 2006.

In April 2006, our Board appointed Mr. Priory as its Presiding Director. His responsibilities as such include chairing the executive sessions of the independent directors and providing feedback to Mr. Burns, the Board Chairman, with respect to matters discussed in those sessions. He also advises Mr. Burns regarding the agenda and scheduling of Board meetings. Mr. Priory receives an annual fee of $30,000 for services as the

Presiding Director, plus a payment of $3,000 for each full or partial day when he is performing such services out of town and not at the time performing other services for the Board or its committees.

The Chairmen of our Audit Committee and Compensation Committee receive annual retainers of $15,000 for such service and the other committee members receive annual retainers of $5,000. The Chairmen of our Finance Committee and Governance and Nominating Committee receive annual retainers of $10,000 for such service and the other committee members receive annual retainers of $2,500.

Our non-management directors receive fees of $1,500 for each Board and committee meeting attended in person and $1,000 for each meeting attended telephonically. They may attend all committee meetings, whether or not they are members of the committee. In addition, they are reimbursed for their expenses in connection with travel to and from, and attendance at, Board and committee meetings.

Completion Compensation

Pursuant to authorization from the Bankruptcy Court in June 2006, our non-management directors will receive cash payments of $45,000 per annum as “completion compensation” upon Dana’s emergence from Chapter 11 or the occurrence of other circumstances specified for the payment of “completion” fees to the financial professionals retained by the Debtors in the Bankruptcy Cases under Section 328(a) of the Bankruptcy Code. Payment of the completion compensation is subject to the right of the U.S. Trustee and the statutory committees appointed in the Bankruptcy Cases to object to the reasonableness of the amount. If any non-management directors have resigned at the payment date, they will be paid on a pro rata basis as and when the directors serving through the payment date are compensated.

Compensation Committee Interlock and Insider Participation

During 2006, (i) no member of our Compensation Committee was an officer or employee (or former officer or employee) of Dana or had any relationship requiring disclosure under Item 404 of Regulation S-K of the SEC, and (ii) no executive officer of Dana served as a member of the board of directors or the compensation committee of another entity, one of whose executive officers served on our Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Compensation Committee

Richard B. Priory, Chairman
A. Charles Baillie
David E. Berges
James P. Kelly

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table contains information as of December 31, 2006, about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

	Number of Securities to
	be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights(1)	Warrants and Rights(2)	for Future Issuance(3)

Equity compensation plans approved by security holders	12,853,669	$23.44	10,204,221
Equity compensation plans not approved by security holders

Total	12,853,669	$23.44	10,204,221

(1)	This column includes (i) 12,480,069 shares subject to options and SARs outstanding under our Stock Incentive Plan, 1993 and 1998 Directors Stock Option Plans, and Echlin Inc. 1992 Stock Option Plan, (ii) securities to be issued relating to an aggregate of 298,318 restricted stock units outstanding under our Stock Incentive Plan and 1989 and 1999 Restricted Stock Plans, and (iii) 75,282 performance shares granted to Mr. Burns at the target performance level under our Stock Incentive Plan for the 2005-2007 performance period which, if earned, will be distributed in the form of Dana stock. Based on results to date, we do not expect that the goals for this performance period will be achieved or that these performance shares will vest.

This column does not include (i) 254,287 units credited to employees’ stock accounts under our Additional Compensation Plan and 217,075 units credited to non-management directors’ stock accounts under our Director Deferred Fee Plan, all of which units may be distributed in the form of cash and/or stock according to the terms of those plans, or (ii) 361,364 performance shares granted to participants other than Mr. Burns at target under our Stock Incentive Plan for the 2005-2007 performance period which, if earned, will be distributed in the form of cash according to the terms of the grants.

(2)	In calculating the weighted average exercise price in this column, we excluded the restricted stock units and performance shares referred to in Note 1, since they have no exercise price.

(3)	This column includes the following shares of stock available for future issuance under our equity compensation plans: 271,615 shares under our Additional Compensation Plan; 230,707 shares under our Director Deferred Fee Plan; 488,789 shares under our 1989 Restricted Stock Plan (as dividend equivalents to be credited on outstanding grants); 618,352 shares under our 1999 Restricted Stock Plan; and 8,594,758 shares under our Stock Incentive Plan.

Security Ownership of More Than 5% Beneficial Owners

The following persons have filed reports with the SEC indicating that they beneficially own more than 5% of our common stock.

	Number of Shares	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class

Appaloosa Investment Limited Partnership I(1)	22,500,000	14.8%
26 Main Street
Chatham, NJ 07928
Brandes Investment Partners, L.P.(2)	11,045,488	7.35%
11988 El Camino Real, Suite 500
San Diego, CA 92130
Harbinger Capital Partners Master Fund I, Ltd.	8,701,000	5.8%
c/o International Fund Services (Ireland) Limited
Third Floor, Bishop’s Square, Redmond’s Hill
Dublin 2, Ireland(3)

(1)	In a Schedule 13G dated March 7, 2006, Appaloosa Investment Limited Partnership I reported that it beneficially owned 11,992,500 Dana shares, with shared voting and dispositive powers for all such shares and that Palomino Fund Ltd. beneficially owned 10,507,500 Dana shares, with shared voting and dispositive powers for all such shares and Appaloosa Management L.P., Appaloosa Partners Inc., and David A. Tepper each beneficially owned 22,500,000 Dana shares, with shared voting and dispositive powers for all such shares.

(2)	In a Schedule 13G dated February 14, 2007, Brandes Investment Partners, L.P. reported that it, Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson, and Jeffrey A. Busby each beneficially owned 11,045,488 Dana shares, with shared voting power for 8,591,566 of such shares and shared dispositive power for all of them.

(3)	In a Schedule 13D dated June 5, 2006, Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Offshore Manager, L.L.C. reported that they and HMC Investors, L.L.C., Harbert Management Corporation, Philip Falcone, Raymond J. Harbert, and Michael D. Luce each beneficially owned 8,701,000 Dana shares, with shared voting and dispositive powers for such shares.

Security Ownership of Directors and Executive Officers

The following table shows information about beneficial ownership of our common stock as of March 1, 2007, by our directors, named executive officers, and directors and executive officers as a group, as furnished to us by such persons. The address of these beneficial owners is 4500 Dorr Street, Toledo, Ohio 43615. The number of shares beneficially owned by any director and by our directors and executive officers as a group did not exceed 1% of our shares outstanding on March 1, 2007.

		Stock Units
	Number of Shares	Representing Deferred
Name of Beneficial Owner	Beneficially Owned(1)	Compensation(2)

Non-Management Directors
A. Charles Baillie	20,000	31,055
David E. Berges	4,000	14,264
Edmund M. Carpenter	25,453	52,858
Richard M. Gabrys	1,000	6,721
Samir G. Gibara	0	10,521
Cheryl W. Grisé	6,000	11,368
James P. Kelly	8,000	27,082
Marilyn R. Marks	27,500	24,658
Richard B. Priory	29,000	38,548
Named Executive Officers
Michael J. Burns	888,776	148,136
Kenneth A. Hiltz	0	0
Robert C. Richter	0	27,369
Michael L. DeBacker	257,579	6,837
Paul E. Miller	176,922	0
Nick L. Stanage	30,876	0
Directors and executive officers as a group(16 persons)	1,489,783	399,417

(1)	All shares shown in this column are beneficially owned directly, and each beneficial owner has sole voting and dispositive power for such shares, except that Mr. Priory shares voting and dispositive powers for 3,000 shares owned by his children and Mr. DeBacker shares voting and dispositive powers for 4,668 shares owned jointly with his spouse.

The shares shown in this column include the following unvested restricted shares granted to the executive officers under our 1999 Restricted Stock Plan or our Stock Incentive Plan, including additional shares accrued in lieu of cash dividends, for which the owners have voting power: Mr. Burns, 51,559 shares; Mr. DeBacker, 19,249 shares; Mr. Miller, 31,046 shares; Mr. Stanage, 17,164 shares; and the executive officers as a group, 120,038 shares.

The shares shown in this column also include the following shares subject to options exercisable within 60 days from March 1, 2007 granted to the non-management directors under the 1998 Directors’ Stock Option Plan and to the executive officers under our Stock Incentive Plan: Mr. Baillie, 15,000 shares; Mr. Carpenter, 21,000 shares; Ms. Grisé, 3,000 shares; Mr. Kelly, 6,000 shares; Ms. Marks, 21,000 shares; Mr. Priory, 21,000 shares; Mr. Burns, 831,543 shares; Mr. DeBacker, 232,662 shares; Mr. Miller 144,065 shares; Mr. Stanage, 12,500 shares; and the directors and executive officers as a group, 1,319,010 shares.

(2)	The units shown in this column for Mr. Burns are vested restricted stock units granted in 2004 under his employment agreement, including additional units accrued in lieu of cash dividends, for which he elected to defer distribution until his termination of employment with Dana. The units shown for the other individuals are stock units representing deferred compensation credited to their stock accounts (under the Director Deferred Fee Plan for non-management directors and under the Additional Compensation Plan for executive officers), including additional units accrued in lieu of cash dividends, which units may be distributed in the form of Dana stock and/or cash according to the terms of the plans. The owners have no voting or dispositive powers for any shares that may ultimately be distributed in settlement of these units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Mr. Hiltz is serving as our CFO pursuant to an agreement between Dana and APServices LLP (APS) under which APS is providing his services in that capacity and Dana is compensating APS at the rate of $125,000 per month, plus out-of-pocket expenses. This agreement has been approved by the Bankruptcy Court. We are also providing housing in company facilities for Mr. Hiltz when he is working at our corporate offices.

Review, Approval or Ratification of Transactions With Related Persons

Our Board has adopted written polices with respect to the approval or ratification of related party transactions with Dana or our subsidiaries. Under these policies, (i) directors are required to seek the prior approval of the disinterested members of the Board when practicable (and the subsequent ratification by the disinterested members when prior approval is not practicable) of any transaction or relationship with Dana or our subsidiaries in which they have a financial or personal interest or which involves the use of Dana’s assets or competition against Dana and (ii) executive officers may not enter into any transaction or relationship with Dana or its subsidiaries in which they have a financial or personal interest without the prior approval of the Board. Both directors and executive officers must inform the members of their immediate families that if the family member (or any person, entity or organization with which the family member is affiliated or associated) intends to engage in any transaction or enter into any relationship with Dana or our subsidiaries, the family member should provide notice of the proposed transaction or relationship to both the Chairman of the Board and the director or executive officer, as the case may be.

Director Independence

Pursuant to a written policy, our Board determines whether each director qualifies as an “independent director” when he or she is first elected to the Board and thereafter from time to time as may be appropriate due to changes in circumstances. Under this policy, if a director has a relationship with Dana (either directly or as a partner, shareholder or officer of an organization that has a relationship with Dana), the Board considers all relevant facts and circumstances in determining whether the relationship will interfere with the exercise of the director’s independence from Dana and our management, taking into account, among other things, the significance of the relationship to Dana, to the director, and to the persons or organizations with which the director is affiliated.

For purposes of these determinations, a director is deemed to be an “independent director” if he or she meets the independence requirements set out in Section 303A of the Listed Company Manual of the New York Stock Exchange and does not have any “material relationship” with Dana. The beneficial ownership of Dana stock in any amount, by itself, and any commercial, industrial, banking, consulting, legal, accounting, charitable, familial or other relationship which is not required to be reported in our annual report on Form 10-K under Item 404 of Regulation S-K under the Exchange Act, are deemed categorically to be “immaterial relationships.”

The Board has determined that all of our current non-management directors are independent.

Item 14.	Principal Accounting Fees and Services

Audit Committee Pre-Approval Policy

Our Audit Committee pre-approves the audit and non-audit services performed by our independent registered public accounting firm, PricewaterhouseCoopers LLC (PwC), in order to assure that the provision of such services does not impair PwC’s independence. The Audit Committee annually determines which audit services, audit-related services, tax services and other permissible non-audit services to pre-approve and creates a list of the pre-approved services and pre-approved cost levels. Unless a type of service to be provided by PwC has received general pre-approval, it requires specific pre-approval by the Audit Committee or the Audit Committee Chairman or a member whom he or she has designated. Any services exceeding pre-approved cost levels also require specific pre-approval by the Audit Committee. Management monitors the services rendered by PwC and the fees paid for the audit, audit-related, tax and other pre-approved services and reports to the Audit Committee on these matters at least quarterly.

PwC’s Fees

PwC’s aggregate fees for professional services rendered to Dana worldwide were approximately $12.7 million and $13.7 million in the fiscal years ended December 31, 2006 and 2005. The following table shows details of these fees, all of which were pre-approved by our Audit Committee.

Service	2006 Fees	2005 Fees
	(In millions)

Audit Fees
Audit and review of consolidated financial statements	$11.6	$11.5
Securities Act filings and registrations		0.1

Total Audit Fees	$11.6	$11.6

Audit-Related Fees
Other audit services, including audits in connection with divestitures, joint venture and debt agreements	$0.5	$0.3
Financial due diligence related to acquisitions and divestitures	0.1	0.6
Employee benefit plan audits	0.2	0.8
Tax attestation in non-US jurisdictions	0.1	0.1

Total Audit-Related Fees	$0.9	$1.8

Tax Fees
Transition to other service provider	$0.1	$0.2

Total Tax Fees	$0.1	$0.2

All Other Fees
Subscriptions to PWC knowledge libraries	$0.1	$0.1

Total All Other Fees	$0.1	$0.1

PART IV

Item 15.	Exhibits and Financial Statement Schedule

10-K Pages

(a) The following documents are filed as part of this report:
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Statement of Operations for each of the three years in the period ended December 31, 2006	58
Consolidated Balance Sheet at December 31, 2005 and 2006	59
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2006	60
Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2006	61
Notes to Consolidated Financial Statements	62
Unaudited Quarterly Financial Information	121
Financial Statement Schedule:
Valuation and Qualifying Accounts and Reserves (Schedule II)	122
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
Exhibits listed in the Exhibit Index	158

Exhibits Nos. 10-A through 10-N are management contracts or compensatory plans or arrangements required to be filed pursuant to Section 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dana Corporation (Registrant)

Date: March 19, 2007	By:	/s/ Michael L. DeBacker Michael L. DeBacker Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 19, 2007	/s/ Michael J. Burns Michael J. Burns, Chairman of the Board and Chief Executive Officer

Date: March 19, 2007	/s/ Kenneth A. Hiltz Kenneth A. Hiltz,Chief Financial Officer

Date: March 19, 2007	/s/ Richard J. Dyer Richard J. Dyer, Chief Accounting Officer

Date: March 19, 2007	* /s/ A. C. Baillie A. C. Baillie, Director

Date: March 19, 2007	* /s/ D. E. Berges D. E. Berges, Director

Date: March 19, 2007	* /s/ E. M. Carpenter E. M. Carpenter, Director

Date: March 19, 2007	* /s/ R. M. Gabrys R. M. Gabrys, Director

Date: March 19, 2007	* /s/ S. G. Gibara S. G. Gibara, Director

Date: March 19, 2007	* /s/ C. W. Grisé C. W. Grisé, Director

Date: March 19, 2007	* /s/ J. P. Kelly J. P. Kelly, Director

Date: March 19, 2007	* /s/ M. R. Marks M. R. Marks, Director

Date: March 19, 2007	* /s/ R. B. Priory R. B. Priory, Director

Date: March 19, 2007	* /s/ Michael L. DeBacker Michael L. DeBacker, Attorney-in-Fact

EXHIBIT INDEX

No.	Description	Method of Filing or Furnishing

2-A	Stock and Asset Purchase Agreement by and between AAG Opco Corp. and Dana Corporation, dated as of July 8, 2004	Filed by reference to Exhibit 2-A to our Form 10-Q for the quarter ended June 30, 2004

2-A(1)	Amendment No. 1, dated as of November 1, 2004, to the Stock and Asset Purchase Agreement filed as Exhibit 2-A	Filed by reference to Exhibit 99.1 to our Form 8-K filed on November 2, 2004

2-A(2)	Amendment No. 2, dated as of November 30, 2004, to the Stock and Asset Purchase Agreement filed as Exhibit 2-A	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 2, 2004

3-A	Restated Articles of Incorporation	Filed by reference to Exhibit 3-A to our Form 10-Q for the quarter ended June 30, 1998

3-B	By-Laws, adopted April 20, 2004	Filed by reference to Exhibit 3-B to our Form 10-Q for the quarter ended March 31, 2004

4-A	Specimen Single Denomination Stock Certificate	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-18403 filed December 20, 1996

4-B	Rights Agreement, dated as of April 25, 1996, between Dana and The Bank of New York, Rights Agent, as successor to ChemicalMellon Shareholder Services, L.L.C.	Filed by reference to Exhibit 1 to our Form 8-A filed May 1, 1996

4-B(1)	Amendment No. 2, effective as of July 18, 2006, to the Rights Agreement, as amended, by and between Dana and The Bank of New York, Rights Agent	Filed by reference to Exhibit 99.1 to our Form 8-K dated July 21, 2006

4-C	Indenture for Senior Securities between Dana and Citibank, N.A., Trustee, dated as of December 15, 1997	Filed by reference to Exhibit 4-B to our Registration Statement No. 333-42239 filed December 15, 1997

4-C(1)	First Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of March 11, 1998	Filed by reference to Exhibit 4-B-1 to our Report on Form 8-K dated March 12, 1998

4-C(2)	Form of 6.5% Notes due March 15, 2008 and 7.00% Notes due March 15, 2028	Filed by reference to Exhibit 4-C-1 to our Report on Form 8-K dated March 12, 1998

4-C(3)	Second Supplemental Indenture between Dana, as Issuer, and Citibank, N.A., Trustee, dated as of February 26, 1999	Filed by reference to Exhibit 4.B.1 to our Form 8-K dated March 2, 1999

No.	Description	Method of Filing or Furnishing

4-C(4)	Form of 6.25% Notes due 2004, 6.5% Notes due 2009, and 7.0% Notes due 2029	Filed by reference to Exhibit 4.C.1 to our Form 8-K dated March 2, 1999

4-E	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Metropolitan Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $37 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-F	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Texas Life Insurance Company for 7.18% notes due April 8, 2006, in the principal amount of $3 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-G	Note Agreement dated April 8, 1997, by and between Dana Credit Corporation and Nationwide Life Insurance Company for 6.93% notes due April 8, 2006, in the principal amount of $35 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-H	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and The Northwestern Mutual Life Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $20 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-I	Note Agreements (four) dated August 28, 1997, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.88% notes due August 28, 2006, in the aggregate principal amount of $9 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-J	Note Agreement dated August 28, 1997, by and between Dana Credit Corporation and Massachusetts Casualty Insurance Company for 6.88% notes due August 28, 2006, in the principal amount of $1 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-K	Note Agreements (four) dated December 18, 1998, by and between Dana Credit Corporation and Sun Life Assurance Company of Canada for 6.59% notes due December 1, 2007, in the aggregate principal amount of $12 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

No.	Description	Method of Filing or Furnishing

4-L	Note Agreements (five) dated December 18, 1998, by and between Dana Credit Corporation and The Lincoln National Life Insurance Company for 6.59% notes due December 1, 2007, in the aggregate principal amount of $25 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-M	Note Agreement dated August 16, 1999, by and between Dana Credit Corporation and Connecticut General Life Insurance Company for 7.91% notes due August 16, 2006, in the principal amount of $15 million	This exhibit is not filed. We agree to furnish a copy of this exhibit to the Commission upon request.

4-O	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee and as Registrar and Paying Agent for the Dollar Securities, and Citibank, N.A., London Branch, as Registrar and a Paying Agent for the Euro Securities, dated as of August 8, 2001, relating to $575 million of 9% Notes due August 15, 2011 and 200 million euros of 9% Notes due August 15, 2011	Filed by reference to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-O(1)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of initial securities)	Filed by reference to Exhibit A to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-O(2)	Form of Rule 144A Dollar Global Notes, Rule 144A Euro Global Notes, Regulation S Dollar Global Notes, and Regulation S Euro Global Notes (form of exchange securities)	Filed by reference to Exhibit B to Exhibit 4-I to our Form 10-Q for the quarter ended June 30, 2001

4-O(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 1, 2004	Filed by reference to Exhibit 4-R(3) to our Form 10-K/A for the fiscal year ended December 31, 2004

4-O(4)	Second Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 6, 2004	Filed by reference to Exhibit 4-R(4) to our Form l0-K/A for the fiscal year ended December 31, 2004

4-P	Indenture between Dana, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of March 11, 2002, relating to $250 million of 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN to our Form 10-Q for the quarter ended March 31, 2002

No.	Description	Method of Filing or Furnishing

4-P(1)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(1) to our Form 10-Q for the quarter ended March 31, 2002

4-P(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of exchange securities) for 10 1/8% Notes due March 15, 2010	Filed by reference to Exhibit 4-NN(2) to our Form 10-Q for the quarter ended March 31, 2002

4-P(3)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, Registrar and Paying Agent, dated as of December 1, 2004	Filed by reference to Exhibit 4-S(3) to our Form 10-K/A for the fiscal year ended December 31, 2004

4-Q	Indenture for Senior Securities between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

4- Q(1)	First Supplemental Indenture between Dana Corporation, as Issuer, and Citibank, N.A., as Trustee, dated as of December 10, 2004	Filed by reference to Exhibit 4-T(1) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

4-Q(2)	Form of Rule 144A Global Notes and Regulation S Global Notes (form of initial securities) for 5.85% Notes due January 15, 2015	Filed by reference to Exhibit 4-T(2) to Amendment No. 1 to our Registration Statement No. 333-123924 filed on April 25, 2005

10-A*	Additional Compensation Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 12, 2004

10-A(1)*	First Amendment to the Additional Compensation Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on December 6, 2005

10-B*	Annual Incentive Plan	Filed by reference to Exhibit 10-S to our Form 10-K for the fiscal year ended December 31, 2005

10-C*	Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit B to our Proxy Statement dated March 5, 2003

10-C(1)*	First Amendment to the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 10-B(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-C(2)*	Second Amendment to the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit C to our Proxy Statement dated March 12, 2004

No.	Description	Method of Filing or Furnishing

10-C(3)*	Form of Award Certificate for Stock Options Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.1 to our Form 8-K filed on February 18, 2005

10-C(4)*	Form of Award Certificate for Performance Stock Awards Granted Under the Amended and Restated Stock Incentive Plan	Filed by reference to Exhibit 99.4 to our Form 8-K filed on February 18, 2005

10-D*	Excess Benefits Plan	Filed by reference to Exhibit 10-F to our Form 10-K for the year ended December 31, 1998

10-D(1)*	First Amendment to the Excess Benefits Plan	Filed by reference to Exhibit 10-C(1) to our Form 10-Q for the quarter ended September 30, 2000

10-D(2)*	Second Amendment to the Excess Benefits Plan	Filed by reference to Exhibit 10-C(2) to our Form 10-Q for the quarter ended June 30, 2002

10-D(3)*	Third Amendment to the Excess Benefits Plan	Filed by reference to Exhibit 10-C(3) to our Form 10-K for the fiscal year ended December 31, 2003

10-D(4)*	Fourth Amendment to the Excess Benefits Plan	Filed by reference to Exhibit 10-C(4) to our Form 10-K for the fiscal year ended December 31, 2003

10-E*	Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit C to our Proxy Statement dated March 5, 2003

10-E(1)	First Amendment to the Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 10-D(1) to our Form 10-Q for the quarter ended March 31, 2004

10-E(2)*	Second Amendment to the Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 10-D(2) to our Form 10-Q for the quarter ended September 30, 2004

10-E(3)*	Third Amendment to the Director Deferred Fee Plan, as amended and restated	Filed by reference to Exhibit 99.1 to our Form 8-K filed on April 12, 2005

10-F*	Supplemental Benefits Plan	Filed by reference to Exhibit 10-H to our Form 10-Q for the quarter ended September 30, 2002

10-F(1)*	First Amendment to the Supplemental Benefits Plan	Filed by reference to Exhibit 10-H(1) to our Form 10-K for the fiscal year ended December 31, 2003

No.	Description	Method of Filing or Furnishing

10-G*	1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit A to our Proxy Statement dated March 5, 2002

10-G(1)*	First Amendment to the 1999 Restricted Stock Plan, as amended and restated	Filed by reference to Exhibit 10-I(1) to our Form 10-K for the fiscal year ended December 31, 2003

10-G(2)*	Form of Award Certificate for Restricted Stock Granted Under the 1999 Restricted Stock Plan	Filed by reference to Exhibit 99.2 to our Form 8-K filed on February 18, 2005

10-H*	1998 Directors’ Stock Option Plan	Filed by reference to Exhibit A to our Proxy Statement dated February 27, 1998

10-H(1)*	First Amendment to the 1998 Directors’ Stock Option Plan	Filed by reference to Exhibit 10-J(1) to our Form 10-Q for the quarter ended June 30, 2002

10-I*	Employment Agreement between Dana and Michael J. Burns, dated February 3, 2004	Filed by reference to Exhibit 10-E(2) to our Form 10-K for the fiscal year ended December 31, 2003

10-J*	Non-Competition and Severance Agreement between Dana and Paul E. Miller, dated May 3, 2004	Filed with this Report

10-K*	Change of Control Agreement between Dana and Paul E. Miller, dated May 3, 2004	Filed with this Report

10-L*	Supplemental Executive Retirement Plan for Nick Stanage, effective as of August 29, 2005	Filed by reference to Exhibit 99.1 to our Form 8-K filed on January 9, 2006

10-M*	Consulting Agreement dated March 1, 2006, between Dana Corporation and Robert C. Richter	Filed by reference to Exhibit 99.1 to our Form 8-K filed on March 6, 2006

10-N*	Agreement dated March 6, 2006 between Dana Corporation and AP Services, LLC	Filed by reference to Exhibit 10-T to our Form 10-K for the fiscal year ended December 31, 2005

10-O	Sale and Purchase Agreement for the Acquisition of Fifty Percent (50%) of the Registered Capital of Dongfeng Axle Co., Ltd. among Dongfeng Motor Co., Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(1) to our Form 10-Q/A for the quarter ended March 31, 2005

No.	Description	Method of Filing or Furnishing

10-O(1)	Equity Joint Venture Contract between Dongfeng Motor Co., Ltd. and Dana Mauritius Limited, dated March 10, 2005	Filed by reference to Exhibit 10-U(2) to our Form 10-Q/A for the quarter ended March 31, 2005

10-P	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005	Filed by reference to Exhibit 10-V to our Form 10-Q/A for the quarter ended March 31, 2005

10-Q	Amended and Restated Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of April 13, 2006, among Dana Corporation, as Borrower; the Guarantors Party Thereto; Citicorp North America, Inc., as Administrative Agent and Initial Swing Lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Initial Issuing Banks; Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association, as Co-Documentation Agents; and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners	Filed with this Report

10-Q(1)	Amendment No. 1, dated January 25, 2007, to the Amended and Restated Senior Secured Superpriority Debtor-In-Possession Credit Agreement filed as Exhibit 10-T	Filed by reference to Exhibit 99.1 to our Form 8-K filed on January 30, 2007

10-R	Settlement Agreement and Release between Dana Corporation and its affiliated debtors and debtors in possession and Dana Credit Corporation and its direct and indirect subsidiaries, made as of December 18, 2006, with the form of Forbearance Agreement between Dana Credit Corporation and the Forbearing Noteholders attached as Exhibit A	Filed by reference to Exhibit 99.1 to our first Form 8-K filed on December 21, 2006

10-S	Master Share Purchase Relating to the Dissolution of the Spicer Joint Venture by and among Desc Automatrix, S.A. de C.V., Inmobiliaria Unik, S.A. de C.V., Spicer, S.A. de C.V., Dana Corporation, and Dana Holdings Mexico, S. de R.L. de C.V., dated as of May 31, 2006	Filed by reference to Exhibit 10-Y to our Form 10-Q for the quarter ended June 30, 2006

No.	Description	Method of Filing or Furnishing

10-T	Asset Purchase Agreement between Hendrickson USA, L.L.C., Purchaser, and Dana Corporation, Debtor Seller, as of September 11, 2006	Filed by reference to Exhibit 99.1 to our second Form 8-K filed on December 21, 2006

10-T(1)	First Amendment, dated as of September 29, 2006, to the Asset Purchase Agreement filed as Exhibit 10-T	Filed by reference to Exhibit 99.2 to our second Form 8-K filed on December 21, 2006

10-T(2)	Second Amendment, dated as of October 17, 2006, to the Asset Purchase Agreement filed as Exhibit 10-T	Filed by reference to Exhibit 99.3 to our second Form 8-K filed on December 21, 2006

10-U	Stock and Asset Purchase Agreement by and between MAHLE GmbH and Dana Corporation, dated as of December 1, 2006	Filed by reference to Exhibit 99.1 to our Form 8-K filed on March 1, 2007

21	Subsidiaries of Dana	Filed with this Report

23	Consent of PricewaterhouseCoopers LLP	Filed with this Report

24	Power of Attorney	Filed with this Report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report

32	Section 1350 Certifications	Furnished with this Report

*	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.