Form 10-Q
period 2007-03-31
DANA CORP
filed 2007-05-10
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common stock, $1 par value	150,202,981

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2007

FORWARD-LOOKING INFORMATION
     Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates” and “projects” and similar expressions. These statements represent the present expectations of Dana Corporation (Dana, we or us) and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our 2006 Form 10-K) and in our other filings with the Securities and Exchange Commission (SEC), and the following:
Bankruptcy-Related Risk Factors
•	Our ability to continue as a going concern, operate pursuant to the terms of our debtor-in-possession credit facility, obtain court approval with respect to motions in our bankruptcy proceedings and develop and implement a plan of reorganization;

•	Our ability to fund and execute our business plan;

•	Our ability to come to and maintain satisfactory terms with our customers, vendors and service providers and to maintain contracts that are critical to our operations;

•	Our ability to attract, motivate and/or retain key employees; and

•	Our ability to successfully implement the reorganization initiatives discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
Risk Factors in the Vehicle Markets We Serve
•	High fuel prices and interest rates;

•	The cyclical nature of the heavy-duty commercial vehicle market;

•	Shifting consumer preferences in the United States (U.S.) from pickup trucks and sport utility vehicles (SUVs) to cross-over vehicles (CUVs) and passenger cars;

•	Market share declines, production cutbacks and potential vertical integration by our larger customers, including Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (Chrysler);

•	High costs of commodities used in our manufacturing processes, such as steel, other raw materials and energy, particularly costs that cannot be recovered from our customers;

•	Competitive pressures on our sales from other vehicle component suppliers; and

•	Adverse effects that could result from any divestitures, consolidations or bankruptcies of our customers, vendors and competitors.
Company-Specific Risk Factors
•	Changes in business relationships with our major customers and/or in the timing, size and duration of their programs for vehicles with Dana content;

•	Price reduction pressures from our customers;

•	Our vendors’ ability to maintain projected production levels and furnish us with critical components for our products and other necessary goods and services;

•	Our ability to successfully complete the previously announced divestiture of our fluid products business;

•	Our ability to renegotiate expiring collective bargaining agreements with U.S. and Canadian unionized employees on satisfactory terms or to reject the U.S. agreements in the bankruptcy proceedings;

•	Adverse effects that could result if U.S. federal legislation relating to asbestos personal injury claims were enacted; and

•	Adverse effects that could result from increased costs of environmental compliance.

PART I – FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$2,145	$2,197
Costs and expenses
Cost of sales	2,043	2,092
Selling, general and administrative expenses	96	119
Realignment charges, net	19	1
Impairment of other assets		14
Other income, net	46	31

Income from continuing operations before interest, reorganization items and income taxes	33	2
Interest expense (contractual interest of $50 and $47 for 2007 and 2006)	23	39
Reorganization items, net	37	55

Loss from continuing operations before income taxes	(27)	(92)
Income tax expense	(15)	(22)
Minority interests	(2)	(1)
Equity in earnings of affiliates	8	10

Loss from continuing operations	(36)	(105)
Loss from discontinued operations	(56)	(21)

Net loss	$(92)	$(126)

Basic loss per common share
Loss from continuing operations	$(0.24)	$(0.70)
Loss from discontinued operations	(0.37)	(0.14)

Net loss	$(0.61)	$(0.84)

Diluted loss per common share
Loss from continuing operations	$(0.24)	$(0.70)
Loss from discontinued operations	(0.37)	(0.14)

Net loss	$(0.61)	$(0.84)

Average shares outstanding — Basic	150	150
Average shares outstanding — Diluted	150	150
The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,250	$719
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2007 and 2006	1,334	1,131
Other	268	235
Inventories	729	725
Assets of discontinued operations	206	392
Other current assets	144	122

Total current assets	3,931	3,324
Investments and other assets	1,061	1,079
Investments in equity affiliates	233	555
Property, plant and equipment, net	1,746	1,776

Total assets	$6,971	$6,734

Liabilities and shareholders’ deficit
Current liabilities
Notes payable, including current portion of long-term debt	$361	$293
Debtor-in-possession financing	900
Accounts payable	1,051	886
Liabilities of discontinued operations	144	195
Other accrued liabilities	752	712

Total current liabilities	3,208	2,086
Liabilities subject to compromise	4,015	4,175
Deferred employee benefits and other non-current liabilities	511	504
Long-term debt	21	22
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	77	81

Total liabilities	7,832	7,568
Shareholders’ deficit	(861)	(834)

Total liabilities and shareholders’ deficit	$6,971	$6,734

The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(92)	$(126)
Depreciation and amortization	70	67
Impairment and divestiture-related charges	1	43
Loss on sale of businesses	14
Reorganization items, net of payments	27	27
Changes in working capital	(52)	(44)
Other	15	48

Net cash flows provided by (used for) operating activities	(17)	15

Investing activities
Purchases of property, plant and equipment	(39)	(94)
Proceeds from sale of businesses	303	26
Proceeds from sale of DCC assets	25
Other	(15)	22

Net cash flows provided by (used for) investing activities	274	(46)

Financing activities
Net change in short-term debt	(2)	(565)
Proceeds from debtor-in-possession facility	200	700
Proceeds from U.K. bank loan	67
Issuance of long-term debt		5
Payments of long-term debt		(4)

Net cash flows provided by financing activities	265	136

Net increase in cash and cash equivalents	522	105

Cash and cash equivalents — beginning of period	719	762
Effect of exchange rate changes on cash balances held in foreign currencies	17	3
Net change in cash of discontinued operations	(8)	(5)

Cash and cash equivalents — end of period	$1,250	$865

The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1.	Basis of Presentation

2.	Reorganization Under Chapter 11 of the Bankruptcy Code

3.	Debtor Financial Statements

4.	Asset Disposals, Impairments and Divestitures

5.	Discontinued Operations

6.	Realignment of Operations

7.	Common Shares

8.	Goodwill

9.	Equity-Based Compensation

10.	Pension and Other Postretirement Benefit Plans

11.	Comprehensive Income

12.	Cash Deposits

13.	Financing Agreements

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income, Net

18.	Segments

Notes to Condensed Consolidated Financial Statements
(Dollars and shares in millions, except per share amounts)
Note 1. Basis of Presentation
     In management’s opinion, the accompanying financial statements include all normal recurring adjustments necessary for a fair presentation of Dana’s financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results.
     The financial statements in this report should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our 2006 Form 10-K.
Accounting Requirements
     As discussed in Note 2, Dana Corporation and forty of its wholly-owned subsidiaries (collectively, the Debtors) are reorganizing under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code). American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
     We adopted SOP 90-7 effective March 3, 2006 (the Filing Date) and prepare our financial statements in accordance with its requirements. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of our business are reported separately as reorganization items in our statement of operations. Our balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Debtors’ plan of reorganization are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), although they may be settled for lesser amounts. See Note 3 for further information about our financial statement presentation under SOP 90-7.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 115). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is required to be adopted January 1, 2008, and we are evaluating the effect, if any, that adoption will have on our financial statements in 2008.

     In September 2006, the FASB Emerging Issues Task Force (EITF) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” (EITF No. 06-4). EITF No. 06-4 requires a company that provides a benefit to an employee under an endorsement split-dollar life insurance arrangement that extends to postretirement periods to recognize a liability and related compensation costs. We will adopt EITF No. 06-4 in the first quarter of 2008 and are evaluating the effect, if any, that adoption will have on our financial statements in 2008.
     In September 2006, the EITF promulgated Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” (EITF No. 06-5) EITF No. 06-5 clarifies whether policyholders of corporate owned life insurance should consider additional amounts from the policy other than the cash surrender value in determining the amount that could be realized under the insurance contract, or whether a policyholder should consider the contractual ability to surrender all individual life policies at the same time in determining the amount that could be realized under the insurance contract. We adopted EITF No. 06-5 in the first quarter of 2007. There was no material impact on our financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the U.S. (GAAP or U.S. GAAP) and expands disclosures about fair value measurements. We will adopt SFAS No. 157 as of January 1, 2008 and we are evaluating the effect, if any, that adoption will have on our financial statements for 2008 and subsequent periods.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. We adopted FIN 48 on January 1, 2007. See Note 16 for additional information.
Note 2. Reorganization Under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     The Debtors are operating under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) have been consolidated in the Bankruptcy Court under the caption In re Dana Corporation, et al, Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates are Debtors.
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock are trading on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under our eventual plan of reorganization is uncertain and the shares may be cancelled without any compensation pursuant to such plan.
     The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations while we evaluate our business financially and operationally. We are proceeding with previously announced divestiture and realignment plans and taking steps to reduce costs, increase efficiency and enhance productivity so that we can emerge from bankruptcy as a stronger, more viable company.

     Official committees of the Debtors’ unsecured creditors (the Creditors Committee) and retirees not represented by unions (the Retiree Committee) have been appointed in the Bankruptcy Cases. The Debtors bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders was also appointed, but it was later disbanded.
     The Debtors have filed schedules of their assets and liabilities existing on the Filing Date, including certain amendments to the initial schedules, with the Bankruptcy Court.
     Under the Bankruptcy Code, the Debtors’ have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has approved the Debtors’ rejection of certain executory contracts and unexpired leases.
     The Bankruptcy Court has also entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common stock are subject to certain notice and consent procedures before acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization.
Pre-petition Claims
     Most persons and entities asserting pre-petition claims (other than asbestos-related personal injury and wrongful death claims) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim alleging rights to payment for financing, trade debt, employee obligations, environmental matters, litigation, tax liabilities and other matters in a total amount of approximately $26,100 were filed by that date. Of the claims filed, the Debtors have so far identified claims totaling approximately $20,900 that they believe should be disallowed, primarily because they appear to be amended, duplicative, withdrawn by the creditor, without basis for claim, or solely equity-based. Of these, claims totaling approximately $260 have been disallowed by the Bankruptcy Court through April 2007. The Debtors are continuing to evaluate the remaining filed claims and expect to file additional claim objections with the Bankruptcy Court.
     The Debtors have also identified approximately 1,100 asbestos-related personal injury and wrongful death claims (totaling approximately $140) that are expected to be addressed in the future in connection with our plan of reorganization.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain direct financial obligations of the Debtors, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under the 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of March 31, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise.
Reorganization Initiatives
     It is critical to the Debtors’ successful emergence from bankruptcy that they (i) achieve positive margins for their products by obtaining substantial price increases from their customers, (ii) recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs, (iii) restructure their wage and benefit programs to create an appropriate labor and benefit cost structure, (iv) address the excessive cash requirements of the legacy postretirement benefit liabilities that they have accumulated over the years, (v) optimize their manufacturing footprint by eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost countries and (vi) achieve a permanent reduction and realignment of their overhead costs. The steps that the Debtors are taking to accomplish these goals are discussed in Item 2 of Part I.
Plan of Reorganization
     Until September 3, 2007, the Debtors have the exclusive right to file a plan of reorganization in the Bankruptcy Cases. We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed and treated in accordance with such plan, which will be voted on by the creditors in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan by that date, there can be no assurance that they will be able to do so or that any plan that is filed will be confirmed by the Bankruptcy Court and consummated. The Debtors’ plan of reorganization could materially change the amounts and classification of items reported in our historical financial statements.
Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is uncertain. While operating as debtors in possession under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of March 31, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
     Our continuation as a going concern is contingent upon our ability to (i) comply with the terms and conditions of a Senior Secured Superpriority Debtor-In-Possession Credit Agreement to which Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties (the DIP Credit Agreement) (see Note 13), (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iii) generate sufficient cash flow from operations, and (iv) obtain financing sources to meet our future obligations. Although we are taking steps to achieve these objectives, there is no assurance that we will be successful in doing so or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until such time as we emerge from bankruptcy, there is uncertainty about our ability to continue as a going concern. If our reorganization is not completed successfully, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and will use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At March 31, 2007 the amount of principal outstanding under these DCC notes was $266. In April 2007, DCC made a $44 payment to the forbearing noteholders, consisting of $38 of principal and $6 of interest.
     Contemporaneously with the execution of the Forbearance Agreement, Dana Corporation and DCC executed a Settlement Agreement whereby the parties agreed to a stipulated amount owed by Dana Corporation to DCC of $325 and to the discontinuance of a tax sharing agreement between the two parties.
Liabilities Subject to Compromise
     Liabilities subject to compromise in the consolidated balance sheet include those of the discontinued operations and consisted of the following:

	March 31,	December 31,
	2007	2006
Accounts payable	$290	$290
Pension and other postretirement obligations	1,537	1,687
Debt (including accrued interest of $38)	1,623	1,623
Other	565	575

Consolidated liabilities subject to compromise	4,015	4,175
Payables to non-Debtor subsidiaries	401	402

Debtor liabilities subject to compromise	$4,416	$4,577

     Other includes accrued liabilities for environmental, asbestos and other product liabilities, income tax, deferred compensation, other postemployment benefits and lease rejection claims. Payables to non-Debtor subsidiaries include $325 payable to DCC under the Settlement Agreement referred to above.
     See Note 10 for a discussion of the reduction in pension and postretirement obligations.
     Debtors’ pre-petition debt of $1,623 is included in liabilities subject to compromise. As of the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. Contractual interest on all debt, including the portion classified as liabilities subject to compromise, amounted to $50 and $47 at March 31, 2007 and 2006.
     As required by SOP 90-7, the amount of liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases, and orders of the Bankruptcy Court. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to claims or increases in existing claims.

Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to SOP 90-7. Reorganization items also include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs of certain actions within the non-Debtor companies that have occurred as a result of the Debtors’ bankruptcy proceedings.
     The reorganization items in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 consisted of the following items:

	Three Months Ended
	March 31,
	2007	2006
Debtor reorganization items
Professional fees	$34	$37
Debt valuation adjustments		17
Loss on settlements	1	1
Interest income	(3)

Debtor reorganization items	32	55

Non-Debtor reorganization items
Professional fees	5

Total reorganization items	$37	$55

     Non-debtor costs during the first quarter of 2007 related principally to the restructuring of our pension obligations in the United Kingdom (U.K.) (see Note 6) and other organizational restructuring to facilitate future repatriations, financings and other actions.
Note 3. Debtor Financial Statements
Debtor In Possession Financial Information
     In accordance with SOP 90-7, the statement of operations and statement of cash flows of the Debtors are presented below for the three months ended March 31, 2007 and 2006, along with the balance sheet as of March 31, 2007 and December 31, 2006. Intercompany balances among Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor in possession statement of operations is equal to the consolidated net loss.

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales
Customers	$1,023	$1,108
Non-debtor subsidiaries	59	61

Total	1,082	1,169
Costs and expenses
Cost of sales	1,093	1,190
Selling, general and administrative expenses	61	81
Realignment and impairment	4
Other income, net	64	40

Loss from continuing operations before interest, reorganization items and income taxes	(12)	(62)
Interest expense (contractual interest of $44 and $39 for 2007 and 2006)	17	31
Reorganization items, net	32	55

Loss from continuing operations before income taxes	(61)	(148)
Income tax expense	(4)	(1)
Minority interest	2
Equity in earnings of affiliates	4	(3)

Loss from continuing operations	(59)	(152)
Loss from discontinued operations	(52)	(29)
Equity in earnings of non-Debtor subsidiaries	19	55

Net loss	$(92)	$(126)

DANA CORPORATION
DEBTOR IN POSSESSION
BALANCE SHEET (Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$407	$216
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2007 and 2006	544	460
Other	85	71
Inventories	226	243
Assets of discontinued operations	112	237
Other current assets	29	15

Total current assets	1,403	1,242
Investments and other assets	882	875
Investments in equity affiliates	114	110
Investments in non-debtor subsidiaries	2,121	2,193
Property, plant and equipment, net	762	788

Total assets	$5,282	$5,208

Liabilities and shareholders’ deficit
Current liabilities
Debtor-in-possession financing	$900	$—
Accounts payable	357	294
Liabilities of discontinued operations	40	50
Other accrued liabilities	348	343

Total current liabilities	1,645	687
Liabilities subject to compromise	4,416	4,577
Deferred employee benefits and other non-current liabilities	82	76
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries		2

Total liabilities	6,143	6,042
Shareholders’ deficit	(861)	(834)

Total liabilities and shareholders’ deficit	$5,282	$5,208

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(92)	$(126)
Depreciation and amortization	35	39
Loss on sale of businesses	25	25
Reorganization charges, net	27	27
Equity in earnings of non-Debtor subsidiaries, net of dividends	1	(55)
Change in working capital	(44)	(177)
Other	26	57

Net cash flows used for operating activities	(22)	(210)

Investing activities
Purchases of property, plant and equipment	(18)	(62)
Proceeds from sale of businesses	40
Other	(9)	52

Net cash flows provided by (used for) investing activities	13	(10)

Financing activities
Proceeds from debtor-in-possession facility	200	700
Net change in short-term debt		(377)

Net cash flows provided by financing activities	200	323

Net increase in cash and cash equivalents	191	103
Cash and cash equivalents — beginning of period	216	286

Cash and cash equivalents — end of period	$407	$389

Note 4. Asset Disposals, Impairments and Divestitures
DCC Asset Disposals and Impairments
     The carrying value of remaining DCC portfolio assets was $152 at March 31, 2007. Where applicable these assets are adjusted quarterly to estimated fair value less cost to sell. At March 31, 2007, we determined that no adjustments to carrying value were required.
     Certain DCC assets with a net book value of $89 are equity investments. The assets underlying these equity investments have not been impaired by the investees and there is not a readily determinable market value for these investments. Based on internally estimated current market value, DCC expects that the future sale of these assets could result in total losses of $23 to $33. An impairment charge will be recognized if DCC enters into agreements to sell these investments at values below the carrying values or if we obtain other evidence that there has been an other-than-temporary decline in the fair values of the assets.

Divestitures
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded a pre-tax gain of $14.
     In March 2007, we sold our engine hard parts business for $98 in cash and recorded a loss of $26. Of the cash proceeds, $4 was escrowed pending completion of closing conditions in certain countries, which are expected to occur in 2007, and $20 was escrowed pending finalization of purchase price adjustments and satisfaction of certain of our indemnification obligations. We also sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value. We recorded an additional loss of $2 in the first quarter based on the final close. In addition, we signed an agreement with Orhan Holding A.S. to sell the European portion and certain North American portions of our fluid routing products business for a purchase price of $70, subject to customary closing adjustments, with the buyer also assuming certain liabilities of the business. This transaction is subject to Bankruptcy Court and regulatory approvals and we expect to close this sale in the second quarter of 2007.
Note 5. Discontinued Operations
     The results of operations of the engine hard parts business that we sold in March 2007 and the fluid products and pump products businesses that we intend to divest in 2007 are aggregated and presented as discontinued operations.
     The results of the discontinued operations for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Sales	$278	$325
Cost of sales	270	300
Selling, general and administrative expenses	15	18
Impairment charges	1	28
Other expense, net	(26)	(1)

Loss from discontinued operations before income taxes	(34)	(22)
Income tax (expense) benefit	(22)	1

Loss from discontinued operations	$(56)	$(21)

     Since the fourth quarter of 2005, we have adjusted the underlying net assets of the discontinued operations to their net fair value less cost to sell based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. Other expense in 2007 includes the pre-tax loss of $26 on the sale of the engine hard parts business. Valuation adjustments led to impairment charges of $1 for the three months ended March 31, 2007 relating to the fluid routing and pump businesses. An impairment of discontinued operations net assets totaling $28 was recorded in the first quarter of 2006. At March 31, 2007, we had reduced the net assets of the fluid and pump products businesses to the extent permitted by GAAP. At the current expected selling prices, we expect to record additional charges of $10 as the sales are finalized.

     The assets and liabilities of discontinued operations reported in the consolidated balance sheet as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Assets of discontinued operations
Accounts receivable	$140	$223
Inventories	43	123
Cash and other current assets	21	11
Investments and other assets	2	29
Investments in leases		6

Total assets	$206	$392

Liabilities of discontinued operations
Accounts payable	$69	$95
Accrued payroll and employee benefits	19	41
Other current liabilities	54	51
Other noncurrent liabilities	2	8

Total liabilities	$144	$195

     In the consolidated statement of cash flows, the cash flows of discontinued operations are reported in the respective categories of cash flows, along with those of our continuing operations. Liabilities subject to compromise of discontinued operations and certain other accounts are not included in the liabilities of discontinued operations. The assets and liabilities of discontinued operations declined due to the sale of the engine hard parts business during the first quarter of 2007.
Note 6. Realignment of Operations
     The following table shows the realignment charges and related payments recorded in our continuing operations during the three months ended March 31, 2007:

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2006	$64	$—	$10	$74
Activity during the period
Charges to expense	9	3	7	19
Cash payments and adjustments	(19)	(3)	(6)	(28)

Balance at March 31, 2007	$54	$—	$11	$65

     In February 2007, we announced the restructuring of pension liabilities in the U.K. As a result of this action, we recorded $8 of pension curtailment cost in the first quarter of 2007. In April 2007, certain of our U.K. subsidiaries were released from any continuing pension plan obligations in return for a cash payment of $93 and transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses. In the second quarter of 2007, we expect to record a pension settlement charge in the range of $150 to $170 which is not included in the estimated costs to complete in the table below.
     In addition to the $8, we recorded realignment costs of $11 during the first three months of this year related primarily to manufacturing footprint related facility closure and downsizing actions initiated in the past two years.

     At March 31, 2007, $65 of restructuring charges remained in accrued liabilities, including $54 for the reduction of approximately 2,300 employees to be completed over the next two years and $11 for lease terminations and other exit costs. The estimated cash expenditures are projected to approximate $26 in the remainder of 2007 and $39 thereafter. Our liquidity and cash flows will be materially impacted by these charges.
     Realignment initiatives generally occur over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of our pending manufacturing footprint related realignment initiatives for the Automotive Systems Group (ASG) and the Heavy Vehicle Technology Systems Group (HVTSG) business units and the underlying segments.

	Expense Recognized
		Year-to-		Estimated
	Prior to	Date		Cost to
	2007	2007	Total	Complete
ASG
Axle	$42	$1	$43	$1
Driveshaft	31	2	33	49
Sealing	3	1	4	1
Thermal	4		4
Structures	45	6	51	68

Total ASG	125	10	135	119

HVTSG
Commercial Vehicles	5		5	4
Off-Highway	31		31

Total HVTSG	36		36	4
Other	17	1	18

Total continuing operations	$178	$11	$189	$123

Note 7. Common Shares
     In addition to average shares outstanding of 149.8 for 2007 and 2006, we have 0.6 shares that satisfy the definition of potentially dilutive shares. These potentially dilutive shares have been excluded from the computation of earnings per share for the three months ended March 31, 2007 and 2006 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.
     In addition, we excluded 13.6 common shares for each of the 2007 and 2006 periods from the computation of earnings per share as these shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods and the effect of including them would also be anti-dilutive.

Note 8. Goodwill
     Changes in goodwill during the three months ended March 31, 2007 for the affected segments were as follows:

		Effect of
	December 31,	Currency	March 31,
	2006	and Other	2007
ASG
Driveshaft	$158	$1	$159
Sealing	24		24
Thermal	119		119

Total	301	1	302

HVTSG
Off-Highway	115		115

Total	$416	$1	$417

Note 9. Equity-Based Compensation
     During the first quarter of 2007, there were no stock options, restricted shares or units, or other stock-based awards granted under our equity compensation plans; no options were exercised; and the number of options and restricted shares or units that vested, expired or were forfeited was immaterial.
Note 10. Pension and Postretirement Benefit Plans
     We provide defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits, including medical and life insurance, for certain employees upon retirement.
     Components of net periodic benefit costs for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$13	$11	$2	$3
Interest cost	41	41	22	22
Expected return on plan assets	(50)	(50)
Amortization of prior service cost		1	(3)	(3)
Recognized net actuarial loss (gain)	6	8	9	10

Net periodic benefit cost	$10	$11	$30	$32
Curtailment loss	8
Settlement loss (gain)		4	(12)

Net periodic benefit cost after curtailment and settlements	$18	$15	$18	$32

     In March 2007, the Bankruptcy Court approved the elimination of non-pension retiree benefits for active non-union employees in the U.S. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 at March 31, 2007. Because the termination reduced benefits previously earned, it is considered a negative plan amendment. Accordingly, the reduction in the APBO is offset by a credit to accumulated other comprehensive income which will be amortized to income in the future.
     In March 2007, we also reached a tentative agreement with the Retiree Committee to make a $78 cash contribution to a Voluntary Employee Beneficiary Association (VEBA) trust for non-pension retiree benefits in exchange for release of the Debtors from obligations for postretirement health and welfare benefits for non-union retirees in the U.S. The VEBA will allow for continuation of benefits under an alternate plan. This tentative agreement is subject to approval by the Bankruptcy Court. In addition, in April 2007, the Bankruptcy Court approved our settlement with the IAM to pay $2.25 to resolve all IAM claims for non-pension retiree benefits for retirees and active employees represented by the IAM. The APBO relating to these non-union retirees and the IAM will be reduced by approximately $220 upon final approval by the Bankruptcy Court.
Note 11. Comprehensive Loss
     Comprehensive loss includes our net loss and components of other comprehensive income (loss) (OCI), such as foreign currency translation gains and losses that are charged or credited directly to shareholders’ deficit and adjustments to record the reclassification of items to net income during the period.
     The components of our total comprehensive loss for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months
	Ended March 31,
	2007	2006
Net loss	$(92)	$(126)
Other comprehensive income (loss):
Deferred translation gain	16	32
GETRAG divestiture	(93)
Postretirement healthcare plan amendment	115
Benefit plan amortization	11
Other	13	1

Total comprehensive loss	$(30)	$(93)

     For the three months ended March 31, 2007, OCI included a reduction of $93 to eliminate the currency translation adjustment and unamortized pension expense related to the sale of our equity investment in GETRAG and the $115 increase resulting from the termination of postretirement healthcare coverage for non-union employees (see Note 10). The $16 deferred translation gain reported for the three months ended March 31, 2007 was primarily due to the weakening of the dollar against the euro, partially offset by a $9 and $3 strengthening of the U.S. dollar against the Brazilian real and Mexican peso. Benefit plan amortization represents the unamortized actuarial losses in accumulated OCI. Other includes $10 of pension adjustments related to our sale of the engine hard parts business.
     The $32 deferred translation gain reported for the three months ended March 31, 2006 resulted primarily from the weakening of the U.S. dollar relative to the euro ($16) and the Brazilian real ($22).

Note 12. Cash Deposits
     At March 31, 2007, cash and cash equivalents held outside the U.S. amounted to $789, including $93 of escrowed cash related to the restructuring of U.K. pension liabilities (see Note 6) and $21 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations. In addition, a substantial portion of our cash and cash equivalents balance represents funds held in overseas locations that need to be retained for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, $79 was held by entities that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
     At March 31, 2007, cash and cash equivalents held in the U.S. amounted to $461, including $72 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations and $53 held by DCC, a non-Debtor subsidiary whose cash is restricted by the Forbearance Agreement discussed in Note 2.
     The financial instruments for the cash deposits discussed above are typically renewed each year and are recorded in cash and cash equivalents. In most jurisdictions, these cash deposits can be withdrawn if we provide comparable security in the form of letters of credit. Our DIP Credit Agreement (discussed in Note 13) provides for the issuance of letters of credit and the availability at March 31, 2007 was adequate to cover the amounts on deposit.
Note 13. Financing Agreements
DIP Credit Agreement
     Dana Corporation, as borrower, and its Debtor subsidiaries, as guarantors, are parties to the DIP Credit Agreement that was approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we currently have a $650 revolving credit facility and a $900 term loan facility. In the first quarter of 2007, the original term loan facility was increased by $200 and we reduced the original revolving credit facility by $100 to correspond with the lower availability in our collateral base. For a discussion of the terms of the DIP Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K.
     At March 31, 2007, we had borrowed $900 under the DIP Credit Agreement. Based on our borrowing base collateral, we had availability at that date under the DIP Credit Agreement of $182 after deducting the $100 minimum availability requirement and $307 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of the plan of emergence from bankruptcy. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at March 31, 2007.
Canadian Credit Agreement
     Dana Canada Corporation (Dana Canada) as borrower, and certain of its Canadian affiliates, as guarantors, are parties to a credit agreement (the Canadian Credit Agreement) that provides Dana Canada with a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit.

For a discussion of the terms of the Canadian Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. Based on Dana Canada’s borrowing base collateral, at March 31, 2007, it had availability of $59 after deducting the $20 minimum availability requirement and $2 for currently outstanding letters of credit. Dana Canada had no borrowing under this agreement at March 31, 2007.
European Receivables Loan Facility
     In March 2007, certain of our European subsidiaries received a commitment from GE Leveraged Loans Limited for the establishment of a five-year accounts receivable securitization program that will provide our European subsidiaries with up to the euro equivalent of $225 in available financing. For a discussion of the terms of this program, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. We expect the agreements for this program will be finalized in the second quarter of 2007.
DCC Notes
     See Note 2 for information about DCC’s outstanding notes and the Forbearance Agreement between DCC and most of its noteholders.
United Kingdom Financing
     In connection with the restructuring of our U.K. pension obligations (see Note 6), we borrowed $67 under a short-term interim bank loan which has an October 31, 2007 maturity date.
Note 14. Commitments and Contingencies
Impact of Our Bankruptcy Filing
     Under the Bankruptcy Code, the filing of our petition on March 3, 2006 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
     There is a consolidated securities class action (Howard Frank v. Michael J. Burns and Robert C. Richter) pending in the U.S. District Court for the Northern District of Ohio naming our Chief Executive Officer (CEO), Mr. Burns, and our former Chief Financial Officer (CFO), Mr. Richter, as defendants. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In February 2007, lead plaintiff in the Frank action filed a motion for an order partially lifting the statutory discovery stay in this action to enable it to obtain copies of certain documents produced to the SEC. Defendants opposed that motion and, following a hearing on May 4, 2007, the matter is now under consideration by the District Court. There is also a shareholder derivative action (Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants.

The derivative claim in this case, alleging breaches of the defendants’ fiduciary duties to Dana, has been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy. The defendants moved to dismiss or stay the class action claims in these cases and a hearing on these motions was held in January 2007. The court has not yet ruled on the motions. A second shareholder derivative suit (Steven Staehr v. Michael Burns, et al.) remains pending and stayed. Due to the preliminary nature of these lawsuits, we cannot at this time predict their outcome or estimate Dana’s potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there is no assurance that any uninsured loss would not be material.
SEC Investigation
     The SEC is conducting an investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. The investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. The investigation was not suspended as a result of our bankruptcy filing and we are continuing to cooperate fully with the SEC in the investigation.
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
     We had approximately 72,000 active pending asbestos-related product liability claims at March 31, 2007, compared to 73,000 at December 31, 2006, including approximately 6,000 claims at both dates that were settled but awaiting final documentation and payment. We had accrued $57 for indemnity and defense costs for pending asbestos-related product liability claims at March 31, 2007, compared to $61 at December 31, 2006. We project indemnity and defense cost for pending cases using the same methodology we use for projecting potential future liabilities. Given the inherent variability of our key assumptions, we estimate our potential liability for pending and future cases through 2021 to be within a range of $138 to $199. Since the outcomes within that range are equally probable, we accrue the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable circumstances in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated receivable recorded for pending claims and future demands are recorded as a liability for future demands. There were no commutations of insurance in the first quarter of 2007. At March 31, 2007, our liability for future demands under prior commutations totaled $11, bringing our total recorded liability for asbestos related product liability claims to $149.
     At March 31, 2007, we had recorded $71 as an asset for probable recovery from our insurers for our pending and projected asbestos-related product liability claims, compared to $72 recorded at December 31, 2006. The assets recorded represent our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage that we intend to exercise in order to maximize our insurance recovery. The assets recorded do not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $16 and $14 at March 31, 2007 and December 31, 2006. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos-related claims payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities
     We had accrued $8 for non-asbestos product liability costs at March 31, 2007, compared to $7 at December 31, 2006, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information.
Environmental Liabilities
     We had accrued $59 for environmental liabilities at March 31, 2007, compared to $64 at December 31, 2006. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $3 and $1 at March 31, 2007 and December 31, 2006.
     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). We review our estimate of our liability for this site quarterly. Our total estimated liability for this site at March 31, 2007 was approximately $16.

Our liability has been estimated based on our status as a passive owner of the property during a period when some of the contaminating activity occurred and assumes that the other PRPs will be able to honor their fair share of liability for site related costs. As with any Superfund matter, should this not be the case, our actual costs could increase. The United States Environmental Protection Agency (EPA) has filed claims exceeding $200 with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site, civil penalties, punitive and stipulated damages, and alleged damages to natural resources. The support behind the EPA’s claims provides no cost studies or other information which we have not already assessed in establishing the liability above. Based on our current information, we do not believe there is a reasonably estimable liability for this site beyond that which we have recorded.
Other Liabilities Related to Asbestos Claims
     Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In 2001, the CCR was reorganized and discontinued negotiating shared settlements. Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of years to resolve these issues. Through March 31, 2007, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2007, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related claims paid prior to the Filing Date.
Assumptions
     The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there is no assurance that our actual liability will not differ from what we currently project.

Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Our warranty liabilities for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$90	$91
Amounts accrued for current period sales	11	15
Adjustments of prior accrual estimates	3
Settlements of warranty claims	(20)	(12)
Foreign currency translation and other		1

Balance, end of period	$84	$95

Note 16. Income Taxes
     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our history of losses and our near term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries such as the U.K. where, based on the profit outlook, realization of the deferred taxes does not satisfy the more likely than not recognition criteria.
     As a consequence of not recognizing the benefit of deferred tax assets in countries such as the U.S. and U.K., continuing losses in these jurisdictions provide no tax benefit. This is the primary factor which causes the tax expense of $15 and $22 for the three months ended March 31, 2007 and 2006 to differ from expected tax benefits of $9 and $32 at the U.S. federal statutory rate of 35%.
     We adopted the provisions of FIN 48 on January 1, 2007, and increased retained earnings by approximately $3. As of the adoption date, we had gross unrecognized tax benefits of $137, of which $112 can be reduced by net operating loss carryforwards, state adjustments, and other timing adjustments. The net amount of $25, if recognized, would affect the company’s effective tax rate. As of March 31, the total amount of gross unrecognized benefits are $141 of which $29, if recognized, would affect the effective tax rate. If the matters for 1999-2002 ultimately settle with the Internal Revenue Service within the next 12 months, the total amounts of unrecognized tax benefits may increase or decrease for all open tax years. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty, therefore, an accurate estimate of the impact on earnings is unavailable at this time. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes pursuant to FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.
     We conduct business globally and, as a result, filed income tax returns in the U.S. and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 1999. We are currently under audit by the Internal Revenue Service for the 2003 to 2005 tax years. It is likely that the examination phase of the audit for the years 2003 to 2005 will conclude in 2007.

Note 17. Other Income, Net

	Three Months
	Ended March 31,
	2007	2006
Interest income	$8	$9
DCC income	6	9
Divestiture gains	12
Foreign exchange gain	5	3
Government grants	3	1
Rental income	3
Other, net	9	9

Total	$46	$31

Note 18. Segments
     SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for reporting information about operating segments and related disclosures about products and services and geographic locations. SFAS No. 131 requires reporting on a single basis of segmentation. The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We currently have seven operating segments within two manufacturing business units (ASG and HVTSG). ASG consists of five operating segments: Axle, Driveshaft, Sealing, Thermal and Structures. HVTSG consists of two operating segments: Commercial Vehicle and Off-Highway.
     Management also monitors shared services, operations that are not part of the operating segments, trailing liabilities of closed operations and other administrative costs.
     Management evaluates DCC as if it were accounted for under the equity method of accounting rather than on the fully consolidated basis used for external reporting. DCC is included as a reconciling item between the segment results and our loss before income tax.
     During 2007, we modified the methodology for allocating profit on certain sales from the Axle and Driveshaft segments to the Commercial Vehicle segment. For comparability purposes, segment profits in 2006 have been adjusted to be consistent with the new profit allocation used by management to evaluate segment performance.
     Earnings before interest and taxes (EBIT) is the key internal measure of performance used by management as a measure of profitability for our segments. EBIT, a non-GAAP financial measure, excludes equity in earnings of affiliates. It includes sales, cost of sales, selling, general and administrative expenses (SG&A) and certain reorganization items and other income (expense) items, net. Certain nonrecurring and unusual items like goodwill impairment, certain realignment charges and divestiture gains and losses are excluded from segment EBIT. EBIT is a critical component of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization charges (EBITDAR), which is a measure used to determine compliance with our DIP Credit Agreement financial covenants.

     We used the following information to evaluate our operating segments for the three months ended March 31, 2007 and 2006:

		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBIT
ASG
Axle	$611	$24	$(10)
Driveshaft	286	51	9
Sealing	176	7	11
Thermal	72	2	4
Structures	270	4	8
Eliminations and other	5	(61)	(7)

Total ASG	1,420	27	15

HVTSG
Commercial Vehicle	340		8
Off-Highway	384	9	36
Eliminations and other		(8)	(2)

Total HVTSG	724	1	42

Other Operations	1	9
Eliminations		(37)

Total Segments	$2,145	$—	$57

		Inter-
	External	Segment	Segment
2006	Sales	Sales	EBIT
ASG
Axle	$588	$13	$(6)
Driveshaft	277	32	26
Sealing	177	7	15
Thermal	76	1	11
Structures	324	8	2
Eliminations and other	32	(33)	(15)

Total ASG	1,474	28	33

HVTSG
Commercial Vehicle	417	3	4
Off-Highway	301	8	27
Eliminations and other		(9)	(3)

Total HVTSG	718	2	28

Other Operations	5	12
Eliminations		(42)

Total Segments	$2,197	$—	$61

     The following table reconciles segment EBIT to the consolidated loss from continuing operations before income taxes:

	Three Months Ended
	March 31,
	2007	2006
Segment EBIT	$57	$61
Shared services and administrative	(37)	(58)
Closed operations	(2)	(4)
DCC EBIT	7	9
Impairment of other assets		(14)
Reorganization items, net	(37)	(55)
Interest expense	(23)	(39)
Realignment not in segments	(16)
Other income not in segments or DCC	27	14
Other	(3)	(6)

Loss from continuing operations before income taxes	$(27)	$(92)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Management Overview
     We are a leading supplier of axle, driveshaft, structures, sealing and thermal products and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ 41,000 people in 28 countries. Our world headquarters is in Toledo, Ohio. Our Internet address is www.dana.com.
     We are currently operating under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are discussed in detail in Note 2 to our financial statements in Item 1 of Part I. Our reorganization goals are to maximize enterprise value during the reorganization process and to emerge from Chapter 11 as soon as practicable as a sustainable, viable company.
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
     Our U.S. operations are currently generating significant losses and consuming substantial cash, and only with the actions outlined below will we see sustainable improvement.
     Even with notably better domestic operating results, we will be dependent upon realizing expected divestiture proceeds, repatriating available cash from our overseas operations, and loans under our DIP Credit Agreement to meet our liquidity needs in 2007. In the first quarter of 2007, we took several key actions to address this issue. We effectively increased the size of our DIP Credit Agreement, completed certain divestitures and laid the groundwork for cash repatriations. These actions will help address our liquidity needs for 2007. However, such sources of funds will not be available or adequate in future periods.
     Our successful reorganization as a sustainable, viable business will require the simultaneous implementation of several distinct reorganization initiatives and the cooperation of all of our key business constituencies — customers, vendors, employees and retirees. It is critical to our success that we:
•	Achieve improved margins for our products by obtaining substantial price increases from our customers;

•	Restructure our wage and benefit programs to create an appropriate labor and benefit cost structure;

•	Address the excessive costs and funding requirements of the legacy postretirement benefit liabilities that we have accumulated over the years, in part from prior divestitures and closed operations; and

•	Achieve a permanent reduction and realignment of our overhead costs.
     In the long term, we also must eliminate the costs and inefficiencies associated with our historically decentralized manufacturing operations and optimize our manufacturing “footprint” by substantially repositioning our production to lower cost countries.
     Achievement of our objectives has been made more pressing by the significantly curtailed production forecasts since the second half of 2006 by some of our largest domestic customers, particularly in the production of SUVs and pickup trucks, which represent the primary market for our products in the U.S. These production cuts are adversely impacting our sales in 2007 in the light vehicle market. Weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules is also negatively impacting our 2007 performance. We must, therefore, accelerate our efforts to achieve viable long-term U.S. operations in an increasingly challenged U.S. automotive industry and a cyclical commercial vehicle market.
     Our reorganization strategy contemplates the following initiatives, which will require significant contributions from each of the constituents referred to above in the form of gross margin improvements or cost base reductions.
•	Product Profitability

Our products contain high quantities of commodity materials and absorbing the significant inflation in the costs of these materials has contributed to the decline in our profitability. In addition, we granted many of our customers downward price adjustments, consistent with their demands and industry practices. In the Bankruptcy Cases, we will have to determine whether to assume or reject customer contracts. Since the filing date, we have undertaken a detailed review of our product programs to identify unprofitable contracts and have held meetings with our customers and their advisors to address under-performing programs. Through pricing modifications with customers and contract rejections, we expect to improve our annual pre-tax profit by $175 to $225.

To date we have reached agreements with customers resulting in pricing improvement of approximately $170 on an annualized basis. We expect to substantially complete the contract pricing agreements and our decisions as to our assumption of customer contracts in the second quarter of 2007. To date, we have not moved to reject any customer contracts. However, we may find it necessary to seek rejections of certain contracts if we are unable to reach agreement with our customers. We have made substantial progress against this goal and expect to achieve our goal for 2007.

•	Labor and Benefit Costs

Our current labor and benefit costs, especially in the U.S., impair our financial position and are a significant impediment to our successful reorganization. The steps we have taken since 2005 to reduce these costs and the further steps we intend to take are discussed in Item 7 of our 2006 Form 10-K. We expect that these labor and benefit cost actions will generate annual cost savings of $60 to $90.

We apprised the primary unions representing our active U.S. employees — the United Auto Workers (UAW), the United Steel Workers (USW) and the International Association of Machinists (IAM) — of our labor cost reduction goals and commenced discussions with them about these matters in 2006. In January 2007, we filed motions with the Bankruptcy Court seeking authorization to reject our collective bargaining agreements with these unions in the event we are unable to reach agreement with them on proposed changes. The Bankruptcy Court held hearings on this matter in March and April 2007, and now has the matter under consideration. Before the hearing, we resolved our collective bargaining issues with the IAM and agreed to a new three-year collective bargaining agreement covering hourly employees at our Robinson, Illinois plant. Since the hearing, we have continued our discussions with the UAW and USW. These unions, which objected to our motion to reject their collective bargaining agreements, have indicated that their members may strike if we reject these agreements. While we are taking steps to minimize the impact of any strike activity on our customers, a prolonged strike by the UAW or the USW would impact our earnings adversely and could prevent us from reorganizing successfully.

•	Other Postretirement Benefits

We provide other postretirement benefits, including medical and life insurance, for many U.S. retirees. Our accumulated liabilities are disproportionate to the scale of our current business and the rising cost of providing an extensive retiree healthcare program has become prohibitive. At March 31, 2007, after giving affect to the elimination of benefits for non-union employees, we had approximately $1,400 in unfunded non-pension retiree benefits obligations under our domestic postretirement healthcare plans.

We are seeking to terminate our direct sponsorship of all retiree healthcare programs and the funding of ongoing retiree healthcare costs associated with existing plans. We expect this initiative to be resolved through the creation of various trusts to provide future healthcare benefits for retirees, resulting in the elimination of our future healthcare benefit costs and annual cost savings of $70 to $90.

We filed motions with the Bankruptcy Court in January and February 2007 seeking authorization to exercise our unilateral right to eliminate retiree healthcare benefits for all of our non-union U.S. employees and retirees and to modify other retiree benefits. The Bankruptcy Court held hearings on these matters in March and April of 2007, and in March, the Bankruptcy Court approved the elimination of retiree healthcare benefits coverage for our active non-union employees effective April 1, 2007. This action is expected to result in annualized cost savings of approximately $12. Changes to the other retiree benefits are still under consideration by the Bankruptcy Court. In March 2007, we also reached a tentative agreement with the Retiree Committee to make a $78 cash contribution to a Voluntary Employee Beneficiary Association (VEBA) trust for non-pension retiree benefits in exchange for release of the Debtors from obligations for postretirement health and welfare benefits for non-union retirees. The VEBA will allow for benefits under an alternate plan. This tentative agreement is subject to approval by the Bankruptcy Court. In addition, on April 27, 2007, the Bankruptcy Court approved our settlement with the IAM to pay $2.25 to resolve all IAM claims for non-pension retiree benefits for retirees and active employees represented by the IAM. The tentative agreement with the Retiree Committee and an approved IAM agreement are expected to reduce the $1,400 of unfunded non-pension retiree benefits obligations by an estimated $220. These actions are expected to result in annualized cost savings of approximately $22.

•	Overhead Costs

Due to our historically decentralized operating model and the reduction in the overall size of our business resulting from recent divestitures, our overhead costs have been too high. We are in various stages of analysis and implementation with respect to initiatives to reduce overhead costs. Additional reductions in overhead will occur as a result of our ongoing divestitures and reorganization activities. We expect our reductions in overhead spending to contribute annual expense savings of $40 to $50.

•	Manufacturing Footprint
Overcapacity and high operating costs at our facilities in the U.S. and Canada are burdening our performance and negatively affecting our financial results. We have identified a number of manufacturing and assembly plants that carry an excessive cost structure or have excess capacity. We have committed to the closure of certain locations and consolidation of their operations into lower cost facilities in other countries or into U.S. facilities that currently have excess capacity.
In the first quarter of 2007, we announced the closure of a Driveshaft plant in Renton, Washington which will be integrated into our Louisville, Kentucky operation. As previously disclosed, we expect to close four additional facilities, which we will announce later in 2007. Over the long term, we expect the manufacturing footprint actions to reduce our annual operating costs by $60 to $85.
     We expect that our reorganization initiatives, when fully implemented, will result in an aggregate annual pre-tax profit improvement of $405 to $540. We began phasing these actions in during 2007 and expect them to contribute between $150 and $200 to our base plan forecast for 2007 (the initial base forecast based on 2006 ending production levels, before inclusion of the benefits of any of the initiatives), excluding any contributions from reductions of benefits related to non-union retirees and employees and retirees covered by collective bargaining agreements that were the subject of the March and April 2007 Bankruptcy Court hearings.
     We are also continuing to pursue previously announced divestitures and, as we implement our reorganization initiatives, we may identify additional opportunities to help return our U.S. operations to sustainable viability.
     In March 2007, we sold our engine hard parts business for $98 in cash and recorded a loss of $26. Of the cash proceeds, $4 was escrowed pending completion of closing conditions in certain countries, which are expected to occur in 2007, and $20 was escrowed pending customary purchase price adjustments and satisfaction of certain of our indemnification obligations. We also sold our 30% equity interest in GETRAG to our joint venture partner for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value. Based on final terms, $2 of additional loss was recorded in the first quarter of 2007. In addition, we signed an agreement with Orhan Holding A.S. to sell the European portion and certain North American portions of our fluid routing products business for $70 subject to Bankruptcy Court and regulatory approvals. We expect to close this sale in the second quarter of 2007.
     In February 2007, we announced the restructuring of the pension liabilities of our U.K. operations. Ten of our subsidiaries located in the U.K. and the trustees of four U.K. defined benefit pension plans have entered into an agreement to compromise and settle the liabilities owed by our U.K. operating subsidiaries to the pension plans. Under the agreement, in April 2007, the trustees of the plans released the operating subsidiaries from all such liabilities in exchange for an aggregate cash payment of approximately $93 and the transfer of 33% equity interest in our axle manufacturing and driveshaft assembly businesses in the U.K. for the benefit of the pension plan participants. We expect to record a settlement charge in the range of $150 to $170 (including a cash charge of $93) in the second quarter of 2007 in connection with this transaction.
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded a pre-tax gain of $14.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) are operating under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 cases have been consolidated in the Bankruptcy Court for the Southern District of New York under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither DCC and its subsidiaries nor any of our non-U.S. affiliates are Debtors.
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock are trading on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under our eventual plan of reorganization is uncertain and the shares may be cancelled without any compensation pursuant to such plan.
     The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations while we evaluate our business financially and operationally. We are proceeding with previously announced divestiture and reorganization plans and taking steps to reduce costs, increase efficiency and enhance productivity so that we can emerge from bankruptcy as a stronger, more viable company.
     Official Creditors and Retiree Committees have been appointed in the Bankruptcy Cases. The Debtors bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders was also appointed, but it was later disbanded.
     The Debtors have filed schedules of their assets and liabilities existing on the Filing Date, including certain amendments to the initial schedules, with the Bankruptcy Court.
     Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has authorized the Debtors to reject certain executory contracts and unexpired leases.
     The Bankruptcy Court has also entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common stock are subject to certain notice and consent procedures before acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization.
Pre-petition Claims
     Most persons and entities asserting pre-petition claims (other than asbestos-related personal injury and wrongful death claims) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim alleging rights to payment for financing, trade debt, employee obligations, environmental matters, litigation tax liabilities and other matters in a total amount of approximately $26,100 were filed by that date. Of the claims filed, the Debtors have so far identified claims totaling approximately $20,900 that they believe should be disallowed, primarily because they appear to be amended, duplicative, withdrawn by the creditor, without basis for claim, or solely equity-based. Of these, claims totaling approximately $260 have been disallowed by the Bankruptcy Court through April 2007. The Debtors are continuing to evaluate the remaining filed claims and expect to file additional claim objections with the Bankruptcy Court.
     The Debtors have also identified approximately 1,100 asbestos-related personal injury and wrongful death claims (totaling approximately $140) that are expected to be addressed in the future in connection with our plan of reorganization.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain of our direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of March 31, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise.
Reorganization Initiatives
     It is critical to the Debtors’ successful emergence from bankruptcy that they (i) achieve positive margins for their products by obtaining substantial price increases from their customers, (ii) recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs, (iii) restructure their wage and benefit programs to create an appropriate labor and benefit cost structure, (iv) address the excessive cash requirements of the legacy pension and other postretirement benefit liabilities that they have accumulated over the years, (v) optimize their manufacturing footprint by eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost countries, and (vi) achieve a permanent reduction and realignment of their overhead costs. The steps that the Debtors are taking to accomplish these goals are discussed in ”Business Strategy,” above.

Plan of Reorganization
     Until September 3, 2007, the Debtors have the exclusive right to file a plan of reorganization in the Bankruptcy Cases. We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed and treated in accordance with such plan, which will be voted on by the creditors in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan by that date, there can be no assurance that they will be able to do so or that any plan that is filed will be confirmed by the Bankruptcy Court and consummated. The Debtors’ plan of reorganization could materially change the amounts and classification of items reported in our historical financial statements.
Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of March 31, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
     Our continuation as a going concern is contingent upon our ability to (i) comply with the terms and conditions of the DIP Credit Agreement, (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iii) generate sufficient cash flow from operations, and (iv) obtain financing sources to meet our future obligations. Although we are taking steps to achieve these objectives, there is no assurance that we will be successful in doing so or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until such time as we emerge from bankruptcy, there is no certainty about our ability to continue as a going concern. If our reorganization is not completed successfully, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and will use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At March 31, 2007 the amount of principal outstanding under the DCC notes was $266. In April 2007, DCC made a $44 payment to the forbearing noteholders, consisting of $38 of principal and $6 of interest.

Business Units
     We manage our operations globally through two business units – ASG and HVTSG. ASG focuses on the automotive market and primarily supports light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. ASG has five operating segments focused on specific products for the automotive market: Axle, Driveshaft, Structures, Sealing and Thermal.
     HVTSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications). HVTSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.
Trends in Our Markets
North American Light Vehicle Market
Production Levels
     North American light vehicle production levels were 8.1% lower in the first quarter of 2007 than in the first quarter of 2006. In the light truck segment, the quarter-over-quarter production decline was 5.8%. Within this segment, the declines have been more heavily weighted toward medium and full size pick-up trucks and SUVs where consumer concerns about high fuel prices have led to increased preferences for more fuel efficient CUVs. The light truck platforms which generate the highest sales for us are primarily medium and full size pick-up and SUVs. Production levels on these vehicles with higher Dana content in the first quarter of 2007 were down about 9% from the period in the previous year (source: Global Insight).
     Lower production levels during the second half of 2006 and first three months of 2007 have helped bring inventory levels in line. Days supply of light truck inventories was 69 at March 31, 2007 as compared to 78 at the same time a year ago – a positive factor looking ahead to production levels forecast for the remainder of the year (source: Wards Automotive).
     Overall North American light vehicle production in 2007 is forecasted to be about the same as in 2006 – 15.3 million units – or slightly lower (source: Global Insight & Wards Automotive). While second half light truck production is currently forecast to be somewhat higher than comparable 2006 levels, high fuel prices and a weaker housing market could put potential pressure on production levels of our key platforms later in the year.
OEM Mix
     The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for 67.6 % of light vehicle production in North America in the first quarter of 2006. Their share of first quarter 2007 production was 64.6% (source: Global Insight). While our current bankruptcy reorganization has provided us with some relief from the price reduction pressure applied by these major customers, we expect any continuing loss of market share could result in renewed pricing pressure in order for us to retain existing business and be awarded new business. Our product profitability initiative discussed in “Business Strategy” above specifically addresses our efforts to improve our pricing.
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
     Two commonly-used market-based indicators — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland, and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. As compared to 2003, average scrap steel prices on the Tri Cities Index during 2006 were more than 70% higher, and spot market hot-rolled sheet steel prices during 2006 were up more than 100%. After subsiding some during the second half of 2006, scrap prices on the Tri Cities Index rose significantly during the first three months of 2007 – with the average first quarter 2007 price exceeding the first quarter 2006 average and full year 2006 average by approximately 15% and 12%. In the case of hot-rolled steel, spot prices during the first three months of 2007 have dropped, with average first quarter 2007 spot prices about 5% lower than the comparable 2006 period and 11% lower than 2006 average prices. However, even taking account of the recent decline in hot-rolled steel prices, at current consumption levels, we estimate that our annualized cost of raw steel is approximately $140 higher than it would have been using prices at the end of 2003. We have taken actions to mitigate the impact of these increases, including consolidating purchases, taking advantage of our customers’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on higher cost steel grades.
     During the latter part of 2005 and throughout 2006, cost increases for raw materials other than steel were also significant. Average prices for nickel (which is used to manufacture stainless steel) and aluminum increased significantly, up about 60% and 37% over 2005 prices; during the first three months of this year, aluminum and nickel prices have continued to increase – aluminum being up 10% compared to first quarter 2006 prices, while average nickel prices are more than 2.5 times 2006 levels. In addition, copper and brass prices have increased significantly, impacting, in particular, our businesses that are for sale and classified as discontinued operations. Average prices for these materials during the first quarter of 2007 were about 20% higher than the same period in 2006.
     As discussed above, our reorganization initiatives include working with our customers to recover a greater portion of our commodity materials costs.
Automotive Supplier Bankruptcies
     Several major U.S. automotive suppliers, in addition to Dana, have filed for protection under Chapter 11 of the Bankruptcy Code since early 2005, including Tower Automotive, Inc., Collins & Aikman Corporation, Delphi Corporation and Dura Automotive Systems, Inc. These bankruptcy filings indicate stress in the North American light vehicle market that could lead to further filings or to competitor or customer reorganizations or consolidations that could impact the marketplace and our business.
North American Commercial Vehicle Market
Production Cyclicality
     The North American commercial vehicle market was strong during 2006, primarily due to pre-buying of heavy-duty (Class 8) and medium-duty (Class 5-7) trucks in advance of the more stringent U.S. emission regulations that took effect at the beginning of 2007 and increased the prices of these trucks. As a result of the pre-buying, North American commercial vehicle truck build is expected to be down considerably in 2007.
     First quarter 2007 production of Class 8 vehicles in North America was down about 19% from the first quarter of 2006, and Class 5-7 medium duty production was down 13% for the same periods. Nevertheless, first quarter 2007 production levels continued to benefit from pre-buying as engines built to the older emission standards that were on hand at the end of the year could still be used to satisfy customer orders. Commercial Vehicle build during the remainder of 2007 is expected to be down more significantly from levels of a year ago. Class 8 and medium-duty order backlogs at March 31, 2007 are off 65% and 40% from the same time last year. Full year 2007 production of Class 8 vehicles is expected to be around 200,000 units, compared to 369,000 units in 2006, and medium-duty truck build is forecast at about 200,000 units in 2007 compared to 265,000 units in 2006 (source: ACT).
Commodity Costs
     The high commodity costs, in particular steel, affecting the North American light vehicle market have also impacted the commercial vehicle market, but this impact has been partially mitigated by our ability to recover material cost increases from our Commercial Vehicle customers.
New Business
     A continuing major focus for us is growing our revenue through new business. We expect net new business to contribute approximately $260 and $130 to our sales in 2007 and 2008. While continuing to support Ford, GM and Chrysler, we are striving to diversify our sales across a broader customer base. Approximately 80% of our current book of net new business involves customers other than Ford, GM and Chrysler, and approximately 70% of this business is with other automotive manufacturers based outside North America.
United States Profitability
     Our U.S. operations have generated losses before income taxes during the past five years aggregating more than $2,000. While numerous factors have contributed to our lack of profitability in the U.S., paramount among them are those discussed earlier in this report: high raw material costs that we have been absorbing, customer price reductions that have reduced our margins, competition from suppliers in countries with lower labor costs, and accumulated retiree healthcare costs disproportionate to the scale of our current business. As indicated in Note 3 to the financial statements in Item 1 of Part I, during the first three months of 2007, the Debtors experienced losses from continuing operations before income taxes of $61, including $32 of net reorganization costs. After adjusting for the reorganization items, the losses are indicative of our current and ongoing lack of U.S. profitability at current sales levels, underscoring the urgency of succeeding with our reorganization initiatives.
Results of Operations – Summary (First Quarter 2007 versus First Quarter 2006)

	For the Three Months Ended
	March 31,
	2007	2006	Change
Net sales	$2,145	$2,197	$(52)
Cost of sales	2,043	2,092	(49)

Gross margin	102	105	(3)
Selling, general and administrative expenses	96	119	(23)

Gross margin less SG&A*	6	(14)	20

Other costs and expenses
Realignment charges	$19	$1	$18
Impairment of other assets		14	(14)

Other income, net	$46	$31	$15

Income from continuing operations before interest, reorganization items and income taxes	$33	$2	$31

Loss from continuing operations	$(36)	$(105)	$69

Loss from discontinued operations	$(56)	$(21)	$(35)

Net loss	$(92)	$(126)	$34

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.

Results of Operations (First Quarter 2007 versus First Quarter 2006)
     The tables below show changes in our sales by geographic region, business unit and operating segment for the three months ended March 31, 2007 and 2006.
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
North America	$1,224	$1,372	$(148)	$(4)	$(7)	$(137)
Europe	562	465	97	51	(22)	68
South America	206	199	7	1		6
Asia Pacific	153	161	(8)	9	(5)	(12)

Total	$2,145	$2,197	$(52)	$57	$(34)	$(75)

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
ASG
Axle	$611	$588	$23	$12	$15	$(4)
Driveshaft	286	277	9	9	11	(11)
Sealing	176	177	(1)	7		(8)
Thermal	72	76	(4)	1		(5)
Structures	270	324	(54)			(54)
Other	5	32	(27)		(22)	(5)

Total ASG	1,420	1,474	(54)	29	4	(87)

HVTSG
Commercial Vehicle	340	417	(77)	2	(38)	(41)
Off-Highway	384	301	83	26		57

Total HVTSG	724	718	6	28	(38)	16

Other Operations	1	5	(4)			(4)

Total	$2,145	$2,197	$(52)	$57	$(34)	$(75)

Regional Review
     Total sales of $2,145 in the first quarter of 2007 were $52 lower than in the first quarter of 2006. Currency translation effects, primarily a stronger euro, increased sales, partially offsetting the overall organic sales decline associated with reduced production levels in certain of our key markets. The 2006 acquisition of the axle and driveshaft operations of our former Mexican joint venture provided additional sales of $26 in 2007. However, these higher sales were more than offset by reductions of $38 due to the sale of our trailer axle business in January 2007 and by $22 from the 2006 divestiture of our European actuator systems operation.
     The organic sales decline of 10% in North America reflects lower production levels in both the light vehicle and commercial vehicle markets. North American light vehicle production in the first quarter of 2007 was down 8%, with the production levels of our key platforms down about 9%. In the commercial vehicle market, production levels of Class 8 trucks were down 19% and medium duty production was 13% lower. Partially offsetting the production driven decreases was the impact of higher pricing from our reorganization initiatives of about $27 as discussed in the “Business Strategy” section.

     In Europe, the sales increase of $97 included a positive translation impact of $51 – mostly from a stronger euro. The organic increase of $68 million was in large part due to strong production levels in the off-highway market where we have a significant European presence and to new business which came on stream in the first quarter of 2007. The organic sales reduction in Asia Pacific was due primarily to the expiration of an axle program in mid-2006 with a subsidiary of General Motors.
Business Segment Review
     Our ASG operating segments were all impacted negatively in the first quarter of 2007 by the lower production levels in the North American light vehicle market. Our Axle segment was able to offset much of the impact from lower production levels with higher sales from new programs. Lower organic sales in the Driveshaft, Sealing and Thermal segments were due principally to lower production levels. In Structures, the sales decline was due to lower production levels and to the expiration of a frame program with Ford in 2006. The reduction from these two factors was partially offset by higher sales from the pricing initiatives discussed in the “Business Strategy” section.
     In the HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 10% in this segment was primarily due to lower North American production levels. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, the stronger euro also resulted in higher sales for this segment.

     The chart below shows our business unit and segment margin analysis for the three months ended March 31, 2007 and 2006:

	As a Percentage of Sales		Increase /
	2007	2006	(Decrease)
Gross margin:
ASG	3.9%	5.5%	(1.6)%
Axle	(0.1)	1.0	(1.1)
Driveshaft	5.8	12.1	(6.3)
Sealing	13.1	14.7	(1.6)
Thermal	10.6	17.5	(6.9)
Structures	3.7	2.1	1.6

HVTSG	9.0	7.5	1.5
Commercial Vehicle	5.5	4.3	1.2
Off-Highway	11.9	11.6	0.3

Selling, general and administrative expenses:
ASG	3.4%	3.5%	(0.1)%
Axle	2.2	2.1	0.1
Driveshaft	3.2	3.7	(0.5)
Sealing	6.7	6.5	0.2
Thermal	5.1	3.5	1.6
Structures	1.7	1.8	(0.1)

HVTSG	3.4	3.9	(0.5)
Commercial Vehicle	3.7	3.9	(0.2)
Off-Highway	2.5	2.8	(0.3)

Gross margin less SG&A:*
ASG	0.5%	2.0%	(1.5)%
Axle	(2.3)	(1.1)	(1.2)
Driveshaft	2.6	8.4	(5.8)
Sealing	6.4	8.2	(1.8)
Thermal	5.5	14.0	(8.5)
Structures	2.0	0.3	1.7

HVTSG	5.6	3.6	2.0
Commercial Vehicle	1.8	0.4	1.4
Off-Highway	9.4	8.8	0.6

Consolidated	0.3	(0.6)	0.9

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business.
     In ASG, gross margin less SG&A declined from 2.0% in the first three months of 2006 to 0.5% in the first three months of 2007. Each of the ASG segments experienced lower organic sales as compared to 2006 mostly due to lower production levels. This lower volume of unit sales without proportionate reduction in fixed costs reduced overall margins. In the Axle segment net margins as a percent of sales were down 1.2% from 2006. Although an acquisition and new business added approximately $60 of sales, the margin contribution was minimal. These increases masked the sales reduction resulting from lower production levels on existing higher margin programs.

Partially offsetting the effect of lower production levels was a contribution of $8 from pricing improvement actions. Net margins in the Driveshaft segment were down significantly – 5.8%. The Mexican driveshaft operation that was acquired in mid-2006 generated losses of $8, in part due to start up costs associated with the transition of business from the U.S. Additionally, costs in the U.S. of closing Driveshaft’s Bristol operation and transferring the business to Mexico added another $2 of cost. Driveshaft margins were also negatively impacted by $8 due to replacing a discontinued customer program with new business which carried lower margins and significant launch costs, and by $4 due to higher raw material costs compared to the first quarter of 2006. In the Sealing segment, the margin reduction of 1.8% of sales was due principally to higher material costs for stainless steel and nickel. Higher raw material costs, most notably aluminum, also reduced margins in our Thermal segment. Margins in Thermal were also negatively impacted by the lower production levels, start-up costs associated with a new operation in Hungary and some new program launch costs. The Structures segment, while experiencing the largest percentage decline in organic sales, had quarter-over-quarter net margin improvement of 1.7%. More than offsetting the impact from lower sales was $16 margin improvement, $6 of which resulted from one-time program cost recoveries.
     Gross margin less SG&A in HVTSG improved from 3.6% in the first three months of 2006 to 5.6% in the first three months of 2007. Commercial Vehicle net margins as a percent of sales improved 1.4% as the margin reduction associated with the lower production levels and loss of the trailer axle business was more than offset by pricing improvement, lower material costs and reduced SG&A. Price increases with certain major customers in this segment were implemented in the second half of 2006, with additional pricing improvement from the reorganization actions discussed in the “Business Strategy” section effectuated during this year’s first quarter. The quarter-over-quarter margin improvement from pricing amounted to $8. Lower material costs contributed $5, while reduced SG&A added another $3. In the Off-Highway segment, the margin improvement of 0.6% of sales was due primarily to higher sales volume. Lower material costs improved margins, but this was largely offset by higher warranty cost.
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 2.0% for the first three months of 2007 as compared to 3.1% in the same period in 2006, thereby contributing to the 0.9% improvement in consolidated gross margin less SG&A. First quarter 2006 expenses included $4 of pension settlement cost triggered by high levels of lump sum pension fund distributions and approximately $6 of higher costs associated with advisory and other fees incurred in connection with the arrangement of replacement financing and other projects which were discontinued with our bankruptcy filing in March 2006. The lower corporate and other expenses as a percent of sales in 2007 also resulted from manpower and other cost reductions.
Realignment charges
     Realignment charges during the first quarter of 2007 were primarily costs incurred in connection with the continuing manufacturing footprint optimization actions and $8 of costs relating to the U.K. restructuring, both of which are described in the “Business Strategy” section.
Impairment of assets
     An impairment charge of $14 was recorded in the first quarter of 2006 to reduce lease and other assets in DCC to their fair value less cost to sell.

Other income (expense)
     The increase in other income is due primarily to the inclusion of $14 of gain from the sale of the trailer axle business. See Note 17 to the financial statements in Item 1 of Part 1 for additional components of other income.
Interest expense
     As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first three months of 2007 on these obligations amounted to $27, compared to $8 not recognized for this period in 2006.
Reorganization items
     Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 2 to our financial statements in Item 1 of Part I for a summary of these costs. Professional advisory fees in the first three months of 2007 included costs associated with completing the restructuring of our pension obligations in the U.K. and implementing a new European financing program and organization. These initiatives were largely completed during the first quarter. Reorganization items reported in the three months ended March 31, 2006 included debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement that were one-time charges associated with the initial phase of the reorganization. In the first quarter of 2007, in lieu of these one-time charges, the reorganization items consisted primarily of higher ongoing professional advisory fees due to an increased level of reorganization initiatives and the activities of the official committees appointed by the Bankruptcy Court.
Income tax benefit (expense)
     Since we are not recognizing tax benefits on our U.S. losses given their uncertain recoverability, the tax provision relates primarily to our non-U.S. operations. This is the primary reason why income tax expense of $15 in 2007 and $22 in 2006 differs from a tax benefit of $9 in 2007 and $32 in 2006 that would be expected based on the 35% U.S. statutory income tax rate.
Discontinued Operations
     In October 2005, our Board of Directors approved the divestiture of our engine hard parts, fluid products and pump products operations and we started to report these businesses as discontinued operations. In the motions and affidavits presented to the Bankruptcy Court on the Filing Date, we advised the Bankruptcy Court of our plan to sell these discontinued operations, subject to Bankruptcy Court approval. The engine hard parts business was sold in March 2007.

     The net sales and the net income (loss) from discontinued operations of these businesses for the three months ended March 31, 2007 and 2006, aggregated by operating segment, are shown in the table below.

	Three Months Ended
	March 31,
Sales	2007	2006
ASG
Engine	$153	$179
Fluid	104	121
Pump	21	25

Total Discontinued Operations	$278	$325

	Three Months Ended
	March 31,
Net Loss	2007	2006
ASG
Engine	$(56)	$(3)
Fluid	(3)	(21)
Pump	3	(1)

Total ASG	(56)	(25)
Other		4

Total Discontinued Operations	$(56)	$(21)

     Since October 2005, we have adjusted the underlying net assets of the discontinued operations to their net fair value less cost to sell from time to time based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. Valuation adjustment charges for the three months ended March 31, 2007, of less than $1 relating to the fluid routing and pump businesses are reported as impairment. Valuation adjustment charges of $28 were recorded in the first quarter of 2006. The 2007 net loss in Engine includes a loss of $26 on the sale of the engine hard parts business.

Liquidity
     During the first quarter, we took several steps to ensure adequate liquidity for all of our operations for the expected duration of the Chapter 11 proceedings, including the funding of our restructuring initiatives. As discussed elsewhere in this quarterly report, we:
•	Increased the size of our DIP Credit Agreement;

•	Negotiated a settlement with the Retiree Committee related to post-retirement, non-union benefits;

•	Borrowed funds in the U.K. for pension settlement;

•	Sold our interest in GETRAG;

•	Sold our engine products business;

•	Sold our trailer axle business; and

•	Received a commitment for the establishment of a $225 five-year accounts receivable securitization program with respect to our European operations.
     In addition, substantial progress has been made with our reorganization initiatives which both improves and clarifies our operational performance and liquidity outlook. As a result of these actions, we believe that our liquidity will be adequate to finance our business through our emergence from bankruptcy.
     The following table summarizes our global liquidity at March 31, 2007:

Cash	$1,250
Less:
U.K. pension settlement deposit	(93)
Other cash deposits	(93)
DCC cash	(53)
Cash in less than wholly-owned subsidiaries	(79)

Available Cash	932
Additional cash availability from:
Lines of credit in the U.S. and Canada	241
Collateralized international lines	73

Total Global Liquidity	$1,246

     The Debtors have $517 of these funds directly available to them at March 31, 2007, with plans to repatriate $130 or more from divestitures and financing proceeds.

     A recap of the changes in cash and cash equivalents for the three months ended March 31, 2007 and 2006 is shown in the following tables:

Cash flow summary:	2007	2006
Cash and cash equivalents at beginning of period	$719	$762

Cash provided by (used in) operating activities	(17)	15
Cash provided by (used in) investing activities	274	(46)
Cash provided by financing activities	265	136

Increase in cash and cash equivalents	522	105
Impact of foreign exchange and discontinued operations	9	(2)

Cash and cash equivalents at end of period	$1,250	$865

Cash flows from operating activities:	2007	2006
Net loss	$(92)	$(126)
Depreciation and amortization	70	67
Charges related to divestitures and asset sales	15	43
Reorganization items, net	27	27
Other	15	48

	35	59
Change in working capital	(52)	(44)

Cash flows from operating activities	$(17)	$15

     Cash of $17 was used by operating activities in the first three months of 2007 as compared to cash of $15 provided in the same period of 2006. We typically experience an increase in working capital during the first quarter of 2007 due primarily to trade receivables being customarily lower at the end of the calendar year as customer production levels are lighter during the holiday season. During the first quarter of 2007, the seasonal increase in receivables was partially offset by increased accounts payable and other accrued liabilities in part due to normal seasonality, but also due to continued progress with extending supplier payment dates. Operating cash flow, excluding working capital, was lower in 2007 in part due to payments made on employee benefits and other non-current liabilities which offset improved gross margin less SG&A, and lower cash payments for reorganization items.

Cash flows from investing activities:	2007	2006
Purchases of property, plant and equipment	$(39)	$(94)
Proceeds from sale of businesses	303	26
Proceeds from sale of DCC assets	25
Other	(15)	22

Cash flows from investing activities	$274	$(46)

     Divestitures of the engine hard parts business and the trailer axle business and the sale of our investment in GETRAG provided cash of $303 in the first quarter of 2007. Proceeds from DCC investment related actions generated $25. Expenditures for property, plant and equipment were lower than last year’s first quarter in part due to timing. Capital investment in last year’s first quarter was higher because we had delayed some expenditures during the second half of 2005. Although we expect the full year capital expenditures to be lower in 2007 than 2006, expenditures during the remainder of the year will be at higher levels than in the first quarter in line with new program and manufacturing footprint optimization requirements.

Cash flows from financing activities:	2007	2006
Net change in short-term debt	$(2)	$(565)
Proceeds from debtor-in-possession facility		700
Proceeds from U.K. bank loan	67
Issuance of long-term debt	200	5
Payments of long-term debt		(4)

Cash flows from financing activities	$265	$136

     During the first quarter of 2007, we borrowed an additional $200 under the DIP Credit Agreement. We also borrowed $67 under a short-term financing arrangement in the U.K. to facilitate the restructuring of our pension obligations. The proceeds from this U.K. borrowing were placed in escrow and used to satisfy the settlement payment in April 2007. In the first quarter of 2006, we borrowed $700 under the DIP Credit Agreement in connection with our bankruptcy filing. These proceeds were used in part to repay obligations under our previous bank facility and an accounts receivable securitization program.
Financing Activities
Non-U.S. Activity
     At March 31, 2007, cash and cash equivalents held in the U.S. amounted to $461, including $72 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations, and $53 held by DCC, a non-Debtor subsidiary whose cash is restricted by the Forbearance Agreement discussed in Note 2 to our financial statements in Item 1 of Part I.
     At March 31, 2007, cash and cash equivalents held outside the U.S. amounted to $789, including $21 of cash deposits to provide credit enhancement for certain lease agreements and to support surety bonds that allow us to self-insure our workers’ compensation obligations and cash of $93 that was placed in escrow to facilitate completion of an agreement to settle our pension obligations in that country. The escrowed cash was used to pay the settlement in April 2007. A substantial portion of our cash and cash equivalents held in overseas locations is retained for working capital and other operating purposes. Several countries also have local regulatory requirements that significantly restrict the ability of the Debtors to access cash. Our cash and cash equivalents also included $79 held by entities that are majority owned and consolidated by Dana, but which have third party minority ownership with varying levels of participation rights involving cash withdrawals.
     Certain of our international operations had intercompany loan obligations to the U.S. totaling $689 at March 31, 2007. These intercompany loans resulted from certain international operations having received cash or other forms of financial support (i) from the U.S. to finance their activities, and from certain entities having received cash or other forms of financial support from the U.S. to finance their activities, and (ii) from the U.S. entities transferring their ownership in certain entities in exchange for intercompany notes, and (iii) from certain entities having declared a dividend in kind in the form of a note payable. We are developing additional credit facilities in certain of these foreign domains to generate cash which could be used for intercompany loan repayment or other methods of repatriation. The change from no longer having an indefinite repayment date on certain foreign currency denominated loans requires us to recognize in earnings the effect of currency movements on the carrying value of these loans. In March 2007, certain of our European subsidiaries received a commitment from GE Leveraged Loans Limited for the establishment of a five-year accounts receivable securitization program that will provide our European subsidiaries with up to the euro equivalent of $225 in available financing. A significant portion of the proceeds from these actions is expected to be repatriated to the U.S. in 2007.

DIP Credit Agreement
     Dana Corporation, as borrower, and its Debtor subsidiaries, as guarantors, are parties to the DIP Credit Agreement that was approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we currently have a $650 revolving credit facility and a $900 term loan facility. In the first quarter of 2007, the original term loan facility was increased by $200 and we reduced the original revolving credit facility by $100 to correspond with the lower availability in our collateral base. For a discussion of the terms of the DIP Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K.
     At March 31, 2007, we had borrowed $900 under the DIP Credit Agreement. Based on our borrowing base collateral, we had availability at that date under the DIP Credit Agreement of $182 after deducting the $100 minimum availability requirement and $307 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of the plan of emergence from bankruptcy. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at March 31, 2007.
Canadian Credit Agreement
     Dana Canada and certain of its Canadian affiliates are parties to the Canadian Credit Agreement. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At March 31, 2007, $2 was utilized under the facility for the issuance of letters of credit and there were no borrowings. Dana Canada must maintain a minimum availability of $20 under the Canadian Credit Agreement. Based on Dana Canada’s borrowing base collateral, at March 31, 2007, it had availability of $59 after deducting the $20 minimum availability requirement and $2 for currently outstanding letters of credit.
United Kingdom Financing
     In connection with the restructuring of our U.K. pension obligations (See Note 6), we borrowed $67 under a short-term interim bank loan. Proceeds from recent divestitures will be used to repay the loan by its October 31, 2007 maturity date.
Cash Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. In the first quarter of 2007, there were no significant changes in the cash obligations reported in Item 7 of our 2006 Form 10-K.

Contingencies
Impact of Our Bankruptcy Filing
     Under the Bankruptcy Code, the filing of our petition on March 3, 2006 automatically stayed most actions against us. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
     There is a consolidated securities class action (Howard Frank v. Michael J. Burns and Robert C. Richter) pending in the U.S. District Court for the Northern District of Ohio naming our CEO, Mr. Burns, and our former CFO, Mr. Richter, as defendants. The plaintiffs in this action allege violations of the U.S. securities laws and claim that the price at which Dana’s shares traded at various times between February 2004 and November 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In February 2007, lead plaintiff in the Frank action filed a motion for an order partially lifting the statutory discovery stay in this action to enable it to obtain copies of certain documents produced to the SEC. Defendants opposed that motion and, following a hearing on May 4, 2007, the matter is now under consideration by the District Court. There is also a shareholder derivative action (Roberta Casden v. Michael J. Burns, et al.) pending in the same court naming our current directors, certain former directors and Messrs. Burns and Richter as defendants. The derivative claim in this case, alleging breaches of the defendants’ fiduciary duties to Dana, has been stayed. The plaintiff in the Casden action has also asserted class action claims alleging a breach of duties that purportedly forced Dana into bankruptcy. The defendants moved to dismiss or stay the class action claims in these cases and a hearing on these motions was held in January 2007. The court has not yet ruled on the motions. A second shareholder derivative suit (Steven Staehr v. Michael Burns, et al.) remains pending and stayed. Due to the preliminary nature of these lawsuits, we cannot at this time predict their outcome or estimate Dana’s potential exposure. While we have insurance coverage with respect to these matters and do not currently believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, there is no assurance that any uninsured loss would not be material.
SEC Investigation
     The SEC is conducting an investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. The investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. The investigation was not suspended as a result of our bankruptcy filing and we are continuing to cooperate fully with the SEC in the investigation.
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
     We had approximately 72,000 active pending asbestos-related product liability claims at March 31, 2007, compared to 73,000 at December 31, 2006, including approximately 6,000 claims at both dates that were settled but awaiting final documentation and payment. We had accrued $57 for indemnity and defense costs for pending asbestos-related product liability claims at March 31, 2007, compared to $61 at December 31, 2006. We project indemnity and defense cost for pending cases using the same methodology we use for projecting potential future liabilities. Given the inherent variability of our key assumptions, we estimate our potential liability for pending and future cases, through 2021 within a range of $138 to $199. Since the outcomes within that range are equally probable, we accrue the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2021, we believe there are reasonable circumstances in which our expenditures related to asbestos-related product liability claims after that date would be de minimis.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated receivable recorded for pending claims and future demands are recorded as a liability for future demands. There were no commutations of insurance in the first quarter of 2007. At March 31, 2007, our liability for future demands under prior commutations totaled $11, bringing our total recorded liability for asbestos related product liability to $149.
     At March 31, 2007, we had recorded $71 as an asset for probable recovery from our insurers for our pending and projected asbestos-related product liability claims, compared to $72 recorded at December 31, 2006. The asset recorded represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries assume elections to extend existing coverage that we intend to exercise in order to maximize our insurance recovery. The assets recorded do not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $16 and $14 at March 31, 2007 and December 31, 2006. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. As a result of the stay in our asbestos litigation during the reorganization process, we do not expect to make any asbestos-related claims payments in the near term. However, we are continuing to pursue insurance collections with respect to asbestos-related amounts paid prior to the Filing Date.
Other Product Liabilities
     We had accrued $8 for non-asbestos product liability costs at March 31, 2007, compared to $7 at December 31, 2006, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us, derived from our historical experience and current information.
Environmental Liabilities
     We had accrued $59 for environmental liabilities at March 31, 2007, compared to $64 at December 31, 2006. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $3 and $1 at March 31, 2007 and December 31, 2006.
     Included in these accruals are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four PRPs under Superfund. We review our estimate of our liability for this site quarterly. Our total estimated liability for this site at March 31, 2007 was approximately $16. Our liability has been estimated based on our status as a passive owner of the property during a period when some of the contaminating activity occurred and assumes that the other PRPs will be able to honor their fair share of liability for site related costs. As with any Superfund matter, should this not be the case, our actual costs could increase. The EPA has filed claims exceeding $200 with the Bankruptcy Court, as an unsecured creditor, for all unreimbursed past and future response costs at this site, civil penalties, punitive and stipulated damages, and alleged damages to natural resources. The support behind the EPA’s claims provides no cost studies or other information which we have not already assessed in establishing the liability above. Based on our current information, we do not believe there is a reasonably estimable liability for this site beyond that which we have recorded.
Other Liabilities Related to Asbestos Claims
     Until 2001, most of our asbestos-related claims were administered, defended and settled by the Center for Claims Resolution (CCR), which settled claims for its member companies on a shared settlement cost basis. In 2001, the CCR was reorganized and discontinued negotiating shared settlements. Some former CCR members have defaulted on the payment of their shares of some of the CCR-negotiated settlements and some of the settling claimants have sought payment of the unpaid shares from Dana and the other companies that were members of the CCR at the time of the settlements. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of years to resolve these issues. Through March 31, 2007, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2007, we had a net receivable of $13 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to asbestos-related claims paid prior to the Filing Date.

Assumptions
     The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved bodily injury claims, the volume and outcome of projected future bodily injury claims, the outcome of claims relating to the CCR negotiated settlements, the costs to resolve these claims and the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there is no assurance that our actual liability will not differ from what we currently project.
Critical Accounting Estimates
     Except as discussed below, our critical accounting estimates for purposes of the financial statements in this report are the same as those discussed in Item 7 of our 2006 Form 10-K.
Tax Rates
     For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is re-evaluated each period based on changes in the components used to determine the annual effective rate.
Retiree Benefits
     Under SFAS No. 158, we record on the balance sheet any unfunded liabilities associated with defined benefit pension and other postretirement obligations, as well as any assets exceeding plan obligations.
     We use several key assumptions to determine our obligations, funding requirements and expense for our defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. Our assumptions were last revised in December 2006. Considering census changes from the end of 2006, current interest rate levels and other factors, we believe that our 2007 U.S. pension obligation will decline somewhat, with pension expense increasing slightly as a result of actuarial loss amortization. We currently estimate that 2007 contributions to our U.S. pension plans will require a cash outlay of approximately $35, up slightly from 2006 contributions of approximately $32.
     Expense of medical and life insurance benefits provided to U.S. retired employees under postretirement benefit plans will also be impacted by changes in our assumptions. The discount rate used to value these liabilities at the end of 2006 was 5.86%. Based on reduced employee levels and other factors, we believe that our postretirement medical and life insurance obligations and expense in the U.S. will decline somewhat in 2007. These obligations are not funded. Benefit payments to retirees in 2007 were expected to approximate $120 before the benefit reduction action discussed in the “Business Strategy” section. Actual payments to retirees, or plans established for their benefit, will depend on the outcome of the related Bankruptcy Court proceedings.

     The estimates of program obligations, expense, contributions and benefit payments described above do not include the impact of certain contemplated reorganization initiatives relating to the U.S. pension and postretirement programs that are described above in the “Business Strategy” section. With Bankruptcy Court approval in March 2007, effective April 1, 2007, we eliminated postretirement medical benefits for U.S. non-union employees.
     Our international defined benefit pension plans and postretirement benefit programs cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as those of the domestic plans. The ultimate impact on our financial condition and results of operations of estimates used in valuing the U.S. and international pension and postretirement programs will depend on the actual assumptions used for interest rates, discount rates, health care trend rates, and other factors.
Long-lived Asset and Goodwill Impairment
     We perform periodic impairment analyses on our long-lived assets (such as property, plant and equipment, carrying amount of investments, and goodwill) whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets (excluding goodwill) are written down to fair value, as determined based on discounted cash flows or other methods providing best estimates of value. In assessing the recoverability of goodwill recorded by a reporting unit, we make projections regarding estimated future cash flows and other factors affecting the fair value of the reporting unit. By their nature, these assessments require significant estimates. Since the assessment completed in connection with the filing of our financial statements on 2006 Form 10K, there have not been any significant events or developments requiring additional assessment.
     Asset impairments often result from significant actions like the discontinuance of customer programs and facility closure. In the ”Business Strategy” section, we discuss a number of reorganization initiatives that are in process or planned, which include customer program evaluations and manufacturing footprint assessments. While at present no final decisions have been made which require asset impairment recognition, future decisions in connection with the reorganization initiatives could result in future asset impairment losses.
     Impairments are possible if there is significant deterioration in our projected cash flows. Our cash flows could be reduced due to customer production cutbacks, our inability to increase prices to customers or reduce prices from suppliers or delays in implementing cost reduction and operating efficiencies. Our Axle and Structures segments in ASG have significant business with domestic automobile manufacturers and are presently at the greatest risk to future impairment of their long-lived assets should they be unable to meet their forecasted cash flow targets.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various types of market risks, including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such risks. There have been no material changes to the market risk exposures discussed in Item 7A of our 2006 Form 10-K.

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
     Based on the continued existence of the material weaknesses discussed in Item 9A of our 2006 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of March 31, 2007.
     For more information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions we have taken or are planning to take to remediate them, see Item 9A of our 2006 Form 10-K.
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
     During the first quarter of 2007, we took the following actions that management believes have materially strengthened our internal controls over financial reporting:
•  Dana Management employees worldwide are in the process of completing new training on our updated Standards of Business Conduct;
     •  We scheduled training sessions for GAAP and internal controls covering global operations for 2007;
•  We expanded the practice of regular review of open internal control issues and related remediation efforts in senior management review meetings to establish a tone of increased responsibility and accountability for maintaining strong internal controls;
•  We initiated projects to consolidate accounting functions to fewer locations to create concentration of expertise around specific functions;
     •  We implemented a program to eliminate remaining unremediated control issues in the first half of 2007; and
     •  We implemented the outsourcing of internal audit and compliance support to Ernst & Young, LLP effective in January 2007.
     Turnover in our finance and information technology functions, which we attribute to the uncertainty surrounding the reorganization process, continued in the first quarter of 2007. We are addressing the situation through reassignment of internal resources, recruitment of additional qualified personnel, and the utilization of temporary resources.

CEO and CFO Certifications
     The Certifications of our CEO and CFO that are attached to this report as Exhibits 31-A and 31-B include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2006 Form 10-K for a more complete understanding of the matters covered by the Certifications.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Dana Corporation and forty of its wholly owned subsidiaries are operating under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, the filing of the petitions for reorganization automatically stayed most actions against the Debtors, including most actions to collect on pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
     As discussed in Note 14 to our financial statements in Item 1 and in Item 2 of Part I, our CEO, former CFO, and certain current and former directors are parties to a pending pre-petition securities class action and pending pre-petition shareholder derivative actions, and we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings). We are also cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Corporation
(Registrant)

Date: May 10, 2007	/s/ Kenneth A. Hiltz

Kenneth A. Hiltz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing or Furnishing
10-O(1)	Partial Closing Agreement made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed with this report; portions omitted pursuant to a request for confidential treatment

10-O(2)	Amendment to the Equity Joint Venture Contract made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed with this report; portions omitted pursuant to a request for confidential treatment

10-V	Agreement as to Structure of Settlement and Allocation of Debt dated 27 February 2007	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report