Form 10-Q
period 2007-06-30
DANA CORP
filed 2007-08-10
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common stock, $1 par value	150,202,981

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2007

		10-Q Pages
Cover		1
Table of Contents		2
Forward-Looking Information		3

	PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	5

	Condensed Consolidated Statement of Operations (Unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	5

	Condensed Consolidated Balance Sheet (Unaudited) at June 30, 2007 and December 31, 2006	6

	Condensed Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2007 and 2006	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3	Quantitative and Qualitative Disclosures About Market Risk	76

Item 4	Controls and Procedures	76

	PART II – OTHER INFORMATION

Item 1	Legal Proceedings	78

Item 1A	Risk Factors	78

Item 6	Exhibits	79

Signatures		80

Exhibit Index		81
EX-10(W)
EX-10(W)(1)
EX-10(X)
EX-10(Y)
EX-10(Z)(1)
EX-10(Z)(2)
EX-10(Z)(3)
EX-31(A)
EX-31(B)
EX-32

FORWARD-LOOKING INFORMATION
     Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Corporation (Dana, we or us) and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our 2006 Form 10-K) and in our other filings with the Securities and Exchange Commission (SEC):
Bankruptcy-Related Risk Factors
•	Our ability to continue as a going concern, operate pursuant to the terms of our debtor-in-possession credit facility, and obtain court approval with respect to motions in our bankruptcy proceedings from time to time;

•	Our ability to fund and execute our business plan;

•	Our ability to maintain satisfactory terms with our customers, vendors and service providers;

•	Our ability to attract, motivate and/or retain key employees;

•	Our ability to successfully complete the implementation of the reorganization initiatives discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 2 of Part I of this report; and

•	Our ability to (i) file a plan of reorganization with the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) by September 3, 2007, that comports with the requirements of Chapter 11 of Title II of the United States Code (the Bankruptcy Code) and incorporates the union settlement agreements and equity investment commitments discussed in Note 2 to our financial statements in Item 1 of Part I of this report and in MD&A in Item 2 of Part I of this report, or an alternative proposal acceptable to the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the USW) and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW), (ii) obtain Bankruptcy Court approval of the disclosure statement filed with our plan of reorganization, (iii) obtain confirmation of our plan of reorganization implementing such union settlement agreements and equity investment commitments (or such alternative proposal) by February 28, 2008, and (iv) emerge from bankruptcy by May 1, 2008.

Risk Factors in the Vehicle Markets We Serve
•	High fuel prices and interest rates;

•	The cyclical nature of the heavy-duty commercial vehicle market;

•	Shifting consumer preferences in the United States (U.S.) from pickup trucks and sport utility vehicles (SUVs) to cross-over vehicles (CUVs) and passenger cars;

•	Market share declines, production cutbacks, and potential vertical integration by our larger customers, including Ford Motor Company (Ford), General Motors Corporation (GM) and DaimlerChrysler AG (Chrysler);

•	The ability of Ford, GM and Chrysler to renegotiate collective bargaining agreements with their unionized employees and avert potential production interruptions;

•	High costs of commodities used in our manufacturing processes, such as steel, other raw materials and energy, particularly costs that cannot be recovered from our customers;

•	Competitive pressures on our sales from other vehicle component suppliers; and

•	Adverse effects that could result from any divestitures, consolidations or bankruptcies of our customers, vendors and competitors.
Company-Specific Risk Factors
•	Changes in business relationships with our major customers and/or in the timing, size and duration of their programs for vehicles with Dana content;

•	Price reduction pressures from our customers;

•	Our vendors’ ability to maintain projected production levels and furnish us with critical components for our products and other necessary goods and services;

•	Adverse effects that could result if U.S. federal legislation relating to asbestos personal injury claims were enacted; and

•	Adverse effects that could result from increased costs of environmental remediation and compliance.

PART I – FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$2,289	$2,300	$4,434	$4,497
Costs and expenses
Cost of sales	2,141	2,161	4,184	4,257
Selling, general and administrative expenses	88	115	184	230
Realignment charges, net	134	1	153	2
Impairment of assets		1		15
Other income, net	32	39	78	70

Income (loss) from continuing operations before interest, reorganization items and income taxes	(42)	61	(9)	63
Interest expense (contractual interest of $55 and $53 for the three months ended June 30, 2007 and 2006 and $105 and $100 for the six months ended June 30, 2007 and 2006)	28	26	51	65
Reorganization items, net	38	34	75	89

Income (loss) from continuing operations before income taxes	(108)	1	(135)	(91)
Income tax expense	(3)	(36)	(18)	(58)
Minority interest expense	(4)	(2)	(6)	(3)
Equity in earnings of affiliates	10	6	18	16

Loss from continuing operations	(105)	(31)	(141)	(136)
Income (loss) from discontinued operations	(28)	3	(84)	(18)

Net loss	$(133)	$(28)	$(225)	$(154)

Basic loss per common share
Loss from continuing operations	$(0.70)	$(0.21)	$(0.94)	$(0.91)
Income (loss) from discontinued operations	(0.19)	0.02	(0.56)	(0.12)

Net loss	$(0.89)	$(0.19)	$(1.50)	$(1.03)

Diluted loss per common share
Loss from continuing operations	$(0.70)	$(0.21)	$(0.94)	$(0.91)
Income (loss) from discontinued operations	(0.19)	0.02	(0.56)	(0.12)

Net loss	$(0.89)	$(0.19)	$(1.50)	$(1.03)

Average shares outstanding — Basic	150	150	150	150
Average shares outstanding — Diluted	150	150	150	150
The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$1,001	$704
Restricted cash	103	15
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2007 and 2006	1,411	1,131
Other	297	235
Inventories
Raw materials	322	290
Work in process and finished goods	451	435
Assets of discontinued operations	194	392
Other current assets	143	122

Total current assets	3,922	3,324
Investments and other assets	1,042	1,079
Investments in equity affiliates	211	555
Property, plant and equipment, net	1,732	1,776

Total assets	$6,907	$6,734

Liabilities and shareholders’ deficit
Current liabilities
Notes payable, including current portion of long-term debt	$265	$293
Debtor-in-possession financing	900
Accounts payable	1,146	886
Liabilities of discontinued operations	96	195
Other accrued liabilities	837	712

Total current liabilities	3,244	2,086

Liabilities subject to compromise	3,653	4,175
Deferred employee benefits and other non-current liabilities	473	504
Long-term debt	20	22
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	92	81

Total liabilities	7,482	7,568
Shareholders’ deficit	(575)	(834)

Total liabilities and shareholders’ deficit	$6,907	$6,734

The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(225)	$(154)
Depreciation and amortization	139	135
Impairment and divestiture-related charges	1	46
Gain on sale of assets	(8)
Non-cash portion of U.K. pension charge	60
Reorganization items, net of payments	7	45
Payments to VEBAs for postretirement benefits	(27)
Changes in working capital	(64)	49
Other	(35)	(39)

Net cash flows provided by (used for) operating activities	(152)	82

Investing activities
Purchases of property, plant and equipment	(94)	(182)
Proceeds from sale of businesses	305
Proceeds from sale of DCC assets and partnership interests	109	11
Proceeds from sale of other assets	7	28
Payments received on leases and loans	7	6
Increase in restricted cash	(88)
Other	18	19

Net cash flows provided by (used for) investing activities	264	(118)

Financing activities
Net change in short-term debt	(28)	(555)
Proceeds from debtor-in-possession facility	200	700
Issuance of long-term debt		7
Other	(2)	(7)

Net cash flows provided by financing activities	170	145

Net increase in cash and cash equivalents	282	109

Cash and cash equivalents — beginning of period	704	762
Effect of exchange rate changes on cash balances held in foreign currencies	28	(5)
Net change in cash of discontinued operations	(13)	5

Cash and cash equivalents — end of period	$1,001	$871

The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
INDEX TO NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
1.	Basis of Presentation

2.	Reorganization Under Chapter 11 of the Bankruptcy Code

3.	Debtor Financial Statements

4.	Asset Disposals and Impairments, Divestitures and Acquisitions

5.	Discontinued Operations

6.	Realignment of Operations

7.	Common Shares

8.	Goodwill

9.	Equity-Based Compensation

10.	Pension and Postretirement Benefit Plans

11.	Comprehensive Income (Loss)

12.	Cash Deposits

13.	Financing Agreements

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income, Net

18.	Segments

19.	Union Settlement, Plan Support and Investment Agreements

Notes to Condensed Consolidated Financial Statements
(In millions, except per share amounts)
Note 1. Basis of Presentation
     In management’s opinion, the accompanying financial statements include all normal recurring adjustments necessary for a fair presentation of Dana’s financial condition, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of full-year results.
     The financial statements in this report should be read in conjunction with the audited consolidated financial statements and accompanying notes in our 2006 Form 10-K.
Accounting Requirements
     As discussed in Note 2, Dana Corporation and forty of its wholly-owned subsidiaries (collectively, the Debtors) are reorganizing under the Bankruptcy Code. American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
     We adopted SOP 90-7 effective March 3, 2006 (the Filing Date) and prepare our financial statements in accordance with its requirements. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of our business are reported separately as reorganization items in our statement of operations. Our balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the Debtors’ plan of reorganization are reported at the amounts expected to be allowed by the Bankruptcy Court, although they may ultimately be settled for different amounts. In addition, cash provided by or used for reorganization items is disclosed separately in our statement of cash flows. See Note 3 for further information about our financial statement presentation under SOP 90-7.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. Companies must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 must be adopted effective January 1, 2008, and we are evaluating the effect, if any, that adoption will have on our consolidated financial statements in 2008.
     In September 2006, the FASB Emerging Issues Task Force (EITF) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF No. 06-4). In March 2007, the EITF promulgated Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF No. 06-10). EITF Nos. 06-4 and 06-10 require a company that provides a benefit to an employee under an endorsement or collateral assignment split-dollar life insurance arrangement that extends to postretirement periods to recognize a liability and related compensation costs. We will adopt EITF Nos. 06-4 and 06-10 effective in the first quarter of 2008 and are evaluating the effect, if any, that adoption will have on our consolidated financial statements in 2008.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP or U.S. GAAP) and expands disclosures about fair value measurements. We will adopt SFAS No. 157 as of January 1, 2008 and are evaluating the effect, if any, that adoption will have on our consolidated financial statements for 2008 and subsequent periods.
     We expect to emerge from bankruptcy following the confirmation of our plan of reorganization and to adopt “fresh-start” reporting as defined in SOP 90-7. SOP 90-7 requires that changes in accounting principles that will be required in the financial statements of the emerging entity within the twelve months following the date of emergence must be adopted at the time ”fresh-start” reporting is adopted.
Note 2. Reorganization Under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     The Debtors are operating under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) have been consolidated in the Bankruptcy Court under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of Dana’s non-U.S. affiliates are Debtors.
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock are trading on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under a confirmed plan of reorganization is uncertain and the shares may be cancelled without any compensation pursuant to such plan.
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
     Under the Bankruptcy Code, the Debtors’ have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has approved the Debtors’ assumption and rejection of certain executory contracts and unexpired leases, but a significant number of contracts and leases have not yet been assumed or rejected.
     The Bankruptcy Court has entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common stock are subject to certain notice and consent procedures before acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization. The Plan Support Agreement discussed below contemplates a plan of reorganization utilizing tax benefits under Section 382(l)(6) of the Internal Revenue Code.
     The Bankruptcy Court has also authorized the Debtors to enter into the agreements discussed in Note 19.
Pre-petition Claims
     Most persons and entities asserting pre-petition claims (with the exception of, among others, asbestos-related personal injury claims and claims resulting from the future rejection of executory contracts and unexpired leases) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim alleging rights to payment for financing, trade debt, employee obligations, environmental matters, commercial damages and other litigation-based liabilities, tax liabilities and other matters in a total amount of approximately $26,600 (as well as certain unliquidated amounts) were filed by that date. In addition, another $51 in liabilities is listed in our schedules of assets and liabilities as undisputed, non-contingent and liquidated. Of the claims filed, the Debtors have so far identified claims totaling approximately $21,800 that they believe should be disallowed, primarily because they appear to be amended, duplicative, withdrawn by the creditor, without basis for claim, or solely equity-based. Of these claims, approximately $20,400 had been disallowed by the Bankruptcy Court, withdrawn by the creditors or eliminated by settlement through July 2007. The Debtors are continuing to evaluate the remaining filed claims and, as appropriate, to file and prosecute additional claim objections with the Bankruptcy Court or to address claims through settlement or alternate dispute resolution procedures. Asbestos-related personal injury claims will be addressed separately in the future in connection with our plan of reorganization.
     Filed proofs of claim are being reviewed and evaluated by the Debtors through reconciliation and other procedures. In connection therewith, claim adjustments of $9 were recorded as liabilities subject to compromise – $5 being charged to reorganization items, net, and $4 to cost of sales and selling, general and administrative expense (SG&A). These claims existed prior to the second quarter of 2007 but were recorded in the second quarter. This out-of-period adjustment was not considered material to the second quarter of 2007 or the earlier periods to which they related.
     Claims have been filed for matters such as contract disputes, litigation, and environmental remediation and related costs. The amounts recorded as liabilities subject to compromise for these claims are, in most cases, significantly lower based on the Debtors’ assessment of the probable and estimable liabilities.
     Since receipt of the filed claims, the Debtors have been actively evaluating the merits of the claims and obtaining additional information to ascertain their validity. Upon completion of this evaluation, the Debtors in many cases have commenced settlement discussions with the claimants to reach a consensual resolution of the allowed claim amount. Based on such settlement activity, $21 was added to liabilities subject to compromise in the second quarter with corresponding charges of $11 to other income (expense), net, $9 to pre-tax loss from discontinued operations and $1 to cost of sales. Although certain of these settlements may be subject to Bankruptcy Court approval, the Debtors determined these settlements to be probable. As the Debtors continue to pursue settlement discussions to resolve these claims, additional agreements to allow claims subject to compromise are likely to be achieved at amounts in excess of that currently recorded for these claims. As of the present date, however, these additional amounts do not meet probable and estimable standards for recognition in the financial statements.
     In July 2007, we entered into a Settlement Agreement with Sypris Solutions, Inc. (Sypris) under which Sypris will obtain a general unsecured claim of $90 in the Bankruptcy Cases, subject to Bankruptcy Court approval. The settlement amount primarily covers damages alleged by Sypris in connection with the termination of existing supply agreements. As part of the settlement, Sypris and Dana will execute a new long-term supply agreement at prices more favorable to Dana than those in the existing agreements, and Sypris will release Dana from all filed and asserted claims. Of the total settlement amount, $3 has been attributed to events which occurred prior to June 30, 2007. Net of amounts previously recorded for these events, the impact of this settlement on the second quarter of 2007 was not material. The remaining $87 of the settlement, which is attributable to damages for lost future profits from termination of the existing agreements, will be recognized upon Bankruptcy Court approval (expected in the third quarter of 2007) in liabilities subject to compromise. The Bankruptcy Court approved this settlement on August 7, 2007.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain of the direct financial obligations of the Debtors, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding unsecured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of June 30, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise.
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
Plan of Reorganization
     Until September 3, 2007, the Debtors have the exclusive right to file a plan of reorganization in the Bankruptcy Cases. We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed and treated in accordance with such plan, which will be voted on by the creditors and equity holders in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file such a plan by that date, there can be no assurance that they will be able to do so or that any plan that is filed will be confirmed by the Bankruptcy Court and consummated. The Debtors’ plan of reorganization could materially change the amounts and classification of items reported in our historical financial statements.
     On August 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to enter into a series of related agreements consisting of (i) settlement agreements with the UAW and USW providing terms for settling all outstanding issues between the Debtors and these unions related to the Bankruptcy Cases; (ii) a Plan Support Agreement with these unions, Centerbridge Capital Partners, L.P. (Centerbridge) and certain of Dana’s unsecured creditors setting out the terms under which these parties will support the Debtors’ plan of reorganization; and (iii) an Investment Agreement between Dana, Centerbridge, and a Centerbridge affiliate providing for Centerbridge to purchase $250 in Series A convertible preferred shares of reorganized Dana and qualified creditors of the Debtors (i.e., creditors who meet specified criteria) to have an opportunity to purchase $500 in Series B convertible preferred shares on a pro rata basis, with Centerbridge purchasing up to $250 in Series B preferred shares that are not purchased by the qualified creditors. The proceeds from the sale of the preferred shares will be used in part to fund the Voluntary Employee Benefit Association (VEBA) trusts that will be established under the union settlement agreements. We have agreed to file a plan of reorganization with the Bankruptcy Court incorporating the union settlement agreements and the foregoing equity investment commitments (or an alternative proposal acceptable to the UAW and USW) by September 3, 2007. If we fail to do so, Centerbridge may terminate the Investment Agreement and the unions may, under some circumstances, terminate the union settlement agreements or their collective bargaining agreements. In addition, if our plan of reorganization does not become effective by February 28, 2008, individual supporting creditors may withdraw their support and if it does not become effective by May 1, 2008, the Plan Support Agreement will expire. See Note 19 for additional details.
     In addition, the Bankruptcy Court order authorizing our entry into these agreements established a schedule and procedures under which we will consider potential alternatives to the investments contemplated with Centerbridge under the Investment Agreement. The schedule contemplates that any alternate investment proposals will be received and considered by specific dates during August through October 2007.
Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of June 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
     Our continuation as a going concern is contingent upon our ability to (i) comply with the terms and conditions of the Senior Secured Superpriority Debtor-In-Possession Credit Agreement to which Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties (the DIP Credit Agreement) (see Note 13), (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code, (iii) generate sufficient cash flow from operations, and (iv) obtain financing sources to meet our future obligations. Although we are taking steps to achieve these objectives, there is no assurance that we will be successful in doing so or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until such time as we emerge from bankruptcy, there is no certainty about our ability to continue as a going concern. If our reorganization is not completed successfully, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At June 30, 2007, the amount of principal outstanding under the DCC notes was $228. In July 2007, DCC made a $95 payment to the forbearing noteholders, consisting of $91 of principal and $4 of interest.
     Contemporaneously with the execution of the Forbearance Agreement, Dana and DCC executed a Settlement Agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Dana to DCC of $325. Payments to DCC relative to this obligation are expected to be addressed in our plan of reorganization, which may propose that distributions to DCC be limited to the amount required to satisfy DCC’s obligations.

Liabilities Subject to Compromise
     Liabilities subject to compromise in the consolidated balance sheet include those of our discontinued operations and consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accounts payable	$291	$290
Pension and other postretirement obligations	1,140	1,687
Debt (including accrued interest of $39)	1,623	1,623
Other	599	575

Consolidated liabilities subject to compromise	3,653	4,175
Payables to non-Debtor subsidiaries	401	402

Debtor liabilities subject to compromise	$4,054	$4,577

     Other includes accrued liabilities for environmental, asbestos-related and other product liabilities, income tax, deferred compensation, other postemployment benefits and lease rejection claims. Payables to non-Debtor subsidiaries include the $325 payable to DCC under the Settlement Agreement referred to above. As a result of the claims and settlement activity described elsewhere in Note 2, liabilities subject to compromise increased by $21 during the second quarter of 2007.
     As discussed in Note 10, the reduction in pension and postretirement obligations is attributed to the elimination of postretirement healthcare benefits for non-union employees and retirees and the freeze of service and benefit accruals for non-union employees.
     Debtors’ pre-petition debt of $1,623 is included in liabilities subject to compromise. As of the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. On a consolidated basis, contractual interest on all debt, including the portion classified as liabilities subject to compromise, amounted to $55 and $53 for the three months and $105 and $100 for the six months ended June 30, 2007 and 2006.
     As required by SOP 90-7, the amount of liabilities subject to compromise represents our estimate of known or potential pre-petition claims to be addressed in connection with the Bankruptcy Cases. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, rejection of executory contracts and unexpired leases, and orders of the Bankruptcy Court. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims.
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

     The reorganization items in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006 consisted of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Debtor reorganization items
Professional fees	$29	$27	$63	$64
Debt valuation adjustments				17
Loss on settlements	8	7	9	8
Interest income	(4)	(3)	(7)	(3)

Debtor reorganization items	33	31	65	86

Non-Debtor reorganization items
Professional fees	5	3	10	3

Total reorganization items	$38	$34	$75	$89

     Claims resulting from contract rejections under the bankruptcy process are recorded as reorganization loss on settlements.
      Non-Debtor costs during the second quarter of 2007 related principally to services rendered in connection with the settlement of our pension obligations in the United Kingdom (U.K.) (see Note 6) and other organizational restructuring to facilitate future repatriations, financings and other actions.
Note 3. Debtor Financial Statements
Debtor In Possession Financial Information
     In accordance with SOP 90-7, the statement of operations and statement of cash flows of the Debtors are presented below for the three and six months ended June 30, 2007 and 2006, along with the balance sheet at June 30, 2007 and December 31, 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor in possession statement of operations is equal to the consolidated net loss.

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales
Customers	$1,087	$1,126	$2,110	$2,234
Non-Debtor subsidiaries	63	65	122	126

Total	1,150	1,191	2,232	2,360
Costs and expenses
Cost of sales	1,140	1,196	2,233	2,390
Selling, general and administrative expenses	54	75	115	152
Realignment and impairment	(9)		(5)
Other income, net	56	45	120	85

Income (loss) from continuing operations before interest, reorganization items and income taxes	21	(35)	9	(97)
Interest expense (contractual interest of $45 and $39 for the three months ended June 30, 2007 and 2006 and $89 and $78 for the six months ended June 30, 2007 and 2006)	18	12	35	43
Reorganization items, net	33	31	65	86

Loss from continuing operations before income taxes	(30)	(78)	(91)	(226)
Income tax benefit (expense)	30	(9)	26	(10)
Minority interest income			2
Equity in earnings (losses) of affiliates	(1)	(4)	3	(7)

Loss from continuing operations	(1)	(91)	(60)	(243)
Loss from discontinued operations	(66)	(14)	(118)	(43)
Equity in earnings (losses) of non-Debtor subsidiaries	(66)	77	(47)	132

Net loss	$(133)	$(28)	$(225)	$(154)

DANA CORPORATION
DEBTOR IN POSSESSION
BALANCE SHEET (Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$378	$216
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2007 and 2006	580	460
Other	103	71
Inventories	227	243
Assets of discontinued operations	65	237
Other current assets	31	15

Total current assets	1,384	1,242
Investments and other assets	960	875
Investments in equity affiliates	119	110
Investments in non-debtor subsidiaries	2,124	2,193
Property, plant and equipment, net	744	788

Total assets	$5,331	$5,208

Liabilities and shareholders’ deficit
Current liabilities
Debtor-in-possession financing	$900	$—
Accounts payable	383	294
Liabilities of discontinued operations	22	50
Other accrued liabilities	412	343

Total current liabilities	1,717	687

Liabilities subject to compromise	4,054	4,577
Deferred employee benefits and other non-current liabilities	135	76
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries		2

Total liabilities	5,906	6,042
Shareholders’ deficit	(575)	(834)

Total liabilities and shareholders’ deficit	$5,331	$5,208

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(225)	$(154)
Depreciation and amortization	68	60
Loss on sale of businesses	23
Impairment and divestiture-related charges	1	31
Reorganization charges, net	2	44
Equity in losses (earnings) of non-Debtor subsidiaries, net of dividends	67	(132)
Payments to VEBAs for postretirement benefits	(27)
Working capital	69	85
Other	(44)	(37)

Net cash flows used for operating activities	(66)	(103)

Investing activities
Purchases of property, plant and equipment	(38)	(45)
Proceeds from sale of businesses	43
Other	23	(10)

Net cash flows provided by (used for) investing activities	28	(55)

Financing activities
Proceeds from debtor-in-possession facility	200	700
Net change in short-term debt		(546)

Net cash flows provided by financing activities	200	154

Net increase (decrease) in cash and cash equivalents	162	(4)
Cash and cash equivalents — beginning of period	216	286

Cash and cash equivalents — end of period	$378	$282

Note 4. Asset Disposals and Impairments, Divestitures and Acquisitions
DCC Asset Disposals and Impairments
     The carrying value of the remaining DCC portfolio assets was $83 at June 30, 2007, down from $178 at December 31, 2006. Where applicable, these assets are adjusted quarterly to estimated fair value less cost to sell. At June 30, 2007, we determined that no additional adjustments to carrying value were required.
     During the first six months of 2007 DCC continued to dispose of assets under the terms of the Forbearance Agreement discussed in Note 2. Cash proceeds from these asset sales totaled $120.
     Certain DCC assets with a net book value of $49 are equity investments. The assets underlying these equity investments have not been impaired by the investees and there is not a readily determinable market value for these investments. Based on internally estimated current market value, DCC expects that the future sale of these assets will result in total losses of $20 to $30. We will recognize an impairment charge if DCC enters into agreements to sell these investments at values below the carrying values or if we obtain other evidence that there has been an other-than-temporary decline in the fair values of the assets.
Divestitures
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.
     In March 2007, the following events occurred:

-	We sold our engine hard parts business and received cash proceeds of $98. Of these proceeds, $5 was escrowed pending completion of closing conditions in certain countries and $20 was escrowed pending finalization of purchase price adjustments and satisfaction of certain of our indemnification obligations. We recorded a first quarter pre-tax loss of $26 in connection with this sale. In the second quarter, we received $5 of escrowed funds following completion of closing conditions in certain countries. $10 of the remaining escrow amounts is expected to be settled in the third quarter, with the remaining $10 settled in 2008.

-	We sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value and we recorded an additional charge of $2 in the first quarter of 2007 based on value of the investment at the time of closing.

-	We signed an agreement with Orhan Holding A.S. and certain of its affiliates for the sale of our fluid products hose and tubing business. We subsequently completed the sale in two transactions in July and August and received aggregate cash proceeds of $85. We expect to record a third-quarter after-tax gain of $34 in connection with this sale.
     In May 2007, we signed an agreement with Coupled Products Acquisition LLC for the sale of our coupled fluid products business for the nominal price of one dollar, with the buyer to assume certain liabilities of the business at closing. We expect to complete this sale in the third quarter of 2007 and to record an after-tax loss of $25 at closing.
Acquisitions
     In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd.) from Dongfeng Motor Co., Ltd. and certain of its affiliates for $5. Dana Mauritius has agreed, subject to certain conditions, to purchase an additional 46% equity interest in Dongfeng Dana Axle Co., Ltd. within the next three years for approximately $55.
Note 5. Discontinued Operations
     The results of operations of the engine hard parts business that we sold in March 2007 and the fluid products and pump products businesses that we have divested or are divesting are aggregated and presented as discontinued operations.

     The results of the discontinued operations for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales	$167	$328	$416	$653
Cost of sales	136	307	406	607
Selling, general and administrative expenses	7	15	22	33
Impairment charges	3		4	28
Restructuring and other expense, net	52	3	50	4

Income (loss) before income taxes	(32)	3	(66)	(19)
Income tax benefit (expense)	4		(18)	1

Income (loss) from discontinued operations	$(28)	$3	$(84)	$(18)

     Since the fourth quarter of 2005, we have adjusted the underlying assets of the discontinued operations to their net fair value less cost to sell based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. These valuation adjustments are reflected in the discontinued operations results as impairment charges. Restructuring & other expense, net for the three months ended June 30, 2007 included a charge of $17 for settlement of pension obligations in the U.K. (see Note 6) relating to discontinued operations and $9 for estimated bankruptcy claim settlements. Other expense for the six months ended June 30, 2007 included pre-tax losses of $26 recognized during the first quarter in connection with the sale of the engine hard parts business. At June 30, 2007, we had reduced the assets of the fluid products and pump products businesses to the extent permitted by GAAP. At the current expected selling prices, additional charges of $27 will be recorded as the sales are finalized.
     The assets and liabilities of discontinued operations reported in the consolidated balance sheet at June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Assets of discontinued operations
Accounts receivable	$128	$223
Inventories	38	123
Cash and other current assets	23	11
Investments and other assets	5	29
Investments in leases		6

Total assets	$194	$392

Liabilities of discontinued operations
Accounts payable	$62	$95
Accrued payroll and employee benefits	14	41
Other current liabilities	20	51
Other noncurrent liabilities		8

Total liabilities	$96	$195

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
Note 6. Realignment of Operations
     The following table shows the realignment charges and related payments, exclusive of the U.K. pension charges discussed below, recorded in our continuing operations during the six months ended June 30, 2007.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2006	$64	$—	$10	$74
Activity during the period
Charges to expense	11	6	24	41
Adjustments of accruals	(24)			(24)
Non-cash write-off		(6)		(6)
Cash payments	(23)		(23)	(46)

Balance at June 30, 2007	$28	$—	$11	$39

     In February 2007, we announced the restructuring of pension liabilities in the U.K. As a result of the underlying agreement, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of 2007. In April 2007 our U.K. subsidiaries settled their pension plan obligations to the plan participants through a cash payment of $93 and the transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses to the plans. Concurrent with the cash payment and equity transfer, we recorded a pension settlement charge of $128 as a realignment charge in continuing operations and $17 in discontinued operations.
     As a consequence of the negotiations that resulted in the agreements reached with the UAW and the USW in July 2007 (see Notes 10 and 19), we modified certain of our manufacturing footprint optimization plans. A facility that we previously planned to close will remain operative, but we will implement work force reductions at that facility and other facilities in the affected business segment. As a result of these modifications, realignment charges for the second quarter of 2007 included a credit adjustment of $17 to record reduced contractual employee separation cost.
     The remainder of the realignment charges expensed during the three months and six months ended June 30, 2007 related primarily to the ongoing facility closure activities associated with previously announced manufacturing footprint actions.
     At June 30, 2007, $39 of restructuring charges remained in accrued liabilities, including $28 for the reduction of approximately 1,600 employees to be completed over the next two years and $11 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $26 in the remainder of 2007 and $13 thereafter. In addition to the $39 accrued at June 30, 2007, we estimate that another $101 will be expensed in relation to pending initiatives. Our liquidity and cash flows will be impacted by these expenditures.

     Realignment initiatives generally occur over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for the Automotive Systems Group (ASG) and the Heavy Vehicle Technology Systems Group (HVTSG) business units and the underlying segments.

	Expense Recognized
		Year-to-		Estimated
	Prior to	Date		Cost to
	2007	2007	Total	Complete
ASG
Axle	$42	$4	$46	$(2)
Driveshaft	31	(9)	22	38
Sealing	3	1	4	1
Thermal	4	1	5
Structures	45	10	55	64

Total ASG	125	7	132	101

HVTSG
Commercial Vehicles	5	6	11
Off-Highway	31	2	33

Total HVTSG	36	8	44
Other	17	2	18

Total continuing operations	$178	$17	$194	$101

Note 7. Common Shares
     In addition to average shares outstanding of 149.8 for the three and six months ended June 30, 2007 and 2006, there were 0.6 shares that satisfy the definition of potentially dilutive shares for these periods. These potentially dilutive shares have been excluded from the computation of earnings per share for the three and six months ended June 30, 2007 and 2006 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.
     In addition, we have excluded 11.5 common shares for each of these periods from the computation of earnings per share as these shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods and the effect of including them would also be anti-dilutive.

Note 8. Goodwill
     Changes in goodwill during the six months ended June 30, 2007 for the affected segments were as follows:

		Effect of
	December 31,	Currency	June 30,
	2006	and Other	2007
ASG
Driveshaft	$158	$5	$163
Sealing	24		24
Thermal	119	1	120

Total	301	6	307

HVTSG
Off-Highway	115	1	116

Total	$416	$7	$423

Note 9. Equity-Based Compensation
     During the second quarter of 2007, there were no stock options, restricted shares or units or other stock-based awards granted under our equity compensation plans. Also, no options were exercised.
     The following chart shows the number of options that vested or were forfeited during the first six months of 2007:

	Number	Weighted Average
	of	Grant Date Fair
	Options	Values (in $ per share)
Non-vested at December 31, 2006	617,026	$3.39
Vested	(353,260)	3.42
Forfeited	(52,757)	3.47

Non-vested at June 30, 2007	211,009	3.33

     As of June 30, 2007, the total unrecognized compensation expense for non-vested options was $1, which will be amortized over a period of approximately one year. The total fair value of options that vested during the three and six months ended June 30, 2007 was $1 and $1. During the three and six months ended June 30, 2007 we recognized nominal equity-based compensation expense. For the three and six months ended June 30, 2006, we recognized $1 of expense.

Note 10. Pension and Postretirement Benefit Plans
     We provide defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits, including medical and life insurance, for certain employees following retirement.
     Components of net periodic benefit costs for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$12	$11	$1	$3
Interest cost	41	41	20	23
Expected return on plan assets	(48)	(50)
Amortization of prior service cost		1	(3)	(3)
Recognized net actuarial loss (gain)	8	8	5	10

Net periodic benefit cost	$13	$11	$23	$33
Curtailment loss	3
Settlement loss	128	7

Net periodic benefit cost after curtailment and settlements	$144	$18	$23	$33

	Six months ended June 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$25	$23	$3	$6
Interest cost	82	82	42	45
Expected return on plan assets	(98)	(101)
Amortization of prior service cost		2	(6)	(7)
Recognized net actuarial loss (gain)	14	16	14	20

Net periodic benefit cost	$23	$22	$53	$64
Curtailment loss	11
Settlement loss (gain)	128	11	(12)

Net periodic benefit cost after curtailment and settlements	$162	$33	$41	$64

     In March 2007, the Bankruptcy Court approved the elimination of postretirement healthcare benefits for active non-union employees in the U.S. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to accumulated other comprehensive income (AOCI) which is being amortized to income.
     In May 2007, we reached an agreement with the Retiree Committee to make cash contributions of $78 to a VEBA trust for non-pension retiree benefits in exchange for release of the Debtors from obligations for postretirement health and welfare benefits for non-union retirees in the U.S. A payment of $25 was made in June 2007. In May 2007 we also made a $2.25 payment to the International Association of Machinists (IAM) to resolve all claims for non-pension retiree benefits after June 30, 2007 for retirees and active employees represented by the IAM. As a result of these actions, we reduced our APBO by $303, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to AOCI.
     The elimination of retiree medical benefits for non-union employees in March 2007 and the agreement with the Retiree Committee on behalf of such employees in May 2007 necessitated the remeasurement of U.S. pension benefits as of June 30, 2007. The discount rate used for remeasurement was 6.29% versus 5.88% used at December 31, 2006.
     In June 2007, we amended our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. In connection with this action, we recorded a curtailment charge of $3 during the second quarter of 2007 and certain plan assets and liabilities were remeasured. The resulting funded status of all our U.S. pension plans (non-union and union) at June 30, 2007 was a net liability of $19, as compared to a net liability of $103 at December 31, 2006. Unamortized pension loss in AOCI was reduced to $335 at June 30, 2007 from $433 at December 31, 2006 and continues to be amortized to income over an actuarially determined period.
     In July 2007, we entered into the settlement agreements with the UAW and USW that are discussed in Note 19. Some provisions of the agreements, such as wage structure modifications and buyouts for certain eligible employees represented by the UAW and the USW (union-represented employees), were effective upon Bankruptcy Court approval of the settlement agreements.
     Other provisions will be implemented on January 1, 2008 or upon our emergence from bankruptcy. Under these provisions, we will:
--	modify healthcare, long-term and short-term disability and life insurance benefits for covered union-represented employees;

--	freeze credited service and benefit accruals under our defined benefit pension plans for union-represented employees;

--	make contributions, based on an allowed hours formula, to a USW pension trust, which will provide future pension benefits for covered union-represented employees;

--	eliminate non-pension retiree benefits (postretirement healthcare and life insurance benefits) for union-represented employees and retirees;

--	contribute an aggregate of $722 in cash (less certain offsets, including amounts paid for non-pension retiree benefit claims of union-represented retirees after June 30, 2007) to separate UAW- and USW-administered VEBAs to provide non-pension retiree benefits, as determined by the VEBA trustees, to eligible union-represented retirees after our emergence from bankruptcy;

--	eliminate long-term disability and related healthcare benefits for union-represented employees receiving, or entitled to receive, disability benefits; and

--	contribute an aggregate of $42 in cash (less certain offsets, including amounts paid for long-term disability and related healthcare benefit claims of eligible union-represented employees after June 30, 2007) to the VEBAs to provide disability benefits, as determined by the VEBA trustees, to such employees after our emergence from bankruptcy.
     These actions, when implemented, are expected to eliminate our remaining APBO for non-pension retiree benefits in the U.S. ($1,033 as of June 30, 2007). Although we expect to implement these actions, under certain circumstances involving termination of the Centerbridge investment commitments, they may not be implemented as currently contemplated or at all.
Note 11. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net loss and components of other comprehensive income (loss) (OCI) such as deferred currency translation gains and losses that are charged or credited directly to shareholders’ deficit.
     The components of our total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net loss	$(133)	$(28)	$(225)	$(154)
Other comprehensive income (loss):
Deferred translation gain	51	57	67	90
Postretirement healthcare plan revisions	223		338
Pension plan revisions	63		63
Reclassification to net loss of:
Benefit plan amortization	7		18
UK pension settlement	144		144
GETRAG deferred translation and pension			(93)
Income tax provision	(73)		(73)
Other	4	(2)	17

Total comprehensive income (loss)	$286	$27	$256	$(64)

     The $51 deferred translation gain reported for the three months ended June 30, 2007 was due largely to the continued weakening of the U.S. dollar relative to a number of currencies including the Brazilian real ($21), Canadian dollar ($8), euro ($6), and Australian dollar ($5).

The Brazilian real ($34), euro ($13), Canadian dollar ($9) and Australian dollar ($8) all gained value against the U.S. dollar over the six months ended June 30, 2007, contributing to a deferred translation gain of $67.
     For the three months ended June 30, 2007, OCI included credits of $63 related to the modification of pension plans and $223 resulting from the settlements reached with the Retiree Committee and the IAM (see Note 10). OCI also reflects the reclassification to net loss of the amortization of unamortized benefit plan losses of $7 and a loss of $144 related to the April settlement of U.K. pension liabilities. The settlement was effected through a cash payment and transfer of an equity interest in our U.K. axle and driveshaft operating businesses (see Note 6).
     In addition to the second quarter activity, OCI for the six months ended June 30, 2007 included a $115 credit that resulted from the termination of postretirement healthcare coverage for active non-union employees (see Note 10) and a charge of $93 to reclassify to net loss for the period the deferred translation gain and unamortized pension expense related to our equity investment in GETRAG, which we sold in March 2007.
     See Note 16 for a discussion of the tax provision.
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
Note 12. Cash Deposits
     At June 30, 2007, cash and cash equivalents held in the U.S. amounted to $378. Included in this amount was $72 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC of $103 is restricted under the terms of the Forbearance Agreement discussed in Note 2 and is reported separately as restricted cash.
     At June 30, 2007, cash and cash equivalents held outside the U.S. amounted to $623. Included in this amount was $22 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure certain employee benefit obligations.
     The cash deposits other than DCC’s cash are not considered restricted as they could be replaced by letters of credit under our DIP Credit Agreement (discussed in Note 13). Availability at June 30, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non- U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, at June 30, 2007, $78 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.

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
     At June 30, 2007, we had borrowed $900 under the DIP Credit Agreement. Based on our borrowing base collateral, we had availability at that date under the DIP Credit Agreement of $236 after deducting the $100 minimum availability requirement and $237 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of our plan of reorganization. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at June 30, 2007.
Canadian Credit Agreement
     Dana Canada Corporation (Dana Canada) as borrower, and certain of its Canadian affiliates, as guarantors, are parties to a credit agreement (the Canadian Credit Agreement) that provides Dana Canada with a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. For a discussion of the terms of the Canadian Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. Based on Dana Canada’s borrowing base collateral at June 30, 2007, it had availability under the Canadian Credit Agreement of $58 after deducting the $20 minimum availability requirement and $2 for currently outstanding letters of credit. Dana Canada had no borrowing under this agreement at June 30, 2007.
European Receivables Loan Facility
     In July 2007, certain European subsidiaries of Dana entered into definitive agreements to establish a receivable securitization program. The agreements include a Receivables Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of approximately $225 in financing will be available to those European subsidiaries (collectively, the Sellers).
     Ancillary to the Loan Agreement, the Sellers will enter into receivables purchase agreements and related agreements, as applicable, under which they will, directly or indirectly, sell certain receivables to Dana Europe Financing (Ireland) Limited (the Purchaser). The Purchaser is a limited liability company incorporated under the laws of Ireland as a special purpose entity to purchase the transferred receivables. The Purchaser will pay the purchase price of the transferred receivables in part from the proceeds of loans from GE and other lenders under the Loan Agreement and in part from the proceeds of certain subordinated loans from Dana Europe S.A., a Dana subsidiary. The Purchaser’s obligations under the Loan Agreement will be secured by a lien on and security interest in all of its rights to the transferred receivables, as well as collection accounts and items related to the receivables. The accounts receivable purchased will be included in our consolidated financial statements because the Purchaser does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP and the Sellers will retain control of the assets. Accordingly, the sale of the accounts receivable and the subordinated loans from Dana Europe S.A. will be eliminated in consolidation and any loans to the Purchaser from GE and the participating lenders will be reflected in our consolidated financial statements.
     Advances to the Purchaser under the Loan Agreement will be determined based on advance rates relating to the value of the transferred receivables. Advances will bear interest based on the London Interbank Offered Rate (LIBOR) applicable to the currency in which each advance is denominated, plus a margin as specified in the Loan Agreement. Advances are to be repaid in full by July 2012. The Purchaser will also pay a fee to the lenders based on any unused amount of the receivables facility. The Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.
     The Sellers and Dana International Luxembourg SARL, a subsidiary of Dana (Dana Luxembourg) and certain of its subsidiaries (collectively, the Dana European Group) also entered into a Performance and Indemnity Deed (the Performance Guaranty) with GE under which Dana Luxembourg has, among other things, guaranteed the Sellers’ obligations to perform under their respective purchase agreements. The Performance Guaranty contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including certain restrictions on the ability of members of the Dana European Group to incur additional indebtedness, grant liens on their assets, make acquisitions and investments, and pay dividends and make other distributions. Dana Luxembourg has agreed to act as the master servicer for the transferred receivables under the terms of a servicing agreement with GE and each Seller has agreed to act as a sub-servicer under the servicing agreement for the transferred receivables it sells.
     The proceeds from the sales of the transferred receivables will principally be reinvested in our European businesses, including the repayment of intercompany debt.
DCC Notes
     See Note 2 for information about DCC’s outstanding notes and the Forbearance Agreement among DCC and most of its noteholders.
United Kingdom Financing
     During the first quarter of 2007, in connection with the restructuring and settlement of our U.K. pension obligations (see Note 6), we borrowed GBP 35 ($67) under an interim bank loan which has an October 31, 2007 maturity date. As of June 30, 2007, a balance of GBP 5 ($10) remained outstanding under this loan.

Note 14. Commitments and Contingencies
Impact of Our Bankruptcy Filing
     During our Chapter 11 reorganization proceedings, most actions against us relating to pre-petition liabilities are automatically stayed. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization or pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
     By order dated June 14, 2007 (as amended on June 18, 2007), the U.S. District Court for the Northern District of Ohio denied lead plaintiff’s motion in the consolidated securities class action Howard Frank v. Michael J. Burns and Robert C. Richter for an order partially lifting the statutory discovery stay which would have enabled the plaintiff to obtain copies of certain documents produced to the SEC. The Court still has under consideration the defendants’ motion to dismiss the Frank action. By order dated July 13, 2007, the Court dismissed the class action claims asserted by the plaintiff in the shareholder derivative action Roberta Casden v. Michael J. Burns, et al. and entered a judgment closing the case.
SEC Investigation
     We are continuing to cooperate with the SEC in its investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
     Further information about these legal proceedings follows, including information about our accruals for the liabilities that may arise from such proceedings. We accrue for contingent liabilities at the time when we believe they are both probable and estimable. We review our assessments of probability and estimability as new information becomes available and adjust our accruals quarterly, if appropriate. With respect to liabilities subject to compromise in the bankruptcy proceedings, we consider the potential settlement outcomes in determining whether the liabilities are probable and estimable. Since we do not accrue for contingent liabilities that we believe are probable unless we can reasonably estimate the amounts of such liabilities, our actual liabilities may exceed the amounts we have recorded.
     We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, or financial condition; however, bankruptcy claim settlements could result in charges materially impacting results of operations.
Asbestos-Related Product Liabilities
     We had approximately 72,000 active pending asbestos-related product liability claims at June 30, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. We project costs for asbestos-related product liability claims using the methodology that is discussed in Note 17 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. We had accrued $138 for indemnity and defense costs for pending and future claims at June 30, 2007.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product liability claims. There were no commutations of insurance in the first half of 2007. At June 30, 2007, our liability for future demands under prior commutations was $11, bringing our total recorded liability for asbestos-related product liability claims to $149.

     At June 30, 2007, we had recorded $71 as an asset for probable recovery from our insurers for pending and projected asbestos-related product liability claims. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $17 at June 30, 2007. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
Other Product Liabilities
     We had accrued $10 for non-asbestos product liabilities at June 30, 2007, with no recovery expected from third parties. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     We had accrued $59 for environmental liabilities at June 30, 2007. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Our estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at June 30, 2007. Included in this accrual are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including Dana. Through June 30, 2007, we had paid $47 to such claimants and collected $29 from our insurance carriers with respect to these claims. At June 30, 2007, we had a net receivable of $13 for the amount that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to such claims paid prior to the Filing Date.
Assumptions Regarding Asbestos-Related Liabilities
     The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved asbestos-related product liability claims, the volume and outcome of projected future asbestos-related product liability claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims, or the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there is no assurance that our actual liability will not differ from what we currently project.
Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Our warranty activity for the three months and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$84	$95	$90	$91
Amounts accrued for current period sales	20	10	31	25
Adjustments of prior accrual estimates	(1)	1	2	1
Settlements of warranty claims	(15)	(12)	(35)	(24)
Foreign currency translation and other	1	1	1	2

Balance, end of period	$89	$95	$89	$95

Note 16. Income Taxes
     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our history of losses and our near-term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries such as the U.K. where, based on the profit outlook, realization of the deferred taxes does not satisfy the more likely than not recognition criterion.
     The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as a loss from discontinued operations or OCI. An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets as of the beginning of the year. The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.
     Prior to considering the effect of income taxes, Dana reported U.S. OCI of $401 for the six months ended June 30, 2007, primarily as a result of amending its pension and other postretirement benefit plans. The exception described in the preceding paragraph resulted in reducing OCI for the quarter ended June 30, 2007 by $73. An offsetting tax benefit was attributed to continuing operations; however, the benefit recorded in continuing operations for the quarter was limited to $26 due to interperiod tax allocation rules, resulting in a deferred credit of $47 being recorded in other accrued liabilities as of June 30, 2007. The amount to be recognized in the second half of 2007 will be affected by the OCI and pre-tax loss from continuing operations reported for the period.
     Our tax provision for the three months ended June 30, 2007 included incremental net tax expense of $3 for items that should have been recorded in prior periods, including an $8 reduction for the March 2007 divestiture of our engine hard parts business and $11 of additional tax expense relating to the fourth quarter of 2006 modification of our plans to repatriate 2007 divestiture proceeds to the U.S. These items did not have a material effect on net loss for any of the affected periods.
     With the exception of this $26 of income tax benefits recorded in continuing operations for the three and six months ended June 30, 2007, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. This is the primary factor which causes the tax expense of $3 and $18 for the three and six months ended June 30, 2007 to differ from expected tax benefits of $37 and $47 at the U.S. federal statutory rate of 35%. This is also the primary factor which causes the tax expense of $36 and $58 for the three and six months ended June 30, 2006 to differ from the expected tax benefits of $0 and $32 using the 35% rate.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007, and credited retained earnings for the initial impact of approximately $3. As of the adoption date, we had gross unrecognized tax benefits of $137, of which $112 can be reduced by net operating loss carryforwards, and other timing adjustments. The net amount of $25, if recognized, would affect our effective tax rate. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.
     We conduct business globally and, as a result, file income tax returns in the U.S. and various non-U.S. jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for years before 1999. We are currently under audit by the U.S. Internal Revenue Service for the 2003 to 2005 tax years. It is likely that the examination phase of this audit will conclude in 2007.
     As of June 30, 2007, the total amount of gross unrecognized tax benefits was $49, of which $31, if recognized, would impact the effective tax rate. The gross unrecognized tax benefits decrease of $88 from January 1, 2007 was caused by our assessment that an uncertain tax position had become a certain tax position. The certain position was related to years in which we had incurred net operating losses. As a result of this change we reduced the deferred benefit of our net operating loss carryforwards and our valuation allowance. This adjustment did not impact the effective tax rate or result in cash taxes. If matters for 1999 through 2002 that are currently under discussion with the U.S. Internal Revenue Service ultimately settle within the next 12 months, the total amounts of unrecognized tax benefits may increase or decrease for all open tax years. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact on earnings at this time.
Note 17. Other Income, Net

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Interest income	$9	$11	$17	$20
DCC income	19	14	25	23
Divestiture gains			12
Foreign exchange gain, net	14		19	3
Claim settlement	(11)		(11)
Government grants	3	3	6	4
Rental income		1	3	1
Other, net	(2)	10	7	19

Other income, net	$32	$39	$78	$70

     Foreign currency denominated intercompany loans valued at $197 at June 30, 2007 by the Debtors to certain non-U.S. operations have been determined to no longer be permanently invested. As such, the foreign exchange gains or losses on these loans are now recorded in other income rather than as translation gain or loss in other comprehensive income. The bankruptcy claim settlement charge of $11 represents the estimated costs to settle a contractual matter with an investor in one of our equity investments.
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

     Management evaluates DCC as if it were accounted for under the equity method of accounting rather than on the fully consolidated basis used for external reporting. DCC is included as a reconciling item between the segment results and our income (loss) from continuing operations before income taxes.
     At the start of 2007, we modified the methodology underlying the transfer pricing on certain sales from the Axle and Driveshaft segments to the Commercial Vehicle segment. For comparability purposes, segment profits in 2006 have been adjusted to be consistent with the new profit allocation used by management to evaluate segment performance.
     Earnings before interest and taxes (EBIT) is the key internal measure of performance used by management as a measure of profitability for our segments. EBIT, a non-GAAP financial measure, excludes equity in earnings of affiliates. It includes sales, cost of sales, SG&A and certain reorganization items and other income (expense) items, net. Certain nonrecurring and unusual items like goodwill impairment, certain realignment charges and divestiture gains and losses are excluded from segment EBIT. EBIT is a critical component of earnings before interest, taxes, depreciation, amortization, restructuring and reorganization charges (EBITDAR), which is a measure used to determine compliance with our DIP Credit Agreement financial covenants.

     We used the following information to evaluate our operating segments for the three months ended June 30, 2007 and 2006:

		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBIT
ASG
Axle	$716	$26	$13
Driveshaft	307	59	22
Sealing	190	6	16
Thermal	79	2	5
Structures	279	5	21
Eliminations and other	7	(69)	(10)

Total ASG	1,578	29	67

HVTSG
Commercial Vehicle	307	2	4
Off-Highway	403	12	41
Eliminations and other		(11)	(2)

Total HVTSG	710	3	43

Other Operations	1	8
Eliminations		(40)

Total Segments	$2,289	$—	$110

		Inter-
	External	Segment	Segment
2006	Sales	Sales	EBIT
ASG
Axle	$615	$14	$1
Driveshaft	293	28	30
Sealing	178	9	18
Thermal	79	1	10
Structures	333	10	11
Eliminations and other	28	(34)	(9)

Total ASG	1,526	28	61

HVTSG
Commercial Vehicle	439	1	4
Off-Highway	329	10	33
Eliminations and other		(9)	(2)

Total HVTSG	768	2	35

Other Operations	6	12
Eliminations		(42)

Total Segments	$2,300	$—	$96

     We used the following information to evaluate our operating segments for the six months ended June 30, 2007 and 2006:

		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBIT
ASG
Axle	$1,327	$50	$3
Driveshaft	593	110	31
Sealing	366	13	27
Thermal	151	4	9
Structures	549	9	29
Eliminations and other	12	(130)	(17)

Total ASG	2,998	56	82

HVTSG
Commercial Vehicle	647	2	12
Off-Highway	787	21	77
Eliminations and other		(19)	(4)

Total HVTSG	1,434	4	85

Other Operations	2	17
Eliminations		(77)

Total Segments	$4,434	$—	$167

		Inter-
	External	Segment	Segment
2006	Sales	Sales	EBIT
ASG
Axle	$1,203	$27	$(5)
Driveshaft	570	60	56
Sealing	355	16	33
Thermal	155	2	21
Structures	657	18	13
Eliminations and other	60	(67)	(24)

Total ASG	3,000	56	94

HVTSG
Commercial Vehicle	856	4	8
Off-Highway	630	18	60
Eliminations and other		(18)	(5)

Total HVTSG	1,486	4	63

Other Operations	11	24
Eliminations		(84)

Total Segments	$4,497	$—	$157

     The following table reconciles segment EBIT to the consolidated income (loss) from continuing operations before income tax:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Segment EBIT	$110	$96	$167	$157
Shared services and administrative	(41)	(51)	(78)	(102)
Closed operations not in segments	(3)	(11)	(5)	(24)
DCC EBIT	12	6	19	15
Impairment of other assets		(1)		(15)
Reorganization items, net	(38)	(34)	(75)	(89)
Interest expense	(28)	(26)	(51)	(65)
Realignment not in segments	(134)	(13)	(150)	(13)
Other income (loss)	14	35	38	45

Income (loss) from continuing operations before income taxes	$(108)	$1	$(135)	$(91)

Note 19. Union Settlement, Plan Support and Investment Agreements
     On August 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to enter into a series of related agreements consisting of (i) settlement agreements (referred to collectively in this Note 19 as the Union Settlement Agreements) with the UAW and the USW (referred to collectively in this Note 19 as the Unions); (ii) a Plan Support Agreement with the Unions, Centerbridge, and certain of Dana’s unsecured creditors; and (iii) an Investment Agreement between Dana, Centerbridge, and a Centerbridge affiliate. More information about these agreements follows. The following summary is not intended to be exhaustive and is qualified in its entirety by reference to the agreements themselves, copies of which have been filed with the SEC.
     THIS DOCUMENT IS NOT AN OFFER WITH RESPECT TO ANY SECURITIES OR A SOLICITATION OF ACCEPTANCES OF A CHAPTER 11 PLAN. SUCH AN OFFER OR SOLICITATION WILL ONLY BE MADE IN COMPLIANCE WITH ALL APPLICABLE SECURITIES LAWS AND/OR PROVISIONS OF THE BANKRUPTCY CODE.
Union Settlement Agreements
     The Union Settlement Agreements, which have been ratified by the Debtors’ Union-represented employees, provide terms for settling all outstanding issues between the Debtors and the Unions related to the Bankruptcy Cases.
     As amended, the Union Settlement Agreements provide for the following, among other things:
     (i) Union collective bargaining agreements (including the UAW Master Agreement), effective until June 1, 2011, for the Debtors’ Union-represented facilities in the United States;
     (ii) modifications to healthcare, short-term and long-term disability and life insurance benefits for Union-represented employees, effective January 1, 2008;

     (iii) wage structure modifications effective upon Bankruptcy Court approval of the Union Settlement Agreements;
     (iv) the elimination of non-pension healthcare and life insurance retiree benefits for Union-represented retirees, and of non-pension healthcare and certain long-term disability benefits for certain Union-represented employees, effective on the later of January 1, 2008 or the effective date of the Debtors’ plan of reorganization; the establishment by the Unions of separate, Union-specific VEBAs to provide such benefits to eligible Union-represented employees and retirees after that date; and the Debtors’ contribution of an aggregate cash amount of $764 (less amounts incurred on behalf of Union-represented employees and retirees between July 1, 2007 and January 1, 2008 for long-term disability, healthcare and life insurance claims) to fund the VEBAs;
     (v) a freeze of credited service and benefit accruals under the Debtors’ defined benefit pension plans for Union-represented employees, effective on the later of January 1, 2008 or the effective date of the Debtors’ plan of reorganization, with future benefits to be provided through company participation in and contributions to a USW pension trust for some such employees;
     (vi) buyouts valued at twenty-two thousand five hundred dollars and forty-five thousand dollars for certain retirement-eligible and recently retired Union-represented employees, available on the date when the pension benefits are frozen; and
     (vii) separation payments for eligible Union-represented employees at one Union-represented facility in Indiana under a special voluntary separation program.
     The Union Settlement Agreements memorialize certain other agreements between the Debtors and the Unions, including, among others, agreements with respect to neutrality at certain of the Debtors’ non-union facilities, the continuation of the Debtors’ manufacturing footprint optimization program, and the reserve of common shares of reorganized Dana valued at up to approximately $22.5 to provide post-emergence bonuses for certain Union-represented employees following the Debtors’ emergence from bankruptcy.
     The Union Settlement Agreements also provide that the Unions will have certain rights if the Debtors choose to pursue a transaction or means of reorganization different from that contemplated under the Plan Support Agreement. Under certain circumstances, the Unions will have the right to (i) consent to the alternative plan; (ii) designate a replacement investor to Centerbridge; (iii) either terminate their collective bargaining agreements or elect between an allowed administrative claim of $764 or an allowed general unsecured claim of $908; or (iv) in some circumstances, terminate the Union Settlement Agreements and have a general unsecured claim of $908.
Plan Support Agreement
     The Plan Support Agreement sets out the terms under which the Unions, Centerbridge and certain holders of unsecured claims against the Debtors who may become parties thereto, including holders of unsecured notes of Dana, will support the Debtors’ plan of reorganization.
     The Plan Support Agreement provides as follows, among other things:
     (i) Centerbridge, the Unions and the other creditor parties to the Plan Support Agreement each will support the prosecution, confirmation and consummation of a plan of reorganization that is consistent with the Plan Support Agreement and the Plan Term Sheet attached as an exhibit thereto, including confirmation under 11 U.S.C. Section 1129(b), and will not encourage other persons to take actions that would interfere with an orderly plan and disclosure statement process;
     (ii) Centerbridge will make an investment in reorganized Dana and other parties will purchase certain preferred stock on the terms set out in the Investment Agreement upon the effective date of the Debtors’ plan of reorganization;
     (iii) the Debtors and the Unions will enter into the Union Settlement Agreements;
     (iv) the Unions, Centerbridge, and the other creditor parties to the Plan Support Agreement will engage in good faith negotiations with other parties in interest regarding the form of plan of reorganization, related disclosure statement and other definitive documents that are consistent with the Plan Support Agreement;
     (v) the Debtors will not propose, and Centerbridge and the Unions will not support, any plan of reorganization premised upon the use of Section 382(l)(5) of the Internal Revenue Code and will propose only a plan of reorganization premised upon the use of Section 382(l)(6) of the Internal Revenue Code;
     (vi) certain holders of unsecured claims agree not to sell, transfer, assign, pledge, or otherwise dispose of, directly or indirectly (including by creating any subsidiary or affiliate for the sole purpose of acquiring any claims against any Debtor), their right, title or interest in respect of any claim against any Debtor unless the recipient of such claim agrees in writing, prior to such transfer, to be bound by the Plan Support Agreement;
     (vii) the plan of reorganization may not become effective if the total amount of allowed unsecured non-priority claims (but not including asbestos claims, claims of the Unions, small claims to be paid in cash under a plan of reorganization, intercompany claims, including claims of Dana Credit Corporation, and claims of the non-union retirees) (with such exceptions, the Unsecured Claims) against the Debtors exceeds $3,250, unless the Creditors Committee waives such condition consistent with its fiduciary duties to all unsecured creditors;
     (viii) the Debtors’ post-emergence funded debt will not exceed $1,500;
     (ix) the Debtors will obtain exit financing on terms and with parties reasonably acceptable to Centerbridge and sufficient to refinance their existing debtor-in-possession credit facility and provide sufficient liquidity for working capital and general corporate purposes;
     (x) the Debtors’ plan of reorganization will provide with reasonable certainty the sources and amounts of cash required to meet the Debtors’ cash payment obligations to the Unions under the Union Settlement Agreements and will otherwise conform to the terms of the Union Settlement Agreements;
     (xi) holders of allowed Unsecured Claims will receive, on account of their allowed unsecured nonpriority claims, their pro rata portion of shares of common stock of reorganized Dana and/or cash in excess of the minimum cash required to operate the Debtors’ business on the effective date of the plan of reorganization and thereafter;

     (xii) holders of allowed Unsecured Claims who do not qualify to purchase Series B preferred shares pursuant to and consistent with the terms of the Investment Agreement will receive an amount of cash or shares of common stock of reorganized Dana that is (a) determined to be reasonably acceptable to the Debtors, Centerbridge and certain unsecured creditors and (b) approved by the Bankruptcy Court;
     (xiii) the individuals that are anticipated to serve on the board of directors of reorganized Dana will negotiate employment agreements with initial senior management in form and substance reasonably acceptable to Centerbridge, who will consult with certain other parties regarding such agreements; and
     (xiv) except for certain agreed-upon exceptions, prior to the effective date of the plan of reorganization, the Debtors will not be permitted to sell any of their businesses without appropriate Union consent or the consent of Centerbridge.
     The Plan Support Agreement and Plan Term Sheet will expire and be of no further effect (i) for the Unions, the Debtors and Centerbridge if the Debtors’ plan of reorganization fails to become effective on or before May 1, 2008 and (ii) for any supporting creditor who exercises its right to terminate the Plan Support Agreement, if the Debtors’ plan of reorganization fails to become effective on or before February 28, 2008.
Investment Agreement
     The Investment Agreement, dated as of July 26, 2007, provides that Centerbridge will purchase $250 in Series A convertible preferred shares of reorganized Dana and qualified creditors of the Debtors (i.e., creditors who meet specified criteria) will have an opportunity to purchase $500 in Series B convertible preferred shares on a pro rata basis. Centerbridge will purchase up to $250 in Series B preferred shares that are not purchased by the qualified creditors.
     The Investment Agreement provides as follows, among other things:
     (i) The price at which the Series A and Series B preferred shares will be convertible into the common stock of reorganized Dana will be 83% of the value that is determined by calculating the 20-day volume weighted average trading price of such common stock (determined using the closing trading price of the stock between the first and the twenty-third business days after Dana’s emergence from bankruptcy after disregarding the highest and lowest closing trading price during such period), subject to a collar based on total enterprise value of Dana of between $3,150 and $3,500.
     (ii) Under certain circumstances, reorganized Dana will be able to force conversion of the preferred shares on or after the fifth anniversary of the effective date of the Debtors’ plan of reorganization.
     (iii) The Series A and Series B preferred shares will be entitled to dividends at an annual rate of 4%, payable quarterly in cash. The shares will have equal voting rights and will vote together as a single class with the common stock of reorganized Dana on an as-converted basis.
     (iv) The Series A and Series B preferred shares will have customary registration rights. For purposes of liquidation, dissolution or winding up of reorganized Dana, the Series A and

Series B preferred shares will rank pari passu and senior to any other class or series of capital stock of reorganized Dana.
     (v) The Series A and Series B preferred shares will be subject to lockup provisions prohibiting their sale for six months after the effective date of the Debtors’ plan of reorganization and prohibiting the sale or conversion of the Series A preferred shares to common shares valued at more than $150 for an additional 30 months.
     (vi) Centerbridge will be limited for ten years in its ability to acquire additional stock of reorganized Dana if it would own more than 30% of the voting power of the stock after such acquisition or to take other actions to control reorganized Dana after the effective date of the Debtors’ plan of reorganization without the consent of reorganized Dana’s board of directors.
     (vii) The initial board of directors of reorganized Dana will be composed of seven members, as follows: three directors (one of whom must be independent) chosen by Centerbridge, two independent directors chosen by the Creditors Committee, one director chosen by Centerbridge and the Creditors Committee through a process specified in the Investment Agreement, and the chief executive officer of reorganized Dana. Beginning at the first annual meeting of shareholders of reorganized Dana following emergence, and as long as Centerbridge owns at least $150 of Series A preferred shares, Dana’s board of directors will be composed of seven members, as follows: three directors (one of whom must be independent) designated by Centerbridge and elected by holders of the Series A preferred shares, one independent director nominated by a special purpose nominating committee composed of two Centerbridge designees and one other board member and elected by all shareholders, and three directors (including the chief executive officer of reorganized Dana) nominated by reorganized Dana’s board.
     (viii) For a period of three years, so long as Centerbridge owns at least $150 of Series A preferred shares (a) Centerbridge’s approval will be required for any sale of all or substantially all of Dana’s assets, a merger of Dana involving a change of control, a liquidation of Dana, the issuance by Dana of equity at a value below fair market value, the payment of cash dividends on account of common stock of reorganized Dana, or an amendment of the charter of reorganized Dana, and (b) Centerbridge’s consent will be required for material transactions with directors, officers or 10% shareholders (other than officer and director compensation arrangements), the issuance of debt or equity securities senior to or pari passu with the Series A preferred shares other than for refinancings, by-law amendments adverse to shareholders generally or adverse to Centerbridge, and share repurchases exceeding $10 in any 12-month period. Centerbridge’s approval and consent rights will be subject to override by a vote of two-thirds of reorganized Dana’s shareholders and its approval rights for dividends and the issuance of senior or pari passu securities will end after 12 months if certain financial ratios are met.
     (ix) The investment by Centerbridge will be subject to certain conditions, including (a) no material adverse change in Dana; (b) the Debtors’ obtaining of exit financing on market terms and with parties reasonably acceptable to Centerbridge; (c) the filing of the Debtors’ plan of reorganization and disclosure statement by September 3, 2007; (d) confirmation of the Debtors’ plan of reorganization no later than February 28, 2008; and (e) an effective date of the Debtors’ plan of reorganization no later than May 1, 2008.

     (x) Dana will have the right to terminate the Investment Agreement subject to (a) a $15 break-up fee and an expense reimbursement of up to $4, if the Debtors accept a proposal for an alternative minority investment determined by Dana’s board of directors to be superior to the Centerbridge investment commitments and (b) a $22.5 break-up fee and an expense reimbursement of up to $4, if the Debtors accept a proposal for an alternative majority investment, the sale of all or substantially all of the assets of Dana and its subsidiaries, or a standalone plan of reorganization that Dana’s board of directors determines would be more favorable to the Debtors’ bankruptcy estates than the Centerbridge investment commitments and plan.
     (xi) Centerbridge will be entitled to a $2.5 commitment fee if the Investment Agreement is terminated because the Debtors have not emerged from bankruptcy by May 1, 2008 and a $3.5 commitment fee if the Investment Agreement is terminated because the Debtors’ cases are dismissed or converted to Chapter 7 cases under the Bankruptcy Code or if Centerbridge terminates the Investment Agreement because of a breach by Dana.
     Under the Investment Agreement, the holders of Dana’s unsecured notes (the Dana bonds) may qualify to participate in the purchase of the Series B preferred shares. The record date for determining which Dana bonds will qualify to participate is August 13, 2007 (the Bond Record Date). To qualify, the Dana bondholder must meet the following criteria: (i) the holder must beneficially own the Dana bonds on the Bond Record Date; (ii) the holder and its affiliates must own $25 or more in Dana bonds and other allowed liquidated, non-contingent unsecured claims that are not Dana bond claims (Trade Claims); (iii) the holder must be a “Qualified Institutional Buyer” as defined in Rule 144A under the Securities Act of 1933, as amended (a QIB); and (iv) the holder must execute and deliver to Dana a signature page to the Plan Support Agreement by the Bond Record Date. In determining the amount of Dana bonds owned on the Bond Record Date for eligibility and participation in the Series B preferred shares, the calculation will be done net of short positions and/or other hedging positions. Bondholders who (i) qualify under these requirements; (ii) do not engage in hedging activities (as described the definition of “Qualified Investor” in the Investment Agreement) after the Bond Record Date and before the effective date of the Debtors’ plan of reorganization; and (iii) sign a subscription agreement in the timeframe specified in the Investment Agreement, will be considered “Qualified Investors” and their bonds will be considered “Participating Bonds.”
     A transferee of a Participating Bond will continue to hold Participating Bonds if it (i) executes and delivers to Dana a signature page to the Plan Support Agreement within five business days after the closing of an acquisition of a Participating Bond (but in no event later than the confirmation date for the Debtors’ plan of reorganization); (ii) assumes the obligations of the transferor of “Qualified Bond Claims” under the Plan Support Agreement; (iii) is a QIB; (iv) does not engage in the hedging activities referred to above; and (v) owns $25 or more in Participating Bonds and Trade Claims (aggregated).
     If a bondholder meets the requirements for being a Qualified Investor, the holder’s Participating Bonds purchased after the Bond Record Date and Trade Claims purchased up until the confirmation date of the Debtors’ plan of reorganization will count as claims eligible to purchase a pro rata share of the Series B preferred shares, subject to a cap of $200 of Series B preferred shares per investor and its affiliates.
     The record date for Trade Claims to be considered for participation in the purchase of Series B preferred shares will be the date that the Bankruptcy Court enters an order confirming the Debtors’ plan of reorganization. Trade Claims may be aggregated with Participating Bonds for purposes of determining whether the $25 threshold is met. To be eligible, holders of Trade Claims must meet the same criteria as apply to the holders of Participating Bonds, except that the holder of Trade Claims may execute a signature page to the Plan Support Agreement at any time prior to the confirmation of the Debtors’ plan of reorganization.
     Signature pages to the Plan Support Agreement must be provided to: (i) the Debtors, Dana Corporation, P.O. Box 1000, Toledo, Ohio 43697, Attn: Linda Grant, Fax: (419) 535-4790; (ii) counsel to the Debtors, Jones Day, 222 East 41st Street, New York, New York 10017, Attn: Denise Sciabarassi, Fax: (212) 755-7306; and (iii) Centerbridge Capital Partners, L.P., 31 West 52nd Street, 16th Floor, New York, New York 10019, Attn: David Trucano, Fax: (212) 301-6501.
Amendment to Rights Agreement
     Dana has a preferred share purchase rights plan which is administered under the Rights Agreement, dated as of April 25, 1996, as amended (the Rights Agreement), between Dana and The Bank of New York, as Rights Agent. Pursuant to the Rights Agreement, one right to purchase 1/1000th of a share of Series A Junior Participating Preferred Stock, no par value, has been issued in respect of each share of Dana common stock outstanding on and after July 25, 1996. Dana registered the rights on Form 8-A registration statements filed with the SEC on May 1, 1996; July 21, 2006; and August 1, 2007. A full description of the rights is contained therein and incorporated herein by reference.
     On July 25, 2007, Dana’s Board of Directors adopted an amendment to the Rights Agreement that provides that the provisions of the Rights Agreement are inapplicable to the transactions contemplated by the Investment Agreement, dated as of July 25, 2007, as amended and restated on July 26, 2007, and makes certain other modifications to the Rights Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Management Overview
     We are a leading supplier of axle, driveshaft, structures, sealing and thermal products and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ approximately 40,000 people in 28 countries. Our world headquarters is in Toledo, Ohio. Our Internet address is www.dana.com.
     We are currently operating under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are discussed in detail in Note 2 to our financial statements in Item 1 of Part I. Our reorganization goals are to maximize enterprise value during the reorganization process and to emerge from Chapter 11 as soon as practicable as a sustainable, viable company.
Business Strategy
     We are utilizing the reorganization process to effect fundamental changes that will improve our distressed U.S. operations. This is critical to us, as our worldwide operations are highly integrated for the manufacture and assembly of our products. Therefore, while we are continuing to grow overseas, our long-term viability depends on our ability to return our U.S. operations to sustainable profitability.
     During the first half of 2007, we have been successfully implementing our restructuring initiatives. While our U.S. operations continue to generate losses and consume substantial amounts of cash, our efforts to improve our margins and reduce costs are favorably impacting our performance and helping to mitigate the underlying industry challenges and difficult business conditions. We are depending upon divestiture proceeds, repatriating available cash from our overseas operations, and loans under our DIP Credit Agreement to meet our liquidity needs for 2007. However, we cannot depend on those sources of funding indefinitely. We expect our restructuring initiatives to enable our U.S. operations to become substantially less dependent on returns from our foreign operations in the future.
     As we successfully implement the initiatives that we have reported previously, we expect to emerge from bankruptcy as a sustainable, viable business. These initiatives, which require the cooperation of all of our key business constituencies – customers, vendors, employees and retirees – are:
•	Achieve improved margins for our products by obtaining substantial price increases from our customers;

•	Restructure our wage and benefit programs to create an appropriate labor and benefit cost structure;

•	Address the excessive costs and funding requirements of the legacy postretirement benefit liabilities that we have accumulated over the years, in part from prior divestitures and closed operations;

•	Achieve a permanent reduction and realignment of our overhead costs; and

•	Optimize our manufacturing “footprint” by substantially repositioning our production to lower cost countries.
          Achievement of many of our objectives has enabled us to mitigate the effects of the significantly curtailed production forecasts since the second half of 2006 by some of our largest domestic customers, particularly in the production of SUVs and pickup trucks, which represent the primary market for our products in the U.S. These production cuts are adversely impacting our sales in 2007 in the light vehicle market. Weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules is also negatively impacting our 2007 performance. However, we expect that our restructuring initiatives, when fully implemented, will achieve viable long-term U.S. operations despite a challenged U.S. automotive industry and a cyclical commercial vehicle market.
          We have made the following progress on our reorganization initiatives:
•	Product Profitability

Following a detailed review of our product programs to identify unprofitable contracts and meetings with our customers and their advisors to address under-performing programs, we have or are finalizing documentation for agreements with customers resulting in aggregate pricing improvements of approximately $180 on an annualized basis.

•	Labor and Benefit Costs

In June 2007, we amended our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. Actions to reduce other non-union employee benefits, such as disability and healthcare, were previously implemented.

In July 2007, we entered into settlement agreements (subsequently approved by the Bankruptcy Court) with two primary unions representing our active U.S. employees – the UAW and the USW – which resolve our collective bargaining issues with these unions and, when fully implemented, will help us achieve our labor cost reduction goal. These agreements provide for (i) union master agreements and collective bargaining agreements for UAW- and USW-represented employees at our U.S. facilities until June 2011, and (ii) wage structure modifications and modifications to healthcare, short-term disability, and life insurance benefits for the covered union employees. The UAW and USW settlement agreements also provide for a freeze of credited service and benefit accruals under our defined benefit pension plans for UAW- and USW-represented employees, effective on the later of January 1, 2008 or the effective date of our plan of reorganization, and for the replacement of future benefits with matching company contributions to a USW pension trust for some such employees. Although we expect to obtain the above benefits from the union settlement agreements, under certain circumstances involving termination of the Centerbridge investment commitments, these agreements may not be implemented.

Our labor and benefits cost reduction goal was $60-$90 of annual cost savings. With the actions referred to above and other previously implemented actions, the annualized cost savings are expected to approximate $70.

•	Other Postretirement Employee Benefits

In March 2007, we reached an agreement with the Retiree Committee (subsequently executed in May after approval by the Bankruptcy Court) to make a $78 cash contribution to a VEBA trust for non-pension retiree benefits for our non-union retirees, in exchange for release of our obligations for postretirement health and welfare benefits for such retirees after June 30, 2007. We also reached an agreement with the IAM (subsequently approved by the Bankruptcy Court) to pay $2.25 to resolve all IAM claims after June 30, 2007 for non-pension retiree benefits for retirees and active employees represented by the IAM.

In April 2007, we eliminated retiree healthcare benefits coverage for our active non-union U.S. employees.

Under the UAW and USW settlement agreements, we will eliminate long-term disability, healthcare, and life insurance benefits for UAW- and USW-represented employees and retirees, effective on the later of January 1, 2008 or the effective date of our plan of reorganization, and the UAW and the USW will establish separate, union-specific VEBAs to provide such benefits to eligible union-represented employees and retirees after that date. We have agreed to contribute to the VEBAs an aggregate cash amount of up to $764 (less amounts incurred by UAW- and USW-represented employees between July 1, 2007 and January 1, 2008 for long-term disability, healthcare and life insurance claims).

As a result of these actions, we will eliminate our U.S. postretirement healthcare obligations, resulting in annualized cost savings of approximately $90.

•	Overhead Costs

We are continuing to analyze and implement initiatives to reduce overhead costs. Additional reductions in overhead will occur as a result of a remaining divestiture and reorganization activities. We expect our reductions in overhead spending to contribute annual expense savings of $40 to $50.

•	Manufacturing Footprint

We have identified a number of manufacturing and assembly plants that carry an excessive cost structure or have excess capacity and closed certain locations and consolidated their operations into lower costs facilities in other countries or into U.S. facilities that currently have excess capacity. During 2007, we completed the closure of eight facilities. Closures of five facilities previously announced are in various stages of progress. As a consequence of the aforementioned settlement with the unions, a facility previously identified for closure but not announced, is now expected to remain open. This facility and others within the affected business segment will implement work force reductions. In addition to the five facility closures, there are several locations and work force reduction initiatives that are in various stages of development. As of the present date, there remain two facilities that we plan to close that have not been announced. As modified in response to the union settlements, over the long term, we continue to expect our manufacturing footprint actions to reduce our annual operating costs by $60 to $85.
     Our customer pricing initiatives and labor and benefit actions, certain of which are subject to future events, are substantially completed. The manufacturing footprint and overhead reduction actions are in process and progressing largely as planned. We are solidly on course to achieve our goal of aggregate annual pre-tax profit improvement of $405 to $540 from our reorganization initiatives, when fully implemented, and we expect these actions to contribute between $175 and $200 to our base plan forecast for 2007 (i.e., our initial base forecast based on 2006 ending production levels, before inclusion of the benefits of any of the initiatives) as we continue to phase them in during the year.
     As reported elsewhere in this report, we are also completing previously announced divestures.
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $13.
     In March 2007, the following events occurred:
-	We sold our engine hard parts business and received cash proceeds of $98. Of these proceeds, $5 was escrowed pending completion of closing conditions in certain countries and $20 was escrowed pending finalization of purchase price adjustments and satisfaction of certain of our indemnification obligations. We recorded a first quarter after-tax loss of $26 in connection with this sale. In the second quarter, $3 of the $5 escrow was returned to the buyers and $2 was paid to Dana. The remaining escrow amounts are expected to be settled in the third quarter.

-	We sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value and we recorded an additional charge of $2 in the first quarter of 2007 based on value of the investment at the time of closing.

-	We signed an agreement with Orhan Holding A.S. and certain of its affiliates for the sale of our fluid products hose and tubing business. We subsequently completed the sale in two transactions in July and August and received aggregate cash proceeds of $85. We expect to record a third-quarter after-tax gain of $34 in connection with this sale.
     In May 2007, we signed an agreement with Coupled Products Acquisition LLC for the sale of our coupled fluid products business for the nominal price of one dollar, with the buyer to assume certain liabilities of the business at closing. We expect to complete this sale in the third quarter of 2007 and to record an after-tax loss of $25.

Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) are operating under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 cases have been consolidated in the Bankruptcy Court for the Southern District of New York under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither DCC and its subsidiaries nor any of Dana’s non-U.S. affiliates are Debtors.
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock are trading on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under our confirmed plan of reorganization is uncertain and the shares may be cancelled without any compensation pursuant to such plan.
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
     Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has approved the Debtors’ assumption and rejection of certain executory contracts and unexpired leases.
     The Bankruptcy Court has entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as net operating loss carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common stock are subject to certain notice and consent procedures before acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization. Currently, the Plan Support Agreement contemplates a plan of reorganization utilizing tax benefits under Section 382(l)(6) of the Internal Revenue Code.
     The Bankruptcy Court has also authorized us to enter into the agreements discussed in Note 19 to the financial statements in Item 1 of Part I of this report.

Pre-petition Claims
     Most persons and entities asserting pre-petition claims (with the exception of, among others, asbestos-related personal injury claims and claims resulting from the future rejections of executory contracts and unexpired leases) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim alleging rights to payment for financing, trade debt, employee obligations, environmental matters, commercial damages and other litigation-based liabilities, tax liabilities and other matters in a total amount of approximately $26,600 (as well as certain unliquidated amounts) were filed by that date. In addition, another $51 in liabilities is listed in our schedules of assets and liabilities as undisputed, non-contingent and liquidated.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain of our direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on currently outstanding non-secured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of June 30, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise.
Reorganization Initiatives
     It is critical to the Debtors’ successful emergence from bankruptcy that they (i) achieve positive margins for their products by obtaining substantial price increases from their customers, (ii) recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs, (iii) restructure their wage and benefit programs to create an appropriate labor and benefit cost structure, (iv) address the excessive cash requirements of the legacy pension and other postretirement benefit liabilities that they have accumulated over the years, (v) optimize their manufacturing footprint by eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost countries, and (vi) achieve a permanent reduction and realignment of their overhead costs. The steps that the Debtors have taken or are taking to accomplish these goals are discussed in “Business Strategy” above.
Plan of Reorganization
     Until September 3, 2007, the Debtors have the exclusive right to file a plan of reorganization in the Bankruptcy Cases. We anticipate that substantially all of the Debtors’ liabilities as of the Filing Date will be addressed and treated in accordance with such plan, which will be voted on by the creditors and equity holders in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file such a plan by that date, there can be no assurance that they will be able to do so or that any plan that is filed will be confirmed by the Bankruptcy Court and consummated. The Debtors’ plan of reorganization could materially change the amounts and classification of items reported in our historical financial statements.
     On August 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to enter into a series of related agreements consisting of (i) settlement agreements with the UAW and USW providing terms for settling all outstanding issues between the Debtors and these unions related to the Bankruptcy Cases; (ii) a Plan Support Agreement with these unions, Centerbridge, and certain of Dana’s unsecured creditors setting out the terms under which these parties will support the Debtors’ plan of reorganization; and (iii) an Investment Agreement between Dana, Centerbridge, and a Centerbridge affiliate providing for Centerbridge to purchase $250 in Series A convertible preferred shares of reorganized Dana and qualified creditors of the Debtors (i.e., creditors who meet specified criteria) to have an opportunity to purchase $500 in Series B convertible preferred shares on a pro rata basis, with Centerbridge purchasing up to $250 in Series B preferred shares that are not purchased by the qualified creditors. The proceeds from the sale of the preferred shares will be used in part to fund the VEBA trusts that will be established under the union settlement agreements. We have agreed to file a plan of reorganization with the Bankruptcy Court incorporating the union settlement agreements and the foregoing equity investment commitments (or an alternative proposal acceptable to the UAW and USW) by September 3, 2007. If we fail to do so, Centerbridge may terminate the Investment Agreement and the unions may, under some circumstances, terminate the union settlement agreements or their collective bargaining agreements. In addition, if our plan of reorganization does not become effective by February 28, 2008, individual supporting creditors may withdraw their support and if it does not become effective by May 1, 2008, the Plan Support Agreement will expire. See Note 19 to the financial statements in Item 1 of Part I for additional details.
     In addition, the Bankruptcy Court order authorizing our entry into these agreements established a schedule and procedures under which we will consider potential alternatives to the investments contemplated with Centerbridge under the Investment Agreement. The schedule contemplates that any alternate investment proposals will be received and considered by specific dates during August through October 2007.
Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of June 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
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

DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At June 30, 2007, the amount of principal outstanding under the DCC notes was $228. In July 2007, DCC made a $95 payment to the forbearing noteholders, consisting of $91 of principal and $4 of interest.
     Contemporaneously with the execution of the Forbearance Agreement, Dana and DCC executed a Settlement Agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Dana to DCC of $325. Payments to DCC relative to this obligation are expected to be addressed in our plan of reorganization, which may propose that distributions to DCC be limited to the amount required to satisfy DCC’s obligations.
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
Trends in Our Markets
North American Light Vehicle Market
Production Levels
     North American light vehicle production levels were 2.2% lower in the second quarter of 2007 than in the second quarter of 2006, and 4.9% lower for the first half of 2007 compared to 2006. In the light truck segment, second quarter production levels were up 0.4% over 2006, while first half production was down 2.2%. Within this segment, the declines over the past year have been more heavily weighted toward medium and full size pick-up trucks and SUVs where consumer concerns about high fuel prices have led to increased preferences for more fuel efficient CUVs. The light truck platforms which generate the highest sales for us are primarily medium and full size pick-up trucks and SUVs; however, a number of our newer programs involve CUVs. Production levels on vehicles with higher Dana content in the second quarter and first half of 2007 were up about 3.7% and down 2.7% from the same periods in the previous year (source: Global Insight).

     Lower light truck production levels during the second half of 2006 and first six months of 2007 have helped bring inventory levels down. Days supply of light truck inventories in the U.S. was 76 at June 30, 2007 as compared to 83 at the same time a year ago. While improved over last year, the days supply of light trucks in the U.S. increased during this year‘s second quarter – rising to the current level of 76 days from 69 days at the end of March. Sales of light trucks in U.S. during the second quarter of 2007 were down about 2% from the prior year, with June sales being especially soft – down 6% from the previous year. Light truck sales in the U.S. in July continued to be relatively weak – off about 7% from last year. While a number of vehicle manufacturers have increased incentives recently in an effort to stimulate sales, the recent inventory and sales data lead to a cautious near term outlook for light truck production levels. (source: Wards Automotive).
     Overall North American light vehicle production in 2007 is forecasted to be about the same as in 2006 – 15.3 million units – or slightly lower (source: Global Insight & Wards Automotive). While second half light truck production is currently forecasted to be somewhat higher than comparable 2006 levels, high fuel prices and a weaker housing market could put potential pressure on production levels of our key platforms later in the year.
OEM Mix
     The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for 78% of light truck production in North America in the second quarter of 2006. Their share of second quarter 2007 production was 76% (source: Global Insight). While our current bankruptcy reorganization has provided us with some relief from the price reduction pressures applied by these major customers, we expect any continuing loss of their market shares could result in renewed pricing pressure in order for us to retain existing business and be awarded new business. Our product profitability initiative discussed in “Business Strategy” above specifically addresses our efforts to improve our pricing.
Commodity Costs
     Another challenge we face is the high cost of steel and other raw materials, which has had a significant adverse impact on our results, and those of other North American automotive suppliers, for more than two and a half years. Steel suppliers began assessing price surcharges and increasing base prices during the first half of 2004, and prices since then have remained at considerably higher levels.
     Two commonly-used market-based indicators — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. As compared to 2003, average scrap steel prices on the Tri Cities index during 2006 were more than 70% higher, and spot market hot-rolled sheet steel prices during 2006 were up more than 100%. After subsiding some during the second half of 2006, scrap prices on the Tri Cities index rose significantly during the first six months of 2007 – with the average second quarter 2007 price being slightly lower than the second quarter 2006 average by approximately 2% and year-to-date 2007 average prices being up about 6%. In the case of hot-rolled steel, spot prices during the first six months of 2007 have dropped, with average second quarter and year-to-date 2007 spot prices about 7% lower than the comparable

2006 period. However, even after taking account of the recent decline in hot-rolled steel prices, at current consumption levels, we estimate that our annualized cost of raw steel is approximately $140 higher than it would have been using prices at the end of 2003. We have taken actions to mitigate the impact of these increases, including consolidating purchases, taking advantage of our customers’ resale programs where possible, finding new global steel sources, identifying alternative materials and re-designing our products to be less dependent on higher cost steel grades.
     During the latter part of 2005 and throughout 2006, cost increases for raw materials other than steel were also significant. Average prices for nickel (which is used to manufacture stainless steel) and aluminum increased significantly, up about 60% and 37% over 2005 prices. During the first six months of this year, aluminum prices have been relatively stable while nickel prices continued to increase through May with a drop in June. Aluminum prices were up 4% compared to second quarter 2006 prices, while average nickel prices were up 42%. On a six month year-to-date basis, aluminum prices were about 6% higher than 2006, while nickel prices were up around 57%.
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
     Second quarter 2007 production of Class 8 vehicles in North America was down about 53% from the second quarter of 2006, and Class 5-7 medium-duty production was down 21% for the same period. We expect that the second quarter will be the lowest quarterly Class 8 production level for the year. While Class 8 vehicle build during the remainder of 2007 is expected to be down significantly from levels of a year ago, production levels are expected to increase from second quarter 2007 levels. Class 8 and medium-duty order backlogs at June 30, 2007 were off 52% and 65% from the same time last year. Full year 2007 production of Class 8 vehicles is expected to be around 200,000 units, compared to 369,000 units in 2006, and medium-duty truck build is forecast at about 200,000 units in 2007 compared to 265,000 units in 2006 (source: ACT).

Commodity Costs
     The high commodity costs, in particular steel, affecting the North American light vehicle market have also impacted the commercial vehicle market, but this impact has been partially mitigated by our ability to recover material cost increases from our Commercial Vehicle customers.
New Business
     A continuing major focus for us is growing our revenue through new business. Based on awards to date, we expect net new business to contribute approximately $270 and $150 to our sales in 2007 and 2008. Our level of net new business is lower in 2007 than in recent years. This is due, in part, to the end of some of our larger customer programs in 2006, including programs to supply certain structural products to Ford and certain axle products to a GM affiliate in Australia. Our 2008 net new business projection takes into consideration sales reductions that we anticipate next year due to the co-sourcing of a structural products program with Ford. While continuing to support Ford, GM and Chrysler, we are striving to diversify our sales across a broader customer base. Approximately 80% of our current book of net new business involves customers other than Ford, GM and Chrysler, and approximately 90% of this business is with other automotive manufacturers based outside North America.
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
     As indicated in Note 3 to the financial statements in Item 1 of Part I, during the first six months of 2007, the Debtor companies (comprised of our U.S. operations other than DCC), incurred pre-tax losses from continuing operations of $91, including $65 of net reorganization costs. After adjusting for the reorganization items, the pre-tax loss was $26 for the first six months of the year, with the second quarter of 2007 showing pre-tax income before reorganization items of $3. While the second quarter results benefited from some nonrecurring currency transaction gains and reductions to restructuring expense, part of the improvement was due to the customer pricing, benefits and SG&A reorganization actions discussed earlier in this section. The second quarter has traditionally been our strongest in terms of sales given the typical North American light vehicle production cycle. While we do not necessarily expect this level of profit during the second half of the year, we do expect continued improvement from the reorganization actions.

Results of Operations – Summary (Second Quarter 2007 versus Second Quarter 2006)

	For the Three Months Ended
	June 30,
	2007	2006	Change
Net sales	$2,289	$2,300	$(11)
Cost of sales	2,141	2,161	(20)

Gross margin	148	139	9
Selling, general and administrative expenses	88	115	(27)

Gross margin less SG&A*	60	24	36

Other costs and expenses
Realignment charges	$134	$1	$133
Impairment of other assets		1	(1)
Other income, net	32	39	(7)

Total expense (income)	102	(37)	139

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(42)	$61	$(103)

Loss from continuing operations	$(105)	$(31)	$(74)

Income (loss) from discontinued operations	$(28)	$3	$(31)

Net loss	$(133)	$(28)	$(105)

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting schedules.

Results of Operations (Second Quarter 2007 versus Second Quarter 2006)
     The tables below show changes in our sales by geographic region, business unit and segment for the three months ended June 30, 2007 and 2006.
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
North America	$1,301	$1,398	$(97)	$4	$(25)	$(76)
Europe	575	493	82	39	(1)	44
South America	253	221	32	15		17
Asia Pacific	160	188	(28)	14	(8)	(34)

Total	$2,289	$2,300	$(11)	$72	$(34)	$(49)

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
ASG
Axle	$716	$615	$101	$20	$5	$76
Driveshaft	307	293	14	13	12	(11)
Sealing	190	178	12	5		7
Thermal	79	79		2		(2)
Structures	279	333	(54)	6		(60)
Other	7	28	(21)		(2)	(19)

Total ASG	1,578	1,526	52	46	15	(9)

HVTSG
Commercial Vehicle	307	439	(132)	5	(49)	(88)
Off-Highway	403	329	74	21		53

Total HVTSG	710	768	(58)	26	(49)	(35)

Other Operations	1	6	(5)			(5)

Total	$2,289	$2,300	$(11)	$72	$(34)	$(49)

Regional Review
     Total sales of $2,289 in the second quarter of 2007 were $11 lower than in the second quarter of 2006. Currency translation effects, primarily from a stronger euro, increased sales by $72, partially offsetting the overall organic sales decline associated with reduced production levels in certain of our key markets and the effects of divestitures. The 2006 acquisition of the axle and driveshaft operations of our former Mexican joint venture provided additional sales in 2007. However, these higher sales were more than offset by the divestiture of our trailer axle business in January 2007, which reduced second quarter sales by $49.
     The second quarter of 2007 organic sales decline of 5.5% in North America was driven primarily by lower production in the commercial vehicle markets. Production levels of Class 8 trucks were down 53% and medium-duty production was 21% lower compared to the second quarter of 2006. North American light vehicle production in the second quarter of 2007 was comparable to the same period in 2006. Partially offsetting the commercial vehicle production decreases was the impact of higher pricing from our reorganization initiatives which contributed about $47 as discussed in the “Business Strategy” section.
     In Europe, the sales increase of $82 included a positive translation impact of $39 – mostly from a stronger euro. The organic increase of $44 was in large part due to strong production levels in the off-highway market where we have a significant European presence and to new business with European customers. The organic sales reduction in Asia Pacific was due primarily to the expiration of an axle program in mid-2006 with a subsidiary of General Motors.
Business Segment Review
     Reorganization-related pricing improvements contributed approximately $44 to organic sales in our ASG segments in second quarter of 2007. However, the increase from pricing was more than offset by lower production levels. In our Axle segment, pricing improvements and new business programs generated the higher sales. Our Driveshaft segment sells to the commercial vehicle market as well as the light vehicle market. The significant decline in commercial vehicle production levels led to this unit’s overall organic sales decline. Neither the Thermal nor Sealing segment benefited significantly from pricing improvement or new business; consequently, the organic sales change in these operations was primarily due to production level changes. In Structures, the sales decline was due to lower production levels and to the expiration of a frame program with Ford in 2006. The reduction from these two factors was partially offset by higher sales from pricing initiatives.
     In HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 20% in this segment was primarily due to the drop in North American production levels. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, this segment’s sales also benefited from the stronger euro.

     The chart below shows our business unit and segment margin analysis for the three months ended June 30, 2007 and 2006:
Margin Analysis

	As a Percentage of Sales		Increase /
	2007	2006	(Decrease)
Gross margin:
ASG	6.1%	7.5%	(1.4)%
Axle	3.0	2.6	0.4
Driveshaft	6.8	10.2	(3.4)
Sealing	14.0	15.5	(1.5)
Thermal	10.2	16.5	(6.3)
Structures	8.6	4.9	3.7

HVTSG	9.1	7.3	1.8
Commercial Vehicle	5.1	3.5	1.6
Off-Highway	11.9	12.1	(0.2)

Selling, general and administrative expenses:
ASG	2.6%	3.8%	(1.2)%
Axle	1.9	2.7	(0.8)
Driveshaft	0.8	1.0	(0.2)
Sealing	6.3	6.6	(0.3)
Thermal	4.7	3.9	0.8
Structures	1.8	1.7	0.1

HVTSG	3.1	2.9	0.2
Commercial Vehicle	3.5	2.6	0.9
Off-Highway	2.2	2.6	(0.4)

Gross margin less SG&A:*
ASG	3.5%	3.7%	(0.2)%
Axle	1.1	(0.1)	1.2
Driveshaft	6.0	9.2	(3.2)
Sealing	7.7	8.9	(1.2)
Thermal	5.5	12.6	(7.1)
Structures	6.8	3.2	3.6

HVTSG	6.0	4.4	1.6
Commercial Vehicle	1.6	0.9	0.7
Off-Highway	9.7	9.5	0.2

Consolidated	2.6	1.0	1.6

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting structures.
     In ASG, gross margin less SG&A was 3.5% as compared to the 3.7% in the second quarter of 2006. In the Axle segment, gross margin less SG&A as a percent of sales was up 1.2% from 2006. The reorganization related pricing improvement contributed approximately $18 to 2007 margin. This benefit was partially offset by an adverse sales mix – higher sales on programs with lower margins – and increased warranty cost of about $3. Gross margin less SG&A in the Driveshaft segment was down significantly – 3.2%. In addition to the light vehicle market, this segment supplies product to the commercial vehicle market where production levels in 2007 were down substantially. Driveshaft sales to the North American commercial vehicle market were approximately $60 lower than last year. While this decline was partially offset by higher sales to the light vehicle market, the margins on sales to the light vehicle market are lower. Also reducing year-over-year Driveshaft margins were higher new program launch costs, premium freight and other manufacturing inefficiencies. Benefiting margins was customer pricing improvement of about $7. In the Sealing segment, the margin reduction of 1.2% of sales was due principally to higher material costs for stainless steel and nickel. Higher raw material costs, most notably aluminum, also reduced margins in our Thermal segment. Margins in Thermal were also negatively impacted by start-up costs associated with a new operation in Hungary and some new program launch costs. The Structures segment, while experiencing the largest percentage decline in organic sales, had quarter-over-quarter gross margin less SG&A improvement of 3.6%. More than offsetting the impact from lower sales was $19 of increased margin from pricing improvement and $3 from a one-time program cost recovery.
     Gross margin less SG&A in HVTSG improved from 4.4% in the second quarter of 2006 to 6.0% in the second quarter of 2007. Commercial Vehicle gross margin less SG&A as a percent of sales improved 0.7% as the margin reduction associated with the lower production levels and loss of the trailer axle business was more than offset by pricing improvement, lower material costs and reduced SG&A. Price increases with certain major customers in this segment were implemented in the second half of 2006, with additional pricing improvement coming from the reorganization actions discussed in the “Business Strategy” section. The quarter-over-quarter margin improvement from pricing amounted to $7, while higher warranty costs reduced margins by $2. In the Off-Highway segment, the margin improvement of 0.2% of sales was due primarily to higher sales volume.
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 2.1% for the second quarter of 2007 as compared to 3.4% in the same period in 2006, thereby contributing to the 1.7% improvement in consolidated gross margin less SG&A. Second quarter 2006 expenses included $7 of pension settlement cost triggered by high levels of lump sum pension fund distributions. Adjustments to accruals for long-term disability and active employee medical benefits were lower in 2007 by $14. The remaining margin improvement was due primarily to lower employee benefit costs resulting from the actions discussed in the “Business Strategy” section and to manpower and other cost reductions.
Realignment charges
     Realignment charges during the second quarter of 2007 were primarily costs incurred in connection with the continuing manufacturing footprint optimization actions and $128 of costs relating to settlement of pension obligations in the U.K., both of which are described in the “Business Strategy” section.

Other income (expense)
     During 2007, certain intercompany loans receivable held by the Debtors that were previously designated as invested indefinitely were identified for repayment through near-term repatriation actions. As a consequence, exchange rate movements on these loans generated currency gains of $17 during the second quarter. Other expense of $11 is included in 2007 for the estimated cost to settle a contractual matter with an investor in one of our equity investments. See Note 17 to the financial statements in Item 1 of Part I for additional components of other income.
Interest expense
     As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the three month periods ended June 30, 2007 and 2006 on these obligations amounted to $27 in each period.
Reorganization items
     Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. Higher professional advisory fees in 2007 were due in part to costs associated with completing the restructuring and settlement of our pension obligations in the U.K. and implementing European repatriation initiatives.
Income tax benefit (expense)
     As a result of the significant amount of OCI reported for the three months ended June 30, 2007, we recognized a U.S. tax benefit of $26 in continuing operations for the same period. (See Note 16 for additional information regarding the determination of this benefit.) The continuing inability to recognize tax benefits in the U.K. overshadowed this item as the substantial loss recognized on the settlement of pension plans in the U.K. generated no tax effects. Accordingly, the tax expense of $3 is significantly less than the $37 of expected benefit derived by applying a marginal tax rate of 35%. The inability to recognize benefits in both the U.S. and the U.K. in 2006 was the primary reason that we recorded tax expense of $36 on only $1 of pre-tax income from continuing operations in the second quarter of 2006.

Results of Operations – Summary (Year-to-Date 2007 versus Year-to-Date 2006)

	For the Six Months Ended
	June 30,
	2007	2006	Change
Net sales	$4,434	$4,497	$(63)
Cost of sales	4,184	4,257	(73)

Gross margin	250	240	10
Selling, general and administrative expenses	184	230	(46)

Gross margin less SG&A*	66	10	56

Other costs and expenses
Realignment charges	$153	$2	$151
Impairment of other assets		15	(15)
Other income, net	78	70	8

Total expense (income)	75	(53)	128

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(9)	$63	$(72)

Loss from continuing operations	$(141)	$(136)	$(5)

Loss from discontinued operations	$(84)	$(18)	$(66)

Net loss	$(225)	$(154)	$(71)

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting schedules.

Results of Operations (Year-to-Date 2007 versus Year-to-Date 2006)
     The tables below show changes in our sales by geographic region, business unit and segment for the six months ended June 30, 2007 and 2006.
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
North America	$2,525	$2,770	$(245)	$—	$(32)	$(213)
Europe	1,137	958	179	90	(23)	112
South America	459	420	39	16		23
Asia Pacific	313	349	(36)	23	(13)	(46)

Total	$4,434	$4,497	$(63)	$129	$(68)	$(124)

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
ASG
Axle	$1,327	$1,203	$124	$32	$20	$72
Driveshaft	593	570	23	22	23	(22)
Sealing	366	355	11	12		(1)
Thermal	151	155	(4)	3		(7)
Structures	549	657	(108)	6		(114)
Other	12	60	(48)		(24)	(24)

Total ASG	2,998	3,000	(2)	75	19	(96)

HVTSG
Commercial Vehicle	647	856	(209)	7	(87)	(129)
Off-Highway	787	630	157	47		110

Total HVTSG	1,434	1,486	(52)	54	(87)	(19)

Other Operations	2	11	(9)			(9)

Total	$4,434	$4,497	$(63)	$129	$(68)	$(124)

Regional Review
     Total sales of $4,434 in the first six months of 2007 were $63 lower than in the comparable period of 2006. Currency translation effects, primarily from a stronger euro, increased sales, partially offsetting the lower sales due to divestitures and the overall organic sales decline associated with reduced production levels in certain of our key markets. The 2006 acquisition of the axle and driveshaft operations of our former Mexican joint venture provided additional sales in 2007. However, these higher sales were more than offset by the divestiture of our trailer axle business in January 2007, which reduced sales for the first six months of 2007 by $87.
     The first half of 2007 organic sales decline of 7.7% in North America reflects lower production levels in both the light vehicle and commercial vehicle markets. North American light truck production in the first six months of 2007 was down 2.2%, with the production levels of our key platforms down about 2.7%. In the commercial vehicle market, production levels of Class 8 trucks were down 36% and medium-duty production was 17% lower. Partially offsetting the production-

driven decreases was the impact of higher pricing from our reorganization initiatives of about $73 as discussed in the “Business Strategy” section.
     In Europe, the sales increase of $179 included a positive translation impact of $90 – mostly from a stronger euro. The organic increase of $112 was in large part due to strong production levels in the off-highway market where we have a significant European presence and to contributions from new business. The organic sales reduction in Asia Pacific was due primarily to the expiration of an axle program in mid-2006 with a subsidiary of General Motors.
Business Segment Review
     Most of our ASG segments were impacted negatively in the first six months of 2007 by the lower production levels in the North American light vehicle market. The exception was our Axle segment where higher sales from new business more than offset the impact from lower production levels. Lower organic sales in the Driveshaft, Sealing and Thermal segments were due principally to lower production levels. In Structures, the sales decline was due to lower production levels and to the expiration of a frame program with Ford in 2006. ASG sales benefited by about $68 from the pricing initiatives discussed in the “Business Strategy” section.
     In the HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 15% in this segment was primarily due to lower North American production levels. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, this segment’s sales particularly benefited from the stronger euro.

     The chart below shows our business unit and segment margin analysis for the six months ended June 30, 2007 and 2006:

	As a Percentage of Sales		Increase /
	2007	2006	(Decrease)
Gross margin:
ASG	5.1%	6.5%	(1.4)%
Axle	1.6	1.8	(0.2)
Driveshaft	6.3	11.2	(4.9)
Sealing	13.6	15.1	(1.5)
Thermal	10.4	17.0	(6.6)
Structures	6.2	3.5	2.7

HVTSG	9.1	7.4	1.7
Commercial Vehicle	5.3	3.9	1.4
Off-Highway	11.9	11.9

Selling, general and administrative expenses:
ASG	3.0%	3.6%	(0.6)%
Axle	2.1	2.4	(0.3)
Driveshaft	2.0	2.3	(0.3)
Sealing	6.5	6.5
Thermal	4.9	3.7	1.2
Structures	1.8	1.7	0.1

HVTSG	3.2	3.4	(0.2)
Commercial Vehicle	3.6	3.3	0.3
Off-Highway	2.3	2.7	(0.4)

Gross margin less SG&A:*
ASG	2.1%	2.9%	(0.8)%
Axle	(0.5)	(0.6)	0.1
Driveshaft	4.3	8.9	(4.6)
Sealing	7.1	8.6	(1.5)
Thermal	5.5	13.3	(7.8)
Structures	4.4	1.8	2.6

HVTSG	5.9	4.0	1.9
Commercial Vehicle	1.7	0.6	1.1
Off-Highway	9.6	9.2	0.4

Consolidated	1.5	0.2	1.3

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting structures.
     In ASG, gross margin less SG&A declined from 2.9% in the first six months of 2006 to 2.1% in the first six months of 2007. Each of the ASG segments except Axle experienced lower organic sales as compared to 2006 mostly due to lower production levels. This lower volume of unit sales without proportionate reduction in fixed costs reduced overall margins. In the Axle segment, net margins as a percent of sales improved by 0.1% from the first half of 2006. Pricing actions benefited margins by about $26. However, this benefit was largely offset by the adverse sales mix. The higher sales were mostly on newer programs with lower overall margins. As such, these sales masked the sales reduction resulting from lower production levels on existing higher margin programs. Gross margin less SG&A in the Driveshaft segment was down significantly – 4.6%. The Mexican driveshaft operation that was acquired in mid-2006 generated losses of $6, in part due to start up costs associated with the transition of business from the U.S. Additionally, costs in the U.S. of closing Driveshaft’s Bristol, VA operation and transferring the business to Mexico added another $2 of cost. This segment also sells to the commercial vehicle market, where production levels were down more significantly than in the light vehicle market. Further adding to the mix factor, margins on Driveshaft commercial vehicle sales are higher than on light vehicle sales. Margins in the Driveshaft operations have also been negatively impacted by new program launch costs, premium freight and other manufacturing inefficiencies. Partially offsetting the above margin reductions in Driveshaft was pricing action improvement of $8. In the Sealing segment, the margin reduction of 1.5% of sales was due principally to higher material costs for stainless steel and nickel. Higher raw material costs, most notably aluminum, also reduced margins in our Thermal segment. Margins in Thermal were also negatively impacted by the lower production levels, start-up costs associated with a new operation in Hungary and some new program launch costs. The Structures segment achieved year-over-year net margin improvement of 2.6%. More than offsetting the impact from lower sales was $34 of increased margin from pricing improvement and $9 from one-time program cost recoveries.
     Gross margin less SG&A in HVTSG improved from 4.0% in the first six months of 2006 to 5.9% in the first six months of 2007. Commercial Vehicle net margins as a percent of sales improved 1.1% as the margin reduction associated with the lower production levels and loss of the trailer axle business was more than offset by pricing improvement, lower material costs and reduced SG&A. Price increases with certain major customers in this segment were implemented in the second half of 2006, with additional pricing improvement from the reorganization actions discussed in the “Business Strategy” section effectuated during this year’s first six months. The year-over-year margin improvement from pricing amounted to $15. In the Off-Highway segment, the margin improvement of 0.4% of sales was due primarily to higher sales volume. Lower material costs improved margins, but this was largely offset by higher warranty cost.
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 2.2% for the first six months of 2007 as compared to 3.7% in the same period in 2006, thereby contributing to the 1.3% improvement in consolidated gross margin less SG&A. Year-to-date 2006 expenses included $11 of pension settlement cost triggered by high levels of lump sum pension fund distributions and approximately $6 of higher costs associated with advisory and other fees incurred in connection with the arrangement of replacement financing and other projects which were discontinued with our bankruptcy filing in March 2006. The lower corporate and other expenses as a percent of sales in 2007 also resulted from manpower, employee benefits, and other cost reductions and net reductions to medical and long-term disability accruals in 2007.
Realignment charges
     Realignment charges during the first six months of 2007 were primarily costs incurred in connection with the continuing manufacturing footprint optimization actions and $136 of costs relating to settlement of pension obligations in the U.K., both of which are described in the “Business Strategy” section.

Other income (expense)
     The increase in other income is due primarily to currency transaction gains of $22 on foreign currency denominated intercompany loans designated in 2007 for repayment in the near-term through repatriation actions. Additionally, included in 2007 is $14 of gain from the sale of the trailer axle business and an expense of $11 associated with settling a contractual matter with an investor in one of our equity investments. See Note 17 to the financial statements in Item 1 of Part I for additional components of other income.
Interest expense
     As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first six months of 2007 on these obligations amounted to $54, compared to $35 not recognized for this period in 2006.
Reorganization items
     Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. Reorganization items recorded in the six months ended June 30, 2006 included debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement that were one-time charges associated with the initial phase of the reorganization. In the first half of 2007, in lieu of these one-time charges, the reorganization items consisted primarily of higher ongoing professional advisory fees due to an increased level of reorganization initiatives and the activities of the official committees appointed by the Bankruptcy Court.
Income tax benefit (expense)
      As a result of the significant amount of OCI reported for the six months ended June 30, 2007, we recognized a U.S. tax benefit of $26 in continuing operations for the same period. (See Note 16 for additional information regarding the determination of this benefit.) The continuing inability to recognize tax benefits in the U.K. overshadowed this item as the substantial operating loss in the U.K., which included the $136 of charges related to the curtailment and subsequent settlement of pension plans, generated no tax effects. Accordingly, the tax expense of $18 is significantly less than the $47 of expected benefit derived by applying a marginal tax rate of 35%. The inability to recognize benefits in both the U.S. and the U.K. in 2006 was the primary reason that we recorded tax expense of $58 versus an expected benefit of $32 derived by applying a marginal tax rate of 35% to a pre-tax loss from continuing operations of $91 in the first half of 2006.
Discontinued Operations
      In October 2005, our Board of Directors approved the divestiture of our engine hard parts, fluid products and pump products operations and we started to report these businesses as discontinued operations. The engine hard parts business was sold in March 2007, and the fluid products hose and tubing business was sold in July and August 2007. We expect the coupled fluid products business to be sold in the third quarter of 2007. We are continuing to pursue the sale of our pump products business.

     The net sales and the income (loss) from discontinued operations of these businesses for the three and six months ended June 30, 2007 and 2006, aggregated by operating segment, are shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales	2007	2006	2007	2006
ASG
Engine	$6	$175	$130	$354
Fluid	134	127	238	248
Pump	27	26	48	51

Total Discontinued Operations	$167	$328	$416	$653

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net income (loss)	2007	2006	2007	2006
ASG
Engine	$(7)	$(16)	$(63)	$(19)
Fluid	1	8	(2)	(13)
Pump	(18)	2	(15)	1

Total ASG	(24)	(6)	(80)	(31)

Other	(4)	9	(4)	13

Total Discontinued Operations	$(28)	$3	$(84)	$(18)

     Since October 2005, we have adjusted the underlying net assets of the discontinued operations to their net fair value less cost to sell from time to time based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. Valuation adjustment charges for the six months ended June 30, 2007 of less than $1 relating to the fluid routing and pump businesses are reported as impairment. Valuation adjustment charges of $28 were recorded in the first quarter of 2006. The 2007 net loss in Engine includes a loss of $26 on the sale of the engine hard parts business. The second quarter 2007 net loss in Pump includes a charge of $17 for settlement of pension obligations in the U.K. (see Note 6).
Liquidity
     During 2007, we have taken the following steps to ensure adequate liquidity for all of our operations for the expected duration of the Chapter 11 proceedings, including the funding of our restructuring initiatives.
•	Increased the size of our DIP Credit Agreement;

•	Negotiated settlements with the Retiree Committee and the IAM related to postretirement, non-union benefits;

•	Sold our interest in GETRAG;

•	Sold our engine hard parts and a portion of our fluid products businesses;

•	Sold our trailer axle business; and

•	Established a $225 five-year accounts receivable securitization program with respect to our European operations.

     As a result of these actions, we believe that our liquidity will be adequate to finance our business through our emergence from bankruptcy.
     The following table summarizes our global liquidity at June 30, 2007 (excluding the European accounts receivable securitization program established in July 2007):

Cash	$1,001
Less:
Deposits supporting obligations	(94)
Cash in less than wholly-owned subsidiaries	(78)

Available cash	829
Additional cash availability from:
Lines of credit in the U.S. and Canada	294
Letters of credit from these lines allowing additional international borrowing	43

Total global liquidity	$1,166

     A summary of the changes in cash and cash equivalents for the six months ended June 30, 2007 and 2006 is shown in the following tables:

Cash flow summary:	2007	2006
Cash and cash equivalents at beginning of period	$704	$762

Cash provided by (used in) operating activities	(152)	82
Cash provided by (used in) investing activities	264	(118)
Cash provided by financing activities	170	145

Increase in cash and cash equivalents	282	109
Impact of foreign exchange and discontinued operations	15

Cash and cash equivalents at end of period	$1,001	$871

Operating activities:	2007	2006
Net loss	$(225)	$(154)
Depreciation and amortization	139	135
Charges related to divestitures and asset sales	(7)	46
Non-cash portion of U.K. pension charge	60
Reorganization items, net	7	45
Payments to VEBAs for postretirement benefits	(27)
Other	(35)	(39)

	(88)	33
Decrease (increase) in working capital	(64)	49

Cash flows provided by (used for) operating activities	$(152)	$82

     Cash of $152 was used by operating activities in the first six months of 2007 as compared to cash of $82 provided in the same period of 2006. We typically experience an increase in working capital during the first six months of the year due primarily to trade receivables being customarily lower at the end of the calendar year as our OEM customers’ production levels are lighter during the holiday season. During the first half of 2007, receivables, as expected, increased by $223, which was one third of the increase in the first half of last year. The increases in the first half of this year and last year were offset primarily by increases in accounts payable, in part due to normal seasonality. The increase in payables during the first half of 2006 was larger by about $133 as the bankruptcy filing in March 2006 precluded the payment of a large portion of the pre-petition accounts payable. Inventory used cash of $21 in 2007 versus providing cash of $1 in 2006. Operating cash flow, exclusive of working capital, was lower in 2007 by $121, in large part due to a payment of $93 to settle pension obligations in the U.K and $27 of payments to VEBAs in connection with reorganization-related benefit reduction actions in the U.S.

Investing activities:	2007	2006
Purchases of property, plant and equipment	$(94)	$(182)
Proceeds from sale of businesses	305
Proceeds from sale of DCC assets and partnership interests	109	11
Proceeds from sale of other assets	7	28
Payments received on leases and loans	7	6
Increase in restricted cash	(88)
Other	18	19

Cash flows provided by (used for) investing activities	$264	$(118)

     Divestitures of the engine hard parts business and the trailer axle business and the sale of our investment in GETRAG provided cash of $305 in the first six months of 2007. Proceeds from DCC investment-related actions generated $109. Expenditures for property, plant and equipment were lower than last year in part due to timing. Capital investment in last year’s first six months was higher because we had delayed some expenditures from the second half of 2005. Although we expect the full year capital expenditures to be lower in 2007 than 2006, expenditures during the remainder of the year are expected to be at higher levels than in the first half in line with new program and manufacturing footprint optimization requirements. DCC cash is restricted by the Forbearance Agreement discussed in Note 2 to our financial statements in Item 1, Part I, and increased by $88 from year-end. DCC pays the forbearing noteholders following the end of each quarter.

Financing activities:	2007	2006
Net change in short-term debt	$(28)	$(555)
Proceeds from debtor-in-possession facility	200	700
Issuance (payment) of long-term debt		7
Other	(2)	(7)

Cash flows provided by financing activities	$170	$145

     During the first six months of 2007, we borrowed an additional $200 under the DIP Credit Agreement. We also borrowed GBP 35 ($67) under a short-term financing arrangement in the U.K. to facilitate the restructuring of our pension obligations. The proceeds from this U.K. borrowing were placed in escrow and were used to satisfy the settlement payment in April 2007. During the second quarter of 2007, GBP 30 ($57) was repaid. In the first six months of 2006, we borrowed $700 under the DIP Credit Agreement in connection with our bankruptcy filing. These proceeds were used in part to repay obligations under our previous bank facility and an accounts receivable securitization program.
Financing Activities
Cash and Cash Equivalents
     At June 30, 2007, cash and cash equivalents held in the U.S. amounted to $378. Included in this amount was $72 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC of $103 is restricted under the terms of the Forbearance Agreement discussed in Note 2 to our financial statements in Item 1, Part I and is reported separately as restricted cash.

     At June 30, 2007, cash and cash equivalents held outside the U.S. amounted to $623. Included in this amount was $22 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure certain employee benefit obligations. These deposits are not considered restricted cash as they could be replaced by letters of credit under our DIP Credit Agreement (discussed in Note 13 to our financial statements in Item 1, Part I). Availability at June 30, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, at June 30, 2007, $78 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
Intercompany Loans
     Certain of our international operations had intercompany loan obligations to the U.S. totaling $615 at June 30, 2007. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities, (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes, and (iii) from certain entities having declared a dividend in kind in the form of a note payable. Debtor loans of $197 to our international operations denominated in foreign currency are no longer considered permanently invested. Accordingly, foreign exchange gains on losses on these loans are reported in other income (expense) rather than being recorded in other comprehensive income as translation gain or loss.
European Accounts Receivable Securitization
     In July 2007, certain European subsidiaries of Dana entered into definitive agreements to establish a receivable securitization program. The agreements include a Receivables Loan Agreement with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which the euro equivalent of approximately $225 in financing will be available to those European subsidiaries. The proceeds from the sales of the transferred receivables will principally be reinvested in our European businesses, including the repayment of intercompany debt.
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
     At June 30, 2007, we had borrowed $900 under the DIP Credit Agreement and, based on our borrowing base collateral, had availability of $236 after deducting the $100 minimum availability requirement and $237 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of our plan of reorganization. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at June 30, 2007.
Canadian Credit Agreement
     Dana Canada and certain of its Canadian affiliates are parties to the Canadian Credit Agreement. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At June 30, 2007, $2 was utilized under the facility for the issuance of letters of credit and there were no borrowings. Dana Canada must maintain a minimum availability of $20 under the Canadian Credit Agreement. Based on Dana Canada’s borrowing base collateral, at June 30, 2007, it had availability of $58 after deducting the $20 minimum availability requirement and $2 for currently outstanding letters of credit.
United Kingdom Financing
     In February 2007, we announced the restructuring of pension liabilities in the U.K. As a result of the underlying agreement, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of 2007. In April 2007, our U.K. subsidiaries settled their continuing pension plan obligations through a cash payment of $93 and the transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses to the plan. Concurrent with the cash payment and equity transfer, we recorded a pension settlement charge of $128 as a realignment charge in continuing operations and $17 in discontinued operations for the portion of the charge attributed to these businesses.
     In connection with the restructuring of our U.K. pension obligations (see Note 6 to our financial statements in Item 1 of Part I), we borrowed GBP 35 ($67) under a short-term interim bank loan. As of June 30, 2007, a balance of GBP 5 ($10) remains outstanding.
Post-emergence Financing
     On August 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to enter into a series of related agreements consisting of (i) settlement agreements with the UAW and USW providing terms for settling all outstanding issues between the Debtors and these unions related to the Bankruptcy Cases; (ii) a Plan Support Agreement with these unions, Centerbridge, and certain of Dana’s unsecured creditors setting out the terms under which these parties will support the Debtors’ plan of reorganization; and (iii) an Investment Agreement between Dana, Centerbridge, and a Centerbridge affiliate providing for Centerbridge to purchase $250 in Series A convertible preferred shares of reorganized Dana and qualified creditors of the Debtors (i.e., creditors who meet specified criteria) to have an opportunity to purchase $500 in Series B convertible preferred shares on a pro rata basis, with Centerbridge purchasing up to $250 in Series B preferred shares that are not purchased by the qualified creditors. (See Note 19 to our financial statements in Item 1 of Part I for more information.) The proceeds from the sale of the preferred shares will be used in part to fund the VEBA trusts that will be established under the union settlement agreements. We have also agreed to file a plan of reorganization with the Bankruptcy Court incorporating the union settlement agreements and the foregoing equity investment commitments (or an alternative proposal acceptable to the UAW and USW) by September 3, 2007. If we fail to do so, Centerbridge may terminate the Investment Agreement and the unions may, under some circumstances, terminate the union settlement agreements or their collective bargaining agreements. In addition, if our plan of reorganization does not become effective by February

28, 2008, individual supporting creditors may withdraw their support and if it does not become effective by May 1, 2008, the Plan Support Agreement will expire.
     In addition, the Bankruptcy Court order authorizing our entry into these agreements established a schedule and procedures under which we will consider potential alternatives to the investments contemplated with Centerbridge under the Investment Agreement. The schedule contemplates that any alternate investment proposals will be received and considered by specific dates during August through October 2007.
Cash Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. In the second quarter of 2007, there were no significant changes in the cash obligations reported in Item 7 of our 2006 Form 10-K.
Impact of Our Bankruptcy Filing
     During our Chapter 11 reorganization proceedings, most actions against us relating to pre-petition liabilities are automatically stayed. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization or pursuant to orders of the Bankruptcy Court.
Class Action Lawsuit and Derivative Actions
     By order dated June 14, 2007 (as amended on June 18, 2007), the U.S. District Court for the Northern District of Ohio denied lead plaintiff’s motion in the consolidated securities class action Howard Frank v. Michael J. Burns and Robert C. Richter for an order partially lifting the statutory discovery stay which would have enabled the plaintiff to obtain copies of certain documents produced to the SEC. The Court still has under consideration the defendants’ motion to dismiss the Frank action. By order dated July 13, 2007, the Court dismissed the class action claims asserted by the plaintiff in the shareholder derivative action Roberta Casden v. Michael J. Burns, et al., and entered a judgment closing the case.
SEC Investigation
     We are continuing to cooperate with the SEC in its investigation with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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

Asbestos-Related Product Liabilities
     We had approximately 72,000 active pending asbestos-related product liability claims at June 30, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. We project costs for asbestos-related product liability claims using the methodology that is discussed in Note 17 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. We had accrued $138 for indemnity and defense costs for pending and future claims at June 30, 2007.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product liability claims. There were no commutations of insurance in the second quarter of 2007. At June 30, 2007, our liability for future demands under prior commutations was $11, bringing our total recorded liability for asbestos-related product liability claims to $149.
     At June 30, 2007, we had recorded $71 as an asset for probable recovery from our insurers for pending and projected asbestos-related product liability claims. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $17 at June 30, 2007. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
Other Product Liabilities
     We had accrued $10 for non-asbestos product liabilities at June 30, 2007, with no recovery expected from third parties. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     We had accrued $59 for environmental liabilities at June 30, 2007. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Our estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at June 30, 2007. Included in this accrual are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund).

Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including Dana. Through June 30, 2007, we had paid $47 to such claimants and collected $29 from our insurance carriers with respect to these claims. At June 30, 2007, we had a net receivable of $13 for the amount that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to such claims paid prior to the Filing Date.
Assumptions Regarding Asbestos-Related Liabilities
     The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved asbestos-related product liability claims, the volume and outcome of projected future asbestos-related product liability claims, the outcome of claims relating to the CCR-negotiated settlements, the costs to resolve these claims, or the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there is no assurance that our actual liability will not differ from what we currently project.
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
     We use several key assumptions to determine our obligations, funding requirements and expense for our defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In connection with amending our pension plans for U.S. non-union employees during the second quarter of 2007, we remeasured the assets and liabilities of these plans using updated assumptions. Our assumptions for other plans were last revised in December 2006.

     Expense of medical and life insurance benefits provided to U.S. retired employees under postretirement benefit plans will also be impacted by changes in our assumptions. The discount rate used to value these liabilities at the end of 2006 was 5.86%.
     Two actions necessitated the remeasurement of U.S. postretirement medical benefits – the elimination of retiree medical benefits for non-union employees on March 31, 2007 and the agreement with the Retirement Committee on behalf of U.S. non-union retirees in May 2007, which eliminated postretirement medical benefits in exchange for funding a retiree-sponsored VEBA. The discount rate used for remeasurement was 5.9%.
     As discussed in the “Business Strategy” section, we have reached agreements with our U.S. union employees on similar actions to utilize union-sponsored VEBAs to eliminate postretirement medical benefits and to freeze future benefit accruals under defined benefit pension plans. While approved by the Bankruptcy Court by an order entered on August 1, 2007, these actions will generally not be effective until our emergence from bankruptcy. As such, we do not expect to remeasure the assets and liabilities associated with these plans until emergence from bankruptcy.
     Our international defined benefit pension plans and postretirement benefit programs cover substantially fewer employees and the impact of changes in key assumptions would not be of the same magnitude as that on the domestic plans. The ultimate impact on our financial condition and results of operations of estimates used in valuing the U.S. and international pension and postretirement programs will depend on the actual assumptions used for interest rates, discount rates, health care trend rates, and other factors.
Long-lived Asset and Goodwill Impairment
     We perform periodic impairment analyses on our long-lived assets (such as property, plant and equipment, carrying amount of investments, and goodwill) whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is determined by comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, the long-lived assets (excluding goodwill) are written down to fair value, as determined based on discounted cash flows or other methods providing best estimates of value. In assessing the recoverability of goodwill recorded by a reporting unit, we make projections regarding estimated future cash flows and other factors affecting the fair value of the reporting unit. By their nature, these assessments require significant estimates. Since the assessment completed in connection with the filing of our financial statements on 2006 Form 10-K, there have not been any significant events or developments requiring additional assessment.
     Asset impairments often result from significant actions like the discontinuance of customer programs and facility closures. In the “Business Strategy” section, we discuss a number of reorganization initiatives that are in process or planned, which include customer program evaluations and manufacturing footprint assessments. While at present no final decisions have been made which require further asset impairment recognition, future decisions in connection with the reorganization initiatives could result in future asset impairment losses.
     Impairments are possible if there is significant deterioration in our projected cash flows. Our cash flows could be reduced due to customer production cutbacks, our inability to increase prices to customers or reduce prices from suppliers or delays in implementing cost reduction and operating efficiencies. Our Axle and Structures segments in ASG have significant business with domestic automobile manufacturers and are presently at the greatest risk of future impairment of their long-lived assets should they be unable to meet their forecasted cash flow targets.
Liabilities Subject to Compromise
     Pre-petition obligations relating to matters such as contract disputes, litigation and environmental remediation are evaluated to determine whether a potential liability is probable. If probable, an assessment, based on all information then available, is made of whether the potential liability is estimable. A liability is recorded when it is both probable and estimable. In a case where there is a range of estimates which are equally probable, a liability is generally recorded using the low end of the range of estimates. In connection with the bankruptcy reorganization process, there are attempts to settle claims relating to these pre-petition matters. As such, the likelihood of settlement and potential settlement outcomes are considered in evaluating whether potential obligations are probable and estimable.

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
     Based on the continued existence of the material weaknesses discussed in Item 9A of our 2006 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of June 30, 2007.
     For more information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting, and the actions we have taken or are planning to take to remediate them, see Item 9A of our 2006 Form 10-K and Item 4 of our first quarter 2007 Form 10-Q. In addition, as described in Note 16 to the financial statements in Item 1 of Part I, we reported two out-of-period adjustments related to income taxes. Management has concluded that the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2006 related to effective controls around the completeness and accuracy of certain accruals also extends to income tax accruals.
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
     During the second quarter of 2007, we took the following actions. Management believes that these changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
•	In continuing to strengthen our financial and accounting organization’s ability to support our financial accounting and reporting needs, we:
•	Conducted separate multi-day controllers meetings in North and South America focusing on US GAAP accounting (including specific topics such as revenue recognition, fixed assets and contingencies), internal controls and accounting for certain key financial transactions (such as asset impairment, inventory valuation and account reconciliation).

•	Updated and communicated enhanced corporate policies and procedures regarding account reconciliations and inventory accounting.

•	Reduced the number of open financial positions, and maintained vigorous recruiting and hiring efforts in spite of an extremely challenging environment.

•	Made significant progress toward consolidating numerous business processes, such as billing, accounts payable, inventory costing and general accounting, in HVTSG in North America.

•	Made progress towards the consolidation of the accounts payable process within ASG in North America.

•	Continued to use qualified supplemental resources in specific corporate accounting areas.
•	To increase our monitoring of our overall financial and information technology control environment, we:
•	Shortened the criteria for the timeliness of control deficiency remediation to 30 days.

•	Implemented criteria to evaluate the quality of key financial controls and personnel (including account reconciliations, control ownership compliance and financial account analysis).

•	Improved the manner by which we monitor control deficiencies and remediation efforts, including timeliness.
•	In addressing our ability to improve our segregation of duties over financial transaction processes, we developed, and are utilizing as part of the internal audit process, programs to evaluate potential segregation of duties conflicts for the major North American critical business application systems.

•	Additionally, we fully implemented the enhanced Standards of Business Conduct, which was revised during the first quarter 2007.
     Turnover in our Finance and Information Technology functions, which we attribute to the uncertainty surrounding the reorganization process, continued in the second quarter of 2007. We are addressing the situation through reassignment of internal resources, recruitment of additional qualified personnel and the utilization of temporary resources.
CEO and CFO Certifications
     The Certifications of our CEO and CFO that are attached to this report as Exhibits 31-A and 31-B include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2006 Form 10-K and Item 4 of our first quarter 2007 Form 10-Q for a more complete understanding of the matters covered by the Certifications.

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
     As discussed in Note 14 to our financial statements in Item 1 of Part I, our CEO and former CFO are parties to a pending pre-petition securities class action and we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings). We are also cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
ITEM 1A. RISK FACTORS
     We discussed a number of risk factors that could adversely affect our business, financial condition and results of operations in Item 1A of our 2006 Form 10-K. There have been no material changes in most of the risk factors previously disclosed.
     However, two previously reported risks have diminished or been eliminated:
•	We have substantially completed the divestiture of our non-core fluid products business and there is little risk that we will not complete the remainder of this divestiture. We are continuing to pursue the sale of our non-core pump products business and, while there is no assurance that we will be successful in this endeavor, we would not expect our profitability and cash flow to be materially impacted if we do not complete the sale of this business.

•	The settlement agreements with the IAM, the UAW and the USW that are discussed elsewhere in this report (the latter two of which are conditioned upon the timely filing and confirmation of our plan of reorganization and our timely emergence from bankruptcy) will, if implemented, resolve our collective bargaining and cost savings issues with our U.S. unionized employees. Although we expect to obtain the above benefits from the union settlement agreements, under certain circumstances involving termination of the Centerbridge investment commitments, these agreements may not be implemented. While we have not yet commenced negotiations with our Canadian unionized employees, we expect to be able to renegotiate our Canadian collective bargaining agreements on satisfactory terms.

     In addition, in the second quarter of 2007, we identified a new bankruptcy-related risk factor:
Our emergence from bankruptcy may be jeopardized if we are unable to file and obtain confirmation of our plan of reorganization on the timetable that we currently anticipate

We have agreed to file a plan of reorganization with the Bankruptcy Court that comports with the requirements of the Bankruptcy Code and incorporates the union settlement agreements and the equity investment commitments (or an alternative proposal acceptable to the UAW and USW) discussed in Notes 2 and 19 to our financial statements in Item 1 of Part I and in the MD&A in Item 2 of Part I by September 3, 2007, the deadline for our period of exclusivity to file a plan of reorganization. If we fail to do so, Centerbridge may terminate the Investment Agreement and the unions may, under some circumstances, terminate the union settlement agreements or their collective bargaining agreements. In addition, after the exclusivity period, other parties may file plans of reorganization for the Debtors. If our plan of reorganization does not become effective by February 28, 2008, individual supporting creditors may withdraw their support and if it does not become effective by May 1, 2008, the Plan Support Agreement will expire.
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Corporation
(Registrant)

Date: August 9, 2007	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing or Furnishing

10-W	Agreement to Purchase Assets and Stock by and between Orhan Holding, A.S. and Dana Corporation, dated as of March 28, 2007	Filed with this report

10-W(1)	First Amendment to Agreement to Purchase Assets and Stock by and between Orhan Holding, A.S. and Dana Corporation, dated as of June 5, 2007	Filed with this report

10-X	Asset Purchase Agreement by and between Coupled Products Acquisition LLC and Dana Corporation, dated as of May 28, 2007	Filed with this report

10-Y	Executive Bonus Agreement between Dana Corporation and Ralf Gõttel, entered into on June 14, 2007	Filed with this report

10-Z(1)	Receivables Loan Agreement dated 18 July 2007, between Dana Europe Financing (Ireland) Limited, as Borrower; Dana International Luxembourg SARL, as Servicer and as Performance Undertaking Provider; the persons from time to time party thereto as Lenders; and GE Leveraged Loans Limited, as Administrative Agent	Filed with this report

10-Z(2)	Master Schedule of Definitions, Interpretation and Construction dated 18 July 2007, between Dana Europe Financing (Ireland) Limited; Dana International Luxembourg SARL; the Originators; GE Leveraged Loans Limited; GE FactorFrance SNC; Dana Europe S.A., the Lenders; and certain other parties	Filed with this report

10-Z(3)	Performance and Indemnity Deed dated 18 July 2007, between Dana International Luxembourg SARL, as Performance Undertaking Provider; the Intermediate Transferor; Dana Europe Financing (Ireland) Limited, as Borrower; GE Leveraged Loans Limited, as Administrative Agent; and other secured parties	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

Exhibit No.	Description	Method of Filing or Furnishing

32	Section 1350 Certifications	Furnished with this report