Form 10-Q
period 2007-09-30
DANA CORP
filed 2007-11-07
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2007
Commission File Number: 1-1063
Dana Corporation
(Exact name of registrant as specified in its charter)

Virginia	34-4361040

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common stock, $1 par value	149,823,595

DANA CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2007

FORWARD-LOOKING INFORMATION
     Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Corporation (Dana, we or us) and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our 2006 Form 10-K), our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2007 and June 30, 2007 and in our other filings with the Securities and Exchange Commission (SEC).
Bankruptcy-Related Risk Factors
•	Our ability to continue as a going concern, operate pursuant to the terms of our debtor-in-possession credit facility, and obtain court approval with respect to motions in our bankruptcy proceedings from time to time;

•	Our ability to fund and execute our business plan;

•	Our ability to maintain satisfactory terms with our customers, vendors and service providers;

•	Our ability to attract, motivate and/or retain key employees;

•	Our ability to successfully complete the implementation of the reorganization initiatives discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) in Item 2 of Part I of this report; and

•	Our ability to obtain confirmation of a plan of reorganization as required under the terms of: (a) the Investment Agreement dated as of July 26, 2007 between Centerbridge Capital Partners, L.P.(Centerbridge), CBP Parts Acquisition Co. LLC and Dana (the Investment Agreement) and (b) the Plan Support Agreement dated as of July 26, 2007 by and among Dana; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the USW); the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW); Centerbridge and certain creditors of Dana (the Plan Support Agreement). If a plan of reorganization does not become effective by February 28, 2008, certain individual supporting creditors may withdraw their support, and if one does not become effective by May 1, 2008, our Plan Support Agreement will expire.

Risk Factors in the Vehicle Markets We Serve
•	High fuel prices and interest rates;

•	The cyclical nature of the heavy-duty commercial vehicle market;

•	Shifting consumer preferences in the United States (U.S.) from pickup trucks and sport utility vehicles (SUVs) to cross-over vehicles (CUVs) and passenger cars;

•	Market share declines, production cutbacks and potential vertical integration by our larger customers, including Ford Motor Company (Ford), General Motors Corporation (GM) and Chrysler LLC (Chrysler);

•	The ratification by Ford unionized employees of a tentative collective bargaining agreement thereby averting potential strike-related production interruptions;

•	High costs of commodities used in our manufacturing processes, such as steel, other raw materials and energy, particularly costs that cannot be recovered from our customers;

•	Competitive pressures on our sales from other vehicle component suppliers; and

•	Adverse effects that could result from any divestitures, consolidations or bankruptcies of our customers, vendors and competitors.
Company-Specific Risk Factors
•	Changes in business relationships with our major customers and/or in the timing, size and duration of their programs for vehicles with Dana content;

•	Price reduction pressures from our customers;

•	Our vendors’ ability to maintain projected production levels and furnish us with critical components for our products and other necessary goods and services;

•	Adverse effects that could result if U.S. federal legislation relating to asbestos personal injury claims were enacted; and

•	Adverse effects that could result from increased costs of environmental remediation and compliance.

PART I — FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$2,130	$2,009	$6,564	$6,506
Costs and expenses
Cost of sales	2,017	1,952	6,201	6,209
Selling, general and administrative expenses	79	85	263	315
Realignment charges, net	6	2	159	4
Impairment of assets		211		226
Other income, net	30	44	108	114

Income (loss) from continuing operations before interest, reorganization items and income taxes	58	(197)	49	(134)
Interest expense (contractual interest of $54 and $51 for the three months ended September 30, 2007 and 2006 and $159 and $151 for the nine months ended September 30, 2007 and 2006)	27	24	78	89
Reorganization items, net	98	25	173	114

Loss from continuing operations before income taxes	(67)	(246)	(202)	(337)
Income tax benefit (expense)	3	(20)	(15)	(78)
Minority interest expense	(4)	(2)	(10)	(5)
Equity in earnings (loss) of affiliates	4	(4)	22	12

Loss from continuing operations	(64)	(272)	(205)	(408)
Loss from discontinued operations	(5)	(84)	(89)	(102)

Net loss	$(69)	$(356)	$(294)	$(510)

Basic loss per common share
Loss from continuing operations	$(0.42)	$(1.81)	$(1.36)	$(2.72)
Loss from discontinued operations	(0.04)	(0.56)	(0.60)	(0.68)

Net loss	$(0.46)	$(2.37)	$(1.96)	$(3.40)

Diluted loss per common share
Loss from continuing operations	$(0.42)	$(1.81)	$(1.36)	$(2.72)
Loss from discontinued operations	(0.04)	(0.56)	(0.60)	(0.68)

Net loss	$(0.46)	$(2.37)	$(1.96)	$(3.40)

Average shares outstanding — Basic	150	150	150	150
Average shares outstanding — Diluted	150	150	150	150
The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30,	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$1,035	$704
Restricted cash	12	15
Accounts receivable
Trade, less allowance for doubtful accounts of $22 in 2007 and $23 in 2006	1,410	1,131
Other	290	235
Inventories
Raw materials	348	290
Work in process and finished goods	495	435
Assets of discontinued operations	52	392
Other current assets	157	122

Total current assets	3,799	3,324
Investments and other assets	1,099	1,079
Investments in equity affiliates	207	555
Property, plant and equipment, net	1,741	1,776

Total assets	$6,846	$6,734

Liabilities and shareholders’ deficit
Current liabilities
Notes payable, including current portion of long-term debt	$192	$293
Debtor-in-possession financing	900
Accounts payable	1,135	886
Liabilities of discontinued operations	21	195
Other accrued liabilities	838	712

Total current liabilities	3,086	2,086

Liabilities subject to compromise	3,687	4,175
Deferred employee benefits and other non-current liabilities	493	504
Long-term debt	21	22
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	95	81

Total liabilities	7,382	7,568
Shareholders’ deficit	(536)	(834)

Total liabilities and shareholders’ deficit	$6,846	$6,734

The accompanying notes are an integral part of the financial statements.

DANA CORPORATION
(DEBTOR IN POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(294)	$(510)
Depreciation and amortization	209	206
Impairment and divestiture-related charges	3	325
Non-cash portion of U.K. pension charge	60
Reorganization items, net of payments	59	49
Payments to VEBAs for postretirement benefits	(27)
Changes in working capital	(183)	29
Other	(68)	(85)

Net cash flows provided by (used in) operating activities	(241)	14

Investing activities
Purchases of property, plant and equipment	(148)	(239)
Proceeds from sale of businesses	400
Proceeds from sale of DCC assets and partnership interests	104
Proceeds from sale of other assets	7	54
Acquisition of business, net of cash acquired		(17)
Payments received on leases and loans	8	20
Decrease in restricted cash	3
Other	53	33

Net cash flows provided by (used in) investing activities	427	(149)

Financing activities
Net change in short-term debt	(11)	(553)
Proceeds from debtor-in-possession facility	200	700
Proceeds from European Securitization Program	30
Reduction in DCC Medium Term Notes	(129)

Net cash flows provided by financing activities	90	147

Net increase in cash and cash equivalents	276	12

Cash and cash equivalents — beginning of period	704	762
Effect of exchange rate changes on cash balances	61	6
Net change in cash of discontinued operations	(6)	5

Cash and cash equivalents — end of period	$1,035	$785

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
     We adopted SOP 90-7 effective March 3, 2006 (the Filing Date) and prepare our financial statements in accordance with its requirements. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of our business are reported separately as reorganization items in our statement of operations. Our balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by the plan of reorganization are reported at the amounts expected to be allowed by the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court), although they may ultimately be settled for different amounts. In addition, cash provided by or used for reorganization items is disclosed separately in our statement of cash flows. See Note 3 for further information about our financial statement presentation under SOP 90-7.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. We will adopt SFAS No. 157 as of January 1, 2008 and are evaluating the effect, if any, that adoption will have on our consolidated financial statements for 2008 and subsequent periods.
     We expect to emerge from bankruptcy following the confirmation of our plan of reorganization and to adopt fresh start reporting as defined in SOP 90-7. Fresh start reporting would require that we adjust our balance sheet at the date of emergence to equal the reorganization value as determined in connection with the Bankruptcy Court approved plan of reorganization. Reorganization value is the estimated fair value of the assets available to satisfy the allowed bankruptcy claims and postpetition liabilities. Accumulated depreciation, accumulated deficit and accumulated other comprehensive income will be reset to zero. The reorganization value will be allocated to our individual assets and liabilities based on their fair value at the date of emergence. Items such as current liabilities, accounts receivable and cash will generally remain at the amounts reported prior to emergence. Items such as inventory; property, plant and equipment; long-term assets and long-term liabilities may be significantly adjusted from amounts currently reported. The variance between reorganization value and the fair value of assets and liabilities may be treated in accordance with FAS 141, “Business Combinations.” SOP 90-7 also requires that changes in accounting principles that the emerging entity must adopt within twelve months of the date of emergence must be adopted at the time fresh start reporting is adopted.

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
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under a confirmed plan of reorganization is uncertain. If our Third Amended Plan of Reorganization of Debtors and Debtors in Possession (the Plan) which was filed with the Bankruptcy Court on October 23, 2007 is ultimately confirmed, Dana common shares will be cancelled and shareholders with allowed interests will be entitled to a pro rata share of the assets, if any, that remain after the holders of allowed unsecured claims have been paid in full, with interest. There is no assurance that the Plan will be confirmed or, if it is, that there will be any residual assets for the benefit of holders of Dana common shares. In fact, the Debtors do not currently anticipate that the holders of Dana common shares will receive any distribution under the Plan.
     The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the bankruptcy process and taking steps to reduce costs, increase efficiency and enhance productivity so that we can emerge from bankruptcy as a stronger, more viable company.
     Official committees of the Debtors’ unsecured creditors (the Creditors Committee) and retirees not represented by unions (the Retiree Committee) have been appointed in the Bankruptcy Cases. The Debtors bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders was also appointed and subsequently disbanded.
     Under the Bankruptcy Code, the Debtors’ have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has approved the Debtors’ assumption and rejection of certain executory contracts and unexpired leases. The Plan and certain procedures approved by the Bankruptcy Court address the proposed treatment of outstanding executory contracts and unexpired leases upon the Debtors’ emergence from bankruptcy.

     The Bankruptcy Court has entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as NOL carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common stock are subject to certain notice and consent procedures prior to acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization. However, in accordance with the agreement with the new investors, the Plan contemplates utilizing tax benefits under Section 382(l)(6) of the Internal Revenue Code, rather than Section 382(I)(5). Accordingly, under the Plan, no sell-down of claims will be required.
Pre-petition Claims
     Most persons and entities asserting pre-petition claims (with the exception of, among others, asbestos-related personal injury claims and claims resulting from the future rejection of executory contracts and unexpired leases) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim in a total amount of approximately $27,215 (as well as certain unliquidated amounts) were filed by that date. In addition, another $48 in liabilities, for which no proof of claim was filed, is listed in our schedules of assets and liabilities as undisputed, non-contingent and liquidated, and thus is deemed to be asserted as claims under the Bankruptcy Code.
     Of the claims filed, the Debtors have identified claims totaling approximately $24,468 that they believe should be disallowed, primarily because they appear to be amended, duplicative, withdrawn by the creditor, without basis for the claim, late filed or are interests and solely equity-based. Of these claims (or portions of claims), approximately $22,244 had been disallowed by the Bankruptcy Court, withdrawn by the creditors or eliminated by settlement through October 2007. The Debtors are continuing to evaluate the remaining filed claims and, as appropriate, to file and prosecute additional claim objections with the Bankruptcy Court or to address claims through settlement or alternate dispute resolution procedures. The Plan addresses the proposed treatment of allowed claims and provides for the resolution of remaining claims after emergence from Chapter 11.
     Claims have been filed for matters such as contract disputes, litigation and environmental remediation and related costs. The amounts recorded as liabilities subject to compromise for the remaining claims are, in most cases, significantly lower than the amount claimed based on the Debtors’ assessment of the probable and estimable liabilities. Since receipt of the filed claims, the Debtors have been actively evaluating the merits of the claims and obtaining additional information to ascertain their validity. The Debtors are in settlement discussions with substantially all of the remaining claimants and are seeking to reach agreement as to the allowed claim amounts. Agreements to settle these claims could be for amounts in excess of the liability currently recorded. The remaining claims to be settled are primarily EPA and other environmental claims in excess of our estimated liability. As of the present date, these additional amounts do not meet the probable and estimable standards for recognition in the financial statements.

     Under the Plan, the Debtors propose that asbestos-related personal injury claims be reinstated upon emergence and that the reorganized Debtors will defend, settle and resolve such pending and future claims in the ordinary course of business. In addition, certain pension liabilities will remain an obligation of the reorganized Debtors.
     In August 2007, the Bankruptcy Court approved a settlement agreement with Sypris Solutions, Inc. (Sypris) under which Sypris has been granted an allowed general unsecured claim of $90 in the Bankruptcy Cases. The settlement amount primarily covers damages alleged by Sypris in connection with the termination of existing supply agreements. As part of the settlement, Sypris and Dana have executed a new long-term supply agreement at prices more favorable to Dana than those in the prior agreements and Sypris has released Dana from all filed and asserted claims other than the general unsecured claim described above.
     In August 2007, we entered into a settlement agreement with the Toledo-Lucas County Port Authority (Port Authority) under which we intend to amend a lease on an office facility to market rate terms and grant a general unsecured claim to the Port Authority of $15. The Port Authority has received a secured claim on the property of $19 which, under the Plan, is proposed to be satisfied by our entry into an amended lease upon emergence.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain of the direct financial obligations of the Debtors, including, among others, an aggregate of $1,623 in principal and accrued interest on outstanding unsecured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of September 30, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. The Plan addresses the proposed treatment of the claims of the holders of these notes upon our emergence.
Reorganization Initiatives
     It is critical to the Debtors’ successful emergence from bankruptcy that they: (i) maintain positive margins for their products through substantial price increases obtained from their customers, (ii) continue to recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs, (iii) realize the restructured wage and benefit programs from settlement agreements with two primary unions which eliminate the excessive cash requirements of the legacy pension and other postretirement benefit liabilities accumulated over the years, (iv) realize the benefits of changes in the manufacturing footprint that eliminated excess capacity, closed and consolidated facilities and repositioned operations in lower cost countries and (v) continue the permanent reduction and realignment of their overhead costs. The steps that the Debtors have taken to accomplish these goals are discussed in Item 2 of Part I.

Plan of Reorganization
     The Debtors filed the Plan and the related Third Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Debtors and Debtors in Possession (the Disclosure Statement) with the Bankruptcy Court on October 23, 2007. On October 23, 2007, the Bankruptcy Court approved the Disclosure Statement authorizing the Debtors to begin soliciting votes from their creditors to accept or reject the Plan. By that order, the Bankruptcy Court determined that the Disclosure Statement contains adequate information for creditors who are entitled to vote on the Plan. The hearing at which the Bankruptcy Court will consider confirmation of the Plan is scheduled to commence on December 10, 2007. Copies of these documents are contained in a Current Report on Form 8-K that Dana filed with the SEC on November 2, 2007.
     The Plan and Disclosure Statement describe the anticipated organization, operations and financing of the reorganized Debtors if the Plan is confirmed by the Bankruptcy Court and becomes effective. Among other things, the Plan incorporates certain provisions of the following agreements that are discussed in Note 19 to our condensed consolidated financial statements in Item 1 of Part I of our second-quarter 2007 Form 10-Q as well as in the Current Report on Form 8-K that Dana filed with the SEC on October 25, 2007: (i) the settlement agreements with the USW and the UAW (Settlement Agreements); (ii) the Investment Agreement with Centerbridge and a Centerbridge affiliate that provides for the Centerbridge affiliate to purchase $250 in Series A convertible preferred shares of reorganized Dana, with qualified creditors of the Debtors (i.e., creditors who meet specified criteria) having an opportunity to purchase up to $540 in Series B convertible preferred shares on a pro rata basis and with Centerbridge agreeing to purchase up to $250 in any Series B convertible preferred shares that are not purchased by the qualified creditors; and (iii) a letter agreement dated October 18, 2007 with Dana, specified members of the ad hoc steering committee of bondholders and their affiliates (the Backstop Investors) (the Backstop Commitment Letter) who severally agreed to purchase up to $290 in Series B convertible preferred shares of reorganized Dana that are not subscribed for by qualified supporting creditors in the offering or purchased by Centerbridge in accordance with its obligations under the Investment Agreement. Through these arrangements, reorganized Dana has obtained contractual assurance that it will raise $790 through the offering to qualified investors and the commitments of Centerbridge and the Backstop Investors. Under the Plan Support Agreement, if a plan of reorganization does not become effective by February 28, 2008, certain individual supporting creditors may withdraw their support and if one does not become effective by May 1, 2008, our Plan Support Agreement will expire.
     The Disclosure Statement contains certain information about the Debtors’ pre-petition operating and financial history, the events leading up to the commencement of the Bankruptcy Cases and significant events that have occurred during the Bankruptcy Cases. The Disclosure Statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distributions will be made under the Plan and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.

Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of September 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
     Our continuation as a going concern is contingent upon our ability to: (i) comply with the terms and conditions of the Senior Secured Superpriority Debtor-In-Possession Credit Agreement to which Dana, as borrower, and our Debtor U.S. subsidiaries, as guarantors, are parties (the DIP Credit Agreement) (see Note 13); (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) generate sufficient cash flow from operations and (iv) obtain financing sources to meet our future obligations. Although we are taking steps to achieve these objectives, there is no assurance that we will be successful in doing so or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until such time as we emerge from bankruptcy, there is no certainty about our ability to continue as a going concern. If our reorganization is not completed successfully, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.
DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which: (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At September 30, 2007, the amount of principal outstanding under the DCC notes was $138. In October 2007, DCC made a $5 payment to the forbearing noteholders, consisting of $2 of principal and $3 of interest.
     Contemporaneously with the execution of the Forbearance Agreement, Dana and DCC executed a Settlement Agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Dana to DCC of $325 (the DCC Claim). Under the Plan, upon emergence, the Debtors propose to satisfy DCC’s outstanding liability under the then-outstanding DCC notes in full satisfaction of the DCC Claim.

Liabilities Subject to Compromise
     As required by SOP 90-7, we have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, and rejection of executory contracts and unexpired leases. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims.
     Liabilities subject to compromise in the consolidated balance sheet include those of our discontinued operations and consisted of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Accounts payable	$290	$290
Pension and other postretirement obligations	1,069	1,687
Debt (including accrued interest of $39)	1,623	1,623
Other	705	575

Consolidated liabilities subject to compromise	3,687	4,175
Payables to non-Debtor subsidiaries	401	402

Debtor liabilities subject to compromise	$4,088	$4,577

     Other includes accrued liabilities for environmental, asbestos-related and other product liabilities, income tax, deferred compensation, other postemployment benefits and contract rejection claims. Payables to non-Debtor subsidiaries include the DCC Claim. Claims and settlement activity described elsewhere in Note 2 added $108 to liabilities subject to compromise during the third quarter of 2007. This increase was partially offset by pension plan contributions and settlements, other postemployment benefits payments and other payments for a net increase of $41.
     As discussed in Note 10, the reduction in pension and postretirement obligations since the end of 2006 is attributed to the elimination of postretirement healthcare benefits for non-union employees and retirees and the freeze of service and benefit accruals for non-union employees and benefit payments.
     Debtors’ pre-petition debt of $1,623 is included in liabilities subject to compromise. As of the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. On a consolidated basis, contractual interest on all debt, including the portion classified as liabilities subject to compromise, amounted to $54 and $51 for the three months and $159 and $151 for the nine months ended September 30, 2007 and 2006.

     During the quarter ended September 30, 2007, the Bankruptcy Court approved a settlement agreement with one of our major suppliers, Sypris. Under the terms of the settlement, Dana and Sypris entered into a new long-term supply agreement, and Sypris received a general, unsecured non-priority claim against Dana of $90 for damages in connection with cancellation of the old supply agreement. Liabilities subject to compromise were increased by $90 to recognize the allowed contract claim. The portion of the claim attributable to price reductions on future products to be acquired from Sypris was estimated at $35 and recorded as a deferred charge in investments and other assets. This amount will be recognized as a component of cost of sales in the future. The remaining contract claim of $55 attributable to the economic effects of other modifications to the Sypris contract (primarily to exclude certain products) has been recorded as a charge to reorganization items, net.
     During the third quarter of 2007, the Bankruptcy Court also approved a settlement agreement relating to our lease of an office facility from the Port Authority. Under the terms of the settlement agreement, in exchange for modifying the terms of the existing lease, the Port Authority will receive a secured claim of $19 and a general, unsecured nonpriority claim of $15 under the Plan. The secured claim of $19 can be satisfied by execution of an amended lease substantially in the form of that agreed by the parties and included in the Bankruptcy Court’s settlement order. This settlement has been recognized as a lease modification. The lease’s classification as an operating lease was reevaluated at the modified terms and continued classification as an operating lease was determined to be appropriate. The unsecured claim of $15 has been recorded as prepaid rent in investments and other assets, with liabilities subject to compromise increasing by a like amount.
     If, as expected, the prices under the new supply agreement with Sypris and the rental payments under the amended lease with the Port Authority are determined to be at prevailing market rates at emergence, the deferred assets recognized in connection with the above settlement actions will be eliminated and charged against income as part of applying the fresh start accounting provisions at emergence.
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

     The reorganization items in the consolidated statement of operations for the three and nine months ended September 30, 2007 and 2006 consisted of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Debtor reorganization items
Professional fees	$27	$24	$87	$88
Debt valuation adjustments				17
Contract rejections and claim settlements	59	(1)	68	7
Union agreement and other costs	16		19
Interest income	(4)	(1)	(11)	(4)

Debtor reorganization items	98	22	163	108

Non-Debtor reorganization items
Professional fees		3	10	6

Total reorganization items	$98	$25	$173	$114

     Contract rejections and claim settlement charges include costs associated with the above-mentioned Sypris settlement, other lease and contract rejections and other claims settlement activity.
     As a consequence of the settlement agreement with the unions that occurred during the third quarter of 2007, lump sum payments to union employees of approximately $9 that were paid upon ratification or pursuant to other provisions of the settlement agreement were recognized as a reorganization cost.
     Non-Debtor costs during 2007 related principally to organizational restructuring to facilitate future repatriations, financings and other actions.
Note 3. Debtor Financial Statements
Debtor In Possession Financial Information
     In accordance with SOP 90-7, the statement of operations and statement of cash flows of the Debtors are presented below for the three and nine months ended September 30, 2007 and 2006, along with the balance sheet at September 30, 2007 and December 31, 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor-in-possession statement of operations is equal to the consolidated net loss.

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Customers	$947	$971	$3,057	$3,205
Non-Debtor subsidiaries	65	67	187	193

Total	1,012	1,038	3,244	3,398
Costs and expenses
Cost of sales	1,022	1,093	3,255	3,483
Selling, general and administrative expenses	44	48	159	200
Realignment and impairment	(1)	10	(6)	10
Other income, net	69	51	189	136

Income (loss) from continuing operations before interest, reorganization items and income taxes	16	(62)	25	(159)
Interest expense (contractual interest of $46 and $43 for the three months ended September 30, 2007 and 2006 and $135 and $121 for the nine months ended September 30, 2007 and 2006)	19	16	54	59
Reorganization items, net	98	22	163	108

Loss from continuing operations before income taxes	(101)	(100)	(192)	(326)
Income tax benefit (expense)	28	(54)	54	(64)
Minority interest income			2
Equity in earnings (loss) of affiliates	(1)	(100)	2	(107)

Loss from continuing operations	(74)	(254)	(134)	(497)
Loss from discontinued operations	(54)	(27)	(172)	(70)
Equity in earnings (loss) of non-Debtor subsidiaries	59	(75)	12	57

Net loss	$(69)	$(356)	$(294)	$(510)

DANA CORPORATION
DEBTOR IN POSSESSION
BALANCE SHEET (Unaudited)

	September 30, 2007	December 31, 2006
Assets

Current assets
Cash and cash equivalents	$381	$216
Accounts receivable
Trade, less allowance for doubtful accounts of $22 in 2007 and $23 in 2006	567	460
Other	93	71
Inventories	245	243
Assets of discontinued operations	4	237
Other current assets	43	15

Total current assets	1,333	1,242
Investments and other assets	965	875
Investments in equity affiliates	131	110
Investments in non-Debtor subsidiaries	2,202	2,292
Property, plant and equipment, net	721	689

Total assets	$5,352	$5,208

Liabilities and shareholders’ deficit
Current liabilities
Debtor-in-possession financing	$900	$—
Accounts payable	374	294
Liabilities of discontinued operations		50
Other accrued liabilities	391	343

Total current liabilities	1,665	687

Liabilities subject to compromise	4,088	4,577
Other non-current liabilities	135	76
Debtor-in-possession financing		700
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries		2

Total liabilities	5,888	6,042
Shareholders’ deficit	(536)	(834)

Total liabilities and shareholders’ deficit	$5,352	$5,208

DANA CORPORATION
DEBTOR IN POSSESSION
STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(294)	$(510)
Depreciation and amortization	102	91
Loss on sale of assets	96
Impairment and divestiture-related charges	1	30
Reorganization items, net of payments	48	43
Equity in losses (earnings) of non-Debtor subsidiaries, net of dividends	19	(58)
Payments to VEBAs for postretirement benefits	(27)
Changes in working capital	88	199
Other	(93)	114

Net cash flows used for operating activities	(60)	(91)

Investing activities
Purchases of property, plant and equipment	(53)	(129)
Proceeds from sale of businesses	41
Other	39	32

Net cash flows provided by (used for) investing activities	27	(97)

Financing activities
Proceeds from debtor-in-possession facility	200	700
Net change in short-term debt	(2)	(546)

Net cash flows provided by financing activities	198	154

Net increase (decrease) in cash and cash equivalents	165	(34)
Cash and cash equivalents — beginning of period	216	286

Cash and cash equivalents — end of period	$381	$252

Note 4. Asset Disposals and Impairments, Divestitures and Acquisitions
DCC Asset Disposals and Impairments
     The carrying value of the remaining DCC portfolio assets was $77 at September 30, 2007, down from $178 at December 31, 2006. Where applicable, these assets are adjusted quarterly to estimated fair value less cost to sell.
     During the first nine months of 2007, DCC continued to dispose of assets under the terms of the Forbearance Agreement discussed in Note 2. Cash proceeds from these asset sales totaled $104.
     Two remaining DCC assets with a net book value of $44 are equity investments. An agreement has been reached to sell one of the equity investments. In connection therewith, we recognized a loss in other income of $5 during the third quarter of 2007. The assets underlying the one remaining equity investment have not been impaired by the investee and there is no readily determinable market value for this investment. We will recognize an impairment charge if DCC enters into an agreement to sell the remaining investment at a value below its carrying value or if we obtain other evidence that there has been an other-than-temporary decline in the fair value of the asset. Based on internally estimated current market value, DCC expects that the future sale of the remaining asset may result in a loss of $13 to $16.
Divestitures
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.
     In March 2007:
–	We sold our engine hard parts business and received cash proceeds of $98, of which $12 remains escrowed pending finalization of purchase price adjustments and satisfaction of certain of our indemnification obligations. We recorded a first quarter after-tax loss of $43 in connection with this sale.

–	We sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner, an affiliate of GETRAG, for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value and we recorded an additional charge of $2 after tax in the first quarter of 2007 based on the value of the investment at the time of closing.
     In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates under agreements signed in March 2007. We received aggregate cash proceeds of $84 from these transactions and recorded an aggregate third quarter after-tax gain of $32 in connection with the sale of this business.

     In August 2007, Dana and certain of our affiliates executed an axle agreement and related transaction documents providing for a series of transactions relating to our rights and obligations under two joint ventures with GETRAG and certain of its affiliates. These agreements provide for relief from non-compete provisions in various agreements restricting our ability to participate in certain markets for axle products other than through participation in the joint ventures; the grant of a call option to GETRAG to acquire Dana’s ownership interests in the two joint ventures for a purchase price of $75; Dana’s payment to GETRAG of $11 under certain conditions; the withdrawal, with prejudice, of bankruptcy claims aggregating approximately $66 filed by GETRAG and one of the joint venture entities relating to Dana’s alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by Dana and various other parties. In connection with these agreements, we had recorded $11 as liabilities subject to compromise and as a charge to other income, net in the second quarter based on our determination that the liability was probable. These agreements have been approved by the Bankruptcy Court, and the agreements are expected to close in the fourth quarter.
     In September 2007, we completed the sale of our coupled fluid products business to Coupled Products Acquisition LLC for the nominal price of one dollar, with the buyer assuming certain liabilities of the business at closing, pursuant to agreements signed in May 2007. We recorded a third quarter after-tax loss of $23 in connection with the sale of this business.
     We completed the sale of a portion of the pump products business in October 2007, generating proceeds of $7 and a nominal after-tax gain, which will be recorded in the fourth quarter.
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
Note 5. Discontinued Operations
     The results of operations of the engine hard parts, fluid products and pump products businesses that we have divested or are divesting are aggregated and presented as discontinued operations through their respective dates of divestiture.

     The results of the discontinued operations for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$61	$334	$477	$987
Cost of sales	73	331	479	938
Selling, general and administrative expenses	2	18	24	51
Impairment charges		87	4	115
Realignment and other expense (income), net	(6)	(4)	44

Loss before income taxes	(8)	(98)	(74)	(117)
Income tax benefit (expense)	3	14	(15)	15

Loss from discontinued operations	$(5)	$(84)	$(89)	$(102)

     Since the fourth quarter of 2005, we have adjusted the underlying assets of the discontinued operations to their net fair value less cost to sell based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. These valuation adjustments were recorded in the discontinued operations results as impairment charges. For the three months ended September 30, 2007, realignment and other expense (income), net includes a pre-tax gain of $13 in connection with the sale of the fluid products businesses and a charge of $4 for a bankruptcy claim settlement. Realignment and other expense, net for the nine months ended September 30, 2007 included a charge of $17 for settlement of pension obligations in the U.K. (see Note 6) relating to discontinued operations, $13 for estimated bankruptcy claim settlements and $14 of pre-tax losses associated with the sale of the engine hard parts and fluid products businesses. The impairment charges in 2006 primarily represent adjustments to the net assets of the businesses being sold to record their fair value less cost to sell. At September 30, 2007, we had reduced the assets of the pump products businesses to the extent permitted by GAAP. At the current expected selling prices, additional charges of $2 are expected when the sales are finalized.

     The assets and liabilities of discontinued operations reported in the consolidated balance sheet at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Assets of discontinued operations
Accounts receivable	$34	$223
Inventories	6	123
Cash and other assets	12	40
Investments in leases		6

Total assets	$52	$392

Liabilities of discontinued operations
Accounts payable	$10	$95
Accrued payroll and employee benefits	3	41
Other current liabilities	8	51
Other noncurrent liabilities		8

Total liabilities	$21	$195

     In the consolidated statement of cash flows, the cash flows of discontinued operations are reported in the respective categories of cash flows, along with those of our continuing operations. Liabilities subject to compromise of discontinued operations and certain other accounts are not included in the liabilities of discontinued operations. The assets and liabilities of discontinued operations have declined due to the sale of the engine hard parts business during the first quarter and the sale of the fluid products business during the third quarter of 2007.
Note 6. Realignment of Operations
     The following tables show the realignment charges and related payments, exclusive of the U.K. pension charges discussed below, recorded in our continuing operations during the three and nine months ended September 30, 2007.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2007	$28	$—	$11	$39
Activity during the period
Charges to expense	(3)	3	7	7
Adjustments of accruals	(1)			(1)
Non-cash write-off		(3)		(3)
Cash payments	(3)		(13)	(16)

Balance at September 30, 2007	$21	$—	$5	$26

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2006	$64	$—	$10	$74
Activity during the period
Charges to expense	8	9	31	48
Adjustments of accruals	(25)			(25)
Non-cash write-off		(9)		(9)
Cash payments	(26)		(36)	(62)

Balance at September 30, 2007	$21	$—	$5	$26

     In February 2007, we announced the restructuring of pension liabilities in the U.K. As a result of the underlying agreement, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of 2007. In April 2007, our U.K. subsidiaries settled their pension plan obligations to the plan participants through a cash payment of $93 and the transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses to the plans. Concurrent with the cash payment and equity transfer, we recorded a pension settlement charge as a realignment expense of $128 in continuing operations and $17 in discontinued operations.
     As a consequence of the negotiations that resulted in the agreements reached with the UAW and the USW in July 2007 (see Note 10), we modified certain of our manufacturing footprint optimization plans. A facility that we previously planned to close will remain open, but we will implement work force reductions at that facility and other facilities in the affected business segment. As a result of these modifications, realignment charges for the second quarter of 2007 included a credit adjustment of $17 to record reduced contractual employee separation cost.
     The realignment charges expensed during the three months ended September 30, 2007 related primarily to the ongoing facility closure activities associated with previously announced manufacturing footprint actions, including the recognition of a post-retirement medical benefit curtailment gain of $8.
     At September 30, 2007, $26 of realignment accruals remained in accrued liabilities, including $21 for the reduction of approximately 1,500 employees to be completed over the next two years and $5 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $20 in the remainder of 2007 and $6 thereafter. In addition to the $26 accrued at September 30, 2007, we estimate that another $101 will be expensed in relation to pending initiatives.
     Realignment initiatives generally occur over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for the Automotive Systems Group (ASG) and the Heavy Vehicle Technologies and Systems Group (HVTSG) business units and the underlying segments.

	Expense Recognized
		Year-to-		Estimated
	Prior to	Date		Cost to
	2007	2007	Total	Complete
ASG
Axle	$42	$1	$43	$1
Driveshaft	31	(12)	19	41
Sealing	3	1	4	1
Thermal	4	2	6
Structures	45	14	59	58

Total ASG	125	6	131	101

HVTSG
Commercial Vehicles	5	8	13
Off-Highway	31	2	33

Total HVTSG	36	10	46
Other	17	7	24

Total continuing operations	$178	$23	$201	$101

Note 7. Common Shares
     In addition to average shares outstanding of 149.8 for the three and nine months ended September 30, 2007 and 2006, there were 0.5 shares that satisfy the definition of potentially dilutive shares for these periods. These potentially dilutive shares have been excluded from the computation of earnings per share for the three and nine months ended September 30, 2007 and 2006 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.
     In addition, we have excluded 10.9 common shares for each of these periods from the computation of earnings per share as these shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods and the effect of including them would also be anti-dilutive.
     Under the Plan, our common shares will be cancelled and shareholders with allowed interests will be entitled to a pro rata share of the assets, if any, that remain in a reserve after the holders of certain allowed unsecured claims have been paid in full, with interest, from such reserve. There is no assurance that the Plan will be confirmed or, if it is, that there will be any residual assets left in the reserve for the benefit of holders of Dana common shares. In fact, the Debtors do not currently anticipate that the holders of Dana common shares will receive any distribution under the Plan.

Note 8. Goodwill
     Changes in goodwill during the nine months ended September 30, 2007 for the affected segments were as follows:

		Effect of
	December 31,	Currency	September 30,
	2006	and Other	2007
ASG
Driveshaft	$158	$13	$171
Sealing	24	1	25
Thermal	119	2	121

Total	301	16	317

HVTSG
Off-Highway	115	3	118

Total	$416	$19	$435

Note 9. Equity-Based Compensation
     During the third quarter of 2007, there were no stock options, restricted shares or units or other stock-based awards granted under our equity compensation plans and no options were exercised.
     The following chart shows the number of options that vested or were forfeited during the first nine months of 2007:

	Number	Weighted Average
	of	Grant Date Fair
	Options	Values (in $ per share)
Non-vested at December 31, 2006	617,026	$3.39
Vested	(367,289)	3.42
Forfeited	(54,750)	3.46

Non-vested at September 30, 2007	194,987	3.31

     As of September 30, 2007, the total unrecognized compensation expense for non-vested options was less than $1, which is being amortized over a period of approximately one year. Upon emergence, common shares of the predecessor will be cancelled and shares of a new successor company will be issued. Outstanding stock options in the predecessor will be cancelled at that time. The total fair value of options that vested during the three and nine months ended September 30, 2007 was $0 and $1. During the three and nine months ended September 30, 2007, we recognized nominal equity-based compensation expense. For the three and nine months ended September 30, 2006, we recognized $0 and $1 of expense.

Note 10. Pension and Postretirement Benefit Plans
     We provide defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. We also provide other postretirement benefits, including medical and life insurance, for certain employees following retirement.
     Components of net periodic benefit costs for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$5	$11	$2	$2
Interest cost	34	42	16	23
Expected return on plan assets	(40)	(50)
Amortization of prior service cost				(3)
Recognized net actuarial loss	7	8	1	10

Net periodic benefit cost	$6	$11	$19	$32
Curtailment (gain) loss	6		(8)
Settlement loss	13	3

Net periodic benefit cost after curtailment and settlements	$25	$14	$11	$32

	Nine Months Ended
	September 30,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Service cost	$30	$34	$5	$8
Interest cost	116	124	58	68
Expected return on plan assets	(138)	(151)
Amortization of prior service cost		2	(6)	(10)
Recognized net actuarial loss	21	24	15	30

Net periodic benefit cost	$29	$33	$72	$96
Curtailment (gain) loss	6		(8)
Settlement (gain) loss	158	14	(12)

Net periodic benefit cost after curtailment and settlements	$193	$47	$52	$96

     In March 2007, the Bankruptcy Court approved the elimination of postretirement healthcare benefits for active non-union employees in the U.S. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to other comprehensive income (OCI) which is being amortized to income as an offset to pension expense.

     During the first quarter of 2007, the sale of the engine hard parts business resulted in a postretirement medical plan settlement gain of $12. As described in Note 6, the restructuring of pension liabilities in the U.K. generated a pension curtailment charge of $8 in the first quarter of 2007 and a settlement charge of $145 during the second quarter of 2007.
     In May 2007, we reached an agreement with the Retiree Committee to make cash contributions of $78 to a VEBA trust for non-pension retiree benefits in exchange for release of the Debtors from obligations for postretirement health and welfare benefits for non-union retirees in the U.S. A payment of $25 was made in June 2007. In May 2007, we also made a $2.25 payment to the International Association of Machinists (IAM) to resolve all claims for non-pension retiree benefits after June 30, 2007 for retirees and active employees represented by the IAM. As a result of these actions, we reduced our APBO by $303, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to OCI.
     The elimination of retiree medical benefits for non-union employees in March 2007 and the agreement with the Retiree Committee on behalf of such employees in May 2007 necessitated the remeasurement of U.S. postretirement medical benefits as of June 30, 2007. The discount rate used for remeasurement was 6.29% versus 5.88% used at December 31, 2006.
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
     In July 2007, we entered into settlement agreements with the UAW and USW. Some provisions of the agreements, such as wage structure modifications and buyouts for certain eligible employees represented by the UAW and the USW (the union-represented employees), were effective upon the Bankruptcy Court’s approval of the settlement agreements in August.
     Other provisions will be implemented on January 1, 2008 or on the date of emergence from bankruptcy, whichever is later. Under these provisions, we have agreed to:
—	modify healthcare, long-term and short-term disability and life insurance benefits for covered union-represented employees;

—	freeze credited service and benefit accruals under our defined benefit pension plans for union-represented employees;

—	make contributions, based on an allowed hours formula, to a USW pension trust, which will provide future pension benefits for covered union-represented employees;

—	eliminate non-pension retiree benefits (postretirement healthcare and life insurance benefits) for union-represented employees and retirees;

—	contribute an aggregate of $722 in cash (less certain offsets, including amounts paid for non-pension retiree benefit claims of union-represented retirees incurred between July 1, 2007 and January 1, 2008 or the date of emergence, if later) to separate UAW- and USW-administered VEBAs to provide non-pension retiree benefits, as determined by the VEBA trustees, to eligible union-represented retirees after our emergence from bankruptcy;

—	eliminate long-term disability and related healthcare benefits for union-represented employees receiving, or entitled to receive, disability benefits; and

—	contribute an aggregate of $42 in cash (less certain offsets, including amounts paid for long-term disability and related healthcare benefit claims of eligible union-represented employees after June 30, 2007) to the VEBAs to provide disability benefits, as determined by the VEBA trustees, to such employees after our emergence from bankruptcy.
     These actions, when implemented on the later of January 1, 2008 or on the date of our emergence from bankruptcy, are expected to eliminate our remaining APBO for non-pension retiree benefits in the U.S. ($953 as of September 30, 2007). Although we expect to implement these actions, under certain circumstances (such as termination of the Centerbridge investment commitments) they may not be implemented as currently contemplated or at all. Accordingly, no recognition has been given to the effects of the benefit actions referenced in the preceding paragraph as of September 30, 2007.
     During the third quarter of 2007, lump sum distributions from one of the pension plans reached a level requiring recognition of $12 as pension settlement expense. The portions attributable to divested operations and manufacturing footprint actions amounted to $4 and $5 and were included in discontinued operations and realignment charges. The exercise of employee early retirement incentives, resulting from the settlement agreements with the unions, generated pension plan curtailment losses of $5 which are included in reorganization items, net. The lump sum distributions and the reversal of the decision to close a facility required a remeasurement of two plans which reduced our pension obligation by $42 resulting in a credit to OCI. Completion of a facility closure in the third quarter of 2007 resulted in recognition of a postretirement medical plan curtailment gain of $8 in realignment charges.

Note 11. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net loss and components of OCI such as deferred currency translation gains and losses that are charged or credited directly to shareholders’ deficit.
     The components of our total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net loss	$(69)	$(356)	$(294)	$(510)
Other comprehensive income (loss):
Deferred translation gain	61	(6)	128	84
Postretirement healthcare plan revisions			338
Pension plan revisions	51		114
Reclassification to net loss of:
Benefit plan amortization	10		28
U.K. pension settlement			144
GETRAG deferred translation and pension			(93)
Income tax provision	(4)		(77)
Other	(10)		10

Total comprehensive income (loss)	$39	$(362)	$298	$(426)

     The $61 deferred translation gain reported for the three months ended September 30, 2007 resulted primarily from a further weakening of the U.S. dollar in relation to the euro ($20), the Brazilian real ($16), the Canadian dollar ($13) and the Australian dollar ($5). For the nine months ended September 30, 2007, the Brazilian real ($50), the euro ($33), the Canadian dollar ($22) and the Australian dollar ($13) all strengthened relative to the U.S. dollar, contributing to a deferred translation gain of $128.
     OCI for the three months ended September 30, 2007 includes the reclassification to net income of $9 for settlements relating to lump sum distributions from a salaried pension plan and $10 for the amortization of unamortized benefit plan losses. The plan remeasurement resulting from the lump sum distributions in the salaried plan reduced our pension obligations and increased OCI for the quarter ended September 30, 2007 by $35. In addition, OCI for the quarter includes a $7 credit related to the remeasurement of a plan affected by our decision in the second quarter of 2007 to retain a facility that had been identified in 2006 for closure. The plan remeasurement was not completed until the third quarter and reporting the $7 in the current period does not have a material effect on OCI for either the current or the previous quarter. OCI for the nine months ended September 30, 2007 includes an additional credit of $63 related to pension plan modifications, $223 resulting from settlements reached with the Retiree Committee and the IAM (see Note 10) and $115 from the termination of postretirement healthcare coverage for active non-union employees (see Note 10). Amortization of benefit plan losses for the nine months totals $28. OCI for the nine months ended September 30, 2007 also includes an increase of $144 related to the April settlement of U.K. pension liabilities, effected through a cash payment and transfer of an equity interest in our U.K. axle and driveshaft operating businesses (see Note 6). The reclassification of $93 to net loss related to a deferred translation gain and unamortized pension expense associated with our equity investment in GETRAG, which we sold in March 2007.
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
Note 12. Cash Deposits
     At September 30, 2007, cash and cash equivalents held in the U.S. amounted to $381. Included in this amount was $72 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC of $12 is restricted under the terms of the Forbearance Agreement discussed in Note 2 and is reported separately as restricted cash.
     At September 30, 2007, cash and cash equivalents held outside the U.S. amounted to $654. Included in this amount was $23 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure certain employee benefit obligations.
     The cash deposits other than DCC’s cash are not considered restricted as they could be replaced by letters of credit available under our DIP Credit Agreement (discussed in Note 13). Availability at September 30, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, at September 30, 2007, $78 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
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

     At September 30, 2007, we had borrowed $900 under the DIP Credit Agreement. Based on our borrowing base collateral, we had availability at that date under the DIP Credit Agreement of $249 after deducting the $100 minimum availability requirement and $230 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of our plan of reorganization. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at September 30, 2007.
Canadian Credit Agreement
     Dana Canada Corporation (Dana Canada) as borrower, and certain of its Canadian affiliates, as guarantors, are parties to a credit agreement (the Canadian Credit Agreement) that provides Dana Canada with a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. For a discussion of the terms of the Canadian Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. Based on Dana Canada’s borrowing base collateral at September 30, 2007, it had availability under the Canadian Credit Agreement of $65 after deducting the $20 minimum availability requirement and $2 for outstanding letters of credit. Dana Canada had no borrowing under this agreement at September 30, 2007.
European Receivables Loan Facility
     In July 2007, certain of Dana’s European subsidiaries established a five-year accounts receivable securitization facility under which the euro equivalent of up to $225 in financing will be available to those subsidiaries when the securitization processes are completed in all countries. For a discussion of this facility and the receivables program, see Note 13 to our condensed consolidated financial statements in Item 1 of Part I of our second quarter 2007 Form 10-Q. At September 30, 2007, there was availability of $37 in countries that have started securitization and there were borrowings under this facility equivalent to $30 recorded as notes payable. The proceeds from the borrowings were used for operations and the repayment of intercompany debt.
DCC Notes
     See Note 2 for information about DCC’s outstanding notes and the Forbearance Agreement among DCC and most of its noteholders.
United Kingdom Financing
     During the first quarter of 2007, in connection with the restructuring and settlement of our U.K. pension obligations (see Note 6), we borrowed GBP 35 under an interim bank loan which has an October 31, 2007 maturity date. As of September 30, 2007, this bank loan had been repaid.

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
Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming Dana’s Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, the lead plaintiff alleged violations of the U.S. securities laws and claimed that the price at which Dana’s shares traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied the lead plaintiff’s motion for an order partially lifting the statutory discovery stay which would have enabled the plaintiff to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment.
     A shareholder derivative action entitled Roberta Casden v. Michael J. Burns, et al. was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006 on behalf of Dana. An amended complaint filed in August 2006 added non-derivative class claims on behalf of holders of Dana shares on the day of its bankruptcy filing alleging, among other things, that Dana’s bankruptcy filing had been made in bad faith. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. A second shareholder derivative action, Steven Staehr v. Michael J. Burns, et al., remains stayed in the U.S. District Court for the Northern District of Ohio.
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
     We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity or financial condition; however, bankruptcy claim settlements could result in charges materially impacting results of operations.
Asbestos-Related Personal Injury Liabilities
     We had approximately 55,000 active pending asbestos-related product liability claims at September 30, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. The number of active pending claims was reduced as tort reform and other initiatives in the State of Mississippi resulted in the dismissal of 17,000 claims. Due to the nature of these dismissed claims, the impact on the estimated liability was not significant. On October 26, 2007, Dana filed a motion with the Bankruptcy Court seeking approval to resolve an additional 7,500 pending cases. The estimated total payments for these settlements, if all claimants are able to submit the required proof to support their claims, would approximate $2. We project costs for asbestos-related product liability claims using the methodology that is discussed in Note 17 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. We had accrued $138 for indemnity and defense costs for pending and future claims at September 30, 2007.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product liability claims. There were no commutations of insurance in the first three quarters of 2007. At September 30, 2007, our liability for future demands under prior commutations was $11, bringing our total recorded liability for asbestos-related product liability claims to $149.
     At September 30, 2007, we had recorded $71 as an asset for probable recovery from our insurers for pending and projected asbestos-related product liability claims. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $17 at September 30, 2007. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
     Under the Plan, the Debtors propose that their asbestos-related personal injury claims be reinstated upon emergence and that the reorganized Debtors will defend, settle and resolve such pending claims and future demands in the ordinary course of business.

Other Product Liabilities
     We had accrued $11 for non-asbestos product liabilities at September 30, 2007, with no recovery expected from third parties. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     We had accrued $60 for environmental liabilities at September 30, 2007. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Our estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at September 30, 2007. Included in this accrual are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Debtors are pursuing a final estimation of this claim through a court proceeding in the Bankruptcy Court. Previously, the Bankruptcy Court entered an order approving an estimation process and scheduling a hearing for January 2008 to determine the amount of the Debtors’ liability relating to the Hamilton Avenue Industrial Park site and certain other sites. However, the United States Environmental Protection Agency (EPA) filed and is prosecuting a motion in the United States District Court for the Southern District of New York seeking to have the estimation proceeding conducted in the District Court instead of the Bankruptcy Court. The EPA also has sought a 60-day extension of the estimation schedule established by the Bankruptcy Court. At this time, the court that will hear the estimation proceeding has not been determined. The Debtors do not expect this issue to delay their emergence from bankruptcy.
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including Dana. Through September 30, 2007, we had paid $47 to such claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2007, we had a net receivable of $13 for the amount that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to such claims paid prior to the Filing Date.
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
Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Our warranty activity for the three months and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$89	$95	$90	$91
Amounts accrued for current period sales	16	12	47	37
Adjustments of prior accrual estimates	(2)	(3)		(2)
Settlements of warranty claims	(11)	(14)	(46)	(38)
Foreign currency translation and other	2	(1)	3	1

Balance, end of period	$94	$89	$94	$89

     We have been notified by a European customer that a quality matter relating to a specific product supplied by Dana could potentially result in warranty claims. Our customer has advised us of alleged vehicle performance issues which may be potentially attributable to our product. We are currently investigating the information provided by our customer and performing product testing to ascertain whether the reported performance failures are attributable to our product. At September 30, 2007, no liability had been recorded for this matter as the information currently available to us is insufficient to assess our liability, if any.
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

     Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $444 for the nine months ended September 30, 2007, primarily as a result of amending its pension and other postretirement benefit plans. The exception described in the preceding paragraph resulted in a year-to-date charge to OCI of $77. An offsetting tax benefit was attributed to continuing operations; however, the benefits recorded in continuing operations for the three months and nine months ended September 30, 2007 were limited to $34 and $60 due to interperiod tax allocation rules, leaving a deferred credit balance of $17 in other accrued liabilities as of September 30, 2007. The amount to be recognized in the fourth quarter of 2007 will be affected by the OCI and pre-tax loss from continuing operations reported for the period by our operations in the U.S.
     With the exception of the $60 of income tax benefits recorded in continuing operations for the nine months ended September 30, 2007, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. This is the primary factor which causes the tax benefit of $3 for the three months and the tax expense of $15 for the nine months ended September 30, 2007 to differ from expected tax benefits of $23 and $71 at the U.S. federal statutory rate of 35%. This is also the primary factor which causes the tax expense of $20 and $78 for the three and nine months ended September 30, 2006 to differ from the expected tax benefits of $86 and $118 using the 35% rate.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007, and credited retained earnings for the initial impact of approximately $3. As of the adoption date, we had gross unrecognized tax benefits of $137, of which $112 can be reduced by net operating loss (NOL) carryforwards, and other timing adjustments. The net amount of $25, if recognized, would affect our effective tax rate. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to FIN 48. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.
     We conduct business globally and, as a result, file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The 1999 — 2002 U.S. federal audits are closed except for a determination of the treatment of certain leasing transactions. The closing agreement on this transaction is expected to be finalized by the end of 2007, and the effect, if any, on the financial statements is not expected to be material. We are currently under audit by the U.S. Internal Revenue Service for the 2003 to 2005 tax years. The examination phase of this audit is expected to be completed early in 2008.

     As of September 30, 2007, the total amount of gross unrecognized tax benefits was $51, of which $30, if recognized, would impact the effective tax rate. The gross unrecognized tax benefits decrease of $86 from January 1, 2007 was caused by our continuing assessment of certain and uncertain tax positions. If matters for 1999 through 2005 are settled with the U.S. Internal Revenue Service within the next 12 months, the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact on earnings at this time. As discussed in Note 2, we have included accrued liabilities for income taxes of the Debtors in liabilities subject to compromise. These tax liabilities will be settled on emergence from bankruptcy.
     German tax laws enacted in July 2007 will limit the future utilization of NOLs for companies that change ownership after December 31, 2007. If our emergence from bankruptcy occurs after December 31, this law would have an adverse impact on our ability to realize our deferred tax assets in Germany related to NOL’s. We are currently reviewing tax planning strategies to utilize some or all of these NOL’s prior to December 31, 2007. The deferred tax asset at risk due to this law change is approximately $5. Tax reforms in Mexico enacted in October 2007 will reduce our tax rate beginning on January 1, 2008, and we will reduce our deferred tax liability during the fourth quarter. The lower rate will have a favorable impact on the taxation of our operations in Mexico beginning in 2008. Tax legislation enacted in other jurisdictions, including the U.K. and State of Michigan, during the third quarter of 2007 did not have a material effect on our financial statements.
Note 17. Other Income, Net

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Interest income	$12	$8	$29	$28
DCC income, net	(4)	10	14	33
Divestiture gains		15	12	15
Foreign exchange gain (loss),net	17	(1)	36	2
Claim settlement			(11)
Government grants	4	3	10	7
Rental income	2	2	5	3
Other, net	(1)	7	13	26

Other income, net	$30	$44	$108	$114

     Foreign currency denominated intercompany loans valued at $254 at September 30, 2007 by the Debtors to certain non-U.S. operations have been determined to no longer be permanently invested. As such, the foreign exchange gains on these loans of $21 and $43 for the three and nine months ended September 30, 2007 are now included in Foreign exchange gain (loss), net above, rather than as translation gain in other comprehensive income. The claim settlement charge of $11 represents the estimated costs to settle a contractual matter with an investor in one of our equity investments.

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
     Management also monitors shared services operations that are not part of the operating segments, trailing liabilities of closed operations and other administrative costs.
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
     Earnings before interest and taxes (EBIT) is the key internal measure of performance used by management as a measure of profitability for our segments. EBIT, a non-GAAP financial measure, excludes equity in earnings of affiliates. It includes sales, cost of sales, SG&A and certain reorganization items and other income (expense) items, net. Certain nonrecurring and unusual items like goodwill impairment, certain realignment charges and divestiture gains and losses are excluded from segment EBIT. EBIT is a critical component of earnings before interest, taxes, depreciation, amortization, realignment and reorganization charges (EBITDAR), which is a measure used to determine compliance with our DIP Credit Agreement financial covenants.

     We used the following information to evaluate our operating segments for the three months ended September 30, 2007 and 2006:

		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBIT
ASG
Axle	$657	$26	$9
Driveshaft	291	60	15
Sealing	173	4	8
Thermal	69	1	2
Structures	257	5	7
Eliminations and other	8	(68)	(6)

Total ASG	1,455	28	35

HVTSG
Commercial Vehicle	303	(1)	9
Off-Highway	371	11	30
Eliminations and other		(8)	(2)

Total HVTSG	674	2	37

Other Operations	1	9
Eliminations		(39)

Total	$2,130	$—	$72

		Inter-
	External	Segment	Segment
2006	Sales	Sales	EBIT
ASG
Axle	$501	$24	$(16)
Driveshaft	279	48	24
Sealing	164	7	11
Thermal	65	1	4
Structures	257	6	(16)
Eliminations and other	14	(53)	(7)

Total ASG	1,280	33

HVTSG
Commercial Vehicle	435	2	14
Off-Highway	288	11	29
Eliminations and other		(11)	(2)

Total HVTSG	723	2	41

Other Operations	6	11
Eliminations		(46)

Total	$2,009	$—	$41

     We used the following information to evaluate our operating segments for the nine months ended September 30, 2007 and 2006:

		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBIT
ASG
Axle	$1,984	$76	$12
Driveshaft	884	170	46
Sealing	539	17	35
Thermal	220	5	11
Structures	806	14	36
Eliminations and other	20	(198)	(23)

Total ASG	4,453	84	117

HVTSG
Commercial Vehicle	950	1	21
Off-Highway	1,158	32	107
Eliminations and other		(27)	(6)

Total HVTSG	2,108	6	122

Other Operations	3	26
Eliminations		(116)

Total	$6,564	$—	$239

		Inter-
	External	Segment	Segment
2006	Sales	Sales	EBIT
ASG
Axle	$1,704	$51	$(21)
Driveshaft	849	108	80
Sealing	519	23	44
Thermal	220	3	25
Structures	914	24	(3)
Eliminations and other	74	(120)	(31)

Total ASG	4,280	89	94

HVTSG
Commercial Vehicle	1,291	6	22
Off-Highway	918	29	89
Eliminations and other		(29)	(7)

Total HVTSG	2,209	6	104

Other Operations	17	35
Eliminations		(130)

Total	$6,506	$—	$198

     The following table reconciles segment EBIT to the consolidated income (loss) from continuing operations before income tax:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Segment EBIT	$72	$41	$239	$198
Shared services and administrative	(31)	(33)	(109)	(139)
Closed operations not in segments	(2)	(9)	(7)	(33)
DCC EBIT	(5)	4	14	19
Impairment of other assets		(211)		(226)
Reorganization items, net	(98)	(25)	(173)	(114)
Interest expense	(27)	(24)	(78)	(89)
Foreign exchange not in segments	18	1	41	3
Realignment not in segments	(6)		(156)
Other income (loss)	12	10	27	44

Loss from continuing operations before income taxes	$(67)	$(246)	$(202)	$(337)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Management Overview
     We are a leading supplier of axle, driveshaft, structures, sealing and thermal products and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ approximately 36,000 people in 26 countries. Our world headquarters is in Toledo, Ohio. Our Internet address is www.dana.com.
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
     During 2007, we have been successfully implementing our reorganization initiatives. While our U.S. operations continue to generate losses and consume substantial amounts of cash, our efforts to improve our margins and reduce costs are favorably impacting our performance and helping to mitigate the underlying industry challenges and difficult business conditions. We are depending upon divestiture proceeds, repatriating available cash from our overseas operations, and loans under our DIP Credit Agreement to meet our liquidity needs for 2007. However, we cannot depend on those sources of funding indefinitely. We expect the reorganization actions summarized herein and incorporated in our Plan to enable our U.S. operations to become substantially less dependent on returns from our foreign operations in the future.
     As we successfully implement the initiatives that we have reported previously, we expect to emerge from bankruptcy as a sustainable, viable business. These initiatives, which require the cooperation of all of our key business constituencies — customers, vendors, employees and retirees - are:
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
    Achievement of many of our objectives has enabled us to mitigate the effects of the significantly curtailed production forecasts since the second half of 2006 by some of our largest domestic customers, particularly in the production of SUVs and pickup trucks, which represent the primary market for our products in the U.S. These production cuts are adversely impacting our sales in 2007 in the light vehicle market. Weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules is also negatively impacting our 2007 performance. However, we expect that our reorganization initiatives, when fully implemented, will achieve viable long-term U.S. operations despite a challenged U.S. automotive industry and a cyclical commercial vehicle market.
    We have made the following progress on our reorganization initiatives:
•	Product Profitability

Following a detailed review of our product programs to identify unprofitable contracts and meetings with our customers and their advisors to address under-performing programs, we have finalized most of the documentation for agreements with customers resulting in aggregate pricing improvements of approximately $180 on an annualized basis. Certain of these agreements required the approval of the Bankruptcy Court, which was obtained in September and October 2007.

•	Labor and Benefit Costs

In June 2007, we amended our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. Actions to reduce other non-union employee benefits, such as disability and healthcare, were previously implemented.

In July 2007, we entered into settlement agreements (subsequently approved by the Bankruptcy Court) with two primary unions representing our active U.S. employees — the UAW and the USW — which resolve our collective bargaining issues with these unions and, when fully implemented, will help us achieve our labor cost reduction goal. These agreements provide for (i) union master agreements and collective bargaining agreements for UAW- and USW-represented employees at our U.S. facilities until June 2011, and (ii) wage structure modifications and modifications to healthcare, short-term disability, and life insurance benefits for the covered union employees.

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

We have identified a number of manufacturing and assembly plants that carry an excessive cost structure or have excess capacity and closed certain locations and consolidated their operations into lower cost facilities in other countries or into U.S. facilities that currently have excess capacity. During 2007, we completed the closure of eleven facilities. Closures of four facilities are in various stages of progress, and other locations are in various stages of implementing work force reductions. Over the long term, we continue to expect our manufacturing footprint actions to reduce our annual operating costs by $60 to $85.
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
     As reported elsewhere in this report, we are also completing previously announced divestures.
     In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.
     In March 2007:
–	We sold our engine hard parts business and received cash proceeds of $98 of which $12 remains escrowed pending finalization of purchase price adjustments and satisfaction of certain of our indemnification obligations. We recorded a first quarter after-tax loss of $43 in connection with this sale.

–	We sold our 30% equity interest in GETRAG to our joint venture partner, an affiliate of GETRAG, for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value and we recorded an additional charge of $2 in the first quarter of 2007 based on value of the investment at the time of closing.
     In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates under agreements signed in March 2007. We received aggregate cash proceeds of $84 from these transactions and recorded an aggregate third quarter after-tax gain of $32 in connection with the sale of this business.
     In August 2007, Dana and certain of our affiliates executed an axle agreement and related transaction documents providing for a series of transactions relating to our rights and obligations under two joint ventures with GETRAG and certain of its affiliates. These agreements provide for relief from non-compete provisions in various agreements restricting our ability to participate in certain markets for axle products other than through participation in the joint ventures; the grant of a call option to GETRAG to acquire Dana’s ownership interests in the two joint ventures for a purchase price of $75; Dana’s payment to GETRAG of $11 under certain conditions; the withdrawal, with prejudice, of bankruptcy claims aggregating approximately $66 filed by GETRAG and one of the joint venture entities relating to Dana’s alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by Dana and various other parties. In connection with these agreements, we had recorded $11 as liabilities subject to compromise and as a charge to other income, net in the second quarter based on our determination that the liability was probable. These agreements have been approved by the Bankruptcy Court, and the agreements are expected to close in the fourth quarter.
     In September 2007, we completed the sale of our coupled fluid products business to Coupled Products Acquisition LLC for the nominal price of one dollar, with the buyer assuming certain liabilities of the business at closing, pursuant to agreements signed in May 2007. We recorded a third-quarter after-tax loss of $23 in connection with the sale of this business.
     We completed the sale of a portion of the pump products business in October 2007, generating proceeds of $7 and a nominal after-tax gain which will be recorded in the fourth quarter.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     Dana Corporation and forty of its wholly-owned domestic subsidiaries (collectively, the Debtors) are operating under Chapter 11 of the Bankruptcy Code. The Debtors’ Chapter 11 cases have been consolidated in the Bankruptcy Court for the Southern District of New York under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither DCC and its subsidiaries nor any of Dana’s non-U.S. subsidiaries are Debtors.
     During the bankruptcy proceedings, investments in Dana securities are highly speculative. Although shares of our common stock continue to trade on the OTC Bulletin Board under the symbol “DCNAQ,” the opportunity for any recovery by shareholders under a confirmed plan of reorganization is uncertain. If the Plan that was filed with the Bankruptcy Court on October 23, 2007 is ultimately confirmed, Dana common shares will be cancelled and shareholders with allowed interests will be entitled to a pro rata share of the assets, if any, that remain in a reserve after the holders of allowed unsecured claims have been paid in full, with interest, from such reserve. There is no assurance that the Plan will be confirmed or, if it is, that there will be any residual assets left in the reserve for the benefit of holders of Dana common shares. In fact, the Debtors do not currently anticipate that the holders of Dana common shares will receive any distribution under the Plan.
     The Bankruptcy Cases are being jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We are continuing normal business operations during the bankruptcy process and taking steps to reduce costs, increase efficiency and enhance productivity so that we can emerge from bankruptcy as a stronger, more viable company.

     Official committees of the Debtors’ unsecured creditors (the Creditors Committee) and retirees not represented by unions (the Retiree Committee) have been appointed in the Bankruptcy Cases. The Debtors bear certain of the committees’ costs and expenses, including those of their counsel and other professional advisors. An official committee of Dana’s equity security holders was also appointed and subsequently disbanded.
     Under the Bankruptcy Code, the Debtors have the right to assume or reject executory contracts (i.e., contracts that are to be performed by the parties after the Filing Date) and unexpired leases, subject to Bankruptcy Court approval and other limitations. The Bankruptcy Court has approved the Debtors’ assumption and rejection of certain executory contracts and unexpired leases. The Plan and certain procedures approved by the Bankruptcy Court address the proposed treatment of outstanding executory contracts and unexpired leases upon the Debtors’ emergence from bankruptcy.
     The Bankruptcy Court has entered an order establishing procedures for trading in claims and equity securities that is designed to protect the Debtors’ potentially valuable tax attributes (such as NOL carryforwards). Under the order, holders or acquirers of 4.75% or more of Dana’s common shares are subject to certain notice and consent procedures before acquiring or disposing of the shares. Holders of claims against the Debtors that would entitle them to more than 4.75% of the common shares of reorganized Dana under a confirmed plan of reorganization utilizing the tax benefits provided under Section 382(l)(5) of the Internal Revenue Code may be required to sell down the excess claims if necessary to implement such a plan of reorganization. However, in accordance with the agreement with the new investors, the Plan contemplates utilizing tax benefits under Section 382(l)(6) of the Internal Revenue Code, rather than Section 382(I)(5). Accordingly, under the Plan, no sell-down will be required.
Pre-petition Claims
     Most persons and entities asserting pre-petition claims (with the exception of, among others, asbestos-related personal injury claims and claims resulting from the future rejection of executory contracts and unexpired leases) against the Debtors were required to file proofs of claim in the Bankruptcy Cases by September 21, 2006. Proofs of claim alleging rights to payment for financing, trade debt, employee obligations, environmental matters, commercial damages and other litigation-based liabilities, tax liabilities and other matters in a total amount of approximately $27,215 (as well as certain unliquidated amounts) were filed by that date. In addition, another $48 in liabilities, for which no proof of claim was filed, is listed in our schedules of assets and liabilities as undisputed, non-contingent and liquidated, and thus is deemed to be asserted as claims under the Bankruptcy Code.
     Of the claims filed, the Debtors have so far identified claims totaling approximately $24,468 that they believe should be disallowed, primarily because they appear to be amended, duplicative, withdrawn by the creditor, without basis for the claim, late filed or are solely equity-based. Of these claims (or portions of claims), approximately $22,244 had been disallowed by the Bankruptcy Court, withdrawn by the creditors or eliminated by settlement through October 2007. The Debtors are continuing to evaluate the remaining filed claims and, as appropriate, to file and prosecute additional claim objections with the Bankruptcy Court or to address claims through settlement or alternate dispute resolution procedures. The Plan addresses the proposed treatment of allowed claims and provides for the resolution of remaining claims after emergence from Chapter 11.

     Under the Plan, the Debtors propose that asbestos-related personal injury claims be reinstated upon emergence and that the reorganized Debtors will defend, settle and resolve such pending and future claims in the ordinary course of business. In addition, certain pension liabilities will remain an obligation of the reorganized Debtors.
Pre-petition Debt
     Our bankruptcy filing triggered the immediate acceleration of certain of our direct financial obligations, including, among others, an aggregate of $1,623 in principal and accrued interest on outstanding unsecured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts are characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of September 30, 2007. In accordance with SOP 90-7, following the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. The Plan addresses the proposed treatment of the claims of the holders of these notes upon our emergence.
Reorganization Initiatives
     It is critical to the Debtors’ successful emergence from bankruptcy that they: (i) maintain positive margins for their products through substantial price increases obtained from their customers; (ii) continue to recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs; (iii) realize the restructured wage and benefit programs from settlement agreements with two primary unions which eliminate the excessive cash requirements of the legacy pension and other postretirement benefit liabilities accumulated over the years; (iv) realize the benefits of changes in the manufacturing footprint that eliminated excess capacity, closed and consolidated facilities and repositioned operations in lower cost countries and (v) continue the permanent reduction and realignment of their overhead costs. The steps that the Debtors have taken to accomplish these goals are discussed in Item 2 of Part I.
Plan of Reorganization
     As stated above, the Debtors filed the most recent version of their Plan and the related Disclosure Statement with the Bankruptcy Court on October 23, 2007. On October 23, 2007, the Bankruptcy Court approved the Disclosure Statement authorizing the Debtors to begin soliciting votes from their creditors to accept or reject the Plan. By that order, the Bankruptcy Court determined the Disclosure Statement contains adequate information for creditors who are entitled to vote on the Plan. The hearing at which the Bankruptcy Court will consider conformation of the Plan is scheduled to commence on December 10, 2007.

     As discussed above, the Plan and the Disclosure Statement describes the anticipated organization, operations, and financing of reorganized Debtors if the Plan is confirmed by the Bankruptcy Court and becomes effective. Among other things, the Plan incorporates certain provisions of the following agreements that are discussed in Note 19 to our consolidated financial statements in Item 1 of Part I of our second-quarter 2007 Form 10-Q as well as in Current Report on Form 8-K that Dana filed with the SEC on October 25, 2007: (i) the Settlement Agreements; (ii) the Investment Agreement; and (iii) the Backstop Commitment Letter. Under the Plan Support Agreement, if a plan of reorganization does not become effective by February 28, 2008, certain individual supporting creditors may withdraw their support and if one does not become effective by May 1, 2008, our Plan Support Agreement will expire.
     The Disclosure Statement contains certain information about the Debtors’ prepetition operating and financial history, the events leading up to the commencement of the Bankruptcy Cases, and significant events that have occurred during the Bankruptcy Cases. The Disclosure Statement also describes the terms and provisions of the Plan including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.
Continuation as a Going Concern
     Our financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those recorded in our financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Our financial statements as of September 30, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of our reorganization.
     Our continuation as a going concern is contingent upon our ability to: (i) comply with the terms and conditions of the DIP Credit Agreement; (ii) obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) generate sufficient cash flow from operations, and (iv) obtain financing sources to meet our future obligations. Although we are taking steps to achieve these objectives, there is no assurance that we will be successful in doing so or that any measures that are achievable will result in sufficient improvement to our financial position. Accordingly, until such time as we emerge from bankruptcy, there is no certainty about our ability to continue as a going concern. If our reorganization is not completed successfully, we could be forced to sell a significant portion of our assets to retire debt outstanding or, under certain circumstances, to cease operations.

DCC Notes
     At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC notes for a period of 24 months (or until the effective date of Dana’s plan of reorganization), during which time DCC is endeavoring to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the notes and (ii) DCC agreed to pay the forbearing noteholders their pro rata share of any excess cash it maintains in the U.S. greater than $7.5 on a quarterly basis. At September 30, 2007, the amount of principal outstanding under the DCC notes was $138. In October 2007, DCC made a $5 payment to the forbearing noteholders, consisting of $2 of principal and $3 of interest.
     Contemporaneously with the execution of the Forbearance Agreement, Dana and DCC executed a Settlement Agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Dana to DCC of $325 (the DCC Claim). Under the Plan, upon emergence, the Debtors propose to satisfy DCC’s outstanding liability for the then-outstanding DCC notes in full satisfaction of the DCC Claim.
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
Trends in Our Markets
North American Light Vehicle Market
Production Levels
     North American light vehicle production levels were 2.9% higher in the third quarter of 2007 than in the third quarter of 2006, and 2.5% lower for the first nine months of 2007 compared to 2006. In the light truck segment, third quarter production levels were up 8.2% over 2006, while nine-month production was up about 1%. The comparatively higher third quarter production is due to a number of our major light truck customers significantly reducing 2006 production levels to bring inventory levels in line with unit sales. Within the light truck segment, while overall production was slightly up in the first nine months of 2007, production of medium and full size pick-up trucks and SUVs declined due to consumer concerns about high fuel prices and increased preferences for more fuel efficient CUVs. The light truck platforms which generate the highest sales for us are primarily medium and full size pick-up trucks and SUVs; however, a number of our newer programs involve CUVs (source: Global Insight).

     Lower light truck production levels during the second half of 2006 helped bring inventory levels down. Days supply of light truck inventories in the U.S. was 67 at September 30, 2007 as compared to 76 at the same time a year ago. Light truck U.S. sales in the third quarter of 2007 were down only slightly from this year’s second quarter, as higher incentives were introduced. Combined with lower segments production, inventory of 67 days improved from 76 at June 30, 2007. While inventories are currently in line with sales, high fuel prices and a weaker housing market could put potential pressure on fourth quarter sales — leading to a cautious near term outlook for light truck production levels (source: Wards Automotive).
     Overall North American light vehicle production in 2007 is currently forecast to be around 15.0 million units, slightly lower than 2006 production of 15.3 million units (source: Global Insight & Wards Automotive).
OEM Mix
     The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for 77% of light truck production in North America in the first nine months of 2006. Their share of nine-month 2007 production was 75% (source: Global Insight). While our current bankruptcy reorganization has provided us with some relief from the price reduction pressures applied by these major customers, we expect any continuing loss of their market shares could result in renewed pricing pressure in order for us to retain existing business and be awarded new business. Our product profitability initiative discussed in “Business Strategy” above specifically addresses our efforts to improve our pricing.
Commodity Costs
     Another challenge we face is the high cost of steel and other raw materials, which has had a significant adverse impact on our results, and those of other North American automotive suppliers, for over three years. Steel suppliers began assessing price surcharges and increasing base prices during the first half of 2004, and prices since then have remained at considerably higher levels.
     Two commonly used market-based indicators — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. Average scrap steel prices on the Tri Cities index during 2007 were nearly twice the scrap prices at the end of 2003, and spot market hot-rolled sheet steel prices during 2007 are about one and a half times higher. After subsiding some during the second half of 2006, scrap prices on the Tri Cities index increased in 2007 — with the average price for the first nine months of 2007 being about 5% higher than the average for the comparable 2006 period. In the case of hot-rolled steel, spot prices during the first six months of 2007 have dropped, with average nine month 2007 spot prices about 12% lower than the comparable 2006 period. At current consumption levels, we estimate that our annualized cost of raw steel is approximately $140 higher than it would have been using prices at the end of 2003. We have taken actions to mitigate the impact of these increases, including consolidating purchases, taking advantage of our customers’

resale programs where possible, finding new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades.
     During the latter part of 2005 and throughout 2006, cost increases for raw materials other than steel were also significant. Average prices for nickel (which is used to manufacture stainless steel) and aluminum increased significantly, up about 60% and 37% over 2005 prices. During the first nine months of this year, aluminum prices declined about 7% from the beginning of the year. Nickel prices continued to increase through May but have declined since then to a level at September 30, 2007 that is about 20% below that at the start of the year. On a nine month year-to-date basis, aluminum prices in 2007 were about 7% higher than 2006, while stainless steel prices were up around 65%.
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
North American Commercial Vehicle Market
Production Cyclicality
     The North American commercial vehicle market was strong during 2006, primarily due to pre-buying of heavy-duty (Class 8) and medium-duty (Class 5-7) trucks in advance of the more stringent U.S. emission regulations that took effect at the beginning of 2007 and increased the prices of these trucks. As a result of the pre-buying, North American commercial vehicle truck build was expected to be down considerably in 2007.
     Third quarter 2007 production of Class 8 vehicles in North America was down about 52% from the third quarter of 2006, and Class 5-7 medium-duty production was down 28% for the same period. Class 8 and medium-duty order backlogs at September 30, 2007 were off 54% and 62% from the same time last year. Full year 2007 production of Class 8 vehicles is expected to be around 200,000 units, compared to 369,000 units in 2006, and medium-duty truck build is forecast at about 200,000 units in 2007 compared to 265,000 units in 2006 (source: ACT).

Commodity Costs
     The high commodity costs, in particular steel, affecting the North American light vehicle market have also impacted the commercial vehicle market, but this impact has been partially mitigated by our ability to recover material cost increases from our Commercial Vehicle customers.
New Business
     A continuing major focus for us is growing our revenue through new business. Based on awards to date, we expect net new business to contribute approximately $270 and $165 to our sales in 2007 and 2008. Our level of net new business is lower in 2007 than in recent years. This is due, in part, to the end of some of our larger customer programs in 2006, including programs to supply certain structural products to Ford and certain axle products to a GM affiliate in Australia. Our 2008 net new business projection takes into consideration sales reductions that we anticipate next year due to the co-sourcing of a structural products program with Ford. While continuing to support Ford, GM and Chrysler, we are striving to diversify our sales across a broader customer base. Approximately 80% of our current book of net new business involves customers other than Ford, GM and Chrysler, and approximately 90% of this business is with other automotive manufacturers based outside North America.
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
     As indicated in Note 3 to the financial statements in Item 1 of Part I, during the first nine months of 2007, the Debtor companies (comprised of our U.S. operations other than DCC), incurred pre-tax losses from continuing operations of $192, including $163 of net reorganization costs. After adjusting for the reorganization items, the pre-tax loss was $29 for the first nine months of the year, with the third quarter of 2007 showing pre-tax loss before reorganization items of $3. While the third quarter results benefited from some nonrecurring currency transaction gains, the results include improvement due to the customer pricing, employee and retiree benefits, and SG&A reorganization actions discussed earlier in this section. The cost savings associated with most of the benefits program modifications under the settlement agreement with the unions are not reflected in the 2007 results. Similarly, the benefits of the manufacturing footprint actions are longer-term. With the addition of these cost savings we expect to see continued improvement in U.S. profitability.

Results of Operations — Summary (Third Quarter 2007 versus Third Quarter 2006)

	For the Three Months Ended
	September 30,
	2007	2006	Change
Net sales	$2,130	$2,009	$121
Cost of sales	2,017	1,952	65

Gross margin	113	57	56
Selling, general and administrative expenses	79	85	(6)

Gross margin less SG&A*	34	(28)	62

Other costs and expenses
Realignment charges	$6	$2	$4
Impairment of other assets		211	(211)
Other income, net	30	44	(14)

Total expense (income)	(24)	169	(193)

Income (loss) from continuing operations before interest, reorganization items and income taxes	$58	$(197)	$255

Loss from continuing operations	$(64)	$(272)	$208

Loss from discontinued operations	$(5)	$(84)	$79

Net loss	$(69)	$(356)	$287

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting schedules.

Results of Operations (Third Quarter 2007 versus Third Quarter 2006)
     The tables below show changes in our sales by geographic region, business unit and segment for the three months ended September 30, 2007 and 2006.
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
North America	$1,155	$1,213	$(58)	$8	$(31)	$(35)
Europe	526	429	97	38		59
South America	277	221	56	22		34
Asia Pacific	172	146	26	18	(5)	13

Total	$2,130	$2,009	$121	$86	$(36)	$71

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
ASG
Axle	$657	$501	$156	$28	$	$128
Driveshaft	291	279	12	16		(4)
Sealing	173	164	9	6		3
Thermal	69	65	4	5		(1)
Structures	257	257		6		(6)
Other	8	14	(6)			(6)

Total ASG	1,455	1,280	175	61		114

HVTSG
Commercial Vehicle	303	435	(132)	4	(36)	(100)
Off-Highway	371	288	83	21		62

Total HVTSG	674	723	(49)	25	(36)	(38)

Other Operations	1	6	(5)			(5)

Total	$2,130	$2,009	$121	$86	$(36)	$71

Regional Review
     Total sales of $2,130 in the third quarter of 2007 were $121 higher than in the third quarter of 2006. Currency translation effects, primarily from a stronger euro, increased sales by $86, while divestitures reduced year over year sales by $36. New business and higher overall production levels in certain of our key markets resulted in an organic sales increase of $71.

     The third quarter of 2007 organic sales decline of 2.9% in North America was driven primarily by lower production in the commercial vehicle markets. Production levels of Class 8 trucks were down 52% and medium-duty production was 28% lower compared to the third quarter of 2006. North American light vehicle production in the third quarter of 2007 was up 2.9% compared to the same period in 2006. Also, partially offsetting the commercial vehicle production decreases was the impact of higher pricing from our reorganization initiatives which contributed about $45 as discussed in the “Business Strategy” section.
     In Europe, the sales increase of $97 included a positive translation impact of $38 — mostly from a stronger euro. The organic increase of $59 was in large part due to strong production levels in the off-highway market where we have a significant European presence and to new business with European customers. The organic sales increase in South America was due to higher light vehicle production levels and new customer programs.
Business Segment Review
     Reorganization-related pricing improvements contributed approximately $42 to organic sales in our ASG segments in third quarter of 2007, with the remainder coming from higher production levels and new business. In our Axle segment, pricing improvements and new business programs generated the higher sales. Our Driveshaft segment sells to the commercial vehicle market as well as the light vehicle market. The significant decline in commercial vehicle production levels more than offset stronger light duty production levels leading to a slight decline in this unit’s organic sales. Neither the Thermal nor Sealing segment benefited significantly from pricing improvement or new business; consequently, the organic sales change in these operations was primarily due to production level changes and business mix. In Structures, higher sales due to stronger production levels and improved pricing were offset by the expiration of a frame program with Ford in 2006.
     In HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 23% in this segment was primarily due to the drop in North American production levels. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, this segment’s sales also benefited from the stronger euro.

     The chart below shows our business unit and segment margin analysis for the three months ended September 30, 2007 and 2006:

	As a Percentage of Sales		Increase /
	2007	2006	(Decrease)
Gross margin:
ASG	4.6%	3.0%	1.6%
Axle	2.8	(1.0)	3.8
Driveshaft	5.7	9.4	(3.7)
Sealing	11.0	13.6	(2.6)
Thermal	7.5	9.3	(1.8)
Structures	3.9	(4.7)	8.6

HVTSG	9.0	7.7	1.3
Commercial Vehicle	6.6	5.0	1.6
Off-Highway	10.6	11.2	(0.6)

Selling, general and administrative expenses:
ASG	2.8%	3.9%	(1.1)%
Axle	2.3	2.6	(0.3)
Driveshaft	1.8	3.6	(1.8)
Sealing	7.0	7.6	(0.6)
Thermal	5.0	3.4	1.6
Structures	1.4	2.1	(0.7)

HVTSG	3.3	3.2	0.1
Commercial Vehicle	3.9	3.1	0.8
Off-Highway	2.3	2.5	(0.2)

Gross margin less SG&A:*
ASG	1.8%	(0.9)%	2.7%
Axle	0.5	(3.6)	4.1
Driveshaft	3.9	5.8	(1.9)
Sealing	4.0	6.0	(2.0)
Thermal	2.5	5.9	(3.4)
Structures	2.5	(6.8)	9.3

HVTSG	5.7	4.5	1.2
Commercial Vehicle	2.7	1.9	0.8
Off-Highway	8.3	8.7	(0.4)

Consolidated	1.6	(1.4)	3.0

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting structures.

     In ASG, gross margin less SG&A was 1.8% as compared to the (0.9)% in the third quarter of 2006. In the Axle segment, gross margin less SG&A as a percent of sales was up 4.1% from 2006. The reorganization related pricing improvement contributed approximately $17 to 2007 margin. Although sales in this segment were stronger, adverse sales mix — higher sales on programs with lower margins — negatively impacted margins. Gross margin less SG&A in the Driveshaft segment was down 1.9%. In addition to the light vehicle market, this segment supplies product to the commercial vehicle market where production levels in 2007 were down substantially. Driveshaft sales to the North American commercial vehicle market were approximately $35 lower than last year. This decline was partially offset by higher sales to the light vehicle market. Margins on sales to the light vehicle market, however, are lower, resulting in an overall margin decline. Also negatively impacting margins were higher premium freight and warranty costs of $4. Benefiting margins was customer pricing improvement of about $5. In the Sealing segment, the margin reduction of 2.0% of sales was due principally to higher material costs for stainless steel and nickel. Higher raw material costs, most notably aluminum, also reduced margins in our Thermal segment. Margins in Thermal were also negatively impacted by start-up costs associated with new operations in Hungary and Mexico and some new program launch costs. The Structures segment had quarter-over-quarter gross margin less SG&A improvement of 9.3%, primarily due to $16 of pricing improvement.
     Gross margin less SG&A in HVTSG improved from 4.5% in the third quarter of 2006 to 5.7% in the third quarter of 2007. Commercial Vehicle gross margin less SG&A as a percent of sales improved 0.8% as the margin reduction associated with the lower production levels and loss of the trailer axle business was more than offset by pricing improvement of $5, lower material and warranty costs, and reduced SG&A. Price increases with certain major customers in this segment were implemented in the second half of 2006, with additional pricing improvement coming from the reorganization actions discussed in the “Business Strategy” section. In the Off-Highway segment, there was a margin decline of 0.4% of sales. The margin improvement from higher sales was partially offset by higher warranty costs of $4. The 2006 results of this segment benefited from $3 of one-time benefits. Exclusive of these benefits, year-over-year margins improved by 0.6%.
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 1.4% for the third quarter of 2007 as compared to 2.5% in the same period in 2006, thereby contributing to the 3.0% improvement in consolidated gross margin less SG&A. The margin improvement was due primarily to lower employee benefit costs resulting from the actions discussed in the “Business Strategy” section and to manpower and other cost reductions.
Realignment Charges
     Realignment charges during the third quarter of 2007 were primarily costs incurred in connection with the continuing manufacturing footprint optimization actions described in the “Business Strategy” section.

Other Income (Expense)
     During 2007, certain intercompany loans receivable held by the Debtors that were previously designated as invested indefinitely were identified for repayment through near-term repatriation actions. As a consequence, exchange rate movements on these loans generated currency gains of $21 during the third quarter offset by other currency losses, net, of $4. The increase resulting from the higher foreign exchange gains on these loans was more than offset by lower DCC income of $16 and the inclusion in 2006 of $15 of gains from divestitures. See Note 17 to the financial statements in Item 1 of Part I for additional components of other income.
Interest Expense
     As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the three month periods ended September 30, 2007 and 2006 on these obligations amounted to $27 in 2007 and 2006.
Reorganization Items
     Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. Higher professional advisory fees in 2007 were due in part to costs associated with the completion of the settlement agreements with the unions and the filing of our Plan. Higher contract rejection and claim settlement costs resulted from specific actions relative to contract settlements to facilitate the reorganization process.
Income Tax Benefit (Expense)
     Based on our likely inability to realize U.S. deferred tax assets, except as described below, we did not recognize tax benefits on U.S. losses generated during 2007 and 2006. This is the principal reason that tax benefit of $3 for the three months ended September 30, 2007 is significantly less than the $23 of expected benefit derived by applying a marginal tax rate of 35%. As a result of the significant amount of OCI reported for the three months ended September 30, 2007, we recognized a U.S. tax benefit of $34 in continuing operations for the same period. (See Note 16 to the financial statements in Item 1 of Part I for additional information regarding the determination of this benefit.) The inability to recognize U.S. tax benefits in 2006 was the primary reason that we recorded tax expense of $20 on $246 of pre-tax losses from continuing operations in the third quarter of 2006.

Results of Operations — Summary (Year-to-Date 2007 versus Year-to-Date 2006)

	For the Nine Months Ended
	September 30,
	2007	2006	Change
Net sales	$6,564	$6,506	$58
Cost of sales	6,201	6,209	(8)

Gross margin	363	297	66
Selling, general and administrative expenses	263	315	(52)

Gross margin less SG&A*	100	(18)	118

Other costs and expenses
Realignment charges	$159	$4	$155
Impairment of other assets		226	(226)
Other income, net	108	114	(6)

Total expense	51	116	(65)

Income (loss) from continuing operations before interest, reorganization items and income taxes	$49	$(134)	$183

Loss from continuing operations	$(205)	$(408)	$203

Loss from discontinued operations	$(89)	$(102)	$13

Net loss	$(294)	$(510)	$216

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting schedules.

Results of Operations (Year-to-Date 2007 versus Year-to-Date 2006)
     The tables below show changes in our sales by geographic region, business unit and segment for the nine months ended September 30, 2007 and 2006.
Geographical Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
North America	$3,680	$3,983	$(303)	$8	$(63)	$(248)
Europe	1,663	1,387	276	128	(23)	171
South America	736	641	95	38		57
Asia Pacific	485	495	(10)	41	(18)	(33)

Total	$6,564	$6,506	$58	$215	$(104)	$(53)

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change
ASG
Axle	$1,984	$1,704	$280	$60	$20	$200
Driveshaft	884	849	35	38	23	(26)
Sealing	539	519	20	18		2
Thermal	220	220		8		(8)
Structures	806	914	(108)	12		(120)
Other	20	74	(54)		(24)	(30)

Total ASG	4,453	4,280	173	136	19	18

HVTSG
Commercial Vehicle	950	1,291	(341)	11	(123)	(229)
Off-Highway	1,158	918	240	68		172

Total HVTSG	2,108	2,209	(101)	79	(123)	(57)

Other Operations	3	17	(14)			(14)

Total	$6,564	$6,506	$58	$215	$(104)	$(53)

Regional Review
     Total sales of $6,564 in the first nine months of 2007 were $58 higher than in the comparable period of 2006. Currency translation effects, primarily from a stronger euro, increased sales, partially offsetting the lower sales due to divestitures and the overall organic sales decline associated with reduced production levels in certain of our key markets. The 2006 acquisition of the axle and driveshaft operations of our former Mexican joint venture provided additional sales in 2007. However, these higher sales were more than offset by the divestiture of our trailer axle business in January 2007, which had a $123 negative impact on sales for the first nine months of 2007.

     The first nine months of 2007 organic sales decline of 6.2% in North America reflects lower production levels. In the commercial vehicle market, production levels of Class 8 trucks were down 42% and medium-duty production was 20% lower. Light truck production levels in North America were up slightly at 1%; however, declines on some of our key platforms and expiration of certain customer programs resulted in reduced organic sales. Partially offsetting the production-driven decreases was the impact of higher pricing from our reorganization initiatives of about $118 as discussed in the “Business Strategy” section.
     In Europe, the sales increase of $276 included a positive translation impact of $128 — mostly from a stronger euro. The organic increase of $171 was in large part due to strong production levels in the off-highway market where we have a significant European presence and to contributions from new business. The organic sales reduction in the Asia Pacific region was due primarily to the expiration of an axle program in mid-2006 with a subsidiary of GM.
Business Segment Review
     Most of our ASG segments were impacted negatively in the first nine months of 2007 by the lower production levels in the North American light vehicle market. The exception was our Axle segment where higher sales from new business more than offset the impact from lower production levels. Lower organic sales in the Driveshaft segment were due principally to lower commercial vehicle production levels. In Structures, the sales decline was due to lower production levels and to the expiration of a frame program with Ford in 2006. ASG sales benefited by about $110 from the pricing initiatives discussed in the “Business Strategy” section.
     In the HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 18% in this segment was primarily due to lower North American production levels. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, this segment’s sales particularly benefited from the stronger euro.

     The chart below shows our business unit and segment margin analysis for the nine months ended September 30, 2007 and 2006:

	As a Percentage of Sales		Increase /
	2007	2006	(Decrease)
Gross margin:
ASG	4.9%	5.5%	(0.6)%
Axle	2.0	0.9	1.1
Driveshaft	6.1	11.7	(5.6)
Sealing	12.8	14.6	(1.8)
Thermal	9.5	14.7	(5.2)
Structures	5.5	1.2	4.3

HVTSG	9.0	7.6	1.4
Commercial Vehicle	5.7	4.5	1.2
Off-Highway	11.5	11.7	(0.2)

Selling, general and administrative expenses:
ASG	2.9%	3.7%	(0.8)%
Axle	2.2	2.4	(0.2)
Driveshaft	1.9	3.7	(1.8)
Sealing	6.7	6.9	(0.2)
Thermal	4.9	3.6	1.3
Structures	1.7	1.9	(0.2)

HVTSG	3.3	3.3
Commercial Vehicle	3.7	3.2	0.5
Off-Highway	2.3	2.6	(0.3)

Gross margin less SG&A:*
ASG	2.0%	1.8%	0.2%
Axle	(0.2)	(1.5)	1.3
Driveshaft	4.2	8.0	(3.8)
Sealing	6.1	7.7	(1.6)
Thermal	4.6	11.1	(6.5)
Structures	3.8	(0.7)	4.5

HVTSG	5.7	4.3	1.4
Commercial Vehicle	2.0	1.3	0.7
Off-Highway	9.2	9.1	0.1

Consolidated	1.5	(0.3)	1.8

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2006 to the 2007 reporting structures.

     In ASG, gross margin less SG&A improved from 1.8% in the first nine months of 2006 to 2.0% in the first nine months of 2007. Organic sales in 2007 for ASG were comparable to 2006, with business mix contributing to lower margins in 2007. Offsetting the business mix decline was margin improvement from increased pricing of about $110. In the Axle segment, net margins as a percent of sales improved by 1.3% from the first nine months of 2006. Pricing actions benefited margins by about $43. However, this benefit was largely offset by adverse sales mix. The higher sales were mostly on newer programs with lower overall margins. As such, these sales masked the sales reduction resulting from lower production levels on existing higher margin programs. Gross margin less SG&A in the Driveshaft segment was down significantly — 3.8%. The Mexican driveshaft operation that was acquired in mid-2006 generated losses of $7, in part due to start up costs associated with the transition of business from the U.S. This segment also sells to the commercial vehicle market, where production levels were down more significantly than in the light vehicle market. Further adding to the mix factor, margins on Driveshaft commercial vehicle sales are higher than on light vehicle sales. Margins in the Driveshaft operations have also been negatively impacted by new program launch costs, premium freight and other manufacturing inefficiencies. Partially offsetting the above margin reductions in Driveshaft was pricing action improvement of $14. In the Sealing segment, the margin reduction of 1.6% of sales was due principally to higher material costs for stainless steel and nickel. Higher raw material costs, most notably aluminum, also reduced margins in our Thermal segment. Margins in Thermal were also negatively impacted by the lower production levels, start-up costs associated with a new operation in Hungary and some new program launch costs. The Structures segment achieved year-over-year net margin improvement of 4.5%. More than offsetting the impact from lower sales was $50 of increased margin from pricing improvement and $9 from one-time program cost recoveries.
     Gross margin less SG&A in HVTSG improved from 4.3% in the first nine months of 2006 to 5.7% in the first nine months of 2007. Commercial Vehicle net margins as a percent of sales improved 0.7% as the margin reduction associated with the lower production levels and loss of the trailer axle business was more than offset by pricing improvement, lower material costs and reduced SG&A. Price increases with certain major customers in this segment were implemented in the second half of 2006, with additional pricing improvement from the reorganization actions discussed in the “Business Strategy” section effectuated during this year’s first nine months. The year-over-year margin improvement from pricing amounted to $20. In the Off-Highway segment, the margin improvement of 0.1% of sales was due primarily to higher sales volume. Lower material costs improved margins, but this was largely offset by higher warranty cost.
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 1.7% for the first nine months of 2007 as compared to 3.0% in the same period in 2006, thereby contributing to the 1.8% improvement in consolidated gross margin less SG&A. 2006 included approximately $3 of higher costs associated with advisory and other fees incurred in connection with the arrangement of replacement financing and other projects which were discontinued with our bankruptcy filing in March 2006. The lower corporate and other expenses as a percent of sales in 2007 reflect manpower, employee benefits, and other cost reductions and net reductions to medical and long-term disability accruals in 2007.

Realignment Charges
     Realignment charges during the first nine months of 2007 were primarily costs incurred in connection with the continuing manufacturing footprint optimization actions and $136 of costs relating to settlement of pension obligations in the U.K., both of which are described in the “Business Strategy” section.
Other Income (Expense)
     Other income in 2007 was $6 lower than 2006. Although currency gains increased income by $34, this was more than offset by DCC income that was down by $21, an expense of $11 associated with settling a contractual matter with an investor in one of our equity investments and net reductions in other items.
Interest Expense
     As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are now subject to compromise. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-filing interest expense not recognized in the first nine months of 2007 on these obligations amounted to $81, compared to $62 not recognized for this period in 2006.
Reorganization Items
     Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. Reorganization items recorded in the nine months ended September 30, 2006 included debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement that were one-time charges associated with the initial phase of the reorganization. In the first nine months of 2007, in lieu of these one-time charges, the reorganization items consisted primarily of higher ongoing professional advisory fees due to an increased level of reorganization initiatives and the activities of the official committees appointed by the Bankruptcy Court. Additionally, the 2007 reorganization items include higher charges associated with contract rejections and claims settlements incurred to facilitate the reorganization process.
Income Tax Benefit (Expense)
     As a result of the significant amount of OCI reported for the nine months ended September 30, 2007, we recognized a U.S. tax benefit of $60 in continuing operations for the same period. (See Note 16 to the financial statements in Part 1 of Item I for additional information regarding the determination of this benefit.) The continuing inability to recognize tax benefits in the U.K. offset this item as the substantial operating loss in the U.K., which included the $136 of charges related to the curtailment and subsequent settlement of pension plans, generated no tax effects. Accordingly, the tax expense of $15 is significantly less than the $71 of expected benefit derived by applying a marginal tax rate of 35%. The inability to recognize benefits in the U.S. and the U.K. in 2006 was the primary reason that we recorded tax expense of $78 versus an expected benefit of $118 derived by applying a marginal tax rate of 35% to a pre-tax loss from continuing operations of $337 in the first nine months of 2006.

Discontinued Operations
     In October 2005, our Board of Directors approved the divestiture of our engine hard parts, fluid products and pump products operations and we started to report these businesses as discontinued operations. The engine hard parts business was sold in March 2007 and the fluid products hose and tubing business was sold in July and August 2007. The coupled fluid products business was sold in September 2007. We are continuing to pursue the sale of our pump products business, with a portion of this business having been sold in October 2007.
     The net sales and the income (loss) from discontinued operations of these businesses for the three and nine months ended September 30, 2007 and 2006, aggregated by operating segment, are shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales
ASG
Engine	$—	$178	$130	$532
Fluid	39	126	277	374
Pump	22	30	70	81

Total Discontinued Operations	$61	$334	$477	$987

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income (Loss)
ASG
Engine	$—	$(35)	$(63)	$(54)
Fluid	(2)	(26)	(4)	(39)
Pump		(9)	(15)	(8)

Total ASG	(2)	(70)	(82)	(101)
Other	(3)	(14)	(7)	(1)

Total Discontinued Operations	$(5)	$(84)	$(89)	$(102)

     The three months ended September 30, 2007 results of Fluid include a gain of $9 on the completion of the divestiture of these operations. The nine-month 2007 net loss in Engine includes a loss of $43 on the sale of the engine hard parts business, while the nine-month net loss in Pump includes a charge of $17 for settlement of pension obligations in the U.K. (see Note 6 in Item 1 of Part I of this report). The 2006 losses in these operations include impairment charges as we adjusted the underlying net assets of the business to their net fair value less cost to sell, as determined based on the expected sale proceeds.

Liquidity
     During 2007, we have taken the following steps to ensure adequate liquidity for all of our operations for the expected duration of the Chapter 11 proceedings, including the funding of our realignment initiatives.
•	Increased the size of our DIP Credit Agreement;

•	Negotiated settlements with the Retiree Committee and the IAM related to postretirement, non-union benefits;

•	Sold our equity interest in GETRAG to our joint venture partner;

•	Sold our engine hard parts and fluid products businesses;

•	Sold our trailer axle business; and

•	Established a $225 five-year accounts receivable securitization program with respect to our European operations.
     As a result of these actions, we believe that our liquidity will be adequate to finance our business through our emergence from bankruptcy.
     The following table summarizes our global liquidity at September 30, 2007:

Cash	$1,035
Less:
Deposits supporting obligations	(95)
Cash in less than wholly-owned subsidiaries	(78)

Available cash	862
Additional cash availability from:
Lines of credit in the U.S., Canada and Europe	321
Letters of credit from these lines allowing additional international borrowing	60

Total global liquidity	$1,243

     A summary of the changes in cash and cash equivalents for the nine months ended September 30, 2007 and 2006 is shown in the following tables:

Cash flow summary:	2007	2006
Cash and cash equivalents at beginning of period	$704	$762

Cash provided by (used in) operating activities	(231)	14
Cash provided by (used in) investing activities	416	(149)
Cash provided by financing activities	91	147

Increase in cash and cash equivalents	276	12
Impact of foreign exchange and discontinued operations	55	11

Cash and cash equivalents at end of period	$1,035	$785

Operating activities:	2007	2006
Net loss	$(294)	$(510)
Depreciation and amortization	209	206
Impairment and divestiture-related charges	1	325
Non-cash portion of U.K. pension charge	60
Reorganization items, net of payments	59	49
Payments to VEBAs for postretirement benefits	(27)
Other	(63)	(85)

	(55)	(15)
Changes in working capital	(176)	29

Cash flows provided by (used in) operating activities	$(231)	$14

     Cash of $231 was used by operating activities in the first nine months of 2007 as compared to cash of $14 provided in the same period of 2006. We typically experience an increase in working capital during the first nine months of the year due primarily to trade receivables being customarily lower at the end of the calendar year as our OEM customers’ production levels are lighter during the holiday season. During the first nine months of 2007, receivables, as expected, increased by $180, which was higher than the first nine months of 2006 — in part due to slightly higher third quarter sales in 2007 and price increases achieved as part of our bankruptcy initiatives. Inventory used cash of $50 in 2007, which was slightly higher than the use of $35 in 2006. Increased accounts payable in 2007, due in part to seasonality, partially offset the increases in receivables and inventory. The increase in payables during the first nine months of 2006 more than offset the increase in receivables and inventory as the bankruptcy filing in March 2006 precluded the payment of a large portion of the pre-petition accounts payable. Operating cash flow, exclusive of working capital, was lower in 2007 in large part due to a payment of $93 to settle pension obligations in the U.K. and $27 of payments to VEBAs in connection with reorganization-related benefit reduction actions in the U.S. These uses were partially offset by improved operating margins — sales, less cost of sales and SG&A expense.

Investing activities:	2007	2006
Purchases of property, plant and equipment	$(140)	$(239)
Proceeds from sale of businesses	390
Proceeds from sale of DCC assets and partnership interests	104
Proceeds from sale of other assets	7	54
Acquisition of business, net of cash acquired		(17)
Payments received on leases and loans	8	20
Decrease in restricted cash	3
Other	44	33

Cash flows provided by (used in) investing activities	$416	$(149)

     Divestitures of the engine hard parts, fluid products and trailer axle businesses and the sale of our investment in GETRAG provided cash of $390 in the first nine months of 2007. Proceeds from DCC investment-related actions generated $104. Expenditures for property, plant and equipment were lower than last year in part due to timing. Capital investment in last year’s first nine months was higher because we had delayed some expenditures from the second half of 2005. Redeployment of assets from closed facilities and some program cancellations have also contributed to lower 2007 capital spend. DCC cash is restricted by the Forbearance Agreement discussed in Note 2 to our financial statements in Item 1, Part I and decreased by $3 from year-end.

Financing activities:	2007	2006
Net change in short-term debt	$3	$(550)
Proceeds from debtor-in-possession facility	200	700
Proceeds from European Securitization Program	30
Reduction in DCC Medium Term Notes	(129)
Other	(13)	(3)

Cash flows provided by financing activities	$91	$147

     During the first nine months of 2007, we borrowed an additional $200 under the DIP Credit Agreement. We also borrowed GBP 35 ($67) under a short-term financing arrangement in the U.K. to facilitate the restructuring of our pension obligations. The proceeds from this U.K. borrowing were placed in escrow and were used to satisfy the settlement payment in April 2007. During the third quarter of 2007, this loan was repaid. In the first nine months of 2006, we borrowed $700 under the DIP Credit Agreement in connection with our bankruptcy filing. These proceeds were used in part to repay obligations under our previous bank facility and an accounts receivable securitization program.
     Pursuant to the Forbearance Agreement with DCC noteholders, proceeds from the sale of DCC assets are remitted to the noteholders at the beginning of each month following the end of the calendar quarter, resulting in the reduction in DCC term notes.

Financing Activities
Cash and Cash Equivalents
     At September 30, 2007, cash and cash equivalents held in the U.S. amounted to $381. Included in this amount was $72 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC of $12 is restricted under the terms of the Forbearance Agreement discussed in Note 2 to our financial statements in Item 1, Part I and is reported separately as restricted cash.
     At September 30, 2007, cash and cash equivalents held outside the U.S. amounted to $654. Included in this amount was $23 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure certain employee benefit obligations. These deposits are not considered restricted cash as they could be replaced by letters of credit under our DIP Credit Agreement (discussed in Note 13 to our financial statements in Item 1 of Part I). Availability at September 30, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, at September 30, 2007, $78 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
Intercompany Loans
     Certain of our international operations had intercompany loan obligations to the U.S. totaling $529 at September 30, 2007. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities, (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes and (iii) from certain entities having declared a dividend in kind in the form of a note payable. Of these intercompany loans, $254 are denominated in a foreign currency and no longer considered permanently invested as they are expected to be repaid in the near term. Accordingly, foreign exchange gains and losses on these loans are reported in other income (expense) rather than being recorded in other comprehensive income as translation gain or loss.

Credit Agreements
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
     At September 30, 2007, we had borrowed $900 under the DIP Credit Agreement and, based on our borrowing base collateral, had availability of $249 after deducting the $100 minimum availability requirement and $230 for outstanding letters of credit. All obligations under the DIP Credit Agreement will become due and payable no later than March 2008. We expect to refinance these obligations as part of our plan of reorganization. However, since refinancing these obligations on a long-term basis is not presently assured, we have classified the borrowings under the DIP Credit Agreement as a current liability at September 30, 2007.
     Canadian Credit Agreement
     Dana Canada and certain of its Canadian affiliates are parties to the Canadian Credit Agreement. The Canadian Credit Agreement provides for a $100 revolving credit facility, of which $5 is available for the issuance of letters of credit. At September 30, 2007, $2 was utilized under the facility for the issuance of letters of credit and there were no borrowings. Dana Canada must maintain a minimum availability of $20 under the Canadian Credit Agreement. Based on Dana Canada’s borrowing base collateral, at September 30, 2007, it had availability of $65 after deducting the $20 minimum availability requirement and $2 for outstanding letters of credit.
     European Receivables Loan Facility
     In July 2007, certain European subsidiaries of Dana established a five-year accounts receivable securitization facility under which the euro equivalent of up to $225 in financing will be available to those subsidiaries when the securitization processes are completed in all countries. At September 30, 2007, there was availability of $37 in countries that have started securitization and there were borrowings under this facility equivalent to $30 recorded as notes payable. The proceeds from the borrowings were used for operations and the repayment of intercompany debt.
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

     In connection with the restructuring of our U.K. pension obligations (see Note 6 to our financial statements in Item 1 of Part I), we borrowed GBP 35 under a short-term interim bank loan. As of September 30, 2007, this bank loan had been repaid.
Post-emergence Financing
     Under our Plan, the Debtors propose to finance their operations post-emergence through a senior secured credit exit facility that will include funded commitments not to exceed $1,500 and certain unfunded commitments. These funds, along with proceeds from the investment by Centerbridge and other investors under the Investment Agreement, will be available to refinance the existing DIP credit facility and satisfy other emergence cash requirements.
Cash Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. In Item 7 of our 2006 Form 10-K, we presented our cash obligations for certain items based on the original payment terms. In addition, we indicated that the amounts and timing of future payments for non-pension employee benefit obligations are dependent upon an approved plan of reorganization. We have entered settlement agreements covering significant portions of these non-pension obligations, primarily with our two largest unions, but execution of the settlements is contingent upon emergence from bankruptcy and the funding of related contributions to union-sponsored VEBAs. Other liabilities subject to compromise, excluding certain obligations expected to pass to the reorganized company, will be settled at emergence. Our debt structure will change significantly and the structure and timing of the new debt obligations are unknown at this time. Due to these and other uncertainties surrounding approval of a final plan of reorganization, we are unable to estimate our future cash obligations.
Contingencies
Impact of Our Bankruptcy Filing
     During our Chapter 11 reorganization proceedings, most actions against us relating to pre-petition liabilities are automatically stayed. Substantially all of our pre-petition liabilities will be addressed under our plan of reorganization or pursuant to orders of the Bankruptcy Court.

Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming Dana’s Chief Executive Officer, Michael J. Burns and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, the lead plaintiff alleged violations of the U.S. securities laws and claimed that the price at which Dana’s shares traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied the lead plaintiff’s motion for an order partially lifting the statutory discovery stay which would have enabled the plaintiff to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment.
     A shareholder derivative action entitled Roberta Casden v. Michael J. Burns, et al. was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006 on behalf of Dana. An amended complaint filed in August 2006 added non-derivative class claims on behalf of holders of Dana shares on the day of its bankruptcy filing alleging, among other things, that Dana’s bankruptcy filing had been made in bad faith. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. A second shareholder derivative action, Steven Staehr v. Michael J. Burns, et al., remains stayed in the U.S. District Court for the Northern District of Ohio.
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

Asbestos-Related Personal Injury Liabilities
     We had approximately 55,000 active pending asbestos-related product liability claims at September 30, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. The number of active pending claims was reduced as tort reform and other initiatives in the State of Mississippi resulted in the dismissal of 17,000 claims. Due to the nature of these dismissed claims, the impact on the estimated liability was not significant. On October 26, 2007, Dana filed a motion with the Bankruptcy Court seeking approval to resolve an additional 7,500 pending cases. The estimated total payments for these settlements, if all claimants are able to submit the required proof to support their claims, would approximate $2. We project costs for asbestos-related product liability claims using the methodology that is discussed in Note 17 to our consolidated financial statements in Item 8 of our 2006 Form 10-K. We had accrued $138 for indemnity and defense costs for pending and future claims at September 30, 2007.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos-related product liability claims. There were no commutations of insurance in the third quarter of 2007. At September 30, 2007, our liability for future demands under prior commutations was $11, bringing our total recorded liability for asbestos-related product liability claims to $149.
     At September 30, 2007, we had recorded $71 as an asset for probable recovery from our insurers for pending and projected asbestos-related product liability claims. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount recoverable from our insurers and others of $17 at September 30, 2007. The recoverable represents reimbursements for settled asbestos-related product liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers.
     Under the Plan, the Debtors propose that their asbestos-related personal injury claims be reinstated upon emergence and that the reorganized Debtors will defend, settle and resolve such pending claims and future demands in the ordinary course of business.
Other Product Liabilities
     We had accrued $11 for non-asbestos product liabilities at September 30, 2007, with no recovery expected from third parties. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental Liabilities
     We had accrued $60 for environmental liabilities at September 30, 2007. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Our estimates are made on an undiscounted basis and exclude the effects of inflation. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range. The difference between our minimum and maximum estimates for these liabilities was $1 at September 30, 2007. Included in this accrual are amounts relating to the Hamilton Avenue Industrial Park site in New Jersey, where we are one of four potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The Debtors are pursuing a final estimation of this claim through a court proceeding in the Bankruptcy Court. Previously, the Bankruptcy Court entered an order approving an estimation process and scheduling a hearing for January 2008 to determine the amount of the Debtors’ liability relating to the Hamilton Avenue Industrial Park site and certain other sites. However, the EPA filed and is prosecuting a motion in the United States District Court for the Southern District of New York seeking to have the estimation proceeding conducted in the District Court instead of the Bankruptcy Court. The EPA also has sought a 60-day extension of the estimation schedule established by the Bankruptcy Court. At this time, the court that will hear the estimation proceeding has not been determined. The Debtors do not expect this issue to delay their emergence from bankruptcy.
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including Dana. Through September 30, 2007, we had paid $47 to such claimants and collected $29 from our insurance carriers with respect to these claims. At September 30, 2007, we had a net receivable of $13 for the amount that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to such claims paid prior to the Filing Date.
Assumptions Regarding Asbestos-Related Liabilities
     The amounts we have recorded for asbestos-related liabilities and recoveries are based on assumptions and estimates reasonably derived from our historical experience and current information. The actual amount of our liability for asbestos-related claims and the effect on us could differ materially from our current expectations if our assumptions about the outcome of the pending unresolved asbestos-related product liability claims, the volume and outcome of projected future asbestos-related product liability claims, the outcome of claims relating to the CCR-negotiated settlements and costs to resolve these claims, or the amount of available insurance and surety bonds prove to be incorrect, or if U.S. federal legislation impacting asbestos personal injury claims is enacted. Although we have projected our liability for future asbestos-related product liability claims based upon historical trend data that we consider to be reliable, there is no assurance that our actual liability will not differ from what we currently project.

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
     We use several key assumptions to determine our obligations, funding requirements and expense for our defined benefit retirement plans. These key assumptions include the long-term estimated rate of return on plan assets and the interest rate used to discount the pension obligations. In connection with amending our pension plans for U.S. non-union employees during the second quarter of 2007, we remeasured the assets and liabilities of these plans using updated assumptions. Two of our U.S. plans were remeasured in the third quarter in connection with the recognition of some settlement costs and other actions. Our assumptions for other plans were last revised in December 2006.
     Expense of medical and life insurance benefits provided to U.S. retired employees under postretirement benefit plans will also be impacted by changes in our assumptions. The discount rate used to value these liabilities at the end of 2006 was 5.86%.
     Two actions necessitated the remeasurement of U.S. postretirement medical benefits — the elimination of retiree medical benefits for non-union employees on March 31, 2007 and the agreement with the Retiree Committee on behalf of U.S. non-union retirees in May 2007, which eliminated postretirement medical benefits in exchange for funding a retiree-sponsored VEBA. As a consequence of recognizing curtailment gains in the third quarter of 2007 in connection with a facility closure, postretirement medical obligations were again remeasured.
     As discussed in the “Business Strategy” section, we have reached agreements with our U.S. union employees on similar actions to utilize union-sponsored VEBAs to eliminate postretirement medical benefits and to freeze future benefit accruals under defined benefit pension plans. While approved by the Bankruptcy Court by an order entered on August 1, 2007, these actions will generally not be effective until our emergence from bankruptcy. As such, we do not expect to remeasure the effect of the approved benefit reductions on the assets and liabilities associated with these plans until emergence from bankruptcy.
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
     Based on the continued existence of the material weaknesses discussed in Item 9A of our 2006 Form 10-K, management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of September 30, 2007.
     For more information about the material weaknesses, their impact on our disclosure controls and procedures and our internal control over financial reporting and the actions we have taken or are planning to take to remediate them, see Item 9A of our 2006 Form 10-K and Item 4 of Part I of our first- and second-quarter 2007 Forms 10-Q. As of this filing, management has concluded that the material weakness described in our 2006 Form 10-K related to effective controls in connection with completeness and accuracy of certain accruals also extends to income tax accruals.
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
     During the third quarter of 2007, we took the following actions that management believes have materially strengthened our internal controls:

     In continuing to strengthen our financial and accounting organization’s ability to support our financial accounting and reporting needs, we:
•	Conducted a multi-day controllers meeting for our European and Asia / Pacific financial leaders focusing on US GAAP accounting, internal controls and certain key financial transactions training, such as asset impairment, inventory valuation and account reconciliation. US GAAP accounting training focused on specific topics such as revenue recognition, fixed assets and contingencies.

•	Strengthened the awareness of internal controls through training and regular meetings with financial management to continue compliance education, reinforce standards and address significant control risks.

•	Implemented a weekly review of key business events and transactions affecting our accounts to proactively identify and assess potential accounting and reporting matters.

•	Developed a model, to be implemented in the fourth quarter, to provide timely monitoring of variances and adjustment of standard cost.

•	Expanded the 302 certification requirements to specifically address higher risk business transactions and events, including impairments, realignment and contingencies.

•	Enhanced corporate policies and procedures regarding standards for management’s assessment of control operation.

•	Reduced the number of open financial positions and maintained vigorous recruiting and hiring efforts in spite of an extremely challenging environment.
     To enhance our ability to manage our overall financial and information technology control environment, we have:
•	Monitored and enforced our new policy to shorten the criteria for the timeliness of control deficiency remediation to be 30 days.

•	Evaluated the quality of financial personnel and key financial controls, including account reconciliations, control ownership compliance and financial account analysis in conjunction with our internal audit function.

•	Implemented and executed improved methods to monitor control deficiencies and remediation efforts, including timeliness and risk assessment.
     Additionally, we continued the measures implemented in previous quarters including:
•	Consolidating numerous business processes, such as billing, accounts payable, inventory costing and general accounting, in our North America Heavy Vehicle Technologies and Systems Group.

•	Consolidating the accounts payable process within our North America Automotive Systems Group.

•	Utilizing qualified supplemental resources in specific corporate accounting areas.

•	Utilizing our internally developed programs to evaluate potential conflicts of duties for significant North American financial application systems.

     Turnover in our Finance and Information Technology functions, which we attribute to the uncertainty surrounding the reorganization process, continued in the third quarter of 2007. We are addressing the situation through reassignment of internal resources, recruitment of additional qualified personnel and the utilization of temporary resources.
CEO and CFO Certifications
     The Certifications of our CEO and CFO that are attached to this report as Exhibits 31-A and 31-B include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2006 Form 10-K and Item 4 of Part I of our first- and second-quarter 2007 Forms 10-Q for a more complete understanding of the matters covered by the Certifications.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Dana Corporation and forty of its wholly owned subsidiaries are operating under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, the filing of the petitions for reorganization automatically stayed most actions against the Debtors, including most actions to collect on pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. The Plan addresses the proposed treatment of outstanding claims, upon emergence from bankruptcy.
     As discussed in Note 14 to our financial statements in Item 1 of Part I, (i) the securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter that had been pending in the U.S. District Court for the Northern District of Ohio has been dismissed, but plaintiff has appealed the dismissal; (ii) in the shareholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., pending in the same court, the derivative claims have been stayed during the bankruptcy proceedings and the subsequently added non-derivative class claims have been dismissed, but the plaintiff has appealed the dismissal; and (iii) a second shareholder derivative action, Steven Staehr v. Michael J. Burns, et al., also pending in the same court, remains stayed. In addition, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings). We are also cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
ITEM 1A. RISK FACTORS
     We discussed a number of risk factors that could adversely affect our business, financial condition and results of operations in Item 1A of our 2006 Form 10-K. There have been no material changes in most of the risk factors previously disclosed, except as disclosed in Item 1A of Part II of our second-quarter 2007 Form 10-Q.
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Corporation
(Registrant)

Date: November 7, 2007	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing or Furnishing
2-A(1)	Joint Plan of Reorganization of Debtors and Debtors in Possession, dated August 31, 2007	Filed by reference to Exhibit 2.1 to our Form 8-K filed on September 4, 2007

2-A(2)	Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, dated October 23, 2007	Filed by reference to Exhibit 2.1 to our Form 8-K filed on November 2, 2007

2-B(1)	Disclosure Statement with Respect to Joint Plan of Reorganization of Debtors and Debtors in Possession, dated August 31, 2007	Filed by reference to Exhibit 99.1 to our Form 8-K filed on September 4, 2007

2-B(2)	Third Amended Disclosure Statement with Respect to Joint Plan of Reorganization of Debtors and Debtors in Possession, dated October 23, 2007	Filed by reference to Exhibit 99.1 to our Form 8-K filed on November 2, 2007

4-B(2)	Amendment No. 3, dated as of July 25, 2007, to the Rights Agreement, dated as of April 25, 1996, as amended, between Dana and The Bank of New York, Rights Agent	Filed by reference to Exhibit 99.5 to our Form 8-K filed on July 31, 2007

10-AA	Plan Support Agreement, dated as of July 26, 2007, by and among Dana Corporation; United Steelworkers; International Union, UAW; Centerbridge Capital Partners, L.P.; and certain creditors of Dana Corporation	Filed by reference to Exhibit 99.1 to our Form 8-K filed on July 31, 2007

10-BB(1)	Investment Agreement, dated as of July 26, 2007, between Centerbridge Capital Partners, L.P.; CBP Parts Acquisition Co. LLC; and Dana Corporation	Filed by reference to Exhibit 99.2 to our Form 8-K filed on July 31, 2007

10-CC(1)	Settlement Agreement between Dana Corporation and International Union, UAW, dated July 5, 2007	Filed by reference to Exhibit 99.1 to our Form 8-K filed on July 10, 2007

10-CC(2)	Amendment, dated as of July 26, 2007, to the USW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, United Steelworkers, and USW Local Union 903, Local Union 9443-02, and Local Union 113	Filed by reference to Exhibit 99.3 to our Form 8-K filed on July 31, 2007

10-DD(1)	Settlement Agreement between Dana Corporation and United Steelworkers, dated July 5, 2007	Filed by reference to Exhibit 99.2 to our Form 8-K filed on July 10, 2007

Exhibit No.	Description	Method of Filing or Furnishing
10-DD(2)	Amendment, dated as of July 26, 2007, to the UAW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, International Union, UAW and its Local Union 282, Local Union 771, Local Union 1405, Local Union 1765, Local Union 3047, Local Union 644 and the UAW Local Union representing employees at Dana’s Longview, TX facility	Filed by reference to Exhibit 99.4 to our Form 8-K filed on July 31, 2007

10-EE	Letter Agreement among Dana Corporation; Centerbridge Capital Partners, L.P. and certain investor signatories thereto, dated October 18, 2007	Filed by reference to Exhibit 10.1 to our Form 8-K filed on October 25, 2007

10-P	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005, amended and restated as of September 30, 2007	Filed with this report

31-A	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31-B	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report