Form 10-K
period 2007-12-31
DANA HOLDING CORP
filed 2008-03-14
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission file number 1-1063

Dana Holding Corporation
(Exact name of registrant as specified in its charter)
Successor registrant to Dana Corporation

Delaware	26-1531856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4500 Dorr Street, Toledo, Ohio	43615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(419) 535-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting Company ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2007, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the predecessor registrant was approximately $315,000,000 based on the average high and low trading prices of such common stock on the OTC Bulletin Board.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

On January 31, 2008, the predecessor registrant’s common stock, par value $1.00 per share, was cancelled and the registrant initiated the process of issuing 100,000,000 shares of common stock, par value $0.01 per share. There were 97,971,791 shares of registrant’s common stock outstanding at March 3, 2008.

DANA HOLDING CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

		10-K Pages

Cover
Table of Contents		1
PART I
Item 1	Business	2
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	17
Item 2	Properties	17
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	20
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8	Financial Statements and Supplementary Data	60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	141
Item 9A	Controls and Procedures	141
Item 9B	Other Information	143

PART III
Item 10	Directors, Executive Officers and Corporate Governance	144
Item 11	Executive Compensation	148
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	171
Item 13	Certain Relationships and Related Transactions, and Director Independence	173
Item 14	Principal Accountant Fees and Services	175

PART IV
Item 15	Exhibits and Financial Statement Schedules	176
Signatures		177
Exhibit Index		178
Exhibits
EX-4.5
EX-4.6
EX-10.6
EX-10.10
EX-10.14
EX-10.15
EX-10.21
EX-10.22
EX-10.23
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32

PART I

(Dollars in millions, except per share amounts)

Item 1.	Business

General

Dana Holding Corporation (Dana), a global company incorporated in Delaware in 2007, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, sealing and thermal products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 35,000 people in 26 countries and we operate 113 major facilities worldwide.

As a result of Dana Corporation’s emergence from bankruptcy under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

The terms “Dana”, “we,” “our,” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from bankruptcy, are references to Prior Dana, and when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.

Emergence from Reorganization Proceedings

Background — Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code from March 3, 2006 (the Filing Date) until emergence from bankruptcy on January 31, 2008. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) were consolidated in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates were Debtors.

On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession (as modified, the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy.

As provided in the Plan and the Confirmation Order, asbestos personal injury claims were reinstated, and holders of such claims may continue to assert them. Certain other specific categories of claims against the Debtors (primarily worker’s compensation and inter-company liabilities to non-Debtors) were retained and are being discharged in the normal course of business.

Settlement obligations relating to non-pension retiree benefits for retirees and union employees and long-term disability (LTD) benefits for union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the retirees and union employees, including the LTD claimants. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Administrative claims, priority tax claims and other classes of allowed claims of $222 were satisfied by payment of cash at emergence, or will be satisfied with cash payments as soon thereafter as practical.

Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.

Organization — In connection with the formation of a new holding company, we formed a new legal organization aligned with how our businesses are managed operationally. Except as described below, all operating assets and related undischarged liabilities of Prior Dana were transferred to new legal entities within the new holding company structure. Certain other assets and liabilities, including those associated with asbestos personal injury claims, were retained in Prior Dana, which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets sufficient to satisfy its liabilities. Dana Companies, LLC will continue to process asbestos personal injury claims in the normal course of business and will continue to pay such claims in cash. Dana Companies, LLC will be separately managed, and will have an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. We expect our involvement with Dana Companies, LLC will be limited to service agreements for certain administrative activities. See “Contingencies” discussion in Item 7 for a discussion of our asbestos liabilities.

Common Stock — Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. The terms and conditions governing these distributions are set forth in the Plan and Confirmation Order. The charge to earnings for these bonuses was recorded as of the Effective Date.

Preferred Stock — Pursuant to the Plan, we issued 2,500,000 shares of 4.0% Series A Preferred Stock, par value $0.01 per share (the Series A Preferred) and 5,400,000 shares of 4.0% Series B Preferred Stock, par value $0.01 per share (the Series B Preferred) on the Effective Date. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge) for $250, less a commitment fee of $3 and expense reimbursement of $5, resulting in net proceeds of $242. The Series B Preferred was sold to certain qualified investors (as described in the Plan) for $540, less a commitment fee of $11, resulting in net proceeds of $529.

In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of new common stock. The price at which each share of preferred stock will be convertible into common stock is 83% of its distributable market equity value per share, provided the ownership percentage held following the hypothetical conversion of all preferred stock falls within a range defined in the Restated Certificate of Incorporation. The distributable market equity value is the per share value of the common stock determined by calculating the volume-weighted average trading price of such common stock on the New York Stock Exchange for the 22 trading days beginning on February 1, 2008 (the first trading day after the Effective Date) but disregarding the days with the highest and lowest volume-weighted average sale prices during such period. The 20-day volume-weighted average trading price was $11.60.

The range of ownership is a function of our net debt plus the value of our minority interests as of the Effective Date. If the amount of our net debt plus the value of our minority interests as of the Effective Date is $525, then 36.3% would be the upper end of the range of ownership. Since the conversion of all preferred stock at 83% of the $11.60 would result in more than 36.3% of our fully diluted common stock being issued to the holders of preferred stock, the conversion price would be the price at which the preferred stock is convertible into 36.3% of our total common stock assuming conversion of all preferred stock. The upper end of the range is subject to adjustment, as provided in the Restated Certificate of Incorporation, to the extent that our net debt plus the value of our minority interests as of the Effective Date is an amount other than $525. The initial conversion price is also subject to certain adjustments as set forth in the Restated Certificate of Incorporation.

Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred will be convertible at any time at the option of the applicable holder on or after July 31, 2008. The remaining shares of Series A Preferred will be convertible after January 31, 2011. In addition, in the event that the common stock’s per share closing sale price exceeds 140% of the conversion price divided by 0.83 for at least 20 consecutive trading days beginning on or after January 31, 2013, we will be able to force conversion of all, but not less than all, of the preferred stock. The price at which the preferred stock is convertible will be subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and issuances of common stock or common stock derivatives at a price below the preferred stock conversion price in effect at that time.

Dividends on the preferred stock are payable in cash at a rate of 4% per annum on a quarterly basis. If at any time we fail to pay the equivalent of six quarterly dividends on the preferred stock, the holders of the preferred stock, voting separately as a single class, will be entitled to elect two additional directors to our Board of Directors. However, so long as Centerbridge owns Series A Preferred having an aggregate liquidation preference of at least $125, this provision will not be applicable.

In connection with the issuance of the preferred stock, we entered into two registration rights agreements: one with Centerbridge and the other with the purchasers of Series B Preferred, and we also entered into a shareholders agreement. Under the terms of these agreements and our Restated Certificate of Incorporation, Centerbridge was granted representation on our Board of Directors and certain approval rights related to the management of our business. See Note 11 to the financial statements in Item 8 for additional information.

Financing at Emergence — On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into an exit financing facility (the Exit Facility) with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility Credit and Guarantee Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. There were no borrowings under the Revolving Facility, but $200 was utilized for existing letters of credit. Net proceeds from the Exit Facility were $1,276 after $114 of original issue discount and $40 of customary issuance costs and fees. The net proceeds were used to repay the Senior Secured Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), make other payments required upon exit from bankruptcy and provide liquidity to fund working capital and other general corporate purposes. See “Financing Activities” in Item 7 and Note 16 to the financial statements in Item 8 for the terms and conditions of the Exit Facility.

Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of SOP 90-7. The financial statements for the periods ended December 31, 2007 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 23 to the financial statements in Item 8 for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position at December 31, 2007. The actual impact at emergence on January 31, 2008 will be reported in our Form 10-Q for the first quarter of 2008. For additional explanation of the impact of reorganization under the Plan and the application of fresh start accounting see “Emergence from Reorganization Proceedings” in Item 7 and Notes 1 and 23 to the financial statements in Item 8.

Overview of our Business

Markets

We serve three primary markets:

•	Automotive market — In the light vehicle market, we design and manufacture light axles, driveshafts, structural products, sealing products, thermal products and related service parts for passenger cars and light trucks including pick-up trucks, sport utility vehicles (SUVs), vans and crossover utility vehicles (CUVs).

•	Commercial vehicle market — In the commercial vehicle market, we sell, design and manufacture axles, driveshafts, chassis and suspension modules, ride controls and related modules and systems, engine sealing products, thermal products, and related service parts for medium- and heavy-duty trucks, buses and other commercial vehicles.

•	Off-Highway market — In the off-highway market, we sell, design and manufacture axles, transaxles, driveshafts, suspension components, transmissions, electronic controls, related modules and systems, sealing products, thermal products, and related service parts for construction machinery and leisure/utility vehicles and outdoor power, agricultural, mining, forestry and material handling equipment and a variety of non-vehicular, industrial applications.

We have two primary business units: the Automotive Systems Group (ASG), which sells products mostly into the automotive market, and the Heavy Vehicle Technologies and Systems Group (HVTSG), which sells products to the commercial vehicle and off-highway markets. ASG is organized into individual operating segments specializing in product lines, while HVTSG is organized to serve specific markets.

Segments

Senior management and our Board review our operations in seven operating segments under the two primary business units.

•	ASG operates with five segments: Light Axle Products (Axle), Driveshaft Products (Driveshaft), Sealing Products (Sealing), Thermal Products (Thermal) and Structural Products (Structures). ASG reported sales of $5,934 in 2007, with Ford Motor Company (Ford), General Motors Corp. (GM) and Toyota Motor Corporation (Toyota) among its largest customers. At December 31, 2007, ASG employed 27,000 people and had 86 facilities in 21 countries.

•	HVTSG is comprised of two operating segments: Commercial Vehicle and Off-Highway, each of which focuses on specific markets. HVTSG generated sales of $2,784 in 2007. In 2007, the largest Commercial Vehicle customers were PACCAR Inc (PACCAR), Navistar International Inc (Navistar), Daimler AG (Daimler), Ford, MAN Nutzfahrzeuge Group, GM Truck, Blue Diamond Truck, S de RL de CV, Crane Carrier Corporation and Oshkosh Corporation. The largest Off-Highway customers included Deere & Company, AGCO Corporation and the Manitou Group. At December 31, 2007, HVTSG employed 7,000 people and had 21 facilities in 10 countries.

The operating segments of our ASG and HVTSG business units provide the core products shown below.

Business Unit	Segment	Products	Market

ASG	Axle	Front and rear axles, differentials, torque couplings, and modular assemblies	Light vehicle
ASG	Driveshaft*	Driveshafts	Light and commercial vehicle
ASG	Sealing	Gaskets, cover modules, heat shields, and engine sealing systems	Light and commercial vehicle and off-highway
ASG	Thermal	Cooling and heat transfer products	Light and commercial vehicle and off-highway
ASG	Structures	Frames, cradles, and side rails	Light and commercial vehicle
HVTSG	Commercial Vehicle	Axles, driveshafts*, steering shafts, suspensions, tire management systems	Commercial vehicle
HVTSG	Off-Highway	Axles, transaxles, driveshafts* and end-fittings, transmissions, torque converters, and electronic controls	Off-highway

*	The Driveshaft segment of ASG supplies product directly to original equipment commercial vehicle customers. It also supplies our Commercial Vehicle and Off-Highway segments with these components for original equipment off-highway customers and replacement part customers in both the commercial vehicle and off-highway markets.

Divestitures

In October 2005, our Board of Directors approved the divestiture of three businesses (engine hard parts, fluid products and pump products). These businesses employed approximately 9,100 people in 44 operations worldwide with annual revenues exceeding $1,200 in 2006. These businesses are presented in our financial statements as discontinued operations through the dates of divestiture.

We have substantially completed these approved divestitures and have also sold other investments and businesses since 2005. All of these activities are summarized below.

In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.

In March 2007:

•	We sold our engine hard parts business to MAHLE GmbH (MAHLE) and received cash proceeds of $98, of which $10 remains escrowed pending satisfaction of certain indemnification obligations. We recorded an after-tax loss of $42 in the first quarter of 2007 in connection with this sale and an after-tax loss of $3 in the second quarter related to a South American operation.

•	We sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner, an affiliate of GETRAG, for $207 in cash. An impairment charge of $58 had been recorded in the fourth quarter of 2006 to adjust this equity investment to fair value and an additional charge of $2 after tax was recorded in the first quarter of 2007 based on the value of the investment at the time of closing.

In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates. Aggregate cash proceeds of $84 were received from these transactions, and an aggregate after-tax gain of $32 was recorded in the third quarter in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

In August 2007, we and certain of our affiliates executed an axle agreement and related transaction documents providing for a series of transactions relating to our rights and obligations under two joint ventures with GETRAG and certain of its affiliates. These agreements provided for relief from non-compete provisions in various agreements restricting our ability to participate in certain markets for axle products other than through participation in the joint ventures; the grant of a call option to GETRAG to acquire our ownership interests in the two joint ventures for a purchase price of $75; our payment to GETRAG of $11 under certain conditions; the withdrawal, with prejudice, of bankruptcy claims aggregating approximately $66 filed by GETRAG and one of the joint venture entities relating to our alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by us and various other parties. In connection with these agreements, $11 was recorded as liabilities subject to compromise and as a charge to other income, net in the second quarter of 2007 based on the determination that the liability was probable. In October, 2007, these agreements were approved by the Bankruptcy Court and became effective. The $11 liability was reclassified to other current liabilities at December 31, 2007.

In September 2007, we completed the sale of our coupled fluid products business to Coupled Products Acquisition LLC by having the buyer assume certain liabilities ($18) of the business at closing. We recorded an after-tax loss of $23 in the third quarter in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

We completed the sale of a portion of the pump products business in October 2007, generating proceeds of $7 and a nominal after-tax gain which was recorded in the fourth quarter.

In January 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company, generating proceeds of $5 and an after-tax loss of $1 that will be recorded in the first quarter of 2008.

Dana Credit Corporation

We historically had been a provider of lease financing services in selected markets through our wholly-owned subsidiary, DCC. However, in 2001, we determined that the sale of DCC’s businesses would enable us to more sharply focus on our core businesses. Over the last six years, DCC has sold significant portions of its asset portfolio and has recorded asset impairments, reducing its portfolio from $2,200 in December 2001 to $7 at the end of 2007. In September 2006, we adopted a plan of liquidation providing for the disposition of substantially all of DCC’s assets over an 18- to 24-month period and, in December 2006, DCC signed a forbearance agreement with its noteholders which allowed DCC to sell its remaining asset portfolio and use the proceeds to pay the forbearing noteholders a pro rata share of the cash generated. On the Effective Date, and pursuant to the Plan, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors.

Presentation of Divested Businesses in the Financial Statements

The engine hard parts, fluid products and pump products businesses have been presented in the financial statements as discontinued operations. The trailer axle business and DCC did not meet the requirements for treatment as discontinued operations, and their results have been included with continuing operations. Substantially all of these operations have been sold as of December 31, 2007. See Note 5 to the financial statements in Item 8 for additional information on discontinued operations.

Geographic

We maintain administrative organizations in four regions — North America, Europe, South America and Asia Pacific — to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our business units. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific

Canada	Austria	Italy	Argentina	Australia
Mexico	Belguim	Spain	Brazil	China
United States	France	Sweden	Colombia	India
	Germany	Switzerland	South Africa	Japan
	Hungary	United Kingdom	Uruguay	South Korea
			Venezuela	Taiwan
Thailand

Our international subsidiaries and affiliates manufacture and sell products similar to those we produce in the U.S. Our operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations than our domestic operations. See the discussion of additional risk factors in Item 1A.

Non-U.S. sales comprised $4,721 of our 2007 consolidated sales of $8,721. Non-U.S. net income for 2007 was $10 while on a consolidated basis there was a net loss of $551. Non-U.S. net income includes $12 of equity in earnings of international affiliates. A summary of sales and long-lived assets by region can be found in Note 22 to the financial statements in Item 8.

Customer Dependence

We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our ASG segments are largely dependent on light vehicle Original Equipment Manufacturers (OEM) customers, while our HVTSG segments have a broader and more geographically diverse customer base, including machinery and equipment manufacturers in addition to medium- and heavy-duty vehicle OEM customers.

Ford was the only individual customer accounting for 10% or more of our consolidated sales in 2007. As a percentage of total sales from continuing operations, our sales to Ford were approximately 23% in 2007 and 2006 and 26% in 2005, and our sales to GM were approximately 7% in 2007, 10% in 2006 and 11% in 2005.

In 2007, Toyota became our third largest customer. As a percentage of total sales from continuing operations, our sales to Toyota were 6% in 2007, 5% in 2006 and 4% in 2005. In 2006, PACCAR and Navistar were our third and fourth largest customers. PACCAR, Navistar, Chrysler LLC (Chrysler), Daimler and Nissan Motor Company Ltd. (Nissan), collectively accounted for approximately 19% of our revenues in 2007, 23% in 2006 and 21% in 2005.

Loss of all or a substantial portion of our sales to Ford, GM, Toyota or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced. We continue to work to diversify our customer base and geographic footprint.

Products

The mix of sales by product for the last three years is as follows:

	Percentage of
	Consolidated Sales
	2007	2006	2005

ASG
Axle	30.1%	25.9%	28.0%
Driveshaft	13.8	13.6	13.1
Sealing	8.3	8.0	7.7
Thermal	3.3	3.3	3.6
Structures	12.3	13.8	14.9
Other	0.3	0.9	1.7

Total ASG	68.1	65.5	69.0
HVTSG
Axle	22.7	23.4	23.5
Driveshaft	4.4	2.2	3.4
Other	4.8	8.6	3.8

Total HVTSG	31.9	34.2	30.7
Other Operations		0.3	0.3

TOTAL	100.0%	100.0%	100.0%

See Note 22, “Segment, Geographical Areas and Major Customer Information,” in Item 8 for additional segment information including revenues from external customers, segment profitability, capital spending, depreciation and amortization and total assets.

Sources and Availability of Raw Materials

We use a variety of raw materials in the production of our products, including steel and products containing steel, stainless steel, forgings, castings and bearings. Other commodity purchases include aluminum, brass, copper and plastics. Prior to 2005, operating units purchased most of the raw materials they required from suppliers located within their local geographic regions. The process was changed by combining and centralizing our purchases to give us greater leverage with our suppliers in order to manage and reduce our production costs. These materials are usually available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations remain dependent on single sources for certain raw materials.

While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material from time to time, due to strong demand, capacity limitations and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers in a timely manner.

High steel and other raw material costs, primarily resulting from limited capacity and high demand, had a major adverse effect on our results of operations in recent years, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Our bankruptcy created supplier concerns over non-payment for pre-petition goods and services and other uncertainties. To date, this has not had a significant effect on our ability to negotiate new contracts and terms with our suppliers on an ongoing basis.

Seasonality

Our businesses are generally not seasonal. However, our sales are closely related to the production schedules of our OEM customers and, historically, those schedules have been weakest in the third quarter of the year due to a large number of model year change-overs that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by the summer holiday schedules and fourth quarter production by year end holidays.

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

Automotive Systems Group

The Automotive Systems Group consists of five product groups: Axle; Driveshaft; Structural; Thermal and Sealing Products. It is one of the leading independent suppliers serving the light vehicle and other related markets around the world.

In the Axle and Driveshaft segments, our principal competitors include ZF Friedrichshafen AG, GKN plc (GKN Driveline), American Axle & Manufacturing (American Axle), Magna International Inc. (Magna) and the in-house operations of Chrysler and Ford. The sector is also attracting new competitors from Asia who are entering both of these product lines through acquisition of OEM non-core operations. For example, Wanxiang of China has recently acquired Visteon Corporation’s (Visteon) driveshaft manufacturing facilities in the USA.

The Structures segment produces vehicle frames and cradles and its primary competitors are Magna, Press Kogyo Co., Ltd., Metalsa S. de R. L., Tower Automotive Inc. and Martinrea International Inc.

In Sealing, we are also one of the world’s leading independent suppliers with a product portfolio including gaskets, seals, cover modules and thermal/acoustic shields. Our primary global competitors in this segment are ElringKlinger AG, Federal-Mogul Corporation and Freudenberg NOK Group.

The Thermal Products Group produces heat exchangers, valves and small radiators for a wide variety of vehicle cooling applications. Competitors in the Thermal segment include Behr GmbH & Co. KG, Stuttgart, Modine Manufacturing Company, Valeo Group and Denso Corporation.

Heavy Vehicle Technologies and Systems Group

We are one of the primary independent suppliers of axles, driveshafts and other products for both the medium- and heavy-truck markets, as well as various specialty and off-highway segments, and we also specialize in the manufacture of off-highway transmissions.

Our primary competitors in North America are ArvinMeritor, Inc. (ArvinMeritor) and American Axle in the medium- and heavy-truck markets. Major competitors in Europe in both the heavy-truck and off-highway markets include Carraro S.p.A. (Carraro), ZF Group, Klein Products Inc. (Klein) and certain OEMs’ vertically integrated operations.

Patents and Trademarks

Our proprietary axle, driveshaft, structural, sealing and thermal product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. We are involved with many product lines, and the loss or expiration of any particular patent would not materially affect our sales and profits.

We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Victor Reinz®, Parish® and Long® trademarks are widely recognized in their market segments.

Research and Development

From our introduction of the automotive universal joint in 1904, we have been focused on technological innovation. Our objective is to be an essential partner to our customers and remain highly focused on offering superior product quality, technologically advanced products, world-class service and competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2007, ASG had five major technical centers and HVTSG had one. Our engineering, research and development and quality control costs were $189 in 2007, $221 in 2006 and $275 in 2005.

We are developing a number of products that will assist fuel cell manufacturers — for vehicular and other applications — to make this technology commercially viable in mass production. Specifically, we are applying the expertise from our Sealing segment to develop metallic and composite bipolar plates used in the fuel cell stack. Furthermore, our Thermal segment is applying its heat transfer technology to provide thermal management sub-systems used in the overall fuel cell process.

Employment

Our worldwide employment was approximately 35,000 at December 31, 2007.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been, except for settlement of certain environmental matters as part of the bankruptcy proceedings, a material part of capital expenditures and did not have a materially adverse effect on earnings or competitive position in 2007.

In connection with our bankruptcy reorganization we settled certain pre-petition claims related to environmental matters. See “Contingencies” in Item 7 and the discussion of our emergence in Note 1 to the financial statements in Item 8.

Executive Officers of the Registrant

We have eight executive officers as of March 3, 2008:

•	John M. Devine, age 63, has been Executive Chairman of our Board since January 2008 and Acting Chief Executive Officer (CEO) since February 2008. Mr. Devine retired from GM in 2006. He was Vice Chairman and Chief Financial Officer of GM during the period from 2001 to 2006. Prior to joining GM,

Mr. Devine served as Chairman and Chief Executive Officer of Fluid Ventures, LLC. Fluid Ventures, LLC was an internet start-up investment company. Previously, he spent 32 years at Ford, where he last served as Executive Vice President and Chief Financial Officer. Mr. Devine is also a board member of Amerigon Incorporated.

•	Richard J. Dyer, age 52, has been a Vice President since December 2005 and Chief Accounting Officer since March 2005. He was Director Corporate Accounting from 2002 to 2005 and Manager, Corporate Accounting from 1997 to 2002.

•	Ralf Goettel, age 41, has served as President of Sealing Products, Dana Europe, and Thermal Products since November 2007. Mr. Goettel was President of Engine Products and Dana Europe from 2005 to 2007 when he assumed the added responsibility of President of Thermal Products. Mr. Goettel joined us in 1993 as an application engineer in the Sealing Products Group.

•	Kenneth A. Hiltz, age 55, has been our Chief Financial Officer (CFO) since March 2006. He previously served as CFO at Foster Wheeler Ltd., a global provider of engineering services and products, from 2003 to 2004 and as Chief Restructuring Officer and CFO of Hayes Lemmerz International, Inc., a global supplier of automotive and commercial wheels, brakes, powertrain, suspension, structural and other lightweight components, from 2001 to 2003. Mr. Hiltz has been a Managing Director of Alix Partners LLP, a financial advisory firm specializing in performance improvement and corporate turnarounds, since 1993.

•	Robert H. Marcin, age 62, has been our Chief Administrative Officer since February 2008. Mr. Marcin retired from Visteon, a supplier of automotive systems, modules and components, in 2007. He was Senior Vice President, Leadership Assessment of Visteon from 2005 to 2007. Prior to that, he served as Senior Vice President, Corporate Relations from 2003 to 2005, and was Senior Vice President of Human Resources of Visteon from its formation in January 2000 until 2003.

•	Paul E. Miller, age 56, has been our Vice President — Purchasing since May 2004. He was formerly employed by Delphi Corporation, a global supplier of vehicle electronics, transportation components, integrated systems and modules and other electronic technology, where he was part of Delphi Packard Electric Systems as Business Line Executive, Electrical/Electronic Distribution Systems from 2002 to 2004, and of Delphi Delco Electronics Systems as General Director — Sales, Marketing and Service from 2001 to 2002.

•	Nick L. Stanage, age 49, has been our President — Heavy Vehicle Products since December 2005. He joined us in August 2005 as Vice President and General Manager of our Commercial Vehicle Group. He was formerly employed by Honeywell International (a diversified technology and manufacturing leader, serving customers worldwide with aerospace products and services; control technologies for buildings, homes and industry; automotive products; turbochargers; and specialty materials), where he served as Vice President and General Manager of the Engine Systems & Accessories Division during 2005, and in the Customer Products Group as Vice President, Integrated Supply Chain & Technology from 2003 to 2005 and Vice President, Operations from 2001 to 2003.

•	Thomas R. Stone, age 55, has been our President, Light Axle Products Group, Automotive Systems Group since June 2005. Mr. Stone came to Dana from GKN plc (GKN) in June 2005 to serve as President of Traction Products. He joined GKN in 1997 as Vice President — Operations, GKN Automotive and subsequently served as Managing Director — GKN Driveline Americas from January 2003 until June 2005.

Our executive officers were appointed to their positions by the Board of Directors of Dana (the Board) and serve at the Board’s pleasure.

Available Information

Our Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange

Act of 1934 (Exchange Act) are available, free of charge, on or through our Internet website (http://www.dana.com/investors) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (SEC). We also post our Corporate Governance Guidelines, Standards of Business Code for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address. Copies of these posted materials are available in print, free of charge, to any stockholder upon request from: Investor Relations Department, P.O. Box 1000, Toledo, Ohio 43697 or via telephone at 419-535-4635 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only, and is not intended to include or incorporate by reference the information on our website into this report.

Item 1A.	Risk Factors

Forward-looking information

Statements in this report that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forwarding-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana and its consolidated subsidiaries based on current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report (our 2007 Form 10-K) and in other filings with the SEC.

We are impacted by events and conditions that affect the light vehicle, commercial vehicle and off-highway industries that we serve, as well as by factors specific to Dana. Among the risks that could materially adversely affect our business, financial condition or results of operations are the following, many of which are interrelated.

Company-Specific Risk Factors

Our Exit Facility contains covenants that may constrain our growth.

The financial covenants in our Exit Facility may hinder our ability to finance future operations, make potential acquisitions or investments, meet capital needs or engage in business activities that may be in our best interest such as future transactions involving our securities. These restrictions could hinder us from responding to changing business and economic conditions and from implementing our business plan.

We may be unable to comply with the financial covenants in our Exit Facility.

The financial covenants in our Exit Facility require us to achieve certain financial ratios based on levels of earnings before interest, taxes, depreciation, amortization and certain levels of restructuring and reorganization related costs (EBITDA), as defined in the Exit Facility. A failure to comply with these or other covenants in the Exit Facility could, if we were unable to obtain a waiver or an amendment of the covenant terms, cause an event of default that would cause our loans under the Exit Facility to become immediately due and payable. In addition, a waiver or an amendment could substantially increase the cost of borrowing.

We operate as a holding company and depend on our subsidiaries for cash to satisfy the obligations of the holding company.

Dana Holding Corporation is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depends on the cash flow of our subsidiaries. In addition, the payments of funds in the form of dividends, intercompany payments, tax sharing payments and other forms may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries.

We could be adversely impacted by the loss of any of our significant customers, changes in their requirements for our products or changes in their financial condition.

We are reliant upon sales to a few significant customers. Sales to Ford and GM were 30% of our overall revenue in 2007, while sales to Toyota, PACCAR, Navistar, Chrysler, Daimler and Nissan in the aggregate accounted for another 25%. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have an adverse impact on us. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have a high component content, or a further significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful. Further, to the extent that the financial condition of our largest customers deteriorates, including a possible bankruptcy, or their sales otherwise decline, our financial position and results of operations could be adversely affected.

Labor stoppages or work slowdowns at key suppliers of our customers could result in a disruption in our operations and have a material adverse effect on our business.

Our customers rely on other suppliers to provide them with the parts they need to manufacture vehicles. Many of these suppliers’ workforces are represented by labor unions. Workforce disputes that result in work stoppages or slowdowns at these suppliers could disrupt the operations of our customers which could have a material adverse effect on demand for the products we supply our customers.

We could be adversely affected if we are unable to recover portions of our high commodity costs (including costs of steel, other raw materials and energy) from our customers.

For some time, high commodity costs have significantly impacted our earnings. As part of our reorganization initiatives, we have been working with our customers to recover a greater portion of our commodity costs. While we have achieved some success in these efforts to date, there is no assurance that commodity costs will not continue to adversely impact our profitability in the future.

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

We could be adversely impacted by the costs of environmental, health, safety and product liability compliance.

Our operations are subject to environmental laws and regulations in the U.S. and other countries that govern emissions to the air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials and the cleanup of contaminated properties. Historically, environmental costs with respect to our former and existing operations have not been material. However, there is no assurance that the costs of complying with current environmental laws and regulations, or those that may be adopted in the future will not increase and adversely impact us.

There is also no assurance that the costs of complying with various laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability concerns will not adversely impact us.

Our ability to utilize net operating loss carryforwards (NOLs) will be limited.

The discharge of a debt obligation by a taxpayer for an amount less than the recorded value generally creates cancellation of indebtedness (COD) income, which must be included in the taxpayer’s taxable income. In our case the discharge of the debt was granted by the Bankruptcy Court pursuant to a plan of reorganization approved by the court, and we will not be required to recognize COD income as taxable income. However, certain tax attributes otherwise available and of value to a debtor are reduced by the amount of COD income. We have not completed our analysis regarding the impact of COD income on our tax attributes.

Based on our preliminary analysis, we believe that our consolidated NOLs as of the Effective Date were eliminated and other attributes were significantly reduced, including the tax basis of assets, but 2008 post emergence payments will generate tax deductions exceeding $700.

Risk Factors in the Markets We Serve

We may be adversely impacted by changes in national and international economic, legislative and political conditions.

Our sales depend, in large part, on economic conditions in the global light vehicle, commercial vehicle and off-highway OEM markets that we serve. Demand in these markets fluctuates in response to overall economic conditions, including changes in general economic indicators, interest rate levels and, in our vehicular markets, fuel costs. For example, higher gasoline prices in 2007 contributed to weaker demand in North America for certain vehicles for which we supply products, especially full-size SUVs and pick-up trucks. If gasoline prices remain high or continue to rise, the demand for such vehicles could weaken further and the recent shift in consumer interest to passenger cars and CUVs, in preference to SUVs and pick-up trucks, could be accelerated. This would have an adverse effect on our business, as our product content on CUVs is less significant than our content on pick-up trucks and SUVs. In particular, our structures business that supplies the body-on-frame components for full-size SUVs does not have significant content on CUVs.

We operate in 26 countries around the world and we depend on significant foreign suppliers and vendors. Legislative and political activities within the countries where we conduct business, particularly in emerging and less developed international countries, could adversely impact our ability to operate in those countries. The political situation in some countries creates a risk of the seizure of our assets. In addition, the political environment could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues.

We may be adversely impacted by the strength of other currencies, relative to the U.S. dollar, in the overseas countries in which we do business.

Approximately 54% of our sales were from our operations located in countries other than the United States. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from affiliate or other suppliers located outside of the United States. We use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact operating results.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

It is anticipated that the number and extent of governmental regulations related to fuel economy standards and greenhouse gas emissions, and the costs to comply with them, will increase significantly in the future. Recently, the United States enacted the Energy Independence and Security Act of 2007, a new energy bill that will require significant increases in the Corporate Average Fuel Economy requirements applicable to cars and light trucks beginning with the 2011 model year. In addition, a growing number of states are adopting regulations that establish carbon dioxide emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states. Compliance costs for our customers could require them to alter their spending, research and development plans, curtail sales, cease production or exit certain market segments characterized by lower fuel efficiency. Any of these actions could adversely affect our financial position and results of operations.

Negative economic outlooks in the United States and elsewhere could have a material adverse effect on our business.

Our business is tied to general economic and industry conditions. Demand for vehicles depends largely on general economic conditions, including the strength of the economy, unemployment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. The decline in housing construction further reduced demand for vehicles, particularly pick-up trucks and SUVs on which we provide significant content. Leading economic indicators such as employment levels and income growth predict a downward trend in the United States economy. The overall market for new vehicle sales in the United States is expected to decline in 2008, possibly significantly. Our customers could reduce their vehicle production in North America and, as a result, demand for our products would be adversely affected.

Risk Factors Related to our Securities

There is limited history of trading of our common stock, and volatility is possible.

Our post-emergence common stock has traded for only a limited period. Some of the holders who received common stock upon emergence may not elect to hold their shares on a long-term basis. Sales by these stockholders of a substantial number of shares could significantly reduce the market price of our common stock. Moreover, the perception that these stockholders might sell significant amounts of our common stock could depress the trading price of the stock for a considerable period. Such sales of common stock, and the possibility thereof, could make it more difficult for us to sell equity, or equity-related securities, in the future at a time and price that we consider appropriate.

Our adoption of fresh start accounting could result in additional asset impairments and may make comparisons of our financial position and results of operations to prior periods more difficult.

Our adoption of fresh start accounting upon emergence will increase the value of our long lived assets. This increased valuation could result in additional impairments in future periods.

As required by GAAP, Dana adopted fresh start accounting effective February 1, 2008. Fresh start accounting requires us to adjust all of our assets and liabilities to their respective fair values. As a result, the consolidated financial statements for periods after the emergence will not be comparable to those of the periods prior to the emergence which are presented on an historical basis. Fresh start accounting may make it more difficult to compare our post-emergence financial position and results of operations to those in the pre-emergence periods which could limit investment in our stock.

One of our stockholders has limited approval rights with respect to our business and may have conflicts of interest with us in the future.

In accordance with the Plan, Centerbridge owns preferred stock and is entitled to vote on most matters presented to stockholders on an as-converted basis. Centerbridge also has certain approval rights, board representation and other rights pursuant to our Restated Certificate of Incorporation, and a shareholders agreement. These rights include the right to approve a transaction involving a change of control of our company, subject to being overridden by a two-thirds stockholder vote. (See Note 11 to the financial statements in Item 8 for additional information regarding Centerbridge’s participation in the selection of our Board of Directors and approval rights with respect to certain transactions.)

Conflicts of interest may arise in the future between us and Centerbridge. For example, Centerbridge and its affiliated investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us.

Item 1B.	Unresolved Staff Comments

-None-

Item 2.	Properties

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Administrative Offices	4				4
Engineering — Multiple Groups	1			1	2
Axle
Manufacturing/Distribution	11	2	8	6	27
Driveshaft
Manufacturing/Distribution	10	6	1	6	23
Sealing
Manufacturing/Distribution	9	3		1	13
Engineering	2				2
Thermal
Manufacturing/Distribution	7	1			8
Structures
Manufacturing/Distribution	6		4	2	12
Engineering	1				1
Commercial Vehicle
Manufacturing/Distribution	9	1	1		11
Engineering	1				1
Off-Highway
Manufacturing/Distribution	2	5		2	9

Total Dana	63	18	14	18	113

At December 31, 2007, we operated in 26 countries and had 113 major manufacturing/ distribution, engineering or office facilities worldwide. While we lease 39 of the manufacturing and distribution operations, we own the remainder of our facilities. We believe that all of our property and equipment is properly maintained. Historically, there was significant excess capacity in our facilities based on our manufacturing and distribution needs, especially in the United States. As part of our reorganization initiatives, we took significant steps to close facilities as discussed in Item 7, under “Business Strategy.”

Our corporate headquarters facilities are located in Toledo, Ohio and include three office facilities housing functions that have global responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology. Our obligations under the Exit Facility are secured by, among other things, mortgages on all of our domestic facilities that we own.

Item 3.	Legal Proceedings

As discussed in Item 1. Business — “Emergence from Reorganization Proceedings,” Item 7. “Management’s Discussion and Analysis of Results of Operations — Emergence Proceedings” and in Notes 1 and 23 to the financials statements in Item 8, we emerged from bankruptcy on January 31, 2008. Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors, including claims with respect to debt, pension and postretirement medical obligations and other liabilities, were addressed in connection with our emergence from bankruptcy.

On January 3, 2008, an Ad Hoc Committee of Asbestos Personal Injury Claimants filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01037). On January 4, 2008, an asbestos claimant, Jose Angel Valdez, filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01038). On February 5, 2008, Prior Dana and the other post-emergence Debtors (collectively, the “Reorganized Debtors”) filed a motion seeking to consolidate the two appeals. Briefing is ongoing in these appeals, and the Reorganized Debtors are moving to have the appeals dismissed.

As previously reported and as discussed in Item 7 and in Note 18 to the financial statements in Item 8, we are a party to a pending stockholder derivative action, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters for a stockholder vote in the fourth quarter of 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of common stock of Prior Dana issued and outstanding traded on the OTC Bulletin Board under the symbol “DCNAQ” beginning on March 3, 2006 and continued until the Effective Date. On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled pursuant to the terms of the Plan.

On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. The charge to earnings for these bonuses was recorded as of the Effective Date.

Pursuant to the Plan, we will be distributing approximately 500,000 shares of our common stock on or before April 1, 2008 for the bonuses to certain union and non-union employees as discussed above. We will also distribute approximately 1 million shares of the 70 million shares discussed above to satisfy claims of certain current and former employees. All of these shares will be freely tradable upon issuance. While it is not possible to predict the total volume of resales that may occur, some or all of the recipients will likely direct their independent agent to promptly sell a percentage of these shares (estimated to be a maximum of 40% of the shares) on behalf of the recipient in order to satisfy withholding obligations with respect to these distributions.

Our common stock trades on the New York Stock Exchange under the symbol “DAN.”

The following table shows the quarterly ranges of the price per share of Prior Dana common stock during 2006 and 2007. No dividends were declared or paid in 2006 and 2007. The value of one share of Prior Dana common stock bears no relation to the value of one share of our newly-issued common stock.

	Quarterly
High and Low Prices per Share of Prior Dana Common Stock	High Price	Low Price

As reported by the New York Stock Exchange:
First Quarter 2006 (through March 2, 2006)	$8.05	$1.02
Bid Prices per OTC Bulletin Board Quotations:
First Quarter 2006 (beginning March 3, 2006)	$2.03	$0.65
Second Quarter 2006	3.52	1.27
Third Quarter 2006	2.83	0.84
Fourth Quarter 2006	2.02	1.05
First Quarter 2007	1.47	0.72
Second Quarter 2007	2.51	0.77
Third Quarter 2007	2.18	0.18
Fourth Quarter 2007	0.39	0.02

Holders of Common Stock

The number of stockholders of record of our common stock on March 3, 2008 was approximately 1,678.

Dividends

We did not pay any dividends during the two most recent fiscal years. The terms of our Exit Facility restrict the payment of dividends on shares of common stock, and we do not anticipate paying any such dividends at this time. We anticipate that our earnings will be retained to finance our operations and reduce debt.

Issuers Purchases of Equity Securities

No purchases of equity securities were made during the quarter ended December 31, 2007.

Annual Meeting

We do not intend to hold an annual meeting in 2008.

Item 6.	Selected Financial Data

For the Years Ended December 31,	2007	2006	2005	2004	2003

Net sales	$8,721	$8,504	$8,611	$7,775	$6,714
Income (loss) from continuing operations before income taxes	$(387)	$(571)	$(285)	$(165)	$62

Income (loss) from continuing operations	$(433)	$(618)	$(1,175)	$72	$155
Income (loss) from discontinued operations*	(118)	(121)	(434)	(10)	73
Effect of change in accounting			4

Net income (loss)	$(551)	$(739)	$(1,605)	$62	$228

Earnings (loss) per common share — basic
Continuing operations	$(2.89)	$(4.11)	$(7.86)	$0.48	$1.05
Discontinued operations*	(0.79)	(0.81)	(2.90)	(0.07)	0.49
Effect of change in accounting			0.03

Net income (loss)	$(3.68)	$(4.92)	$(10.73)	$0.41	$1.54

Earnings (loss) per common share — diluted
Continuing operations	$(2.89)	$(4.11)	$(7.86)	$0.48	$1.04
Discontinued operations*	(0.79)	(0.81)	(2.90)	(0.07)	0.49
Effect of change in accounting			0.03

Net income (loss)	$(3.68)	$(4.92)	$(10.73)	$0.41	$1.53

Cash dividends per common share	$—	$—	$0.37	$0.48	$0.09

Common Stock Data
Average number of shares outstanding (in millions)
Basic	150	150	150	149	148
Diluted	150	150	151	151	149
Stock price
High	$2.51	$8.05	$17.56	$23.20	$18.40
Low	0.02	0.65	5.50	13.86	6.15

	As of December 31,
	2007	2006	2005	2004	2003

Summary of Financial Position
Total assets	$6,425	$6,664	$7,358	$9,019	$9,485
Short-term debt	1,183	293	2,578	155	493
Long-term debt	19	722	67	2,054	2,605
Total stockholders’ equity (deficit)	(782)	(834)	545	2,411	2,050
Book value per share	(5.22)	(5.55)	3.63	16.19	13.85

*	The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 are generally prospective from the date of adoption and therefore do not apply to divestitures announced prior to January 1, 2002. Accordingly, the disposals of selected subsidiaries of DCC that were announced in October 2001 and completed at various times thereafter were not considered in our determination of discontinued operations.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007 and increased our 2007 beginning retained earnings by approximately $3. We adopted SFAS No.’s 123(R) and 158 in 2006. SFAS 123(R), “Share-Based Payments” requires that we measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such costs in income over the period during which the service is provided. The adoption of SFAS No. 158, “Employers’ Accounting for Defined-Benefit Pension and Other Postretirement Plans,” resulted in a decrease in total stockholders’ equity of $818 as of December 31, 2006. For further information regarding the impact of the adoption of SFAS No. 158, see Note 14 to the financial statements in Item 8. We previously reported a change in accounting for warranty expense in 2005 and also adopted new accounting guidance related to recognition of asset retirement obligations. See Note 2 to the financial statements in Item 8 for additional information related to these changes in accounting.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8 of this report.

Management Overview

We are a leading supplier of axle, driveshaft, structures, sealing and thermal products, and we design and manufacture products for every major vehicle producer in the world. We are focused on being an essential partner to automotive, commercial truck and off-highway vehicle customers. We employ approximately 35,000 people in 26 countries. Our world headquarters are in Toledo, Ohio. Our Internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only, and is not intended to include or incorporate by reference the information on our web site into this report.

As discussed in Item 1. Business — “Reorganization Proceedings under the Bankruptcy Code,” and in Notes 1 and 23 to the financials statements of Item 8, we emerged from bankruptcy on January 31, 2008. Pursuant to our Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million additional shares deposited in an account for future distribution to unsecured nonpriority claimants in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. See Item 1 for a discussion of the treatment of other claims and settlements.

As part of our emergence from Chapter 11 bankruptcy, all pre-petition claims against the Debtors were addressed as provided in the Plan, including claims with respect to debt, pension and postretirement medical obligations, environmental and other liabilities.

Business Strategy

We utilized the reorganization process primarily to effect fundamental changes in our U.S. operations as our long-term viability depends on our ability to return our U.S. operations to sustainable profitability.

During 2007, we implemented most of our reorganization initiatives, and our emergence from bankruptcy finalized many of these initiatives. Our efforts to improve our margins and reduce costs have favorably impacted our performance and will help to mitigate the underlying industry challenges and difficult business conditions we face. Operating cash flow, repatriated cash from our overseas operations and amounts borrowed under our Exit Facility are expected to meet our liquidity needs for 2008. With the reorganization actions we have achieved, we expect our U.S. operations will be less dependent on returns from our foreign operations in the future. The reorganization initiatives we have implemented include:

•	We have obtained substantial price increases from our customers, which has helped us to improve margins;

•	We have restructured our wage and benefit programs to achieve a more appropriate labor and benefit cost structure;

•	We have addressed excessive costs and funding requirements of the legacy postretirement benefit liabilities that we have accumulated over the years, in part from prior divestitures and closed operations;

•	We have achieved a permanent reduction and realignment of our overhead costs; and

•	We are continuing to optimize our manufacturing “footprint” by closing facilities and repositioning our production to lower cost countries.

Achievement of many of our objectives has enabled us to mitigate the effects of the significantly curtailed production since the second half of 2006 by some of our largest domestic customers, particularly in the production of SUVs and pickup trucks, which represent the primary market for our products in the U.S. These production cuts also adversely impacted our sales in 2007 in the light vehicle market. Weaker demand in the U.S. heavy-duty and medium-duty truck markets in 2007 as a result of pre-buying in 2006 ahead of new emissions rules also negatively impacted our 2007 performance. However, we expect that our reorganization initiatives will allow us to achieve viable long-term U.S. operations despite a challenged U.S. automotive industry and a cyclical commercial vehicle market. A more detailed description of initiatives taken during the reorganization process follows:

• Product Profitability

Following a detailed review of our product programs to identify unprofitable contracts and meetings with our customers and their advisors to address under-performing programs, we reached agreement with most of our major customers resulting in aggregate pricing improvements of approximately $180 on an annualized basis.

• Labor and Benefit Costs

In June 2007, we amended our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. Actions to reduce other non-union employee benefits, such as disability and healthcare, were implemented in the first half of 2007.

In July 2007, we entered into settlement agreements subsequently amended and then approved by the Bankruptcy Court with two primary unions representing our active U.S. employees — the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW) and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy Allied Industrial and Service Workers International Union (the USW) — which resolve our collective bargaining issues with these unions and, when fully implemented, will help us achieve our labor cost reduction goal (the Union Settlement Agreements). These agreements provide for (i) collective bargaining agreements for UAW- and USW-represented employees at our U.S. facilities until June 1, 2011, and (ii) wage structure modifications and modifications to pension, health care, short- and long-term disability and life insurance benefits for the covered union employees and retirees.

The Union Settlement Agreements also provide for a freeze of credited service and benefit accruals under Dana-sponsored defined benefit pension plans for UAW- and USW-represented employees, effective January 31, 2008 and for future benefits to be provided under the Steelworkers’ Pension Trust

(SPT), a multi-employer, USW-sponsored defined benefit pension plan, based on a cents-per-hour contribution for all eligible employees represented by either the USW or the UAW.

Our labor and benefits cost reduction goal was $60 to $90 of annual cost savings. With the actions referred to above and other previously implemented actions, the annualized cost savings are expected to approximate $80.

• Other Employee and Retiree Benefits

In March 2007, we reached an agreement (subsequently executed in May after approval by the Bankruptcy Court) with the official committee of non-unionized retired employees (the Retiree Committee) to make $78 of cash contributions to a VEBA trust for non-pension retiree benefits for our non-union retirees, in exchange for release of our obligations for postretirement health and welfare benefits for such retirees after June 30, 2007. We also reached an agreement with the International Association of Machinists (IAM) (subsequently approved by the Bankruptcy Court) to pay $2 to resolve all IAM claims after June 30, 2007 for non-pension retiree benefits for retirees and active employees represented by the IAM.

In April 2007, we eliminated retiree healthcare benefits coverage for our active non-union U.S. employees. In July 2007, we reduced long-term disability benefits for non-union employees.

Under the Union Settlement Agreements, we eliminated Dana-sponsored healthcare and life insurance benefits for union-represented retirees and we transferred the obligations to pay long-term disability benefits to union employees receiving or entitled to receive disability benefits to the union VEBAs, effective January 31, 2008. The UAW and the USW established separate, union-specific VEBAs to provide such benefits to eligible union-represented employees or retirees after that date. Shortly after the Effective Date, we contributed $733 to the UAW and USW VEBAs. An additional contribution of $2 was made to an escrow account for the benefit of retirees of a divested business.

As a result of these actions, we have eliminated our U.S. postretirement healthcare obligations, resulting in annualized cost savings of approximately $90.

• Overhead Costs

We implemented various initiatives to reduce overhead costs and we continue to focus on our overhead cost structure. Reductions in overhead occurred in part as a result of divestiture and reorganization activities. We expect our reductions in overhead spending to contribute annual expense savings of approximately $50.

• Manufacturing Footprint

We identified a number of manufacturing and assembly plants that carried an excessive cost structure or had excess capacity. We closed certain locations and consolidated their operations into lower cost facilities in other countries or into U.S. facilities that had excess capacity. During 2007, we completed the closure of fifteen facilities. We will close additional facilities in 2008 and 2009, and other locations are implementing work force reductions. We anticipate that our manufacturing footprint actions will reduce operating costs by $60 on an annualized basis when fully implemented by 2010.

Our customer pricing initiatives and labor and benefit actions are substantially completed. The manufacturing footprint and overhead reduction actions are progressing as planned. We believe we are positioned to achieve the goals of our reorganization initiatives and we expect these actions to positively impact 2008 results of operations by $460 as we complete the implementation of these initiatives during the year.

During 2007, we completed substantially all of our previously announced divestitures.

In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.

In March 2007:

•	We sold our engine hard parts business to MAHLE and received cash proceeds of $98 of which $10 remains escrowed pending satisfaction of certain of our indemnification obligations. We recorded an after-tax loss of $42 in the first quarter of 2007 in connection with this sale and an after-tax loss of $3 in the second quarter related to a South American operation.

•	We sold our 30% equity interest in GETRAG to our joint venture partner, an affiliate of GETRAG, for $207 in cash. An impairment charge of $58 had been recorded in the fourth quarter of 2006 to adjust this equity investment to fair value and an additional charge of $2 after tax was recorded in the first quarter of 2007 based on the value of the investment at the time of closing.

In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates. Aggregate cash proceeds of $84 were received from these transactions and an aggregate after-tax gain of $32 was recorded in the third quarter in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

In August 2007, we and certain of our affiliates executed an axle agreement and related transaction documents providing for a series of transactions relating to our rights and obligations under two joint ventures with GETRAG and certain of its affiliates. These agreements provide for relief from non-compete provisions in various agreements restricting our ability to participate in certain markets for axle products other than through participation in the joint ventures; the grant of a call option to GETRAG to acquire our ownership interests in the two joint ventures for a purchase price of $75; our payment to GETRAG of $11 under certain conditions; the withdrawal, with prejudice, of bankruptcy claims aggregating approximately $66 filed by GETRAG and one of the joint venture entities relating to our alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by us and various other parties. In connection with these agreements, $11 was recorded as liabilities subject to compromise and as a charge to other income, net in the second quarter based on the determination that the liability was probable. In October 2007, these agreements were approved by the Bankruptcy Court and became effective. The $11 liability was reclassified to other current liabilities at December 31, 2007.

In September 2007, we completed the sale of our coupled fluid products business to Coupled Products Acquisition LLC by having the buyer assume certain liabilities ($18) of the business at closing. A third-quarter after-tax loss of $23 was recorded in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

We completed the sale of a portion of the pump products business in October 2007, generating proceeds of $7 and a nominal after-tax gain, which was recorded in the fourth quarter.

During the fourth quarter of 2007, we substantially completed our divestment of DCC assets. Since announcing the divestment plan in 2001, when DCC’s portfolio assets exceeded $2,200, we have completed sales leaving us with portfolio assets of $7 at December 31, 2007.

In January 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company generating proceeds of $5 and an after-tax loss of $1 that will be recorded in the first quarter of 2008.

Business Units

We manage our operations globally through two business units — ASG and HVTSG.

ASG focuses on the automotive market and primarily supports light vehicle OEMs with products for light trucks, SUVs, CUVs, vans and passenger cars. ASG has five operating segments focused on specific products for the automotive market: Axle, Driveshaft, Structures, Sealing and Thermal.

HVTSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction,

agricultural and industrial applications). HVTSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.

Trends in Our Markets

Light Vehicle Markets

North America

North American light vehicle unit production levels have declined about 4.5% during the past three years — 15.8 million in 2005, 15.3 million in 2006, and 15.0 million in 2007. Within this market, most of the vehicle platforms that we supply are in the light truck segment. Light truck unit production levels declined more significantly during this period — about 7.0% — with unit production levels at 9.2 million in 2005, 8.4 million in 2006 and 8.6 million in 2007. Notably, within the light truck segment there has also been a significant shift. Production of pick-ups, SUVs and vans have dropped significantly (16% from 2005 to 2007) while production of smaller cross-over vehicles have increased about 32%. Since a number of our key vehicle platforms are pick-ups and SUVs, this change in light truck production mix has had a significant impact on our sales. The decline in pick-up and SUV production levels during the past two years has been driven in large part by higher fuel prices, as consumer preferences have increasingly moved toward passenger cars and CUVs, which have better fuel efficiency.

Vehicle sales in North America during the second half of 2007 were especially sluggish. Concern about high fuel prices continues to permeate the market, and other negative economic factors have also risen to the forefront — declining housing starts, tightened credit and increased unemployment. In response to lower second half 2007 sales, the OEMs reduced production levels and managed to keep inventory levels in check. At December 31, 2007, there was a 65 day supply of light truck inventories in the U.S., which was down slightly from 67 days at the end of 2006.

With the current concerns surrounding fuel prices and other economic factors, the outlook for the North American vehicle market for 2008 is extremely cautious, particularly for the first half of the year. Most forecasts for overall light duty North American production in 2008 are currently around 14.5 million units — a decline of about 3.5% from 2007. In the light truck segment, production levels are expected to decline somewhat more, about 5.5%. On the vehicle platforms which have higher Dana product content, we are currently forecasting a 2008 production decline of around 6% from 2007.

Rest of World

Outside of North America, light duty production levels have generally increased or remained relatively flat over the past three years. Following are the production levels for select regions over the past three years and as forecasted for 2008.

	2005	2006	2007	2008
	(millions of units)

Asia Pacific	23.9	26.1	28.3	30.1
Western Europe	16.1	15.7	16.1	16.0
Eastern Europe	4.3	5.1	6.0	6.7
South America	2.8	3.1	3.5	4.1

While the North American market continues to be our largest, our business strategies have increasingly positioned us to be less dependent on North America and to grow our business elsewhere in the world. As indicated in the Results of Operations section, Dana’s sales (all markets) outside of North America were 45% of total sales in 2007, up from 37% in 2005, and most of the existing net new business coming on stream over the next three years involves programs outside North America.

OEM Mix

The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest customers: Ford, GM and Chrysler. These three customers accounted for 63% of light truck production in North America in 2007. Their share of such production in 2006 and 2005 was 65% and 69% (source: Global Insight). We expect any continuing loss of market share by these customers could result in their applying renewed pricing pressure on us relative to existing business and in our efforts to generate new business. Our discussion of product profitability initiatives in the Business Strategy section above specifically addresses our efforts to improve our pricing.

Commercial Vehicle Markets

North America

Our commercial vehicle business is significantly impacted by the North American market, with approximately 85% of our commercial vehicle sales being to North American customers. As expected, the implementation of new engine emission regulations at the beginning of 2007 led to decreased vehicle production this past year as vehicle owners stepped up their purchases in 2006 to take advantage of the lower cost of the engines built prior to the new emission requirements. Production of heavy duty (Class 8) vehicles in 2007 was about 205,000 units, which is down from 369,000 in 2006 and 334,000 in 2005. The drop off in production levels was less severe in the medium duty (Class 5-7) market, but still significant. Medium duty production in 2007 was around 206,000 units as compared to 265,000 units in 2006 and 244,000 units in 2005.

As is typical following such an emission regulation change, production levels are expected to rebound in 2008. We currently expect Class 8 production levels in 2008 to be around 230,000 units — up 12% over 2007, and Class 5-7 production to come in around 220,000 units — an increase of 7% over 2007. The current commercial vehicle market is experiencing some of the same effects as the light duty market with vehicle sales being adversely affected by a weak housing market and continued high fuel prices. As a consequence, the first half of 2008 is expected to be somewhat sluggish, with production picking up more during the second half of the year.

Rest of World

Outside of North America, commercial vehicle production levels have generally increased over the past three years. Following are the production levels for select regions over the past three years and as forecast for 2008.

	2005	2006	2007	2008
	(units in thousands)

Asia Pacific	925	1,090	1,270	1,352
Western Europe	475	463	515	510
Eastern Europe	131	149	185	195
South America	111	104	134	136

As with our light duty business, our recent strategic initiatives in the commercial vehicle business have increased our ability to capitalize on the stronger growth occurring outside of North America, particularly in Asia Pacific. In June 2007, we purchased a 4% interest in the registered capital of Dongfeng Dana Axle Co., Ltd. (a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd.) from Dongfeng Motor Co., Ltd and certain of its affiliates for $5. Under the purchase agreement, subject to certain conditions, we agreed to acquire an additional 46% of Dongfeng Dana Axle Co., Ltd. for approximately $55 within the three years following our initial investment.

Off-Highway Markets

Over the past three years, our Off-Highway business has become an increasingly more significant component of our total operations. With sales of $1,549, it accounted for 18% of our total sales in 2007. Unlike our on-highway businesses, our Off-Highway business is larger outside of North America, with more than 75% of its 2007 sales coming from outside North America.

We serve several segments of the diverse off-highway market, including construction, agriculture, mining, material handling and others. The European and North American construction and agriculture segments are currently the two largest. Production levels in these markets over the past three years and as forecast for 2008 are as follows:

	2005	2006	2007	2008
	(units in thousands)

Europe
Construction	185	188	197	203
Agriculture	213	212	204	218
North America
Construction	92	90	85	77
Agriculture	126	118	126	132

Similar to the businesses in our other markets, our Off-Highway business has grown during the past three years in Eastern Europe and in China, capitalizing on the Asia Pacific growth opportunities that are also prevalent in this market.

Commodity Costs

Another challenge we face is the increasing costs of steel and other raw materials, which has had a significant adverse impact on our results, and those of other North American automotive suppliers, for the past several years. Steel suppliers began assessing price surcharges and increasing base prices during the first half of 2004, and prices since then have remained at considerably higher levels.

Two commonly used market-based indicators — a Tri Cities Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. Average scrap steel prices on the Tri Cities Index during 2007 were more than 50% higher than scrap prices at the end of 2003 and spot market hot-rolled sheet steel prices during 2007 were more than 60% higher. After increasing significantly through mid-2006, prices of scrap and hot-rolled steel subsided some during the second half of 2006 and first half of 2007. The scrap prices on the Tri Cities Index were on average in 2007 11% higher than 2006, while hot-rolled steel spot prices during 2007 were on about 10% lower than 2006. We have taken actions to mitigate the impact of these increases, including consolidating purchases, taking advantage of our customers’ resale programs where possible, finding new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades. Nevertheless, steel prices continue to have a significant impact on our operating profit. During the second half of 2007, scrap and hot-rolled steel spot steel prices began increasing, and they have increased even more during early 2008. Scrap prices at the end of January 2008 are about 40% higher than mid-year 2007 price levels, while hot-rolled steel is up nearly 20%.

During the latter part of 2005 and throughout 2007, prices for raw materials other than steel were volatile. Average prices for nickel (which is used to manufacture stainless steel) increased more than 60% in 2006, and increased again in 2007 more than 50%. Importantly, however, while full year 2007 nickel prices were up on average, prices during the second half of the year declined significantly — with January 2008 nickel prices being about 20% lower than prices at the end of 2006. Aluminum prices increased on average 37% in 2006 over 2005 prices, and remained relatively constant throughout 2007 — up only about 3% over 2006. As was the case with nickel, aluminum prices during the second half of 2007 declined somewhat — with January 2008 prices being about 12% lower than year end 2006 price levels.

As discussed above, our reorganization initiatives include working with our customers to recover a greater portion of our commodity materials costs.

Automotive Supplier Bankruptcies

Several major U.S. automotive suppliers, in addition to us, have filed for protection under the Bankruptcy Code since early 2005 including Tower Automotive, Inc., Collins & Aikman Corporation, Delphi Corporation and Dura Automotive Systems, Inc. These bankruptcy filings indicate stress in the North American light vehicle market that could lead to further filings or to competitor or customer reorganizations or consolidations that could impact the marketplace and our business.

New Business

A continuing major focus for us is growing our revenue through new business. Based on awards to date, we expect net new business to contribute approximately $170 to our sales in 2008 and an additional $100 in 2009. Our current level of net new business is lower than in recent years due, in part, to the expiration or reduction in some of our larger customer programs in 2006, including programs to supply certain structural products to Ford and certain axle and driveshaft products to Ford and a GM affiliate in Australia. Our 2008 net new business projection also takes into consideration sales reductions that we anticipate next year due to the co-sourcing of a structural products program with Ford. While continuing to support Ford, GM and Chrysler, we are striving to diversify our sales across a broader customer base.

United States Profitability

During the five years preceding our bankruptcy filing in 2006, our U.S. operations generated losses before income taxes aggregating approximately $2,000. The Debtor operations continued to generate significant losses during 2006 with losses before income taxes exceeding $400, inclusive of $117 of reorganization expense attributable to our bankruptcy filing and another $56 of restructuring and impairment charges. While numerous factors have contributed to our lack of profitability in the U.S., paramount among them are those discussed earlier in this report: high raw material costs that we have been absorbing, customer price reductions that have reduced our margins, competition from suppliers in countries with lower labor costs, and accumulated retiree healthcare costs disproportionate to the scale of our current business. The initiatives undertaken in the reorganization process discussed under the Business Strategy section above outline the actions taken to improve U.S. profitability.

Our loss before income taxes for the Debtors in 2007 increased slightly to approximately $452 from $443 in 2006. However, included are increases of $148 of bankruptcy-related reorganization items and $46 in realignment and impairment charges. Losses from continuing operations before interest, reorganization items and income taxes decreased from $253 in 2006 to $115 in 2007. This improvement is reflective, in part, of the initiatives implemented as part of the bankruptcy reorganization process which contributed approximately $200 of profit improvement in 2007, most of which benefited the U.S. operations.

As discussed above, as we complete the reorganization initiatives, we expect additional annual profit improvement in 2008. Recognition of the cost savings associated with most of the benefits program modifications under the settlement agreement with the unions commenced with our emergence from bankruptcy. Additional benefits from the manufacturing footprint actions and overhead reductions are also expected. As such, we expect to realize a substantial portion of the full $460 of profit improvement from reorganization initiatives in 2008 with most of the additional improvement occurring in the U.S.

Results of Operations — Summary

	For the Years Ended December 31,
				2007 to 2006	2006 to 2005
	2007	2006	2005	Change	Change

Net sales	$8,721	$8,504	$8,611	$217	$(107)
Cost of sales	8,231	8,166	8,205	65	(39)

Gross margin	490	338	406	152	(68)
Selling, general and administrative expenses	365	419	500	(54)	(81)

Gross margin less SG&A*	125	(81)	(94)	206	13

Other costs and expenses
Realignment charges, net	205	92	58	113	34
Impairment of other assets	89	234	53	(145)	181
Other income, net	162	140	88	22	52

Total expense, net of other income	132	186	23	(54)	163

Loss from continuing operations before interest, reorganization items and income taxes	$(7)	$(267)	$(117)	$260	$(150)
Loss from continuing operations	$(433)	$(618)	$(1,175)	$185	$557
Loss from discontinued operations	$(118)	$(121)	$(434)	$3	$313
Net loss	$(551)	$(739)	$(1,605)	$188	$866

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2005 and 2006 to the 2007 reporting schedules. Intercompany sales and cost of sales are included in our gross margin calculation.

Results of Operations (2007 versus 2006)

Geographic Sales, Segment Sales and Gross Margin Analysis (2007 versus 2006)

The tables below show changes in our sales by geographic region, business unit and segment for the years ended December 31, 2007 and 2006.

Geographic Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change

North America	$4,791	$5,171	$(380)	$26	$(90)	$(316)
Europe	2,256	1,856	400	192	(23)	231
South America	1,007	854	153	68		85
Asia Pacific	667	623	44	62	(20)	2

Total	$8,721	$8,504	$217	$348	$(133)	$2

Sales increased $217, or 2.6%, from 2006 to 2007. Currency movements increased 2007 sales by $348 due to an overall weaker U.S. dollar compared to a number of the major currencies in other global markets where we conduct business. Sales in 2007 were reduced by net divestiture impacts, principally due to a $152 reduction resulting from the sale of our trailer axle business in January 2007. Partially offsetting this loss of sales was an increase resulting from the July 2006 purchase of the axle and driveshaft businesses previously owned by Spicer S.A., our equity affiliate in Mexico. Excluding currency and net divestiture effects, organic sales in 2007 were relatively flat compared to 2006. Organic change is the period-on-period measure of the change in sales that excludes the effects of currency movements, acquisitions and divestitures.

Regionally, North American sales were down $380 in 2007, or 7.3%. A stronger Canadian dollar increased sales slightly, while the divestiture of the trailer axle business net of additional axle and driveshaft business acquired from our previous equity affiliate in Mexico decreased sales by $90. Excluding these effects, organic sales were down $316, or 6.1%. Lower production levels in the North American commercial vehicle market were the primary contributor to lower organic sales. Class 8 vehicle production was down more than 40% while medium duty production of Class 5-7 vehicles was down more than 20%. New engine emission requirements effective at the beginning of 2007 increased costs and led many vehicle owners to accelerate their purchases in 2006. Consequently, production levels in 2006 benefited from this pull forward of customer demand, while 2007 levels were lower. In North America, our 2007 organic sales to the commercial vehicle market were down more than $400 compared to 2006. Partially offsetting the impact of lower commercial vehicle build was higher production levels in the North American light truck market. Year over year light truck production increased 2.2%, with the vehicle platforms on which we have our highest content up even more. Sales to the off-highway market also increased in 2007, principally from new customer programs. Additionally, North American sales in 2007 benefited from pricing improvements of approximately $165.

Sales in Europe increased $400 in 2007 — an increase of 21.6%. Stronger European currencies relative to the U.S. dollar accounted for $192 of the increase. The organic sales increase of $231 was due in part to net new business in 2007 of approximately $150. Additionally, production levels in two of our key markets — the European light vehicle market and the off-highway market — were somewhat stronger in 2007 than in 2006. In South America, the sales increase of $153 resulted from somewhat stronger year-over-year production levels in our major vehicular markets, and also from stronger currencies in this region. Sales in Asia Pacific similarly increased due to currencies in that region also strengthening against the U.S. dollar.

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change

ASG
Axle	$2,627	$2,230	$397	$92	$20	$285
Driveshaft	1,200	1,124	76	62	23	(9)
Sealing	720	679	41	30		11
Thermal	291	283	8	19		(11)
Structures	1,069	1,174	(105)	26		(131)
Other	27	77	(50)		(24)	(26)

Total ASG	5,934	5,567	367	229	19	119
HVTSG
Commercial Vehicle	1,235	1,683	(448)	18	(152)	(314)
Off-Highway	1,549	1,231	318	101		217

Total HVTSG	2,784	2,914	(130)	119	(152)	(97)
Other Operations	3	23	(20)			(20)

Total	$8,721	$8,504	$217	$348	$(133)	$2

Business Segment Review

Customer-related pricing improvements contributed approximately $150 to organic sales growth in our ASG segments in 2007, while the net effects of significantly lower commercial vehicle production, somewhat higher light vehicle production and sales mix reduced organic sales. In our Axle segment, pricing improvements, new customer programs and higher production levels contributed to the higher sales. Our Driveshaft segment sells to the commercial vehicle market as well as the light vehicle market. The significant decline in commercial vehicle production levels more than offset stronger light duty production levels and pricing improvements, leading to a slight decline in this unit’s organic sales. Neither the Thermal nor Sealing segment benefited significantly from pricing improvement or new business; consequently, the organic sales change in these operations was primarily due to production level changes and business mix. In Structures, higher sales due to stronger production levels and improved pricing were more than offset by discontinued programs, including the expiration of a frame program with Ford in 2006.

In the HVTSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 18.7% in this segment was primarily due to the drop in North American production levels discussed in the regional review. Organic sales in the Off-Highway segment have benefited from stronger production levels and sales from new programs. With its significant European presence, this segment’s sales also benefited from the stronger euro.

Margin Analysis

The chart below shows our business unit and segment margin analysis for the years ended December 31, 2007 and 2006:

	As a
	Percentage
	of Sales		Increase/
	2007	2006	(Decrease)

Gross margin:
ASG	5.2%	4.3%	0.9%
Axle	2.0	0.3	1.7
Driveshaft	7.4	9.8	(2.4)
Sealing	12.9	13.3	(0.4)
Thermal	8.4	12.9	(4.5)
Structures	5.0	0.3	4.7
HVTSG	8.8	7.3	1.5
Commercial Vehicle	5.8	4.4	1.4
Off-Highway	10.9	10.9

Selling, general and administrative expenses:
ASG	3.3%	3.6%	(0.3)%
Axle	2.3	2.6	(0.3)
Driveshaft	3.1	3.7	(0.6)
Sealing	6.6	6.4	0.2
Thermal	4.7	4.0	0.7
Structures	1.7	1.9	(0.2)
HVTSG	3.4	3.2	0.2
Commercial Vehicle	3.9	3.1	0.8
Off-Highway	2.4	2.6	(0.2)

Gross margin less SG&A:*
ASG	1.9%	0.7%	1.2%
Axle	(0.3)	(2.3)	2.0
Driveshaft	4.3	6.1	(1.8)
Sealing	6.3	6.9	(0.6)
Thermal	3.7	8.9	(5.2)
Structures	3.3	(1.6)	4.9
HVTSG	5.4	4.1	1.3
Commercial Vehicle	1.9	1.3	0.6
Off-Highway	8.5	8.3	0.2
Consolidated	1.4	(1.0)	2.4

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Intercompany sales and cost of sales are included in our gross margin calculation.

Automotive Systems Group

In ASG, gross margin less SG&A improved 1.2%, from 0.7% in 2006 to 1.9% in 2007. Customer pricing improvements of approximately $150 was the principal factor increasing ASG margins. Reductions to non-union benefit plans also contributed to some additional margin. Partially offsetting these improvements were negative impacts from sales mix and expiration of higher margin programs.

In the Axle segment, the net margin improvement was 2.0%. Customer pricing actions increased margins in Axle by approximately $60, or 2.2% of sales. Non-union employee benefit plan reductions and lower material costs also contributed to some margin improvement. Although Axle sales were up significantly in 2007, the sales mix was unfavorable with a significant portion of the higher sales coming from vehicle platforms with lower margins.

The Driveshaft segment experienced a net margin decline of 1.8% despite a year-over-year sales increase. Adverse sales mix was a major factor as the Driveshaft segment sells to customers in both the light duty automotive market as well as the commercial vehicle market. Lower production levels in the North American commercial vehicle market reduced Driveshaft sales by about $90. Margins on the commercial vehicle business are higher than the light duty automotive programs, thereby negatively impacting overall margins. Premium freight cost associated with operational inefficiencies reduced margins by about $10. Partially offsetting the negative margin effects of the adverse sales mix and some operational inefficiencies was margin improvement of approximately $27 — 2.2% of sales — due to customer pricing and lower material costs.

Net margins in the Sealing segment were down 0.6%, primarily due to higher material costs of approximately $20, or 2.7% of sales. Stainless steel is a major material component for this business, and the average cost of stainless steel in 2007 was about 67% higher than in 2006. The higher raw material cost was partially offset by margin improvements from non-union benefit plan reductions and operational cost reduction actions.

Our Thermal segment experienced a net margin decline of 5.2% in 2007. Operational inefficiencies and warranty cost associated with our European operation reduced margins by about $5, and higher start up costs associated with our Hungary and China operations negatively impacted margins by $3. Additionally, the strengthening of the Canadian dollar against the U.S. dollar also negatively impacts our margin in this business as certain product manufactured in Canada is sold in U.S. dollars.

In our Structures segment, net margins increased 4.9%, with customer pricing actions contributing approximately $65, or 6.1% of sales. This margin improvement was partially offset by unfavorable margin effects associated with the lower sales in this unit, principally due to expiration of two significant customer programs.

Heavy Vehicle Technology and Systems

Our Heavy Vehicle gross margins less SG&A increased 1.3% in 2007, benefiting primarily from increased pricing and stronger off-highway sales levels. Commercial Vehicle segment margins improved 0.6%, despite significantly lower sales due to reduced production levels in the North American market. More than offsetting the unfavorable margin impact of the lower production levels was increased pricing which improved margins by about $23, or 1.9% of sales. In the Off-Highway segment, net margins improved 0.2%. Higher sales relative to fixed costs and reduced material costs benefited margins. Margins were negatively impacted by a stronger euro as we manufacture some product in Europe for sale in dollars to the U.S. Higher warranty costs of $7 also reduced our margins in this business.

Consolidated

Consolidated gross margin less SG&A includes corporate expenses and other costs not allocated to the business units of $146, or 1.7% of sales, in 2007 as compared to $240, or 2.8% of sales, in 2006. This improvement in consolidated margins of 2.4% results primarily from our overall efforts to control overhead through headcount reduction, limited wage increases and cutbacks in discretionary spending. Also contributing to this margin improvement were the benefit plan reductions effectuated in 2007 which eliminated retiree postretirement benefits other than pension (OPEB) benefits for non-union active employees and retirees and discontinued future service accruals under non-union employee pension plans.

Realignment charges

Realignment charges during 2007 included $136 of cost relating to settlement of pension obligations in the United Kingdom (as described more fully in Note 6 to the financial statements in Item 8). Other realignment charges in 2007 and the charges in 2006 are primarily costs associated with the continuing manufacturing footprint optimization actions described in the “Business Strategy” section.

Impairment of goodwill and other assets

Our thermal business has experienced significant margin erosion in recent years resulting from the higher cost of commodities, especially aluminum. In connection with our annual assessment of goodwill at December 31, 2007, we determined that goodwill in our Thermal business segment was impaired and recorded a charge of $89. The impairment charges in 2006 include charges of $176 to reduce lease and other assets in DCC to their fair value less cost to sell, a charge of $58 to adjust our equity investment in GETRAG to fair value based on an other-than-temporary decline in value related to the March 2007 sale of this investment, and a $46 charge to write off the goodwill in our Axle business. Each of these charges is described further in Notes 4 and 9 of the financial statements in Item 8.

Other income, net

Foreign currency transaction gains increased Other income (expense) by $31 in 2007. During 2007, certain intercompany loans receivable held by the Debtors that were previously designated as invested indefinitely were identified for repayment through near-term repatriation actions. As a consequence, exchange rate movements on these loans and others not permanently invested generated currency gains of $44 during 2007. Currency losses, net, elsewhere reduced other income in 2007 by $9. DCC income was lower by $7 in 2007 as we continued to sell the remaining portfolio assets in this operation. The 2007 Other income, net, amount also includes an expense of $11 associated with settling a contractual matter with an investor in one of our equity investments. See Note 21 to the financial statements in Item 8 for additional components of other income (expense).

Interest expense

As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are recorded as subject to compromise in our consolidated financial statements included herein. During the bankruptcy reorganization process, interest expense was no longer accrued on these obligations. The post-filing interest expense not recognized on these obligations amounted to $108 in 2007 and $89 in 2006.

Reorganization items, net

Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 8 of this report for a summary of these costs. Higher professional advisory fees in 2007 were due to a full year of reorganization activity, including the completion of the settlement agreements with the unions and the confirmation of our Plan. Higher contract rejection and claim settlement costs in 2007 resulted from specific actions related to contract settlements made to facilitate the reorganization process. These higher settlement costs were partially offset by a $56 credit to reorganization items to reduce liabilities for long-term disability to amounts allowed by the Bankruptcy Court for filed claims. Additional information relating to Reorganization items is provided in Note 3 to the financial statements in Item 8.

Income tax benefit (expense)

Our reported income tax expense for 2007 was $62 as compared to an expected benefit of $135 derived by applying the U.S. federal income tax rate of 35% to reported income before tax. Among the factors contributing to the higher tax expense are losses generated in countries such as the U.S. and U.K. where we determined that future taxable income was not likely to be sufficient to realize existing net deferred tax assets. As a consequence, until such time that it is determined that future taxable income will be sufficient to realize deferred tax assets, the tax benefits from losses in these countries are generally offset with a valuation allowance. During 2007, we incurred $136 of charges relating to the settlement of pension obligations in the U.K., and the tax benefit associated with these charges was offset with valuation allowances. Although we have a full valuation allowance against net deferred tax assets in the U.S., as discussed in Note 20 to the financial statements in Item 8, the level of other comprehensive income generated during 2007 in the U.S. enabled the recognition of $120 of tax benefits on U.S. losses before income taxes. The net effect on 2007 income tax expense of recording valuation allowances against deferred tax assets in the U.S., U.K. and other countries was $37.

Other factors resulting in reported income tax expense being higher than that expected by applying the U.S. rate of 35% were non-deductible expenses and recognition of costs associated with repatriation of undistributed earnings of operations outside the U.S. Income before taxes included goodwill impairment charges, certain reorganization costs and other items which are not deductible for income tax purposes. These items resulted in approximately $123 of higher reported income tax than that expected using the U.S. rate of 35%. The recognition of taxes associated with the planned repatriation of non-U.S. earnings (also described in Note 20 to the financial statements in Item 8) resulted in a charge of $37.

The primary factor resulting in income tax expense of $66 during 2006, as compared to a tax benefit of $200 that would be expected based on the 35% U.S. federal income tax rate, was the inability to recognize tax benefits on U.S. losses as a result of the determination in 2005 that future taxable income was not likely to ensure realization of net deferred tax assets. Also impacting the rate differential was $46 of goodwill impairment charges which are not deductible for income tax purposes.

Discontinued operations

Losses from discontinued operations were $118 and $121, net of tax, in 2007 and 2006. Discontinued operations in both years included the engine hard parts, fluid routing and pump products businesses held for sale at the end of 2006 and 2005. The 2007 amount included net losses of $36 recognized upon completion of the sale, while the 2006 results included pre-tax impairment charges of $137 that were required to reduce the net book value of these businesses to expected fair value less cost to sell. The discontinued operations results in 2007 also include charges of $20 in connection with a bankruptcy claim settlement with the purchaser of a previously sold discontinued business and charges of $17 for settlement of pension obligations relating to discontinued businesses. See Note 5 to the financial statements in Item 8 for additional information relating to the discontinued operations.

Results of Operations (2006 versus 2005)

Geographic Sales, Segment Sales and Gross Margin Analysis (2006 versus 2005)

The tables below show changes in our sales by geographic region, business unit and segment for the years ended December 31, 2006 and 2005.

Geographic Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change

North America	$5,171	$5,383	$(212)	$52	$32	$(296)
Europe	1,856	1,623	233	18		215
South America	854	818	36	29	(17)	24
Asia Pacific	623	787	(164)	(5)		(159)

Total	$8,504	$8,611	$(107)	$94	$15	$(216)

Sales decreased $107, or 1.2%, from 2005 to 2006. Currency movements increased 2006 sales by $94 due to an overall weaker U.S. dollar compared to a number of the major currencies in other global markets where we conduct business. Sales in 2006 also benefited from net acquisitions, primarily the purchase of the axle and driveshaft businesses previously owned by Spicer S.A., our equity affiliate in Mexico. Excluding currency and acquisition effects, we experienced an organic sales decline of $216, or 2.5%, in 2006 compared to 2005. Organic change is the period-on-period measure of the change in sales that excludes the effects of currency movements, acquisitions and divestitures.

Regionally, our North American sales were down $212 in 2006, or 3.9%. A stronger Canadian dollar increased sales as did the acquisition of the axle and driveshaft business of our previous equity affiliate in Mexico. Excluding the effect of these increases, the organic sales decline was $296, or 5.5%, principally due to lower production levels in the North American light vehicle market. In our primary market — light trucks — production levels in 2006 were down about 9%. Within this market, production levels on vehicles with significant Dana content — primarily pickups and SUVs — were down about 12%. Partially offsetting the effects of lower light truck production levels was net new business of approximately $240 which came on stream during 2006 and a stronger commercial vehicle market, where Class B heavy duty production was up 10% and Class 5-7 medium duty production was up 9%.

Sales in Europe increased $233, mostly due to increases from net new business. Production levels in two of our key markets — the European light vehicle market and the off-highway market — were somewhat stronger in 2006 than in 2005. In South America, comparable year-over-year production levels in our major vehicular markets led to relatively comparable year-over-year sales. In Asia Pacific, sales declined significantly from 2005, by $164, due primarily to expiration of an axle program in Australia with Holden Ltd., a subsidiary of GM.

Segment Sales Analysis

				Amount of Change Due To
			Increase/	Currency	Acquisitions/	Organic
	2006	2005	(Decrease)	Effects	Divestitures	Change

ASG
Axle	$2,230	$2,448	$(218)	$10	$35	$(263)
Driveshaft	1,124	1,088	36	22	25	(11)
Sealing	679	661	18	5		13
Thermal	283	312	(29)	12		(41)
Structures	1,174	1,288	(114)	28		(142)
Other	77	144	(67)	(1)	(45)	(21)

Total ASG	5,567	5,941	(374)	76	15	(465)
HVTSG
Commercial Vehicle	1,683	1,540	143	6		137
Off-Highway	1,231	1,100	131	12		119

Total HVTSG	2,914	2,640	274	18		256
Other Operations	23	30	(7)			(7)

Total	$8,504	$8,611	$(107)	$94	$15	$(216)

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

Our Sealing segment, like Driveshaft, supplies product to the commercial vehicle and off-highway markets as well as the consumer-based light vehicle markets, thereby offsetting the impact of lower 2006 North American light vehicle production. In the Thermal segment, we are more heavily concentrated on the North American market. Consequently, our sales decline here is largely driven by the lower production levels of North American light vehicles. Similarly, in Structures, a number of our key programs involve light truck platforms for the North American market, driving the lower sales in this segment.

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

Margin Analysis

The chart below shows our business unit and segment margin analysis for the years ended December 31, 2006 and 2005:

	As a Percentage
	of Sales		Increase/
	2006	2005	(Decrease)

Gross margin:
ASG	4.3%	5.9%	(1.6)%
Axle	0.3	1.9	(1.6)
Driveshaft	9.8	11.5	(1.7)
Sealing	13.3	14.6	(1.3)
Thermal	12.9	21.3	(8.4)
Structures	0.3	2.0	(1.7)
HVTSG	7.3	6.8	0.5
Commercial Vehicle	4.4	3.8	0.6
Off-Highway	10.9	10.6	0.3

Selling, general and administrative expenses:
ASG	3.6%	3.6%	—%
Axle	2.6	2.1	0.5
Driveshaft	3.7	3.6	0.1
Sealing	6.4	6.8	(0.4)
Thermal	4.0	3.2	0.8
Structures	1.9	2.2	(0.3)
HVTSG	3.2	4.8	(1.6)
Commercial Vehicle	3.1	5.2	(2.1)
Off-Highway	2.6	3.4	(0.8)

Gross margin less SG&A:*
ASG	0.7%	2.3%	(1.6)%
Axle	(2.3)	(0.2)	(2.1)
Driveshaft	6.1	7.9	(1.8)
Sealing	6.9	7.8	(0.9)
Thermal	8.9	18.1	(9.2)
Structures	(1.6)	(0.2)	(1.4)
HVTSG	4.1	2.0	2.1
Commercial Vehicle	1.3	(1.4)	2.7
Off-Highway	8.3	7.2	1.1
Consolidated	(1.0)	(1.1)	0.1

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Intercompany sales and cost of sales are included in our gross margin calculation.

Automotive Systems

In ASG, gross margin less SG&A declined 1.6%, from 2.3% in 2005 to 0.7% in 2006. Lower sales of $374 contributed to the margin decline, as we were unable to proportionately reduce fixed costs.

In the Axle segment, the net margin decline was 2.1%. The margin decline resulted in part from lower sales relative to fixed costs. Additionally, the acquired Mexican axle operations of our previous equity affiliate contributed losses of $3. Higher premium freight costs to prevent disruption to customer schedules — mostly during the first half of the year when we were managing the business disruption in the aftermath of our bankruptcy filing — and manufacturing inefficiencies in our Venezuelan foundry operations resulted in higher cost of $12. Partially offsetting these reductions to Axle margins in 2006 were lower warranty expenses of $15, primarily due to two programs which required higher provisions in 2005, and lower overall material costs in 2006 — mostly due to reduced steel cost.

The Driveshaft segment experienced a net margin decline of 1.8% despite a year-over-year sales increase. The acquired Mexican driveshaft operations from our previous equity affiliate contributed losses of $6. Launch costs and competitive pricing on a new light truck program in 2006 resulted in losses of approximately $7.

Net margins in the Sealing segment were down 0.9%, primarily due to higher material costs of $4 — mostly due to the higher costs of stainless steel, a major material component for this business. Also contributing to the margin decline were facility closure and asset impairment costs of $3.

Our Thermal segment experienced a significant sales decline in 2006, resulting in lower sales relative to fixed costs. Additionally, higher material costs — mostly due to the high content of aluminum in this business — reduced margins by $6.

In our Structures segment, the margin decline was largely attributed to an 8.8% reduction in sales, with the margin reduction on the lost sales not offset by proportionate fixed cost reductions. Program start-up costs were also higher in 2006. Partially offsetting these margin reductions were lower overall material costs, principally due to savings from purchasing more steel under customer re-sale programs.

Heavy Vehicle Technology and Systems

Unlike the ASG business, Heavy Vehicle gross margins less SG&A benefited in 2006 from stronger sales levels, increasing 2.1% from 2.0% in 2005 to 4.1% in 2006. Commercial Vehicle segment net margins improved 2.7%. In addition to the contribution from higher sales, Commercial Vehicle margins benefited from price increases of $18, largely to help defray the higher costs absorbed in previous years due to increased material costs.

Margins also increased in 2006 as realignments of the operations and other improvements addressed the manufacturing inefficiencies which negatively impacted this business in 2005. Lower overall material cost, due in part to more effective use of steel grades and resourcing to lower cost steel suppliers, also benefited margins slightly in this business. In the Off-Highway segment, net margins improved 1.1%. Higher sales relative to fixed costs contributed to some of the margin improvement, with most of the remaining improvement coming from reductions in material cost.

Consolidated

Consolidated gross margin less SG&A includes corporate expenses and other costs not allocated to the business units of $240, or 2.8% of sales, in 2006 as compared to $285, or 3.3% of sales, in 2005. This improvement in consolidated margins of 0.1% largely reflects our overall efforts to reduce overhead through headcount reduction, limited wage increases, suspension of benefits and cutbacks in discretionary spending.

Impairment of goodwill and other assets

As discussed in Note 4 to the financial statements in Item 8, an impairment charge of $165 was recorded in the third quarter of 2006 to reduce lease and other assets in DCC to their fair value less cost to sell. Additional impairment charges in 2006 of $11 were recorded based on the planned sales of specific DCC investments. DCC reviews its investments for impairment on a quarterly basis. An impairment charge of $58 was recorded in the fourth quarter of 2006 to adjust our equity investment in GETRAG to fair value based on an other-than-temporary decline in value related to the March 2007 sale of this investment.

As discussed in Note 4 to the financial statements in Item 8, a $46 charge was taken in 2006 to write off the goodwill in our Axle business. In 2005, we wrote off the remaining goodwill in our Structures and Commercial Vehicles businesses.

Realignment charges

Realignment charges are discussed in Note 6 to the financial statements in Item 8. These charges relate primarily to employee separation and exit costs associated with facility closures.

Other income, net

Other income, net for 2006 was up $52 compared to 2005. The increase was due primarily to $28 in losses from divestitures and joint venture dissolutions in 2005, and the inclusion of gains of $10 from such activities in 2006. Additionally, DCC income, net of gains and losses on asset sales, was $14 higher in 2006 than 2005. See Note 21 to the financial statements in Item 8 for additional components of other income (expense).

Interest expense

As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations are recorded as subject to compromise in the financial statements included herein. Effective with our filing for reorganization under Chapter 11, interest expense is no longer accrued on these obligations. The post-petition interest expense not recognized in 2006 on these obligations amounted to $89.

Reorganization items

Reorganization items are primarily expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to the financial statements in Item 8 for a summary of these costs. Reorganization items reported in 2006 included professional advisory fees, lease rejection costs, debt valuation adjustments on pre-petition liabilities and underwriting fees related to the DIP Credit Agreement. The debt valuation adjustments and DIP Credit Agreement underwriting fees were one-time charges associated with the initial phase of the reorganization.

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

Discontinued operations

Losses from discontinued operations were $121 and $434 in 2006 and 2005. Discontinued operations in both years included the engine hard parts, fluid routing and pump products businesses held for sale at the end of 2006 and 2005. The net losses included pre-tax impairment charges of $137 in 2006 and $411 in 2005 that were required to reduce the net book value of these businesses to expected fair value less cost to sell. See Note 5 to the financial statements in Item 8 for additional information relating to the discontinued operations.

Liquidity

During 2007, we took the following steps to ensure adequate liquidity for all of our operations and for the funding of our realignment initiatives.

•	Increased the size of our DIP Credit Agreement;

•	Negotiated settlements with the Retiree Committee and the IAM related to postretirement, non-pension benefits;

•	Sold our equity interest in GETRAG to our joint venture partner;

•	Sold our engine hard parts and fluid products businesses;

•	Sold our trailer axle business; and

•	Established a $225 five-year accounts receivable securitization program with respect to our European operations.

As a result of these actions, we were able to finance our business through our emergence from bankruptcy. The following table summarizes our global liquidity at December 31, 2007.

Cash	$1,271
Less:
Deposits supporting obligations	(111)
Cash in less than wholly-owned subsidiaries	(88)

Available cash	1,072
Additional cash availability from:
Lines of credit in the U.S., Canada and Europe	367
Additional lines of credit supported by letters of credit from the above facilities	42

Total global liquidity	$1,481

Liquidity upon emergence from Bankruptcy

In connection with our emergence from bankruptcy we received cash proceeds from a new exit financing facility that included a $650 Revolving Facility and a Term Facility in the amount of $1,430 and from the issuance of $790 of newly-authorized shares of preferred stock. The net cash proceeds received from the exit financing facility and preferred stock issuance were used to repay the outstanding balance of the DIP Credit Facility and satisfy other reorganization-related obligations. The following table is a pro-forma summary of the impact of these new facilities on our global liquidity after giving effect to cash payments made or to be made following emergence. The cash proceeds received for the exit financing facility and preferred stock are net of original issue discount, commitment fees and other issuance costs, fees and expenses.

Cash at December 31, 2007	$1,271
Less:
Deposits supporting obligations	(111)
Cash in less than wholly-owned subsidiaries	(88)

Available cash	1,072
Additional cash availability from:
Exit Facility funding (term loan)	1,276
Issuance of preferred stock plus interest received	773
Exit Facility revolving credit	330
European Receivable Facility	33

2,412
Less:
Repayment of DIP Credit Agreement with interest	(901)
VEBA Contributions	(788)
Fees and Claims Settlements under the Plan — paid or to be paid	(323)

(2,012)
Additional lines of credit supported by letters of credit from the above facilities	42

Pro-forma liquidity upon emergence	$1,514

With the additional funding and availability, we believe we have adequate availability to fund our operations for at least the next twelve months.

Cash Flow Summary

A summary of the changes in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005 is shown in the following tables:

	2007	2006	2005

Cash flow summary:
Cash and cash equivalents at beginning of period	$704	$762	$634

Cash provided by (used in) operating activities	(52)	52	(216)
Cash provided by (used in) investing activities	348	(86)	(54)
Cash provided by (used in) financing activities	166	(49)	398

Increase (decrease) in cash and cash equivalents	462	(83)	128
Impact of foreign exchange and discontinued operations	105	25

Cash and cash equivalents at end of period	$1,271	$704	$762

	2007	2006	2005

Cash from Operations
Net loss	$(551)	$(739)	$(1,605)
Depreciation and amortization	279	278	310
Impairment and divestiture-related charges	122	405	515
Non-cash portion of U.K. pension charge	60
Reorganization items, net of payments	154	52
OPEB payments in excess of expense	(71)
Payment to VEBAs for postretirement benefits	(27)
Minority interest	10	7	(16)
Deferred income taxes	(29)	(41)	751
Unremitted earnings of affiliates	(26)	(26)	(40)
Effect of change in accounting			(4)
Other	(56)	(83)	44

	(135)	(147)	(45)
Change in working capital	83	199	(171)

Cash flows provided by (used in) operating activities	$(52)	$52	$(216)

Working capital provided $83 of cash for operating activities in 2007, as compared to a source of $199 in 2006 and use of $171 in 2005.

Increased accounts payable was the primary source of cash from working capital, generating $110 million in 2007. Subsequent to our bankruptcy filing in March 2006, shorter payment terms with suppliers led to lower accounts payable. During the latter part of 2007, as our reorganization activities evolved, we were successful in obtaining longer payment terms that were more reflective of those in effect before our bankruptcy filing.

Working capital was also a source of $199 of cash in 2006. This was primarily a consequence of relief provided through the bankruptcy process. Accounts payable and other current liabilities provided the primary source of the cash flow increase. This was due primarily to the non-payment of accounts payable and other current liabilities owed at the time of our bankruptcy filing, which were classified as Liabilities subject to compromise. Accounts payable and other current liabilities at December 31, 2006 subject to compromise approximated $503. As such, had it not been for bankruptcy relief, working capital cash flow would have included payment of these liabilities, and cash flow from operating activities would have reflected a use of approximately $451.

In 2005, working capital consumed cash of $171. Reductions of receivables and inventories provided cash of $146 and $81. The consumption of cash was primarily due to a decrease in accounts payable of approximately $241. After announcing the reduction in our earnings forecast for the second half of 2005 and the decision to provide a valuation allowance against our U.S. deferred tax assets, we accelerated payments to certain key suppliers to insure that deliveries would not be delayed. Additionally, 2005 cash flow included a payment to settle prior-year tax returns, partially offset by the reimbursement of claims by certain insurers.

Excluding the working capital change, operating activities used cash of $135 in 2007, $147 in 2006 and $45 in 2005. Sales less cost of sales and selling, general and administrative expenses were a profit of $125 in 2007, and losses of $81 in 2006 and $94 in 2005. Although improved overall profitability, as measured on this basis, benefited cash flow in 2007, operating cash was required for bankruptcy reorganization costs which were $141, exclusive of non-cash supplier and claim settlements and payment of $71 of postretirement medical claims in excess of amounts expensed. Operating cash flows in 2006 were also reduced by bankruptcy reorganization costs which used cash of $91 in 2006.

	2007	2006	2005

Cash from Investing
Purchases of property, plant and equipment	$(254)	$(314)	$(297)
Proceeds from sale of businesses	414
Proceeds from sale of DCC assets and partnership interests	188	141	161
Proceeds from sale of other assets	7	54	22
Acquisition of business, net of cash acquired		(17)
Payments received on leases and loans	11	16	68
Other	(18)	34	(8)

Cash flows provided by (used in) investing activities	$348	$(86)	$(54)

Divestitures of the engine hard parts, fluid products, pumps and trailer axle businesses and the sale of our investment in GETRAG provided cash of $414 in 2007. Proceeds from our continued divestment of DCC assets generated additional proceeds in 2007 of $189. Expenditures for property, plant and equipment were lower in 2007 than in 2006 and 2005 in part due to timing, the redeployment of assets from closed facilities and some program cancellations.

	2007	2006	2005

Cash from Financing
Net change in short-term debt	$(21)	$(551)	$492
Payments of long-term debt		(205)	(61)
Proceeds from debtor-in-possession facility	200	700
Proceeds from European securitization program	119
Reduction in DCC Medium Term Notes	(132)
Issuance of long-term debt		7	16
Dividends paid			(55)
Other			6

Cash flows provided by (used in) financing activities	$166	$(49)	$398

During 2007, we borrowed an additional $200 under the DIP Credit Agreement that was established in 2006 in connection with our bankruptcy filing to meet our working capital and other cash requirements. Proceeds of $700 were initially obtained in 2006 and used in part to repay obligations under a then existing bank facility and an accounts receivable securitization program which had been used as our primary short-term financing vehicles. The borrowings in 2005 were primarily draws under these financing arrangements.

Certain of our European subsidiaries established an accounts receivable securitization facility during 2007 and at the end of the year had outstanding borrowings of $119 under the facility.

In accordance with the terms of the forbearance agreement discussed in Note 3 to our financial statements in Item 8, proceeds from the sale of DCC assets in 2007 were used to repay $132 of DCC Medium Term Notes. Pursuant to the forbearance agreement with DCC noteholders, proceeds from the sale of DCC assets were remitted to the noteholders at the beginning of each month following the end of each calendar quarter, resulting in the reduction in DCC term notes.

During 2005, we made draws under an accounts receivable securitization program and a five-year revolving credit facility to meet our working capital needs. We also refinanced a secured note due in 2007 related to a DCC investment to a non-recourse note due in August 2010 and increased the principal outstanding from $40 to $55. The remainder of our debt transactions in 2005 was generally limited to $61 of debt repayments, including a $50 scheduled payment at DCC.

Financing Activities

Cash and Cash Equivalents

At December 31, 2007, cash and cash equivalents held in the U.S. amounted to $513. Included in this amount was $71 of cash deposits that provide credit enhancement for certain lease agreements and support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash of $93 held by DCC at December 31, 2007 had been restricted under the terms of a forbearance agreement discussed in Note 3 to our financial statements in Item 8 and was reported separately as restricted cash.

At December 31, 2007, cash and cash equivalents held outside the U.S. amounted to $758. Included in this amount was $40 of cash deposits that provide credit enhancement for certain lease agreements, letters of credit, bank guarantees and support surety bonds that enable us to self-insure certain employee benefit obligations. These deposits are not considered restricted cash as they could have been replaced by letters of credit under our DIP Credit Agreement. See Note 16 to our financial statements in Item 8. Availability at December 31, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted. Availability under the Exit Facility is also adequate to cover these deposits.

A substantial portion of our non-U.S. cash and equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict Dana’s ability to access this cash. In addition, at December 31, 2007, $88 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.

Intercompany Loans

Certain of our international operations had intercompany loan obligations to the U.S. totaling $444 at December 31, 2007. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities, (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes and (iii) from certain entities having declared a dividend in kind in the form of a note payable. Intercompany loans of $240 are denominated in a foreign currency and are not considered to be permanently invested as they are expected to be repaid in the near term. Accordingly, foreign exchange gains and losses on these loans are reported in other income (expense) rather than being recorded in OCI as translation gain or loss.

Pre-petition Financing

Before the Filing Date, we had a five-year bank facility maturing on March 4, 2010, which provided $400 of borrowing capacity, and an accounts receivable securitization program that provided up to a maximum of $275 to meet our periodic needs for short-term financing. Outstanding obligations under the bank facility and the accounts receivable securitization facility aggregating $400 at the Filing Date were paid with the proceeds of the term loan under the DIP Credit Agreement and the proceeds from an interim DIP credit facility. The obligations under the accounts receivable securitization program facility were paid with the proceeds of an interim DIP revolving credit facility. The proceeds of the term loan under the DIP Credit Agreement were used to pay off the borrowing under the interim DIP revolving credit facility and the five-year bank facility.

DIP Credit Agreement

We, as borrower, and our Debtor subsidiaries, as guarantors, were parties to the DIP Credit Agreement that was initially approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we had a $650 revolving credit facility and a $900 term loan facility at December 31, 2007. All of the loans and other obligations under the DIP Credit Agreement were settled as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Amounts borrowed at December 31, 2007 were at a rate of 7.36%, the London Interbank Offered Rate (LIBOR) plus 2.5%. We also paid a commitment fee of 0.375% per annum for unused committed amounts under the facility as well as a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility and a per annum fronting fee of 0.25%.

The DIP Credit Agreement was guaranteed by substantially all of our domestic subsidiaries, except for DCC and its subsidiaries. As collateral, we and each of our guarantor subsidiaries had granted a security interest in, and lien on, effectively all of our assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by us.

Additionally, the DIP Credit Agreement had required us to (i) maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), for each period beginning on March 1, 2006 and ending on the last day of each month from May 2006 through February 2007, and (ii) a rolling 12-month cumulative EBITDAR for us and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement, as amended. We were also required to maintain minimum availability of $100 at all times. The DIP Credit Agreement provided for certain events of default customary for debtor-in-possession financings of this type, including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the DIP Credit Agreement at December 31, 2007.

As of December 31, 2007, we had borrowed $900 under the DIP Credit Agreement and based on our borrowing base collateral, had additional availability of $282 after deducting the $100 minimum availability requirement and $206 for outstanding letters of credit. Letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility.

Financing at Emergence

On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were reduced by payment of $114 of original issue discount and customary issuance costs and fees of $40 for net proceeds of $1,276. There were no borrowings under the Revolving Facility, but $200 was utilized for existing letters of credit.

Amounts outstanding under the Revolving Facility may be borrowed, repaid and reborrowed with the final payment due and payable on January 31, 2013. Amounts outstanding under the Term Facility are payable in equal quarterly amounts on the last day of each fiscal quarter at a rate of 1% per annum of the original principal amount of the Term Facility advances, adjusted for any prepayments, prior to January 31, 2014, with the remaining balance due in equal quarterly installments in the final year of the Term Facility and final maturity on January 31, 2015.

The Exit Facility contains mandatory prepayment requirements in certain circumstances upon the sale of assets, insurance recoveries, the incurrence of debt, the issuance of equity securities and on the basis of excess cash flow as defined in the agreement, subject to certain permitted reinvestment rights, in addition to the ability to make optional prepayments. Certain term loan prepayments are subject to a prepayment call premium prior to the second anniversary of the Term Facility.

The Revolving Facility bears interest at a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Revolving Facility) plus a margin based on the undrawn amounts available under the Revolving Facility set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate

Greater than $450	1.00%	2.00%
Greater than $200 but less than or equal to $450	1.25%	2.25%
$200 or less	1.50%	2.50%

We will pay a commitment fee of 0.375% per annum for unused committed amounts under the Revolving Facility. Up to $400 of the Revolving Facility may be applied to letters of credit. Issued letters of credit reduce availability. We will pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

The Term Facility bears interest at a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Term Facility) plus a margin of 2.75% in the case of base rate loans or 3.75% in the case of LIBOR rate loans.

For the first 24 months following the Effective Date, the LIBOR rates in each of the Revolving Facility and the Term Facility will not be less than 3.00%. Interest is due quarterly in arrears with respect to base rate loans and at the end of each interest period with respect to LIBOR loans. For LIBOR loans with interest periods greater than 90 days, interest is payable every 90 days from the first day of such interest period and on the date such loan is converted or paid in full.

Under the Exit Facility, Dana (with certain subsidiaries excluded) is required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, making after-acquired property or subsidiaries subject to the liens of the lenders, environmental matters, insurance, payment of taxes, access to books and records, using commercially reasonable efforts to maintain credit ratings, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of assets, interest rate protection and quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness, guarantees, dividends, transactions with affiliates, investments, asset dispositions, nature of business, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale and lease-backs.

Under the Term Facility, we are required to maintain compliance with the following financial covenants measured on the last day of each fiscal quarter:

(i) commencing as of December 31, 2008, a maximum leverage ratio of not greater than 3.10 to 1.00 at December 31, 2008, decreasing in steps to 2.25 to 1.00 as of June 30, 2013, based on the ratio of consolidated funded debt to the previous 12 month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement;

(ii) commencing as of December 31, 2008, minimum interest coverage ratio of not less than 4.50 to 1.00 based on the previous 12-month consolidated EBITDA to consolidated interest expense for that period, as defined in the agreement; and

(iii) a minimum EBITDA of $211 for the six months ending June 30, 2008 and of $341 for the nine months ending September 30, 2008.

The Revolving Facility requires us to comply with a minimum fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly, in the event availability under the Revolving Facility falls below $75 for five consecutive business days. The ratio is the last 12 months EBITDA less unfinanced capital expenditures divided by the sum of interest, scheduled principal payments, taxes and dividends paid for the last 12 months.

The Exit Facility includes customary events of default for facilities of this type, including failure to pay principal, interest or other amounts when due, breach of representations and warranties, breach of any covenant under the Exit Facility, cross-default to other indebtedness, judgment default, invalidity of any loan document, failure of liens to be perfected, the occurrence of certain Employee Retirement Income Security Act events or the occurrence of a change of control. Upon the occurrence and continuance of an event of default, our lenders may have the right, among other things, to terminate their commitments under the Exit Facility, accelerate the repayment of all of our obligations under the Exit Facility and foreclose on the collateral granted to them.

The Exit Facility is guaranteed by all of our domestic subsidiaries except DCC, Dana Companies, LLC and their respective subsidiaries. As of the Effective Date, Dana and the guarantors entered into the Revolving

Facility Security Agreement and the Term Facility Security Agreement. The Revolving Facility Security Agreement grants a first priority lien on Dana and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana and the guarantors’ remaining assets, including a pledge of 65% of the stock of each foreign subsidiary we own. The Term Facility Security Agreement grants a second priority lien on accounts receivable and inventory and a first priority lien on substantially all of Dana and the guarantors’ remaining assets, including a pledge of 65% of the stock of each foreign subsidiary we own.

In connection with the Exit Facility, as of the Effective Date we also entered into the Intercreditor Agreement, which establishes the relationship between the security agreements described above.

A portion of the net proceeds from the Exit Facility were used to repay the DIP Credit Agreement (which was terminated pursuant to its terms), make other payments required upon exit from bankruptcy protection and provide liquidity to fund working capital and other general corporate purposes.

The Revolving Facility received a rating of BB+ from Standard & Poor’s and Ba2 from Moody’s Investment Services. The Term Facility received a rating of BB from Standard & Poor’s and Ba3 from Moody’s Investment Services.

European Receivables Loan Facility

In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of an adequate level of accounts receivable.

Ancillary to the Loan Agreement, the Sellers entered into receivables purchase agreements and related agreements, as applicable, under which they, directly or indirectly, sell certain accounts receivable to Dana Europe Financing (Ireland) Limited, (the Purchaser). The Purchaser is a limited liability company incorporated under the laws of Ireland as a special purpose entity to purchase the identified accounts receivable. The Purchaser pays the purchase price of the identified accounts receivable in part from the proceeds of loans from GE and other lenders under the Loan Agreement and in part from the proceeds of certain subordinated loans from our subsidiary Dana Europe S.A. The Purchaser’s obligations under the Loan Agreement are secured by a lien on and security interest in all of its rights to the transferred accounts receivable, as well as collection accounts and items related to the accounts receivable. The accounts receivable purchased are included in our consolidated financial statements because the Purchaser does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Accordingly, the sales of the accounts receivable and subordinated loans from Dana Europe S.A. are eliminated in consolidation and any loans to the Purchaser from GE and the participating lenders are included in our consolidated financial statements. The securitization program is accounted for as a secured borrowing with a pledge of collateral. At December 31, 2007, the total amount of accounts receivable serving as collateral securing the borrowing was $351.

Advances to the Purchaser under the Loan Agreement are determined based on advance rates relating to the value of the transferred accounts receivable. Advances bear interest based on the LIBOR applicable to the currency in which each advance is denominated, plus a margin as specified in the Loan Agreement. Advances are to be repaid in full by July 2012. The Purchaser pays a fee to the lenders based on any unused amount of the accounts receivable facility. The Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

The Sellers and our subsidiary Dana International Luxembourg SARL, (Dana Luxembourg) and certain of its subsidiaries (collectively, the Dana European Group) also entered into a Performance and Indemnity Deed (the Performance Guaranty) with GE under which Dana Luxembourg has, among other things, guaranteed the Sellers’ obligations to perform under their respective purchase agreements. The Performance Guaranty contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including certain restrictions on the ability of members of the Dana

European Group to incur additional indebtedness, grant liens on their assets, make acquisitions and investments, and pay dividends and make other distributions. Dana Luxembourg has agreed to act as the master servicer for the transferred accounts receivable under the terms of a servicing agreement with GE and each Seller has agreed to act as a sub-servicer under the servicing agreement for the transferred accounts receivable it sells.

At December 31, 2007, there was additional availability of $33 in countries that have started securitization and there were borrowings under this facility equivalent to $119 recorded as notes payable. The proceeds from the borrowings were used for operations and the repayment of intercompany debt.

Canadian Credit Agreement

Dana Canada and certain of its Canadian affiliates were parties to a Canadian Credit Agreement. The Canadian Credit Agreement provided for a $100 revolving credit facility, of which $5 was available for the issuance of letters of credit. At December 31, 2007, less than $1 of the facility was being utilized for letters of credit and there had been no borrowings over the life of the agreement. Based on its borrowing base collateral at December 31, 2007, Dana Canada had additional availability of $52 after deducting the $20 minimum availability requirement. The Canadian Credit Agreement was terminated upon our emergence from bankruptcy.

Debt Reclassification

The bankruptcy filing triggered the immediate acceleration of our direct financial obligations (including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004) and DCC’s obligations under the DCC Notes. The amounts accelerated under the Indentures were characterized as unsecured debt for purposes of the reorganization proceedings. Obligations of $1,582 under our indentures were classified as Liabilities subject to compromise, and the unsecured DCC notes have been classified as part of the current portion of long-term debt in our consolidated balance sheet.

DCC Notes

At December 31, 2007, DCC held $136 of debt, classified as short term, under a $500 Medium Term Note Program established in 1999. The DCC Notes were general unsecured obligations of DCC. In January 2008, DCC repaid $87 of this debt pursuant to the forbearance agreement with the noteholders. On the Effective Date, we paid DCC the $49 remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 with the Debtors. DCC, in turn, used these funds to repay the noteholders in full.

Interest Rate Agreements

Under the terms of the Exit Facility, we are required to enter into interest rate hedge agreements by May 30, 2008 and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years.

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

Issuance of New Common and Preferred Stock

New Common Stock

Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. The charges to earnings for these bonuses were recorded as of the Effective Date.

New Preferred Stock

Pursuant to the Plan, we issued 2,500,000 shares of 4.0% Series A Preferred and 5,400,000 shares of 4.0% Series B Preferred on the Effective Date. After July 31, 2008, and in accordance with the terms of the preferred stock, the shares of Series B Preferred, and not more than $125 of liquidation value of the Series A Preferred, are, at the holder’s option, convertible into fully paid and non-assessable shares of common stock. The remaining shares of Series A Preferred are convertible after January 31, 2011. See description of preferred stock in Item 1 and Note 11 to the financial statements in Item 8 for additional information, including Centerbridge’s participation in the selection of our Board of Directors and limited approval rights with respect to certain transactions.

Cash Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and payments for equipment, other fixed assets and certain raw materials.

The following table summarizes our fixed cash obligations at December 31, 2007 to make future payments:

		Payments Due by Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Principal of long-term debt (1)	$1,062	$1,043	$11	$6	$2
Liabilities subject to compromise to be paid in cash, including VEBA fundings (2)	1,012	1,012
Interest payments (3)	12	10	2
Leases (4)	380	72	101	62	145
Unconditional purchase obligations (5)	175	135	31	9
Pension plan contributions (6)	31	31
Retiree healthcare benefits (7)	80	7	14	16	43
Uncertain income tax positions (8)	16	16

Total contractual cash obligations	$2,768	$2,326	$159	$93	$190

Notes:

(1)	The obligation to repay principal of long-term debt includes the required repayment of the DIP Credit Agreement balance of $900 upon emergence. The principal and interest related to our Exit Financing discussed above under “Liquidity” are not included in this table.

(2)	Cash payments resulting from the bankruptcy proceedings. A portion of these payments were made at emergence and the remainder is expected to be paid in 2008. The remainder of our Liabilities subject to compromise was resolved upon emergence through the issuance of common stock of Dana or through the retention of the liability to be paid in the normal course of business.

(3)	These amounts represent future interest payments based on the debt balances at December 31. Payments related to variable rate debt are based on the December 31, 2007 interest rates. Interest on Exit Financing debt is not included.

(4)	Capital and operating leases related to real estate, vehicles and other assets.

(5)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials. Also included are payments under our long-term agreement with IBM for the outsourcing of certain human resource services.

We have a number of sourcing arrangements with suppliers for various component parts used in the assembly of certain of our products. These arrangements include agreements to procure certain outsourced components that we had manufactured ourselves in earlier years. These agreements do not contain any specific minimum quantities that we must order in any given year, but generally require that we purchase the specific component exclusively from the supplier over the term of the agreement. Accordingly, our cash obligation under these agreements is not fixed. However, if we were to estimate volumes to be purchased under these agreements based on our forecasts for 2008 and assume that the volumes were constant over the respective contract periods, the annual purchases from those agreements where we estimate the annual volume would exceed $20 would be as follows: $395 in 2008; $773 in 2009 and 2010 combined; $709 in 2011 and 2012 combined; and $788 thereafter.

(6)	These amounts represent estimated 2008 contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2008 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(7)	These amounts represent estimated obligations under our non-U.S. retiree healthcare programs. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain or our actuarial assumptions.

(8)	These amounts represent expected payments, with interest, for uncertain tax positions as of December 31, 2007. We were unable to reasonably estimate the timing of the FIN 48 liability in individual years beyond 2008 due to uncertainties in the timing of the effective settlement of tax positions.

Pursuant to the Plan, we also issued 2,500,000 shares of 4.0% Series A Preferred and 5,400,000 shares of 4.0% Series B Preferred. Dividend obligations of approximately $8 per quarter will be incurred while all shares of preferred stock are outstanding.

At December 31, 2007, we maintained cash balances of $111 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees, and to provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

Contingencies

Impact of Our Bankruptcy Filing

During our bankruptcy reorganization proceedings, most actions against us relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.

The Bankruptcy Court confirmed the Plan on December 26, 2007. On January 3, 2008, an Ad Hoc Committee of Asbestos Personal Injury Claimants filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01037). On January 4, 2008, an asbestos claimant, Jose Angel Valdez, filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01038). On February 5, 2008, Prior Dana and the other post-emergence Debtors (collectively, the “Reorganized Debtors”) filed a motion seeking to consolidate the two appeals. Briefing is ongoing in these appeals, and the Reorganized Debtors are moving to have the appeals dismissed.

Class Action Lawsuit and Derivative Actions

A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, lead plaintiffs filed a notice of appeal from the District Court’s order and judgment and, in February 2008, they filed their opening brief in the United States Court of Appeals for the Sixth Circuit.

A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al. was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants, our former Board of Directors and former Chief Financial Officer had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, plaintiff filed a notice of appeal from the District Court’s order and judgment. In February 2008, the plaintiff filed an opening brief in the United States Court of Appeals for the Sixth Circuit. A second stockholder derivative action, Steven Staehr v. Michael J. Burns, et al., remains stayed in the U.S. District Court for the Northern District of Ohio.

SEC Investigation

In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that the Prior Dana Audit Committee had engaged outside counsel to conduct an independent investigation of these matters, as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, at which time we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. We are continuing to cooperate fully with the SEC in the investigation.

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

Asbestos Personal Injury Liabilities

We had approximately 41,000 active pending asbestos personal injury liability claims at December 31, 2007 compared to 73,000 at December 31, 2006, including approximately 6,000 claims that were settled but awaiting final documentation and payment. The number of active pending claims has been reduced for two reasons. First, the dismissal of approximately 17,500 cases in the State of Mississippi reported in the third quarter of 2007. Second, updates of our data on asbestos claims during the bankruptcy process disclosed that approximately 13,000 additional claims were inactive. These claims were filed in jurisdictions with inactive dockets or medical criteria that renders them unlikely to become active. We project costs for asbestos personal injury claims using the methodology that is discussed in Note 18 to the financial statements in Item 8. We had accrued $136 for indemnity and defense costs for pending and future claims at December 31, 2007, compared to $141 at December 31, 2006.

Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a liability for future claims. There were no commutations of insurance in 2007. At December 31, 2007, our liability for future demands under prior commutations was $12, bringing our total recorded liability for asbestos personal injury claims to $148.

At December 31, 2007, we had recorded $69 as an asset for probable recovery from our insurers for pending and projected asbestos personal injury claims compared to $72 recorded at December 31, 2006. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we would exercise in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

In addition, we had a net amount receivable from our insurers and others of $17 at December 31, 2007, compared to $14 at December 31, 2006. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.

As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Prior Dana, which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC will continue to process asbestos personal injury claims in the normal course of business, but it will be separately managed and will have an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. We expect our involvement with Dana Companies, LLC will be limited to service agreements for certain administrative activities.

Other Product Liabilities

We had accrued $4 for non-asbestos product liabilities at December 31, 2007, compared to $7 at December 31, 2006, with no recovery expected from third parties. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental Liabilities

We had accrued $180 for environmental liabilities at December 31, 2007, compared to $64 at December 31, 2006. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. In addition, expected claims settlements have also been considered, as discussed below. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

Of the $180 accrued, $19 will be retained and continues as a post-emergence obligation. The remaining $161 is being addressed through the unresolved claims process described in the Emergence from Reorganization Proceedings section of Item 1. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.

Among the larger unresolved claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. As a result of the continued negotiations, in February 2008 we concluded that there was a probable settlement outcome involving the Hamilton site and other unresolved environmental claims. The $180 accrued at December 31, 2007 includes a provision of $119 to adjust the amounts accrued to the probable settlement outcome.

As described in Note 3 to our financial statements in Item 8, settlements of environmental claims and other matters involving significant estimation could occur at amounts significantly higher than the estimated accrued liabilities. In the case of the settlement relating to the Hamilton site and other environmental claims discussed above, uncertainties regarding the levels of contamination, uncertainty of whether there would be an equitable allocation of the claims to all parties and the possibility of extended and costly litigation, were all factors we considered in connection with the expected settlement outcome. These same factors also precluded us, in the absence of a consensual settlement, from previously determining a probable and estimable liability beyond that which had been previously accrued.

Other Liabilities Related to Asbestos Claims

After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2007, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2007, we had a receivable of $18 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to claims paid prior to the Filing Date.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgments in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgments on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the financial statements in Item 8.

Income Taxes

Accounting for income taxes is complex, in part, because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided when, in our judgment, based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. We consider the projected future taxable income in different tax jurisdictions and tax planning strategies in making this assessment. We recorded a valuation allowance against our U.S. deferred tax assets and U.S. and foreign operating and other loss carryforwards for which utilization is uncertain. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

See additional discussion of our deferred tax assets and liabilities in Note 20 to the financial statements in Item 8.

Retiree Benefits

Accounting for pensions and OPEB involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisors such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover, retirement rates, future compensation levels, and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

Certain changes to our U.S. postretirement benefit plans were implemented during the bankruptcy process, with those related to union employees becoming effective upon emergence. Our postretirement healthcare obligations for all U.S. employees and retirees have been eliminated. With regard to pension benefits, credited service and benefit accruals have been frozen for all U.S. employees in defined benefit plans. These initiatives have eliminated our U.S. OPEB costs and, after considering our VEBA contributions, eliminated the related funding requirements and reduced our future U.S. pension requirements.

The inflation assumption is based on an evaluation of external market indicators. Retirement, turnover and mortality rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve was developed based on a subset of these high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed, which was then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based upon input from the plan’s investment advisors and actuary regarding our current investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. Aside from contributions made to VEBAs as part of settlement agreements in 2007, OPEB benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that expected. Under the applicable standards, those gains and losses are not required to be immediately recognized as expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over future periods.

A change in the pension discount rate of 25 basis points would result in a change in our U.S. pension obligations of approximately $47 and a change in U.S. pension expense of approximately $3. A 25 basis point change in the rate of return would change U.S. pension expense by approximately $4.

Restructuring actions involving facility closures and employee downsizing and divestitures frequently give rise to adjustments to employee benefit plan obligations, including the recognition of curtailment or settlement gains and losses. Upon the occurrence of these events, the obligations of the employee benefit plans affected by the action are also re-measured based on updated assumptions as of the re-measurement date.

See additional discussion of our pension and OPEB obligations in Note 14 to the financial statements in Item 8.

Long-lived Asset Impairment

We perform periodic impairment analyses on our long-lived assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value.

Asset impairments often result from significant actions like the discontinuance of customer programs and facility closures. In the “Business Strategy” section, we discuss a number of reorganization initiatives that are completed or in process, which include customer program evaluations and manufacturing footprint assessments. We have recognized asset impairments associated with these actions. Future decisions in connection with these actions or new actions could result in additional asset impairment losses in the future.

Goodwill

We test goodwill for impairment as of December 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates.

The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units are reasonable. However, different assumptions could materially affect the results. As described in Note 9 to the financials statements in Item 8, we recorded goodwill impairment of $89 in 2007 related to our Thermal business segment.

Liabilities Subject to Compromise

Pre-petition obligations relating to matters such as contract disputes, litigation and environmental remediation were evaluated to determine whether a potential liability is probable. If probable, an assessment, based on all information then available, is made of whether the potential liability is estimable. A liability is recorded when it is both probable and estimable. In a case where there is a range of estimates which are equally probable, a liability is generally recorded using the low end of the range of estimates. In connection with our emergence from bankruptcy, substantially all claims relating to pre-petition matters are being satisfied and discharged under the Plan through payment in cash or through the issuance of Dana common stock in satisfaction of such claims, and a limited number of claims have been reinstated as liabilities of Dana. During the bankruptcy process, the likelihood of settlement and potential settlement outcomes was considered in evaluating whether potential obligations were probable and estimable as of the end of each reporting period.

As described in “Emergence from Reorganization Proceedings” in Item 1, those unsecured nonpriority claims in Class 5B under the Plan that are not resolved as of the Effective Date have been effectively addressed by the creation of a reserve of shares of Dana common stock that will be available for distribution in satisfaction of these unsecured nonpriority claims as they are resolved. The ultimate resolution of these claims is not expected to have an impact on our post-emergence financial condition or results of operations.

Inventories

Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out basis for U.S. inventories and on the first-in, first-out or average cost basis for non-U.S. inventories. Where appropriate, standard cost systems are utilized for purposes of determining cost; the standards are adjusted as necessary to ensure they approximate actual costs. Estimates of reserves of surplus or obsolete inventory are determined at the plant level and are based upon current economic conditions, historical sales quantities and patterns and, in some cases, the specific risk of loss on specifically identified inventories.

Warranty

Costs related to product warranty obligations are estimated and accrued at the time of sale with a charge against cost of sales. Warranty accruals are evaluated and adjusted as appropriate based on occurrences giving rise to potential warranty exposure and associated experience. Warranty accruals and adjustments require significant judgment, including a determination of our involvement in the matter giving rise to the potential warranty issue or claim, our contractual requirements, estimates of units requiring repair and estimates of repair costs. In June 2005, we changed our method of accounting for warranty liabilities from estimating the liability based only on the credit issued to the customer, to accounting for the warranty liabilities based on our total costs to settle the claim. We believe that this is a change to a preferable method in that it more accurately reflects the cost of settling the warranty liability. In accordance with GAAP, the $6 pre-tax cumulative effect of the change was recorded as of January 1, 2005 in the financial statements. During the bankruptcy proceedings we continued to honor our warranty obligations.

Contingency Reserves

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

Fresh Start Accounting

As required by GAAP, in connection with emergence from Chapter 11, we adopted the fresh start accounting provisions of SOP 90-7 effective February 1, 2008. Under SOP 90-7, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of Dana immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid.

Fair values of assets and liabilities represent our best estimates based on independent appraisals and valuations. Where the foregoing are not available, industry data and trends or references to relevant market rates and transactions are used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our common stock may differ materially from the fresh start equity valuation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risks including the effects of fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign Currency Exchange Rate Risks

Our operating results may be impacted by buying, selling and financing in currencies other than the functional currencies of our operating companies. Where possible we focus on natural hedging techniques which include the following: (i) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flow subject to conversion risk; (ii) avoidance of risk by denominating contracts in the appropriate functional currency and (iii) managing cash flows on a net basis (both in timing and currency) to minimize the exposure to foreign currency exchange rates.

After considering natural hedging techniques, some portions of remaining exposure, especially for anticipated inter-company and third party commercial transaction exposure in the short term, may be hedged using financial derivatives, such as foreign currency exchange rate forwards. Some of our foreign entities were party to foreign currency contracts for anticipated transactions in U.S. dollars, British pounds, Swedish krona, euros, South African rand, Singapore dollars and Australian dollars at the end of 2007.

In addition to the transactional exposure discussed above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (translation exposure). We do not enter into foreign exchange contracts to mitigate translation exposure.

Interest Rate Risk

Our interest rate risk relates primarily to our exposure on borrowing under the Exit Facility. Under the terms of the Exit Facility we are required to enter into interest rate hedge agreements by May 30, 2008 and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years.

Risk from Adverse Movements in Commodity Prices

We purchase certain raw materials, including steel and other metals, which are subject to price volatility caused by fluctuations in supply and demand as well as other factors. Higher costs of raw materials and other commodities used in the production process have had a significant adverse impact on our operating results over the last three years. We continue to take actions to mitigate the impact of higher commodity prices, including cost-reduction programs, consolidation of our supply base and negotiation of fixed price supply contracts with our commodity suppliers. In addition, the sharing of increased raw material costs has been, and will continue to be, the subject of negotiations with our customers. No assurances can be given that the magnitude and duration of increased commodity costs will not have a material impact on our future operating results. We had no derivatives in place at December 31, 2007 to hedge commodity price movements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dana Holding Corporation (Formerly Dana Corporation)

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Corporation (Debtor in Possession) (the Company) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement obligations effective December 31, 2005, the manner in which it accounts for share based compensation effective January 1, 2006 and the manner in which it accounts for uncertain tax positions effective January 1, 2007. As discussed in Notes 14 and 19 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for warranty liabilities effective January 1, 2005.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on March 3, 2006 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified, the “Plan”) was confirmed on December 26, 2007. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before March 3, 2006 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on January 31, 2008 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

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

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
March 14, 2008

Dana Corporation
(Debtor in Possession)
Consolidated Statement of Operations
For the years ended December 31, 2007, 2006 and 2005
(In millions except per-share amounts)

	2007	2006	2005

Net sales	$8,721	$8,504	$8,611
Costs and expenses
Cost of sales	8,231	8,166	8,205
Selling, general and administrative expenses	365	419	500
Realignment charges, net	205	92	58
Impairment of assets		234
Impairment of goodwill	89	46	53
Other income, net	162	140	88

Loss from continuing operations before interest, reorganization items and income taxes	(7)	(313)	(117)
Interest expense (contractual interest of $213 and $204 for the years ended December 31, 2007 and 2006)	105	115	168
Reorganization items, net	275	143

Loss from continuing operations before income taxes	(387)	(571)	(285)
Income tax expense	(62)	(66)	(924)
Minority interests	(10)	(7)	(6)
Equity in earnings of affiliates	26	26	40

Loss from continuing operations	(433)	(618)	(1,175)

Loss from discontinued operations before income taxes	(92)	(142)	(441)
Income tax benefit (expense) of discontinued operations	(26)	21	7

Loss from discontinued operations	(118)	(121)	(434)

Loss before effect of change in accounting	(551)	(739)	(1,609)
Effect of change in accounting			4

Net loss	$(551)	$(739)	$(1,605)

Basic loss per common share
Loss from continuing operations before effect of change in accounting	$(2.89)	$(4.11)	$(7.86)
Loss from discontinued operations	(0.79)	(0.81)	(2.90)
Effect of change in accounting			0.03

Net loss	$(3.68)	$(4.92)	$(10.73)

Diluted loss per common share
Loss from continuing operations before effect of change in accounting	$(2.89)	$(4.11)	$(7.86)
Loss from discontinued operations	(0.79)	(0.81)	(2.90)
Effect of change in accounting			0.03

Net loss	$(3.68)	$(4.92)	$(10.73)

Cash dividends declared and paid per common share	$—	$—	$0.37

Average shares outstanding — Basic	150	150	150
Average shares outstanding — Diluted	150	150	151

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation
(Debtor in Possession)
Consolidated Balance Sheet
December 31, 2007 and 2006
(In millions)

	2007	2006

Assets
Current assets
Cash and cash equivalents	$1,271	$704
Restricted cash	93	15
Accounts receivable
Trade, less allowance for doubtful accounts of $20 in 2007 and $23 in 2006	1,197	1,131
Other	295	235
Inventories	812	725
Assets of discontinued operations	24	392
Other current assets	100	52

Total current assets	3,792	3,254
Goodwill	349	416
Investments and other assets	349	663
Investments in affiliates	172	555
Property, plant and equipment, net	1,763	1,776

Total assets	$6,425	$6,664

Liabilities and Stockholders’ deficit
Current liabilities
Notes payable, including current portion of long-term debt	$283	$293
Debtor-in-possession financing	900
Accounts payable	1,072	886
Accrued payroll and employee benefits	258	225
Liabilities of discontinued operations	9	195
Taxes on income	12	95
Other accrued liabilities	418	322

Total current liabilities	2,952	2,016
Liabilities subject to compromise	3,511	4,175
Deferred employee benefits and other non-current liabilities	630	504
Long-term debt	19	22
Debtor-in-possession financing		700
Commitments and contingencies (Note 18)
Minority interest in consolidated subsidiaries	95	81

Total liabilities	7,207	7,498
Common stock, $1 par value, authorized — 350, issued — 150 in 2007 and 2006	150	150
Additional paid-in-capital	202	201
Retained earnings (deficit)	(468)	80
Accumulated other comprehensive loss	(666)	(1,265)

Total stockholders’ deficit	(782)	(834)

Total liabilities and stockholders’ deficit	$6,425	$6,664

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation
(Debtor in Possession)
Consolidated Statement of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(In millions)

	2007	2006	2005

Net cash flows provided by (used in) operating activities	$(52)	$52	$(216)

Cash flows — investing activities
Purchases of property, plant and equipment	(254)	(314)	(297)
Proceeds from sale of businesses	414
Proceeds from sale of DCC assets and partnership interests	188	141	161
Proceeds from sale of other assets	7	54	22
Acquisition of business, net of cash acquired		(17)
Payments received on leases and loans	11	16	68
Change in investments and other assets	14	17	11
Change in restricted cash	(78)	(15)
Other	46	32	(19)

Net cash flows provided by (used in) investing activities	348	(86)	(54)

Cash flows — financing activities
Net change in short-term debt	(21)	(551)	492
Payments of long-term debt		(205)	(61)
Proceeds from debtor-in-possession facility	200	700
Proceeds from European securitization program	119
Reduction in DCC Medium Term Notes	(132)
Issuance of long-term debt		7	16
Dividends paid			(55)
Other			6

Net cash flows provided by (used in) financing activities	166	(49)	398

Net increase (decrease) in cash and cash equivalents	462	(83)	128
Cash and cash equivalents — beginning of year	704	762	634
Effect of exchange rate changes on cash balances	104	25
Net change in cash of discontinued operations	1

Cash and cash equivalents — end of year	$1,271	$704	$762

Reconciliation of net loss to net cash flows — operating activities:
Net loss	$(551)	$(739)	$(1,605)
Depreciation and amortization	279	278	310
Impairment and divestiture-related charges	131	405	515
Non-cash portion of U.K. pension charge	60
Reorganization items, net of payments	154	52
OPEB payments in excess of expense	(71)
Payment to VEBAs for postretirement benefits	(27)
Minority interest	10	7	(16)
Deferred income taxes	(29)	(41)	751
Unremitted earnings of affiliates	(26)	(26)	(40)
Change in accounts receivable	(23)	(62)	146
Change in inventories	(5)	10	81
Change in other current assets	26	29	(93)
Change in accounts payable	110	150	(241)
Change in other current liabilities	(25)	72	(64)
Effect of change in accounting			(4)
Other	(65)	(83)	44

Net cash flows provided by (used in) operating activities	$(52)	$52	$(216)

We paid Income taxes of $51, $87 and $127 and interest of $106, $124 and $164 in 2007, 2006 and 2005.

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation
(Debtor in Possession)
Consolidated Statement of Stockholders’ Equity (Deficit)
and Comprehensive Income (Loss)
(In millions)

				Accumulated Other
				Comprehensive Income (Loss)
		Additional	Retained	Foreign	Unrealized		Stockholders’
	Common	Paid-In	Earnings	Currency	Gains	Postretirement	Equity
	Stock	Capital	(Deficit)	Translation	(Losses)	Benefits	(Deficit)

Balance, December 31, 2004	$150	$190	$2,479	$(265)	$—	$(143)	$2,411
Comprehensive income:
Net loss for 2005			(1,605)				(1,605)
Foreign currency translation				(125)			(125)
Minimum pension liability						(152)	(152)
Reclassification adjustment				67			67

Other comprehensive loss							(210)

Total comprehensive loss							(1,815)
Cash dividends declared			(55)				(55)
Issuance of shares for equity compensation plans, net		4					4

Balance, December 31, 2005	150	194	819	(323)		(295)	545
Comprehensive income:
Net loss for 2006			(739)				(739)
Foreign currency translation				135			135
Minimum pension liability						(83)	(83)

Other comprehensive income							52

Total comprehensive loss							(687)
Adjustment to initially apply SFAS No. 158 for pension and OPEB						(699)	(699)
Issuance of shares for equity compensation plans, net		7					7

Balance, December 31, 2006	150	201	80	(188)		(1,077)	(834)
Adoption of FIN 48 tax adjustment, January 1, 2007			3				3
Comprehensive income:
Net loss for 2007			(551)				(551)
Foreign currency translation				33			33
Pension and postretirement healthcare plan adjustments,						568	568
Other					(2)		(2)

Other comprehensive income							599

Total comprehensive income							48
Issuance of shares for equity compensation plans, net		1					1

Balance, December 31, 2007	$150	$202	$(468)	$(155)	$(2)	$(509)	$(782)

The accompanying notes are an integral part of the consolidated financial statements.

Dana Corporation
Index to Notes to Consolidated
Financial Statements

1.  Emergence from Reorganization Proceedings

2.  Organization and Summary of Significant Accounting Policies

3.  Reorganization under Chapter 11 and Debtor Financial Statements

4.  Impairments, Asset Disposals, Divestitures and Acquisitions

5.  Discontinued Operations

6.  Realignment of Operations

7.  Inventories

8.  Components of Certain Balance Sheet Amounts

9.  Goodwill

10. Investments in Affiliates

11. Preferred Stock

12. Common Stock

13. Equity-Based Compensation

14. Pension and Postretirement Benefit Plans

15. Cash Deposits

16. Financing Agreements

17. Fair Value of Financial Instruments

18. Commitments and Contingencies

19. Warranty Obligations

20. Income Taxes

21. Other Income, Net

22. Segment, Geographical Area and Major Customer Information

23. Reorganization and Fresh Start Accounting Pro Forma Information (Unaudited)

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.	Emergence from Reorganization Proceedings

Organization

Dana Holding Corporation (Dana), incorporated in Delaware, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, and sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 35,000 people in 26 countries and operate 113 major facilities throughout the world.

As a result of Dana Corporation’s emergence from Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

The terms “Dana”, “we,” “our,” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from bankruptcy, are references to Prior Dana, and when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.

Emergence from Reorganization Proceedings and Related Subsequent Events

Background — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors-in-possession under Chapter 11 of the Bankruptcy Code from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on January 31, 2008. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) were consolidated in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates were Debtors.

Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession (as modified, the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock to holders of allowed unsecured claims totaling approximately $2,050. Pursuant to the Plan, we have issued and set aside approximately 28 million additional shares of Dana common stock for future distribution to all holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares will be distributed as the disputed and unliquidated claims (estimated not to exceed $800) are resolved. The terms and conditions governing such distributions are set forth in the Plan and the Confirmation Order.

As provided in the Plan and the Confirmation Order, asbestos personal injury claims were reinstated, and holders of such claims may continue to assert them. Certain other specific categories of claims against the Debtors (primarily worker’s compensation and intercompany liabilities to non-Debtors) were retained and are being discharged in the normal course of business.

Settlement obligations relating to non-pension retiree benefits for retirees and union employees and long-term disability (LTD) benefits for union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the retirees and union employees. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Administrative claims, priority tax claims and other classes of allowed claims of $222 were satisfied by payment of cash at emergence, or will be satisfied with cash payments as soon thereafter as practical.

Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.

Organization — In connection with the formation of a new holding company, we formed a new legal organization aligned with how our businesses are managed operationally. Except as described below, all operating assets and related undischarged liabilities of Prior Dana were transferred to new legal entities within the new holding company structure. Certain other assets and liabilities, including those associated with asbestos personal injury claims, were retained in Prior Dana, which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets sufficient to satisfy its liabilities. Dana Companies, LLC will continue to process asbestos personal injury claims in the normal course of business and will continue to pay such claims in cash. Dana Companies, LLC will be separately managed, and will have an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. We expect our involvement with Dana Companies, LLC will be limited to service agreements for certain administrative activities. See Note 18 for a discussion of our asbestos liabilities.

Common Stock — Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. The charge to earnings for these bonuses will be recorded as of the Effective Date.

Preferred Stock — Pursuant to the Plan, we issued 2,500,000 shares of 4.0% Series A Preferred Stock, par value $0.01 per share (the Series A Preferred) and 5,400,000 shares of 4.0% Series B Preferred Stock, par value $0.01 per share (the Series B Preferred) on the Effective Date. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge) for $250, less a commitment fee of $3 and expense reimbursement of $5, resulting in net proceeds of $242. The Series B Preferred was sold to certain qualified investors (as described in the Plan) for $540, less a commitment fee of $11, resulting in net proceeds of $529.

In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock.

In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of new common stock. The price at which each share of preferred stock will be convertible into common stock is 83% of its distributable market equity value per share, provided the ownership percentage held following the hypothetical conversion of all preferred stock falls within a range defined in the Restated Certificate of Incorporation. The distributable market equity value is the per share value of the common stock determined by calculating the volume-weighted average trading price of such common stock on the New York Stock Exchange for the 22 trading days beginning on February 1, 2008 (the first trading day after the Effective Date) but disregarding the days with the highest and lowest volume-weighted average sales price during such period. The 20-day volume-weighted average trading price was $11.60.

The range of ownership is a function of our net debt plus the value of our minority interests as of the Effective Date. If the amount of our net debt plus the value of our minority interests as of the Effective Date is $525, then 36.3% would be the upper end of the range of ownership. Since the conversion of all preferred stock at 83% of the $11.60 would result in more than 36.3% of our fully diluted common stock being issued to the holders of preferred stock, the conversion price would be the price at which the preferred stock is convertible into 36.3% of our total common stock assuming conversion of all preferred stock. The upper end of the range is subject to adjustment, as provided in the Restated Certificate of Incorporation, to the extent that our net debt plus the value of our minority interests as of the Effective Date is an amount other than $525. The initial conversion price is also subject to certain adjustments as set forth in the Restated Certificate of Incorporation.

Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred are convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, in the event that the common stock’s per share closing sales price exceeds 140% of the conversion price divided by 0.83 for at least 20 consecutive trading days beginning on or after January 31, 2013, we will be able to force conversion of all, but not less than all, of the preferred stock. The price at which the preferred stock is convertible is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and issuances of common stock or common stock derivatives at a price below the preferred stock conversion price in effect at that time.

Dividends on the preferred stock are payable in cash at a rate of 4% per annum on a quarterly basis. If at any time we fail to pay the equivalent of six quarterly dividends on the preferred stock, the holders of the preferred stock, voting separately as a single class, will be entitled to elect two additional directors to our Board of Directors. However, so long as Centerbridge owns Series A Preferred having an aggregate liquidation preference of at least $125, this provision will not be applicable.

In connection with the issuance of the preferred stock, we entered into two registration rights agreements: one with Centerbridge and the other with the purchasers of Series B Preferred, and we also entered into a shareholders agreement. Under the terms of these agreements and the Restated Certificate of Incorporation, Centerbridge was granted representation on our Board of Directors and limited approval rights. See Note 11 for additional information.

Financing at emergence — On the Effective Date, Dana, as borrower, and certain of our domestic subsidiaries, as guarantors, entered into an exit financing facility (the Exit Facility) with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. There were no borrowings under the Revolving Facility, but $200 was utilized for existing letters of credit. Net proceeds from the Exit Facility were $1,276 after $114 of original issue discount and $40 of customary issuance costs and fees. The net proceeds were used to repay the Senior Secured Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), make other payments required upon exit from bankruptcy and provide liquidity to fund working capital and other general corporate purposes. See Note 16 for the terms and conditions of these facilities.

Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The financial statements for the periods ended December 31, 2007 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 23 for an unaudited pro-forma presentation of the impact of emergence from reorganization and fresh start accounting on our financial position.

Note 2.	Organization and Summary of Significant Accounting Policies

Organization — We serve the majority of the world’s vehicular manufacturers as a leader in the engineering, manufacture and distribution of original equipment systems and components, and we continue to manufacture and supply a variety of service parts. We had also been a provider of lease financing services in selected markets through our wholly-owned subsidiary, DCC. Over the last five years, DCC has sold significant portions of its asset portfolio, and in September 2006 adopted a plan of liquidation of substantially all its remaining assets (See Note 4).

Basis of Presentation — As discussed in Note 3, the Debtors reorganized under Chapter 11 of the United States Bankruptcy Code. SOP 90-7, which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

We adopted SOP 90-7 on the Filing Date and prepared our financial statements in accordance with its requirements. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and restructuring of our business are reported separately as reorganization items in our statement of operations. Our balance sheet distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that were affected by the plan of reorganization were reported at the amounts expected to be allowed by the Bankruptcy Court. In connection with our emergence from bankruptcy certain liabilities previously reported as subject to compromise were retained by Dana. These liabilities were reclassified to the appropriate liability caption as of December 31, 2007. In addition, cash provided by or used for reorganization items is disclosed separately in our statement of cash flows. See Note 3 for further information about our financial statement presentation under SOP 90-7.

Estimates — These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability and warranty accruals; valuation of post-employment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of goodwill; residual values of leased assets and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Principles of Consolidation — Our consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies. All significant intercompany balances and transactions have been eliminated in consolidation. Affiliated companies (20% to 50% ownership) are generally recorded in the statements using the equity method of accounting, as are certain investments in partnerships and limited liability companies in which we may have an ownership interest of less than 20%. Historically, certain of the equity affiliates that were engaged in lease financing activities qualified as Variable Interest Entities (VIEs). In addition, certain leveraged leases qualified as VIEs but were not required to be consolidated under Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN No. 46(R)). Accordingly, these leveraged leases were not consolidated and were included with other investments in equity affiliates. Other investments in leveraged leases that qualify as VIEs were consolidated. Substantially all of these investments have been sold as of December 31, 2007.

Operations of affiliates accounted for under the equity method of accounting are generally included for periods ended within one month of our year-end. Less than 20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

Discontinued Operations — In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. SFAS No. 144 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

With respect to the consolidated balance sheet, the assets and liabilities not subject to compromise relating to our discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the components. The balance sheet at December 31, 2006 reflects our announced plans to sell our engine hard parts, fluid products and pump products businesses. The balance sheet at December 31, 2007 includes the residual assets and liabilities of certain pump products operations yet to be sold. In the consolidated statement of cash flows, the cash flows of discontinued operations are included in the applicable line items with continuing operations. See Note 5 for additional information regarding discontinued operations.

Cash and Cash Equivalents — For purposes of reporting cash flows, we consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities that satisfy the criteria for cash equivalents are classified accordingly.

At December 31, 2007, we maintained cash deposits of $111 to provide credit enhancement for certain lease agreements, letters of credit and bank guarantees and to support surety bonds that allow us to self-insure certain employee benefit obligations. These financial arrangements are typically renewed each year. The deposits generally can be withdrawn if we provide comparable security in the form of letters of credit. These banking facilities provide for the issuance of letters of credit, and the availability at December 31, 2007 was adequate to cover the amounts on deposit.

The ability to move cash among operating locations is subject to the operating needs of those locations in addition to locally imposed restrictions on the transfer of funds in the form of dividends, cash advances or loans. In addition, we must meet distributable reserve requirements. Restricted net assets related to our consolidated subsidiaries totaled $167 as of December 31, 2007. Of this amount, $75 and $69 are attributable to our Venezuelan and Chinese operations and are subject to strict governmental limitations on our subsidiaries’ ability to transfer funds outside each of those countries, and $23 is attributable to cash deposits required by certain of our Canadian subsidiaries in connection with credit enhancements on lease agreements, letters of credit and the support of surety bonds. An additional $93 of cash held by DCC at December 31, 2007 was also restricted by the forbearance agreement discussed in Notes 4 and 16.

“Condensed financial information of registrant (Parent company information)” (Schedule I) is required to be included in reports on Form 10-K when a registrant’s proportionate share of restricted net assets (as defined in Rule 4-08(e) of Regulation S-X) exceeds 25% of total consolidated net assets. The purpose of this disclosure is to provide information on restrictions that limit the payment of dividends by the registrant. We have not provided Schedule I for the following reasons. First, as debtors in possession in a Chapter 11 bankruptcy proceeding during 2007, we were precluded from paying dividends to our stockholders and therefore other restrictions are not significant. Second, the amount of our restricted net assets of consolidated subsidiaries in relation to the assets of our consolidated subsidiaries without restrictions is not material. At December 31, 2007, we had a consolidated stockholders’ deficit and, as discussed above, $167 of restricted distributable net assets in consolidated subsidiaries. Third, the debtor company financial information in Note 3 provides information as of and for the year ended December 31, 2007 that is more meaningful than the information that would be contained in Schedule I. While the debtor company financial information includes both the parent company and the subsidiaries included in the bankruptcy filing, there are no restrictions on asset distributions from these subsidiaries to the parent company.

Financial information for 2005 is not presented in Note 3 because it is not required. However, for the reasons described above, we do not believe the information from earlier periods is relevant to the users of our financial statements. During 2007, 2006 and 2005, the parent company received dividends from consolidated subsidiaries of $76, $81 and $238. Dividends from less than 50%-owned affiliates in each of the last three years was $1 or less.

Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for

non-U.S. inventories. In connection with our adoption of fresh start accounting on February 1, 2008, inventories were revalued to their fair market value. See Note 23 for an unaudited pro-forma estimated impact of the fresh start valuation.

Property, Plant and Equipment — Property, plant and equipment is recorded at historical costs unless impaired. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Useful lives for buildings and building improvements, machinery and equipment, tooling and office equipment, furniture and fixtures principally range from twenty to thirty years, five to ten years, three to five years and three to ten years. In connection with our adoption of fresh start accounting on February 1, 2008, fixed assets were revalued to their fair market value, generally their appraised value, and new lives were established. See Note 23 for an unaudited pro-forma estimated impact of the fresh start valuation.

Impairment of Long-Lived Assets — We review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated.

Pre-Production Costs Related to Long-Term Supply Arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2007, the machinery and equipment component of property, plant and equipment included $7 of our tooling related to long-term supply arrangements and $8 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $67 of costs related to tooling that we have a contractual right to collect from our customers.

Lease Financing — Lease financing consists of direct financing leases, leveraged leases and operating leases on equipment. Income on direct financing leases is recognized by a method that produces a constant periodic rate of return on the outstanding investment in the lease. Income on leveraged leases is recognized by a method that produces a constant rate of return on the outstanding net investment in the lease, net of the related deferred tax liability, in the years in which the net investment is positive. Initial direct costs are deferred and amortized using the interest method over the lease period. Operating leases for equipment are recorded at cost, net of accumulated depreciation. Income from operating leases is recognized ratably over the term of the leases. In 2006, we adopted a plan to accelerate the sale of these leases and recorded an impairment charge of $176 (see Note 4). At December 31, 2007, one lease remains with a carrying value, net of non-recourse borrowing, of less than $1.

Allowance for Losses on Lease Financing — Provisions for losses on lease financing receivables were determined based on loss experience and assessment of inherent risk. Adjustments were made to the allowance for losses to adjust the net investment in lease financing to an estimated collectible amount. Income recognition was generally discontinued on accounts that were contractually past due and where no payment activity had occurred within 120 days. Accounts were charged against the allowance for losses when determined to be uncollectible. Accounts where asset repossession had started as the primary means of recovery were classified within other assets at their estimated realizable value.

Goodwill — In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment on an annual basis as of December 31 unless conditions arise that warrant a more frequent valuation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine the fair value of the respective assets. If these estimates or related projections change in the future, we may be required to record goodwill impairment charges.

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

Derivative Financial Instruments — We enter into forward currency contracts to hedge our exposure to the effects of currency fluctuations on a portion of our projected sales and purchase commitments. The changes in the fair value of these contracts are recorded in cost of sales and are generally offset by exchange gains or losses on the underlying exposures. We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes, and we do not hedge all of our exposures.

We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Transactions.” These Statements require, among other things, that all derivative instruments be recognized on the balance sheet at fair value. Forward currency contracts have not been designated as hedges, and the effect of marking these instruments to market has been recognized in the results of operations.

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

Settlements with Insurers — In certain circumstances we commute policies that provide insurance for asbestos personal injury claims. Proceeds from commutations in excess of our estimated receivable recorded for pending and future claims are generally deferred.

Pension Benefits — We sponsor a number of defined benefit pension plans covering eligible salaried and hourly employees. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages. Our practice is to fund these costs through deposits with trustees in amounts that, at a minimum, satisfy the applicable local funding regulations. Annual net pension benefits expenses and the related liabilities are determined on an actuarial basis. These amounts are dependent on management’s assumptions used by actuaries. We review these actuarial assumptions annually and make modifications when necessary. With the input of independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact our financial position, results of operations, or cash flows. See Note 14 for additional information.

Postretirement Benefits Other than Pensions — We provide other postretirement benefits including medical and life insurance for certain eligible employees upon retirement. Benefits are determined primarily based upon employees’ length of service and include applicable employee cost sharing. Our policy is to fund these benefits as they become due. Annual net postretirement benefits expense and the related liabilities are determined on an actuarial basis. These amounts are dependent on management’s assumptions used by actuaries. We review these actuarial assumptions annually and make modifications when necessary. With the input of independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact our financial position, results of operations, or cash flows. See Note 14 for additional information and a discussion of the reduction of the domestic benefits.

Postemployment Benefits — Costs to provide postemployment benefits to employees are accounted for on an accrual basis. Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated. Our policy is to fund these benefits equal to our cash basis obligation. Annual net postemployment benefits expense and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and can be reasonably estimated.

Equity-Based Compensation — Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payments” (SFAS No. 123(R)). We measure compensation cost arising from the grant of share-based awards to employees at fair value and recognize such costs in income over the period during which the service is provided, usually the vesting period. We adopted SFAS No. 123(R) using the modified prospective transition method, and recognized compensation expense for all awards granted after December 31, 2005 and for the unvested portion of outstanding awards at the date of adoption.

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

Supplier agreements with our OEM customers generally provide for fulfillment of the customers’ purchasing requirements over vehicle program lives, which generally range from three to ten years. Prices for product shipped under the programs are established at inception, with subsequent pricing adjustments mutually agreed through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments and either paid or received, as appropriate, in lump sum to effectuate the price settlement. Retroactive price increases are deferred upon receipt and amortized over the remaining life of the appropriate program, unless the retroactive price increase was determined to have been received under contract or legal provisions in which case revenue is recognized upon receipt.

Foreign Currency Translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in Other income. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of Comprehensive loss in stockholders’ equity. For affiliates whose functional currency is the U.S. dollar, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates. Translation expense included in net income for these affiliates were $2 in 2007, 2006 and 2005.

Income Taxes — In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, associated interest has also been recognized.

We adopted the provision of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of this adoption, we recognized a credit of approximately $3 to the 2007 beginning retained earnings balance. We recognize interest accrued relative to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense. Interest income or expense relating to income tax audit adjustments and settlements is recognized as a component of income tax expense or benefit. Net interest expense of $9, $12 and $6 was recognized in 2007, 2006 and 2005.

Deferred income taxes are provided for future tax effects attributable to temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating losses (NOLs), tax credit and other carryforwards. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of continuing operations in the period that includes the enactment date.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” in each reporting period we assess whether it is more likely than not that we will generate sufficient future taxable income to realize our deferred tax assets. This assessment requires significant judgment and, in making this evaluation, we consider all available positive and negative evidence. Such evidence includes trends and expectations for future U.S. and non-U.S. pre-tax operating income, our historical earnings and losses, the time period over which our temporary differences and carryforwards will reverse and the implementation of feasible and prudent tax planning strategies. While the assumptions require significant judgment, they are consistent with the plans and estimates we are using to manage the underlying business.

We provide a valuation allowance against our deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against deferred tax assets serves to reduce income tax expense in the reporting period of change unless the reduction occurs due to the expiration of the underlying loss or tax credit carryforward period. See Note 20 for an explanation of the valuation allowance adjustments made for our net deferred tax assets. See Note 20 for additional information on income taxes.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). This Statement replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the purchase method of accounting (now referred to as the acquisition method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those achieved without the transfer of consideration. The accounting for business combinations requires that the business, as well as the underlying assets and liabilities, should be recorded at fair value, including contingencies and earn-out arrangements such as contingent consideration. SFAS No. 141(R) applies prospectively and is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are evaluating the requirements of SFAS No. 141(R) and we have not yet determined the effect, if any, it will have on our consolidated financial statements in 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest, sometimes called a minority interest, in a subsidiary and for the deconsolidation of a subsidiary. Noncontrolling interests should be classified as a component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires expanded disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests with all other requirements applied prospectively. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. We are evaluating the requirements of SFAS No. 160 and we have not yet determined the effect, if any, it will have on our consolidated financial statements in 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. Entities that elect the fair value option must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008 and expect that adoption will have little or no effect on our consolidated financial statements in 2008.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) promulgated Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF No. 06-4). In March 2007, the EITF promulgated Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF No. 06-10). EITF Nos. 06-4 and 06-10 require a company that provides a benefit to an employee under an endorsement or collateral assignment split-dollar life insurance arrangement that extends to postretirement periods to recognize a liability and related compensation costs. We have adopted EITF Nos. 06-4 and 06-10 effective in the first quarter of 2008. The effect of adoption on our consolidated financial statements was immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB decided to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We expect to use the new definitions of fair value upon adoption of SFAS 157 on January 1, 2008. We will apply the applicable disclosure requirements of SFAS 157 in our 2008 financial statements.

In July 2006, the FASB issued FIN 48 prescribing a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. We adopted the provisions of FIN 48 on January 1, 2007 and increased 2007 beginning retained earnings by approximately $3. Refer to Note 20 for more information on the adoption of FIN 48.

Note 3.	Reorganization under Chapter 11 and Debtor Financial Statements

The Bankruptcy Cases were jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We continued normal business operations during the bankruptcy process and emerged from bankruptcy on January 31, 2008.

Claims resolution

See Note 1 for an explanation of the distributions. Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.

Pre-petition Debt

Our bankruptcy filing had triggered the immediate acceleration of certain direct financial obligations of the Debtors, including, among others, an aggregate of $1,621 in principal and accrued interest on outstanding unsecured notes issued under our 1997, 2001, 2002 and 2004 indentures. Such amounts were characterized as unsecured debt for purposes of the reorganization proceedings and the related obligations are classified as liabilities subject to compromise in our consolidated balance sheet as of December 31, 2007.

In accordance with SOP 90-7, following the Filing Date, we recorded the Debtors’ pre-petition debt instruments at the allowed claim amount, as defined by SOP 90-7, and we accelerated the amortization of the related deferred debt issuance costs, the original issuance discounts and the valuation adjustment related to the termination of interest rate swaps. These items resulted in a pre-tax charge of $17 during March 2006 that is included in reorganization items in our consolidated statement of operations. In addition, we discontinued recording interest expense on debt classified as liabilities subject to compromise.

Reorganization Initiatives

It was critical to the Debtors’ successful emergence from bankruptcy that they (i) maintain positive margins for their products through substantial price increases from their customers; (ii) continue to recover or otherwise provide for increased material costs through renegotiation or rejection of various customer programs; (iii) realize the restructured wage and benefit programs from settlement agreements with two primary unions which eliminate the excessive cash requirements of the legacy pension and other postretirement benefit liabilities accumulated over the years; (iv) realize the benefits of changes in the manufacturing footprint that eliminated excess capacity, closed and consolidated facilities and repositioned operations in lower cost facilities and (v) continue the permanent reduction and realignment of their overhead costs.

Plan of Reorganization

On December 26, 2007, the Bankruptcy Court entered an order confirming our Plan and, on January 31, 2008, the Plan was consummated and we emerged from our reorganization with a significantly restructured balance sheet.

The Plan and the related disclosure statement describe the organization, operations and financing of the reorganized Debtors. Among other things, the Plan incorporates certain provisions of the following agreements: (i) the settlement agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the USW) and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the UAW) (Union Settlement Agreements); (ii) the investment agreement with Centerbridge Capital Partners, L.P. and CBP Parts Acquisition Co. LLC, a Centerbridge affiliate, that provides for the Centerbridge affiliate to purchase $250 in Series A Preferred of Dana, with qualified creditors of the Debtors (i.e., creditors who meet specific criteria) having an opportunity to purchase up to $540 in Series B Preferred on a pro rata basis (the Investment Agreement); (iii) the support agreement by and among Dana, the USW, the UAW, Centerbridge and certain creditors of ours (the Plan Support Agreement); and (iv) a letter agreement dated October 18, 2007 with us, specified members of the ad hoc steering committee of bondholders and their affiliates (the Backstop Investors) (the Backstop Commitment Letter) who severally agreed to purchase up to $290 in Series B Preferred that are not subscribed for by qualified supporting creditors in the offering or purchased by Centerbridge in accordance with its obligations under the Investment Agreement. Through these arrangements, Dana issued $790 of preferred stock through the offering to Centerbridge and the Backstop Investors. After commitment fees of $14 and other customary costs of $5, the net proceeds were $771.

The disclosure statement contained certain information about the Debtors’ pre-petition operating and financial history, the events leading up to the commencement of the Bankruptcy Cases and significant events that occurred during the Bankruptcy Cases. The disclosure statement also described the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, certain alternatives to the Plan, and the manner in which distributions were to be made under the Plan.

DIP Credit Agreement

In March 2006, the Bankruptcy Court approved our $1,450 DIP Credit Agreement, originally consisting of a $750 revolving credit facility and a $700 term loan facility. This facility provided funding to continue our operations without disruption and meet our obligations to suppliers, customers and employees during the Chapter 11 reorganization process. In January 2007, the Bankruptcy Court approved an amendment to the DIP Credit Agreement to increase the term loan facility by $200 to $900, subject to certain terms and conditions. Also in January 2007, we permanently reduced the aggregate commitment under the revolving credit facility from $750 to $650. As a result of these actions, the DIP Credit Agreement was $1,550 at December 31, 2007. Upon emergence, amounts outstanding under the DIP Credit Agreement were repaid from the proceeds of the Exit Facility. See Note 16 for a discussion of the terms and conditions of the DIP Credit Agreement and the Exit Facility.

DCC Notes

DCC was a non-Debtor subsidiary of Dana. At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. In December 2006, DCC and most of its noteholders executed a Forbearance Agreement under which (i) the forbearing noteholders agreed not to exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of our plan of reorganization). Since then, DCC has sold substantially all of its remaining asset portfolio and has used the proceeds to pay down the DCC Notes to a balance of $136 at December 31, 2007. In January 2008, DCC made a $90 payment to the forbearing noteholders, consisting of $87 of principal and $3 of interest.

Contemporaneously with the execution of the Forbearance Agreement, Dana and DCC executed a settlement agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Prior Dana to DCC of $325 (the DCC Claim). On the Effective Date and pursuant to the Plan, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full.

Liabilities Subject to Compromise

As required by SOP 90-7, liabilities being addressed through the bankruptcy process (i.e., general unsecured nonpriority claims arising prior to the Filing Date) are reported as liabilities subject to compromise and adjusted to allowed claim amounts as determined through the bankruptcy process, or to the estimated claim amount if determined to be probable and estimable in accordance with generally accepted accounting principles. As described in the Claims Resolution section of this Note 3, certain of these claims were resolved and satisfied on or before our emergence on January 31, 2008, while others have been or will be resolved subsequent to emergence. Although the allowed amount of certain unresolved claims has not been determined, our liability associated with these unresolved claims subject to compromise has been discharged upon our emergence in exchange for the treatment outlined in the Plan. Except for certain specific claims, most of the general unsecured claims will be satisfied by distributions from the previously funded reserve holding shares of Dana common stock. As such, the future resolution of claims subject to the reserve will not have an impact on our post-emergence results of operations or financial condition. Dana believes that the entire amount of reported liabilities subject to compromise at December 31, 2007 was effectively resolved at January 31, 2008 as disclosed in the unaudited pro forma adjustments in Note 23.

The unresolved claims relate primarily to matters such as contract disputes, litigation and environmental remediation and related costs. The amounts reported as liabilities subject to compromise for these claims are, in most cases, significantly lower than the amount claimed based on the Debtors’ assessment of the probable and estimable liabilities. Since receipt of the filed claims, the Debtors have been actively evaluating the merits of the claims and obtaining additional information to ascertain their validity. The Reorganized Debtors are in settlement discussions with many of the remaining claimants and are seeking to reach agreement as to the allowed claim amounts. Agreements to settle these claims could be for amounts in excess of the liability currently recorded. Where settlement outcomes subsequent to December 31, 2007 have been finalized, or an estimable outcome has been determined to be probable, the amounts reported as liabilities subject to compromise at December 31, 2007 were adjusted to the probable allowed amount of the claim resulting from the settlement. Claims which have not been resolved as of the present date, do not meet the probable and estimable standards for recognition in the financial statements.

Liabilities subject to compromise in the consolidated balance sheet include the amounts related to our discontinued operations and consisted of the following at December 31, 2007 and 2006:

	2007	2006

Accounts payable	$285	$290
Pension and other postretirement obligations	1,034	1,687
Debt (including accrued interest of $39)	1,621	1,623
Other	571	575

Consolidated liabilities subject to compromise	3,511	4,175
Payables to non-Debtor subsidiaries	402	402

Debtor liabilities subject to compromise	$3,913	$4,577

Upon emergence, the Plan required that certain liabilities previously reported as liabilities subject to compromise be retained by Dana. Approximately $213 of liabilities, including $145 of asbestos liabilities, $27 of pension liabilities and $41 of other liabilities were reclassified from liabilities subject to compromise to current or long-term liabilities of Dana, as appropriate. In addition to this reduction for liabilities being retained, liabilities subject to compromise were reduced through claim settlements and adjustments to allowed amounts as determined through the bankruptcy process, principally the pension, postretirement and long-term disability actions described below. These reductions were partially offset by the inclusion of the contract rejection claims that gave rise to allowed claims as discussed below and the settlement of claims pursuant to the disputed claim resolution process discussed above.

As discussed in Note 14, the reduction in pension and postretirement obligations since the end of 2006 is attributed to the elimination of postretirement healthcare benefits for non-union employees and retirees and the freezing of service and benefit accruals for non-union employees and benefit payments. Based on the Bankruptcy Court’s determination of allowed long-term disability claims during the fourth quarter of 2007, we reduced the recorded amount of long-term disability liabilities subject to compromise by $56.

Debtors’ pre-petition bond debt of $1,621 is included in liabilities subject to compromise. As of the Filing Date, we discontinued recording interest expense on debt classified as liabilities subject to compromise. On a consolidated basis, contractual interest on all debt, including the portion classified as liabilities subject to compromise, amounted to $213 and $204 for the years ended December 31, 2007 and 2006.

Other includes accrued liabilities for environmental, product liabilities, income taxes, deferred compensation, other postemployment benefits and contract rejection claims. During 2007, there were two notable settlement agreements that resulted in the recognition of allowed claims in liabilities subject to compromise. In August 2007, we entered into a new long-term supply agreement with Sypris, and Sypris received a general, unsecured nonpriority claim of $90 for damages in connection with cancellation of the old supply agreement. At emergence, this claim was satisfied pursuant to the terms of the Plan. The portion of the claim attributable to price reductions on future products to be acquired from Sypris was estimated at $35 and was recorded as a deferred asset in investments and other assets. The remaining contract claim of $55 attributable to the economic effects of other modifications to the Sypris contract (primarily to exclude certain products) was recorded as a charge to reorganization items in the third quarter of 2007.

Additionally, in August 2007, the Bankruptcy Court approved a settlement agreement relating to our lease of an engineering and office facility from the Toledo-Lucas County Port Authority (the Port Authority). Under the terms of the settlement agreement, in exchange for modifying the terms of the existing lease, the Port Authority received a secured claim of $19 and a general unsecured nonpriority claim of $15 under the Plan. The secured claim of $19 was satisfied in January 2008 by execution of an amended lease substantially in the form agreed to by the parties and included in the Bankruptcy Court’s settlement order. This settlement was recognized as a lease modification. The unsecured claim of $15 has been recorded as prepaid rent in investments and other assets, with liabilities subject to compromise increasing by a like amount at December 31, 2007. Since the prices under the new supply agreement with Sypris and the rental payments under the amended lease with the Port Authority have been determined to be at prevailing market rates, the deferred assets recognized in connection with the above settlement actions were eliminated and charged to reorganization items, net as part of the application of fresh start accounting on February 1, 2008.

As described in the Environmental Liabilities section of Note 18, based on the probable outcome of certain unresolved environmental claim negotiations, we recognized reorganization expense in 2007 and increased liabilities subject to compromise by $119.

Liabilities subject to compromise at December 31, 2007 includes $117 to record probable settlements of disputed claims based on discussions subsequent to December 31, 2007.

Payables to non-Debtor subsidiaries include the DCC Claim of $325.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to SOP 90-7. Professional fees include underwriting fees paid in connection with the DIP Credit Agreement and other financings undertaken as part of the reorganization process. Reorganization items also include provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by the non-Debtor companies as a result of the Debtors’ bankruptcy proceedings.

The reorganization items in the consolidated statement of operations for years ended December 31, 2007 and 2006 consisted of the following items:

	Year Ended December 31,
	2007	2006

Debtor reorganization items
Professional fees	$121	$114
Debt valuation adjustments		17
Contract rejections and claim settlements	134	(8)
Union agreement and other costs	25
Interest income	(15)	(6)

Debtor reorganization items	265	117
Non-Debtor reorganization items
Professional fees	10	10
Claim settlements		16

Total reorganization items	$275	$143

The debt valuation adjustments in 2006 resulted from the elimination of costs associated with the termination of interest rate swaps as a consequence of the bankruptcy filing and unamortized debt issuance costs associated with pre-petition debt. The contract rejections and claim settlements net expense includes the charge associated with the Sypris and other claim settlements and recognition of allowable claims in connection with other contract rejections. These charges were partially offset primarily by the adjustment of long-term disability obligations to allowed amounts.

As a consequence of the Debtors’ entry into the Union Settlement Agreements in the third quarter of 2007, lump sum payments made to union employees of approximately $22 in connection with the ratification of the agreements were recognized as reorganization cost.

Non-Debtor professional fees related principally to organizational restructuring to facilitate future repatriations, financings and other actions. The non-Debtor loss on settlement of claims in 2006 was recorded by DCC in connection with the settlement of intercompany amounts with Dana pursuant to the claim settlement action discussed in the DCC Notes section of this Note. A corresponding gain was recorded in the Debtor reorganization items.

Debtor in Possession Financial Information

In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below as of and for the years ended December 31, 2007 and 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor-in-possession statement of operations is equal to the consolidated net loss.

DANA CORPORATION

DEBTOR IN POSSESSION
STATEMENT OF OPERATIONS
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity earnings)

	Year Ended December 31,
	2007	2006

Net sales
Customers	$3,975	$4,180
Non-Debtor subsidiaries	254	250

Total	4,229	4,430
Costs and expenses
Cost of sales	4,243	4,531
Selling, general and administrative expenses	226	270
Realignment and impairment	102	56
Other income, net	227	174

Loss from continuing operations before interest, reorganization items and income taxes	(115)	(253)
Interest expense (contractual interest of $180 and $162 for the years ended December 31, 2007 and 2006)	72	73
Reorganization items, net	265	117

Loss from continuing operations before income taxes	(452)	(443)
Income tax benefit (expense)*	55	(56)
Minority interest income	2
Equity in earnings of affiliates	3	5

Loss from continuing operations	(392)	(494)
Loss from discontinued operations	(186)	(72)
Equity in earnings (loss) of non-Debtor subsidiaries	27	(173)

Net loss	$(551)	$(739)

*	Although maintaining valuation allowances on net deferred tax assets in the U.S., the Debtors recorded net income tax benefits of $55 in 2007. As discussed in Note 20, the level of other comprehensive income generated during 2007, in large part due to employee benefit reduction actions, resulted in the recognition of $120 of tax benefits on the U.S. loss from continuing operations. Partially offsetting the $120 of benefits were tax expenses of $37 for the expected repatriation of undistributed earnings of operations outside the U.S. and expenses to record adjustments for expected settlement of tax matters.

Income tax expense is reported in 2006 in the Debtor in Possession Statement of Operations as a result of DCC (a non-Debtor) being reported in this statement on an equity basis. Within DCC’s results, which are included in Equity in earnings (loss) of non-Debtor subsidiaries in this statement, are net tax benefits of $68 which were recognized in accordance with DCC’s Tax Sharing Agreement (TSA) with Dana. Because DCC is included in our consolidated U.S. federal tax return and we were unable to recognize U.S. tax benefits due to the valuation allowance against our U.S. deferred tax assets, a tax provision is required in the Dana parent company financial statements to offset the tax benefits recorded by DCC. The TSA was cancelled in December 2006 in connection with the Settlement Agreement between DCC and Dana. DCC’s tax liabilities totaling $86 at the time of the TSA cancellation were treated by us as a capital contribution.

DANA CORPORATION

DEBTOR IN POSSESSION
BALANCE SHEET
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

	December 31,
	2007	2006

Assets
Current assets
Cash and cash equivalents	$510	$216
Accounts receivable
Trade, less allowance for doubtful accounts of $20 in 2007 and $23 in 2006	414	460
Other	97	71
Inventories	273	243
Assets of discontinued operations		237
Other current assets	34	13

Total current assets	1,328	1,240
Investments and other assets	432	875
Investments in equity affiliates	131	110
Investments in non-Debtor subsidiaries	2,220	2,292
Property, plant and equipment, net	821	689

Total assets	$4,932	$5,206

Liabilities and shareholders’ deficit
Current liabilities
Debtor-in-possession financing	$900	$—
Accounts payable	331	294
Liabilities of discontinued operations		50
Other accrued liabilities	292	341

Total current liabilities	1,523	685
Liabilities subject to compromise	3,913	4,577
Other non-current liabilities	278	76
Debtor-in-possession financing		700
Commitments and contingencies (Note 18)
Minority interest in consolidated subsidiaries		2

Total liabilities	5,714	6,040
Stockholders’ deficit	(782)	(834)

Total liabilities and shareholders’ deficit	$4,932	$5,206

DANA CORPORATION
DEBTOR IN POSSESSION

STATEMENT OF CASH FLOWS
(Non-debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

	Year Ended December 31,
	2007	2006

Operating activities
Net loss	$(551)	$(739)
Depreciation and amortization	136	127
Loss on sale of assets	105
Deferred income taxes	(106)	56
Impairment and divestiture-related charges	94	18
Reorganization items, net of payments	154	26
Equity in losses of non-Debtor subsidiaries, net of dividends	49	173
Payment to VEBAs for postretirement benefits	(27)
OPEB payments in excess of expense	(76)
Intercompany settlements	135
Changes in working capital	62	46
Other	118	95

Net cash flows provided by (used for) operating activities	93	(198)

Investing activities
Purchases of property, plant and equipment	(81)	(150)
Proceeds from sale of businesses	42
Other	42	(46)

Net cash flows provided by (used for) investing activities	3	(196)

Financing activities
Proceeds from debtor-in-possession facility	200	700
Payments on long-term debt	(2)	(21)
Net change in short-term debt		(355)

Net cash flows provided by financing activities	198	324

Net increase (decrease) in cash and cash equivalents	294	(70)
Cash and cash equivalents — beginning of period	216	286

Cash and cash equivalents — end of period	$510	$216

Note 4.	Impairments, Asset Disposals, Divestitures and Acquisitions

Impairments

In accordance with SFAS No. 144, “Impairment of Long-lived Assets” (SFAS No. 144), we review long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation in which the assets are utilized to their carrying amount. If those cash flows are determined to be less than the carrying amount of the assets, the long-lived assets of the operation (excluding goodwill) are written down to fair value if the fair value is lower than the carrying amount. Fair value is determined based on discounted cash flows or other methods providing best estimates of value.

Asset impairments often result from significant actions like the discontinuance of customer programs, facility closures or other events which result in the assets being held for sale. When this occurs, the specific assets are adjusted to their fair value less cost to sell or dispose. A number of recent realignment actions have been completed and a few remain in process.

Long-lived assets that continue to be used internally are evaluated for impairment, in the aggregate, by business segment given the global nature of the business segment operation, the interdependency of operations within the segment and the ability to reallocate assets within the segment.

With our adoption of fresh start accounting upon emergence, assets will be revalued based on our enterprise reorganization value and the appraised values of long-lived assets will increase. This increased valuation for fresh start accounting purposes could subject us to greater risks of future impairment. Our preliminary valuation is discussed in Note 23.

See Note 9 for an explanation of our goodwill impairment assessment.

DCC Asset Disposals and Impairments

Since 2001, DCC has sold its assets in individually structured transactions and achieved further reductions through normal portfolio runoff. In 2006, DCC adopted a plan to proceed with an accelerated sale of substantially all of its remaining assets. As a result of this action, we recognized an asset impairment charge of $176 in 2006.

The carrying value of the remaining DCC portfolio assets was $7 at December 31, 2007 compared to $178 at December 31, 2006. Where applicable, these assets were adjusted quarterly to their estimated fair value less cost to sell. During 2007, DCC continued to dispose of assets under the terms of the Forbearance Agreement discussed in Note 3, generating cash proceeds of $189 in 2007.

The remaining DCC assets include a partnership investment with a current carrying value of $6. Based on a letter of intent to sell this investment, we recognized a loss of $13 in the fourth quarter of 2007 to adjust the carrying value to the expected net sale proceeds.

Divestitures

In October 2005, our Board of Directors approved the divestiture of three businesses (engine hard parts, fluid products and pump products). These businesses employed approximately 9,100 people in 44 operations worldwide with annual revenues exceeding $1,200 in 2006. These businesses are presented in our financial statements as discontinued operations through the dates of divestiture.

We have substantially completed these approved divestitures and have also sold other investments and businesses since 2005. All of these activities are summarized below.

In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14.

In March 2007:

•	We sold our engine hard parts business to MAHLE GmbH (MAHLE) and received cash proceeds of $98, of which $10 remains escrowed pending satisfaction of certain indemnification obligations. We recorded an after-tax loss of $42 in the first quarter of 2007 in connection with this sale and an after-tax loss of $3 in the second quarter related to a South American operation.

•	We sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner, an affiliate of GETRAG, for $207 in cash. We had recorded an impairment charge of $58 in the fourth quarter of 2006 to adjust this equity investment to fair value and we recorded an additional charge of $2 after tax in the first quarter of 2007 based on the value of the investment at the time of closing.

In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates. Aggregate cash proceeds of $84 were received from these transactions and an aggregate after-tax gain of $32 was recorded in the third quarter in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

In August 2007, we and certain of our affiliates executed an axle agreement and related transaction documents providing for a series of transactions relating to our rights and obligations under two joint ventures with GETRAG and certain of its affiliates. These agreements provide for relief from non-compete provisions in various agreements restricting our ability to participate in certain markets for axle products other than through participation in the joint ventures; the grant of a call option to GETRAG to acquire our ownership interests in the two joint ventures for a purchase price of $75; our payment to GETRAG of $11 under certain conditions; the withdrawal, with prejudice, of bankruptcy claims aggregating approximately $66 filed by GETRAG and one of the joint venture entities relating to our alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by us and various other parties. In connection with these agreements, we had recorded $11 as liabilities subject to compromise and as a charge to other income, net in the second quarter based on our determination that the liability was probable. In October 2007, these agreements were approved by the Bankruptcy Court and became effective. The $11 liability was reclassified to other current liabilities at December 31, 2007.

In September 2007, we completed the sale of our coupled fluid products business to Coupled Products Acquisition LLC by having the buyer assume certain liabilities ($18) of the business at closing. An after-tax loss of $23 was recorded in the third quarter in connection with the sale of this business. A final purchase price adjustment is pending on this sale.

We completed the sale of a portion of the pump products business in October 2007, generating proceeds of $7 and a nominal after-tax gain, which was recorded in the fourth quarter.

During the fourth quarter of 2007, we substantially completed our divestment of DCC assets. Since we announced the plan of divestment in 2001, when DCC’s portfolio assets exceeded $2,200, we have completed sales leaving us with portfolio assets of $7 at December 31, 2007.

In January 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company, generating proceeds of $5 and an after-tax loss of $1 that will be recorded in the first quarter of 2008.

During 2005, an aggregate after-tax charge of approximately $18 was recorded for the following transactions:

•	We dissolved our joint venture with Daido Metal America, which manufactured engine bearings and related materials in Atlantic, Iowa and Bellefontaine, Ohio. We previously had a 70% interest in the joint venture, which was consolidated for financial reporting purposes. During the third quarter of 2005, we acquired the remaining minority interests, sold the Bellefontaine operations, and assumed full ownership of the Atlantic facility.

•	We sold our domestic fuel rail business, consisting of a production facility in Angola, Indiana.

•	We sold our South African electronic engine parts distribution business.

•	We sold our Lipe business, a manufacturer and re-manufacturer of heavy-duty clutches, based in Haslingden, Lancashire, United Kingdom.

Acquisitions

In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd.) from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5.

Dana Mauritius has agreed, subject to certain conditions, to purchase an additional 46% equity interest in Dongfeng Dana Axle Co., Ltd. within the next three years for approximately $55.

In July 2006, we completed the dissolution of Spicer S.A. de C.V. (Spicer S.A.), our joint venture in Mexico with Desc Automotriz, S.A. de C.V. (Desc). The transaction included the sale of our 49% interest in Spicer S.A. to Desc and our acquisition of the Spicer S.A. subsidiaries in Mexico that manufacture and assemble axles, driveshafts, gears, forgings and castings (in which we previously held an indirect 49% interest). Desc, in turn, acquired full ownership of the subsidiaries that hold the transmission and aftermarket gasket operations in which it previously held a 51% interest. Prior to the sale, we loaned $20 to two subsidiaries of Spicer S.A. that we later acquired. For the sale of our 49% interest in Spicer S.A., we received a $166 note receivable and $15 of cash from Desc. The aggregate proceeds of $181 exceeded our investment in Spicer S.A. by $19, including $9 related to the transmission and gasket operations. The $9 was recognized as a gain on sale of assets in our results of operations in the quarter ended September 30, 2006, along with $4 of related tax expense. The remainder of the excess of the proceeds over our investment ($10) relates to the assets we ultimately retained and was recorded as a reduction of the basis of those assets.

The aggregate purchase price for the subsidiaries we acquired in this transaction was $166, which we satisfied through the return of the $166 note receivable from Desc. The $166 assigned to the net assets acquired has been reduced by the remaining $10 excess of the proceeds over our investment and by $3 for the cash acquired, resulting in net assets acquired of $153.

The operating results of the five manufacturing subsidiaries that we acquired have been included in our results of operations since July 1, 2006. These units had total 2005 sales of $296, a substantial portion of which was to us. The incremental 2006 sales impact of the acquired operations is not significant given that a substantial portion of the acquired Spicer S.A. operations’ revenues were intercompany sales to us. In addition, the earnings impact in 2005 and 2006 is not material since Spicer S.A. has operated near break-even in recent years, and 49% of the income (loss) was previously included in our Equity in earnings of affiliates.

Note 5.	Discontinued Operations

In October 2005, our Board approved a plan to sell the engine hard parts, fluid products and pump products businesses. Since that date, these businesses have been treated as “held for sale” and are aggregated and presented as discontinued operations through their respective dates of divestiture. In 2005, the long-lived assets of the businesses were assessed for potential impairment and provisions were recorded to reduce the net assets of the discontinued operations to their fair value less cost to sell. Since 2005, we have periodically adjusted the underlying net assets of the discontinued operations to their net fair value less cost to sell based on the profit outlook for these businesses, discussions with potential buyers and other factors impacting expected sale proceeds. These valuation adjustments were recorded in the discontinued operations results as impairment charges.

In the third quarter of 2005, a non-cash charge of $207 was recorded to reduce property, plant and equipment of these businesses to their estimated fair value. The $207 was comprised of $165 related to our engine hard parts business and $42 related to the fluid routing business. Additionally, we recorded a charge of $83 to reduce goodwill related to the fluid routing business to its estimated fair value. There was no goodwill associated with the engine hard parts and pump products businesses. A tax benefit of $15, related to the charges associated with certain non-U.S. operations, was recorded resulting in an after-tax charge of $275 being incurred in the third quarter of 2005.

Additional charges of $121 to reduce the businesses to fair value less cost to sell on a held for sale basis were recorded in the fourth quarter of 2005, including cumulative translation adjustment recognition of $67. The $121 was comprised of $67 related to the engine hard parts business, $53 to the pump business and $1 to the fluid routing business. A tax expense of $2 was recognized, resulting in a fourth quarter 2005 after-tax impairment of $123.

The combined pre-tax charge in 2005 of $411 was comprised of $232 for the engine hard parts business, $126 for the fluid products business and $53 for the pump business. The $411 pre-tax and $398 after-tax charge are included in loss from discontinued operations before income taxes and loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2005.

An additional provision of $137 was recorded in 2006 to adjust the net assets of the discontinued operations to their fair value less cost to sell. Included in the $137 were $75 related to engine hard parts, $44 to fluid routing and $18 to pump products. Tax benefits of these adjustments related primarily to the non-U.S. entities and totaled $21 in 2006.

The sales of these businesses were substantially completed during 2007 as discussed in Note 4, resulting in an aggregate after-tax loss upon sale of $36 during 2007.

The results of our discontinued operations for 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Sales	$495	$1,220	$1,221
Cost of sales	500	1,172	1,173
Selling, general and administrative expenses	26	68	78
Impairment charges	4	137	411
Realignment and other income (expense), net	(57)	15

Loss before income taxes	(92)	(142)	(441)
Income tax benefit (expense)	(26)	21	7

Loss from discontinued operations	$(118)	$(121)	$(434)

Realignment in 2007 includes $17 for settlement of pension obligations in the United Kingdom (U.K.) (see Note 14) relating to discontinued operations, $16 of pre-tax losses upon completion of the sales and $20 for a bankruptcy claim settlement with the purchaser of a previously sold discontinued business.

The effective income tax rate of discontinued operations differs from the U.S. federal income tax rate primarily due to our inability to recognize tax benefits on U.S. and U.K. losses following the recording of a valuation allowance against U.S. and U.K. deferred tax assets in 2005. The magnitude of this effect varies greatly and depends on the mix of taxable income in non-U.S. locations and U.S. losses recorded in 2007, 2006 and 2005.

At December 31, 2007, the net assets of the remaining pump products business have been reduced to the extent permitted by GAAP. The sale of this operation in January 2008 generated proceeds of $5 and an after-tax loss of $1.

The sales and net loss of our discontinued operations consisted of the following:

	2007	2006	2005

Sales
ASG
Engine	$131	$657	$671
Fluid	276	463	454
Pump	88	100	96

Total Discontinued Operations	$495	$1,220	$1,221

Net Loss
ASG
Engine	$(68)	$(63)	$(234)
Fluid	(6)	(57)	(150)
Pump	(23)	2	(50)

Total ASG	(97)	(118)	(434)
Other	(21)	(3)

Total Discontinued Operations	$(118)	$(121)	$(434)

The assets and liabilities of discontinued operations reported in the consolidated balance sheet at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Assets of discontinued operations
Accounts receivable	$13	$223
Inventories	5	123
Cash and other assets	6	40
Investments in leases		6

Total assets	$24	$392

Liabilities of discontinued operations
Accounts payable	$6	$95
Accrued payroll and employee benefits	1	41
Other current liabilities	2	51
Other noncurrent liabilities		8

Total liabilities	$9	$195

In the consolidated statement of cash flows, the cash flows of discontinued operations are reported in the respective categories of cash flows, along with those of our continuing operations. Liabilities subject to compromise of discontinued operations and certain other accounts are included in continuing operations and are not included in the liabilities of discontinued operations. The assets and liabilities of discontinued operations have declined due to the sale of substantially all of the businesses held for sale.

Note 6.	Realignment of Operations

Realignment of our manufacturing operations was an essential component of our bankruptcy reorganization plans. We focused on eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and on reducing and realigning overhead costs.

During 2007, we completed the closure of fifteen facilities. Additional facilities will close in 2008 and 2009, and other locations are in various stages of implementing work force reductions. In Axle, facilities in Syracuse, Indiana; Buena Vista, Virginia and Cape Girardeau, Missouri were closed. Four Structures facilities in Guelph, Ontario; Thorold, Ontario; Valencia, Venezuela and Garland, Texas were closed. Three Driveshaft facilities in Renton, Washington; Charlotte, North Carolina and Bristol, Virginia were also closed in 2007 and a fourth facility in Thorold, Ontario will be closed by the end of 2008. Two Thermal facilities in Danville, Indiana and Sheffield, Pennsylvania were closed. One Commercial Vehicle facility in Barrie, Ontario is scheduled to be closed in 2009. Three smaller facilities were closed including the Sealing facility in Fulton, Kentucky; the Off-Highway facility in Statesville, North Carolina and the technical center in Ottawa Lake, Michigan.

Included in 2007 realignment charges is $69 relating primarily to the ongoing facility closure activities associated with previously announced manufacturing footprint actions and other restructuring or downsizing actions. The remaining $136 of realignment charges related to U.K. pension restructuring.

In 2007, the pension liabilities of our U.K. operations were restructured (see Note 14). As a result of the underlying agreement, a pension curtailment charge of $8 was recorded as a realignment charge in the first quarter of 2007. In April 2007, the U.K. subsidiaries settled their pension plan obligations to the plan participants through a cash payment of $93 and the transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses to the plans. Concurrent with the cash payment and equity transfer, a pension settlement charge of $145 was recorded as realignment expense of $128 with $17 expensed in discontinued operations.

In December 2006, the closure of four North American production facilities was announced, two in Axle and two in Structures. Realignment charges of $27 related to severance costs were recorded in 2006 for these closures. At December 31, 2006, we had committed to additional facility closures and work force reduction actions that were announced in 2007. Since most of these actions involved people with existing contractual severance arrangements, a realignment charge of $54 was recorded for the separation cost for these closures.

In December 2005, plans were announced to consolidate our North American Thermal operations to reduce operating and overhead costs and strengthen our competitiveness. Three facilities, located in Danville, Indiana; Sheffield, Pennsylvania and Burlington, Ontario, employing 200 people, were closed. We also announced workforce reductions of approximately 500 people at our Structures plant in Thorold, Ontario and approximately 300 people at three Axle facilities in Australia, resulting from the expiration of supply agreements for truck frames and rear axle modules. Expenses of $31 were recorded related to these actions.

During the second quarter of 2005, the status of our plan to reduce the workforce within our Off-Highway segment was reviewed. This reduction had been announced in the fourth quarter of 2004 and resulted in realignment charges of $34 in connection with the planned closure of the Statesville, North Carolina facility and workforce reductions in Brugge, Belgium. These actions were to eliminate approximately 300 jobs. A conclusion was reached that completion of the plan was no longer probable within the required timeframe due to subsequent changes in the related markets. Accordingly, we reversed the accrual for employee termination benefits.

The following table shows the realignment charges and related payments, exclusive of the U.K. pension charges discussed above, recorded in our continuing operations during 2007, 2006 and 2005.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2004	$30	$—	$14	$44
Activity during the year
Charges to expense	30	23	11	64
Adjustments of accruals	(6)			(6)
Non-cash write-off		(23)		(23)
Cash payments	(13)		(10)	(23)

Balance at December 31, 2005	41		15	56
Activity during the year
Charges to expense	78	4	15	97
Adjustments of accruals	(4)		(1)	(5)
Transfer of balances	(20)		(6)	(26)
Non-cash write-off		(4)		(4)
Cash payments	(31)		(13)	(44)

Balance at December 31, 2006	64		10	74
Activity during the year
Charges to expense	33	18	50	101
Adjustments of accruals	(29)		(3)	(32)
Non-cash write-off		(18)		(18)
Cash payments	(15)		(42)	(57)

Balance at December 31, 2007	$53	$—	$15	$68

The transfer of balances in 2006 moves a portion of the accrual from our realignment accruals to the pension liability accruals.

Employee terminations relating to the plans within our continuing operations were as follows:

Year Restructuring Initiated	2007	2006	2005	Total

Total estimated future terminations	1,013	2,630	1,276	4,919
Less actual reduction
2005			(25)	(25)
2006		(460)	(382)	(842)
2007		(1,324)	(842)	(2,166)

Remaining at December 31, 2007	1,013	846	27	1,886

In addition to the plant closures discussed above, downsizing actions at several locations also resulted in terminations which are included above. At December 31, 2007, $68 of realignment accruals remained in accrued liabilities, including $53 for the reduction of approximately 1,900 employees to be completed over the next two years and $15 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $48 in 2008 and $20 thereafter. In addition to the $68 accrued at December 31, 2007, we estimate that another $96 will be expensed to complete pending initiatives.

Realignment initiatives generally occur over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of the pending realignment initiatives for ASG and the Heavy Vehicle Technologies and Systems Group (HVTSG) business units and the underlying segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2007	2007	to Date	Complete

ASG
Axle	$42	$11	$53	$8
Driveshaft	31	(3)	28	29
Sealing	3	2	5
Thermal	4	2	6
Structures	45	23	68	58
Other ASG				1

Total ASG	125	35	160	96
HVTSG
Commercial Vehicles	5	13	18
Off-Highway	31	1	32

Total HVTSG	36	14	50
Other	17	20	37

Total continuing operations	$178	$69	$247	$96

The remaining cost to complete includes estimated non-contractual separation payments, lease cancellations, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 7.	Inventories

The components of inventory are as follows:

	December 31,
	2007	2006

Raw materials	$331	$274
Work in process and finished goods	481	451

Total	$812	$725

Inventories in the U.S. amounting to $275 and $240 at December 31, 2007 and 2006 were valued using the LIFO method. If all inventories were valued at replacement cost, reported values would be increased by $123 and $116 at December 31, 2007 and 2006. During 2007, we experienced reductions in certain inventory quantities which caused a liquidation of LIFO inventory values and reduced our net loss from continuing operations by $10.

Note 8.	Components of Certain Balance Sheet Amounts

The following items comprise the amounts indicated in the respective balance sheet captions:

	December 31,
	2007	2006

Other current assets
Prepaid expense	$72	$51
Deferred tax benefits	27
Other	1	1

Total	$100	$52

	December 31,
	2007	2006

Investments and other assets
Deferred tax benefits	$55	$293
Noncurrent pension asset	68	106
Notes receivable	69	81
Amounts recoverable from insurers	66	70
Investment in leveraged leases	7	63
Other	84	50

Total	$349	$663

Property, plant and equipment, net
Land and improvements to land	$121	$117
Buildings and building fixtures	688	641
Machinery and equipment	3,338	3,515

Total	4,147	4,273
Less: Accumulated depreciation	2,384	2,497

Net	$1,763	$1,776

Deferred employee benefits and other noncurrent liabilities
Pension obligations	$205	$291
Postretirement other than pension	134	108
Asbestos liabilities	145
Workers compensation liability	45	64
Income taxes	55
Other noncurrent liabilities	46	41

Total	$630	$504

The components of the net investment in leveraged leases are as follows:
Rental receivables	$9	$739
Residual values		80
Nonrecourse debt service	(7)	(535)
Unearned income	(2)	(145)
Lease impairment reserve		(76)

Total investments		63
Less: deferred taxes arising from leverage leases	3	54

Net investments	$(3)	$9

Note 9.	Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is required to be tested for impairment at least annually, at the reporting unit level. Goodwill must be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. Fair value is approximated using a combination of discounted future cash flows and market multiples. The annual impairment tests are performed as of December 31.

During the third quarter of 2005, management determined that the divestiture of ASG’s engine hard parts, fluid products and pump products businesses was likely. Although these operations were considered “held for use” at September 30, 2005, the likelihood of divesting these businesses triggered a review of goodwill and other long-lived assets relating to these operations. Goodwill of $86 related to these businesses was written off as impaired.

In connection with the 2005 annual assessment, management determined that $53 of goodwill was impaired, including $28 related to Structures, $8 related to Commercial Vehicle, $7 related to a DCC investment and $10 related to a joint venture based in the U.K. These amounts are reported as impairment of goodwill in continuing operations in the consolidated statement of operations.

During the third quarter of 2006, lower than expected sales resulting from production cutbacks by major customers within certain of our businesses and a weaker near-term outlook for sales in these businesses triggered goodwill and long-lived asset impairment assessments. Based on estimates of expected future cash flows relating to these businesses, it was determined that we could not support the carrying value of the goodwill in the Axle segment. Accordingly, a $46 charge was recorded in the third quarter to write off this goodwill.

Our Thermal business has experienced significant margin erosion in recent years resulting from the higher costs of commodities, especially aluminum. We evaluated Thermal goodwill for impairment at December 31, 2007 using its internal plan developed in connection with our reorganization activities and the appraisal information obtained in connection with the anticipated application of fresh start accounting upon emergence from bankruptcy. We also considered comparable market transactions and the appeal of this business to other strategic buyers in assessing the fair value of the business. As a result of this annual assessment, we determined that $89 of goodwill was impaired. This amount is reported as impairment of goodwill in continuing operations in the consolidated statement of operations.

Assessments at December 31, 2007 supported the remaining amount of goodwill carried by our businesses. Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future goodwill impairment.

Changes in goodwill during the years ended December 31, 2007 and 2006 by segment were as follows:

			Effect of
	Beginning		Currency	Ending
	Balance	Impairments	and Other	Balance

2007
ASG
Driveshaft	$158	$—	$15	$173
Sealing	24		2	26
Thermal	119	(89)	1	31

Total	301	(89)	18	230
HVTSG
Off-Highway	115		4	119

Total	$416	$(89)	$22	$349

2006
ASG
Axle	$43	$(46)	$3	$—
Driveshaft	143		15	158
Sealing	22		2	24
Thermal	120		(1)	119

Total	328	(46)	19	301
HVTSG
Off-Highway	111		4	115

Total	$439	$(46)	$23	$416

Note 10.	Investments in Affiliates

Equity Affiliates

At December 31, 2007, we had a number of investments in entities that engage in the manufacture of vehicular parts, primarily axles, driveshafts, wheel-end braking systems, and all wheel drive systems, supplied to OEMs. In addition, DCC had one remaining investment in a general and limited partnership that is a special purpose entity engaged in financing transactions for the benefit of third parties.

Our retained earnings includes undistributed income of our non-consolidated manufacturing and leasing affiliates accounted for under the equity method of $50 and $209 at December 31, 2007 and 2006.

Dividends received from equity affiliates were $1 or less in each of the last three years.

Manufacturing Affiliates

The principal component of our investments in equity affiliates engaged in manufacturing activities at December 31, 2007 (those with an investment balance exceeding $5) were:

Bendix Spicer Foundation Brake LLC	40%
GETRAG Corporation	49%
GETRAG Dana Holding GmbH	25%
Chassis Systems Limited	50%.

As discussed in Note 4, we sold our 30% interest in GETRAG in 2007. At December 31, 2007, the investments above totaled $139, out of an aggregate investment of $155 in all affiliates that engage in manufacturing activities. Summarized combined financial information for our equity affiliates engaged in manufacturing activities and held at year-end follows:

	2007	2006	2005

Statement of Income Information:
Net sales	$1,129	$1,752	$2,205
Gross profit	272	206	259
Net income	37	29	56

Dana’s share of net income	$16	$17	$30

Financial Position Information:
Current assets	$297	$694	$717
Noncurrent assets	333	1,060	1,181
Current liabilities	277	510	520
Noncurrent liabilities	88	606	500

Net worth	265	638	878

Dana’s share of net worth	$155	$438	$611

Leasing and Financing Affiliates

DCC had investments in equity affiliates engaged in leasing and financing activities at December 31, 2007 totaling $6. For 2007, DCC’s share of equity earnings of partnerships was $10. Summarized combined financial information of all of DCC’s equity affiliates engaged in lease financing activities follows:

	2007	2006	2005

Statement of Operations Information:
Lease finance and other revenue	$58	$64	$73
Net income	25	27	25
DCC’s share of net income	10	14	16
Financial Position Information:
Lease financing and other assets	$85	$182	$383
Total liabilities	18	38	114

Net worth	$67	$144	$269

DCC’s share of net worth	$6	$115	$207

Variable Interest Entities (VIEs)

Included in the equity affiliates engaged in lease financing activities were certain affiliates that qualify as VIEs, where DCC is not the primary beneficiary. DCC had an investment in a leveraged lease that had qualified as a VIE which was not required to be consolidated and was included with other investments in equity affiliates. The following summarizes information relating to this investment, which was sold in 2007:

	December 31
	2006	2005

Total minimum lease payments	$472	$499
Residual values	63	63
Nonrecourse debt service	(265)	(292)
Unearned income	(133)	(141)

	137	129
Less — Deferred income taxes	(73)	(68)

Net investment in leveraged leases	$64	$61

DCC’s ownership interest in leases	$25	$31

Dongfeng Joint Venture

In March 2007, Dana Mauritius, our wholly owned non-Debtor subsidiary, entered into an amended Sale and Purchase Agreement with Dongfeng Motor and certain of its affiliates. The agreement provides for Dana Mauritius to purchase a 50% equity interest in Dongfeng Axle in two stages. Dana Mauritius purchased a 4% equity interest in Dongfeng Axle during 2007 for approximately $5 in 2007 and will purchase the remaining 46% equity interest for approximately $55 (subject to certain adjustments) after April 1, 2008 and within three years. The ancillary agreements were also amended to reflect the revised share purchase arrangement.

Note 11.	Preferred Stock

Preferred Stock

Prior Dana had 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under a Rights Agreement. No shares of Prior Dana preferred stock were issued. These shares were cancelled on the Effective Date.

Subsequent event — New Preferred Stock

Issuance — Pursuant to the Plan, we issued 2,500,000 shares of our Series A Preferred and 5,400,000 shares of our Series B Preferred. The Series A Preferred was sold to Centerbridge for $250, less a commitment fee of $3 and expense reimbursement of $5, resulting in net proceeds of $242. The Series B Preferred was sold to certain qualified investors (as described in the Plan) for $540, less a commitment fee of $11, resulting in net proceeds of $529.

Conversion Rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of new common stock. The price at which each share of preferred stock will be convertible into common stock is 83% of its distributable market equity value per share, provided the ownership percentage held following the hypothetical conversion of all preferred stock falls within a range defined in the Restated Certificate of Incorporation. The distributable market equity value is the per share value of the common stock determined by calculating the volume-weighted average trading price of such common stock on the New York Stock Exchange for the 22 trading days beginning on February 1, 2008 (the first trading day after the Effective Date) but disregarding the days with the highest and lowest volume-weighted average sale prices during such period. The 20-day volume-weighted average trading price was $11.60.

The range of ownership is a function of our net debt plus the value of our minority interests as of the Effective Date. If the amount of our net debt plus the value of our minority interests as of the Effective Date is $525, then 36.3% would be the upper end of the range of ownership. Since the conversion of all preferred stock at 83% of the $11.60 would result in more than 36.3% of our fully diluted common stock being issued to the holders of preferred stock, the conversion price would be the price at which the preferred stock is convertible into 36.3% of our total common stock assuming conversion of all preferred stock. The upper end of the range is subject to adjustment, as provided in the Restated Certificate of Incorporation, to the extent that our net debt plus the value of our minority interests as of the Effective Date is an amount other than $525. The initial conversion price is also subject to certain adjustments as set forth in the Restated Certificate of Incorporation.

Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred is convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, in the event that the per share closing sale price of the common stock exceeds 140% of the conversion price divided by 0.83 for at least 20 consecutive trading days beginning on or after January 31, 2013, we will be able to cause the conversion of all, but not less than all, of the preferred stock. The price at which the preferred stock is convertible is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.

In connection with the issuance of the preferred stock, we entered into the Registration Rights Agreements and the Shareholders Agreement (each as defined below).

Registration Rights Agreements — On the Effective Date, we entered into two registration rights agreements: one with Centerbridge (the Series A Registration Rights Agreement) and the other with the purchasers of the Series B Preferred (the Series B Registration Rights Agreement and together with the Series A Registration Rights Agreement, the Registration Rights Agreements). The Registration Rights Agreements provide registration rights for the shares of our preferred stock and certain other of our equity securities.

Under each of the registration rights agreements, holders collectively holding more than 50% of the securities registrable under such registration rights agreements (collectively, the Registrable Securities) have demand registration rights to request that we use our reasonable best efforts to effect the registration of the Registrable Securities held by such requesting holders under the applicable Registration Rights Agreement, plus the Registrable Securities of any other holder giving us a timely request to join in such registration (a Demand Registration). Until such time as we are qualified to register the Registrable Securities on a registration statement on Form S-3, the parties under each Registration Rights Agreement are allowed only one Demand Registration. A registration is not deemed to be a Demand Registration if holders of less than 90% of the Registrable Securities are permitted to participate in such registration.

Additionally, under the Registration Rights Agreements, if we propose to register any of our own equity securities for our own account or for the account of other stockholders, then we must provide the holders of the Registrable Securities with piggyback registration rights to have their Registrable Securities included in such registration statement (in the case of an underwritten offering, pro rata after the securities that we are registering) (a Piggyback Registration). Once we qualify to use a registration statement on Form S-3 to register the Registrable Securities, the holders will be allowed up to four additional Demand Registrations under each Registration Rights Agreement subject to certain limitations. Registration rights are assignable to transferees of Registrable Securities that agree to be bound by the provisions of such Registration Rights Agreement.

We are not required to effect a Demand Registration under the following circumstances if: (i) we would have to consent to service of process to effect the registration; (ii) the Registrable Securities requested to be included in the registration have an aggregate public offering price (before any underwriting discounts and commissions) below (a) in the case of the Series A Registration Rights Agreement, $25, and (b) in the case of the Series B Registration Rights Agreement, $54; (iii) we are actively pursuing another registration of our securities (other than with respect to an employee benefit plan or the registration of securities in a transaction pursuant to Rule 145 of the Securities Act of 1933 (the Securities Act)); or (iv) we determine the Demand Registration would be seriously detrimental to us or our stockholders; provided, that each of the circumstances specified in (iii) and (iv) above may be used to delay a registration under the applicable Registration Rights Agreement only once in any 12-month period. We are also not required to effect a Demand Registration on Form S-3 within 180 days of the effective date of the most-recent Demand Registration on Form S-3 in which the particular holder under the applicable Registration Rights Agreement could have participated.

Under the Registration Rights Agreements, we have further agreed to keep each Demand Registration and any Piggyback Registrations effective for 90 days. Holders will be required to make certain representations to us (as described in the Registration Rights Agreements) in order to participate in either a Demand Registration or a Piggyback Registration. Holders will also be required to deliver certain information to be used in connection with either a Demand Registration or a Piggyback Registration to have their Registrable Securities included in such registrations. The Registration Rights Agreements contain other customary provisions, including customary indemnification provisions regarding Dana and the applicable holders.

Shareholders Agreement — On the Effective Date, we entered into a Shareholders Agreement with Centerbridge (the Shareholders Agreement) containing, among other things, the rights and restrictions described below.

Centerbridge is limited for ten years from the Effective Date in its ability to acquire additional shares of our common stock, par value $0.01 per share, if it would own more than 30% of the voting power of our equity securities after such acquisition, or to take other actions to control us after the Effective Date without the consent of a majority of our Board of Directors (excluding directors elected by the holders of Series A Preferred or nominated by the Series A Nominating Committee for election by the holders of common stock), including publicly proposing, announcing or otherwise disclosing an intent to propose, or entering into an agreement with any person for, (i) any form of business combination, acquisition or other transaction relating to Dana or any of its subsidiaries, (ii) any form of restructuring, recapitalization or similar transaction with respect to Dana or any of its subsidiaries, or (iii) any demand to amend, waive or terminate the standstill provision in the Shareholders Agreement. Centerbridge has also agreed that it will not otherwise act, alone or in concert with others, to seek or to offer to control or influence our management, our Board of Directors or our policies.

Until such time as Centerbridge no longer beneficially owns at least 50% of the shares of Series A Preferred outstanding at such time, holders of preferred stock have preemptive rights sufficient to prevent dilution of ownership interests of such holders with respect to issuances of new shares of our capital stock, other than shares of common stock if at the time of issuance the common stock is listed on a national securities exchange, certain issuances to employees, directors or consultants of ours or in connection with certain business acquisitions. Such preemptive rights require that we must offer such ownership interests on the same terms and purchase price as the new shares of capital stock to which such rights relate.

Right to Select Board Members — Pursuant to the Shareholders Agreement and our Restated Certificate of Incorporation as long as shares of Series A Preferred having an aggregate Series A Liquidation Preference (as defined in the Shareholders Agreement) of at least $125 are owned by Centerbridge, the Board will consist of nine members. Centerbridge will be entitled, voting as a separate class, to elect three directors at each meeting of stockholders held for the purpose of electing directors, at least one of whom will be “independent” of both Dana and Centerbridge, as defined under the rules of the New York Stock Exchange. In case of any removal, either with or without cause, of a director elected by the holders of the shares of Series A Preferred, the holders of the shares of Series A Preferred will be entitled, voting as a separate class either by written consent or at a special meeting or next regular meeting, to elect a successor to hold office for the unexpired term of the director who has been removed.

Additionally, prior to any shareholder meeting where directors will be elected, we will establish a nominating committee (the Series A Nominating Committee) which will be separate from the Nominating and Corporate Governance Committee of the Board. This nominating committee will consist of three directors, two of which will be the Centerbridge designated directors. The Series A Nominating Committee will be entitled to nominate one director for election by the shareholders (a Series A Nominee); provided, however, that, in order for such nomination to be effective, the nomination by the Series A Nominating Committee must be made unanimously by the committee. To the extent the members of the Series A Nominating Committee are unable to unanimously agree on the identity of a Series A Nominee on or before the latest time at which we can reasonably meet our obligations with respect to printing and mailing a proxy statement for an annual meeting of our stockholders, the Board will designate a committee of all of the independent directors, which committee will, by a majority vote, select an individual for the Board seat. Each Series A Nominee will, at all times during his or her service on the Board, be qualified to serve as a director under any applicable law, rule or regulation imposing or creating standards or eligibility criteria for individuals serving as directors of organizations such as Dana and will be an independent director.

Each elected Series A Nominee will serve until his or her successor is elected and qualified or until his or her earlier resignation, retirement, disqualification, removal from office or death. If any Series A Nominee ceases to be our director for any reason, we will promptly use our best efforts to cause a person designated by the Series A Nominating Committee to replace such director.

Approval Rights — For a period of three years, so long as Centerbridge owns Series A Preferred having a liquidation preference of at least $125, Centerbridge’s approval is required for us to be able to do any of the following:

•	enter into material transactions with directors, officers or 10% stockholders (other than officer and director compensation arrangements);

•	issue debt or equity securities senior to or pari passu with the Series A Preferred other than in connection with certain refinancings;

•	issue equity at a price below fair market value;

•	amend our bylaws in a manner that materially changes the rights of Centerbridge or stockholders generally or amend our charter (or similar constituent documents);

•	subject to certain limitations, take any actions that would result in share repurchases or redemptions involving cash payments in excess of $10 in any 12-month period;

•	effect a merger or similar transaction that results in the transfer of 50% or more of our outstanding voting power, a sale of all or substantially all of our assets or any other form of corporate reorganization in which 50% or more of the outstanding shares of any class or series of our capital stock is exchanged for or converted into cash, securities or property of another business organization;

•	voluntarily or involuntarily liquidate us; or

•	pay cash dividends on account of common stock or any other stock that ranks junior to or on parity with the Series A Preferred, including the Series B Preferred (other than the stated 4% dividend on the Series B Preferred).

Centerbridge’s approval rights above are subject to override by a vote of two-thirds of our voting securities not owned by Centerbridge or any of its affiliates, and its approval rights for dividends and the issuance of senior or pari passu securities will end no later than the third anniversary of the Effective Date and may end after the first anniversary of the Effective Date if certain financial ratios are met.

In the event that Centerbridge and its affiliates at any time own in excess of 40% of our issued and outstanding voting securities, on an as-converted basis, all voting securities in excess of such 40% threshold must be voted in the same proportion that our other stockholders vote their voting securities with respect to the applicable proposal.

Note 12.	Common Stock

Prior Dana Common Stock Outstanding

Common stock transactions of Prior Dana during the last three years were as follows:

(Shares in millions)	2007	2006	2005

Shares outstanding at beginning of year	150.3	150.5	149.9
Issued for equity compensation plans, net of forfeitures	(0.1)	(0.2)	0.6

Shares outstanding at end of year	150.2	150.3	150.5

Certain of our now-cancelled equity plans provided that participants could tender stock to satisfy the purchase price of the shares and/or the income taxes required to be withheld on the transaction. In connection with these plans, we repurchased 21,659, 81,744 and 635 shares of common stock in 2007, 2006 and 2005.

The following table reconciles the average shares outstanding used in determining basic earnings per share to the number of shares to be considered in the diluted earnings per share calculation:

(Shares in millions)	2007	2006	2005

Average shares outstanding for the year — basic	149.9	149.7	149.6
Plus: Incremental shares from:
Deferred compensation units	0.4	0.6	0.6
Restricted stock			0.2
Stock options			0.6

Potentially dilutive shares	0.4	0.6	1.4

Average shares outstanding for the year — diluted	150.3	150.3	151.0

The potentially dilutive shares shown above are excluded from the computation of earnings per share for the years ended December 31, 2007, 2006 and 2005 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect.

In addition, potential common shares of 11.1 million, 12.8 million and 13.6 million for 2007, 2006 and 2005 were excluded from the computation of earnings per share, as the effect of including them would be anti-dilutive. These shares represent stock options with exercise prices higher than the average per share trading price of our stock during the respective periods.

Dividends

Dividends were declared and paid during 2005 at a rate of $0.12 per share for the first three quarters and $0.01 per share for the fourth quarter. No dividends were declared or paid in 2006 or 2007. Applicable bankruptcy law and the terms of the DIP Credit Agreement did not allow the payment of dividends on shares of common stock and we do not currently anticipate paying any such dividends following the reorganization. Earnings will be retained to finance our operations and reduce debt.

Subsequent event — New Common Stock

On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan, approximately 1 million shares for payment of post-emergence bonuses to union employees and approximately 1 million shares to pay bonuses to non-union hourly and salaried non-management employees. We relied, based on the Confirmation Order, on Section 1145(a)(1) of the Bankruptcy Code to exempt us from the registration requirements of the Securities Act for the offer and sale of the common stock to the general unsecured creditors. We filed a Registration Statement on Form S-8 with respect to the common stock issued for the post-emergence bonuses to non-union hourly and salaried non-management employees. The charge to earnings for these bonuses was recorded as of the Effective Date.

Note 13.	Equity-Based Compensation

Upon emergence, common stock and outstanding stock options of Prior Dana were cancelled. The activity prior to emergence is discussed below.

Employee Plans — Under our now-cancelled Stock Incentive Plan, the Compensation Committee of our Board could grant stock options to our employees. Outstanding options had been granted at exercise prices equal to the market price of our underlying common stock on the dates of grant. Generally, the grant terms provided that the options became exercisable in cumulative 25% increments at each of the first four anniversary dates of the grant and expired ten years from the date of grant. The vesting of most outstanding options had been accelerated as described below.

When we merged with Echlin Inc. in 1998, we assumed Echlin’s 1992 Stock Option Plan for employees and the underlying Echlin shares were converted to our stock. At the time of the merger, there were options outstanding under this plan for the equivalent of 1,692,930 shares. No options were granted under this plan after the merger. The plan expired in 2002 but the options outstanding at the date of expiration remained exercisable according to their terms. All options outstanding under this plan were terminated upon our emergence from bankruptcy.

The following table summarizes the stock option activity under these two plans in the last three years:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at December 31, 2004	16,178,213	$26.20
Granted — 2005	2,368,570	14.87
Exercised — 2005	(166,233)	10.12
Cancelled — 2005	(3,079,852)	30.17

Outstanding at December 31, 2005	15,300,698	23.83
Cancelled — 2006	(2,979,629)	25.71

Outstanding at December 31, 2006	12,321,069	23.37
Cancelled — 2007	(2,047,955)	27.26

Outstanding at December 31, 2007	10,273,114	$22.60

The following table summarizes information about the stock options outstanding under these plans at December 31, 2007:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.34-$18.81	4,521,680	5.7	$13.33	4,333,399	$13.39
20.19- 25.05	4,230,948	4.1	23.35	4,230,948	23.35
40.38- 52.56	1,520,486	0.4	48.06	1,520,486	48.06

	10,273,114	4.4	$22.60	10,084,833	$22.80

Director Plans — Some of our non-management directors had outstanding options granted under our 1998 Directors’ Stock Option Plan, which we terminated in 2004. Under the plan, options for 3,000 shares of common stock had been granted annually to each non-management director. The option price was the market value of the stock at the date of grant. The options outstanding on the termination date remained exercisable in accordance with their terms. All options outstanding under this plan would have expired no later than 2013, if not exercised or cancelled before then. The following is a summary of the stock option activity of this plan in the last three years:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2004	189,000	$28.73
Cancelled — 2005	(15,000)	24.81

Outstanding at December 31, 2005	174,000	29.07
Cancelled — 2006	(15,000)	32.25

Outstanding at December 31, 2006	159,000	28.77
Cancelled — 2007	(18,000)	31.81

Outstanding at December 31, 2007	141,000	$28.38

The following table summarizes information about the stock options outstanding under this plan at December 31, 2007:

	Outstanding Options			Exercisable Options
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$ 8.52-$21.53	81,000	4.3	$15.56	81,000	$15.56
28.78	21,000	2.3	28.78	21,000	28.78
50.25- 60.09	39,000	0.8	54.79	39,000	54.79

	141,000	3.0	$28.38	141,000	$28.38

Director Deferred Fee Plan — Prior to February 2006, our non-management directors could elect to defer payment of their retainers and fees for Board and Committee service. Deferred amounts were credited to an Interest Equivalent Account and/or a Stock Account. The number of stock units credited to the Stock Account was based on the amount deferred and the market price of our stock. Stock Accounts were credited with additional stock units when cash dividends were paid on our stock, based on the number of units in the Stock Account and the amount of the dividend. Prior to 2006, non-management directors were also credited with an annual grant of units to their Stock Accounts equal in value to the number of shares of our stock that could have been purchased for seventy-five thousand dollars, assuming a stock purchase price based on the average of the high and low trading prices of our stock on the grant date. The annual grants were suspended in 2006. This plan provided that distributions would be made when the directors retire, die or terminate service with us, in the form of cash and/or our stock. Following our bankruptcy filing, directors with pre-petition deferred compensation under this plan filed general creditors’ claims for the deferred amounts, and their claims were satisfied pursuant to the procedures established by the Plan.

Equity-Based Compensation — In accordance with our accounting policy for stock-based compensation, we had not recognized any compensation expense relating to our stock options prior to 2006. The table below sets forth the amounts that would have been recorded as stock option expense for the year ended December 31, 2005 if we had used the fair value method of accounting, the alternative policy set out in SFAS No. 123, “Accounting for Stock-Based Compensation.”

Year Ended
December 31,
2005

Stock compensation expense, as reported	$6
Stock option expense, pro forma	37

Stock compensation expense, pro forma	$43

Net loss, as reported	$(1,605)
Net loss, pro forma	(1,642)

Basic earnings per share
Net loss, as reported	$(10.73)
Net loss, pro forma	(10.98)

Diluted earnings per share
Net loss, as reported	$(10.73)
Net loss, pro forma	(10.98)

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

The decision to accelerate the vesting of these stock options and SARs was made to reduce the compensation expense that we would otherwise have been required to record in future periods following our adoption of SFAS No. 123(R). We adopted SFAS No. 123(R) in January 2006. If the vesting of these stock options and SARs had not been accelerated and the plans had not been cancelled, we would have expected to recognize an incremental share-based compensation expense of approximately $19 in the aggregate from 2006 through 2009. The resulting pro forma share-based expense of $19 is included in the pro forma 2005 expense reflected in the table above. We recognized $2 of stock option expense in 2006 and a de minimis amount in 2007.

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

The weighted average fair value of the 2,368,570 options and SARs granted in 2005 was $4.04 per share under the binomial method, using a weighted average market value at date of grant of $14.87 and the following weighted average assumptions: risk-free interest rate of 3.91%, a dividend yield of 2.69%, volatility of 30.8% to 31.5%, expected forfeitures of 17.93% and an expected option life of 6.8 years. No options were granted in 2007 or 2006.

Other Equity Grants — Our Stock Incentive Plan also provided for the issuance of restricted stock units, restricted shares, stock awards and performance shares and SARs, which historically could be granted separately or in conjunction with options. During 2005, we granted 66,625 restricted stock units, 17,000 restricted shares, 342,104 stock-denominated performance shares, 67,250 shares as stock awards and 7,960 SARs. The vesting periods for these grants, where applicable, ranged from one to five years. Charges to expense related to these incentive awards totaled $3 in 2005 and de minimis amounts in 2006 and 2007. There were no grants under this program in 2007 or 2006. This plan was cancelled upon emergence.

Other Compensation Plans

Additional Compensation Plan — Historically, we had numerous additional compensation plans under which we paid our employees for increased productivity and improved performance. One such plan was our Additional Compensation Plan, under which key management employees selected by our Compensation Committee could earn annual cash bonuses if pre-established annual corporate and/or other performance goals were attained. Prior to 2005, the participants in this plan could elect whether to defer the payment of their bonuses, whether the deferred amounts would be credited to a Stock Account and/or an Interest Equivalent Account and whether payment of the deferred awards would be made in cash and/or stock. Amounts deferred in a Stock Account were credited in the form of units, each equivalent to a share of our stock, and the units were credited with the equivalent of dividends on our stock and adjusted in value based on the market value of the stock. The bonus deferral feature was eliminated in 2005; however, plan accounts established before 2005 remained in effect. Expense related to the Stock Accounts is charged or credited in connection with increases or decreases in the value of the units in those accounts. Amounts deferred in the Interest Equivalent Accounts were credited quarterly with interest earned at a rate tied to the prime rate until 2006, when interest accruals stopped after the Filing Date. Following our bankruptcy filing, participants with pre-petition deferred compensation under this plan filed general creditors’ claims for the deferred amounts and their claims were satisfied pursuant to the procedures established by the Plan.

The operating impact for the last three years related to the compensation deferred under this plan was as follows:

	2007	2006	2005

Accrued for bonuses	$—	$—	$—
Dividends and interest credited to participants’ accounts
Mark-to-market adjustments		(2)	(3)

Plan expense (credit)	$—	$(2)	$(3)

In order to satisfy a portion of our deferred compensation obligations to retirees and other former employees under this plan, we distributed shares totaling 12,599 and 318,641 in 2006 and 2005. No shares were distributed in 2007 and the plan was cancelled upon emergence.

Restricted Stock Plans — Our Compensation Committee could grant restricted common stock to key employees under the 1999 Restricted Stock Plan. The shares were subject to forfeiture until the restrictions lapsed or terminated. Generally, for outstanding restricted shares, the employee was required to remain employed with us for three to five years after the date of grant to avoid forfeiting the shares. Dividends on restricted shares had historically been credited in the form of additional restricted shares. Participants historically could elect to convert their unvested restricted stock into an equal number of restricted stock units under certain conditions. This conversion feature was eliminated in 2005. There were no restricted shares converted to restricted stock units in 2005. The units, which were credited with the equivalent of dividends, are payable in unrestricted stock upon retirement or termination of employment unless subject to forfeiture.

Under the 1999 Restricted Stock Plan, we granted no shares in 2007 or 2006 and 345,436 in 2005. This plan was cancelled upon emergence.

Grants were made under the predecessor 1989 Restricted Stock Plan through February 1999, at which time the authorization to grant restricted stock under this plan lapsed. Expenses for these plans were $1, $1 and $2 for 2007, 2006 and 2005.

Employees’ Stock Purchase Plan — Our Employees’ Stock Purchase Plan, which had been in effect for many years, was discontinued effective November 1, 2005.

Under the plan, our full-time employees and full-time employees of our wholly-owned subsidiaries and some part-time employees of our non-U.S. subsidiaries had been able to authorize payroll deductions of up to 15% of their earnings. These deductions were deposited with an independent plan custodian. We matched up to 50% of the participants’ contributions in cash over a five-year period, beginning with the year the amounts were withheld. To get the full 50% match, shares purchased by the custodian for any given year had to remain in the participant’s account for five years.

The custodian used the payroll deductions and matching contributions to purchase our stock at current market prices. As record keeper for the plan, we allocated the purchased shares to the participants’ accounts. Shares were distributed to the participants from their accounts on request in accordance with the plan’s withdrawal provisions.

In the last year of the plan, 2005, the custodian purchased 1,447,001 shares in the open market. Expense for our matching contributions was $5 in 2005.

We were also authorized to issue up to 4,500,000 shares to sell to the custodian in lieu of open market purchases. No shares were issued for this purpose.

Compensation Plans of Dana Holding Corporation

As part of the Plan, the Bankruptcy Court approved our 2008 Omnibus Incentive Plan (the Equity Incentive Plan). The purpose of the Equity Incentive Plan is to attract and retain our directors, officers, other employees and consultants and to motivate and provide to such persons incentives and rewards for superior performance. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the Equity Incentive Plan will be established and determined by the Board of Directors and/or the Compensation Committee of the Board of Directors, as applicable.

Under the Equity Incentive Plan and subject to adjustment as provided in the Equity Incentive Plan, the number of shares of common stock that may be issued or delivered

•	upon the exercise of option rights or appreciation rights,

•	as restricted shares and released from the substantial risk of forfeiture thereof,

•	as settlement for restricted stock units upon satisfaction of the substantial risk of forfeiture thereof,

•	in payment of performance shares or performance units that have been earned,

•	as awards to non-employee directors, or

•	in payment of dividend equivalents paid with respect to awards made under the Equity Incentive Plan may not exceed in the aggregate 16,090,000 shares, plus any shares relating to awards that terminate or are forfeited. The aggregate number of shares of common stock we actually issue or transfer upon the exercise of incentive stock options may not exceed 4,000,000 shares. Further, no participant may be granted option rights or appreciation rights for more than 2,000,000 shares of common stock during any calendar year, subject to adjustments as provided in the Equity Incentive Plan.

In no event may any participant receive restricted shares, restricted stock units or performance shares in the aggregate for more than 1,000,000 shares of common stock during any calendar year, or receive an award of performance units having an aggregate maximum value as of their respective dates of grant in excess of $10. The maximum number of shares that may be granted under the Equity Incentive Plan is subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations, mergers, consolidations, spin-offs, reorganizations, liquidations, issuances of rights or warrants and similar events.

No grants may be made under the Equity Incentive Plan after December 25, 2017.

Under the Equity Incentive Plan, the Board of Directors may also, in its discretion, authorize the granting of option rights and appreciation rights to non-employee directors and may also authorize the grant of other awards.

Upon a change in control of Dana, except as otherwise provided in the terms of the award or as provided by the Compensation Committee of the Board of Directors, to the extent outstanding awards are not assumed, converted or replaced by the resulting entity, all outstanding awards that may be exercised will become fully exercisable, all restrictions with respect to outstanding awards will lapse and such awards will become fully vested and non-forfeitable, and any specified performance measures with respect to outstanding awards will be deemed to be satisfied at target.

Note 14.	Pension and Postretirement Benefit Plans

We have provided defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees and also provided other postretirement benefits including medical and life insurance for certain employees upon retirement.

Under the terms of the qualified defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these qualified defined contribution plans allow direct investment in our stock.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” We adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires companies to recognize the funded status of each defined benefit pension and postretirement plans on the balance sheet. The funded status of a plan is measured as the difference between the plan assets at fair value and the benefit obligation. The funded status of all overfunded plans are aggregated and reported in Investments and other assets. The funded status of all underfunded plans are aggregated and reported in Deferred employee benefits and other non-current liabilities and Liabilities subject to compromise. In addition, the portion of the benefits payable in the next year which exceeds the fair value of plan assets is reported in Accrued payroll and employee benefits and is determined on a plan-by-plan basis. SFAS No. 158 also requires the measurement date of a plan’s assets and its obligations to coincide with a company’s year end, with which we already comply. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit pension or postretirement plan in the year in which the change occurs. SFAS No. 158 did not change the existing criteria for measurement of net periodic benefit costs, plan assets or benefit obligations.

The impact on Accumulated other comprehensive loss (AOCI) of adopting SFAS No. 158 was reported as $818 in our 2006 Form 10-K. We determined in 2007 that our 2006 actuarial valuation did not properly consider the December 31, 2006 merger of most of our U.S. defined benefit pension plans, resulting in an understatement of the minimum pension liability and Other comprehensive loss (OCI) and a corresponding overstatement of the adjustment to adopt SFAS No. 158. These items did not affect our net loss for the year ended December 31, 2006 or shareholders’ deficit at December 31, 2006. The following table summarizes the adjusted impact of adopting SFAS No. 158 on the consolidated balance sheet at December 31, 2006:

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158

Investments and other assets	$1,003	$(340)	$663
Accrued payroll and employee benefits	217	8	225
Liabilities subject to compromise	3,766	409	4,175
Deferred employee benefits and other noncurrent liabilities	562	(58)	504
Accumulated other comprehensive loss	(378)	(699)	(1,077)

Upon adoption of SFAS No. 158 at December 31, 2006, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions were included in AOCI in the consolidated balance sheet. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in OCI in the period in which they occur.

The components of net periodic benefit costs and amounts recognized in OCI are as follows:

	Pension Benefits
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$15	$12	$31	$20	$31	$15
Interest cost	114	30	119	52	121	47
Expected return on plan assets	(142)	(26)	(158)	(51)	(173)	(45)
Amortization of prior service cost	1	1	1	3	2	2
Recognized net actuarial loss	27	2	26	16	18	6

Net periodic benefit cost	15	19	19	40	(1)	25
Curtailment (gain) loss	(8)	4		3		4
Settlement loss	19	128	13	2	13
Termination cost	6		16	2

Net periodic benefit cost after curtailments and settlements	32	151	$48	$47	$12	$29

Recognized in OCI:
Prior service cost (credit) from plan amendments	2	1
Amount due to net actuarial (gains) losses	(96)	(14)
Amortization of prior service (cost) credit in net periodic cost	(1)	(1)
Amortization of net actuarial gains (losses) in net periodic cost	(27)	(3)
Immediate recognition of prior service cost, unrecognized gains (losses) and transition obligation due to divestitures	(7)	(142)

Total recognized in OCI	(129)	(159)

Total recognized in benefit cost and OCI	$(97)	$(8)

	Other Benefits
	2007		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Service cost	$5	$2	$9	$2	$9	$2
Interest cost	70	6	85	6	87	6
Amortization of prior service cost	(29)		(13)		(12)
Recognized net actuarial loss	34	3	37	4	37	2

Net periodic benefit cost	80	11	118	12	121	10
Curtailment gain	(8)
Settlement gain	(13)
Termination cost	1

Net periodic benefit cost after curtailments and settlements	60	11	$118	$12	$121	$10

Recognized in OCI:
Prior service cost (credit) from plan amendments	(326)
Amount due to net actuarial (gains) losses	(68)	4
Amortization of prior service (cost) credit in net periodic cost	29
Amortization of net actuarial gains (losses) in net periodic cost	(34)	(2)

Total recognized in OCI	(399)	2

Total recognized in benefit cost and OCI	$(339)	$13

The estimated prior service cost and net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2008 are $3 and $20 for our U.S. plans and less than $1 and $1 for our non-U.S. plans. The net actuarial loss related to other postretirement benefit plans that will be amortized from AOCI into benefit cost in 2008 is $33 for our U.S. plans and $3 for our non-U.S. plans. The 2008 U.S. benefit cost will be reduced by an estimated $35 of amortization of prior service credit related to other postretirement benefit plans.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and plan assets for 2007 and 2006 and the funded status and amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006 for both continuing and discontinued operations.

	Pension Benefits				Other Benefits
	2007		2006		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of benefit obligation:
Obligation at January 1	$2,024	$1,172	$2,151	$1,077	$1,494	$115	$1,543	$126
Service cost	15	12	31	20	5	2	9	2
Interest cost	114	30	119	53	70	6	84	7
Employee contributions		1		2
Plan amendments	5	1			(337)
Actuarial (gain) loss	(16)	(15)	(41)	(36)	(57)	4	(26)	(3)
Benefit payments and transfers	(260)	(41)	(265)	(52)	(136)	(6)	(119)	(5)
Settlements, curtailments and terminations	21	(706)	29	(6)	2		3	(14)
Acquisitions and divestitures	(54)	(7)		12	(22)			2
Translation adjustments		82		102		20

Obligation at December 31	$1,849	$529	$2,024	$1,172	$1,019	$141	$1,494	$115

	Pension Benefits				Other Benefits
	2007		2006		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Reconciliation of fair value of plan assets:
Fair value at January 1	$1,921	$891	$1,985	$796	$—	$—	$—	$—
Actual return on plan assets	227	23	167	55
Acquisitions and divestitures	(56)			2
Employer contributions	33	111	34	27	136	6	119	5
Employee contributions		1		2
Benefit payments and transfers	(260)	(41)	(265)	(52)	(136)	(6)	(119)	(5)
Settlements		(692)		(8)
Translation adjustments		65		69

Fair value at December 31	$1,865	$358	$1,921	$891	$—	$—	$—	$—

Funded status at December 31	$16	$(171)	$(103)	$(281)	$(1,019)	$(141)	$(1,494)	$(115)

	Pension Benefits				Other Benefits
	2007		2006		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$41	$27	$82	$24	$—	$—	$—	$—
Current liabilities	(12)	(10)	(1)	(8)	(137)	(7)	(119)	(7)
Noncurrent liabilities	(13)	(188)	(184)	(297)	(882)	(134)	(1,375)	(108)
AOCI	304	50	433	209	115	52	514	50

Net amount recognized	$320	$(121)	$330	$(72)	$(904)	$(89)	$(980)	$(65)

	Pension Benefits				Other Benefits
	2007		2006		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Amounts recognized in AOCI
Net actuarial loss	$299	$47	$429	$204	$528	$49	$630	$47
Prior service cost	5	1	4	4	(413)		(116)
Transition asset		2		1		3		3

Gross amount recognized	304	50	433	209	115	52	514	50
Deferred tax benefits	(69)	(18)	(93)	(22)	95	(17)		(17)
Minority and equity interests		(3)		3

Net amount recognized	$235	$29	$340	$190	$210	$35	$514	$33

In February 2007, the restructuring of our pension liabilities in the U.K. was announced. Ten subsidiaries located in the U.K. and the trustees of four U.K. defined benefit pension plans entered into an “Agreement as to Structure of Settlement and Allocation of Debt” to compromise and settle the liabilities owed by the U.K. operating subsidiaries to the pension plans. The agreement provides for the trustees of the plans to release the operating subsidiaries from all such liabilities in exchange for an aggregate cash payment of $93 and the transfer of 33% equity interest in the axle manufacturing and driveshaft assembly businesses in the U.K. for the benefit of the pension plan participants. The agreement was necessitated primarily by the planned divestitures of several non-core U.K. businesses which, upon completion, would have resulted in unsustainable pension funding demands on the operating subsidiaries under U.K. pension law, in addition to their ongoing funding obligations. Pursuant to the agreement, we recorded $8 of pension curtailment cost in the first quarter of 2007. In April 2007, our U.K. subsidiaries settled their pension plan obligations to the plan participants through the cash payment and equity transfer. As a result, $145 of settlement costs were recorded during the second quarter of 2007, inclusive of $17 relating to discontinued operations. Remaining employees in the U.K. operations will receive future pension benefits pursuant to a defined contribution arrangement similar to our actions in the U.S.

In March 2007, the Bankruptcy Court approved the elimination of postretirement healthcare benefits for active non-union employees in the U.S. effective as of April 1, 2007. This action reduced the accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to OCI which was amortized to income in future periods as a reduction of OPEB expense.

During the first quarter of 2007, the sale of the engine hard parts business resulted in a postretirement medical plan settlement gain of $12.

In May 2007, an agreement was reached with the Official Committee of Non-Union Retirees (the Retiree Committee) to make cash contributions totaling $78 to a Voluntary Employee Beneficiary Association (VEBA)

trust for postretirement healthcare and life insurance benefits for non-union retirees in the U.S. in exchange for release of the Debtors from these obligations. A payment of $25 was made in June 2007. In May 2007, we also made a $2 payment to the International Association of Machinists (IAM) to resolve all claims for postretirement non-pension benefits after June 30, 2007 for retirees and active employees represented by the IAM. As a result of these actions, we reduced APBO by $303, with $80 being offset by the payment obligations to the VEBAs and $223 being credited to OCI.

The elimination of non-pension retiree benefits for non-union employees in March 2007 and the agreement with the Retiree Committee on behalf of such employees in May 2007 necessitated the remeasurement of U.S. postretirement healthcare obligation as of June 30, 2007. The discount rate used for remeasurement was 6.29% versus 5.88% used at December 31, 2006.

In June 2007, our U.S. pension plans for non-union employees were amended to freeze future service credits and benefit accruals effective July 1, 2007. In connection with this action, a curtailment charge of $3 was recorded during the second quarter of 2007 and certain plan assets and liabilities were remeasured.

The Union Settlement Agreements reached with the UAW and USW in July 2007, are discussed in Note 3. Some provisions of the agreements, such as wage structure modifications and buyouts for certain eligible employees represented by the UAW and the USW (the union-represented employees), were effective upon the Bankruptcy Court’s approval of the settlement agreements in August 2007.

Other provisions, related to pensions and other postretirement benefits, were implemented on emergence from bankruptcy. Under these provisions, we have:

•	frozen credited service and benefit accruals under our defined benefit pension plans for union-represented employees;

•	agreed to make future contributions, based on a cents per hour formula, to a USW multiemployer pension trust, which will provide future pension benefits for covered union-represented employees;

•	eliminated non-pension retiree benefits (postretirement healthcare and life insurance benefits) for union-represented employees and retirees; and

•	contributed an aggregate of approximately $733 in cash (net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of union-represented retirees incurred and paid between July 1, 2007 and the Effective Date) to UAW- and USW-administered VEBAs. These VEBAs will provide non-pension retiree benefits, disability benefits and related healthcare benefits, as determined by the VEBA trustees, to eligible union-represented retirees.

When implemented, these actions eliminated our remaining APBO for non-pension retiree benefits in the U.S. ($1,019 as of December 31, 2007). Although these actions were expected to be implemented, certain circumstances (such as termination of the Centerbridge investment commitments) could have impacted or precluded implementation. As a result of the contractual conditions, recognition of the effects of the benefits associated with these actions was determined to be appropriate when the conditions were satisfied. The conditions were satisfied on January 31, 2008 with our emergence from bankruptcy.

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

During the fourth quarter of 2007, continuing high levels of lump sum pension fund distributions triggered $7 of additional pension settlement charges. The portions attributable to divested operations and manufacturing footprint actions amounted to $1 and $3 and were included in discontinued operations and realignment charges. Exercise of employee early retirement incentives, resulting from the settlement agreements with the unions, generated pension plan curtailment losses of $2 which are included in reorganization items, net.

The following table presents information regarding the aggregate funding levels of our defined benefit pension plans:

	December 31,
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$1,405	$300	$558	$405
Projected benefit obligation	1,405	305	562	416
Fair value of plan assets	1,445	332	643	442
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	$444	$206	$1,460	$703
Projected benefit obligation	444	224	1,462	756
Fair value of plan assets	420	26	1,278	449

Benefit obligations of the U.S. non-qualified and certain non-U.S. pension plans, amounting to $186 at December 31, 2007, and other postretirement benefit plans of $1,159 are not funded.

The weighted average asset allocations of our pension plans at December 31 are as follows:

	U.S.		Non-U.S.
	2007	2006	2007	2006

Asset Category
Equity securities	37%	38%	47%	43%
Controlled-risk debt securities	36	34	46	53
Absolute return strategies investments	25	24
Real estate				2
Cash and short-term securities	2	4	7	2

Total	100%	100%	100%	100%

Target asset allocations of U.S. pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2007 and 2006 were 40%, 35%, 20% and 5%. U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by the Board of Directors.

Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels.

Given the U.S. plans’ demographics, an important component of our asset/liability modeling approach is the use of what we refer to as “controlled-risk assets;” for the U.S. fund these assets are long duration U.S. government fixed-income securities. Such securities are a positively correlated asset class to pension liabilities and their use mitigates interest rate risk and provides the opportunity to allocate additional plan assets to other asset categories with low correlation to equity market indices.

The investment policy permits plan assets to be invested in a number of diverse investment categories, including “absolute return strategies” investments such as hedge funds. Absolute return strategies investments are currently limited to not less than 10% nor more than 30% of total assets. At December 31, 2007, approximately 25% of our U.S. plan assets were invested in absolute return strategies investments, primarily in U.S. and international hedged directional equity funds. The cash and other short-term debt securities provide adequate liquidity for anticipated near-term benefit payments.

The weighted-average asset allocation targets for our non-U.S. plans at December 31, 2007 were 58% equity securities, 34% controlled-risk sovereign debt securities and 8% cash and other assets.

The significant weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005

Discount rate	6.26%	5.88%	5.65%	5.27%	5.03%	4.65%
Rate of compensation increase	5.00	5.00	5.00	3.11	2.98	3.25
Expected return on plan assets	8.25	8.25	8.50	6.66	6.32	6.38

The assumptions and the expected return on plan assets presented in the table above are used to determine pension expense for the succeeding year.

The pension plan discount rate assumptions are evaluated annually. Long-term interest rates on high quality debt instruments in the U.S., which are used to determine the discount rate of our U.S. plans, rose steadily during most of the year, ending 2007 up 38 basis points after rising 23 basis points in 2006. The discount rate selected to determine our pension benefit obligation for our U.S. plans is based upon using a discounted bond portfolio analysis, with appropriate consideration given to defined benefit payment terms and duration of the liabilities. Input from local pension fund consultants form the basis of the assumptions set for our non-U.S. plans. A change in the discount rate of 25 basis points would result in a change in the U.S. pension obligation of approximately $47 and a change in U.S. pension expense of approximately $3.

The expected rate of return on plan assets was selected on the basis of a long-term view of the pension plans asset portfolio performance. Since 1985, the asset/liability management investment policy has resulted in a compound rate of return of 12.5%. Our three-year, five-year and ten-year compounded rates of return through December 31, 2007 were 11.4%, 13.5% and 8.3%. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. The rate of return assumption for U.S. plans was 8.25% as of December 31, 2007 and 2006.

The significant weighted average assumptions used in the measurement of other postretirement benefit obligations in the U.S. are as follows:

	U.S.
	2007	2006	2005

Discount rate	6.24%	5.86%	5.60%
Initial weighted health care costs trend rate	9.50	10.00	9.00
Ultimate health care costs trend rate	5.00	5.00	5.00

Year ultimate reached	2013	2013	2011

The assumptions presented in the table above, which are evaluated annually, are used to determine expense for the succeeding year. The discount rate selection process is similar to the pension plans. Assumed healthcare cost trend rates have a significant effect on the healthcare obligation. To determine the trend rates, consideration is given to the plan design, recent experience, and health care economics.

A one-percentage-point change in assumed healthcare costs trend rates would have the following effects for 2007:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$5	$(4)
Effect on postretirement benefit obligations	76	(65)

Expected benefit payments by our pension plans and other postretirement plans, before recognition of the Union Settlement Agreements effective upon emergence from bankruptcy, for each of the next five years and for the period 2013 through 2017 are as follows:

			Other Benefits
	Pension Benefits		U.S.
			Gross before		Net after
			Medicare	Medicare	Medicare
	U.S.	Non-U.S.	Part D	Part D	Part D	Non-U.S.

Year
2008	$167	$31	$143	$6	$137	$7
2009	153	32	92	6	86	7
2010	152	234	92	6	86	7
2011	150	19	92	7	85	8
2012	150	20	91	7	84	8
2013-2017	702	108	419	37	382	43

Total	$1,474	$444	$929	$69	$860	$80

Projected contributions to be made to the defined benefit pension plans in 2008 are $16 for our U.S. plans and $15 for our non-U.S. plans.

With our emergence from bankruptcy on January 31, 2008, we satisfied our settlement agreements with the unions and non-union retirees by making the stipulated payments to the VEBAs. With these payments, our non-pension postretirement obligations relating to these groups were eliminated, and the consequent charges resulting from this action were recorded as of the Effective Date. Additionally, the application of fresh start accounting provisions to all remaining defined benefit pension and other postretirement plans at emergence will require the recognition of any unamortized actuarial gains or losses and prior service cost or credits.

Note 15.	Cash Deposits

Cash deposits are maintained to provide credit enhancement for certain agreements. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most jurisdictions, these cash deposits can generally be withdrawn if comparable security is provided in the form of letters of credit.

At December 31, 2007, cash and cash equivalents held in the U.S. amounted to $513. Included in this amount was $71 of cash deposits that provide credit enhancement for certain lease agreements and to support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. In addition, cash held by DCC of $93 was restricted under the terms of the Forbearance Agreement as discussed in Notes 4 and 16 and is reported separately as restricted cash.

At December 31, 2007, cash and cash equivalents held outside the U.S. amounted to $758. Included in this amount was $40 of cash deposits that provide credit enhancement for certain lease agreements, letters of credit and bank guarantees, and to support surety bonds that enable us to self-insure certain employee benefit obligations.

The cash deposits other than DCC’s cash are not considered restricted as they could have been replaced by letters of credit available under our DIP Credit Agreement (discussed in Note 16). Availability at December 31, 2007 was adequate to cover the deposits for which replacement by letters of credit is permitted.

A substantial portion of the non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of the Debtors to access this cash. In addition, at December 31, 2007, $88 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.

Note 16.	Financing Agreements

DIP Credit Agreement

We, as borrower, and our Debtor subsidiaries, as guarantors, were parties to the DIP Credit Agreement that was initially approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we had a $650 revolving credit facility and a $900 term loan facility at December 31, 2007. All of the loans and other obligations under the DIP Credit Agreement were repaid as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Amounts borrowed at December 31, 2007, were at a rate of 7.36%, the London Interbank Offered Rate (LIBOR) plus 2.5%. We also paid a commitment fee of 0.375% per annum for unused committed amounts under the facility as well as a fee for issued and undrawn letters of credit in an amount per annum equal to the LIBOR margin applicable to the revolving credit facility and a per annum fronting fee of 0.25%.

The DIP Credit Agreement was guaranteed by substantially all of our domestic subsidiaries, except for DCC and its subsidiaries. As collateral, we and each of our guarantor subsidiaries granted a security interest in, and lien on, effectively all of our assets, including a pledge of 66% of the equity interests of each material foreign subsidiary directly or indirectly owned by us.

Additionally, the DIP Credit Agreement had required us to maintain a minimum amount of consolidated earnings before interest, taxes, depreciation, amortization, restructuring and reorganization costs (EBITDAR), based on rolling 12-month cumulative EBITDAR requirements for us and our direct and indirect subsidiaries, on a consolidated basis, beginning on March 31, 2007 and ending on February 28, 2008, at levels set forth in the DIP Credit Agreement, as amended. We were also required to maintain minimum availability of $100 at all times. The DIP Credit Agreement provided for certain events of default customary for debtor-in-possession financings of this type, including cross default with other indebtedness. Upon the occurrence and during the continuance of any event of default under the DIP Credit Agreement, interest on all outstanding amounts would be payable on demand at 2% above the then applicable rate. We were in compliance with the requirements of the DIP Credit Agreement at December 31, 2007.

As of December 31, 2007, we had borrowed $900 under the DIP Credit Agreement Term Loan and based on our borrowing base collateral, had additional availability of $282 after deducting the $100 minimum availability requirement and $206 for outstanding letters of credit. As noted above, all borrowings under the DIP Credit Agreement were refinanced as part of the Plan. Letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility.

Subsequent Event — Exit Financing

On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were reduced by payment of $114 of original issue discount and other customary issuance costs and fees of $40 for net proceeds of $1,276. There were no borrowings under the Revolving Facility, but $200 was utilized for existing letters of credit.

Amounts outstanding under the Revolving Facility may be borrowed, repaid and reborrowed with the final payment due and payable on January 31, 2013. Amounts outstanding under the Term Facility are payable in equal quarterly amounts on the last day of each fiscal quarter at a rate of 1% per annum of the original principal amount of the Term Facility advances, adjusted for any prepayments, prior to January 31, 2014, with the remaining balance due in equal quarterly installments in the final year of the Term Facility and final maturity on January 31, 2015.

The Exit Facility contains mandatory prepayment requirements in certain circumstances upon the sale of assets, insurance recoveries, the incurrence of debt, the issuance of equity securities and on the basis of excess cash flow as defined in the agreement, subject to certain permitted reinvestment rights, in addition to the ability to make optional prepayments. Certain term loan prepayments are subject to a prepayment call premium prior to the second anniversary of the Term Facility.

The Revolving Facility bears interest at a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Revolving Facility) plus a margin based on the undrawn amounts available under the Revolving Facility set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate

Greater than $450	1.00%	2.00%
Greater than $200 but less than or equal to $450	1.25%	2.25%
$200 or less	1.50%	2.50%

We will pay a commitment fee of 0.375% per annum for unused committed amounts under the Revolving Facility. Up to $400 of the Revolving Facility may be applied to letters of credit. Issued letters of credit reduce availability. We will pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

The Term Facility bears interest at a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Term Facility) plus a margin of 2.75% in the case of base rate loans or 3.75% in the case of LIBOR rate loans.

For the first 24 months following the Effective Date, the LIBOR rates in each of the Revolving Facility and the Term Facility will not be less than 3.00%. Interest is due quarterly in arrears with respect to base rate loans and at the end of each interest period with respect to LIBOR loans. For LIBOR loans with interest periods greater than 90 days, interest is payable every 90 days from the first day of such interest period and on the date such loan is converted or paid in full.

Under the Exit Facility, Dana (with certain subsidiaries excluded) is required to comply with customary covenants for facilities of this type. These include (i) affirmative covenants as to corporate existence, compliance with laws, making after-acquired property or subsidiaries subject to the liens of the lenders, environmental matters, insurance, payment of taxes, access to books and records, using commercially reasonable efforts to maintain credit ratings, use of proceeds, maintenance of cash management systems, priority of liens in favor of the lenders, maintenance of assets, interest rate protection and quarterly, annual and other reporting obligations, and (ii) negative covenants, including limitations on liens, additional indebtedness, guarantees, dividends, transactions with affiliates, investments, asset dispositions, nature of business, capital expenditures, mergers and consolidations, amendments to constituent documents, accounting changes, and limitations on restrictions affecting subsidiaries and sale and lease-backs.

Under the Term Facility, we are required to maintain compliance with the following financial covenants measured on the last day of each fiscal quarter:

(i) commencing as of December 31, 2008, a maximum leverage ratio of not greater than 3.10 to 1.00 at December 31, 2008, decreasing in steps to 2.25 to 1.00 as of June 30, 2013, based on the ratio of consolidated funded debt to the previous 12 month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement;

(ii) commencing as of December 31, 2008, minimum interest coverage ratio of not less than 4.50 to 1.00 based on the previous 12-month consolidated EBITDA to consolidated interest expense for that period, as defined in the agreement; and

(iii) a minimum EBITDA of $211 for the six months ending June 30, 2008 and of $341 for the nine months ending September 30, 2008.

The Revolving Facility requires us to comply with a minimum fixed charge coverage ratio of not less than 1.10 to 1.00, measured quarterly, in the event availability under the Revolving Facility falls below $75 for five consecutive business days. The ratio is the last 12 months EBITDA less unfinanced capital expenditures divided by the sum of interest, scheduled principal payments, taxes and dividends paid for the last 12 months.

The Exit Facility includes customary events of default for facilities of this type, including failure to pay principal, interest or other amounts when due, breach of representations and warranties, breach of any covenant under the Exit Facility, cross-default to other indebtedness, judgment default, invalidity of any loan document, failure of liens to be perfected, the occurrence of certain ERISA events or the occurrence of a change of control. Upon the occurrence and continuance of an event of default, our lenders may have the right, among other things, to terminate their commitments under the Exit Facility, accelerate the repayment of all of our obligations under the Exit Facility and foreclose on the collateral granted to them.

The Exit Facility is guaranteed by all of our domestic subsidiaries except for DCC, Dana Companies, LLC and their respective subsidiaries. As of the Effective Date, Dana and the guarantors entered into the Revolving Facility Security Agreement and the Term Facility Security Agreement. The Revolving Facility Security Agreement grants a first priority lien on Dana and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana and the guarantors’ remaining assets, including a pledge of 65% of the stock of each foreign subsidiary. The Term Facility Security Agreement grants a second priority lien on accounts receivable and inventory and a first priority lien on substantially all of Dana and the guarantors’ remaining assets, including a pledge of 65% of the stock of each foreign subsidiary.

In connection with the Exit Facility, as of the Effective Date we also entered into the Intercreditor Agreement, which establishes the relationship between the security agreements described above.

Under the terms of the Exit Facility, we are required to enter into interest rate hedge agreements by May 30, 2008 and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of not less than three years.

A portion of the net proceeds from the Exit Facility were used to repay Dana’s DIP Credit Agreement (which was terminated pursuant to its terms), make other payments required upon exit from bankruptcy protection and provide liquidity to fund working capital and other general corporate purposes.

As of February 29, 2008, the amount outstanding under the Term Facility was $1,317 and the amount utilized under the Revolving Facility was $193, attributable to issued but undrawn letters of credit.

The revolving credit facility received a rating of BB+ from Standard & Poor’s and Ba2 from Moody’s Investment Services. The term loan facility received a rating of BB from Standard & Poor’s and Ba3 from Moody’s Investment Services.

With the additional funding and availability of the Exit Facility, we believe we have adequate availability to fund our operations for at least the next twelve months.

European Receivables Loan Facility

In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable.

Ancillary to the Loan Agreement, the Sellers entered into receivables purchase agreements and related agreements, as applicable, under which they, directly or indirectly, sell certain accounts receivable to Dana Europe Financing (Ireland) Limited, (the Purchaser). The Purchaser is a limited liability company incorporated under the laws of Ireland as a special purpose entity to purchase the identified accounts receivable. The Purchaser pays the purchase price of the identified accounts receivable in part from the proceeds of loans from GE and other lenders under the Loan Agreement and in part from the proceeds of certain subordinated loans from our subsidiary Dana Europe S.A. The Purchaser’s obligations under the Loan Agreement are secured by a lien on and security interest in all of its rights to the transferred accounts receivable, as well as collection accounts and items related to the accounts receivable. The accounts receivable purchased are included in our consolidated financial statements because the Purchaser does not meet certain accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Accordingly, the sales of the accounts receivable and subordinated loans from Dana Europe S.A. are eliminated in consolidation and any loans to the Purchaser from GE and the participating lenders are included in our consolidated financial statements. The securitization program is accounted for as a secured borrowing with a pledge of collateral. At December 31, 2007, the total amount of accounts receivable serving as collateral securing the borrowing was $351.

Advances to the Purchaser under the Loan Agreement are determined based on advance rates relating to the value of the transferred accounts receivable. Advances bear interest based on the LIBOR applicable to the currency in which each advance is denominated, plus a margin as specified in the Loan Agreement. Advances are to be repaid in full by July 2012. The Purchaser pays a fee to the lenders based on any unused amount of the accounts receivable facility. The Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

The Sellers and our subsidiary Dana International Luxembourg SARL (Dana Luxembourg) and certain of its subsidiaries (collectively, the Dana European Group) also entered into a Performance and Indemnity Deed (the Performance Guaranty) with GE under which Dana Luxembourg has, among other things, guaranteed the Sellers’ obligations to perform under their respective purchase agreements. The Performance Guaranty contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type, including certain restrictions on the ability of members of the Dana European Group to incur additional indebtedness, grant liens on their assets, make acquisitions and investments, and pay dividends and make other distributions. Dana Luxembourg has agreed to act as the master servicer for the transferred accounts receivable under the terms of a servicing agreement with GE and each Seller has agreed to act as a sub-servicer under the servicing agreement for the transferred accounts receivable it sells.

At December 31, 2007, there was additional availability of $33 in countries that have participated in the securitization program and there were borrowings under this facility equivalent to $119 recorded as notes payable. The proceeds from the borrowings were used for operations and the repayment of intercompany debt.

Canadian Credit Agreement

In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch, and Bank of America, N.A., Canada Branch, as initial lenders and issuing banks. The Canadian Credit Agreement provided for a $100 revolving credit facility, of which $5 was available for the issuance of letters of credit. At December 31, 2007, less than $1 of the facility was being utilized for the letters of credit and there had been no borrowings over the life of this agreement. Based on its borrowing base collateral at December 31, 2007, Dana Canada had additional availability of $52 after deducting a $20 minimum availability requirement. The Canadian Credit Agreement was terminated upon our emergence from bankruptcy.

DCC Notes

DCC was a non-Debtor subsidiary. At the time of our bankruptcy filing, DCC had outstanding notes (the DCC Notes) in the amount of approximately $399. The holders of a majority of the outstanding principal amount of the DCC Notes formed an Ad Hoc Committee which asserted that the DCC Notes had become immediately due and payable. Two DCC noteholders that were not part of the Ad Hoc Committee sued DCC for nonpayment of principal and accrued interest on their DCC Notes. In December 2006, DCC made a payment of $8 to these two noteholders in full settlement of their claims. Also in December 2006, DCC and the holders of most of the DCC Notes executed a forbearance agreement and, contemporaneously, Dana and DCC executed a settlement agreement relating to claims between them. Together, these agreements provided, among other things, that (i) the forbearing noteholders would not exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of our reorganization plan), during which time DCC would endeavor to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the DCC Notes, and (ii) Dana stipulated to a general unsecured pre-petition claim by DCC in the Bankruptcy Cases in the amount of $325 (the DCC Claim) in exchange for DCC’s release of certain claims against the Debtors.

Under the settlement agreement, Dana and DCC also terminated their intercompany tax sharing agreement under which they had formerly computed tax benefits and liabilities with respect to their U.S. consolidated federal tax returns and consolidated or combined state tax returns. Under the Forbearance Agreement, DCC agreed to pay the forbearing noteholders their pro rata share of any cash it maintained in the U.S. greater than $7.5 on a quarterly basis.

At December 31, 2007 the amount of principal outstanding under these DCC Notes was $136. In January 2008, DCC made a $90 payment to the forbearing noteholders, consisting of $87 of principal and $3 of interest. On the Effective Date and pursuant to the Plan we paid DCC the $49 remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 with the Debtors. DCC, in turn, used these funds to repay the noteholders in full.

Debt Reclassification

The bankruptcy filing triggered the immediate acceleration of our direct financial obligations (including, among others, outstanding non-secured notes issued under our Indentures dated as of December 15, 1997, August 8, 2001, March 11, 2002 and December 10, 2004) and DCC’s obligations under the DCC Notes. The amounts accelerated under our Indentures are characterized as unsecured debt for purposes of the reorganization proceedings. Obligations of $1,582 under our Indentures have been classified as Liabilities subject to compromise, and the unsecured DCC Notes have been classified as part of the current portion of long-term debt in our consolidated balance sheet.

Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $18, $30 and $10 in 2007, 2006 and 2005 in connection with our committed facilities. Amortization of bank commitment fees totaled $13, $37 and $7 in 2007, 2006 and 2005.

Selected details of consolidated short-term borrowings are as follows:

		Weighted
		Average
		Interest
	Amount	Rate

Balance at December 31, 2007	$139	7.0%
Average during 2007	68	6.9
Maximum during 2007 (month end)	171	6.5

Balance at December 31, 2006	$20	5.6%
Average during 2006	168	7.8
Maximum during 2006 (month end)	635	7.2

Details of consolidated long-term debt are as follows:

	December 31,
	2007	2006

Indebtedness of Dana, excluding consolidated subsidiaries — DIP-Term Loan	$900	$700
Indebtedness of DCC —
Unsecured notes, fixed rates, 2.00% — 8.375%, due 2008 to 2012	136	266
Nonrecourse notes, fixed rates, 5.92%, due 2008 to 2011	7	9
Indebtedness of other consolidated subsidiaries	19	20

Total	1,062	995
Less: Current maturities	1,043	273

Total long-term debt	$19	$722

The total maturities of all long-term debt, excluding debt recorded as Liabilities subject to compromise, for the next five years and after are as follows: 2008, $1,043; 2009, $9; 2010, $2; 2011, $5; 2012, $1 and beyond 2012, $2. These amounts exclude the Exit Financing discussed above.

An additional $1,582 of debt is included in Liabilities subject to compromise and was satisfied in accordance with the applicable Plan provisions as general unsecured nonpriority claims in the Bankruptcy Cases.

Interest Rate Agreements

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

Note 17.	Fair Value of Financial Instruments

The estimated fair values of our financial instruments are as follows:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$1,364	$1,364	$719	$719
Notes receivable	69	69	81	81
Currency forwards	2	2
Financial liabilities
Short-term debt	$139	$139	$20	$19
Long-term debt	1,062	1,061	995	1,013
Currency forwards	1	1	1	1

At December 31, 2007, the carrying value of our debt included in Liabilities subject to compromise was $1,582. The fair market value of this debt, based on quoted prices, was $1,188.

Note 18.	Commitments and Contingencies

Impact of Our Bankruptcy Filing

During our Chapter 11 reorganization proceedings, most actions against us relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.

The Bankruptcy Court confirmed the Plan on December 26, 2007. On January 3, 2008, an Ad Hoc Committee of Asbestos Personal Injury Claimants filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01037). On January 4, 2008, an asbestos claimant, Jose Angel Valdez, filed a notice of appeal of the Confirmation Order (District Court Case No. 08-CV-01038). On February 5, 2008, Prior Dana and the other post-emergence Debtors (collectively, the “Reorganized Debtors”) filed a motion seeking to consolidate the two appeals. Briefing is ongoing in these appeals, and the Reorganized Debtors are moving to have the appeals dismissed.

Class Action Lawsuit and Derivative Actions

A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the Securities and Exchange Commission (SEC). By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, lead plaintiffs filed a notice of appeal from the District Court’s order and judgment and, in February 2008, they filed their opening brief in the United States Court of Appeals for the Sixth Circuit.

A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants, our former Board of Directors and former Chief Financial Officer had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, plaintiff filed a notice of appeal from the District Court’s order and judgment. In February 2008, the plaintiff filed an opening brief in the United States Court of Appeals for the Sixth Circuit. A second stockholder derivative action, Steven Staehr v. Michael Burns, et al., remains stayed in the U.S. District Court for the Northern District of Ohio.

SEC Investigation

In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that the Prior Dana Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005 at which time we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. We are continuing to cooperate fully with the SEC in the investigation.

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

Further information about some of these legal proceedings follows, including information about our accruals for the liabilities that may arise from such proceedings. We accrue for contingent liabilities at the time when we believe they are both probable and estimable. We review our assessments of probability and estimability as new information becomes available and adjust our accruals quarterly, if appropriate. Since we do not accrue for contingent liabilities that we believe are probable unless we can reasonably estimate the amounts of such liabilities, our actual liabilities may exceed the amounts we have recorded. We do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity or financial condition.

Asbestos Personal Injury Liabilities

We had approximately 41,000 active pending asbestos personal injury liability claims at December 31, 2007, compared to 73,000 at December 31, 2006, including approximately 6,000 claims that were settled but awaiting final documentation and payment. The number of active pending claims has been reduced for two reasons. First, the dismissal of approximately 17,500 cases in the State of Mississippi reported in the third quarter of 2007. Second, updates of our data on asbestos claims during the bankruptcy process disclosed that approximately 13,000 additional claims were inactive. These claims were filed in jurisdictions with inactive dockets or medical criteria that renders them unlikely to become active. We had accrued $136 for indemnity and defense costs for pending and future asbestos personal injury liability claims at December 31, 2007, compared to $141 at December 31, 2006.

Generally accepted methods of projecting future asbestos product liability claims and costs require a complex modeling of data and assumptions about occupational exposures, disease incidence, mortality, litigation patterns and strategy and settlement values. Although we do not believe that our products have ever caused any asbestos diseases, for modeling purposes we combined historical data relating to claims filed against us with labor force data in an epidemiological model, in order to project past and future disease incidence and resulting claims propensity. Then we compared our claims history to historical incidence estimates and applied these relationships to the projected future incidence patterns, in order to estimate future compensable claims. We then established a cost for such claims, based on historical trends in claim settlement amounts. In applying this methodology, we made a number of key assumptions, including labor force exposure, the calibration period, the nature of the diseases and the resulting claims that might be made, the number of claims that might be settled, the settlement amounts and the defense costs we might incur. Given the inherent variability of our key assumptions, the methodology produced a potential liability through 2022 within a range of $136 to $212. Since the outcomes within that range are equally probable, the accrual at December 31, 2007 represents the lower end of the range. While the process of estimating future demands is highly uncertain beyond 2022, we believe there are reasonable circumstances in which our expenditures related to asbestos personal injury liability claims after that date would be de minimis. Our estimated liability for asbestos personal injury claims at December 31, 2006 was within a range of $141 to $208.

Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a liability for future claims. There were no commutations of insurance in 2007 or 2006. At December 31, 2007, our liability for future demands under prior commutations was $12, bringing our total recorded liability for asbestos personal injury liability claims to $148.

At December 31, 2007, we had recorded $69 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $72 recorded at December 31,

2006. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we would exercise in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

In addition, we had a net amount receivable from our insurers and others of $17 at December 31, 2007, compared to $14 at December 31, 2006. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.

As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Prior Dana which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC will continue to process asbestos personal injury claims in the normal course of business, but it will be separately managed and will have an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. We expect our involvement with Dana Companies, LLC will be limited to service agreements for certain administrative activities.

Other Product Liabilities

We had accrued $4 for non-asbestos product liability costs at December 31, 2007, compared to $7 at December 31, 2006, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental Liabilities

We had accrued $180 for environmental liabilities at December 31, 2007, compared to $64 at December 31, 2006. We estimate these liabilities based on the most probable method of remediation, current laws and regulations and existing technology. Estimates are made on an undiscounted basis and exclude the effects of inflation. In addition, expected claims settlements have also been considered, as discussed below. If there is a range of equally probable remediation methods or outcomes, we accrue the lower end of the range.

Of the $180 accrued, $19 will be retained and continues as a post-emergence obligation. The remaining $161 is being addressed through the unresolved claims process described in the Emergence from Reorganization Proceedings section of Item 1. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.

Among the larger unresolved claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. As a result of the continued negotiations, in February 2008 we concluded that there was a probable settlement outcome involving the Hamilton site and other unresolved environmental claims. The $180 accrued at December 31, 2007 includes a provision of $119 to adjust the amounts accrued to the probable settlement outcome.

As described in Note 3, settlements of environmental claims and other matters involving significant estimation could occur at amounts significantly higher than the estimated accrued liabilities. In the case of the settlement relating to the Hamilton site and other environmental claims discussed above, uncertainties regarding the levels of contamination, uncertainty of whether there would be an equitable allocation of the claims to all parties and the possibility of extended and costly litigation, were all factors we considered in connection with the expected settlement outcome. These same factors also precluded us, in the absence of a consensual settlement, from previously determining a probable and estimable liability beyond that which had been previously accrued.

Other Liabilities Related to Asbestos Claims

After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2007, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At December 31, 2007, we had a receivable of $18 that we expect to recover from available insurance and surety bonds relating to these claims. We are continuing to pursue insurance collections with respect to claims paid prior to the Filing Date.

Lease Commitments

Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below:

	2008	2009	2010	2011	2012	Thereafter	Total

Lease Commitments	$68	$56	$41	$33	$29	$145	$372

	2007	2006	2005

Rental Expense	$105	$113	$115

Note 19.	Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Changes in our warranty liabilities in 2007 and 2006 were as follows:

	Year Ended December 31,
	2007	2006

Balance, beginning of period	$90	$91
Amounts accrued for current period sales	59	51
Adjustments of prior accrual estimates		(2)
Settlements of warranty claims	(61)	(53)
Foreign currency translation and other	4	3

Balance, end of period	$92	$90

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

We have been notified by a customer in Europe that a quality matter relating to a specific product supplied by us could potentially result in warranty claims. Our customer has advised us of alleged vehicle performance issues which may be potentially attributable to our product. We are currently investigating the information provided by our customer and performing product testing to ascertain whether the reported performance failures are attributable to our product. At December 31, 2007, no liability had been recorded for this matter as the information currently available to us is insufficient to assess our liability, if any.

Note 20.	Income Taxes

Income tax expense (benefit) attributable to continuing operations is summarized as follows:

	Year Ended December 31
	2007	2006	2005

Current
U.S. federal	$56	$—	$67
U.S. state and local	(4)	(6)	(19)
Non-U.S.	39	89	141

Total Current	91	83	189

Deferred
U.S. federal and state	(106)	3	776
Non-U.S.	77	(20)	(41)

Total Deferred	(29)	(17)	735

Total expense	$62	$66	$924

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	Year Ended December 31
	2007	2006	2005

U.S. operations	$(406)	$(634)	$(736)
Non-U.S. operations	19	63	451

Total loss before income taxes	$(387)	$(571)	$(285)

U.S. operations included those of the debtor companies and DCC, a non-debtor company.

The current income tax expense reflects changes in the amount of income taxes currently payable or receivable. Although our 2007 and 2005 operating results, as discussed below, did not generate federal income taxes payable in the U.S., the 2007 and 2005 current federal income tax expense includes estimated amounts payable as a result of Internal Revenue Service examinations of the years 1997 through 2005.

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured under enacted tax laws and regulations, as well as NOLs, tax credit and other carryforwards. SFAS No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

We periodically assess the need to establish valuation allowances against our net deferred tax assets. Consideration is given to all positive and negative evidence related to the realization of some or all of our deferred tax assets. This assessment considers, among other matters, forecasts of future profitability, the nature, frequency and severity of recent losses, the duration of statutory carryforward periods and the implementation of feasible and prudent tax planning strategies. Based on this analysis, we established a 100% valuation allowance against our U.S. and U.K. deferred tax assets in 2005 with a charge to tax expense of $817 that year. Similar valuation allowances are recorded in other countries where, based on the profit outlook, realization of the deferred taxes does not satisfy the more-likely-than-not recognition criterion.

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

Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $530 for 2007, primarily as a result of amending our pension and other postretirement benefit plans. The exception described in the preceding paragraph resulted in a charge to OCI of $120. An offsetting tax benefit was recognized in continuing operations, effectively resulting from a reduction in the valuation allowance against deferred tax assets.

With the exception of the $120 of income tax benefits recorded in continuing operations for 2007, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the more-likely-than-not criterion for realization of deferred tax assets.

Our income tax provision for the year ended December 31, 2007 included net charges of $43, including $24 related to continuing and $19 related to discontinued operations, that should have been recorded in prior years. These amounts did not have a material effect on the reported net loss for any of the affected periods.

Deferred tax benefits (liabilities) consist of the following:

	December 31,
	2007	2006

Net operating loss carryforwards	$642	$592
Postretirement benefits other than pensions	365	620
Expense accruals	306	183
Research and development costs	186	212
Capital loss carryforward	116	216
Foreign tax credits recoverable	107	108
Other tax credits recoverable	61	56
Postemployment benefits	34	54
Inventory reserves	15	24
Other employee benefits	2	2
Pension accruals		98
Goodwill		49
Other	65	56

Total	1,899	2,270
Valuation allowance	(1,609)	(1,971)

Deferred tax assets	290	299
Depreciation — non-leasing	(98)	(28)
Unremitted earnings	(97)
Leasing activities	(6)	(69)
Pension accruals	(6)
Goodwill	(1)

Deferred tax liabilities	(208)	(97)

Net deferred tax assets	$82	$202

Our deferred tax assets include benefits expected from the utilization of NOLs, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2007. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration

Net operating losses
U.S. federal	$396	$(396)	20	2023
U.S. state	120	(120)	Various	2008
Brazil	29	(19)	Unlimited
France	21		Unlimited
Germany	24	(24)	Unlimited
U.K.	17	(17)	Unlimited
Other non-U.S.	35	(29)	Various	2008

Total	642	(605)
Capital losses	116	(116)	Various	2008
Foreign tax credit	107	(107)	10	2010
Other credits	61	(61)	20	2021

Total	$926	$(889)

Prior to 2007, we did not provide for U.S. federal income and non-U.S. withholding taxes on undistributed earnings from our non-U.S. operations because such earnings were considered to be re-invested indefinitely outside of the U.S. With the confirmation of our plan of reorganization and emergence from bankruptcy, we intend to repatriate approximately $972 of accumulated non-U.S. earnings. Accordingly, income tax expense for 2007 includes a charge of $37, net of valuation allowances, representing the non-U.S. withholding taxes which are expected to be incurred in connection with the repatriation of these non-U.S. earnings.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $444. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities, (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes and (iii) from certain entities having declared a dividend in kind in the form of a note payable. Of these intercompany loans, $240 are denominated in a foreign currency and are not considered to be permanently invested as they are expected to be repaid in the near term.

As discussed in Note 2, we adopted FIN 48 on January 1, 2007, and credited retained earnings for the initial impact of approximately $3. As of the adoption date, we had gross unrecognized tax benefits of $137, of which $112 could be reduced by NOL carryforwards, and other timing adjustments. The net amount of $25, if recognized, would affect our effective tax rate. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to FIN 48.

We conduct business globally and, as a result, file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The 1999 — 2002 U.S. federal audits are closed except for a determination of the treatment of certain leasing transactions. The closing agreement for this audit is expected to be finalized in 2008, and the effect, if any, on the financial statements is not expected to be material. We are currently under audit by the U.S. Internal Revenue Service (U.S. IRS) for the 2003 to 2005 tax years. The examination phase of this audit is expected to be completed in 2008.

As of December 31, 2007, the total amount of gross unrecognized tax benefits was $57, of which $39, if recognized, would impact the effective tax rate. A reconciliation of the beginning to ending amount of unrecognized tax benefits is as follows:

Reconciliation of Unrecognized Tax Benefits	2007

Balance at January 1	$137
Decreases related to prior year tax positions	(90)
Increases related to current year tax positions	10

Balance at December 31	$57

The gross unrecognized tax benefits decrease of $90 from January 1, 2007 was caused by our continuing assessment of uncertain tax positions. If matters for 1999 through 2005 are settled with the U.S. Internal Revenue Service (IRS) within the next 12 months, the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact on earnings at this time. As discussed in Note 2, we have included accrued liabilities for income taxes of the Debtors in liabilities subject to compromise since they are being settled as part of the bankruptcy process.

Tax laws in Australia and Germany limit the future utilization of NOLs for companies that change ownership as occurred with our emergence. Deferred tax assets were reduced by $13 in December 2007 due to these laws. Tax legislation enacted in the U.K. and State of Michigan, during the third quarter of 2007 and Mexico in the fourth quarter did not have a material effect on our financial statements.

The effective income tax rate for continuing operations differs from the U.S. federal statutory income tax rate for the following reasons:

	Year Ended December 31,
	2007	2006	2005

U.S. federal income tax rate	(35)%	(35)%	(35)%
Adjustments resulting from:
Non-deductible items, including reorganization expense	14
State and local income taxes, net of federal benefit	(1)	(3)	(7)
Non-U.S. income	1	9	12
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	10
General business tax credits		(1)	(4)
Goodwill impairment	8	3	5
Ohio legislation			4
Settlement and return adjustments	5	1	3
Miscellaneous items	4	2	(1)

Impact of continuing operations before valuation allowance adjustments on effective tax rate	6	(24)	(23)
Valuation allowance adjustments	10	36	347

Effective income tax rate — continuing operations	16%	12%	324%

Going forward, the need to maintain a valuation allowance against deferred tax assets in the U.S. and other foreign countries will cause variability in our effective tax rate. We will maintain full valuation allowances against our net deferred tax assets in the U.S., U.K. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowance.

Limitations on our Ability to Utilize NOL’s

Generally, the discharge of a debt obligation by a debtor for an amount less than the adjusted issue price creates cancellation of indebtedness (COD) income, which must be included in the debtor’s income. However, COD income is not recognized by a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. The Plan enabled the Debtors to qualify for this bankruptcy exclusion rule. Therefore, the COD income, triggered by the Plan, will not be included in the taxable income of the Debtors.

However, certain income tax attributes otherwise available and of value to the debtor are reduced, by the amount of COD income. The prescribed order of attribute reduction is as follows: (a) net operating losses (NOLs) for the year of discharge and NOL carryforwards; (b) most credit carryforwards, including the general business credit and the minimum tax credit; (c) net capital losses for the year of discharge and capital loss carryforwards; (d) the tax basis of the debtor’s assets.

However, a debtor may elect to avoid the prescribed order of attribute reduction and instead reduce the basis of certain property first. We have not completed our analysis as to whether it would be beneficial to reduce the basis of certain property before reducing NOLs. Our financial statements assume that we will reduce the NOLs first.

We also have not completed our analysis regarding the impact of COD income on our attributes. However, based on our preliminary analysis, we believe that the consolidated NOLs as of the Effective Date will likely be eliminated and other tax attributes will likely be significantly reduced.

To the extent that NOL, capital loss, and certain tax credit carryforwards exist at the Effective Date, Section 382 of the Internal Revenue Code imposes an annual limitation on their use. There is also a limitation on the recognition of built-in losses generated as a result of an ownership change. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company immediately after emergence multiplied by an applicable federal rate.

Note 21.	Other Income, Net

Other income, net included:

	Year Ended December 31,
	2007	2006	2005

Interest income	$42	$37	$41
DCC income, net	38	45	31
Divestiture gains (losses)	11	10	(28)
Foreign exchange gain (loss), net	35	4	(10)
Claim settlement	(11)
Government grants	17	13	15
Other, net	30	31	39

Other income, net	$162	$140	$88

Foreign currency denominated intercompany loans valued at $240 at December 31, 2007 by the Debtors to certain non-U.S. operations are not considered to be permanently invested. As such, the foreign exchange gains on these loans of $44 for 2007 are included above in Foreign exchange gain (loss), net, rather than as translation gain in OCI. The claim settlement charge of $11 represents the estimated costs to settle a contractual issue with GETRAG.

Note 22.	Segments, Geographical Area and Major Customer Information

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

Management evaluates DCC as if it were accounted for under the equity method of accounting rather than on the fully consolidated basis required for external reporting. DCC is included as a reconciling item between the segment results and our loss before income tax.

Earnings before interest and taxes (EBIT) is the key internal measure of performance used by management as a measure of profitability for our segments. EBIT, a non-GAAP financial measure, represents earnings before interest and taxes, and excludes equity in earnings of affiliates. It includes sales less cost of sales less SG&A plus Other income (expense), net. Certain nonrecurring and unusual items like goodwill impairment, realignment charges and divestiture gains and losses are excluded from segment EBIT. It is a critical component of EBITDA, which is the measure used to determine compliance with our credit agreement covenants. See Note 16. for information concerning our Exit Facility and the covenants contained therein.

Segment Information

We used the following information to evaluate our operating segments:

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2007	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,627	$102	$21	$819	$55	$84
Driveshaft	1,200	217	64	552	43	39
Sealing	720	22	46	275	27	25
Thermal	291	6	11	117	15	11
Structures	1,069	18	43	373	38	58
Eliminations and other	27	(255)	(26)	12	3	1

Total ASG	5,934	110	159	2,148	181	218
HVTSG
Commercial Vehicle	1,235	7	27	368	37	34
Off-Highway	1,549	42	135	426	30	20
Eliminations and other		(40)	(7)

Total HVTSG	2,784	9	155	794	67	54
Other Operations	3			561	4	6
Eliminations		(119)

Total	$8,721	$—	$314	$3,503	$252	$278

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2006	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,230	$70	$(43)	$1,131	$90	$73
Driveshaft	1,124	148	80	591	45	35
Sealing	679	31	49	256	27	25
Thermal	283	5	26	194	18	9
Structures	1,174	27	(15)	416	58	63
Eliminations and other	77	(168)	(41)	18	1	3

Total ASG	5,567	113	56	2,606	239	208
HVTSG
Commercial Vehicle	1,683	7	25	444	19	35
Off-Highway	1,231	38	109	377	23	18
Eliminations and other		(37)	(9)

Total HVTSG	2,914	8	125	821	42	53
Other Operations	23			280	5	7
Eliminations		(121)

Total	$8,504	$—	$181	$3,707	$286	$268

		Inter-
	External	Segment	Segment	Net	Capital	Depreciation/
2005	Sales	Sales	EBIT	Assets	Spend	Amortization

ASG
Axle	$2,448	$59	$9	$979	$39	$66
Driveshaft	1,088	123	99	493	36	35
Sealing	661	27	56	251	25	23
Thermal	312	3	58	187	9	10
Structures	1,288	41	2	460	63	63
Eliminations and other	144	(145)	(60)	(15)	7	8

Total ASG	5,941	108	164	2,355	179	205
HVTSG
Commercial Vehicle	1,540	6	(20)	396	52	31
Off-Highway	1,100	37	85	320	20	16
Eliminations and other		(38)	(7)

Total HVTSG	2,640	5	58	716	72	47
Other Operations	30			236	13	5
Eliminations		(113)

Total	$8,611	$—	$222	$3,307	$264	$257

The following table reconciles segment EBIT to the consolidated income (loss) from continuing operations before income tax:

	2007	2006	2005

Segment EBIT	$314	$181	$222
Shared services and administrative	(142)	(188)	(202)
Closed operations not in segments	(4)	(25)	(33)
DCC EBIT	38	7	10
Impairment of assets		(234)
Impairment of goodwill	(89)	(46)	(53)
Reorganization items, net	(275)	(143)
Interest expense	(105)	(115)	(168)
Foreign exchange not in segments	38	5	(9)
Realignment not in segments	(200)	(81)	(55)
Other income (loss)	38	68	3

Loss from continuing operations before income taxes	$(387)	$(571)	$(285)

Net assets at the business unit level are intended to correlate with invested capital. The amount includes accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.

Net assets differ from consolidated total assets as follows:

	2007	2006

Net assets	$3,503	$3,707
Accounts payable and other current liabilities	1,643	1,308
DCC’s assets in excess of equity	149	296
Other current and long-term assets	1,106	961
Assets of discontinued operations	24	392

Consolidated total assets	$6,425	$6,664

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

Certain expenses incurred in connection with realignment activities are included in the respective segment operating results, as are credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on uncompleted restructuring projects and gains and losses realized on the sale of assets related to realignment.

Geographic Information

For consolidated net sales, no country other than the U.S. accounts for more than 10% and only Brazil, Italy, Germany and Canada account for more than 5%. Sales are attributed to the location of the product entity recording the sale. Long-lived assets include property, plant and equipment; goodwill and equity investments in joint ventures. They do not include certain other non-current assets.

	Net Sales			Long-Lived Assets
	2007	2006	2005	2007	2006	2005

North America
United States	$4,000	$4,204	$4,432	$1,070	$1,152	$1,467
Canada	536	757	842	113	123	169
Mexico	255	210	109	41	138	15

Total North America	4,791	5,171	5,383	1,224	1,413	1,651
Europe
Italy	832	625	517	87	73	64
Germany	462	396	368	196	535	482
Other Europe	962	835	738	302	293	270

Total Europe	2,256	1,856	1,623	585	901	816
South America
Brazil	531	409	419	113	101	106
Other South America	476	445	399	94	108	118

Total South America	1,007	854	818	207	209	224
Asia Pacific
Australia	250	323	488	97	87	95
Other Asia Pacific	417	300	299	169	136	101

Total Asia Pacific	667	623	787	266	223	196

Total	$8,721	$8,504	$8,611	$2,282	$2,746	$2,887

Major Customer Information

	Net Sales
Sales to Major Customers	2007	2006	2005

Ford	$1,991	$1,936	$2,234
	23%	23%	26%
General Motors	$642	$807	$990
	7%	10%	11%

Export sales from the U.S. to international customers were $314, $402 and $343 in 2007, 2006 and 2005.

Note 23.	Reorganization and Fresh Start Accounting Pro Forma Adjustments (Unaudited)

Once the Plan is confirmed by the Bankruptcy Court and there are no remaining contingencies material to completing the implementation of the Plan, fresh start accounting principles are to be applied pursuant to SOP 90-7. The financial statements as of February 1, 2008 and for subsequent periods will report the results of a new entity with no beginning retained earnings. Any presentation of the new reporting entity represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods.

SOP 90-7 provides, among other things, for a determination of the value to be assigned to the equity of the reorganized Dana as of a date selected for financial reporting purposes. The timing of the availability of funds from the Exit Facility resulted in a January 31, 2008 consummation of the Plan. We have selected February 1, 2008 for adoption of fresh start accounting. In accordance with SOP 90-7, the results of operations of Dana prior to February 1, 2008 (the predecessor) will include (i) a pre-emergence gain of approximately $308 resulting from the discharge of liabilities under the Plan; (ii) pre-emergence charges to earnings to be recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence increase in earnings of $522 resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting.

Dana’s compromise total enterprise value is $3,563. Under fresh start accounting, the compromise total enterprise value was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in SFAS No. 141, “Business Combinations.”

The valuations required to determine the fair value of certain of Dana’s assets as presented below represent the preliminary results of the valuation procedures performed by Dana’s valuation specialists. Such valuation specialists are updating the valuation of certain of our assets as of January 31, 2008.

The compromise total enterprise value represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and the creditors (the Interested Parties). This value, along with other terms of the Plan, was determined only after extensive arms-length negotiations between the Interested Parties. Each Interested Party developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This valuation and a valuation using market value multiples for peer companies were blended to arrive at the compromise valuation. This value is viewed as the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of Dana immediately after restructuring. Based on the conditions in the automobile industry and the general economic conditions, the valuation used by the Interested Parties was at the low end of the valuations provided by the valuation specialists.

The adjustments presented below are presented on an unaudited pro-forma basis as of December 31, 2007 even though the actual date of emergence is January 31, 2008. Accordingly, these estimates are preliminary and subject to further revisions and adjustments, based on any updated valuations, actual amounts and applicable economic conditions as of January 31, 2008. Dana’s actual fresh start accounting adjustments may vary significantly from those presented below.

The audited balance sheet and the unaudited pro forma adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as if the Effective Date had occurred on December 31, 2007.

PRO FORMA REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET

As of DECEMBER 31, 2007
(Unaudited)

						Pro Forma
						Reorganized
	December 31,	Reorganization		Fresh Start		December 31,
	2007	Adjustments(1)		Adjustments(2)		2007

Assets
Current assets
Cash and cash equivalents	$1,271	$946		$—		$2,217
Restricted cash	93	(93)
Accounts receivable
Trade	1,197					1,197
Other	295					295
Inventories	812			165		977
Assets of discontinued operations	24					24
Other current assets	100			(27)		73

Total current assets	3,792	853		138		4,783
Goodwill	349			(170	)(4)	179
Intangibles	1			683		684
Investments and other assets	348	39	(3)	(41)		346
Investments in equity affiliates	172			2		174
Property, plant and equipment, net	1,763			271		2,034

Total assets	$6,425	$892		$883		$8,200

Liabilities and shareholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$283	$(138)		$—		$145
Debtor-in-possession financing	900	(900)
Accounts payable	1,072					1,072
Accrued payroll and employee benefits	258					258
Liabilities of discontinued operations	9					9
Taxes on income	12					12
Other accrued liabilities	418	944	(7)	(20)		1,342	(7)

Total current liabilities	2,952	(94)		(20)		2,838
Liabilities subject to compromise	3,511	(3,511)
Deferred employee benefits and other non-current liabilities	630			366		996
Long-term debt	19					19
Term loan facility		1,236	(3)			1,236
Debtor-in-possession financing
Commitments and contingencies
Minority interest in consolidated subsidiaries	95			15		110

Total liabilities	7,207	(2,369)		361		5,199

Series A preferred stock		242	(3)			242
Series B preferred stock		529	(3)			529
Common stock — predecessor	150	(150)
Additional paid in capital — predecessor	202	(202	)(3)
Common stock — successor		1				1
Additional paid in capital — successor		2,229				2,229
Accumulated deficit	(468)	612	(5)	(144	)(6)
Accumulated other comprehensive income	(666)			666	(6)

Total shareholders’ equity (deficit)	(782)	3,261		522		3,001

Total liabilities and shareholders’ equity (deficit)	$6,425	$892		$883		$8,200

Notes

(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, distributions of cash and new shares of common stock and the cancellation of predecessor common stock as discussed in Note 1.

(2)	Records the adjustments for fresh start accounting including the write-up of inventory and the adjustment of property, plant and equipment to an appraised value. Fresh start adjustments for intangible assets and stockholders’ equity are also included and are based on third party valuations by certain valuation specialists. The fresh start adjustments also include the elimination of the accumulated deficit and AOCI.

The reorganization value of each of our operating segments was allocated to individual assets and liabilities at their fair market value. Allocations were made first to current assets, current liabilities and long-term monetary assets and liabilities. The remainder was allocated to long-term assets such as property, plant and equipment, equity investments and intangible assets. The excess of our reorganization value over the fair value of our assets is estimated to be $179 and is recorded as goodwill.

(3)	Records debt financing for the senior credit facility and the issuance of new Series A and Series B Preferred. An additional $80 of the term loan facility was borrowed on February 1, 2008 by the successor company and is not included in the term loan balance above. Debt issuance costs of $39 are recorded in Investments and other assets and are deferred over the debt term. The $790 of preferred stock is recorded at the net proceeds of $771.

(4)	The goodwill of Prior Dana has been eliminated and the fair market value of the assets in excess of the reorganization value has been allocated to long-term assets as shown above.

(5)	Records the gain of $308 on extinguishment of the obligations pursuant to implementation of the Plan, the cancelation of old stock of $352 and the distribution of $39 of stock as a bonus to certain employees.

(6)	Includes the elimination of the retained deficit and the net adjustment to assets and liabilities for fresh start accounting.

(7)	Other accrued liabilities includes a $733 liability to the union VEBA paid on February 1, 2008 by the successor company. On February 1, 2008, the cash balance of the successor company was reduced by this amount and was increased by the $80 of term loan borrowings in (3) above. Subsequent payments under the terms of the Plan including approximately $222 of other claims are also included in other accrued liabilities of the successor company. Professional fees had been accrued previously.

Quarterly Results (Unaudited)

	For the 2007 Quarters Ended
	March 31	June 30	September 30	December 31

Net sales	$2,145	$2,289	$2,130	$2,157
Gross profit	$102	$148	$113	$127
Net loss	$(92)	$(133)	$(69)	$(257)
Net loss per share
Basic	$(0.61)	$(0.89)	$(0.46)	$(1.71)
Fully diluted	$(0.61)	$(0.89)	$(0.46)	$(1.71)

	For the 2006 Quarters Ended
	March 31	June 30	September 30	December 31

Net sales	$2,197	$2,300	$2,009	$1,998
Gross profit	$105	$139	$57	$37
Net loss	$(126)	$(28)	$(356)	$(229)
Net loss per share
Basic	$(0.84)	$(0.19)	$(2.37)	$(1.51)
Fully diluted	$(0.84)	$(0.19)	$(2.37)	$(1.51)

The second quarter of 2007 included a charge of $128 to continuing operations and a charge of $17 to discontinued operations in connection with the settlement of pension obligations in the U.K. Net loss in the fourth quarter of 2007 included additional pretax reorganization charges of $102 in the quarter primarily related to settlements of bankruptcy claims subsequent to the end of the year and a pre-tax impairment of goodwill of $89. Also included were pre-tax charges of $5 and tax charges of $18 related to prior periods.

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

DANA CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

				Adjustments
				arising
		Amounts		from change
	Balance at	charged		in currency	Balance at
	beginning	(credited)	Allowance	exchange rates	end of
Description	of period	to income	utilized	and other items	period

For the Year Ended December 31, 2007
Allowances Deducted from Assets Allowance for Doubtful Receivables	$23	$(1)	$(2)	$—	$20
Valuation Allowance for Deferred Tax Assets	1,971	(57)	(3)	(302)	1,609

Total Allowances Deducted from Assets	$1,994	$(58)	$(5)	$(302)	$1,629

For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for Doubtful Receivables	$22	$3	$(7)	$5	$23
Allowance for Credit Losses — Lease Financing	17	(17)			—
Valuation Allowance for Deferred
Tax Assets	1,535	182	(4)	258	1,971
Allowance for Loan Losses	9	(3)		(6)	—

Total Allowances Deducted from Assets	$1,583	$165	$(11)	$257	$1,994

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for Doubtful Receivables	$36	$1	$(8)	$(7)	$22
Allowance for Credit Losses — Lease Financing	12	3		2	17
Valuation Allowance for Deferred
Tax Assets	387	1,191		(43)	1,535
Allowance for Loan Losses	3	6			9

Total Allowances Deducted from Assets	$438	$1,201	$(8)	$(48)	$1,583

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

-None-

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our reports filed with the SEC and submitted under the Exchange Act of 1934 as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of management and the oversight of our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our CEO and CFO, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Disclosed Material Weaknesses

As disclosed in our 2006 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for each of the first three quarters of 2007, our reported material weaknesses in internal control over financial reporting related to (1) our financial and accounting organization, (2) the completeness and accuracy of certain revenue and expense accruals, (3) reconciliations of certain financial statement accounts, (4) valuation and accuracy of long-lived assets and goodwill, and (5) segregation of duties over transaction processes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2007, we have remediated the previously reported material weaknesses in our internal control over financial reporting. The following remedial actions have been undertaken:

In remediating the material weakness related to our financial and accounting organization’s ability to support our financial accounting and reporting needs, we:

•	Prepared and conducted three multi-day controller training sessions for our Corporate, North American, South American, European and Asia / Pacific financial leaders. These sessions focused on U.S. GAAP, internal controls over financial reporting and certain transaction processing. U.S. GAAP training focused on specific topics such as revenue recognition, asset impairment, inventory valuation, account reconciliations and contingencies.

•	Engaged additional qualified financial personnel at our plant and Corporate locations to enhance our resources.

•	Engaged qualified temporary resources, as necessary, at our plant and Corporate locations to enhance our resources and provide supplementary skills over certain transactions.

•	Reduced turnover of personnel at plant and Corporate locations, thereby enhancing the knowledge of our operations and consistency of our financial resources.

•	Implemented improved project management around the financial close process to proactively identify and resolve financial reporting matters in a thorough and timely manner.

•	In certain more complex accounting areas, we have engaged an accounting firm (other than our independent registered public accounting firm) to complete a review prior to audit by our external auditors.

•	Increased accountability of operating and financial personnel through weekly and monthly status reporting to executive management of non-remediated items, timeliness of remediation activities and monitoring of unsatisfactory performance.

•	Engaged Ernst & Young to serve as our internal audit function.

The remediation of the material weakness related to our financial and accounting organization’s ability to support our financial accounting and reporting needs contributed to the remediation of the material weakness relating to effective controls over the completeness and accuracy of certain revenue and expense accruals, and account reconciliations, for which we:

•	Increased the awareness of internal control policies and procedures through regular weekly meetings and worldwide teleconferences with operating and financial management to communicate expectations, continue compliance education, reinforce standards and monitor and address control risks.

•	Expanded the internal certification processes of plant, division and business unit operating and financial personnel to specifically address areas of greater risk.

•	Enhanced Corporate policies and procedures to better describe responsibilities of local management over the monitoring and assessment of the design and operating effectiveness of their internal control over financial reporting.

•	Developed a tool to identify circumstances where plant locations may require inventory values to be updated.

•	Further deployed tools and tracking mechanisms to additional facilities to enhance compliance with controls.

•	Centralized selected transactional processes and controls to reduce the demands on plant and division controllers and improve the consistency and quality of control effectiveness.

•	Enhanced controls in the Corporate tax area to help ensure tax accounts are reviewed and reconciled each quarter in a comprehensive manner to permit a detailed understanding of the components of each account.

The remediation of the material weakness related to our financial and accounting organization’s ability to support our financial accounting and reporting needs contributed to the remediation of the material weakness relating to controls around impairment of long-lived assets and goodwill, for which we:

•	Engaged an accounting firm (other than our independent registered public accounting firm) to review and present suggestions for improvement in our methodology and procedures regarding impairment of long-lived assets and goodwill.

•	Engaged an accounting firm (other than our independent registered public accounting firm) to complete a review of impairment analysis and other more complex accounting areas prior to audit by our external auditors.

The remediation of the material weakness related to our financial and accounting organization’s ability to support our financial accounting and reporting needs contributed to the remediation of the material weakness relating to controls around segregation of duties, for which we:

•	Developed and utilized programs to identify, evaluate and address potential conflicts of duties for significant North American financial application systems.

•	Implemented compensating controls where local circumstances did not permit adequate segregation of responsibilities.

•	Fully implemented the enhanced Standards of Business Conduct.

During the year, we have undertaken and completed, as appropriate, our testing to validate the effectiveness of the enhanced policies, procedures and controls. In reviewing the results from this testing, management has concluded that our internal control over financial reporting related to the material weaknesses discussed above has been significantly improved and that the above referenced material weaknesses in internal control over financial reporting have been remediated as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change identified in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We completed testing in the fourth quarter of the controls that had been remediated during the first three quarters of 2007, and we concluded that these controls are now effective.

CEO and CFO Certifications

The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by the Certifications.

Item 9B.	Other Information

-None-

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Our Board currently has seven non-management directors and one management director. All of our directors are elected annually serving a one-year term expiring at the next annual meeting of stockholders. The next annual stockholders meeting is expected to be held in 2009. The following individuals are the current members of our Board of Directors as of March 14, 2008:

GARY L. CONVIS	Director since
Mr. Convis retired in 2007 as the Chairman of Toyota Motor Manufacturing, Kentucky (TMMK), a position he held since 2006. Mr. Convis became President of TMMK in 2001. He also was Executive Vice President of Toyota Motor Engineering & Manufacturing North America, Inc., where he had served since 2003. Prior to serving in these roles, Mr. Convis spent 16 years at New United Motor Manufacturing, Inc., a joint venture between General Motors Corporation (GM) and Toyota. Mr. Convis also spent more than 20 years in various roles with GM and Ford Motor Company. Mr. Convis is a board member of Cooper-Standard Automotive Inc. and Compass Automotive Group, Inc.
January 2008 Age 65

JOHN M. DEVINE	Director since
Mr. Devine has been the Executive Chairman of our Board since January 2008 and Acting Chief Executive Officer since February 2008. Mr. Devine retired from GM in 2006. He was the Vice Chairman and Chief Financial Officer of GM from 2001 to 2006. Prior to joining GM, Mr. Devine served as Chairman and Chief Executive Officer of Fluid Ventures, LLC., an internet start-up investment company. Previously, he spent 32 years at Ford Motor Company, where he last served as Executive Vice President and Chief Financial Officer. Mr. Devine is a board member of Amerigon Incorporated.
January 2008 Age 63

MARK T. GALLOGLY	Director since
Mr. Gallogly has been Managing Partner of Centerbridge Partners, L.P., a multi-strategy private investment firm, since 2005. Prior to co-founding Centerbridge, Mr. Gallogly served as a Senior Managing Director of The Blackstone Group, a private equity and investment management firm from 1994 to 2005, heading the firm’s Private Equity Group from 2003 to 2005.
January 2008 Age 51

RICHARD A. GEPHARDT	Director since
Mr. Gephardt is a senior counsel in the Government Affairs practice group at DLA Piper, a global legal services organization. Previously, Mr. Gephardt served as a Congressman in the U.S. House of Representatives for Missouri’s Third Congressional District for 28 years. He served as United States House of Representatives majority leader from 1989 to 1994 and United States House of Representatives minority leader from 1995 to 2003. Since 2005, Mr. Gephardt has been Chief Executive Officer of Gephardt Group LLC. Mr. Gephardt is currently a board member of Iogen Corporation, a privately-held corporation. Mr. Gephardt is a board member of US Steel Corporation, Spirit Aerosystems Holdings, Inc, Centene Corporation, Allied Telesis Holdings, K.K. and Embarq Corporation.
January 2008 Age 67

STEPHEN J. GIRSKY	Director since
Mr. Girsky has been President of Centerbridge Industrial Partners, LLC., the industrial unit of Centerbridge Partners, L.P., a multi-strategy private investment firm, since 2006. Prior to joining Centerbridge, Mr. Girsky was the Special Adviser to the Chief Executive Officer and Chief Financial Officer of General Motors Corporation from 2005 to 2006. Prior to joining GM, Mr. Girsky was a managing director at Morgan Stanley and the senior analyst of the Morgan Stanley Global Automotive and Auto Parts Research Team.
January 2008 Age 45

TERRENCE J. KEATING	Director since
Mr. Keating has been Chairman of Accuride Corporation, a manufacturer and supplier of commercial vehicle components since October 2007 and served as a director of the company since April 2002. Mr. Keating served as Chief Executive Officer of Accuride from April 2002 to October 2007. Mr. Keating was President of Accuride from April 2002 to December 2006. Mr. Keating also serves as Vice Chairman and a director of the Heavy Duty Manufacturers Association. Mr. Keating is a board member of A.M. Castle & Co.
January 2008 Age 58

MARK A. SCHULZ	Director since
Mr. Schulz retired from the Ford Motor Company in 2007 where he most recently served as the President of International Operations at Ford. Mr. Schulz spent 32 years at Ford in a variety of global roles. Mr. Schulz serves as a member of several boards, including the National Committee of United States-China Relations, the United States-China Business Council, and the National Bureau of Asian Research. He is also a member of the International Advisory Board for the President of the Republic of the Philippines. Mr. Schulz is a board member of YRC Worldwide Inc.
January 2008 Age 55

JEROME B. YORK	Director since
Mr. York has been Chief Executive Officer of Harwinton Capital LLC (formerly Harwinton Capital Corporation), a private investment company that he controls, since September 2003. From January 2000 until September 2003, Mr. York was Chairman and Chief Executive Officer of MicroWarehouse, Inc., a reseller of computer hardware, software and peripheral products. From September 1995 to October 1999, he was Vice Chairman of Tracinda Corporation, a private investment corporation. From May 1993 to September 1995 he was Senior Vice President and Chief Financial Officer of IBM Corporation, and served as a member of IBM’s Board of Directors from January 1995 to August 1995. Mr. York is a director of Apple Inc. and Tyco International Ltd.
January 2008 Age 69

Under our Bylaws, each director will hold office on the Board until the election and qualification of a successor at an annual meeting of shareholders or until his earlier resignation, disqualification, removal, death or other cause.

Selection of Board of Directors

Pursuant to the Plan, the initial Board of Directors of Dana was set at nine members, and was selected as follows:

•	four directors chosen by Centerbridge, one of whom is required to be independent of Dana in accordance with the standards of the New York Stock Exchange (NYSE) and one of whom is required to be independent of Centerbridge in accordance with such standards, determined as if such director was a director of Centerbridge and Centerbridge was a company whose securities are listed on the NYSE;

•	three directors chosen by the official committee of the unsecured creditors (the Creditors’ Committee), each of whom must be independent of Dana in accordance with NYSE standards;

•	one director, who must be independent of Dana in accordance with NYSE standards, chosen by the Creditors’ Committee from a list of three candidates provided by Centerbridge; provided, however, if none of the candidates on the list were reasonably satisfactory to the Creditors’ Committee, Centerbridge would select the names of additional candidates until the name of a candidate reasonably satisfactory to the Creditors’ Committee was selected and, at any time during that process, the Creditors’ Committee was permitted to offer its own list, which would be subject to the same process; and

•	the Chief Executive Officer of the Company.

As a result, the initial members were chosen as follows:

Board Member	Entity Selecting the Board Member

Michael J. Burns	None
Gary L. Convis	Joint selection by Centerbridge and Creditors’ Committee
John M. Devine	Selected by Centerbridge
Mark T. Gallogly	Selected by Centerbridge
Richard A. Gephardt	Selected by Creditors’ Committee
Stephen J. Girsky	Selected by Centerbridge
Terrence J. Keating	Selected by Creditors’ Committee
Mark A. Schulz	Selected by Centerbridge
Jerome B. York	Selected by Creditors’ Committee

Under the Plan, each initial director serves from and after the effective date, which was January 31, 2008, until his successor is duly elected or appointed and qualified or earlier resignation, disqualification, removal, death or other cause in accordance with the terms of the Restated Certificate of Incorporation and Bylaws. Mr. Burns resigned from the Board on January 31, 2008, subsequent to his election.

Right to Select Board Members

Pursuant to the Restated Certificate of Incorporation of Dana and the Shareholders Agreement dated January 31, 2008, among Dana and Centerbridge (Shareholders Agreement) as long as shares of Series A Preferred having an aggregate Series A Liquidation Preference (as defined in the Shareholders Agreement) of at least $125 million are owned by Centerbridge, the Board will consist of nine members and Centerbridge will be entitled to elect three directors at each meeting of stockholders held for the purpose of electing directors, at least one of whom must be “independent” of both Dana and Centerbridge, as defined under the rules of the New York Stock Exchange. In case of any removal, either with or without cause, of a director elected by the holders of the shares of Series A Preferred, the holders of the shares of Series A Preferred will be entitled, voting as a separate class either by written consent or at a special meeting or next regular meeting, to elect a successor to hold office for the unexpired term of the director who has been removed.

Additionally, prior to any stockholder meeting where directors will be elected, the Company will establish a nominating committee (the Series A Nominating Committee) which will be separate from the Nominating and Corporate Governance Committee of the Board. This nominating committee will consist of three directors, two of whom will be the Centerbridge designated directors. The Series A Nominating Committee will be entitled to nominate one director for election by the stockholders of the Company (a Series A Nominee); provided, however, that, in order for such nomination to be effective, the nomination by the Series A Nominating Committee must be made unanimously by the committee. To the extent the members of the Series A Nominating Committee are unable to unanimously agree on the identity of a Series A Nominee on or before the latest time at which the Company can reasonably meet its obligations with respect to printing and mailing a proxy statement for an annual meeting of Company stockholders, the Board will designate a committee of all of the independent directors, which committee will, by a majority vote, select an individual nominee for the Board seat. Each Series A Nominee will, at all times during his or her service on the Board, be qualified to serve as a director of the Company under any applicable law, rule or regulation imposing or creating standards or eligibility criteria for individuals serving as directors of organizations such as the Company and will be an independent director.

Each elected Series A Nominee will serve until his or her successor is elected and qualified or until his or her earlier resignation, retirement, disqualification, removal from office or death. If any Series A Nominee ceases to be a director of the Company for any reason, the Company will promptly use its best efforts to cause a person designated by the Series A Nominating Committee to replace such director.

The remaining directors are elected by holders of shares of common stock and any other class of capital stock entitled to vote in the election of directors (including the Series A Preferred and Series B Preferred), voting together as a single class at each meeting of stockholders held for the purpose of electing directors.

Executive Officers

For information about our executive officers, see “Executive Officers of the Registrant” in Item 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors, executive officers and persons who own more than 10% of our stock are required to file initial stock ownership reports and reports of changes in their ownership with the SEC. SEC regulations also require the Company to identify any person subject to this requirement who failed to file any such report on a timely basis. Under SEC rules, we must be furnished with copies of these reports. Based on our review of these reports and the representations made to us by such persons that no Forms 5 were required, we do not know of any failure by such persons to file a report required by Section 16(a) on a timely basis during 2007.

Code of Ethics

Our Standards of Business Conduct (the Standards) constitutes the code of ethics that we have adopted for our employees, including our principal executive, financial and accounting officers. The Standards are designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the Standards to the persons identified therein; and (v) accountability for adherence to the Standards. A copy of the Standards is posted on our Internet website at http://www.dana.com/Investors, at the link to “Corporate Governance.” Copies are also available, at no charge, upon written request addressed to Dana Office of Business Conduct, P.O. Box 1000, Toledo, Ohio 43697.

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

Director Nominations

As a result of our emergence from bankruptcy, new procedures by which stockholders may recommend nominees to our Board were adopted by our Board on January 31, 2008, the date of our emergence from bankruptcy, and are set forth in our Corporate Governance Guidelines, and are described below:

Our Board seeks as members individuals who, based on their talents and experience, will best serve the interests of Dana. The Board’s Nominating and Corporate Governance Committee recommends nominees for directorships. Criteria for assessing nominees include a potential nominee’s ability to represent the long-term interests of Dana. Minimum qualifications for a director nominee are experience in those areas that the Board determines are necessary and appropriate to meet the needs of Dana, including leadership positions in public companies, large or middle market businesses, or not-for-profit, professional or educational organizations. For those proposed director nominees who meet the minimum qualifications, the Nominating and Corporate Governance Committee will then assess the proposed nominee’s specific qualifications, evaluate his or her independence, and consider other factors, including skills, business segment representation, geographic location, considerations of diversity, standards of integrity, memberships on other boards (with a special focus on director interlocks), and ability and willingness to commit to serving on the Board for an extended period of time and to dedicate adequate time and attention to the affairs of Dana as necessary to properly discharge his or her duties.

It is the policy of the Nominating and Corporate Governance Committee to consider director nominees recommended by stockholders, provided that they comply with appropriate procedures. Stockholders who wish to have their recommendations for director nominee considered must comply with applicable laws and regulations, as well as Dana’s Restated Certificate of Incorporation, Bylaws and Shareholders Agreement. Stockholders who wish the Nominating and Corporate Governance Committee to consider their recommendations for nominees for the position of director should submit their recommendations in writing to Dana Holding Corporation, 4500 Dorr Street, Toledo, Ohio 43615, Attention: Corporate Secretary, by the deadline outlined in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended. In addition, they must comply with the Company’s Bylaws, under which stockholders must provide separate advance notice to the Company if they wish to nominate persons for election as directors at an annual stockholders meeting.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our accounting and financial reporting processes and the audits of our financial statements. All members of our Audit Committee are non-management directors who meet the independence requirements of Section 303A.02 of the Listed Company Manual of The New York Stock Exchange. The current members of our Audit Committee are Mr. York (Chairman), Mr. Girsky and Mr. Keating. Our Board has determined that Mr. York is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This section contains management’s discussion and analysis of Dana’s executive compensation program prior to our emergence from bankruptcy, including the objectives of the program, how the program was administered, and the elements of compensation paid to our Chief Executive Officer, Chief Financial Officer and the other named executive officers during 2007.

Introduction

It is an underlying premise of the executive compensation program that the caliber, motivation and leadership of our senior management team make a significant difference in Dana’s performance. The program is designed to attract, retain and reward highly qualified senior executives who are committed to Dana’s long-term success.

Prior to our emergence from bankruptcy, our existing compensation programs were established and administered by the Compensation Committee of our prior Board (where appropriate we refer to this Compensation Committee as the “prior” Compensation Committee).

During our Chapter 11 bankruptcy reorganization, the prior Compensation Committee designed our executive compensation programs to motivate our senior management team to attain performance goals that would allow us to continue as a going concern and to develop a reorganization plan that would enable us to emerge from bankruptcy positioned for long-term profitability and growth. During our reorganization proceedings, certain aspects of our executive compensation program were subject to the requirements of the Bankruptcy Code, as determined by the Bankruptcy Court.

The Compensation Committee established by our Board after emergence (where appropriate we refer to this Compensation Committee as the “new” Compensation Committee) has begun an extensive review of our existing compensation programs with a view towards identifying those compensation programs, arrangements, policies and objectives that may need to be revised in light of our emergence from bankruptcy.

Administration

Our Compensation Committee has consisted of, and will continue to consist of, a chairperson and independent directors who are appointed annually by the Board. Under its Charter, the Compensation Committee must have at least three members. All members must be non-management directors who meet applicable independence requirements under the Exchange Act, the SEC’s rules and regulations, the requirements of the New York Stock Exchange and our Standards of Director Independence. They must also qualify as “non-employee directors” within the meaning of Exchange Act Rule 16b-3 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code.

During 2007, the prior Compensation Committee members were A. Charles Baillie, David E. Berges, James P. Kelly, and Richard B. Priory (Chairman). All of our 2007 directors resigned from the Board on January 31, 2008, the effective date of our emergence from bankruptcy. On January 31, 2008, our Board appointed the following members to the new Compensation Committee: Stephen J. Girsky (Chairman), Mark A. Schulz, and Jerome B. York.

Historically, the Compensation Committee had the overall responsibility for our executive compensation program and will continue to retain such responsibilities. The Compensation Committee has, and will (i) review our executive compensation philosophy and strategy, (ii) set the base salary and incentive opportunities for our Chief Executive Officer and a small group of key senior executives designated by our Chief Executive Officer (historically, 10 to 20 individuals) and the salary levels and incentive compensation opportunity levels for certain other executives designated by our Chief Executive Officer (historically, 40 to 60 individuals), (iii) establish incentive compensation performance objectives for our Chief Executive Officer and executives designated by our Chief Executive Officer, and (iv) determine whether the performance objectives have been achieved and the incentive compensation has been earned. The Compensation Committee will also (i) recommend to the Board, employment or consulting agreements, severance arrangements, change in control arrangements, perquisites and special, supplemental or non-qualified benefits for our Chief Executive Officer, and (ii) approve such agreements or benefits for key senior executives designated by our Chief Executive Officer.

The Compensation Committee has authority to retain outside compensation, legal, accounting and other advisors to assist it in performing its functions, at Dana’s expense and without Board approval. Historically, Frederic W. Cook & Co., Inc. (Cook) has served as the Compensation Committee’s independent compensation advisor. Since our emergence from bankruptcy in January, the new Compensation Committee has retained Towers Perrin to advise it with respect to executive and director compensation.

In making compensation decisions pre-emergence, the prior Compensation Committee considered the advice of Cook; competitive market data provided by our outside compensation advisor, Mercer Human

Resource Consulting, Inc. (Mercer); and the recommendations of our Chief Executive Officer (except with respect to his own compensation) and the officer responsible for human resources.

Mercer’s data compared our executive compensation levels and the relationship between our compensation levels and corporate performance to those of companies selected by the prior Compensation Committee, from time to time, with national and international operations and lines of business comparable to ours. The peer group has consisted of American Axle & Manufacturing, Inc.; ArvinMeritor, Inc.; BorgWarner Inc.; Caterpillar Inc.; Cooper Tire & Rubber Company; Cummins Inc.; Deere & Company; Delphi Corporation; Eaton Corporation; The Goodyear Tire and Rubber Company; Johnson Controls, Inc.; Lear Corporation; Magna International Inc.; Navistar International Corporation; Tenneco Inc.; TRW Automotive; and Visteon Corporation. During our bankruptcy, the prior Compensation Committee and management also compared our executive compensation to that in other large manufacturing companies undergoing Chapter 11 reorganizations. Comparisons were made to six manufacturing companies with more than $3.5 billion in sales: Armstrong World Industries, Inc.; Calpine Corporation; Collins & Aikman Corporation; Federal-Mogul Corporation; Owens Corning; and USG Corporation.

Elements of Our Compensation

Prior to our bankruptcy filing, our compensation program was comprised of three elements targeted at the median of those for selected peer group companies: (i) base salaries, (ii) short-term cash incentives linked to annual corporate, operating unit and/or individual performance objectives, and (iii) long-term equity-based incentives comprised of a mix of stock options or stock appreciation rights and performance shares that derived their value from corporate performance over multi-year periods and service-based restricted stock and restricted stock units.

During our Chapter 11 bankruptcy reorganization, the base salaries of our Chief Executive Officer, the named executive officers, and other senior executives participating in our Annual Incentive Plan, discussed under “Grants of Plan-Based Awards,” were generally frozen at the amounts in effect on March 1, 2006, and the long-term equity-based incentive grants and our executive stock ownership guidelines were suspended. Consistent with our pay for performance objectives, we, however, continued to provide our senior executives with annual cash incentives linked to corporate, product group and individual performance objectives under our Annual Incentive Plan and the Executive Incentive Compensation plan.

Base Salaries

The prior Compensation Committee set the base salaries for our Chief Executive Officer and key senior executives designated by our Chief Executive Officer annually. The prior Compensation Committee made such salary determinations on an individual basis, and considered the following factors without weighting them: the individual’s responsibilities, performance, contributions to Dana’s success, current salary, and tenure in the job; internal equity among positions; pay practices for comparable positions within the peer group companies; and for the key senior executives designated by our Chief Executive Officer, the recommendations of our Chief Executive Officer and the officer responsible for human resources. The prior Compensation Committee approved the salary levels for other senior executives designated by our Chief Executive Officer annually, based on the recommendations of our Chief Executive Officer and the officer responsible for human resources. In recent years, salary determinations were made at the prior Compensation Committee’s February meeting (the first scheduled meeting in the year and a time when results from the previous year were known to the prior Compensation Committee) and the base salaries have historically taken effect on March 1.

For 2007, under an Order of the Bankruptcy Court dated December 18, 2006, the prior Compensation Committee fixed the annual base salaries of our Chief Executive Officer and the named executive officers at the salary levels in effect on March 1, 2006.

Annual Incentive Plan

For 2007, the prior Compensation Committee recommended and the prior Board approved performance-based cash incentives to critical and key employees of Dana and our subsidiaries (including our Chief Executive Officer and the other named executive officers) under the Annual Incentive Plan (AIP). The focus of the 2007 incentives for the critical and key employees was primarily on full-year performance. If the Company’s 2007 half-year performance goals were achieved, any interim payouts for the critical and key employees would be limited to one-half of the amount of their interim awards and the other half of such awards would be earned and paid out only upon the achievement of performance goals for the full year. Specifically, the second half of the interim awards were to be earned and paid incrementally based on the achievement of Dana’s full-year corporate EBITDAR performance goals, starting with the achievement of corporate EBITDAR midway between the goals at the threshold and target levels for the full year and reaching 100% with the achievement of the corporate EBITDAR goal at the target level for the full year. Consequently, if we did not achieve full-year corporate EBITDAR at least equal to the midpoint between the threshold and target goals, the critical and key leaders (which would include the Chief Executive Officer and the named executive officers) would forfeit the second half of the amount of their interim awards. Certain participants with product group responsibilities had, in addition to the corporate EBITDAR goals, product group performance goals. Interim awards for these participants were subject to the same criteria as those whose award was based 100% on corporate performance. The provision limiting the payout of the interim award only applied to the critical and key leaders, who had the greatest responsibility for achieving the full-year goals, and not to the Dana leaders, whose responsibilities, while important to Dana’s reorganization efforts, were more limited.

For 2007, the payout opportunities for achievement at the target EBITDAR level ranged from 12% to 200% of the participants’ annual base salaries as of March 1, 2006, depending upon their responsibilities. The payout opportunities for the named executive officers at the target level were: for Mr. Burns, 200% of his salary; for Mr. Miller, 120% of his salary; Mr. Stone, 120% of his salary and Mr. Goettel, 100% of his salary. The payout opportunities for the named executive officers at the threshold level were 50% of the target payouts and the payout opportunities for superior performance were 200% of the target payouts. Under the plan, the Compensation Committee could make discretionary adjustments to any full-year awards payable to critical leaders or key leaders based on the achievement of pre-established individual performance goals, and Mr. Burns had the same authority to make discretionary adjustments to full-year awards payable to Dana leaders, provided that all such discretionary adjustments in any plan year were within the Board’s total incentive compensation budget for the plan for the year.

Executive Incentive Compensation

As part of the amendment to the executive agreements (as described below under the heading “Executive Agreements”), Dana also instituted an Executive Incentive Compensation (EIC) plan. Under the EIC, the participant is eligible to receive payments with respect to 2007 and 2008 upon the achievement of certain EBITDAR targets. The material terms of the EBITDAR targets are described under the heading “Grants of Plan-Based Awards.” As described under “Executive Agreements,” the amendment to the executive agreements providing for EIC awards was authorized by the Bankruptcy Court.

Long-Term Equity Compensation

In February 2004, the prior Compensation Committee determined that grants of long-term equity incentive should consist of (i) stock options (50% of the target value) that were to vest over a four-year period and expire in 10 years; (ii) service-based restricted shares (20% of the target value) that were to vest in five years; and (iii) performance shares (30% of the target value) that would vest if we achieved a cumulative absolute earnings per share performance goal and/or a relative ROIC performance goal compared to our peer group companies over a three-year period (2004-2006). When they joined Dana, in 2004, the prior Board approved long-term equity incentives for Mr. Burns and the prior Compensation Committee approved long-term equity incentives for Mr. Miller. Mr. Burns received the following long-term equity grants in 2004 under his employment agreement (some of which were replacement grants designed to make up for compensation from his prior employer that was forfeited when he joined Dana): (i) 510,000 stock options

(including 360,000 replacement options) that were to vest over a four-year period and expire in 10 years, (ii) 18,432 performance shares for the 2004-2006 performance period at the threshold payout level, and (iii) 165,687 restricted stock units, 141,110 of which had a three-year restricted period and had vested and 24,577 of which had a five-year restricted period and would have vested in 2009. Mr. Miller received (i) 83,403 stock options that were to vest over a four-year period and expire in 10 years, (ii) 5,151 restricted shares with a three-year restricted period that had vested, (iii) 15,187 restricted shares with a five-year restricted period, and (iv) 3,888 performance shares at the threshold payout level for the 2004-2006 performance period.

In February 2005, the prior Compensation Committee determined to continue the same formula for long-term equity incentives as in the prior year and granted senior executives (including Messrs. Burns, Miller and Goettel) (i) stock options (50% of the target value) that were to vest over a four-year period and expire in 10 years; (ii) service-based restricted shares (20% of the target value) that were to vest in five years; and (iii) and performance shares (30% of the target value) that were to vest if we achieved a cumulative absolute earnings per share performance goal and/or a relative ROIC performance goal compared to our peer group companies over a three-year period (2005-2007). Subsequently, when Mr. Stone joined Dana, the prior Compensation Committee approved the following long-term equity incentives for him: (i) 36,971 stock options that were to vest over a four-year period and expire in 10 years, (ii) 6,354 restricted shares which had a three-year restricted period and five-year vesting period, and (iii) 4,765 performance shares for the 2005-2007 performance period.

In February 2006, the prior Compensation Committee determined that short-term cash incentives were more appropriate than long-term equity incentives given our financial position. Consequently, long-term equity-based grants were suspended in 2006. However, in determining the amounts of the 2006 and 2007 cash award opportunities to be granted to Critical and Key Leaders under the AIP, the Committee factored in a portion of the value of long-term equity-based awards that would have been granted under past practices.

The prior Compensation Committee reviewed our results for the 2004-2006 performance period and determined that the performance goals for the 2004-2006 were not achieved. Consequently, all performance shares granted for the 2004-2006 period were forfeited. Moreover, based on our results for the 2005-2007 performance period, the prior Compensation Committee determined that the performance goals for the 2005-2007 period were not achieved. Consequently, the performance shares for the 2005-2007 period were forfeited.

As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration.

Executive Agreements

Prior to our bankruptcy filing, Mr. Burns had built a core management team consisting of, among others, Messrs. Miller, Stone and Goettel. Following our bankruptcy filing, the prior Compensation Committee was charged with determining how best to motivate Mr. Burns and this team to achieve an expedient and successful reorganization and compensate them appropriately for their efforts during the demanding reorganization process. During our Chapter 11 process, in addition to their business responsibilities, this team negotiated with our bondholders, creditors, customers, vendors, labor unions, and retirees — which constituencies, at times, had conflicting interests and agenda for the reorganized Dana — and developed a plan of reorganization for the Debtors.

The prior Compensation Committee prepared a proposal for the terms under which Mr. Burns and the other members of his core management team were to be compensated during the reorganization proceedings. In developing the proposal, the prior Compensation Committee, through its Chairman, Mr. Priory, considered the individuals’ responsibilities, their prepetition compensation arrangements, and the range of reasonableness for our industry peers and similar Chapter 11 debtors (based on relevant compensation data developed by Mercer) and reviewed its proposal with its independent advisor, Cook.

Following extensive negotiations with the Creditors’ Committee and other of the Debtors’ constituencies on the original proposal and subsequent revisions, as well as court hearings on the matter, on December 18, 2006, the Bankruptcy Court authorized us to enter into an amendment to Mr. Burns’ 2004 employment agreement and executive agreements with Messrs. Miller and Stone and an executive bonus agreement with Mr. Goettel, on the terms discussed under the caption “Executive Agreements.”

Perquisites

We offer the following perquisites to approximately 50 active executives (which included Mr. Burns and the other named executive officers, except Mr. Hiltz):

•	a vehicle allowance;

•	life insurance with a policy value of three times salary or a monthly allowance to purchase life insurance with a policy value of three times salary;

•	accidental death and dismemberment insurance;

•	professional financial, tax and estate planning services;

•	reimbursement for taxes payable by the executives on the value of certain perquisites (other than for the vehicle allowance or accidental death and dismemberment insurance); and

•	contributions to Dana’s SavingsWorks Plan 401(k) account

In addition, we pay the system monitoring costs for Messrs. Burns’ and Miller’s company-provided home security systems. We also reimburse Messrs. Burns, Stone and Miller for the costs of home Internet access.

Retirement Benefits

To determine total compensation for our senior executives, the prior Compensation Committee factored in the retirement benefits provided by Dana. The retirement benefits which were made available to Mr. Burns and the other named executive officers are discussed under “Pension Benefits.”

Change in Control Arrangements

Our Chief Executive Officer and a limited number of senior executives had individual agreements with Dana providing for severance payments and other benefits in the event of a change in control of the company. These change in control agreements were terminated in 2007.

Adjustment of Performance-Based Compensation

We have had a policy regarding adjustment of performance-based compensation in the event of a restatement of our financial results that provides for the Compensation Committee to review all bonuses and other compensation paid or awarded to our executive officers based on the achievement of corporate performance goals during the period covered by a restatement. If the amount of such compensation paid or payable to any executive officer based on the originally reported financial results differs from the amount that would have been paid or payable based on the restated financial results, the Compensation Committee makes a recommendation to the independent members of the Board about whether to seek recovery from the officer of any compensation exceeding that to which he or she would have been entitled based on the restated results or to pay to the officer additional amounts to which he or she would have been entitled based on the restated results, as the case may be.

Pursuant to such policy, following the restatement of our financial statements for the first and second quarters of 2005 and fiscal years 2002 through 2004, the prior Compensation Committee reviewed the performance-based compensation that had been paid or awarded to our executive officers based on the achievement of corporate performance goals during the periods covered by these restatements. Based on that review, the prior Compensation Committee determined that the restatements affected award payments under our equity-based plans in only one year, and in an immaterial amount in that year. Consequently, the prior Compensation Committee recommended that there be no adjustments to the performance-based compensation of the executive officers and the independent Board members concurred with this recommendation.

Impact of Accounting and Tax Treatments

Deductibility of Executive Compensation.  It is a tenet of our executive compensation philosophy that performance-based compensation provided to our Chief Executive Officer and other senior managers who are “covered employees” under Section 162(m) of the Internal Revenue Code (the Code) should comply with the Code requirements that qualify such compensation as tax-deductible for Dana, unless the Compensation Committee determines that it is in Dana’s best interests in individual circumstances to provide compensation that is not tax-deductible. From time to time, the Compensation Committee approves compensation that does not meet the Section 162(m) requirements in order to ensure competitive levels of compensation for our senior executives. For 2007, the amount of base salary shown in the Summary Compensation Table for Mr. Burns in excess of $1,000,000 and all or some of the incentive compensation under the AIP for the named executive officers were not deductible for federal income tax purposes.

Accounting for Stock-Based Compensation.  We account for stock-based payments under our equity-based plans in accordance with the requirements of SFAS No. 123(R). There is more information about this accounting treatment in Note 13 to our consolidated financial statements in Item 8.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Compensation Committee

Stephen J. Girsky, Chairman
Mark A. Schulz
Jerome B. York

March 14, 2008

The following table shows the compensation for the last two completed fiscal years earned by or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers serving at the end of the year (collectively, the named executive officers) for services rendered during the year in all capacities to Dana and our subsidiaries. None of our named executive officers received Dana stock awards or stock options in 2007 or 2006.

Summary Compensation Table

						Change in
						Pension
						Value and
						Nonqualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation		All Other
Name and		Salary	Awards	Awards	Compensation(6)	Earnings		Compensation	Total
Principal Position(1)	Year	($)	($)(4)	($)(5)	($)	($)		($)(12)	($)

Michael J. Burns	2007	1,035,000	352,780	0	5,500,000	558,781	(7)	38,516	7,485,077
Chairman, President & Chief Executive Officer	2006	1,035,000	737,655	0	1,035,000	597,222		221,778	3,626,655
Kenneth A. Hiltz	2007	0 (3)	0	0	0	0	(8)	7,528	7,528
Chief Financial Officer	2006	0	0	0	0	0		3,694	3,694
Thomas R. Stone	2007	440,000	18,160	11,860	1,465,733	133,610	(9)	34,478	2,103,841
President — Light Axle Products Group, Automotive Systems Group	2006	440,000	18,160	11,860	264,000	121,341		35,333	890,694
Ralf Goettel(2)	2007	445,446	13,647	2,024	1,333,127	25,995	(10)	35,289	1,855,528
President — Europe & Sealing & Thermal Products Group	2006	438,724	13,647	6,940	222,723	106,462		35,288	823,784
Paul E. Miller	2007	375,000	105,227	0	1,529,220	206,227	(11)	31,445	2,247,119
Vice President — Purchasing	2006	375,000	125,448	0	225,000	187,738		49,300	962,486

(1)	Except for Mr. Burns who resigned as Chairman, President and Chief Executive Officer of the Company on January 31, 2008, the current position held by the named executive officer as of March 14, 2008 is set forth in the table.

(2)	Mr. Goettel is a citizen of Germany who is employed full-time in Europe. Mr. Goettel’s compensation is paid in Euros. As a result, we have converted Mr. Goettel’s compensation in this table as well as each table below into U.S. Dollars based on the Euro conversion rate on December 31, 2007 which was 1.460.

(3)	Mr. Hiltz is a temporary Dana employee and did not receive a salary from Dana in 2007. He is serving as our Chief Financial Officer pursuant to an agreement between Dana and APServices LLP (APS) under which APS is providing his services in that capacity for a monthly fee of $125,000, plus out-of-pocket expenses.

(4)	This column shows the dollar amounts recognized in 2007 and 2006, respectively, for financial statement reporting purposes for the aggregate fair value of restricted stock and restricted stock units granted to each of the named executive officers in prior fiscal years (none were granted in 2007 or 2006), in accordance with SFAS 123R. The amounts recognized by the company in 2006 were reported in our financial statements that year, however, were not included in the Summary Compensation Table in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, the total column of the Summary Compensation Table for that year correspondingly increased as reported above. For additional information on the assumptions used in determining fair value for share-based compensation in 2006, refer to notes 1 and 14 of the Notes to the Consolidated Financial Statements in Dana’s Annual Report on Form 10-K for the year ended December 31, 2006. For additional information on the assumptions used in determining fair value for share-based compensation in 2007, refer to notes 1 and 13 of the Notes to the Consolidated Financial Statements in Item 8 of Part II. The amounts included in this column reflect the company’s accounting expense for these awards and do not correspond to the actual value that could be recognized by the named executive officers. See the “Outstanding Equity Awards at Fiscal Year-End” table for information on the market value of shares not vested as of December 31, 2007.

As a result of our emergence from bankruptcy on January 31, 2008, all unvested restricted shares and restricted stock units were cancelled with no consideration.

(5)	This column shows the dollar amounts recognized in 2007 for financial statement reporting purposes for the fair value of stock options granted to each of the named executive officers in prior fiscal years (none were granted in 2007 or 2006), in accordance with SFAS 123R. For additional information on the assumptions used in determining fair value for share-based compensation in 2007, refer to notes 1 and 13 of the Notes to the Consolidated Financial Statements in Item 8 of Part II. These amounts reflect the company’s accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers. See the “Outstanding Equity Awards at Fiscal Year-End” table below for information on the number of exercisable and unexercisable options held, option exercise prices and option expiration dates as of December 31, 2007. As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options were cancelled with no consideration.

(6)	This column shows the cash incentive awards earned for performance under our AIP and EIC plan, as discussed under the “Grants of Plan-Based Awards” and the “Executive Agreements” sections. In 2007, the total combined AIP award and EIC award amount for Mr. Burns was capped at $5,500,000 pursuant to the terms of his employment agreement. This amount is comprised of his AIP award of $3,709,440 and his EIC award of $1,790,560. The EIC stipulates that any payout amounts above threshold be paid in common stock. As a result of the combined incentive cap, Mr. Burns’ EIC award amount is below threshold and therefore is payable in cash. The total combined AIP award and EIC award amount for Mr. Miller was capped at $1,529,220 pursuant to his executive agreement and includes his AIP award of $806,400 and his EIC award of $722,820. With respect to his EIC award, the threshold amount of $497,778 will be payable in cash, and the remaining amount will be converted to common stock using the average closing price of our stock on the New York Stock Exchange (NYSE) during the thirty days prior to the payment date. Mr. Stone’s total amount includes his AIP award of $848,867 and his EIC award of $616,866. With respect to his EIC award, the threshold amount of $422,222 will be payable in cash and the remaining amount will be converted to common stock using the same valuation method as described above for Mr. Miller. The total combined AIP award and EIC award amount for Mr. Goettel was capped at $1,333,127 pursuant to his executive bonus agreement and includes his AIP award of $798,239 and his EIC award of $534,888. With respect to his EIC award, the threshold amount of $422,222 will be payable in cash, and the remaining amount will be converted to common stock using the same valuation method as described above for Messrs. Miller and Stone. Mr. Hiltz did not participate in either the AIP or EIC. We report cash incentive awards in the year in which they are earned, regardless of whether payment is made then or in the following year.

(7)	This amount is the increase in the actuarial present value of Mr. Burns’ accumulated benefits under his supplemental executive retirement benefit provided for in his employment agreement. The calculation is based on the measurement dates used for financial reporting purposes with respect to our audited consolidated financial statements for fiscal years 2005, 2006 and 2007. The calculation of accumulated benefits utilizes a 5% discount rate assumption to determine the actuarial present value of the normal retirement benefit. This calculation does not assume any pre-retirement mortality or turnover assumption as the benefit assumes Mr. Burns survives to normal retirement age. Normal retirement for purposes of this calculation is age 65. There is no post-retirement mortality assumption because Mr. Burns will receive the benefit as a lump sum. The accumulated benefit is projected to increase at 5% interest (the crediting rate under his supplemental retirement plan) and then discounted at 5% to determine actuarial present value on December 31, 2007. Since the projected credit rate matches the discount rate, the benefit equals Mr. Burns’ account balance. The years of service credited to Mr. Burns under his employment agreement include additional years of service that the Company contractually agreed to provide Mr. Burns to equalize the effect of his departure from his previous employer.

(8)	Mr. Hiltz does not participate in any of our pension or supplemental retirement plans.

(9)	Mr. Stone has a supplemental executive retirement plan. The plan states his normal retirement date is the first of the month following age 62. For purposes of this calculation, we assume he will survive to his normal retirement date, and accordingly, there is no preretirement mortality assumption. There is no postretirement mortality assumption either because Mr. Stone will receive the benefit in a lump sum. The benefit payable to Mr. Stone at his normal retirement date is $1,550,000 and accrues over a 9-year period. We discounted the accrued benefit at 5% interest from the assumed payment date at age 62 to determine actuarial present value on December 31, 2007.

(10)	Mr. Goettel has a German Pension Benefit Obligation Plan. The pension plan provides an annual contribution of 18% of Mr. Goettel’s annual salary which is multiplied by an age factor. The actual balance of the pension account is $1,187,279 at age 60. For purposes of this calculation, we took the actual balance of the pension account as of December 31, 2007 as a basis and determined the value using the age, invalidity and mortality factors. An interest rate of 5.25% was applied in 2007.

(11)	Mr. Miller has a supplemental executive retirement plan. The plan states his normal retirement date is the first of the month following age 62. For purposes of this calculation, we assume he will survive to his normal retirement date, and accordingly, there is no preretirement mortality assumption. There is no postretirement mortality assumption either because Mr. Miller will receive the benefit in a lump sum. The benefit payable to Mr. Miller at his normal retirement date is $2,483,000 and accrues over a 10-year period. We discounted the accrued benefit at 5% interest from the assumed payment date at age 62 to determine actuarial present value on December 31, 2007.

(12)	The total values shown for the individuals during 2007 include the following limited perquisites and benefits:

•	Michael J. Burns — $12,000 for automobile allowance; $10,053 for personal financial planning services and tax advice; $7,332 for aggregate tax reimbursements (related to professional services); $6,750 for company contributions to his SavingsWorks Plan 401(k) account; $1,470 for a home security system; $600 for home Internet access; and $311 for an accidental death and dismemberment insurance premium.

•	Kenneth A. Hiltz — $7,528 for the incremental cost of providing housing in company facilities while he is working at Dana’s corporate offices.

•	Thomas R. Stone — $10,800 for automobile allowance; $6,966 for personal financial planning services and tax advice; $4,980 for aggregate tax reimbursements (related to professional services); $6,750 for company contributions to his SavingsWorks Plan 401(k) account; $4,250 for supplemental life insurance premiums; $600 for home Internet access; and $132 for an accidental death and dismemberment insurance premium.

•	Ralf Goettel — $13,052 for automobile allowance; $16,749 for personal financial planning services and tax advice; $5,396 for aggregate tax reimbursements (related to professional services); and $92 for an accidental death and dismemberment insurance premium.

•	Paul E. Miller — $12,000 for automobile allowance; $4,247 for personal financial planning services and tax advice; $2,916 for aggregate tax reimbursements (related to professional services); $6,750 for company contributions to his SavingsWorks Plan 401(k) account; $3,618 for supplemental life insurance premiums; $954 for a home security system; $540 for home Internet access, and $420 for an accidental death and dismemberment insurance premium.

The following table contains information about the non-equity incentive awards received by the named executive officers in 2007. Mr. Hiltz did not participate in either the AIP or the EIC plan. None of our named executive officers received equity-based incentive awards, stock awards, or stock options in 2007.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold	Target	Maximum
Name	Plan	($)	($)	($)

Michael J. Burns	AIP	1,035,000	2,070,000	4,140,000
	2007 EIC	3,000,000		4,500,000

Kenneth A. Hiltz	—	0	0	0

Thomas R. Stone	AIP	264,000	528,000	1,056,000
	2007 EIC	422,222		633,333
	2008 EIC	70,370		316,667

Ralf Goettel	AIP	222,723	445,446	890,892
	2007 EIC	422,222		633,333
	2008 EIC	70,370		316,667

Paul E. Miller	AIP	225,000	450,000	900,000
	2007 EIC	497,778		746,667
	2008 EIC	82,963		373,334

The terms of Mr. Burns’ executive agreement provide for a threshold 2007 EIC payment of $3,000,000 upon achievement of $250 million in EBITDAR in 2007. An additional payment of up to $1,500,000 can be earned for achievement of 2007 EBITDAR in excess of $250 million up to a cap of $450 million. Mr. Burns’ threshold award is payable in cash. Mr. Burns’ additional award is payable in common stock based on the average closing price of our stock on the NYSE during the thirty days prior to the payment date. The terms of Mr. Miller’s executive agreement provide for a threshold 2007 EIC payment of $497,778 upon achievement of $250 million in EBITDAR in 2007. The threshold payment is made in cash. An additional payment of up to $248,889 can be earned for achievement of 2007 EBITDAR in excess of $250 million up to a cap of $450 million. The additional payment is to be paid in common stock based on the average closing price of our stock on the NYSE during the thirty days prior to the payment date. The terms of Messrs. Stone’s and Goettel’s executive agreements provide for a threshold 2007 EIC payment of $422,222 upon achievement of $250 million in EBITDAR in 2007. The threshold payment is made in cash. An additional payment of up to $211,111 can be earned for achievement of 2007 EBITDAR in excess of $250 million up to a cap of $450 million. The additional payment is to be paid in common stock with the valuation determined similar to Mr. Miller. The amounts earned in respect of the 2007 EIC payments are identified in footnote 6 to the Summary Compensation Table.

The terms of the 2008 EIC plan are similar in design. All EIC awards will be payable in common stock based on the valuation described above. Mr. Burns resigned as President and Chief Executive Officer on January 31, 2008. The Company and Mr. Burns are negotiating the terms of a comprehensive separation and transition agreement. Mr. Burns will not participate in the 2008 EIC plan. For 2008, Mr. Miller is eligible to receive the following EIC payments: (i) $82,963 if Dana achieves EBITDAR of $375 million and (ii) additional payments equal to 0.17% of any amount of EBITDAR between $375 million and $450 million and 0.08% of any amount of EBITDAR between $450 million and $650 million. For 2008, Messrs. Stone and Goettel are eligible to receive the following EIC payments: (i) $70,370 if Dana achieves EBITDAR of $375 million and (ii) additional payments equal to 0.14% of any amount of EBITDAR between $375 million and $450 million and 0.07% of any amount of EBITDAR between $450 million and $650 million.

Payout opportunities for participants under the AIP are based on semi-annual and full-year performance measures and goals established by the Board, upon the recommendation of the Compensation Committee, for awards at threshold, target and superior performance levels.

The 2007 EBITDAR goals were (i) $145 million at the threshold payout level and $187 million at the target payout level for the first six months of the year and (ii) $300 million at the threshold payout level, $375 million at the target payout level, and $450 million at the maximum payout level for the full year. The corporate goals applied to all plan participants except those in businesses to be divested, who had goals based solely on the performance of their businesses. In addition, a portion of the incentive opportunity for participants in Dana’s continuing product groups was based on the achievement of performance goals set for their groups.

Under the AIP, payouts are calculated and paid (if earned) semi-annually. Amounts earned and paid for six-month performance are not returned if full-year performance goals are not achieved. During 2007, if performance goals for the first six months were achieved, interim payouts for the Critical and Key Leaders were limited to one-half of the amount of their interim awards and the other half of such awards was to be earned and paid out only upon the achievement of certain performance goals for the full year. Specifically, the second half of the interim awards would be earned and paid incrementally based on the achievement of Dana’s full-year corporate EBITDAR performance goals, starting with the achievement of corporate EBITDAR midway between the goals at the threshold and target levels for the full year and reaching 100% with the achievement of the corporate EBITDAR goal at the target level for the full year. Consequently, if Dana did not achieve full-year corporate EBITDAR at least equal to the midpoint between the threshold and target goals, the Critical and Key Leaders would forfeit the second half of the amount of their interim awards. This provision applied only to the Critical and Key Leaders, who have the greatest responsibility for achieving the full-year goals, and not to the Dana Leaders, whose responsibilities, while important to Dana’s reorganization efforts, are more limited.

For the first six months of 2007, Dana’s EBITDAR, calculated under the plan definition, was $230 million. Since this return exceed the six-month EBITDAR threshold goal, plan participants with corporate goals (including those in product groups that achieved their first half goals) received payouts for first half 2007 performance. Participants in businesses to be divested also received first half awards in those cases where the businesses achieved their first half goals. For full year 2007, Dana’s EBITDAR, calculated under the plan definition, was $434.4 million. This return exceeded the full year threshold EBITDAR goal, resulting in plan participants with corporate goals (including those in product groups that achieved their full year goals) receiving payouts for full year 2007 performance. Payouts for the full year are based on full year performance, less the amounts paid for the first half. Discretionary adjustments to individual award amounts were made based on individual performance relative to achievement of their individual performance objectives. Interim awards from the first half for the Critical and Key Leaders were 100% earned with the exception of participants from two product groups, where full year performance at the target level was not achieved. The amounts earned by the named executive officers in respect of the 2007 AIP payments are identified in footnote 6 to the Summary Compensation Table. There were no full year payouts made to participants in businesses to be divested.

The following table contains information about unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards held by our named executive officers as of December 31, 2007. Each outstanding award is shown separately. The market value of the stock awards is based on the closing market price of Dana stock on December 31, 2007 of $.024 per share. Mr. Hiltz has no Dana equity awards. None of the named executive officers had any unearned options at the end of the year. As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
								Equity
								Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
							Awards:	Payout
							Number of	Value of
							Unearned	Unearned
						Market	Shares,	Shares,
	Number of					Value of	Units or	Units or
	Securities	Number of			Number of	Shares	Other	Other
	Underlying	Securities			Shares or	of Stock	Rights	Rights
	Unexercised	Underlying	Option		Units of Stock	That Have	That Have	That
	Options	Unexercised	Exercise	Option(1)	That Have Not	Not	Not	Have Not
	(#)(1)	Options (#)	Price	Expiration	Vested(1)(3)	Vested(1)(4)	Vested(1)(5)	Vested(1)(6)
Name	Exercisable	Unexercisable(1)(2)	($)	Date	(#)	($)	(#)	($)

Michael J. Burns	510,000	0	21.82	02/28/14	77,474	1,859	0	0
	321,543	0	15.94	02/13/15
Kenneth A. Hiltz	—	—		—	—	—	—	—
Thomas R. Stone	18,486	18,485	14.29	6/27/15	6,416	154	0	0
Ralf Goettel	700	0	52.56	7/20/08	3,964	95	0	0
	5,000	0	45.50	7/19/09
	8,000	0	23.06	7/17/10
	5,000	0	25.05	7/16/11
	6,000	0	15.33	7/16/12
	8,000	0	8.34	4/21/13
	6,000	0	22.43	2/8/14
	16,170	0	15.94	2/13/15
Paul E. Miller	83,403	0	20.19	05/02/14	25,646	616	0	0
	60,662	0	15.94	02/13/15

(1)	As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration.

(2)	Of the options shown in this column, Mr. Stone’s 18,485 options would have vested in two installments of 9,243 options on June 27, 2008 and 9,242 options on June 27, 2009, subject to acceleration upon a change in control of Dana. As a result of our emergence from bankruptcy on January 31, 2008, these options were cancelled with no consideration.

(3)	This column shows unvested restricted shares and restricted stock units granted under our 1999 Restricted Stock Plan and/or our Stock Incentive Plan, including additional shares or units accrued in lieu of cash dividends. The table below shows the vesting dates for these shares and units, subject to pro rata acceleration upon a change in control of Dana. As a result of our emergence from bankruptcy on January 31, 2008, all unvested restricted stock units were cancelled with no consideration.

	Number of Shares or Units of
Name	Stock That Have Not Vested		Vesting Date

Michael J. Burns	25,915	units	03/01/09
	51,559	shares	02/14/10

Thomas R. Stone	6,416	shares	06/27/10

Ralf Goettel	1,371	units	02/09/09
	2,593	units	02/14/10

Paul E. Miller	15,920	shares	05/03/09
	9,726	shares	02/14/10

(4)	The aggregate values in this column were computed by multiplying (i) the number of unvested restricted shares and restricted stock units in the preceding column by (ii) the closing market price of Dana stock on December 31, 2007 of $.024 per share.

(5)	This column would have shown unearned performance shares granted under our Stock Incentive Plan for the 2005-2007 performance period at the threshold performance level had we achieved our 2005-2007 goals.

(6)	There are no values shown in this column because there are no performance shares shown in the preceding column. The goals for the 2005-2007 performance period were not achieved. If, however, such goals had been achieved, Mr. Burns’ performance shares would have been paid in shares of Dana stock and the performance shares of the other named executive officers would have been paid in cash in an amount equal to the fair market value of Dana stock on December 31, 2007.

The following table contains information about the stock awards for the named executive officers that vested in 2007. Mr. Hiltz has no Dana stock options or stock awards. None of the other named executive officers exercised any Dana stock options during 2007. As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration.

Option Exercises and Stock Vested

	Stock Awards
	Number of Shares		Value Realized
Name	Acquired on Vesting (#)		on Vesting ($)(3)

Michael J. Burns	50,034	(1)	49,033
Kenneth A. Hiltz	0		0
Thomas R. Stone	0		0
Ralf Goettel	0		0
Paul E. Miller	5,400	(2)	5,157

(1)	These are restricted stock units, including additional units credited in lieu of cash dividends, which vested on March 1, 2007, upon the expiration of the restricted period.

(2)	These are restricted shares, including additional shares credited in lieu of cash dividends, which vested on May 3, 2007, upon the expiration of the restricted period.

(3)	Mr. Burns elected in 2004 to defer the distribution of the shares that he would otherwise have received upon the vesting of these restricted stock units until the date of his termination of employment with Dana for any reason and to take a lump sum distribution of the shares at that time. The aggregate values in this column were computed, in each case, by multiplying the number of vested shares or stock units by the closing price of Dana stock on the principal U.S. market for the stock on the vesting date or the last prior business day.

The following table contains information with respect to the plans that provide for payments or other benefits to our named executive officers at, following, or in connection with retirement. The number of years of credited service and the actuarial present values in the table are computed as of December 31, 2007, the pension plan measurement date used for reporting purposes with respect to our consolidated financial statements in Item 8. Mr. Hiltz does not participate in our pension plans.

Pension Benefits

		Number		Present
		of Years		Value of		Payments
		Credited		Accumulated		During
		Service		Benefit		2007
Name	Plan Name	(#)		($)		($)

Michael J. Burns	Supplemental Executive Retirement Plan	30	(1)	7,945,795	(2)	—
Kenneth A. Hiltz(3)	—	—		—		—
Thomas R. Stone	Supplemental Executive Retirement Plan	2		311,298	(4)	—
Ralf Goettel	German Pension Benefit Obligation	14		465,831	(5)	—
Paul E. Miller	Supplemental Executive Retirement Plan	3		669,297	(6)	—

(1)	The years of service credited to Mr. Burns under his Supplemental Executive Retirement Plan include additional years of service that the Company contractually agreed to provide Mr. Burns to equalize the effect of his departure from his previous employer.

(2)	Pursuant to the Bankruptcy Order dated December 18, 2006, Mr. Burns is entitled to receive 40% of his prepetition pension benefits as an allowed general unsecured claim. As a result, Mr. Burns will receive distributions under our Plan of Reorganization since he has an allowed general unsecured claim of $2,744,005 plus interest; the remainder of this amount will be payable in cash when his benefit is due and payable. The amount set forth in the table above is the actuarial present value of Mr. Burns’ accumulated benefits under his supplemental executive retirement benefit. The calculation of accumulated benefits utilizes a 5% discount rate assumption to determine the actuarial present value of his normal retirement benefit. This calculation does not assume any pre-retirement mortality or turnover assumption as the benefit assumes Mr. Burns survives to normal retirement age. Normal retirement for purposes of this calculation is age 65. There is no post-retirement mortality assumption because Mr. Burns will receive the benefit as a lump sum. The accumulated benefit is projected to increase at 5% interest (the crediting rate under his supplemental retirement plan) and then discounted at 5% to determine the actuarial present value on December 31, 2007. Since the projected credit rate matches the discount rate, the benefit equals Mr. Burns’ account balance.

(3)	Mr. Hiltz does not participate in any pension or supplemental retirement plans.

(4)	Mr. Stone has a supplemental executive retirement plan. The plan states his normal retirement date is the first of the month following age 62. For purposes of this calculation, we assume he will survive to his normal retirement date, and accordingly, there is no preretirement mortality assumption. There is no postretirement mortality assumption either because Mr. Stone will receive the benefit in a lump sum. The benefit payable to Mr. Stone at his normal retirement date is $1,550,000 and accrues over a 9-year period. We discounted the accrued benefit at 5% interest from the assumed payment date at age 62 to determine actuarial present value on December 31, 2007.

(5)	Mr. Goettel has a German Pension Benefit Obligation Plan. The pension plan provides an annual contribution of 18% of Mr. Goettel’s annual salary which is multiplied by an age factor. The actual balance of the pension account is $1,187,279 at age 60. For purposes of this calculation, we took the actual balance of the pension account as of December 31, 2007 as a basis and determined the value using the age, invalidity and morality factors. An interest rate of 5.25% was applied in 2007.

(6)	Mr. Miller has a supplemental executive retirement plan. The plan states his normal retirement date is the first of the month following age 62. For purposes of this calculation, we assume he will survive to his normal retirement date, and accordingly, there is no preretirement mortality assumption. There is no postretirement mortality assumption either because Mr. Miller will receive the benefit in a lump sum. The benefit payable to Mr. Miller at his normal retirement date is $2,483,000 and accrues over a 10-year period. We discounted the accrued benefit at 5% interest from the assumed payment date at age 62 to determine actuarial present value on December 31, 2007.

Pension and Retirement Plans

Mr. Burns is eligible to receive a supplemental retirement benefit under his employment agreement, which is discussed under “Executive Agreements.” Under this arrangement, in 2004, Dana established a notional account on Mr. Burns’ behalf and credited $5,900,000 to that account. The initial credit was intended to provide Mr. Burns with the non-qualified retirement benefit that he forfeited when he terminated his prior employment to join Dana. Annual service-based credits and interest credits are made to this account each year as if Mr. Burns were participating in the CashPlus Plan (discussed below), without regard to certain legal limits on compensation and benefits that apply to the CashPlus Plan. For the purpose of determining the annual service-based credits, Mr. Burns is deemed to have completed 30 years of service with Dana. As a result, the annual service-based credit Mr. Burns earns each year is equal to 6.4% of his earnings, up to one-fourth of the social security wage base for the year ($97,500 for 2007), plus an additional 12.8% of his earnings in excess of this threshold. Interest credits to his notional account were credited for 2007 at the same 5.0% rate used for interest credits under the tax-qualified CashPlus Plan. The benefit payable to Mr. Burns under this arrangement will be offset by the vested account balance he has under our SavingsWorks Plan, other than the portion of such balance attributable to his elective deferrals. The balance credited to Mr. Burns’ notional account is subject to a five-year vesting requirement (with partial acceleration in the event of termination of his employment by Dana without cause or by Mr. Burns for good reason, or his death or disability).

The Dana Corporation Retirement Plan (the CashPlus Plan) was a cash balance plan (a type of non-contributory defined benefit pension plan in which the participants’ benefits were expressed as individual accounts). The normal retirement age under this plan was 65. Benefits under the plan were computed as follows. During each year of participation in the plan, a participating employee earned a service credit equal to a specified percentage of his or her earnings (as defined in the plan) up to one-quarter of the Social Security taxable wage base, plus a specified percentage of his or her earnings above one-quarter of the taxable wage base. The percentages increase with the length of Dana service. A participant with 30 or more years of service received the maximum credit (6.4% of earnings up to one-quarter of the taxable wage base, plus 12.8% of earnings over one-quarter of the taxable wage base). Benefit accruals under the CashPlus Plan were frozen on July 1, 2007, so that no additional service credits accrued thereafter.

In connection with our reorganization, Dana assumed Mr. Burns’ employment agreement with certain modifications to his supplemental retirement benefit. As modified, (i) Dana assumed 60% of the benefit accrued for Mr. Burns as of March 3, 2006 and (ii) the remaining 40% of his accrued benefit remained an allowed general unsecured claim in the Bankruptcy Cases. In addition, all service credits and interest accrued to Mr. Burns’ notional account after March 3, 2006, were allowed as an administrative claim in the Bankruptcy Cases.

Messrs. Miller and Stone have individual Supplemental Executive Retirement Plans designed to provide them with certain non-qualified retirement benefits forfeited when they terminated their prior employment to join Dana.

Under the terms of Mr. Miller’s plan, if he continues employment with Dana to his normal retirement (age 62), he will receive a normal retirement benefit of $2,283,000 payable in a lump sum, as well as an additional lump sum payment of $200,000 in consideration for retiree healthcare protection he forfeited upon joining Dana. If Mr. Miller dies, becomes disabled or is involuntarily terminated from employment by Dana for any reason other than “cause” (as defined in the plan) before he reaches age 62, he (or his estate) will be entitled to a portion of his normal retirement benefit (not exceeding 100%) equal to the greater of (i) his normal retirement benefit multiplied by a fraction, the numerator of which is his years of credited service (as shown in the above table) and the denominator of which is 10, or (ii) 75% of his normal retirement benefit. If, after May 3, 2009, but prior to age 62, Mr. Miller elects to retire or resign voluntarily or his employment is terminated by Dana for cause, in lieu of any other benefit payable under the plan, he will be entitled to a pro rata portion (not exceeding 100%) of his normal retirement benefit, calculated by multiplying his normal retirement benefit by a fraction, the numerator of which is his years of credited service and the denominator of which is 10. Mr. Miller’s retirement benefit and the payment in lieu of his prior retiree healthcare benefit will become fully vested in the event of a “change in control” of Dana (as defined in the plan and subject to Internal Revenue Code Section 409A) and he will be entitled to a lump sum payment within 30 days.

Under the terms of Mr. Stone’s plan, if he continues employment with Dana to his normal retirement age (age 62), he will receive a normal retirement benefit of $1,550,000, payable in a lump sum. If Mr. Stone dies, becomes disabled or is involuntarily terminated from employment by Dana for any reason other than “cause” (as defined in the plan) before he reaches age 62, he (or his estate) will be entitled to a portion of his normal retirement benefit (not exceeding 100%) equal to the greater of (i) his normal retirement benefit multiplied by a fraction, the numerator of which is his years of credited service (as shown in the above table) and the denominator of which is 9, or (ii) 50% of his normal retirement benefit. If, after June 27, 2010, but prior to age 62, Mr. Stone elects to retire or resign voluntarily or his employment is terminated by Dana for cause, in lieu of any other benefit payable under the plan, he will be entitled to a pro rata portion (not exceeding 100%) of his normal retirement benefit, calculated by multiplying his normal retirement benefit by a fraction, the numerator of which is his years of credited service and the denominator of which is 9. Mr. Stone’s normal retirement benefit will become fully vested in the event of a “change in control” of Dana (as defined in the plan and subject to Internal Revenue Code Section 409A) and he will be entitled to a lump sum payment within 30 days.

Under the terms of Mr. Goettel’s German Pension Benefit Obligation Plan, if he continues employment with Dana to normal retirement age, as determined by German law, he will receive a retirement benefit of $1,400,990. If Mr. Goettel terminates his employment, either voluntarily or involuntarily, the contribution to his pension plan will be discontinued, but would be available to him at normal retirement age. If Mr. Goettel dies, his widow would be entitled to 100% of the pension value on the date of his death. If Mr. Goettel dies and he does not have a widow, his child would receive 50% of the pension value of the date of his death, if the child is under 18 years of age or under 27 years of age and attending an educational institute. If none of these situations are the case, the pension value remains with Dana.

Executive Agreements

Michael J. Burns

We entered into an employment agreement with Mr. Burns when he joined the company in 2004. Pursuant to this agreement, Mr. Burns was entitled to receive various compensation and benefits (including annual salary, other annual incentive compensation and long-term incentive equity grants) and eligible to receive a supplemental retirement benefit, as discussed under “Pension Benefits.”

On December 18, 2006, the Bankruptcy Court entered an order (the Order) authorizing Dana to assume Mr. Burns’ original employment agreement, with certain conditions and limitations, subject to the execution of documentation reasonably acceptable to the Creditors’ Committee.

Under this agreement, Mr. Burns is entitled to receive certain compensation and benefits and eligible to receive a supplemental retirement benefit intended to replace non-qualified supplemental retirement benefits from his prior employer that he forfeited upon leaving that employment. With respect to such supplemental retirement benefit, Dana established a notional account on Mr. Burns’ behalf and credited $5.9 million to that account in 2004. The Company credited this account with annual service-based credits (for which purpose, Mr. Burns is deemed to have completed 30 years of service with Dana) and interest. The account is subject to a 5-year vesting requirement, with partial acceleration in the event of Mr. Burns’ death or disability or a termination of his employment by Dana without cause or by him for good reason.

On May 16, 2007, Dana entered into an amendment (the Amendment) to Mr. Burns’ original employment agreement consistent with the Order. The Amendment provides, among other things, for (i) an annual base salary of up to $1,035,000 for Mr. Burns, (ii) continuation of his participation in Dana’s AIP and (iii) his participation in the EIC plan discussed below, provided that Mr. Burns’ aggregate AIP compensation and EIC for 2007 may not exceed $5.5 million while Dana was in bankruptcy.

Under the EIC plan provided in the Amendment, Mr. Burns is eligible to receive payments upon the achievement of certain EBITDAR targets, as described in the narrative to the “Grants of Plan-Based Awards” table.

Under the Amendment, Dana assumed 60% of Mr. Burns’ supplemental retirement benefit accrued as of March 3, 2006. Upon the consummation of our plan of reorganization, the remaining 40% of such accrued benefit was permitted as an allowed general unsecured claim in the Bankruptcy Cases. Service credits and interest accrued to Mr. Burns’ notional account after March 3, 2006, were allowed as an administrative claim in the Bankruptcy Cases.

Contemporaneously with the Amendment, Mr. Burns executed a Confidentiality, Non-Compete, Non-Solicitation, Non-Disclosure and Non-Disparagement Agreement under which he agreed to certain confidentiality obligations during and after his employment by Dana and to certain non-competition, non-disparagement and non-solicitation obligations following a termination of his employment for any reason (for a period of 12 months). Under the Amendment, the Change of Control Agreement between Mr. Burns and Dana dated February 3, 2004 was terminated.

On January 31, 2008, Mr. Burns informed the Board of his resignation as President, Chief Executive Officer, Chief Operating Officer and Director of the Company. In connection with Mr. Burns’ resignation, the Company agreed that, for purposes of determining Mr. Burns’ entitlements and obligations, his departure would be treated no less favorably than a termination by the Company immediately after “Emergence” and “Other Than For Cause”, each as defined in Mr. Burns’ employment agreement, as amended. The Company also confirmed that Mr. Burns would be paid his AIP and EIC Plan amounts for 2007 notwithstanding his resignation. Mr. Burns remains employed by the Company for a transition period and continues to receive his current base salary and welfare benefits as compensation. The Company and Mr. Burns are negotiating the terms of a comprehensive separation and transition agreement consistent with the foregoing.

Executive Agreements with Thomas R. Stone and Paul E. Miller

On May 16, 2007, Dana entered into executive agreements (each an Executive Agreement) with Messrs. Miller and Stone consistent with the Order described above.

The Executive Agreements provide, among other things, for (i) annual base salaries of $375,000 for Mr. Miller and $440,000 for Mr. Stone during 2007, (ii) their continued participation in the AIP, or any successor plan, and (iii) their participation in the EIC plan provided that, while Dana was in bankruptcy, Mr. Miller’s aggregate 2007 AIP and EIC could not exceed $1,529,220 and Mr. Stone’s 2007 aggregate AIP and EIC could not exceed $1,551,526.

Under the EIC plans provided in the Executive Agreements, Messrs. Miller and Stone are eligible to receive payments with respect to 2007 and 2008 upon the achievement of certain EBITDAR targets, as described in the narrative to the “Grant of Plan-Based Awards” table.

Upon our emergence from bankruptcy, the Company assumed supplemental retirement benefits for Messrs. Miller and Stone as of March 3, 2006, consisting of (i) lump sum payments totaling $2,483,000 to which Mr. Miller will be entitled if he continues employment with Dana to his normal retirement age (62) and (ii) a lump sum payment of $1,550,000 to which Mr. Stone will be entitled if he continues employment with Dana to his normal retirement age (62).

Messrs. Miller’s and Stone’s Executive Agreements will each continue in effect until terminated due to the officer’s death, disability, resignation or termination by Dana with or without cause. In the event of a termination other than by Dana for cause, they will be entitled, among other things, to severance payments equal to the maximum amount permissible under the Bankruptcy Code, determined consensually with the Creditors Committee or, if no consensus is reached, as determined by the Bankruptcy Court.

Contemporaneously with the Executive Agreements, Messrs. Miller and Stone each executed a Confidentiality, Non-Compete, Non-Solicitation, Non-Disclosure and Non-Disparagement Agreement under which they have agreed to certain confidentiality obligations during and after their employment by Dana and to certain non-competition, non-disparagement and non-solicitation obligations for a period of 12 months following a termination of employment for any reason.

Under his Executive Agreement, the Change of Control Agreement between Mr. Miller and Dana dated May 3, 2004 was terminated. Mr. Miller and Mr. Stone each are a party to a Supplemental Executive Retirement Plan which is discussed under “Pension Benefits”.

Executive Bonus Agreement with Ralf Goettel

On June 14, 2007, Dana entered into an executive bonus agreement (Bonus Agreement) with Mr. Goettel consistent with the Order described above.

The Bonus Agreement provides, among other things, for (i) annual base salary of €305,100 during 2007, (ii) continued participation in the AIP or any successor plan, and (iii) participation in the EIC plan, provided that, while Dana was in bankruptcy, Mr. Goettel’s aggregate 2007 aggregate AIP and EIC could not exceed $1,333,127.

Under the EIC plan provided in the Bonus Agreement, Mr. Goettel is eligible to receive payments with respect to 2007 and 2008 upon the achievement of certain EBITDAR targets, as described in the narrative to the “Grants of Plan-Based Awards” table.

Mr. Goettel’s Bonus Agreement will continue in effect until terminated due to his death, disability, resignation or termination by Dana with or without cause. In the event of a termination other than by Dana for cause, he will be entitled, to a contingent receivable for his 2007 EIC and 2008 EIC payments if the applicable EBITDAR thresholds have been or are subsequently met; provided, however, that the 2007 EIC and 2008 EIC will be pro rated for the time worked during the applicable year.

Potential Payments Upon Termination or Change in Control

This section contains information about potential payments to the named executive officers in the event of termination of employment with Dana. In 2007, Dana eliminated payments upon a change in control of the company.

All scenarios assume the named executive officer’s date of termination is December 31, 2007 and the price per share of Dana’s stock on the date of termination is $.024 per share (the closing market price as of that day). Information is not provided with respect to (i) potential payments under arrangements that were available generally to all salaried employees and did not discriminate in favor of the executive officers (such as our vacation accrual policy, disability programs, health care programs, severance plan, and tax-qualified defined contribution SavingsWorks and SavingsPlus Plans) and (ii) options to acquire Dana common stock held by the named executive officers (since the exercise price of all such options exceeded the closing price of our stock on December 31, 2007). Potential payments indicated in the event of the named executive officer’s death would have been made to his estate or beneficiary.

Michael J. Burns

Retirement Benefits — The retirement benefits due to Mr. Burns under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Burns’ employment agreement, in the event of his death, disability, termination by Dana without cause, or termination by Mr. Burns for good reason on December 31, 2007, he would have received a lump sum payment of $7,480,234, representing 94.17% of his $7,981,041 notional account balance as of December 31, 2007 before reductions for SavingsWorks Plan 401(k) less his account balance of $35,246 attributable to Dana contributions. In exchange for these and the severance benefits discussed below, Mr. Burns agreed not to disclose any confidential information about Dana to others while employed by the company or thereafter; not to engage in competition with Dana for two years following his termination of employment; and not to make or publish any statements in the two years following termination that would disparage Dana (including our subsidiaries and affiliates) or our directors, officers, employees, products or operations.

Severance Compensation — Under Mr. Burns’ employment agreement, in the event of his termination other than for cause, death or disability on December 31, 2007, he would have been entitled to receive (i) a lump sum cash severance payment equal to approximately $101,490, the maximum amount permissible under Section 503(c)(2) of the Bankruptcy Code (which may not exceed ten times the average amount of severance paid to all non-executive employees in 2007) and (ii) COBRA continuation coverage until Mr. Burns became employed by a third party and would have received group benefits provided by that third party (an estimated monthly value of $831).

Restricted Shares — Under the terms of his grants, in the event of Mr. Burns’ death, disability, retirement or termination by Dana without cause on December 31, 2007, he would have been entitled to receive a pro rata portion of his restricted Dana shares equal to 29,216 shares (valued at $701). As a result of our emergence from bankruptcy, these restricted Dana shares were canceled.

Restricted Stock Units — Under the terms of Mr. Burns’ grants, in the event of his death, disability, termination by Dana without cause, termination by Mr. Burns for good reason, or a change in control of Dana on December 31, 2007, he would have been entitled to receive a pro rata portion of his units equal to 19,868 Dana shares (valued at $477). As a result of our emergence from bankruptcy, these units were canceled.

Incentive Compensation — Under the terms of Mr. Burns’ employment agreement, if he would have been terminated by Dana other than for cause, death, disability or resignation for good reason on December 31, 2007, he would have been entitled to an award in the amount of $2,070,000 under the AIP which represents his 2007 target amount. If Mr. Burns voluntarily resigned or retired from Dana on December 31, 2007, he would have forfeited his AIP award. Under the EIC, if Mr. Burns would have been terminated by Dana other than for cause, death, disability or resignation for good reason on December 31, 2007, he would have been entitled to 2007 EIC award of $3,430,000 based on achievement of the EBITDAR metrics. If Mr. Burns would have been terminated for cause, voluntarily resigned or retired on December 31, 2007, he would not have received a 2007 EIC award. If Mr. Burns’ employment had terminated on December 31, 2007 due to disability or death, he would have received an AIP award in the amount of $3,709,440 and an EIC award in the amount of $1,790,560.

Kenneth A. Hiltz

Mr. Hiltz is not entitled to receive any compensation from Dana upon termination of his engagement as our CFO. Under our agreement with APServices LLP (APS), if Mr. Hiltz is terminated for any reason other than cause, APS will be entitled to receive a pro rata portion of the $125,000 monthly fee we pay for his services, based on services completed up to the termination date.

Thomas R. Stone

Retirement Benefits — The retirement benefits due to Mr. Stone under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Stone’s Supplemental Executive Retirement Plan, in the event of his death, disability, or involuntary termination by Dana other than for cause on December 31, 2007, he would have been entitled to receive a lump sum payment of $775,000. In the event of a change in control of Dana, he would have been entitled to receive a lump sum payment of $1,550,000.

Severance Compensation — Under Mr. Stone’s executive agreement, in the event of his termination other than for cause, death or disability on December 31, 2007, he would have been entitled to receive (i) a lump sum cash severance payment equal to approximately $101,490, the maximum amount permissible under Section 503(c)(2) of the Bankruptcy Code (which may not exceed ten times the average amount of severance paid to all non-executive employees in 2007) and (ii) COBRA continuation coverage until Mr. Stone became employed by a third party and would have received group benefits provided by that third party (an estimated monthly value of $1,291).

Restricted Shares — Under the terms of Mr. Stone’s grant, in the event of his death, disability, retirement or termination by Dana without cause on December 31, 2007, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 3,208 shares (valued at $77). As a result of our emergence from bankruptcy, these restricted Dana shares were cancelled.

Incentive Compensation — Under the terms of the AIP, if Mr. Stone would have been terminated as the result of disability, death or involuntary termination by Dana without cause on December 31, 2007, he would have been eligible for an award under the AIP in the amount of $848,867. If Mr. Stone voluntarily resigned or retired from Dana on December 31, 2007, he would not have received any 2007 AIP award. Under the EIC, if Mr. Stone would have been terminated by Dana other than for cause, death or disability December 31, 2007, he would have been entitled to a 2007 EIC award of $616,866. If Mr. Stone would have been terminated for cause, voluntarily resigned or retired on December 31, 2007, he would not have received a 2007 EIC award.

Ralf Goettel

Retirement Benefits — The retirement benefits due to Mr. Goettel under certain qualifying terminations of employment are described under the Pension and Retirement Plans section above. Under the terms of Mr. Goettel’s German Pension Benefit Obligation Plan, in the event of either voluntary or involuntary termination on December 31, 2007, the contribution by Dana to his pension plan would have been discontinued but would have been available to him at normal retirement age. Effective December 31, 2007, the amount of $465,831 would be frozen in the account, but would be available to him at normal retirement age. If Mr. Goettel died on December 31, 2007, his widow would have been entitled to 100% of the pension value. If Mr. Goettel died on December 31, 2007 and he did not have a widow, his child would have received 50% of the pension value as of December 31, 2007. If none of these situations were the case, the pension value would have remained with Dana.

Severance Compensation — Under Mr. Goettel’s German work contract, in the event of his termination by the company without cause on December 31, 2007, a notice period of one year is required. Mr. Goettel would have received a lump sum payout or monthly installments equal to one year of compensation, benefits and perquisites. The payment would have included his base pay, allowance for professional services, taxes provided on a grossed-up basis for professional services, AIP payout at target, car allowance and cell phone charges. The total annual amount on December 31, 2007 was $932,397.

Restricted Stock Units — Under the terms of Mr. Goettel’s grant, in the event of his death, disability, retirement or termination by Dana without cause on December 31, 2007, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 2,520 shares (valued at $60). As a result of our emergence from bankruptcy, these restricted Dana shares were cancelled.

Incentive Compensation — Under the terms of the AIP, if Mr. Goettel would have been terminated as the result of disability, death or involuntary termination by Dana without cause on December 31, 2007, he would have been eligible for an award under the AIP in the amount of $798,239. If Mr. Goettel voluntarily resigned or retired from Dana on December 31, 2007, he would not have received any 2007 AIP award. Under the EIC, if Mr. Goettel would have been terminated by Dana other than for cause, death, disability or resignation for good reason on December 31, 2007, he would have been entitled to a 2007 EIC award of $534,888, as capped by his executive bonus agreement. If Mr. Goettel would have been terminated for cause, voluntarily resigned or retired on December 31, 2007, he would not have received a 2007 EIC award.

Paul E. Miller

Retirement Benefits — The retirement benefits due to Mr. Miller under certain qualifying terminations of employment are described under the heading “Pension Benefits.” Under the terms of Mr. Miller’s Supplemental Executive Retirement Plan, in the event of his death, disability, or involuntary termination by Dana other than for cause on December 31, 2007, he would have been entitled to receive a lump sum payment of $1,712,250. In the event of a change in control of Dana, he would have been entitled to receive a lump sum payment of $2,483,000.

Severance Compensation — Under Mr. Miller’s employment agreement, in the event of his termination other than for cause, death or disability on December 31, 2007, he would have been entitled to receive (i) a lump sum cash severance payment equal to approximately $101,490, the maximum amount permissible under Section 503(c)(2) of the Bankruptcy Code (which may not exceed ten times the average amount of severance paid to all non-executive employees in 2007) and (ii) COBRA continuation coverage until Mr. Miller became employed by a third party and would have received group benefits provided by that third party (an estimated monthly value of $831).

Restricted Shares — Under the terms of his grants, in the event of Mr. Miller’s death, disability, retirement or termination by Dana without cause on December 31, 2007, he would have been entitled to receive a pro rata portion of his Dana restricted shares equal to 16,920 shares (valued at $406). As a result of our emergence from bankruptcy, these restricted Dana shares were cancelled.

Incentive Compensation — Under the terms of the AIP, if Mr. Miller would have been terminated as the result of disability, death or involuntary termination by Dana without cause on December 31, 2007, he would have been eligible for an award under the AIP in the amount of $806,400. If Mr. Miller voluntarily resigned or retired from Dana on December 31, 2007, he would not have received any 2007 AIP award. Under the EIC, if Mr. Miller would have been terminated by Dana other than for cause, death or disability on December 31, 2007, he would have been entitled to a 2007 EIC award of $722,820, as capped by his executive agreement. If Mr. Miller would have been terminated for cause, voluntarily resigned or retired on December 31, 2007, he would not have received a 2007 EIC award.

Director Compensation

The following table contains information about the compensation of our non-management directors for 2007. Mr. Burns, the Chairman of the Board during 2007, is not included in this table as his compensation for 2007 is fully reflected in the Summary Compensation Table above. None of our non-management directors received any Dana stock awards or option awards in 2007 or participated in a non-equity incentive plan, and none of them participated in our pension plans.

Director Compensation Table

	Fees Earned or	All Other
	Paid in Cash(2)	Compensation(3)	Total
Name(1)	($)	($)	($)

A. Charles Baillie	123,500	560	124,060
David E. Berges	128,000	2,560	130,560
Edmund M. Carpenter	142,000	60	142,060
Richard M. Gabrys	141,000	60	141,060
Samir G. Gibara	135,000	2,060	137,060
Cheryl W. Grisé	147,500	2,560	150,060
James P. Kelly	127,000	60	127,060
Marilyn R. Marks	138,000	60	138,060
Richard B. Priory	170,000	60	170,060

(1)	All of the directors listed above resigned on January 31, 2008, the effective date of our emergence from bankruptcy.

(2)	This column shows the aggregate fees earned or paid in cash in 2007 for services on our Board and Board committees, as discussed in the text below.

(3)	We furnished our non-management directors with $25,000 in group term life insurance. This column includes insurance premiums of $60 per director for this coverage and reimbursements to all directors (except Mr. Baillie, who is a Canadian citizen) averaging $39 each for the related taxes paid by U.S. citizens. Under the Dana Foundation Matching Gifts Program, the Dana Foundation matches gifts to accredited U.S. educational institutions made by current and retired Dana directors and certain full-time employees and retirees. In the Foundation’s fiscal year ending March 31, 2007, annual aggregate matches of up to $7,500 per donor were permitted. Currently, the maximum annual aggregate match for new gifts is $2,500 per donor. During 2007, the Dana Foundation matched gifts to educational institutions under this program in the amounts of $500 for Mr. Baillie, $2,500 for Mr. Berges, $2,000 for Mr. Gibara, and $2,500 for Ms. Grisé.

Fees for Board Service

Prior to our emergence from bankruptcy, each of our non-management directors received an annual retainer of $70,000 for Board service. The annual retainer was increased from $40,000 in June 2006 pursuant to authorization from the Bankruptcy Court in order to replace annual equity-based awards valued at $75,000, which were formerly granted under the Director Deferred Fee Plan (discussed in Note 14 to our consolidated financial statements in Item 8), and suspended in 2006.

In April 2006, the Board appointed Mr. Priory as its Presiding Director. His responsibilities as such included chairing the executive sessions of the independent directors and providing feedback to Mr. Burns, the Board Chairman, with respect to matters discussed in those sessions. He also advised Mr. Burns regarding the agenda and scheduling of Board meetings. Mr. Priory received an annual fee of $30,000 for services as the Presiding Director, plus a payment of $3,000 for each full or partial day when he performed such services out of town and not at the time performing other services for the Board or its committees. Mr. Priory resigned from the Board effective January 31, 2008.

Prior to our emergence, the Chairmen of our Audit Committee and Compensation Committee received annual retainers of $15,000 for such service and the other committee members received annual retainers of $5,000. Prior to our emergence, the Chairmen of our Finance Committee and Governance and Nominating

Committee received annual retainers of $10,000 for such service and the other committee members received annual retainers of $2,500.

Our non-management directors received fees of $1,500 for each Board and committee meeting attended in person and $1,000 for each meeting attended telephonically. They could attend all committee meetings, whether or not they were members of the committee. In addition, they were reimbursed for their expenses in connection with travel to and from, and attendance at, Board and committee meetings.

Completion Compensation

Pursuant to authorization from the Bankruptcy Court in June 2006, the directors received cash payments of $45,000 per annum as “completion compensation” upon Dana’s emergence from Chapter 11 or the occurrence of other circumstances specified for the payment of “completion” fees to the financial professionals retained by the Debtors in the Bankruptcy Cases under Section 328(a) of the Bankruptcy Code. As a result of Dana’s emergence from bankruptcy on January 31, 2008, each of the non-management directors named in the table above received completion compensation in the amount of $86,301.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table contains information as of December 31, 2007, about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

Number of Securities to
	be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category(1)	Warrants and Rights(2)	Warrants and Rights(3)	for Future Issuance(4)

Equity compensation plans approved by security holders	10,704,917	$22.68	12,220,338
Equity compensation plans not approved by security holders	—	—	—
Total	10,704,917	$22.68	12,220,338

(1)	As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration.

(2)	This column includes (i) 10,414,114 shares subject to options and SARs outstanding under our Stock Incentive Plan, 1993 and 1998 Directors Stock Option Plans, and Echlin Inc. 1992 Stock Option Plan, and (ii) securities to be issued relating to an aggregate of 290,803 restricted stock units outstanding under our Stock Incentive Plan and 1989 and 1999 Restricted Stock Plans. Shares of common stock issuable were cancelled on January 31, 2008, the effective date of our emergence from bankruptcy.

This column does not include 254,287 units credited to employees’ stock accounts under our Additional Compensation Plan and 217,075 units credited to non-management directors’ stock accounts under our Director Deferred Fee Plan, all of which units may be distributed in the form of cash and/or stock according to the terms of those plans.

(3)	In calculating the weighted average exercise price in this column, we excluded the restricted stock units and performance shares referred to in Note 1, since they have no exercise price.

(4)	This column includes the following shares of stock available for future issuance under our equity compensation plans: 271,615 shares under our Additional Compensation Plan; 230,707 shares under our Director Deferred Fee Plan; 488,789 shares under our 1989 Restricted Stock Plan (as dividend equivalents to be credited on outstanding grants); 696,232 shares under our 1999 Restricted Stock Plan; and 10,532,995 shares under our Stock Incentive Plan. Shares of common stock remaining available for future issuance were cancelled on January 31, 2008, the effective date of our emergence from bankruptcy.

Security Ownership of More Than 5% Beneficial Owners

The following table shows information about beneficial ownership of our common stock as of March 10, 2008, by persons who have filed reports with the SEC indicating that they beneficially own more than 5% of our common stock.

Name and Address of	Number of Shares	Percent
Beneficial Owner	Beneficially Owned	of Class

Centerbridge Capital Partners, L.P. 375 Park Ave., 12th Floor New York, New York	(1)	(1)
Davidson Kempner(2) 65 East 55th Street, 19th Floor, New York, New York	7,251,933	7.4%
Silver Point Capital(3) 2 Greenwich Plaza Greenwich, Connecticut	5,822,422	5.9%

(1)	Centerbridge owns 100% of our Series A Preferred Stock. As set forth in Part I, Item 1 above, the initial conversion price of our Preferred Stock has not been finally determined. As a result, we are unable to calculate the shares of common stock beneficially owned by Centerbridge, however, we will disclose the initial conversion price once finally determined.

(2)	Based on a Form 13G filed February 15, 2008 by Davidson Kempner and certain affiliates. Davidson Kempner lists its address as 65 East 55th Street, 19th Floor, New York, New York 10022. This beneficial owner holds Series B Preferred Stock. In addition to those shares of common stock reported on its Form 13G, the beneficial owner may own additional shares of our common stock upon conversion of its Series B Preferred Stock. As described in Item 1, Part 1 above, the initial conversion price of our preferred stock has not been finally determined. As a result, the number and percentage of common stock beneficially owned may increase once this initial conversion price is known. We will disclose the initial conversion price once it is finally determined.

(3)	Based on a Form 13G filed March 10, 2008 by Silver Point Capital. Silver Point Capital lists its address as 2 Greenwich Plaza, Greenwich, Connecticut. This beneficial owner holds Series B Preferred Stock. In addition to those shares of common stock reported on its Form 13G, the beneficial owner may own additional shares of our common stock upon conversion of its Series B Preferred Stock. As described in Item 1, Part 1 above, the initial conversion price of our preferred stock has not been finally determined. As a result, the number and percentage of common stock beneficially owned may increase once this initial conversion price is known. We will disclose the initial conversion price once it is finally determined.

Security Ownership of Management

The following table shows information about beneficial ownership of our common stock as of March 1, 2008 by i) each director, iii) named executive officers, and iii) all directors and named executive officers as a group, as furnished to us by such persons. As of March 3, 2008, 97,971,791 shares of our common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. The address of these beneficial owners is 4500 Dorr Street, Toledo, Ohio 43615.

	Amount and Nature of	Percentage
Name of Beneficial Owner	Beneficial Ownership	of Class

Directors
Gary L. Convis	0	0
John M. Devine (also an Executive Officer)	0	0
Mark T. Gallogly	(1)	(1)
Richard A. Gephardt	0	0
Stephen J. Girsky	(1)	(1)
Terrence J. Keating	0	0
Mark A. Schulz	0	0
Jerome B. York	0	0
Executive Officers
Michael J. Burns (not currently an Executive Officer)	0	0
Kenneth A. Hiltz	0	0
Robert H. Marcin	0	0
Richard J. Dyer	0	0
Paul E. Miller	0	0
Nick L. Stanage	0	0
Thomas R. Stone	0	0
Ralf Goettel	0	0
Directors and executive officers as a group (15 persons)	(1)	(1)

(1)	Mr. Girsky is an employee of Centerbridge and Mr. Gallogly is managing partner and owner of an equity interest in Centerbridge. Centerbridge owns 100% of our Series A Preferred Stock. As set forth in Part I, Item 1 above, the initial conversion price of our preferred stock has not been finally determined. As a result, we are unable to calculate the shares of common stock beneficially owned by Centerbridge, however, we will disclose the initial conversion price once finally determined. Nevertheless, Messrs. Gallogly and Girsky each disclaim beneficial ownership of all such shares, except to the extent of their respectively pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions With Related Persons

Our Board has adopted a Related-Party Transactions Policy that sets forth standards with respect to related party transactions with Dana or our subsidiaries. A current copy of this policy is available to stockholders on Dana’s website at www.dana.com or by written request to our Secretary.

Under the Related-Party Transactions Policy, (i) a director, nominee for director or executive officer of Dana (since the beginning of the last fiscal year), (ii) any beneficial holder of greater than five percent (5%) of Dana’s voting securities or (iii) any immediate family member of any of the foregoing are required to seek the prior approval of the Audit Committee of any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which (i) the aggregate amount involved will or may reasonably be expected to exceed $120,000 in any calendar year, (ii) Dana, or any of its subsidiaries is a participant, and (iii) any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity).

In making its determination, the Audit Committee will consider such factors as (i) the extent of the related party’s interest in the interested transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the interested transaction are fair to Dana and no less favorable than terms generally available in unaffiliated third-party transactions under like circumstances, (iv) whether the interested transaction would impair the independence of an outside director, (v) the benefit to Dana, and (vi) whether the interested transaction is material, taking into account: (a) the importance of the interest to the related party, (b) the relationship of the related party to the interested transaction and of the related parties to each other, (c) the dollar amount involved, and (d) the significance of the transaction to Dana’s investors in light of all the circumstances.

Notwithstanding the foregoing, our Board may determine certain interested transactions deemed to be pre-approved, even if the aggregate amount involved will exceed $120,000. Those pre-approved transactions are described in the Related-Party Transactions Policy.

All interested transactions, except those pre-approved, must be disclosed in Dana’s applicable SEC filings as and to the extent required by applicable SEC rules and regulations.

Kenneth A. Hiltz is serving as our CFO pursuant to an agreement between Dana and APServices LLP (APS) under which APS is providing his services in that capacity and Dana is compensating APS at the rate of $125,000 per month, plus out-of-pocket expenses. This agreement was approved by the Bankruptcy Court. We are also providing housing in Company facilities for Mr. Hiltz when he is working at our corporate offices.

Stephen J. Girsky is a member of our Board of Directors and also is an employee of Centerbridge. Mark T. Gallogly is also a member of our Board of Directors and also is managing partner and owner of an equity interest in Centerbridge. As described above, Centerbridge is a Dana stockholder and has certain approval rights set forth in our Restated Certificate of Incorporation and the Shareholders Agreement.

Director Independence

Our Board of Directors has determined that all non-management directors, constituting 87.5% of the full Board of Directors of Dana, are independent within the meaning of the listing standards of the New York Stock Exchange. Our Board determines whether each director qualifies as an “independent director” when first elected to the Board and annually thereafter. To assist in making these determinations of independence, Dana adopted categorical standards found in its Director Independence Standards, a current copy of which is available to stockholders on Dana’s website at www.dana.com or by written request to our Secretary.

Under our Director Independence Standards, if a director has a relationship with Dana (either directly or as a partner, shareholder or officer of an organization that has a relationship with Dana), the Board considers all relevant facts and circumstances in determining whether the relationship will interfere with the exercise of the director’s independence from Dana and our management, taking into account, among other things, the significance of the relationship to Dana, to the director, and to the persons or organizations with which the director is affiliated.

The Board has affirmatively determined that the following directors meet the categorical standards for independence and that such directors have no material relationship with Dana (either directly or as a partner, shareholder or officer of an organization that has a relationship with Dana) other than as a director: Gary L. Convis, Mark T. Gallogly, Richard A. Gephardt, Stephen J. Girsky, Terrence J. Keating, Mark A. Schulz, and Jerome B. York. The Board further determined that John M. Devine is not independent because he is an employee of Dana.

Item 14.	Principal Accountant Fees and Services

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

PricewaterhouseCoopers (PwC) Fees

PwC’s aggregate fees for professional services rendered to Dana worldwide were approximately $14.6 million and $12.7 million in the fiscal years ended December 31, 2007 and 2006. The following table shows details of these fees, all of which were pre-approved by our Audit Committee.

Service	2007 Fees	2006 Fees

Audit Fees
Audit and review of consolidated financial statements	$12.6	$11.6

Total Audit Fees	$12.6	$11.6

Audit-Related Fees
Other audit services, including audits in connection with divestitures, joint venture and debt agreements	$0.5	$0.6
Financial due diligence related to acquisitions and divestitures		0.1
Employee benefit plan audits	0.2	0.1
Tax attestation in non-US jurisdictions	0.2	0.1

Total Audit-Related Fees	$0.9	$0.9

Tax Fees
Transition to other service provider	$—	$0.1
Transfer pricing review	0.1
Pre and Post emergence tax assistance	0.9

Total Tax Fees	$1.0	$0.1

All Other Fees
Subscriptions to PWC knowledge libraries	$0.1	$0.1

Total All Other Fees	$0.1	$0.1

PART IV

Item 15.	Exhibits and Financial Statement Schedules

10-K Pages

(a) List of documents filed as a part of this report:
(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	60
Consolidated Statement of Operations for each of the three years in the period ended December 31, 2007	62
Consolidated Balance Sheet at December 31, 2007 and 2006	63
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2007	64
Consolidated Statement of Shareholders’ Equity for each of the three years in the period ended December 31, 2007	65
Notes to Consolidated Financial Statements	66
(2) Unaudited Quarterly Financial Information	139
(3) Financial Statement Schedule:
Valuation and Qualifying Accounts and Reserves (Schedule II)	140
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
(4) Exhibits listed in the Exhibit Index	178

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: March 14, 2008	By: /s/ John M. Devine

John M. Devine
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 14th day of March 2008 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature		Title

/s/ John M. Devine* John M. Devine		Executive Chairman, Acting Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Kenneth A. Hiltz* Kenneth A. Hiltz		Chief Financial Officer (Principal Financial Officer)

/s/ Richard J. Dyer* Richard J. Dyer		Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary L. Convis* Gary L. Convis		Director

/s/ Mark T. Gallogly* Mark T. Gallogly		Director

Richard A. Gephardt		Director

/s/ Stephen J. Girsky* Stephen J. Girsky		Director

/s/ Terrence J. Keating* Terrence J. Keating		Director

/s/ Mark A. Schulz* Mark A. Schulz		Director

/s/ Jerome B. York* Jerome B. York		Director

*By:	/s/ Marc S. Levin Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant), file number 001-01063, unless otherwise indicated.

No.		Description	Method of Filing or Furnishing

2.1		Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, dated October 23, 2007	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
2.2		First Modifications to Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession	Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
2.3		Stipulation and Agreed Order Between the Debtors and the Official Committee of Non-Union Retirees	Filed as Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
3.1		Restated Certificate of Incorporation of Dana Holding Corporation	Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference
3.2		Bylaws of Dana Holding Corporation	Filed as Exhibit 3.2 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference
4.1		Registration Rights Agreement, dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.2		Registration Rights Agreement, dated as of January 31, 2008, by and among the Company and the Series B Preferred Stock purchasers named therein	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.3		Shareholders Agreement, dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.4		Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference
4.5		Specimen Series A Preferred Stock Certificate	Filed with this Report
4.6		Specimen Series B Preferred Stock Certificate	Filed with this Report
10	.1**	Dana Corporation Annual Incentive Plan	Filed as Exhibit 10-S to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated by reference
10	.2**	First Amendment to the Dana Corporation Annual Incentive Plan, adopted March 30, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated April 5, 2007, and incorporated by reference
10	.3**	Employment Agreement between Dana and Michael J. Burns, dated February 3, 2004	Filed as Exhibit 10-E(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated by reference

No.		Description	Method of Filing or Furnishing

10	.4**	Amendment to Employment Agreement between Dana Corporation and Michael J. Burns, entered into on May 16, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.5**	Executive Agreement between Dana Corporation and Paul E. Miller, entered into on May 16, 2007	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.6**	Supplemental Executive Retirement Plan for Paul Miller, effective as of May 3, 2004	Filed with this Report
10	.7**	Executive Agreement between Dana Corporation and Nick L. Stanage, entered into on May 16, 2007	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.8**	Supplemental Executive Retirement Plan for Nick Stanage, effective as of August 29, 2005	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 9, 2006, and incorporated by reference
10	.9**	Executive Agreement between Dana Corporation and Tom Stone, entered into on May 16, 2007	Filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.10**	Supplemental Executive Retirement Plan for Tom Stone dated June 27, 2005	Filed with this Report
10	.11**	Executive Bonus Agreement between Dana Corporation and Ralf Goettel, entered into on June 14, 2007	Filed as Exhibit 10-Y to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10	.12**	Agreement dated March 6, 2006 between Dana Corporation and AP Services, LLC	Filed as Exhibit 10-T to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated by reference
10	.13**	Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10	.14**	Form of Stock Option Nonqualified Stock Option Agreement	Filed with this Report
10	.15**	Form of Restricted Stock Agreement	Filed with this Report
10	.16**	Form of Indemnification Agreement	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10	.17**	Dana Corporation Excess Benefits Plan, as amended and restated	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 16, 2007, and incorporated herein by reference
10	.18**	Dana Corporation Supplemental Benefits Plan, as amended and restated	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated November 16, 2007, and incorporated herein by reference
10	.19**	Dana Corporation Additional Compensation Plan, as amended and restated	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated November 16, 2007, and incorporated herein by reference
10	.20**	Dana Corporation Director Deferred Fee Plan, as amended and restated	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated November 16, 2007, and incorporated herein by reference
10	.21**	Dana Holding Corporation Summary of Non-Employee Director Compensation Package and Stock Ownership Guidelines	Filed with this Report

No.		Description	Method of Filing or Furnishing

10	.22**	Form of Option Right Agreement for Non-Employee Directors	Filed with this Report
10	.23**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	Filed with this Report
10.24		Sale and Purchase Agreement for the Acquisition of Fifty Percent (50%) of the Registered Capital of Dongfeng Axle Co., Ltd. among Dongfeng Motor Co., Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited, dated March 10, 2005	Filed as Exhibit 10-U(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference
10.25		Equity Joint Venture Contract between Dongfeng Motor Co., Ltd. and Dana Mauritius Limited, dated March 10, 2005	Filed as Exhibit 10-U(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and incorporated herein by reference
10.26		Partial Closing Agreement made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed as Exhibit 10-O(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference
10.27		Amendment to the Equity Joint Venture Contract made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed as Exhibit 10-O(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference
10.28		Agreement as to Structure of Settlement and Allocation of Debt dated 27 February 2007	Filed as Exhibit 10-V to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference
10.29		Settlement Agreement and Release between Dana Corporation and its affiliated debtors and debtors in possession and Dana Credit Corporation and its direct and indirect subsidiaries, made as of December 18, 2006, with the form of Forbearance Agreement between Dana Credit Corporation and the Forbearing Noteholders attached as Exhibit A	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.30		Master Share Purchase Relating to the Dissolution of the Spicer Joint Venture by and among Desc Automatrix, S.A. de C.V., Inmobiliaria Unik, S.A. de C.V., Spicer, S.A. de C.V., Dana Corporation, and Dana Holdings Mexico, S. de R.L. de C.V., dated as of May 31, 2006	Filed as Exhibit 10-Y to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference
10.31		Asset Purchase Agreement between Hendrickson USA, L.L.C., and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.32		First Amendment, dated as of September 29, 2006, to the Asset Purchase Agreement between Hendrickson USA, L.L.C. and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.33	Second Amendment, dated as of October 17, 2006, to the Asset Purchase Agreement between Hendrickson USA, L.L.C. and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.34	Stock and Asset Purchase Agreement by and between MAHLE GmbH and Dana Corporation, dated as of December 1, 2006	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 1, 2007, and incorporated herein by reference
10.35	Amended and Restated Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of April 13, 2006, among Dana Corporation, as Borrower; the Guarantors Party Thereto; Citicorp North America, Inc., as Administrative Agent and Initial Swing Lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Initial Issuing Banks; Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association, as Co-Documentation Agents; and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners	Filed as Exhibit 10-Q to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference
10.36	Amendment No. 1 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of January 25, 2007, among Dana Corporation, as borrower; certain of Dana’s U.S. subsidiaries, as guarantors; and Citicorp North America, Inc., as Administrative Agent for the Incremental Term Lenders	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 30, 2007, and incorporated herein by reference
10.37	Agreement to Purchase Assets and Stock by and between Orhan Holding, A.S. and Dana Corporation, dated as of March 28, 2007	Filed as Exhibit 10-W to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.38	First Amendment to Agreement to Purchase Assets and Stock by and between Orhan Holding, A.S. and Dana Corporation, dated as of June 5, 2007	Filed as Exhibit 10-W(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.39	Asset Purchase Agreement by and between Coupled Products Acquisition LLC and Dana Corporation, dated as of May 28, 2007	Filed as Exhibit 10-X to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.40	Receivables Loan Agreement dated 18 July 2007, between Dana Europe Financing (Ireland) Limited, as Borrower; Dana International Luxembourg SARL, as Servicer and as Performance Undertaking Provider; the persons from time to time party thereto as Lenders; and GE Leveraged Loans Limited, as Administrative Agent	Filed as Exhibit 10-Z(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.41	Master Schedule of Definitions, Interpretation and Construction dated 18 July 2007, between Dana Europe Financing (Ireland) Limited; Dana International Luxembourg SARL; the Originators; GE Leveraged Loans Limited; GE FactorFrance SNC; Dana Europe S.A., the Lenders; and certain other parties	Filed as Exhibit 10-Z(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.42	Performance and Indemnity Deed dated 18 July 2007, between Dana International Luxembourg SARL, as Performance Undertaking Provider; the Intermediate Transferor; Dana Europe Financing (Ireland) Limited, as Borrower; GE Leveraged Loans Limited, as Administrative Agent; and other secured parties	Filed as Exhibit 10-Z(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.43	Plan Support Agreement, dated as of July 26, 2007, by and among Dana Corporation; United Steelworkers; International Union, UAW; Centerbridge Capital Partners, L.P.; and certain creditors of Dana Corporation	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference
10.44	Investment Agreement, dated as of July 26, 2007, between Centerbridge Capital Partners, L.P.; CBP Parts Acquisition Co. LLC; and Dana Corporation	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference
10.45	First Amendment to Investment Agreement, dated as of December 7, 2007, by and among Centerbridge Capital Partners, L.P.; Centerbridge Capital Partners Strategic, L.P., as successor by assignment from CBP Parts Acquisition Co. LLC, (CBP Parts); Centerbridge Capital Partners SBS, L.P., as successor by assignment from CBP Parts; and Dana Corporation	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
10.46	Settlement Agreement between Dana Corporation and International Union, UAW, dated July 5, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.47	Amendment, dated as of July 26, 2007, to the USW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, United Steelworkers, and USW Local Union 903, Local Union 9443-02, and Local Union 113	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.48	Settlement Agreement between Dana Corporation and United Steelworkers, dated July 5, 2007	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.49	Amendment, dated as of July 26, 2007, to the UAW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, International Union, UAW and its Local Union 282, Local Union 771, Local Union 1405, Local Union 1765, Local Union 3047, Local Union 644 and the UAW Local Union representing employees at Dana’s Longview, TX facility	Filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.50	Letter Agreement among Dana Corporation; Centerbridge Capital Partners, L.P. and certain investor signatories thereto, dated October 18, 2007	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 25, 2007, and incorporated herein by reference
10.51	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005, amended and restated as of September 30, 2007	Filed as Exhibit 10-P to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference
10.52	Term Facility Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto.	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.53	Revolving Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto	Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.54	Term Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent	Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.55	Revolving Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent	Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.56	Intercreditor Agreement, dated as of January 31, 2008, among Dana Holding Corporation, Citicorp USA, Inc., as collateral and administrative agents under the Term Facility Credit and Guaranty Agreement and the Revolving Credit and Guaranty Agreement	Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
21	List of Subsidiaries of Dana Holding Corporation	Filed with this Report
23	Consent of PricewaterhouseCoopers LLP	Filed with this Report
24	Power of Attorney	Filed with this Report