Form 10-Q
period 2008-03-31
DANA HOLDING CORP
filed 2008-05-12
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2008
Commission File Number: 1-1063
Dana Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1531856

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

4500 Dorr Street, Toledo, Ohio	43615

(Address of principal executive offices)	(Zip Code)
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
SEC 1296(02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common stock, $0.01 par value	98,979,254

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Net sales	$1,561	$751	$2,145
Costs and expenses
Cost of sales	1,477	702	2,043
Selling, general and administrative expenses	65	34	96
Amortization of intangibles	12
Realignment charges, net	5	12	19
Other income, net	32	8	46

Income from continuing operations before interest, reorganization items and income taxes	34	11	33
Interest expense (contractual interest of $17 for the one month ended January 31, 2008 and $36 for the three months ended March 31, 2007)	27	8	23
Reorganization items, net	9	98	37
Fresh start accounting adjustments		1,009

Income (loss) from continuing operations before income taxes	(2)	914	(27)
Income tax expense	(20)	(199)	(15)
Minority interests	(2)	(2)	(2)
Equity in earnings of affiliates	1	2	8

Income (loss) from continuing operations	(23)	715	(36)
Loss from discontinued operations	(1)	(6)	(56)

Net income (loss)	(24)	709	(92)
Preferred stock dividend requirements	5

Net income (loss) available to common stockholders	$(29)	$709	$(92)

Net income (loss) from continuing operations:
Basic	$(0.28)	$4.77	$(0.24)
Diluted	$(0.28)	$4.75	$(0.24)
Net loss from discontinued operations:
Basic	$(0.01)	$(0.04)	$(0.37)
Diluted	$(0.01)	$(0.04)	$(0.37)
Net income (loss) available to common stockholders:
Basic	$(0.29)	$4.73	$(0.61)
Diluted	$(0.29)	$4.71	$(0.61)
Average common shares outstanding — Basic	100	150	150
Average common shares outstanding — Diluted	160	150	150
The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)

		Prior Dana
	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,283	$1,271
Restricted cash		93
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2008 and $20 in 2007	1,444	1,197
Other	364	295
Inventories
Raw materials	383	331
Work in process and finished goods	634	481
Assets of discontinued operations		24
Other current assets	123	100

Total current assets	4,231	3,792
Goodwill	310	349
Intangibles	678	1
Investments and other assets	252	348
Investments in affiliates	183	172
Property, plant and equipment, net	2,049	1,763

Total assets	$7,703	$6,425

Liabilities and stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$127	$283
Debtor-in-possession financing		900
Accounts payable	1,214	1,072
Accrued payroll and employee benefits	268	258
Liabilities of discontinued operations		9
Taxes on income	142	12
Other accrued liabilities	555	418

Total current liabilities	2,306	2,952

Liabilities subject to compromise		3,511
Deferred employee benefits and other non-current liabilities	907	630
Long-term debt	1,321	19
Minority interest in consolidated subsidiaries	115	95
Commitments and contingencies (Note 16)

Total liabilities	4,649	7,207

Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529
Common stock, $.01 par value, 450,000,000 authorized, 97,971,791 issued and outstanding	1
Prior Dana common stock, $1.00 par value, 350,000,000 authorized, 150,245,250 issued and outstanding		150
Additional paid-in-capital	2,267	202
Retained earnings (deficit)	(29)	(468)
Accumulated other comprehensive income (loss)	44	(666)

Total stockholders’ equity (deficit)	3,054	(782)

Total liabilities and stockholders’ equity (deficit)	$7,703	$6,425

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Cash flows — operating activities
Net income (loss)	$(24)	$709	$(92)
Depreciation and amortization	67	23	70
Amortization of inventory valuation	15
Minority interest	2	2
Deferred income taxes	(2)	191
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(88)
Reorganization items net of cash payments	(18)	79	27
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)
Loss on sale of businesses and assets	1	7	14
Change in working capital	(124)	(61)	(52)
Other, net	(23)	19	16

Net cash flows used in operating activities	(927)	(122)	(17)

Cash flows — investing activities
Purchases of property, plant and equipment	(29)	(16)	(39)
Proceeds from sale of businesses and assets		5	328
Change in restricted cash		93
Other	8	(5)	(15)

Net cash flows provided by (used in) investing activities	(21)	77	274

Cash flows — financing activities
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Net change in short-term debt	(7)	(18)	65
Payment of DCC Medium Term Notes		(136)
Proceeds from Exit Facility debt	80	1,350
Original issue discount fees		(114)
Deferred financing fees		(40)
Repayment of Exit Facility debt	(4)
Issuance of Series A and Series B preferred stock		771
Other	(5)	(1)

Net cash flows provided by financing activities	64	912	265

Net increase (decrease) in cash and cash equivalents	(884)	867	522
Cash and cash equivalents — beginning of period	2,147	1,271	719
Effect of exchange rate changes on cash balances	20	5	17
Net change in cash of discontinued operations		4	(8)

Cash and cash equivalents — end of period	$1,283	$2,147	$1,250

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-In-	Earnings	Comprehensive
	Stock	Stock	Capital	(Deficit)	Income (Loss)	Total
Balance, December 31, 2007, Prior Dana	$—	$150	$202	$(468)	$(666)	$(782)
Comprehensive income:
Net income				709		709

Foreign currency translation					3	3
Defined benefit plans					79	79
Other					(6)	(6)

Other comprehensive income						76

Total comprehensive income						785
Cancellation of Prior Dana common stock		(150)	(202)			(352)
Elimination of Prior Dana accumulated deficit and accumulated other comprehensive loss				(241)	590	349

Balance, January 31, 2008, Prior Dana

Issuance of new equity in connection with emergence from Chapter 11	771	1	2,267			3,039

Balance, January 31, 2008, Dana	771	1	2,267			3,039

Comprehensive income:
Net loss				(24)		(24)

Foreign currency translation					44	44

Other comprehensive income						44

Total comprehensive income						20
Preferred stock dividends				(5)		(5)

Balance, March 31, 2008, Dana	$771	$1	$2,267	$(29)	$44	$3,054

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
INDEX TO NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
1.	Emergence from Chapter 11

2.	Organization and Summary of Significant Accounting Policies

3.	Reorganization Proceedings

4.	Asset Disposals and Impairments, Divestitures and Acquisitions

5.	Discontinued Operations

6.	Realignment of Operations

7.	Goodwill and Other Intangible Assets

8.	Capital Stock

9.	Earnings Per Share

10.	Incentive and Stock Compensation

11.	Pension and Postretirement Benefit Plans

12.	Comprehensive Income (Loss)

13.	Cash Deposits

14.	Financing Agreements

15.	Fair Value Measurements

16.	Commitments and Contingencies

17.	Warranty Obligations

18.	Income Taxes

19.	Other Income, Net

20.	Segments

Notes to Consolidated Financial Statements
(In millions, except per share amounts)
Note 1. Emergence from Chapter 11
General
     Dana Holding Corporation (Dana), incorporated in Delaware, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 35,000 people in 26 countries and operate 113 major facilities throughout the world.
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
Emergence from Reorganization Proceedings and Related Subsequent Events
     Background — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 of the Bankruptcy Code from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on January 31, 2008. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) were consolidated in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under the caption In re Dana Corporation, et al. , Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates were Debtors.
     Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession (as modified, the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 71 million shares of Dana common stock to holders of allowed unsecured claims totaling approximately $2,050. Pursuant to the Plan, we have issued and set aside approximately 27 million additional shares of Dana common stock for future distribution to all holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are distributed as the disputed and unliquidated claims are resolved. Subsequent to emergence we distributed approximately six million shares from the disputed claims reserve leaving approximately 21 million shares for the remaining disputed and unliquidated claims estimated not to exceed $700. To the extent that such remaining claims are settled for less than $700, additional distributions will also be made to previously allowed claimants. The terms and conditions governing such distributions are set forth in the Plan and the Confirmation Order.
     Under the provisions of the Plan, an additional two million shares of common stock are being issued and distributed during the second quarter of 2008 to pay bonuses to union employees and non-union hourly and salaried non-management employees.
     As provided in the Plan and the Confirmation Order, asbestos personal injury claims were reinstated, and holders of such claims may continue to assert them. Certain other specific categories of claims against the Debtors (primarily worker’s compensation and intercompany liabilities to non-Debtors) were retained and are being discharged in the normal course of business.

     Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Administrative claims, priority tax claims and other classes of allowed claims of $212 have been satisfied by cash payments of $88 during the first quarter of 2008, with the additional cash payments of $124 expected to be made during the remainder of 2008.
     Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
     Organization — In connection with the formation of a new holding company, we formed a new legal organization aligned with how our businesses are managed operationally. Except as described below, all operating assets and related undischarged liabilities of Prior Dana were transferred to new legal entities within the new holding company structure. Certain other assets and liabilities, including those associated with asbestos personal injury claims, were retained in Prior Dana, which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business and is paying such claims in cash. Dana Companies, LLC is separately managed, and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. See Note 16 for a discussion of our asbestos liabilities.
     Common Stock — Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 71 million shares for allowed unsecured nonpriority claims, approximately 27 million additional shares issued and deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan and approximately two million shares to pay bonuses to union employees and non-union hourly and salaried non-management employees. A charge of $47 to reorganization items for these bonuses was recorded as a liability as of the Effective Date. A portion of the bonus shares were issued in April 2008 with approximately one million remaining to be issued.
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
     In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into fully paid and non-assessable shares of new common stock at a conversion price of $13.19. Conversion of all of the outstanding shares of preferred stock would increase the number of shares of our common stock outstanding by approximately 60 million.

     Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and all of the Series B Preferred are convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, we will be able to force conversion of all, but not less than all, of the preferred stock if the common stock’s per share closing price exceeds the mandatory conversion trigger price, as determined at that time, for at least 20 consecutive trading days. The price at which the preferred stock is convertible is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and issuances of common stock or common stock derivatives at a price below the preferred stock conversion price in effect at that time.
     Dividends on the preferred stock are accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. If at any time we fail to pay the equivalent of six quarterly dividends on the preferred stock, the holders of the preferred stock, voting separately as a single class, will be entitled to elect two additional directors to our Board of Directors. However, so long as Centerbridge owns Series A Preferred having an aggregate liquidation preference of at least $125, this provision will not be applicable.
     In connection with the issuance of the preferred stock, we entered into two registration rights agreements: one with Centerbridge and the other with the purchasers of Series B Preferred, and we also entered into a shareholder’s agreement. Under the terms of these agreements and the Restated Certificate of Incorporation, Centerbridge was granted representation on our Board of Directors and limited approval rights. See Note 8 for additional information.
     Financing at emergence — On the Effective Date, Dana, as borrower, and certain of our domestic subsidiaries, as guarantors, entered into an exit financing facility (the Exit Facility) with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. There have been no borrowings under the Revolving Facility but $200 was utilized for existing letters of credit. Net proceeds from the Exit Facility were $1,276 after $114 of original issue discount (OID) and $40 of customary issuance costs and fees, both of which were deferred and will amortize to interest expense over the term of the loan. The net proceeds were used to repay the Senior Secured Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), make other payments required upon exit from bankruptcy and provide liquidity to fund working capital and other general corporate purposes. See Note 14 for the terms and conditions of these facilities and the availability of additional borrowing.
     Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
     The timing of the availability of funds from the Exit Facility resulted in a January 31, 2008 consummation of the Plan. We have selected February 1, 2008 for adoption of fresh start accounting. In accordance with SOP 90-7, the results of operations of Dana for January 2008 include charges of $21 incurred during the month of January plus one-time reorganization costs incurred at emergence of $104 offset by a pre-emergence gain of $27 resulting from the discharge of liabilities under the Plan. In addition, we recorded a credit to earnings of $1,009 ($831 after tax), resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to record their fair values under fresh start accounting.

     SOP 90-7 provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. Dana’s compromise total enterprise value is $3,563. This value represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors. This value, along with other terms of the Plan, was determined only after extensive arms-length negotiations between the Interested Parties. Dana developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This valuation and a valuation using market value multiples for peer companies were blended to arrive at the compromise valuation. This value is enterprise value of the entity and, after adjusting for certain liabilities and debt, is intended to approximate the amount a willing buyer would pay for the assets and liabilities of Dana immediately after restructuring. Based on current conditions in the automobile industry and general economic conditions, we used the low end of the range of valuations provided by the valuation specialists to determine the enterprise reorganization value.
     Under fresh start accounting, this compromise total enterprise value is adjusted to reorganization value and is allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). The valuations required to determine the fair value of certain of Dana’s assets as presented below represent the results of valuation procedures performed by valuation specialists.
     The enterprise reorganization value, after adjustments for cash net of expected claims payments, is reduced by debt, minority interest and preferred stock with the remainder representing the value to common shareholders.

     The adjustments presented below are to our January 31, 2008 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.
DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments	(1)	Adjustments	(2)	Dana
Assets
Current assets
Cash and cash equivalents	$1,199	$948	(6)	$—		$2,147
Restricted cash
Accounts receivable
Trade,	1,255			1		1,256
Other	316			(1)		315
Inventories	843			169		1,012
Other current assets	127			(32)		95

Total current assets	3,740	948		137		4,825
Goodwill	352			(50)		302
Intangibles	1			679		680
Investments and other assets	294	22	(3)	(70)		246
Investments in affiliates	172			9		181
Property, plant and equipment, net	1,763			278		2,041

Total assets	$6,322	$970		$983		$8,275

Liabilities and Stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$178	$(35)		$—		$143
Debtor-in-possession financing	900	(900)
Accounts payable	1,094					1,094
Accrued payroll and employee benefits	267			1		268
Taxes on income	132					132
Other accrued liabilities	471	887	(6)	21		1,379	(6)

Total current liabilities	3,042	(48)		22		3,016
Liabilities subject to compromise	3,382	(3,382)
Deferred employee benefits and other non-current liabilities	614			254		868
Long-term debt	19					19
Term loan facility		1,221	(3)			1,221
Minority interest in consolidated subsidiaries	96			16		112

Total liabilities	7,153	(2,209)		292		5,236

Series A preferred stock		242	(3)			242
Series B preferred stock		529	(3)			529
Common stock — successor		1				1
Additional paid in capital — successor		2,267				2,267
Common stock — predecessor	150	(150)
Additional paid in capital — predecessor	202	(202)
Accumulated deficit	(515)	275	(4)	240	(5)
Accumulated other comprehensive income	(668)	217	(4)	451	(5)

Total stockholders’ equity (deficit)	(831)	3,179		691	(5)	3,039

Total liabilities and stockholders’ equity (deficit)	$6,322	$970		$983		$8,275

Explanatory Notes
(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common and preferred stock, and the cancellation of Prior Dana common and preferred stock as discussed above.

(2)	Records the adjustments for fresh start accounting including the write-up of inventory and the adjustment of property, plant and equipment to its appraised value. Fresh start adjustments for intangible assets are also included and are based on valuations performed by third party valuation specialists. The fresh start adjustments also result in the elimination of the accumulated deficit and accumulated other comprehensive income (AOCI).

The reorganization value was allocated to assets and liabilities at appropriate fair market values, with the excess of reorganization value over the fair value of our net assets of $302 recorded as goodwill.

(3)	Records debt financing for the senior credit facility and the issuance of new Series A and Series B Preferred. An additional $80 of the term loan facility was borrowed by Dana on February 1, 2008 and is not included in the January balance above. Debt issuance costs of $40 are recorded in Investments and other assets and OID of $114 is netted against the debt. Both of these are deferred and amortized over the debt term. The $790 of preferred stock is recorded at the net proceeds of $771.

(4)	Records reorganization costs of $104 and a gain of $27 on extinguishment of the obligations pursuant to implementation of the Plan and the closeout of the Prior Dana common stock balances coincident with the issuance of shares of Dana. Other comprehensive income of $217 related to the termination of the union postretirement plans at emergence is included in AOCI.

(5)	Includes the $1,009 ($831 after tax) adjustment to assets and liabilities for fresh start accounting and a charge of $140 to other comprehensive income related to the remeasurement of employee benefit plans.

(6)	Other accrued liabilities include a $733 liability to the union VEBAs. On February 1, 2008, Dana paid this obligation and borrowed the remaining $80 of the term loan commitment in (3) above. Payments after January 31, under the terms of the Plan, will include approximately $212 of administrative claims, priority tax claims and other classes of allowed claims, and are also included in other accrued liabilities of Dana.
Note 2. Summary of Significant Accounting Policies
     These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Financial results for interim periods are not necessarily indicative of anticipated results for the entire year.
     This is the first public report of our post-emergence results and, as discussed in Note 1, includes the results of the implementation of the Plan and the effects of the adoption of fresh start accounting. In accordance with generally accepted accounting principles in the United States, (GAAP), historical financial statements of Prior Dana will be presented separately from Dana results in this filing and future filings.
     The implementation of the Plan and the application of fresh start accounting will result in financial statements that are not comparable to financial statements in periods prior to emergence.
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

     We adopted SOP 90-7 on the Filing Date and prepared our financial statements in accordance with its requirements through January 31, 2008. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and the related restructuring of our business were reported separately as reorganization items in our statement of operations. Our balance sheet prior to February 1, 2008 distinguished pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that were affected by the plan of reorganization were reported at the amounts expected to be allowed by the Bankruptcy Court. In addition, cash provided by or used for reorganization items was disclosed separately in our statement of cash flows. See Note 3 for further information about our financial statement presentation under SOP 90-7.
     Estimates — These consolidated financial statements are prepared in accordance with GAAP, which require the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability and warranty accruals; valuation of post-employment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of goodwill; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.
     As discussed above, in connection with the adoption of fresh start accounting, our asset values were valued at fair market value in accordance with SFAS 141. In addition, our liabilities were adjusted to fair value or present value where appropriate. Deferred taxes are determined in accordance with SFAS 109, “Accounting for Income Taxes.”
     Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories and on the first-in, first-out (FIFO) or average cost basis for non-U.S. inventories. In connection with our adoption of fresh start accounting on February 1, 2008, inventories were revalued upward by $169 including the elimination of the U.S. LIFO reserve of $120. Of this valuation amount, $15 related to FIFO basis inventory outside of the U.S. is to be amortized to cost of sales as the inventory is sold. This occurred primarily in the first quarter with a nominal amount to be recorded in the second quarter. The remainder of the valuation represents U.S. inventories which will be accounted for on a LIFO basis following the initial valuation on the effective date.
     Property, Plant and Equipment — Prior to the effective date, property, plant and equipment of Prior Dana was recorded at cost. If assets were impaired their value was reduced by an increase in the depreciation reserve. Depreciation was recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. In connection with our adoption of fresh start accounting on February 1, 2008, fixed assets were revalued to their fair market value, generally their appraised value after considering economic obsolescence, and new useful lives were established. The appraisals assigned remaining useful lives to each asset with assigned lives ranging from two to thirty years. The revalued assets will depreciate over these estimated remaining useful lives under the same straight-line method as utilized for the Prior Dana assets. Property additions after January 31, 2008 will be assigned lives based on our existing practices.
     Long Term Assets and Liabilities — As required by SFAS 141, in connection with the application of fresh start accounting we discounted our asbestos and worker’s compensation liabilities and the related amounts recoverable from the insurers.
     Intangible Assets — Intangible assets were valued as part of the appraisals performed for fresh start reporting. Historically we carried nominal values for acquired patent and trademark intangibles. Our intangible assets as valued for fresh start accounting include customer contracts, developed technology and trademark and trade names. Customer contracts and developed technology have finite lives while substantially all of the trademarks and trade names have infinite lives. Intangible assets are carried at cost less accumulated amortization and are amortized over their useful life using the straight-line method of amortization. See Note 7.

     Goodwill — Goodwill represents the excess of the reorganization value of Dana over the fair value of tangible and identified intangible assets. Goodwill is reviewed annually or more frequently under certain circumstances to determine if any impairment has occurred. See Note 7.
     Earnings Per Share — Basic earnings per share is computed by dividing earnings by the weighted average common shares outstanding. Prior Dana shares were cancelled at emergence and shares in Dana were issued. Therefore the earnings per share information for Dana is not comparable to Prior Dana earnings per share. See Note 9 for details of the shares outstanding.
     Recent Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to disclose additional information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (FSP 142-3) “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective on January 1, 2009. We have not yet determined the impact FSP 142-3 will have on our consolidated financial statements.
Note 3. Reorganization Proceedings
     The Bankruptcy Cases were jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We continued normal business operations during the bankruptcy process and emerged from bankruptcy on January 31, 2008.
Claims Resolution
     See Note 1 for an explanation of the distributions under the Plan. Except as specifically provided in the Plan, the distributions under the Plan were in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
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

Liabilities Subject to Compromise
     As required by SOP 90-7, liabilities being addressed through the bankruptcy process (i.e., general unsecured nonpriority claims) were reported as liabilities subject to compromise and adjusted to allowed claim amounts as determined through the bankruptcy process, or to the estimated claim amount if determined to be probable and estimable in accordance with generally accepted accounting principles. Certain of these claims were resolved and satisfied on or before our emergence on January 31, 2008, while others have been or will be resolved subsequent to emergence. Although the allowed amount of certain unresolved claims has not yet been determined, our liability associated with these unresolved claims subject to compromise has been discharged upon our emergence. Except for certain specific claims, most of the general unsecured claims will be satisfied by distributions from the previously funded reserve holding shares of Dana common stock. Therefore, the future resolution of claims subject to the reserve will not have an impact on our post-emergence results of operations or financial condition. To the extent that unresolved claims are settled for less than the $700 estimated, additional distributions will be made to previously allowed claimants.
     Liabilities subject to compromise in the consolidated balance sheet include those of our discontinued operations and consisted of the following at December 31, 2007:

December 31,
2007
Accounts payable	$285
Pension and other postretirement obligations	1,034
Debt (including accrued interest of $39)	1,621
Other	571

Liabilities subject to compromise	$3,511

     On the Effective Date, the Plan required that certain liabilities previously reported as liabilities subject to compromise be retained by Dana. At December 31, 2007, we reclassified approximately $213 of liabilities, including $145 of asbestos liabilities, $27 of pension liabilities and $41 of other liabilities from liabilities subject to compromise to current or long-term liabilities of Dana, as appropriate. Liabilities subject to compromise declined by $129 in January 2008 as a result of additional liabilities retained by Dana with the remainder settled by the terms of the Plan. All liabilities subject to compromise were discharged at January 31, 2008 or were retained by us under the terms of the Plan.

Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization were reported separately as reorganization items pursuant to SOP 90-7. Professional fees include fees paid in connection with the reorganization process. Reorganization items also include provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by the non-Debtor companies as a result of the Debtors’ bankruptcy proceedings.
     The reorganization items in the consolidated statement of operations for the quarters ended March 31, 2008 and 2007 consisted of the following items:

	Three Months Ended
	March 31, 2008
	Dana	Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Professional fees	$6	$27	$39
Contract rejections and claim settlements prior to emergence			1
Gain on settlement of liabilities subject to compromise		(27)
Employee emergence bonus		47
Foreign tax costs due to reorganization		33
Other	3	19
Interest income		(1)	(3)

Total reorganization items	$9	$98	$37

     The gain on settlement of liabilities subject to compromise results from the satisfaction of these liabilities at emergence through issuance of Dana common stock or cash payments, as described in Note 1. We incurred professional fees of $21 during January 2008 and we incurred additional reorganization expenses of approximately $104 upon emergence from bankruptcy on January 31, 2008. Included in these expenses are $47 for the provision of common stock bonuses to certain union and non-union people. Other one-time expenses associated with emergence included transfer taxes and other tax charges to effectuate the emergence and new legal organization, success fee obligations to certain professional advisors and other parties contributing to the bankruptcy reorganization, and other costs relating directly to emergence.
Note 4. Asset Disposals and Impairments, Divestitures and Acquisitions
Impairments
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation in which the assets are utilized to their carrying amount. If those cash flows are determined to be less than the carrying amount of the assets, the long-lived assets of the operation (excluding goodwill) are written down to fair value if the fair value is lower than the carrying amount. Fair value is determined based on discounted cash flows or other methods providing best estimates of value.
     Asset impairments often result from significant actions like the discontinuance of customer programs, facility closures or other events which result in the assets being held for sale. When this occurs, the specific assets are adjusted to their fair value less cost to sell or dispose if that amount is less than the current book value.

     Long-lived assets that continue to be used internally are evaluated for impairment, in the aggregate, by business segment given the global nature of the business segment operation, the interdependency of operations within the segment and the ability to reallocate assets within the segment.
     With our adoption of fresh start accounting upon emergence, assets have been revalued to new carrying values based on our enterprise reorganization value and, in some cases, the appraised values of long-lived assets are higher than their previous net book value. These increased valuations for fresh start accounting purposes subject us to greater risks of future impairment.
DCC Asset Disposals and Impairments
     Since 2001, DCC has sold portfolio assets in individually structured transactions and achieved further reductions through normal portfolio runoff. In 2006, DCC adopted a plan to proceed with an accelerated sale of substantially all of its remaining assets. The carrying value of the remaining DCC portfolio assets was $4 at March 31, 2008 and $7 at December 31, 2007. These assets have been adjusted to their estimated fair value less cost to sell. The remaining DCC assets include a partnership investment with a current carrying value of $3.
Divestitures
     In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we have reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations, with the exception of the pump products business, was completed during 2007. In the first quarter of 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company, generating proceeds of $5 and an after-tax loss of $1 that was recorded in January 2008.
     During January 2008, we recorded an expense of $5 in discontinued operations associated with a post-closing adjustment relating to the sale of the engine products business. The adjustment reinstated certain retained liabilities. We have pending purchase price adjustments related to the sales in the third quarter of 2007 of our fluid products hose and tubing business and our coupled fluid products business. We do not expect these adjustments to have a significant impact on our results.

Note 5. Discontinued Operations
     The results of operations of the engine hard parts, fluid products and pump products businesses are aggregated and presented as discontinued operations through their respective dates of divestiture. The sales of these businesses were substantially completed during 2007.
     The results of the discontinued operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Sales	$—	$6	$278
Cost of sales		6	270
Selling, general and administrative expenses			15
Impairment charges			1
Realignment and other expense, net	1	8	26

Loss before income taxes	(1)	(8)	(34)
Income tax benefit (expense)		2	(22)

Loss from discontinued operations	$(1)	$(6)	$(56)

     Realignment and other expense, net in 2008 includes the pre-tax loss of $1 on the sale of the remaining pump products business and a post-closing adjustment of $5 related to the sale of the engine hard parts business in the prior year. The first quarter of 2007 includes a pre-tax loss of $26 on the sale of the engine hard parts business to MAHLE GmbH.
     With the sale of the remaining assets of the pump products business to Melling Tool Company in January 2008, we have completed the disposal of our discontinued operations.
     The assets and liabilities of discontinued operations reported in the consolidated balance sheet at December 31, 2007 consisted of the following:

December 31,
2007
Assets of discontinued operations
Accounts receivable	$13
Inventories	5
Cash and other assets	6

Total assets	$24

Liabilities of discontinued operations
Accounts payable	$6
Accrued payroll and employee benefits	1
Other current liabilities	2

Total liabilities	$9

     There were no remaining assets and liabilities of discontinued operations as of March 31, 2008.

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
     During 2007, we completed the closure of fifteen facilities. An additional 3 facilities are scheduled to close in 2008 and 2009 and other locations are in various stages of implementing work force reductions. Realignment costs in January 2008 include the announced closure of the Barrie, Ontario Commercial Vehicle facility.
     In connection with the adoption of fresh start accounting, the facilities which will be closed in 2008 and later were treated as closures of acquired facilities in accordance with Emerging Issues Task Force Issue No. 95-3 and an additional $32 was recorded at emergence for additional closure-related obligations.
     The following tables show the realignment charges and related payments including the amounts accrued in January 2008 under fresh start accounting in our continuing operations for the three months ended March 31, 2008.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2007	$53	$—	$15	$68
Activity during the period
Charged to realignment	7	2	3	12
Fresh start adjustment			32	32
Non-cash write-off		(2)		(2)
Cash payments	(2)		(3)	(5)

Balance at January 31, 2008	58		47	105
Activity during the period
Charged to realignment	1		4	5
Cash payments	(4)		(12)	(16)

Balance at March 31, 2008	$55	$—	$39	$94

     The realignment charges during the three months ended March 31, 2008 related primarily to the ongoing facility closure activities associated with the announced closure of the Barrie, Ontario facility and the previously announced manufacturing footprint actions.
     At March 31, 2008, $94 of realignment accruals remained in accrued liabilities, including $55 for the reduction of approximately 1,400 employees to be completed over the next two years and $39 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $81 in 2008 and $13 thereafter. In addition to the $94 accrued at March 31, 2008, we estimate that another $21 will be expensed in the future to complete pending initiatives.
     Realignment initiatives generally occur over multiple reporting periods. The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for the Automotive Systems Group (ASG) and the Heavy Vehicle Systems Group (HVSG) business units and the underlying segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2008	2008	to Date	Complete
ASG
Axle	$53	$3	$56	$8
Driveshaft	28	1	29	5
Structures	68	4	72	1

Total ASG	149	8	157	14

HVSG
Commercial Vehicles	18	9	27	7

Other

Total continuing operations	$167	$17	$184	$21

Note 7. Goodwill and Other Intangible Assets
Goodwill
     Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value based approach. The annual evaluation for impairment is generally based on valuation models that incorporate internal projections of expected future cash flows and operating plans. The annual impairments tests are performed on October 31.
     The following table summarizes the components of goodwill by operating segment:

		Fresh	Effect of
	December 31,	Start	Currency	March 31,
	2007	Adjustments	and Other	2008
ASG
Driveshaft	$173	$2	$3	$178
Sealing	26	(26)
Thermal	31	(31)

Total	230	(55)	3	178

HVSG
Off-Highway	119	5	8	132

Total	$349	$(50)	$11	$310

Other Intangible Assets
     In connection with the adoption of fresh start accounting, we obtained valuations of certain intangible assets including core technology, trademarks and trade names and customer relationships. Core technology includes the valuation of proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademark and tradenames valuations include the valuation of our trade names and the related trademarks including Dana®, Spicer® and others. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income. The value of these intangible assets was measured by valuation experts and was recorded at emergence as part of the fresh start adjustments discussed in Note 1.
     Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Substantially all of our intangible assets are subject to amortization.

          The following table summarizes the components of other intangible assets.

	Dana
	March 31, 2008
	Weighted	Gross		Net
	Average	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
	(years)
Amortizable intangible assets
Core technology	7	$102	$(3)	$99
Trademarks and trade names	17	4		4
Customer relationships	8	502	(12)	490

Non-amortizable intangible assets
Trademarks and trade names		85		85

		$693	$(15)	$678

     Intangible assets attributable to each of our operating segments, net, at March 31, 2008, were as follows: Axle, $15; Driveshaft $238; Sealing $53; Thermal $25; Structures $61; Commercial Vehicle $52; and Off-Highway $234.
     Amortizable intangible assets at December 31, 2007, primarily trademarks, were less than $1.
     Amortization expense related to intangible assets was $15 in the two months ended March 31, 2008. Amortization of core technology of $3 was charged to cost of sales and $12 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated amortization expense related to intangible assets for 2008 and each of the five succeeding fiscal years is shown below. Actual amounts may differ from these estimates due to such factors as foreign exchange, customer turnover, impairments, additional intangible asset acquisitions and other events.

Estimated
Aggregate
Amortization
Expense
(pre-tax)
Remainder of 2008	$68
2009	90
2010	90
2011	89
2012	89
2013	88
Note 8. Capital Stock
Preferred Stock
Prior Dana Preferred Stock
     Prior Dana had 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under a Rights Agreement. No shares of Prior Dana preferred stock were issued. The share authorization and reservation were cancelled on the Effective Date.

Series A and Series B Preferred Stock
     Issuance — Pursuant to the Plan, we issued 2,500,000 shares of our Series A Preferred and 5,400,000 shares of our Series B Preferred on the Effective Date. The Series A Preferred was sold to Centerbridge for $250, less a commitment fee of $3 and expense reimbursement of $5, resulting in net proceeds of $242. The Series B Preferred was sold to certain qualified investors (as described in the Plan) for $540, less a commitment fee of $11, resulting in net proceeds of $529.
     Conversion Rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at an initial price of $13.19. This initial conversion price is subject to certain adjustments as set forth in our Restated Certificate of Incorporation.
     Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred are convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, we will be able to cause the conversion of all, but not less than all, of the preferred stock, if the common stock’s per share closing price exceeds the mandatory conversion trigger price, as determined at that time, for at least 20 consecutive trading days. This price is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.
Common Stock
New Common Stock
     On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 71 million shares for allowed unsecured nonpriority claims, approximately 27 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan and approximately two million shares to pay bonuses to union employees and non-union hourly and salaried non-management employees. We relied, based on the Confirmation Order, on Section 1145(a)(1) of the Bankruptcy Code to exempt us from the registration requirements of the Securities Act for the offer and sale of the common stock to the general unsecured creditors. We filed a Registration Statement on Form S-8 with respect to the common stock issued for the post-emergence bonuses to non-union hourly and salaried non-management employees which we began issuing in April 2008. The charge to reorganization items, net for these bonuses was accrued as a current liability as of the Effective Date.
Note 9. Earnings Per Share
     The 100 million shares of common stock utilized in the calculation of earnings per share for the two month period ended March 31, 2008 represent the average shares of common stock issued and committed for issuance for the two months ended March 31, 2008. The 98 million shares of common stock issued have been increased by the shares of common stock committed for future issuance to certain union and non-union employees. In the calculation of basic earnings per share, net income is reduced by the preferred dividend.
     Stock options and restricted stock units issued during the quarter had a nominal impact on the weighted average shares outstanding as a substantial portion of the stock options carry a strike price above the average price of the stock. Conversion of the preferred stock has not been included in the share count for diluted earnings per share as it was anti-dilutive. The preferred stock would convert into approximately 60 million shares of common stock at the $13.19 conversion price.

     In addition to average shares of common stock outstanding of 150 million for 2007, we had one million shares that satisfy the definition of potentially dilutive shares. These potentially dilutive shares have been excluded from the computation of earnings per share for the three months ended March 31, 2007 as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect. In addition, we excluded 14 million shares of common stock for the 2007 period from the computation of earnings per share as these shares represented stock options with exercise prices higher than the average per share trading price of our stock during the respective periods and the effect of including them would also be anti-dilutive.
Note 10. Incentive and Stock Compensation
     Upon emergence, all common stock as well as equity-based incentive compensation, including but not limited to stock options and restricted stock units of Prior Dana, were cancelled in accordance with the Plan.
Stock Distributions
     As previously disclosed, as part of the amendments to executive agreements Dana entered into with certain executive officers, Dana instituted an Executive Incentive Compensation (EIC) plan. The participant is eligible to receive payments with respect to 2007 and 2008 performance upon the achievement of certain earnings before interest, depreciation and amortization, reorganization and realignment (EBITDA) targets as defined in the EIC plan. Please note, in previous filings we have utilized the term “EBITDAR” to describe earnings before interest, depreciation and amortization, reorganization and realignment. For purposes of reflecting this measurement as it is customarily used, we have elected for this report and future filings to describe earnings before interest, depreciation and amortization, reorganization and realignment by now utilizing the term “EBITDA”. On April 14, 2008, we issued 73,562 shares of common stock to EIC participants for meeting 2007 performance goals. The average fair value per share was $9.84 on the date of distribution.
2008 Omnibus Incentive Plan
     As part of the Plan, the Bankruptcy Court approved our 2008 Omnibus Incentive Plan. The purpose of the Omnibus Incentive Plan is to attract and retain our directors, officers, other employees and consultants and to motivate and provide to such persons incentives and rewards for superior performance. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the Omnibus Incentive Plan is determined by the Board of Directors and/or the Compensation Committee of the Board of Directors, as applicable. It is a tenet of our executive compensation philosophy that performance-based compensation provided to our Chief Executive Officer and other senior managers who are “covered employees” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code) should comply with the Code requirements that qualify such compensation as tax-deductible for Dana, unless the Compensation Committee determines that it is in Dana’s best interests in individual circumstances to provide compensation that is not tax-deductible.

     Under the Omnibus Incentive Plan and subject to adjustment as provided therein, the number of shares of common stock that may be issued or delivered

•	upon the exercise of option rights or appreciation rights,

•	as restricted shares and released from the substantial risk of forfeiture thereof,

•	as settlement for restricted stock units upon satisfaction of the substantial risk of forfeiture thereof,

•	in payment of performance shares or performance units that have been earned,

•	as awards to non-employee directors, or

•	in payment of dividend equivalents paid with respect to awards made under the Omnibus Incentive Plan may not exceed, in the aggregate, 16,090,000 shares, plus any shares relating to awards that terminate or are forfeited. The aggregate number of shares of common stock we actually issue or transfer upon the exercise of incentive stock options may not exceed 4,000,000 shares. Further, no participant may be granted option rights or appreciation rights for more than 2,000,000 shares of common stock during any calendar year, subject to adjustments as provided in the Omnibus Incentive Plan.
     In no event may any participant receive restricted shares, restricted stock units or performance shares in the aggregate for more than 1,000,000 shares of common stock during any calendar year or receive an award of performance units having an aggregate maximum value as of their respective dates of grant in excess of $10. The maximum number of shares that may be granted under the Omnibus Incentive Plan is subject to adjustment in the event of stock dividends, stock splits, combinations of shares, recapitalizations, mergers, consolidations, spin-offs, reorganizations, liquidations, issuances of rights or warrants and similar events.
     No grants may be made under the Omnibus Incentive Plan after December 25, 2017.
     Under the Omnibus Incentive Plan, the Board of Directors may also, in its discretion, authorize the granting of option rights and appreciation rights to non-employee directors and may also authorize the grant of other awards.
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
Stock Options
     During the first quarter of 2008, we granted stock options to our Executive Chairman as well as our non-employee directors under the Omnibus Incentive Plan. We calculated a fair value at the date of the grant using the Black-Scholes valuation method for options granted. We changed from the lattice valuation method because we believe Black-Scholes is more appropriate for situations in which historical exercise data is not available. The fair value at grant date for the employee options was $5.57. The weighted-average fair value at grant date for the non-employee director options was $4.53. The exercise price of each option awarded under the Omnibus Incentive Plan equaled the market price of Dana common stock on the date of grant and an option’s maximum term is 10 years. Shares issued upon the exercise of options are recorded in the common stock accounts at the option price.
     The following table summarizes the stock options granted to employees under the Omnibus Incentive Plan during the two months ended March 31, 2008:

	Number of	Exercise
	Shares	Price
Outstanding at January 31, 2008	—	$—
Granted	800,000	12.75

Outstanding at March 31, 2008	800,000	$12.75

     The following table summarizes information about the employee stock options outstanding at March 31, 2008:

	Outstanding Options			Exercisable Options
Remaining
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life in Years	Price	Options	Price
$12.75	800,000	9.8	$12.75	—	$—

     The following table summarizes the stock options granted to the non-employee directors under the Omnibus Incentive Plan during the two months ended March 31, 2008:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at January 31, 2008	—	$—
Granted	231,714	10.06

Outstanding at March 31, 2008	231,714	$10.06

     The following table summarizes information about the non-employee directors stock options outstanding at March 31, 2008:

	Outstanding Options			Exercisable Options
Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life in Years	Price	Options	Price
$10.06	231,714	10.0	$10.06	—	$—
     As of March 31, 2008, the total unrecognized compensation expense for non-vested options was $5, which is being amortized over a period of approximately three years. No options vested during the two months ended March 31, 2008. During the two months ended March 31, 2008, we recognized nominal equity-based compensation expense.
Restricted Stock Units
     On March 28, 2008, we granted 34,790 restricted stock units to our non-employee directors under the Omnibus Incentive Plan. Each restricted stock unit granted represents the right to receive one share of Dana common stock or, at the election of Dana, cash equal to the market value per share. The restricted stock units granted vest in three equal annual installments beginning on the first anniversary date of the grant and contain dividend equivalent rights. Compensation expense for restricted stock units is measured based on the fair value at grant date and is recognized on a straight-line basis over the vesting period.
Subsequent Event – Omnibus Incentive Plan
     On April 16, 2008, we granted 600,000 stock options to consultants under the Omnibus Incentive Plan.
Subsequent Event — 2008 Long Term Incentive Program
     On April 16, 2008, upon the recommendation of the Compensation Committee, the Board of Directors of Dana approved the 2008 Long Term Incentive Program (2008 LTIP). The 2008 LTIP is being implemented pursuant to the terms and conditions of the Omnibus Incentive Plan. Below is a summary of the key terms of the 2008 LTIP.
     Employees designated by Dana, including our named executive officers, may participate in the 2008 LTIP. The target award is determined based upon the annualized expected value calculated and the stock price at the date of grant. The 2008 LTIP provides for three different mixes of long-term incentives. First, certain executives, including the named executive officers, are eligible for long-term incentive awards consisting of 50% stock options and 50% performance shares. The next group of employees is eligible for long-term incentive awards consisting of 50% performance shares and 50% restricted stock units. Finally, other key employees are eligible for restricted stock unit awards from a discretionary pool.

     Stock option awards under the 2008 LTIP have a contractual term of 10 years and vest ratably over three years. The restricted stock unit awards cliff vest fully after three years and will be settled in shares of Dana common stock, except for certain international employees who may receive cash-settled awards.
     With respect to an award of performance shares, each participant will receive notional shares equal to the number of shares of Dana common stock that would be payable based on the target performance goals. An award of performance shares under the 2008 LTIP is based on certain target performance goals. Dana has chosen EBITDA (34% weighted), free cash flow (as defined) (33% weighted) and return on invested capital (as defined) (ROIC) (33% weighted) as its financial measurements for establishing its 2008 LTIP target performance goals. Awards for executive officers, including the named executive officers, are based on a range of 50% of the target performance award to 250% of the target performance award. Dana will set for each participant a number of notional shares payable at the target.
     For 2008 performance share awards, there are three distinct performance periods. The first period covers the 2008 calendar year. It will account for 25% of the target award. The second period covers the two-year period 2008 through 2009. It accounts for another 25% of the target award. The final period covers the three-year period 2008 through 2010. It accounts for the remaining 50% of the target award. Award payouts, which are based on actual performance, will be made shortly after the conclusion of the respective performance period.
     On April 16, 2008, we granted 2,069,395 stock options to employees. The fair value per option at grant date was $4.38.
     On April 16, 2008, we granted approximately 525,000 restricted stock units pursuant to the terms and guidelines set forth under the 2008 LTIP to certain employees.
Subsequent Event — 2008 Annual Incentive Program
     On April 16, 2008, upon the recommendation of the Compensation Committee, the Board of Directors of Dana approved the 2008 Annual Incentive Program (2008 AIP). The 2008 AIP is being implemented pursuant to the terms and conditions of the Omnibus Incentive Plan. Below is a summary of the key terms of the 2008 AIP.
     Certain eligible employees designated by Dana, including our named executive officers, may participate in the 2008 AIP. The 2008 AIP is based on a calendar year performance period commencing January 1, 2008 and ending on December 31, 2008. All earned awards will be paid in cash during the first quarter of 2009.
     An award under the 2008 AIP is based on certain target performance goals. Dana has chosen EBITDA (50% weighted) and free cash flow (50% weighted) as its financial measurements for establishing its 2008 AIP target performance goals. Awards for executive officers, including the named executive officers, are determined on a range of 50% of the target performance award to 250% of the target performance award. Dana will set for each participant a percentage of his or her annual base salary payable at the target. A minimum level of EBITDA must be achieved by Dana in order for any award to be earned.
     There is individual performance recognition through discretionary award adjustments within specified guidelines. Employees must perform at a minimum level to be eligible to earn any award. There is a maximum upward and downward adjustment of 20%, subject to a “zero sum” overall impact. The 2008 AIP, along with our 2008 LTIP, are designed to comply with
Section 162(m) of the Code and allow us to deduct for income tax purposes awards made under both programs.

Note 11. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans, including medical and life insurance, are provided for certain employees upon retirement.
     The components of net periodic benefit costs for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months Ended March 31, 2008
			Prior Dana		Prior Dana
	Two Months Ended		One Month Ended		Three Months Ended
	March 31, 2008		January 31, 2008		March 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1	$1	$1	$7	$6
Interest cost	18	5	9	2	29	12
Expected return on plan assets	(23)	(4)	(12)	(2)	(37)	(13)
Recognized net actuarial loss			2		6

Net periodic benefit cost (credit)	(5)	2	—	1	5	5
Curtailment loss						8

Net periodic benefit cost (credit) after curtailment and settlements	$(5)	$2	$—	$1	$5	$13

	Other Benefits
	Three Months Ended March 31, 2008
			Prior Dana		Prior Dana
	Two Months Ended		One Month Ended		Three Months Ended
	March 31, 2008		January 31, 2008		March 31, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$—	$—	$—	$2	$—
Interest cost		1	5	1	21	1
Amortization of prior service credit			(3)			(3)
Recognized net actuarial loss			3		5	4

Net periodic benefit cost		1	5	1	28	2
Curtailment gain			(61)
Settlement gain					(12)

Net periodic benefit cost (credit) after curtailment and settlements	$—	$1	$(56)	$1	$16	$2

     During the first quarter of 2007 we announced the restructuring of our pension liabilities in the U.K. necessitated by the planned divestiture of several non-core U.K. businesses. Pursuant to the underlying agreement, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of 2007.
     During the first quarter of 2007, the sale of the engine hard parts business resulted in a postretirement medical plan settlement gain of $12.

     Certain changes to our U.S. pension and postretirement benefit plans were implemented during the bankruptcy process. Provisions implemented during the bankruptcy process were:
▪	eliminated postretirement healthcare benefits for active non-union employees in the U.S. effective as of April 1, 2007. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter of 2007. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to other comprehensive income (OCI) which was amortized to income as a reduction of OPEB expense until AOCI was eliminated under fresh start accounting;

▪	contributed an aggregate of $78 to a VEBA trust for postretirement healthcare and life insurance benefits for non-union retirees in the U.S. in exchange for release of the Debtors from these obligations. We funded our contribution with payments of $25 in June 2007 and $53 in January 2008. In May 2007, we also made a $2 payment to the International Association of Machinists (IAM) to resolve all claims for postretirement non-pension benefits after June 30, 2007 for retirees and active employees represented by the IAM. These actions reduced our APBO by $303 in the second quarter of 2007, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to AOCI until AOCI was eliminated under fresh start accounting; and

▪	amended our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. In connection with this action, we recorded a curtailment charge of $3 during the second quarter of 2007.
     Other changes related to our U.S. pensions and other postretirement benefits specific to union-represented employees and retirees were implemented on January 31, 2008 with our emergence from bankruptcy. Under these provisions, we have:
▪	frozen credited service and benefit accruals under our defined benefit pension plans for employees;

▪	agreed to make future contributions, based on a cents per hour formula, to a USW multiemployer pension trust, which will provide future pension benefits for covered employees;

▪	eliminated non-pension retiree benefits (postretirement healthcare and life insurance benefits) for employees and retirees; and

▪	contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees incurred and paid between July 1, 2007 and the date of emergence) to the union-administered VEBAs. These VEBAs will provide non-pension retiree benefits, disability benefits and related healthcare benefits, as determined by the VEBA trustees, to eligible retirees. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from bankruptcy, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the gain on settlement of liabilities subject to compromise. In connection with the recognition of the VEBA obligations at emergence, the APBO was reduced by $278 with an offsetting credit to OCI.
     Our postretirement healthcare obligations for all U.S. employees and retirees have been eliminated. Our related cost and funding requirements, after making our VEBA contributions, have been eliminated. With regard to pension benefits, credited service and benefit accruals have been frozen for all U.S. employees in defined benefit plans. Our future pension costs have been reduced significantly.

     Under fresh start accounting we were required to remeasure all defined benefit plan obligations and assets. The discount rate used to measure the U.S. pension and other postretirement benefit obligations were 6.13% and 6.10% at January 31, 2008 compared to 6.26% and 6.24% at December 31, 2007. The weighted average discount rates used to measure the non-U.S. pension and other postretirement benefit obligations were 5.29% and 5.29% at January 31, 2008 compared to 5.27% and 5.29% at December 31, 2007. The generally adverse asset investment performance during the month of January 2008 negatively impacted net obligations. As a result of these changes, a net actuarial loss of $140 increased defined benefit obligations with an offset to OCI. The AOCI balance at January 31, 2008 was eliminated under fresh start accounting.
Note 12. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income (loss) and components of OCI such as deferred currency translation gains and losses that are charged or credited directly to shareholders’ equity.
     The components of our total comprehensive income (loss) for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Net income (loss)	$(24)	$709	$(92)
Other comprehensive income (loss):
Currency translation adjustments	44	3	16
Postretirement healthcare plan amendments		278	115
Immediate recognition of prior service credit due to curtailment		(61)
Actuarial loss		(140)
Reclassification to net income (loss) of:
Benefit plan amortization		2	11
GETRAG deferred translation and pension			(93)
Other		(6)	13

Total comprehensive income (loss)	$20	$785	$(30)

     The $44 deferred translation gain reported for the two months ended March 31, 2008 was primarily due to the continued weakening of the U.S. dollar in relation to the euro ($39). For the one month ended January 31, 2008, the euro ($8) and the Brazilian real ($2) strengthened relative to the U.S. dollar while the South African rand weakened ($4).
     As previously described in Note 11, OCI for the one month ended January 31, 2008 includes the impact of the changes made to our U.S. other postretirement benefit plans specific to union-represented employees effective with our emergence from bankruptcy. As a result of these changes, we recognized $61 of previously unrecognized prior service credits as a curtailment gain. In addition, OCI was credited with $278 pursuant to the plan change and establishment of the union VEBAs. In connection with the adoption of fresh start accounting upon emergence, we were required to re-measure the assets and liabilities of all of our defined benefit plans using updated assumptions. As a result, OCI was charged with $140 in actuarial losses.

     For the three months ended March 31, 2007, OCI included a $115 credit related to the termination of postretirement healthcare coverage for active non-union employees (see Note 11) and a charge of $93 to reclassify to net loss the deferred translation gain and unamortized pension expense related to the sale in March 2007 of our equity investment in GETRAG. The $16 deferred translation gain reported for the three months ended March 31, 2007 was primarily due to the weakening of the U.S. dollar against the euro, partially offset by losses of $9 and $3 due to strengthening of the dollar against the Brazilian real and Mexican peso. Other includes $10 of pension adjustments related to our sale of the engine hard parts business.
Note 13. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most instances, these cash deposits may be withdrawn if comparable security is provided in the form of letters of credit.
     At March 31, 2008, cash and cash equivalents held in the U.S. amounted to $557. Included in this amount was $71 of cash deposits primarily to provide credit enhancement for certain lease agreements, support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC is no longer restricted as the obligations under a forbearance agreement were satisfied in January 2008.
     At March 31, 2008, cash and cash equivalents held outside the U.S. amounted to $726. Included in this amount was $47 of cash deposits primarily to provide credit enhancement for certain lease agreements and to support letters of credit, bank guarantees and certain employee benefit obligations.
     Cash deposits are not considered to be restricted as they could be replaced by letters of credit available under our Exit Facility (discussed in Note 14). Availability at March 31, 2008 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. In addition, at March 31, 2008, $85 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax withholdings.

Note 14. Financing Agreements
     Details of our consolidated long-term debt at March 31, 2008 and December 31, 2007 were as follows:

		Prior Dana
	March 31,	December 31,
	2008	2007
Indebtedness of Dana, excluding consolidated subsidiaries -
Term Loan Facility, weighted average rate, 6.80%	$1,426
Less original issue discount (OID)	(111)
DIP Term Loan		$900

Indebtedness of DCC -
Unsecured notes, fixed rates, 2.00% - 8.375%, due 2008 to 2012		136
Nonrecourse notes, fixed rates, 5.92%, due 2008 to 2011	7	7
Indebtedness of other consolidated subsidiaries	21	19

Total	1,343	1,062
Less: Current maturities	22	1,043

Total long-term debt	$1,321	$19

DIP Credit Agreement
     Prior Dana, as borrower, and its Debtor subsidiaries, as guarantors, were parties to the DIP Credit Agreement that was initially approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we had a $650 revolving credit facility and a $900 term loan facility at December 31, 2007. For a discussion of the terms of the DIP Credit Agreement, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At December 31, 2007, we had borrowed $900 under the DIP Credit Agreement. All of the loans and other obligations under the DIP Credit Agreement were repaid as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility.
Exit Financing
     On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were $1,276 after $114 of original issue discount and other customary issuance costs and fees of $40 both of which were deferred and will be amortized into interest expense over the term of the loan. There were no borrowings under the Revolving Facility at the Effective Date, but $200 was utilized for existing letters of credit. For an explanation of the terms of the Exit Facility, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At March 31, 2008, we had gross borrowings of $1,426 (before reduction of $111 for unamortized original issue discount) under the Term Facility and although we had no borrowing under the Revolving Facility, we had utilized $191 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $398 after deducting the outstanding letters of credit.
     We believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.

European Receivables Loan Facility
     In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and the receivables program, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K. At March 31, 2008, there was availability of $117 in countries that have securitization in place and there were borrowings under this facility equivalent to $90 recorded as notes payable. The proceeds from the borrowings are used for operations including the repayment of intercompany debt.
Canadian Credit Agreement
     In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada, as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch, and Bank of America, N.A., Canada Branch, as initial lenders and issuing banks. The Canadian Credit Agreement provided for a $100 revolving credit facility, of which $5 was available for the issuance of letters of credit. At January 31, 2008, less than $1 of the facility was being utilized for the letters of credit and there had been no borrowings over the life of this agreement. The Canadian Credit Agreement was terminated upon our emergence from bankruptcy.
Interest Rate Agreements
     Interest on the Term Facility is at variable interest rates. Under the terms of the Term Facility we are required to enter into interest rate hedge agreements by May 30, 2008 and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years.
DCC
     See Note 3 for information about DCC’s repayment of outstanding debt to its bondholders on January 31, 2008.
Note 15. Fair Value Measurements
     SFAS No. 157, “Fair Value Measurements,” defines fair value, provides a framework for measuring fair value and establishes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:
•	Level 1 inputs (highest priority) include unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 inputs include other than quoted prices for similar assets or liabilities that are observable either directly or indirectly.

•	Level 3 inputs (lowest priority) include unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     We have deferred the adoption of SFAS No. 157 with respect to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), in accordance with the provisions of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. A decrease in the valuation of notes receivable during the quarter of $6 was charged to other comprehensive income. The decrease was attributable to changes in observable inputs as we did not revise our unobservable input assumptions. As of March 31, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Note receivable	$63	$—	$—	$63
Currency forward contracts	7		7

Total assets	$70	$—	$7	$63

Liabilities:
Currency forward contracts	$5	$	$5	$—

Total liabilities	$5	$—	$5	$—

Note 16. Commitments and Contingencies
Impact of Our Bankruptcy Filing
     During our Chapter 11 reorganization proceedings, most actions against the Debtors relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.
     During January 2008, both an Ad Hoc Committee of Asbestos Personal Injury Claimants as well as an asbestos claimant, Jose Angel Valdez, filed notices of appeal of the Confirmation Order. During February 2008, the United States District Court for the Southern District of New York consolidated the two appeals. Prior Dana and the other post-emergence Debtors filed with the District Court (i) a motion to dismiss the consolidated appeal and (ii) a brief in support of the motion to dismiss and on the merits of the consolidated appeal. The consolidated appeal and the motion to dismiss are currently pending before the District Court, with oral arguments yet to be scheduled.
Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the Securities and Exchange Commission (SEC). By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the lead plaintiffs filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral arguments have not been scheduled.

     A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral arguments have not been scheduled.
SEC Investigation
     In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that the Prior Dana Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, the same month that we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. We are continuing to cooperate fully with the SEC in the investigation.
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
Asbestos Personal Injury Liabilities
     We had approximately 41,000 active pending asbestos personal injury liability claims at March 31, 2008, which is generally unchanged from the number of claims pending at December 31, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. In connection with applying fresh start accounting, we assigned probabilities to the values underlying the estimated range of future asbestos indemnity and defense costs included in the December 31, 2007 actuarial valuation obtained to estimate our liability associated with these obligations. The related cash flows were probability weighted and discounted to determine the estimated fair value as of January 31, 2008. As a result, we had accrued $144 for indemnity and defense costs for pending and future asbestos personal injury liability claims at March 31, 2008. Our policy before the adoption of fresh start accounting had been to accrue the undiscounted low end of the range of projected obligations, which had resulted in an accrual of $136 at December 31, 2007.

     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a credit to other income. Commutation proceeds of $2 were credited to other income in the two months ended March 31, 2008.
     At March 31, 2008, we had recorded $73 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The March 31 amount was also discounted using the same methodology as the associated liability. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we exercised in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount receivable from our insurers and others of $18 at March 31, 2008, compared to $17 at December 31, 2007. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.
     As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Prior Dana which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.
Other Product Liabilities
     We had accrued $2 for non-asbestos product liability costs at March 31, 2008, compared to $4 at December 31, 2007, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     Accrued environmental liabilities at March 31, 2008 were $21, compared to $180 at December 31, 2007. We retained $19 of the $180 liability as a post-emergence obligation. Claims of $161 are being addressed through the unresolved claims process described in the Emergence from Reorganization Proceedings section of Item 1. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.
     We considered the most probable method of remediation, current laws and regulations and existing technology in determining the fair value as of January 31, 2008.

     One of the larger claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. We reached agreement with the Government in April 2008 providing for an allowed general unsecured claim of $126, which will be settled by distribution of shares from the disputed claims reserve. At December 31, 2007, we had concluded there was a probable settlement outcome and adjusted the December 2007 liability to the probable settlement amount.
Other Liabilities Related to Asbestos Claims
      After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through March 31, 2008, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2008, we had a receivable of $18 that we expect to recover from available insurance and surety bonds relating to these claims.
Note 17. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. Adjustments are made as new information becomes available. Our warranty activity for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Balance, beginning of period	$93	$92	$90
Amounts accrued for current period sales	10	4	11
Adjustments of prior accrual estimates	1		3
Settlements of warranty claims	(11)	(3)	(20)
Foreign currency translation and other	2

Balance, end of period	$95	$93	$84

     We have been notified by a customer in Europe that a quality matter relating to a specific product supplied by us could potentially result in warranty claims. Our customer has advised us of alleged vehicle performance issues which may be potentially attributable to our product. We are currently investigating the information provided by our customer and performing product testing to ascertain whether the reported performance failures are attributable to our product. At March 31, 2008, no liability had been recorded for this matter as the information currently available to us is insufficient to assess our liability, if any.

Note 18. Income Taxes
     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our history of losses and our near-term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries such as the U.K. where, based on the profit outlook, realization of the deferred tax asset does not satisfy the more likely than not recognition criterion.
     We have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the more likely than not criterion for realization of deferred tax assets. This and the impact of fresh start adjustments in 2008, are the primary factors which cause the tax expense of $219 ($199 for January and $20 for February and March) for the three months ended March 31, 2008 and the tax expense of $15 for the three months ended March 31, 2007 to differ from expected tax expense of $319 ($320 for January and a benefit of $1 for February and March) for the three months ended March 31, 2008 and benefit of $9 for the three months ended March 31, 2007 at the U.S. federal statutory rate of 35%.
     We conduct business globally and, as a result, file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The 1999 — 2002 U.S. federal audits are effectively settled except for a determination of the treatment of certain leasing transactions. The closing agreement on these transactions are expected to be finalized during 2008 and the effect, if any, on the financial statements is not expected to be material. We are currently under audit by the U.S. Internal Revenue Service (IRS) for the 2003 to 2005 tax years. The examination phase of this audit is expected to be completed in 2008.
     If matters for 1999 through 2005 are settled with the U.S. Internal Revenue Service within the next 12 months, the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact at this time. Any adjustment recorded during 2008 will increase or decrease goodwill. While most tax obligations were recognized as allowed priority tax claims, and effectively retained, certain tax liabilities were settled on emergence from bankruptcy.
     Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (CODI), which must be included in the obligor’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. The Plan enabled the Debtors to qualify for this bankruptcy exclusion rule. Therefore, the CODI triggered by discharge of debt under the Plan will affect the taxable income of the Debtors by reducing certain income tax attributes otherwise available in the following order: (i) net operating losses (NOLs) for the year of discharge and net operating loss carryforwards; (ii) most credit carryforwards, including the general business credit and the minimum tax credit; (iii) net capital losses for the year of discharge and capital loss carryforwards; and (iv) the tax basis of the debtor’s assets. A debtor may elect to avoid the prescribed order of attribute reduction and instead reduce the basis of certain property first. We have not completed our analysis as to whether it would be beneficial to reduce the basis of certain property before reducing NOLs. Our financial statements assume that we will reduce the NOLs first.
     We are in the process of finalizing our analysis regarding the impact of CODI on our attributes. We expect to complete our analysis in late 2008 in connection with the filing of our short period 2008 tax return. Our current estimate is that we will have pre-emergence NOLs in the U.S. of approximately $300 that will remain available upon emergence. The deferred tax assets related to our pre-emergence U.S. NOLs, including those remaining post-emergence, will have a full valuation allowance.
      Section 382 of the Internal Revenue Code will impose an annual limitation on our use of these pre-emergence NOLs. There is also a limitation on the recognition of built-in losses generated as a result of an ownership change. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company immediately after emergence multiplied by an applicable federal rate. In our case this would result in an annual limitation of approximately $87.
     We paid approximately $733 following emergence to fund a VEBA for certain union employee benefit obligations. We are currently evaluating applicable tax laws and regulations to determine the timing of the deduction for the amount paid. As currently presented, the amount paid is assumed to be deductible in the post emergence period and not a deduction that would increase the $300 of pre-emergence NOLs that are subject to the limitations imposed by the IRS.
Note 19. Other Income, Net

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Interest income	$11	$4	$8
DCC other income (loss), net		(1)	6
Divestiture gains			12
Foreign exchange gain, net	15	3	5
Government grants	2	1	3
Other, net	4	1	12

Other income, net	$32	$8	$46

     Foreign currency denominated intercompany loan obligations to the U.S. with an equivalent value of $252 at March 31, 2008 are not considered permanently invested as they are expected to be repaid in the near term. Accordingly, the foreign exchange gains on these loans of $13 and $4 for the two months ended March 31, 2008 and one month ended January 31, 2008 are included in foreign exchange gain, net above, rather than as translation gain in other comprehensive income.
Note 20. Segments
     We manage our operations globally through two manufacturing business units — ASG and HVSG. ASG has five operating segments focused on specific products for the automotive light vehicle market: Axle, Driveshaft, Sealing, Thermal and Structures. HVSG has two operating segments focused on specific medium-duty and heavy-duty vehicle markets: Commercial Vehicle and Off-Highway. We report operating and related disclosures about each of our seven segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.
      Costs not included in the business unit and operating segment results are related primarily to corporate administrative services, shared service centers, trailing liabilities of closed operations and other administrative activities for which the charges are not allocated to the operating segments. In addition, segment operating results are reported using the FIFO inventory valuation method with the LIFO versus FIFO difference included as part of the reconciling items.
      Management had previously utilized earnings before interest and taxes (EBIT) as the primary internal segment profit measure. While EBIT and net income continue to be important profit measures, in 2008 the primary measure was changed to EBITDA, to enhance the comparability and usefulness of our operating segment results after application of fresh start accounting upon emergence from bankruptcy. Please note, in previous filings we have utilized the term “EBITDAR” to describe earnings before interest, depreciation and amortization, reorganization and realignment. For purposes of reflecting this measurement as it is customarily used, we have elected for this report and future filings to describe earnings before interest, depreciation and amortization, reorganization and realignment by now utilizing the term “EBITDA”. Although a non-GAAP financial measure, EBITDA is also more closely aligned with the performance measurements in our debt covenants. EBITDA, as defined for both internal performance measurement and debt covenant compliance, excludes equity in earnings of affiliates, minority interest, discontinued operations, certain nonrecurring and unusual items such as goodwill impairment, amortization of fresh start inventory step-up and divestiture gains and losses.

     We used the following information to evaluate our operating segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008
				Prior Dana
	Two Months Ended			One Month Ended
	March 31, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2008	Sales	Sales	EBITDA	Sales	Sales	EBITDA
ASG
Axle	$431	$12	$20	$210	$6	$8
Driveshaft	225	36	26	110	17	12
Sealing	131	4	15	64	1	7
Thermal	52	1	4	28		3
Structures	180	2	17	90	1	5
Eliminations and other	4	(36)	(5)	1	(16)	(3)

Total ASG	1,023	19	77	503	9	32

HVSG
Commercial Vehicle	209	1	11	97	1	4
Off-Highway	328	9	32	151	4	15
Eliminations and other		(7)	(2)		(4)

Total HVSG	537	3	41	248	1	19

Other Operations	1	1			1
Eliminations		(23)			(11)

Total	$1,561	$—	$118	$751	$—	$51

	Prior Dana
	Three Months Ended
	March 31, 2007
		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBITDA
ASG
Axle	$610	$24	$12
Driveshaft	286	51	18
Sealing	176	7	18
Thermal	72	2	7
Structures	270	4	23
Eliminations and other	6	(61)	(6)

Total ASG	1,420	27	72

HVSG
Commercial Vehicle	340	1	17
Off-Highway	384	9	41
Eliminations and other		(9)	(2)

Total HVSG	724	1	56

Other Operations	1
Eliminations		(28)

Total	$2,145	$—	$128

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income tax:

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Segment EBITDA	$118	$51	$128
Shared services and administrative expenses	(30)	(10)	(40)
Closed operations not in segments	2	(2)	(2)
Foreign exchange not in segments	15	4	4
Depreciation	(47)	(23)	(67)
Amortization of intangibles	(15)
Amortization of fresh start inventory step-up	(15)
Realignment	(5)	(12)	(19)
DCC EBIT			7
Reorganization items, net	(9)	(98)	(37)
Interest expense	(27)	(8)	(23)
Interest income	11	4	8
Fresh start accounting adjustments		1,009
Other income (loss)		(1)	14

Income (loss) from continuing operations before income taxes	$(2)	$914	$(27)

     The loss from continuing operations before income taxes of $2 for the two months ended March 31, 2008 includes net expenses of $31 resulting from the application of fresh start accounting, primarily amortization of intangibles, the expensing of the incremental fresh start value of inventories sold during the period and additional depreciation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Forward-looking Information
     Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation (Dana, we or us) and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (our 2007 Form 10-K) and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.
Management Overview
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
     As a result of Dana Corporation’s emergence from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.
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
Emergence from Reorganization Proceedings and Related Subsequent Events
     Background — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 of the Bankruptcy Code from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on January 31, 2008. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) were consolidated in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under the caption In re Dana Corporation, et al. , Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates were Debtors.

     Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession (as modified, the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 71 million shares of Dana common stock to holders of allowed unsecured claims totaling approximately $2,050. Pursuant to the Plan, we have issued and set aside approximately 27 million additional shares of Dana common stock for future distribution to all holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are distributed as the disputed and unliquidated claims are resolved. Subsequent to emergence we have distributed approximately six million shares from the disputed claims reserve leaving approximately 21 million shares for the remaining disputed and unliquidated claims estimated not to exceed $700. To the extent that such remaining claims are settled for less than $700, additional distributions will also be made to previously allowed claimants. The terms and conditions governing such distributions are set forth in the Plan and the Confirmation Order.
     Under the provisions of the Plan, an additional two million shares of common stock are being issued and distributed during the second quarter of 2008 to pay bonuses to union employees and non-union hourly and salaried non-management employees.
     As provided in the Plan and the Confirmation Order, asbestos personal injury claims were reinstated, and holders of such claims may continue to assert them. Certain other specific categories of claims against the Debtors (primarily worker’s compensation and intercompany liabilities to non-Debtors) were retained and are being discharged in the normal course of business.
     Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Administrative claims, priority tax claims and other classes of allowed claims of $212 have been satisfied by cash payments of $88 during the first quarter of 2008, with the additional cash payments of $124 expected to be made during the remainder of 2008.
     Except as specifically provided in the Plan, the distributions under the Plan were in complete satisfaction, discharge and release of all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
     Organization — In connection with the formation of a new holding company, we formed a new legal organization aligned with how our businesses are managed operationally. Except as described below, all operating assets and related undischarged liabilities of Prior Dana were transferred to new legal entities within the new holding company structure. Certain other assets and liabilities, including those associated with asbestos personal injury claims, were retained in Prior Dana, which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business and is paying such claims in cash. Dana Companies, LLC is separately managed, and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana. See Note 16 to our consolidated financial statements in Item 1 of Part I for a discussion of our asbestos liabilities.

     Common Stock — Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled. On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 71 million shares for allowed unsecured nonpriority claims, approximately 27 million additional shares issued and deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan and approximately two million shares to pay bonuses to union employees and non-union hourly and salaried non-management employees. A charge of $47 to reorganization items for these bonuses was recorded as a liability as of the Effective Date. A portion of the bonus shares were issued in April 2008 with approximately one million remaining to be issued.
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
     In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into fully paid and non-assessable shares of new common stock at a conversion price of $13.19. Conversion of all of the outstanding shares of preferred stock would increase the number of shares of our common stock outstanding by approximately 60 million.
     Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and all of the Series B Preferred are convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, we will be able to force conversion of all, but not less than all, of the preferred stock, if the common stock’s per share closing price exceeds the mandatory conversion trigger price, as determined at that time, for at least 20 consecutive trading days. The price at which the preferred stock is convertible is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and issuances of common stock or common stock derivatives at a price below the preferred stock conversion price in effect at that time.
     Dividends on the preferred stock are accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. If at any time we fail to pay the equivalent of six quarterly dividends on the preferred stock, the holders of the preferred stock, voting separately as a single class, will be entitled to elect two additional directors to our Board of Directors. However, so long as Centerbridge owns Series A Preferred having an aggregate liquidation preference of at least $125, this provision will not be applicable.
     In connection with the issuance of the preferred stock, we entered into two registration rights agreements: one with Centerbridge and the other with the purchasers of Series B Preferred, and we also entered into a shareholders agreement with Centerbridge. Under the terms of these agreements and the Restated Certificate of Incorporation, Centerbridge was granted representation on our Board of Directors and limited approval rights. See Note 8 to our consolidated financial statements in Item 1 of Part I for additional information.
     Financing at emergence — On the Effective Date, Dana, as borrower, and certain of our domestic subsidiaries, as guarantors, entered into an exit financing facility (the Exit Facility) with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. There have been no borrowings under the Revolving Facility but $200 was utilized for existing letters of credit. Net proceeds from the Exit Facility were $1,276 after $114 of original issue discount (OID) and $40 of customary issuance costs and fees both of which were deferred and will amortize to interest expense over the term of the loan. The net proceeds were used to repay the Senior Secured Superpriority Debtor-in-Possession Credit Agreement (DIP Credit Agreement), make other payments required upon exit from bankruptcy and provide liquidity to fund working capital and other general corporate purposes. At March 31, 2008 the amount outstanding under the Term Facility was $1,426 and although we had no borrowings under the Revolving Facility, $191 of the Revolving Facility was utilized for Letters of Credit. See Note 14 to our consolidated financial statements in Item 1 of Part I for the terms and conditions of these facilities.
     Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 1 to our consolidated financial statements in Item 1 of Part I for an explanation of the impact of emerging from reorganization and applying fresh start accounting on our financial position.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code

The Bankruptcy Cases
     The Bankruptcy Cases were jointly administered, with the Debtors managing their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We continued normal business operations during the bankruptcy process and emerged from bankruptcy on January 31, 2008.
Claims resolution
     See Note 1 to our consolidated financial statements in Item 1 of Part I for an explanation of the distributions under the Plan. Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
DCC Notes
     DCC was a non-Debtor subsidiary of Dana. At the time of our bankruptcy filing, DCC had outstanding notes totaling approximately $399. DCC had sold substantially all of its remaining asset portfolio and used the proceeds to pay down the DCC Notes to a balance of $136 at December 31, 2007. In January 2008, DCC made a $90 payment to the forbearing noteholders, consisting of $87 of principal and $3 of interest.
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
Business Units
     We manage our operations globally through two business units — ASG and HVSG. ASG focuses on the automotive market and primarily supports light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars. ASG has five product based operating segments: Axle, Driveshaft, Structures, Sealing and Thermal. While being primarily focused on the light vehicle automotive market, certain of the ASG operating segments also support the Commercial Vehicle and Off-Highway markets.
     HVSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications). HVSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.

Trends in Our Markets
Light Vehicle Markets
North America
     North American light vehicle production levels were 8.7% lower in the first quarter of 2008 than in the first quarter of 2007. In the light truck segment, first quarter production levels were down 11.4% over 2007. The comparatively lower first quarter production is consistent with light vehicle sales which were down 6.8% from last year’s first quarter, with light truck sales being 10.8% lower. Factors influencing the decline in light vehicle sales, and consequently vehicle production, include an increasingly recessionary economic environment, continued high fuel prices and parts shortages at our customers resulting from a labor strike at a major automotive supplier that is slowing their production. Within the light truck segment, production of medium and full size pick-up trucks and SUVs declined the most — down 17.8% compared to the first quarter of 2007, due in part to continued consumer concerns about high fuel prices and increased preferences for more fuel efficient CUVs. While a number of our newer programs involve CUVs, pick-up and SUV platforms continue to be a key segment for us, particularly with a number of high sales pick-up truck platforms. (source: Wards Automotive).
     The days’ supply of light truck inventories in the U.S. was 76 at March 31, 2008 as compared to 65 at the end of 2007 and 69 at the same time a year ago. In particular, the inventory of full size pick-ups is 106 days at March 31, 2008, which is up from 90 days at the end of 2007 and 82 days at the end of March 2007. Given the current level of inventory, high fuel prices and negative economic developments — a weaker housing market, increasing unemployment and lower consumer confidence — we expect continued downward pressure on light duty vehicle production and sales levels during the remainder of 2008. Most projections have overall North American light vehicle production for 2008 being around 14.5 million units, with some forecasting full year production to be below 14.0 million units — down from 15.0 million units in 2007. (source: Global Insight & Wards Automotive).
Rest of World
     In contrast to North America, light truck production in the rest of the world continues to be relatively strong. Global light vehicle production, excluding North America, is currently forecast to be about 59.4 million units in 2008, somewhat stronger than the projections earlier this year. At the current level, rest of world production in 2008 would be up more than 6% compared to 2007. (source: Global Insight).
OEM Mix
     The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for approximately 70% of light truck production in North America in the first three months of 2008, as compared to about 74% of light truck production in the first quarter of 2007. (source: Global Insight). We expect that any continuing loss of market share by these customers could result in their applying renewed pricing pressure on us relative to our existing business and our efforts to generate new business.

Commercial Vehicle Markets
North America
     Our commercial vehicle business is significantly impacted by the North American market, with more than 80% of our commercial vehicle sales being to North American customers. Production of heavy duty (Class 8) vehicles during the first quarter of 2008 was about 47,000 units, which is down from 72,000 units in 2007. The decline in production levels was less severe in the medium duty (Class 5-7) market. Medium duty production in the first quarter of 2008 was around 48,000 units as compared to 58,000 units in last year’s first three months. The significant production decline in Class 8 was influenced by the engine emission regulation change which became effective at the beginning of 2007. First quarter 2007 sales benefited from vehicle owners purchasing the lower cost engines built prior to the new emission standards that were still on hand from inventory at the end of 2007. Production levels of both heavy and medium duty trucks in 2008 have also been adversely impacted by high fuel costs and the same economic factors discussed in the Light Vehicles — North American market trends section. (source: Global Insight & ACT).
     As is typical in the year following an emission regulation change, production levels are expected to rebound in 2008. We currently expect Class 8 production levels in 2008 to be around 230,000 units — up 12% over 2007, and Class 5-7 production to approximate 220,000 units — an increase of 7% over 2007. The current commercial vehicle market is experiencing some of the same effects as the light duty market with vehicle sales being adversely affected by a weak housing market and continued high fuel prices. As a consequence, the first half of 2008 is expected to be somewhat sluggish, with production picking up more during the second half of the year. (source: Global Insight & ACT).
Rest of World
     Outside of North America, commercial vehicle heavy and medium duty production continues to grow, particularly in emerging Eastern European and Asian markets. Global commercial vehicle production, excluding North America, in 2008 is currently expected to approximate 2.2 million units, an increase of more than 4% over 2007. (source: Global Insight & ACT)
Off-Highway Markets
     Over the past three years, our Off-Highway business has become an increasingly more significant component of our total operations, accounting for about 20% of our first quarter 2008 sales. Unlike our on-highway businesses, our Off-Highway business is larger outside of North America, with more than 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining, material handling and others. The European and North American construction and agriculture markets are currently the largest. The European market for these segments is expected to be up about 5% over 2007, while the North American market for these segments is relatively flat compared to 2007.

Commodity Costs
     Another challenge we face is unprecedented levels of steel costs. These costs are expected to have a significant impact on our 2008 results.
     Two commonly used market-based indicators of steel prices — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. After increasing significantly in 2004, the rates of increase for scrap prices were more moderate during the past three years — with the per ton price averaging about $250 in 2005, $275 in 2006 and $310 in 2007. In January 2008, however, the per ton prices increased significantly — averaging about $410 during this year’s first quarter. Spot prices per ton for hot-rolled steel followed a similar pattern — averaging about $620 in 2005, $655 in 2006 and $595 in 2007 — and increased during this year’s first quarter to a three-month per ton average of about $780 per ton. At these levels, average scrap and hot-rolled steel prices during the first three months of 2008 are about 30% higher than the comparable spot prices during the first three months of 2007. Prices of both indices continued to rise during April, with scrap prices being around $600 per ton at the end of April and hot-rolled steel prices being around $950 per ton at the end of April. While prices may moderate over time, we believe scrap prices are likely to remain at levels in excess of $500 per ton for the remainder of this year.
     Higher steel cost is reflected directly in our purchases of various grades of raw steel as well as indirectly through purchases of products such as castings, forgings and bearings. At present, we purchase annually approximately 1.5 million tons of steel and products with significant steel content. Agreements with certain customers either eliminate or mitigate our exposure to steel cost increases, allowing us to effectively pass all or a portion of the cost on to our customers. In certain cases, principally in our Structures business, we have resale arrangements whereby we purchase the steel at the cost negotiated by our customers and include that cost in the pricing of our products. In other arrangements, we have material price escalation provisions in customer contracts providing for adjustments to unit prices based on commodity cost increases or decreases over agreed reference periods. Adjustments under these arrangements typically occur at quarterly, semi-annual and annual intervals with the adjustment coming in the form of prospective price increases or decreases. Historically, although not required by existing agreements, we also have been successful in obtaining price increases or surcharges from certain customers as a result of escalating steel costs. In total, we estimate that approximately 40 to 60% of the higher steel-related costs can be recovered, although with somewhat of a lag from the time we incur the higher cost. We intend to pursue aggressively additional recovery opportunities.
     Given the different forms in which we purchase steel and products with steel content, it is difficult to associate changes in steel cost with any one indicator. However, given our current consumption levels, product mix, past experience with steel cost movements, and an assumed 40 to 60% expected recovery rate, we estimate that if market prices for scrap steel average $525 per ton for all of 2008, we could experience an adverse impact of approximately $70-$100 on the annual cost of our steel and steel-based products, net of recovery, as compared to 2007.
     We also have taken actions to mitigate the impact of steel and other commodity increases by consolidating purchases, contracting with new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades.
     Cost increases for raw materials other than steel also increased significantly in recent years. Prices for nickel (which is used to manufacture stainless steel) increased continuously from 2005 through May 2007 when they began to decline. They have remained relatively stable since mid-2007. Aluminum prices increased significantly during 2005 and 2006 before stabilizing and then declining some in 2007. Aluminum prices began to increase again in 2008. In the case of stainless steel and aluminum, used primarily by our Sealing and Thermal businesses, respectively, contracted supply prices provide substantial mitigation to escalating costs in 2008.
Sales Outlook
     Based on the present market conditions, we expect that our full year 2008 sales will exceed $9,000, as compared to full year 2007 sales of $8,721. In the light vehicle markets, North America is experiencing significant difficulties with a weak economy, high fuel prices, work stoppages and low consumer confidence, while the markets elsewhere in the world continue to be relatively strong. The strength of the markets outside North America and continued stronger international currencies are expected to more than offset the effects of a weaker North American market. In the commercial truck market, despite a weak North American economy, given the lower production levels resulting from emission changes in 2007, we expect higher year over year sales as production levels pick up during the remainder of this year. In the off-highway market, where we have a significant European presence, the markets and international currencies are expected to continue to be strong, providing us with good year over year sales growth.
     Growing our sales through new business continues to be an important focus for us. Our current backlog of awarded new business which comes on stream over the next two years more than offsets any programs that are expiring or being co-sourced, giving us a solid revenue base going forward. While we continue to pursue vigorously new business opportunities, we are doing so with measured discipline to ensure that such opportunities provide acceptable investment returns.
Results of Operations — Summary (First Quarter 2008 versus First Quarter 2007)

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007	Change
Net sales	$1,561	$751	$2,145	$167
Cost of sales	1,477	702	2,043	136

Gross margin	84	49	102	31
Selling, general and administrative expenses	65	34	96	3

Gross margin less SG&A*	19	15	6	28

Other costs and expenses
Amortization of intangibles	$12	$—	$—	$12
Realignment charges	5	12	19	(2)
Other income, net	32	8	46	(6)

Total expense (income)	(15)	4	(27)	16

Income from continuing operations before interest, reorganization items and income taxes	$34	$11	$33	$12

Fresh start accounting adjustments	$—	$1,009	$—	$1,009

Income (loss) from continuing operations	$(23)	$715	$(36)	$728

Loss from discontinued operations	$(1)	$(6)	$(56)	$49

Net income (loss)	$(24)	$709	$(92)	$777

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2007 to the 2008 reporting schedules.

     As a consequence of emergence from bankruptcy on January 31, 2008, the results of operations for the first quarter of 2008 separately present the month of January pre-emergence results of Prior Dana and the two-month results of Dana. As such, the application of fresh start accounting as described in Note 1 to the financial statements in Item 1 is reflected in the Dana two-month results, but not in the pre-emergence January results. Income from continuing operations before interest, reorganization items and income taxes of $34 for the two months ended March 31, 2008 includes net expenses of $31 resulting from the application of fresh start accounting, primarily amortization of intangibles, a one-time amortization of the stepped up value of inventories sold during the period and additional depreciation expense. Additionally, certain agreements such as the labor agreements negotiated with our major unions became effective upon emergence from bankruptcy. Consequently, certain benefits associated with the effectiveness of these agreements, including the elimination of postretirement medical costs, commenced at emergence, thereby benefiting the two-month results of Dana.
Results of Operations (First Quarter 2008 versus First Quarter 2007)
Geographic Sales, Segment Sales and Gross Margin Analysis
     The tables below show changes in our sales by geographic region, business unit and segment for the three months ended March 31, 2008 and 2007.
Geographical Sales Analysis

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months		Amount of Change Due
	Ended	Ended	Ended		To
	March 31,	January 31,	March 31,	Increase/	Currency	Organic
	2008	2008	2007	(Decrease)	Effects	Change
North America	$779	$396	$1,224	$(49)	$21	$(70)
Europe	469	224	562	131	80	51
South America	186	73	206	53	29	24
Asia Pacific	127	58	153	32	19	13

Total	$1,561	$751	$2,145	$167	$149	$18

     Total sales of $2,312 in the first quarter of 2008 were $167 higher than the corresponding period of 2007. Currency movements accounted for $149 of the increase as a number of the major currencies in other global markets where we conduct business strengthened against the U.S. dollar.
     The first quarter of 2008 organic sales decline of 5.7% in North America was driven primarily by lower production in the light duty and commercial vehicle markets. Light duty truck production was down 11.4% in the first quarter of 2008 compared to a year ago. In the commercial vehicle market, production of Class 8 trucks was down 34.7% and medium-duty production was 17.2% lower compared to the first quarter of 2007. Partially offsetting the impact of lower vehicle production levels was the impact of higher pricing from our reorganization initiatives. While some of these price actions benefited the first quarter of 2007, the first quarter of 2008 reflects the full benefit from additional pricing actions achieved over the course of 2007.
     Sales in Europe, South America and Asia Pacific all demonstrate somewhat higher year-over-year production levels, particularly in the European light and commercial truck markets and the off-highway market, as well as the weakening of the U.S. dollar against other key currencies.

Segment Sales Analysis

	Three Months Ended
	March 31, 2008
		Prior Dana	Prior Dana
	Two Months	One Month	Three Months		Amount of Change Due
	Ended	Ended	Ended		To
	March 31,	January 31,	March 31,	Increase/	Currency	Organic
	2008	2008	2007	(Decrease)	Effects	Change
ASG
Axle	$431	$210	$610	$31	$26	$5
Driveshaft	225	110	286	49	27	22
Sealing	131	64	176	19	16	3
Thermal	52	28	72	8	9	(1)
Structures	180	90	270		15	(15)
Other	4	1	6	(1)		(1)

Total ASG	1,023	503	1,420	106	93	13

HVSG
Commercial Vehicle	209	97	340	(34)	8	(42)
Off-Highway	328	151	384	95	48	47

Total HVSG	537	248	724	61	56	5

Other Operations	1		1

Total	$1,561	$751	$2,145	$167	$149	$18

Business Segment Review
     In our ASG segments, after adjusting for currency effects, first quarter 2008 sales in the aggregate were up $13. Each of the segments was adversely impacted by the effects of significantly lower North American light and commercial vehicle truck production, including the effects of a labor strike at a major automotive parts supplier which primarily impacted our Structures and Axle businesses. Offsetting the weakness in the North American markets were stronger production levels elsewhere in the world and benefits from the customer pricing improvement actions achieved in 2007. Our Driveshaft business also benefited from some new customer programs, principally outside North America, which came on stream over the past year, while the sales in our Structures business were negatively impacted by discontinued programs.
     In HVSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the organic sales decline of 12.4% in this segment was primarily due to the drop in North American production levels discussed in the regional review. Stronger markets outside North America and some pricing improvement partially offset the weaker North American production. With its significant European presence, our Off-Highway segment’s sales benefited from the stronger euro. Organic sales in this segment benefited from stronger production levels and sales from new programs.

Margin Analysis
     The chart below shows our business unit and segment margin analysis for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	As a Percentage of Sales		Increase /
	2008	2007	(Decrease)
Gross margin:
ASG	6.0%	3.8%	2.2%
Axle	2.4	(0.3)	2.7
Driveshaft	8.8	5.6	3.2
Sealing	13.5	13.1	0.4
Thermal	8.2	10.6	(2.4)
Structures	4.6	3.7	0.9

HVSG	8.8	9.0	(0.2)
Commercial Vehicle	6.2	5.5	0.7
Off-Highway	10.2	11.9	(1.7)

Selling, general and administrative expenses:
ASG	3.0%	3.3%	(0.3)%
Axle	2.0	2.1	(0.1)
Driveshaft	2.7	3.1	(0.4)
Sealing	6.8	6.7	0.1
Thermal	5.0	5.1	(0.1)
Structures	1.0	1.7	(0.7)

HVSG	2.8	3.4	(0.6)
Commercial Vehicle	3.4	3.7	(0.3)
Off-Highway	2.1	2.5	(0.4)

Gross margin less SG&A:*
ASG	3.0%	0.5%	2.5%
Axle	0.4	(2.4)	2.8
Driveshaft	6.1	2.5	3.6
Sealing	6.7	6.4	0.3
Thermal	3.2	5.5	(2.3)
Structures	3.6	2.0	1.6

HVSG	6.0	5.6	0.4
Commercial Vehicle	2.8	1.8	1.0
Off-Highway	8.1	9.4	(1.3)

Consolidated	1.5	0.3	1.2

*	Gross margin less SG&A is a non-GAAP financial measure derived by excluding realignment charges, impairments and other income, net from the most closely related GAAP measure, which is income from continuing operations before interest, reorganization items and income taxes. We believe this non-GAAP measure is useful for an understanding of our ongoing operations because it excludes other income and expense items which are generally not expected to be part of our ongoing business. Certain reclassifications were made to conform 2007 to the 2008 reporting structures. The margins above for 2008 combine one month of Prior Dana with two months of Dana, a non-GAAP presentation. We believe this non-GAAP comparison is more meaningful.

Consolidated
     Margin improvement in 2008 is driven by the reorganization actions undertaken in connection with the bankruptcy process — customer pricing improvement, labor cost savings, overhead cost reduction and manufacturing footprint optimization. The customer pricing actions began contributing to improved margins in the first quarter of 2007, with additional pricing improvements being achieved over the course of 2007. As a result, the first quarter of 2008 reflects a full quarter of customer pricing actions — adding approximately $15 to gross margin as compared to the same period 2007. Additional pricing actions not connected with our reorganization initiatives benefited year over year margins by about $6. We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until after the first quarter of 2007, with much of the savings associated with the agreements negotiated with the unions only becoming effective upon our emergence on January 31, 2008. The cost savings associated with labor actions added approximately $27 to margins in the first quarter of 2008. The overhead reduction and manufacturing footprint actions undertaken in connection with the bankruptcy process also improved margins in 2008.
     In connection with the application of fresh start accounting, margins were negatively impacted by two factors. At emergence, inventories were increased in accordance with the fresh start accounting requirements. With U.S. inventories recorded on a last in, first out (LIFO) basis, the stepped up value of inventories is effectively captured as a “base” LIFO layer until there is a decrease in inventories that would result in a decrement of this base layer. In the case of inventories outside the U.S. where we use a first in, first out (FIFO) accounting method, a substantial portion of the inventory stepped up at emergence was sold during February and March 2008, thereby increasing cost of sales by approximately $15. The other factor negatively impacting margins as a result of fresh start accounting is higher depreciation expense on the stepped up value of fixed assets and amortization expense associated with technology related intangibles recognized at emergence. This higher depreciation and amortization expense reduced first quarter 2008 margins by approximately $3. Whereas the depreciation of fixed assets and amortization of technology intangibles resulting from application of fresh start accounting is included in segment margins, the higher cost of sales resulting from stepped up inventory value is not reflected in the segment margins in order to enhance the comparability of operating results.
Automotive Systems Group
     In ASG, gross margin less SG&A improved 2.5%. In the Axle segment, gross margin less SG&A as a percent of sales was up 2.8% from 2007. Customer pricing improvement and labor cost reductions contributed approximately $14, or 2.2% to 2008 margin. The remaining improvement came principally from other cost reduction actions as higher material and warranty costs reduced margins by $3. Gross margin less SG&A as a percent of sales in the Driveshaft segment improved 3.6%, as this segment benefited approximately $20, or 5.9% from customer pricing actions and labor cost savings, primarily from the reorganization actions. Partially offsetting this benefit was volume and mix related margin reduction. In addition to the light vehicle market, this segment supplies product to the commercial vehicle market where production levels in 2008 led to somewhat lower sales. Program mix on the light duty side also adversely impacted margin as discontinued programs with higher margins were replaced by newer programs providing somewhat less margin. Also reducing margin in the Driveshaft segment was higher depreciation expense of $4 attributed to the application of fresh start accounting. In the Sealing segment, the first quarter 2008 margins were comparable with last year’s first quarter margins. Margin benefited from the currency effect on sales, however, this was offset by higher depreciation resulting from application of fresh start accounting. Net margin in our Thermal segment declined 2.3% from 2007 principally due to currency transaction losses. The Structures segment had quarter-over-quarter gross margin less SG&A improvement of 1.6%. The change in margin was negatively impacted by $5 of one-time cost recoveries received from customers in 2007. Additionally, this segment’s margin was negatively impacted by approximately $4 from lower sales volume, in part due to a strike at one of the major automotive suppliers that curtailed vehicle production at General Motors. More than offsetting these two factors were reorganization related labor cost savings of $4, currency benefit of $3, reduced depreciation expense of $3 as a result of applying fresh start accounting and savings from other cost reductions and operational improvements.

Heavy Vehicle Systems Group
     Gross margin less SG&A in HVSG was 6.0% in the first quarter of 2008, up slightly from 5.6% in the first quarter of 2007. Commercial Vehicle gross margin less SG&A as a percent of sales improved 1.0%, as the margin reduction associated with the lower sales was more than offset by pricing improvement of $3, increased service sales which improved net margin by $3, reorganization related employee benefit cost reductions of $2, and reduced depreciation expense of $2 resulting from application of fresh start accounting. In the Off-Highway segment, there was a margin decline of 1.3% of sales. Although sales increased $48 due to currency, the margin impact was negligible as the stronger international currencies also effected our production costs, including a portion of those underlying sales denominated in U.S. dollars. Also negatively impacting margins was higher premium freight, warranty and fresh start related depreciation that aggregated approximately $2. Partially offsetting these adverse effects were improved pricing of $4.
Corporate & Other
     Corporate expenses and other costs not allocated to the business units reduced gross margins less SG&A by 2.5% for the first quarter of 2008 as compared to 1.9% in the same period in 2007, resulting in a 0.6% reduction of consolidated gross margin less SG&A. The margin reduction was due primarily to $15 of higher cost of sales from the stepped up value of inventory resulting from fresh start accounting which was not allocated to the business units. As discussed in the Consolidated section above, these costs were recorded in cost of sales as the inventory was sold during the last two months of this year’s first quarter. Also adversely impacting the year over year margin comparison was a reduction in long term disability accruals in 2007. These factors more than offset the favorable margin impact from lower employee benefit costs and overhead savings resulting from the bankruptcy related reorganization actions.
Amortization of intangibles
     Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting at the date of emergence resulted in expense of $12 for the two months ended March 31, 2008.
Realignment charges
     Realignment charges are primarily costs associated with the manufacturing footprint optimization actions that were undertaken in connection with our bankruptcy plan of reorganization. The first quarter of 2007 also includes $8 of cost relating to the restructuring of our pension obligations in the United Kingdom, which was completed in April 2007.
Other income, net
     Net foreign currency transaction gains increased Other income by $13 in 2008 as compared to the first three months of 2007. Our U.S. entities have certain loans receivable from international subsidiaries that are denominated in international currencies. Prior to 2007, these loans were designated as invested indefinitely. However, this designation was removed in 2007 as repayment through near-term repatriation actions was expected. As a consequence, exchange rate movements on these loans and others not permanently invested generate currency gains or losses. DCC income was lower by $7 in 2008 as we substantially completed the sale of the remaining DCC assets in 2007. Other income in 2007 also included $14 of gain relating to the sale of our trailer axle business.

Interest expense
     Interest expense of Dana reflects the costs associated with the Exit Financing facility and other debt agreements which are described in detail in Note 14 of our consolidated financial statements in Item 1 of Part I. Interest expense in the first quarter of 2008 includes $3 of amortized original issue discount recorded in connection with the Exit Financing facility and $1 of amortized debt issuance costs incurred in connection with the Exit Financing facility and other debt arrangements. During 2007 and the month of January 2008, as a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $13 in the first quarter of 2007 and $9 during the month of January 2008.
Reorganization items, net
     Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of this report for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continue subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post emergence activities incident to emergence from bankruptcy. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreement negotiated with the unions as part of our reorganization activities. Reorganization items in the month of January 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes, and success fees and other fees earned by certain professionals upon emergence.
Income tax benefit (expense)
     We have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the more likely than not criterion for realization of deferred tax assets. This and the fresh start adjustments in 2008 are the primary factors which cause the tax expense of $219 ($199 for January and $20 for February and March) for the three months ended March 31, 2008 and the tax expense of $15 for the three months ended March 31, 2007 to differ from expected tax expense of $319 ($320 for January and a benefit of $1 for February and March) for the three months ended March 31, 2008 and benefit of $9 for the three months ended March 31, 2007 at the U.S. federal statutory rate of 35%.
Discontinued operations
     Our engine hard parts, fluid products and pump products operations had been reported as discontinued operations. The sales of these businesses were completed in 2007, except for a portion of the pump products business that was sold in January 2008. The first quarter 2007 results reflect the operating results of these businesses as well as adjustments to the net assets of these businesses necessary to reflect their fair value less cost to sell based on expected sales proceeds.
     The net sales and the loss from discontinued operations for the three months ended March 31, 2008 and 2007, aggregated by operating segment, are shown in the table below.

		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Sales
ASG
Engine	$—	$—	$153
Fluid			104
Pump		6	21

Total Discontinued Operations	$—	$6	$278

		Prior Dana	Prior Dana
	Two Months	One Month	Three Months
	Ended	Ended	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Net Loss
ASG
Engine	$—	$(4)	$(56)
Fluid	(1)	(1)	(3)
Pump		(1)	3

Total Discontinued Operations	$(1)	$(6)	$(56)

     The net loss in Engine in the first quarter of 2007 includes a net loss of $26 recorded in connection with the sale of this business which was completed in March 2007. The net loss in Engine in the first quarter of 2008 records a post-closing adjustment of $4 for liabilities retained by Dana.
Liquidity
     Our global liquidity as of March 31, 2008 is as follows:

Cash	$1,283
Less:
Deposits supporting obligations	(118)
Cash in less than wholly-owned subsidiaries	(85)

Available cash	1,080
Additional cash availability from:
Lines of credit in the U.S. and Europe	515
Additional lines of credit supported by letters of credit from the Revolving Facility	40

Total global liquidity	$1,635

     We believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.
     A summary of the changes in cash and cash equivalents for the three months ended March 31, 2008 and 2007 is shown in the following tables:

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Cash flow summary:
Cash and cash equivalents at beginning of period	$2,147	$1,271	$719

Cash used in operating activities	(927)	(122)	(17)
Cash provided by (used in) investing activities	(21)	77	274
Cash provided by financing activities	64	912	265

Increase (decrease) in cash and cash equivalents	(884)	867	522
Impact of foreign exchange and discontinued operations	20	9	9

Cash and cash equivalents at end of period	$1,283	$2,147	$1,250

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Cash from operations
Net loss	$(24)	$709	$(92)
Depreciation and amortization	67	23	70
Amortization of inventory valuation	15
Deferred income taxes	(2)	191
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(88)
Reorganization items, net of cash payments	(18)	79	27
Fresh start adjustments		(1,009)
Payment of VEBA settlements	(733)	(55)
Other	(20)	28	30

	(803)	(61)	35
Change in working capital	(124)	(61)	(52)

Cash flows used in operating activities	$(927)	$(122)	$(17)

     Cash of $1,049 was used by operating activities in the first three months of 2008 as compared to cash of $17 used in the same period of 2007. During the first quarter of 2008, cash was used to satisfy various obligations associated with our emergence from bankruptcy. Cash of $733 was used shortly after emergence to satisfy our payment obligation to a VEBA established to fund non-pension benefits of union retirees. A payment of $53 occurred at emergence to satisfy our obligation to a similar VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement. Additional bankruptcy emergence related payments during the first quarter of 2008 approximated $161 for payment of claims, professional fees, transfer taxes and other reorganization related items. We typically experience an increase in working capital during the first three months of the year due primarily to trade receivables being customarily lower at the end of the calendar year as our OEM customers’ production levels are lighter during the holiday season. Cash of $185 was used during the first quarter of 2008 to fund working capital requirements, as compared to a use of $52 in the first quarter of 2007. Cash required to fund increased accounts receivable in 2008 was $281. While due in part to higher sales, the increase was also impacted by the timing of customer payments. Collection levels in the first quarter of 2007 were higher due to a higher level of unpaid receivables from 2006 which were paid by customers in the first quarter of 2007. Increased inventory levels consumed approximately $27 of cash in the first quarter of 2008. The increase was due in part to higher material costs and production disruptions at one of our major customers that resulted from a labor strike at another major automotive supplier. Partially offsetting the use of cash for accounts receivable and inventory was increased levels of accounts payable and other working capital components which in the aggregate provided a cash source of $123.

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Cash from investing
Purchases of property, plant and equipment	$(29)	$(16)	$(39)
Proceeds from sale of businesses and assets		5	328
Change in restricted cash		93
Other	8	(5)	(15)

Cash flows provided by (used in) investing activities	$(21)	$77	$274

     Divestitures of the engine hard parts, fluid products and trailer axle businesses and the sale of our investment in GETRAG provided cash of $303 in the first three months of 2007 and proceeds from DCC investment-related actions generated $25. Expenditures for property, plant and equipment were slightly higher than last year in part due to timing. DCC cash that was restricted during bankruptcy by a forbearance agreement with DCC noteholders was reduced as payments were made to the noteholders.

	Three Months Ended
	March 31, 2008
	Period from	Prior Dana	Prior Dana
	February 1	January 1	Three Months
	through	through	Ended
	March 31,	January 31,	March 31,
	2008	2008	2007
Cash from financing
Net change in short-term debt	$(7)	$(18)	$65
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Issuance of Exit Facility Debt	80	1,350
Original issue discount and deferred financing fees		(154)
Repayment of Exit Facility debt	(4)
Payment of DCC Medium Term Notes		(136)
Issuance of Series A and Series B preferred stock		771
Other	(5)	(1)

Cash flows provided by financing activities	$64	$912	$265

     At emergence from bankruptcy on January 31, 2008, we obtained proceeds of $1,350 under a new Exit Facility and $771 of proceeds through the issuance of Series A and Series B shares of preferred stock. These proceeds were used in part to repay the $900 outstanding under the DIP Credit agreement, pay Exit Facility original issue discount costs and fees of $154, and retire the remaining amount owed to DCC noteholders through satisfaction of DCC’s bankruptcy claim against Prior Dana. Post-emergence, additional proceeds of $80 were received under the Exit Facility. During the first three months of 2007, we borrowed an additional $200 under the DIP Credit Agreement. We also borrowed 35 British pounds ($67) under a short-term financing arrangement in the U.K. to facilitate the restructuring of our pension obligations.
Financing Activities
Cash and Cash Equivalents
     Cash deposits are maintained to provide credit enhancement for certain agreements. These financial instruments are typically renewed each year and are recorded in Cash and cash equivalents. In most instances, these cash deposits may be withdrawn if comparable security is provided in the form of letters of credit.
     At March 31, 2008, cash and cash equivalents held in the U.S. amounted to $557. Included in this amount was $71 of cash deposits primarily to provide credit enhancement for certain lease agreements, support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash held by DCC is no longer restricted as the obligations under a forbearance agreement have been satisfied.
     At March 31, 2008, cash and cash equivalents held outside the U.S. amounted to $726. Included in this amount was $47 of cash deposits primarily to provide credit enhancement for certain lease agreements and to support letters of credit, bank guarantees and certain employee benefit obligations.

     Cash deposits are not considered to be restricted as they could be replaced by letters of credit available under our Exit Facility (discussed in Note 14 to our consolidated financial statements in Item 1 of Part I). Availability at March 31, 2008 was adequate to cover the deposits for which replacement by letters of credit is permitted.
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. In addition, at March 31, 2008, $85 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
Intercompany Loans
     Certain of our international operations had intercompany loan obligations to the U.S. totaling $457 at March 31, 2008. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities, (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes and (iii) from certain entities having declared a dividend in kind in the form of a note payable. Intercompany loans of $252 are denominated in a foreign currency and not considered permanently invested as they are expected to be repaid in the near term. Accordingly, foreign exchange gains and losses on these loans are reported in other income (expense) rather than being recorded in other comprehensive income as translation gain or loss.
Credit Agreements
DIP Credit Agreement
     Prior Dana, as borrower, and its Debtor subsidiaries, as guarantors, were parties to the DIP Credit Agreement that was initially approved by the Bankruptcy Court in March 2006. Under the DIP Credit Agreement, we had a $650 revolving credit facility and a $900 term loan facility at December 31, 2007. For a discussion of the terms of the DIP Credit Agreement, see Note 10 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At December 31, 2007, we had borrowed $900 under the DIP Credit Agreement. All of the loans and other obligations under the DIP Credit Agreement were repaid as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility.
Exit Financing
     On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were $1,276 after $114 of original issue discount and other customary issuance costs and fees of $40 both of which were deferred and will be amortized into interest expense over the term of the loan. There were no borrowings under the Revolving Facility at the Effective Date, but $200 was utilized for existing letters of credit. For an explanation of the terms of the Exit Facility, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At March 31, 2008, we had gross borrowings of $1,426 (before reduction of $111 for unamortized original issue discount) under the Term Facility and although we had no borrowing under the Revolving Facility, we had utilized $191 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $398 after deducting the outstanding letters of credit.

European Receivables Loan Facility
     In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and the receivables program, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K. At March 31, 2008, there was availability of $117 in countries that have securitization in place and there were borrowings under this facility equivalent to $90 recorded as notes payable. The proceeds from the borrowings are used for operations including the repayment of intercompany debt.
Canadian Credit Agreement
     In June 2006, Dana Canada Corporation (Dana Canada), as borrower, and certain of its Canadian affiliates, as guarantors, entered into a Credit Agreement (the Canadian Credit Agreement) with Citibank Canada, as agent, initial lender and an issuing bank, and with JPMorgan Chase Bank, N.A., Toronto Branch, and Bank of America, N.A., Canada Branch, as initial lenders and issuing banks. The Canadian Credit Agreement provided for a $100 revolving credit facility, of which $5 was available for the issuance of letters of credit. At January 31, 2008, less than $1 of the facility was being utilized for the letters of credit and there had been no borrowings over the life of this agreement. The Canadian Credit Agreement was terminated upon our emergence from bankruptcy.
DCC Notes
     See Note 3 to our financial statements in Item 1 of Part I for information about DCC’s repayment of outstanding notes.
Interest Rate Agreements
     Interest on the Term Facility is at variable interest rates. Under the terms of the Term Facility, we are required to enter into interest rate hedge agreements by May 30, 2008 and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years.
Cash Obligations

		Payments Due by Period
		Less than	1 - 3	4 -5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Principal of long-term debt	$1,426	$14	$29	$29	$1,354
Interest on long-term debt	604	97	192	188	127
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. In the first quarter of 2008, there were no significant changes in the cash obligations reported in Item 7 of our 2007 Form 10-K except for the change in the obligations under our new debt facilities. Our DIP loan of $900 was repaid on January 31, 2008, and on January 31 and February 1, 2008 we took on the long-term debt obligation shown in the table above.
Contingencies
Impact of Our Bankruptcy Filing
     During our Chapter 11 reorganization proceedings, most actions against the Debtors relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.
     During January 2008, both an Ad Hoc Committee of Asbestos Personal Injury Claimants as well as an asbestos claimant, Jose Angel Valdez, filed notices of appeal of the Confirmation Order. During February 2008, the United States District Court for the Southern District of New York consolidated the two appeals. Prior Dana and the other post-emergence Debtors filed with the District Court (i) a motion to dismiss the consolidated appeal and (ii) a brief in support of the motion to dismiss and on the merits of the consolidated appeal. The consolidated appeal and the motion to dismiss are currently pending before the District Court, with oral arguments yet to be scheduled.

Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the lead plaintiffs filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral arguments have not been scheduled.
      A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral arguments have not been scheduled.
SEC Investigation
     In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that the Prior Dana Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, the same month that we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had issued a formal order of investigation with respect to matters related to our restatements. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of the law have occurred. We are continuing to cooperate fully with the SEC in the investigation.
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

Asbestos Personal Injury Liabilities
     We had approximately 41,000 active pending asbestos personal injury liability claims at March 31, 2008, which is generally unchanged from the number of claims pending at December 31, 2007, including approximately 6,000 claims that were settled but awaiting final documentation and payment. In connection with applying fresh start accounting, we assigned probabilities to the values underlying the estimated range of future asbestos indemnity and defense costs included in the December 31, 2007 actuarial valuation obtained to estimate our liability associated with these obligations. The related cash flows were probability weighted and discounted to determine the fair value as of January 31, 2008. As a result, we had accrued $144 for indemnity and defense costs for pending and future asbestos personal injury liability claims at March 31, 2008. Our policy before the adoption of fresh start accounting had been to accrue the undiscounted low end of the range of projected obligations, which had resulted in an accrual of $136 at December 31, 2007.
     Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a credit to other income. Commutation proceeds of $2 were credited to other income in the two months ended March 31, 2008.
     At March 31, 2008, we had recorded $73 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The March 31 amount was also discounted using the same methodology as the associated liability. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we exercised in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount receivable from our insurers and others of $18 at March 31, 2008, compared to $17 at December 31, 2007. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.
     As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Prior Dana which was then merged into Dana Companies, LLC, a consolidated wholly owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.
Other Product Liabilities
     We had accrued $2 for non-asbestos product liability costs at March 31, 2008, compared to $4 at December 31, 2007, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     Accrued environmental liabilities at March 31, 2008 were $21, compared to $180 at December 31, 2007. We retained $19 of the $180 liability as a post-emergence obligation. Claims of $161 are being addressed through the unresolved claims process described in the Emergence from Reorganization Proceedings section of Item 1 of Part I. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.

     We considered the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our remaining environmental liabilities as of January 31, 2008.
     One of the larger claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. We reached agreement with the Government in April 2008 providing for an allowed general unsecured claim of $126, which will be settled by distribution of shares from the disputed claims reserve. At December 31, 2007, we had concluded there was a probable settlement outcome and adjusted the December 2007 liability to the probable settlement amount.
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through March 31, 2008, we had paid $47 to claimants and collected $29 from our insurance carriers with respect to these claims. At March 31, 2008, we had a receivable of $18 that we expect to recover from available insurance and surety bonds relating to these claims.
Critical Accounting Estimates
     Except as discussed below, our critical accounting estimates for purposes of the financial statements in this report are the same as those discussed in Item 7 of our 2007 Form 10-K.
Tax Rates
     For purposes of preparing our interim financial statements, we utilize an estimated annual effective tax rate for ordinary items that is reevaluated each period based on changes in the components used to determine the annual effective rate.
Retiree Benefits
     We use several key assumptions to determine our plan expenses and obligations for our defined benefit retirement programs. These key assumptions include the interest rate used to discount the obligations, the long-term estimated rate of return on plan assets and the health care cost trend rates. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.
     Restructuring actions involving facility closures and employee downsizing and divestitures frequently give rise to adjustments to employee benefit plan obligations, including the recognition of curtailment or settlement gains and losses. Upon the occurrence of these events, the obligations of the employee benefit plans affected by the action are re-measured based on updated assumptions as of the re-measurement date.

     Certain changes to our U.S. defined benefit retirement programs were implemented during the bankruptcy process. Other changes specific to union-represented employees became effective on January 31, 2008 with our emergence from bankruptcy. Our postretirement healthcare obligations for all U.S. employees and retirees have been eliminated. With regard to pension benefits, credited service and benefit accruals have been frozen for all U.S. employees in defined benefit pension plans.
     In connection with the adoption of fresh start accounting upon emergence, we were required to re-measure the assets and liabilities of all of our defined benefit plans using updated assumptions. See additional discussion of our pension and other postretirement benefit obligations in Note 11 to the financial statements in Item 1 of Part I.
Long-lived Asset and Goodwill Impairment
     We perform periodic impairment analyses on our long-lived assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When such indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value.
     Asset impairments often result from significant actions like the discontinuance of customer programs and facility closures. During our reorganization several initiatives including customer program evaluations and manufacturing footprint assessments caused us to recognize asset impairments. Future decisions in connection with these types of actions or new actions could result in additional asset impairment losses in the future.
     In addition, we have increased the valuation of our inventory, goodwill, other intangible assets and fixed assets as part of fresh start accounting. These valuation increases may result in recorded values that will not be supported by future cash flows which could result in additional impairment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to various types of market risks, including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such risks. There have been no material changes to the market risk exposures discussed in Item 7A of our 2007 Form 10-K.
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
     Our management, with participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end period covered by this Report on Form 10-Q. Our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
CEO and CFO Certifications
     The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2007 Form 10-K for a more complete understanding of the matters covered by the Certifications.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     As discussed in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Emergence Proceedings,” and in Notes 1 and 3 to the consolidated financial statements in Item 1 of Part I, we emerged from bankruptcy on January 31, 2008. Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors, including claims with respect to debt, pension and postretirement healthcare obligations and other liabilities, were addressed in connection with our emergence from bankruptcy.
     As previously reported and as discussed in Item 2 of Part I and in Note 16 to the financial statements in Item 1 of Part I, we are a party to a pending stockholder derivative action, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004 and we are party to an appeal of our Confirmation Order. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
ITEM 1A. RISK FACTORS
     We discussed a number of risk factors that could adversely affect our business, financial condition and results of operations in Item 1A of our 2007 Form 10-K. Except as set forth below, there have been no material changes in the risk factors previously disclosed.
     Steel is a key raw material we use in the manufacturing of our products and we are a significant user of steel. During the first quarter of this year and continuing into the second quarter, steel prices have increased at record rates. Consequently, overall steel price pressures remain a significant concern for our business and higher steel prices are likely to have an adverse impact on our operating results for the foreseeable future.
     On February 26, 2008, UAW workers at five American Axle and Manufacturing Holdings Inc. plants in Michigan and New York went on strike. The strike has affected numerous assembly plants at General Motors, including some plants we supply with our axle and structures products. The strike has lowered General Motor's production volumes in North America and consequently has adversely impacted our operating results.
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Holding Corporation (Registrant)
Date: May 12, 2008	/s/ Kenneth A. Hiltz
Kenneth A. Hiltz
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of Filing or
No.	Description	Furnishing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report

10.1**	Executive Employment Agreement dated April 16, 2008 by and between Gary L. Convis and Dana Holding Corporation	Filed with this report

10.2**	Executive Employment Agreement dated April 16, 2008 by and between John M. Devine and Dana Holding Corporation	Filed with this report

10.3**	Executive Employment Agreement dated April 16, 2008 by and between Robert H. Marcin and Dana Holding Corporation	Filed with this report

**	Management contract or compensatory plan