Form 10-Q
period 2008-06-30
DANA HOLDING CORP
filed 2008-08-08
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common stock, $0.01 par value	99,854,161

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2008

PART I — FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Net sales	$2,333	$2,289	$3,894	$751	$4,434
Costs and expenses
Cost of sales	2,206	2,141	3,683	702	4,184
Selling, general and administrative expenses	84	88	149	34	184
Amortization of intangibles	19		31
Realignment charges, net	40	134	45	12	153
Impairment of goodwill	75		75
Impairment of intangible assets	7		7
Other income, net	20	32	52	8	78

Income (loss) from continuing operations before interest, reorganization items and income taxes	(78)	(42)	(44)	11	(9)
Interest expense (contractual interest of $55 for the three months ended June 30, 2007, $17 for the one month ended January 31, 2008 and $105 for the six months ended June 30, 2007)	35	28	62	8	51
Reorganization items, net	12	38	21	98	75
Fresh start accounting adjustments				1,009

Income (loss) from continuing operations before income taxes	(125)	(108)	(127)	914	(135)
Income tax expense	(12)	(3)	(32)	(199)	(18)
Minority interests	(3)	(4)	(5)	(2)	(6)
Equity in earnings of affiliates	2	10	3	2	18

Income (loss) from continuing operations	(138)	(105)	(161)	715	(141)
Loss from discontinued operations	(2)	(28)	(3)	(6)	(84)

Net income (loss)	(140)	(133)	(164)	709	(225)
Preferred stock dividend requirements	8		13

Net income (loss) available to common stockholders	$(148)	$(133)	$(177)	$709	$(225)

Net income (loss) per share from continuing operations:
Basic	$(1.46)	$(0.70)	$(1.74)	$4.77	$(0.94)
Diluted	$(1.46)	$(0.70)	$(1.74)	$4.75	$(0.94)
Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.19)	$(0.02)	$(0.04)	$(0.56)
Diluted	$(0.01)	$(0.19)	$(0.02)	$(0.04)	$(0.56)
Net income (loss) per share available to common stockholders:
Basic	$(1.47)	$(0.89)	$(1.76)	$4.73	$(1.50)
Diluted	$(1.47)	$(0.89)	$(1.76)	$4.71	$(1.50)
Average common shares outstanding — Basic	100	150	100	150	150
Average common shares outstanding — Diluted	160	150	160	150	150
The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)

	Dana	Prior Dana
	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,191	$1,271
Restricted cash		93
Accounts receivable
Trade, less allowance for doubtful accounts of $24 in 2008 and $20 in 2007	1,431	1,197
Other	295	295
Inventories
Raw materials	401	331
Work in process and finished goods	640	481
Assets of discontinued operations		24
Other current assets	147	100

Total current assets	4,105	3,792

Goodwill	248	349
Intangibles	649	1
Investments and other assets	269	348
Investments in affiliates	172	172
Property, plant and equipment, net	2,039	1,763

Total assets	$7,482	$6,425

Liabilities and stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$62	$283
Debtor-in-possession financing		900
Accounts payable	1,203	1,072
Accrued payroll and employee benefits	265	258
Liabilities of discontinued operations		9
Taxes on income	160	12
Other accrued liabilities	501	418

Total current liabilities	2,191	2,952

Liabilities subject to compromise		3,511
Deferred employee benefits and other non-current liabilities	879	630
Long-term debt	1,318	19
Minority interest in consolidated subsidiaries	115	95
Commitments and contingencies (Note 16)

Total liabilities	4,503	7,207

Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529
Common stock, $.01 par value, 450,000,000 authorized, 99,735,387 issued and outstanding	1
Prior Dana common stock, $1.00 par value, 350,000,000 authorized, 150,245,250 issued and outstanding		150
Additional paid-in capital	2,310	202
Accumulated deficit	(177)	(468)
Accumulated other comprehensive income (loss)	74	(666)

Total stockholders’ equity (deficit)	2,979	(782)

Total liabilities and stockholders’ equity (deficit)	$7,482	$6,425

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Cash flows — operating activities
Net income (loss)	$(164)	$709	$(225)
Depreciation	120	23	139
Amortization of intangibles	38
Amortization of inventory valuation	15
Amortization of deferred financing charges and original issue discount	11
Impairment of goodwill and other intangible assets	82
Non-cash portion of U.K. pension charge			60
Minority interest	5	2	6
Deferred income taxes	(17)	191	(7)
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(97)
Reorganization items net of cash payments	(23)	79	7
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)	(27)
Loss (gain) on sale of businesses and assets	1	7	(8)
Change in working capital	(67)	(61)	(64)
Other, net	(22)	19	(33)

Net cash flows used in operating activities	(851)	(122)	(152)

Cash flows — investing activities
Purchases of property, plant and equipment	(76)	(16)	(94)
Proceeds from sale of businesses and assets		5	421
Change in restricted cash		93	(88)
Other	(4)	(5)	25

Net cash flows provided by (used in) investing activities	(80)	77	264

Cash flows — financing activities
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Net change in short-term debt	(88)	(18)	(28)
Payment of DCC Medium Term Notes		(136)
Proceeds from Exit Facility debt	80	1,350
Original issue discount fees		(114)
Deferred financing fees	(1)	(40)
Repayment of Exit Facility debt	(7)
Issuance of Series A and Series B preferred stock		771
Preferred dividends paid	(11)
Other	(12)	(1)	(2)

Net cash flows provided by (used in) financing activities	(39)	912	170

Net increase (decrease) in cash and cash equivalents	(970)	867	282
Cash and cash equivalents — beginning of period	2,147	1,271	704
Effect of exchange rate changes on cash balances	14	5	28
Net change in cash of discontinued operations		4	(13)

Cash and cash equivalents — end of period	$1,191	$2,147	$1,001

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2007, Prior Dana	$—	$150	$202	$(468)	$(666)	$(782)
Comprehensive income:
Net income				709		709

Currency translation					3	3
Defined benefit plans					79	79
Other					(6)	(6)

Other comprehensive income						76

Total comprehensive income						785
Cancellation of Prior Dana common stock		(150)	(202)			(352)
Elimination of Prior Dana accumulated deficit and accumulated other comprehensive loss				(241)	590	349

Balance, January 31, 2008, Prior Dana
Issuance of new equity in connection with emergence from Chapter 11	771	1	2,267			3,039

Balance, January 31, 2008, Dana	771	1	2,267			3,039

Comprehensive income:
Net loss				(164)		(164)

Currency translation					77	77
Defined benefit plans					37	37
Income tax provision					(26)	(26)
Unrealized investment gains (losses) and other					(14)	(14)

Other comprehensive income						74

Total comprehensive loss						(90)
Preferred stock dividends				(13)		(13)
Employee emergence bonus			40			40
Stock compensation			3			3

Balance, June 30, 2008, Dana	$771	$1	$2,310	$(177)	$74	$2,979

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
INDEX TO NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
1.	Organization and Summary of Significant Accounting Policies

2.	Emergence from Chapter 11

3.	Reorganization Proceedings

4.	Asset Impairments and Divestitures

5.	Discontinued Operations

6.	Realignment of Operations

7.	Goodwill and Other Intangible Assets

8.	Capital Stock

9.	Earnings Per Share

10.	Incentive and Stock Compensation

11.	Pension and Postretirement Benefit Plans

12.	Comprehensive Income (Loss)

13.	Cash Deposits

14.	Financing Agreements

15.	Fair Value Measurements

16.	Commitments and Contingencies

17.	Warranty Obligations

18.	Income Taxes

19.	Other Income, Net

20.	Segments

Notes to Consolidated Financial Statements
($ in millions, except per share amounts)
Note 1. Summary of Significant Accounting Policies
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
     This report, as discussed in Note 2, includes the results of the implementation of the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and the effects of the adoption of fresh start accounting. In accordance with generally accepted accounting principles in the United States (GAAP), historical financial statements of Prior Dana will be presented separately from Dana results in this filing and future filings.
     The implementation of the Plan and the application of fresh start accounting result in financial statements that are not comparable to financial statements in periods prior to emergence.
Summary of Significant Accounting Policies
     Basis of Presentation — As discussed in Note 2, the Debtors reorganized under Chapter 11 of the United States Bankruptcy Code. American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
     We adopted SOP 90-7 on March 3, 2006 (the Filing Date) and prepared our financial statements in accordance with its requirements through January 31, 2008. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and the related restructuring of our business were reported separately as reorganization items in our statement of operations. Our balance sheet prior to February 1, 2008 distinguished pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that were affected by the plan of reorganization were reported at the amounts expected to be allowed by the Bankruptcy Court. In addition, cash provided by or used for reorganization items was disclosed separately in our statement of cash flows. See Note 3 for further information about our financial statement presentation under SOP 90-7.

     Estimates — These consolidated financial statements are prepared in accordance with GAAP, which require the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability, asbestos and warranty accruals; valuation of post-employment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of goodwill; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.
     As discussed above, in connection with the adoption of fresh start accounting, our assets were valued at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141). In addition, our liabilities were adjusted to fair value or present value where appropriate. Deferred taxes are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).
     Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories, and on the average or first-in, first-out (FIFO) cost basis for most non-U.S. inventories. In connection with our adoption of fresh start accounting on February 1, 2008, inventories were increased by $169, including the elimination of the U.S. LIFO reserve of $120. Of this increase, $15 related to FIFO basis inventory outside of the U.S. The $15 was amortized to cost of sales as the inventory was sold, negatively impacting gross margin, primarily in the first quarter with a nominal amount in the second quarter.
     Property, Plant and Equipment — As a result of our adoption of fresh start accounting on February 1, 2008, property, plant and equipment have been stated at fair value (see Note 2) with useful lives ranging from two to thirty years. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Prior to the Effective Date, property, plant and equipment of Prior Dana was recorded at cost. If assets are impaired their value is reduced by an increase in the depreciation reserve.
     Long-term Assets and Liabilities — As required by SFAS 141, in connection with the application of fresh start accounting we discounted our asbestos and worker’s compensation liabilities and the related amounts recoverable from the insurers. We discounted the projected cash flows using a risk-free rate of 4.0%, which we interpolated for the applicable period using U.S. Treasury rates. Use of a risk free rate was considered appropriate given that other risks affecting the volume and timing of payments had been considered in developing the probability-weighted projected cash flows.
     Intangible Assets — SFAS 141 requires intangible assets to be recorded separately from goodwill if they meet certain criteria. Intangible assets valued in connection with fresh start accounting include customer contracts, developed technology and trademarks and trade names. Customer contracts and developed technology have finite lives while substantially all of the trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators exist. Historically we carried nominal values for acquired patent and trademark intangibles at cost. See Notes 2 and 7 for more information about intangible assets.
     Goodwill — Goodwill represents the excess of the reorganization value of Dana over the fair value of tangible and identified intangible assets. Goodwill is reviewed annually, and under certain circumstances on an interim basis, to determine if any impairment has occurred. See Note 7 for more information about goodwill.
     Earnings Per Share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average common shares outstanding during the period. Prior Dana shares were cancelled at emergence and shares in Dana were issued. Therefore the earnings per share information for Dana is not comparable to Prior Dana earnings per share. See Note 9 for details of the shares outstanding.

     Recent Accounting Pronouncements — In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose additional information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We have not yet determined the impact SFAS 161 will have on the notes to our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective on January 1, 2009. We have not yet determined the impact FSP 142-3 will have on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 07-5 on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of EITF 08-3 on our consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” The FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, with all prior period EPS data being adjusted retrospectively. Early adoption is not permitted. We have not yet determined the impact of FSP 03-6-1 on our consolidated financial statements.

Note 2. Emergence from Chapter 11
Emergence from Reorganization Proceedings and Related Subsequent Events
     Background — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 of the Bankruptcy Code from the Filing Date until emergence from Chapter 11 on January 31, 2008. The Debtors’ Chapter 11 cases (collectively, the Bankruptcy Cases) were consolidated in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither Dana Credit Corporation (DCC) and its subsidiaries nor any of our non-U.S. affiliates were Debtors.
     Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Plan and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock (valued in reorganization at $1,628) on the Effective Date to holders of allowed general unsecured claims in Class 5B totaling approximately $2,050. Pursuant to the Plan, we also issued and set aside approximately 28 million additional shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence and through the date of this filing, we have distributed an additional 8 million shares for allowed claims (valued in reorganization at $182) increasing the total distribution to $1,810 for unsecured claims of approximately $2,090. The corresponding decrease in the disputed claims reserve leaves 20 million shares (valued in reorganization at $458). The claim amount related to the remaining shares for disputed and unliquidated claims is estimated to be approximately $540. To the extent that these remaining claims are settled for less than $540, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B. The terms and conditions governing these distributions are set forth in the Plan and the Confirmation Order.
     Under the provisions of the Plan, approximately two million shares of common stock (valued in reorganization at $46) have been issued and distributed since the Effective Date to pay emergence bonuses to union employees and non-union hourly and salaried non-management employees. The original accrual of $47 on the Effective Date included approximately 60,000 shares (valued in reorganization at $1) that will not be utilized for these bonuses. These shares will be distributed instead to the holders of allowed general unsecured claims in Class 5B as provided in the Plan.
     Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $97 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims of $212, with the remaining cash payments of $115 expected to be made during the remainder of 2008.
     Common Stock — As discussed in Note 8, pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled on the Effective Date, and we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share.
     Preferred Stock — As discussed in Note 8, pursuant to the Plan, we also issued 2,500,000 shares of 4.0% Series A Preferred Stock, par value $0.01 per share (the Series A Preferred), and 5,400,000 shares of 4.0% Series B Preferred Stock, par value $0.01 per share (the Series B Preferred), on the Effective Date. See Note 8 for dividend and conversion terms and an explanation of registration rights.

     Financing at emergence — As discussed in Note 14, we entered into an exit financing facility (the Exit Facility) on the Effective Date. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. See Note 14 for the terms and conditions of these facilities and the availability of additional borrowing.
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
     The timing of the availability of funds from the Exit Facility resulted in a January 31, 2008 consummation of the Plan. We have selected February 1, 2008 for adoption of fresh start accounting. In accordance with SOP 90-7, the results of operations of Dana for January 2008 include charges of $21 incurred during the month of January plus one-time reorganization costs incurred at emergence of $104 offset by a pre-emergence gain of $27 resulting from the discharge of liabilities under the Plan. In addition, we recorded a credit to earnings of $1,009 ($831 after tax) resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to record their fair values under fresh start accounting.
     SOP 90-7 provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. Dana’s compromise total enterprise value is $3,563. This value represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors. This value, along with other terms of the Plan, was determined only after extensive arms-length negotiations with the claimholders. Dana developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks (the discounted cash flows). This valuation and a valuation using market value multiples for peer companies were blended to arrive at the compromise valuation. This value is the enterprise value of the entity and, after adjusting for certain liabilities and debt as explained below and summarized in explanatory note (5) to the reorganized consolidated balance sheet, is intended to approximate the amount a willing buyer would pay for the assets and liabilities of Dana immediately after restructuring.
     The basis for the discounted cash flows (DCF) was the projections published in the Plan. These five-year estimates included projected changes associated with our reorganization initiatives, anticipated changes in general market conditions, including variations in market regions and known new business gains and losses, as well as other factors considered by Dana management. We completed the DCF analysis by operating segment in late 2007 using discount rates ranging from 10.5% to 11.5% based on a capital asset pricing model which utilized weighted average cost of capital relative to certain ASG and HVSG reference group companies. The estimated enterprise value and the resulting equity value were highly dependent on the achievement of the future financial results contemplated in the projections that were published in the Plan. The estimates and assumptions made in our valuation are inherently subject to significant uncertainties, many of which are beyond our control, and there was no assurance that these results could be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the measurement value included the revenue assumptions, anticipated levels of commodity costs, achievement of the cost reductions outlined in our 2007 Form 10-K, the discount rate utilized, expected foreign exchange rates, the demand for pick-up trucks and SUVs and the overall strength of the U.S. automotive markets. The primary assumptions for conditions expected to be different from conditions in late 2007 were stronger light vehicle and off-highway markets outside North America and a peak in demand for Class 8 trucks in North America in 2009 related to stricter U.S. emission standards that become effective in 2010.
     Based on conditions in the automotive industry and general economic conditions, we used the low end of the range of valuations to determine the enterprise reorganization value.

     For the DCF portion of the valuation, we utilized the average of two DCF methodologies to derive the enterprise value of Dana:
•	Earnings Before Income Tax, Depreciation and Amortization (EBITDA) Multiple Method — The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value of Dana, computed using EBITDA exit multiples by segment ranging from 3.8 to 9.0 based in part on the range of multiples calculated in using a comparable public company methodology, to arrive at an implied enterprise value for Dana’s operating assets (excluding cash).

•	Perpetuity Growth Method — The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value of Dana, which was computed using the perpetuity growth method based in part on industry growth prospects and our business plans, to arrive at an implied enterprise value for Dana’s operating assets (excluding cash).
     We also utilized a comparable companies methodology which identified a group of publicly traded companies whose businesses and operating characteristics were similar to those of Dana as a whole, or similar to significant portions of Dana’s operations, and evaluated various operating metrics, growth characteristics and valuation multiples for equity and net debt for each of the companies in the group. We then developed a range of valuation multiples to apply to our projections to derive a range of implied enterprise values for Dana. The multiples ranged from 3.8 to 9.0 depending on the comparable company.
     The final valuation range was an average of the DCF valuation ranges and the comparable company multiples range. This amount was also adjusted for the fair value of unconsolidated subsidiaries, the residual value of DCC’s assets, the fair value of our net operating losses and a note receivable obtained in connection with a divestiture in 2004.
     Under fresh start accounting, this compromise total enterprise value was adjusted for Dana’s available cash and was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in SFAS 141. Available cash was determined by adjusting actual cash at emergence for emergence related cash activity expected to occur after January 31, 2008. The valuations required to determine the fair value of certain of Dana’s assets as presented below represent the results of valuation procedures we performed. The enterprise reorganization value, after adjustments for available cash, is reduced by debt, minority interest and preferred stock with the remainder representing the value to common shareholders.
     The significant assumptions related to the valuations of our assets in connection with fresh start accounting included the following:
Inventory — The value of inventory for fresh start accounting was based on the following:
•	The fair value of finished goods was calculated as the estimated selling price of the finished goods on hand, less the costs to dispose of that inventory (i.e., selling costs) and a reasonable profit margin for the selling effort.

•	The fair value of work in process was calculated as the selling price less the sum of costs to complete the manufacturing process, selling costs and a reasonable profit on the remaining manufacturing effort and the selling effort based on profits for similar finished goods.

•	The fair value of raw material inventory was its current replacement costs.
Fixed Assets — Except for specific fixed assets identified as held for sale, which were valued at their estimated net realizable value, fixed assets were valued at fair value. In establishing fair value, three approaches were utilized to ensure that all market conditions were considered:
•	The market or comparison sales approach uses recent sales or offerings of similar assets currently on the market to arrive at a probable selling price. In applying this method, aligning adjustments were made to reconcile differences between the comparable sale and the appraised asset.

•	The cost approach considers the amount required to construct or purchase a new asset of equal utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:
•	Physical deterioration — the loss in value or usefulness attributable solely to physical causes such as wear and tear and exposure to the elements.

•	Functional obsolescence — a loss in value is due to factors inherent in the property itself and due to changes in design or process resulting in inadequacy, overcapacity, excess construction, lack of functional utility or excess operation costs.

•	Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry, loss of material and labor sources or change in ordinances.
•	The income approach considers value in relation to the present worth of future benefits derived from ownership and is usually measured through the capitalization of a specific level of income.
     Useful lives were assigned to applicable appraised assets based on estimates of economic future usefulness in consideration of all forms of depreciation.
Intangible Assets — The financial information used to determine the fair value of intangible assets was consistent with the information used in estimating the enterprise value of Dana. Following is a summary of each category considered in the valuation of intangible assets:
•	Core technology — An income approach, the relief from royalty method, was used to value developed technology at $99 as of January 31, 2008. Significant assumptions included development of the forecasted revenue streams for each technology category by geographic region, estimated royalty rates for each technology category, applicable tax rates by geographic region and appropriate discount rates which considered variations among markets and geographic regions.

•	Trademarks and trade names — Four trade names/trademarks were identified as intangible assets: Dana®, Spicer®, Victor-Reinz® and Long®. An income approach, the relief from royalty method, was used to value trademarks and trade names at $90 as of January 31, 2008. Significant assumptions included the useful life, the forecasted revenue streams for each trade name/trademark by geographic region, estimated applicable royalty rate for each technology category, applicable tax rates by geographic region and appropriate discount rates. For those indefinite lived trade names/trademarks (Dana® and Spicer®), terminal growth rates were also estimated.

•	Customer contracts and related relationships — Customer contracts and related relationships were valued by operating segment utilizing an income approach, the multi-period excess earnings method, which resulted in a valuation of $491. Significant assumptions included the forecasted revenue streams by customer by geographic region, the estimated contract renewal probability for each operating segment, estimated profit margins by customer by region, estimated charges for contributory assets for each customer (fixed assets, net working capital, assembled workforce, trade names/trademarks and developed technology), estimated tax rates by geographic region and appropriate discount rates.

     The adjustments presented below are to our January 31, 2008 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.
DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments (1)		Adjustments		Dana
Assets
Current assets
Cash and cash equivalents	$1,199	$948	(2)	$—		$2,147
Accounts receivable
Trade, less allowance for doubtful accounts	1,255			1	(6)	1,256
Other	316			(1	)(6)	315
Inventories	843			169	(6)	1,012
Other current assets	127			(32	)(6)	95

Total current assets	3,740	948		137		4,825

Goodwill	352			(50	)(6)	302	(5)
Intangibles	1			679	(6)	680

Investments and other assets	294	40	(2)	(35	)(6)
		(18	)(3)	(35	)(7)

	294	22		(70)		246

Investments in affiliates	172			9	(6)	181
Property, plant and equipment, net	1,763			278	(6)	2,041

Total assets	$6,322	$970		$983		$8,275

DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET (Continued)

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments(1)		Adjustments		Dana
Liabilities and Stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$177	$(49	)(2)
		15	(2)

	177	(34)				143

Debtor-in-possession financing	900	(900	)(2)
Accounts payable	1,094					1,094
Accrued payroll and employee benefits	267			1	(6)	268
Taxes on income including current deferred	132					132

Other accrued liabilities (incuding VEBA paid on February 1)	472	815	(3)	21	(6)
		86	(3)
		(15	)(2)

	472	886		21		1,379	(2)

Total current liabilities	3,042	(48)		22		3,016

Liabilities subject to compromise	3,382	(3,327	)(3)
		(55	)(2)

	3,382	(3,382)

Deferred employee benefits and other non-current liabilities	614			(29	)(6)
				105	(7)
				178	(6)

	614			254		868

Long-term debt	19					19
Term loan facility		1,221	(2)			1,221
Minority interest in consolidated subsidiaries	96			16	(6)	112

Total liabilities	7,153	(2,209)		292		5,236

Series A preferred stock		242	(2)			242
Series B preferred stock		529	(2)			529
Common stock — successor		1	(3)(5)			1
Additional paid-in capital — successor		2,267	(3)(5)			2,267
Common stock — predecessor	150	(150	)(4)
Additional paid-in capital — predecessor	202	(202	)(4)

Accumulated deficit	(515)	27	(3)	831	(6)
		(104	)(3)	(591	)(8)
		352	(4)

	(515)	275		240

Accumulated other comprehensive loss	(668)	278	(3)	591	(8)
		(61	)(3)	(140	)(7)

	(668)	217		451

Total stockholders’ equity (deficit)	(831)	3,179		691		3,039

Total liabilities and stockholders’ equity (deficit)	$6,322	$970		$983		$8,275

Explanatory Notes
(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common and preferred stock, and the cancellation of Prior Dana common and preferred stock.

(2)	Cash proceeds at emergence (net of cash payments):

Amount borrowed under the Exit Facility	$1,350
Original issue discount (OID)	(114)

Exit Facility, net of OID ($15 current, $1,221 to long-term debt)	1,236

Less: deferred issuance fees	(40)

Exit Facility net proceeds	1,196

Preferred stock issuance, net of fees and expenses — Series A	242
Preferred stock issuance, net of fees and expenses — Series B	529
Repayment of DIP lending facility	(900)
Non-union retiree VEBA obligation payment	(55)
Fees paid at emergence (including $10 previously accrued)	(15)
Payment to DCC bondholders	(49)

Net cash	$948

This entry records our exit financing, the issuance of new Series A and Series B Preferred Stock and the payment of certain bankruptcy obligations on January 31, 2008. An additional $80 of the term loan portion of the Exit Facility was borrowed by Dana on February 1, 2008 and is not included in the January balance sheet above. Debt issuance costs of $40 are recorded in Investments and other assets and OID of $114 is presented net with the debt balance. Both of these are deferred and amortized over the term of the facility. The $790 of preferred stock is recorded at the net proceeds of $771.
(3)	Retirement of Liabilities subject to compromise (LSTC):

Liabilities subject to compromise	$3,382
APBO reduction charged to LSTC and credited to Accumulated other comprehensive loss (See Note 11 to the consolidated financial statements)	(278)
Non-union retiree VEBA obligation payment	(55)
New common stock and paid-in capital issued to satisfy allowed and disputed claims	(2,268)
Claims to be satisfied in cash transferred to Other accrued liabilities at January 31, 2008 (includes $733 union VEBA obligation paid on February 1)	(815)
Prior service credits recognized (See Note 11 to the consolidated financial statements)	61

Gain on settlement of Liabilities subject to compromise	$27

Deferred tax assets not realizable due to emergence	$(18)
Reorganization costs accrued at emergence (includes $47 of emergence bonuses)	(86)

Total reorganization costs incurred at emergence (See Note 3 to the consolidated financial statements)	$(104)

This entry records reorganization costs of $104 incurred as a result of emergence and a gain of $27 on extinguishment of the obligations pursuant to implementation of the Plan.
Other accrued liabilities include a $733 liability to the union VEBAs. On February 1, 2008, Dana paid this obligation and borrowed the remaining $80 of the term loan commitment in (2) above. Payments after January 31, under the terms of the Plan, will include approximately $212 of administrative claims, priority tax claims and other classes of allowed claims, and are also included in Other accrued liabilities of Dana at January 31, 2008.
(4)	Closes Prior Dana capital stock and paid-in capital to accumulated deficit.

(5)	Reconciliation of enterprise value to the reorganization value of Dana assets, determination of goodwill and allocation of compromise enterprise value to common stockholders:

Compromise total enterprise value	$3,563
Plus: cash and cash equivalents	2,147
Less: adjustments to cash assumptions used in valuation and emergence related cash payments after January 31, 2008	(1,129)
Plus: liabilities (excluding debt and liability for emergence bonuses)	3,694

Reorganization value of Dana assets	8,275
Fair value of Dana assets (excluding goodwill)	7,973

Reorganization value of Dana assets in excess of fair value (goodwill)	$302

Reorganization value of Dana assets	$8,275
Less: liabilities (excluding debt and the liability for emergence bonuses)	(3,694)
Less: debt	(1,383)
Less: minority interest	(112)
Less: preferred stock (net of issuance costs)	(771)
Less: liability for emergence bonus shares not issued at January 31, 2008	(47)

New common stock ($1) and paid-in capital ($2,267)	$2,268

Shares outstanding at January 31, 2008	97,971,791
Per share value	$23.15
The per share value of $23.15 was utilized to record the shares issued for allowed claims, the shares issued for the disputed claims reserve and the liability for shares issued to employees subsequent to January 31, 2008 as emergence bonuses.
The $1,129 in the caption “Adjustments to cash assumptions used in valuation and emergence-related cash payments” in the table above represents adjustments to cash on hand for amounts expected to be paid for bankruptcy claims and fees after emergence of $962 (VEBA payment ($733), remaining administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims ($212) and settlements (cures) for contract rejections ($17)). In addition, consistent with assumptions made in the valuation of enterprise value, available cash was reduced by $56 for DCC settlements and $111 for cash deposits which support letters of credit, a number of self-insured programs and lease obligations, all of which were deemed to be unavailable to Dana.
The following table summarizes the allocation of fair values of the assets and liabilities at the date of emergence as shown in the reorganized consolidated balance sheet as of January 31, 2008:

Cash	$2,147
Current assets	2,678
Goodwill	302
Intangibles	680
Investments and other assets	246
Investments in affiliates	181
Property, plant and equipment, net	2,041

Total assets	8,275

Less: current liabilities (including notes payable and current portion of long-term debt)	(3,016)
Less: long-term debt	(1,240)
Less: long-term liabilities and minority interests	(980)

Total liabilities acquired	(5,236)

Net assets acquired	$3,039

(6)	This entry records the adjustments for fresh start accounting including the write-up of inventory and the adjustment of property, plant and equipment to its appraised value. Fresh start adjustments for intangible assets are also included and are based on valuations discussed above.

The adjustments required to report assets and liabilities at fair value under fresh start accounting resulted in a pre-tax adjustment of $1,009, which was reported as Fresh start accounting adjustments in the consolidated statement of operations for January 2008. Income tax expense for January included $178 of tax expense related to these adjustments, reducing to $831 the impact of fair value adjustments on net income for the month and on the accumulated deficit at January 31, 2008.

The $29 reduction in Deferred employee benefits and other non-current liabilities resulted from adjustments to the asbestos liability, discounting of workers’ compensation liabilities and reductions in certain tax liabilities.

The fresh start adjustment to Other accrued liabilities included realignment-related exit costs of $32 consisting of $10 of projected maintenance, security and taxes on assets held for sale, $9 of costs to be incurred in preparing these assets for sale and $13 of obligations under lease contracts related to facilities and equipment that were in use at January 31, 2008 but will cease operations in 2008 as part of restructuring plans approved prior to Dana’s emergence from bankruptcy. Charges to liability accounts, primarily to write off deferred revenue, reduced the total fresh start adjustment to other accrued liabilities to $21.

(7)	Charge to Accumulated other comprehensive loss for the remeasurement of retained employee benefit plans. (See Note 11 to the consolidated financial statements.)

Reduction of pension plan net assets	$(35)
Increase in Deferred employee benefits and other non-current liabilities	(105)

Charge to Accumulated other comprehensive loss	$(140)

(8)	Adjusts Accumulated other comprehensive loss to zero.
Note 3. Reorganization Proceedings
     The Bankruptcy Cases were jointly administered, and the Debtors managed their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We continued normal business operations during the bankruptcy process and emerged from bankruptcy on January 31, 2008.
     See Note 2 for an explanation of the distributions under the Plan. Except as specifically provided in the Plan, the distributions under the Plan were in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
DCC Notes
     DCC is a U.S. subsidiary of Dana but was not part of the bankruptcy. At the time of the bankruptcy filing, DCC had outstanding notes totaling approximately $399. DCC sold substantially all of its asset portfolio and used the proceeds to pay down the DCC notes to a balance of $49 as of the Effective Date. Dana and DCC had executed a settlement agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Prior Dana to DCC of $325 (the DCC Claim). On the Effective Date and pursuant to the Plan, Dana paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full.
Liabilities Subject to Compromise
     As required by SOP 90-7, liabilities that were being addressed through the bankruptcy process (i.e., general unsecured nonpriority claims) were reported as Liabilities subject to compromise and adjusted to the allowed claim amount as determined through the bankruptcy process, or to the estimated claim amount if determined to be probable and estimable in accordance with generally accepted accounting principles. Certain of these claims were resolved and satisfied on or before our emergence on January 31, 2008, while others have been or will be resolved subsequent to emergence. Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims has been discharged upon our emergence. Except for certain specific priority claims (see Note 2), most of the allowed unsecured nonpriority claims in Class 5B will be satisfied by distributions from the previously funded reserve holding shares of Dana common stock. Therefore, the future resolution of claims subject to the reserve will not have an impact on our post-emergence results of operations or financial condition. To the extent that disputed and unliquidated claims are settled for less than the $540 currently estimated, additional distributions will be made to holders of allowed unsecured nonpriority claims.
     Liabilities subject to compromise in the consolidated balance sheet include those of our discontinued operations and consisted of the following at December 31, 2007:

Prior Dana
December 31,
2007
Accounts payable	$285
Pension and other postretirement obligations	1,034
Debt (including accrued interest of $39)	1,621
Other	571

Liabilities subject to compromise	$3,511

     On the Effective Date, the Plan required that certain liabilities previously reported as Liabilities subject to compromise be retained by Dana. At December 31, 2007, we reclassified approximately $213 of liabilities, including $145 of asbestos liabilities, $27 of pension liabilities and $41 of other liabilities from Liabilities subject to compromise to current or long-term liabilities of Dana, as appropriate. Liabilities subject to compromise declined further, by $128, in January 2008 as a result of the retention of additional liabilities including $111 of priority tax claim liabilities, $9 of other tax liabilities and $8 of other liabilities. The remaining liabilities subject to compromise were discharged at January 31, 2008 or were retained by us under the terms of the Plan.
Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization were reported separately as reorganization items pursuant to SOP 90-7. Post-emergence professional fees relate to claim settlements, plan implementation and other transition costs attributable to the reorganization. Reorganization items also include provisions and adjustments to reflect the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by the non-Debtor companies as a result of the Debtors’ bankruptcy proceedings.

     The reorganization items in the consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 consisted of the following items:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Professional fees	$8	$34	$14	$27	$73
Contract rejections and claim settlements prior to emergence		8			9
Employee emergence bonus				47
Foreign tax costs due to reorganization				33
Other	4		7	19
Interest income		(4)		(1)	(7)

Total reorganization items	12	38	21	125	75

Gain on settlement of liabilities subject to compromise				(27)

Reorganization items, net	$12	$38	$21	$98	$75

     Reorganization items for the one month ended January 31, 2008 include costs incurred during the month and items recorded at emergence from bankruptcy on January 31, 2008.

	January 2008 Reorganization Items
	Prior Dana	Reorganization	Total
	January 1 to	Costs	January 1
	January 31	Incurred	through
	Reorganization	Upon	January 31,
	Costs	Emergence	2008

Professional fees	$22	$5	$27
Employee emergence bonus		47	47
Foreign tax costs due to reorganization		33	33
Other		19	19
Interest income	(1)		(1)

Total reorganization items	21	104	125

Gain on settlement of liabilities subject to compromise		(27)	(27)

Total Prior Dana reorganization items	$21	$77	$98

     The gain on settlement of liabilities subject to compromise results from the satisfaction of these liabilities at emergence through issuance of Dana common stock or cash payments, as described in Note 2. We incurred professional fees of $22 during January 2008 and we incurred additional reorganization expenses of approximately $104 upon emergence from bankruptcy on January 31, 2008. Included in the reorganization cost incurred upon emergence is an accrual of $47 for stock bonuses for certain union and non-union employees. Other one-time expenses associated with emergence included transfer taxes and other tax charges to effectuate the emergence and new legal organization, success fee obligations to certain professional advisors and other parties contributing to the bankruptcy reorganization and other costs relating directly to emergence.

Note 4. Asset Impairments and Divestitures
Asset Impairments
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation in which the assets are utilized to their carrying amount. If those cash flows are determined to be less than the carrying amount of the assets, the long-lived assets of the operation (excluding goodwill) are written down to fair value if the fair value is lower than the carrying amount. Fair value is determined based on discounted cash flows or other methods providing best estimates of value.
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
     With our adoption of fresh start accounting upon emergence, assets were revalued to new carrying values based on our enterprise reorganization value and, in some cases, the appraised values of long-lived assets are higher than their previous net book value. These increased valuations for fresh start accounting purposes subject us to greater risks of future impairment.
     Our ASG operating segments are being significantly impacted by reduced North American customer production schedules, potentially longer-term structural reductions in market demand for light pick-ups and SUVs that have been important vehicle platforms for us and higher steel costs. As a result, our earnings outlook for these businesses has declined and we recorded a goodwill impairment in the Driveshaft segment (See Note 7). We also evaluated the long-lived assets in certain of these businesses for impairment at June 30, 2008 given the reduced level of expected sales, profits and cash flows. Based on this assessment, we determined that there was no impairment.
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
     With the sale of the remaining assets of the pump products business in January 2008, we have completed the disposal of the businesses initially classified as discontinued operations in the fourth quarter of 2005.
     During January 2008, we recorded an expense of $5 in discontinued operations associated with a post-closing adjustment relating to the sale of the engine products business. The adjustment reinstated certain retained liabilities. In the second quarter of 2008, we settled the final purchase price adjustment related to the sale of our coupled products business with no impact on our results. We also recorded, as an expense in discontinued operations, additional post-closing purchase price adjustments of $2 in the second quarter of 2008 related to the sale of our engine hard parts and pump products businesses.
Note 5. Discontinued Operations
     The results of operations of the engine hard parts, fluid products and pump products businesses are aggregated and presented as discontinued operations through their respective dates of divestiture. The sales of these businesses were substantially completed during 2007.

     The results of the discontinued operations for the three and six months ended June 30, 2008 and 2007 were as follows:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Sales	$—	$138	$—	$6	$416
Cost of sales		136		6	406
Selling, general and administrative expenses		7			22
Impairment charges		3			4
Realignment and other expense, net	2	24	3	8	50

Loss before income taxes	(2)	(32)	(3)	(8)	(66)
Income tax benefit (expense)		4		2	(18)

Loss from discontinued operations	$(2)	$(28)	$(3)	$(6)	$(84)

     Realignment and other expense, net in the three months ended June 30, 2008 reflects post-closing purchase price adjustments. Other expense in January of 2008 includes the pre-tax loss of $1 on the sale of the remaining pump products business and a post-closing adjustment of $5 related to the sale of the engine hard parts business in the prior year. For the three months ended June 30, 2007, realignment and other expense, net included a charge of $17 for settlement of pension obligations in the U.K. (see Note 11) relating to discontinued operations and a charge of $9 for estimated bankruptcy claim settlements.
     We recorded a pre-tax loss of $26 during the first quarter of 2007 related to the sale of the engine hard parts business.
     The assets and liabilities of discontinued operations reported in the consolidated balance sheet at December 31, 2007 consisted of the following:

Prior Dana
December 31,
2007
Assets of discontinued operations
Accounts receivable	$13
Inventories	5
Cash and other assets	6

Total assets	$24

Liabilities of discontinued operations
Accounts payable	$6
Accrued payroll and employee benefits	1
Other current liabilities	2

Total liabilities	$9

     There were no assets and liabilities of discontinued operations as of June 30, 2008.
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

     In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility, and in June 2008, we announced the closure of our Light Axle foundry in Venezuela. The realignment costs recorded in 2008 relate primarily to these two closures and costs associated with the completion of two other previously announced closures and work force reduction initiatives.
     In connection with the adoption of fresh start accounting, the facilities then expected to be closed in 2008 were treated as closures of acquired facilities in accordance with Emerging Issues Task Force Issue No. 95-3 and $32 was recorded at emergence for additional closure-related obligations.
     The following tables show the realignment charges and related payments including the amounts accrued in January 2008 under fresh start accounting recorded in our continuing operations for the three and six months ended June 30, 2008.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at March 31, 2008	$55	$—	$39	$94
Activity during the period
Charged to realignment	30	1	9	40
Non-cash write-off		(1)		(1)
Cash payments	(17)		(29)	(46)

Balance at June 30, 2008	$68	$—	$19	$87

	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2007	$53	$—	$15	$68
Activity during the period
Charged to realignment	7	2	3	12
Fresh start adjustment			32	32
Non-cash write-off		(2)		(2)
Cash payments	(2)		(3)	(5)

Balance at January 31, 2008	58		47	105
Activity during the period
Charged to realignment	31	1	13	45
Non-cash write-off		(1)		(1)
Cash payments	(21)		(41)	(62)

Balance at June 30, 2008	$68	$—	$19	$87

     At June 30, 2008, $87 of realignment accruals remained in other accrued liabilities, including $68 for the reduction of approximately 1,900 employees to be completed by the end of 2009 and $19 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $57 in 2008 and $30 thereafter.
     Realignment initiatives are generally completed over multiple reporting periods. In addition to the $87 accrued at June 30, 2008, we estimate that another $41 will be expensed in the future to complete pending initiatives. The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for the Automotive Systems Group (ASG) and the Heavy Vehicle Systems Group (HVSG) business units and the underlying segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2008	2008	to Date	Complete
ASG
Axle	$53	$25	$78	$13
Driveshaft	28	10	38	22
Structures	68	5	73	2

Total ASG	149	40	189	37
HVSG
Off-Highway				2
Commercial Vehicle	18	16	34	2
OTHER		1	1

Total continuing operations	$167	$57	$224	$41

Note 7. Goodwill and Other Intangible Assets
Goodwill
     Goodwill is tested for impairment on an annual basis, and more frequently if indicators of potential impairment exist, using a fair-value based approach. The valuation for impairment is generally based on valuation models that incorporate internal projections of expected future cash flows and operating plans. The annual impairment tests are performed as of October 31.
     SFAS 142 requires that the impairment test be performed through the application of a two-step fair value test. The first step of the test compares the book value of our reporting units, which are our operating segments, to their estimated fair values at the respective test dates. The estimated fair values of the reporting units are computed using the present value of estimated future cash flows. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. The second step of the impairment test compares the fair value of these assets to their book values. The implied fair value of goodwill is calculated as the excess of the estimated fair value of the reporting unit being tested over the fair value of the tangible assets and liabilities as well as existing recorded and unrecorded identifiable intangible assets. The estimated implied fair value of goodwill is compared to its respective carrying value and any excess carrying value is recorded as an impairment charge.
     The Driveshaft segment in ASG was tested for impairment in the second quarter of 2008 due to adverse conditions in the automotive market. Lower production volumes and higher costs contributed to lower than expected operating profits and cash flows for this business. Based on the significant cuts to production schedules of major U.S. customers and the declining sales of the pick-up truck and SUV platforms on which we have significant driveshaft content, our earnings outlook for this business has declined.
     Based on our revised outlook, the fair value of the Driveshaft segment, as determined using the estimated present value of future cash flows, did not support the recorded goodwill. Accordingly, our second quarter 2008 results include a goodwill impairment charge of $75 to write down the goodwill in this segment. We used the same assumptions and methodologies as described in Note 2 to determine the fair value of the segment’s tangible and intangible assets.

     The following table summarizes the components of goodwill by operating segment:

		Fresh	Impairment	Effect of
	December 31,	Start	of	Currency	June 30,
	2007	Adjustments	Goodwill	and Other	2008
ASG
Driveshaft	$173	$2	$(75)	$11	$111
Sealing	26	(26)
Thermal	31	(31)

Total	230	(55)	(75)	11	111

HVSG
Off-Highway	119	5		13	137

Total	$349	$(50)	$(75)	$24	$248

     In accordance with SFAS 109, we have included in the Effect of Currency and Other in the table above, an increase in goodwill of $11 for the accrual of tax liabilities identified in the second quarter but related to tax uncertainties that existed at the date of emergence. Goodwill was also increased by $3, the net effect of items adjusted in our balance sheet during the second quarter which should have been included in the goodwill amount recorded at emergence. These out of period adjustments made during the second quarter of 2008 are not considered material to prior periods or the current period.
Other Intangible Assets
     In connection with the adoption of fresh start accounting, certain intangible assets including core technology, trademarks and trade names and customer relationships were recorded at their estimated fair value on January 31, 2008. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana ®, Spicer ® and others. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income. See Note 2 regarding the valuation of these intangible assets.
     Except for certain trademarks and trade names, our intangible assets are subject to amortization. The amortizable intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to seventeen years. We evaluate the recoverability of intangible assets periodically and take into account remaining useful lives and events or circumstances that are impairment indicators.
     Due to the impairment indicators for our Driveshaft segment noted above, we performed impairment testing on this segment’s non-amortizable intangible assets as of June 30, 2008. We determined that the fair value of these intangible assets had declined by $7, resulting in an impairment charge recorded in Impairment of intangible assets. We used the same assumptions and methodologies as described in Note 2 to determine the fair value of these intangible assets.

     The following table summarizes the components of other intangible assets:

	June 30, 2008
	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$102	$(7)	$95
Trademarks and trade names	17	4		4
Customer relationships	8	502	(31)	471

Non-amortizable intangible assets
Trademarks and trade names		79		79

		$687	$(38)	$649

     Amortizable intangible assets at December 31, 2007, primarily trademarks, were less than $1.
     The net carrying amounts of intangible assets attributable to each of our operating segments at June 30, 2008 were as follows: Light Axle, $15; Driveshaft $222; Sealing $51; Thermal $24; Structures $59; Commercial Vehicle $51; and Off-Highway $227.
     Amortization expense related to intangible assets was $38 in the five months ended June 30, 2008. Amortization of core technology of $7 was charged to cost of sales and $31 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2008 and each of the next five succeeding fiscal years is as follows: 2008, $45; 2009, $90; 2010, $90; 2011, $89; 2012, $89 and 2013, $88. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.
Note 8. Capital Stock
Prior Dana Preferred Stock
     Prior Dana had 5,000,000 shares of preferred stock authorized, without par value, including 1,000,000 shares reserved for issuance under a Rights Agreement. No shares of Prior Dana preferred stock were issued. The share authorization and reservation were cancelled on the Effective Date.
Series A and Series B Preferred Stock
     Issuance — Pursuant to the Plan, we issued 2.5 million shares of our Series A Preferred and 5.4 million shares of our Series B Preferred on the Effective Date. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge) for $250, less a commitment fee of $3 and expense reimbursement of $5, resulting in net proceeds of $242. The Series B Preferred was sold to certain qualified investors (as described in the Plan) for $540, less a commitment fee of $11, resulting in net proceeds of $529.
     Conversion Rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at an initial price of $13.19. This initial conversion price is subject to certain adjustments as set forth in our Restated Certificate of Incorporation.
     Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred are convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, we will be able to cause the conversion of all, but not less than all, of the preferred stock, if the common stock’s per share closing price exceeds $22.24 for at least 20 consecutive trading days beginning on or after January 31, 2013. This price is subject to adjustment in certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.
     Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The Board approved the payment of a dividend of $1.33 per share for the four-month period from February 1, 2008 through May 31, 2008 to holders of Series A and Series B Preferred. The dividends were funded at the end of May 2008 and were paid on June 2, 2008 to preferred shareholders of record at the close of business on May 23, 2008. In July, the Board authorized the payment of a cash dividend of $1.00 per share to holders of Series A and Series B Preferred for the period from June 1, 2008 through August 31, 2008, payable on September 2, 2008 to preferred shareholders of record at the close of business on August 1, 2008.
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
New Common Stock
     On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 71 million shares for allowed unsecured nonpriority claims, approximately 27 million additional shares deposited to a reserve for disputed unsecured nonpriority claims in Class 5B under the Plan and approximately two million shares to pay bonuses to union employees and non-union hourly and salaried non-management employees. We relied, based on the Confirmation Order, on Section 1145(a)(1) of the Bankruptcy Code to exempt us from the registration requirements of the Securities Act for the offer and sale of the common stock to the general unsecured creditors. We filed a Registration Statement on Form S-8 with respect to the common stock issued for the post-emergence bonuses to non-union hourly and salaried non-management employees and we have substantially completed the issuance of these shares. The charge to reorganization items, net, of $47 for these bonuses was accrued to other accrued liabilities as of the Effective Date.
Note 9. Earnings Per Share
     The calculation of basic earnings per share utilized 100 million shares of common stock for the three and five months ended June 30, 2008. The initial issuance on emergence of 98 million shares of common stock was increased by the 2 million shares of common stock committed to certain union and non-union employees but not distributed until the second and third quarters of 2008.
     The share count for diluted earnings per share includes the dilutive effects of the assumed exercise of stock options and the assumed vesting of restricted stock unit awards as well as the assumed conversion of preferred stock. However, since these instruments are anti-dilutive, they are excluded from the calculation of diluted earnings per share. For the three and five months ended June 30, 2008, we excluded 2 million and 1 million common equivalent shares related to options from the computation of earnings per share due to their anti-dilutive effect. Stock options and restricted stock units issued during 2008 had a nominal impact on the weighted average shares outstanding as a substantial portion of the stock options carried a strike price above the average price of the stock. Conversion of the preferred stock was also not included in the share count for diluted earnings per share as it was anti-dilutive. The preferred stock would convert into approximately 60 million shares of common stock at a $13.19 conversion price.
     Income available to common stockholders is reduced by preferred dividends.
     Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.

     For the three and six months ended June 30, 2007, in addition to average shares of common stock outstanding of 150 million, there were one million shares that satisfied the definition of potentially dilutive shares. These potentially dilutive shares have been excluded from the computation of earnings per share as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect. In addition, we excluded 12 million shares of common stock for each of these periods from the computation of earnings per share as these shares represented stock options with exercise prices higher than the average per share trading price of our stock during the respective periods and the effect of including them would also be anti-dilutive.
Note 10. Incentive and Stock Compensation
Executive Incentive Compensation Plan
     Five employees participated in the Executive Incentive Compensation (EIC) Plan during 2007, earning $4 which was recognized as compensation expense in 2007. The EIC Plan specified that a portion of each participant’s bonus, depending on the amount earned, could be paid in common stock of the reorganized Dana. Four of the five employees earned amounts in 2007 that required payment of a portion of the award in the form of common stock. The number of shares was determined based on the average closing price of the stock for the 20 trading days following the filing of Dana’s 2007 Form 10-K, resulting in 73,562 shares of common stock being issued in April 2008 at a value of $9.86 per share.
2008 Omnibus Incentive Plan
     Our 2008 Omnibus Incentive Plan is designed to attract and retain key talent and to motivate and provide to such persons incentives and rewards for improving the financial and operational performance of our businesses. For a discussion of the terms and performance measures of the 2008 Omnibus Incentive Plan, see Note 13 to our consolidated financial statements in Item 8 of Part II of our 2007 Form 10-K.
     During the second quarter of 2008, we granted 4,545 restricted stock units and options to purchase 1,107,681 shares of common stock under the Omnibus Incentive Plan. The value of the restricted stock units based on the market price of our common stock at grant date was $8.80. The weighted-average fair value at grant date for the employee options was $4.42. Compensation expense is being recognized on a straight-line basis over the respective vesting periods.
     In May 2008, we issued 26,753 shares of Dana common stock to a new Executive Officer. Based on the closing price of the stock at issuance, compensation cost of less than $1 was expensed upon issuance.
     In April 2008, we granted options to purchase 600,000 shares of common stock to external consultants under the 2008 Omnibus Incentive Plan. These options vest ratably over two years and expire after five years. Expense for these awards is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period with an offset to Other accrued liabilities.
     Our non-management directors can elect to defer payment of their retainers and fees for Board and Committee service in the form of restricted stock units. The number of restricted stock units granted is based on the amount deferred and the market price of our common stock. On June 30, 2008, 4,380 restricted stock units had been granted in lieu of fees.
     At June 30, 2008, there were 10,852,141 shares available for future grants of options and other types of awards under the 2008 Omnibus Incentive Plan.
2008 Long Term Incentive Program
     Our Board approved the 2008 Long Term Incentive Program (2008 LTIP) during the second quarter of 2008 based upon the recommendation of the Compensation Committee of the Board of Directors. The 2008 LTIP was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Following are the key terms of the 2008 LTIP.

     Employees designated by Dana, including our named executive officers, participate in the 2008 LTIP. For certain participants, including executive officers, a targeted grant amount was calculated by dividing a predetermined percentage of annual base pay by the stock price at the date of grant. A second set of participants were grouped into two levels of management and a total targeted grant amount was established for each of the two groups. The 2008 LTIP provides for three different mixes of long-term incentives. Certain executives, including the named executive officers, are eligible for awards consisting of 50% stock options and 50% performance shares. A second group of employees is eligible for awards consisting of 50% performance shares and 50% restricted stock units. A third group of key employees is eligible for restricted stock unit awards from a discretionary pool.
     Stock option awards under the 2008 LTIP vest ratably over three years and expire after ten years. The restricted stock unit awards cliff vest fully after three years and will be settled in shares of Dana common stock, except for certain non-U.S. employees who will receive cash.
     With respect to performance share awards, payout is based on achieving financial targets related to EBITDA (34% weighted), free cash flow (as defined) (33% weighted) and return on invested capital (as defined) (33% weighted). A specified level of EBITDA must be achieved by Dana in order for any performance share award to be earned. Dana has set for each participant a number of notional shares payable at threshold, target and maximum. Awards for executive officers, including the named executive officers, are based on a range of 50% of the target performance award (threshold) to 250% of the target performance award (maximum). Each participant has received notional shares equal to the number of shares of Dana common stock that would be payable at the target.
     For 2008 performance share awards, there are three distinct performance periods. The first period covers the 2008 calendar year and accounts for 25% of the target award. The second period covers the two-year period 2008 through 2009 and accounts for another 25% of the target award. The final period covers the three-year period 2008 through 2010 and accounts for the remaining 50% of the target award. Award payouts will be made in shares of Dana common stock except for certain non-U.S. employees who will be paid in cash.
     During the second quarter of 2008, we granted options to purchase 1,243,560 shares of common stock, 827,874 notional shares for performance share awards, and 283,000 restricted stock units to employees under the 2008 LTIP. The weighted-average fair value per option at the grant dates was $4.52. The values of the performance shares and the restricted stock units (granted under LTIP), based on the market price of our stock on the dates of grant, were $10.19 and $10.00.
Summary of Stock Options
     The exercise price of each option we award under the 2008 Omnibus Incentive Plan equals the closing market price of our common stock on the date of grant. An option’s maximum term is ten years. Shares issued upon the exercise of options are recorded as Common stock and Additional paid-in capital at the option price.
     We calculated a fair value for each option at the date of the grant using the Black-Scholes valuation model. We believe the Black-Scholes model is appropriate for situations in which historical exercise data is not available. The weighted average key assumptions used in the model for various options granted during the five months ended June 30, 2008 are summarized in the following table. We used the simplified method to calculate the expected term, which represents the period of time that options granted are expected to be outstanding. The simplified method is as described in SEC Staff Accounting Bulletins Nos. 107 and 110. This method is appropriate because we have insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our new common stock has been publicly traded. The risk-free rate for each period within the contractual life of the option is based on that period’s U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The volatility assumption was based on a benchmark study of our peers.

Weighted-
Average
of
Assumptions
Expected term (in years)	5.95
Risk-free interest rate	3.03%
Dividend yield	0.00%
Expected volatility	40.63%
     The following table summarizes all of the stock option activity during the five months ended June 30, 2008:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 31, 2008	—	$—
Granted	1,031,714	12.15

Outstanding at March 31, 2008	1,031,714	$12.15
Granted	2,951,241	10.19

Outstanding at June 30, 2008	3,982,955	$10.70

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Outstanding Options			Exercisable Options
		Weighted-Average			Weighted-
		Remaining			Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life in Years	Price	Options	Price
$10.00 — $12.75	3,982,955	1.7	$10.70	85,781	$12.25
     The weighted-average fair value at grant date of the stock options granted during the five months ended June 30, 2008 was $4.66. During the five months ended June 30, 2008, we recognized $3 in compensation expense related to stock options. As of June 30, 2008, the total unrecognized compensation expense for non-vested stock options expected to vest was $14, which is being amortized over a weighted-average period of approximately 1.3 years. The total fair value of stock options vested during the five months ended June 30, 2008 was less than $1.
Summary of Restricted Stock Units
     Under the 2008 Omnibus Incentive Plan, each restricted stock unit granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for certain non-U.S. employees (for employee awarded units), cash equal to the market value per share. All restricted stock units contain dividend equivalent rights. Restricted stock units granted to non-employee directors vest in three equal annual installments beginning on the first anniversary date of the grant and those granted to employees cliff vest fully after three years. Compensation expense for stock-settled restricted stock units expected to vest is measured based on the market price of our common stock at the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for cash-settled restricted stock units expected to vest is measured based on the market price of our common stock at the end of each quarter and is recognized on a straight-line basis over the vesting period.

     The following table summarizes restricted stock unit activity during the five months ended June 30, 2008:

		Weighted-
		Average
		Grant-
	Number of	Date Fair
	Units	Value

Outstanding at January 31, 2008	—	$—
Granted	34,790	10.06

Outstanding at March 31, 2008	34,790	10.06
Granted	291,925	9.91
Forfeitures	(1,500)	10.00

Outstanding at June 30, 2008	325,215	$9.93

     During the five months ended June 30, 2008, we recognized less than $1 of compensation expense related to restricted stock unit awards. As of June 30, 2008, the total unrecognized compensation expense for non-vested restricted stock units expected to vest was $2, which is being amortized over a weighted-average period of approximately 1.4 years. No restricted stock units vested during the five months ended June 30, 2008.
Summary of Performance Shares
     Each notional performance share granted under the 2008 Omnibus Incentive Plan represents the right to receive one share of Dana common stock or, at the election of certain non-U.S. employees, cash equal to the market value per share, if specified performance goals are achieved. Compensation expense for performance shares settled in stock is measured based on the market price of our common stock at the date of grant and is recognized on a straight-line basis over the vesting period subject to assessment of achievement of performance goals. Participants can receive from 50% to 250% of the targeted share award based on predetermined performance goals. Compensation expense for performance shares settled in cash is measured based on the market price of the stock at the end of each quarter and is recognized on a straight-line basis over the vesting period subject to assessment of achievement of performance goals. Based on our current forecast, we do not expect to achieve the goals for 2008. Accordingly, no expense has been recognized for the 2008 portion of the performance shares. Since no performance goals have been established for 2009 and 2010, the corresponding amount of potential compensation expense cannot be determined.
     The following table summarizes performance share activity during the five months ended June 30, 2008:

		Weighted-
		Average
	Number of	Grant-
	Notional	Date Fair
	Shares	Value
Outstanding at January 31, 2008	—	$—
Granted

Outstanding at March 31, 2008
Granted	827,874	10.19
Forfeitures	(1,500)	10.00

Outstanding at June 30, 2008	826,374	$10.19

2008 Annual Incentive Program
     As previously disclosed, based upon the recommendation of the Compensation Committee, our Board approved the 2008 Annual Incentive Program (2008 AIP) during the second quarter of 2008. The 2008 AIP is being implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Below is a summary of the key terms of the 2008 AIP.
     Certain eligible employees designated by Dana, including our named executive officers, may participate in the 2008 AIP. The 2008 AIP is based on a calendar year performance period commencing January 1, 2008 and ending on December 31, 2008. All earned awards will be paid in cash during the first quarter of 2009.
     Awards under the 2008 AIP are based on certain target performance goals. EBITDA (50% weighted) and free cash flow (50% weighted) are the financial measurement targets under the 2008 AIP. A specified level of EBITDA must be achieved in order for any award to be paid. Awards for executive officers, including the named executive officers, are determined based on a range of 50% of the target performance his or her award (threshold) to 250% of the target performance award (maximum). Dana has set for each participant a percentage of their annual base salary payable at threshold, target and maximum. The cash award is ultimately determined for each participant based on the target actually achieved. Compensation expense is initially accrued based on probable achievement of the target performance goal. This assumption is reviewed each quarter and if it becomes probable that such goals will not be achieved or will be exceeded, compensation cost is adjusted with previous surplus compensation cost reversed or additional cost recorded.
     There is also individual performance recognition award potential through discretionary award adjustments within specified guidelines. An employee’s performance must exceed a minimum level to be eligible to earn any award. There is a maximum upward and downward adjustment of 20%, but the aggregate payouts must not exceed the targeted award total.
Note 11. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans, including medical and life insurance, are provided for certain employees upon retirement.
     The components of net periodic benefit costs (credits) for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months Ended June 30,
			Prior Dana
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$2	$7	$5
Interest cost	28	6	28	13
Expected return on plan assets	(35)	(4)	(35)	(13)
Recognized net actuarial loss			7	1

Net periodic benefit cost (credit)	(7)	4	7	6
Curtailment gain			(8)
Settlement (gain) loss		(13)		145
Termination cost	7

Net periodic benefit cost (credit) after curtailments and settlements	$—	$(9)	$(1)	$151

	Other Benefits
	Three Months Ended June 30,
	Dana		Prior Dana
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1	$1	$—
Interest cost		2	18	2
Amortization of prior service credit				(3)
Recognized net actuarial loss			1	4

Net periodic benefit cost	$—	$3	$20	$3

	Pension Benefits
	Dana		Prior Dana		Prior Dana
	Five Months Ended		One Month Ended		Six Months ended
	June 30, 2008		January 31, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$4	$1	$1	$14	$11
Interest cost	46	11	9	2	57	25
Expected return on plan assets	(59)	(8)	(12)	(2)	(72)	(26)
Recognized net actuarial loss			2		13	1

Net periodic benefit cost (credit)	(13)	7		1	12	11
Curtailment (gain) loss					(8)	8
Settlement (gain) loss		(13)				145
Termination cost	7

Net periodic benefit cost (credit) after curtailments and settlements	$(6)	$(6)	$—	$1	$4	$164

	Other Benefits
	Dana		Prior Dana		Prior Dana
	Five Months Ended		One Month Ended		Six Months ended
	June 30, 2008		January 31, 2008		June 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1	$—	$—	$3
Interest cost		3	5	1	39	3
Amortization of prior service credit			(3)			(6)
Recognized net actuarial loss			3		6	8

Net periodic benefit cost		4	5	1	48	5
Curtailment gain			(61)
Settlement gain					(12)

Net periodic benefit cost (credit) after curtailments and settlements	$—	$4	$(56)	$1	$36	$5

     During the second quarter of 2008, we settled a substantial portion of the Canadian retiree pension benefit obligations by purchasing non-participating annuity contracts to cover vested benefits. This action necessitated a remeasurement of the assets and liabilities of the affected plans as of May 31, 2008. The discount rate used for remeasurement was 5.50% versus 5.25% used at January 31, 2008. As a result of the annuity purchases, we reduced the benefit obligation by $120 and also reduced the fair value of plan assets by $120. We recorded a settlement gain of $13 as a reduction to cost of sales.
     Acceptance of employee early retirement incentives in the U.S. required a remeasurement of three plans which increased net assets by $3 and reduced the net defined benefit obligations by $32 and credited Other comprehensive income (OCI) for $35. The impact of the incentives generated pension plan special termination costs of $7 which were included in Realignment charges, net and curtailment losses of $3 charged against OCI.
     During the first quarter of 2007, we announced the restructuring of our pension liabilities in the U.K. necessitated by the planned divestiture of several non-core U.K. businesses. Pursuant to the underlying agreement, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of

2007 and a settlement charge of $145 in the second quarter of 2007 ($128 as a realignment charge in continuing operations and $17 in discontinued operations). In the second quarter of 2007, we recorded a pension curtailment gain of $11 related to the reversal of a decision to close a U.S. facility.
     During the first quarter of 2007, the sale of the engine hard parts business resulted in a postretirement medical plan settlement gain of $12.
     Certain changes to our U.S. pension and postretirement benefit plans implemented during the bankruptcy process were:
•	elimination of postretirement healthcare benefits for active non-union employees in the U.S. effective as of April 1, 2007. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter of 2007. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to Accumulated other comprehensive loss which was amortized to income as a reduction of OPEB expense until the Accumulated other comprehensive loss was eliminated under fresh start accounting;

•	contribution of an aggregate of $78 to a VEBA trust for postretirement healthcare and life insurance benefits for non-union retirees in the U.S. in exchange for release of the Debtors from these obligations. We funded our contribution with payments of $25 in June 2007 and $53 in January 2008. In May 2007, we also made a $2 payment to the International Association of Machinists (IAM) to resolve all claims for postretirement non-pension benefits after June 30, 2007 for retirees and active employees represented by the IAM. These actions reduced our APBO by $303 in the second quarter of 2007, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to Accumulated other comprehensive loss which was eliminated under fresh start accounting; and

•	amendment of our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. In connection with this action, we recorded a curtailment charge of $3 during the second quarter of 2007 and certain plan assets and obligations were remeasured resulting in a reduction of liabilities offset by a credit to OCI of $63.
     Other changes related to our U.S. pensions and other postretirement benefits specific to union- represented employees and retirees were implemented on January 31, 2008 with our emergence from bankruptcy. Under these provisions, we:
•	froze credited service and benefit accruals under our defined benefit pension plans for employees;

•	agreed to make future contributions, based on a cents per hour formula, to a USW multiemployer pension trust, which will provide future pension benefits for covered employees;

•	eliminated non-pension retiree benefits (postretirement healthcare and life insurance benefits) for employees and retirees; and

•	contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees incurred and paid between July 1, 2007 and the date of emergence) to the union-administered VEBAs. These VEBAs are completely independent of Dana and will provide non-pension retiree benefits, disability benefits and related healthcare benefits, as determined by the VEBA trustees, to eligible retirees. The VEBAs are administered by the VEBA trustees who have full fiduciary responsibility for investing assets and determining benefit levels. We are not obligated to provide incremental funding in the event of an asset shortfall and these assets will never be returned to Dana. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from bankruptcy, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the Gain on settlement of liabilities subject to compromise. The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not be eligible for benefits following the estimated exhaustion of funds. The calculation used current plan assumptions and current levels of plan benefits. In connection with the recognition of our obligations to the VEBAs at emergence, the APBO was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to Accumulated other comprehensive loss.
     Our postretirement healthcare obligations for all U.S. employees and retirees, including the related cost and funding requirements, after making our VEBA contributions, have been eliminated. With regard to pension benefits, credited service and benefit accruals have been frozen for all U.S. employees in defined benefit plans. As a result, our future pension costs have been significantly reduced.
     Under fresh start accounting we were required to remeasure all defined benefit plan obligations and assets. The discount rates used to measure the U.S. pension and other postretirement benefit obligations were 6.13% and 6.10% at January 31, 2008 compared to 6.26% and 6.24% at December 31, 2007. The weighted average discount rates used to measure the non-U.S. pension and other postretirement benefit obligations were 5.29% and 5.29% at January 31, 2008 compared to 5.27% and 5.29% at December 31, 2007. The generally adverse asset investment performance during the month of January 2008 negatively impacted net obligations. As a result of these changes, a net actuarial loss of $140 adversely affected the funded status of our plans, reducing net assets by $35 and increasing the net defined benefit obligations by $105 with an offset to Accumulated other comprehensive loss. The Accumulated other comprehensive loss balance at January 31, 2008 was eliminated under fresh start accounting.
Note 12. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income (loss) and components of OCI such as deferred currency translation gains and losses that are charged or credited directly to shareholders’ equity.

     The components of our total comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Dana	Prior Dana	Prior Dana
	June 30,		Five Months	One Month	Six Months
			Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Net income (loss)	$(140)	$(133)	$(164)	$709	$(225)
Other comprehensive income (loss):
Currency translation	33	51	77	3	67
Postretirement healthcare plan amendments		223		278	338
Immediate recognition of prior service credit due to curtailment				(61)
Pension plan amendments		63			63
Pension plan settlements	(9)		(9)
Pension plan curtailments	(3)		(2)
Actuarial gain (loss)	48		48	(140)
Reclassification to net income (loss) of:
Benefit plan amortization		7		2	18
U.K. pension settlement		144			144
GETRAG deferred translation and pension					(93)
Income tax provision	(26)	(73)	(26)		(73)
Unrealized investment gains (losses) and other	(13)	4	(14)	(6)	17

Total comprehensive income (loss)	$(110)	$286	$(90)	$785	$256

     The $33 deferred translation gain reported for the three months ended June 30, 2008 was primarily due to the weakening of the U.S. dollar in relation to the Brazilian real. For the five months ended June 30, 2008, both the euro ($36) and the Brazilian real ($36) strengthened relative to the U.S. dollar, contributing to the deferred translation gain of $77.
     OCI for the three and five months ended June 30, 2008 includes the plan remeasurement resulting from the early retirement incentives taken in the U.S. which reduced our net pension obligations by $35 (see Note 11). Curtailment losses related to these incentives of $3 were charged against OCI. In addition, OCI for the same periods includes the plan remeasurement pursuant to the settlement of a substantial portion of the retiree vested benefits in Canada (see Note 11). As a result, the net funded status of these plans was improved by $20 ($13 net of tax). Accordingly, a settlement gain of $13 ($9 net of tax) was recognized as an offset to benefit costs. In the second quarter we also recorded a decline in value of $13 of a note receivable obtained in connection with a previous divestiture.
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
     We reported U.S. OCI of $73, before considering the effect of income taxes, for the five months ended June 30, 2008 primarily as a result of currency translation and actuarial gains. SFAS 109 provides an exception to the determination and recognition of tax expense or benefit in continuing operations without regard to other categories of earnings, such as a loss from discontinued operations or OCI. If there is an aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings. This exception resulted in reducing OCI for the quarter and five months ended June 30, 2008 by $26.
     The $51 deferred translation gain reported for the three months ended June 30, 2007 was due largely to the weakening of the U.S. dollar relative to a number of currencies including the Brazilian real ($21), Canadian dollar ($8), euro ($6) and Australian dollar ($5). The Brazilian real ($34), euro ($13), Canadian dollar ($9) and Australian dollar ($8) all gained value against the U.S. dollar over the six months ended June 30, 2007, contributing to the deferred translation gain of $67.

     For the three months ended June 30, 2007, OCI included credits of $63 related to the modification of pension plans and $223 resulting from the settlement of postretirement non-pension benefits for non-union employees. OCI also reflects the amortization of a loss of $144 related to the settlement of the U.K. pension liabilities. See Note 11 for further information related to these actions. In addition to the second quarter activity, OCI for the six months ended June 30, 2007 included a $115 credit related to the termination of postretirement healthcare coverage for active non-union employees (see Note 11) and a charge of $93 to reclassify to net loss the deferred translation gain and unamortized pension expense related to the sale in March 2007 of our equity investment in GETRAG. Other includes $10 of pension adjustments related to our sale of the engine hard parts business.
     We reported U.S. OCI of $401, before considering the effect of income taxes, for the six months ended June 30, 2007 primarily as a result of amending pension and other postretirement benefit plans. In accordance with the SFAS 109 exception discussed above, we reduced OCI for the quarter ended June 30, 2007 by $73.
Note 13. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements. These deposits are recorded in Cash and cash equivalents. In most instances, these cash deposits may be withdrawn if comparable security is provided in the form of letters of credit.
     At June 30, 2008, cash and cash equivalents held in the U.S. amounted to $548. Included in this amount was $71 of cash deposits maintained primarily to provide credit enhancement for certain lease agreements, support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash of $6 held by DCC is no longer restricted as the obligations under a forbearance agreement were satisfied in January 2008.
     At June 30, 2008, cash and cash equivalents held outside the U.S. amounted to $643. Included in this amount was $26 of cash deposits maintained primarily to provide credit enhancement for certain lease agreements and to support letters of credit, bank guarantees and certain employee benefit obligations.
     Our cash deposits are not considered to be restricted as they could be replaced by letters of credit available under our Exit Facility (discussed in Note 14).
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. In addition, at June 30, 2008, $63 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax withholdings.
Note 14. Financing Agreements
Exit Financing
     On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were $1,276 after $114 of Original issue discount (OID) and other customary issuance costs and fees of $40, both of which were deferred and are being amortized as interest expense over the term of the loan. There were no borrowings under the Revolving Facility at the Effective Date, but $200 was utilized for existing letters of credit. For an explanation of the terms of the Exit Facility, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.

     At June 30, 2008, we had gross borrowings of $1,423 (before reduction of $107 for unamortized OID) under the Term Facility and although we had no borrowings under the Revolving Facility, we had utilized $192 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $383 after deducting the outstanding letters of credit. Through June 30, 2008 we are in full compliance with our debt covenants and expect to continue to remain in compliance through year end and into 2009. Satisfying the debt covenants in the future could require the use of a portion of available cash to reduce debt.
     We believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.
Interest Rate Agreements
     Interest on the Term Facility accrues at variable interest rates. Under the Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years. We paid $1 in May 2008 to enter into a series of contracts that effectively cap the LIBOR component of the interest rate calculation for our Term Facility at 6.00% and our effective interest rate at 9.75% through May 2011 on a notional amount of $713 of the Term Facility (reducing in quarterly steps to $694 in February 2011). The contracts are adjusted to their fair value monthly. The $2 fair value of the contracts as of June 30, 2008 is recorded as an asset.
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
     At December 31, 2007, we had borrowed $900 under the DIP Credit Agreement. All of the loans and other obligations under the DIP Credit Agreement were repaid as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Outstanding letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility on January 31, 2008.
European Receivables Loan Facility
     In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and the receivables program, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K. At June 30, 2008, there was availability of $192 and there were borrowings under this facility equivalent to $19 recorded as notes payable. The proceeds from the borrowings are used for operations and for the repayment of intercompany debt.
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

Note 15. Fair Value Measurements
     SFAS No. 157, “Fair Value Measurements” (SFAS 157), defines fair value, provides a framework for measuring fair value and establishes a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:
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
     We have deferred the adoption of SFAS 157 with respect to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), in accordance with the provisions of FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. A decrease in the valuation of notes receivable during the quarter of $13 was charged to OCI. The decrease was attributable to changes in observable inputs as we did not revise our unobservable input assumptions. As of June 30, 2008, our assets and liabilities that are measured at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Note receivable	$53	$—	$—	$53
Interest rate caps	2	2
Currency forward contracts	6		6

Total assets	$61	$2	$6	$53

Liabilities:
Currency forward contracts	$14	$—	$14	$—

Total liabilities	$14	$—	$14	$—

Note receivable

Changes in fair value during the period (pre-tax)	Level 3
December 31, 2007	$67
Accretion of value — included in Interest Income	1
Unrealized loss — included in OCI	(6)

January 31, 2008	62
Accretion of value — included in Interest Income	1

March 31, 2008	63
Accretion of value — included in Interest Income	3
Unrealized loss — included in OCI	(13)

June 30, 2008	$53

     The note receivable, which was obtained in connection with a divestiture in 2004, is adjusted each quarter based on the market value of the debt of the obligor.
     See Interest Rate Agreements in Note 14 for a discussion of the interest rate caps.
     We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. From time to time, we enter into forward contracts to manage the exposure on forecasted transactions denominated in foreign currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. The changes in the fair value of these forward contracts are recorded in Other income.
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
Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the Securities and Exchange Commission (SEC). By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the lead plaintiffs filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral argument has not been scheduled.
     A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral argument has not been scheduled.

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
Asbestos Personal Injury Liabilities
     We had approximately 42,000 active pending asbestos personal injury liability claims at June 30, 2008, which is generally unchanged from the number of claims pending at December 31, 2007, including approximately 10,000 claims that were settled but awaiting final documentation and payment. In connection with applying fresh start accounting, we assigned probabilities to the values underlying the estimated range of future asbestos indemnity and defense costs included in the December 31, 2007 actuarial valuation obtained to estimate our liability associated with these obligations. The related cash flows were probability weighted and discounted to determine the fair value as of January 31, 2008. As a result, we have accrued $145 for indemnity and defense costs for pending and future asbestos personal injury liability claims at June 30, 2008. Our policy before the adoption of fresh start accounting had been to accrue the undiscounted low end of the range of projected obligations, which had resulted in an accrual of $136 at December 31, 2007.
     Prior to 2006, we had reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount related to that insurer. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a credit to other income. Commutation proceeds of $2 were credited to other income in the five months ended June 30, 2008.
     At June 30, 2008, we had recorded $73 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The June 30 amount was also discounted using the same methodology as the associated liability. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we exercised in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

     In addition, we had a net amount receivable from our insurers and others of $18 at June 30, 2008, compared to $17 at December 31, 2007. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.
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
Other Product Liabilities
     We had accrued $4 for non-asbestos product liability costs at June 30, 2008, unchanged from the liability at December 31, 2007, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     Accrued environmental liabilities at June 30, 2008 were $20, compared to $180 at December 31, 2007. The reduction is attributable to the discharge of underlying environmental claims upon emergence. A portion of these claims is being addressed through the disputed claims process described in Note 2. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.
     We considered the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our remaining environmental liabilities of our remaining environmental liabilities as of January 31, 2008 and the accrued liability at June 30, 2008.
     One of the larger claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. We reached tentative agreement with the Government in April 2008 providing for an allowed general unsecured claim of $126, which will be settled by distribution of shares from the disputed claims reserve. The mandatory public comment period is now underway. If no comments are received, the settlement will be referred to the U.S. District Court for the Southern District of New York for approval. At December 31, 2007, we had concluded there was a probable settlement outcome and adjusted the December 2007 liability to the tentative $126 settlement amount.
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2008, we had paid $47 to claimants and collected $37 with respect to these claims. At June 30, 2008, we had a receivable of $10 that we expect to recover from available insurance and surety bonds relating to these claims.

Note 17. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle the claim. Adjustments are made as new information becomes available. Our warranty activity for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Dana	Prior Dana	Prior Dana
	June 30,		Five Months	One Month	Six Months
			Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Balance, beginning of period	$95	$84	$93	$92	$90
Amounts accrued for current period sales	23	20	33	4	31
Adjustments of prior accrual estimates	3	(1)	4		2
Settlements of warranty claims	(18)	(15)	(29)	(3)	(35)
Foreign currency translation and other		1	2		1

Balance, end of period	$103	$89	$103	$93	$89

     We have been notified by two of our larger customers that quality issues relating to products supplied by us could result in warranty claims. Our customers have advised us of alleged vehicle performance issues which may be attributable to our product. We are currently investigating the information provided by these customers and we are performing product testing to ascertain whether the reported performance failures are attributable to our products. At June 30, 2008, no liability had been recorded for these matters as the information currently available to us is insufficient to assess our liability, if any.
Note 18. Income Taxes
     Income taxes are accounted for in accordance with SFAS 109. Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our history of losses and our near-term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries such as the U.K. where, based on the profit outlook, realization of the deferred tax asset does not satisfy the more likely than not recognition criterion.
     The tax expense or benefit recorded in operations is generally determined without regard to other categories of earnings, such as the results of discontinued operations or OCI. An exception is provided if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets. The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.
     Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $73 for the five months ended June 30, 2008, primarily as a result of currency translation. The exception described in the preceding paragraph resulted in a year-to-date charge to OCI of $26. An offsetting tax benefit was attributed to continuing operations; however, the benefits recorded in continuing operations for the three months and five months ended June 30, 2008 were limited to less than $1 and $14 due to interperiod tax allocation rules, leaving a deferred credit balance of $12 in other accrued liabilities as of June 30, 2008. The amount to be recognized in the remainder of 2008 will be affected by the OCI and pre-tax loss from continuing operations reported by our operations in the U.S.

     In connection with the reorganization process, we determined in 2007 that $970 of accumulated earnings in our non-U.S. operations was not indefinitely reinvested, and we recorded the estimated liability associated with repatriating these earnings. During the second quarter of 2008, we modified our repatriation plans and recorded a tax benefit of $14, net of valuation allowances, to reduce the estimated liability.
     With the exception of the tax benefits which offset the OCI tax charges in 2007 and 2008, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S. and the U.K., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit. The valuation allowance impact relating to these countries and the impairment of $75 of goodwill in 2008 are the primary factors which cause the tax expense of $12 and $3 for the three months ended June 30, 2008 and 2007 to differ from expected tax benefit of $44 and $38 at the U.S. federal statutory rate of 35%. These factors are the primary cause for the tax expense of $231 ($199 for January and $32 for February to June) and $18 for the six months ended June 30, 2008 and 2007 to differ from the expected 2008 tax expense of $276 ($320 expense in January and a $44 benefit in February to June) and the expected 2007 tax benefit of $47 using the 35% rate, with the effect of fresh start accounting adjustments also contributing to the January 2008 difference.
     We conduct business globally and, as a result, file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The 1999 — 2002 U.S. federal audits are effectively settled except for a determination of the treatment of certain leasing transactions. The closing agreements on these transactions are expected to be finalized during 2008 and the effect, if any, on the financial statements is not expected to be material.
     We are currently under audit by the U.S. Internal Revenue Service (IRS) for the 2003 to 2005 taxation years and by foreign authorities for certain other tax years. These audits are expected to be completed in late 2008 or early 2009. Based on the disposition of certain audit findings, we recorded additional tax liabilities of $13 in the second quarter of 2008 related to pre-emergence tax liabilities and, in accordance with SFAS 109 requirements, charged the adjustment to goodwill. After 2008, SFAS 141(R) will require any adjustments to our pre-emergence liability for uncertain tax positions be recorded as tax expense.
     When tax issues for 1999 through 2005 are settled with the IRS and other foreign tax authorities the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact at this time. While most tax obligations were recognized as allowed priority tax claims, and effectively retained, certain tax liabilities were settled on emergence from bankruptcy.
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

     We are in the process of finalizing our analysis regarding the impact of CODI on our attributes. We expect to complete our analysis in late 2008 in connection with the filing of our short period 2008 tax return. Our current estimate is that we will have pre-emergence NOLs in the U.S. of approximately $300 that remain available after emergence. The deferred tax assets related to our pre-emergence U.S. NOLs, including those remaining post-emergence, have a full valuation allowance.
     Section 382 of the Internal Revenue Code will impose an annual limitation on our use of these pre-emergence NOLs. There is also a limitation on the recognition of built-in losses generated as a result of an ownership change. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company immediately after emergence multiplied by an applicable federal rate. In our case this would result in an annual limitation of approximately $87 for approximately 20 years.
     We paid approximately $733 following emergence to fund a VEBA for certain union employee benefit obligations. We are currently evaluating applicable tax laws and regulations to determine the timing of the deduction for the amount paid. As currently presented, the amount paid is assumed to be deductible in the post-emergence period and not a deduction that would increase the $300 of pre-emergence NOLs that are subject to the limitations imposed by the IRS.
Note 19. Other Income, Net

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Interest income	$14	$9	$25	$4	$17
DCC other income (loss), net		19		(1)	25
Divestiture gains					12
Foreign exchange gain (loss)	(4)	14	11	3	19
Claim settlement		(11)			(11)
Government grants	5	3	7	1	6
Other, net	5	(2)	9	1	10

Other income, net	$20	$32	$52	$8	$78

     Foreign currency denominated intercompany loan obligations to the U.S. with an equivalent value of $162 at June 30, 2008 are not considered permanently invested as they are expected to be repaid in the near term. Accordingly, the foreign exchange gains on these loans are included in foreign exchange gain (loss) above, rather than as translation gain in OCI. During the second quarter of 2008, we entered into foreign exchange contracts providing an economic hedge against exchange rate movements on these loans. At June 30, 2008, there are contracts having a notional amount of $377. These contracts are marked to market, with the gain or loss reflected in foreign exchange gain (loss). The claim settlement charge of $11 represents the estimated costs to settle a contractual matter with an investor in one of our equity investments.
Note 20. Segments
     We manage our operations globally through two manufacturing business units — ASG and HVSG. ASG has five operating segments focused on specific products for the automotive light vehicle market: Light Axle, Driveshaft, Sealing, Thermal and Structures. HVSG has two operating segments focused on specific medium-duty and heavy-duty vehicle markets: Commercial Vehicle and Off-Highway. We report operating and related disclosures about each of our seven segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.
     Costs not included in the business unit and operating segment results are related primarily to corporate administrative services, shared service centers, trailing liabilities of closed operations and other administrative activities for which the charges are not allocated to the operating segments. In addition, segment operating results are reported using the FIFO inventory valuation method with the LIFO versus FIFO difference included as part of the reconciling items. Management had previously utilized earnings before interest and taxes (EBIT) as the primary internal segment profit measure. While EBIT and net income continue to be important profit measures, in 2008 the primary measure was changed to segment EBITDA, to enhance the comparability and usefulness of our operating segment results after application of fresh start accounting upon emergence from bankruptcy.
     Although a non-GAAP financial measure, segment EBITDA is also more closely aligned with the performance measurements in our debt covenants. EBITDA, as defined for both internal performance measurement and debt covenant compliance, excludes equity in earnings of affiliates, minority interest, discontinued operations, certain nonrecurring and unusual items such as goodwill impairment, amortization of fresh start inventory step-up and divestiture gains and losses.
     We used the following information to evaluate our operating segments for the three months ended June 30, 2008 and 2007:

	Dana
		Inter-
	External	Segment	Segment
2008	Sales	Sales	EBITDA
ASG
Light Axle	$632	$15	$32
Driveshaft	350	50	45
Sealing	201	5	26
Thermal	77	2	4
Structures	255	4	29
Eliminations and other	2	(50)

Total ASG	1,517	26	136

HVSG
Commercial Vehicle	325	3	12
Off-Highway	492	12	50
Eliminations and other		(10)	(2)

Total HVSG	817	5	60

Other Operations	(1)	2
Eliminations		(33)

Total	$2,333	$—	$196

	Prior Dana
		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBITDA
ASG
Light Axle	$716	$26	$35
Driveshaft	307	59	32
Sealing	190	6	22
Thermal	79	2	7
Structures	279	5	35
Eliminations and other	3	(69)	(10)

Total ASG	1,574	29	121

HVSG
Commercial Vehicle	307	1	13
Off-Highway	403	12	46
Eliminations and other		(10)	(2)

Total HVSG	710	3	57

Other Operations	5	8
Eliminations		(40)

Total	$2,289	$—	$178

     We used the following information to evaluate our operating segments for the six months ended June 30, 2008 and 2007:

	Dana			Prior Dana
	Five Months Ended			One Month Ended
	June 30, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2008	Sales	Sales	EBITDA	Sales	Sales	EBITDA
ASG
Light Axle	$1,063	$27	$52	$210	$6	$8
Driveshaft	575	86	71	110	17	12
Sealing	332	9	41	64	1	7
Thermal	129	3	8	28		3
Structures	435	6	46	90	1	5
Eliminations and other	6	(86)	(5)	1	(16)	(3)

Total ASG	2,540	45	213	503	9	32

HVSG
Commercial Vehicle	534	4	23	97	1	4
Off-Highway	820	21	82	151	4	15
Eliminations and other		(17)	(4)		(4)

Total HVSG	1,354	8	101	248	1	19

Other Operations		3			1
Eliminations		(56)			(11)

Total	$3,894	$—	$314	$751	$—	$51

	Prior Dana
	Six Months Ended
	June 30, 2007
		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBITDA
ASG
Light Axle	$1,326	$50	$47
Driveshaft	593	110	50
Sealing	366	13	40
Thermal	151	4	14
Structures	549	9	58
Eliminations and other	12	(130)	(16)

Total ASG	2,997	56	193

HVSG
Commercial Vehicle	647	2	30
Off-Highway	787	21	87
Eliminations and other		(19)	(4)

Total HVSG	1,434	4	113

Other Operations	3	17
Eliminations		(77)

Total	$4,434	$—	$306

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income tax:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
	2008	2007	2008	2008	2007
Segment EBITDA	$196	$178	$314	$51	$306
Shared services and administrative	(36)	(44)	(67)	(13)	(85)
Other income (expense) not in segments	(24)	(9)	(21)		4
Foreign exchange not in segments	(8)	18	7	4	22
Depreciation	(72)	(69)	(120)	(23)	(139)
Amortization of intangibles	(23)		(38)
Amortization of fresh start inventory step-up			(15)
Realignment	(40)	(134)	(45)	(12)	(153)
DCC EBIT	(3)	9	(2)		19
Impairment of goodwill	(75)		(75)
Impairment of intangible assets	(7)		(7)
Reorganization items, net	(12)	(38)	(21)	(98)	(75)
Interest expense	(35)	(28)	(62)	(8)	(51)
Interest income	14	9	25	4	17
Fresh start accounting adjustments				1,009

Income (loss) from continuing operations before income taxes	$(125)	$(108)	$(127)	$914	$(135)

     The losses from continuing operations before income taxes of $125 and $127 for the three and five months ended June 30, 2008 include net expenses of $26 and $57 related to adjustments arising from the application of fresh start accounting, primarily amortization of intangibles, the expensing of the incremental value of inventories sold during the period and additional depreciation expense.

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
Business Strategy
     Dana currently has seven operating segments that supply driveline products, structures and engine components to customers in the automotive, commercial vehicle and off-highway markets. We have been, and will continue to, evaluate the strategy for each of our businesses. While the strategy is still evolving, we currently anticipate a focus primarily on driveline products in the above three markets. Although our North American automotive driveline operations need to be improved, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our other driveline businesses, particularly outside North America. In our non-driveline businesses, we are evaluating a number of strategic options appropriate for Dana and these businesses.
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

     Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession as modified (the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock (valued in reorganization at $1,628) on the Effective Date to holders of allowed general unsecured claims in Class 5B totaling approximately $2,050. Pursuant to the Plan, we also issued and set aside approximately 28 million additional shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence and through the date of this filing, we have distributed an additional 8 million shares for allowed claims (valued in reorganization at $182) increasing the total distribution to $1,810 for unsecured claims of approximately $2,090. The corresponding decrease in the disputed claims reserve leaves 20 million shares (valued in reorganization at $458). The claim amount related to the remaining shares for disputed and unliquidated claims is estimated to be approximately $540. To the extent that these remaining claims are settled for less than $540, additional distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B. The terms and conditions governing these distributions are set forth in the Plan and the Confirmation Order.
     Under the provisions of the Plan, approximately two million shares of common stock (valued in reorganization at $46) have been issued and distributed since the Effective Date to pay emergence bonuses to union employees and non-union hourly and salaried non-management employees. The original accrual of $47 on the Effective Date included approximately 60,000 shares (valued in reorganization at $1) that will not be utilized for these bonuses. These shares will be distributed instead to the holders of allowed general unsecured claims in Class 5B as provided in the Plan.
     Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $97 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims of $212, with the remaining cash payments of $115 expected to be made during the remainder of 2008.
     Common Stock — As discussed in Note 8 to our consolidated financial statements in Item 1 of Part 1, pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled on the Effective Date, and we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share.
     Preferred Stock — As discussed in Note 8 to our consolidated financial statements in Item 1 of Part 1, pursuant to the Plan, we also issued 2,500,000 shares of 4.0% Series A Preferred Stock, par value $0.01 per share (the Series A Preferred), and 5,400,000 shares of 4.0% Series B Preferred Stock, par value $0.01 per share (the Series B Preferred), on the Effective Date. See Note 8 to our consolidated financial statements in Item 1 of Part I for dividend and conversion terms, dividend payments and an explanation of registration rights.
     Financing at emergence — As discussed in Note 14 to our consolidated financial statements in Item 1 of Part 1, we entered into an exit financing facility (the Exit Facility) on the Effective Date. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. See Note 14 to our consolidated financial statements in Item 1 of Part I for the terms and conditions of these facilities and the availability of additional borrowing.

     Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 2 to our consolidated financial statements in Item 1 of Part I for an explanation of the impact of emerging from reorganization and applying fresh start accounting on our financial position.
Reorganization Proceedings under Chapter 11 of the Bankruptcy Code
The Bankruptcy Cases
     The Bankruptcy Cases were jointly administered, and the Debtors managed their businesses as debtors in possession subject to the supervision of the Bankruptcy Court. We continued normal business operations during the bankruptcy process and emerged from bankruptcy on January 31, 2008.
Claims resolution
     See Note 2 to our consolidated financial statements in Item 1 of Part I for an explanation of the distributions under the Plan. Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
DCC Notes
     DCC is a U.S. subsidiary of Dana but was not part of the bankruptcy. At the time of the bankruptcy filing, DCC had outstanding notes totaling approximately $399. DCC sold substantially all of its asset portfolio and used the proceeds to pay down the DCC Notes to a balance of $49 as of the Effective Date. Dana and DCC had executed a settlement agreement whereby they agreed to the discontinuance of a tax sharing agreement between them and to a stipulated amount of a general unsecured claim owed by Prior Dana to DCC of $325 (the DCC Claim). On the Effective Date and pursuant to the Plan, Dana paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full.
Business Units
     We manage our operations globally through two business units — ASG and HVSG. ASG focuses on the automotive market and primarily supports light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars. ASG has five product based operating segments: Light Axle, Driveshaft, Structures, Sealing and Thermal. While being primarily focused on the light vehicle automotive market, certain of the ASG operating segments also support the commercial vehicle and off-highway markets.
     HVSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications). HVSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.
Trends in Our Markets
Light Vehicle Markets
North America
     North American light vehicle production levels were 15% lower in the second quarter of 2008 than in the second quarter of 2007 and 12% lower in the first half of 2008 when compared to 2007. In the light truck segment, second-quarter 2008 production levels were down 22% versus 2007 while first half production was down 17%. Several vehicles with significant Dana content are full-size pickups and SUVs.

Within these categories of the light truck segment, production was more than 35% lower when compared to last year’s second quarter and lower by more than 25% versus last year’s first six months. The comparatively lower light truck production levels are consistent with the decline in North American light truck sales which are off more than 16% during the first half of 2008 from sales during the same period in 2007. As with production, the sales decline in pickups and SUVs during this period has been even greater at more than 20%. The weakness in light truck sales has been influenced, in part, by consumer concerns over high fuel prices, declining home values, increased unemployment and other economic factors. Further, there is a view shared by many industry observers today that the expectation of continued high fuel prices is resulting in what will become a longer-term shift in consumer interest away from trucks and SUVs to more fuel efficient passenger cars and CUVs. While a number of our newer programs involve CUVs, pick-up and SUV platforms continue to be a key segment for us, particularly with a number of high sales pick-up truck platforms (source: Global Insight and Wards Automotive).
     The lower rate of light truck sales during 2008 has led to increased inventories. The days’ supply of light truck inventories in the U.S. of 65 days at December 31, 2007 increased to 76 days at the end of March and 92 days at June 30, 2008. In particular, the inventory of full size pick-ups and SUVs is 137 days and 114 days at June 30, 2008. Given the current level of inventory, high fuel prices and negative economic developments — a weaker housing market, increasing unemployment and lower consumer confidence — we expect the weakness in light truck sales and production in North America to continue for the remainder of 2008 and into 2009. Most projections now have overall North American light vehicle production for 2008 being less than 14 million units, with some forecasting full year production to be as low as 13.3 million units — down from 15.0 million units in 2007 (source: Global Insight & Wards Automotive).
Rest of World
     In contrast to North America, light truck production in the rest of the world continues to be relatively strong. Global light vehicle production, excluding North America, is currently forecast to be about 58.9 million units in 2008, up about 5% compared to 2007. Whereas the light vehicle markets in South America, Asia Pacific and Eastern Europe continue to be strong, in Western Europe the onset of some market softening has started to appear in the form of lower vehicle sales and production cutbacks by certain European OEMs (source: Global Insight).
OEM Mix
     The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for approximately 70% of light truck production in North America in the first six months of 2008, as compared to about 75% of light truck production in the first half of 2007 (source: Global Insight). We expect that any continuing loss of market share by these customers could result in their applying renewed pricing pressure on us relative to our existing business and affecting our efforts to generate new business.
Commercial Vehicle Markets
North America
     Our commercial vehicle business is significantly impacted by the North American market, with more than 80% of our commercial vehicle sales being to North American customers. Production of heavy duty (Class 8) vehicles during the second quarter of 2008 of 55,000 units was up 22% from the same period in 2007. First half 2008 Class 8 production of 102,000 units is down about 13% from the first six months of 2007. The Class 8 production comparisons are influenced by the engine emission regulation change which became effective at the beginning of 2007. First quarter 2007 sales benefited from vehicle owners purchasing, from dealer inventory, the lower cost engines built prior to the new emission standards. Production levels for the remainder of 2007 were at comparatively lower levels as many customers with new vehicle needs accelerated their purchases into 2006 or the first quarter of 2007 in advance of the higher costing vehicles meeting the new emission requirements. Production levels in the Class 8 market have not rebounded as quickly in 2008 as previously expected, in part due to higher fuel costs causing customers to postpone purchases of the newer vehicles as a means of minimizing increased overall operating costs. Whereas production levels for 2008 were previously expected to be approximately 230,000 units, we are now anticipating production for the year of about 205,000 units (source: Global Insight & ACT).
     In the medium-duty (Class 5-7) market, second quarter 2008 production of 49,000 units was down 9% from last year’s second quarter. For the first six months of 2008, medium-duty production was 13% lower than the same period of 2007. Medium-duty production levels have also been adversely impacted by high fuel costs and the same economic factors discussed in the Light Vehicle Markets — North America market trends section. As a consequence, medium-duty vehicle production is now expected to be around 186,000 units for the full year 2008, down from our expectation of 220,000 units (source: Global Insight & ACT).
Rest of World
     Outside of North America, commercial vehicle heavy- and medium-duty production continues to grow, particularly in emerging Eastern European and Asian markets. Global commercial vehicle production, excluding North America, is currently expected to approximate 2.3 million units in 2008, an increase of more than 4% over 2007 (source: Global Insight & ACT).
Off-Highway Markets
     Our Off-Highway business, which has become an increasingly more significant component of our total operations over the past three years, accounted for about 20% of our first half 2008 sales. Unlike our on-highway businesses, our Off-Highway business is larger outside of North America, with more than 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining, material handling and others. Our largest markets are the European and North American construction and agriculture markets. The European market for off-highway is expected to be up about 5% in 2008 versus 2007, while the North American market is relatively flat compared to 2007.
Steel Costs
     Another challenge we face is unprecedented levels of steel costs which are significantly impacting our 2008 results of operations.
     Two commonly used market-based indicators of steel prices — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. After increasing significantly in 2004, the rates of increase for scrap prices were more moderate during the past three years — with the per ton price averaging about $250 in 2005, $275 in 2006 and $310 in 2007. During 2008, however, the per ton prices increased significantly — averaging about $550 during this year’s first half and averaging close to $700 during the three months ended June 30, 2008. Spot prices per ton for hot-rolled steel followed a similar pattern — averaging about $620 in 2005, $655 in 2006 and $595 in 2007 — and increased during this year’s first half to a six-month average of about $970 per ton with the three months ended June 30, 2008 averaging about $1,150. At these levels, average scrap and hot-rolled steel prices during the first half of 2008 are about 80% and 60% higher than the comparable spot prices during the first half of 2007. Prices of scrap steel continued to rise during July — reaching $870 per ton, with hot-rolled steel prices being around $1,190 per ton. At present, we are not expecting to see any significant reductions in steel prices during the remainder of this year.
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
     Historically, although not required by existing agreements, we also have been successful in obtaining price increases or surcharges from certain customers as a result of escalating steel costs. In total, we estimate that approximately 40 to 60% of the higher steel-related costs can be recovered, although on a lag from the time we incur the higher cost. We are aggressively pursuing additional recovery opportunities.
     Given the different forms in which we purchase steel and products with steel content, it is difficult to associate changes in steel cost with any one indicator. However, given our current consumption levels, product mix, past experience with steel cost movements, and an assumed 40 to 60% expected recovery rate, we estimate that if market prices for scrap steel continue to average around $850 per ton during the remainder of 2008 our cost of sales for 2008 will be adversely impacted by approximately $100 to $150 as compared to 2007.
     We also have taken actions to mitigate the impact of steel and other commodity increases by consolidating purchases, contracting with new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades.
Sales Outlook
     Earlier this year, we expected our sales for the year to exceed $9,000. Based on the magnitude of the lower production levels already in place in North America and the present market outlook, we now expect our full year 2008 sales will be in the range of $8,600 to $8,800, as compared to full year 2007 sales of $8,721. We expect that high fuel prices and other economic factors currently having a negative impact on the light-duty and commercial truck markets in North America will continue. For the first six months of 2008, markets outside North America were relatively strong, partially offsetting the effects of a weaker North American market. During the latter part of the second quarter, however, there were signs of developing weakness in the European vehicle markets that could also negatively impact our performance during the second half of this year.
     Growing our sales through new business continues to be an important focus for us. Our current backlog of awarded new business which comes on stream over the next two years more than offsets any programs that are expiring or being co-sourced. While we continue to pursue vigorously new business opportunities, we are doing so with measured discipline to ensure that such opportunities provide acceptable investment returns.

Results of Operations — Summary (Second Quarter 2008 versus Second Quarter 2007)*

	Three Months Ended
	June 30,
	Dana	Prior Dana
	2008	2007	Change
Net sales	$2,333	$2,289	$44
Cost of sales	2,206	2,141	65

Gross margin	127	148	(21)
Selling, general and administrative expenses	84	88	(4)
Amortization of intangibles	19		19
Realignment charges, net	40	134	(94)
Impairment of goodwill	75		75
Impairment of intangible assets	7		7
Other income, net	20	32	(12)

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(78)	$(42)	$(36)

Loss from continuing operations	$(138)	$(105)	$(33)

Loss from discontinued operations	$(2)	$(28)	$26

Net loss	$(140)	$(133)	$(7)

*	Certain reclassifications were made to conform 2007 to the 2008 presentation.
Results of Operations (Second Quarter 2008 versus Second Quarter 2007)
Geographic Sales, Segment Sales and Gross Margin Analysis
     The tables below show changes in our sales by geographic region, business unit and segment for the three months ended June 30, 2008 and 2007.
Geographical Sales Analysis

				Amount of Change Due To
	Dana	Prior Dana	Increase/	Currency	Organic
	2008	2007	(Decrease)	Effects	Change
North America	$1,134	$1,301	$(167)	$10	$(177)
Europe	716	575	141	90	51
South America	294	253	41	28	13
Asia Pacific	189	160	29	13	16

Total	$2,333	$2,289	$44	$141	$(97)

     Combined sales of $2,333 in the second quarter of 2008 were $44 higher than the corresponding period of 2007. The strengthening of major currencies against the U.S. dollar in international markets where we conduct business increased sales by $141. Overall vehicle production levels and market conditions outside the U.S. also contributed to higher sales. Partially offsetting the sales increase from currency effects and stronger international markets, however, were lower sales due to market weakness in North America.
     The second quarter of 2008 organic sales decline of 14% in North America was driven primarily by lower production in the light-duty and commercial vehicle markets. Light-duty truck production was down 22% in the second quarter of 2008 compared to a year ago. In the commercial vehicle market, production of medium-duty (Class 5-7) trucks was down 9% compared to the second quarter of 2007. Partially offsetting the impact of lower vehicle production levels was the impact of higher pricing and higher sales in the heavy-duty (Class 8) commercial vehicle market as compared to last year’s second quarter when emission standards changes contributed to low production levels of heavy-duty trucks.

     Sales in Europe, exclusive of currency effects, increased 9%. Our Off-Highway business has a strong presence in Europe and benefited from a stronger overall market compared to 2007 as well as from new customer programs. Higher production levels in both the light-duty and commercial vehicle markets in Europe also contributed to higher sales in 2008 compared to last year. Higher vehicle production levels also contributed to increased organic sales in South America and Asia Pacific.
Segment Sales Analysis

				Amount of Change Due To
	Dana	Prior Dana	Increase/	Currency	Organic
	2008	2007	(Decrease)	Effects	Change
ASG
Light Axle	$632	$716	$(84)	$19	$(103)
Driveshaft	350	307	43	26	17
Sealing	201	190	11	17	(6)
Thermal	77	79	(2)	7	(9)
Structures	255	279	(24)	11	(35)
Other	2	6	(4)	(1)	(3)

Total ASG	1,517	1,577	(60)	79	(139)

HVSG
Commercial Vehicle	325	307	18	10	8
Off-Highway	492	403	89	52	37

Total HVSG	817	710	107	62	45

Other Operations	(1)	2	(3)		(3)

Total	$2,333	$2,289	$44	$141	$(97)

     In our ASG segments, after adjusting for currency effects, second quarter 2008 sales in the aggregate were down $139. Each of the segments was adversely impacted by the effects of significantly lower North American light and commercial vehicle truck production, including the effects of a labor strike at a major automotive parts supplier which primarily impacted our Structures and Light Axle businesses. Partially offsetting the weakness in the North American markets were stronger production levels elsewhere in the world. Our Driveshaft business serves both the light duty and commercial vehicle markets. Stronger vehicle markets outside North America, stronger heavy-duty (Class 8) production in North America and some contributions from new business more than offset the lower Driveshaft sales due to weaker North American light- and medium-duty truck markets.
     In HVSG, our Commercial Vehicle segment is heavily concentrated in the North American market. Higher second quarter production of Class 8 trucks in North America compared to the same period in 2007 contributed to higher sales, as did somewhat stronger markets outside North America. Partially offsetting the increased sales from these factors were lower production levels of medium duty trucks in North America. With its significant European presence, our Off-Highway segment’s sales benefited from the stronger euro, while organic sales in this segment benefited from stronger production levels and sales from new programs.

Margin Analysis
     The chart below shows our business unit and segment margin analysis for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30
	As a Percentage of Sales
	Dana	Prior Dana
	2008	2007
Gross margin:
ASG	6.7%	6.5%
Light Axle	2.8	2.9
Driveshaft	8.7	8.6
Sealing	13.9	14.0
Thermal	4.8	9.6
Structures	7.3	8.6

HVSG	8.1	9.1
Commercial Vehicle	5.0	5.1
Off-Highway	9.9	11.9

Consolidated	5.4	6.7

Selling, general and administrative expenses:
ASG	2.7%	2.9%
Light Axle	1.6	1.8
Driveshaft	2.3	2.6
Sealing	6.4	6.3
Thermal	5.3	4.7
Structures	0.7	1.8

HVSG	2.5	3.1
Commercial Vehicle	3.0	3.5
Off-Highway	1.9	2.2

Consolidated	3.6	4.1
Consolidated — Gross Margin
     Gross margin during the second quarter of 2008 was 5.4% of sales, down from 6.7% in 2007. Margin has been adversely impacted by two significant factors — higher steel cost and reduced sales levels in North America, primarily in the light and medium-duty truck markets. Higher steel costs reduced margin by approximately $38 (1.6% of 2008 second quarter sales). Adjusted for currency effects, sales are down $97 from the second quarter of 2007 resulting in a lower sales base to absorb certain fixed costs. Gross margins were also reduced by higher depreciation and amortization expense of $8, in part a result of adoption of fresh start accounting. Partially offsetting these adverse factors were benefits from the reorganization actions undertaken in connection with the bankruptcy process — labor cost savings, overhead cost reduction and manufacturing footprint optimization. We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until after the first quarter of 2007, with much of the savings associated with the new union agreements not becoming effective until our emergence on January 31, 2008. Labor cost savings associated with the reorganization initiatives and other actions added approximately $29 to margins in the second quarter of 2008 while overhead reduction, manufacturing footprint and increased pricing actions provided additional margin improvement.

Automotive Systems Group – Gross Margin
     In ASG, gross margin improved to 6.7% of sales from 6.5% in the second quarter of 2007. In the Light Axle segment, gross margin as a percent of sales was relatively comparable to 2007, being down 0.1% from last year. Light Axle gross margin benefited by approximately $9 from labor savings achieved through the bankruptcy reorganization process, while higher steel cost of about $6 adversely affected margin. Gross margin was adversely impacted by lower sales volume net of cost reductions and other operational improvements. In the Driveshaft segment, gross margin as a percent of sales improved by 0.1%. Labor savings associated with the bankruptcy reorganization initiatives improved margins by about $11 and settlement of certain Canadian pension obligations contributed another $4. Offsetting these benefits were higher steel cost of approximately $5 and warranty cost of $4. Driveshaft gross margin was also negatively impacted by higher depreciation expense of $8, in part due to the implementation of fresh start accounting upon emergence. In the Sealing segment, the second quarter 2008 margins were generally comparable with last year’s second quarter margin, being down 0.1%. Higher depreciation expense of $4, principally from adoption of fresh start accounting, was partially offset by cost reductions. Thermal segment gross margin declined 4.8% from 2007 principally due to settlement of a customer warranty obligation which resulted in additional expense of $3 during the second quarter of 2008. The Structures segment experienced gross margin reduction of 1.3%. Comparative margins were adversely affected by one-time pricing settlement and cost recovery actions of $6 in the second quarter of 2007. Structures margins were also negatively impacted by start-up costs associated with new program launches and by lower sales volumes, in part due to disruptions caused by a labor strike at one of the major automotive suppliers that curtailed vehicle production at General Motors. Partially offsetting these negative factors was $8 of benefit from settlement of certain Canadian pension obligations, $5 of labor savings resulting principally from our bankruptcy reorganization initiatives and $5 of lower depreciation expense related to the adoption of fresh start accounting.
Heavy Vehicle Systems Group – Gross Margin
     Gross margin in HVSG was 8.1% in the second quarter of 2008, down from 9.1% in the second quarter of 2007. Commercial Vehicle gross margin as a percent of sales was essentially flat. Pricing improvement of $3 and reduced depreciation expense of $2 resulting from adoption of fresh start accounting were partially offset by higher steel cost which reduced gross margin by $4. In the Off-Highway segment, there was a margin decline of 2.0% of sales. Although sales increased $52 due to currency effects, the margin impact was negligible as the stronger international currencies also affected our production costs, including a portion of those underlying sales denominated in U.S. dollars. Also negatively impacting margins was higher steel cost of $10 and depreciation increases of $2 related to fresh start accounting. Partially offsetting these adverse effects were improved pricing of $5 and margin improvement from the higher sales volume.
Corporate & Other – Gross Margin
     Consolidated gross margin is impacted by cost of sales activity in Corporate & Other that is not reflected in the operating segments. This activity consists principally of consolidated level full absorption inventory adjustments which have the effect of reclassifying certain expenses to cost of sales that are reported in the operating segments as SG&A. Additionally, the operating segments report inventory and cost of sales on a FIFO basis, with adjustments recorded in consolidation to reflect the inventory and cost of sales of the U.S. operations on a LIFO basis. During the second quarter of 2008, increases in the price of steel and other commodities resulted in higher FIFO costs for our U.S. inventories. As a result, cost of sales within Corporate and Other includes a charge of $26 to record the estimated impact on the corresponding LIFO reserve. Adjustments to LIFO reserves in the second quarter of 2007 decreased cost of sales by $1.

Automotive Systems Group – Selling, General and Administrative Expenses
     Selling, general and administrative expenses in the ASG group during the second quarter of 2008 were 2.7% of sales, which compares favorably with the 2.9% of sales in the same period in 2007. The improvement apparent in Light Axle, Driveshaft and Structures reflects the labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process as well as additional reductions implemented since January 2008. The Sealing and Thermal businesses were not impacted as significantly by bankruptcy reorganization labor-related actions as the other ASG segments. The increases in SG&A as a percent of sales in these businesses are primarily a consequence of lower sales levels to absorb fixed expenses.
Heavy Vehicle Systems Group – Selling, General and Administrative Expenses
     The HVSG group reduced selling, general and administrative expenses to 2.5% of sales in the second quarter of 2008 from 3.1% in 2007. The businesses of this group benefited in a manner similar to those in the ASG group from the bankruptcy-related cost reduction actions. This group additionally benefited from certain fixed costs being absorbed over higher sales levels.
Corporate & Other – Selling, General and Administrative Expenses
     The selling, general and administrative expenses at the Corporate & Other level were .9% of sales in the second quarter of 2008 as compared to .8% of sales in last year’s second quarter. While certain cost savings were achieved through the bankruptcy reorganization process, additional expenses were incurred in connection with personnel changes and restoring long term incentive plans.
Amortization of intangibles
     Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting at the date of emergence resulted in expense of $19 for the three months ended June 30, 2008.
Realignment charges and Impairment of goodwill
     Realignment charges are primarily costs associated with the manufacturing footprint optimization actions that were undertaken in connection with our bankruptcy plan of reorganization. These actions are more fully described in Note 6 to our consolidated financial statements in Item 1 of Part I. We recorded additional realignment costs during the second quarter of 2008 in connection with the planned closure of our foundry operation in Venezuela. During the second quarter of 2007, we recorded $128 of cost relating to the settlement of our pension obligations in the United Kingdom, which was completed in April 2007. The impairment of goodwill and the impairment of intangible assets were recorded in the second quarter of 2008 and are discussed in Note 7 to our consolidated financial statements in Item 1 of Part I.
Other income, net
     Other income in 2008 includes net foreign currency transaction losses of $4, as compared to net gains of $14 during the second quarter of 2007. DCC asset sales and other activity provided income of $19 in 2007. With DCC assets having now been fully divested, there is no Other income effect in 2008. Other income in 2007 also included a one-time claim settlement charge of $11 representing the estimated costs to settle a contractual matter with an investor in one of our equity investments. Other income in 2008 also benefited from higher interest income of $5.

Interest expense
     Interest expense includes the costs associated with the Exit Facility and other debt agreements which are described in detail in Note 14 to our consolidated financial statements in Item 1 of Part I. Interest expense in the second quarter of 2008 includes $5 of amortized Original issue discount (OID) recorded in connection with the Exit Facility and $2 of amortized debt issuance costs. Interest expense in 2008 also includes $3 associated with the accretion of certain liabilities that were recorded at discounted values to derive their fair values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. During 2007, we recorded interest expense of $18 on our DIP Credit Agreement. As a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $27 in the second quarter of 2007.
Reorganization items, net
     Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our consolidated financial statements in Item 1 of Part I of this report for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continue subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities incident to emergence from bankruptcy. Among these ongoing costs are expenses associated with unionization of additional facilities under the framework of the global agreement negotiated with the unions as part of our reorganization activities.
Income tax benefit (expense)
     In the U.S., the U.K. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established to offset the associated tax benefit. These adjustments of the valuation allowances and the impairment of $75 of goodwill in 2008 are the primary factors which cause the tax expense of $12 and $3 for the three months ended June 30, 2008 and 2007 to differ from the expected tax benefit of $44 and $38 at the U.S. federal statutory rate of 35%.

Results of Operations — Summary (Year-to-Date 2008 versus Year-to-Date 2007)*

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Net sales	$3,894	$751	$4,434
Cost of sales	3,683	702	4,184

Gross margin	211	49	250
Selling, general and administrative expenses	149	34	184
Amortization of intangibles	31
Realignment charges	45	12	153
Impairment of goodwill	75
Impairment of intangible assets	7
Other income, net	52	8	78

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(44)	$11	$(9)

Fresh start accounting adjustments	$—	$1,009	$—

Income (loss) from continuing operations	$(161)	$715	$(141)

Loss from discontinued operations	$(3)	$(6)	$(84)

Net income (loss)	$(164)	$709	$(225)

*	Certain reclassifications were made to conform 2007 to the 2008 presentation.
     As a consequence of emergence from bankruptcy on January 31, 2008, the results of operations for the first half of 2008 separately present the month of January pre-emergence results of Prior Dana and the five-month results of Dana. As such, the application of fresh start accounting as described in Note 1 to the consolidated financial statements in Item 1 of Part I is reflected in the Dana five-month results, but not in the pre-emergence January results. Loss from continuing operations before interest, reorganization items and income taxes of $44 for the five months ended June 30, 2008 includes net expenses of approximately $57 resulting from the application of fresh start accounting, primarily amortization of intangibles, a one-time amortization of the stepped up value of inventories sold during the period and additional depreciation expense. Additionally, certain agreements such as the labor agreements negotiated with our major unions became effective upon emergence from bankruptcy. Consequently, certain benefits associated with the effectiveness of these agreements, including the elimination of postretirement medical costs in the U.S., commenced at emergence, thereby benefiting the five-month results of Dana.

Results of Operations (Year-to-Date 2008 versus Year-to-Date 2007)
Geographic Sales, Segment Sales and Gross Margin Analysis
     The tables below show changes in our sales by geographic region, business unit and segment for the five months ended June 30, 2008, one month ended January 31, 2008 and six months ended June 30, 2007.
     Although the five months ended June 30, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from bankruptcy on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods. Accordingly, references in our analysis to six month sales information combine the two periods in order to enhance the comparability of such information for the two six month periods.
Geographical Sales Analysis

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
North America	$1,913	$396	$2,525
Europe	1,185	224	1,137
South America	480	73	459
Asia Pacific	316	58	313

Total	$3,894	$751	$4,434

     Combined sales of $4,645 in the first half of 2008 were $211 higher than the corresponding period of 2007. The increase was driven by currency movements which generated $290 of increased sales as a number of the major currencies in international markets where we conduct business strengthened against the U.S. dollar. Exclusive of the currency effects, a weaker North American market led to an overall market-related organic sales decline, more than offsetting increases from stronger markets outside North America.
     First half 2008 sales in North America adjusted for currency declined 11% due to lower production in the light duty and commercial vehicle markets. Light duty truck production was down 17% in the first half of 2008 compared to a year ago. In the commercial vehicle market, production of Class 8 and medium-duty (Class 5-7) trucks was 13% lower compared to the first half of 2007. Partially offsetting the impact of lower vehicle production levels was the impact of higher pricing, principally from our bankruptcy reorganization initiatives. While some of our reorganization pricing actions benefited the first half of 2007, the first half of 2008 reflects the full benefit from the pricing actions achieved over the course of 2007.
     Sales in Europe, South America and Asia Pacific all benefited from the effects of stronger local currencies against the U.S. dollar and somewhat higher year-over-year production levels. The organic sales increase in Europe is also reflective of the significant presence our Off-Highway segment has in this region. Off-Highway sales in Europe benefited from relatively strong markets, new business and increased pricing.

Segment Sales Analysis

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
ASG
Light Axle	$1,063	$210	$1,326
Driveshaft	575	110	593
Sealing	332	64	366
Thermal	129	28	151
Structures	435	90	549
Other	6	1	12

Total ASG	2,540	503	2,997

HVSG
Commercial Vehicle	534	97	647
Off-Highway	820	151	787

Total HVSG	1,354	248	1,434

Other Operations			3

Total	$3,894	$751	$4,434

     In our ASG segments, after adjusting for currency effects, first half 2008 sales in the aggregate declined $126. The ASG segments were adversely impacted by the effects of significantly lower North American light truck production as well as a labor strike at a major automotive parts supplier which primarily impacted our Structures and Light Axle businesses and contributed to reduced sales. Our Driveshaft sales to medium- and heavy-duty customers in the North American commercial vehicle market also declined, but not as significantly as the decline in light-duty. Partially offsetting the weakness in the North American markets were stronger production levels elsewhere in the world and benefits from the customer pricing improvement actions achieved in 2007. This business benefited from some new customer programs, principally outside North America, which have come on stream over the past year. The new Driveshaft business in combination with stronger international markets more than offset the effects of lower North American production levels.
     In HVSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the overall sales decline of 5% in this segment, after removing currency effects, was primarily due to the drop in North American production levels discussed in the regional review. Stronger markets outside North America and some pricing improvement partially offset the weaker North American production. With its significant European presence, our Off-Highway segment benefited from the stronger euro. Organic sales growth in this segment is the result of stronger production levels and sales from new programs. We also benefited from increased pricing.

Margin Analysis
     The chart below shows our business unit and segment margin analysis for the six months ended June 30, 2008 and 2007:

	As a Percentage of Sales
	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	Dana	Prior Dana	Prior Dana
	2008	2008	2007
Gross margin:
ASG	6.3%	6.2%	5.2%
Light Axle	2.6	2.7	1.5
Driveshaft	8.4	10.2	7.2
Sealing	13.6	14.1	13.6
Thermal	5.4	9.7	9.8
Structures	6.9	1.2	6.2

HVSG	8.5	8.3	9.1
Commercial Vehicle	5.8	4.5	5.3
Off-Highway	10.0	10.5	11.9

Consolidated	5.4	6.4	5.7

Selling, general and administrative expenses:
ASG	2.7	3.7	3.1
Light Axle	1.7	2.7	1.9
Driveshaft	2.4	3.2	2.9
Sealing	6.4	7.4	6.5
Thermal	5.2	4.6	4.9
Structures	0.7	1.5	1.8

HVSG	2.6	2.8	3.2
Commercial Vehicle	3.1	3.7	3.6
Off-Highway	2.0	1.8	2.3

Consolidated	3.8	4.5	4.2
Consolidated
     Gross margin as a percent of sales for the five months ended June 30, 2008 and the month of January 2008 was 5.4% and 6.4%, respectively. This compares to gross margin of 5.7% for the six months ended June 30, 2007. Margins during the five-month period ended June 30, 2008 have been adversely impacted by two significant factors – higher steel costs and reduced sales levels in North America, primarily in the light- and medium-duty truck markets. Higher steel costs reduced margin by approximately $42 (1.1% of sales). Adjusted for currency effects, sales in 2008 are down from the comparable 2007 period, with most of the organic sales reduction occurring in the five months ended June 30, 2008. As a result, there is a lower sales base relative to certain fixed costs. Gross margins during the five months ended June 30, 2008 were also reduced by about $25 resulting from the fresh start accounting effects discussed in the subsequent paragraph. Partially offsetting these adverse developments were benefits from the reorganization actions undertaken in connection with the bankruptcy process — customer pricing improvement, labor cost savings, overhead cost reduction and manufacturing footprint optimization. The customer pricing actions began contributing to gross margins in the first quarter of 2007, with additional pricing improvements being achieved over the course of 2007. As a result, the first half of 2008 reflects a full six months of customer pricing improvements while the first six months of 2007 includes only a portion thereof. Pricing improvements unrelated to the reorganization process were also achieved, which when combined with the reorganization — related pricing actions increased margin by approximately $31 during the five months ended June 30, 2008 and the month of January 2008. We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until the first quarter of 2008 with much of the savings associated with the agreements negotiated with the unions only becoming effective upon our emergence on January 31, 2008. Labor cost savings associated with the reorganization initiatives and other actions added approximately $56 to margin in the first half of 2008, primarily in the five months ended June 30, 2008, while overhead reduction, manufacturing footprint and increased pricing actions provided additional margin improvement.
     In connection with the application of fresh start accounting, margins were negatively impacted by two factors. At emergence, inventory values were increased in accordance with fresh start accounting requirements. Cost of sales recorded by our product segments for the five months ended June 30, 2008 did not include the higher inventory value as the corresponding inventory was sold, since the incremental charge was recorded in Corporate and Other and treated as a non-cash item. Since our U.S. inventories are carried on LIFO, we recorded credits totaling $38 in Corporate and Other in the five months ended June 30, 2008 to adjust our LIFO reserve and effectively retain the higher inventory value of our U.S. inventories.. The other factor negatively impacting margins as a result of fresh start accounting is higher depreciation expense on the stepped up value of fixed assets and amortization expense associated with technology related intangibles recognized at emergence. This higher depreciation and amortization expense reduced margin for the five months ended June 30, 2008 by approximately $10.
Automotive Systems Group – Gross Margin
     In the Light Axle segment, gross margin as a percent of sales was 2.6% for the five months ended June 30, 2008 and 2.7% for the month of January 2008, as compared to 1.5% for the six months ended June 30, 2007. Customer pricing improvement and labor cost reductions contributed approximately $25 (2.0% of sales) to 2008 margin. Other cost reductions and operational improvements provided additional margin improvement. These improvements, however, were partially offset by higher material costs which reduced margin by about $8 (0.6% of sales) and the margin effects of reduced sales levels. Gross margin as a percent of sales in the Driveshaft segment was 8.4% for the five months ended June 30, 2008 and 10.2% for the month of January 2008 – up from 7.2% of sales for the first six months of 2007. Like the Light Axle segment, Driveshaft benefited approximately $33 (4.8% of sales) from customer pricing actions and labor cost savings, primarily from the reorganization actions. Margin for the five months ended June 30, 2008 also benefited by $4 from settlement of certain Canadian pension liabilities during the second quarter of 2008. Partially offsetting this benefit was higher material cost of $6 (0.9 % of sales), higher warranty expense of $4, and reduced margin associated with the reduction in overall sales volume. Also reducing margin in the Driveshaft segment was higher depreciation and amortization expense of $14 attributed primarily to the application of fresh start accounting. In the Sealing segment, gross margin as a percent of sales for the five months ended June 30, 2008 and the month of January 2008 were relatively comparable with last year’s first half margins. The adverse effects on gross margin from higher depreciation and amortization resulting from application of fresh start accounting were offset by cost reductions and other operational performance improvement. Gross margin in our Thermal segment declined to 5.4% of sales for the five months ended June 30, 2008 from 9.7% of sales in January 2008 and 9.8% of sales for the first six months of 2007. Additional warranty cost of $3 in the second quarter of 2008 contributed to the reduced margin as did higher depreciation and amortiziation. The Structures segment achieved gross margin of 6.9% for the five months ended June 30, 2008, 1.2% of sales for the month of January 2008 and 6.2% of sales for the first six months of 2007. Labor savings, principally from the reorganization initiatives, improved margin by about $9 (1.7% of sales), with settlement of certain Canadian pension liabilities in the second quarter of 2008 providing an additional benefit of $8.The Structures segment also benefited by $9 from reduced depreciation and amortization expense resulting primarily from application of fresh start accounting. These benefits were partially offset by $11 of one-time pricing actions or cost recoveries received from customers in 2007 along with the adverse margin effects attributable to lower sales levels during the first six months of 2008.
Heavy Vehicle Systems Group – Gross Margin
     Gross margin in the Commercial Vehicle segment was 5.8% of sales for the five months ended June 30, 2008 and 4.5% of sales for the month of January 2008, which compares to 5.3% of sales for first half of 2007. Gross margin in 2008 benefited by about $9 from improved pricing and labor savings, principally in the five months ended June 30, 2008. Partially offsetting the margin improvement was higher material costs of $5 during the five months ended June 30, 2008 and the adverse effects of lower sales levels during 2008. In the Off-Highway segment, gross margin as a percent of sales of 10.0% for the five months ended June 30, 2008 and 10.5% for the month of January 2008 were down slightly from gross margin of 11.9% of sales in the first half of 2007. The margin decline is primarily due to higher material costs of $10 (1.0% of sales in the five months ended June 30, 2008), with the benefit of higher sales levels in 2008 providing a partial offset.
Corporate & Other – Gross margin
     Consolidated gross margin is impacted by cost of sales activity in Corporate & Other that is not reflected in the operating segments. This activity consists principally of consolidated level full absorption inventory adjustments which have the effect of reclassifying certain expenses to cost of sales that are reported in the operating segments as SG&A. Additionally, the operating segments report inventory and cost of sales on a FIFO basis, with adjustments made in consolidation to reflect the inventory and cost of sales of the U.S. operations on a LIFO basis. During the first half of 2008, a portion of the increased steel and other costs capitalized as part of the FIFO inventory by the operating segments was recognized in cost of sales at the consolidated level to adjust to LIFO. The aggregate LIFO adjustment in the five months ended June 30, 2008 was $29, with a pickup of $3 recognized in the month of January 2008. During the first half of 2007, LIFO charges to cost of sales amounted to $15. The aforementioned $15 charge to cost of sales to recognize the stepped up fresh start value of inventory sold during the five months ended June 30, 2008 was also recognized in Corporate & Other.
Automotive Systems Group – Selling, General and Administrative Expenses
     Selling, general and administrative expenses in the ASG group during the five months ended June 30, 2008 were 2.7% of sales with the month of January 2008 being 3.7% of sales. During the first six months of 2007, selling, general and administrative expenses were 3.1% of sales. The improvement reflected in Light Axle, Driveshaft and Structures reflect the labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process as well as additional reductions implemented post-emergence. The Sealing and Thermal businesses were not impacted as significantly as the other ASG segments by bankruptcy reorganization labor-related actions.
Heavy Vehicle Systems Group – Selling, General and Administrative Expenses
     The HVSG group reduced selling, general and administrative expenses to 2.6% of sales in the five months ended June 30, 2008 and 2.8% of sales in the month of January 2008 from 3.2% in 2007. The businesses of this group benefited similarly to those in the ASG group from the bankruptcy related cost reduction actions. The Off-Highway segment additionally benefited from higher sales levels being spread over certain fixed costs
Corporate & Other – Selling, General and Administrative Expenses
     The selling, general and administrative expenses at the Corporate & Other level were 1.1% of sales for the five months ended June 30, 2008 and the month of January 2008 as compared to 1.0% of sales during the first six months of 2007. While certain cost savings were achieved through the bankruptcy reorganization process, additional expenses were incurred during 2008 in connection with personnel changes and restoring long term incentive plans. Also adversely impacting the year over year margin comparison was a reduction in long-term disability accruals in 2007.
Amortization of intangibles
     Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting at the date of emergence resulted in expense of $31 for the five months ended June 30, 2008.
Realignment charges and Impairment of goodwill
     Realignment charges are primarily costs associated with the manufacturing footprint optimization actions that were undertaken in connection with our bankruptcy plan of reorganization. These actions are more fully described in Note 6 to our consolidated financial statements in Item 1 of Part I. We recorded additional realignment costs during the second quarter of 2008 for the closure of our foundry operation in Venezuela. The first half of 2007 also includes $136 of cost relating to the settlement of our pension obligations in the United Kingdom, which was completed in April 2007. The impairment of goodwill and the impairment of intangible assets are discussed in Note 7 to our consolidated financial statements in Item 1 of Part I.
Other income, net
     Net currency transaction gains provided other income of $11 in the five months ended June 30, 2008 and $3 in the month of January 2008, as compared to $19 of net currency transaction gains in the first half of 2007. DCC asset sales were substantially completed in 2007. These sales and other DCC activity provided income of $25 in the first half of 2007, while in 2008 such activity resulted in a net loss of $1 in the month of January. Other income in 2007 also included a one-time claim settlement charge of $11 representing the cost to settle a contractual matter with an investor in one of our equity investments. Other income in 2008 also benefited from higher interest income of $12.
Interest expense
     Interest expense of Dana reflects the costs associated with the Exit Financing facility and other debt agreements which are described in detail in Note 14 to our consolidated financial statements in Item 1 of Part I. Interest expense in the five months ended June 30, 2008 includes $8 of amortized OID recorded in connection with the Exit Financing facility and $3 of amortized debt issuance costs. Interest expense in the five months ended June 30, 2008 also includes $1 associated with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. During 2007 and the month of January 2008, as a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as Liabilities subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $54 in the first half of 2007 and $9 during the month of January 2008.
Reorganization items, net
     Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continue subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities incident to emergence from bankruptcy. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities. Reorganization items in the month of January 2008 include a gain on the settlement of Liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes, and success fees and other fees earned by certain professionals upon emergence.
Income tax benefit (expense)
     In the U.S., the U.K. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit or expense. In the U.S., as described in Note 18 to our financial statements in Item 1 of Part I of this report, because of the significant amount of OCI reported for the five months ended June 30, 2008 and the six months ended June 30, 2007, we recognized a U.S. tax benefit of $14 and $26 in continuing operations. The valuation allowance impacts in the above-mentioned countries, the fresh start adjustments in 2008 and the impairment of $75 of goodwill in 2008 are the primary factors which cause the tax expense of $32 for the five months ended June 30, 2008, $199 for the month of January 2008, and $18 for the six months ended June 30, 2007 to differ from an expected tax benefit of $44, tax expense of $320 and tax benefit of $47 for those periods, respectively, at the U.S. federal statutory rate of 35%.

Discontinued operations
     Our engine hard parts, fluid products and pump products operations had been reported as discontinued operations. The sales of these businesses were substantially completed in 2007, except for a portion of the pump products business that was sold in January 2008. The first half 2007 results reflect the operating results of these businesses as well as adjustments to the net assets of these businesses necessary to reflect their fair value less cost to sell based on expected sales proceeds.
     The net sales and the loss from discontinued operations for the six months ended June 30, 2008 and 2007, aggregated by operating segment, are shown in the table below.

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
Sales	2008	2007	2008	2008	2007
ASG
Engine	$—	—	$—	$—	$131
Fluid		115			237
Pump		23		6	48

Total Discontinued Operations	$—	$138	$—	$6	$416

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Five Months	One Month	Six Months
	June 30,		Ended	Ended	Ended
	Dana	Prior Dana	June 30,	January 31,	June 30,
Net loss	2008	2007	2008	2008	2007
ASG
Engine	$(1)	$(7)	$(1)	$(4)	$(63)
Fluid		1	(1)	(1)	(2)
Pump	(1)	(18)	(1)	(1)	(15)

Total ASG	(2)	(24)	(3)	(6)	(80)
Other		(4)			(4)

Total Discontinued Operations	$(2)	$(28)	$(3)	$(6)	$(84)

     The net loss in Engine in the first half of 2007 includes a net loss of $26 recorded in connection with the sale of this business which was completed in March 2007. The net loss in Engine in the first half of 2008 reflects post-closing adjustments associated with the sale, including $4 in the month of January 2008 to properly account for liabilities retained by Dana.
Liquidity
     Our global liquidity as of June 30, 2008 is as follows:

Cash	$1,191
Less:
Deposits supporting obligations	(97)
Cash in less than wholly-owned subsidiaries	(63)

Available cash	1,031
Additional cash availability from:
Lines of credit in the U.S. and Europe	575
Additional lines of credit supported by letters of credit from the revolving facility	40
Total global liquidity	$1,646

     We believe our overall liquidity and operating cash flows will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future. Satisfying our debt covenants in the future could require the use of a portion of our available cash to reduce debt.
     A summary of the changes in cash and cash equivalents for the six months ended June 30, 2008 and 2007 is shown in the following tables:

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Cash flow summary:
Cash and cash equivalents at beginning of period	$2,147	$1,271	$704

Cash used in operating activities	(851)	(122)	(152)
Cash provided by (used in) investing activities	(80)	77	264
Cash provided by (used in) financing activities	(39)	912	170

Increase (decrease) in cash and cash equivalents	(970)	867	282
Impact of foreign exchange and discontinued operations	14	9	15

Cash and cash equivalents at end of period	$1,191	$2,147	$1,001

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Cash from operations
Net income (loss)	$(164)	$709	$(225)
Depreciation	120	23	139
Amortization of intangibles	38
Amortization of inventory valuation	15
Amortization of deferred financing charges and original issue discount	11
Impairment of goodwill and other intangible assets	82
Non-cash portion of U.K. pension charge			60
Minority interest	5	2	6
Deferred income taxes	(17)	191	(7)
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(97)
Reorganization items net of cash payments	(23)	79	7
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)	(27)
Loss (gain) on sale of businesses and assets	1	7	(8)
Other, net	(22)	19	(33)

	(784)	(61)	(88)
Change in working capital	(67)	(61)	(64)

Cash flows used in operating activities	$(851)	$(122)	$(152)

     Cash of $973 was used in operating activities in the first half of 2008 as compared to cash of $152 used in the same period of 2007. During the first half of 2008, cash was used to satisfy various obligations associated with our emergence from bankruptcy. Cash of $733 was used shortly after emergence to satisfy our payment obligation to two VEBAs established to fund non-pension benefits of union retirees. A payment of $53 occurred at emergence to satisfy our obligation to a similar VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement. Additional bankruptcy emergence-related payments during the five months ended June 30, 2008 approximated $97 for payment of claims, professional fees, transfer taxes and other reorganization related items.

     We typically experience an increase in working capital during the first half of the year due primarily to trade receivables being customarily lower at the end of the calendar year as our OEM customers’ production levels are lighter during the holiday season. Cash of $128 was used during the first half of 2008 to fund working capital requirements, as compared to a use of $64 in the first half of 2007.
     Cash required to fund increased accounts receivable in 2008 was $199, which compares to a use of $223 during the first six months of 2007. Increased inventory levels consumed approximately $56 of cash in the first half of 2008 while requiring $20 during the same period of the prior year. The increase was due in part to higher material costs. Partially offsetting the use of cash for accounts receivable and inventory were increased levels of accounts payable and other working capital components which in the aggregate provided a cash source of $127 in 2008 and $179 in 2007.

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Cash from investing
Purchases of property, plant and equipment	$(76)	$(16)	$(94)
Proceeds from sale of businesses and assets		5	421
Change in restricted cash		93	(88)
Other	(4)	(5)	25

Cash flows provided by (used in) investing activities	$(80)	$77	$264

     Divestitures of the engine hard parts, fluid products and trailer axle businesses, the sale of our investment in GETRAG and proceeds from DCC divestment-related actions provided cash of $421 in the first half of 2007. Expenditures for property, plant and equipment were comparable with last year. DCC cash that was restricted during bankruptcy by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.

	Dana	Prior Dana	Prior Dana
	Five Months	One Month	Six Months
	Ended	Ended	Ended
	June 30,	January 31,	June 30,
	2008	2008	2007
Cash from financing
Net change in short-term debt	$(88)	$(18)	$(28)
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Proceeds from Exit Facility debt	80	1,350
Original issue discount and deferred financing fees	(1)	(154)
Repayment of Exit Facility debt	(7)
Payment of DCC Medium Term Notes		(136)
Issuance of Series A and Series B preferred stock		771
Preferred dividends paid	(11)
Other	(12)	(1)	(2)

Cash flows provided by (used for) financing activities	$(39)	$912	$170

     At emergence from bankruptcy on January 31, 2008, we obtained proceeds of $1,350 under a new Exit Facility and $771 of proceeds through the issuance of Series A and Series B shares of preferred stock. These proceeds were used in part to repay the $900 outstanding under the DIP Credit Agreement, pay Exit Facility OID costs and fees of $154, and retire the remaining amount owed to DCC noteholders through satisfaction of DCC’s bankruptcy claim against Prior Dana. Post-emergence, additional proceeds of $80 were received under the Exit Facility. During the first half of 2007, we borrowed an additional $200 under the DIP Credit Agreement.

Financing Activities
Cash and Cash Equivalents
     Cash deposits are maintained to provide credit enhancement for certain agreements. These deposits are recorded as Cash and cash equivalents. In most instances, these cash deposits may be withdrawn if comparable security is provided in the form of letters of credit.
     At June 30, 2008, cash and cash equivalents held in the U.S. amounted to $548. Included in this amount was $71 of cash deposits maintained primarily to provide credit enhancement for certain lease agreements, support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and fund an escrow account required to appeal a judgment rendered in Texas. Cash of $6 held by DCC is no longer restricted as the obligations under a forbearance agreement were satisfied in January 2008.
     At June 30, 2008, cash and cash equivalents held outside the U.S. amounted to $643. Included in this amount was $26 of cash deposits maintained primarily to provide credit enhancement for certain lease agreements and to support letters of credit, bank guarantees and certain employee benefit obligations.
     Our cash deposits are not considered to be restricted as they could be replaced by letters of credit available under our Exit Facility (discussed in Note 14 to our consolidated financial statements in Item 1 of Part I).
     A substantial portion of our non-U.S. cash and cash equivalents is needed for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. In addition, at June 30, 2008, $63 was held by consolidated entities that have minority interests with varying levels of participation rights involving cash withdrawals. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax cost.
Intercompany Loans
     Certain of our international operations had intercompany loan obligations to the U.S. totaling $247 at June 30, 2008. These intercompany loans resulted (i) from certain international operations having received cash or other forms of financial support from the U.S. to finance their activities and (ii) from U.S. entities transferring their ownership in certain entities in exchange for intercompany notes. Intercompany loans of $162 are denominated in a foreign currency and not considered permanently invested as they are expected to be repaid in the near term. Accordingly, foreign exchange gains and losses on these loans are reported in other income (expense) rather than being recorded in Other comprehensive income (loss) as translation gain or loss.
Credit Agreements
Exit Financing
     On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of the Term Facility in the total aggregate amount of $1,430 and the $650 Revolving Facility. The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were $1,276 after $114 of OID and other customary issuance costs and fees of $40, both of which were deferred and are being amortized as interest expense over the term of the loan. There were no borrowings under the Revolving Facility at the Effective Date, but $200 was utilized for existing letters of credit. For an explanation of the terms of the Exit Facility, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At June 30, 2008, we had gross borrowings of $1,423 (before reduction of $107 for unamortized OID) under the Term Facility and although we had no borrowings under the Revolving Facility, we had utilized $192 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $383 after deducting the outstanding letters of credit. Through June 30, 2008 we are in full compliance with our debt covenants and expect to continue to remain in compliance through year end and into 2009. Satisfying the debt covenants in the future could require the use of a portion of available cash to reduce debt.

Interest Rate Agreements
     Interest on the Term Facility accrues at variable interest rates. Under the Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility for a period of no less than three years. We paid $1 in May 2008 to enter into a series of contracts that effectively cap the LIBOR component of the interest rate calculation for our Term Facility at 6.00% and our effective interest rate at 9.75% through May 2011 on a notional amount of $713 of the Term Facility (reducing in quarterly steps to $694 in February 2011). The contracts are adjusted to their fair value monthly. The $2 fair value of the contracts as of June 30, 2008 is recorded as an asset.
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
     At December 31, 2007, we had borrowed $900 under the DIP Credit Agreement. All of the loans and other obligations under the DIP Credit Agreement were repaid as part of the consummation of the Plan, primarily from the funding obtained from the Exit Facility. Outstanding letters of credit issued under the DIP Credit Agreement were transferred to the Exit Facility on January 31, 2008.
European Receivables Loan Facility
     In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and the receivables program, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K. At June 30, 2008, there was availability of $192 and there were borrowings under this facility equivalent to $19 recorded as Notes payable. The proceeds from the borrowings are used for operations and for the repayment of intercompany debt.
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

Cash Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. In the first half of 2008, there were no significant changes in the cash obligations reported in Item 7 of our 2007 Form 10-K except for the change in the obligations under our new debt facilities. Our DIP loan of $900 was repaid on January 31, 2008, and on January 31 and February 1, 2008 we took on the new long-term debt obligation shown in the table below.

	Payments Due by Period
		Less than	1 - 3	4 -5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Principal of long-term debt	$1,423	$14	$29	$29	$1,351
Interest payments (1)	565	97	187	181	100

Notes

(1)
These amounts represent future interest payments on the Term Loan debt balances at June 30, 2008. Payments related to the Term Loan’s variable rate debt tranches are based on the June 30, 2008 interest rates. However, as described in our 2007 Form 10-K, there is an interest rate floor on our Exit Facility which expires on January 31, 2010. The rate in the table is at the 3% floor plus the applicable margin until January 31, 2010, then drops 22 basis points to the June 30, 2008 rate in the remaining periods.

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
Class Action Lawsuit and Derivative Actions
     A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the lead plaintiffs filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral argument has not been scheduled.
     A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral argument has not been scheduled.
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
Asbestos Personal Injury Liabilities
     We had approximately 42,000 active pending asbestos personal injury liability claims at June 30, 2008, which is generally unchanged from the number of claims pending at December 31, 2007, including approximately 10,000 claims that were settled but awaiting final documentation and payment. In connection with applying fresh start accounting, we assigned probabilities to the values underlying the estimated range of future asbestos indemnity and defense costs included in the December 31, 2007 actuarial valuation obtained to estimate our liability associated with these obligations. The related cash flows were probability weighted and discounted to determine the fair value as of January 31, 2008. As a result, we had accrued $145 for indemnity and defense costs for pending and future asbestos personal injury liability claims at June 30, 2008. Our policy before the adoption of fresh start accounting had been to accrue the undiscounted low end of the range of projected obligations, which had resulted in an accrual of $136 at December 31, 2007.
     Prior to 2006, we had reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations first to reduce any recorded recoverable amount related to that insurer. Proceeds from commutations in excess of our estimated recoverable amount for pending and future claims are recorded as a credit to other income. Commutation proceeds of $2 were credited to other income in the five months ended June 30, 2008.
     At June 30, 2008, we had recorded $73 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The June 30 amount was also discounted using the same methodology as the associated liability. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we exercised in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     In addition, we had a net amount receivable from our insurers and others of $18 at June 30, 2008, compared to $17 at December 31, 2007. The receivable represents reimbursements for settled asbestos personal injury liability claims, including billings in progress and amounts subject to alternate dispute resolution proceedings with some of our insurers. It is anticipated that a favorable settlement to these proceedings will be finalized soon.
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
Other Product Liabilities
     We had accrued $4 for non-asbestos product liability costs at June 30, 2008, unchanged from the liability at December 31, 2007, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities
     Accrued environmental liabilities at June 30, 2008 were $20, compared to $180 at December 31, 2007. The reduction is attributable to the discharge of underlying environmental claims upon emergence. A portion of these claims is being addressed through the disputed claims process described in the Emergence from Reorganization Proceedings section of Item 1 of Part I. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations.
     We considered the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our remaining environmental liabilities as of January 31, 2008 and the accrued liability at June 30, 2008.
     One of the larger claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We are a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter has been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. During the course of the proceedings and our efforts to address the Government’s claim, no additional information was provided to support any adjustment to the amounts we had accrued for this matter. For the past several months, we have been actively litigating the claim and negotiating a settlement with the Government on the Hamilton site as well as other environmental claims. We reached tentative agreement with the Government in April 2008 providing for an allowed general unsecured claim of $126, which will be settled by distribution of shares from the disputed claims reserve. The mandatory public comment period is now underway. If no comments are received, the settlement will be referred to the U.S. District Court for the Southern District of New York for approval. At December 31, 2007, we had concluded there was a probable settlement outcome and adjusted the December 2007 liability to the tentative $126 settlement amount.
Other Liabilities Related to Asbestos Claims
     After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2008, we had paid $47 to claimants and collected $37 with respect to these claims. At June 30, 2008, we had a receivable of $10 that we expect to recover from available insurance and surety bonds relating to these claims.
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

     As discussed previously, goodwill, other intangible assets and property, plant and equipment were recorded at their estimated fair value as of January 31, 2008 as a result of fresh start accounting. These fair valuations generally resulted in increases to the previous carrying amounts. Estimating fair values requires making assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related fixed assets, our ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples, and other items.
     The Driveshaft segment in the ASG group was tested for impairment in the second quarter of 2008 due to adverse conditions in the automotive market. Lower production volumes and higher costs contributed to lower than expected operating profits and cash flows for this business. Based on the significant cuts to production schedules of major U.S. customers and the declining sales of the pick-up and SUV platforms on which we have significant driveshaft content, our earnings outlook for this business has declined.
     Based on our revised outlook, the fair value of the Driveshaft segment, as determined using the estimated present value of future cash flows, did not support the recorded goodwill. Accordingly, our second quarter 2008 results include a goodwill impairment charge of $75 to write down the goodwill in this segment.
     Any further indications that the carrying amounts of our tangible and intangible assets may not be recoverable could cause us to reassess the fair values of our business units. This could cause additional impairment of the assets of these segments, which could materially impact our future results of operations and financial condition.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Steel is a key raw material we use in the manufacturing of our products and we are a significant user of steel. During 2008, steel prices have increased significantly. Many of our customer arrangements do not include contractual provisions allowing us to obtain recovery of the increased cost. As well, in contracts where we do have material cost escalation provisions, they do not necessarily provide full recovery, and recovery may occur on a delayed basis. Consequently, overall steel price pressures remain a significant concern for our business and unless we are able to secure arrangements with our customers to recover the higher steel prices, we are likely to experience an adverse impact on our operating results for the foreseeable future. We are actively pursuing cost recovery actions with our customers since this is critical to our achievement of acceptable levels of profitability. In the event that we are unable to reach mutually satisfactory relationships with certain customers, there is a possibility that we could lose existing business with these customers or be precluded from consideration for future business opportunities.
We may be unable to comply with the financial covenants in our Exit Facility.
     Through June 30, 2008 we are in full compliance with our debt covenants and expect to continue to remain in compliance through year end and into 2009. The significant changes in the North American vehicle market and the impact on our profitability have increased the risk that we may not be able to maintain compliance if the market continues to deteriorate significantly. Satisfying the debt covenants in the future could require the use of a portion of available cash to reduce debt.
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Holding Corporation (Registrant)

Date: August 8, 2008	/s/ James A. Yost
James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of Filing or
No.	Description	Furnishing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report