Form 10-Q
period 2008-09-30
DANA HOLDING CORP
filed 2008-11-07
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2008
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008
Common stock, $0.01 par value	100,036,390

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2008

PART I — FINANCIAL INFORMATION
(In millions, except per share amounts)
ITEM 1. FINANCIAL STATEMENTS
DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Net sales	$1,929	$2,130	$5,823	$751	$6,564
Costs and expenses
Cost of sales	1,896	2,017	5,579	702	6,201
Selling, general and administrative expenses	87	79	236	34	263
Amortization of intangibles	18		49
Realignment charges, net	16	6	61	12	159
Impairment of goodwill	105		180
Impairment of intangible assets	3		10
Other income, net	2	30	54	8	108

Income (loss) from continuing operations before interest, reorganization items and income taxes	(194)	58	(238)	11	49
Interest expense (contractual interest of $54 and $159 for the three and nine months ended September 30, 2007 and $17 for the one month ended January 31, 2008)	37	27	99	8	78
Reorganization items	1	98	22	98	173
Fresh start accounting adjustments				1,009

Income (loss) from continuing operations before income taxes	(232)	(67)	(359)	914	(202)
Income tax benefit (expense)	(24)	3	(56)	(199)	(15)
Minority interests	(1)	(4)	(6)	(2)	(10)
Equity in earnings of affiliates	(13)	4	(10)	2	22

Income (loss) from continuing operations	(270)	(64)	(431)	715	(205)
Loss from discontinued operations	(1)	(5)	(4)	(6)	(89)

Net income (loss)	(271)	(69)	(435)	709	(294)
Preferred stock dividend requirements	8		21

Net income (loss) available to common stockholders	$(279)	$(69)	$(456)	$709	$(294)

Net income (loss) per share from continuing operations:
Basic	$(2.78)	$(0.42)	$(4.52)	$4.77	$(1.36)
Diluted	$(2.78)	$(0.42)	$(4.52)	$4.75	$(1.36)
Net loss per share from discontinued operations:
Basic	$(0.01)	$(0.04)	$(0.04)	$(0.04)	$(0.60)
Diluted	$(0.01)	$(0.04)	$(0.04)	$(0.04)	$(0.60)
Net income (loss) per share available to common stockholders:
Basic	$(2.79)	$(0.46)	$(4.56)	$4.73	$(1.96)
Diluted	$(2.79)	$(0.46)	$(4.56)	$4.71	$(1.96)
Average common shares outstanding
Basic	100	150	100	150	150
Diluted	100	150	100	150	150
The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)

	Dana	Prior Dana
	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$1,007	$1,271
Restricted cash		93
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2008 and $20 in 2007	1,205	1,197
Other	219	295
Inventories
Raw materials	413	331
Work in process and finished goods	587	481
Assets of discontinued operations		24
Other current assets	95	100

Total current assets	3,526	3,792

Goodwill	117	349
Intangibles	599	1
Investments and other assets	255	348
Investments in affiliates	143	172
Property, plant and equipment, net	1,915	1,763

Total assets	$6,555	$6,425

Liabilities and stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$67	$283
Debtor-in-possession financing		900
Accounts payable	1,047	1,072
Accrued payroll and employee benefits	211	258
Liabilities of discontinued operations		9
Taxes on income	124	12
Other accrued liabilities	353	418

Total current liabilities	1,802	2,952

Liabilities subject to compromise		3,511
Deferred employee benefits and other non-current liabilities	851	630
Long-term debt	1,320	19
Minority interest in consolidated subsidiaries	110	95
Commitments and contingencies (Note 16)

Total liabilities	4,083	7,207

Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529
Common stock, $.01 par value, 450,000,000 authorized, 100,036,390 issued and outstanding	1
Prior Dana common stock, $1.00 par value, 350,000,000 authorized, 150,245,250 issued and outstanding		150
Additional paid-in capital	2,318	202
Accumulated deficit	(456)	(468)
Accumulated other comprehensive loss	(162)	(666)

Total stockholders’ equity (deficit)	2,472	(782)

Total liabilities and stockholders’ equity	$6,555	$6,425

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
Cash flows — operating activities
Net income (loss)	$(435)	$709	$(294)
Depreciation	195	23	209
Amortization of intangibles	60
Amortization of inventory valuation	15
Amortization of deferred financing charges and original issue discount	17
Impairment of goodwill and other assets	205		3
Non-cash portion of U.K. pension charge			60
Minority interest	6	2
Deferred income taxes	(38)	191
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(100)
Reorganization items net of cash payments	(24)	79	59
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)	(27)
Loss on sale of businesses and assets	1	7
Change in working capital	(111)	(61)	(183)
Other, net	9	19	(68)

Net cash flows used in operating activities	(933)	(122)	(241)

Cash flows — investing activities
Purchases of property, plant and equipment	(148)	(16)	(148)
Proceeds from sale of businesses and assets		5	511
Change in restricted cash		93	3
Other		(5)	61

Net cash flows provided by (used in) investing activities	(148)	77	427

Cash flows — financing activities
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Net change in short-term debt	(74)	(18)	19
Payment of DCC Medium Term Notes		(136)	(129)
Proceeds from Exit Facility debt	80	1,350
Original issue discount fees		(114)
Deferred financing fees	(2)	(40)
Repayment of Exit Facility debt	(11)
Issuance of Series A and Series B preferred stock		771
Preferred dividends paid	(18)
Other	(5)	(1)

Net cash flows provided by (used in) financing activities	(30)	912	90

Net increase (decrease) in cash and cash equivalents	(1,111)	867	276
Cash and cash equivalents — beginning of period	2,147	1,271	704
Effect of exchange rate changes on cash balances	(29)	5	61
Net change in cash of discontinued operations		4	(6)

Cash and cash equivalents — end of period	$1,007	$2,147	$1,035

The accompanying notes are an integral part of the financial statements.

DANA HOLDING CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Accumulated	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2007, Prior Dana	$—	$150	$202	$(468)	$(666)	$(782)
Comprehensive income:
Net income				709		709

Currency translation					3	3
Defined benefit plans					79	79
Other					(6)	(6)

Other comprehensive income						76

Total comprehensive income						785
Cancellation of Prior Dana common stock		(150)	(202)			(352)
Elimination of Prior Dana accumulated deficit and accumulated other comprehensive loss				(241)	590	349

Balance, January 31, 2008, Prior Dana
Issuance of new equity in connection with emergence from Chapter 11	771	1	2,267			3,039

Balance, January 31, 2008, Dana	771	1	2,267			3,039

Comprehensive income:
Net loss				(435)		(435)

Currency translation					(107)	(107)
Defined benefit plans					(32)	(32)
Unrealized investment gains (losses) and other					(23)	(23)

Other comprehensive loss						(162)

Total comprehensive loss						(597)
Preferred stock dividends				(21)		(21)
Employee emergence bonus			46			46
Stock compensation			5			5

Balance, September 30, 2008, Dana	$771	$1	$2,318	$(456)	$(162)	$2,472

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

Notes to Consolidated Financial Statements
($ in millions, except per share amounts)
Note 1. Organization and Summary of Significant Accounting Policies
General
     Dana Holding Corporation (Dana), incorporated in Delaware, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 32,000 people in 26 countries and operate 113 major facilities throughout the world.
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
Estimates — Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability, asbestos and warranty accruals; valuation of post-employment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of non-current notes receivable; valuation of goodwill; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.
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
Goodwill — Goodwill recorded at emergence represents the excess of the reorganization value of Dana over the fair value of tangible and identified intangible assets. Goodwill is reviewed annually, and under certain circumstances on an interim basis, to determine if any impairment has occurred. See Note 7 for more information regarding goodwill and a discussion of the impairment of goodwill in the second and third quarters of 2008.
Earnings Per Share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average common shares outstanding during the period. Prior Dana shares were cancelled at emergence and shares in Dana were issued. Therefore the earnings per share information for Dana is not comparable to Prior Dana earnings per share. See Note 9 for details of the shares outstanding.

     Recent Accounting Pronouncements — In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose additional information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. SFAS 161 is not expected to have a significant impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). FSP 142-3 is effective on January 1, 2009. We have not yet determined the impact FSP 142-3 will have on our consolidated financial statements.
     On October 10, 2008, the FASB issued FSP No. 157-3 (FSP No. 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial statements.
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
     Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Plan and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock (valued in reorganization at $1,628) on the Effective Date to holders of allowed general unsecured claims in Class 5B totaling approximately $2,050. Pursuant to the Plan, we also issued and set aside approximately 28 million additional shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence and through the date of this filing, we have issued an additional 23 million shares for allowed claims (valued in reorganization at $519) increasing the total shares issued to 93 million (valued in reorganization at $2,147) for unsecured claims of approximately $2,228. The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $122). The claim amount related to the remaining shares for disputed and unliquidated claims is estimated to be approximately $127. To the extent that these remaining claims are settled for less than $127, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B. The terms and conditions governing these distributions are set forth in the Plan and the Confirmation Order.

     Under the provisions of the Plan, approximately two million shares of common stock (valued in reorganization at $46) have been issued and distributed since the Effective Date to pay emergence bonuses to union employees and non-union hourly and salaried non-management employees. The original accrual of $47 on the Effective Date included approximately 60,000 shares (valued in reorganization at $1) that were not utilized for these bonuses. These shares will be distributed instead to the holders of allowed general unsecured claims in Class 5B as provided in the Plan.
     Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to non-Dana sponsored Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $100 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims of $212. The remaining cash payments of $112 are primarily federal, state, and local tax claims and are expected to be paid in 2009.
     Fresh Start Accounting — As required by GAAP, we adopted fresh start accounting effective February 1, 2008 following the guidance of SOP 90-7. The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
     The timing of the availability of funds for our post-reorganization financing resulted in a January 31, 2008 consummation of the Plan. We selected February 1, 2008 for adoption of fresh start accounting. In accordance with SOP 90-7, the results of operations of Dana for January 2008 include charges of $21 incurred during the month of January plus one-time reorganization costs incurred at emergence of $104 offset by a pre-emergence gain of $27 resulting from the discharge of liabilities under the Plan. In addition, we recorded a credit to earnings of $1,009 ($831 after tax) resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to record their fair values under fresh start accounting.
     SOP 90-7 provides, among other things, for a determination of the value to be assigned to the equity of the emerging company as of a date selected for financial reporting purposes. Dana’s compromise total enterprise value is $3,563. This value represents the amount of resources available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and their creditors. This value, along with other terms of the Plan, was determined after extensive arms-length negotiations with the claimholders. Dana developed its view of what the value should be based upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks (the discounted cash flows or DCF). This valuation and a valuation using market value multiples for peer companies were blended to arrive at the compromise valuation. This value is the enterprise value of the entity and, after adjusting for certain liabilities and debt as explained below and summarized in explanatory note (5) to the reorganized consolidated balance sheet, is intended to approximate the amount a willing buyer would pay for the assets and liabilities of Dana immediately after restructuring.
     The basis for the DCF was the projections published in the Plan. These five-year estimates included projected changes associated with our reorganization initiatives, anticipated changes in general market conditions, including variations in market regions and known new business gains and losses, as well as other factors considered by Dana management. We completed the DCF analysis by operating segment in late 2007 using discount rates ranging from 10.5% to 11.5% based on a capital asset pricing model which utilized weighted-average cost of capital relative to certain automotive and heavy vehicle reference group companies. The estimated enterprise value and the resulting equity value were highly dependent on the achievement of the future financial results contemplated in the projections that were published in the Plan. The estimates and assumptions made in our valuation were inherently subject to significant uncertainties, many of which are beyond our control, and there was no assurance that these results could be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the measurement value included the revenue assumptions, anticipated levels of commodity costs, achievement of the cost reductions outlined in our 2007 Form 10-K, the discount rate utilized, expected foreign exchange rates, the demand for pick-up trucks and SUVs and the overall strength of the U.S. automotive markets. The primary assumptions for conditions expected to be different from conditions in late 2007 were stronger light vehicle and off-highway markets outside North America and a peak in demand for Class 8 trucks in North America in 2009 related to stricter U.S. emission standards that become effective in 2010.
     Based on conditions in the automotive industry and general economic conditions, we used the low end of the range of valuations to determine the enterprise reorganization value.
     For the DCF portion of the valuation, we utilized the average of two DCF methodologies to derive the enterprise value of Dana:
•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) Multiple Method — The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value of Dana, computed using EBITDA exit multiples by segment ranging from 3.8 to 9.0 based in part on the range of multiples calculated in using a comparable public company methodology, to arrive at an implied enterprise value for Dana’s operating assets (excluding cash).

•	Perpetuity Growth Method — The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value of Dana, which was computed using the perpetuity growth method based in part on industry growth prospects and our business plans, to arrive at an implied enterprise value for Dana’s operating assets (excluding cash).
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

Fixed Assets — Except for specific fixed assets identified as held for sale, which were valued at their estimated net realizable value, fixed assets were valued at fair value. In establishing fair value, three approaches were utilized to ensure that all market conditions were considered:
•	The market or comparison sales approach uses recent sales or offerings of similar assets currently on the market to arrive at a probable selling price. In applying this method, aligning adjustments were made to reconcile differences between the comparable sale and the appraised asset.

•	The cost approach considers the amount required to construct or purchase a new asset of equal utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:
-	Physical deterioration — the loss in value or usefulness attributable solely to physical causes such as wear and tear and exposure to the elements.

-	Functional obsolescence — a loss in value is due to factors inherent in the property itself and due to changes in design or process resulting in inadequacy, overcapacity, excess construction, lack of functional utility or excess operation costs.

-	Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry, loss of material and labor sources or change in ordinances.
•	The income approach considers value in relation to the present worth of future benefits derived from ownership and is usually measured through the capitalization of a specific level of income.
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
Intangible Assets — The financial information used to determine the fair value of intangible assets was consistent with the information used in estimating the enterprise value of Dana. Following is a summary of each category considered in the valuation of intangible assets:
•	Core technology — An income approach, the relief from royalty method, was used to value developed technology at $99 as of January 31, 2008. Significant assumptions included development of the forecasted revenue streams for each technology category by geographic region, estimated royalty rates for each technology category, applicable tax rates by geographic region and appropriate discount rates which considered variations among markets and geographic regions.

•	Trademarks and trade names — Four trade names/trademarks were identified as intangible assets: Dana ®, Spicer ®, Victor-Reinz ® and Long ®. An income approach, the relief from royalty method, was used to value trademarks and trade names at $90 as of January 31, 2008. Significant assumptions included the useful life, the forecasted revenue streams for each trade name/trademark by geographic region, estimated applicable royalty rate for each technology category, applicable tax rates by geographic region and appropriate discount rates. For those indefinite lived trade names/trademarks (Dana ® and Spicer ®), terminal growth rates were also estimated.

•	Customer contracts and related relationships — Customer contracts and related relationships were valued by operating segment utilizing an income approach, the multi-period excess earnings method, which resulted in a valuation of $491. Significant assumptions included the forecasted revenue streams by customer by geographic region, the estimated contract renewal probability for each operating segment, estimated profit margins by customer by region, estimated charges for contributory assets for each customer (fixed assets, net working capital, assembled workforce, trade names/trademarks and developed technology), estimated tax rates by geographic region and appropriate discount rates.

     The adjustments presented below are to our January 31, 2008 balance sheet. The balance sheet reorganization adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as of the Effective Date.
DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments (1)		Adjustments		Dana
Assets
Current assets
Cash and cash equivalents	$1,199	$948	(2)	$—		$2,147
Accounts receivable
Trade, less allowance for doubtful accounts	1,255			1	(6)	1,256
Other	316			(1	)(6)	315
Inventories	843			169	(6)	1,012
Other current assets	127			(32	)(6)	95

Total current assets	3,740	948		137		4,825

Goodwill	352			(50	)(6)	302	(5)
Intangibles	1			679	(6)	680

Investments and other assets	294	40	(2)	(35	)(6)
		(18	)(3)	(35	)(7)

	294	22		(70)		246

Investments in affiliates	172			9	(6)	181
Property, plant and equipment, net	1,763			278	(6)	2,041

Total assets	$6,322	$970		$983		$8,275

DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET (Continued)

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments (1)		Adjustments		Dana
Liabilities and Stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$177	$(49	)(2)
		15	(2)

	177	(34)				143

Debtor-in-possession financing	900	(900	)(2)
Accounts payable	1,094					1,094
Accrued payroll and employee benefits	267			1	(6)	268
Taxes on income including current deferred	132					132

Other accrued liabilities (including VEBA paid on February 1)	472	815	(3)	21	(6)
		86	(3)
		(15	)(2)

	472	886		21		1,379	(2)

Total current liabilities	3,042	(48)		22		3,016

Liabilities subject to compromise	3,382	(3,327	)(3)
		(55	)(2)

	3,382	(3,382)

Deferred employee benefits and other non-current liabilities	614			(29	)(6)
				105	(7)
				178	(6)

	614			254		868

Long-term debt	19					19
Term loan facility		1,221	(2)			1,221
Minority interest in consolidated subsidiaries	96			16	(6)	112

Total liabilities	7,153	(2,209)		292		5,236

Series A preferred stock		242	(2)			242
Series B preferred stock		529	(2)			529
Common stock — successor		1	(3)(5)			1
Additional paid-in capital — successor		2,267	(3)(5)			2,267
Common stock — predecessor	150	(150	)(4)
Additional paid-in capital — predecessor	202	(202	)(4)

Accumulated deficit	(515)	27	(3)	831	(6)
		(104	)(3)	(591	)(8)
		352	(4)

	(515)	275		240

Accumulated other comprehensive loss	(668)	278	(3)	591	(8)
		(61	)(3)	(140	)(7)

	(668)	217		451

Total stockholders’ equity (deficit)	(831)	3,179		691		3,039

Total liabilities and stockholders’ equity (deficit)	$6,322	$970		$983		$8,275

Explanatory Notes

(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common and preferred stock, and the cancellation of Prior Dana common and preferred stock.

(2)	Cash proceeds at emergence (net of cash payments):

Amount borrowed under the Exit Facility	$1,350
Original issue discount (OID)	(114)

Exit Facility, net of OID ($15 current, $1,221 to long-term debt)	1,236

Less: deferred issuance fees	(40)

Exit Facility net proceeds	1,196

Preferred stock issuance, net of fees and expenses — Series A	242
Preferred stock issuance, net of fees and expenses — Series B	529
Repayment of DIP lending facility	(900)
Non-union retiree VEBA obligation payment	(55)
Fees paid at emergence (including $10 previously accrued)	(15)
Payment to DCC bondholders	(49)

Net cash	$948

This entry records our exit financing, the issuance of new Series A and Series B Preferred Stock and the payment of certain bankruptcy obligations on January 31, 2008. An additional $80 of the term loan portion of the Exit Facility was borrowed by Dana on February 1, 2008 and is not included in the January balance sheet above. Debt issuance costs of $40 are recorded in Investments and other assets and original issue discount (OID) of $114 is presented net with the debt balance. Both of these are deferred and amortized over the term of the facility. The $790 of preferred stock is recorded at the net proceeds of $771.
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
(4)	Closes Prior Dana capital stock and paid-in capital to accumulated deficit.

(5)	Reconciliation of enterprise value to the reorganization value of Dana assets, determination of goodwill and allocation of compromise enterprise value to common stockholders:

Compromise total enterprise value	$3,563
Plus: cash and cash equivalents	2,147
Less: adjustments to cash assumptions used in valuation and emergence related	(1,129)
Plus: liabilities (excluding debt and liability for emergence bonuses)	3,694

Reorganization value of Dana assets	8,275
Fair value of Dana assets (excluding goodwill)	7,973

Reorganization value of Dana assets in excess of fair value (goodwill)	$302

Reorganization value of Dana assets	$8,275
Less: liabilities (excluding debt and the liability for emergence bonuses)	(3,694)
Less: debt	(1,383)
Less: minority interest	(112)
Less: preferred stock (net of issuance costs)	(771)
Less: liability for emergence bonus shares not issued at January 31, 2008	(47)

New common stock ($1) and paid-in capital ($2,267)	$2,268

Shares outstanding at January 31, 2008	97,971,791
Per share value	$23.15
The per share value of $23.15 was utilized to record the shares issued for allowed claims, the shares issued for the disputed claims reserve and the liability for shares issued to employees subsequent to January 31, 2008 as emergence bonuses. The $1,129 in the caption “Adjustments to cash assumptions used in valuation and emergence-related cash payments” in the table above represents adjustments to cash on hand for amounts expected to be paid for bankruptcy claims and fees after emergence of $962 (VEBA payments of $733, remaining administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims of $212 and settlements (cures) for contract rejections of $17). In addition, consistent with assumptions made in the valuation of enterprise value, available cash was reduced by $56 for DCC settlements and $111 for cash deposits which support letters of credit, a number of self-insured programs and lease obligations, all of which were deemed to be unavailable to Dana.
The following table summarizes the allocation of fair values of the assets and liabilities at emergence as shown in the reorganized consolidated balance sheet as of January 31, 2008:

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
Liabilities Subject to Compromise
     As required by SOP 90-7, liabilities that were being addressed through the bankruptcy process (i.e., general unsecured nonpriority claims) were reported as Liabilities subject to compromise and adjusted to the allowed claim amount as determined through the bankruptcy process, or to the estimated claim amount if determined to be probable and estimable in accordance with generally accepted accounting principles. Certain of these claims were resolved and satisfied on or before our emergence on January 31, 2008, while others have been or will be resolved subsequent to emergence. Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence. Except for certain specific priority claims (see below), most of the allowed unsecured nonpriority claims in Class 5B are being satisfied by distributions from the previously funded reserve holding shares of Dana common stock. Therefore, the future resolution of these disputed claims will not have an impact on our post-emergence results of operations or financial condition. To the extent that disputed and unliquidated claims are settled for less than current estimates, additional distributions will be made to holders of allowed unsecured nonpriority claims.

     Liabilities subject to compromise in the consolidated balance sheet included those of our discontinued operations and consisted of the following at December 31, 2007:

December 31,
2007
Accounts payable	$285
Pension and other postretirement obligations	1,034
Debt (including accrued interest of $39)	1,621
Other	571

Liabilities subject to compromise	$3,511

     On the Effective Date, the Plan required that certain liabilities previously reported as liabilities subject to compromise be retained by Dana. Accordingly, at December 31, 2007, we reclassified approximately $213 of liabilities, including $145 of asbestos liabilities, $27 of pension liabilities and $41 of other liabilities from liabilities subject to compromise to current or long-term liabilities of Dana. Liabilities subject to compromise declined further, by $128, in January 2008 as a result of the retention of additional liabilities including $111 of priority tax claim liabilities, $9 of other tax liabilities and $8 of other liabilities. The remaining liabilities subject to compromise were discharged at January 31, 2008 under the terms of the Plan.
Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to SOP 90-7. Post-emergence professional fees relate to claim settlements, plan implementation and other transition costs attributable to the reorganization. Reorganization items of Prior Dana include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by non-Debtor companies as a result of the Debtors’ bankruptcy proceedings.
     The reorganization items in the consolidated statement of operations for the three and nine months ended September 30, 2008 and 2007 consisted of the following items:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Professional fees	$3	$27	$17	$27	$97
Contract rejections and claim settlements prior to emergence		59			68
Employee emergence bonus				47
Foreign tax costs due to reorganization				33
Other	(2)	16	5	19	19
Interest income		(4)		(1)	(11)

Total reorganization items	1	98	22	125	173

Gain on settlement of liabilities subject to compromise				(27)

Reorganization items, net	$1	$98	$22	$98	$173

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
Note 4. Asset Impairments and Divestitures
Asset Impairments
     We review long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). With our adoption of fresh start accounting upon emergence, assets were revalued to new carrying values based on our enterprise reorganization value and, in some cases, the appraised values of long-lived assets are higher than their previous net book value. These increased valuations for fresh start accounting purposes subject us to greater risks of future impairment.
     Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We had evaluated the long-lived assets in certain of our ASG businesses as of June 30, 2008 and determined that the projected undiscounted future net cash flows were adequate to recover the carrying value of those assets. During the third quarter of 2008, the increased cost of fuel and the reduced availability of credit in North America combined to accelerate the shift of consumer interest from pick-ups and SUVs - important vehicle platforms for us — to smaller vehicles in which we have less content. The drop in production levels, combined with the higher cost of steel, caused our earnings outlook for many of our businesses to decline. As a result of these declines, we evaluated the long-lived assets of five of our segments for potential impairment as of September 30, 2008. We reviewed the recoverability of the assets by comparing the carrying amount of the assets to the projected undiscounted future net cash flows expected to be generated. These assessments supported the carrying values of the long-lived assets and no impairment of those assets was recorded in the third quarter of 2008.
     The decline in production in the second quarter and the ecomomic developments in the third quarter also prompted us to assess the carrying value of our goodwill and other intangible assets in certain segments and resulted in impairments of these intangible assets as discussed in Note 7.

     In September 2008, we amended our agreement with Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the required $11 payment to GETRAG. As a result of this amendment, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates.
Divestitures
     In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we have reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations, with the exception of the pump products business, was completed during 2007. In the first quarter of 2008, we completed the sale of the remaining assets of the pump products business, generating proceeds of $5 and an after-tax loss of $1 that was recorded in January 2008. With the sale of the remaining assets of the pump products business in January 2008, we have completed the disposal of the businesses initially classified as discontinued operations in the fourth quarter of 2005. In the third quarter of 2008, arbitration ended on post closing adjustments related to the divestiture of our fluid hose and tubing business in 2007. We incurred $1 of settlement costs and related expense in the third quarter of 2008.
     In the third quarter of 2008, we indicated that we are evaluating a number of strategic options in our non-driveline businesses. Although no decisions have been made by Dana, we incurred costs of $6 and $7 during the three and eight months ended September 30, 2008 in connection with the evaluation of these strategic options. These costs were recorded in other income, net.
Note 5. Discontinued Operations
     The results of operations of the engine hard parts, fluid products and pump products businesses are aggregated and presented as discontinued operations through their respective dates of divestiture. The sales of these businesses were substantially completed during 2007.
     The results of the discontinued operations for the three and nine months ended September 30, 2008 and 2007 were as follows:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Sales	$—	$61	$—	$6	$477
Cost of sales		73		6	479
Selling, general and administrative		2			24
Impairment charges					4
Realignment and other (income) expense, net	1	(6)	4	8	44

Loss before income taxes	(1)	(8)	(4)	(8)	(74)
Income tax benefit (expense)		3		2	(15)

Loss from discontinued operations	$(1)	$(5)	$(4)	$(6)	$(89)

     In the third quarter of 2008, there was $1 of expense for post-closing adjustments for our previously discontinued operations. Realignment and other (income) expense, net for the eight months ended September 30, 2008 includes post-closing purchase price adjustments of $3 while January of 2008 included a pre-tax loss of $1 on the sale of the remaining pump products business and a post-closing adjustment of $5 related to the sale of the engine hard parts business in the prior year.
     For the three months ended September 30, 2007, realignment and other (income) expense, net included a pre-tax gain of $13 in connection with the sale of the fluid products businesses and a charge of $4 for estimated bankruptcy claim settlements. During the nine months ended September 30, 2007, we recorded a pre-tax loss of $29 related to the sale of the engine hard parts business, a pre-tax gain of $13 related to the sale of the fluid products businesses, charges of $17 for settlement of pension obligations in the U.K. (see Note 11) relating to discontinued operations and $13 for estimated bankruptcy claim settlements with the purchaser of a previously sold discontinued business.

     The assets and liabilities of discontinued operations reported in the consolidated balance sheet at December 31, 2007 consisted of assets of $24, primarily accounts receivable ($13) and inventory ($5), and liabilities of $9, primarily accounts payable of $6. There were no assets or liabilities of discontinued operations as of September 30, 2008. In the consolidated statement of cash flows, the cash flows of discontinued operations have been reported in the respective categories of cash flows, along with those of our continuing operations.
Note 6. Realignment of Operations
     Realignment of our manufacturing operations was an essential component of our bankruptcy reorganization plans. We focused on eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and on reducing and realigning overhead costs.
     In connection with the adoption of fresh start accounting, the facilities then expected to be closed in 2008 were treated as closures of acquired facilities in accordance with Emerging Issues Task Force Issue No. 95-3 and we recorded $32 at emergence for closure-related obligations.
     In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility. Realignment expense includes severance and other costs associated with the termination of approximately 160 employees and costs being incurred to transfer the manufacturing operations to certain facilities in Mexico.
     In June 2008, we announced the closure of our Light Axle foundry in Venezuela. Realignment expense includes severance and other costs associated with the termination of approximately 500 employees and accelerated depreciation of certain manufacturing equipment expected to be sold at a loss.
     In addition to charges associated with the closure of certain Canadian Commercial Vehicle and Venezuelan Light Axle operations described above, realignment expense includes costs associated with previously announced actions. These costs include various employee buyout programs, primarily in the Axle and Driveshaft businesses in the U.S., and costs being incurred to transfer certain U.S. manufacturing operations to Mexico, primarily in the Driveshaft and Commercial Vehicle businesses.
     Among the actions taken in the third quarter of 2008 was the decision to sell the corporate headquarters. The expected loss on the sale is being recognized as accelerated depreciation from the mid-August 2008 decision to sell through the expected closing of the sale in the first quarter of 2009. Under the terms of the tentative agreement, we expect to occupy the property until the second half of 2009.
     We have targeted workforce reductions in 2008 of about 5,000 hourly and salaried employees throughout North America. Through the end of the third quarter of 2008, we had achieved a reduction of approximately 3,400 employees. We expect to continue reductions in the fourth quarter and we will accrue the related termination costs when the realignment plans are finalized and approved.
     In October 2008, we announced that we expect to close the Magog Driveshaft facility in Canada. Plans for this closure have not been finalized.

     The following tables show the realignment charges, related payments and adjustments, including the amounts accrued in January 2008 under fresh start accounting recorded in our continuing operations for the three and nine months ended September 30, 2008.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2008	$68	$—	$19	$87
Activity during the period
Charged to realignment	8	5	10	23
Adjustments of accruals	(7)			(7)
Non-cash write-off		(5)		(5)
Cash payments	(28)		(12)	(40)
Currency impact	(2)		(1)	(3)

Balance at September 30, 2008	$39	$—	$16	$55

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2007	$53	$—	$15	$68
Activity during the period
Charged to realignment	7	2	3	12
Fresh start adjustment			32	32
Non-cash write-off		(2)		(2)
Cash payments	(2)		(3)	(5)

Balance at January 31, 2008	58		47	105
Activity during the period
Charged to realignment	39	6	23	68
Adjustments of accruals	(7)			(7)
Non-cash write-off		(6)		(6)
Cash payments	(49)		(53)	(102)
Currency impact	(2)		(1)	(3)

Balance at September 30, 2008	$39	$—	$16	$55

     At September 30, 2008, $55 of realignment accruals remained in other accrued liabilities, including $39 for the reduction of approximately 1,100 employees to be completed by the end of 2009 and $16 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $22 in 2008 and $33 thereafter.
     Realignment initiatives are generally completed over multiple reporting periods. In addition to the $55 accrued at September 30, 2008, we estimate that another $27 will be expensed in the future to complete previously announced initiatives, which exclude the planned Magog closure. The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for ASG and the Heavy Vehicle Systems Group (HVSG) business units and the underlying segments.

	Expense Recognized			Future
	Prior to	Year-to-date	Total	Cost to
	2008	2008	to Date	Complete
ASG
Axle	$53	$30	$83	$1
Driveshaft	28	12	40	8
Structures	68	7	75

Total ASG	149	49	198	9

HVSG
Commercial Vehicles	18	20	38	12

Other		4	4	6

Total continuing operations	$167	$73	$240	$27

Note 7. Goodwill and Other Intangible Assets
Goodwill
     In accordance with SFAS 142, goodwill is tested for impairment on an annual basis using a fair-value based approach, or when changes in circumstances indicate that the carrying value of the reporting unit may be in excess of the fair value. The valuation for impairment is generally based on valuation models that incorporate internal projections of expected future cash flows and operating plans. The annual impairment tests are performed as of October 31. SFAS 142 requires a comparison of the estimated fair value of the reporting unit with its carrying amount, including goodwill. We estimate fair value using a DCF approach blended with a valuation using market value multiples for peer companies.
     The shift in consumer preference from SUVs and pick-up trucks to CUVs and more fuel-efficient cars in the North American automotive market accelerated in the second quarter of 2008 as fuel costs reached all-time highs. The resultant reductions in production schedules of our major customers, combined with the impact of substantially higher steel costs, caused our earnings outlook for our Driveshaft business to decline. As a result, the goodwill in our Driveshaft segment in ASG was tested for impairment in the second quarter of 2008.
     For the June 30, 2008 valuation, we utilized cash projections based on our five-year projections. The projections included estimates of changes in production levels due to deterioration in the automotive markets, operational efficiencies resulting from our reorganization initiatives, assumptions of commodity costs and assumptions regarding pricing improvements. We utilized a discount rate of 10.3% for the DCF analysis and an EBITDA multiple of 4.8 based on comparable companies in similar markets. The final valuation was an average of the two methodologies. The updated fair value of the Driveshaft segment did not support the full amount of the recorded goodwill at June 30 and, accordingly, our results of operations for the second quarter of 2008 include a goodwill impairment charge of $75 to reduce the goodwill recorded in the Driveshaft segment.
     Fuel and steel costs began to fall in the latter half of the third quarter, but declines in consumer confidence and economic conditions in general triggered a tightening of business and consumer credit. Light vehicle sales declined further, causing us to revise our forecasts. As a result, the goodwill in our Driveshaft segment was tested for impairment again at the end of the third quarter of 2008.
     For the September 30, 2008 valuation, we utilized cash projections based on updated five-year projections. The projections included estimates of changes in production levels due to the recent deterioration in the automotive markets, operational efficiencies resulting from our reorganization initiatives, revised assumptions of commodity costs and updated assumptions regarding pricing improvements. We utilized a discount rate of 10.6% for the DCF analysis and an EBITDA multiple of 3.7 based on comparable companies in similar markets. The final valuation was an average of the two methodologies. The updated fair value of the Driveshaft segment did not support any goodwill at September 30, 2008 and, accordingly, we recorded an impairment charge of $105 in the third quarter of 2008 to eliminate the remaining goodwill in the Driveshaft segment.

     Market conditions in the Off-Highway segment were relatively unchanged and our projections did not warrant an evaluation of the goodwill of this business.
     The following table summarizes the components of goodwill by operating segment:

		Fresh	Impairment	Effect of
	December 31,	Start	of	Currency	September 30,
	2007	Adjustments	Goodwill	and Other	2008
ASG
Driveshaft	$173	$2	$(180)	$5	$—
Sealing	26	(26)
Thermal	31	(31)

Total	230	(55)	(180)	5

HVSG
Off-Highway	119	5		(7)	117

Total	$349	$(50)	$(180)	$(2)	$117

     In accordance with SFAS 109, we have included in the Effect of Currency and Other in the table above, an increase in goodwill of $11 recorded in the second quarter and a decrease of $6 in the third quarter related to the accrual of tax liabilities that existed at emergence. Goodwill was also increased by $3 in the second quarter and reduced by $7 in the third quarter for the net effect of items adjusted in our balance sheet which should have been reflected in the goodwill amount recorded at emergence. These out of period adjustments made during the second and third quarter of 2008 are not considered material to prior periods or the current period.
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
     Due to the triggering events in our Driveshaft segment noted above, we performed impairment testing on this segment’s non-amortizable intangible assets as of June 30, 2008 and based on market declines and revised forecasts we determined that the intangibles in several additional segments should be reviewed at September 30, 2008 using the intangible asset valuation methodologies described in Note 2. We determined that the fair value of these intangible assets had declined by $7 in the Driveshaft business in the second quarter of 2008 resulting in asset impairment charge of $7. In the third quarter of 2008, the fair value calculations for a trademark in our Commercial Vehicle business identified an impairment of $3.

     The following table summarizes the components of other intangible assets:

	September 30, 2008
	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$97	$(10)	$87
Trademarks and trade names	17	4		4
Customer relationships	8	480	(48)	432

Non-amortizable intangible assets
Trademarks and trade names		76		76

		$657	$(58)	$599

     Amortizable intangible assets at December 31, 2007, primarily trademarks, were less than $1.
     The net carrying amounts of intangible assets attributable to each of our operating segments at September 30, 2008 were as follows: Light Axle — $14; Driveshaft — $213; Sealing — $46; Thermal — $22; Structures — $56; Commercial Vehicle — $47; and Off-Highway — $201.
     Amortization expense related to intangible assets was $60 in the eight months ended September 30, 2008. Amortization of core technology of $11 was charged to cost of sales and $49 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2008 and each of the next five succeeding fiscal years is as follows: 2008, $22; 2009, $87; 2010, $87; 2011, $85; 2012, $85 and 2013, $85. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.
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
     Conversion Rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at $13.19. This price is subject to certain adjustments as set forth in our Restated Certificate of Incorporation.
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

     Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The Board approves the payment of dividends on a quarterly basis. In November, the Board is expected to authorize the payment of a cash dividend of $1.00 per share to holders of Series A and Series B Preferred for the period from September 1, 2008 through November 30, 2008, payable on December 2, 2008 to preferred shareholders of record at the close of business on November 1, 2008.
Common Stock
     On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share for allowed unsecured nonpriority claims, for disputed unsecured nonpriority claims in Class 5B under the Plan and to pay bonuses to union employees and non-union hourly and salaried non-management employees. We relied, based on the Confirmation Order, on Section 1145(a)(1) of the Bankruptcy Code to exempt us from the registration requirements of the Securities Act for the offer and sale of the common stock to the general unsecured creditors. We filed a Registration Statement on Form S-8 with respect to the common stock issued for the post-emergence bonuses to non-union hourly and salaried non-management employees and we have substantially completed the issuance of these shares.
     As permitted by our stock compensation plans, employees delivered to us shares of Dana common stock in settlement of withholding taxes due upon the payment of stock awards. At September 30, 2008, we held less than $1 in treasury stock (34,127 shares at an average cost per share of $6.38).
Note 9. Earnings Per Share
     The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Weighted-average number of shares outstanding — basic	100.1	149.8	100.1	149.9	149.8
Employee compensation-related shares, including stock options				0.5

Weighted-average number of shares outstanding — diluted	100.1	149.8	100.1	150.4	149.8

     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, the 100 million shares of common stock contemplated by the Plan, without regard to the actual issuance dates, were included in the calculation of basic earnings per share for the three and eight months ended September 30, 2008. The outstanding common shares computation excludes any shares held in treasury.

     The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, restricted stock unit awards, performance share awards and preferred stock. To the extent these instruments are anti-dilutive they are excluded from the calculation of diluted earnings per share. Also, when there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share as their effect would be anti-dilutive. We excluded 4.2 million and 2.2 million common stock equivalents from the table above as the effect of including them would have been anti-dilutive for the three and eight months ended September 30, 2008. In addition, there were zero and 0.1 million common stock equivalents for these periods that satisfied the definition of potentially dilutive shares. These potentially dilutive shares have been excluded from the computation of earnings per share as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect. Conversion of the preferred stock was also not included in the share count for diluted earnings per share due to the loss from continuing operations. The preferred stock would convert into approximately 59.9 million shares of common stock at a $13.19 conversion price.
     Net income (loss) available to common stockholders and income (loss) from continuing operations available to common stockholders are both reduced by preferred stock dividends.
     Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.
     For the three and nine months ended September 30, 2007, we excluded 10.9 million shares of common stock equivalents from the table above since they have an anti-dilutive effect and 0.5 million common stock equivalents that satisfied the definition of potentially dilutive shares due to the loss from continuing operations.
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
     During the third quarter of 2008, we granted 43,726 restricted stock units and options to purchase 101,300 shares of common stock under the Omnibus Incentive Plan. The weighted-average value of the restricted stock units based on the market price of our common stock at grant date was $6.09. The weighted-average fair value at grant date for the employee options was $2.84. Compensation expense is being recognized on a straight-line basis over the respective vesting periods.
     Our non-management directors can elect to defer payment of their retainers and fees for Board and Committee service in the form of restricted stock units. The number of restricted stock units granted is based on the amount deferred and the market price of our common stock. As of September 30, 2008, these directors had elected to receive 9,221 restricted stock units in lieu of fees.
     At September 30, 2008, there were 10,657,185 shares available for future grants of options and other types of awards under the 2008 Omnibus Incentive Plan.
2008 Long Term Incentive Program
     Our 2008 Long Term Incentive Program (2008 LTIP) was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Following are the key terms of the 2008 LTIP.

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
     During the third quarter of 2008, we granted options to purchase 99,250 shares of common stock, 53,719 notional shares for performance share awards, and 8,519 restricted stock units to employees under the 2008 LTIP. The weighted-average fair value per option at the grant dates was $2.93. The weighted-average values of the performance shares and the restricted stock units (granted under LTIP), based on the market price of our stock on the dates of grant, were $6.42 and $6.48.
Summary of Stock Options — The exercise price of each option we award under the 2008 Omnibus Incentive Plan equals the closing market price of our common stock on the date of grant. An option’s maximum term is ten years. Shares issued upon the exercise of options are recorded as Common stock and Additional paid-in capital at the option price.
     We calculated a fair value for each option at the date of the grant using the Black-Scholes valuation model. We believe the Black-Scholes model is appropriate for situations in which historical exercise data is not available. The weighted-average key assumptions used in the model for various options granted during the eight months ended September 30, 2008 are summarized in the following table. We used the simplified method to calculate the expected term, which represents the period of time that options granted are expected to be outstanding. The simplified method is as described in SEC Staff Accounting Bulletins Nos. 107 and 110. This method is appropriate because we have insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our new common stock has been publicly traded. The risk-free rate for each period within the contractual life of the option is based on that period’s U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The volatility assumption was based on a benchmark study of our peers.

Weighted-
Average of
Assumptions
Expected term (in years)	5.95
Risk-free interest rate	3.04%
Dividend yield	0.00%
Expected volatility	40.73%
     The following table summarizes stock option activity during the eight months ended September 30, 2008:

		Weighted-
		Average
	Number of	Exercise
	Options	Price
Outstanding at January 31, 2008	—	$—
Granted	1,031,714	12.15

Outstanding at March 31, 2008	1,031,714	12.15
Granted	2,951,241	10.19

Outstanding at June 30, 2008	3,982,955	10.70
Granted	200,550	6.27
Forfeited	(75,492)	10.00

Outstanding at September 30, 2008	4,108,013	$10.49

     The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Outstanding Options			Exercisable Options
		Weighted-Average			Weighted-
		Remaining			Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life in Years	Price	Options	Price
$5.85 - $6.42	200,550	2.7	$6.27	—	$—
$10.00 - $12.75	3,907,463	1.7	10.71	352,448	12.63

	4,108,013	1.7	$10.49	352,448	$12.63

     The weighted-average fair value at grant date of the stock options granted during the eight months ended September 30, 2008 was $4.57. During the eight months ended September 30, 2008, we recognized $4 in compensation expense related to stock options. As of September 30, 2008, the total unrecognized compensation expense for non-vested stock options expected to vest was $12, which is being amortized over a remaining weighted-average period of approximately 1.2 years. The total fair value of stock options vested during the eight months ended September 30, 2008 was $2.
Summary of Restricted Stock Units — Under the 2008 Omnibus Incentive Plan, each restricted stock unit granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for certain non-U.S. employees (for employee awarded units), cash equal to the market value per share. All restricted stock units contain dividend equivalent rights. Restricted stock units granted to non-employee directors vest in three equal annual installments beginning on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. Compensation expense for stock-settled restricted stock units expected to vest is measured based on the closing market price of our common stock at the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for cash-settled restricted stock units expected to vest is measured based on the closing market price of our common stock at the end of each quarter and is recognized on a straight-line basis over the vesting period.

     The following table summarizes restricted stock unit activity during the eight months ended September 30, 2008:

		Weighted-
	Number of	Average Grant-
	Units	Date Fair Value
Outstanding at January 31, 2008	—	$—
Granted	34,790	10.06

Outstanding at March 31, 2008	34,790	10.06
Granted	291,925	9.91
Forfeitures	(1,500)	10.00

Outstanding at June 30, 2008	325,215	9.93
Granted	52,245	6.15

Outstanding at September 30, 2008	377,460	$9.40

     During the eight months ended September 30, 2008, we recognized less than $1 of compensation expense related to restricted stock unit awards. As of September 30, 2008, the total unrecognized compensation expense for non-vested restricted stock units expected to vest was $2, which is being amortized over a remaining weighted-average period of approximately 1.3 years. A total of 9,221 restricted stock units vested during the eight months ended September 30, 2008.
Summary of Performance Shares — Each notional performance share granted under the 2008 Omnibus Incentive Plan represents the right to receive one share of Dana common stock or, at the election of Dana for certain non-U.S. employees, cash equal to the market value per share, if specified performance goals are achieved during the respective performance period. Participants can receive from 50% to 250% of the targeted share award for each year based on performance goals. Compensation expense for performance shares settled in stock is measured based on the closing market price of our common stock at the date of grant and is recognized on a straight-line basis over the performance period subject to assessment of achievement of the performance goals. Compensation expense for performance shares settled in cash is measured based on the closing market price of the stock at the end of each quarter and is recognized on a straight-line basis over the performance period subject to assessment of achievement of the performance goals. Based on our current forecast, we do not expect to achieve the goals for 2008. Accordingly, no expense has been recognized for the 2008 portion of the performance share awards. Since no performance goals have been established for 2009 and 2010, the corresponding amount of potential compensation expense cannot be determined.
     The following table summarizes performance share activity during the eight months ended September 30, 2008:

		Weighted-
	Number of	Average
	Notional	Grant Date
	Shares	Fair Value
Outstanding at January 31, 2008	—	$—
Granted

Outstanding at March 31, 2008
Granted	827,874	10.19
Forfeitures	(1,500)	10.00

Outstanding at June 30, 2008	826,374	10.19
Granted	53,719	6.42
Forfeitures	(33,066)	10.00

Outstanding at September 30, 2008	847,027	$9.96

2008 Annual Incentive Program
     Our 2008 Annual Incentive Program (2008 AIP) was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Below is a summary of the key terms of the 2008 AIP.
     Certain eligible employees designated by Dana, including our named executive officers, may participate in the 2008 AIP. The 2008 AIP is based on a calendar year performance period commencing January 1, 2008 and ending on December 31, 2008. All earned awards will be paid in cash during the first quarter of 2009.
     Awards under the 2008 AIP are based on certain target performance goals. EBITDA (50% weighted) and free cash flow (50% weighted) are the financial measurement targets under the 2008 AIP. A specified level of EBITDA must be achieved in order for any award to be paid. Awards for executive officers, including the named executive officers, are determined based on a range of 50% of the target performance his or her award (threshold) to 250% of the target performance award (maximum). Dana has set for each participant a percentage of his or her annual base salary payable at threshold, target and maximum. The cash award is ultimately determined for each participant based on the level of EBITDA and free cash flow actually achieved. Compensation expense is initially accrued based on probable achievement of the target performance goal. This assumption is reviewed each quarter and compensation cost is adjusted based on the updated assessment. Based on current forcasts, we have recognized no expense for this program.
     There is also individual performance recognition award potential through discretionary award adjustments within specified guidelines. An employee’s performance must exceed a minimum threshold to be eligible to earn any award. There is a maximum upward and downward adjustment of 20%, but the aggregate payouts must not exceed the targeted award total.
Note 11. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans, including medical and life insurance, are provided for certain employees upon retirement.
     The components of net periodic benefit costs (credits) for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Benefits
	Three Months Ended September 30,
	Dana		Prior Dana
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$2	$2	$3
Interest cost	27	6	28	6
Expected return on plan assets	(33)	(3)	(35)	(5)
Recognized net actuarial loss			5	2

Net periodic benefit cost (credit)	(6)	5		6
Curtailment loss	2		5	1
Settlement loss			12	1

Net periodic benefit cost (credit) after curtailments and settlements	$(4)	$5	$17	$8

	Other Benefits
	Three Months Ended September 30,
	Dana		Prior Dana
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$—	$1	$1
Interest cost		1	15	1
Recognized net actuarial loss				1

Net periodic benefit cost		1	16	3
Curtailment gain			(8)

Net periodic benefit cost	$—	$1	$8	$3

	Pension Benefits
	Dana		Prior Dana		Prior Dana
	Eight Months Ended		One Month Ended		Nine Months Ended
	September 30, 2008		January 31, 2008		September 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$6	$1	$1	$16	$14
Interest cost	73	17	9	2	85	31
Expected return on plan assets	(92)	(11)	(12)	(2)	(107)	(31)
Recognized net actuarial loss			2		18	3

Net periodic benefit cost (credit)	(19)	12		1	12	17
Curtailment (gain) loss	2				(3)	9
Settlement (gain) loss		(13)			12	146
Termination cost	7

Net periodic benefit cost (credit) after curtailments and settlements	$(10)	$(1)	$—	$1	$21	$172

	Other Benefits
	Dana		Prior Dana		Prior Dana
	Eight Months Ended		One Month Ended		Nine Months Ended
	September 30, 2008		January 31, 2008		September 30, 2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1	$—	$—	$4	$1
Interest cost		4	5	1	54	4
Amortization of prior service credit			(3)			(6)
Recognized net actuarial loss			3		6	9

Net periodic benefit cost		5	5	1	64	8
Curtailment gain			(61)		(8)
Settlement gain					(12)

Net periodic benefit cost (credit) after curtailments and settlements	$—	$5	$(56)	$1	$44	$8

     Employee acceptances of early retirement incentives in the U.S. generated pension plan special termination costs of $7 in the second quarter of 2008 and curtailment losses of $2 in the third quarter of 2008 which were included in realignment charges as well as curtailment losses of $3 in the second quarter of 2008 which were charged against other comprehensive income (OCI). The affected pension plans were remeasured at June 30, 2008 and again at August 31, 2008. The remeasurement at June 30, 2008 increased net assets by $3 and reduced the net defined benefit obligations by $32 with a credit to OCI for $35. The remeasurement at August 31, 2008 increased net assets by $2 and increased the net defined benefit obligations by $72 with a charge to OCI for $70.
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

     During the third quarter of 2007, lump sum distributions from one of the pension plans in the U.S. reached a level requiring recognition of $12 as pension settlement expense. The portions attributable to divested operations and manufacturing footprint actions amounted to $4 and $5 and were included in discontinued operations and realignment charges. Exercise of employee early retirement incentives generated pension plan curtailment losses of $5 which are included in reorganization items. In the second quarter of 2007, we recorded a pension curtailment gain of $11 related to the reversal of a decision to close a U.S. facility. The lump sum distributions and the reversal of the decision to close a facility required a remeasurement of two plans which reduced our pension obligation by $42 in the third quarter of 2007 and resulted in a credit to OCI.
     Pursuant to a restructuring of our pension liabilities in the U.K. necessitated by the planned divestiture of several non-core U.K. businesses, we recorded $8 of pension curtailment cost as a realignment charge in the first quarter of 2007 and a settlement charge of $145 in the second quarter of 2007 ($128 as a realignment charge in continuing operations and $17 in discontinued operations).
     Completion of a facility closure in the third quarter of 2007 resulted in recognition of a postretirement medical plan curtailment gain of $8 which was included in realignment charges. During the first quarter of 2007, the sale of the engine hard parts business resulted in a postretirement medical plan settlement gain of $12.
     Certain changes to our U.S. pension and postretirement benefit plans implemented during the bankruptcy process were:
•	elimination of postretirement healthcare benefits for active non-union employees in the U.S. effective as of April 1, 2007. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter of 2007. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to accumulated other comprehensive loss which was amortized to income as a reduction of OPEB expense until the accumulated other comprehensive loss was eliminated under fresh start accounting;

•	contribution of an aggregate of $78 to a VEBA trust for postretirement healthcare and life insurance benefits for non-union retirees in the U.S. in exchange for release of the Debtors from these obligations. We funded our contribution with payments of $25 in June 2007 and $53 in January 2008. In May 2007, we also made a $2 payment to the International Association of Machinists (IAM) to resolve all claims for postretirement non-pension benefits after September 30, 2007 for retirees and active employees represented by the IAM. These actions reduced our APBO by $303 in the second quarter of 2007, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to accumulated other comprehensive loss which was eliminated under fresh start accounting;

•	amendment of our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. In connection with this action, we recorded a curtailment charge of $3 during the second quarter of 2007 and certain plan assets and obligations were remeasured resulting in a reduction of liabilities offset by a credit to OCI of $63.
     Other changes related to our U.S. pensions and other postretirement benefits specific to union- represented employees and retirees became effective on January 31, 2008 with our emergence from bankruptcy. Under these provisions, we:
•	froze credited service and benefit accruals under our defined benefit pension plans for employees;

•	agreed to make future contributions, based on a cents per hour formula, to a USW multiemployer pension trust, which will provide future pension benefits for covered employees;

•	eliminated non-pension retiree benefits (postretirement healthcare and life insurance benefits) for employees and retirees; and

•	contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees incurred and paid between July 1, 2007 and January 31, 2008) to the union-administered VEBAs. These VEBAs are completely independent of Dana and will provide non-pension retiree benefits, disability benefits and related healthcare benefits, as determined by the VEBA trustees, to eligible retirees. The VEBAs are administered by the VEBA trustees who have full fiduciary responsibility for investing assets and determining benefit levels. We are not obligated to provide incremental funding in the event of an asset shortfall and these assets will never be returned to Dana. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from bankruptcy, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the Gain on settlement of liabilities subject to compromise. The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not be eligible for benefits following the estimated exhaustion of funds. The calculation used current plan assumptions and current levels of plan benefits. In connection with the recognition of our obligations to the VEBAs at emergence, the APBO was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to accumulated other comprehensive loss.
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
     The recent volatility in global capital markets has resulted in significant declines in the fair value of our pension plan assets during 2008. While using a higher discount rate to measure the corresponding liability may offset these declines, it is possible that our future pension plan funding requirements may increase from our 2008 contribution amounts.
     Under fresh start accounting we were required to remeasure all defined benefit plan obligations and assets. The discount rates used to measure the U.S. pension and other postretirement benefit obligations were 6.13% and 6.10% at January 31, 2008 compared to 6.26% and 6.24% at December 31, 2007. The weighted-average discount rates used to measure the non-U.S. pension and other postretirement benefit obligations were 5.29% and 5.29% at January 31, 2008 compared to 5.27% and 5.29% at December 31, 2007. The generally adverse asset investment performance during the month of January 2008 negatively impacted net obligations. As a result of these changes, a net actuarial loss of $140 adversely affected the funded status of our plans, reducing net assets by $35 and increasing the net defined benefit obligations by $105 with an offset to accumulated other comprehensive loss. The accumulated other comprehensive loss balance at January 31, 2008 was eliminated under fresh start accounting.

Note 12. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income (loss) and components of OCI such as deferred currency translation gains and losses that are charged or credited directly to shareholders’ equity.
     The components of our total comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 were as follows:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Net income (loss)	$(271)	$(69)	$(435)	$709	$(294)
Other comprehensive income (loss):
Currency translation	(185)	61	(107)	3	128
Postretirement healthcare plan amendments				278	338
Immediate recognition of prior service credit due to curtailment				(61)
Pension plan amendments		51			114
Pension plan settlements			(9)
Pension plan curtailments			(3)
Actuarial loss, net	(68)		(20)	(140)
Reclassification to net income (loss) of:
Benefit plan amortization		10		2	28
U.K. pension settlement					144
GETRAG deferred translation and pension					(93)
Income tax provision	26	(4)			(77)
Unrealized investment gains (losses) and other	(9)	(10)	(23)	(6)	10

Total comprehensive income (loss)	$(507)	$39	$(597)	$785	$298

     The $185 deferred translation loss reported for the three months ended September 30, 2008 was primarily due to the strengthening of the U.S. dollar in relation to the Brazilian real ($61) and the euro ($80). For the eight months ended September 30, 2008, both the euro ($45) and the Brazilian real ($25) strengthened relative to the U.S. dollar, contributing to the deferred translation loss of $107.
     OCI for the third quarter of 2008 includes a plan remeasurement resulting from the early retirement incentives taken in the U.S. which increased our net pension obligations by $70. The second quarter 2008 impact of a plan remeasurement due to the U.S. early retirement incentives reduced our net pension obligations by $35 (see Note 11). Curtailment losses related to these incentives of $3 were charged against OCI in the second quarter of 2008. The annual measurement of our U.S. pension plan experience gains or losses performed as of the beginning of the year, which reflects updated census data and benefit experience, was completed in the third quarter of 2008. The result decreased the net pension obligations by $2 and the gain was credited to OCI. In addition, OCI for the same periods includes the plan remeasurement pursuant to the settlement of a substantial portion of the retiree vested benefits in Canada (see Note 11). As a result, the net funded status of the Canadian plans was improved by $20 ($13 net of tax). Accordingly, a settlement gain of $13 ($9 net of tax) was recognized as an offset to benefit costs.
     Unrealized investment losses for the three and eight months ended September 30, 2008 include a decline in value of $10 and $23 for a note receivable obtained in connection with a previous divestiture (see Note 15).
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

     We reported a U.S. other comprehensive loss for the eight months ended September 30, 2008. SFAS 109 provides an exception to the determination and recognition of tax expense or benefit in continuing operations without regard to other categories of earnings, such as a loss from discontinued operations or OCI. If there is an aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings. Since we have year-to-date losses in the U.S. at September 30, 2008, we eliminated the charge of $26 recorded during the first five months of 2008 and increased OCI by $26 for the three months ended September 30, 2008.
     The $61 translation gain reported for the three months ended September 30, 2007 was due largely to the weakening of the U.S. dollar relative to a number of currencies including the euro ($20), Brazilian real ($16), Canadian dollar ($13) and Australian dollar ($5). The Brazilian real ($50), euro ($33), Canadian dollar ($22) and Australian dollar ($13) all gained value against the U.S. dollar over the nine months ended September 30, 2007, contributing to the deferred translation gain of $128.
     For the three months ended September 30, 2007, OCI included the reclassification to net income of $9 for settlements and the remeasurement impact of $35 relating to lump sum distributions from a salaried pension plan. In addition, OCI for the quarter included a $7 credit related to the remeasurement of a plan affected by our decision to retain a facility that had been identified in 2006 for closure. OCI for the nine months ended September 30, 2007 included a credit of $63 related to the modification of pension plans, $223 resulting from the settlement of postretirement non-pension benefits for non-union employees and a $115 credit related to the termination of postretirement healthcare coverage for active non-union employees. OCI also reflects the amortization of a loss of $144 related to the settlement of the U.K. pension liabilities. See Note 11 for further information related to these actions. In addition, OCI included a charge of $93 to reclassify to net loss the deferred translation gain and unamortized pension expense related to the sale in March 2007 of our equity investment in GETRAG. Other includes $10 of pension adjustments related to our sale of the engine hard parts business.
     We reported U.S. OCI of $444, before considering the effect of income taxes, for the nine months ended September 30, 2007 primarily as a result of amending pension and other postretirement benefit plans. In accordance with the SFAS 109 exception discussed above, we reduced OCI for the quarter ended September 30, 2007 by $77. An offsetting tax benefit was attributed to continuing operations; however, the benefits recorded in continuing operations for the three and nine months ended September 30, 2007 were limited to $34 and $60 due to interperiod tax allocation rules, leaving a deferred credit balance of $17 in other accrued liabilities.
Note 13. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of Cash and cash equivalents. In the U.S., these deposits support surety bonds that enable us to self-insure our workers’ compensation obligations in certain states and also fund an escrow account required to appeal a judgment rendered in Texas. Outside the U.S., the deposits support letters of credit, bank guarantees and certain employee benefit obligations. Cash is also held by consolidated entities that have minority interests and varying levels of participation rights involving cash withdrawals. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$463	$393	$856
Cash and cash equivalents held as deposits	56	31	87
Cash and cash equivalents held at less than wholly owned subsidiaries		64	64

Balance at September 30, 2008	$519	$488	$1,007

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
Note 14. Financing Agreements
Exit Financing — On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into an Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility in the total aggregate amount of $1,430 and a $650 Revolving Facility. For an explanation of the terms of the Exit Facility, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At September 30, 2008, we had gross borrowings of $1,419 (before a reduction of $102 for unamortized OID) under the Term Facility and, although we had no borrowings under the Revolving Facility, we had utilized $172 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $335 after deducting the outstanding letters of credit. In October 2008, we borrowed $180 under the Revolving Facility. In connection with this borrowing, one of our lenders failed to honor its obligation of $20 and under the terms of our Revolving Facility, that lender became a defaulting lender. We are evaluating the impact on our availability, and in the event this lender does not ultimately honor its obligation, our availability could be reduced by approximately 10%.
     Through September 30, 2008 we are in compliance with our debt covenants. However, we do not expect to be able to satisfy certain of our current financial covenant requirements at December 31, 2008. As a result, we have initiated discussions with our lenders regarding modification of our financial covenant requirements. Based on these discussions, we expect to be able to reach agreement with our lenders on amended terms in the fourth quarter. Subject to satisfactory modification of our financial covenants, we believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.
Interest Rate Agreements — Interest on the Term Facility accrues at variable interest rates. Under the Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility until January 2011. We paid $1 in May 2008 to enter into a series of contracts that effectively cap the LIBOR component of the interest rate calculation for our Term Facility at 6.00% and our effective interest rate at 9.75% through May 2011 on a notional amount of $711 of the Term Facility (reducing in quarterly steps to $694 in February 2011). The amounts recorded for these contracts are adjusted to their fair value monthly. The $2 fair value of the contracts as of September 30, 2008 is recorded as an asset.
European Receivables Loan Facility — In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At September 30, 2008, there were borrowings under this facility equivalent to $24 recorded as notes payable and $120 of remaining availability based on the borrowing base. The proceeds from the borrowings are used for operations and for the repayment of intercompany debt.

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
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. A decrease in the value of a note receivable of $10 during the third quarter of 2008 was charged to OCI. The decrease was attributable to changes to the variables in our calculation. As of September 30, 2008, our assets and liabilities that are carried at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Note receivable	$45	$—	$—	$45
Interest rate caps	2	2
Currency forward contracts	2		2

Total assets	$49	$2	$2	$45

Liabilities:
Interest rate swap	$3	$—	$3	$—
Currency forward contracts	4		4

Total liabilities	$7	$—	$7	$—

     The note receivable change in value can be summarized as follows:

Changes in fair value during the period (pre-tax)	Level 3
December 31, 2007	$67
Accretion of value — included in Interest Income	1
Unrealized loss — included in OCI	(6)

January 31, 2008	62
Accretion of value — included in Interest Income	1

March 31, 2008	63
Accretion of value — included in Interest Income	3
Unrealized loss — included in OCI	(13)

June 30, 2008	53
Accretion of value — included in Interest Income	2
Unrealized loss — included in OCI	(10)

September 30, 2008	$45

     The note receivable, which was obtained in connection with a divestiture in 2004, is adjusted each quarter based primarily on the market value of publicly traded debt of the obligor.
     See Interest Rate Agreements in Note 14 for a discussion of the interest rate caps.
     We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. From time to time, we enter into forward contracts to manage the exposure on forecasted transactions denominated in foreign currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. The changes in the fair value of these forward contracts are recorded in cost of sales for product related hedges and in other income for repatriation hedges.
Note 16. Commitments and Contingencies
Impact of Our Bankruptcy Filing — During our Chapter 11 reorganization proceedings, most actions against the Debtors relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.
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
Class Action Lawsuit and Derivative Actions — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the Securities and Exchange Commission (SEC). By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. In September 2007, the lead plaintiffs filed a notice of appeal from the District Court’s order and judgment. The appeal has been fully briefed and oral argument on the appeal was held on October 30, 2008.

     A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al., was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the Bankruptcy Laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. In August 2007, the plaintiff filed a notice of appeal from the District Court’s order and judgment. As of the date hereof, the appeal has been fully briefed. Oral argument has been scheduled for December 3, 2008.
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
Asbestos Personal Injury Liabilities — We had approximately 41,000 active pending asbestos personal injury liability claims at September 30, 2008, which is generally unchanged from the number of claims pending at December 31, 2007, including approximately 11,000 claims that were settled but are awaiting final documentation and payment. In connection with applying fresh start accounting, we assigned probabilities to the values underlying the estimated range of future asbestos indemnity and defense costs included in the December 31, 2007 actuarial valuation obtained to estimate our liability associated with these obligations. The related cash flows were probability weighted and discounted to determine the fair value as of January 31, 2008. We have accrued $146 for indemnity and defense costs for pending and future asbestos personal injury liability claims at September 30, 2008. Our policy before the adoption of fresh start accounting had been to accrue the undiscounted low end of the range of projected obligations, which had resulted in an accrual of $136 at December 31, 2007.
     At September 30, 2008, we had recorded $74 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The September 30, 2008 amount was also discounted using the same methodology as the associated liability. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. These recoveries take into account elections to extend existing coverage which we exercised in order to maximize our insurance recovery. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

     In addition, we had a net amount receivable from our insurers and others of $17 at September 30, 2008 and December 31, 2007. The receivable represents reimbursements for payments related to asbestos personal injury liability claims, including billings in progress. A number of disputes involving administration of claims had been pending for more than five years with several of our insurers and had delayed the collection of outstanding receivables from these insurers. These disputes were resolved in September 2008 and collection of approximately $20, including $10 of the $17 reported above, is expected prior to the end of 2008.
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
Other Product Liabilities — We had accrued $2 for non-asbestos product liability costs at September 30, 2008, compared to $4 at December 31, 2007, with no recovery expected from third parties at either date. The decline in 2008 results from a reduction in the volume of active claims. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities — Accrued environmental liabilities at September 30, 2008 were $18, compared to $180 at December 31, 2007. The reduction is attributable to the discharge of underlying environmental claims upon emergence. A portion of these claims is being addressed through the disputed claims process described in Note 2. As such, the resolution of these matters will not have an impact on our post-emergence financial condition or results of operations. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.
     One of the larger claims at emergence was a claim involving the Hamilton Avenue Industrial Park (Hamilton) site in New Jersey. We had been a potentially responsible party at this site (also known as the Cornell Dubilier Electronics or CDE site) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). This matter had been the subject of an estimation proceeding as a result of our objection to a claim filed by the U.S. Environmental Protection Agency (EPA) and other federal agencies (collectively, the Government) in connection with this and several other CERCLA sites. Following several months of litigation and settlement discussions, we had concluded there was a probable settlement outcome and adjusted the liability at December 31, 2007 to the tentative $126 settlement amount. In April 2008, we reached a tentative agreement with the Government providing for an allowed general unsecured claim of $126. Following the government’s comment period we received court approval and satisfied this claim in October 2008 with the distribution of 5.2 million shares of our common stock (valued in reorganization at $23.15 per share) from the disputed claims reserve.
Other Liabilities Related to Asbestos Claims — After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through September 30, 2008, we had paid $47 to claimants and collected $37 with respect to these claims. At September 30, 2008, we had a receivable of $10 for the claims to be recovered. The $20 expected to be received in the fourth quarter of 2008 as a result of resolving the administrative disputes with several of our insurers (see above) includes $10 to satisfy this receivable. Efforts to recover additional CCR-related payments from available insurance and surety bonds are continuing. Additional recoveries are not assured and accordingly have not been recorded as assets at September 30, 2008.

Note 17. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle the claim. Adjustments are made as new information becomes available.
     Our warranty activity for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Dana	Prior Dana	Prior Dana
	September 30,		Eight Months	One Month	Nine Months
			Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Balance, beginning of period	$103	$89	$93	$92	$90
Amounts accrued for current period sales	19	16	52	4	47
Adjustments of prior accrual estimates	1	(2)	5
Settlements of warranty claims	(19)	(11)	(48)	(3)	(46)
Foreign currency translation and other	(4)	2	(2)		3

Balance, end of period	$100	$94	$100	$93	$94

     We have been notified by two of our larger customers that quality issues relating to products supplied by us could result in warranty claims. Our customers have advised us of alleged vehicle performance issues which may be attributable to our product. We are currently investigating the information provided by these customers and we are performing product testing to ascertain whether the reported performance failures are attributable to our products. At September 30, 2008, no liability had been recorded for these matters as the information currently available to us is insufficient to assess our liability, if any.
Note 18. Income Taxes
     Income taxes are accounted for in accordance with SFAS 109. Current and deferred income tax assets and liabilities are recognized based on events which have occurred and are measured under enacted tax laws. Based on our history of losses and our near-term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries where, based on the profit outlook, realization of the deferred tax asset does not satisfy the more likely than not recognition criterion.
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
     Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $73 for the five months ended June 30, 2008, primarily as a result of currency translation. The exception described in the preceding paragraph resulted in a year-to-date charge to OCI of $26. An offsetting tax benefit was attributed to continuing operations; however, the benefits recorded in continuing operations for the five months ended June 30, 2008 were limited to $14 due to interperiod tax allocation rules, leaving a deferred credit balance of $12 in other accrued liabilities as of June 30, 2008. Due primarily to a strengthening of the U.S. dollar and actuarial losses, our U.S. operations reported an other comprehensive loss in the third quarter of 2008. As a consequence, the $26 charge to OCI, and the $14 interperiod tax allocation liability recorded in the first five months of 2008 were reversed in the third quarter of 2008.

     In connection with the reorganization process, we determined in 2007 that our accumulated earnings in our non-U.S. operations were not indefinitely reinvested, and we recorded the estimated liability associated with repatriating these earnings. During the second quarter of 2008, we modified our repatriation plans and recorded a tax benefit of $14, net of valuation allowances, to reduce the estimated liability.
     With the exception of the tax benefits which offset the OCI tax charges in 2007, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit. The valuation allowance impact relating to these countries and the effect of partially non-deductible goodwill impairment of $180 in 2008 are the primary factors which cause the tax expense of $24 and benefit of $3 for the three months ended September 30, 2008 and 2007 to differ from expected tax benefit of $81 and $23 at the U.S. federal statutory rate of 35%. These factors are also the primary cause for the tax expense of $255 ($199 for January and $56 for February to September) and $15 for the nine months ended September 30, 2008 and 2007 to differ from the expected 2008 tax expense of $194 ($320 expense in January and a $126 benefit in February to September) and the expected 2007 tax benefit of $71 using the 35% rate, with the effect of fresh start accounting adjustments also contributing to the January 2008 difference.
     We conduct business globally and, as a result, file income tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The 1999 — 2002 U.S. federal audits are effectively settled. The closing agreements on these transactions are expected to be finalized in 2009 and the effect, if any, on the financial statements is not expected to be material.
     We are currently under audit by the U.S. Internal Revenue Service (IRS) for the 2003 to 2005 taxation years and by foreign authorities for certain other tax years. These audits are expected to be completed in late 2008 or early 2009. Based on the disposition of certain audit findings, we recorded additional tax liabilities of $13 in the second quarter of 2008 related to pre-emergence tax matters and, in accordance with SFAS 109 requirements, charged the adjustment to goodwill. After 2008, SFAS 141(R) will require that any adjustments to our pre-emergence liability for uncertain tax positions be recorded as tax expense.
     When tax issues for 2003 through 2005 are settled with the IRS and other foreign tax authorities the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact at this time.
     Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (CODI), which must be included in the obligor’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. The Plan enabled the Debtors to qualify for this bankruptcy exclusion rule. Therefore, the CODI triggered by discharge of debt under the Plan will affect the taxable income of the Debtors by reducing certain income tax attributes otherwise available in the following order: (i) net operating losses (NOLs) for the year of discharge and net operating loss carryforwards; (ii) most credit carryforwards, including the general business credit and the minimum tax credit; (iii) net capital losses for the year of discharge and capital loss carryforwards; and (iv) the tax basis of the debtor’s assets. A debtor is allowed to elect to avoid the prescribed order of attribute reduction and instead reduce the basis of certain property first. We filed our short form (month of January 2008) tax return and did not elect to reduce the basis of certain property. As a result our financial statements are based on the prescribed order of attribute reduction.
     We are in the process of finalizing our analysis regarding the impact of CODI on our attributes. We expect to complete our analysis in late 2008. Our current estimate is that we will have pre-emergence NOLs in the U.S. of approximately $300 that remain available after emergence. The deferred tax assets related to our pre-emergence U.S. NOLs, including those remaining post-emergence, have a full valuation allowance.

     Section 382 of the Internal Revenue Code (IRC) will impose an annual limitation on our use of these pre-emergence NOLs. There is also a limitation on the recognition of built-in losses generated as a result of an ownership change. Generally, under a special rule applicable to ownership changes occurring in connection with a Chapter 11 plan of reorganization, the annual limitation amount is equal to the value of the stock of a company immediately after emergence multiplied by an applicable federal rate. In our case this would result in an annual limitation of approximately $87 for approximately 20 years.
     We paid approximately $733 following emergence to fund two VEBAs for certain union employee benefit obligations. We are currently working with the IRS, through the pre-filing agreement program, to evaluate applicable tax laws and regulations to determine the timing of the deduction for the amount paid. As currently presented, the amount paid is assumed to be deductible in the post-emergence period and not a deduction that would increase the estimated $300 of pre-emergence NOLs that are subject to the limitations imposed by the IRC. This deferred tax asset also has a full valuation allowance.
Note 19. Other Income, Net

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Interest income	$11	$12	$36	$4	$29
DCC other income (loss), net	1	(4)	1	(1)	14
Divestiture gains					12
Foreign exchange gain (loss)	(7)	17	4	3	36
Claim settlement					(11)
Government grants	4	4	11	1	10
Other, net	(7)	1	2	1	18

Other income, net	$2	$30	$54	$8	$108

     Foreign exchange gains or losses on cross-currency (versus functional currency) intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.
     In the third quarter of 2008, $162 of cross-currency obligations to our U.S. operations as of June 30, 2008 were repaid.
     Dana and its subsidiaries enter into foreign exchange contracts to hedge certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. At September 30, 2008, these foreign exchange contracts had a total notional amount of $241. These contracts are marked to market, with the gain or loss reflected in foreign exchange gain (loss).
     The claim settlement charge of $11 in 2007 represents the estimated costs to settle a contractual matter with an investor in one of our equity investments.
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
     We used the following information to evaluate our operating segments for the three months ended September 30, 2008 and 2007:

	Dana
	Three Months Ended
	September 30, 2008
		Inter-
	External	Segment	Segment
2008	Sales	Sales	EBITDA

ASG
Light Axle	$495	$15	$13
Driveshaft	289	47	30
Sealing	175	5	16
Thermal	60	2	(1)
Structures	192	3	6
Eliminations and other		(45)	(2)

Total ASG	1,211	27	62

HVSG
Commercial Vehicle	307	2	1
Off-Highway	409	11	22
Eliminations and other		(9)

Total HVSG	716	4	23

Other Operations	2	1
Eliminations		(32)

Total	$1,929	$—	$85

	Prior Dana
	Three Months Ended
	September 30, 2007
		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBITDA

ASG
Light Axle	$657	$26	$29
Driveshaft	291	60	26
Sealing	179	4	14
Thermal	70	1	4
Structures	257	5	22
Eliminations and other	1	(68)

Total ASG	1,455	28	95

HVSG
Commercial Vehicle	303	(1)	17
Off-Highway	371	11	36
Eliminations and other		(8)	(3)

Total HVSG	674	2	50

Other Operations	1	9
Eliminations		(39)

Total	$2,130	$—	$145

     We used the following information to evaluate our operating segments for the nine months ended September 30, 2008 and 2007:

	Dana			Prior Dana
	Eight Months Ended			One Month Ended
	September 30, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2008	Sales	Sales	EBITDA	Sales	Sales	EBITDA
ASG
Light Axle	$1,558	$42	$65	$210	$6	$8
Driveshaft	864	133	101	110	17	12
Sealing	507	14	57	64	1	7
Thermal	189	5	7	28		3
Structures	627	9	52	90	1	5
Eliminations and other	6	(131)	(7)	1	(16)	(3)

Total ASG	3,751	72	275	503	9	32

HVSG
Commercial Vehicle	841	6	24	97	1	4
Off-Highway	1,229	32	104	151	4	15
Eliminations and other		(26)	(4)		(4)

Total HVSG	2,070	12	124	248	1	19

Other Operations	2	4			1
Eliminations		(88)			(11)

Total	$5,823	$—	$399	$751	$—	$51

	Prior Dana
	Nine Months Ended
	September 30, 2007
		Inter-
	External	Segment	Segment
2007	Sales	Sales	EBITDA
ASG
Light Axle	$1,983	$76	$76
Driveshaft	884	170	76
Sealing	545	17	54
Thermal	221	5	18
Structures	806	14	80
Eliminations and other	13	(198)	(16)

Total ASG	4,452	84	288

HVSG
Commercial Vehicle	950	1	47
Off-Highway	1,158	32	123
Eliminations and other		(27)	(7)

Total HVSG	2,108	6	163

Other Operations	4	26
Eliminations		(116)

Total	$6,564	$—	$451

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income tax:

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Segment EBITDA	$85	$145	$399	$51	$451
Shared services and administrative	(39)	(33)	(105)	(13)	(118)
Other income (expense) not in segments	(21)	(5)	(43)		(1)
Foreign exchange not in segments	(10)	19	(3)	4	41
Depreciation	(74)	(69)	(194)	(23)	(208)
Amortization of intangibles	(22)		(60)
Amortization of fresh start inventory step-up			(15)
Realignment	(16)	(6)	(61)	(12)	(159)
DCC EBIT		(5)	(2)		14
Impairment of goodwill	(105)		(180)
Impairment of intangible assets	(3)		(10)
Reorganization items, net	(1)	(98)	(22)	(98)	(173)
Interest expense	(37)	(27)	(99)	(8)	(78)
Interest income	11	12	36	4	29
Fresh start accounting adjustments				1,009

Income (loss) from continuing operations before income taxes	$(232)	$(67)	$(359)	$914	$(202)

     The losses from continuing operations before income taxes for the three and eight months ended September 30, 2008 include net expenses of $25 and $82 related to adjustments arising from the application of fresh start accounting, primarily amortization of intangibles, the expensing of the incremental value of inventories sold during the period and additional depreciation expense.

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
Management Overview
     Dana Holding Corporation (Dana), incorporated in Delaware, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, and sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. We employ approximately 32,000 people in 26 countries and operate 113 major facilities throughout the world. As a result of Dana Corporation’s emergence from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The terms “Dana”, “we,” “our,” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from bankruptcy, are references to Prior Dana, and when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.
Business Strategy
     Dana currently has seven operating segments that supply driveline products (primarily driveshafts, axles and transmissions), structures and engine components to customers in the automotive, commercial vehicle and off-highway markets. We have been, and will continue to, evaluate the strategy for each of our businesses. While the strategy is still evolving, we currently anticipate a focus primarily on driveline products in the above three markets. Although our North American automotive driveline operations need to be improved, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our other driveline businesses, particularly outside North America. We are evaluating a number of strategic options for our non-driveline businesses.
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

Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession as modified (the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. Since emergence and through the date of this filing, we have issued an additional 23 million shares for allowed claims (valued in reorganization at $519) increasing the total shares issued to 93 million (valued in reorganization at $2,147) for unsecured claims of approximately $2,228. See Note 2 to our consolidated financial statements in Item 1 of Part 1 for additional explanation of distributions under the Plan, cash payments made, common and preferred stock issued and fresh start accounting. Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.
Business Units
     We manage our operations globally through two business units — the Automotive Systems Group (ASG) and the Heavy Vehicle Systems Group (HVSG). ASG focuses on the automotive market and primarily supports light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars. ASG has five product-based operating segments: Light Axle, Driveshaft, Structures, Sealing and Thermal. While being primarily focused on the light vehicle automotive market, certain of the ASG operating segments also support the commercial vehicle and off-highway markets.
     HVSG supports the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications). HVSG has two operating segments focused on specific markets: Commercial Vehicle and Off-Highway.
Trends in Our Markets
Light Vehicle Markets
North America — North American light vehicle production levels were about 16% lower in the third quarter of 2008 than in the third quarter of 2007 and 13% lower over the first nine months of 2008 when compared to the same period in 2007. In the light truck market, third-quarter 2008 production levels were down about 32% versus 2007 while nine-month production was down 21%. Several vehicles with significant Dana content are full-size pickups, vans and SUVs. Within these categories of the light truck segment, production was more than 50% lower when compared to last year’s third quarter and lower by about 35% versus last year’s first nine months. The comparatively lower light truck production levels are consistent with the decline in North American light truck sales which were down by about 20% from third quarter and nine-month 2007 sales. As with production, the sales decline in full size pickups, vans and SUVs during these periods have been even greater at around 25%.
     The weakness in light truck sales has been influenced, in part, by consumer concerns over high fuel prices, declining home values, increased unemployment and other economic factors. Further, there is a view shared by many industry observers today that the expectation of higher future fuel prices is resulting in what will become a longer-term shift in consumer interest away from trucks and SUVs to more fuel efficient passenger cars and CUVs. While a number of our newer programs involve CUVs, pick-up and SUV platforms continue to be a key segment for us, particularly with a number of high sales pick-up truck platforms (source: Global Insight and Wards Automotive).
     Lower production of light trucks during the third quarter of 2008 helped bring inventory levels down from about 92 days supply at June 30, 2008 to around 82 days at September 30, 2008. At this level, the days supply of light trucks in inventory continues to be higher than the 65 days at December 31, 2007. In particular, the inventory of full size pick-ups and SUVs is 73 days and 86 days at September 30, 2008. Given the current level of inventory, the potential for higher fuel prices and negative economic developments — a weaker housing market, increasing unemployment, tighter credit markets and lower consumer confidence — we expect the weakness in light truck sales and production in North America to continue for the remainder of 2008 and into 2009.

     Adding to the already difficult market conditions that have existed through most of 2008 is the more recent turmoil in the financial markets that has further eroded consumer confidence and tightened availability of credit. Most projections for overall North American light vehicle production for 2008 are around 13 million units — down from 15 million units in 2007 (source: Global Insight and Wards Automotive).
Rest of World — Through the first half of 2008, outside of North America, light vehicle production was relatively strong. However, during the third quarter of 2008, softening market conditions began to surface in Europe. Whereas the mid-year forecast for western European production levels was comparable to 2007 levels, the current forecast now reflects an expectation that full year 2008 production will be down more than 2%. Forecast production levels for South America and Asia Pacific have dropped slightly, but continue to be relatively strong compared to 2007. As a consequence, 2008 global light vehicle production, excluding North America, is currently forecast to be about 58.5 million units — which is down from a mid-year forecast of 58.9 million units and up about 4.5% compared to 2007 (source: Global Insight).
OEM Mix — The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, General Motors and Chrysler. These three customers accounted for approximately 70% of light truck production in North America in the first nine months of 2008, as compared to about 75% of light truck production in the comparable 2007 period (source: Global Insight). We expect that any continuing loss of market share by these customers could result in their applying renewed pricing pressure on us relative to our existing business and could make our efforts to generate new business more difficult.
Commercial Vehicle Markets
North America — Our commercial vehicle business is significantly impacted by the North American market, with more than 80% of our commercial vehicle sales being to North American customers. Production of heavy duty (Class 8) vehicles during the third quarter of 2008 of 51,000 units was up 13% from the same period in 2007. Nine month 2008 Class 8 production of 153,000 units is down about 4% from the first nine months of 2007. The Class 8 production comparisons are influenced by the engine emission regulation change which became effective at the beginning of 2007. First quarter 2007 sales benefited from vehicle owners purchasing, from dealer inventory, the lower cost engines built prior to the new emission standards. Production levels for the remainder of 2007 were at comparatively lower levels as many customers with new vehicle needs accelerated their purchases into 2006 or the first quarter of 2007 in advance of the higher costing vehicles meeting the new emission requirements. Production levels in the Class 8 market have not rebounded as quickly in 2008 as previously expected, in part due to higher fuel costs causing customers to postpone purchases of the newer vehicles as a means of minimizing increased overall operating costs. The commercial vehicle market is also being impacted by the overall financial market turmoil and consequent economic difficulties, leading customers in these markets to be cautious about new vehicle purchases. Whereas production levels for 2008 were previously expected to approximate 205,000 units, we are now anticipating production for the year of about 200,000 units (source: Global Insight and ACT).
     In the medium-duty (Class 5-7) market, third quarter 2008 production of 37,000 units was down 23% from last year’s third quarter. For the first nine months of 2008, medium-duty production was 19% lower than the same period of 2007. Medium-duty production levels have also been adversely impacted by high fuel costs and the same economic factors discussed in the Light Vehicle Markets — North America market trends section. As a consequence, we now expect medium-duty vehicle production to be around 161,000 units for the full year 2008, down from our previous expectation of 186,000 units (source: Global Insight and ACT).
Rest of World — Outside of North America, commercial vehicle heavy- and medium-duty production continues to grow, particularly in emerging Eastern European and Asian markets. Global commercial vehicle production, excluding North America, is currently expected to approximate 2.5 million units in 2008, an increase of more than 6% over 2007 (source: Global Insight and ACT).

Off-Highway Markets
     Our Off-Highway business, which has become an increasingly more significant component of our total operations over the past three years, accounted for about 20% of our year-to-date 2008 sales. Unlike our on-highway businesses, our Off-Highway business is larger outside of North America, with more than 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agriculture markets. The European off-highway market is expected to be up about 5% in 2008 versus 2007, while the North American market is relatively flat compared to 2007.
Steel Costs
     Another challenge we face is unprecedented levels of steel costs which are significantly impacting our 2008 results of operations. Higher steel cost is reflected directly in our purchases of various grades of raw steel as well as indirectly through purchases of products such as castings, forgings and bearings. At present, we purchase annually approximately 1.2 million tons of steel and products with significant steel content.
     Two commonly used market-based indicators of steel prices — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. After increasing significantly in 2004, the rates of increase for scrap prices were more moderate during the past three years — with the per ton price averaging about $250 in 2005, $275 in 2006 and $310 in 2007. During 2008, however, the per ton prices increased significantly — averaging about $565 during the first nine months of this year and averaging close to $600 during the three months ended September 30, 2008. Spot prices per ton for hot-rolled steel followed a similar pattern — averaging about $620 in 2005, $655 in 2006 and $595 in 2007 — and increased this year to a nine-month average of about $1,025 per ton with the three months ended September 30, 2008 averaging about $1,140. At these levels, average scrap steel prices were 150% higher than the third quarter 2007 average, while hot-rolled steel prices were double those in the third quarter of last year. For the nine months ended September 30, 2008, average scrap prices were double the comparable 2007 period, while hot rolled steel prices were 75% higher.
     Scrap prices have declined significantly during the past few months — dropping below $300 per ton during the month of October. Given the lag in recovery from our customers and the time required for scrap prices to impact the cost of other steel-based products, the 2008 benefit from these lower prices is not expected to be significant.
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
     Historically, although not required by existing agreements, we also have been successful in obtaining price increases or surcharges from certain customers as a result of escalating steel costs. We have aggressively pursued steel cost recovery agreements with customers for which such agreements are not already in place, while also pursuing enhanced recovery terms on existing agreements. We also have taken actions to mitigate the impact of steel and other commodity increases by consolidating purchases, contracting with new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades. As a result of these efforts, we currently have arrangements that we estimate will provide recovery on approximately 80% of steel-related cost increases. These agreements are generally indexed to a base price such that decreased steel costs result in price reductions.

     Given the different forms in which we purchase steel and products with steel content, it is difficult to associate changes in steel cost with any one indicator. However, given our current consumption levels, product mix and past experience with steel cost movements, we currently estimate that higher steel costs will adversely impact our cost of sales in 2008 by approximately $177. Our recovery efforts are expected to reduce the increased cost, thereby resulting in a net adverse impact on our gross margin of approximately $62.
Sales and Earnings Outlook
     Based on our mid-year outlook, we expected our sales for the year to be in the range of $8,600 to $8,800. Based on the magnitude of the lower production levels already in place in North America and Europe, and the present market outlook, we now expect our full year 2008 sales will be approximate $8,200. We expect that the economic factors currently having a negative impact on the light-duty and commercial truck markets in North America will continue to put pressure on fourth quarter 2008 production levels in North America, and increasingly elsewhere in the world — with generally overall difficult market conditions persisting into 2009.
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
     As we look to 2009, while we don’t expect any help from sales volumes, we do expect to benefit from the lag effect of certain steel recovery agreements, lower average steel costs, additional customer pricing actions, restructuring and headcount actions completed in 2008, and cost savings from our operations excellence initiatives.
Results of Operations — Summary (Third Quarter 2008 versus Third Quarter 2007)*

	Three Months Ended
	September 30,
	Dana	Prior Dana
	2008	2007	Change
Net sales	$1,929	$2,130	$(201)
Cost of sales	1,896	2,017	(121)

Gross margin	33	113	(80)
Selling, general and administrative expenses	87	79	8
Amortization of intangibles	18		18
Realignment charges, net	16	6	10
Impairment of goodwill	105		105
Impairment of assets	3		3
Other income, net	2	30	(28)

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(194)	$58	$(252)

Loss from continuing operations	$(270)	$(64)	$(206)

Loss from discontinued operations	$(1)	$(5)	$4

Net loss	$(271)	$(69)	$(202)

*	Certain reclassifications were made to conform 2007 to the 2008 presentation.

Results of Operations (Third Quarter 2008 versus Third Quarter 2007)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show changes in our sales by geographic region, business unit and segment for the three months ended September 30, 2008 and 2007.
Geographical Sales Analysis

				Amount of Change Due
	Three months ended September 30			To
	Dana	Prior Dana	Increase/	Currency	Organic
	2008	2007	(Decrease)	Effects	Change
North America	$866	$1,155	$(289)	$4	$(293)
Europe	560	526	34	42	(8)
South America	322	277	45	26	19
Asia Pacific	181	172	9		9

Total	$1,929	$2,130	$(201)	$72	$(273)

     Sales of $1,929 in the third quarter of 2008 were $201 lower than in the corresponding period of 2007. Reduced vehicle production levels, particularly in North America, were the primary reason for the decreased sales. Partially offsetting lower production levels was an increase of $72 due to stronger major currencies against the U.S. dollar in international markets where we conduct business.
     The third quarter of 2008 organic sales decline of 25% in North America was driven primarily by lower production in the light-duty and commercial vehicle markets. Light-duty truck production was down 32% in the third quarter of 2008 compared to a year ago. In the commercial vehicle market, production of medium-duty (Class 5-7) trucks was down 23% compared to the third quarter of 2007. Partially offsetting the impact of lower vehicle production levels were increased pricing and higher sales volume in the heavy-duty (Class 8) commercial vehicle market as compared to last year’s third quarter when emission standards changes contributed to low production levels of heavy-duty trucks.
     Sales in Europe, exclusive of currency effects, began showing signs of softening market conditions, being down about 2%. Higher vehicle production levels and new business contributed to organic sales growth in South America and Asia Pacific.
Segment Sales Analysis

	Nine months ended September 30			Amount of Change Due To
	Dana	Prior Dana	Increase/	Currency	Organic
	2008	2007	(Decrease)	Effects	Change
ASG
Light Axle	$495	$657	$(162)	$5	$(167)
Driveshaft	289	291	(2)	12	(14)
Sealing	175	179	(4)	10	(14)
Thermal	60	70	(10)	2	(12)
Structures	192	257	(65)	8	(73)
Other		1	(1)	1	(2)

Total ASG	1,211	1,455	(244)	38	(282)

HVSG
Commercial Vehicle	307	303	4	6	(2)
Off-Highway	409	371	38	28	10

Total HVSG	716	674	42	34	8

Other Operations	2	1	1		1

Total	$1,929	$2,130	$(201)	$72	$(273)

     In our ASG segments, after adjusting for currency effects, third quarter 2008 sales in the aggregate were down $282. Each of the segments was adversely impacted by the effects of significantly lower North American light and commercial vehicle truck production, with moderate market weakening in Europe also having an impact. Partially offsetting the weakness in these markets were stronger production levels elsewhere in the world. Our Driveshaft business serves both the light duty and commercial vehicle markets. Stronger vehicle markets outside North America, stronger heavy-duty (Class 8) production in North America and some contributions from new business helped offset the lower production levels in the North American light- and medium-duty truck markets.
     In HVSG, our Commercial Vehicle segment is heavily concentrated in the North American market. Higher third quarter production of Class 8 trucks in North America compared to the same period in 2007 along with increased pricing contributed to higher sales. Offsetting the increased sales from these factors were significantly lower production levels of medium-duty trucks in North America. With its significant European presence, our Off-Highway segment’s sales benefited from the strengthening of the euro, while organic sales growth in this segment benefited primarily from increased pricing and new customer programs.
Margin Analysis
     The chart below shows our business unit and segment margin analysis for the three months ended September 30, 2008 and 2007:

	As a Percentage of Sales
	Three Months Ended
	September 30
	Dana	Prior Dana
	2008	2007
Gross margin:
ASG	2.7%	4.7%
Light Axle	(0.4)	2.6
Driveshaft	5.4	6.6
Sealing	12.2	10.8
Thermal	(4.8)	7.1
Structures	(0.8)	3.9

HVSG	4.0	9.0
Commercial Vehicle	1.2	6.6
Off-Highway	6.0	10.6

Consolidated	1.7%	5.3%

Selling, general and administrative expenses:
ASG	3.2%	3.0%
Light Axle	2.1	2.2
Driveshaft	1.9	2.7
Sealing	8.7	6.9
Thermal	3.8	5.0
Structures	1.3	1.4

HVSG	3.1	3.3
Commercial Vehicle	3.5	3.9
Off-Highway	2.4	2.3

Consolidated	4.5%	3.7%

Consolidated — Gross Margin — Gross margin during the third quarter of 2008 was 1.7% of sales, down from 5.3% in 2007. Margin has been adversely impacted by two significant factors — higher steel cost and reduced sales levels in North America, primarily in the light and medium-duty truck markets. Higher steel costs reduced margin by approximately $65 (3.4% of 2008 third quarter sales). Adjusted for currency effects, sales are down $273 from the third quarter of 2007 resulting in a lower sales base to absorb certain fixed costs. Gross margins were also reduced by higher warranty cost of $6 and higher depreciation and amortization expense of $7, in part as a result of adoption of fresh start accounting. Partially offsetting these adverse factors were additional pricing benefits, principally relating to material cost recovery, which increased margin by $45, and benefits from the reorganization actions undertaken in connection with the bankruptcy process — labor cost savings, overhead cost reduction and manufacturing footprint optimization.
     We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until the first quarter of 2008, with much of the savings associated with the new union agreements not becoming effective until our emergence on January 31, 2008. Labor cost savings associated with the reorganization initiatives and other actions added approximately $20 to margins in the third quarter of 2008 while overhead reduction and manufacturing footprint optimization actions provided additional margin improvement.
Automotive Systems Group — Gross Margin — In ASG, gross margin declined to 2.7% of sales from 4.7% in the third quarter of 2007. The Light Axle segment had negative gross margin of 0.4% of sales compared to a positive 2.6% of sales in 2007. Light Axle gross margin was reduced by $15 for higher steel cost and by approximately $27 for the effects of lower sales volume. Partially offsetting these factors was increased customer pricing of $13 and approximately $9 from labor savings achieved through the bankruptcy reorganization process. In the Driveshaft segment, the gross margin of 5.4% of sales decreased from 6.6% in last year’s third quarter. Higher steel cost was the principal factor, reducing gross margin by $13. Partially mitigating the effect of higher steel cost was increased customer pricing of $8 and labor savings of $5 mostly associated with the bankruptcy reorganization initiatives. Driveshaft gross margin was also negatively impacted by higher depreciation expense of $6, in part due to the implementation of fresh start accounting upon emergence. In the Sealing segment, third quarter 2008 margin of 12.2% of sales improved from 10.8% of sales in 2007. Material cost in this segment is significantly influenced by stainless steel and nickel and these costs were lower in 2008 than 2007. Our Thermal segment had negative gross margin of 4.8% of sales, down from a positive margin of 7.1% of sales a year ago, due mostly to lower sales volume and operational performance issues. The Structures segment also experienced a negative gross margin of 0.8% in 2008 as compared to a positive margin of 3.9% of sales last year. Margins in this business were negatively impacted principally by lower sales volumes which reduced margin by about $28. Partially offsetting the negative effect of lower volume was $7 of pricing improvement, $5 of labor savings resulting principally from our bankruptcy reorganization initiatives and $4 of lower depreciation expense related to the adoption of fresh start accounting.
Heavy Vehicle Systems Group — Gross Margin — Gross margin in HVSG was 4.0% of sales in the third quarter of 2008, down from 9.0% in the third quarter of 2007. Commercial Vehicle gross margin was 1.2% of sales as compared to 2007 gross margin of 6.6%. Higher steel cost reduced margins by about $11, with lower sales volume bringing margins down by another $4. Further margin reduction in this segment resulted from currency effects and certain income items realized in 2007 that were not existent in the current year. Pricing improvement of $6 provided a partial offset to these negative factors. In the Off-Highway segment, third quarter 2008 gross margin of 6.0% of sales was down from 10.6% a year ago. Margins were negatively impacted by higher steel costs of $11, increased warranty provisions of $7, higher depreciation of $3 related to fresh start accounting and $4 due to sales mix. Partially offsetting these adverse effects was improved margin of $13 from additional pricing.
Corporate and Other — Gross Margin — Consolidated gross margin is impacted by cost of sales activity in Corporate and Other that is not reflected in the operating segments. This activity consists principally of consolidated level full absorption inventory adjustments which have the effect of reclassifying certain expenses to cost of sales that are reported in the operating segments as selling, general and administrative expense (SG&A). Additionally, the operating segments report inventory and cost of sales on a FIFO basis, with adjustments recorded in consolidation to record the inventory and cost of sales of the U.S. operations on a LIFO basis. During the third quarter of 2008, increases in the price of steel and other commodities resulted in higher FIFO costs for our U.S. inventories. LIFO charges of $18 to cost of sales for these increases are recorded in Corporate and Other to adjust segment level FIFO inventory balances to the consolidated LIFO amounts. Adjustments to LIFO reserves in the third quarter of 2007 decreased cost of sales by $1.
Automotive Systems Group — Selling, General and Administrative Expenses — SG&A expenses in the ASG group during the third quarter of 2008 were 3.2% of sales, which is up slightly from 3.0% of sales in the same period in 2007. The improvement in Light Axle, Driveshaft and Structures reflects the labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process as well as manpower and other reductions implemented since January 2008. The Sealing segment SG&A as a percent of sales was higher in 2008 due to currency effects and the increased costs related to fresh start accounting in 2008. SG&A in Thermal was favorably impacted by the recovery of certain receivables previously expensed as uncollectible.
Heavy Vehicle Systems Group — Selling, General and Administrative Expenses — The HVSG group reduced SG&A to 3.1% of sales in the third quarter of 2008, down from 3.3% in 2007. The businesses of this group also benefited from the emergence-related labor and overhead cost reduction actions as well as from manpower and other cost reduction initiatives undertaken this year. Third quarter 2008 Off-Highway SG&A was negatively impacted by additional provisions for uncollectible receivables.
Corporate and Other — Selling, General and Administrative Expenses — The SG&A expenses at the Corporate and Other level were 1.7% of sales in the third quarter of 2008 as compared to 0.6% of sales in last year’s third quarter. While certain cost savings were achieved through the bankruptcy reorganization process, additional expenses were incurred in connection with personnel changes and restoring long-term incentive plans. Additionally, the third quarter of 2007 was favorably impacted by the reclassification of certain previously incurred expenses determined to be more appropriately classified as reorganization items.
Amortization of intangibles — Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting on the Effective Date resulted in expense of $18 for the three months ended September 30, 2008.
Realignment charges and impairments — Realignment charges are primarily costs associated with facility closures and workforce reductions. These actions are more fully described in Note 6 to our consolidated financial statements in Item 1 of Part I. During the third quarter of 2008, as described in Notes 4 and 7 to our consolidated financial statements in Item 1 of Part I, we recorded impairments of indefinite lived intangibles of $3 and impairment of the remaining goodwill in our Driveshaft segment of $105.
     We also recorded an asset impairment of $15 in equity in earnings of affiliates following a reduction in the call option price for an equity investment and the elimination of a liability to the equity investor.
Other income, net — Other income in 2008 includes net foreign currency transaction losses of $7, as compared to net gains of $17 during the third quarter of 2007. DCC asset sales and other activity expenses of $4 in 2007 compared to a nominal income in 2008. Additionally, we incurred costs of $6 during the third quarter of 2008 in connection with the evaluation of strategic alternatives relating to certain of our businesses.
Interest expense — Interest expense includes the costs associated with the Exit Facility and other debt agreements which are described in detail in Note 14 to our consolidated financial statements in Item 1 of Part I. Interest expense in the third quarter of 2008 includes $4 of amortized original issue discount (OID) recorded in connection with the Exit Facility and $2 of amortized debt issuance costs. Interest expense in 2008 also includes $3 associated with the accretion of certain liabilities that were recorded at discounted values to derive their fair values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. During the third quarter of 2007, we recorded interest expense of $18 on our DIP Credit Agreement. As a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $27 in the third quarter of 2007.

Reorganization items — Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our consolidated financial statements in Item 1 of Part I of this report for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continue subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities incidental to emergence from bankruptcy. Among these ongoing costs are expenses associated with unionization of additional facilities under the framework of the global agreement negotiated with the unions as part of our reorganization activities.
Income tax benefit (expense) — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established to offset the associated tax benefit. These adjustments of the valuation allowances and the impairment of $108 of goodwill and other intangibles in 2008 are the primary factors which cause the tax expense of $24 and benefit of $3 for the three months ended September 30, 2008 and 2007 to differ from the expected tax benefit of $81 and $23 at the U.S. federal statutory rate of 35%.
Results of Operations — Summary (Year-to-Date 2008 versus Year-to-Date 2007)*

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
Net sales	$5,823	$751	$6,564
Cost of sales	5,579	702	6,201

Gross margin	244	49	363
Selling, general and administrative expenses	236	34	263
Amortization of intangibles	49
Realignment charges, net	61	12	159
Impairment of goodwill	180
Impairment of assets	10
Other income, net	54	8	108

Income (loss) from continuing operations before interest, reorganization items and income taxes	$(238)	$11	$49

Fresh start accounting adjustments	$—	$1,009	$—

Income (loss) from continuing operations	$(431)	$715	$(205)

Loss from discontinued operations	$(4)	$(6)	$(89)

Net income (loss)	$(435)	$709	$(294)

*	Certain reclassifications were made to conform 2007 to the 2008 presentation.
     As a consequence of emergence from bankruptcy on January 31, 2008, the results of operations for the first nine months of 2008 separately present the month of January pre-emergence results of Prior Dana and the eight-month results of Dana. As such, the application of fresh start accounting as described in Note 2 to the consolidated financial statements in Item 1 of Part I is reflected in the Dana eight-month results, but not in the pre-emergence January results. Loss from continuing operations before interest, reorganization items and income taxes for the eight months ended September 30, 2008 includes net expenses of approximately $82 resulting from the application of fresh start accounting, primarily amortization of intangibles, a one-time amortization of the stepped up value of inventories sold during the period and additional depreciation expense. Additionally, certain agreements such as the labor agreements negotiated with our major unions became effective upon emergence from bankruptcy. Consequently, certain benefits associated with the effectiveness of these agreements, including the elimination of postretirement medical costs in the U.S., commenced at emergence, thereby benefiting the eight-month results of Dana.
Results of Operations (Year-to-Date 2008 versus Year-to-Date 2007)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show our sales by geographic region, business unit and segment for the eight months ended September 30, 2008, one month ended January 31, 2008 and nine months ended September 30, 2007.
     Although the eight months ended September 30, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from bankruptcy on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods. Accordingly, references in our analysis to nine month sales information combine the two periods in order to enhance the comparability of such information for the two nine month periods.
Geographical Sales Analysis

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
North America	$2,778	$396	$3,680
Europe	1,745	224	1,663
South America	802	73	736
Asia Pacific	498	58	485

Total	$5,823	$751	$6,564

     Combined sales of $6,574 in the first nine months of 2008 were comparable to sales of $6,564 in the corresponding period of 2007. Currency movements generated $362 of increased sales as a number of the major currencies in international markets where we conduct business strengthened against the U.S. dollar. Also increasing year-over-year sales were improved pricing, largely for recovery of higher material cost, and stronger markets outside North America. Offsetting the higher sales from these factors was lower sales volume due to a weaker North American market.
     Sales for the first nine months of 2008 in North America adjusted for currency declined approximately 15% due to lower production in the light duty and commercial vehicle markets. Light duty truck production was down 13% in the first nine months of 2008 compared to a year ago. In the commercial vehicle market, production of Class 8 trucks was down 4% compared to the first nine months of 2007 while medium-duty (Class 5-7) truck production was 19% lower. Partially offsetting the impact of lower vehicle production levels was the impact of higher pricing, principally to recover higher material costs.
     Sales in Europe, South America and Asia Pacific all benefited from the effects of stronger local currencies against the U.S. dollar and, while some market softening has begun to appear more recently in certain of these markets, over the first nine months of 2008 these markets benefited from somewhat higher year-over-year production levels. The organic sales growth in Europe is also reflective of the significant presence our Off-Highway segment has in this region. Off-Highway sales in Europe benefited from relatively strong markets, new business and increased pricing.

Segment Sales Analysis

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
ASG
Light Axle	$1,558	$210	$1,983
Driveshaft	864	110	884
Sealing	507	64	545
Thermal	189	28	221
Structures	627	90	806
Eliminations and other	6	1	13

Total ASG	3,751	503	4,452

HVSG
Commercial Vehicle	841	97	950
Off-Highway	1,229	151	1,158

Total HVSG	2,070	248	2,108

Other Operations	2		4

Total	$5,823	$751	$6,564

     In our ASG segments, after adjusting for currency effects, aggregate sales for the first nine months of 2008 declined more than $400. The ASG segments were adversely impacted by the effects of significantly lower North American light truck production as well as a labor strike in the second quarter of 2008 at a major automotive parts supplier which primarily impacted our Structures and Light Axle businesses and contributed to reduced sales. Our Driveshaft sales to medium- and heavy-duty customers in the North American commercial vehicle market also declined, but not as significantly as the decline in light-duty. Partially offsetting the weakness in the North American markets were stronger production levels elsewhere in the world and benefits from customer pricing improvement actions. These businesses benefited from some new customer programs, principally outside North America, which have come on stream over the past year. The new Driveshaft business in combination with stronger international markets more than offset the effects of lower North American production levels.
     In HVSG, our Commercial Vehicle segment is heavily concentrated in the North American market and the overall sales decline of 4% in this segment, after removing currency effects, was primarily due to the drop in North American production levels discussed in the regional review. Stronger markets outside North America and some pricing improvement partially offset the weaker North American production. With its significant European presence, our Off-Highway segment benefited from the stronger euro. This segment experienced organic sales growth of about 8% due to stronger production levels during most of 2008, sales from new programs, and increased pricing.

Margin Analysis
     The chart below shows our business unit and segment margin analysis for the nine months ended September 30, 2008 and 2007:

	As a Percentage of Sales
	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
Gross margin:
ASG	5.2%	6.2%	5.2%
Light Axle	1.6	2.7	1.8
Driveshaft	7.4	10.2	7.0
Sealing	13.1	14.1	12.5
Thermal	2.1	9.7	8.9
Structures	4.5	1.2	5.5

HVSG	6.9	8.3	9.0
Commercial Vehicle	4.1	4.5	5.7
Off-Highway	8.6	10.5	11.5

Consolidated	4.2%	6.5%	5.5%

Selling, general and administrative expenses:
ASG	2.8%	3.7%	3.1%
Light Axle	1.8	2.7	2.0
Driveshaft	2.2	3.2	2.8
Sealing	7.2	7.4	6.6
Thermal	4.8	4.5	4.9
Structures	0.9	1.5	1.7

HVSG	2.8	2.8	3.3
Commercial Vehicle	3.2	3.7	3.7
Off-Highway	2.1	1.8	2.3

Consolidated	4.1%	4.5%	4.0%
Consolidated — Gross Margin — Gross margin as a percent of sales for the eight months ended September 30, 2008 and the month of January 2008 was 4.2% and 6.5%, respectively. This compares to gross margin of 5.5% for the nine months ended September 30, 2007. Margins during the eight-month period ended September 30, 2008 have been adversely impacted by two significant factors — higher steel costs and reduced sales levels in North America, primarily in the light- and medium-duty truck markets. Higher steel costs reduced margin by approximately $107 (1.6% of sales). Adjusted for currency effects, sales in 2008 are down from the comparable 2007 period, with most of the organic sales reduction occurring in the eight months ended September 30, 2008. As a result, there is a lower sales base relative to certain fixed costs. Gross margins during the eight months ended September 30, 2008 were also reduced by about $33 resulting from the fresh start accounting effects discussed in the subsequent paragraph. Partially offsetting these adverse developments were benefits from the reorganization actions undertaken in connection with the bankruptcy process — customer pricing improvement, labor cost savings, overhead cost reduction and manufacturing footprint optimization. The customer pricing actions began contributing to gross margins in the first quarter of 2007, with additional pricing improvements being achieved over the course of 2007. As a result, the 2008 results reflect a full nine months of customer pricing improvements while the first nine months of 2007 includes only a portion thereof.

     Pricing improvements unrelated to the reorganization process were also achieved, which when combined with the reorganization-related pricing actions increased margin by approximately $76 during the eight months ended September 30, 2008 and the month of January 2008. We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until the first quarter of 2008 with much of the savings associated with the agreements negotiated with the unions only becoming effective upon our emergence on January 31, 2008. Labor cost savings associated with the reorganization initiatives and other actions also added approximately $76 to margin in the eight months ended September 30, 2008, while overhead reduction, manufacturing footprint and increased pricing actions provided additional margin improvement.
     In connection with the application of fresh start accounting, margins were negatively impacted by two factors. At emergence, inventory values were increased in accordance with fresh start accounting requirements. With respect to our U.S. inventories which are carried on a LIFO basis, the stepped-up value of the inventory became part of the base LIFO layer and will not be recognized in cost of sales until there is a decrement of the base layer. In the case of inventories outside the U.S. which are carried on a FIFO or average cost basis, the fresh start stepped-up value of $15 was recorded as cost of sales in the eight months ended September 30, 2008 as the inventory was sold. The other factor negatively impacting margins as a result of fresh start accounting is higher depreciation expense on the stepped up value of fixed assets and amortization expense associated with technology related intangibles recognized at emergence. This higher depreciation and amortization expense reduced margin for the eight months ended September 30, 2008 by approximately $18.
Automotive Systems Group — Gross Margin — In the Light Axle segment, gross margin as a percent of sales was 1.6% for the eight months ended September 30, 2008 and 2.7% for the month of January 2008, as compared to 1.8% for the nine months ended September 30, 2007. Customer pricing improvement and labor cost reductions contributed approximately $47 (2.7% of sales) to 2008 margin. Other cost reductions and operational improvements provided additional margin improvement. These improvements, however, were partially offset by higher material costs which reduced margin by about $23 (1.3% of sales) and the margin effects of reduced sales levels. Gross margin as a percent of sales in the Driveshaft segment was 7.4% for the eight months ended September 30, 2008 and 10.2% for the month of January 2008 — up from 7.0% of sales for the first nine months of 2007. Like the Light Axle segment, Driveshaft benefited approximately $46 (4.7% of sales) from customer pricing actions and labor cost savings, primarily from the reorganization actions. Margin for the eight months ended September 30, 2008 also benefited by $4 from settlement of certain Canadian pension liabilities during the second quarter of 2008. Partially offsetting this benefit was higher material cost of $19 (2.0% of sales), additional warranty expense of $4, and reduced margin associated with the reduction in overall sales volume. Also reducing margin in the Driveshaft segment was higher depreciation and amortization expense of $20 attributed primarily to the application of fresh start accounting.
     In the Sealing segment, gross margin as a percent of sales for the eight months ended September 30, 2008 and the month of January 2008 were relatively comparable with last year’s first nine months. The adverse effects on gross margin from higher depreciation and amortization resulting from application of fresh start accounting were offset by cost reductions, operational performance improvement and lower material costs. Gross margin in our Thermal segment declined to 2.1% of sales for the eight months ended September 30, 2008 from 9.7% of sales in January 2008 and 8.9% of sales for the first nine months of 2007. In addition to margin reduction from lower sales volume, additional warranty cost of $4 and $4 of higher depreciation and amortization also contributed to lower margin in 2008. The Structures segment achieved gross margin of 4.5% for the eight months ended September 30, 2008, 1.2% of sales for the month of January 2008 and 5.5% of sales for the first nine months of 2007. Improved pricing and labor savings, principally from the reorganization initiatives, improved margin by about $21 (2.9% of sales), with settlement of certain Canadian pension liabilities in the second quarter of 2008 providing an additional benefit of $8. The Structures segment also benefited by $13 from reduced depreciation and amortization expense related to fresh start accounting. These benefits were more than offset by $11 of one-time pricing actions or cost recoveries received from customers in 2007 along with the adverse margin effects attributable to lower sales levels during the first nine months of 2008.

Heavy Vehicle Systems Group — Gross Margin — Gross margin in the Commercial Vehicle segment was 4.1% of sales for the eight months ended September 30, 2008 and 4.5% of sales for the month of January 2008, which compares to 5.7% of sales for the first nine months of 2007. Gross margin in 2008 benefited by about $13 from improved pricing and labor savings and another $6 for lower depreciation and amortization expense of $6, principally in the eight months ended September 30, 2008. More than offsetting the margin improvement from these factors were higher material costs of $16 during the eight months ended September 30, 2008 and the adverse effects of lower sales levels during 2008. In the Off-Highway segment, gross margin as a percent of sales of 8.6% for the eight months ended September 30, 2008 and 10.5% for the month of January 2008 were down slightly from gross margin of 11.5% of sales in the first nine months of 2007. The margin decline is primarily due to higher material costs of about $21 (1.5% of sales in the eight months ended September 30, 2008), increases in warranty expense of $4 and $6 of increased depreciation and amortization expense. The margin reduction from these and other factors was partially offset by improved pricing of $20.
Corporate and Other — Gross Margin — Consolidated gross margin is impacted by cost of sales activity in Corporate and Other that is not reflected in the operating segments. This activity consists principally of consolidated level full absorption inventory adjustments which have the effect of reclassifying certain expenses to cost of sales that are reported in the operating segments as SG&A. Additionally, the operating segments report inventory and cost of sales on a FIFO basis, with adjustments made in consolidation to reflect the inventory and cost of sales of the U.S. operations on a LIFO basis. During the first nine months of 2008, a portion of the increased steel and other costs capitalized as part of the FIFO inventory by the operating segments was recognized in cost of sales at the consolidated level to adjust to LIFO costing. The aggregate LIFO adjustment in the eight months ended September 30, 2008 was $47, with a pickup of $3 recognized in the month of January 2008. During the first nine months of 2007, LIFO charges to cost of sales amounted to $16. The aforementioned $15 charge to cost of sales to recognize the stepped up fresh start value of inventory sold during the eight months ended September 30, 2008 was also recognized in Corporate and Other.
Automotive Systems Group — Selling, General and Administrative Expenses — SG&A expenses in the ASG group during the eight months ended September 30, 2008 were 2.8% of sales with the month of January 2008 at 3.7% of sales. During the first nine months of 2007, SG&A expenses were 3.1% of sales. The improvement reflected in Light Axle, Driveshaft and Structures reflect the labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process as well as additional reductions implemented post-emergence. The Sealing and Thermal businesses were not impacted as significantly as the other ASG segments by bankruptcy reorganization labor-related actions.
Heavy Vehicle Systems Group — Selling, General and Administrative Expenses — The HVSG group reduced SG&A expenses to 2.8% of sales in the eight months ended September 30, 2008 and in the month of January 2008 from 3.3% in the first nine months of 2007. The businesses of this group benefited similarly to those in the ASG group from the bankruptcy related cost reduction actions. The Off-Highway segment additionally benefited from higher sales levels being spread over certain fixed costs.
Corporate and Other — Selling, General and Administrative Expenses — The SG&A expenses at the Corporate and Other level were 1.3% of sales for the eight months ended September 30, 2008 and the month of January 2008 as compared to 0.8% of sales during the first nine months of 2007. While certain cost savings were achieved through the bankruptcy reorganization process, additional expenses were incurred during 2008 in connection with personnel changes and restoring long-term incentive plans. Also adversely impacting the year-over-year margin comparison was a reduction in long-term disability accruals in 2007.
Amortization of intangibles — Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting at the date of emergence resulted in expense of $49 for the eight months ended September 30, 2008.
Realignment charges and Impairment — Realignment charges are primarily costs associated with the manufacturing footprint optimization actions that were undertaken in connection with our bankruptcy plan of reorganization. These actions are more fully described in Note 6 to our consolidated financial statements in Item 1 of Part I. We recorded $180 for impairment of goodwill, $10 for impairment of indefinite-lived intangibles and we recorded a $15 impairment of other assets in equity in earnings of affiliates during the eight months ended September 30, 2008 as discussed in Notes 4 and 7 to our consolidated financial statements in Item 1 of Part I. The first nine months of 2007 includes $136 of cost relating to the settlement of our pension obligations in the United Kingdom, which was completed in April 2007.
Other income, net — Net currency transaction gains provided other income of $4 in the eight months ended September 30, 2008 and $3 in the month of January 2008, as compared to $36 of net currency transaction gains in the first nine months of 2007. DCC asset sales were substantially completed in 2007. These sales and other DCC activity provided income of $14 in the first nine months of 2007, while there was no income from such activity in 2008. Other income in 2008 also benefited from interest income of $36 in the eight months ended September 30, 2008 and $4 in the month of January 2008 as compared to $29 in the first nine months of 2007. Costs of approximately $7 have been incurred in 2008 in connection with the evaluation of strategic alternatives relating to certain businesses. Other income in 2007 also included a one-time claim settlement charge of $11 representing the cost to settle a contractual matter with an investor in one of our equity investments and divestiture gains of $12.
Interest expense — Interest expense of Dana reflects the costs associated with the Exit Financing facility and other debt agreements which are described in detail in Note 14 to our consolidated financial statements in Item 1 of Part I. Interest expense in the eight months ended September 30, 2008 includes $12 of amortized OID recorded in connection with the Exit Financing facility and $5 of amortized debt issuance costs. Interest expense in the eight months ended September 30, 2008 also includes $5 associated with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. During 2007 and the month of January 2008, as a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as Liabilities subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $81 in the first nine months of 2007 and $9 during the month of January 2008.
Reorganization items — Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 to our financial statements in Item 1 of Part I of this report for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continue subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities incident to emergence from bankruptcy. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities. Reorganization items in the month of January 2008 include a gain on the settlement of Liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes, and success fees and other fees earned by certain professionals upon emergence.
Income tax benefit (expense) — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit or expense. In the U.S., as described in Note 18 to our consolidated financial statements in Item 1 of Part I of this report, the significant amount of OCI reported for the nine months ended September 30, 2007 caused us to recognize a U.S. tax benefit $60 in continuing operations. For 2008, the valuation allowance impacts in the above-mentioned countries, the fresh start adjustments and the impairment of $180 of goodwill in 2008 are the primary factors which cause the tax expense of $56 for the eight months ended September 30, 2008, $199 for the month of January 2008, and $15 for the nine months ended September 30, 2007 to differ from an expected tax benefit of $126, tax expense of $320 and tax benefit of $71 for those periods at the U.S. federal statutory rate of 35%.
Discontinued operations — Our engine hard parts, fluid products and pump products operations had been reported as discontinued operations. The sales of these businesses were substantially completed in 2007, except for a portion of the pump products business that was sold in January 2008. The results for the nine months ended September 30, 2007 reflect the operating results of these businesses as well as adjustments to the net assets of these businesses necessary to reflect their fair value less cost to sell based on expected sales proceeds.

     The net sales and the loss from discontinued operations for the nine months ended September 30, 2008 and 2007, aggregated by operating segment, are shown in the table below.

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Sales
ASG
Engine	$—	$—	$—	$—	$131
Fluid		39			276
Pump		22		6	70

Total Discontinued Operations	$—	$61	$—	$6	$477

			Dana	Prior Dana	Prior Dana
	Three Months Ended		Eight Months	One Month	Nine Months
	September 30,		Ended	Ended	Ended
	Dana	Prior Dana	September 30,	January 31,	September 30,
	2008	2007	2008	2008	2007
Net loss
ASG
Engine	$—	$—	$(1)	$(4)	$(63)
Fluid	(1)	(2)	(2)	(1)	(4)
Pump			(1)	(1)	(15)

Total ASG	(1)	(2)	(4)	(6)	(82)
Other		(3)			(7)

Total Discontinued Operations	$(1)	$(5)	$(4)	$(6)	$(89)

     The net loss in Engine in the first nine months of 2007 includes a net loss of $45 recorded in connection with the sale of this business which was completed in March 2007. The net loss in Engine in the first nine months of 2008 reflects post-closing adjustments associated with the sale, including $4 in the month of January 2008 to properly account for liabilities retained by Dana.
Liquidity
     Our global liquidity as of September 30, 2008 is as follows:

Cash	$1,007
Less:
Deposits supporting obligations	(87)
Cash in less than wholly-owned subsidiaries	(64)

Available cash	856
Additional cash availability from:
Lines of credit in the U.S. and Europe	455
Additional lines of credit supported by letters of credit from the Revolving Facility	32

Total global liquidity	$1,343

     In October 2008, we borrowed $180 under the Revolving Facility increasing our cash and reducing our availability. Subject to satisfactory modification of our financial covenants discussed below, we believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments through 2009. Our projections indicate that we will have adequate liquidity beyond 2009. These projections do not consider additional liquidity that could be generated by sales of assets and divestitures of businesses.

     A summary of the changes in cash and cash equivalents for the nine months ended September 30, 2008 and 2007 is shown in the following tables:

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
Cash flow summary:
Cash and cash equivalents at beginning of period	$2,147	$1,271	$704

Cash used in operating activities	(933)	(122)	(241)
Cash provided by (used in) investing activities	(148)	77	427
Cash provided by (used in) financing activities	(30)	912	90

Increase (decrease) in cash and cash equivalents	(1,111)	867	276
Effect of foreign exchange and discontinued operations	(29)	9	55

Cash and cash equivalents at end of period	$1,007	$2,147	$1,035

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
	2008	2008	2007
Cash from operations
Net income (loss)	$(435)	$709	$(294)
Depreciation	195	23	209
Amortization of intangibles	60
Amortization of inventory valuation	15
Amortization of deferred financing charges and original issue discount	17
Impairment of goodwill and other assets	205		3
Non-cash portion of U.K. pension charge			60
Minority interest	6	2
Deferred income taxes	(38)	191
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(100)
Reorganization items net of cash payments	(24)	79	59
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)	(27)
Loss on sale of businesses and assets	1	7
Other, net	9	19	(68)

	(822)	(61)	(58)
Change in working capital	(111)	(61)	(183)

Cash flows used in operating activities	$(933)	$(122)	$(241)

     Cash of $1,055 ($933 for the eight months ended September 30, 2008 and $122 for the one month ended January 31, 2008) was used in operating activities in the first nine months of 2008 as compared to cash of $241 used in the same period of 2007. During the first nine months of 2008, cash was used to satisfy various obligations associated with our emergence from bankruptcy. Cash of $733 was used shortly after emergence to satisfy our payment obligation to two VEBAs established to fund non-pension benefits of union retirees. A payment of $53 occurred at emergence to satisfy our obligation to a similar VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement. Additional bankruptcy emergence-related claim payments during the eight months ended September 30, 2008 totaled $100.
     We typically experience an increase in working capital during the first nine months of the year due primarily to trade receivables being customarily lower at the end of the calendar year as our OEM customers’ production levels are lighter during the holiday season. Cash of $172 was used during the first nine months of 2008 to fund working capital requirements, as compared to a use of $183 in the first nine months of 2007.

     Reductions in accounts receivable generated cash of $25 in 2008, compared to a use of $180 during the first nine months of 2007, largely as a result of lower sales during the third quarter of 2008 than in the corresponding period of the previous year. Increased inventory levels consumed $62 of cash in the first nine months of 2008 while requiring $50 during the same period of the prior year. Higher material costs contributed to the increased use of cash for inventory. Reductions to accounts payable and other working capital components used cash of $135 in 2008, while generating cash of $47 in 2007, in part due to the reduced level of purchases.

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
Cash from investing	2008	2008	2007
Purchases of property, plant and equipment	$(148)	$(16)	$(148)
Proceeds from sale of businesses and assets		5	511
Change in restricted cash		93	3
Other		(5)	61

Cash flows provided by (used in) investing activities	$(148)	$77	$427

     Divestitures of the engine hard parts, fluid products and trailer axle businesses, the sale of our investment in GETRAG and proceeds from DCC and other divestment-related actions provided cash of $511 in the first nine months of 2007. Expenditures for property, plant and equipment in 2008 of $164 are up $16 from last year. DCC cash that was restricted during bankruptcy by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.

	Dana	Prior Dana	Prior Dana
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	September 30,	January 31,	September 30,
Cash from financing	2008	2008	2007
Net change in short-term debt	$(74)	$(18)	$19
Proceeds from (repayment of) debtor-in-possession facility		(900)	200
Proceeds from Exit Facility debt	80	1,350
Original issue discount and deferred financing fees	(2)	(154)
Repayment of Exit Facility debt	(11)
Payment of DCC Medium Term Notes		(136)	(129)
Issuance of Series A and Series B preferred stock		771
Preferred dividends paid	(18)
Other	(5)	(1)

Cash flows provided by (used in) financing activities	$(30)	$912	$90

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

Financing Activities
Exit Financing — On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into the Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility in the total aggregate amount of $1,430 and a $650 Revolving Facility.
     At September 30, 2008, we had gross borrowings of $1,419 (before a reduction of $102 for unamortized OID) under the Term Facility and, although we had no borrowings under the Revolving Facility, we had utilized $172 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $335 after deducting the outstanding letters of credit. In October 2008, we borrowed $180 under the Revolving Facility. In connection with this borrowing, one of our lenders failed to honor its obligation of $20 and under the terms of our Revolving Facility, that lender became a defaulting lender. We are evaluating the impact on our availability, and in the event this lender does not ultimately honor its obligation, our availability could be reduced by approximately 10%.
     Through September 30, 2008 we are in compliance with our debt covenants. However, we do not expect to be able to satisfy certain of our current financial covenant requirements at December 31, 2008. As a result, we have initiated discussions with our lenders regarding modification of our financial covenant requirements. Based on these discussions, we expect to be able to reach agreement with our lenders on amended terms in the fourth quarter. Subject to satisfactory modification of our financial covenants, we believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.
European Receivables Loan Facility — In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (collectively, the Sellers) subject to the availability of adequate levels of accounts receivable. For a discussion of this facility and the receivables program, see Note 16 to our consolidated financial statements in Item 8 of our 2007 Form 10-K.
     At September 30, 2008, there were borrowings under this facility equivalent to $24 recorded as notes payable and $120 of remaining availability based on the borrowing base. The proceeds from the borrowings are used for operations and for the repayment of intercompany debt.
Contractual Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. There were no material changes at September 30, 2008 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2007 Form 10-K. Our DIP loan of $900 was repaid on January 31, 2008 and on January 31 and February 1, 2008 we entered into the new long-term debt obligation shown in the table below.

		Payments Due by Period
		Less than	1 - 3	4 -5	After
Contractual Debt Obligations	Total	1 Year	Years	Years	5 Years
Principal of long-term debt	$1,419	$14	$29	$29	$1,347
Interest payments (1)	597	104	205	201	87

Notes
(1)	These amounts represent future interest payments on the Term Loan debt balances at September 30, 2008. Payments related to the Term Loan’s variable rate debt tranches are based on interest rates as of October 24, 2008.

     The recent volatility in global capital markets has resulted in significant declines in the fair value of our pension plan assets during 2008. While using a higher discount rate to measure the corresponding liability may offset these declines, it is possible that our future pension plan funding requirements may increase significantly from our 2008 contribution amounts.
Contingencies
     For a summary of litigation and other contingencies, see note 16 to our consolidated financial statements in Item 1 of Part I. We do not believe that any liabilities that may result from these contingencies are reasonably likely to have a material adverse effect on our liquidity or financial condition.
Critical Accounting Estimates
     Except as discussed below, our critical accounting estimates for purposes of the financial statements in this report are the same as those discussed in Item 7 of our 2007 Form 10-K.
Retiree Benefits — We use several key assumptions to determine our plan expenses and obligations for our defined benefit retirement programs. These key assumptions include the interest rate used to discount the obligations, the long-term estimated rate of return on plan assets and the health care cost trend rates. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected. See additional discussion of our pension and other postretirement benefit obligations in Note 11 to the financial statements in Item 1 of Part I.
Long-lived Asset and Goodwill Impairment — The Driveshaft segment in the ASG group was tested for impairment in the second and third quarters of 2008 due to adverse conditions in the automotive market. Lower production volumes and higher costs contributed to lower than expected operating profits and cash flows for this business. Based on the significant cuts to production schedules of major U.S. customers and the declining sales of the pick-up and SUV platforms on which we have significant driveshaft content, our earnings outlook for this business has declined.
     Based on our revised outlook, the fair value of the Driveshaft segment, as determined using the estimated present value of future cash flows, did not support the recorded goodwill. Accordingly, our second and third quarter 2008 results include goodwill impairment charges of $75 and $105 which resulted in a write down of the goodwill in this segment to zero. Due to the market conditions in other segments we also reviewed long-lived assets and non-amortizable intangibles and impaired trademarks by $3 in the third quarter of 2008. Any further indications that the carrying amounts of our tangible and intangible assets may not be recoverable could cause us to reassess the fair values of our business units. This could cause additional impairment of the assets of certain segments, which could materially impact our future results of operations and financial condition.
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

     Our management, with participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end period covered by this Quarterly Report on Form 10-Q. Our CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
CEO and CFO Certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2007 Form 10-K for a more complete understanding of the matters covered by the Certifications.
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
     As previously reported and as discussed in Note 16 to the consolidated financial statements in Item 1 of Part I, we are a party to a pending stockholder derivative action, as well as various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings), we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004 and we are party to an appeal of our Confirmation Order. After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and surety bonds and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.
ITEM 1A. RISK FACTORS
     We discussed a number of risk factors that could adversely affect our business, financial condition and results of operations in Item 1A of our 2007 Form 10-K. Except as set forth below, there have been no material changes in the risk factors previously disclosed.
Declining national and international economic conditions could continue to significantly adversely impact our sales and profitability.
     Sales in 2008 in our ASG business segments and our commercial vehicle segment, which are primarily to the North American vehicular market, have been adversely affected by the slow-down in the U.S. economy, higher fuel prices, the lack of available wholesale and retail financing, and generally lower consumer confidence. While sales of our Off-Highway segment are primarily to markets outside of North America, European and other economies have also recently been affected by the credit crisis and economic slow-downs. If North American and other economies continue to soften, customers will continue to defer or reduce their purchases, resulting in longer sales cycles and increased price competition which would have an increasingly significant adverse effect on our sales and profitability.

We could be adversely affected if we are unable to recover portions of our high commodity costs (including costs of steel, other raw materials and energy) from our customers.
     Steel is a key raw material we use in the manufacturing of our products and we are a significant user of steel. During 2008, steel prices have increased significantly. Many of our customer arrangements do not include contractual provisions allowing us to obtain recovery of the increased cost. As well, in contracts where we do have material cost escalation provisions, they do not necessarily provide full recovery, and recovery may occur on a delayed basis. Consequently, overall steel price pressures remain a significant concern for our business and unless we are able to secure arrangements with our customers to recover the higher steel prices, we are likely to experience an adverse impact on our operating results for the foreseeable future. Although certain steel prices in North America have recently declined significantly, we are continuing to actively pursue cost recovery actions with our customers since this is critical to our achievement of acceptable levels of profitability. In the event that we are unable to reach mutually satisfactory relationships with certain customers, there is a possibility that we could lose existing business with these customers or be precluded from consideration for future business opportunities.
We do not expect to be able to comply with the financial covenants in our Exit Facility.
     Through September 30, 2008 we are in full compliance with our debt covenants. However, we do not expect to be able to satisfy certain of our current financial covenant requirements at December 31, 2008. As a result, we have initiated discussions with our lenders regarding modification of our financial covenant requirements. Based on these discussions, we expect to be able to reach agreement with our lenders on amended terms in the fourth quarter. Subject to satisfactory modification of our financial covenants, we believe our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments for the foreseeable future.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2008. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards and shares to satisfy portions of 2007 EIC bonuses.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
7/1/08 — 7/31/08	34,127	$6.38	—	—
ITEM 6. EXHIBITS
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dana Holding Corporation (Registrant)

Date: November 7, 2008	/s/ James A. Yost James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of Filing or
No.	Description	Furnishing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this
report