Form 10-K
period 2008-12-31
DANA HOLDING CORP
filed 2009-03-16
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2008, was approximately $568,000,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 100,065,061 shares of the registrant’s common stock outstanding at February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 21, 2009 are incorporated by reference into Part III.

DANA HOLDING CORPORATION — FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

		10-K Pages

Table of Contents		1
PART I
Item 1	Business	3
Item 1A	Risk Factors	11
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8	Financial Statements and Supplementary Data	45
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A	Controls and Procedures	124
Item 9B	Other Information	124

PART III
Item 10	Directors, Executive Officers and Corporate Governance	125
Item 11	Executive Compensation	125
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13	Certain Relationships and Related Transactions, and Director Independence	126
Item 14	Principal Accountant Fees and Services	126

PART IV
Item 15	Exhibits, Financial Statement Schedule	126
Signatures		127
Exhibit Index		128
Exhibits
EX-10.4
EX-10.6
EX-10.8
EX-10.26
EX-10.27
EX-10.38
EX-10.39
EX-10.40
EX-10.41
EX-10.74
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report (our 2008 Form 10-K) and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

PART I

(Dollars in millions, except per share amounts)

Item 1.	Business

General

Dana Holding Corporation (Dana), incorporated in Delaware in 2007, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world. At December 31, 2008, we employed approximately 29,000 people in 26 countries and operated 113 major facilities throughout the world.

As a result of the emergence of Dana Corporation (Prior Dana) from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Prior Dana pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The terms “Dana,” “we,” “our” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from bankruptcy, are references to Prior Dana and, when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.

The eleven months ended December 31, 2008 and the one month ended January 31, 2008 are distinct reporting periods as a result of our emergence from bankruptcy on January 31, 2008. References in certain analyses of sales and other results of operations combine the two periods in order to provide additional comparability of such information.

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

Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Third Amended Joint Plan of Reorganization of Debtors and Debtors-in-Possession as modified (the Plan) and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock (valued in reorganization at $1,628) on the Effective Date to holders of allowed general unsecured claims in Class 5B totaling approximately $2,050. Pursuant to the Plan, we also issued and set aside approximately 28 million additional shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence, we have issued an additional 23 million shares for allowed claims (valued in reorganization at $520), increasing the total shares issued to 93 million (valued in reorganization at $2,148) for unsecured claims of approximately $2,238. The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $122). The remaining disputed and unliquidated claims total approximately $107. To the extent that these remaining claims are settled for less than the 5 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B. The terms and conditions governing these distributions are set forth in the Plan and the Confirmation Order.

Under the provisions of the Plan, approximately two million shares of common stock (valued in reorganization at $45) have been issued and distributed since the Effective Date to pay emergence bonuses to union employees and non-union hourly and salaried non-management employees. The original accrual of $47 on the Effective Date included approximately 65,000 shares (valued in reorganization at $2) that were not utilized for these bonuses. These shares will be distributed instead to the holders of allowed general unsecured claims in Class 5B as provided in the Plan.

Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $100 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims. Additional cash payments of $86, primarily federal, state, and local tax claims, are expected to be paid in the second half of 2009.

Except as specifically provided in the Plan, the distributions under the Plan were in exchange for, and in complete satisfaction, discharge and release of, all claims and third-party ownership interests in the Debtors arising on or before the Effective Date, including any interest accrued on such claims from and after the Filing Date.

Common Stock — Pursuant to the Plan, all of the issued and outstanding shares of Prior Dana common stock, par value $1.00 per share, and any other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled on the Effective Date, and we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share. See Note 12 of the notes to our consolidated financial statements in Item 8 for additional information about our common stock.

Preferred Stock — Pursuant to the Plan, we issued 2,500,000 shares of 4.0% Series A Preferred Stock, par value $0.01 per share (the Series A Preferred) and 5,400,000 shares of 4.0% Series B Preferred Stock, par value $0.01 per share (the Series B Preferred) on the Effective Date. See Note 12 of the notes to our consolidated financial statements in Item 8 for dividend and conversion terms, dividend payments and an explanation of registration rights.

Financing at emergence — We entered into an exit financing facility (the Exit Facility) on the Effective Date. The Exit Facility consists of a Term Facility Credit and Guaranty Agreement in the total aggregate amount of $1,430 (the Term Facility) and a $650 Revolving Credit and Guaranty Agreement (the Revolving Facility). The Term Facility was fully drawn with borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. In November, 2008 we repaid $150 of the Term Facility in connection with an amendment to the terms of the Exit Facility. See Note 17 of the notes to our consolidated financial statements in Item 8 for the details of this amendment, the terms and conditions of these facilities and the availability of additional borrowing.

Fresh Start Accounting — As required by accounting principles generally accepted in the United States (GAAP), we adopted fresh start accounting effective February 1, 2008 following the guidance of American Institute of Certified Public Accountants’ (AICPA) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7). The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. See Note 2 of the notes to our consolidated financial statements in Item 8 for an explanation of the impact of emerging from reorganization and applying fresh start accounting on our financial position.

Overview of our Business

Markets

We serve three primary markets:

•	Automotive market — In this light vehicle market, we design, manufacture and sell light axles, driveshafts, structural products, sealing products, thermal products and related service parts for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars.

•	Commercial vehicle market — In the commercial vehicle market, we design, manufacture and sell axles, driveshafts, chassis and suspension modules, ride controls and related modules and systems, engine sealing products, thermal products and related service parts for medium- and heavy-duty trucks, buses and other commercial vehicles.

•	Off-Highway market — In the off-highway market, we design, manufacture and sell axles, transaxles, driveshafts, suspension components, transmissions, electronic controls, related modules and systems, sealing products, thermal products and related service parts for construction machinery and leisure/utility vehicles and outdoor power, agricultural, mining, forestry and material handling equipment and a variety of non-vehicular, industrial applications.

Segments

Senior management and our Board review our operations in seven operating segments:

•	Five product-based operating segments sell primarily into the automotive market: Light Axle Products (Light Axle), Driveshaft Products (Driveshaft), Sealing Products (Sealing), Thermal Products (Thermal) and Structural Products (Structures). Sales in this market totaled $5,173 in 2008, with Ford Motor Company (Ford), General Motors Corp. (GM) and Toyota Motor Corporation (Toyota) among the largest customers. At December 31, 2008, these segments employed 21,300 people and had 86 major facilities in 22 countries.

•	Two operating segments sell into their respective markets: Commercial Vehicle and Off-Highway. In 2008, these segments generated sales of $2,914. In 2008, the largest Commercial Vehicle customers were PACCAR Inc (PACCAR), Navistar, Daimler, Ford, MAN Nutzfahrzeuge Group, Oshkosh GM Truck, and Volvo. The largest Off-Highway customers included Deere & Company, AGCO Corporation, Fiat and Manitou BF. At December 31, 2008, these two segments employed 6,200 people and had 21 major facilities in 10 countries.

•	Three additional major facilities provide administrative services and three engineering facilities support multiple segments.

Our operating segments manufacture and market classes of similar products as shown below. See Note 23 of the notes to our consolidated financial statements in Item 8 for financial information on all of these operating segments.

Segment	Products	Market

Light Axle	Front and rear axles, differentials, torque couplings and modular assemblies	Light vehicle

Driveshaft	Driveshafts	Light and commercial vehicle*

Sealing	Gaskets, cover modules, heat shields and engine sealing systems	Light and commercial vehicle and off-highway

Thermal	Cooling and heat transfer products	Light and commercial vehicle and off-highway

Structures	Frames, cradles and side rails	Light and commercial vehicle

Commercial Vehicle	Axles, driveshafts*, steering shafts, suspensions and tire management systems	Commercial vehicle

Off-Highway	Axles, transaxles, driveshafts* and end-fittings, transmissions, torque converters and electronic controls	Off-highway

*	The Driveshaft segment supplies product directly to the commercial vehicle market as well as the automotive market.

Divestitures

In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we have reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations was completed in the first quarter of 2008. These divestitures and others are summarized below.

In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14. In March 2007, we sold our engine hard parts business to MAHLE and received cash proceeds of $98. We recorded an after-tax loss of $42 in the first quarter of 2007 in connection with this sale and an after-tax loss of $3 in the second quarter related to a South American operation. During the first quarter of 2008, we recorded an expense of $5 in discontinued operations associated with a post-closing adjustment to reinstate certain retained liabilities of this business.

In March 2007, we sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner, an affiliate of GETRAG, for $207 in cash. An impairment charge of $58 had been recorded in the fourth quarter of 2006 to adjust this equity investment to fair value and an additional charge of $2 after tax was recorded in the first quarter of 2007 based on the value of the investment at closing.

In August 2007, we executed an agreement relating to our two remaining joint ventures with GETRAG. These agreements provided for relief from non-compete provisions; the grant of a call option to GETRAG to acquire our ownership interests in the two joint ventures for $75; our payment of GETRAG claims of $11 under certain conditions; the withdrawal of bankruptcy claims of approximately $66 relating to our alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by us and various other parties. We recorded the $11 claim in liabilities subject to compromise and as an expense in other income, net in the second quarter of 2007 based on the determination that the liability was probable. The $11 liability was reclassified to other current liabilities at December 31, 2007.

In September 2008, we amended our agreement with GETRAG and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the $11. As a result of these adjustments, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates.

In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates. Aggregate cash proceeds of $84 were received from these transactions, and an aggregate after-tax gain of $32 was recorded in the third quarter in connection with the sale of this business. Additional adjustments to this sale were made during the first quarter of 2008 when we recorded an expense of $2 in discontinued operations associated with a post-closing purchase price adjustment and in the third quarter of 2008 when we incurred $1 of settlement costs and related expenses.

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

In January 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company, generating proceeds of $5 and an after-tax loss of $1 that was recorded in the first quarter of 2008. Additional post-closing purchase price adjustments of $1 were recorded in the second quarter of 2008.

In the third quarter of 2008, we indicated that we were evaluating a number of strategic options in our non-driveline automotive businesses. We incurred costs of $10 in other income, net during 2008 in connection with the evaluation of these strategic options, primarily for professional fees. We are continuing to evaluate strategic options in the Structures segment.

Dana Credit Corporation

We historically had been a provider of lease financing services through our wholly-owned subsidiary, DCC. Over the last seven years, DCC has sold significant portions of its asset portfolio and has recorded asset impairments, reducing its portfolio from $2,200 in December 2001 to less than $1 at the end of 2008. In December 2006, DCC signed a forbearance agreement with its noteholders which allowed DCC to sell its remaining asset portfolio and use the proceeds to pay the forbearing noteholders a pro rata share of the cash generated. On the Effective Date, and pursuant to the Plan, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors.

Presentation of Divested Businesses in the Financial Statements

The engine hard parts, fluid products and pump products businesses have been presented in the financial statements as discontinued operations. The trailer axle business and DCC did not meet the requirements for treatment as discontinued operations, and their results have been included with continuing operations. Substantially all of these operations were sold prior to 2008. See Note 5 of the notes to our consolidated financial statements in Item 8 for additional information on discontinued operations.

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

Non-U.S. sales comprised $4,746 ($418 in January and $4,328 for February to December) of our 2008 consolidated sales of $8,095 ($751 for January and $7,344 for February to December). Non-U.S. net income for 2008 was $292 ($320 for January and a loss of $28 for February to December) while on a consolidated basis there was net income of $18 ($709 in January 2008 and a loss of $691 from February to December). A summary of sales and long-lived assets by geographic region can be found in Note 23 of the notes to our consolidated financial statements in Item 8.

Customer Dependence

We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our segments in the automotive markets are largely dependent on light vehicle Original Equipment Manufacturers (OEM) customers, while our Commercial Vehicle and Off-Highway segments have a broader and more geographically diverse customer base, including machinery and equipment manufacturers in addition to medium- and heavy-duty vehicle OEM customers.

Ford was the only individual customer accounting for 10% or more of our consolidated sales in 2008. As a percentage of total sales from continuing operations, our sales to Ford were approximately 17% in 2008 and 23% in 2007 and 2006, and our sales to GM, our second largest customer, were approximately 6% in 2008, 7% in 2007 and 10% in 2006.

In 2007, Toyota became our third largest customer. As a percentage of total sales from continuing operations, our sales to Toyota were 5% in 2008, 2007 and 2006. In 2008, PACCAR and Navistar were our fourth and fifth largest customers. PACCAR, Navistar, Chrysler LLC (Chrysler), Daimler and Nissan, collectively accounted for approximately 18% of our revenues in 2008, 19% in 2007 and 23% in 2006.

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

High steel and other raw material costs have had a major adverse effect on our results of operations in recent years, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Seasonality

Our businesses are generally not seasonal. However, in the automotive market, our sales are closely related to the production schedules of our OEM customers and, historically, those schedules have been weakest in the third quarter of the year due to a large number of model year change-overs that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by the summer holiday schedules and fourth-quarter production by year end holidays.

Backlog

Our products are generally not sold on a backlog basis since most orders may be rescheduled or modified by our customers at any time. Our product sales are dependent upon the number of vehicles that our customers actually produce as well as the timing of such production. A substantial amount of the new business we are awarded by OEMs is granted well in advance of a program launch. These awards typically extend through the life of the given program. We estimate future revenues from new business on the projected volume under these programs.

Competition

Within each of our markets, we compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. With a renewed focus on product innovation, we differentiate ourselves through: efficiency and performance; materials and processes; sustainability; and product extension.

In the Light Axle and Driveshaft segments, our principal competitors include ZF Friedrichshafen AG (ZF Group), GKN plc, American Axle & Manufacturing (American Axle), Magna International Inc. (Magna) and the in-house operations of Chrysler and Ford. The sector is also attracting new competitors from Asia who are entering both of these product lines through acquisition of OEM non-core operations. For example, Wanxiang of China acquired Visteon Corporation’s (Visteon) driveshaft manufacturing facilities in the USA.

The Structures segment produces vehicle frames and cradles. Its primary competitors are Magna; Maxion Sistemas Automotivos Ltda.; Press Kyogo Co., Ltd.; Metalsa S. de R. L.; Tower Automotive Inc. and Martinrea International Inc.

In Sealing, we are one of the world’s leading independent suppliers with a product portfolio that includes gaskets, seals, cover modules and thermal/acoustic shields. Our primary global competitors in this segment are ElringKlinger Ag, Federal-Mogul Corporation and Freudenberg NOK Group.

Our Thermal segment produces heat exchangers, valves and small radiators for a wide variety of vehicle cooling applications. Competitors in this segment include Behr GmbH & Co. KG, Stuttgart, Modine Manufacturing Company, Valeo Group and Denso Corporation.

We are one of the primary independent suppliers of axles, driveshafts and other products for the medium- and heavy-truck markets, as well as various specialty and off-highway segments, and we specialize in the manufacture of off-highway transmissions. In these markets, our primary competitors in North America are ArvinMeritor, Inc. and American Axle in the medium- and heavy-truck markets. Major competitors in Europe in both the heavy-truck and off-highway markets include Carraro S.p.A., ZF Group, Klein Products Inc. and certain OEMs’ vertically integrated operations.

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

We engage in ongoing engineering, research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2008, we had seven major technical centers. Our engineering and research and development costs were $193 in 2008, $189 in 2007 and $219 in 2006.

We are developing a number of products for vehicular and other applications that will assist fuel cell, battery and hybrid vehicle manufacturers to make their technologies commercially viable in mass production. Specifically, we are applying the expertise from our Sealing segment to develop metallic and composite bipolar plates used in the fuel cell stack. Furthermore, our Thermal segment is applying its heat transfer technology to provide thermal management sub-systems needed for fuel cell and hybrid electric engines as well as catalytic reactors for conversion of fuels to hydrogen for stationary fuel cell systems.

Employment

Our worldwide employment was approximately 29,000 at December 31, 2008.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a materially adverse effect on our earnings or competitive position in 2008.

In connection with our bankruptcy reorganization we settled certain pre-petition claims related to environmental matters. See “Contingencies” in Item 7 and the discussion of contingencies in Note 19 of the notes to our consolidated financial statements in Item 8.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available, free of charge, on or through our Internet website (http://www.dana.com/investors) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post our Corporate Governance Guidelines, Standards of Business Code for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address. Copies of these posted materials are available in print, free of charge, to any stockholder upon request from: Investor Relations Department, P.O. Box 1000, Toledo, Ohio 43697 or via telephone at 419-535-4635 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Item 1A.	Risk Factors

We are impacted by events and conditions that affect the light vehicle, commercial vehicle and off-highway markets that we serve, as well as by factors specific to Dana. Among the risks that could materially adversely affect our business, financial condition or results of operations are the following, many of which are interrelated.

Risk Factors in the Markets We Serve

Continuing negative economic conditions in the United States and elsewhere could have a substantial effect on our business.

Our business is tied to general economic and industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. Current economic conditions have reduced demand for most vehicles. This has had and could continue to have a substantial impact on our business.

Leading economic indicators such as employment levels and income growth predict a continuing downward trend in the United States economy. The overall market for new vehicle sales in the United States is expected to decline significantly in 2009. Our customers are likely to continue to reduce their vehicle production even further in North America and, as a result, demand for our products has been and is likely to continue to be adversely affected.

Demand in our non-U.S. markets also continues to decline in response to overall economic conditions, including changes in the global economy, the limited availability of credit and fuel costs.

Our international as well as our domestic customers and suppliers could experience severe economic constraints in the future, including bankruptcy. Continuation of these global economic conditions and further deterioration could have a material adverse impact on our financial position and results of operations.

We could be adversely impacted by the loss of any of our significant customers, changes in their requirements for our products or changes in their financial condition.

We are reliant upon sales to several significant customers. Sales to our eight largest customers accounted for over 45% of our overall revenue in 2008. In the United States, the automobile industry faces an uncertain future. GM and Chrysler have already required assistance through government loans under the Troubled Asset Relief Program (TARP) and other companies in the automobile industry may seek government assistance. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have a high component content, or a further significant decline in the production levels of such vehicles would continue to negatively impact our business, results of operations and financial condition. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful. Further, to the extent that the financial condition of our largest customers deteriorates, including possible bankruptcies, mergers or liquidations, or their sales otherwise decline, our financial position and results of operations could be adversely affected.

We may be adversely impacted by changes in international legislative and political conditions.

Legislative and political activities within the countries where we conduct business, particularly in emerging and less developed international countries, could adversely impact our ability to operate in those countries. The political situation in some countries creates a risk of the seizure of our assets. We operate in 26 countries around the world and we depend on significant foreign suppliers and vendors. The political environment in some of these countries could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues.

We may be adversely impacted by the strength of the U.S. dollar relative to other currencies in the overseas countries in which we do business.

Approximately 59% of our sales were from operations located in countries other than the United States. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the United States and margins on sales of products that include components obtained from affiliate or other suppliers located outside of the United States. The recent strengthening of the U.S. dollar against the euro and many other currencies of countries in which we have operations will adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to protect against foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations. Gains or losses associated with hedging activities also may impact operating results.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

It is anticipated that the number and extent of governmental regulations related to fuel economy standards and greenhouse gas emissions, and the costs to comply with them, will increase significantly in the future. In the United States the Energy Independence and Security Act of 2007 requires significant increases in the Corporate Average Fuel Economy requirements applicable to cars and light trucks beginning with the 2011 model year. In addition, a growing number of states are adopting regulations that establish carbon dioxide emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states. Compliance costs for our customers could require them to alter their spending, research and development plans, curtail sales, cease production or exit certain market segments characterized by lower fuel efficiency. Any of these actions could adversely affect our financial position and results of operations.

Company-Specific Risk Factors

Our amended Exit Facility terms contain covenants that may constrain our growth.

The amended financial covenants in our Exit Facility may hinder our ability to finance future operations, make potential acquisitions or investments, meet capital needs or engage in business activities that may be in our best interest such as future transactions involving our securities. These restrictions could hinder us from responding to changing business and economic conditions and from implementing our business plan.

We may be unable to comply with the financial covenants in our amended Exit Facility.

The financial covenants in our amended Exit Facility require us to achieve certain financial ratios based on levels of earnings before interest, taxes, depreciation, amortization and certain levels of restructuring and reorganization related costs (EBITDA), as defined in the amended Exit Facility. In November 2008, certain covenants of the Exit Facility were amended to allow for future compliance. A failure to comply with these or other covenants in the amended Exit Facility could, if we were unable to obtain a waiver or another amendment of the covenant terms, cause an event of default that could cause our loans under the amended Exit Facility to become immediately due and payable. In addition, additional waivers or amendments could substantially increase the cost of borrowing. In connection with the November 2008 amendment our interest cost increased by 50 basis points, we repaid $150 of the term loan and we incurred amendment fees.

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

We could be adversely affected if we are unable to recover portions of our commodity costs (including costs of steel, other raw materials and energy) from our customers.

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

We spend over $4,000 annually for purchased goods and services. To manage and reduce these costs, we have been consolidating our supply base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us or even in the financial collapse of one or more such suppliers. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in timely fashion, which would adversely affect our revenues, margins and customer relations.

We could be adversely impacted by the costs of environmental, health, safety and product liability compliance.

Our operations are subject to environmental laws and regulations in the U.S. and other countries that govern emissions to the air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials and the cleanup of contaminated properties. Historically, environmental costs other than the EPA settlement for Hamilton (see Note 19 to our consolidated financial statements in Item 8) related to our former and existing operations have not been material. However, there is no assurance that the costs of complying with current environmental laws and regulations, or those that may be adopted in the future will not increase and adversely impact us.

There is also no assurance that the costs of complying with various laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability concerns will not adversely impact us.

Our ability to utilize our net operating loss carryforwards may be limited and delayed.

We paid approximately $733 following emergence to fund union-sponsored VEBAs for certain union employee benefit obligations. We are currently working with the Internal Revenue Service (IRS), through the pre-filing agreement program, to evaluate applicable tax laws and regulations and confirm that the amounts paid to the VEBAs in 2008 were deductible. There is a risk that, if the payment is determined not to be wholly deductible in 2008, the deductibility would instead occur over time which delays recognition of our NOLs.

We emerged from bankruptcy with net operating loss carryforwards (NOLs) of approximately $300 available to Dana. Certain provisions of the tax code also limit our annual utilization of the $300 of NOLs available at emergence to approximately $90 per year. There can be no assurance that we will be able to utilize all of our pre-emergence and any subsequent NOL benefits in the future.

Risk Factors Related to our Securities

We may not be able to maintain our listing with the New York Stock Exchange.

On December 19, 2008, we received written notice from the New York Stock Exchange, Inc. (NYSE) that we had fallen below the NYSE’s continued listing standard because over a 30 trading-day period our total market capitalization was less than $100 and the average 30 trading-day closing price of our common stock had fallen below $1.00. We notified the NYSE in January 2009 that we intend to resolve these matters. The NYSE has now temporarily suspended its requirement of a minimum 30 trading-day closing price. Once this requirement resumes, we will have approximately three months to comply.

There can be no assurances that we will be able to maintain our listing. Continued non-compliance with the NYSE’s continued listing standards or delisting from the NYSE could negatively impact our access to equity financing, which in turn could materially and adversely affect our business, financial condition and results of operations.

Our common stock could trade in the over-the-counter market which generally has significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, in the event of a delisting, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Volatility is possible in the trading of our common stock.

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

As required by GAAP, we adopted fresh start accounting effective February 1, 2008. This adoption increased the value of our long-lived assets. Subsequent developments in our markets resulted in impairments of the fresh start values during 2008 and could result in additional impairments in future periods. Since fresh start accounting required us to adjust all of our assets and liabilities to their respective fair values, the consolidated financial statements for periods after the emergence will not be comparable to those of the periods prior to the emergence which are presented on an historical basis. Fresh start accounting may make it more difficult to compare our post-emergence financial position and results of operations to those in the pre-emergence periods which could limit investment in our stock.

One of our stockholders has limited approval rights with respect to our business and may have conflicts of interest with us in the future.

In accordance with the Plan, Centerbridge owns preferred stock and is entitled to vote on most matters presented to stockholders on an as-converted basis. Centerbridge also has certain approval rights, board representation and other rights pursuant to our Restated Certificate of Incorporation, and a shareholders agreement. These rights include the right to approve a transaction involving a change of control of our company, subject to being overridden by a two-thirds stockholder vote. (See Note 12 to the financial statements in Item 8 for additional information regarding Centerbridge’s participation in the selection of our Board of Directors and approval rights with respect to certain transactions.)

Conflicts of interest may arise in the future between us and Centerbridge. For example, Centerbridge and its affiliated investors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us.

Item 1B.	Unresolved Staff Comments

-None-

Item 2.	Properties

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Administrative Offices	3				3
Engineering — Multiple Groups	2			1	3
Axle
Manufacturing/Distribution	11	2	7	7	27
Driveshaft
Manufacturing/Distribution	10	6	1	6	23
Sealing
Manufacturing/Distribution	9	3		1	13
Engineering	2				2
Thermal
Manufacturing/Distribution	7	2			9
Structures
Manufacturing/Distribution	5		4	2	11
Engineering	1				1
Commercial Vehicle
Manufacturing/Distribution	9	1	1		11
Engineering	1				1
Off-Highway
Manufacturing/Distribution	2	5		2	9

Total Dana	62	19	13	19	113

As of December 31, 2008, we operated in 26 countries and had 113 major manufacturing/ distribution, engineering or office facilities worldwide. While we lease 42 of the manufacturing and distribution operations, we own the remainder of our facilities. We believe that all of our property and equipment is properly maintained. Prior to our emergence from bankruptcy there was significant excess capacity in our facilities based on our manufacturing and distribution needs, especially in the United States. As part of our reorganization initiatives, we took significant steps to close facilities and we continue to evaluate capacity requirements in 2009 in light of market conditions.

Our corporate headquarters facilities are located in Toledo, Ohio and include three office facilities housing functions that have global responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology. Our main headquarters facility in Toledo, Ohio was sold in February 2009 but we expect to occupy the facility until the fourth quarter of 2009. Our obligations under the amended Exit Facility are secured by, among other things, mortgages on all the domestic facilities that we own.

Item 3.	Legal Proceedings

As discussed in Notes 2 and 3 of the notes to our consolidated financial statements in Item 8, we emerged from bankruptcy on January 31, 2008. Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors, including claims with respect to debt, pension and postretirement healthcare obligations and other liabilities, were addressed in connection with our emergence from bankruptcy.

As previously reported and as discussed in Note 19 of the notes to our consolidated financial statements in Item 8, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings) and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.

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

We did not submit any matters for a stockholder vote in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — Our common stock trades on the New York Stock Exchange under the symbol “DAN.” The stock began trading on such exchange on February 1, 2008, in conjunction with our emergence from Chapter 11 proceedings.

Prior to March 3, 2006, Prior Dana’s common stock traded on the New York Stock Exchange. From March 3, 2006 through the Effective Date, shares of common stock of Prior Dana traded on the OTC Bulletin Board under the symbol “DCNAQ.” On the Effective Date, all of the outstanding common stock and all other outstanding equity securities of Prior Dana, including all options and warrants, were cancelled pursuant to the terms of the Plan.

Because the value of one share of Prior Dana common stock bears no relation to the value of one share of Dana common stock, only the trading prices of Dana common stock following its listing on the New York Stock Exchange are set forth below. The following table shows the high and low sales prices per share of Dana common stock during 2008.

	Quarterly
High and Low Prices per Share of Dana Common Stock	High Price	Low Price

As reported by the New York Stock Exchange:
First Quarter 2008 (beginning February 1, 2008)	$13.30	$8.50
Second Quarter 2008	12.65	5.10
Third Quarter 2008	7.49	4.10
Fourth Quarter 2008	4.83	0.34

Holders of Common Stock — The number of stockholders of record of our common stock on January 31, 2009 was approximately 6,700.

Shareholder Return — The following graph shows the cumulative total shareholder return for our common stock during the period from February 1, 2008 to December 31, 2008. Five year historical data is not presented since we emerged from bankruptcy on January 31, 2008 and the stock performance of Dana is not comparable to the stock performance of Prior Dana. The graph also shows the cumulative returns of the S&P 500 Index and the S&P Global Auto Parts Index. The comparison assumes $100 was invested on February 1, 2008 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Performance Chart

	2/1/2008	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Dana Holding Corporation	$100.00	$78.74	$42.13	$38.11	$5.83
S&P 500	$100.00	$94.79	$91.73	$83.47	$64.73
Automotive Index (Dow Jones)	$100.00	$95.13	$83.58	$80.69	$50.83

Dividends — We did not declare or pay any common stock dividends during 2008. The terms of our amended Exit Facility restrict the payment of dividends on shares of common stock, and we do not anticipate paying any such dividends at this time.

Issuers Purchases of Equity Securities — No purchases of equity securities were made during the quarter ended December 31, 2008.

Annual Meeting — We will hold an annual meeting of shareholders on April 21, 2009.

Item 6.	Selected Financial Data

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	For the Years Ended December 31,
	2008	2008	2007	2006	2005	2004
Net sales	$7,344	$751	$8,721	$8,504	$8,611	$7,775
Income (loss) from continuing operations before income taxes	$(563)	$914	$(387)	$(571)	$(285)	$(165)
Income (loss) from continuing operations	$(687)	$715	$(433)	$(618)	$(1,175)	$72
Loss from discontinued operations	(4)	(6)	(118)	(121)	(434)	(10)
Effect of change in accounting					4

Net income (loss)	$(691)	$709	$(551)	$(739)	$(1,605)	$62

Net income (loss) per share from continuing operations
Basic	$(7.16)	$4.77	$(2.89)	$(4.11)	$(7.86)	$0.48
Diluted	$(7.16)	$4.75	$(2.89)	$(4.11)	$(7.86)	$0.48
Net loss per share from discontinued operations
Basic	$(0.04)	$(0.04)	$(0.79)	$(0.81)	$(2.90)	$(0.07)
Diluted	$(0.04)	$(0.04)	$(0.79)	$(0.81)	$(2.90)	$(0.07)
Net income per share from effect of change in accounting
Basic					$0.03
Diluted					$0.03
Net income (loss) per share available to common stockholders
Basic	$(7.20)	$4.73	$(3.68)	$(4.92)	$(10.73)	$0.41
Diluted	$(7.20)	$4.71	$(3.68)	$(4.92)	$(10.73)	$0.41
Cash dividends per common share	$—	$—	$—	$—	$0.37	$0.48
Common Stock Data
Average number of shares outstanding (in millions)
Basic	100	150	150	150	150	149
Diluted	100	150	150	150	151	151
Stock price
High	$13.30		$2.51	$8.05	$17.56	$23.20
Low	0.34		0.02	0.65	5.50	13.86

Note: Information for Prior Dana is not comparable to the information shown for Dana due to the effects of our emergence from bankruptcy on January 31, 2008.

	As of December 31,
	Dana	Prior Dana
	2008	2007	2006	2005	2004
Summary of Financial Position
Total assets	$5,593	$6,425	$6,664	$7,358	$9,019
Short-term debt	70	1,183	293	2,578	155
Long-term debt	1,181	19	722	67	2,054
Liabilities subject to compromise		3,511	4,175
Preferred Stock	$771	$—	$—	$—	$—
Common stock, additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	1,243	(782)	(834)	545	2,411

Total stockholders’ equity (deficit)	$2,014	$(782)	$(834)	$545	$2,411

Book value per share	$20.14	$(5.22)	$(5.55)	$3.63	$16.19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

Dana Holding Corporation is a world leader in the supply of axles; driveshafts; and structural, sealing and thermal-management products; as well as genuine service parts. Our customer base includes virtually every major vehicle manufacturer in the global automotive, commercial vehicle, and off-highway markets. Headquartered in Toledo, Ohio, the company was incorporated in Delaware in 2007. As of December 31, we employed approximately 29,000 people with 113 major facilities in 26 countries.

We are committed to continuing to diversify our product offerings, customer base, and geographic footprint, minimizing our exposure to individual market and segment declines. In 2008, North American operations accounted for 48% of our revenue, while the rest of the world accounted for 52%. Similarly, non-light vehicle products accounted for 42% of our global revenues.

Our Internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only, and is not intended to include or incorporate by reference the information on our website into this report.

Business Strategy

Dana currently has seven operating segments that supply driveshafts, axles, transmissions, structures and engine components to customers in the automotive, commercial vehicle and off-highway markets. We continue to evaluate the strategy for each of these operating segments. These evaluations include a close analysis of both strategic options and growth opportunities. While the strategy is still evolving, we currently anticipate a focus primarily on axles and driveshafts (driveline products) in these markets. Material advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications, currently in demand.

In 2008, we faced challenges related to declining production levels and increased steel prices. To address these challenges, we have a comprehensive strategy in place that includes developing and implementing common metrics and operational standards that is being rolled out to all Dana operations globally. Through our Operational Excellence program, we are evaluating all operations, seeking opportunities to reduce costs while improving quality and productivity. Driving our cost structure down and improving our manufacturing efficiency will be critical to our success in 2009 as lower production levels will continue to be a major challenge affecting our business. During 2008, we also worked closely with our major customers to implement pricing arrangements that provide adjustment mechanisms based on steel price movements, thereby positioning us to better mitigate the effects of increased steel prices in the future.

While our North American automotive driveline operations continue to improve, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our non-automotive driveline businesses, particularly outside North America. In the third quarter of 2008, we indicated that we were evaluating a number of strategic options for our non-driveline automotive businesses. We are continuing to evaluate strategic options in the Structures segment.

Business Units

We manage our operations globally through seven operating segments. Our products in the automotive market primarily support light vehicle original equipment manufacturers with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars. The operating segments in the automotive markets are: Light Axle, Driveshaft, Structures, Sealing and Thermal. While being primarily focused on the light vehicle automotive market, certain segments also support the commercial vehicle and off-highway markets.

Two operating segments support the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications): Commercial Vehicle and Off-Highway.

Trends in Our Markets

Light Vehicle Markets

Rest of the World — Outside of North America, light vehicle production was relatively strong through the first half of 2008. However, during the third quarter of 2008, softening market conditions began to surface in Europe. Whereas the mid-year forecast for western European production levels was comparable to 2007 levels, with the significant weakening in demand during the second half of the year, full year 2008 production was down about 9%. Production levels in South America and Asia Pacific during the last six months of 2008 also declined from earlier forecasts, with full year 2008 production in South America being about 6% stronger than 2007 and Asia being comparable to 2007. The 2008 global light vehicle production, excluding North America, was about 55 million units — which is down from a mid-year forecast that approximated 59 million units and relatively comparable to 2007. For 2009, light vehicle production outside of North America is expected to decline to around 50 million units (source: Global Insight).

North America — North American light vehicle production levels were about 26% lower in the fourth quarter of 2008 than in the fourth quarter of 2007 and 16% lower for the full year 2008 when compared to 2007. In the light truck market, fourth-quarter 2008 production levels were down about 38% versus 2007 while the full year production was down 25%. Several vehicles with significant Dana content are full-size pickups, vans and SUVs. Within these categories of the light truck segment, production was more than 42% lower when compared to last year’s fourth quarter and lower by about 37% for the full year. The comparatively lower light truck production levels are consistent with the decline in North American light truck sales which was about 22% from 2007 sales. As with production, the sales decline in full size pickups, vans and SUVs during these periods have been even greater at around 27% (source: Ward’s Automotive).

The weakness in light truck sales has been influenced, in part, by consumer concerns over high fuel prices, declining home values, increased unemployment and other economic factors including access to credit. While fuel prices have dropped since mid-2008, the uncertainty as to where gasoline prices will stabilize may result in a longer-term shift in consumer interest away from trucks and SUVs to more fuel-efficient passenger cars and CUVs. While a number of our newer programs involve CUVs, pickup and SUV platforms continue to be a key segment for us, particularly with a number of high sales pickup truck platforms.

Despite lower production of light trucks during the fourth quarter of 2008, lower sales led to higher inventory levels with 82 days supply at September 30, 2008 increasing to 86 days at December 31, 2008. At this level, the days supply of light trucks in inventory is considerably higher than the 65 days at December 31,

2007. While inventory levels for full-size pickups and SUVs are slightly lower, they increased as well during the fourth quarter of 2008 from 74 days at the end of the third quarter to 76 days at December 31, 2008. With the steeper cutbacks in production this past year in this particular segment, days supply in inventory is down from 82 days at the end of 2007. Given the current level of inventory and the negative economic environment, we expect the weakness in light truck sales and production in North America to continue well into 2009 (source: Ward’s Automotive).

Adding to the already difficult market conditions that have existed through most of 2008 is the more recent turmoil in the financial markets that has further eroded consumer confidence and tightened availability of credit. Most projections for overall North American light vehicle production for 2009 are around 9.5 to 11 million units — down from about 12.7 million units in 2008 (source: Global Insight and Ward’s).

Automaker Viability

Globally, OEMs are moving quickly to cut production, reduce manufacturing costs, lower vehicle prices and clear inventory. All domestic and even a few of the Asian automakers are offering generous consumer incentive and rebate programs. These programs ultimately put pressure on suppliers to identify additional cost savings in their own manufacturing operations and supply chains.

GM and Chrysler presented their Viability Plans to the U.S. Government in February 2009. These plans, which outlined how these companies plan to achieve long-term sustainability, will require net cost reductions from suppliers. The impact is already being felt by suppliers. In January 2009, Chrysler issued a letter to its suppliers, demanding a 3% cost reduction from all suppliers effective April 1, 2009 and stated that increased raw material costs must be absorbed by suppliers. We are continuing to monitor these market conditions.

In January 2009, the Original Equipment Suppliers Association (OESA) conducted its bi-monthly Supplier Barometer survey. The outcome revealed several key risks that suppliers will face throughout 2009. The top three, as identified by OESA members, include: decreased production volumes (absolute levels and predictability); customer bankruptcy risk (especially of an OEM); and cash flow (as a result of the low production levels and delayed payments). Other significant risks identified include credit availability and multiple supplier bankruptcies.

OEM mix — The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for approximately 70% of light truck production in North America in 2008, as compared to about 73% of light truck production in 2007 (source: Global Insight). We expect that any continuing loss of market share by these customers could result in their applying renewed pricing pressure on us relative to our existing business and could make our efforts to generate new business more difficult.

Rapid technology changes — Under the new Democratic administration in the U.S., it is likely that new CAFE standards will be implemented quickly. The revised standard may require vehicles for each manufacturer to achieve an average of 35 miles per gallon by the 2011 model year, up from 27.5 miles per gallon in effect today. This change will require rapid response by automakers, and represents opportunity for suppliers that are able to supply highly engineered products that will help OEMs quickly meet these stricter carbon emissions and fuel economy requirements. The National Academy of Sciences estimates that fuel economy could be increased by 50 percent while maintaining vehicle size and performance without reducing safety and that midsize cars could average 41 miles per gallon and large pickups nearly 30 miles per gallon, all using existing technology to develop new components and applications. Suppliers, like Dana, who are able to provide these new components and applications will fair best in this new environment.

The proposed new CAFE standards present a significant opportunity for us, as OEMs will need to improve the fuel economy and reduce carbon emissions of their vehicles. Our materials and process competencies, and product enhancements can provide OEMs with needed vehicle weight reduction, assisting them in their efforts to meet the more stringent requirements.

Commercial Vehicle Markets

Rest of the World — Outside of North America, commercial vehicle medium- and heavy-duty production grew in 2008, particularly in emerging Eastern European and Asian markets. Global commercial vehicle production, excluding North America, approximated 2.3 million units in 2008, an increase of about 4% over 2007. However, in 2009, our current expectation is that commercial vehicle production outside North America will decline to around 2.0 million units (source: Global Insight and ACT).

North America — Developments in this region have a significant impact on our results as North America accounts for more than 80% of our sales in the commercial vehicle market. Production of heavy-duty (Class 8) vehicles during the fourth quarter of 2008 of 45,000 units was comparable to the same period in 2007. For the full year 2008, Class 8 production of around 196,000 units was down about 4% from 2007. The Class 8 production comparisons are influenced by the engine emission regulation change which became effective at the beginning of 2007 in North America. First quarter 2007 sales benefited from vehicle owners purchasing, from dealer inventory, the lower cost engines built prior to the new emission standards. Production levels for the remainder of 2007 were at comparatively lower levels as many customers with new vehicle needs accelerated their purchases into 2006 or the first quarter of 2007 in advance of the higher costing vehicles meeting new emission requirements. Production levels in the Class 8 market have not rebounded as quickly in 2008 as previously expected, in part due to higher fuel costs causing customers to postpone purchases of the newer vehicles as a means of minimizing increased overall operating costs. The commercial vehicle market also is being impacted by the overall financial market turmoil and consequent economic difficulties, leading customers in these markets to be cautious about new vehicle purchases. The economic factors contributing to lower customer demand and production during the second half of 2008 are expected to continue into 2009 — resulting in forecast Class 8 production of about 160,000 units, a decline of 19% from 2008 (source: Global Insight and ACT).

In the medium-duty (Class 5-7) market, fourth quarter 2008 production of 32,000 units was down 30% from last year’s fourth quarter. For the year, medium-duty production in 2008 was 25% lower than in 2007. Medium-duty production levels have been adversely impacted by high fuel costs and the same economic factors discussed in the Light Vehicle Markets — North America market trends section. Production levels in 2009 are expected to be similarly impacted, with the unit build forecast at around 135,000, 15% lower than 2008 (source: Global Insight and ACT).

Off-Highway Markets

Our off-highway business, which has become an increasingly more significant component of our total operations over the past three years, accounted for 22% of our 2008 sales. Unlike our on-highway businesses, our off-highway business is larger outside of North America, with more than 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agriculture equipment segments. These markets were relatively strong through the first half of 2008, with demand softening during the last six months of the year resulting in full year 2008 sales volumes that were comparable to 2007. As with our other markets, we are forecasting reductions in 2009 demand in the North American and European construction markets of about 40% and reductions in agriculture market demand in 2009 of around 20%.

Steel Costs

During 2008, we were challenged with unprecedented levels of steel costs that significantly impacted our 2008 results of operations. Higher steel cost is reflected directly in our purchases of various grades of raw steel as well as indirectly through purchases of products such as castings, forgings and bearings. At present, we annually purchase over one million tons of steel and products with significant steel content.

Two commonly used market-based indicators of steel prices — the Tri Cities Scrap Index for #1 bundled scrap steel (which represents the monthly average costs in the Chicago, Cleveland and Pittsburgh ferrous scrap markets, as posted by American Metal Market, and is used by our domestic steel suppliers to determine our monthly surcharge) and the spot market price for hot-rolled sheet steel — illustrate the impact. Scrap prices were relatively stable in 2006 and 2007, averaging about $270 per ton in 2006 and $310 per ton in 2007. During 2008, however, the per ton prices increased significantly, reaching a high of more than $850 per ton before declining to prices of around $250 per ton at the end of 2008. The average scrap price of about $520 per ton for the year was 67% higher than in 2007. Spot prices per ton for hot-rolled steel followed a similar pattern, averaging about $655 in 2006 and $595 in 2007, increasing in 2008 to an average of about $975 per ton, 64% higher than in 2007.

Although steel prices declined significantly during the fourth quarter of 2008, our 2008 results did not benefit significantly from the lower cost. There is a lag time for scrap prices to impact the cost of other steel-based products, and with the lower fourth quarter production volumes, we were still working down inventory acquired at higher prices.

Agreements with certain customers eliminate or mitigate our exposure to steel cost increases, allowing us to effectively pass all or a portion of the cost on to our customers. In certain cases, principally in our Structures business, we have resale arrangements whereby we purchase the steel at the cost negotiated by our customers and include that cost in the pricing of our products. In other arrangements, we have material price escalation provisions in customer contracts providing for adjustments to unit prices based on commodity cost increases or decreases over agreed reference periods. Adjustments under these arrangements typically occur at quarterly, semi-annual and annual intervals with the adjustment coming in the form of prospective price increases or decreases.

Historically, although not always required by existing agreements, we also have been successful in obtaining price increases or surcharges from certain customers as a result of escalating steel costs. We aggressively pursued steel cost recovery agreements with customers in 2008 where not already in place, while also pursuing enhanced recovery terms on existing agreements. We also took actions to mitigate the impact of steel and other commodity increases by consolidating purchases, contracting with new global steel sources, identifying alternative materials and redesigning our products to be less dependent on higher cost steel grades. As a result of these efforts, we currently have arrangements in place that we estimate will provide recovery on approximately 80% of prospective steel-related cost increases. These agreements are generally indexed to a base price such that decreased steel costs result in price reductions.

We estimate that higher steel costs adversely impacted our cost of sales in 2008 by approximately $167. Our recovery efforts partially offset the increased cost, thereby resulting in a net adverse impact on our gross margin for the full year of 2008 of approximately $53. With the lag effect associated with certain customer recovery arrangements, a portion of the recovery of 2008 cost will be received in 2009 as higher prices take effect as part of indexed pricing arrangements with our customers.

Sales and Earnings Outlook

We expect the economic factors currently having a negative impact on our markets to persist into 2009 and beyond. By almost any measure, 2009 will be a challenging year with production levels in most of our markets forecast to be significantly lower. To mitigate the effects of lower sales volume, we are aggressively right sizing our cost structure and continuing to pursue increased pricing from customers where programs warrant. On the cost front, we have reduced the work force during 2008 by about 6,000 people. With reductions in the first two months of this year, our employment level has been reduced to about 25,000. Additional reductions in March are expected to reduce the number of people to around 24,000 and we expect to make further reductions during 2009. See Note 6 of the notes to our financial statements in Item 8 for additional discussion relating to our realignment initiatives.

We completed several pricing and material recovery initiatives during the latter part of 2008 that will benefit 2009, albeit on lower sales volume. At our current forecast level for sales, we estimate that material recovery and other pricing actions already finalized in 2008 will add more than $150 to gross margin in 2009. The combined gross margin improvement from pricing and cost reductions is expected to more than offset the margin impact of lower 2009 sales volume.

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

Results of Operations — Summary

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
Net sales	$7,344	$751	$8,721	$8,504
Cost of sales	7,127	702	8,231	8,166

Gross margin	217	49	490	338
Selling, general and administrative expenses	303	34	365	419
Amortization of intangibles	66
Realignment charges, net	114	12	205	92
Impairment of goodwill	169		89	46
Impairment of intangible assets	14
Impairment of investments and other assets				234
Other income, net	53	8	162	140

Income (loss) from continuing operations before interest, reorganization items and income taxes	(396)	11	(7)	(313)
Fresh start accounting adjustments	$—	$1,009	$—	$—
Income (loss) from continuing operations	$(687)	$715	$(433)	$(618)
Loss from discontinued operations	$(4)	$(6)	$(118)	$(121)
Net income (loss)	$(691)	$709	$(551)	$(739)

As a consequence of emergence from bankruptcy on January 31, 2008, the results of operations for 2008 separately present the month of January pre-emergence results of Prior Dana and the eleven-month results of Dana. As such, the application of fresh start accounting as described in Note 2 of the notes to our consolidated financial statements in Item 8 is reflected in the Dana eleven-month results, but not in the pre-emergence January results. Loss from continuing operations before interest, reorganization items and income taxes for the eleven months ended December 31, 2008 includes net expenses of approximately $105 resulting from the application of fresh start accounting, primarily amortization of intangibles, a one-time amortization of the stepped-up value of inventories on hand at emergence and additional depreciation expense. Additionally, certain agreements such as the labor agreements negotiated with our major unions became effective upon emergence from bankruptcy. Consequently, certain benefits associated with the effectiveness of these agreements, including the elimination of postretirement medical costs in the U.S., commenced at emergence, thereby benefiting the eleven-month results of Dana.

Results of Operations (2008 versus 2007)

Geographic Sales, Segment Sales and Margin Analysis

The tables below show our sales by geographic region and by segment for the eleven months ended December 31, 2008, one month ended January 31, 2008 and the year ended December 31, 2007. Certain reclassifications were made to conform 2007 to the 2008 presentation.

Although the eleven months ended December 31, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from bankruptcy on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods. Accordingly, references in our analysis to annual 2008 sales information combine the two periods in order to enhance the comparability of such information for the two annual periods.

Geographical Sales Analysis

	Dana	Prior Dana
	Eleven Months	One Month	Year
	Ended	Ended	Ended
	December 31,	January 31,	December 31,
	2008	2008	2007
North America	$3,523	$396	$4,791
Europe	2,169	224	2,256
South America	1,030	73	1,007
Asia Pacific	622	58	667

Total	$7,344	$751	$8,721

Sales for the combined periods of 2008 were $626 lower than sales in 2007. Currency movements generated $256 of increased sales as a number of the major currencies in international markets where we conduct business strengthened against the U.S. dollar. Exclusive of currency, sales decreased $882, or 10%, primarily due to lower production levels in each of our markets. Partially offsetting the effects of lower production was improved pricing, largely for recovery of higher material cost.

Sales for 2008 in North America, adjusted for currency, declined approximately 19% due to the lower production levels in both the light duty and commercial vehicle markets. Light and medium duty truck production was down 25% in 2008 compared to 2007 and the production of Class 8 commercial vehicle trucks was down 4%. The impact of lower vehicle production levels was partially offset by the impact of higher pricing, principally to recover higher material costs.

Sales in Europe, South America and Asia Pacific all benefited from the effects of stronger local currencies against the U.S. dollar. Stronger currencies increased 2008 sales by $163 in Europe, $51 in South America and $20 in Asia Pacific. Exclusive of this currency effect, European sales were down $27 against 2007, principally due to the lower production levels in the second half of 2008. In South America, year-over-year production levels were stronger, leading to increased sales of $45 after excluding currency effect.

Segment Sales Analysis

	Dana	Prior Dana
	Eleven Months	One Month	Year
	Ended	Ended	Ended
	December 31,	January 31,	December 31,
	2008	2008	2007
Light Axle	$1,944	$210	$2,627
Driveshaft	1,069	110	1,200
Sealing	641	64	728
Thermal	231	28	293
Structures	786	90	1,069
Commercial Vehicle	1,090	97	1,235
Off-Highway	1,576	151	1,549
Other Operations	7	1	20

Total	$7,344	$751	$8,721

Light Axle sales declined 18% due principally to lower light truck production levels in North America and Europe. Our Driveshaft segment serves both the light-duty automotive and commercial vehicle markets. Since commercial vehicle production levels did not decline as significantly as those on the light-duty side, sales in this segment were down only 2%. Increased pricing and favorable currency effects provided a partial offset to the effect of lower production levels in both the Light Axle and Driveshaft segments. Sales in the Sealing segment declined 3%. Like the Driveshaft segment, the Sealing business also supports the commercial vehicle market and has a proportionately larger share of business in Europe where the production declines were lower than in North America and a stronger euro provided favorable currency effect. Thermal sales declined 12%, primarily due to lower North American production levels partially offset by favorable currency effect. Lower North American production was also the primary factor leading to an 18% reduction in sales in the Structures business.

Our Commercial Vehicle segment is heavily concentrated in the North American market and the overall sales decline of 4% in this segment was primarily due to the drop in North American production levels discussed in the regional review above. Stronger markets outside North America and some pricing improvement partially offset the weaker North American production. With its significant European presence, our Off-Highway segment benefited from the stronger euro. Exclusive of favorable currency effects of $178, Off-Highway sales increased 5% due to stronger production levels during the first half of 2008, sales from new programs and increased pricing.

Margin Analysis

The chart below shows our segment margin analysis for the eleven months ended December 31, 2008, one month ended January 31, 2008 and the year ended December 31, 2007.

	As a Percentage of Sales
	Dana	Prior Dana
	Eleven Months	One Month	Year
	Ended	Ended	Ended
	December 31,	January 31,	December 31,
	2008	2008	2007
Gross margin:
Light Axle	0.6%	2.7%	1.9%
Driveshaft	4.8	10.2	7.1
Sealing	10.0	14.1	12.7
Thermal	0.9	9.7	8.0
Structures	1.6	1.2	5.0
Commercial Vehicle	3.8	4.5	5.8
Off-Highway	8.1	10.5	10.9
Consolidated	3.0%	6.5%	5.6%
Selling, general and administrative expenses:
Light Axle	1.9%	2.7%	2.2%
Driveshaft	2.2	3.2	2.9
Sealing	7.5	7.4	6.5
Thermal	5.7	4.5	4.7
Structures	0.9	1.5	1.7
Commercial Vehicle	3.4	3.7	3.9
Off-Highway	2.3	1.8	2.4
Consolidated	4.1%	4.5%	4.2%

Consolidated — Gross Margin — Margins during the eleven-month period ended December 31, 2008 were adversely impacted by two significant factors — reduced sales levels and higher steel costs. Adjusted for currency effects, sales in 2008 were down from the comparable 2007 period, with most of the reduction occurring in the second half of 2008. As a result, there has been a lower sales base relative to our fixed costs, negatively affecting margins in the eleven-month period ended December 31, 2008 as compared to the first month of 2008 and the full previous year. For the combined periods in 2008, lower sales volumes reduced margin by approximately $245 (2.8% of sales). Higher steel costs reduced margin by approximately $170 (2.0% of sales). Gross margins during the eleven-month period ended December 31, 2008 were also reduced by about $39 resulting from the fresh start accounting effects discussed below. Partially offsetting these adverse developments were benefits from the reorganization actions undertaken in connection with the bankruptcy process — customer pricing improvement, labor cost savings, overhead cost reduction and manufacturing footprint optimization. Those customer pricing actions began contributing to gross margins in the first quarter of 2007, with additional pricing improvements being achieved over the course of 2007 and into 2008. The 2008 results reflect a full year of customer pricing improvements while 2007 includes only a portion thereof.

Pricing improvements unrelated to the reorganization process, primarily associated with recovery of higher steel cost, were also achieved, which when combined with the reorganization-related pricing actions increased margin by approximately $140 during the eleven months ended December 31, 2008 and the month of January 2008. We did not begin benefiting significantly from non-union employee benefit plan reductions and other labor savings until the first quarter of 2008 with much of the savings associated with the agreements negotiated with the unions only becoming effective upon our emergence on January 31, 2008. Labor cost savings associated with the reorganization initiatives and other actions added approximately $100 to margin in the eleven months ended December 31, 2008, while overhead reduction, manufacturing footprint and increased pricing actions provided additional margin improvement.

In connection with the application of fresh start accounting, margins were negatively impacted by two factors. At emergence, inventory values were increased in accordance with fresh start accounting requirements. With respect to our U.S. inventories which are carried on a LIFO basis, the stepped-up value of the inventory became part of the base LIFO layer and will not be recognized in cost of sales under LIFO costing until there is a decrement of the base layer. In the case of inventories outside the U.S. which are carried on a FIFO or average cost basis, the fresh start adjustment of $15 was recorded as cost of sales in the first and second quarters of 2008 as the inventory was sold. The other factor negatively impacting margins as a result of fresh start accounting was higher depreciation expense on the stepped-up value of fixed assets and amortization expense associated with technology related intangibles recognized at emergence. This higher depreciation and amortization reduced margin for the eleven months ended December 31, 2008 by approximately $24.

In the Light Axle segment, reduced sales volume led to margin reduction of approximately $92 (3.5% of sales), while higher steel costs resulted in lower margin of about $40 (1.5% of sales). Partially offsetting these effects were customer pricing improvement and labor cost reductions which contributed approximately $83 (3.2% of sales) to 2008 margin and other cost reductions and operational improvements. Driveshaft, like the Light Axle segment, experienced margin reduction from lower sales volume. The reduction attributed to lower sales approximated $36 (3.0% of sales), and higher steel resulted in lower margin of $35 (2.9% of sales). Also reducing margin in the Driveshaft segment was higher depreciation and amortization expense of $28 (1.1% of sales) attributed primarily to the application of fresh start accounting. Partially offsetting these reductions were improvements to Driveshaft margin of approximately $66 (2.5% of sales) from increased customer pricing and labor cost savings.

In the Sealing segment, the gross margin decline was primarily due to lower sales volume and higher depreciation and amortization resulting from application of fresh start accounting. These effects were partially offset by lower material cost, currency effect and cost reductions. Gross margin in our Thermal segment declined due to lower sales volume, additional warranty cost and higher depreciation and amortization. Our Structures business was significantly impacted by lower sales levels which reduced margin by approximately $72 (6.7% of sales). Mitigating the effects of lower sales were improved pricing and labor savings which improved margin by about $20 (1.8% of sales) and lower depreciation and amortization expense related to fresh start accounting which increased margin by $17 (1.6% of sales).

Gross margin in the Commercial Vehicle segment in 2008 was negatively affected by lower sales volume and higher steel costs which reduced margin by about $16 (1.3% of sales) and $25 (2.0% of sales). Offsetting some of the reduction due to these factors was additional pricing of approximately $23 (1.9% of sales) and lower depreciation and amortization expense. In the Off-Highway segment, the gross margin decline was primarily due to higher material costs of about $34 (2.2% of sales in 2008), increased warranty expense of $10 and increased depreciation and amortization expense of $21 (1.4% of sales). The margin reduction from these and other factors was partially offset by improved pricing of $28 (1.8% of sales).

Corporate and Other — gross margin — Consolidated gross margin is impacted by cost of sales activity in Corporate and Other related to applying LIFO costing to inventory in the U.S. and full absorption costing globally. Our operating segments report inventory and cost of sales on a FIFO basis. During the eleven months ended December 31, 2008, increases in steel and other commodity costs resulted in the FIFO-based value of our U.S. inventory, as reported by the operating segments, increasing by $48. Accordingly, adjusting this inventory to a LIFO basis in consolidation required a $48 charge to cost of sales in Corporate and Other in 2008. A credit to cost of sales of $3 was recognized in the month of January 2008. During 2007, LIFO-based charges to cost of sales amounted to $7.

The application of full absorption costing consists principally of reclassifying certain expenses to cost of sales that are reported by the operating segments as SG&A. These costs are reviewed and adjusted annually. Cost of sales increased and SG&A decreased by $5 for the one month ended January 31, 2008, $59 for the eleven months ended December 31, 2008 and by $56 for the year ended December 31, 2007.

Due to the application of fresh start accounting, Corporate and Other in the eleven months ended December 31, 2008 also includes a charge of $49 to amortize, under the FIFO costing method used by our operations, the fresh start step-up of our global inventories. This charge is partially offset by the $34 adjustment required to retain the fresh start step-up under the LIFO costing method used in the U.S. for financial reporting and tax purposes.

Selling, general and administrative expenses (SG&A) — For the combined periods in 2008, SG&A of $337 is lower by $28 from the 2007 expense. Both the combined 2008 periods and 2007 SG&A expense were 4.2% of sales. The 2008 period expense benefited from certain labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process as well as additional reductions implemented post-emergence. Additionally, the 2007 expense included a provision for short-term incentive compensation, whereas nothing was provided in 2008 based on that year’s results. Partially offsetting the factors reducing year-over-year SG&A expense was additional costs incurred during 2008 in connection with personnel changes and restoring long-term incentive plans. Also adversely impacting the year-over-year margin comparison was a reduction in long-term disability accruals in 2007.

Amortization of intangibles — Amortization of customer relationship intangibles recorded in connection with applying fresh start accounting at the date of emergence resulted in expense of $66 for the eleven months ended December 31, 2008.

Realignment charges and Impairments — Realignment charges are primarily costs associated with the workforce reduction actions and facility closures, certain of which were part of the manufacturing footprint optimization actions that commenced in connection with our bankruptcy plan of reorganization. These actions are more fully described in Note 6 of the notes to our consolidated financial statements in Item 8. Realignment charges in 2007 include $136 of cost relating to the settlement of our pension obligations in the United Kingdom, which was completed in April 2007.

We recorded $169 for impairment of goodwill and $14 for impairment of indefinite-lived intangibles during the eleven months ended December 31, 2008. We recorded $89 for impairment of goodwill during 2007 as discussed more fully in Note 10 of the notes to our consolidated financial statements in Item 8.

Other income, net — Net currency transaction losses reduced other income by $12 in the eleven months ended December 31, 2008 while net gains of $3 were recognized in the month of January 2008. This compares to $35 of net currency transaction gains in 2007. DCC asset sales and divestitures provided other income of $49 in 2007, but only minimal income in 2008. Other income in 2008 also benefited from interest income of $48 in the eleven months ended December 31, 2008 and $4 in the month of January 2008 as compared to $42 in 2007. Other income in the eleven-month period ended December 31, 2008 includes a charge of $10 to recognize the loss incurred in connection with repayment $150 of our term debt in

November 2008. Costs of approximately $10 have been incurred in 2008 in connection with the evaluation of strategic alternatives relating to certain businesses. Other income in 2007 also included a one-time claim settlement charge of $11 representing the cost to settle a contractual matter with an investor in one of our equity investments.

Interest expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in detail in Note 17 of the notes to our consolidated financial statements in Item 8. Interest expense in the eleven months ended December 31, 2008 includes $16 of amortized OID recorded in connection with the Exit Financing facility and $8 of amortized debt issuance costs. Also included is $4 associated with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. During 2007 and the month of January 2008, as a result of the bankruptcy reorganization process, a substantial portion of our debt obligations were reported as Liabilities subject to compromise in our consolidated financial statements with no interest expense being accrued on these obligations. The interest expense not recognized on these obligations amounted to $108 in 2007 and $9 during the month of January 2008.

Reorganization items — Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. See Note 3 of the notes to our financial statements in Item 8 for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continued subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities incident to emergence from bankruptcy. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities. Reorganization items in the month of January 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes, and success fees and other fees earned by certain professionals upon emergence.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit or expense. In the U.S., the other comprehensive income (OCI) reported for 2007 caused us to record tax expense in OCI and recognize a U.S. tax benefit of $120 in continuing operations. For 2008, the valuation allowance impacts in the above-mentioned countries, the fresh start adjustments and the impairment of goodwill in 2008 and 2007 are the primary factors which cause the tax expense of $107 for the eleven months ended December 31, 2008, $199 for the month of January 2008, and $62 for 2007 to differ from an expected tax benefit of $197, tax expense of $320 and tax benefit of $135 for those periods at the U.S. federal statutory rate of 35%.

Discontinued operations — Our engine hard parts, fluid products and pump products operations had been reported as discontinued operations. The sales of these businesses were substantially completed in 2007, except for a portion of the pump products business that was sold in January 2008. The results for 2007 reflect the operating results of these businesses as well as adjustments to the net assets of these businesses necessary to reflect their fair value less cost to sell based on expected sales proceeds. See Note 5 in the notes to our consolidated financial statements in Item 8 for additional information relating to the discontinued operations.

Results of Operations (2007 versus 2006)

Geographic Sales, Segment Sales and Margin Analysis (2007 versus 2006)

The tables below show our sales by geographic region and segment for the years ended December 31, 2007 and 2006. Certain reclassifications were made to conform 2006 and 2007 to the 2008 presentation.

Geographic Sales Analysis

				Amount of Change Due To
	Prior Dana		Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change

North America	$4,791	$5,171	$(380)	$26	$(90)	$(316)
Europe	2,256	1,856	400	192	(23)	231
South America	1,007	854	153	68		85
Asia Pacific	667	623	44	62	(20)	2

Total	$8,721	$8,504	$217	$348	$(133)	$2

Sales increased 2.6% from 2006 to 2007. Stronger currencies in our major foreign markets as compared to an overall weaker U.S. dollar resulted in positive currency movements on 2007 sales. Sales in 2007 were reduced by net divestiture impacts, principally due to a $152 reduction resulting from the sale of our trailer axle business in January 2007. Partially offsetting this loss of sales was an increase resulting from the July 2006 purchase of the axle and driveshaft businesses previously owned by Spicer S.A., our equity affiliate in Mexico. Excluding currency and net divestiture effects, organic sales in 2007 were relatively flat compared to 2006. Organic change is the period-on-period measure of the change in sales that excludes the effects of currency movements, acquisitions and divestitures.

Regionally, North American sales were down 7.3%. A stronger Canadian dollar increased sales slightly. The divestiture of the trailer axle business partially offset by additional axle and driveshaft business acquired from our previous equity affiliate in Mexico combined to decrease sales by $90. Excluding these effects, organic sales were down 6.1%. Lower production levels in the North American commercial vehicle market were the primary contributor to lower organic sales. Class 8 vehicle production was down more than 40% while medium duty production of Class 5-7 vehicles was down more than 20%. New engine emission requirements effective at the beginning of 2007 increased costs and led many vehicle owners to accelerate their purchases in 2006. Consequently, production levels in 2006 benefited from this pull forward of customer demand, while 2007 levels were lower. In North America, our 2007 organic sales to the commercial vehicle market were down more than $400 compared to 2006. Partially offsetting the impact of lower commercial vehicle build was higher production levels in the North American light truck market. Year-over-year light truck production increased 2.2%, with the vehicle platforms on which we have our highest content up even more. Sales to the off-highway market also increased in 2007, principally from new customer programs. Additionally, North American sales in 2007 benefited from pricing improvements of approximately $165.

Sales in Europe increased 21.6%. Stronger European currencies relative to the U.S. dollar accounted for approximately half of the increase. The organic sales increase was due in part to net new business in 2007 of approximately $150. Additionally, production levels in two of our key markets — the European light vehicle and the off-highway markets — were somewhat stronger in 2007 than in 2006. In South America, the sales increase resulted from somewhat stronger year-over-year production levels in our major vehicular markets, and also from stronger currencies in this region. Sales in Asia Pacific similarly increased due to currencies in that region also strengthening against the U.S. dollar.

Segment Sales Analysis

				Amount of Change Due To
	Prior Dana		Increase/	Currency	Acquisitions/	Organic
	2007	2006	(Decrease)	Effects	Divestitures	Change

Light Axle	$2,627	$2,230	$397	$92	$20	$285
Driveshaft	1,200	1,124	76	62	23	(9)
Sealing	728	684	44	30		14
Thermal	293	283	10	19		(9)
Structures	1,069	1,174	(105)	26		(131)
Commercial Vehicle	1,235	1,683	(448)	18	(152)	(314)
Off-Highway	1,549	1,231	318	101		217
Other Operations	20	95	(75)		(24)	(51)

Total	$8,721	$8,504	$217	$348	$(133)	$2

Customer-related pricing improvements contributed approximately $150 to organic sales growth in our automotive segments in 2007, while the net effects of significantly lower commercial vehicle production, somewhat higher light vehicle production and sales mix reduced organic sales. In our Light Axle segment, pricing improvements, new customer programs and higher production levels contributed to the higher sales. Our Driveshaft segment sells to the commercial vehicle market as well as the light vehicle market. The significant decline in commercial vehicle production levels more than offset stronger light duty production levels and pricing improvements, leading to a slight decline in this unit’s organic sales. Neither the Thermal nor Sealing segment benefited significantly from pricing improvement or new business; consequently, the organic sales change in these operations was primarily due to production level changes and business mix. In Structures, higher sales due to stronger production levels and improved pricing were more than offset by discontinued programs, including the expiration of a frame program with Ford in 2006.

Our Commercial Vehicle segment is heavily concentrated in the North American market and the organic decline in sales of 18.7% in this segment was primarily due to the drop in North American production levels discussed in the regional review. Organic growth in sales of the Off-Highway segment resulted from stronger production levels and new programs. With its significant European presence, this segment’s sales also benefited from the stronger euro.

Margin Analysis

The chart below shows our segment margin analysis for the years ended December 31, 2007 and 2006:

	Prior Dana
	As a Percentage of Sales		Increase/
	2007	2006	(Decrease)

Gross margin:
Light Axle	1.9%	0.3%	1.6%
Driveshaft	7.1	9.8	(2.7)
Sealing	12.7	13.1	(0.4)
Thermal	8.0	12.5	(4.5)
Structures	5.0	0.3	4.7
Commercial Vehicle	5.8	4.4	1.4
Off-Highway	10.9	10.9
Consolidated	5.6%	4.0%	1.6%
Selling, general and administrative expenses:
Light Axle	2.2%	2.6%	(0.4)%
Driveshaft	2.9	3.7	(0.8)
Sealing	6.5	6.4	0.1
Thermal	4.7	4.0	0.7
Structures	1.7	1.9	(0.2)
Commercial Vehicle	3.9	3.1	0.8
Off-Highway	2.4	2.6	(0.2)
Consolidated	4.2%	4.9%	(0.7)%

Consolidated — gross margin — Consolidated gross margin benefited from the reorganization initiatives implemented in connection with the bankruptcy process — improved customer pricing, restructured wage and benefit programs, reduction and realignment of overhead costs and optimization of our manufacturing footprint. The customer pricing actions began contributing to gross margins in the first quarter of 2007. Also contributing to this margin improvement were the benefit plan reductions effectuated in 2007 which discontinued future service accruals under non-union employee pension plans and eliminated retiree postretirement benefits other than pension (OPEB) for non-union active employees and retirees. We did not begin benefiting from savings associated with the amended union agreements for similar plans until after emergence. Additionally, currency effects due to an overall weaker U.S. dollar as compared to major currencies in other global markets positively impact margins.

Segments — gross margin — Customer pricing improvements of approximately $150 were the principal factor increasing margins. Reductions to non-union benefit plans also contributed some additional margin. Partially offsetting these improvements were negative impacts from sales mix and expiration of higher margin programs. In the Light Axle segment, customer pricing actions increased margins by approximately $60, or 2.2% of sales. Non-union employee benefit plan reductions and lower material costs also contributed to margin improvement. Although Light Axle sales were up significantly in 2007, the sales mix was unfavorable with a significant portion of the higher sales coming from vehicle platforms with lower margins. The Driveshaft segment experienced a margin decline despite a year-over-year sales increase. Adverse sales mix was a major factor as the Driveshaft segment sells to customers in both the light-duty automotive market and the commercial vehicle market.

Lower production levels in the North American commercial vehicle market reduced Driveshaft sales by about $90. Margins on the commercial vehicle business are higher than the light-duty automotive programs, so the sales decline negatively impacted overall margins. Premium freight cost associated with operational inefficiencies reduced margins by about $10. Partially offsetting the negative margin effects of the adverse sales mix and some operational inefficiencies was margin improvement of approximately $27 — 2.2% of sales — due to customer pricing and lower material costs.

Margins in the Sealing segment were down primarily due to higher material costs of approximately $20, or 2.7% of sales. Stainless steel is a major material component for this business, and the average cost of stainless steel in 2007 was about 67% higher than in 2006. The higher raw material cost was partially offset by margin improvements from non-union benefit plan reductions and operational cost reduction actions. Our Thermal segment experienced a margin decline in 2007. Operational inefficiencies and warranty cost associated with our European operation reduced margins by about $5, and higher start up costs associated with our Hungary and China operations negatively impacted margins by $3. Additionally, the strengthening of the Canadian dollar against the U.S. dollar also negatively impacted our margin in this business as certain product manufactured in Canada is sold in U.S. dollars. In our Structures segment, margins increased with customer pricing actions contributing approximately $65, or 6.1% of sales. This margin improvement was partially offset by unfavorable margin effects associated with the lower sales in this unit, principally due to expiration of two significant customer programs.

Commercial Vehicle segment margins improved despite significantly lower sales on reduced production levels in the North American market. More than offsetting the unfavorable margin impact of the lower production levels was increased pricing which improved margins by about $23, or 1.9% of sales. In the Off-Highway segment, margins were flat. Higher sales relative to fixed costs and reduced material costs benefited margins. However, margins were negatively impacted by a stronger euro as we manufacture some product in Europe for sale in dollars to the U.S. Higher warranty costs of $7 also reduced our margins in this business.

Corporate and Other — gross margin — Certain corporate expenses and other costs are not allocated to the business units. This activity is largely related to recognizing full absorption inventory costing adjustments at the consolidated level. Inventoriable costs are reclassified to cost of sales from SG&A. Additionally, the operating segments report inventory and cost of sales on a FIFO basis, with adjustments made in consolidation to reflect the inventory and cost of sales of the U.S. operations on a LIFO basis.

Segments — selling, general and administrative expenses — The Light Axle, Driveshaft and Structures improvements reflect the labor and overhead cost reduction initiatives implemented in connection with the bankruptcy reorganization process. The Sealing and Thermal segments were not impacted as significantly by these initiatives.

The Commercial Vehicle and Off-Highway segments also benefited from the bankruptcy-related cost reduction actions. However, additional costs in the Commercial Vehicle segment resulted in an overall deterioration of 0.8% in the SG&A ratio.

Corporate and other — selling, general and administrative expenses — Reduced costs reflect our overall efforts to reduce overhead through headcount reduction, limited wage increases and cutbacks in discretionary spending.

Realignment charges and Impairments — Realignment charges during 2007 included $136 of cost relating to settlement of pension obligations in the United Kingdom (as described more fully in Note 6 of the notes to our consolidated financial statements in Item 8). Other realignment charges in 2007 and the charges in 2006 are primarily costs associated with our manufacturing footprint optimization actions.

In connection with our annual assessment of goodwill, we recorded $89 for impairment of goodwill related to our Thermal business during 2007. This business experienced significant margin erosion in recent years resulting from the higher cost of commodities, especially aluminum. The impairment charges in 2006 include charges of $176 to reduce lease and other assets in DCC to their fair value less cost to sell, a charge of $58 to adjust our equity investment in GETRAG to fair value based on the March 2007 sale of this investment and a $46 charge to write off the goodwill in our Light Axle business. Each of these charges is described further in Notes 4 and 10 of the notes to our consolidated financial statements in Item 8.

Other income, net — Foreign exchange gains increased other income, net by $31 over 2006. Certain cross-currency intercompany loan balances that were previously designated as invested indefinitely were identified for repayment through near-term repatriation actions. Foreign exchange gains and losses on loans that are not considered permanently invested are included in the income statement whereas movements on loans that are permanently invested are reported in OCI. As a consequence, exchange rate movements on these loans and others not permanently invested generated currency gains of $44 during 2007. Other currency losses netted to reduce other income in 2007 by $9. DCC income was lower by $7 in 2007 as we continued to sell the remaining portfolio assets in this operation. The 2007 other income, net, amount also includes an expense of $11 associated with settling a contractual matter with an investor in one of our equity investments. See Note 22 of the notes to our consolidated financial statements in Item 8 for additional components of other income, net.

Interest expense — As a result of our Chapter 11 reorganization process, a substantial portion of our debt obligations were recorded as subject to compromise in our consolidated financial statements. During the bankruptcy reorganization process, interest expense was no longer accrued on these obligations. The post-filing interest expense not recognized on these obligations amounted to $108 in 2007 and $89 in 2006.

Reorganization items — Reorganization items are expenses directly attributed to our Chapter 11 reorganization process. Higher professional advisory fees in 2007 were due to a full year of reorganization activity, including the completion of the settlement agreements with the unions and the confirmation of our Plan. Higher contract rejection and claim settlement costs in 2007 resulted from specific actions related to contract settlements made to facilitate the reorganization process. These higher settlement costs were partially offset by a $56 credit to reorganization items to reduce liabilities for long-term disability to amounts allowed by the Bankruptcy Court for filed claims. Additional information relating to Reorganization items is provided in Note 3 of the notes to our consolidated financial statements in Item 8.

Income tax benefit (expense) — Our reported income tax expense for 2007 was $62 as compared to an expected benefit of $135 derived by applying the U.S. federal income tax rate of 35% to the reported loss before tax for continuing operations. Among the factors contributing to the higher tax expense are losses generated in countries such as the U.S. and U.K. where we determined that future taxable income was not likely to be sufficient to realize existing net deferred tax assets. As a consequence, until such time that it is determined that future taxable income will be sufficient to realize deferred tax assets, the tax benefits from losses in these countries are generally offset with a valuation allowance. During 2007, we incurred $136 of charges relating to the settlement of pension obligations in the U.K., and the tax benefit associated with these charges was offset with valuation allowances. Although we have a full valuation allowance against net deferred tax assets in the U.S., as discussed in Note 21 of the notes to our consolidated financial statements in Item 8, the level of other comprehensive income generated during 2007 in the U.S. enabled us to recognize $120 of tax benefits on U.S. losses before income taxes. The net effect on 2007 income tax expense of recording valuation allowances against deferred tax assets in the U.S., U.K. and other countries was $37.

Other factors resulting in the reported income tax expense being higher than the benefit expected at the U.S. rate of 35% were non-deductible expenses and recognition of costs associated with repatriation of undistributed earnings of operations outside the U.S. Income before taxes included goodwill impairment charges, certain reorganization costs and other items which are not deductible for income tax purposes. These items resulted in approximately $123 of the $197 of higher reported income tax than the $135 of benefit expected using the U.S. rate of 35%. The recognition of taxes associated with the planned repatriation of non-U.S. earnings (also described in Note 21 of the notes to our consolidated financial statements in Item 8) resulted in a charge of $37.

The primary factor resulting in income tax expense of $66 during 2006, as compared to a tax benefit of $200 that would be expected based on the 35% U.S. federal income tax rate, was the inability to recognize tax benefits on U.S. losses following the determination in 2005 that future taxable income was not likely to ensure realization of net deferred tax assets. Also impacting the rate differential was $46 of goodwill impairment charges which are not deductible for income tax purposes.

Discontinued operations — Losses from discontinued operations were $118 and $121, net of tax, in 2007 and 2006. Discontinued operations in both years included the engine hard parts, fluid routing and pump products businesses held for sale at the end of 2006 and 2005. The 2007 results included net losses of $36 recognized upon completion of the sale, while the 2006 results included pre-tax impairment charges of $137 that were required to reduce the net book value of these businesses to expected fair value less cost to sell. The discontinued operations results in 2007 also include charges of $20 in connection with a bankruptcy claim settlement with the purchaser of a previously sold discontinued business and charges of $17 for settlement of pension obligations relating to discontinued businesses. See Note 5 of the notes to our consolidated financial statements in Item 8 for additional information relating to the discontinued operations.

Liquidity

As discussed in Part 1, Item 1A “Risk Factors”, there are several risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

During the second half of 2008, our production volumes decreased significantly. Whereas year-over-year sales for the first half of 2008 were higher, year-over-year sales in the third quarter and fourth quarter were down 9% and 30%. Our cash position declined from $1,191 at June 30, 2008 to $777 at the end of 2008. The repayment of principal and fees in connection with the amendment of the financial covenants and other provisions of our Exit Facility reduced cash by $174. The remaining $240 was used primarily for operating needs and capital expenditures.

Our current revenue forecast for 2009 is determined from specific platform volume projections consistent with a North American light vehicle production estimate of 10 million units, Class 8 commercial vehicle build of 160,000 units and Class 5-7 truck build of 135,000 units. Changes to the total North American light vehicle production levels may not materially affect our revenue assumptions because our primary exposure to this market is concentrated on specific vehicle platforms which do not necessarily move in the same manner as other platforms. Elsewhere in the world, we expect full year light vehicle production volumes to be down about 9% against 2008. In our Off-Highway business, our forecast contemplates that customer demand in our key agriculture and construction markets will be down 20% and 40% from 2008. In light of these volume estimates, we’ve accelerated additional cost reduction and cash preservation initiatives.

We have taken significant actions in the last quarter of 2008 and early 2009 to reduce our cost base and improve profitability, including workforce reductions, reduced capital spending and pricing adjustments with our customers. Based on our current forecast for 2009, we expect to be able to meet the financial covenants of our existing debt agreements and have sufficient liquidity to finance our operations. While we believe that the above 2009 market demand assumptions underlying our current forecast are reasonable, we’ve also considered the possibility of even weaker demand — based generally on more pessimistic production level forecasts (e.g. North American light vehicle production of about 9 million units). In addition to the above external factors potentially impacting our sales, achieving our current forecast is dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize the projected pricing improvements.

We’ve also considered the potential consequences of a bankruptcy filing by two of our major customers, General Motors (GM) and Chrysler. Sales to GM in 2008 were 6% of our consolidated sales, while Chrysler represented approximately 3%. In the event of a bankruptcy filing on the part of either of these customers, we believe it is likely that most of our programs would be continued following a bankruptcy filing. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivable from these customers at the time of any such filing. We would expect our exposure under this scenario to be in the range of $5 to $30 depending on a number of factors, including the age and level of receivables at the time of a bankruptcy filing and whether we are treated as a critical supplier.

If the more pessimistic sales scenario described above and a GM and Chrysler bankruptcy filing occur or if our success in achieving price increases from our customers is less than anticipated we believe we could still satisfy our debt covenants and the liquidity needs of the business during 2009 through incremental cost reductions, including headcount actions, compensation and employee benefit modifications, and further reductions in plant and administrative overhead cost. Notwithstanding this assessment, there is a high degree of uncertainty in the current environment, and it is possible that certain scenarios would result in our not being able to comply with the financial covenants in our debt agreements or maintain sufficient liquidity.

While we are confident of our ability to achieve the plan, there can be no assurance we will be successful. There are a number of factors that could potentially arise that could result in our not attaining the plan or otherwise creating liquidity issues. These factors include but are not limited to the following:

•	Failure to achieve the price increases and cost reduction goals,

•	Sustained weakness and/or combined deterioration in global conditions

•	Failure of GM and Chrysler to meet the terms and conditions of U.S. government loans

•	Bankruptcy of any significant customer resulting in delayed payments and/or non-payment of trade accounts receivable and customer tooling receivables.

•	Bankruptcy of any significant supplier resulting in delayed shipment of production materials or actions to accelerate payments for goods or services.

•	Loan covenant violations

Non-compliance with the covenants would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under the Term Facility and the Revolving Facility. We would not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt covenant requirements, however, we believe we would be able to obtain a waiver or amend the covenants. Obtaining such waivers or amendments would likely result in a significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and are confident that we would be able to do so in 2009, if necessary.

Based on our current forecast and our assessment of reasonably possible scenarios, including the more pessimistic scenario described above, we do not believe that there is substantial doubt about our ability to continue as a going concern in 2009.

Our global liquidity at December 31, 2008 was as follows:

Cash	$777
Less:
Deposits supporting obligations	(76)
Cash in less than wholly-owned subsidiaries	(69)

Available cash	632
Additional cash availability from:
Lines of credit in the U.S. and Europe	212
Additional lines of credit supported by letters of credit from the Revolving Facility	22

Total global liquidity	$866

As of December 31, 2008 consolidated cash balances totaled $777, approximately 43% of which is located in the United States. Approximately $76 of our cash balances relate to deposits that support other obligations, primarily guarantees for workers compensation. An additional $69 is held by less than wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements. Our current credit ratings (B and Caa1 by Standard and Poor’s and Moody’s, respectively) and the current state of the global financial markets would make it very difficult for us to raise capital in the debt markets.

The principal sources of liquidity for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility. At December 31, 2008, there were borrowings under our European trade receivable securitization program equivalent to $30 recorded as notes payable and $77 of remaining availability based on the borrowing base. At December 31, 2008, we had no borrowings under the Revolving Facility but we had utilized $146 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $284 after deducting the outstanding letters of credit. During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender. If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%. Additionally, our ability to borrow the full amount of availability under our revolving credit facility is effectively limited by the financial covenants. Based on the covenant requirements at December 31, 2008, our additional borrowings are limited to $212.

Based on our current forecast we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments throughout 2009. These projections do not include the additional liquidity that could be generated by sales of assets and divestitures of businesses. A bankruptcy filing by GM and Chrysler could impact our availability under the Revolving Facility. Removal of GM and Chrysler receivables from the borrowing base at December 31, 2008 would reduce availability by $48. However, since our availability is already limited by the debt covenants, removal of the GM and Chrysler receivables at December 31, 2008 would not limit our availability further.

At December 31, 2008 we were in compliance with the debt covenants under the amended Term Facility with a Leverage Ratio of 3.64 compared to a maximum of 4.25 and an Interest Coverage Ratio of 3.10 compared to a minimum of 2.50 and, as indicated above, we expect to be able to maintain compliance during 2009. Refer to note 17 to our consolidated financial statements for additional information relating to the covenants and other relevant provisions in our credit facilities. The amended Exit Facility and European Receivables Loan Facility include material adverse change provisions that, if exercised by our lenders, could adversely affect our financial condition by restricting future borrowing. We are not aware of any existing conditions that would limit our ability to obtain funding as a result of the material adverse change provisions. These credit facilities also include customary events of default for facilities of this type which could give our lenders the right, among other things, to restrict future borrowings, terminate their commitments, accelerate the repayment of obligations and foreclose on the collateral granted to them.

Cash Flow

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,
	2008	2008	2007	2006
Cash used in reorganiziation activity	$(882)	$(101)	$(148)	$(91)
Cash provided by (used in) changes in working capital	66	(61)	83	199
Other items and adjustments providing or (using) cash	(81)	40	13	(56)

Total cash provided by (used in) operating activities	(897)	(122)	(52)	52
Cash provided by (used in) investing activities	(221)	77	348	(86)
Cash provided by (used in) financing activities	(207)	912	166	(49)

Increase (decrease) in cash and cash equivalents	$(1,325)	$867	$462	$(83)

Operating Activities — During 2008, cash was used to satisfy various obligations associated with our emergence from bankruptcy. Cash of $733 was used shortly after emergence to satisfy our payment obligation to VEBAs established to fund non-pension benefits of union retirees. We also made a payment of $53 at emergence to satisfy our obligation to a VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement. Additional bankruptcy emergence-related claim payments during the eleven months ended December 31, 2008 totaled $100.

Working capital reductions generated $5 of cash ($66 from February to December offset by January usage of $61) to support operating activities during 2008, compared to $83 generated in 2007 and $199 in 2006. Collections of receivables and reductions in inventory levels provided more cash than the declines in accounts payable and other current liabilities used during 2008. In 2007 and 2006, cash from working capital was generated by increases in accounts payable and other liabilities. Operating cash flow in 2007 was also negatively impacted by payments of postretirement medical claims in excess of amounts expensed and by cash paid to settle U.K. pension obligations.

Investing Activities — Various asset sales in 2008 generated $14 of cash in 2008. Divestitures of the engine hard parts, fluid products and trailer axle businesses, the sale of our investment in GETRAG, proceeds from DCC sales and other divestment-related actions provided cash of $609 in 2007. Expenditures for property, plant and equipment in 2008 of $250 are down $4 from last year. DCC cash that was restricted during bankruptcy by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.

Financing Activities — At our emergence from bankruptcy, we obtained proceeds of $1,430 under a new Term Facility and obtained a $650 line of credit under a Revolving Facility. We also received $771 of proceeds through the issuance of Series A and Series B shares of preferred stock. All of these proceeds were used in part to repay the $900 outstanding under the DIP Credit Agreement, pay Exit Facility OID costs and fees of $154, and retire the remaining amount owed to DCC noteholders through settlement of DCC’s bankruptcy claim against Prior Dana.

In October 2008, we borrowed $180 under the Revolving Facility. As discussed above, one of our lenders failed to honor its obligation of $20. The amounts outstanding under the Revolving Facility were repaid in December.

In November 2008, we amended the Term Facility. We incurred additional fees to the creditors of $24 which are being amortized over the remaining life of the debt. In connection with the amendment, we repaid $150 of the Term Facility. Our financial covenants were adjusted and the interest rate on this facility was increased by 50 basis points. During 2007, we had borrowed an additional $200 under the DIP Credit Agreement. See Note 17 of the notes to our consolidated financial statements in Item 8 for additional information relating to these financing agreements.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. The following table summarizes our significant contractual obligations as of December 31, 2008:

		Payments Due by Period
		Less than	1 - 3	4 -5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt (1)	$1,287	$19	$36	$29	$1,203
Interest payments (2)	420	93	142	137	48
Leases (3)	253	43	67	46	97
Unconditional purchase obligations (4)	172	126	29	14	3
Pension benefits (5)	13	13
Retiree healthcare benefits (6)	70	6	14	14	36
Uncertain income tax positions (7)	5	5

Total contractual cash obligations	$2,220	$305	$288	$240	$1,387

Notes:

(1)	Principal payments on long-term debt. Excludes OID and deferred fees which were prepaid.

(2)	These amounts represent future interest payments based on the debt balances at December 31. Payments related to variable rate debt are based on March 6, 2009 interest rates.

(3)	Capital and operating leases related to real estate, vehicles and other assets.

(4)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials. Also included are payments under our long-term agreement with IBM for the outsourcing of certain human resource services.

(5)	These amounts represent estimated 2009 contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2009 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

(6)	These amounts represent estimated obligations under our non-U.S. retiree healthcare programs. Obligations under the retiree healthcare programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(7)	These amounts represent expected payments, with interest, for uncertain tax positions as of December 31, 2008. We are not able to reasonably estimate the timing of the FIN 48 liability in individual years beyond 2009 due to uncertainties in the timing of the effective settlement of tax positions.

Pursuant to the Plan, we also issued 2.5 million shares of 4.0% Series A Preferred and 5.4 million shares of 4.0% Series B Preferred. Dividend obligations of approximately $8 per quarter will be incurred while all shares of preferred stock are outstanding. The payment of preferred dividends was suspended in November under the terms of our amended Term Facility and may resume when our total leverage ratio as of the most recently completed fiscal quarter is less than or equal to 3.25:1.00. See Note 17 of the notes to our consolidated financial statements in Item 8.

At December 31, 2008, we maintained cash balances of $76 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

Contingencies

For a summary of litigation and other contingencies, see Note 19 of the notes to our consolidated financial statements in Item 8. We do not believe that any liabilities that may result from these contingencies are reasonably likely to have a material adverse effect on our liquidity or financial condition.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgments in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgments on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 of the notes to our consolidated financial statements in Item 8.

Income Taxes — Accounting for income taxes is complex, in part, because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, uncertain tax positions, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. In assessing the recoverability of deferred tax assets, we consider whether it is more likely than not that some or a portion of the deferred tax assets will not be realized. A valuation allowance is provided when, in our judgment, based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in different tax jurisdictions and we review our tax planning strategies. We have recorded a valuation allowance against our U.S. deferred tax assets and U.S. and foreign operating and other loss carryforwards for which utilization is uncertain. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowance may be necessary.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 21 of the notes to our consolidated financial statements in Item 8.

Retiree Benefits — Accounting for pensions and OPEB involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisors such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

The inflation assumption is based on an evaluation of external market indicators. Retirement, turnover and mortality rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve was developed based on a subset of these high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows were matched to this yield curve and a present value developed which was then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based upon input from the plan’s investment advisors and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. OPEB benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that expected. Under the applicable standards, those gains and losses are not required to be immediately recognized as expense, but instead may be deferred as part of accumulated other comprehensive income and amortized into expense over future periods.

A change in the pension discount rate of 25 basis points would result in a change in our pension obligations of approximately $43 and a change in pension expense of approximately $1. A 25 basis point change in the rate of return would change pension expense by approximately $4.

Restructuring actions involving facility closures and employee downsizing and divestitures frequently give rise to adjustments to employee benefit plan obligations, including the recognition of curtailment or settlement gains and losses. Upon the occurrence of these events, the obligations of the employee benefit plans affected by the action are also re-measured based on updated assumptions as of the re-measurement date. See additional discussion of our pension and OPEB obligations in Note 15 of the notes to our consolidated financial statements in Item 8.

Long-lived Asset Impairment — We perform periodic impairment analyses on our long-lived amortizable assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review and the fair value of the operations. In addition, in all of our segments except Structures and Thermal, a 10% reduction in the projected cash flows or the peer multiples would not result in impairment of long-lived assets including the definite lived intangible assets. In Structures and Thermal, a 5% reduction in the projected cash flows or the peer multiples would result in impairment. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.

Goodwill and Indefinite Lived Intangible Assets — We test goodwill and other indefinite-lived intangible assets for impairment as of October 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units were reasonable. In addition, a 30% reduction in the projected cash flows and the peer multiples in the Off-Highway segment would not result in additional impairment in this segment. However, different assumptions could materially affect the results. As described in Note 10 of the notes to our consolidated financial statements in Item 8, we recorded goodwill impairment of $169 in 2008 related to our Driveshaft business segment.

Indefinite life intangible valuations are generally based on revenue streams. We impaired indefinite life intangibles by $14 in the eleven months ended December 31, 2008. Additional reductions in forecasted revenue could result in additional impairment.

Warranty — Costs related to product warranty obligations are estimated and accrued at the time of sale with a charge against cost of sales. Warranty accruals are evaluated and adjusted as appropriate based on occurrences giving rise to potential warranty exposure and associated experience. Warranty accruals and adjustments require significant judgment, including a determination of our involvement in the matter giving rise to the potential warranty issue or claim, our contractual requirements, estimates of units requiring repair and estimates of repair costs. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

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

Fresh Start Accounting — As required by GAAP, in connection with emergence from Chapter 11, we adopted the fresh start accounting provisions of SOP 90-7 effective February 1, 2008. Under SOP 90-7, the reorganization value represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of Dana immediately after restructuring. The reorganization value is allocated to the respective fair value of assets. The excess reorganization value over the fair value of identified tangible and intangible assets is recorded as goodwill. Liabilities, other than deferred taxes, are stated at present values of amounts expected to be paid.

Fair values of assets and liabilities represent our best estimates based on our appraisals and valuations. Where the foregoing were not available, industry data and trends or references to relevant market rates and transactions were used. These estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Moreover, the market value of our common stock may differ materially from the fresh start equity valuation.

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

Foreign Currency Exchange Rate Risks — We have global operations and thus make investments and enter into transactions denominated in various foreign currencies. Our operating results are impacted by buying, selling and financing in currencies other than the functional currency of our operating companies. Wherever possible, we mitigate the impact by focusing on natural hedging techniques which include the following: (i) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flow subject to conversion risk; (ii) avoidance of risk by denominating contracts in the appropriate functional currency and (iii) managing cash flows on a net basis (both in timing and currency) to minimize the exposure to foreign currency exchange rates.

After considering natural hedging techniques, some portions of remaining exposure, especially for anticipated inter-company and third party commercial transaction exposure in the short term, may be hedged using financial derivatives, such as foreign currency exchange rate forwards. Some of our foreign entities were party to foreign currency contracts for anticipated transactions in U.S. dollars, British pounds, Swedish krona, euros, South African rand, Indian rupees and Australian dollars at the end of 2008.

In addition to the transactional exposure discussed above, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (translation exposure). We do not enter into foreign exchange contracts to mitigate translation exposure.

Risk from Adverse Movements in Commodity Prices — We purchase certain raw materials, including steel and other metals, which are subject to price volatility caused by fluctuations in supply and demand as well as other factors. To mitigate the impact of higher commodity prices we have consolidated our supply base and negotiated fixed price supply contracts with many of our commodity suppliers. In addition, we continue to negotiate with our customers to provide for the sharing of increased raw material costs. No assurances can be given that the magnitude and duration of increased commodity costs will not have a material impact on our future operating results. We had no derivatives in place at December 31, 2008 to hedge commodity price movements.

Interest Rate Risk — Our interest rate risk relates primarily to our floating rate exposure on borrowing under the amended Exit Facility. Under the terms of the Exit Facility we were required to enter into interest rate hedge agreements and to maintain agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility until January 2011. We have hedged interest on $710 of the $1,266 outstanding at December 31, 2008 with an interest rate cap on the London Interbank Borrowing Rate (LIBOR) portion of the interest rate.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation (Dana) and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the period from February 1, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) for the period from February 1, 2008 through December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company filed a petition on March 3, 2006 with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified, the “Plan”) was confirmed on December 26, 2007. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before March 3, 2006 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on January 31, 2008 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on January 31, 2008.

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
March 16, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Corporation (Prior Dana) and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the period from January 1, 2008 through January 31, 2008 and for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) for each of the two years in the period ended December 31, 2007 and the period from January 1, 2008 through January 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express opinions on these financial statements and on the financial statement schedule based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 21 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP

Toledo, Ohio
March 16, 2009

Dana Holding Corporation
Consolidated Statement of Operations
(In millions except for per share amounts)

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2008	2008	2007	2006
Net sales	$7,344	$751	$8,721	$8,504
Costs and expenses
Cost of sales	7,127	702	8,231	8,166
Selling, general and administrative expenses	303	34	365	419
Amortization of intangibles	66
Realignment charges, net	114	12	205	92
Impairment of goodwill	169		89	46
Impairment of intangible assets	14
Impairment of investments and other assets				234
Other income, net	53	8	162	140

Income (loss) from continuing operations before interest, reorganization items and income taxes	(396)	11	(7)	(313)
Interest expense (contractual interest of $17 for the one month ended January 31, 2008 and $213 and $204 for the years ended December 31, 2007 and 2006)	142	8	105	115
Reorganization items	25	98	275	143
Fresh start accounting adjustments		1,009

Income (loss) from continuing operations before income taxes	(563)	914	(387)	(571)
Income tax expense	(107)	(199)	(62)	(66)
Minority interests	(6)	(2)	(10)	(7)
Equity in earnings of affiliates	(11)	2	26	26

Income (loss) from continuing operations	(687)	715	(433)	(618)
Loss from discontinued operations before income taxes	(4)	(8)	(92)	(142)
Income tax benefit (expense) of discontinued operations		2	(26)	21

Loss from discontinued operations	(4)	(6)	(118)	(121)

Net income (loss)	(691)	709	(551)	(739)
Preferred stock dividend requirements	29

Net income (loss) available to common stockholders	$(720)	$709	$(551)	$(739)

Net income (loss) per share from continuing operations:
Basic	$(7.16)	$4.77	$(2.89)	$(4.11)
Diluted	$(7.16)	$4.75	$(2.89)	$(4.11)
Net loss per share from discontinued operations:
Basic	$(0.04)	$(0.04)	$(0.79)	$(0.81)
Diluted	$(0.04)	$(0.04)	$(0.79)	$(0.81)
Net income (loss) per share available to common stockholders:
Basic	$(7.20)	$4.73	$(3.68)	$(4.92)
Diluted	$(7.20)	$4.71	$(3.68)	$(4.92)
Average common shares outstanding
Basic	100	150	150	150
Diluted	100	150	150	150

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet
December 31, 2008 and 2007
(In millions)

	Dana	Prior Dana
	December 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$777	$1,271
Restricted cash		93
Accounts receivable
Trade, less allowance for doubtful accounts of $23 in 2008 and $20 in 2007	827	1,197
Other	170	295
Inventories	901	812
Assets of discontinued operations		24
Other current assets	58	100

Total current assets	2,733	3,792
Goodwill	108	349
Intangibles	569	1
Investments and other assets	207	348
Investments in affiliates	135	172
Property, plant and equipment, net	1,841	1,763

Total assets	$5,593	$6,425

Liabilities and stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$70	$283
Debtor-in-possession financing		900
Accounts payable	824	1,072
Accrued payroll and employee benefits	185	258
Liabilities of discontinued operations		9
Taxes on income	93	12
Other accrued liabilities	274	386

Total current liabilities	1,446	2,920
Liabilities subject to compromise		3,511
Deferred employee benefits and other non-current liabilities	845	662
Long-term debt	1,181	19
Minority interest in consolidated subsidiaries	107	95
Commitments and contingencies (Note 19)

Total liabilities	3,579	7,207
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529
Common stock, $.01 par value, 450,000,000 authorized, 100,065,061 issued and outstanding	1
Prior Dana common stock, $1.00 par value, 350,000,000 authorized, 150,245,250 issued and outstanding		150
Additional paid-in capital	2,321	202
Accumulated deficit	(720)	(468)
Accumulated other comprehensive loss	(359)	(666)

Total stockholders’ equity (deficit)	2,014	(782)

Total liabilities and stockholders’ equity	$5,593	$6,425

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows
(In millions)

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2008	2008	2007	2006
Net income (loss)	$(691)	$709	$(551)	$(739)
Depreciation	269	23	279	278
Amortization of intangibles	81
Amortization of inventory valuation	15
Amortization of deferred financing charges and original issue discount	24
Loss on repayment of debt	13
Impairment of goodwill, intangibles, investments and other assets	183		131	405
Non-cash portion of U.K. pension charge			60
Minority interest	6	2	10	7
Unremitted earnings of affiliates, net of dividends received	21	(4)	(26)	(26)
Deferred income taxes	22	191	(29)	(41)
Reorganization:
Gain on settlement of liabilities subject to compromise		(27)
Payment of claims	(100)
Reorganization items net of cash payments	(24)	79	154	52
Fresh start adjustments		(1,009)
Payments to VEBAs	(733)	(55)	(27)
Pension — cash contributions made in excess of expense	(36)	(2)
OPEB — payments made in excess of expense		(2)	(71)
Loss on sale of businesses and assets	6	7
Change in accounts receivable	512	(78)	(23)	(62)
Change in inventories	42	(28)	(5)	10
Change in accounts payable	(227)	17	110	150
Change in accrued payroll and employee benefits	(79)	12	10	66
Change in accrued income taxes	(40)	(2)	(6)	(12)
Change in other current assets and liabilities	(142)	18	(3)	47
Change in other non-current assets and liabilities, net	(19)	27	(65)	(83)

Net cash flows provided by (used in) operating activities	(897)	(122)	(52)	52

Cash flows — investing activities
Purchases of property, plant and equipment	(234)	(16)	(254)	(314)
Proceeds from sale of businesses and assets	12	5	421	54
Proceeds from sale of DCC assets and partnership interests	2		188	141
Acquisition of business, net of cash acquired				(17)
Payments received on leases and loans			11	16
Change in investments and other assets			14	17
Change in restricted cash		93	(78)	(15)
Other	(1)	(5)	46	32

Net cash flows provided by (used in) investing activities	(221)	77	348	(86)

Cash flows — financing activities
Proceeds from (repayment of) debtor-in-possession facility		(900)	200	700
Net change in short-term debt	(70)	(18)	98	(551)
Payment of DCC Medium Term Notes		(136)	(132)
Original issue discount fees		(114)
Deferred financing fees	(26)	(40)
Issuance of long-term debt	80	1,350		7
Repayments of long-term debt	(164)			(205)
Issuance of Series A and Series B preferred stock		771
Preferred dividends paid	(18)
Other	(9)	(1)

Net cash flows provided by (used in) financing activities	(207)	912	166	(49)

Net increase (decrease) in cash and cash equivalents	(1,325)	867	462	(83)
Cash and cash equivalents — beginning of period	2,147	1,271	704	762
Effect of exchange rate changes on cash balances	(45)	5	104	25
Net change in cash of discontinued operations		4	1

Cash and cash equivalents — end of period	$777	$2,147	$1,271	$704

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Stockholders’ Equity
and Comprehensive Income (Loss)
(In millions)

					Accumulated Other
					Comprehensive Income (Loss)
			Additional		Foreign	Unrealized		Stockholders’
	Preferred	Common	Paid-In	Accumulated	Currency	Gains	Postretirement	Equity
	Stock	Stock	Capital	Deficit	Translation	(Losses)	Benefits	(Deficit)

Balance, December 31, 2005, Prior Dana	$—	$150	$194	$819	$(323)	$—	$(295)	$545
Comprehensive income:
Net loss				(739)				(739)
Currency translation					135			135
Defined benefit plans							(83)	(83)

Other comprehensive income								52

Total comprehensive loss								(687)
Adjustment to initially apply SFAS No. 158 for pension and OPEB							(699)	(699)
Issuance of shares for equity compensation plans, net			7					7

Balance, December 31, 2006, Prior Dana		150	201	80	(188)		(1,077)	(834)

Adoption of FIN 48 tax adjustment, January 1, 2007				3				3
Comprehensive income:
Net loss				(551)				(551)
Currency translation					33			33
Defined benefit plans							568	568
Other						(2)		(2)

Other comprehensive income								599

Total comprehensive loss								48
Issuance of shares for equity compensation plans, net			1					1

Balance, December 31, 2007, Prior Dana		150	202	(468)	(155)	(2)	(509)	(782)

Comprehensive income:
Net income				709				709
Currency translation					3			3
Defined benefit plans							79	79
Other						(6)		(6)

Other comprehensive income								76

Total comprehensive income								785
Cancellation of Prior Dana common stock		(150)	(202)					(352)
Elimination of Prior Dana accumulated deficit and accumulated other comprehensive loss				(241)	152	8	430	349

Balance, January 31, 2008, Prior Dana
Issuance of new equity in connection with emergence from Chapter 11	771	1	2,267					3,039

Balance, January 31, 2008, Dana	771	1	2,267					3,039

Comprehensive income:
Net loss				(691)				(691)
Currency translation					(224)			(224)
Defined benefit plans							(84)	(84)
Unrealized investment gains (losses) and other						(51)		(51)

Other comprehensive loss								(359)

Total comprehensive loss								(1,050)
Preferred stock dividends ($3.67 per share)				(29)				(29)
Issuance of additional equity in connection with emergence from Chapter 11			2					2
Employee emergence bonus			45					45
Stock compensation			7					7

Balance, December 31, 2008, Dana	$771	$1	$2,321	$(720)	$(224)	$(51)	$(84)	$2,014

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated
Financial Statements

1.  Organization and Summary of Significant Accounting Policies

2.  Emergence from Chapter 11

3.  Reorganization Proceedings

4.  Divestitures and Acquisitions

5.  Discontinued Operations

6.  Realignment of Operations

7.  Inventories

8.  Supplemental Balance Sheet and Cash Flow Information

9.  Long-Lived Assets

10. Goodwill and Other Intangible Assets

11. Investments in Affiliates

12. Capital Stock

13. Earnings Per Share

14. Incentive and Stock Compensation

15. Pension and Postretirement Benefit Plans

16. Cash Deposits

17. Liquidity and Financing Agreements

18. Fair Value Measurements

19. Commitments and Contingencies

20. Warranty Obligations

21. Income Taxes

22. Other Income, Net

23. Segment, Geographical Area and Major Customer Information

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.	Organization and Summary of Significant Accounting Policies

General

Dana Holding Corporation (Dana), incorporated in Delaware in 2007, is headquartered in Toledo, Ohio. We are a leading supplier of axle, driveshaft, structural, sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world.

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

This report, as discussed in Note 2, includes the results of the implementation of the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and the effects of the adoption of fresh start accounting. In accordance with generally accepted accounting principles in the United States (GAAP), historical financial statements of Prior Dana will be presented separately from Dana results in this filing and future filings. The implementation of the Plan and the application of fresh start accounting as discussed in Note 2. result in financial statements that are not comparable to financial statements in periods prior to emergence.

Summary of Significant Accounting Policies

Basis of Presentation — As discussed in Note 2, the Debtors reorganized under Chapter 11 of the United States Bankruptcy Code. American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

We adopted SOP 90-7 on March 3, 2006 (the Filing Date) and prepared our financial statements in accordance with its requirements through January 31, 2008. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization and related restructuring of our business were reported separately as reorganization items in our statement of operations. Our balance sheet prior to February 1, 2008 distinguishes pre-petition liabilities subject to compromise both from those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that were affected by the plan of reorganization were reported at the amounts expected to be allowed by the Bankruptcy Court. In addition, cash provided by or used for reorganization items is disclosed separately in our statement of cash flows.

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

Discontinued Operations — In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on two lines in the income statement. SFAS 144 requires the reclassification of amounts presented for prior years to reflect their classification as discontinued operations.

With respect to the consolidated balance sheets prior to 2008, the assets and liabilities not subject to compromise relating to our discontinued operations were aggregated and reported separately as assets and liabilities of discontinued operations following the decision to dispose of the components. There were no assets or liabilities of discontinued operations remaining at December 31, 2008. The balance sheet at December 31, 2007 included the residual assets and liabilities of certain pump products operations sold in 2008. In the consolidated statement of cash flows, the cash flows of discontinued operations are reported in the applicable line items with continuing operations. See Note 5 for additional information regarding discontinued operations.

Cash and Cash Equivalents — For purposes of reporting cash flows, we consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities that satisfy the criteria for cash equivalents are classified accordingly.

The ability to move cash among operating locations is subject to the operating needs of those locations in addition to locally imposed restrictions on the transfer of funds in the form of dividends, cash advances or loans. In addition, we must meet distributable reserve requirements. Restricted net assets related to our consolidated subsidiaries, which totaled $139 as of December 31, 2008, are attributable to our Venezuelan and Chinese operations which are subject to governmental limitations on their ability to transfer funds outside each of those countries. During 2008, 2007 and 2006, the parent company received dividends from consolidated subsidiaries of $124, $76 and $81. Dividends from less than 50%-owned affiliates in 2008 were $10 and $1 or less in 2007 and 2006.

Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the last-in, first-out (LIFO) basis for U.S. inventories, and on the average or first-in, first-out (FIFO) cost basis for most non-U.S. inventories. In connection with our adoption of fresh start accounting on February 1, 2008, inventories were revalued using the methodology outlined in Note 2 and increased by $169, including the elimination of the U.S. LIFO reserve of $120. Of this increase, $15 related to FIFO basis inventory outside of the U.S. The $15 was recognized in cost of sales as the inventory was sold, negatively impacting gross margin, primarily in the first quarter with a nominal amount in the second quarter.

Property, Plant and Equipment — As a result of our adoption of fresh start accounting on February 1, 2008, property, plant and equipment have been stated at fair value (see Note 2) with useful lives ranging from two to thirty years. Useful lives of newly acquired asset lives are generally twenty to thirty years for buildings and building improvements, five to ten years for machinery and equipment, three to five years for tooling and office equipment and three to ten years for furniture and fixtures. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. Prior to the Effective Date, property, plant and equipment of Prior Dana was recorded at cost. If assets are impaired their value is reduced by an increase in the depreciation reserve.

Pre-Production Costs Related to Long-Term Supply Arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2008, the machinery and equipment component of property, plant and equipment included $8 of our tooling related to long-term supply arrangements and $1 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $34 of costs related to tooling that we have a contractual right to collect from our customers.

Impairment of Long-Lived Assets — We review the carrying value of amortizable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair values less costs to sell and are no longer depreciated.

Goodwill — Goodwill recorded at emergence represents the excess of the reorganization value of Dana over the fair value of specific tangible and intangible assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we test goodwill for impairment on an annual basis unless conditions arise that warrant an interim review. The annual impairment tests are performed as of October 31. In assessing the recoverability of goodwill, estimates of fair value are based upon consideration of various valuation methodologies, including projected future cash flows and multiples of current earnings. If these estimates or related projections change in the future, we may be required to record goodwill impairment charges. See Note 10 for more information regarding goodwill and a discussion of the impairment of goodwill in the second and third quarters of 2008.

Intangible Assets — SFAS No. 141, “Business Combinations” (SFAS 141) requires intangible assets to be recorded separately from goodwill if they meet certain criteria. Intangible assets valued in connection with fresh start accounting include customer contracts, developed technology and trademarks and trade names. Customer contracts and developed technology have finite lives while substantially all of the trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators exist. Historically we carried nominal values for acquired patent and trademark intangibles at cost. See Notes 2 and 10 for more information about intangible assets.

Long-Lived Assets and Liabilities — As required by SFAS 141, in connection with the application of fresh start accounting we discounted our asbestos and worker’s compensation liabilities and the related amounts recoverable from the insurers. We discounted the projected cash flows using a risk-free rate of 4.0%, which we interpolated for the applicable period using U.S. Treasury rates. Use of a risk free rate was considered appropriate given that other risks affecting the volume and timing of payments had been considered in developing the probability-weighted projected cash flows.

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

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Foreign currency forward contracts, the interest rate swap contracts and long-term notes receivable are carried at their fair values. Borrowings under our credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

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

Pension and Other Postretirement Benefits — We sponsor a number of defined benefit pension plans covering eligible salaried and hourly employees. Benefits are determined based upon employees’ length of service, wages or a combination of length of service and wages. Our practice is to fund these costs through deposits with trustees in amounts that, at a minimum, satisfy the applicable local funding regulations. We also provide other postretirement benefits including medical and life insurance for certain eligible employees upon retirement. Benefits are determined primarily based upon employees’ length of service and include applicable employee cost sharing. Our policy is to fund these benefits as they become due.

Annual net pension and postretirement benefits expenses and the related liabilities are determined on an actuarial basis. These plan expenses and obligations are dependent on management’s assumptions developed in consultation with our actuaries. We review these actuarial assumptions at least annually and make modifications when appropriate. With the input of independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact our financial position, results of operations, or cash flows. See Note 15 for additional information about these plans.

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

Equity-Based Compensation — We measure compensation cost arising from the grant of share-based awards to employees at fair value in accordance with SFAS No. 123(R), “Share-Based Payment.” We recognize such costs in income over the period during which the requisite service is provided, usually the vesting period.

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

Foreign Currency Translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other income. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of Comprehensive loss in stockholders’ equity. For operations whose functional currency is the U.S. dollar, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates.

Income Taxes — In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater-than-50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the related interest cost has also been recognized.

Deferred income taxes are provided for future tax effects attributable to temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating losses (NOLs), tax credit and other carryforwards. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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

We provide a valuation allowance against our net deferred tax assets if, based upon available evidence, we determine that it is more likely than not that some portion or all of the recorded net deferred tax assets will not be realized in future periods. Creating a valuation allowance serves to increase income tax expense during the reporting period. Once created, a valuation allowance against net deferred tax assets is maintained until realization of the deferred tax asset is judged more likely than not to occur. Reducing a valuation allowance against net deferred tax assets serves to reduce income tax expense in the reporting period of change unless the reduction occurs due to the expiration of the underlying loss or tax credit carryforward period. See Note 21 for an explanation of the valuation allowance adjustments made for our net deferred tax assets and additional information on income taxes.

Earnings Per Share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average common shares outstanding during the period. Prior Dana shares were cancelled at emergence and shares in Dana were issued. Therefore the earnings per share information for Dana is not comparable to Prior Dana earnings per share. See Note 13 for details of the shares outstanding.

Reclassifications — Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements — In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 expands disclosures about the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. An employer is also required to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, “Fair Value Measurements” (SFAS 157). Those disclosures include the level within the fair value hierarchy in which fair value measurements of plan assets fall, information about the inputs and valuation techniques used to measure the fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. The new disclosures are required to be included in financial statements for years ending after December 15, 2009.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (FAS 140-4 and FIN 46(R)-8). FAS 140-4 and FIN 46(R)-8 amend both SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” and FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. The adoption of this statement did not have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. We adopted FSP 142-3 effective January 1, 2009 and it did not have a significant impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose additional information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. We will adopt SFAS 161 effective January 1, 2009 and we do not expect that it will have a significant impact on the notes to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. SFAS 160 is effective January 1, 2009 and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The presentation and disclosure requirements of this standard must be applied retrospectively for all periods presented. The adoption of this standard will impact how we present and disclose non-controlling interests in our financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (SFAS 141(R)) which replaces SFAS 141. SFAS 141(R) is effective for us as of January 1, 2009. It retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Early adoption was not permitted. SFAS 141(R) will not have a significant impact on our financial position and results of operations; however, any business combination entered into after the adoption may significantly impact our financial position and results of operations when compared to acquisitions accounted for under existing GAAP and could result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies. We will apply the standard prospectively to all business combinations subsequent to the effective date.

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

Claims resolution — On December 26, 2007, the Bankruptcy Court entered an order (the Confirmation Order) confirming the Plan and, on the Effective Date, the Plan was consummated and we emerged from bankruptcy. As provided in the Plan and the Confirmation Order, we issued and distributed approximately 70 million shares of Dana common stock (valued in reorganization at $1,628) on the Effective Date to holders of allowed general unsecured claims in Class 5B totaling approximately $2,050. Pursuant to the Plan, we also issued and set aside approximately 28 million additional shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence, we have issued an additional 23 million shares for allowed claims (valued in reorganization at $520), increasing the total shares issued to 93 million (valued in reorganization at $2,148) for unsecured claims of approximately $2,238. The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $122). The remaining disputed and unliquidated claims total approximately $107. To the extent that these remaining claims are settled for less than the 5 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B. The terms and conditions governing these distributions are set forth in the Plan and the Confirmation Order.

Under the provisions of the Plan, approximately two million shares of common stock (valued in reorganization at $45) have been issued and distributed since the Effective Date to pay emergence bonuses to union employees and non-union hourly and salaried non-management employees. The original accrual of $47 on the Effective Date included approximately 65,000 shares (valued in reorganization at $2) that were not utilized for these bonuses. These shares will be distributed instead to the holders of allowed general unsecured claims in Class 5B as provided in the Plan.

Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to Voluntary Employee Benefit Associations (VEBAs) established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $100 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims. Additional cash payments of $86, primarily federal, state, and local tax claims are expected to be paid in the second half of 2009.

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

The basis for the DCF was the projections published in the Plan. These five-year estimates included projected changes associated with our reorganization initiatives, anticipated changes in general market conditions, including variations in market regions and known new business gains and losses, as well as other factors considered by Dana management. We completed the DCF analysis by operating segment in late 2007 using discount rates ranging from 10.5% to 11.5% based on a capital asset pricing model which utilized weighted-average cost of capital relative to certain automotive and heavy vehicle reference group companies. The estimated enterprise value and the resulting equity value were highly dependent on the achievement of the future financial results contemplated in the projections that were published in the Plan. The estimates and assumptions made in our valuation were inherently subject to significant uncertainties, many of which are beyond our control, and there was no assurance that these results could be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the measurement value included the revenue assumptions, anticipated levels of commodity costs, achievement of the cost reductions outlined in our 2007 Form 10-K, the discount rate utilized, expected foreign exchange rates, the demand for pickup trucks and SUVs and the overall strength of the U.S. automotive markets. The primary assumptions for conditions expected to be different from conditions in late 2007 were stronger light vehicle and off-highway markets outside North America and a peak in demand for Class 8 trucks in North America in 2009 related to stricter U.S. emission standards that become effective in 2010.

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

Under fresh start accounting, this compromise total enterprise value was adjusted for Dana’s available cash and was allocated to our assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in SFAS 141. Available cash was determined by adjusting actual cash at emergence for emergence-related cash activity expected to occur after January 31, 2008. The valuations required to determine the fair value of certain of Dana’s assets as presented below represent the results of valuation procedures we performed. The enterprise reorganization value, after adjustments for available cash, is reduced by debt, minority interest and preferred stock with the remainder representing the value to common shareholders.

The significant assumptions related to the valuations of our assets in connection with fresh start accounting included the following:

Inventory — The value of inventory for fresh start accounting was based on the following:

•	The fair value of finished goods was calculated as the estimated selling price of the finished goods on hand, less the costs to dispose of that inventory (i.e., selling costs) and a reasonable profit margin for the selling effort.

•	The fair value of work in process was calculated as the selling price less the sum of costs to complete the manufacturing process, selling costs and a reasonable profit on the remaining manufacturing effort and the selling effort based on profits for similar finished goods.

•	The fair value of raw material inventory was its current replacement cost.

Fixed Assets — Except for specific fixed assets identified as held for sale, which were valued at their estimated net realizable value, fixed assets were valued at fair value. In establishing fair value, three approaches were utilized to ensure that all market conditions were considered:

•	The market or comparison sales approach uses recent sales or offerings of similar assets currently on the market to arrive at a probable selling price. In applying this method, aligning adjustments were made to reconcile differences between the comparable sale and the appraised asset.

•	The cost approach considers the amount required to construct or purchase a new asset of equal utility, then adjusts the value in consideration of all forms of depreciation as of the appraisal date as described below:

•	Physical deterioration — the loss in value or usefulness attributable solely to physical causes such as wear and tear and exposure to the elements.

•	Functional obsolescence — a loss in value due to factors inherent in the property itself and due to changes in design or process resulting in inadequacy, overcapacity, excess construction, lack of functional utility or excess operation costs.

•	Economic obsolescence — loss in value by unfavorable external conditions such as economics of the industry, loss of material and labor sources or change in ordinances.

•	The income approach considers value in relation to the present worth of future benefits derived from ownership and is usually measured through the capitalization of a specific level of income.

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

Intangible Assets — The financial information used to determine the fair value of intangible assets was consistent with the information used in estimating the enterprise value of Dana. Following is a summary of each category considered in the valuation of intangible assets:

•	Core technology — An income approach, the relief from royalty method, was used to value developed technology at $99 as of January 31, 2008. Significant assumptions included development of the forecasted revenue streams for each technology category by geographic region, estimated royalty rates for each technology category, applicable tax rates by geographic region and appropriate discount rates which considered variations among markets and geographic regions.

•	Trademarks and trade names — Four trade names/trademarks were identified as intangible assets: Dana®, Spicer®, Victor-Reinz® and Long®. An income approach, the relief from royalty method, was used to value trademarks and trade names at $90 as of January 31, 2008. Significant assumptions included the useful life, the forecasted revenue streams for each trade name/trademark by geographic region, estimated applicable royalty rate for each technology category, applicable tax rates by geographic region and appropriate discount rates. For those indefinite-lived trade names/trademarks (Dana® and Spicer®), terminal growth rates were also estimated.

•	Customer contracts and related relationships — Customer contracts and related relationships were valued by operating segment utilizing an income approach, the multi-period excess earnings method, which resulted in a valuation of $491. Significant assumptions included the forecasted revenue streams by customer by geographic region, the estimated contract renewal probability for each operating segment, estimated profit margins by customer by region, estimated charges for contributory assets for each customer (fixed assets, net working capital, assembled workforce, trade names/trademarks and developed technology), estimated tax rates by geographic region and appropriate discount rates.

The adjustments presented below were made to our January 31, 2008 balance sheet. The balance sheet reorganization and fresh start adjustments presented below summarize the impact of the adoption of the Plan and the fresh start accounting entries as of the Effective Date.

DANA HOLDING CORPORATION

REORGANIZED CONSOLIDATED BALANCE SHEET

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments(1)		Adjustments		Dana

Assets
Current assets
Cash and cash equivalents	$1,199	$948	(2)	$—		$2,147
Accounts receivable
Trade, less allowance for doubtful accounts	1,255			1	(6)	1,256
Other	316			(1	)(6)	315
Inventories	843			169	(6)	1,012
Other current assets	127			(32	)(6)	95

Total current assets	3,740	948		137		4,825

Goodwill	352			(50	)(6)	302 (5)
Intangibles	1			679	(6)	680
Investments and other assets	294	40	(2)	(35	)(6)	299
		(18	)(3)	(35	)(7)	(53)

	294	22		(70)		246

Investments in affiliates	172			9	(6)	181
Property, plant and equipment, net	1,763			278	(6)	2,041

Total assets	$6,322	$970		$983		$8,275

Liabilities and Stockholders’ equity (deficit)
Current liabilities
Notes payable, including current portion of long-term debt	$177	$(49	)(2)			128
		15	(2)			15

	177	(34)				143

Debtor-in-possession financing	900	(900	)(2)
Accounts payable	1,094					1,094
Accrued payroll and employee benefits	267			1	(6)	268
Taxes on income including current deferred	132					132
Other accrued liabilities (including VEBA paid on February 1)	436	815	(3)	21	(6)	1,272
		86	(3)			86
		(15	)(2)			(15)

	436	886		21		1,343 (2)

Total current liabilities	3,006	(48)		22		2,980

Liabilities subject to compromise	3,382	(3,327	)(3)			55
		(55	)(2)			(55)

	3,382	(3,382)

	January 31, 2008
	Prior	Reorganization		Fresh Start
	Dana	Adjustments(1)		Adjustments		Dana

Deferred employee benefits and other non-current liabilities	650			(29	)(6)	621
				105	(7)	105
				178	(6)	178

	650			254		904

Long-term debt	19					19
Term loan facility		1,221	(2)			1,221
Minority interest in consolidated subsidiaries	96			16	(6)	112

Total liabilities	7,153	(2,209)		292		5,236

Series A preferred stock		242	(2)			242
Series B preferred stock		529	(2)			529
Common stock — successor		1	(3)(5)			1
Additional paid-in capital — successor		2,267	(3)(5)			2,267
Common stock — predecessor	150	(150	)(4)
Additional paid-in capital — predecessor	202	(202	)(4)
Accumulated deficit	(515)	27	(3)	831	(6)	343
		(104	)(3)	(591	)(8)	(695)
		352	(4)			352

	(515)	275		240

Accumulated other comprehensive loss	(668)	278	(3)	591	(8)	201
		(61	)(3)	(140	)(7)	(201)

	(668)	217		451

Total stockholders’ equity (deficit)	(831)	3,179		691		3,039

Total liabilities and stockholders’ equity	$6,322	$970		$983		$8,275

Explanatory Notes

(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common and preferred stock, and the cancellation of Prior Dana common stock.

(2)	Cash proceeds at emergence (net of cash payments):

Amount borrowed under the Exit Facility	$1,350
Original issue discount (OID)	(114)

Exit Facility, net of OID ($15 current, $1,221 to long-term debt)	1,236
Less: deferred issuance fees	(40)

Exit Facility net proceeds	1,196
Preferred stock issuance, net of fees and expenses — Series A	242
Preferred stock issuance, net of fees and expenses — Series B	529
Repayment of DIP lending facility	(900)
Non-union retiree VEBA obligation payment	(55)
Fees paid at emergence (including $10 previously accrued)	(15)
Payment to DCC bondholders	(49)

Net cash	$948

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

(3)	Retirement of liabilities subject to compromise (LSTC):

Liabilities subject to compromise	$3,382
APBO reduction charged to LSTC and credited to Accumulated other comprehensive loss (See Note 15 to the consolidated financial statements)	(278)
Non-union retiree VEBA obligation payment	(55)
New common stock and paid-in capital issued to satisfy allowed and disputed claims	(2,268)
Claims to be satisfied in cash transferred to Other accrued liabilities at January 31, 2008 (includes $733 union VEBA obligation paid on February 1)	(815)
Prior service credits recognized (See Note 15 to the consolidated financial statements)	61

Gain on settlement of Liabilities subject to compromise	$27

Deferred tax assets not realizable due to emergence	$(18)
Reorganization costs accrued at emergence (includes $47 of emergence bonuses)	(86)

Total reorganization costs incurred at emergence (See Note 3 to the consolidated financial statements)	$(104)

This entry records reorganization costs of $104 incurred as a result of emergence and a gain of $27 on extinguishment of the obligations pursuant to implementation of the Plan.

Other accrued liabilities include a $733 liability to the union VEBAs. On February 1, 2008, Dana paid this obligation and borrowed the remaining $80 of the term loan commitment in (2) above. Payments after January 31, under the terms of the Plan, were expected to include approximately $212 of administrative claims, priority tax claims and other classes of allowed claims, and were also included in other accrued liabilities of Dana at January 31, 2008.

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

The per share value of $23.15 was utilized to record the shares issued for allowed claims, the shares issued for the disputed claims reserve and the liability for shares issued to employees subsequent to January 31, 2008 as emergence bonuses. The $1,129 in the caption “Adjustments to cash assumptions used in valuation and emergence-related cash payments” in the table above represents adjustments to cash on hand for the then estimated amounts expected to be paid for bankruptcy claims and fees after emergence of $962 (VEBA payments of $733, remaining administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims of $212 and settlements (cures) for contract rejections of $17). In addition, consistent with assumptions made in the valuation of enterprise value, available cash was reduced by $56 for DCC settlements and $111 for cash deposits which support letters of credit, a number of self-insured programs and lease obligations, all of which were deemed to be unavailable to Dana.

The following table summarizes the allocation of fair values of the assets and liabilities at emergence as shown in the reorganized consolidated balance sheet as of January 31, 2008:

Cash	$2,147
Current Assets	2,678
Goodwill	302
Intangibles	680
Investments and other assets	246
Investments in affiliates	181
Property, plant and equipment, net	2,041

Total assets	8,275
Less current liabilities (including notes payable and current portion of long-term debt)	(3,016)
Less long-term debt	(1,240)
Less long-term liabilities and minority interests	(980)

Total liabilities acquired	(5,236)

Net assets acquired	$3,039

(6)	This entry records the adjustments for fresh start accounting including the write-up of inventory and the adjustment of property, plant and equipment to its appraised value. Fresh start adjustments for intangible assets are also included and are based on valuations discussed above. The adjustments required to report assets and liabilities at fair value under fresh start accounting resulted in a pre-tax adjustment of $1,009, which was reported as fresh start accounting adjustments in the consolidated statement of operations for January 2008. Income tax expense for January included $178 of tax expense related to these adjustments, reducing to $831 the impact of fair value adjustments on net income for the month and on the accumulated deficit at January 31, 2008.

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

(7)	Charge to accumulated other comprehensive loss for the remeasurement of retained employee benefit plans. See Note 15 to the consolidated financial statements.

Reduction of pension plan net assets	$(35)
Increase in deferred employee benefits and other non-current liabilities	(105)

Charge to accumulated other comprehensive loss	$(140)

(8)	Adjusts accumulated other comprehensive loss to zero.

Note 3.	Reorganization Proceedings

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

Liabilities subject to compromise in the consolidated balance sheet included those of our discontinued operations and consisted of the following at December 31, 2007:

2007

Accounts payable	$285
Pension and other postretirement obligations	1,034
Debt (including accrued interest of $39)	1,621
Other	571

Consolidated liabilities subject to compromise	3,511
Payables to non-Debtor subsidiaries	402

Debtor liabilities subject to compromise	$3,913

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

The reorganization items in the consolidated statement of operations consisted of the following items:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2008	2008	2007	2006
Professional fees	$19	$27	$131	$124
Contract rejections and claim settlements prior to emergence			134	8
Employee emergence bonus		47
Foreign tax costs due to reorganization		33
Other	6	19	25	17
Interest income		(1)	(15)	(6)

Total reorganization items	25	125	275	143
Gain on settlement of liabilities subject to compromise	(1)	(27)

Reorganization items, net	$24	$98	$275	$143

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

Debtor in Possession Financial Information

In accordance with SOP 90-7, aggregate financial information of the Debtors is presented below for the years ended December 31, 2007 and 2006. Intercompany balances between Debtors and non-Debtors are not eliminated. The investment in non-Debtor subsidiaries is accounted for on an equity basis and, accordingly, the net loss reported in the debtor-in-possession statement of operations is equal to the consolidated net loss.

DANA CORPORATION

DEBTOR IN POSSESSION
STATEMENT OF OPERATIONS
(Non-Debtor entities, principally non-U.S. subsidiaries, reported as equity earnings)

	Year Ended December 31,
	2007	2006

Net sales
Customers	$3,975	$4,180
Non-Debtor subsidiaries	254	250

Total	4,229	4,430
Costs and expenses
Cost of sales	4,243	4,531
Selling, general and administrative expenses	226	270
Realignment and impairment	102	56
Other income, net	227	174

Loss from continuing operations before interest, reorganization items and income taxes	(115)	(253)
Interest expense (contractual interest of $180 and $162 for the years ended December 31, 2007 and 2006)	72	73
Reorganization items, net	265	117

Loss from continuing operations before income taxes	(452)	(443)
Income tax benefit (expense)*	55	(56)
Minority interest income	2
Equity in earnings of affiliates	3	5

Loss from continuing operations	(392)	(494)
Loss from discontinued operations	(186)	(72)
Equity in earnings (loss) of non-Debtor subsidiaries	27	(173)

Net loss	$(551)	$(739)

*	Income tax expense is reported in 2006 in the Debtor in Possession Statement of Operations as a result of DCC (a non-Debtor) being reported in this statement on an equity basis. Within DCC’s results, which are included in Equity in earnings (loss) of non-Debtor subsidiaries in this statement, are net tax benefits of $68 which were recognized in accordance with DCC’s Tax Sharing Agreement (TSA) with Dana. Because DCC is included in our consolidated U.S. federal tax return and we were unable to recognize U.S. tax benefits due to the valuation allowance against our U.S. deferred tax assets, a tax provision is required in the Dana parent company financial statements to offset the tax benefits recorded by DCC. The TSA was cancelled in December 2006 in connection with the Settlement Agreement between DCC and Dana. DCC’s tax liabilities totaling $86 at the time of the TSA cancellation were treated by us as a capital contribution.

DANA CORPORATION

DEBTOR IN POSSESSION
BALANCE SHEET
(Non-Debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

December 31,
2007

Assets
Current assets
Cash and cash equivalents	$510
Accounts receivable
Trade, less allowance for doubtful accounts of $20 in 2007 and $23 in 2006	414
Other	97
Inventories	273
Other current assets	34

Total current assets	1,328
Investments and other assets	432
Investments in equity affiliates	131
Investments in non-Debtor subsidiaries	2,220
Property, plant and equipment, net	821

Total assets	$4,932

Liabilities and shareholders’ deficit
Current liabilities
Debtor-in-possession financing	$900
Accounts payable	331
Other accrued liabilities	292

Total current liabilities	1,523
Liabilities subject to compromise	3,913
Other non-current liabilities	278

Commitments and contingencies (Note 19)
Total liabilities	5,714
Shareholders’ deficit	(782)

Total liabilities and shareholders’ deficit	$4,932

DANA CORPORATION
DEBTOR IN POSSESSION

STATEMENT OF CASH FLOWS
(Non-Debtor entities, principally non-U.S. subsidiaries, reported as equity investments)

	Year Ended December 31,
	2007	2006

Operating activities
Net loss	$(551)	$(739)
Depreciation and amortization	136	127
Loss on sale of assets	105
Deferred income taxes	(106)	56
Impairment and divestiture-related charges	94	18
Reorganization items, net of payments	154	26
Equity in losses of non-Debtor subsidiaries, net of dividends	49	173
Payment to VEBAs for postretirement benefits	(27)
OPEB payments in excess of expense	(76)
Intercompany settlements	135
Changes in working capital	62	46
Other	118	95

Net cash flows provided by (used for) operating activities	93	(198)

Investing activities
Purchases of property, plant and equipment	(81)	(150)
Proceeds from sale of businesses	42
Other	42	(46)

Net cash flows provided by (used for) investing activities	3	(196)

Financing activities
Proceeds from debtor-in-possession facility	200	700
Payments on long-term debt	(2)	(21)
Net change in short-term debt		(355)

Net cash flows provided by financing activities	198	324

Net increase (decrease) in cash and cash equivalents	294	(70)
Cash and cash equivalents — beginning of period	216	286

Cash and cash equivalents — end of period	$510	$216

Note 4.	Divestitures and Acquisitions

Divestitures

In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we have reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations was completed in the first quarter of 2008. These divestitures and others are summarized below.

In January 2007, we sold our trailer axle business manufacturing assets for $28 in cash and recorded an after-tax gain of $14. In March 2007, we sold our engine hard parts business to MAHLE GmbH (MAHLE) and received cash proceeds of $98. We recorded an after-tax loss of $42 in the first quarter of 2007 in connection with this sale and an after-tax loss of $3 in the second quarter related to a South American operation. During the first quarter of 2008, we recorded an expense of $5 in discontinued operations associated with a post-closing adjustment to reinstate certain retained liabilities of this business.

In March 2007, we sold our 30% equity interest in GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG) to our joint venture partner, an affiliate of GETRAG, for $207 in cash. An impairment charge of $58 had been recorded in the fourth quarter of 2006 to adjust this equity investment to fair value and an additional charge of $2 after tax was recorded in the first quarter of 2007 based on the value of the investment at closing.

In August 2007, we executed an agreement relating to our two remaining joint ventures with GETRAG. These agreements provided for relief from non-compete provisions; the grant of a call option to GETRAG to acquire our ownership interests in the two joint ventures for $75; our payment of GETRAG claims of $11 under certain conditions; the withdrawal of bankruptcy claims of approximately $66 relating to our alleged breach of certain non-compete provisions; the amendment, assumption, rejection and/or termination of certain other agreements between the parties; and the grant of certain mutual releases by us and various other parties. We recorded the $11 claim in liabilities subject to compromise and as an expense in other income, net in the second quarter of 2007 based on the determination that the liability was probable. The $11 liability was reclassified to other current liabilities at December 31, 2007.

In September 2008, we amended our agreement with GETRAG and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the $11. As a result of these adjustments, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates.

In July and August 2007, we completed the sale of our fluid products hose and tubing business to Orhan Holding A.S. and certain of its affiliates. Aggregate cash proceeds of $84 were received from these transactions, and an aggregate after-tax gain of $32 was recorded in the third quarter in connection with the sale of this business. Additional adjustments to this sale were made during the first quarter of 2008, when we recorded an expense of $2 in discontinued operations associated with a post-closing purchase price adjustment and in the third quarter of 2008 when we incurred $1 of settlement costs and related expenses.

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

In January 2008, we completed the sale of the remaining assets of the pump products business to Melling Tool Company, generating proceeds of $5 and an after-tax loss of $1 that was recorded in the first quarter of 2008. Additional post-closing purchase price adjustments of $1 were recorded in the second quarter of 2008.

In the third quarter of 2008, we indicated that we were evaluating a number of strategic options in our non-driveline automotive businesses. We incurred costs of $10 reported in other income, net during 2008 in connection with the evaluation of these strategic options. We are continuing to evaluate strategic options in our Structures segment.

Acquisitions

In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (Dongfeng Axle, a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd.) from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Dana Mauritius has agreed, subject to certain conditions, to purchase an additional 46% equity interest in Dongfeng Dana Axle Co., Ltd. by June 2010 for approximately $55.

Note 5.	Discontinued Operations

Since 2005, the results of operations of our engine hard parts, fluid products and pump products businesses have been aggregated and presented as discontinued operations through their respective dates of divestiture. We periodically reduced the underlying net assets of the discontinued operations to their fair value less cost to sell. These valuation adjustments were recorded in the discontinued operations results as impairment charges.

Additional provisions of $137 were recorded in 2006 to adjust the net assets of the discontinued operations to their revised fair value less cost to sell. Included in the $137 were $75 related to engine hard parts, $44 to fluid routing and $18 to pump products. Tax benefits of these adjustments related primarily to the non-U.S. entities and totaled $21 in 2006.

The sales of these businesses were substantially completed during 2007 as discussed in Note 4, resulting in an aggregate after-tax loss upon sale of $36 during 2007.

The results of the discontinued operations were as follows:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
Sales	$—	$6	$495	$1,220
Cost of sales		6	500	1,172
Selling, general and administrative			26	68
Impairment charges			4	137
Realignment and other (income) expense, net	4	8	57	(15)

Loss before income taxes	(4)	(8)	(92)	(142)
Income tax benefit (expense)		2	(26)	21

Loss from discontinued operations	$(4)	$(6)	$(118)	$(121)

Realignment and other (income) expense, net for the eleven months ended December 31, 2008 includes post-closing purchase price adjustments of $3 while January 2008 included a pre-tax loss of $1 on the sale of the remaining pump products business and a post-closing adjustment of $5 related to the sale of the engine hard parts business in the prior year.

During 2007 we recorded pre-tax losses of $16 upon completion of the sales of businesses, charges of $17 for settlement of pension obligations in the U.K. (see Note 15) relating to discontinued operations and $20 for a bankruptcy claim settlement with the purchaser of a previously sold discontinued business.

The sales and net loss of our discontinued operations consisted of the following:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
Sales
Engine	$—	$—	$131	$657
Fluid			276	463
Pump		6	88	100

Total Discontinued Operations	$—	$6	$495	$1,220

Net loss
Engine	$(1)	$(4)	$(68)	$(63)
Fluid	(2)	(1)	(6)	(57)
Pump	(1)	(1)	(23)	2
Other			(21)	(3)

Total Discontinued Operations	$(4)	$(6)	$(118)	$(121)

The assets and liabilities of discontinued operations reported in the consolidated balance sheet at December 31, 2007 consisted of assets of $24, primarily accounts receivable ($13) and inventory ($5), and liabilities of $9, primarily accounts payable of $6. There were no assets or liabilities of discontinued operations as of December 31, 2008. In the consolidated statement of cash flows, the cash flows of discontinued operations have been reported in the respective categories of cash flows, along with those of our continuing operations.

Note 6.	Realignment of Operations

Realignment of our manufacturing operations was an essential component of our bankruptcy reorganization plans. We focused on eliminating excess capacity, closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and on reducing and realigning overhead costs. In connection with the adoption of fresh start accounting, the facilities expected to be closed in 2008 were treated as closures of acquired facilities in accordance with Emerging Issues Task Force Issue No. 95-3 and we recorded $32 for closure-related obligations.

In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility. Realignment expense includes severance and other costs associated with the termination of approximately 160 employees and costs being incurred to transfer the manufacturing operations to certain facilities in Mexico.

In June 2008, we announced the closure of our Light Axle foundry in Venezuela. Realignment expense includes severance and other costs associated with the termination of approximately 500 employees and accelerated depreciation of certain manufacturing equipment.

In addition to charges associated with the closure of the Canadian Commercial Vehicle and Venezuelan Light Axle operations described above, realignment expense includes costs associated with previously announced actions. These costs include various employee buyout programs, primarily in the Light Axle and Driveshaft businesses in the U.S., and costs being incurred to transfer certain U.S. manufacturing operations to Mexico, primarily in the Driveshaft and Commercial Vehicle businesses.

In the third quarter of 2008 we entered into an agreement to sell our corporate headquarters. The excess book value is being recognized as accelerated depreciation from the date we entered the agreement through the closing of the sale in February 2009. Under the terms of the agreement, we expect to occupy the property until the fourth quarter of 2009. Headquarters personnel will relocate to other Toledo, Ohio-area facilities.

In October 2008, we announced the planned closure of our Magog Driveshaft facility in Canada. During the fourth quarter of 2008, we recorded a charge of $3 related to this closure, primarily for the severance of approximately 120 employees.

To respond to current economic and market challenges, particularly lower production volumes, we have initiated further cost reduction plans and expect additional workforce reductions and plant closures in 2009 and 2010. In 2008, we achieved a global workforce reduction of approximately 6,000 employees of which approximately 5,000 occurred in North America.

During the fourth quarter of 2008, we also offered a voluntary separation program to our salaried workforce, predominantly in the United States and Canada. As of December 31, 2008, we have recorded a liability of $17, representing severance and related benefit costs for approximately 275 employees who accepted this offer and whose employment was terminated during December 2008. Certain other employees in North America accepted the offer of voluntary separation but the separation has been deferred until a specified date in the first quarter of 2009. An estimated additional charge of $11 for severance and related benefit costs for such employees will be accrued over the period during which the employees are retained. We expect approximately 125 additional employees to be terminated as part of this program on or before March 31, 2009.

During the fourth quarter of 2008, we also recorded approximately $17 of other severance costs associated with the realignment of our global businesses, $7 of additional costs incurred to transfer certain U.S. and Canadian production to Mexico, primarily in the Driveshaft and Commercial Vehicle businesses, $8 of asset impairment costs and $4 of other costs.

During 2007, we completed the closure of fifteen facilities and recorded the costs shown below. Included in 2007 realignment charges is $69 relating primarily to the ongoing facility closure activities associated with previously announced manufacturing footprint actions and other restructuring or downsizing actions. The remaining $136 ($8 in the first quarter of 2007 and $128 in the second quarter of 2007) relates to the pension liabilities of our restructured U.K. operations (see Note 15). The pension curtailment charge of $8 was recorded as a realignment charge in the first quarter of 2007 and in April 2007, the U.K. subsidiaries settled their pension plan obligations to the plan participants through a cash payment of $93 and the transfer of a 33% equity interest in our remaining U.K. axle and driveshaft operating businesses to the plans. Concurrent with the cash payment and equity transfer, a pension settlement charge of $145 was recorded in the second quarter of 2007 ($128 as a realignment expense in continuing operations (see above) and $17 expensed in discontinued operations).

Depending on the details of the restructuring activities, including the nature, type and conditions associated with severance benefits and other exit costs and activities, we accrue for these actions in accordance with the appropriate provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

The following table shows the realignment charges and related payments and adjustments, including the amounts accrued in January 2008 under fresh start accounting but exclusive of the U.K. pension charges discussed above, recorded in our continuing operations during 2008, 2007 and 2006.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total

Balance at December 31, 2005	$41	$—	$15	$56
Activity during the year
Charged to realignment	78	4	15	97
Adjustments of accruals	(4)		(1)	(5)
Transfer of balances	(20)		(6)	(26)
Non-cash write-off		(4)		(4)
Cash payments	(31)		(13)	(44)

Balance at December 31, 2006	64		10	74
Activity during the year
Charged to realignment	33	18	50	101
Adjustments of accruals	(29)		(3)	(32)
Non-cash write-off		(18)		(18)
Cash payments	(15)		(42)	(57)

Balance at December 31, 2007	53		15	68
Activity during the period
Charged to realignment	7	2	3	12
Fresh start adjustment			32	32
Non-cash write-off		(2)		(2)
Cash payments	(2)		(3)	(5)

Balance at January 31, 2008	58		47	105
Activity during the period
Charged to realignment	77	14	34	125
Adjustments of accruals	(11)			(11)
Non-cash write-off		(14)		(14)
Cash payments	(62)		(66)	(128)
Currency impact	(7)		(5)	(12)

Balance at December 31, 2008	$55	$—	$10	$65

The transfer of balances in 2006 moves a portion of the accrual from our realignment accruals to the pension liability accruals.

In addition to the plant closures discussed above, downsizing actions at several locations also resulted in terminations which are included above. At December 31, 2008, $65 of realignment accruals remained in accrued liabilities, including $55 for the reduction of approximately 1,700 employees to be completed over the next two years and $10 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $62 in 2009 and $3 thereafter. In addition to the $65 accrued at December 31, 2008, we estimate that another $40 will be expensed in the future to complete previously announced initiatives.

The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2008	2008	to Date	Complete

LightAxle	$24	$39	$63	$4
Driveshaft	2	24	26	13
Structures	26	11	37	1
Sealing		3	3	1
Off-Highway		2	2
Commercial Vehicles		31	31	12
Other	1	16	17	9

Total continuing operations	$53	$126	$179	$40

The remaining cost to complete includes estimated non-contractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 7.	Inventories

The components of inventory at December 31 are as follows:

	2008	2007

Raw materials	$394	$331
Work in process and finished goods	507	481

Total	$901	$812

Certain inventories in the U.S., amounting to $317 and $213 at December 31, 2008 and 2007, were valued using the LIFO method. If all inventories were valued at replacement cost, reported values would be increased by $14 and $123 at December 31, 2008 and 2007. Our inventory was revalued at emergence from bankruptcy on January 31, 2008 as described in Note 2 and that valuation became the new LIFO book basis for accounting purposes.

During the eleven months ended December 31, 2008, we experienced reductions in certain inventory quantities which caused a liquidation of LIFO inventory values and reduced our net loss from continuing operations by $3.

Note 8.	Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts indicated in the respective balance sheet captions at December 31:

	December 31,
	2008	2007

Other current assets
Prepaid expense	$53	$72
Deferred tax benefits, net		27
Other	5	1

Total	$58	$100

Investments and other assets
Pension assets, net of related obligations	$23	$68
Deferred tax benefits		55
Amounts recoverable from insurers	57	66
Deferred financing costs	55	9
Notes receivable	21	69
Non-current prepaids	7	40
Investment in leveraged leases	6	7
Other	38	34

Total	$207	$348

Property, plant and equipment, net
Land and improvements to land	$263	$121
Buildings and building fixtures	439	688
Machinery and equipment	1,431	3,338

Total	2,133	4,147
Less: Accumulated depreciation	292	2,384

Net	$1,841	$1,763

Deferred employee benefits and other non-current liabilities
Pension obligations, net of related assets	$352	$205
Deferred income tax liability	171	55
Asbestos personal injury liability	105	145
Postretirement other than pension	94	134
Workers compensation	39	45
Warranty reserves	35	32
Other non-current liabilities	49	46

Total	$845	$662

Supplemental disclosure of cash flow information is as follows:

	Dana	Prior Dana
	Eleven Months	One Month	Year
	Ended	Ended	Ended
	December 31,	January 31,	December 31,
	2008	2008	2007
Cash paid during the period for:
Interest	$94	$11	$51
Income taxes	$89	$2	$106
Non-cash financing activities:
Dividends on preferred stock accrued not paid	$11	$—	$—

Note 9.	Long-Lived Assets

We review long-lived assets in accordance with SFAS 144. With our adoption of fresh start accounting upon emergence, assets were revalued to new carrying values based on our enterprise reorganization value and, in some cases, the appraised values of long-lived assets are higher than their previous net book value. These increased valuations for fresh start accounting purposes subject us to greater risks of future impairment.

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation in which the assets are utilized to their carrying amount. If those cash flows are determined to be less than the carrying amount of the assets, the long-lived assets of the operation (excluding goodwill) are written down to fair value if the fair value is lower than the carrying amount. We estimate fair value using a DCF approach blended with a valuation using market value multiples for peer companies as discussed in Note 2.

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

We had evaluated the long-lived assets in certain of our automotive market businesses as of June 30, 2008 and determined that the projected undiscounted future net cash flows were adequate to recover the carrying value of those assets. During the second half of 2008, consumer interest continued to shift from pickups and SUVs — important vehicle platforms for us — to smaller vehicles in which we have less content. Production levels continued to drop causing our earnings outlook for many of our businesses to decline. As a result of these declines, we evaluated the long-lived assets of five of our segments for potential impairment as of September 30, 2008 and again at December 31, 2008. We reviewed the recoverability of the assets by comparing the carrying amount of the assets to the projected undiscounted future net cash flows expected to be generated. These assessments supported the carrying values of the long-lived assets and no impairment of those assets was recorded in the third or fourth quarter of 2008. Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future long-lived asset impairment.

The declines in production and the continuing economic developments in the second half of 2008 also prompted us to assess the carrying value of our goodwill and other intangible assets in certain segments and resulted in impairments of these intangible assets as discussed in Note 10.

In 2006, DCC adopted a plan to proceed with an accelerated sale of substantially all of its remaining assets. As a result of this action we recognized an asset impairment charge of $176 in 2006.

Note 10.	Goodwill and Other Intangible Assets

Goodwill

During 2008, the shift in consumer preference from SUVs and pickup trucks to CUVs and more fuel-efficient cars in the North American automotive market accelerated in the second quarter as fuel costs reached all-time highs. The resultant reductions in production schedules of our major customers, combined with the impact of substantially higher steel costs, caused our earnings outlook for our Driveshaft business to decline. As a result, the goodwill in our Driveshaft segment was tested for impairment in the second quarter of 2008.

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

We evaluated goodwill at October 31, 2008. Based on market conditions in the Off-Highway segment that had deteriorated slightly and, based on a decline in our projections, we updated the valuation of the goodwill for this segment at December 31, 2008. We utilized a discount rate of 14.6% for the DCF analysis and an EBITDA multiple of 4.4 based on comparable companies in similar markets. The final valuation was an average of the two methodologies. Our assessment at December 31, 2008 supported the remaining amount of goodwill carried by this segment. Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future goodwill impairment.

We evaluated our Thermal business goodwill for impairment at December 31, 2007 due to significant margin erosion resulting from the higher costs of commodities, especially aluminum. We used its internal plan developed in connection with our reorganization activities and the appraisal information obtained in connection with the anticipated application of fresh start accounting upon emergence from bankruptcy. We also considered comparable market transactions and the appeal of this business to other strategic buyers in assessing the fair value of the business. As a result of this annual assessment, we determined that the $89 of remaining goodwill was impaired. This amount is reported as impairment of goodwill in continuing operations in the consolidated statement of operations.

Changes in goodwill during 2008 and 2007 by segment were as follows:

		Fresh	Impairment	Effect of
	Beginning	Start	of	Currency	Ending
	Balance	Adjustments	Goodwill	and Other	Balance

2008
Driveshaft	$173	$2	$(169)	$(6)	$—
Sealing	26	(26)
Thermal	31	(31)
Off-Highway	119	5		(16)	108

Total	$349	$(50)	$(169)	$(22)	$108

2007
Driveshaft	$158	$—	$—	$15	$173
Sealing	24			2	26
Thermal	119		(89)	1	31
Off-Highway	115			4	119

Total	$416	$—	$(89)	$22	$349

Subsequent to January 31, 2008, we adjusted income tax accounts for items that occurred prior to our emergence from bankruptcy. In accordance with SFAS 109, we offset these changes by adjusting goodwill. The total adjustment of $22 resulted in a net decrease in the Off-Highway goodwill of $13. Adjustments in the fourth quarter of 2008 resulted in a reduction of $11 allocated to our Driveshaft segment. Since the Driveshaft goodwill was fully impaired in the third quarter of 2008, the $11 was treated as a reduction of the goodwill impairment charge.

Other Intangible Assets

In connection with the adoption of fresh start accounting, certain intangible assets including core technology, trademarks and trade names and customer relationships were recorded at their estimated fair value on January 31, 2008. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana®, Spicer® and others. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.

Due to the triggering economic events in our Driveshaft segment noted above, we performed impairment testing on this segment’s non-amortizable intangible assets as of June 30, 2008 and based on market declines and revised forecasts we determined that the intangibles in several additional segments should be reviewed at September 30, 2008 using the intangible asset valuation methodologies described in Note 2. We determined that the fair value of these intangible assets had declined in the Driveshaft business in the second quarter of 2008 resulting in asset impairment charge of $7. In the third quarter of 2008, the fair value calculations for a trademark in our Commercial Vehicle business identified an impairment of $3. In the fourth quarter we reviewed valuations as of October 31, and updated those valuations as of December 31, 2008. These valuations resulted in impairments of $1 in Driveshaft and $3 in Off-Highway in the fourth quarter of 2008.

The following table summarizes the components of other intangible assets at December 31, 2008:

	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount

Amortizable intangible assets
Core technology	7	$97	$(14)	$83
Trademarks and trade names	17	3		3
Customer relationships	8	476	(65)	411
Non-amortizable intangible assets
Trademarks and trade names		72		72

		$648	$(79)	$569

Amortizable intangible assets at December 31, 2007, primarily trademarks, were less than $1.

The net carrying amounts of intangible assets attributable to each of our operating segments at December 31, 2008 were as follows: Light Axle — $14; Driveshaft — $202; Sealing — $44; Thermal — $19; Structures — $54; Commercial Vehicle — $46; and Off-Highway — $190.

Amortization expense related to intangible assets was $80 in 2008. Amortization of core technology of $14 was charged to cost of sales and $66 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.

Estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years is as follows: 2009, $86; 2010, $86; 2011, $85; 2012, $85 and 2013, $84. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

Note 11.	Investments in Affiliates

Leasing and Financing Affiliates

DCC had investments in equity affiliates engaged in leasing and financing activities at December 31, 2008 totaling less than $1. For 2008, DCC’s share of equity earnings of partnerships was less than $1. Summarized combined financial information of all of DCC’s equity affiliates engaged in lease financing activities follows:

	2007	2006

Statement of Operations Information:
Lease finance and other revenue	$58	$64
Net income	25	27
DCC’s share of net income	$10	$14
Financial Position Information:
Lease financing and other assets	$85	$182
Total liabilities	18	38
Net worth	67	144
DCC’s share of net worth	$6	$115

Dongfeng Joint Venture

In March 2007, Dana Mauritius, our wholly owned subsidiary, entered into an amended Sale and Purchase Agreement with Dongfeng Motor and certain of its affiliates. The agreement provides for Dana Mauritius to purchase a 50% equity interest in Dongfeng Axle in two stages. Dana Mauritius purchased a 4% equity interest in Dongfeng Axle during 2007 for approximately $5 and will purchase the remaining 46% equity interest for approximately $55 (subject to certain adjustments) by June 2010. The ancillary agreements were also amended to reflect the revised share purchase arrangement.

Note 12.	Capital Stock

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

Conversion Rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at $13.19. This price is subject to certain adjustments as set forth in the Restated Certificate of Incorporation.

Shares of Series A Preferred having an aggregate liquidation preference of not more than $125 and the Series B Preferred is convertible at any time at the option of the applicable holder after July 31, 2008. The remaining shares of Series A Preferred are convertible after January 31, 2011. In addition, we will be able to cause the conversion of all, but not less than all, of the preferred stock, if the per share closing price of the common stock exceeds $22.24 for at least 20 consecutive trading days beginning on or after January 31, 2013. This price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.

In connection with the issuance of the preferred stock, we entered into certain Registration Rights Agreements and a Shareholders Agreement. The Registration Rights Agreements provide registration rights for the shares of our preferred stock and certain other of our equity securities. On the Effective Date, we also entered into a Shareholders Agreement with Centerbridge containing certain preemptive rights related to approval of Board members and approvals of significant transactions as well as restrictions related to Centerbridge’s ability to acquire additional share of our common stock.

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

Right to Select Board Members — Pursuant to the Shareholders Agreement and our Restated Certificate of Incorporation as long as shares of Series A Preferred having an aggregate Series A Liquidation Preference (as defined in the Shareholders Agreement) of at least $125 are owned by Centerbridge, Centerbridge will be entitled, voting as a separate class, to elect three directors at each meeting of stockholders held for the purpose of electing directors, at least one of whom will be “independent” of both Dana and Centerbridge, as defined under the rules of the New York Stock Exchange. A special committee consisting of two directors designated by Centerbridge and one non-Centerbridge director selected by the board will nominate a fourth director who must be unanimously approved by this committee.

Approval Rights — Until January 31, 2011, so long as Centerbridge owns Series A Preferred having a liquidation preference of at least $125, Centerbridge’s approval is required for us to be able to do any of the following:

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

Centerbridge’s approval rights above are subject to override by a vote of two-thirds of our voting securities not owned by Centerbridge or any of its affiliates, and its approval rights for dividends and the issuance of senior or pari passu securities will end no later than the third anniversary of the Effective Date.

In the event that Centerbridge and its affiliates at any time own in excess of 40% of our issued and outstanding voting securities, on an as-converted basis, all voting securities in excess of such 40% threshold must be voted in the same proportion that our other stockholders vote their voting securities with respect to the applicable proposal.

Dividends — Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The Board approves the payment of dividends on a quarterly basis. The payment of preferred dividends was suspended in November under the terms of our amended Term Facility and may resume when our total leverage ratio as of the end of the previous fiscal quarter is less than or equal to 3.25:1.00. See Note 17. Preferred dividends accrued but not paid at December 31, 2008 were $11.

Common Stock

On the Effective Date, we began the process of issuing 100 million shares of Dana common stock, par value $0.01 per share, including approximately 70 million shares for allowed unsecured nonpriority claims, approximately 28 million shares for disputed unsecured nonpriority claims in Class 5B under the Plan and approximately 2 million shares to pay bonuses to union employees and non-union hourly and salaried non-management employees. We relied, based on the Confirmation Order, on Section 1145(a)(1) of the

Bankruptcy Code to exempt us from the registration requirements of the Securities Act for the offer and sale of the common stock to the general unsecured creditors. We filed a Registration Statement on Form S-8 with respect to the common stock issued for the post-emergence bonuses to non-union hourly and salaried non-management employees and we have substantially completed the issuance of these shares. At December 31, 2008, 100,099,188 shares of our common stock had been issued.

Employees delivered to us shares of Dana common stock in settlement of withholding taxes due upon the payment of stock awards and other taxable distributions of shares. At December 31, 2008, we held less than $1 in treasury stock (34,127 shares at an average cost per share of $6.38).

Note 13.	Earnings Per Share

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Prior Dana	Prior Dana
	2008	2008	2007	2006

Weighted-average number of shares outstanding — basic	100.1	149.9	149.9	149.7
Employee compensation-related shares, including stock options		0.5

Weighted-average number of shares outstanding — diluted	100.1	150.4	149.9	149.7

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. In accordance with SFAS No. 128, “Earnings per Share,” shares issuable upon the satisfaction of certain conditions pursuant to a contingent stock agreement, such as those contemplated by the Plan, are considered outstanding common shares and included in the computation of basic earnings per share. Accordingly, the 100 million shares of common stock contemplated by the Plan, without regard to the actual issuance dates, were included in the calculation of basic earnings per share for the eleven months ended December 31, 2008. The outstanding common shares computation excludes any shares held in treasury.

The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effects of potential common shares outstanding during the period. Dilutive potential common shares include outstanding stock options, restricted stock unit awards, performance share awards and preferred stock. To the extent these instruments are anti-dilutive they are excluded from the calculation of diluted earnings per share. Also, when there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share as their effect would be anti-dilutive. We excluded 2.5 million, 11.1 million and 12.8 million common stock equivalents from the table above as the effect of including them would have been anti-dilutive for the eleven months ended December 31, 2008 and the years 2007 and 2006. In addition, there were 0.4 million, 0.5 million and 0.6 million common stock equivalents for these same periods that satisfied the definition of potentially dilutive shares. These potentially dilutive shares have been excluded from the computation of earnings per share as the loss from continuing operations for these periods caused the shares to have an anti-dilutive effect. Conversion of the preferred stock was also not included in the share count for diluted earnings per share due to the loss from continuing operations. The preferred stock would convert into approximately 59.9 million shares of common stock at a $13.19 conversion price.

Net income (loss) available to common stockholders and income (loss) from continuing operations available to common stockholders are both affected by preferred stock dividends.

Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.

Note 14.	Incentive and Stock Compensation

Upon emergence, all common stock and outstanding common stock equivalents, including but not limited to stock options and restricted stock units of Prior Dana were cancelled in accordance with the Plan.

Executive Incentive Compensation Plan

Five employees participated in the Executive Incentive Compensation (EIC) Plan during 2007, earning $4 which was recognized as compensation expense in 2007. The EIC Plan specified that a portion of each participant’s bonus, depending on the amount earned, could be paid in common stock of the reorganized Dana. Four of the five employees earned amounts totaling approximately $1 in 2007 that required payment in the form of common stock. The number of shares issued in April 2008 as payment was determined based on the average closing price of the stock for the 20 trading days following the filing of Dana’s Form 10-K for the year ended December 31, 2007, resulting in 73,562 shares of common stock being issued in April 2008 at a value of $9.86 per share.

2008 Omnibus Incentive Plan

Our 2008 Omnibus Incentive Plan authorizes grants of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance share awards to be made pursuant to the plan. The number of shares of common stock that may be issued or delivered may not exceed in the aggregate 16.09 million shares. Cash settled awards do not count against the maximum aggregate number. No grants may be made under the Omnibus Incentive Plan after December 25, 2017.

Our non-management directors can elect to defer payment of their retainers and fees for Board and Committee service in the form of restricted stock units. The number of restricted stock units granted is based on the amount deferred and the market price of our common stock on date of deferral. As of December 31, 2008, these directors had elected to receive 40,892 restricted stock units in lieu of fees.

At December 31, 2008, there were 8,848,856 shares available for future grants of options and other types of awards under the 2008 Omnibus Incentive Plan.

2008 Long-Term Incentive Program

Our 2008 Long-Term Incentive Program (2008 LTIP) was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Employees designated by Dana, including our named executive officers, participate in the 2008 LTIP. The 2008 LTIP provides for three different mixes of long-term incentives. Certain executives, including the named executive officers, are eligible for awards consisting of 50% stock options or stock appreciation rights and 50% performance shares. A second group of employees is eligible for awards consisting of 50% performance shares and 50% restricted stock units. A third group of key employees is eligible for restricted stock unit awards from a discretionary pool.

Stock option or stock appreciation awards under the 2008 LTIP vest ratably over three years and expire after ten years. The restricted stock unit awards cliff vest fully after three years and will be settled in shares of Dana common stock, except for certain non-U.S. employees who will receive cash.

With respect to performance share awards, payout is based on achieving specified financial targets. Participants can receive share awards based on achieving from 50% to 250% of the performance goals. Dana has set for each participant a number of notional shares payable at threshold (50%), target (100%) and maximum (250%) performance goals. Each participant has received notional shares equal to the number of shares of Dana common stock that would be payable at the target. For the 2008 performance share awards, there are three distinct performance periods. The first period covers the 2008 calendar year and accounts for 25% of the target award. The second period covers the two-year period 2008 through 2009 and accounts for another 25% of the target award. The final period covers the three-year period 2008 through 2010 and accounts for the remaining 50% of the target award. Award payouts will be made in shares of Dana common stock except for certain non-U.S. employees who will be paid in cash. The targets for 2008 were not achieved and 25% of the notional award is no longer available for distribution.

Summary of Stock Options — The exercise price of each option we award equals the closing market price of our common stock on the date of grant. Options generally vest over three years and their maximum term is ten years. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. Stock options to be settled in cash result in the recognition of a liability representing the vested portion of the obligation and, as of December 31, 2008, a nominal amount is recorded in deferred employee benefits and other non-current liabilities.

We calculated a fair value for each option at the date of the grant using the Black-Scholes valuation model. We believe the Black-Scholes model is appropriate for situations in which historical exercise data is not available. The weighted-average key assumptions used in the model for various options granted during 2008 are summarized in the following table. We used the simplified method to calculate the expected term, which represents the period of time that options granted are expected to be outstanding. The simplified method is as described in SEC Staff Accounting Bulletins Nos. 107 and 110. This method is appropriate because we have insufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our new common stock has been publicly traded. The risk-free rate for each period within the contractual life of the option is based on that period’s U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends. The volatility assumption was based on a benchmark study of our peers.

Weighted-
Average of
Assumptions

Expected term (in years)	5.48
Risk-free interest rate	2.83%
Expected volatility	42.46%

The following table summarizes our stock option activity during the eleven months ended December 31, 2008:

		Weighted-
		Average
	Number of	Exercise
	Options	Price

Outstanding at January 31, 2008	—	$—
Granted	5,795,432	8.09
Forfeited	(216,404)	10.00

Outstanding at December 31, 2008	5,579,028	$8.01

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Outstanding Options			Exercisable Options
		Weighted-Average			Weighted-
		Remaining			Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life in Years	Price	Options	Price

$0.68 — $3.33	1,611,927	6.5	$1.87	—	$—
$5.85 — $6.42	200,550	9.7	6.27
$10.00 — $12.75	3,766,551	8.5	10.74	352,448	12.63

	5,579,028	7.9	$8.01	352,448	$12.63

The weighted-average fair value at grant date of the stock options granted during 2008 was $3.51 per share. During 2008, we recognized $6 in compensation expense related to stock options. As of December 31, 2008, the total unrecognized compensation expense for non-vested stock options expected to vest was $10, which is being amortized over a remaining weighted-average period of approximately 0.9 years. The total fair value of stock options vested during 2008 was $2.

Summary of Stock Appreciation Rights (SARs) — SARs vest under the same terms and conditions as option awards; however, they are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded as a liability until the date of exercise. The fair value of each SAR award is estimated using a similar method described for option awards. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. As of December 31, 2008, the nominal amount of such liability is recorded in deferred employee benefits and other non-current liabilities.

The key assumptions used to determine the fair value of SARs granted during 2008 are summarized in the following table.

Assumptions

Expected term (in years)	6.00
Risk-free interest rate	1.72%
Dividend yield	0.00%
Expected volatility	53.40%

The following table summarizes our SAR activity during the eleven months ended December 31, 2008:

	Number of	Exercise
	SARs	Price

Outstanding at January 31, 2008	—	$—
Granted	17,626	0.69

Outstanding at December 31, 2008	17,626	$0.69

No SARs were exercisable at December 31, 2008. The fair value at grant date of the SARs granted during 2008 was nominal. During 2008, we recognized a nominal amount in compensation expense related to SARs. As of December 31, 2008, the total unrecognized compensation expense for non-vested SARs expected to vest was a nominal amount and is being amortized over a remaining weighted-average period of approximately 1.5 years.

Summary of Restricted Stock Units — Each restricted stock unit granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for certain non-U.S. employees (for employee awarded units), cash equal to the market value per share. All restricted stock units contain dividend equivalent rights. Restricted stock units granted to non-employee directors vest in three equal annual installments beginning on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. Compensation expense for stock-settled restricted stock units expected to vest is measured based on the closing market price of our common stock at the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for cash-settled restricted stock units expected to vest is measured based on the closing market price of our common stock at the end of each reporting period and is recognized on a straight-line basis over the vesting period.

The following table summarizes our restricted stock unit activity during the eleven months ended December 31, 2008:

		Weighted-Average
	Number of	Grant-Date Fair
	Units	Value

Outstanding at January 31, 2008	—	$—
Granted	861,546	5.11
Forfeited	(22,005)	10.00

Outstanding at December 31, 2008	839,541	$4.98

During 2008, we recognized $1 of compensation expense related to restricted stock unit awards. As of December 31, 2008, the total unrecognized compensation expense for non-vested restricted stock units expected to vest was $2, which is being amortized over a remaining weighted-average period of approximately 1.0 years. A total of 47,387 restricted stock units with a fair value of less than $1 are non-forfeitable and will be issued according to the terms of the award.

Summary of Performance Shares — Each notional performance share granted represents the right to receive one share of Dana common stock or, at the election of Dana for certain non-U.S. employees, cash equal to the market value per share, if specified performance goals are achieved during the respective performance period. Compensation expense for performance shares settled in stock is measured based on the closing market price of our common stock at the date of grant and is recognized on a straight-line basis over the performance period subject to assessment of achievement of the performance goals. Compensation expense for performance shares settled in cash is measured based on the closing market price of the stock at the end of each reporting period and is recognized on a straight-line basis over the performance period subject to assessment of achievement of the performance goals. No performance shares were awarded for the 2008 portion of the performance share award and, accordingly, no expense was recorded in 2008. Since no performance goals have yet been established for 2009 and 2010, the corresponding amount of potential compensation expense cannot be determined. Accordingly no expense has been recorded.

The following table summarizes our performance share activity during the eleven months ended December 31, 2008:

		Weighted-Average
	Number of	Grant Date Fair
	Notional Shares	Value

Outstanding at January 31, 2008	—	$—
Granted	1,325,250	7.24
Forfeited or expired	(333,575)	9.43

Outstanding at December 31, 2008	991,675	$6.51

Annual Incentive Programs

Our 2008 Annual Incentive Program (2008 AIP) was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Certain eligible employees designated by Dana, including our named executive officers, participated in the plan. The 2008 AIP was based on a calendar year performance period commencing January 1 and ending on December 31.

Awards under the plan were based on achieving certain financial target performance goals. Participants were eligible to receive cash awards based on achieving from 50% to 250% of a targeted performance goal. Because we did not achieve at least 50% of the target performance goal, we recorded no expense for the 2008 program.

Note 15.	Pension and Postretirement Benefit Plans

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

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which we adopted effective December 31, 2006, requires companies to recognize the funded status of each defined benefit pension and postretirement plan on the balance sheet. The funded status of a plan is measured as the difference between the plan assets at fair value and the benefit obligation. The funded status of all overfunded plans are aggregated and reported in investments and other assets. The funded status of all underfunded or unfunded plans are aggregated and reported in deferred employee benefits and other non-current liabilities and at December 31, 2007 in liabilities subject to compromise. In addition, the portion of the benefits payable in the next year which exceeds the fair value of plan assets is reported in accrued payroll and employee benefits and is determined on a plan-by-plan basis. Effective December 31, 2008, SFAS 158 also required the measurement date of a plan’s assets and its obligations to coincide with a company’s year end, a requirement with which we already complied. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit pension or postretirement plan in the year in which the change occurs. SFAS 158 did not change the existing criteria for measurement of net periodic benefit costs, plan assets or benefit obligations.

The components of net periodic benefit costs (credits) and amounts recognized in other comprehensive income (OCI) were as follows:

	Pension Benefits
	Dana		Prior Dana
	Eleven Months Ended		One Month Ended		Prior Dana		Prior Dana
	December 31, 2008		January 31, 2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$8	$1	$1	$15	$12	$31	$20
Interest cost	101	21	9	2	114	30	119	52
Expected return on plan assets	(126)	(14)	(12)	(2)	(142)	(26)	(158)	(51)
Amortization of prior service cost					1	1	1	3
Recognized net actuarial loss			2		27	2	26	16

Net periodic benefit cost (credit)	(25)	15		1	15	19	19	40
Curtailment (gain) loss	4				(8)	4		3
Settlement (gain) loss		(12)			19	128	13	2
Termination cost	7				6		16	2

Net periodic benefit cost (credit) after curtailments and settlements	$(14)	$3	$—	$1	$32	$151	$48	$47

Recognized in OCI:
Amount due to net actuarial (gains) losses	$102	$(10)	$105	$28	$(96)	$(14)
Prior service cost from plan amendments		7			2	1
Amortization of prior service cost in net periodic cost					(1)	(1)
Amortization of net actuarial gains (losses) in net periodic cost			(2)		(27)	(3)
Immediate recognition of prior service cost, unrecognized gains (losses) and transition obligation due to divestitures					(7)	(142)
Fresh start adjustment			(407)	(78)

Total recognized in OCI	102	(3)	(304)	(50)	(129)	(159)

Total recognized in benefit cost and OCI	$88	$—	$(304)	$(49)	$(97)	$(8)

	Other Benefits
	Dana
	Eleven
	Months
	Ended	Prior Dana
	December 31,	One Month Ended		Prior Dana		Prior Dana
	2008	January 31, 2008		2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$1	$—	$—	$5	$2	$9	$2
Interest cost	6	5	1	70	6	85	6
Amortization of prior service cost		(3)		(29)		(13)
Recognized net actuarial loss		3		34	3	37	4

Net periodic benefit cost	7	5	1	80	11	118	12
Curtailment gain	(2)	(61)		(8)
Settlement gain				(13)
Termination cost				1

Net periodic benefit cost (credit) after curtailments and settlements	$5	$(56)	$1	$60	$11	$118	$12

Recognized in OCI:
Prior service credit from plan amendments	$—	$(278)	$—	$(326)	$—
Amount due to net actuarial (gains) losses	(15)	13		(68)	4
Amortization of prior service credit in net periodic cost		64		29
Amortization of net actuarial gains (losses) in net periodic cost		(3)		(34)	(2)
Fresh start adjustment		89	(52)

Total recognized in OCI	$(15)	$(115)	$(52)	$(399)	$2

Total recognized in benefit cost and OCI	$(10)	$(171)	$(51)	$(339)	$13

The estimated net actuarial gain for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (AOCI) into benefit cost in 2009 is less than $1 for our non-U.S. plans. No amount of net actuarial loss is scheduled to be amortized in 2009 for our U.S. plans. The net actuarial gain related to other postretirement benefit plans that will be amortized from AOCI into benefit cost in 2009 is $1 for our non-U.S. plans.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and plan assets for 2008 and 2007 and the funded status and amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007, with continuing and discontinued operations combined.

	Pension Benefits
	Dana		Prior Dana
	Eleven Months Ended		One Month Ended		Prior Dana
	December 31, 2008		January 31, 2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,870	$540	$1,849	$529	$2,024	$1,172
Service cost		8	1	1	15	12
Interest cost	101	21	9	2	114	30
Employee contributions						1
Plan amendments		7			5	1
Actuarial (gain) loss	(50)	(16)	22	11	(16)	(15)
Benefit payments	(157)	(28)	(11)	(4)	(260)	(41)
Settlements, curtailments and terminations	13	(114)			21	(706)
Acquisitions and divestitures					(54)	(7)
Translation adjustments		(54)		1		82

Obligation at end of period	$1,777	$364	$1,870	$540	$1,849	$529

	Other Benefits
	Dana Eleven		Prior Dana
	Months Ended		One Month Ended		Prior Dana
	December 31, 2008		January 31, 2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$752	$140	$1,019	$141	$1,494	$115
Service cost		1			5	2
Interest cost		6	5	1	70	6
Plan amendments			(278)		(337)
Actuarial (gain) loss		(17)	13		(57)	4
Benefit payments and transfers	(752)	(5)	(7)	(1)	(136)	(6)
Settlements, curtailments and terminations		(2)			2
Acquisitions and divestitures					(22)
Translation adjustments		(23)		(1)		20

Obligation at end of period	$—	$100	$752	$140	$1,019	$141

	Pension Benefits
	Dana Eleven		Prior Dana
	Months Ended		One Month Ended		Prior Dana
	December 31, 2008		January 31, 2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,784	$338	$1,865	$358	$1,921	$891
Actual return on plan assets	(23)	19	(71)	(16)	227	23
Acquisitions and divestitures					(56)
Employer contributions	24	13	1	2	33	111
Employee contributions						1
Benefit payments	(157)	(28)	(11)	(4)	(260)	(41)
Settlements		(115)				(692)
Translation adjustments		(44)		(2)		65

Fair value at end of period	$1,628	$183	$1,784	$338	$1,865	$358

Funded status at end of period	$(149)	$(181)	$(86)	$(202)	$16	$(171)

	Other Benefits
	Dana Eleven		Prior Dana
	Months Ended		One Month Ended		Prior Dana
	December 31, 2008		January 31, 2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$—	$—	$—	$—	$—	$—
Employer contributions	752	5	7	1	136	6
Benefit payments and transfers	(752)	(5)	(7)	(1)	(136)	(6)

Fair value at end of period	$—	$—	$—	$—	$—	$—

Funded status at end of period	$—	$(100)	$(752)	$(140)	$(1,019)	$(141)

	Pension Benefits				Other Benefits
	Dana		Prior Dana		Dana		Prior Dana
	2008		2007		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$2	$20	$41	$27	$—	$—	$—	$—
Current liabilities		(10)	(12)	(10)		(6)	(137)	(7)
Noncurrent liabilities	(151)	(191)	(13)	(188)		(94)	(882)	(134)
AOCI	102	(3)	304	50		(15)	115	52

Net amount recognized	$(47)	$(184)	$320	$(121)	$—	$(115)	$(904)	$(89)

	Pension Benefits				Other Benefits
	Dana		Prior Dana		Dana		Prior Dana
	2008		2007		2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in AOCI
Net actuarial loss (gain)	$102	$(10)	$299	$47	$—	$(15)	$528	$49
Prior service cost		7	5	1			(413)
Transition asset				2				3

Gross amount recognized	102	(3)	304	50		(15)	115	52
Deferred tax cost (benefit)			(69)	(18)			95	(17)
Minority and equity interests				(3)

Net amount recognized	$102	$(3)	$235	$29	$—	$(15)	$210	$35

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

Certain changes to our U.S. pension and postretirement benefit plans implemented during the bankruptcy process were:

•	elimination of postretirement healthcare benefits for active non-union employees in the U.S. effective as of April 1, 2007. This action reduced our accumulated postretirement benefit obligation (APBO) for postretirement healthcare by $115 in the first quarter of 2007. Because the elimination of these benefits reduced benefits previously earned, it was considered a negative plan amendment. Accordingly, the reduction in the APBO was offset by a credit to accumulated other comprehensive loss which was amortized to income as a reduction of OPEB expense until the accumulated other comprehensive loss was eliminated under fresh start accounting;

•	contribution of an aggregate of $78 to a VEBA trust for postretirement healthcare and life insurance benefits for non-union retirees in the U.S. in exchange for release of the Debtors from these obligations. We funded our contribution with payments of $25 in June 2007 and $53 in January 2008. In May 2007, we also made a $2 payment to the International Association of Machinists (IAM) to resolve all claims for postretirement non-pension benefits after September 30, 2007 for retirees and active employees represented by the IAM. These actions reduced our APBO by $303 in the second quarter of 2007, with $80 being offset by the payment obligation to the VEBAs and $223 being credited to accumulated other comprehensive loss which was eliminated under fresh start accounting;

•	amendment of our U.S. pension plans for non-union employees to freeze service credits and benefit accruals effective July 1, 2007. In connection with this action, we recorded a curtailment charge of $3 during the second quarter of 2007 and certain plan assets and obligations were remeasured resulting in a reduction of net liabilities offset by a credit to OCI of $63.

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

Other changes related to our U.S. pensions and other postretirement benefits specific to union- represented employees and retirees became effective on January 31, 2008 with our emergence from bankruptcy. Under these provisions, we:

•	froze credited service and benefit accruals under our defined benefit pension plans for employees;

•	agreed to make future contributions, based on a cents per hour formula, to a USW multiemployer pension trust, which will provide future pension benefits for covered employees;

•	eliminated non-pension retiree benefits (postretirement healthcare and life insurance benefits) for employees and retirees; and

•	contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees incurred and paid between July 1, 2007 and January 31, 2008) to the union-administered VEBAs. These VEBAs are completely independent of Dana and will provide non-pension retiree benefits, disability benefits and related healthcare benefits, as determined by the VEBA trustees, to eligible retirees and disability claimants. The VEBAs are administered by the VEBA trustees who have full fiduciary responsibility for investing assets and determining benefit levels. We are not obligated to provide incremental funding in the event of an asset shortfall and these assets will never be returned to Dana. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from bankruptcy, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the gain on settlement of liabilities subject to compromise. The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not be eligible for benefits following the estimated exhaustion of funds. The calculation used current plan assumptions and current levels of plan benefits. In connection with the recognition of our obligations to the VEBAs at emergence, the APBO was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to accumulated other comprehensive loss.

Our postretirement healthcare obligations for all U.S. employees and retirees, including the related cost and funding requirements, after making our VEBA contributions, have been eliminated. With regard to pension benefits, credited service and benefit accruals have been frozen for all U.S. employees in defined benefit plans. As a result, the future pension service costs have been eliminated.

Under fresh start accounting we were required to remeasure all defined benefit plan obligations and assets. The discount rates used to measure the U.S. pension and other postretirement benefit obligations were 6.13% and 6.10% at January 31, 2008 compared to 6.26% and 6.24% at December 31, 2007. The weighted-average discount rates used to measure the non-U.S. pension and other postretirement benefit obligations were both 5.29% at January 31, 2008 compared to 5.27% and 5.29% at December 31, 2007. The generally adverse asset investment performance during the month of January 2008 negatively impacted net obligations. As a result of these changes, a net actuarial loss of $140 adversely affected the funded status of our plans, reducing net assets by $35 and increasing the net defined benefit obligations by $105 with offsets to accumulated other comprehensive loss. The accumulated other comprehensive loss balance at January 31, 2008 was eliminated under fresh start accounting.

During the second quarter of 2008, we settled a substantial portion of the Canadian retiree pension benefit obligations by purchasing non-participating annuity contracts to cover vested benefits. This action necessitated a remeasurement of the assets and liabilities of the affected plans as of May 31, 2008. The discount rate used for remeasurement was 5.50% versus 5.25% used at January 31, 2008. As a result of the annuity purchases, we reduced the benefit obligation by $114 and also reduced the fair value of plan assets by $114. We recorded a settlement gain of $12 as a reduction to cost of sales.

Employee acceptances of early retirement incentives in the U.S. generated pension plan special termination costs of $7 in the second quarter of 2008 and curtailment losses of $2 in the third quarter of 2008, which were included in realignment charges, as well as curtailment losses of $3 in the second quarter of 2008 which were charged against OCI. The affected pension plans were remeasured at June 30, 2008 and again at August 31, 2008. The remeasurement at June 30, 2008 increased net assets by $3 and reduced the net defined benefit obligations by $32 with a credit to OCI for $35. The remeasurement at August 31, 2008 increased net assets by $2 and increased the net defined benefit obligations by $72 with a charge to OCI for $70.

During the fourth quarter of 2008, we also offered a voluntary separation program in the U.S. to our salaried workforce. The additional pension obligation attributable to those employees electing separation was measured at December 31, 2008. A curtailment charge of $1 was recorded in realignment charges.

The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$13	$134	$1,405	$300
Projected benefit obligation	13	151	1,405	305
Fair value of plan assets	15	158	1,445	332
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,764	208	444	206
Projected benefit obligation	1,764	213	444	224
Fair value of plan assets	1,613	25	420	26

Benefit obligations of certain non-U.S. pension plans, amounting to $183 at December 31, 2008, and other postretirement benefit plans of $100 are not funded.

The weighted average asset allocations of our pension plans at December 31 are as follows:

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.

Asset Category
Equity securities	17%		37%	47%
Controlled-risk debt securities	57	88%	36	46
Absolute return strategies investments	9		25
Cash and short-term securities	17	12	2	7

Total	100%	100%	100%	100%

Target asset allocations of U.S. pension plans for equity securities, controlled-risk debt securities, absolute return strategies investments and cash and other assets at December 31, 2008 and 2007 were 40%, 35%, 20% and 5%. U.S. pension plan target asset allocations are established through an investment policy, which is updated periodically and reviewed by the Board of Directors. The investment policy allows for a flexible asset allocation mix which is intended to provide appropriate diversification to dampen market volatility while assuming a reasonable level of economic risk.

Our policy recognizes that the link between assets and liabilities is the level of long-term interest rates and that properly managing the relationship between assets of the pension plans and pension liabilities serves to mitigate the impact of market volatility on our funding levels.

Given the U.S. plans’ demographics, an important component of our asset/liability modeling approach is the use of what we refer to as “controlled-risk assets;” for the U.S. fund these assets are long duration U.S. government fixed-income securities. Such securities have been a positively correlated asset class to pension liabilities and their use can mitigate interest rate risk and provide the opportunity to allocate additional plan assets to other asset categories with low correlation to equity market indices.

The investment policy permits plan assets to be invested in a number of diverse investment categories, including “absolute return strategies” investments such as hedge funds. Absolute return strategies investments are currently limited to not less than 10% nor more than 30% of total assets. At December 31, 2008, approximately 9% of our U.S. plan assets were invested in absolute return strategies investments, primarily in U.S. and international hedged directional equity funds. The cash and other short-term debt securities provide adequate liquidity for anticipated near-term benefit payments.

The weighted-average asset allocation targets for our funded non-U.S. plans at December 31, 2008 were 88% debt securities and 12% cash and other assets.

The significant weighted average assumptions used in the measurement of pension benefit obligations are as follows:

	2008		2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.44%	5.80%	6.26%	5.27%	5.88%	5.03%
Rate of compensation increase	N/A	3.21%	5.00%	3.11%	5.00%	2.98%
Expected return on plan assets	7.50%	6.03%	8.25%	6.66%	8.25%	6.32%

The assumptions and the expected return on plan assets presented in the table above are used to determine pension expense for the succeeding year. For 2006 expense, the discount rate was 5.65% for U.S. plans and 4.65% for non-U.S. plans while the expected return on plan assets was 8.50% for U.S. plans and 6.38% for non-U.S. plans.

The pension plan discount rate assumptions are evaluated annually in consultation with our outside actuarial advisors. Long-term interest rates on high quality corporate debt instruments are used to determine the discount rate. For our largest plans, discount rates are developed based upon using a discounted bond portfolio analysis, with appropriate consideration given to defined benefit payment terms and duration of the liabilities. In the U.S. in December 2008, at least one rating agency downgraded their ratings on several large banks, many to levels that would no longer be considered high quality. Taken together, these banks issue bonds that make up a substantial portion of the universe of corporate bonds with maturities greater than 20 years, which are the most important bonds for discount rates. This action had a substantial impact on discount rates at the end of the year.

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. Periodic rebalancing of the portfolio is undertaken as appropriate to keep the assets managed within the specified ranges. Our three-year, five-year and ten-year compounded rates of return through December 31, 2008 were 6.0%, 8.5% and 6.0%. Our three-year, five-year and ten-year compounded rates of return through December 31, 2007 were 11.4%, 13.5% and 8.3%. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. The volatility experienced in global equity, debt, currency and commodity markets in 2008 in part caused us to reexamine our future outlook. Also, since the benefit accruals are frozen for all of our

U.S. pension plans, we expect to shift the targeted asset allocation in the future to a higher percentage of fixed income securities. Our U.S. pension fund’s exposure to international equities and absolute return vehicles was under 20% at the end of 2008, compared to 42% at the end of 2007. Based on our historical performance on a normalized basis but with a greater percentage of fixed income securities and exclusion of unusually high returns in certain asset classes, we selected 7.5% as the rate of return assumption for U.S. plans as of December 31, 2008 versus 8.25% as of December 31, 2007.

The significant weighted average assumptions used in the measurement of other postretirement benefit obligations are as follows:

	2008	2007		2006
	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Discount rate	6.33%	6.24%	5.29%	5.86%	5.04%
Initial weighted healthcare costs trend rate	7.98%	9.50%	8.40%	10.00%	8.38%
Ultimate healthcare costs trend rate	5.03%	5.00%	4.95%	5.00%	4.94%
Year ultimate reached	2014	2013	2014	2013	2014

The assumptions presented in the table above, which were evaluated annually, were used to determine expense for the succeeding year. The discount rate selection process was similar to the pension plans. Assumed healthcare cost trend rates have a significant effect on the healthcare obligation. To determine the trend rates, consideration is given to the plan design, recent experience and healthcare economics.

A one-percentage-point change in assumed healthcare costs trend rates would have the following effects for 2008:

	1% Point	1% Point
	Increase	Decrease

Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations	9	(8)

Expected benefit payments by our pension plans and other postretirement plans for each of the next five years and for the period 2014 through 2018 are as follows:

	Pension Benefits		Other Benefits
	U.S.	Non-U.S.	Non-U.S.

Year
2009	$154	$20	$6
2010	150	92	7
2011	148	17	7
2012	146	18	7
2013	142	19	7
2014 to 2018	653	103	36

Total	$1,393	$269	$70

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made to the defined benefit pension plans in 2009 are $13 for our non-U.S. plans and nil for our U.S. plans.

The recent volatility in global capital markets has resulted in declines in the fair value of our pension plan assets during 2008. The decline in fair value also impacts expected 2009 plan asset returns and minimum pension funding obligations. While using a higher discount rate to measure the corresponding liability may largely offset these asset declines, it is possible that our future pension plan funding requirements may be different than expected.

Note 16.	Cash Deposits

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

	U.S.	Non-U.S.	Total

Cash and cash equivalents	$280	$352	$632
Cash and cash equivalents held as deposits	56	20	76
Cash and cash equivalents held at less than wholly owned subsidiaries		69	69

Balance at December 31, 2008	$336	$441	$777

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

Note 17.	Liquidity and Financing Agreements

Liquidity — There are several risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payment terms and acceleration of supplier payments, growing inventories and failure to meet debt covenants.

Based on our current forecast for 2009, we expect to be able to meet the financial covenants of our existing debt agreements and have sufficient liquidity to finance our operations. While we believe that the 2009 market demand assumptions underlying our current forecast are reasonable, we’ve also considered the possibility of even weaker demand — based generally on more pessimistic production level forecasts (e.g. North American light vehicle production of about 9 million units). In addition to the above external factors potentially impacting our sales, achieving our current forecast is dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize the projected pricing improvements.

We’ve also considered the potential consequences of a bankruptcy filing by two of our major customers, General Motors (GM) and Chrysler. Sales to GM in 2008 were 6% of our consolidated sales, while Chrysler represented approximately 3%. In the event of a bankruptcy filing on the part of either of these customers, we believe it is likely that most of our programs would be continued following bankruptcy, and, if not, the programs would be discontinued over time allowing us sufficient opportunity to offset much of the adverse effects. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivable from these customers at the time of any such filing. We would expect our exposure under this scenario to be in the range of $5 to $30 depending on a number of factors, including the age and level of receivable at the time of the bankruptcy filing and whether we are treated as a critical supplier.

If the more pessimistic sales scenario described above and a GM and Chrysler bankruptcy filing occur or if our success in achieving price increases from our customers are less than anticipated we believe we could still satisfy our debt covenants and the liquidity needs of the business during 2009 through incremental headcount reductions and reductions in plant conversion costs. Notwithstanding this assessment, there is a high degree of uncertainty in the current environment, and it is possible that certain scenarios would result in our not being able to comply with the financial covenants in our debt agreements or maintain sufficient liquidity.

Non-compliance with the covenants would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under the Term Facility and the Revolving Facility. We do not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt covenant requirements, however, we believe we would be able to obtain a waiver or amend the covenants. Obtaining such waivers or amendments would likely result in significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and are confident that we would be able to do so in 2009, if necessary.

Based on our current forecast and our assessment of reasonably possible pessimistic scenarios, we do not believe that there is substantial doubt about our ability to continue as a going concern in 2009. We were in compliance with our debt covenants at December 31, 2008 and expect to maintain compliance over the course of 2009. While our ability to borrow the full amount of availability under our revolving credit facilities may at times be limited by the financial covenants, we believe that our over all liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments throughout 2009.

Exit Financing — On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into an Exit Facility with Citicorp USA, Inc., Lehman Brothers Inc. and Barclays Capital. The Exit Facility consists of a Term Facility in the total aggregate amount of $1,430 and a $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were reduced by payment of $114 of original issue discount (OID) and other customary issuance costs and fees of $40 for net proceeds of $1,276. Interest expense is charged for OID which is amortized using the constant interest method, and for costs and fees which are amortized on a straight-line basis over the life of the agreement. There were no initial borrowings under the Revolving Facility, but $200 was utilized for existing letters of credit.

In October 2008, we borrowed $180 under the Revolving Facility. One of our lenders failed to honor its obligation of $20 and, under the terms of our Revolving Facility, that lender became a defaulting lender. If this lender does not honor its obligation, then our availability could be reduced by up to 10%. The amount outstanding under the Revolving Facility was repaid in December.

In November 2008, we entered into an amendment to our Term Facility (the Amendment) which, among other changes, revises our quarterly financial covenants as follows:

•	commencing as of December 31, 2008, a maximum leverage ratio of not greater than 4.25 to 1.00 at December 31, 2008, increasing in steps to 6.10 to 1.00 at June 30, 2009, then decreasing in steps to 2.50 to 1.00 as of September 30, 2012, based on the ratio of consolidated funded debt to the previous twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement; and

•	commencing as of December 31, 2008, a minimum interest coverage ratio of not less than 2.50 to 1.00 at December 31, 2008, decreasing in steps to 1.75 to 1.00 at June 30, 2009, then increasing in steps to 4.50 to 1.00 as of March 31, 2013, based on the ratio of the previous twelve month EBITDA to consolidated interest expense for that period.

The Amendment changes the Credit Agreement’s definition of EBITDA by increasing the amount of restructuring charges that are excluded from EBITDA in 2009 and 2010 from $50 to $100 per year. After 2010, restructuring charges of up to $50 per year are excluded (up to an aggregate maximum of $100 for periods after 2010). In addition, discontinued operations are to be excluded from EBITDA. The Amendment also permits us to dispose of certain lines of business.

Under the Amendment, we may not make preferred or common dividend payments and certain other payments until the total leverage ratio as of the end of the preceeding fiscal quarter is less than or equal to 3.25:1.00. The Amendment also reduced the net amount of foreign subsidiary permitted indebtedness to an aggregate of $400 outstanding at any time.

The Amendment increased the interest rate payable on outstanding advances by 0.50% per annum and we repaid $150 of the Term Facility. We paid an additional $24 of fees to creditors including an amendment fee of 1.50% of outstanding advances under the Term Facility after giving effect to the $150 prepayment. This amount has been deferred and will amortize to interest expense on a straight-line basis. OID reduced the basis of the $150 of debt repaid by $10 resulting in a loss on the repayment of debt of $10 recorded in other income (expense). The write-off of prepaid fees and expenses of $3 related to the $150 repayment was charged to interest expense.

Amounts outstanding under the Revolving Facility may be borrowed, repaid and reborrowed with the final payment due and payable on January 31, 2013. Amounts outstanding under the Term Facility are payable up to January 31, 2014 in equal quarterly amounts on the last day of each fiscal quarter at a rate of 1% per annum of the original principal amount of the Term Facility, adjusted for any prepayments (including the $150 in November 2008). The remaining balance is due in equal quarterly installments in the final year of the Term Facility with final maturity on January 31, 2015. The amended Exit Facility contains mandatory prepayment requirements in certain other circumstances and certain term loan prepayments are subject to a prepayment call premium prior to the second anniversary of the Term Facility.

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

We pay a commitment fee of 0.375% per annum for unused committed amounts under the Revolving Facility. Up to $400 of the Revolving Facility may be applied to letters of credit. Issued letters of credit reduce availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

As amended, the Term Facility interest rate is a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Term Facility) plus a margin of 3.25% in the case of base rate loans or 4.25% in the case of LIBOR rate loans. Through January of 2010, the LIBOR rates payable with respect to each of the Revolving Facility and the Term Facility may not be less than 3.00%.

Under the amended Exit Facility, Dana (with certain subsidiaries excluded) is required to comply with customary covenants for facilities of this type and we are required to maintain compliance with the financial covenants outlined in the Term Facility (as amended) and the Revolving Facility. The amended Exit Facility and the European Receivables Loan Facility include material adverse change provisions that, if exercised by the lenders, could adversely affect our financial condition by restricting future borrowing. We are not aware of any existing conditions that would limit our ability to obtain funding as a result of the material adverse change provisions. These credit facilities also include customary events of default for facilities of this type which could give our lenders the right, among other things, to restrict future borrowings, terminate their commitments, accelerate the repayment of obligations and foreclose on the collateral granted to them.

The amended Exit Facility is guaranteed by all of our domestic subsidiaries except for DCC, Dana Companies, LLC and their respective subsidiaries (the guarantors). The Revolving Facility Security Agreement grants a first priority lien on Dana’s and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana’s and the guarantors’ remaining assets, including a pledge of 65% of the stock of our material foreign subsidiaries.

The net proceeds from the Exit Facility were used to repay Dana’s DIP Credit Agreement (which was terminated pursuant to its terms), make other payments required upon exit from bankruptcy protection and provide liquidity to fund working capital and other general corporate purposes.

As of February 28, 2009, we had gross borrowings of $1,266 (before a reduction of $87 for unamortized OID) under the Term Facility, no borrowings under the Revolving Facility and we had utilized $146 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $212 after deducting the outstanding letters of credit, assuming no reduction in availability for the defaulting lender and recognizing the effective limitation of availability based on our financial covenants.

As market conditions warrant, we, our affiliates, or major equity holders may from time to time repurchase debt securities issued by Dana or its subsidiaries, in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Interest Rate Agreements — Interest on the Term Facility accrues at variable interest rates. Under the Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Term Facility until January 2011. We paid $1 in May 2008 to enter into a series of contracts that effectively cap the LIBOR component of the interest rate calculation for our Term Facility at 6.00% and our effective interest rate at 10.25% through May 2011 on a notional amount of $711 of the Term Facility (reducing in quarterly steps to $694 in February 2011). The amounts recorded in the balance sheet for these contracts are adjusted to their fair value monthly with the offset recorded in interest expense. The fair value of the contracts as of December 31, 2008 was nominal.

European Receivables Loan Facility — In July 2007, certain of our European subsidiaries entered into definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provides for a five-year accounts receivable securitization facility under which up to the euro equivalent of $225 in financing is available to those European subsidiaries (Sellers) subject to the availability of adequate levels of accounts receivable.

These obligations are secured by a lien on and security interest in all of each Seller’s rights to the transferred accounts receivable, as well as collection accounts and items related to the accounts receivable. The accounts receivable purchased remain in our consolidated financial statements because the structure of the Facility does not meet accounting requirements for treatment as a “qualifying special purpose entity” under GAAP. Loans from GE and the participating lenders are also included in our consolidated financial statements and the program is accounted for as a secured borrowing with a pledge of collateral. At December 31, 2008, the total amount of accounts receivable serving as collateral securing the borrowing was $158.

Advances bear interest based on the LIBOR applicable to the currency in which each advance is denominated, plus a margin as specified in the Loan Agreement. Advances are to be repaid in full by July 2012. We also pay a fee to the lenders based on any unused amount of the accounts receivable facility.

The Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type. The Sellers, and our subsidiary Dana International Luxembourg SARL (Dana Luxembourg) and certain of its subsidiaries (collectively, the Dana European Group) also entered into a Performance and Indemnity Deed (the Performance Guaranty) with GE under which Dana Luxembourg has, among other things, guaranteed the Sellers’ obligations to perform under their respective purchase agreements.

At December 31, 2008, there were borrowings under this facility equivalent to $30 recorded as notes payable. Although there is $77 of borrowing base available to support additional borrowings, at December 31, 2008 our additional borrowing capacity under this facility and our other credit facilities is effectively limited to $212 based on our financial covenants.

DCC Notes

DCC was a non-Debtor subsidiary. At the time of our bankruptcy filing, DCC had outstanding notes (the DCC Notes) in the amount of approximately $399. The holders of a majority of the outstanding principal amount of the DCC Notes formed an Ad Hoc Committee which asserted that the DCC Notes had become immediately due and payable. Two DCC noteholders that were not part of the Ad Hoc Committee sued DCC for nonpayment of principal and accrued interest on their DCC Notes. In December 2006, DCC made a payment of $8 to these two noteholders in full settlement of their claims. Also in December 2006, DCC and the holders of most of the DCC Notes executed a forbearance agreement and Dana and DCC executed a settlement agreement relating to claims between them. These agreements provided, among other things, that (i) the forbearing noteholders would not exercise their rights or remedies with respect to the DCC Notes for a period of 24 months (or until the effective date of our reorganization plan), during which time DCC would endeavor to sell its remaining asset portfolio in an orderly manner and use the proceeds to pay down the DCC Notes, and (ii) Dana stipulated to a general unsecured pre-petition claim by DCC in the Bankruptcy Cases in the amount of $325 (the DCC Claim) in exchange for DCC’s release of certain claims against the Debtors.

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

Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $71, $18 and $30 in 2008, 2007 and 2006 in connection with our committed facilities. Bank fees totaling $18, $13 and $37 in 2008, 2007 and 2006 and amortization of OID in 2008 of $16 are included in interest expense.

Details of consolidated long-term debt at December 31 are as follows:

	Dana		Prior Dana
	December 31, 2008		December 31, 2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Term Loan Facility, weighted average rate, 7.07%	$1,266	$608	$—	$—
Less original issue discount (OID)	(87)

	1,179	608
DIP Term Loan			900	900
Indebtedness of DCC —
Unsecured notes, fixed rates, 2.00% — 8.375%, due 2008 to 2012			136	136
Nonrecourse notes, fixed rates, 5.92%, due 2008 to 2011	6	6	7	7
Other indebtedness	15	13	19	18

Total	1,200	627	1,062	1,061
Less: Current maturities	19	19	1,043	1,043

Total long-term debt	$1,181	$608	$19	$18

The total maturities of all long-term debt (excluding OID) for the next five years and after are as follows: 2009, $19; 2010, $18; 2011, $18; 2012, $15; 2013, $14 and beyond 2013, $1,203.

Note 18.	Fair Value Measurements

SFAS 157 defines fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by establishing a three-tier fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value:

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157). The FSP defers the provisions of SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value in the financial statements on a non-recurring basis until 2009. Major items in this classification include those measured at fair value in goodwill and impairment testing of intangible assets with indefinite lives. The adoption will not have a material impact on our financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. Decreases in the value of notes receivable of $13, $10 and $28 during the second, third and fourth quarters of 2008 were charged to OCI. These decreases were attributable to changes to the variables in our calculation.

As of December 31, 2008, our assets and liabilities that are carried at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Note receivable	$20	$—	$—	$20
Interest rate caps
Currency forward contracts	8		8

Total assets	$28	$—	$8	$20

Liabilities:
Currency forward contracts	$6		$6

Total liabilities	$6	$—	$6	$—

The fair value of interest rate caps which are measured using Level 1 is less than $1.

The change in value of the notes receivable can be summarized as follows:

Changes in fair value during the period (pre-tax)	Level 3

December 31, 2007	$67
Accretion of value — included in Interest Income	1
Unrealized loss — included in OCI	(6)

January 31, 2008	62
Accretion of value — included in Interest Income	9
Unrealized loss — included in OCI	(51)

December, 31 2008	$20

Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004. It is adjusted each quarter based primarily on the market value of publicly traded debt of the obligor. We expect to hold this note to maturity and that it will recover its value. Net changes in the values of the other notes receivable are de minimis.

See Interest Rate Agreements in Note 17 for a discussion of the interest rate caps.

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. From time to time, we enter into forward contracts to manage the exposure on forecasted transactions denominated in foreign currencies and to manage the risk of transaction gains and losses associated with assets and liabilities denominated in currencies other than the functional currency of certain subsidiaries. The changes in the fair value of these forward contracts are recorded in cost of sales for product related hedges and in other income for repatriation hedges.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS 159). The fair value option established by SFAS 159 permits companies to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Entities that elect the fair value option must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We adopted SFAS 159 on January 1, 2009 but have not elected to measure any additional financial instruments and other items at fair value.

Note 19.	Commitments and Contingencies

Impact of Our Bankruptcy Filing — During our Chapter 11 reorganization proceedings, most actions against the Debtors relating to pre-petition liabilities were automatically stayed. Substantially all of our pre-petition liabilities were addressed under the Plan. Our emergence from bankruptcy resolved certain of our contingencies as discussed below.

During January 2008, both an Ad Hoc Committee of Asbestos Personal Injury Claimants as well as an asbestos claimant, Jose Angel Valdez, filed notices of appeal of the Confirmation Order. The United States District Court for the Southern District of New York dismissed both appeals. Valdez, and then another plaintiff, attempted to appeal to the Second Circuit Court of Appeals. These matters were dismissed by the Court of Appeals. All appeals of the Confirmation Order have ended.

Class Action Lawsuit and Derivative Actions — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the Securities and Exchange Commission (SEC). By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. On November 19, 2008, following briefing and oral arguments on the lead plaintiff’s appeal, the Sixth Circuit vacated the District Court’s judgment of dismissal on the ground that the decision on which it was based misstated the applicable pleading standard. In doing so, the Sixth Circuit gave no indication of its views as to whether, under the correct pleading standard, it would have affirmed the District Court’s judgment. The Sixth Circuit remanded the case to the District Court to consider whether it would still dismiss under the correct articulation of the pleading standard. By Order filed February 11, 2009, the District Court established a schedule for the submission of new briefs on Plaintiff’s motion to dismiss the consolidated complaint and scheduled oral arguments on the motion for May 19, 2009.

A stockholder derivative action entitled Roberta Casden v. Michael J. Burns, et al. was originally filed in the U.S. District Court for the Northern District of Ohio in March 2006. An amended complaint filed in August 2006 added alleged non-derivative class claims on behalf of holders of our stock alleging, among other things, that the defendants (our former Board of Directors, former Chief Executive Officer and former Chief Financial Officer) had breached their fiduciary duties and acted in bad faith in determining to file for protection under the bankruptcy laws. These alleged non-derivative class claims are not asserted against Dana. In June 2006, the District Court stayed the derivative claims, deferring to the Bankruptcy Court on those claims. In July 2007, the District Court dismissed the non-derivative class claims asserted in the amended complaint and entered a judgment closing the case. On January 16, 2009, following briefing and oral argument on the plaintiff’s appeal, the Sixth Circuit affirmed the District Court’s judgment.

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

Asbestos Personal Injury Liabilities — We had approximately 31,000 active pending asbestos personal injury liability claims at December 31, 2008, which is down from 41,000 claims pending at December 31, 2007. In addition, approximately 16,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $124 for indemnity and defense costs for settled, pending and future claims at December 31, 2008 compared to $136 at December 31, 2007. We used a fifteen year time horizon for our estimate of the liability as of December 31, 2008.

Prior to 2006, we reached agreements with some of our insurers to commute policies covering asbestos personal injury claims. We apply proceeds from insurance commutations to reduce any recorded recoverable amount. At December 31, 2008, we had recorded $63 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $69 recorded at December 31, 2007. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

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

Other Product Liabilities — We had accrued $2 for non-asbestos product liability costs at December 31, 2008, compared to $4 at December 31, 2007, with no recovery expected from third parties at either date. The decline in 2008 results from a reduction in the volume of active claims. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental Liabilities — Accrued environmental liabilities at December 31, 2008 were $18, compared to $180 at December 31, 2007. The reduction is attributable to the discharge of underlying environmental claims upon emergence. These discharged claims include claims being addressed through the disputed claims process described in Note 2. As such, these matters will not have an impact on our post-emergence financial condition or results of operations. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.

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

Other Liabilities Related to Asbestos Claims — After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through December 31, 2008, we had paid $47 to claimants and collected $45 with respect to these claims. At December 31, 2008, we had a receivable of $2 for the claims to be recovered. We received $20 in the fourth quarter of 2008 as a result of resolving administrative disputes with several of our insurers. Efforts to recover additional CCR-related payments from surety bonds and other claims are continuing. Additional recoveries are not assured and accordingly have not been recorded as assets at December 31, 2008.

Lease Commitments

Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below:

	2009	2010	2011	2012	2013	Thereafter	Total

Lease Commitments	$41	$35	$30	$24	$22	$97	$249

	2008	2007	2006

Rental Expense	$89	$105	$113

Note 20.	Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle the claim. Adjustments are made as new information becomes available. Changes in our warranty liabilities are summarized below:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Prior Dana
	2008	2008	2007
Balance, beginning of period	$93	$92	$90
Amounts accrued for current period sales	62	4	59
Adjustments of prior accrual estimates	10
Settlements of warranty claims	(61)	(3)	(61)
Foreign currency translation and other	(4)		4

Balance, end of period	$100	$93	$92

We have been notified by two of our larger customers that quality issues relating to products supplied by us could result in warranty claims. Our customers have advised us of alleged vehicle performance issues which may be attributable to our product. We are currently investigating the information provided by these customers and we are performing product testing to ascertain whether the reported performance failures are attributable to our products. At December 31, 2008, no liability had been recorded for these matters as the information currently available to us is insufficient to assess our liability, if any.

Note 21.	Income Taxes

Continuing Operations - Income tax expense (benefit) attributable to continuing operations can be summarized as follows:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Twelve Months Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
Current
U.S. federal	$16	$14	$56	$—
U.S. state and local	3		(4)	(6)
Non-U.S.	66	(6)	39	89

Total Current	85	8	91	83

Deferred
U.S. federal and state	(8)	27	(106)	3
Non-U.S.	30	164	77	(20)

Total Deferred	22	191	(29)	(17)

Total expense (benefit)	$107	$199	$62	$66

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Twelve Months Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
U.S. operations	$(632)	$429	$(406)	$(634)
Non-U.S. operations	69	485	19	63

Total income (loss) from continuing operations before income taxes	$(563)	$914	$(387)	$(571)

Effective tax rate — The effective income tax rate for continuing operations differs from the U.S. federal statutory income tax rate for the following reasons:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Twelve Months Ended December 31,
	2008	2008	2007	2006
U.S. federal income tax rate	(35)%	35%	(35)%	(35)%
Adjustments resulting from:
Non-deductible items, including reorganization expense			14
State and local income taxes, net of federal benefit	1	2	(1)	(3)
Non-U.S. income	14	(4)	1	9
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	(1)	1	10
General business tax credits				(1)
Goodwill impairment	10		8	3
Settlement and return adjustments			5	1
Fresh start accounting adjustments		1
Effect of gain on settlement of liabilities subject to compromise		66
Miscellaneous items	4		4	2

Impact of continuing operations before valuation allowance adjustments on effective tax rate	(7)	101	6	(24)
Valuation allowance adjustments	26	(79)	10	36

Effective income tax rate — continuing operations	19%	22%	16%	12%

Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates cancellation of indebtedness income (CODI), which must be included in the obligor’s taxable income. However, recognition of CODI is limited for a taxpayer that is a debtor in a reorganization case if the discharge is granted by the court or pursuant to a plan of reorganization approved by the court. In our case, the Plan enabled the Debtors to qualify for this bankruptcy exclusion rule. The CODI triggered by discharge of debt under the Plan affected the taxable income of the Debtors for the short form tax return (January 2008) by reducing certain income tax attributes otherwise available in the following order: (i) net operating losses (NOLs) for the year of discharge and net operating loss carryforwards; (ii) most credit carryforwards, including the general business credit and the minimum tax credit; (iii) net capital losses for the year of discharge and capital loss carryforwards; and (iv) the tax basis of the debtor’s assets.

Based on our assessments, we had pre-emergence NOLs in the U.S. of approximately $300 available after emergence. The deferred tax assets related to our pre-emergence U.S. NOLs, including those remaining post-emergence, have a full valuation allowance. The Internal Revenue Code (IRC) will impose an annual limitation of approximately $90 on our use of these pre-emergence NOLs.

We paid approximately $733 following emergence to fund two VEBAs for certain union employee benefit obligations. We are currently working with the IRS, through the pre-filing agreement program, to evaluate applicable tax laws and regulations to determine the timing of the deduction for the amounts paid to the VEBAs. This amount is treated as a deductible cost in the 2008 post-emergence period and does not increase the estimated $300 of pre-emergence NOLs that are subject to the limitations imposed by the IRC. Offsetting this deduction in 2008 is additional CODI generated by the amendment of our Exit Facility in November 2008. Under IRS regulations, this amendment is treated as a reissuance of debt at fair value for tax purposes. The difference between the fair market value of the debt at that time and the face value becomes an original issue discount for tax purposes generating CODI of approximately $550. We believe that the full amount will be deductable over the remaining term of the loan. The net deferred tax assets related to these issues have a full valuation allowance.

Valuation Allowance Adjustments — We periodically assess the need to establish valuation allowances against our net deferred tax assets. Consideration is given to all positive and negative evidence related to the realization of some or all of our deferred tax assets. This assessment considers, among other matters, forecasts of future profitability, the nature, frequency and severity of recent losses, the duration of statutory carryforward periods and the implementation of feasible and prudent tax planning strategies. Based on this analysis and our history of losses and our near-term profit outlook, we have established 100% valuation allowances against our U.S. deferred tax assets. Similar valuation allowances are recorded in other countries where, based on the profit outlook, realization of the deferred tax asset does not satisfy the more likely than not recognition criterion. With the exception of the tax benefits which offset the OCI tax charges in 2007, we have not recognized tax benefits on losses generated since 2005 in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for realization of deferred tax assets. Consequently, there is no income tax benefit against the pre-tax losses of these jurisdictions as valuation allowances are established offsetting the associated tax benefit. During the fourth quarter of 2008, we determined that our deferred tax assets in Canada require a full valuation allowance and we recorded a charge to tax expense of $34. We will maintain full valuation allowances against our net deferred tax assets in the U.S. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowance.

Deferred Tax Assets and Liabilities — Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31 include the following:

	Dana	Prior Dana
	December 31,	January 31,	December 31,
	2008	2008	2007
Net operating loss carryforwards	$653	$336	$642
Postretirement benefits other than pensions	32	156	365
Expense accruals	335	174	306
Research and development costs	155	184	186
Capital loss carryforward	12	82	116
Foreign tax credits recoverable	111	107	107
Other tax credits recoverable	69	61	61
Postemployment benefits	(3)	14	34
Inventory reserves	(46)	(51)	15
Other employee benefits	4	1	2
Other	54	30	65

Total	1,376	1,094	1,899
Valuation allowance	(1,142)	(710)	(1,609)

Deferred tax assets	234	384	290
Depreciation — non-leasing	(124)	(181)	(98)
Unremitted earnings	(81)	(104)	(97)
Leasing activities	3	(6)	(6)
Pension accruals	46	35	(6)
Goodwill	5	(2)	(1)
Intangibles	(199)	(234)

Deferred tax liabilities	(350)	(492)	(208)

Net deferred tax assets (liabilities)	$(116)	$(108)	$82

Our deferred tax assets include benefits expected from the utilization of NOLs, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2008. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration

Net operating losses
U.S. federal	$418	$(418)	20	2023
U.S. state	106	(106)	Various	2009
Brazil	31	(25)	Unlimited
France	26		Unlimited
U.K	15	(15)	Unlimited
Luxembourg	39	(39)	Unlimited
Venezuela	8	(8)	3	2011
Argentina	3	(3)	5	2011
Australia	5	(5)	Unlimited
Other non-U.S	2	(2)	Various	2014

Total	653	(621)
Capital losses	12	(12)
Other credits	180	(180)	10 - 20	2010

Total	$845	$(813)

Foreign income repatriation — Prior to 2007, we did not provide for U.S. federal income and non-U.S. withholding taxes on undistributed earnings from our non-U.S. operations because such earnings were considered to be re-invested indefinitely outside of the U.S. With the confirmation of our plan of reorganization and emergence from bankruptcy, we intend to repatriate approximately $972 of accumulated non-U.S. earnings. Accordingly, income tax expense for 2007 includes a charge of $37, net of valuation allowances, representing the non-U.S. withholding taxes which are expected to be incurred in connection with the repatriation of these non-U.S. earnings. During 2008, we modified our repatriation plans and recorded additional tax expense of $14, net of valuation allowances, to increase the liability for the one month period ended January 31, 2008 and we recorded a tax benefit of $5, net of valuation allowances, for the eleven months ended December 31, 2008 to reduce the estimated liability.

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

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 1999. The U.S. Federal Income Tax audits for 1999 to 2002 are settled. The closing agreements on these transactions are being reviewed and are expected to be finalized in 2009. The effect, if any, on our results of operations is not expected to be material.

The U.S. Federal audits of the 2003 through 2005 taxation years are effectively settled with both sides reviewing the settlement calculations. Based on our estimates of the settlement impacts, we reduced the tax liabilities including interest by $27 in the fourth quarter of 2008 related to pre-emergence tax matters and, in accordance with SFAS 109 requirements, charged the adjustment to goodwill. After 2008, SFAS 141(R) will require that any adjustments to our pre-emergence liability for uncertain tax positions be recorded as tax expense. The closing agreements on these transactions are expected to be finalized in 2009 and the effect, if any, on our operations is not expected to be material.

We are currently under audit by foreign authorities for certain taxation years. When these issues are settled the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact on our financial position at this time.

Unrecognized tax benefits — We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007 and credited retained earnings for the initial impact of approximately $3. As of the adoption date, we had gross unrecognized tax benefits of $137, of which $112 could be reduced by NOL carryforwards, and other timing adjustments. The net amount of $25, if recognized, would affect our effective tax rate. Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes pursuant to FIN 48. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements are recognized as components of income tax expense or benefit. Interest of $5, $8 and $15 was accrued on the uncertain tax positions as of December 31, 2008, January 31, 2008 and December 31, 2007. Net interest expense (income) of ($10), $9 and $12 was recognized as part of the provision for income taxes in 2008, 2007 and 2006.

A reconciliation of the beginning to ending amount of gross unrecognized tax benefits is as follows:

	2008	2007

Balance at January 1	$57	$137
Decreases related to prior year tax positions	(11)	(90)

Balance at January 31	46
Increases related to settlements	8
Decreases related to prior years tax positions	(27)
Increases related to current year tax positions	17	10

Balance at December 31	$44	$57

As at December 31, 2008, the total amount of gross unrecognized tax benefits was $44, all of which, if recognized, would impact the effective tax rate. If matters for 1999 through 2005 are settled with the IRS within the next 12 months, the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to significant uncertainty; therefore, we cannot make an estimate of the impact on earnings at this time. At December 31, 2007, we had included accrued liabilities for income taxes of the Debtors in liabilities subject to compromise since they were settled as part of the bankruptcy process.

Note 22.	Other Income, Net

Other income, net included:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended	Year Ended
	December 31,	January 31,	December 31,
	2008	2008	2007	2006
Interest income	$48	$4	$42	$37
DCC other income (loss), net	2	(1)	38	45
Divestiture gains			11	10
Foreign exchange gain (loss)	(12)	3	35	4
Claim settlement			(11)
Loss on repayment of debt	(10)
Strategic transaction fees	(10)
Export and other credits	11	1	17	13
Other, net	24	1	30	31

Other income, net	$53	$8	$162	$140

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. In 2008, $240 of cross-currency obligations to our U.S. operations as of December 31, 2007 were repaid.

Dana and its subsidiaries enter into foreign exchange contracts to hedge certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. At December 31, 2008, these foreign exchange contracts had a total notional amount of $158. These contracts are marked to market, with the gain or loss reflected in foreign exchange gain (loss).

The claim settlement charge of $11 in 2007 represents the estimated costs to settle a contractual matter with an investor in one of our equity investments.

Note 23.	Segment, Geographical Area and Major Customer Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), establishes standards for reporting information about operating segments and related disclosures about products and services and geographic locations. SFAS 131 requires reporting on a single basis of segmentation. The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.”

We manage our operations globally through seven operating segments with five operating segments focused on specific products for the automotive light vehicle market: Light Axle, Driveshaft, Sealing, Thermal and Structures and two operating segments focused on specific medium-duty and heavy-duty vehicle markets: Commercial Vehicle and Off-Highway. We report operating and related disclosures about each of our seven segments below on a basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

Costs not included in the operating segment results are related primarily to corporate administrative services, shared service centers, trailing liabilities of closed operations and other administrative activities for which the charges are not allocated to the operating segments. In addition, segment operating results are reported using the FIFO inventory valuation method with the LIFO versus FIFO difference included as part of the reconciling items. Management had previously utilized earnings before interest and taxes (EBIT) as the primary internal segment profit measure. While EBIT and net income continue to be important profit measures, in 2008 the primary measure was changed to segment EBITDA, to enhance the comparability and usefulness of our operating segment results after application of fresh start accounting upon emergence from bankruptcy. Prior period results were restated to conform to the 2008 presentation.

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

We evaluate DCC as if it were accounted for under the equity method of accounting rather than on the fully consolidated basis required for external reporting. DCC is included as a reconciling item between the segment results and our loss before income tax.

Segment Information

We used the following information to evaluate our operating segments:

	Dana
	Eleven Months Ended December 31, 2008					December 31,
		Inter-				2008
	External	Segment	Segment	Capital	Depreciation/	Net
2008	Sales	Sales	EBITDA	Spend	Amortization	Assets

Light Axle	$1,944	$66	$63	$34	$76	$738
Driveshaft	1,069	170	96	53	60	705
Sealing	641	17	54	30	32	372
Thermal	231	6	5	10	15	119
Structures	786	10	47	43	36	352
Commercial Vehicle	1,090	8	29	40	19	419
Off-Highway	1,576	42	120	24	23	584
Other Operations	7	66	(15)		8	(49)
Eliminations		(385)

Total	$7,344	$—	$399	$234	$269	$3,240

	Prior Dana
	One Month Ended January 31, 2008					January 31,
		Inter-				2008
	External	Segment	Segment	Capital	Depreciation/	Net
2008	Sales	Sales	EBITDA	Spend	Amortization	Assets

Light Axle	$210	$6	$8	$7	$7	$743
Driveshaft	110	17	12	1	3	461
Sealing	64	1	7	2	2	284
Thermal	28		3	1	1	126
Structures	90	1	5	2	5	329
Commercial Vehicle	97	1	4	3	3	423
Off-Highway	151	4	15		2	466
Other Operations	1	8	(3)			536
Eliminations		(38)

Total	$751	$—	$51	$16	$23	$3,368

	Prior Dana
	Year Ended December 31, 2007					December 31,
		Inter-				2007
	External	Segment	Segment	Capital	Depreciation/	Net
2007	Sales	Sales	EBITDA	Spend	Amortization	Assets

Light Axle	$2,627	$102	$106	$55	$84	$819
Driveshaft	1,200	217	104	43	39	552
Sealing	728	22	73	27	25	275
Thermal	293	6	21	15	11	117
Structures	1,069	18	101	38	58	373
Commercial Vehicle	1,235	7	62	37	34	368
Off-Highway	1,549	42	156	30	20	426
Other Operations	20	110	(27)	7	7	573
Eliminations		(524)

Total	$8,721	$—	$596	$252	$278	$3,503

	Prior Dana
	Year Ended December 31, 2006					December 31,
		Inter-				2006
	External	Segment	Segment	Capital	Depreciation/	Net
2006	Sales	Sales	EBITDA	Spend	Amortization	Assets

Light Axle	$2,230	$70	$34	$90	$73	$1,131
Driveshaft	1,124	148	118	45	35	591
Sealing	684	31	77	27	25	256
Thermal	283	5	34	18	9	194
Structures	1,174	27	48	58	63	416
Commercial Vehicle	1,683	7	61	19	35	444
Off-Highway	1,231	38	127	23	18	377
Other Operations	95	123	(39)	6	10	298
Eliminations		(449)

Total	$8,504	$—	$460	$286	$268	$3,707

The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income tax:

	Dana	Prior Dana
	Eleven Months	One Month
	Ended	Ended
	December 31,	January 31,	Year Ended December 31,
	2008	2008	2007	2006
Segment EBITDA	$399	$51	$596	$460
Shared services and administrative	(133)	(13)	(143)	(161)
Other income (expense) not in segments			3	(22)
Foreign exchange not in segments	(3)		(6)	5
Depreciation	(269)	(23)	(278)	(268)
Amortization of intangibles	(81)
Amortization of fresh start inventory step-up	(15)
Realignment	(114)	(12)	(205)	(92)
DCC EBIT	(2)		38	7
Impairment of goodwill	(169)		(89)	(46)
Impairment of investments and other assets	(14)			(234)
Reorganization items, net	(25)	(98)	(275)	(143)
Loss on repayment of debt	(10)
Strategic transaction expenses	(10)
Loss on sale of assets, net	(10)		(9)	(9)
Stock compensation expense	(6)
Foreign exchange on intercompany loans and market value adjustments on hedges	(7)	4	44
Divestiture gains				10
Interest expense	(142)	(8)	(105)	(115)
Interest income	48	4	42	37
Fresh start accounting adjustments		1,009

Income (loss) from continuing operations before income taxes	$(563)	$914	$(387)	$(571)

The losses from continuing operations before income taxes for the eleven months ended December 31, 2008 include net expenses of $105 related to adjustments arising from the application of fresh start accounting, primarily amortization of intangibles, the expensing of the incremental value of inventories sold during the period and additional depreciation expense.

Net assets at the segment level are intended to correlate with invested capital. The amount includes accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities, but excludes assets and liabilities of discontinued operations.

Net assets differ from consolidated total assets as follows:

	Dana	Prior Dana
	2008	2007

Net assets	$3,240	$3,503
Accounts payable and other current liabilities	1,185	1,643
DCC’s assets in excess of equity		149
Other current and long-term assets	1,168	1,106
Assets of discontinued operations		24

Consolidated total assets	$5,593	$6,425

Although accounting for discontinued operations does not result in the reclassification of prior balance sheets, our segment reporting excludes the assets of our discontinued operations for all periods presented based on the treatment of these items for internal reporting purposes.

The differences between operating capital spend and depreciation shown by segment and purchases of property, plant and equipment and depreciation shown on the cash flow statement result from the exclusion from the segment table of the amounts related to discontinued operations.

Certain expenses incurred in connection with realignment activities are included in the respective segment operating results, as are certain credits to earnings resulting from the periodic adjustments of our restructuring accruals to reflect changes in our estimates of the total cost remaining on restructuring projects and gains and losses realized on the sale of assets related to realignment.

Geographic Information

Of our consolidated net sales, no countries other than the U.S. and Italy account for more than 10% and only Brazil, Germany and Canada account for more than 5%. Sales are attributed to the location of the product entity recording the sale. Long-lived assets include property, plant and equipment; goodwill and equity investments in joint ventures. They do not include certain other non-current assets.

	Net Sales
	Dana	Prior Dana
	Eleven Months	One Month			Long-Lived Assets
	Ended	Ended	Twelve Months Ended		December 31,
	December 31,	January 31,	December 31,		Dana	Prior Dana
	2008	2008	2007	2006	2008	2007	2006
North America
United States	$3,016	$333	$4,000	$4,204	$790	$1,070	$1,149
Canada	319	46	536	757	80	113	123
Mexico	188	17	255	210	109	41	138

Total North America	3,523	396	4,791	5,171	979	1,224	1,410
Europe
Italy	838	85	821	625	199	86	73
Germany	442	45	459	396	153	196	535
Other Europe	889	94	976	835	211	303	297

Total Europe	2,169	224	2,256	1,856	563	585	905
South America
Brazil	578	47	527	409	125	112	102
Other South America	452	26	480	445	150	97	108

Total South America	1,030	73	1,007	854	275	209	210
Asia Pacific
Australia	188	14	250	323	49	97	87
Other Asia Pacific	434	44	417	300	218	169	135

Total Asia Pacific	622	58	667	623	267	266	222

Total	$7,344	$751	$8,721	$8,504	$2,084	$2,284	$2,747

Sales to Major Customers

	Net Sales
	2008	2007	2006

Ford	$1,399	$1,991	$1,936
	17%	23%	23%
General Motors	$523	$642	$807
	6%	7%	10%

Export sales from the U.S. to international customers were $345, $314 and $402 in 2008, 2007 and 2006.

Quarterly Results (Unaudited)

	Prior Dana	Dana — 2008
	One Month	Two Months	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	January 31	March 31	June 30	September 30	December 31
Net sales	$751	$1,561	$2,333	$1,929	$1,521
Gross margin	$49	$84	$127	$33	$(27)
Net income (loss)	$709	$(24)	$(140)	$(271)	$(256)
Net income (loss) per share available to common stockholders
Basic	$4.73	$(0.29)	$(1.47)	$(2.79)	$(2.65)
Diluted	$4.71	$(0.29)	$(1.47)	$(2.79)	$(2.65)

	Prior Dana
	For the 2007 Quarters Ended
	March 31	June 30	September 30	December 31

Net sales	$2,145	$2,289	$2,130	$2,157
Gross margin	$102	$148	$113	$127
Net loss	$(92)	$(133)	$(69)	$(257)
Net loss per share available to common stockholders
Basic	$(0.61)	$(0.89)	$(0.46)	$(1.71)
Diluted	$(0.61)	$(0.89)	$(0.46)	$(1.71)

The second quarter of 2008 included a pre-tax impairment of goodwill of $75. The third quarter of 2008 included a pre-tax impairment of goodwill of $105. The fourth quarter of 2008 includes reversals of the goodwill impairment of $11.

The second quarter of 2007 included a charge of $128 to continuing operations and a charge of $17 to discontinued operations in connection with the settlement of pension obligations in the U.K. Net loss in the fourth quarter of 2007 included additional pre-tax reorganization charges of $102 in the quarter primarily related to settlements of bankruptcy claims subsequent to the end of the year and a pre-tax impairment of goodwill of $89. Also included were pre-tax charges of $5 and tax charges of $18 related to prior periods.

DANA HOLDING CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Dana
				Adjustments
				arising
		Amounts		from change
	Balance at	charged		in currency	Balance at
	Beginning	(credited)	Allowance	exchange rates	end of
	of period	to income	utilized	and other items	period

For the Eleven Months Ended December 31, 2008
Allowances Deducted from Assets Allowance for Doubtful Receivables	$23	$5	$(4)	$(1)	$23
Valuation Allowance for Deferred Tax Assets	710	271		161	1,142

Total Allowances Deducted from Assets	$733	$276	$(4)	$160	$1,165

For the Month Ended January 31, 2008	Prior Dana

Allowances Deducted from Assets Allowance for Doubtful Receivables	$20	$—	$(1)	$4	$23
Valuation Allowance for Deferred Tax Assets	1,609	(723)		(176)	710

Total Allowances Deducted from Assets	$1,629	$(723)	$(1)	$(172)	$733

For the Year Ended December 31, 2007
Allowances Deducted from Assets Allowance for Doubtful Receivables	$23	$(1)	$(2)	$—	$20
Valuation Allowance for Deferred Tax Assets	1,971	(57)	(3)	(302)	1,609

Total Allowances Deducted from Assets	$1,994	$(58)	$(5)	$(302)	$1,629

For the Year Ended December 31, 2006
Allowances Deducted from Assets Allowance for Doubtful Receivables	$22	$3	$(7)	$5	$23
Allowance for Credit Losses — Lease Financing	17	(17)			—
Valuation Allowance for Deferred Tax Assets	1,535	182	(4)	258	1,971
Allowance for Loan Losses	9	(3)		(6)	—

Total Allowances Deducted from Assets	$1,583	$165	$(11)	$257	$1,994

ITEM 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s website at www.dana.com.

The remainder of the response to this item is included under the sections captioned “Information About the Nominees and Series A Preferred Directors,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009, which sections are hereby incorporated by reference.

Item 11.	Executive Compensation

The response to this item is included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards At Fiscal Year End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Executive Agreements” and “Potential Payments Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009, which sections are hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The response to the remaining requirements of this item is included under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009, which sections are hereby incorporated by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2008 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

	Number of Securities to
	be Issued Upon	Weighted Average
	Exercise of	Exercise Price of	Number of Securities
	Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category(1)	Warrants and Rights(2)	Warrants and Rights(3)	for Future Issuance

Equity compensation plans approved by security holders	7,140,829	$8.05	8,848,856
Equity compensation plans not approved by security holders
Total	7,140,829	$8.05	8,848,856

(1)	As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Prior Dana stock options, unvested restricted shares and restricted stock units, and unvested equity incentive plan awards were cancelled with no consideration. All amounts shown relate to the period following emergence.

(2)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana’s equity compensation plans and were outstanding at December 31, 2008.

(3)	Calculated without taking into account the 1,619,301 shares of common stock subject to outstanding restricted stock units and performance shares referred to in Note 2 that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees and Series A Preferred Directors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009, which sections are hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The response to this item is included under the section captioned “Independent Auditors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2009, which section is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

10-K Pages

(a) List of documents filed as a part of this report:
1. Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	45
Consolidated Statement of Operations	48
Consolidated Balance Sheet	49
Consolidated Statement of Cash Flows	50
Consolidated Statement of Shareholders’ Equity	51
Notes to Consolidated Financial Statements	53
2. Unaudited Quarterly Financial Information	122
3. Financial Statement Schedule:
Valuation and Qualifying Accounts and Reserves (Schedule II)	123
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
4. Exhibits listed in the Exhibit Index	128

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: March 16, 2009	By: /s/ John M. Devine

John M. Devine
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of March 2009 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature		Title

/s/ John M. Devine* John M. Devine		Chairman, Chief Executive Officer, and President (Principal Executive Officer)

/s/ James A. Yost* James A. Yost		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard J. Dyer* Richard J. Dyer		Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Gary L. Convis* Gary L. Convis		Director

/s/ Mark T. Gallogly* Mark T. Gallogly		Director

/s/ Richard A. Gephardt* Richard A. Gephardt		Director

/s/ Stephen J. Girsky* Stephen J. Girsky		Director

/s/ Terrence J. Keating* Terrence J. Keating		Director

/s/ Mark A. Schulz* Mark A. Schulz		Director

/s/ Keith E. Wandell* Keith E. Wandell		Director

/s/ Jerome B. York* Jerome B. York		Director

*By:	/s/ Marc S. Levin Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant), file number 001-01063, unless otherwise indicated.

No.		Description	Method of Filing or Furnishing

2.1		Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession, dated October 23, 2007	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
2.2		First Modifications to Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession	Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
2.3		Stipulation and Agreed Order Between the Debtors and the Official Committee of Non-Union Retirees	Filed as Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
3.1		Restated Certificate of Incorporation of Dana Holding Corporation	Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference
3.2		Bylaws of Dana Holding Corporation	Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K/A dated February 4, 2009, and incorporated herein by reference
4.1		Registration Rights Agreement, dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.2		Registration Rights Agreement, dated as of January 31, 2008, by and among the Company and the Series B Preferred Stock purchasers named therein	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.3		Shareholders Agreement, dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P.	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
4.4		Specimen Common Stock Certificate	Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference
4.5		Specimen Series A Preferred Stock Certificate	Filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated by reference
4.6		Specimen Series B Preferred Stock Certificate	Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated by reference
10	.1**	Dana Corporation Annual Incentive Plan	Filed as Exhibit 10-S to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated by reference
10	.2**	First Amendment to the Dana Corporation Annual Incentive Plan, adopted March 30, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated April 5, 2007, and incorporated by reference

No.		Description	Method of Filing or Furnishing

10	.3**	Executive Employment Agreement dated April 16, 2008 by and between Gary L. Convis and Dana Holding Corporation	Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference
10	.4**	Executive Employment Agreement dated December 16, 2008 and effective January 1, 2009 by and between Gary L. Convis and Dana Holding Corporation	Filed with this Report
10	.5**	Executive Employment Agreement dated April 16, 2008 by and between John M. Devine and Dana Holding Corporation	Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference
10	.6**	Executive Employment Agreement dated December 16, 2008 and effective January 1, 2009 by and between John M. Devine and Dana Holding Corporation	Filed with this Report
10	.7**	Executive Employment Agreement dated April 16, 2008 by and between Robert H. Marcin and Dana Holding Corporation	Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference
10	.8**	Executive Employment Agreement dated December 16, 2008 and effective January 1, 2009 by and between Robert H. Marcin and Dana Holding Corporation	Filed with this Report
10	.9**	Employment Agreement dated May 13, 2008 by and between Dana Holding Corporation and James A. Yost	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference
10	.10**	Supplemental Executive Retirement Plan for James A. Yost dated May 22, 2008	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference
10	.11**	Employment Agreement between Dana and Michael J. Burns, dated February 3, 2004	Filed as Exhibit 10-E(2) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and incorporated by reference
10	.12**	Amendment to Employment Agreement between Dana Corporation and Michael J. Burns, entered into on May 16, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.13**	Separation Agreement dated March 27, 2008 by and between Michael J. Burns and Dana Holding Corporation	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 2, 2008, and incorporated herein by reference
10	.14**	Executive Agreement between Dana Corporation and Paul E. Miller, entered into on May 16, 2007	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.15**	Supplemental Executive Retirement Plan for Paul Miller, effective as of May 3, 2004	Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated by reference
10	.16**	Transition Agreement dated November 10, 2008 by and between Paul E. Miller and Dana Holding Corporation	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 13, 2008, and incorporated by reference

No.		Description	Method of Filing or Furnishing

10	.17**	Executive Agreement between Dana Corporation and Nick L. Stanage, entered into on May 16, 2007	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.18**	Supplemental Executive Retirement Plan for Nick Stanage, effective as of August 29, 2005	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 9, 2006, and incorporated by reference
10	.19**	Executive Agreement between Dana Corporation and Tom Stone, entered into on May 16, 2007	Filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated May 22, 2007, and incorporated by reference
10	.20**	Supplemental Executive Retirement Plan for Tom Stone dated June 27, 2005	Filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated by reference
10	.21**	Separation Agreement and General Release dated December 15, 2008 by and between Thomas R. Stone and Dana Holding Corporation	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 22, 2008, and incorporated by reference
10	.22**	Executive Bonus Agreement between Dana Corporation and Ralf Goettel, entered into on June 14, 2007	Filed as Exhibit 10-Y to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10	.23**	Letter to Ralf Goettel dated July 1, 2008	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 10, 2008, and incorporated herein by reference
10	.24**	Release by and between Dana Limited and Ralf Goettel dated July 3, 2008 and effective July 10, 2008	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated July 10, 2008, and incorporated herein by reference
10	.25**	Agreement dated March 6, 2006 between Dana Corporation and AP Services, LLC	Filed as Exhibit 10-T to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporated by reference
10	.26**	Separation Agreement and General Release dated December 2, 2008 by and between Robert Fesenmyer and Dana Holding Corporation	Filed with this Report
10	.27**	Consulting Agreement dated December 2, 2008 by and between Robert Fesenmyer and Dana Limited	Filed with this Report
10	.28**	Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10	.29**	Form of Stock Option Nonqualified Stock Option Agreement	Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference
10	.30**	Form of Restricted Stock Agreement	Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference
10	.31**	Form of Indemnification Agreement	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference

No.		Description	Method of Filing or Furnishing

10	.32**	Dana Holding Corporation Summary of Non-Employee Director Compensation Package and Stock Ownership Guidelines	Filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference
10	.33**	Form of Option Right Agreement For Non-Employee Directors	Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference
10	.34**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference
10	.35**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference
10	.36**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008	Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference
10	.37**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008	Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference
10	.38**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed with this Report
10	.39**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed with this Report
10	.40**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed with this Report
10	.41**	Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan	Filed with this Report
10	.42**	Dana Holding Corporation Executive Perquisite Plan	Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference
10	.43**	Dana Holding Corporation Executive Severance Plan	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference
10.44		Partial Closing Agreement made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed as Exhibit 10-O(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference
10.45		Amendment to the Equity Joint Venture Contract made on March 14, 2007, by and among Dongfeng Motor Co. Ltd., Dongfeng (Shiyan) Industrial Company, Dongfeng Motor Corporation and Dana Mauritius Limited	Filed as Exhibit 10-O(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.46	Agreement as to Structure of Settlement and Allocation of Debt dated 27 February 2007	Filed as Exhibit 10-V to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by reference
10.47	Settlement Agreement and Release between Dana Corporation and its affiliated debtors and debtors in possession and Dana Credit Corporation and its direct and indirect subsidiaries, made as of December 18, 2006, with the form of Forbearance Agreement between Dana Credit Corporation and the Forbearing Noteholders attached as Exhibit A	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.48	Master Share Purchase Relating to the Dissolution of the Spicer Joint Venture by and among Desc Automatrix, S.A. de C.V., Inmobiliaria Unik, S.A. de C.V., Spicer, S.A. de C.V., Dana Corporation, and Dana Holdings Mexico, S. de R.L. de C.V., dated as of May 31, 2006	Filed as Exhibit 10-Y to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, and incorporated herein by reference
10.49	Asset Purchase Agreement between Hendrickson USA, L.L.C., and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.50	First Amendment, dated as of September 29, 2006, to the Asset Purchase Agreement between Hendrickson USA, L.L.C. and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.51	Second Amendment, dated as of October 17, 2006, to the Asset Purchase Agreement between Hendrickson USA, L.L.C. and Dana Corporation, dated as of September 11, 2006	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated December 21, 2006, and incorporated herein by reference
10.52	Stock and Asset Purchase Agreement by and between MAHLE GmbH and Dana Corporation, dated as of December 1, 2006	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated March 1, 2007, and incorporated herein by reference
10.53	Amended and Restated Senior Secured Superpriority Debtor-In-Possession Credit Agreement, dated as of April 13, 2006, among Dana Corporation, as Borrower; the Guarantors Party Thereto; Citicorp North America, Inc., as Administrative Agent and Initial Swing Lender; Bank of America, N.A. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents and Initial Issuing Banks; Morgan Stanley Senior Funding, Inc. and Wachovia Bank, National Association, as Co-Documentation Agents; and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners	Filed as Exhibit 10-Q to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.54	Amendment No. 1 to the Amended and Restated Senior Secured Superpriority Debtor-in-Possession Credit Agreement, dated as of January 25, 2007, among Dana Corporation, as borrower; certain of Dana’s U.S. subsidiaries, as guarantors; and Citicorp North America, Inc., as Administrative Agent for the Incremental Term Lenders	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated January 30, 2007, and incorporated herein by reference
10.55	Agreement to Purchase Assets and Stock by and between Orhan Holding, A.S. and Dana Corporation, dated as of March 28, 2007	Filed as Exhibit 10-W to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.56	Asset Purchase Agreement by and between Coupled Products Acquisition LLC and Dana Corporation, dated as of May 28, 2007	Filed as Exhibit 10-X to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.57	Receivables Loan Agreement dated 18 July 2007, between Dana Europe Financing (Ireland) Limited, as Borrower; Dana International Luxembourg SARL, as Servicer and as Performance Undertaking Provider; the persons from time to time party thereto as Lenders; and GE Leveraged Loans Limited, as Administrative Agent	Filed as Exhibit 10-Z(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.58	Master Schedule of Definitions, Interpretation and Construction dated 18 July 2007, between Dana Europe Financing (Ireland) Limited; Dana International Luxembourg SARL; the Originators; GE Leveraged Loans Limited; GE FactorFrance SNC; Dana Europe S.A., the Lenders; and certain other parties	Filed as Exhibit 10-Z(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.59	Performance and Indemnity Deed dated 18 July 2007, between Dana International Luxembourg SARL, as Performance Undertaking Provider; the Intermediate Transferor; Dana Europe Financing (Ireland) Limited, as Borrower; GE Leveraged Loans Limited, as Administrative Agent; and other secured parties	Filed as Exhibit 10-Z(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference
10.60	Plan Support Agreement, dated as of July 26, 2007, by and among Dana Corporation; United Steelworkers; International Union, UAW; Centerbridge Capital Partners, L.P.; and certain creditors of Dana Corporation	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference
10.61	Investment Agreement, dated as of July 26, 2007, between Centerbridge Capital Partners, L.P.; CBP Parts Acquisition Co. LLC; and Dana Corporation	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated July 31, 2007, and incorporated herein by reference

No.	Description	Method of Filing or Furnishing

10.62	First Amendment to Investment Agreement, dated as of December 7, 2007, by and among Centerbridge Capital Partners, L.P.; Centerbridge Capital Partners Strategic, L.P., as successor by assignment from CBP Parts Acquisition Co. LLC, (CBP Parts); Centerbridge Capital Partners SBS, L.P., as successor by assignment from CBP Parts; and Dana Corporation	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 27, 2007, and incorporated herein by reference
10.63	Settlement Agreement between Dana Corporation and International Union, UAW, dated July 5, 2007	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.64	Amendment, dated as of July 26, 2007, to the USW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, United Steelworkers, and USW Local Union 903, Local Union 9443-02, and Local Union 113	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.65	Settlement Agreement between Dana Corporation and United Steelworkers, dated July 5, 2007	Filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.66	Amendment, dated as of July 26, 2007, to the UAW Settlement Agreement, dated July 5, 2007, by and among Dana Corporation, International Union, UAW and its Local Union 282, Local Union 771, Local Union 1405, Local Union 1765, Local Union 3047, Local Union 644 and the UAW Local Union representing employees at Dana’s Longview, TX facility	Filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated July 10, 2007, and incorporated herein by reference
10.67	Letter Agreement among Dana Corporation; Centerbridge Capital Partners, L.P. and certain investor signatories thereto, dated October 18, 2007	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 25, 2007, and incorporated herein by reference
10.68	Human Resources Management and Administration Master Services Agreement between Dana Corporation and International Business Machines Corporation, dated March 31, 2005, amended and restated as of September 30, 2007	Filed as Exhibit 10-P to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, and incorporated herein by reference
10.69	Term Facility Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto.	Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference