Form 10-K/A
period 2008-12-31
DANA HOLDING CORP
filed 2009-03-17
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

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

EXPLANATORY NOTE
     This amendment to the Annual Report on Form 10-K for the year ended December 31, 2008 (Amendment No. 1) is being filed solely for the purpose of including a page that was inadvertently omitted at the end of the Exhibit List under Item 15(a)4 of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2008 of Dana Holding Corporation (2008 Annual Report). All other Items of the 2008 Annual Report on Form 10-K are unaffected by the change described above and have been omitted from this amendment.

No.	Description	Method of Filing or Furnishing

10.70	Revolving Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto	Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.71	Term Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent	Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.72	Revolving Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent	Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.73	Intercreditor Agreement, dated as of January 31, 2008, among Dana Holding Corporation, Citicorp USA, Inc., as collateral and administrative agents under the Term Facility Credit and Guaranty Agreement and the Revolving Credit and Guaranty Agreement	Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference
10.74	Amendment No. 1 to the Term Facility Credit and Guaranty Agreement dated as of November 21, 2008	Filed with this Report
21	List of Subsidiaries of Dana Holding Corporation	Filed with this Report
23	Consent of PricewaterhouseCoopers LLP	Filed with this Report
24	Power of Attorney	Filed with this Report
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this Report
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this Report
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes Oxley Act of 2002)	Furnished with this Report

**	Management contract or compensatory plan required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

135

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: March 16, 2009	By: /s/ John M. Devine*

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