Form 10-Q
period 2009-03-31
DANA HOLDING CORP
filed 2009-05-07
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common stock, $0.01 par value	100,084,225

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Net sales	$1,216	$1,561	$751
Costs and expenses
Cost of sales	1,233	1,503	702
Selling, general and administrative expenses	75	65	34
Amortization of intangibles	17	12
Realignment charges, net	50	5	12
Other income, net	29	32	8

Income (loss) from continuing operations before interest, reorganization items and income taxes	(130)	8	11
Interest expense (contractual interest of $17 for the one month ended January 31, 2008)	35	27	8
Reorganization items	1	9	98
Fresh start accounting adjustments			1,009

Income (loss) from continuing operations before income taxes	(166)	(28)	914
Income tax benefit (expense)	9	(20)	(199)
Equity in earnings of affiliates	(3)	1	2

Income (loss) from continuing operations	(160)	(47)	717
Loss from discontinued operations		(1)	(6)

Net income (loss)	(160)	(48)	711
Less: Net loss (income) attributable to noncontrolling interests	3	(2)	(2)

Net income (loss) attributable to the parent company	(157)	(50)	709
Preferred stock dividend requirements	8	5

Net income (loss) available to common stockholders	$(165)	$(55)	$709

Income (loss) per share from continuing operations attributable to parent company stockholders:
Basic	$(1.64)	$(0.54)	$4.77
Diluted	$(1.64)	$(0.54)	$4.75
Loss per share from discontinued operations attributable to parent company stockholders:
Basic	$—	$(0.01)	$(0.04)
Diluted	$—	$(0.01)	$(0.04)
Net income (loss) per share attributable to parent company stockholders:
Basic	$(1.64)	$(0.55)	$4.73
Diluted	$(1.64)	$(0.55)	$4.71
Average common shares outstanding
Basic	100	100	150
Diluted	100	100	150
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except per share amounts)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$549	$777
Accounts receivable
Trade, less allowance for doubtful accounts of $21 in 2009 and $23 in 2008	804	827
Other	188	170
Inventories
Raw materials	337	394
Work in process and finished goods	434	521
Other current assets	117	58

Total current assets	2,429	2,747

Goodwill	103	108
Intangibles	538	569
Investments and other assets	187	207
Investments in affiliates	132	135
Property, plant and equipment, net	1,758	1,841

Total assets	$5,147	$5,607

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$44	$70
Liability for advance received on corporate facility sale	11
Accounts payable	613	824
Accrued payroll and employee benefits	168	185
Taxes on income	89	93
Other accrued liabilities	257	274

Total current liabilities	1,182	1,446

Long-term debt	1,184	1,181
Deferred employee benefits and other non-current liabilities	886	845
Commitments and contingencies (Note 18)

Total liabilities	3,252	3,472

Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $.01 par value, 450,000,000 authorized, 100,074,997 issued and outstanding	1	1
Additional paid-in capital	2,323	2,321
Accumulated deficit	(871)	(706)
Accumulated other comprehensive loss	(428)	(359)

Total parent company stockholders’ equity	1,796	2,028
Noncontrolling interests	99	107

Total equity	1,895	2,135

Total liabilities and equity	$5,147	$5,607

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Cash flows — operating activities
Income (loss) attributable to the parent company	$(157)	$(50)	$709
Income (loss) attributable to noncontrolling interests	(3)	2	2

Net income (loss)	(160)	(48)	711
Depreciation	73	47	23
Amortization of intangibles	21	15
Amortization of inventory valuation		45
Amortization of deferred financing charges and original issue discount	7	4
Deferred income taxes	(13)	(2)	191
Reorganization:
Gain on settlement of liabilities subject to compromise			(27)
Payment of claims		(88)
Reorganization items net of cash payments	(1)	(18)	79
Fresh start adjustments			(1,009)
Payments to VEBAs		(733)	(55)
Loss (gain) on sale of businesses and assets	(1)	1	7
Change in working capital	(112)	(128)	(61)
Other, net	12	(22)	19

Net cash flows used in operating activities	(174)	(927)	(122)

Cash flows — investing activities
Purchases of property, plant and equipment	(30)	(29)	(16)
Proceeds from sale of businesses and assets			5
Change in restricted cash			93
Other		8	(5)

Net cash flows provided by (used in) investing activities	(30)	(21)	77

Cash flows — financing activities
Repayment of debtor-in-possession facility			(900)
Net change in short-term debt	(24)	(7)	(18)
Advance received on corporate facility sale	11
Payment of DCC Medium Term Notes			(136)
Proceeds from Exit Facility debt		80	1,350
Original issue discount			(114)
Deferred financing fees			(40)
Repayment of Exit Facility debt	(3)	(4)
Issuance of Series A and Series B preferred stock			771
Other	2	(5)	(1)

Net cash flows provided by (used in) financing activities	(14)	64	912

Net increase (decrease) in cash and cash equivalents	(218)	(884)	867
Cash and cash equivalents — beginning of period	777	2,147	1,271
Effect of exchange rate changes on cash balances	(10)	20	5
Net change in cash of discontinued operations			4

Cash and cash equivalents — end of period	$549	$1,283	$2,147

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to the Consolidated
Financial Statements
1.	Organization and Summary of Significant Accounting Policies

2.	Emergence from Chapter 11

3.	Reorganization Items

4.	Discontinued Operations

5.	Realignment of Operations

6.	Inventories

7.	Long-Lived Assets

8.	Goodwill and Other Intangible Assets

9.	Capital Stock

10.	Earnings Per Share

11.	Incentive and Stock Compensation

12.	Pension and Postretirement Benefit Plans

13.	Comprehensive Income (Loss)

14.	Cash Deposits

15.	Liquidity and Financing Agreements

16.	Fair Value Measurements

17.	Risk Management and Derivatives

18.	Commitments and Contingencies

19.	Warranty Obligations

20.	Income Taxes

21.	Other Income, Net

22.	Segments

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)
Note 1. Organization and Summary of Significant Accounting Policies
General
     As a result of Dana Corporation’s emergence from Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The terms “Dana”, “we,” “our” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from bankruptcy, are references to Prior Dana and, when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008. Financial results for interim periods are not necessarily indicative of anticipated results for the entire year. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of results for our 2009 fiscal year because of seasonal variations and other factors.
     This report includes the results of the implementation of the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and the effects of the adoption of fresh start accounting. In accordance with GAAP, historical financial statements of Prior Dana are presented separately from Dana results. The implementation of the Plan and the application of fresh start accounting result in financial statements that are not comparable to financial statements in periods prior to emergence.
Summary of Significant Accounting Policies
Basis of Presentation — Our financial statements include all subsidiaries in which we have the ability to control operating and financial policies and are consolidated in conformity with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Affiliated companies (20% to 50% ownership) are recorded in the statements using the equity method of accounting.
     Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the United States Bankruptcy Code. American Institute of Certified Public Accountants’ (AICPA) Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (SOP 90-7), which is applicable to companies operating under Chapter 11, generally does not change the manner in which financial statements are prepared. However, SOP 90-7 does require that the financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization and related restructuring of our business from the ongoing operations of the business.
     We adopted SOP 90-7 on March 3, 2006 (the Filing Date) and prepared our financial statements in accordance with its requirements through the date of emergence. Effective February 1, 2008, we adopted fresh start accounting following the guidance of SOP 90-7. Pursuant to the Plan, all outstanding securities of Prior Dana were cancelled and new securities were issued. In addition, fresh start accounting required that our assets and liabilities be stated at fair value upon our emergence from bankruptcy in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141).

     Certain prior period amounts have been revised to conform to the current year’s presentation. Our operating segments have been reorganized in line with our management structure and certain income and expense items have been included or excluded from the segment EBITDA results (the segment measure of profitability — See Note 22) in the first quarter of 2009. The Light Axle and Driveshaft segments have been combined into the Light Vehicle Driveline (LVD) segment with certain operations from these former segments moving to our Commercial Vehicle and Off-Highway segments. See Note 22 for additional information.
Change in Accounting Principle
     Our inventories are valued at the lower of cost or market. On January 1, 2009, we changed the method of determining the cost basis of inventories for our U.S. operations from the last-in, first-out (LIFO) basis to the first-in, first-out (FIFO) basis. See Note 6 for additional information regarding this change. Our non-U.S. operations continue to determine cost using the average or FIFO cost basis.
Recently Adopted Accounting Standards
     On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No.133” (SFAS 161), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS 161 did not have an impact on our consolidated financial position or results of operations. For additional information, see Note 17 - Risk Management and Derivatives.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interests) in consolidated financial statements. SFAS 160 was effective January 1, 2009 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have adopted this standard effective January 1, 2009. The presentation and disclosure requirements of this standard are applied retrospectively for all periods presented. See Note 12 for a reconciliation of the beginning and ending carrying amount of equity attributable to the parent company and to noncontrolling interests.
Recent Accounting Pronouncements
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 expands disclosures about the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. An employer will also be required to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, “Fair Value Measurements” (SFAS 157). Those disclosures include the level within the fair value hierarchy in which fair value measurements of plan assets fall, information about the inputs and valuation techniques used to measure the fair value of plan assets, and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. The new disclosures are required to be included in financial statements for years ending after December 15, 2009.
Note 2. Emergence from Chapter 11
Emergence from Reorganization Proceedings and Related Subsequent Events
Claims resolution — On January 31, 2008 (the Effective Date) the Plan was consummated and we emerged from bankruptcy. As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence, we have issued 23 million of the 28 million shares for allowed claims (valued in reorganization at $529), increasing the total shares issued to 93 million (valued in reorganization at $2,157) for unsecured claims of approximately $2,239. The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $113). The remaining disputed and unliquidated claims total approximately $106. To the extent that these remaining claims are settled for less than the 5 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.
Fresh Start Accounting — As required by GAAP, we adopted fresh start accounting effective February 1, 2008 following the guidance of SOP 90-7. The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.
     Our reorganized consolidated balance sheet as of January 31, 2008 and the related disclosures are included in Note 2 to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2008.
Note 3. Reorganization Items
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
     The reorganization items in the consolidated statement of operations consisted of the following items:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Professional fees	$—	$6	$27
Employee emergence bonus			47
Foreign tax costs due to reorganization			33
Other	1	3	19
Interest income			(1)

Total reorganization items	1	9	125

Gain on settlement of liabilities subject to compromise			(27)

Reorganization items, net	$1	$9	$98

     The gain on settlement of liabilities subject to compromise resulted from the satisfaction of these liabilities at emergence through issuance of Dana common stock or cash payments. The $125 of reorganization items for the one month ended January 31, 2008 included $104 of costs incurred as a direct consequence of emergence from bankruptcy. These costs included an accrual of $47 for stock bonuses for certain union and non-union employees, transfer taxes and other tax charges to effectuate the emergence and new legal organization, success fee obligations to certain professional advisors and other parties contributing to the bankruptcy reorganization and other costs relating directly to emergence.
Note 4. Discontinued Operations
     In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we have reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations was substantially completed during 2007 with the remaining pump products business divested in the first quarter of 2008. Prior Dana incurred a loss from discontinued operations of $6 in the month ended January 31, 2008 including a postclosing adjustment of $5 and Dana incurred a loss of $1 in the two months ended March 31, 2008.
     There were no assets or liabilities of discontinued operations as of December 31, 2008. In the consolidated statement of cash flows, the cash flows of discontinued operations have been reported in the respective categories of cash flows, along with those of our continuing operations.
Note 5. Realignment of Operations
     Realignment of our manufacturing operations was an essential component of our bankruptcy reorganization plans and remains a primary focus of management. We continue to eliminate excess capacity by closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and focusing on reducing and realigning overhead costs.
     Realignment expense includes costs associated with previously announced actions as well as programs initiated during the first quarter of 2009. These actions include various employee reduction programs, manufacturing footprint optimization programs and other realignment activities across our global businesses, including the transfer of certain U.S. LVD and Commercial Vehicle manufacturing operations to Mexico.
     In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility. Realignment expense in January 2008 included severance and other costs associated with the termination of approximately 160 employees and costs incurred to transfer the manufacturing operations to certain facilities in Mexico.
     In the third quarter of 2008, we entered into an agreement to sell our corporate headquarters. The book value in excess of sale proceeds was recognized as accelerated depreciation and recorded as realignment expense from the date we entered the agreement through the closing of the agreement in February 2009. Under the terms of the agreement, we received proceeds of $11 and we are entitled to occupy the facility rent-free through January 2010 while absorbing the customary occupancy related costs. Due to the conditions under which we continue to occupy the facility, the sale proceeds are being treated as an obligation to the purchaser under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 98, “Accounting for Leases” and are classified as a liability until we no longer occupy the facility. Headquarters personnel are expected to be relocated to other facilities in the Toledo, Ohio area by September 30, 2009.
     In response to increased economic and market challenges during the second half of 2008, particularly lower production volumes, we initiated further cost reduction plans and continued to execute such plans in the first quarter of 2009. In 2008, we achieved a global workforce reduction of approximately 6,000 employees of which approximately 5,000 were in North America. During the fourth quarter of 2008, we also offered a voluntary separation program to our salaried workforce, predominantly in the United States and Canada, and incurred costs of $17 associated with approximately 275 employees who accepted this offer and terminated employment during the fourth quarter of 2008.
     During the first quarter of 2009, we recorded an additional charge of $10 for severance and related benefit costs associated with approximately 125 additional employees who accepted the offer of voluntary separation. We also implemented other employee reduction programs, resulting in a global reduction of approximately 4,800 employees. Including the $10 associated with the voluntary separation program, we recorded an additional $46 of severance and related benefit costs associated with the headcount reduction programs and the realignment of our global businesses, including the announced closures of the Mississauga, Ontario facility in our Thermal business and the McKenzie, Tennessee facility in our Sealing business.
     Depending on the nature of the restructuring activities, including the conditions associated with severance benefits and other exit costs and activities, we accrue for these actions in accordance with the appropriate provisions of SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of

Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     The following table shows the realignment charges and related payments and adjustments recorded in our continuing operations during the three months ended March 31, 2009.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2008	$55	$—	$10	$65
Activity during the period
Charges to realignment	46	1	8	55
Adjustments of accruals			(5)	(5)
Non-cash write-off		(1)		(1)
Cash payments	(59)		(9)	(68)
Currency impact	(1)			(1)

Balance at March 31, 2009	$41	$—	$4	$45

     At March 31, 2009, $45 of realignment accruals remained in accrued liabilities, including $41 for the reduction of approximately 1,900 employees to be completed over the next two years and $4 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $40 in 2009 and $5 thereafter. In addition to the $45 accrued at March 31, 2009, we estimate that another $36 will be expensed in the future to complete previously announced initiatives.
     The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for our business segments.

	Expense Recognized			Future
	Prior to	Year-to-date	Total	Cost to
	2009	2009	to Date	Complete
Light Vehicle Driveline	$89	$15	$104	$16
Structures	37	4	41	6
Sealing	3	7	10	4
Thermal		6	6
Off-Highway	2		2
Commercial Vehicles	31	12	43	9
Other	17	6	23	1

Total continuing operations	$179	$50	$229	$36

     The remaining cost to complete includes estimated noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.
Note 6. Inventories
     On January 1, 2009, we changed the method of determining the cost of inventories for our U.S. operations from the LIFO basis to the FIFO basis. Our non-U.S. operations continue to determine cost using the average or FIFO cost method. We believe the change is preferable as the FIFO method better reflects the current value of inventories on the consolidated balance sheet, provides greater uniformity across our operations and enhances our comparability with peers.
     This change in accounting method was completed in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” We applied the change in accounting method by adjusting the 2008 financial statements for the periods subsequent to our emergence from bankruptcy on January 31, 2008. As a result of applying fresh start accounting, inventory values at January 31, 2008 had been adjusted to their acquired value which resulted in LIFO basis equaling FIFO basis at that date. At December 31,

2008, our FIFO basis exceeded our LIFO basis by $14. The change in accounting from the LIFO to FIFO method was recorded as a reduction to cost of sales, resulting in a $14 benefit to operating income from continuing operations for the eleven months ended December 31, 2008. For the two-month period ended March 31, 2008, the accounting change increased cost of sales by $26. A charge to cost of sales of $30 to amortize the valuation step-up recorded at January 31, 2008 in connection with fresh start accounting was offset by a $4 reversal of other LIFO adjustments that had been recorded in that two-month period. The amortization of an additional $4 of the valuation step-up and the reversal of credit LIFO reserves of $44 recorded in the last three quarters of 2008 resulted in a net benefit of $40 for those periods. There is no net effect on income tax expense due to the valuation allowance on U.S. deferred tax assets.
     The effects of the change on the consolidated statement of operations for the two months ended March 31, 2008 are presented in the following table as are the effects of the change on the statement of operations for the three months ended March 31, 2009:

	2009			2008
	LIFO Estimate	Difference	As Reported	As Reported	Adjustments	As Adjusted
	Three Months	Between	Three Months	Two Months	to Change	Two Months
	Ended	LIFO	Ended	Ended	from	Ended
	March 31,	and	March 31,	March 31,	LIFO	March 31,
	2009	FIFO	2009	2008	to FIFO	2008
Cost of sales	$1,225	$8	$1,233	$1,477	$26	$1,503
Income (loss) from continuing operations before interest, reorganization items and income taxes	(122)	(8)	(130)	34	(26)	8
Loss from continuing operations before income taxes	(158)	(8)	(166)	(2)	(26)	(28)
Loss from continuing operations	(152)	(8)	(160)	(21)	(26)	(47)
Net loss	(152)	(8)	(160)	(22)	(26)	(48)
Loss attributable to the parent company	(149)	(8)	(157)	(24)	(26)	(50)
Loss available to common stockholders	(157)	(8)	(165)	(29)	(26)	(55)

Loss per share from continuing operations attributable to the parent company:
Basic	$(1.56)	$(0.08)	$(1.64)	$(0.28)	$(0.26)	$(0.54)
Diluted	$(1.56)	$(0.08)	$(1.64)	$(0.28)	$(0.26)	$(0.54)

Loss per share attributable to the parent company stockholders:
Basic	$(1.56)	$(0.08)	$(1.64)	$(0.29)	$(0.26)	$(0.55)
Diluted	$(1.56)	$(0.08)	$(1.64)	$(0.29)	$(0.26)	$(0.55)
     The impacts of this change on reported balances at December 31, 2008 and the effects as of March 31, 2009 are as follows:

	2009			2008
		Difference	As Reported	As Reported	Adjustments	As Reported
	LIFO Estimate	Between	under FIFO	Under LIFO	to Change	Under FIFO
	March 31,	LIFO and	March 31,	December 31,	from LIFO	December 31,
	2009	FIFO	2009	2008	to FIFO	2008
Inventories	$765	$6	$771	$901	$14	$915
Total current assets	2,423	6	2,429	2,733	14	2,747
Total assets	5,141	6	5,147	5,593	14	5,607
Accumulated deficit	(877)	6	(871)	(720)	14	(706)
Total parent company stockholders’ equity	1,790	6	1,796	2,014	14	2,028
Total equity	1,889	6	1,895	2,121	14	2,135
Total liabilities and equity	5,141	6	5,147	5,593	14	5,607

     The impacts of this change on operating cash flow for the two months ended March 31, 2008 are presented in the following table as are the effects of the change on operating cash flow for the three months ended March 31, 2009:

	2009			2008
	LIFO Estimate	Adjustments	As Reported	As Reported	Adjustments	As Adjusted
	Three Months	to Change	Three Months	Two Months	to Change	Two Months
	Ended	from	Ended	Ended	from	Ended
	March 31,	LIFO	March 31,	March 31,	LIFO	March 31,
	2009	to FIFO	2009	2008	to FIFO	2008
Net loss	$(152)	$(8)	$(160)	$(22)	$(26)	$(48)
Amortization of inventory valuation				15	30	45
Change in working capital	(120)	8	(112)	(124)	(4)	(128)
Net cash flows used in operating activities	(174)		(174)	(927)		(927)
Note 7. Long-lived Assets
     We evaluated the long-lived assets in our segments for impairment as of December 31, 2008. Those assessments supported the carrying values of the long-lived assets; however deterioration of market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in potential future long-lived asset impairment.
     Declines in production and the related changes to our forecasted results due to economic developments in 2009 could require us to assess the carrying value of our goodwill and other intangible assets in certain segments and could result in impairments of these intangible assets.
Note 8. Goodwill and Other Intangible Assets
Goodwill
     In accordance with SFAS No. 142, “Goodwill and Other Intangibles Assets” (SFAS 142), we test goodwill for impairment on an annual basis unless conditions arise that warrant an interim review. The annual impairment tests are performed as of October 31. In assessing the recoverability of goodwill, estimates of fair value are based upon consideration of various valuation methodologies, including projected future cash flows and multiples of current earnings. If these estimates or related projections change in the future, we may be required to record goodwill impairment charges.
     Goodwill declined from $108 at December 31, 2008 to $103 at March 31, 2009 due to the impact of foreign currency translation.
Other Intangible Assets
     Intangible assets include core technology, trademarks and trade names and customer relationships. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana ®, Spicer ® and others. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.
     Customer contracts and developed technology have finite lives while substantially all of the trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful lives using the straight-line method of amortization and are periodically reviewed for impairment indicators. Indefinite-lived intangible assets are reviewed for impairment annually or more frequently if impairment indicators exist.

     The following table summarizes the components of other intangible assets at March 31, 2009:

	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$95	$(17)	$78
Trademarks and trade names	17	3		3
Customer relationships	8	467	(81)	386

Non-amortizable intangible assets
Trademarks and trade names		71		71

		$636	$(98)	$538

     The net carrying amounts of intangible assets attributable to each of our operating segments at March 31, 2009 were as follows: LVD — $33; Sealing — $41; Thermal — $17; Structures — $52; Commercial Vehicle — $218; and Off-Highway — $177.
     Amortization expense related to intangible assets was $21 in the first quarter of 2009. Amortization of core technology of $4 was charged to cost of sales and $17 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2009 and each of the next five years is as follows: remainder of 2009, $53; 2010, $71; 2011, $69; 2012, $69; 2013, $69 and 2014, $66. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.
Note 9. Capital Stock
Series A and Series B Preferred Stock
Dividends — Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The payment of preferred dividends was suspended in November 2008 under the terms of our amended Term Facility and may resume when our total leverage ratio as of the end of the previous fiscal quarter is less than or equal to 3.25:1.00. See Note 15 for additional information on the amended Term Facility. Preferred dividends accrued but not paid at March 31, 2009 were $18.
Common Stock
     At March 31, 2009, 100,109,124 shares of our common stock have been issued and we held less than $1 in treasury stock (34,127 shares at an average cost per share of $6.38).

Note 10. Earnings Per Share
     The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Weighted-average number of shares outstanding — basic	100.1	100.0	149.9
Employee compensation-related shares, including stock options			0.5

Weighted-average number of shares outstanding — diluted	100.1	100.0	150.4

     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury.
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
     We excluded 5.6 million and 0.8 million common stock equivalents from the table above as the effect of including them would have been anti-dilutive for the quarter ended March 31, 2009 and the two months ended March 31, 2008. There were also common stock equivalents of 0.4 million and less than 0.1 million for these same periods that satisfied the definition of potentially dilutive shares. These potentially dilutive shares have also been excluded from the computation of earnings per share as the loss from continuing operations for these periods caused these shares to have an anti-dilutive effect. Conversion of the preferred stock was also not included in the share count for diluted earnings per share due to the loss from continuing operations. The preferred stock would convert into approximately 59.9 million shares of common stock at a $13.19 conversion price.
     The calculation of earnings per share is based on the following income (loss) attributable to the parent company stockholders:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Income (loss) from continuing operations	$(157)	$(49)	$715
Loss from discontinued operations		(1)	(6)

Net income (loss)	$(157)	$(50)	$709

     The calculation of earnings per share for income (loss) per share from continuing operations attributable to parent company stockholders and net income (loss) per share attributable to parent company stockholders include the charge for the preferred stock dividend requirement for periods subsequent to January 31, 2008.
     Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.

Note 11. Incentive and Stock Compensation
      Our Board of Directors granted 2.8 million stock options, 0.6 million stock appreciation rights (SARs) and 0.1 million restricted stock units (RSUs) during the first quarter of 2009 under the 2008 Omnibus Incentive Plan. The weighted average exercise price per share of the options and SARs issued during the period was $0.51 and the weighted-average grant-date fair value per share of the RSUs was $0.48. The expected term was estimated using the simplified method as historical data was not sufficient to provide a reasonable estimate. Stock options related to 0.2 million shares were forfeited in the first quarter. We estimated fair values for options and SARs granted during the period using the following key assumptions as part of the Black-Scholes model:

Weighted-
Average of
Assumptions
Expected term (in years)	6.00
Risk-free interest rate	1.80%
Expected volatility	62.97%
      We recognized stock compensation expense of $2 during the three months ended March 31, 2009 and no expense in the two months ended March 31, 2008 or in the one month ended January 31, 2008. As of March 31, 2009, unearned compensation cost related to the unvested portion of all stock based awards granted was approximately $11 and is expected to be recognized over vesting periods averaging from 0.8 to 1.3 years.
Note 12. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

     The components of net periodic benefit costs (credits) were as follows:

	Pension Benefits
	Dana				Prior Dana
	Three Months Ended		Two Months Ended		One Month Ended
	March 31, 2009		March 31, 2008		January 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1	$—	$1	$1	$1
Interest cost	27	5	18	5	9	2
Expected return on plan assets	(29)	(2)	(23)	(4)	(12)	(2)
Recognized net actuarial loss					2

Net periodic benefit cost (credit)	$(2)	$4	$(5)	$2	$—	$1

	Other Benefits
	Dana				Prior Dana
	Three Months Ended		Two Months Ended		One Month Ended
	March 31, 2009		March 31, 2008		January 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$—	$—	$—	$—	$—
Interest cost		1		1	5	1
Amortization of prior service cost					(3)
Recognized net actuarial loss					3

Net periodic benefit cost		1		1	5	1
Curtailment gain					(61)

Net periodic benefit cost (credit) after curtailments	$—	$1	$—	$1	$(56)	$1

     During the first quarter of 2009, we settled a portion of the Canadian retiree pension benefit obligations by purchasing non-participating annuity contracts to cover vested benefits. This action necessitated a remeasurement of the assets and liabilities of the affected plans as of February 28, 2009. The discount rate used for remeasurement was 6.39%. As a result of the annuity purchases, we reduced the benefit obligation by $43 and also reduced the fair value of plan assets by $43. We recorded the related settlement loss of less than $1 to cost of sales in the first quarter of 2009.
     Our postretirement healthcare obligations for all U.S. employees and retirees were eliminated upon emergence. We contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees incurred and paid between July 1, 2007 and January 31, 2008) to union-administered VEBAs. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from bankruptcy, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the gain on settlement of liabilities subject to compromise as of January 31, 2008. The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not receive benefits following the estimated exhaustion of funds. The calculation used current plan assumptions and current levels of plan benefits. In connection with the recognition of our obligations to the VEBAs at emergence, the APBO was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to accumulated other comprehensive loss.
Note 13. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income (loss) and components of other comprehensive income (OCI) such as currency translation adjustments that are charged or credited directly to equity.

     The components of our total comprehensive income (loss) were as follows:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Parent company:
Net income (loss) attributable to the parent company	$(157)	$(50)	$709
Other comprehensive income (loss):
Currency translation	(48)	44	3
Postretirement healthcare plan amendments			278
Immediate recognition of prior service credit due to curtailment			(61)
Benefit plan actuarial loss, net	(10)		(140)
Reclassification to net income (loss) of:
Benefit plan amortization			2
Unrealized investment losses and other	(11)		(6)

Comprehensive income (loss) attributable to the parent company	$(226)	$(6)	$785

Noncontrolling interests:
Net income (loss)	$(3)	$2	$2
Other comprehensive income (loss):
Currency translation	(3)	1	(21)
Other			3

Comprehensive income (loss) attributable to noncontrolling interests	(6)	3	(16)

Total comprehensive loss (income)	$(232)	$(3)	$769

     The $48 currency translation loss reported in the first quarter of 2009 was largely due to a stronger U.S. dollar relative to the euro ($32) and the Argentine peso ($6).
     The $44 currency translation gain reported for the two months ended March 31, 2008 was primarily due to the weakness of the U.S. dollar in relation to the euro ($39). For the one month ended January 31, 2008, the euro ($8) and the Brazilian real ($2) strengthened relative to the U.S. dollar while the South African rand weakened ($4).

     The following table reconciles the beginning and ending balances of equity between parent company stockholders’ equity and noncontrolling interests for the periods ended March 31, 2009 and 2008 after inclusion of the change from the LIFO to the FIFO method of accounting for inventories (see Note 6).

	Parent
	Company		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance, December 31, 2007	$(782)	$95	$(687)
Comprehensive income (loss)	785	(16)	769
Dividends paid		(1)	(1)
Stock issued	3,039		3,039
Fresh start adjustments	(3)	34	31

Balance, January 31, 2008	3,039	112	3,151
Comprehensive income (loss)	(6)	3	(3)
Preferred stock dividends	(5)		(5)

Balance, March 31, 2008	$3,028	$115	$3,143

Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive income (loss)	(226)	(6)	(232)
Preferred stock dividends	(8)		(8)
Stock compensation	2		2
Dividends paid		(2)	(2)

Balance, March 31, 2009	$1,796	$99	$1,895

Note 14. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$211	$201	$412
Cash and cash equivalents held as deposits	53	18	71
Cash and cash equivalents held at less than wholly owned subsidiaries	2	64	66

Balance at March 31, 2009	$266	$283	$549

     A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. Beyond these restrictions, there are practical limitations on repatriation of cash from certain countries because of the resulting tax withholdings.
Note 15. Liquidity and Financing Agreements
     Liquidity — There are several risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.

     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions. We considered downside sales scenarios for each of our markets (e.g., North American light vehicle production in 2009 of about 8.3 million units). Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements. Based on our current forecast assumptions, which include incremental headcount actions, other cost reductions, debt repayment and other initiatives, we believe that we can satisfy our debt covenants and the liquidity needs of the business during the next twelve months. However, there is a high degree of uncertainty in the current environment and it is possible that the factors affecting our business, including the Chrysler LLC (Chrysler) bankruptcy and a possible bankruptcy by General Motors (GM), could result in our not being able to comply with the financial covenants in our debt agreements or to maintain sufficient liquidity.
     We’ve considered the April 2009 bankruptcy filing by Chrysler and a potential bankruptcy filing by GM. Sales to GM and Chrysler approximated 6% and 3% of our consolidated sales in 2008 and 5% and 4% in the first quarter of 2009. With a bankruptcy filing by these customers, we believe it is likely that most of our programs would be continued following bankruptcy, or, if not, the programs would be discontinued over time allowing us sufficient opportunity to offset many of the adverse effects. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivable from these customers at the time of filing. We currently expect our exposure to be in the range of $5 to $30 depending on a number of factors, including the age and level of receivables at the time of their bankruptcy filings and whether we are treated as a critical supplier. We expect to mitigate some of the GM exposure by participating in the GM Automotive Supplier Support Program. The United States Department of the Treasury has allocated $2,100 to the GM program to ensure timely payment on certain receivables due to eligible suppliers, including Dana. Under the program, eligible receivables approved by GM are sold to a special purpose entity that is a subsidiary of GM with the seller receiving payment immediately for a 3% fee or under “normal” terms for a 2% fee. We have elected the latter option. All obligations of the GM special purpose entity are fully guaranteed by Department of the Treasury. We received permission from our lenders to participate in this GM program, as well as in a similar program that was being developed to support Chrysler suppliers.
     Non-compliance with the covenants would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under the amended Term Facility and the Revolving Facility. We do not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt covenant requirements, we believe we would be able to obtain a waiver or amend the covenants. Obtaining such waivers or amendments would likely result in a significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and we believe that we would be able to do so in 2009, if necessary.
     We were in compliance with our debt covenants at December 31, 2008 and March 31, 2009 and, based on our current forecast, we expect to remain in compliance for the next twelve months. While our ability to borrow the full amount of availability under our revolving credit facilities may at times be limited by the financial covenants, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period.
     Exit Financing — As of March 31, 2009, we had gross borrowings of $1,263 and $84 of unamortized original issue discount (OID) under the amended Term Facility, no borrowings under the Revolving Facility and we had utilized $191 for letters of credit. Based on borrowing base collateral of $382 at March 31, there was potential availability at that date under the Revolving Facility of $191 after deducting the outstanding letters of credit and assuming no reduction in availability for the defaulting lender.
     On May 7, 2009, we announced a Dutch auction tender program to buy back up to 10% of the borrowings outstanding under the amended Term Facility. We anticipate that the repurchase activity under this program will be completed in May.

Interest Rate Agreements — Interest on the amended Term Facility accrues at variable interest rates. Under the amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the amended Term Facility until January 2011. The fair value of these contracts, which cap our interest rate at 10.25% on $708 of debt, was nominal as of March 31, 2009.
European Receivables Loan Facility —At March 31, 2009, there were no borrowings under this facility. The $132 of accounts receivable serving as collateral under the program at March 31, 2009 would have supported $85 of borrowings at that date.
     Our additional borrowing capacity under the Revolving Facility and our other credit facilities is effectively limited to $275 based on our financial covenants.
Note 16. Fair Value Measurements
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
     As of March 31, 2009, our assets and liabilities that are carried at fair value on a recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Notes receivable	$14	$—	$—	$14
Interest rate caps
Currency forward contracts	9		9

Total assets	$23	$—	$9	$14

Liabilities:
Currency forward contracts	$7		$7

Total liabilities	$7	$—	$7	$—

The fair value of interest rate caps which are measured using Level 1 is less than $1.
     The change in value of the notes receivable can be summarized as follows:

Level 3
Changes in fair value during the period (pre-tax):
December 31, 2008	$20
Accretion of value — included in Interest Income	2
Unrealized loss — included in OCI	(8)

March 31, 2009	$14

     Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004. It is adjusted each quarter based primarily on the market value of publicly traded debt of the operating subsidiary of the obligor. We have the ability and intent to hold this security until it recovers its contractual value which could be at its scheduled maturity and believe that all contractual payments related to this note will be received. Net changes in the values of the other notes receivable are de minimis.

Note 17. Risk Management and Derivatives
     We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. We use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes. The changes in the fair value of these forward contracts are recorded in cost of sales for product related hedges and in other income for repatriation hedges.
     We also enter into foreign exchange forward contracts to mitigate the change in fair value of specific assets and liabilities on the balance sheet, primarily intercompany debt and the related interest accruals. These transactions are not designated as hedging instruments under SFAS 133. Accordingly, changes in the fair value of these hedges are recognized immediately in other income, net, on the income statement.
     The total notional amount of outstanding foreign currency derivatives as of March 31, 2009 was $189, which is primarily comprised of forward exchange contracts denominated in euros, British pounds and Australian dollars.
     The fair values of derivative instruments included within the consolidated balance sheet as of March 31, 2009 are recorded as $9 of receivables under forward contracts reported as part of other current assets and as $7 of payables under forward contacts in other accrued liabilities. These derivatives are not designated as hedging instruments under SFAS 133. See Note 16 — Fair Value Measurements which includes these amounts as valued in accordance with SFAS 157. Changes in the fair value of these instruments and any gain or loss realized is reported in other income, net or cost of sales for materials purchases. We recorded $3 in other income, net in the three months ended March 31, 2009 for these derivatives.
     Hedges of product costs are recorded in cost of sales when the underlying transaction affects net income. No amounts were hedged in the three months ended March 31, 2009. We also carry an interest rate cap on $708 of our long-term debt. The change in the fair value of this derivative was recorded as a loss of less than $1 in other income, net in the three months ended March 31, 2009.
     We are exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate our exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. Counterparty exposures and credit quality are periodically reviewed and reported to senior management in accordance with prescribed guidelines. We utilize a portfolio of financial institutions either headquartered or operating in the same countries where we conduct our business. As a result of the above considerations, we consider the risk of counterparty default to be immaterial.
Note 18. Commitments and Contingencies
Class Action Lawsuit and Derivative Actions — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. In June 2007, the District Court denied lead plaintiffs’ motion for an order partially lifting the statutory discovery stay which would have enabled them to obtain copies of certain documents produced to the SEC. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. On November 19, 2008, following briefing and oral arguments on the lead plaintiff’s appeal, the Sixth Circuit vacated the District Court’s judgment of dismissal on the ground that the decision on which it was based misstated the applicable pleading standard. In doing so, the Sixth Circuit gave no indication of its views as to whether, under the correct pleading standard, it would have affirmed the District Court’s judgment. The Sixth Circuit remanded the case to the District Court to consider whether it would still dismiss under the correct articulation of the pleading standard. By Order filed February 11, 2009, the District Court established a schedule for the submission of new briefs on the Defendants’ motion to dismiss the consolidated complaint and scheduled oral arguments on the motion for May 18, 2009.
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
Asbestos Personal Injury Liabilities — We had approximately 31,000 active pending asbestos personal injury liability claims at March 31, 2009 and at December 31, 2008. In addition, approximately 15,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $125 for indemnity and defense costs for settled, pending and future claims at March 31, 2009, compared to $124 at December 31, 2008. We used a fifteen year time horizon for our estimate of the liability as of March 31, 2009.
     At March 31, 2009, we had recorded $64 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, an increase of $1 from the amount at December 31, 2008 due to accretion. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     We accrete the asset and liability for asbestos receivables and liabilities to their fair value each period.
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
Other Product Liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2009, compared to $2 at December 31, 2008, with no recovery expected from third parties at either date. The decline in 2009 results from a reduction in the volume of active claims. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities — Accrued environmental liabilities at March 31, 2009 were $16, compared to $18 at December 31, 2008. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.
Other Liabilities Related to Asbestos Claims — After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through March 31, 2009, we had paid $47 to claimants and collected $45 with respect to these claims. At March 31, 2009, we had a receivable of $2 for the claims to be recovered. Efforts to recover additional CCR-related payments from surety bonds and other claims are continuing. Additional recoveries are not assured and accordingly have not been recorded as assets at March 31, 2009.
Note 19. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle the claim. Adjustments are made as new information becomes available. Changes in our warranty liabilities are summarized below:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Balance, beginning of period	$100	$93	$92
Amounts accrued for current period sales	8	10	4
Adjustments of prior accrual estimates		1
Settlements of warranty claims	(13)	(11)	(3)
Foreign currency translation and other	(2)	2

Balance, end of period	$93	$95	$93

     We have been notified by two of our larger customers that quality issues relating to products supplied by us could result in warranty claims. Our customers have advised us of alleged vehicle performance issues which may be attributable to our product. We are currently investigating the information provided by these customers and we are performing product testing to ascertain whether the reported performance failures are attributable to our products. At March 31, 2009, no liability had been recorded for these matters as the information currently available to us is insufficient to assess our liability, if any.
Note 20. Income Taxes
     We estimate the effective tax rate expected to be applicable for the full fiscal year and use that rate to provide income taxes in interim reporting periods. We also recognize the tax impact of certain discrete (unusual or infrequently occurring) items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
     We provide for U.S. Federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations. During the period we reduced our forecast for future repatriations due to current market conditions. Accordingly, we reduced the future income and non-U.S. withholding tax liabilities for these repatriations and recognized a benefit of $7, net of valuation allowances.
     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense of $3 was recognized in income tax expense for the period ended March 31, 2009.

     We have not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses in these jurisdictions as valuation allowances are established offsetting the associated tax benefit.
     Income tax expense (benefit) was $(9) for the three months ended March 31, 2009 and $219 ($199 for January and $20 for February and March) for the three months ended March 31, 2008. The income tax rate varies from the U.S. Federal statutory rate of 35% primarily due to non-U.S. withholding taxes, net interest expense and valuation allowances relating to those countries where a benefit cannot be recognized. In addition, the income tax rate for January 2008 differs due to the effect of emerging from bankruptcy and fresh start accounting.
Note 21. Other Income, Net
     Other income, net included:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Interest income	$6	$11	$4
Foreign exchange gain	1	15	3
Government grants	5	2	1
Contract cancellation income	17
Other, net		4

Other income, net	$29	$32	$8

     Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.
     Dana and its subsidiaries enter into foreign exchange forward contracts to hedge certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. At March 31, 2009, these foreign exchange contracts had a total notional amount of $122. These contracts are marked to market, with the gain or loss recorded in foreign exchange gain.
     The contract cancellation income of $17 in 2009 represents recoveries in connection with the early cancellation of a customer program.
Note 22. Segments
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
     We manage our operations globally through six operating segments: LVD, Sealing, Thermal, Structures, Commercial Vehicle and Off-Highway. The Light Axle and Driveshaft segments reported in 2008 were generally combined in line with our internal management structure into the LVD segment and certain operations of those segments were moved into the Commercial Vehicle and Off-Highway segments in the first quarter of 2009. The amounts reported for the first three months of 2008 have been retrospectively adjusted for these changes.

     We report the results of our operating segments and related disclosures about each of our segments on the basis shown below and this measurement is used internally for evaluating segment performance and deciding how to allocate resources to those segments.
     In the first quarter of 2008, we changed the primary measure of operating results to EBITDA. In December 2008, we modified our determination of EBITDA to more closely align it with EBITDA as defined by our debt agreements and adjusted our reconciliation of segment EBITDA to the consolidated income (loss) from continuing operations before income taxes. The following items, which are excluded from our covenant calculation of EBITDA, are now shown separately in the reconciliation: loss on repayment of debt; strategic transaction expenses; loss on sale of assets; stock compensation expense; unrealized foreign exchange gains or losses on intercompany loans and market value adjustments on currency forward contracts.
     Prior to 2009, the costs of corporate administrative services, shared service centers, trailing liabilities of closed operations and other non-administrative activities were not allocated to the operating segments. In the first quarter of 2009, we began to allocate the costs of corporate administrative services and shared service centers to our segments based on segment sales, operating assets and headcount. Administrative costs other than executive activities are now allocated to the operating segments. We also do not allocate trailing costs of previously divested businesses and other non-administrative costs that are not directly attributable to the operating segments. We have also revised the definition of segment EBITDA to include all components of the consolidated EBITDA calculation. The allocations of corporate costs for the three months ended March 31, 2009, the two months ended March 31, 2008 and the one month ended January 31, 2008 are $31, $24 and $10. The 2008 segment results presented below have been adjusted to conform to the 2009 presentation.
     Segment EBITDA is now more closely aligned with the performance measurements in our debt covenants. EBITDA, as defined for both internal performance measurement and debt covenant compliance, excludes equity in earnings of affiliates, net income attributable to noncontrolling interests, results of discontinued operations, realignment charges, reorganization items and certain nonrecurring and unusual items such as asset impairment, amortization of the fresh start inventory step-up and divestiture gains and losses.

     We used the following information to evaluate our operating segments:

	Dana
	Three Months Ended
	March 31, 2009
		Inter-
	External	Segment	Segment
2009	Sales	Sales	EBITDA
Light Vehicle Driveline	$424	$26	$(7)
Sealing	117	2	(2)
Thermal	39	1	1
Structures	117	2	8
Commercial Vehicle	257	8	6
Off-Highway	262	8	11
Eliminations		(47)

Total	$1,216	$—	$17

	Dana			Prior Dana
	Two Months Ended			One Month Ended
	March 31, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2008	Sales	Sales	EBITDA	Sales	Sales	EBITDA
Light Vehicle Driveline	$579	$30	$27	$282	$15	$10
Sealing	131	4	13	64	1	6
Thermal	52	1	3	28		3
Structures	180	2	14	90	1	4
Commercial Vehicle	276	11	16	129	6	6
Off-Highway	342	9	28	157	4	14
Eliminations and other	1	(57)		1	(27)

Total	$1,561	$—	$101	$751	$—	$43

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income taxes:

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Segment EBITDA	$17	$101	$43
Shared services and administrative	(5)	(3)	(3)
Other income (expense) not in segments	(1)	(4)	(2)
Foreign exchange not in segments	5	2
Depreciation	(73)	(47)	(23)
Amortization of intangibles	(21)	(15)
Amortization of fresh start inventory step-up		(45)
Realignment	(50)	(5)	(12)
Reorganization items, net	(1)	(9)	(98)
Loss on sale of assets, net	(1)
Stock compensation expense	(2)
Foreign exchange on intercompany loans and market value adjustments on hedges	(5)	13	4
Interest expense	(35)	(27)	(8)
Interest income	6	11	4
Fresh start accounting adjustments			1,009

Income (loss) from continuing operations before income taxes	$(166)	$(28)	$914

     The losses from continuing operations before income taxes for the two months ended March 31, 2008 include net expenses of $61 related to adjustments arising from the application of fresh start accounting, primarily amortization of intangibles, the expensing of the incremental value of inventories sold during the period and additional depreciation expense.

     The following table summarizes segment assets as of March 31, 2009 and December 31, 2008 with December 31, 2008 retrospectively adjusted for the segment reorganization:

	Net Assets
	March 31,	December 31,
	2009	2008
Light Vehicle Driveline	$1,064	$1,123
Sealing	363	372
Thermal	116	119
Structures	360	352
Commercial Vehicle	732	747
Off-Highway	597	595
Other Operations	(73)	(60)

Total	$3,159	$3,248

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Forward-Looking Information
     Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made, and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.
Management Overview
     Dana Holding Corporation (Dana) is a world leader in the supply of axles; driveshafts; and structural, sealing and thermal-management products; as well as genuine service parts. Our customer base includes virtually every major vehicle manufacturer in the global automotive, commercial vehicle, and off-highway markets. Headquartered in Toledo, Ohio, Dana was incorporated in Delaware in 2007. As of March 31, 2009 we employed approximately 24,000 people with 113 major facilities in 26 countries.
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
Business Strategy
     Dana currently has six operating segments that supply driveshafts, axles, transmissions, structures and engine components to customers in the automotive, commercial vehicle and off-highway markets. We continue to evaluate the strategy for each of these operating segments. These evaluations include a close analysis of both strategic options and growth opportunities. While the strategy is still evolving, we currently anticipate a focus primarily on axles and driveshafts (driveline products) in these markets. Material advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications, currently in demand.
     In 2008 and in the first part of 2009, we have faced challenges related to declining production levels and increased steel prices. To address these challenges, we have a comprehensive strategy in place that includes developing and implementing common metrics and operational standards that is being rolled out to all Dana operations globally. Through our Operational Excellence program, we are evaluating all operations, seeking opportunities to reduce costs while improving quality and productivity. Driving our cost structure down and improving our manufacturing efficiency will be critical to our success in 2009 as lower production levels will continue to be a major challenge affecting our business. During 2008, we also worked closely with our major customers to implement pricing arrangements that provide adjustment mechanisms based on steel price movements, thereby positioning us to better mitigate the effects of increased steel prices in the future.

     While our North American automotive driveline operations continue to improve, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our non-automotive driveline businesses, particularly outside North America. In the third quarter of 2008, we indicated that we were evaluating a number of strategic options for our non-driveline automotive businesses. At this time, we do not anticipate any significant divestitures in the near term.
Segments
     We manage our operations globally through six operating segments. Our products in the automotive market primarily support light vehicle original equipment manufacturers with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars. The operating segments in the automotive markets are: Light Vehicle Driveline (LVD), Structures, Sealing and Thermal. As of January 1, 2009, these segments have been reorganized in line with our management structure. The Light Axle and Driveshaft segments have been combined into the LVD segment with certain operations from these former segments moving to our Commercial Vehicle and Off-Highway segments. We have also revised our definition of segment EBITDA. See Note 22 to our consolidated financial statements in Item 1 of Part I.
     Two operating segments, Commercial Vehicle and Off-Highway, support the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).
Trends in Our Markets
Light Vehicle Markets
Rest of the World — Outside of North America, overall global economic weakness is impacting light vehicle production, just as it has in North America. Light vehicle production outside of North America during the first three months of 2009 was about 34% lower than the first three months of 2008. The production declines are evident in all regions, as first-quarter production levels in Europe were down more than 40%, Asia Pacific down about 30% and South America down about 25% versus volumes in the first quarter of 2008. Expected production levels for the remainder of 2009 have been reduced from forecasts earlier this year as the effects of the global economic weakness are now expected to be more significant and last longer. Whereas 2009 vehicle production outside of North America was projected at around 50 million units earlier this year, the current expectation is that unit production will be closer to 45 million units — which compares to 2008 global light vehicle production, excluding North America, of about 55 million units. (Source: Global Insight).
North America — North American light vehicle production levels were about 51% lower in the first quarter of 2009 than in the first quarter of 2008. The percentage decline in production was similar in both the light truck and passenger car segments of the market. The overall decline in production of vehicles with significant Dana content, which includes several full-size pickups, vans and SUVs, was slightly higher. Light vehicle sales during the first quarter of 2009 were down about 37% from the comparable period of 2008, with the sales decrease of vehicles with significant Dana content being slightly higher. (Source: Ward’s Automotive).
     The weakness in light vehicle sales reflects, in part, the overall economic conditions affecting the vehicular industry as well as other segments of the economy — lower levels of consumer confidence, concerns over high fuel prices, declining home values, increased unemployment, access to credit and other economic factors.
     With the significant cutback in light vehicle manufacturers’ production levels during the first quarter of 2009, inventory levels improved somewhat from the end of 2008. The days supply of total light vehicles in North America was 82 at March 31, 2009 compared to 93 at the end of 2008, while the 82 days of light trucks at March 31, 2009 was down from 86 days at December 31, 2008. While this has improved somewhat from the end of 2008, current inventory levels continue to be high relative to March 31, 2008 when total light vehicle days supply of inventory were 64 and light truck days of inventory were 76. (Source: Ward’s Automotive).

     Given the current level of inventory and the negative economic environment, we expect the weakness in light vehicle sales and production in North America to continue well into 2009. Our projection for overall North American light vehicle production for 2009 is now in the range of 8.3 to 10.0 million units as compared to a range of 8.9 to 10.0 million units earlier this year — down from about 12.7 million units produced in 2008.
Automaker Viability
     Globally, OEMs have cut production, reduced manufacturing costs, lowered vehicle prices and attempted to reduce inventory. All domestic and many of the Asian automakers are offering generous consumer incentive and rebate programs. These programs are putting pressure on suppliers to identify additional cost savings in their own manufacturing operations and supply chains.
     GM is in the process of restructuring under plans driven by the U.S. government and Chrysler has filed for bankruptcy protection. These restructurings, which are designed to achieve long-term sustainability of these businesses, will seek net cost reductions from suppliers. The impact of this activity and planned plant shutdowns is already having some impact on our business. We are continuing to monitor these market conditions.
     The Original Equipment Suppliers Association (OESA) Supplier Barometer survey identified several of the key risks that suppliers will face throughout 2009. The top three, as identified by OESA members, were decreased production volumes (absolute levels and predictability), customer bankruptcy risk (especially of an OEM) and cash flow (as a result of the low production levels and delayed payments). Other significant risks identified include credit availability and multiple supplier bankruptcies.
OEM mix — The declining sales of light vehicles (especially light trucks, which generally have a higher profit margin than passenger cars) in North America, as well as losses of market share to competitors such as Toyota and Nissan, continue to put pressure on three of our largest light vehicle customers: Ford, GM and Chrysler. These three customers accounted for approximately 70% of light truck production in North America in 2008, as compared to about 73% of light truck production in 2007. (Source: Global Insight). We expect that any continuing loss of market share by these customers will result in their applying renewed pricing pressure on us relative to our existing business and could make our efforts to generate new business more difficult.
Rapid technology changes — On March 30, 2009, the Democratic administration passed a one-year rule on CAFE standards. The new CAFE standards for the 2011 model year are significantly lower than current requirements. The new one-year rule requires that passenger cars achieve an average of 30.2 miles per gallon and SUVs and pick-up trucks achieve an average of 24.1 miles per gallon in 2011. The ruling also requires the National Highway Traffic Safety Administration to set additional CAFE standards for model years 2012 and later after evaluating its approach to CAFE standard setting, including methodologies, economic and technological inputs. This rule becomes effective May 29, 2009. This change will require a rapid response by automakers, and represents an opportunity for suppliers that are able to supply highly engineered products that will help OEMs quickly meet these stricter carbon emissions and fuel economy requirements. The National Academy of Sciences estimates that fuel economy could be increased by 50 percent while maintaining vehicle size and performance without reducing safety and that midsize cars could average 41 miles per gallon and large pickups nearly 30 miles per gallon, all using existing technology to develop new components and applications. Suppliers, like Dana, who are able to provide these new components and applications, will fare best in this new environment.
     The proposed new CAFE standards represent a significant opportunity for us as OEMs will need to improve the fuel economy and reduce carbon emissions of their vehicles. Our materials and process competencies and product enhancements can provide OEMs with needed vehicle weight reduction, assisting them in their efforts to meet the more stringent requirements.

Commercial Vehicle Markets
Rest of the World — Outside of North America, commercial vehicle medium- and heavy-duty production is similarly succumbing to global economic weakness. After increasing to about 2.3 million units in 2008, commercial vehicle production levels outside North America for 2009 are expected to decline to around 2.0 million units. (Source: Global Insight and ACT).
North America — Developments in this region have a significant impact on our results as North America accounts for approximately 70% of our sales in the commercial vehicle market. Production of heavy-duty (Class 8) vehicles during the first quarter of 2009 of approximately 28,000 units compares to 47,000 units produced in the first quarter of 2008, a decline of 40%. In the medium-duty (Class 5-7) market, first quarter 2009 production of 25,000 units was down 44% from last year’s first quarter production of 45,000 units. The commercial vehicle market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, leading customers to be cautious about new vehicle purchases. As a result of greater, more protracted economic weakness, customer demand and production during the remainder of 2009 are expected to be lower. Whereas earlier this year we expected North American Class 8 production in 2009 to rebound to about 160,000 units, we now believe the economic conditions could limit 2009 production to about 135,000 units, which would represent a decrease of about 30% compared to full year 2008. In the Class 5-7 segment, our production expectations have softened as we currently expect production of around 130,000 units — down from full year production of 157,000 units in 2008. (Source: Global Insight and ACT).
Off-Highway Markets
     Our off-highway business, which has become an increasingly more significant component of our total operations over the past few years, accounted for 22% of our 2008 sales. Unlike our on-highway businesses, our off-highway business is largely outside of North America, with about 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. After being relatively strong through the first half of 2008, customer demand in these markets began softening during the last six months of 2008. The effects of a weaker global economy are now expected to more significantly impact this market in 2009, as it has our other markets. Earlier this year, we had forecast reductions in 2009 demand in the North American and European construction markets of about 40% and reductions in agricultural market demand in 2009 of around 20%. We currently expect that construction market demand could be reduced by as much as 70%, with agricultural market demand being down about 40%.
Steel Costs
     During 2008, we were challenged with unprecedented levels of steel cost that significantly impacted our 2008 results of operations. Higher steel costs are reflected directly in our purchases of various grades of raw steel as well as indirectly through purchases of products such as castings, forgings and bearings.
     After increasing significantly during the first eight months of 2008, steel prices declined significantly over the remainder of the year to levels generally comparable to those at the start of 2008. Market prices for scrap and hot rolled steel remained relatively stable during the first three months of 2009. There is a lag time for the market prices of steel and steel-based products to be reflected in our costs and with the lower fourth-quarter production volumes, we were still working down inventory at the end of 2008 and into the first quarter of 2009 that had been acquired at higher prices in 2008.
     Agreements with certain customers eliminate or mitigate our exposure to steel cost increases allowing us to effectively pass all or a portion of the cost on to our customers. In certain cases, principally in our Structures business, we have resale arrangements whereby we purchase the steel at the cost negotiated by our customers and include that cost in the pricing of our products. In other arrangements, we have material price escalation provisions in customer contracts providing for adjustments to unit prices based on commodity cost increases or decreases over agreed reference periods. Adjustments under these arrangements typically occur at quarterly, semi-annual and annual intervals with the adjustment coming in the form of prospective price increases or decreases. As a consequence, the effective recovery or rebate of steel cost increases or decreases may occur in periods subsequent to the impact from the change in the underlying steel cost. We aggressively pursued steel cost recovery agreements with customers in 2008 where they were not already in place, while also pursuing enhanced recovery terms on existing agreements. As a result of these efforts, we currently have arrangements in place that we estimate will provide recovery on approximately 80% of prospective steel-related cost increases. These agreements are generally indexed such that movements in base steel prices result in price increases or reductions.
     We estimated that higher steel costs adversely impacted our cost of sales in 2008 by approximately $167. Our recovery efforts partially offset the increased cost, thereby resulting in a net adverse impact on our gross margin for the full year 2008 of approximately $53. Very little of this impacted our first quarter in 2008 as our costs did not reflect the effects of the price increases which had just commenced that quarter. As indicated above, market prices of steel in 2009 had returned to price levels generally in effect at the beginning of 2008. As such, our first quarter 2009 results compared with 2008 are not significantly impacted by steel cost.
Sales and Earnings Outlook
     Full year 2009 production forecasts in most of our markets have weakened from our previous expectations. As such, we are aggressively right sizing our cost structure and continuing to pursue increased pricing from customers where programs warrant. On the cost front, we reduced the work force during 2008 by about 6,000 people and in this year’s first quarter by another 4,800 people. Additional reductions are expected during the remainder of 2009. See Note 5 of the notes to our consolidated financial statements in Item 1 for additional discussion relating to our realignment initiatives.
     We have also completed several pricing and material recovery initiatives during the latter part of 2008 and the first quarter of 2009 that will benefit margins, albeit on lower sales volume. At our current forecast level for sales, we estimate that material recovery and other pricing actions already finalized will add more than $160 to gross margin in 2009. Based on our current forecast, combined gross margin improvement from pricing and cost reductions is expected to more than offset the margin impact of lower 2009 sales volume.
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

Results of Operations — Summary

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Net sales	$1,216	$1,561	$751
Cost of sales	1,233	1,503	702

Gross margin	(17)	58	49
Selling, general and administrative expenses	75	65	34
Amortization of intangibles	17	12	—
Realignment charges, net	50	5	12
Other income, net	29	32	8

Income (loss) from continuing operations before interest, reorganization items and income taxes	(130)	8	11

Fresh start accounting adjustments	$—	$—	$1,009

Income (loss) from continuing operations	$(160)	$(47)	$717

Loss from discontinued operations	$—	$(1)	$(6)

Net income (loss)	$(160)	$(48)	$711
     As a consequence of emergence from bankruptcy on January 31, 2008, the results of operations for the first three months of 2008 separately present the month of January pre-emergence results of Prior Dana and the two-month results of Dana. Fresh start accounting is included in the Dana two-month results, but not in the pre-emergence January results. Adjustments to adopt fresh start accounting were recorded as of January 31, 2008. Loss from continuing operations before interest, reorganization items and income taxes for the two months ended March 31, 2008 includes net expenses of approximately $61 resulting from the application of fresh start accounting, including amortization of intangibles, a one-time amortization of the stepped-up value of inventories on hand at emergence and additional depreciation expense. Additionally, certain agreements such as the labor agreements negotiated with our major unions became effective upon emergence from bankruptcy. Consequently, certain benefits associated with the effectiveness of these agreements, including the elimination of postretirement medical costs in the U.S., commenced at emergence, thereby benefiting the two-month results of Dana.
Results of Operations (First Quarter 2009 versus First Quarter 2008)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show our sales by geographic region and by segment for the three months ended March 31, 2009, two months ended March 31, 2008 and one month ended January 31, 2008. Certain reclassifications were made to conform 2008 to the 2009 presentation.
     Although the two months ended March 31, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from bankruptcy on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods. Accordingly, references in our analysis to three-month sales information combine the two periods in order to enhance the comparability of such information for the two three-month periods.

Geographical Sales Analysis

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
North America	$623	$779	$396
Europe	323	469	224
South America	168	186	73
Asia Pacific	102	127	58

Total	$1,216	$1,561	$751

     Sales in the first quarter of 2009 were $1,096 lower than sales for the combined periods in 2008 — a reduction of 47%. Currency movements reduced sales by $120 as a number of the major currencies in international markets where we conduct business weakened against the U.S. dollar. Exclusive of currency, sales decreased $976, or 42%, primarily due to lower production levels in each of our markets. Partially offsetting the effects of lower production was improved pricing.
     Sales for the first quarter of 2009 in North America, adjusted for currency, declined approximately 46% due to the lower production levels in both the light duty and commercial vehicle markets. Light truck production was down about 51% compared to the first three months of 2008 and commercial vehicle truck production was down more than 40%. The impact of lower vehicle production levels was partially offset by the impact of higher pricing, including recovery of higher material costs.
     Weaker international currencies decreased first quarter 2009 sales by $55 in Europe, $35 in South America and $18 in Asia Pacific. Exclusive of these currency effects, sales were down in each of these regions, due largely to reduced production levels.
Segment Sales Analysis

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Light Vehicle Driveline	$424	$580	$281
Sealing	117	131	64
Thermal	39	52	28
Structures	117	180	90
Commercial Vehicle	257	275	130
Off-Highway	262	342	157
Other Operations		1	1

Total	$1,216	$1,561	$751

     Our Light Vehicle Driveline, Sealing, Thermal and Structures segments principally serve the light vehicle markets. Exclusive of currency effects, sales in Light Vehicle Driveline declined 46%, in Thermal 44% and in Structures 53%, all principally due to lower production levels. The sales decline, exclusive of currency effects, in Sealing was lower at 34%, in part due to this business having a larger proportionate share of sales to the aftermarket.
     Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down 40% and Class 5-7 commercial truck production was down 44%. The sales decline in Commercial Vehicle, exclusive of currency effects, was 32% as the volume reduction associated with lower production levels was partially offset by higher pricing under material cost recovery arrangements.

     With its significant European presence, our Off-Highway segment was negatively impacted by weaker international currencies. Excluding this effect, sales were down 41% as demand levels in markets such as construction and agriculture decreased significantly compared to the first three months of 2008.
Margin Analysis
     The chart below shows our segment margin analysis for the three months ended March 31, 2009, two months ended March 31, 2008 and one month ended January 31, 2008.

	As a Percentage of Sales
	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Gross margin:
Light Vehicle Driveline	(5.2)%	3.2%	4.1%
Sealing	2.8	13.2	14.1
Thermal	1.9	6.3	9.6
Structures	(12.6)	6.2	1.2
Commercial Vehicle	4.9	9.0	7.3
Off-Highway	6.1	11.0	10.9

Consolidated	(1.4)%	3.7%	6.5%

Selling, general and administrative expenses:
Light Vehicle Driveline	5.6%	2.5%	4.1%
Sealing	11.9	8.0	9.1
Thermal	10.2	7.0	4.7
Structures	4.6	1.9	2.6
Commercial Vehicle	7.7	4.4	5.3
Off-Highway	4.0	3.2	3.1

Consolidated	6.2%	4.2%	4.5%
Gross Margin — Consolidated gross margin of (1.4%) for the three months ended March 31, 2009 were 6% lower than the gross margin of the combined two months ended March 31 and the month of January in 2008. Significantly lower sales levels negatively impacted first quarter 2009 margins as compared to 2008 in each of our segments. Lower sales volumes resulted in reduced margin of approximately $200. Year-over-year pricing improvements of approximately $54, including material cost recovery, benefited our Light Vehicle Driveline, Structures, Commercial Vehicle and Off-Highway segments, helping offset the volume-related margin reduction. Although market prices of steel during the first quarter of 2009 were lower than those in effect during the first quarter of 2008, our 2009 material cost includes higher cost steel still in inventory at the end of 2008. Consequently, as compared to 2008, our margins for the first three months of 2009 were negatively impacted by higher material cost. Cost reduction and efficiency actions improved 2009 margins by generating conversion cost savings in our manufacturing operations of approximately $28.
     In connection with the application of fresh start accounting, margins during the two months ended March 31, 2008 were negatively impacted. At emergence, inventory values were increased in accordance with fresh start accounting requirements. With respect to our U.S. inventories which were carried on a LIFO basis, the stepped-up value of the inventory became part of the base LIFO layer and, absent decrements, would not have been recognized in cost of sales under LIFO costing. The change in accounting for inventories in the U.S. from LIFO to FIFO in the first quarter of 2009 required that 2008 be retrospectively adjusted on the same basis. Previously, inventories outside the U.S. carried on a FIFO or average cost basis generated a fresh start adjustment of $15 which was recorded in cost of sales in the first quarter of 2008 as the inventory was sold. The adoption of FIFO accounting in the U.S. increased cost of sales by $26 including $30 of amortization of the fresh start step-up in U.S. inventories and a $4 credit from reversal of LIFO reserves.

Selling, general and administrative expenses (SG&A) — First quarter 2009 SG&A is $24 lower than the combined periods in 2008, primarily as a result of the cost reduction actions taken during the last half of 2008 and the first quarter of 2009 in response to reduced sales levels.
Amortization of intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from bankruptcy; consequently, there is no expense in the one-month period ended January 31, 2008.
Realignment charges and Impairments — Realignment charges are primarily costs associated with the workforce reduction actions and facility closures. Realignment expense of $50 for the three months ended March 31, 2009 represents an increase from expense of $17 for the combined periods of 2008 primarily due to separation costs incurred in connection with the workforce reduction of 4,800 people in the first quarter of 2009.
Other income, net — Other income for the three months ended March 31, 2009 was $11 lower than the corresponding periods of 2008. Net currency transaction gains were $17 less and interest income was lower by $9. Partially offsetting the reduction attributable to these two items was $17 of contract cancelation income recognized in the first quarter of 2009.
Interest expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in Note 15 to our consolidated financial statements in Item 1. Interest expense in the three months ended March 31, 2009 includes $4 of amortized OID recorded in connection with the Exit Financing facility and $3 of amortized debt issuance costs. Also included is $2 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from bankruptcy. Non-cash interest expense relating to these items in the two months ended March 31, 2008 was $2. In the month of January 2008, a substantial portion of our debt obligations were reported as Liabilities subject to compromise. The interest expense not recognized on these obligations during the month of January 2008 was $9.
Reorganization items — Reorganization items are expenses which are directly attributable to our Chapter 11 reorganization process. See Note 3 of the notes to our financial statements in Item 1 for a summary of these costs. During the bankruptcy process, there were ongoing advisory fees of professionals representing Dana and the other bankruptcy constituencies. Certain of these costs continued subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities related to emergence from bankruptcy. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities. Reorganization items in 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes, and success fees and other fees earned by certain professionals upon emergence.
Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.
Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. For 2009, the valuation allowance impacts in the above-mentioned countries is the primary factor which causes the tax benefit of $9 in the three months ended March 31, 2009 to differ from an expected tax benefit of $58 at the U.S. federal statutory rate of 35%. For 2008, the valuation allowances, the fresh start adjustments and the impairment of goodwill are the primary factors which caused the tax expense of $219 for the three months ended March 31, 2008 ($199 for the month of January 2008 and $20 for February and March 2008) to differ from an expected tax expense of $310 ($320 for the month of January 2008 and a benefit of $10 for February and March 2008) at the U.S. federal statutory rate of 35%.

Liquidity
     As discussed in our Form 10-K for 2008 (see Part I, Item 1A “Risk Factors”, the Liquidity section of Part I, Item 7 “Managements Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 to our consolidated financial statements in Item 8 of Part II) there are several risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.
     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions. We considered downside sales scenarios for each of our markets (e.g., North American light vehicle production in 2009 of about 8.3 million units). Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements. Based on our current forecast assumptions, which include incremental headcount actions, other cost reductions, debt repayment and other initiatives, we believe that we can satisfy our debt covenants and the liquidity needs of the business during the next twelve months. However, there is a high degree of uncertainty in the current environment and it is possible that the factors affecting our business, including the Chrysler LLC (Chrysler) bankruptcy and a possible bankruptcy by General Motors (GM), could result in our not being able to comply with the financial covenants in our debt agreements or to maintain sufficient liquidity.
     We’ve considered the April 2009 bankruptcy filing by Chrysler and a potential bankruptcy filing by GM. Sales to GM and Chrysler approximated 6% and 3% of our consolidated sales in 2008 and 5% and 4% in the first quarter of 2009. With a bankruptcy filing by these customers, we believe it is likely that most of our programs would be continued following bankruptcy, or, if not, the programs would be discontinued over time allowing us sufficient opportunity to offset many of the adverse effects. As such, we expect the adverse effects of these bankruptcies would be limited principally to recovering less than the full amount of the outstanding receivable from these customers at the time of filing. We currently expect our exposure to be in the range of $5 to $30 depending on a number of factors, including the age and level of receivables at the time of their bankruptcy filings and whether we are treated as a critical supplier. We expect to mitigate some of the GM exposure by participating in the GM Automotive Supplier Support Program. The United States Department of the Treasury has allocated $2,100 to the GM program to ensure timely payment on certain receivables due to eligible suppliers, including Dana. Under the program, eligible receivables approved by GM are sold to a special purpose entity that is a subsidiary of GM with the seller receiving payment immediately for a 3% fee or under “normal” terms for a 2% fee. We have elected the latter option. All obligations of the GM special purpose entity are fully guaranteed by Department of the Treasury. We received permission from our lenders to participate in this GM program, as well as in a similar program that was being developed to support Chrysler suppliers.
     Non-compliance with the covenants would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under the amended Term Facility and the Revolving Facility. We do not have sufficient cash on hand to satisfy this demand. Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows. In the event we were unable to meet our debt covenant requirements, we believe we would be able to obtain a waiver or amend the covenants. Obtaining such waivers or amendments would likely result in a significant incremental cost. Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and we believe that we would be able to do so in 2009, if necessary.

     Our global liquidity at March 31, 2009 was as follows:

Cash and cash equivalents	$549
Less:
Deposits supporting obligations	(71)
Cash in less than wholly-owned subsidiaries	(66)

Available cash	412
Additional cash availability from lines of credit in the U.S. and Europe	275

Total global liquidity	$687

     As of March 31, 2009, consolidated cash balances totaled $549, approximately 48% of which is located in the United States. Approximately $71 of our cash balances relate to deposits that support other obligations, primarily guarantees for workers compensation. An additional $66 is held by less than wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access cash balances in certain foreign jurisdictions is subject to local regulatory and statutory requirements. Our current credit ratings (B and Caa1 by Standard and Poor’s and Moody’s) and the current state of the global financial markets would make it very difficult for us to raise capital in the debt markets.
     The principal sources of liquidity for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility. Our ability to borrow the full amount of availability under our revolving credit facility is effectively limited by the financial covenants. At March 31, 2009, there were no borrowings under our European trade receivable securitization program and $85 of remaining availability based on the borrowing base. At March 31, 2009, we had no borrowings under the Revolving Facility but we had utilized $191 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $191 after deducting the outstanding letters of credit. During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender. If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%. Additionally, our ability to borrow the full amount of availability under our revolving credit facility is effectively limited by the financial covenants. Based on the covenant requirements at March 31, 2009, our additional borrowings are limited to $275.
     On May 7, 2009, we announced a Dutch auction tender program to buy back up to 10% of the borrowings outstanding under the amended Term Facility. We anticipate that the repurchase activity under this program will be completed in May.
     At March 31, 2009, we were in compliance with the debt covenants under the amended Term Facility with a Leverage Ratio of 4.50 compared to a maximum of 5.50 and an Interest Coverage Ratio of 2.60 compared to a minimum of 2.00 and, as indicated above, we expect to be able to maintain compliance for the next twelve months. While our ability to borrow the full amount of availability under our revolving credit facilities may at times be limited by the financial covenants, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period. Refer to Note 15 to our consolidated financial statements in Item 1 of Part I for additional information relating to the covenants and other relevant provisions in our credit facilities.

Cash Flow

	Dana		Prior Dana
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	March 31,	March 31,	January 31,
	2009	2008	2008
Cash used in reorganization activity	$(2)	$(848)	$(101)
Cash used by changes in working capital	(112)	(128)	(61)
Other items and adjustments providing or (using) cash	(60)	49	40

Total cash used in operating activities	(174)	(927)	(122)
Cash provided by (used in) investing activities	(30)	(21)	77
Cash provided by (used in) financing activities	(14)	64	912

Increase (decrease) in cash and cash equivalents	$(218)	$(884)	$867

Operating Activities — Exclusive of working capital and reorganization related activity, cash used for operations was $60 during the first three months of 2009, as compared to a source of $89 for the combined periods of 2008. A reduced level of operating earnings was the primary factor for the use of cash in 2009. Additionally, our workforce reduction and other realignment activities consumed cash of $68 during the first quarter of 2009 — an increase of $47 over the first three months of 2008.
     Increased working capital required cash of $112 in 2009 — a reduction of $77 from the use of $189 in the first three months of 2008. Receivables at the end of the year are typically lower due to seasonally lower sales in the month of December. Customarily, higher sales as we move through the first three months of the year result in cash being used to fund the increase in receivables. During the first quarter of 2009, due to continued low customer demand, we did not experience the typical first quarter seasonal sales increase. As a result, cash required to fund receivables growth in the first quarter of 2009 was $18 as compared to $281 in the first quarter of 2008. Inventory levels were reduced during the first three months in 2009, providing cash of $124 as compared to a use of $27 in 2008. With the lower level of sales in 2009 and reduced purchases to bring inventories in line with current requirements, accounts payable decreased — thereby using cash in 2009 of $188 as compared to generating cash of $157 through increased accounts payable in 2008.
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
Investing Activities —Expenditures for property, plant and equipment in 2009 of $30 are down $15 from last year’s first quarter. Various asset sales in 2008 generated $5 of cash in 2008. DCC cash that was restricted during bankruptcy by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.
Contractual Obligations
     We are obligated to make future cash payments in fixed amounts under various agreements. These include payments under our long-term debt agreements, rent payments under operating lease agreements and payments for equipment, other fixed assets and certain raw materials under purchase agreements. There were no material changes at March 31, 2009 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2008 Form 10-K.
Contingencies
     For a summary of litigation and other contingencies, see Note 18 of the notes to our consolidated financial statements in Item 1 of Part I. We do not believe that any liabilities that may result from these contingencies are reasonably likely to have a material adverse effect on our liquidity or financial condition.

Critical Accounting Estimates
     Except as discussed below, our critical accounting estimates for purposes of the financial statements in this report are the same as those discussed in Item 7 of our 2008 Form 10-K.
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
     Restructuring actions involving facility closures and employee downsizing and divestitures frequently give rise to adjustments to employee benefit plan obligations, including the recognition of curtailment or settlement gains and losses. Upon the occurrence of these events plan asset valuations are updated and the obligations of the employee benefit plans affected by the action are also re-measured based on updated assumptions as of the re-measurement date.
     See additional discussion of our pension and OPEB obligations in Note 12 of the notes to our consolidated financial statements in Item 1 of Part I.
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
Goodwill and Indefinite-lived Intangible Assets — We test goodwill and other indefinite-lived intangible assets for impairment as of October 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. When required, we also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine the estimated fair values of each of our reporting units were reasonable.
     Indefinite-life intangible valuations are generally based on revenue streams. Additional reductions in forecasted revenue could result in additional impairment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to various types of market risks, including fluctuations in foreign currency exchange rates, adverse movements in commodity prices for products we use in our manufacturing and adverse changes in interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such risks. There have been no material changes to the market risk exposures discussed in Item 7A of our 2008 Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures — We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.
     Our management, with participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Our CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
CEO and CFO Certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2008 Form 10-K for a more complete understanding of the matters covered by the Certifications.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As discussed in Notes 2 and 3 of the notes to our consolidated financial statements in Item 1 of Part I, we emerged from bankruptcy on January 31, 2008. Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors, including claims with respect to debt, pension and postretirement healthcare obligations and other liabilities, were addressed in connection with our emergence from bankruptcy.
     As previously reported and as discussed in Note 18 of the notes to our consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings) and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended December 31, 2008.
     As discussed in the discussion of Liquidity in Note 15 of the notes to our consolidated financial statements in Item 1 of Part I and under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I above, we have updated our forecast for 2009 and, based on this forecast and our assessment of reasonably possible scenarios, we do not believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months.

Item 6. Exhibits
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: May 7, 2009	By:	/s/ James A. Yost

James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of Filing or
No.	Description	Furnishing

18.1	Accountants’ Preferability Letter regarding Change in Accounting	Filed with this report

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report