Form 10-Q
period 2009-06-30
DANA HOLDING CORP
filed 2009-08-06
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer☐	Accelerated filer☑	Non- accelerated filer☐	Smaller reporting company☐
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, $0.01 par value	100,106,605

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Net sales	$1,190	$2,333	$2,406	$3,894	$751
Costs and expenses
Cost of sales	1,128	2,188	2,361	3,691	702
Selling, general and administrative expenses	59	84	134	149	34
Amortization of intangibles	18	19	35	31
Realignment charges, net	29	40	79	45	12
Impairment of goodwill		75		75
Impairment of intangible assets	6	7	6	7
Other income, net	61	20	90	52	8

Income (loss) from continuing operations before interest, reorganization items and income taxes	11	(60)	(119)	(52)	11
Interest expense (contractual interest of $17 for the one month ended January 31, 2008)	37	35	72	62	8
Reorganization items	(3)	12	(2)	21	98
Fresh start accounting adjustments					1,009

Income (loss) from continuing operations before income taxes	(23)	(107)	(189)	(135)	914
Income tax benefit (expense)	21	(12)	30	(32)	(199)
Equity in earnings of affiliates	(1)	2	(4)	3	2

Income (loss) from continuing operations	(3)	(117)	(163)	(164)	717
Loss from discontinued operations		(2)		(3)	(6)

Net income (loss)	(3)	(119)	(163)	(167)	711
Less: Net Income (loss) attributable to noncontrolling interests	(3)	3	(6)	5	2

Net income (loss) attributable to the parent company	-	(122)	(157)	(172)	709
Preferred stock dividend requirements	8	8	16	13

Net income (loss) available to common stockholders	$(8)	$(130)	$(173)	$(185)	$709

Income (loss) per share from continuing operations attributable to parent company stockholders:
Basic	$(0.08)	$(1.27)	$(1.72)	$(1.81)	$4.77
Diluted	$(0.08)	$(1.27)	$(1.72)	$(1.81)	$4.75
Loss per share from discontinued operations attributable to parent company stockholders:
Basic	$-	$(0.01)	$-	$(0.02)	$(0.04)
Diluted	$-	$(0.01)	$-	$(0.02)	$(0.04)
Net income (loss) per share attributable to parent company stockholders:
Basic	$(0.08)	$(1.28)	$(1.72)	$(1.83)	$4.73
Diluted	$(0.08)	$(1.28)	$(1.72)	$(1.83)	$4.71
Average common shares outstanding
Basic	100	100	100	100	150
Diluted	100	100	100	100	150
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except per share amounts)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$553	$777
Accounts receivable
Trade, less allowance for doubtful accounts of $21 in 2009 and $23 in 2008	789	827
Other	198	170
Inventories
Raw materials	318	394
Work in process and finished goods	389	521
Other current assets	82	58

Total current assets	2,329	2,747

Goodwill	109	108
Intangibles	521	569
Investments and other assets	206	207
Investments in affiliates	133	135
Property, plant and equipment, net	1,762	1,841

Total assets	$5,060	$5,607

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$30	$70
Financial obligation related to GM supplier program	11
Accounts payable	573	824
Accrued payroll and employee benefits	121	120
Accrued realignment costs	39	65
Taxes on income	65	93
Other accrued liabilities	287	274

Total current liabilities	1,126	1,446

Long-term debt	1,069	1,181
Deferred employee benefits and other non-current liabilities	855	845
Commitments and contingencies (Note 17)

Total liabilities	3,050	3,472

Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $.01 par value, 450,000,000 authorized, 100,104,605 issued and outstanding	1	1
Additional paid-in capital	2,325	2,321
Accumulated deficit	(879)	(706)
Accumulated other comprehensive loss	(308)	(359)

Total parent company stockholders’ equity	1,910	2,028
Noncontrolling interests	100	107

Total equity	2,010	2,135

Total liabilities and equity	$5,060	$5,607

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
Cash flows - operating activities
Net income (loss)	$(163)	$(167)	$711
Depreciation	152	120	23
Amortization of intangibles	42	38
Amortization of inventory valuation		49
Amortization of deferred financing charges and original issue discount	18	11
Impairment of goodwill and other intangible assets	6	82
Deferred income taxes	(26)	(17)	191
Gain on extinguishment of debt	(40)
Reorganization:
Gain on settlement of liabilities subject to compromise			(27)
Payment of claims		(97)
Reorganization items net of cash payments	(4)	(23)	79
Fresh start adjustments			(1,009)
Payments to VEBAs		(733)	(55)
Pension - contributions in excess of expense	(5)	(22)
Loss (gain) on sale of businesses and assets	(1)	1	7
Change in working capital	(35)	(93)	(61)
Other, net	(21)		19

Net cash flows used in operating activities	(77)	(851)	(122)

Cash flows - investing activities
Purchases of property, plant and equipment	(54)	(76)	(16)
Proceeds from sale of businesses and assets	2		5
Change in restricted cash			93
Other		(4)	(5)

Net cash flows provided by (used in) investing activities	(52)	(80)	77

Cash flows - financing activities
Net change in short-term debt	(35)	(88)	(18)
Advance received on corporate facility sale	11
Proceeds from Exit Facility debt		80	1,350
Deferred financing payments	(1)	(1)	(40)
Proceeds from long-term debt	3
Reduction of long-term debt	(82)	(7)
Preferred dividends paid		(11)
Repayment of debtor-in-possession facility			(900)
Payment of DCC Medium Term Notes			(136)
Original issue discount payment			(114)
Issuance of Series A and Series B preferred stock			771
Other	(2)	(12)	(1)

Net cash flows provided by (used in) financing activities	(106)	(39)	912

Net increase (decrease) in cash and cash equivalents	(235)	(970)	867
Cash and cash equivalents - beginning of period	777	2,147	1,271
Effect of exchange rate changes on cash balances	11	14	5
Net change in cash of discontinued operations			4

Cash and cash equivalents - end of period	$553	$1,191	$2,147

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to the Consolidated
Financial Statements
1.	Organization and Summary of Significant Accounting Policies

2.	Emergence from Chapter 11

3.	Reorganization Items

4.	Discontinued Operations

5.	Realignment of Operations

6.	Inventories

7.	Goodwill, Other Intangible Assets and Long-lived Assets

8.	Capital Stock

9.	Earnings Per Share

10.	Incentive and Stock Compensation

11.	Pension and Postretirement Benefit Plans

12.	Comprehensive Income (Loss)

13.	Cash Deposits

14.	Liquidity and Financing Agreements

15.	Fair Value Measurements

16.	Risk Management and Derivatives

17.	Commitments and Contingencies

18.	Warranty Obligations

19.	Income Taxes

20.	Other Income, Net

21.	Segments

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)
Note 1.  Organization and Summary of Significant Accounting Policies
General
     As a result of Dana Corporation’s emergence from Chapter 11 of the United States Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana Holding Corporation (Dana) is the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.  The terms “Dana,” “we,” “our” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from Chapter 11, are references to Prior Dana and, when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana.  These references include the subsidiaries of Prior Dana or Dana, as the case may be, unless otherwise indicated or the context requires otherwise.
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.  Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC).  These financial statements should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008.  Financial results for interim periods are not necessarily indicative of anticipated results for the entire year.  The results of operations for the three- and six-month periods ended June 30, 2009 are not necessarily indicative of results for our 2009 fiscal year because of seasonal variations and other factors.
     This report includes the results of the 2008 implementation of the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and the effects of the adoption of fresh start accounting.  In accordance with GAAP, historical financial statements of Prior Dana are presented separately from Dana results.  The implementation of the Plan and the application of fresh start accounting result in financial statements that are not comparable to financial statements in periods prior to emergence.
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
     Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the United States Bankruptcy Code from March 3, 2006 (the Filing Date) through the Effective Date.  The financial statements for periods subsequent to the filing of a Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization and related restructuring of our business from the ongoing operations of the business.
     Effective February 1, 2008, we adopted fresh start accounting.  Pursuant to the Plan, all outstanding securities of Prior Dana were cancelled and new securities were issued.  In addition, fresh start accounting required that our assets and liabilities be stated at fair value upon our emergence from Chapter 11.
     On January 1, 2009, we reorganized our operating segments into a new management structure and modified the calculation of segment earnings before interest, taxes, depreciation and amortization (EBITDA), our segment measure of profitability (see Note 21).  The Light Axle and Driveshaft segments were combined into the Light Vehicle Driveline (LVD) segment with certain operations from these former segments moving to our Commercial Vehicle and Off-Highway segments.  Prior period amounts have been revised to conform to the current year’s presentation.

Change in Accounting Principle — Our inventories are valued at the lower of cost or market.  On January 1, 2009, we changed the method of determining the cost basis of inventories for our U.S. operations from the last-in, first-out (LIFO) basis to the first-in, first-out (FIFO) basis.  See Note 6 for additional information regarding this change.  Our non-U.S. operations continue to determine cost using the average or FIFO cost basis.
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
     On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS 161 did not have an impact on our consolidated financial position or results of operations.  For additional information, see Note 16 - Risk Management and Derivatives.
     In April 2009, the FASB issued three new FASB Staff Positions all of which impact the accounting and disclosure related to certain financial instruments.  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value.  FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the guidance for debt securities to make the guidance more operational.  FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” expands disclosures about the fair value of financial instruments.  All three FSPs became effective for the second quarter of 2009.  Adoption of these FSPs did not have an impact on our consolidated financial position or results of operations.  Our valuations with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value in the financial statements on a non-recurring basis include market data or assumptions that we believe market participants would use in pricing an asset or liability.  Our valuation techniques include a combination of observable and unobservable inputs.  For additional information, see Note 7, Goodwill, Other Intangible Assets and Long-lived Assets and Note 15, Fair Value Measurements.
     In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (SFAS 165).  SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements.  Subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued are required to be disclosed if significant.  We have properly considered subsequent events through August 6, 2009, the date of this Form 10-Q filing and the date of issuance of the financial statements.
     In June 2009, the SEC Staff issued Staff Accounting Bulletin No. 112 (SAB 112).  SAB 112 is effective as of June 10, 2009 and amends or rescinds portions of the SEC staff’s interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with SFAS 141-R and SFAS 160.  The adoption of SAB 112 did not have a material impact on our consolidated financial statements.

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
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (SFAS 166).  SFAS 166 seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  SFAS 166 is effective January 1, 2010.  We are currently evaluating the impact the adoption of SFAS 166 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167).  SFAS 167 amends FASB Interpretation No. 46(R), “Variable Interest Entities,” in determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE.  SFAS 167 requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  SFAS 167 is effective for fiscal years beginning after November 15, 2009.  We are currently evaluating the impact the adoption of SFAS 167 will have on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS 168).  SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of GAAP.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not anticipate that the adoption of SFAS 168 will have a material impact on our consolidated financial statements.
Note 2.  Emergence from Chapter 11
Claims Resolution — On the Effective Date, the Plan was consummated and we emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  These shares are being distributed as the disputed and unliquidated claims are resolved.  The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700.  Since emergence, we have issued 23 million of the 28 million shares for allowed claims (valued in reorganization at $530), increasing the total shares issued to 93 million (valued in reorganization at $2,158) for unsecured claims of approximately $2,240.  The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $111).  The remaining disputed and unliquidated claims total approximately $106.  To the extent that these remaining claims are settled for less than the 5 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

Fresh Start Accounting — As required by GAAP, we adopted fresh start accounting effective February 1, 2008.  The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.  Our reorganized consolidated balance sheet as of January 31, 2008 and the related disclosures are included in Note 2 of the notes to our consolidated financial statements included in our Form 10-K for the year ended December 31, 2008.
Note 3.  Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization were reported separately as reorganization items.  Post-emergence professional fees relate to claim settlements, plan implementation and other transition costs attributable to the reorganization.  Reorganization items of Prior Dana include provisions and adjustments to record the carrying value of certain pre-petition liabilities at their estimated allowable claim amounts, as well as the costs incurred by non-Debtor companies as a result of the Debtors’ Chapter 11 proceedings.
     The reorganization items in the consolidated statement of operations consisted of the following items:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Professional fees	$-	$8	$-	$14	$27
Employee emergence bonus					47
Foreign tax costs due to reorganization					33
Other	(3)	4	(2)	7	19
Interest income					(1)

Total reorganization items	(3)	12	(2)	21	125

Gain on settlement of liabilities subject to compromise					(27)

Reorganization items, net	$(3)	$12	$(2)	$21	$98

     During the second quarter of 2009, we reduced our vacation benefit liability by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified.  We recorded $3 as a reorganization item benefit consistent with the original expense recognition.  The adjustments are not material to the current or prior periods to which they relate.
     The gain on settlement of liabilities subject to compromise resulted from the satisfaction of these liabilities at emergence through issuance of Dana common stock or cash payments.  The $125 of reorganization items for the one month ended January 31, 2008 included $104 of costs incurred as a direct consequence of emergence from Chapter 11.  These costs included an accrual of $47 for stock bonuses for certain union and non-union employees, transfer taxes and other tax charges to effectuate the emergence and new legal organization, success fee obligations to certain professional advisors and other parties contributing to the Chapter 11 reorganization and other costs relating directly to emergence.
Note 4.  Discontinued Operations
     In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we reported these businesses as discontinued operations through the dates of divestiture.  The divestiture of these discontinued operations was substantially completed during 2007 with the remaining pump products business divested in the first quarter of 2008.  Prior Dana incurred a loss from discontinued operations of $6 in the month ended January 31, 2008 including a post closing adjustment of $5 and Dana incurred a loss of $3 in the five months ended June 30, 2008.

Note 5.  Realignment of Operations
     Realignment of our manufacturing operations was an essential component of our Chapter 11 reorganization plans and remains a primary focus of management.  We continue to eliminate excess capacity by closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and focusing on reducing and realigning overhead costs.
     Realignment expense includes costs associated with previously announced actions as well as programs initiated during the first six months of 2009.  These actions include various employee reduction programs, manufacturing footprint optimization programs and other realignment activities across our global businesses, including the transfer of certain U.S. LVD and Commercial Vehicle manufacturing operations to Mexico.
     In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility.  Realignment expense in January 2008 included severance and other costs associated with the termination of approximately 160 employees and costs incurred to transfer the manufacturing operations to certain facilities in Mexico.
     In the third quarter of 2008, we entered into an agreement to sell our corporate headquarters.  The book value in excess of sale proceeds was recognized as accelerated depreciation and recorded as realignment expense from the date we entered the agreement through the closing of the agreement in February 2009.  Under the terms of the agreement, we received proceeds of $11 and we are entitled to occupy the facility rent-free through January 2010 while absorbing the customary occupancy-related costs.  Due to the conditions under which we continue to occupy the facility, the sale proceeds were deferred and initially classified as a liability.  Based on our plan to exit the facility during the third quarter of 2009, we recognized the sale of the facility in June 2009.  Headquarters personnel will be relocated to other facilities in the Toledo, Ohio area.
     In response to increased economic and market challenges during the second half of 2008, particularly lower production volumes, we initiated cost reduction actions and continued to execute such plans in the first and second quarters of 2009.  In 2008, we reduced our global workforce by approximately 6,000 employees, including approximately 5,000 in North America.
     The adverse economic conditions first experienced in 2008 continued into 2009, prompting further cost reduction actions.  During the first six months of 2009, we reduced our workforce by another approximately 6,200 people, including 1,400 in the second quarter.  These workforce reductions and other actions resulted in a charge of $20 for severance and other benefit costs for the three-month period ended June 30, 2009 and $66 for the first six months of 2009.  Our 2009 cost reduction actions included the announced closures of the Mississauga, Ontario facility in our Thermal business; the McKenzie, Tennessee and Calatayud, Spain facilities in our Sealing business, and the Beamsville, Ontario facility supporting our Commercial Vehicle business.
     Realignment charges during the three months and six months ended June 30, 2009 also included $12 and $21 of long-lived asset impairments and exit costs incurred for transfers of production activities among facilities and previously announced facility closures.

     The following tables show the realignment charges and related payments and adjustments recorded during the three and six months ended June 30, 2009.

	Employee	Long-lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at March 31, 2009	$41	$-	$4	$45
Activity during the period:
Charged to realignment	20	6	6	32
Adjustments of accruals	(3)			(3)
Non-cash write-off		(6)		(6)
Cash payments	(25)		(6)	(31)
Currency impact	2			2

Balance at June 30, 2009	$35	$-	$4	$39

Balance at December 31, 2008	$55	$-	$10	$65
Activity during the period:
Charged to realignment	66	7	14	87
Adjustments of accruals	(3)		(5)	(8)
Non-cash write-off		(7)		(7)
Cash payments	(84)		(15)	(99)
Currency impact	1			1

Balance at June 30, 2009	$35	$-	$4	$39

     At June 30, 2009, $39 of realignment accruals remained in accrued liabilities, including $35 for the reduction of approximately 1,400 employees to be completed over the next two years and $4 for lease continuation and other exit costs.  The estimated cash expenditures related to these liabilities are projected to approximate $32 in 2009 and $7 thereafter.  In addition to the $39 accrued at June 30, 2009, we estimate that another $22 will be expensed in the future to complete previously announced initiatives.
     The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for our business segments.

	Expense Recognized			Future
	Prior to	Year-to-Date	Total	Cost to
	2009	2009	to Date	Complete
Light Vehicle Driveline	$89	$23	$112	$11
Structures	37	5	42	1
Sealing	3	13	16	4
Thermal		6	6
Off-Highway	2	2	4
Commercial Vehicle	31	22	53	6
Other	17	8	25

Total continuing operations	$179	$79	$258	$22

     The remaining cost to complete includes estimated noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6.  Inventories
     On January 1, 2009, we changed the method of determining the cost of inventories for our U.S. operations from the LIFO basis to the FIFO basis.  Our non-U.S. operations continued to determine cost using the average or FIFO cost method.  We believe the change is preferable as the FIFO method better reflects the current value of inventories on the consolidated balance sheets, provides greater uniformity across our operations and enhances our comparability with peers.
     We applied the change in accounting method by adjusting the 2008 financial statements for the periods subsequent to our emergence from Chapter 11 on January 31, 2008.  As a result of applying fresh start accounting, inventory values at January 31, 2008 had been adjusted to their acquired value which resulted in the LIFO basis equaling the FIFO basis at that date.  At December 31, 2008, our FIFO basis exceeded our LIFO basis by $14.  The change in accounting from the LIFO to FIFO method for 2008 was recorded as a reduction to cost of sales, resulting in a $14 benefit to operating income from continuing operations for the eleven months ended December 31, 2008.  The accounting adjustment to a FIFO basis decreased cost of sales by $18 for the three months ended June 30, 2008 and increased cost of sales by $8 for the five months ended June 30, 2008.  The $8 consists of a charge to cost of sales of $34 to amortize the valuation step-up recorded at January 31, 2008 in connection with fresh start accounting offset by a $26 reversal of the LIFO provision that had been recorded in that five-month period.  The five-month charge of $8 and the reversal of additional credit LIFO reserves of $22 which were recorded in the last two quarters of 2008 result in the net benefit of $14 for the eleven months ended December 31, 2008.  There is no net effect on income tax expense due to the valuation allowances on U.S. deferred tax assets.
     The impacts of this change in costing on the consolidated statement of operations for the three months ended June 31, 2009 and 2008 are presented in the following table:

	2009			2008
		Difference	As Reported	As Reported	Adjustments	As Adjusted
	Three Months	Between	Three Months	Three Months	to Change	Three Months
	Ended	LIFO	Ended	Ended	from	Ended
	June 30,	and	June 30,	June 30,	LIFO	June 30,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Cost of sales	$1,124	$4	$1,128	$2,206	$(18)	$2,188
Income (loss) from continuing operations before interest, reorganization items and income taxes	15	(4)	11	(78)	18	(60)
Income (loss) from continuing operations before income taxes	(19)	(4)	(23)	(125)	18	(107)
Income (loss) from continuing operations	1	(4)	(3)	(135)	18	(117)
Net income (loss)	1	(4)	(3)	(137)	18	(119)
Net income (loss) attributable to the parent company	4	(4)	-	(140)	18	(122)
Net income (loss) available to common stockholders	(4)	(4)	(8)	(148)	18	(130)

Income (loss) per share from continuing operations attributable to the parent company:
Basic	$(0.04)	$(0.04)	$(0.08)	$(1.46)	$0.19	$(1.27)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(1.46)	$0.19	$(1.27)

Income (loss) per share attributable to the parent company stockholders:
Basic	$(0.04)	$(0.04)	$(0.08)	$(1.47)	$0.19	$(1.28)
Diluted	$(0.04)	$(0.04)	$(0.08)	$(1.47)	$0.19	$(1.28)

     The impacts of this change in costing on the consolidated statement of operations for the six months ended June 30, 2009 and the five months ended June 30, 2008 are presented in the following table:

	2009			2008
		Difference	As Reported	As Reported	Adjustments	As Adjusted
	Six Months	Between	Six Months	Five Months	to Change	Five Months
	Ended	LIFO	Ended	Ended	from	Ended
	June 30,	and	June 30,	June 30,	LIFO	June 30,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Cost of sales	$2,349	$12	$2,361	$3,683	$8	$3,691
Income (loss) from continuing operations before interest, reorganization items and income taxes	(107)	(12)	(119)	(44)	(8)	(52)
Income (loss) from continuing operations before income taxes	(177)	(12)	(189)	(127)	(8)	(135)
Income (loss) from continuing operations	(151)	(12)	(163)	(156)	(8)	(164)
Net income (loss)	(151)	(12)	(163)	(159)	(8)	(167)
Net income (loss) attributable to the parent company	(145)	(12)	(157)	(164)	(8)	(172)
Net income (loss) available to common stockholders	(161)	(12)	(173)	(177)	(8)	(185)

Income (loss) per share
from continuing operations attributable to the parent company:
Basic	$(1.60)	$(0.12)	$(1.72)	$(1.74)	$(0.07)	$(1.81)
Diluted	$(1.60)	$(0.12)	$(1.72)	$(1.74)	$(0.07)	$(1.81)

Income (loss) per share attributable to the parent company stockholders:
Basic	$(1.60)	$(0.12)	$(1.72)	$(1.76)	$(0.07)	$(1.83)
Diluted	$(1.60)	$(0.12)	$(1.72)	$(1.76)	$(0.07)	$(1.83)

The impacts of this change on reported balances at December 31, 2008 and June 30, 2009 are as follows:

	2009			2008
		Difference			Adjustments
		Between	As Reported	As Reported	to Change	As Adjusted
	June 30,	LIFO and	June 30,	December 31,	from LIFO	December 31,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Inventories	$705	$2	$707	$901	$14	$915
Total current assets	2,327	2	2,329	2,733	14	2,747
Total assets	5,058	2	5,060	5,593	14	5,607
Accumulated deficit	(881)	2	(879)	(720)	14	(706)
Total parent company stockholders’ equity	1,908	2	1,910	2,014	14	2,028
Total equity	2,008	2	2,010	2,121	14	2,135
Total liabilities and equity	5,058	2	5,060	5,593	14	5,607

     The impacts of this change on operating cash flow for the six months ended June 30, 2009 and the five months ended June 30, 2008 are presented in the following table:

	2009			2008
		Adjustments	As Reported	As Reported	Adjustments	As Adjusted
	Six Months	to Change	Six Months	Five Months	to Change	Five Months
	Ended	from	Ended	Ended	from	Ended
	June 30,	LIFO	June 30,	June 30,	LIFO	June 30,
	2009 (LIFO)	to FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Net income (loss)	$(151)	$(12)	$(163)	$(159)	$(8)	$(167)
Amortization of inventory valuation				15	34	49
Change in working capital	(47)	12	(35)	(67)	(26)	(93)
Net cash flows used in operating activities	(77)		(77)	(851)		(851)
Note 7.  Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill - We test goodwill for impairment on an annual basis unless conditions arise that warrant an interim review.  The annual impairment tests are performed as of October 31.  In assessing the recoverability of goodwill, estimates of fair value are based upon consideration of various valuation methodologies, including projected future cash flows and multiples of current earnings.  If these estimates or related projections change in the future, we may be required to record goodwill impairment charges.
     Our second quarter assessment of the effects of the pace of the market recovery on our forecast for the remainder of this year and future periods led us to conclude that the related reduction in cash flows projected for those periods comprised a triggering event.  As a result, we evaluated our Off-Highway goodwill and other indefinite-lived intangible assets in all segments to test for impairment using the fair value methodology described in Note 2 of notes to financial statements in Item 8 of our 2008 Form 10-K as modified by the fair value guidance discussed under “recently adopted accounting standards” in Note 1 above.  For the Off-Highway goodwill evaluation we used the average of a discounted cash flow (DCF) valuation and comparable company multiple valuation.
     We utilized a discount rate of 12.9% for the DCF analysis and an EBITDA multiple of 7.7 based on comparable companies in similar markets.  The updated fair value of the Off-Highway segment supported the carrying value of the net assets of this business at June 30, 2009 and, accordingly, no impairment charge was recorded in the second quarter of 2009.  Market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in future goodwill impairment.  Goodwill increased from $108 at December 31, 2008 to $109 at June 30, 2009 due to foreign currency translation.
Other Intangible Assets - Intangible assets include core technology, trademarks and trade names and customer relationships.  Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes.  Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana ®, Spicer ® and others.  Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.
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
     Due to the second quarter 2009 assessment of our forecasted results noted above, we performed impairment testing on our indefinite-lived intangible assets as of June 30, 2009 and determined that the fair value of trademarks and trade names had declined below the carrying value.  These valuations resulted in impairments of $4 in our Commercial Vehicle segment and $2 in our Off-Highway segment in the second quarter of 2009 reported as impairment of intangible assets.

     We utilized an income approach, the relief from royalty method, for the valuation of the fair value of our trademarks and trade names.  This approach is consistent with the fair value guidance discussed under “Recently Adopted Accounting Standards” in Note 1 above.  Four trade names/trademarks are identified as intangible assets: Dana®, Spicer®, Victor-Reinz® and Long®.  The fair value of trademarks and trade names is included in the fair value disclosure in Note 15.
     The following table summarizes the components of other intangible assets at June 30, 2009:

	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Amortizable intangible assets:
Core technology	7	$97	$(22)	$75
Trademarks and trade names	17	3		3
Customer relationships	8	478	(100)	378

Non-amortizable intangible assets:
Trademarks and trade names		65		65

		$643	$(122)	$521

     The net carrying amounts of intangible assets attributable to each of our operating segments at June 30, 2009 were as follows: LVD — $32; Sealing — $40; Thermal — $18; Structures — $50; Commercial Vehicle — $205; and Off-Highway — $176.
     Amortization expense related to intangible assets was $21 and $42 and for the three and six months ended June 30, 2009.  Amortization of core technology of $7 was charged to cost of sales and $35 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2009 and each of the next five years is as follows: remainder of 2009 — $36; 2010 — $72; 2011 — $71; 2012 — $71; 2013 — $71 and 2014 — $67.  Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.
Long-lived Assets - Based on the second-quarter assessment of our forecasted results noted above, we evaluated our long-lived assets in each segment for impairment.  We reviewed the recoverability of these assets by comparing the carrying amount of the assets to the projected undiscounted future net cash flows expected to be generated.  These assessments supported the carrying values of the long-lived assets at the end of the second quarter of 2009; however, deterioration of market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in future long-lived asset impairment.
Note 8.  Capital Stock
Series A and Series B Preferred Stock — Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors.  The payment of preferred dividends was suspended in November 2008 under the terms of our amended Term Facility and may resume when our total leverage ratio as of the end of the previous fiscal quarter is less than or equal to 3.25:1.00.  See Note 14 for additional information on the amended Term Facility.  Preferred dividends accrued but not paid at June 30, 2009 were $26.
Common Stock — At June 30, 2009, we had issued 100,139,182 shares of our common stock and we held less than $1 in treasury stock (34,577 shares at an average cost per share of $6.31).

Note 9.  Earnings Per Share
     The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Weighted-average number of shares outstanding - basic	100.2	100.1	100.2	100.0	149.9
Employee compensation-related shares, including stock options					0.5

Weighted-average number of shares outstanding - diluted	100.2	100.1	100.2	100.0	150.4

     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders by the weighted-average number of common shares outstanding.  The outstanding common shares computation excludes any shares held in treasury.
     The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period.  CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options, restricted stock unit awards, performance share awards and preferred stock.  Dilutive CSEs include stock options when the average price of the common stock during the period exceeds the exercise price.  This makes these CSEs “potentially dilutive.” To the extent these CSEs are anti-dilutive they are excluded from the calculation of diluted earnings per share.  If we report income from continuing operations, the CSEs are dilutive; otherwise they are anti-dilutive due to the loss.  Similarly, when there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share as their effect would also be anti-dilutive.
     We excluded 6.0 million and 1.7 million CSEs from the table above as the effect of including them would have been anti-dilutive for the quarters ended June 30, 2009 and 2008 and we excluded 5.8 million and 0.9 million CSEs for the six months ended June 30, 2009 and five months ended June 30, 2008.  In addition, we excluded CSEs of 0.8 million, 0.1 million, 0.5 million and 0.1 million for these same periods that satisfied the definition of potentially dilutive shares due to the loss from continuing operations for these periods.  Conversion of the preferred stock was also not included in the share count for diluted earnings per share due to the loss from continuing operations.  The preferred stock would convert into approximately 59.9 million shares of common stock at the $13.19 conversion price.
     The calculation of earnings per share is based on the following income (loss) attributable to the parent company stockholders:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Income (loss) from continuing operations	$-	$(120)	$(157)	$(169)	$715
Loss from discontinued operations		(2)		(3)	(6)

Net income (loss)	$-	$(122)	$(157)	$(172)	$709

     Earnings per share for income (loss) per share from continuing operations attributable to parent company stockholders and net income (loss) per share attributable to parent company stockholders include the charge for the preferred stock dividend requirement.  Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.
Note 10.  Incentive and Stock Compensation
     Our Board of Directors granted approximately 2.8 million stock options, 0.6 million stock appreciation rights (SARs) and 0.1 million restricted stock units (RSUs) during the first half of 2009 under the 2008 Omnibus Incentive Plan.  The weighted-average exercise price and fair value at grant date per share of both the options and SARs issued during the period were $0.52 and $0.30.  The weighted-average grant-date fair value per share of the RSUs was $0.62.  The expected term was estimated using the simplified method as historical data was not sufficient to provide a reasonable estimate.  Stock options related to 0.3 million shares were forfeited in the first half of 2009.
     We estimated fair values for options and SARs granted during the period using the following key assumptions as part of the Black-Scholes model:

Weighted-
Average of
Assumptions
Expected term (in years)	6.00
Risk-free interest rate	1.81%
Expected volatility	63.06%
     We recognized stock compensation expense of $2 and $3 for the three months ended June 30, 2009 and 2008 and recognized $4 and $3 during the six months ended June 30, 2009 and five months ended June 30, 2008 and no expense in the one month ended January 31, 2008.  As of June 30, 2009, unearned compensation cost related to the unvested portion of all stock based awards granted was approximately $9 and is expected to be recognized over vesting periods averaging from 0.4 to 1.2 years.
Note 11.  Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.  Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.
     The components of net periodic benefit costs (credits) were as follows:

	Pension Benefits
	Dana
	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$-	$2	$-	$2
Interest cost	28	4	28	6
Expected return on plan assets	(29)	(2)	(35)	(4)

Net periodic benefit cost (credit)	(1)	4	(7)	4
Settlement gain				(12)
Termination cost			7

Net periodic benefit cost (credit) after settlements and termination costs	$(1)	$4	$-	$(8)

	Other Benefits
	Dana
	Three Months Ended
	June 30
	2009	2008
	Non-U.S.	Non-U.S.
Service cost	$-	$1
Interest cost	2	2

Net periodic benefit cost	2	3
Curtailment gain	(1)

Net periodic benefit cost	$1	$3

     There were no net periodic other benefit costs in the U.S. for the three months ended June 30, 2009 and 2008.

	Pension Benefits
	Dana				Prior Dana
	Six Months Ended		Five Months Ended		One Month Ended
	June 30, 2009		June 30, 2008		January 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$-	$3	$-	$4	$1	$1
Interest cost	55	9	46	11	9	2
Expected return on plan assets	(58)	(4)	(59)	(8)	(12)	(2)
Recognized net actuarial loss					2

Net periodic benefit cost (credit)	(3)	8	(13)	7		1
Settlement gain				(12)
Termination cost			7

Net periodic benefit cost (credit) after settlements and termination costs	$(3)	$8	$(6)	$(5)	$-	$1

	Other Benefits
	Dana		Prior Dana
	Six	Five	One Month Ended
	Months Ended June 30,		January 31, 2008
	2009	2008
	Non-U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$-	$1	$-	$-
Interest cost	3	3	5	1
Amortization of prior service cost			(3)
Recognized net actuarial loss			3

Net periodic benefit cost	3	4	5	1
Curtailment gain	(1)		(61)

Net periodic benefit cost (credit) after curtailments	$2	$4	$(56)	$1

     There were no net periodic other benefit costs in the U.S. for the six months ended June 30, 2009 and the five months ended June 30, 2008.

     In the second quarter of 2009, we recorded less than $1 in pension curtailment gains related to our workforce reduction actions.  The affected pension plans were remeasured at May 31, 2009.  The remeasurement reduced the reported fair value of plan assets by less than $1 and increased the reported defined benefit obligations by $1 with a net charge to other comprehensive income (OCI) of $1.  As a result of the terminations, settlement actions reduced the benefit obligations by $4 and also reduced the fair value of plan assets by $4.  We also recorded $1 in postretirement healthcare curtailment gains related to our workforce reduction actions.  The affected plans were remeasured at May 31, 2009.  The remeasurement increased the postretirement healthcare obligation by $4 with a charge to OCI of $4.
     During the first quarter of 2009, we settled a portion of the Canadian retiree pension benefit obligations by purchasing non-participating annuity contracts to cover vested benefits.  This action necessitated a remeasurement of the assets and liabilities of the affected plans as of February 28, 2009.  The discount rate used for remeasurement was 6.39%.  As a result of the annuity purchases, we reduced the benefit obligation by $43 and also reduced the fair value of plan assets by $43.  We recorded the related settlement loss of less than $1 in cost of sales.
     In 2008, employee acceptances of early retirement incentives in the U.S. generated pension plan special termination costs of $7 in the second quarter which were included in realignment charges, net as well as curtailment charges of $2 which were charged against OCI.  The affected pension plans were remeasured at June 30, 2008.  The remeasurement increased net assets by $3 and reduced the net defined benefit obligations by $32 with a credit to OCI of $35.
     Also during the second quarter of 2008, we settled a substantial portion of the Canadian retiree pension benefit obligations by purchasing non-participating annuity contracts to cover vested benefits.  This action necessitated a remeasurement of the assets and liabilities of the affected plans as of May 31, 2008.  The discount rate used for remeasurement was 5.50%.  As a result of the annuity purchases, we reduced the benefit obligation by $120 and also reduced the fair value of plan assets by $120.  We recorded the related settlement gain of $12 as a reduction to cost of sales.
     Our postretirement healthcare obligations for all U.S. employees and retirees were eliminated upon emergence.  We contributed an aggregate of approximately $733 in cash on February 1, 2008 (which is net of amounts incurred and paid for non-pension retiree benefits, long-term disability and related healthcare claims of retirees between July 1, 2007 and January 31, 2008) to union-administered Voluntary Employee Benefit Associations (VEBAs).  As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from Chapter 11, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to the negative plan amendment and reported it as a component of the gain on settlement of liabilities subject to compromise as of January 31, 2008.  The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not receive benefits following the estimated exhaustion of funds.  The calculation used current plan assumptions and current levels of plan benefits.  In connection with the recognition of our obligations to the VEBAs at emergence, the accumulated postretirement benefit obligation (APBO) was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to accumulated other comprehensive loss.
Note 12.  Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net income (loss) and components of OCI such as currency translation adjustments that are charged or credited directly to equity.

     The components of our total comprehensive income (loss) were as follows:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Parent company:
Net income (loss) attributable to the parent company	$-	$(122)	$(157)	$(172)	$709
Other comprehensive income (loss):
Currency translation	104	33	56	77	3
Postretirement healthcare plan amendments					278
Immediate recognition of prior service credit due to curtailment					(61)
Pension plan settlements		(9)		(9)
Pension plan curtailments		(3)		(2)
Benefit plan actuarial gain (loss), net	(5)	48	(15)	48	(140)
Reclassification to net income (loss) of benefit plan amortization					2
Income tax provision	(9)	(26)	(9)	(26)
Unrealized investment gains (losses) and other	30	(13)	19	(13)	(6)

Total other comprehensive income	120	30	51	75	76

Comprehensive income (loss) attributable to the parent company	$120	$(92)	$(106)	$(97)	$785

Noncontrolling interests:
Net income (loss) attributable to noncontrolling interests	$(3)	$3	$(6)	$5	$2
Other comprehensive income (loss):
Currency translation	4		1	1	(21)
Other					3

Total other comprehensive income (loss)	4		1	1	(18)

Comprehensive income (loss) attributable to noncontrolling interests	1	3	(5)	6	(16)

Total	$121	$(89)	$(111)	$(91)	$769

     The reported OCI for the six months ended June 30, 2009 included $24 attributable to our U.S. operations, before considering the effect of income taxes, primarily as a result of currency translation.  As a result of realizing pre-tax losses from continuing operations and OCI, we charged OCI for $9 during the second quarter to recognize the income tax expense associated with the components of OCI.  An income tax benefit of $4 was recorded in continuing operations to recognize the portion of the $9 earned through June 30, 2009, even though valuation allowances have been established against deferred tax assets.  See Note 19, Income Taxes, for a more detailed explanation of the accounting for income taxes.
     The reported OCI for the five months ended June 30, 2008 included $73 attributable to our U.S. operations, before considering the effect of income taxes, primarily as a result of currency translation and actuarial gains related to benefit plans.  The same accounting provision explained in the preceding paragraph resulted in reducing OCI for the quarter and five months ended June 30, 2008 by $26.

     The following table reconciles the beginning and ending balances of equity between parent company stockholders’ equity and noncontrolling interests for the periods ended June 30, 2009 and 2008, after adjusting the 2008 amounts to record the change from the LIFO to the FIFO method of accounting for inventories (see Note 6).

	Parent
	Company		Total
	Stockholders’	Noncontrolling	Stockholders’
	Equity	Interests	Equity
Balance, December 31, 2007	$(782)	$95	$(687)
Comprehensive income (loss)	785	(16)	769
Dividends paid		(1)	(1)
Stock issued	3,039		3,039
Fresh start adjustments	(3)	34	31

Balance, January 31, 2008	3,039	112	3,151
Comprehensive income (loss)	(97)	6	(91)
Preferred stock dividends	(13)		(13)
Employee emergence bonus	40		40
Stock compensation	3		3
Additional investment		2	2
Dividends paid		(5)	(5)

Balance, June 30, 2008	$2,972	$115	$3,087

Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive loss	(106)	(5)	(111)
Preferred stock dividends	(16)		(16)
Stock compensation	4		4
Dividends paid		(2)	(2)

Balance, June 30, 2009	$1,910	$100	$2,010

Note 13.  Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents.  For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit.  Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$215	$230	$445
Cash and cash equivalents held as deposits	19	22	41
Cash and cash equivalents held at less than wholly owned subsidiaries	2	65	67

Balance at June 30, 2009	$236	$317	$553

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

Note 14.  Liquidity and Financing Agreements
Liquidity — There continue to be numerous risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity.  Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.
     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions.  We continued to consider downside sales scenarios for each of our markets (e.g., North American light vehicle production in 2009 of about 8 million units).  Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements.  Based on our current forecast assumptions, which include cost reduction actions, debt repayment and other initiatives, we believe that we can satisfy our debt covenants and the liquidity needs of the business during the next twelve months.  However, there is a high degree of uncertainty in the current environment and it is possible that the factors affecting our business could result in our not being able to comply with the financial covenants in our debt agreements or to maintain sufficient liquidity.
     The previous uncertainty surrounding the potential effects associated with Chapter 11 filings by Chrysler and General Motors (GM) has now dissipated.  Both companies entered Chapter 11 during the second quarter of 2009, and have subsequently emerged as new companies.  In connection with their emergence, contracts for substantially all of our significant programs were assumed by the new companies, and we received full consideration from them for settlement of all amounts due.  We also elected to mitigate our GM accounts receivable exposure by participating in the Automotive Supplier Support Program.  GM Supplier Receivables LLC (GMSR), a newly created subsidiary of GM, began to purchase GM receivables from approved GM suppliers in May.  The obligations of GMSR related to these purchases are guaranteed by the U.S. Department of the Treasury.  As of June 30, 2009, we were owed $11 for the receivables sold to GMSR.  Because these sales of receivables did not satisfy the technical requirements for sales of financial assets, we were required to retain the GM receivables, record the $11 receivable from GMSR and recognize a liability shown on our June 30, 2009 balance sheet as financial obligation related to GM supplier program. GM is obligated to pay GMSR within the normal terms of the receivables and GMSR, in turn, will pay the face amount of the receivables to Dana, less a 2% fee.  At that time, we will reduce the related GM trade receivables, the receivable from GMSR and the corresponding financing obligation.  As a consequence of GM’s emergence from Chapter 11, we expect to discontinue future participation in this program.
     Non-compliance with the covenants in our debt agreements would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under our exit financing facility, as amended (the Exit Facility), consisting of a Term Facility Credit and Guaranty Agreement (Term Facility) and a Revolving Credit and Guaranty Agreement (Revolving Facility).  We do not have sufficient cash on hand to satisfy this demand.  Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows.  In the event we were unable to meet our debt covenant requirements, we believe we would be able to obtain a waiver or amend the covenants.  Obtaining such waivers or amendments would likely result in a significant incremental cost.  Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and we believe that we would be able to do so again, if necessary.
     We were in compliance with our debt covenants at June 30, 2009 and, based on our current forecast, we expect to remain in compliance for the next twelve months.  While our ability to borrow the full amount of availability under our revolving credit facilities may at times be limited by the financial covenants, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period.

Exit Financing — As of June 30, 2009, we had gross borrowings of $1,137 and unamortized original issue discount (OID) of $72 under the amended Term Facility, no borrowings under the Revolving Facility and we had utilized $189 for letters of credit.  During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender.  If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%.  Based on borrowing base collateral of $315 at June 30, 2009, there was potential availability at that date under the Revolving Facility of $126 after deducting the outstanding letters of credit and assuming no reduction in availability for the defaulting lender.
     During the second quarter of 2009, we used cash of $77 to reduce the principal amount of our Term Facility borrowings by $125, primarily through market purchases.  The accounting for this activity included a reduction of $8 in the related OID and resulted in the recording of a $40 net gain on extinguishment of debt, which is included in other income, net.  Debt issuance costs of $3 were written off as a charge to interest expense.
Interest Rate Agreements — Interest on the amended Term Facility accrues at variable interest rates.  Under the amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the amended Term Facility until January 2011.  The fair value of these contracts, which cap our interest rate at 10.25% on $706 of debt, was $1 as of June 30, 2009.
European Receivables Loan Facility —At June 30, 2009, there were no borrowings under this facility.  The $104 of accounts receivable serving as collateral under the program at June 30, 2009 would have supported $65 of borrowings at that date.
     Our additional borrowing capacity under the Revolving Facility and our other credit facilities is effectively limited to $152 at June 30, 2009 based on our financial covenants.  Our future borrowing capacity will continue to be constrained by the covenants in our debt agreement.
Note 15.  Fair Value Measurements
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate.  Our valuation techniques include a combination of observable and unobservable inputs.
     As of June 30, 2009 and December 31, 2008, our assets and liabilities that are carried at fair value on a recurring and a non-recurring basis include the following:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
June 30, 2009:		Markets	Inputs	Inputs
Assets:	Total	(Level 1)	(Level 2)	(Level 3)
Trademarks and trade names	$65	$-	$-	$65
Notes receivable	45			45
Interest rate caps	1	1

Currency forward contracts	1		1

Total assets	$112	$1	$1	$110

Liabilities:
Currency forward contracts	$13	$-	$13	$-

Total liabilities	$13	$-	$13	$-

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2008:
Assets:
Trademarks and trade names	$72	$-	$-	$72
Notes receivable	20			20
Currency forward contracts	8		8

Total assets	$100	$-	$8	$92

Liabilities:
Interest rate swap	$6	$-	$6	$-

Total liabilities	$6	$-	$6	$-

     The fair value of interest rate caps which are measured using Level 1 was less than $1 at December 31, 2008.
     The change in fair value using Level 3 inputs of the notes receivable and trademarks and trade names can be summarized as follows:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Notes receivable
Beginning of period	$14	$63	$20	$62	$67
Accretion of value (interest income)	3	3	5	4	1
Unrealized gain (loss) (OCI)	28	(13)	20	(13)	(6)

End of period	$45	$53	$45	$53	$62

Non-amortizable trademarks and trade names
Beginning of period	$71	$85	$72	$85	$-
Fresh start accounting adjustment					85
Impairment	(6)	(7)	(6)	(7)
Currency effect		1	(1)	1

End of period	$65	$79	$65	$79	$85

     Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004.  Its carrying amount is adjusted each quarter based on the market value of publicly traded debt of the operating subsidiary of the obligor.  We intend to hold this security until it recovers its contractual value, which could be at its scheduled maturity, and we believe that all contractual payments related to this note will be received.  Net changes in the values of the other notes receivable are de minimis.
     Trademarks and trade names are included in the table above since they were measured at fair value in the second quarter of 2009.  These intangibles are measured on a non-recurring basis when conditions arise that warrant an interim review (see Note 7).

Note 16.  Risk Management and Derivatives
     The total notional amount of outstanding foreign currency derivatives as of June 30, 2009 was $184, which is primarily comprised of forward exchange contracts denominated in euros, British pounds and Australian dollars.
     The fair values of derivative instruments included within the consolidated balance sheet as of June 30, 2009 are $1 of receivables under forward contracts reported as part of other current assets and $13 of payables under forward contacts reported in other accrued liabilities.  These derivatives are not designated as hedging instruments.  Changes in the fair value of these instruments and any gain or loss realized is reported in other income, net or cost of sales for materials purchases (see Note 15).
     Hedges of product costs are recorded in cost of sales when the underlying transaction affects net income.  No amounts were hedged during the six months ended June 30, 2009.  We also carry an interest rate cap on $706 of our long-term debt.  The fair value of this derivative at June 30, 2009 was $1.
Note 17.  Commitments and Contingencies
Class Action Lawsuit and Derivative Actions — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants.  In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing.  By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case.  On November 19, 2008, following briefing and oral argument on the lead plaintiffs’ appeal, the Sixth Circuit vacated the District Court’s judgment of dismissal on the ground that the decision on which it was based misstated the applicable pleading standard.  In doing so, the Sixth Circuit gave no indication of its views as to whether, under the correct pleading standard, it would have affirmed the District Court’s judgment. The Sixth Circuit remanded the case to the District Court to consider whether it would still dismiss under the correct articulation of the pleading standard.  Defendants’ renewed motion to dismiss the consolidated complaint has been fully briefed and oral arguments thereon took place on May 18, 2009.  As of this date, no decision has been rendered by the District Court.
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
Asbestos Personal Injury Liabilities — We had approximately 31,000 active pending asbestos personal injury liability claims at June 30, 2009 and at December 31, 2008.  In addition, approximately 15,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $115 for indemnity and defense costs for settled, pending and future claims at June 30, 2009, compared to $124 at December 31, 2008.  We used a fifteen year time horizon for our estimate of the liability as of June 30, 2009.
     Based on the volume of asbestos claims filed subsequent to our emergence from Chapter 11, we reevaluated our estimated liability as of June 30, 2009.  We revised our estimates of claims expected to be compensated in the future, which reduced our estimated obligation for asbestos personal injury claims by $12 and the related insurance recoverable by $6.  We recorded the net benefit of $6 in selling, general and administrative expense.
     At June 30, 2009, we had recorded $62 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims.  The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.
     We accrete the asset and liability for asbestos receivables and claims obligations to their fair values each period.
Other Product Liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2009, compared to $2 at December 31, 2008, with no recovery expected from third parties at either date.  The decline in 2009 results from a reduction in the volume of active claims.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities — Accrued environmental liabilities at June 30, 2009 were $16, compared to $18 at December 31, 2008.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.
     During the second quarter of 2009, we reached agreements with certain of our insurers related primarily to their coverage of previously settled environmental claims.  We have recorded the aggregate recovery of $12 in other receivables and reduced cost of sales in the consolidated statement of operations.
Other Liabilities Related to Asbestos Claims — After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us.  We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through June 30, 2009, we had collected the entire $47 paid to claimants with respect to these claims.  Efforts to recover additional CCR-related payments from surety bonds and other claims are continuing.  Additional recoveries are not assured and accordingly have not been recorded at June 30, 2009.

Note 18.  Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold.  We record the liability based on our estimate of costs to settle the claim.  Adjustments are made as new information becomes available.
     Changes in our warranty liabilities are summarized below:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Balance, beginning of period	$93	$95	$100	$93	$92
Amounts accrued for current period	5	23	13	33	4
Adjustments of prior accrual	(5)	3	(5)	4
Settlements of warranty claims	(13)	(18)	(26)	(29)	(3)
Foreign currency translation and other	3		1	2

Balance, end of period	$83	$103	$83	$103	$93

     During the second quarter of 2009, we reached agreement with a customer allowing for our recovery of $6 of warranty claims previously paid to the customer.  The $6 recovery is reported in the table as a reduction of both the adjustments of prior accrual and settlements of warranty claims.
     We have been notified by two of our larger customers that quality issues relating to products supplied by us could result in warranty claims.  Our customers have advised us of alleged vehicle performance issues which may be attributable to our product.  At June 30, 2009, no liability had been recorded for these matters as the information currently available to us is insufficient to assess our liability, if any.
Note 19.  Income Taxes
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
     The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as the results of discontinued operations or OCI.  An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, even if a valuation allowance has been established against deferred tax assets.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.

     Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $24 for the six months ended June 30, 2009, as a result of currency translation and the recovery in value of notes receivable.  The exception described in the preceding paragraph resulted in a year-to-date charge to OCI of $9.  An offsetting tax benefit was attributed to continuing operations for the three months and six months ended June 30, 2009.  However, the benefit recorded in continuing operations for the three and six months ended June 30, 2009 was limited to $4 due to interperiod tax allocation rules, leaving a deferred liability of $5 in other accrued liabilities at June 30, 2009.  The amount to be recognized in the remainder of 2009 will be determined primarily by the amount of OCI reported by our operations in the U.S.
     We provide for U.S. Federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations.  During the first six months of 2009 we continued to modify our forecast for future repatriations due to current market conditions.  Accordingly, we reduced the future income and non-U.S. withholding tax liabilities for these repatriations and recognized benefits of $12 and $19, net of valuation allowances, for the three and six months ended June 30, 2009.
     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit.  Net interest expense of $1 and $4 was recognized in income tax expense for the three and six months ended June 30, 2009.
     With the exception of the OCI tax expense credited to the current deferred tax provision in continuing operations, we have not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets.  Consequently, there is no additional income tax benefit recognized on the pre-tax losses from continuing operations in these jurisdictions as valuation allowances are established offsetting the associated tax benefit.
     In July 2009, we finalized an agreement with the U.S. Internal Revenue Service confirming our treatment of $733 paid to fund two VEBAs for certain union employee benefits as a deductible cost in the 2008 post-emergence period.
     Income tax expense (benefit) was $(21) and $12 for the quarters ended June 30, 2009 and 2008, $(30) for the six months ended June 30, 2009 and $231 ($199 for January and $32 for February through June) for the six months ended June 30, 2008.  The income tax rate varies from the U.S. Federal statutory rate of 35% primarily due to the non-U.S. withholding taxes discussed above and valuation allowances relating to those countries where a benefit cannot be recognized.  In addition, the income tax rate for the 2008 periods differs due to the effects of emerging from Chapter 11, fresh start accounting and impairment of goodwill.

Note 20.  Other Income, Net
     Other income, net included:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Gain on extinguishment of debt	$40	$-	$40	$-	$-
Interest income	6	14	12	25	4
Foreign exchange gain (loss)	5	(4)	6	11	3
Government grants	3	5	8	7	1
Contract cancellation income			17
Other, net	7	5	7	9

Other income, net	$61	$20	$90	$52	$8

     As discussed in Note 14 above, the net gain on extinguishment of debt resulted from the repurchase and repayment of $122 of our Term Facility.
     Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above.  Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.
     Dana and its subsidiaries enter into foreign exchange forward contracts to hedge certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business.  At June 30, 2009, these foreign exchange contracts had a total notional amount of $184.  These contracts are marked to market, with the gain or loss recorded as a foreign exchange gain (loss) in cost of sales for transactions hedged and in other income, net for intercompany accounts.
     The contract cancellation income of $17 for the six months ended June 30, 2009 represents recoveries in connection with early cancellation of certain customer programs.
Other Recoveries - During the second quarter of 2009, we agreed on remuneration for early termination of a customer program in mid-2010.  Since this program is continuing in full production through mid-2010 the remuneration received for early cancellation is being reported in sales.  Program cancellation income of $5 was recognized as revenue in the second quarter of 2009, with $6 being deferred and recognized over the duration of the program.
Note 21.  Segments
     The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.”
     We manage our operations globally through six operating segments: LVD, Sealing, Thermal, Structures, Commercial Vehicle and Off-Highway.  The Light Axle and Driveshaft segments reported in 2008 were generally combined in line with our internal management structure into the LVD segment and certain operations of those segments were moved into the Commercial Vehicle and Off-Highway segments in the first quarter of 2009.  The amounts reported for the first six months of 2008 have been retrospectively adjusted for these changes.
     We report the results of our operating segments and related disclosures about each of our segments on the basis shown below and this measurement is used internally for evaluating segment performance and deciding how to allocate resources to those segments.

     In the first quarter of 2008, we changed the primary measure of operating results to EBITDA.  In December 2008, we modified our determination of EBITDA to more closely align it with EBITDA as defined by our debt agreements and adjusted our reconciliation of segment EBITDA to the consolidated income (loss) from continuing operations before income taxes.  The following items, which are excluded from our covenant calculation of EBITDA, are now shown separately in the reconciliation: gain or loss on reductions in debt; strategic transaction expenses; loss on sale of assets; stock compensation expense; unrealized foreign exchange gains or losses on intercompany loans and market value adjustments on currency forward contracts.
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
     In the first quarter of 2009, we revised the definition of segment EBITDA to include all components of the consolidated EBITDA calculation.  The allocations of corporate costs for the three months ended June 30, 2009 and 2008 were $28 and $28, and were $56, $52 and $10 for the six months ended June 30, 2009, the five months ended June 30, 2008 and the one month ended January 31, 2008.  The 2008 segment results presented below have been adjusted to conform to the 2009 presentation.
     Segment EBITDA is now more closely aligned with the performance measurements in our debt covenants.  EBITDA, as defined for both internal performance measurement and debt covenant compliance, excludes equity in earnings of affiliates, net income attributable to noncontrolling interests, realignment charges (capped at $100 in 2009 for cash charges), reorganization items and certain nonrecurring and unusual items such as gain on extinguishment of debt, asset impairment, amortization of the fresh start inventory step-up and divestiture gains and losses.
     We used the following information to evaluate our operating segments:

		Dana			Dana
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2009	Sales	Sales	EBITDA	Sales	Sales	EBITDA
Light Vehicle Driveline	$455	$24	$40	$844	$48	$49
Sealing	120	2	2	201	5	23
Thermal	42	2	(1)	77	2	3
Structures	129	2	1	255	4	26
Commercial Vehicle	250	9	21	441	12	24
Off-Highway	194	6	5	513	13	47
Eliminations and other		(45)		2	(84)

Total	$1,190	$-	$68	$2,333	$-	$172

		Dana
	Six Months Ended
	June 30, 2009
		Inter-
	External	Segment	Segment
2009	Sales	Sales	EBITDA
Light Vehicle Driveline	$879	$50	$33
Sealing	237	4
Thermal	81	3
Structures	246	4	9
Commercial Vehicle	507	17	27
Off-Highway	456	14	16
Eliminations		(92)

Total	$2,406	$-	$85

		Dana			Prior Dana
	Five Months Ended			One Month Ended
	June 30, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
2008	Sales	Sales	EBITDA	Sales	Sales	EBITDA
Light Vehicle Driveline	$1,424	$78	$76	$281	$15	$10
Sealing	332	9	36	64	1	6
Thermal	129	3	6	28		3
Structures	435	6	40	90	1	4
Commercial Vehicle	716	23	40	130	6	6
Off-Highway	855	22	75	157	4	14
Eliminations and other	3	(141)		1	(27)

Total	$3,894	$-	$273	$751	$-	$43

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income taxes:

	Dana				Prior Dana
	Three Months	Three Months	Six Months	Five Months	One Month
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,	January 31,
	2009	2008	2009	2008	2008
Segment EBITDA	$68	$172	$85	$273	$43
Shared services and administrative	(5)	(7)	(10)	(10)	(3)
Other income (expense) not in segments	33	1	32	(3)	(2)
Foreign exchange not in segments	(2)	(2)	3
Depreciation	(79)	(73)	(152)	(120)	(23)
Amortization of intangibles	(21)	(23)	(42)	(38)
Amortization of fresh start inventory step-up		(4)		(49)
Realignment	(29)	(40)	(79)	(45)	(12)
DCC EBIT		(2)		(2)
Impairment of goodwill		(75)		(75)
Impairment of other assets	(6)	(7)	(6)	(7)
Reorganization items, net	3	(12)	2	(21)	(98)
Gain on extinguishment of debt	40		40
Strategic transaction expenses	(1)	(3)	(2)	(3)
Loss on sale of assets, net		(2)	(1)	(2)
Stock compensation expense	(2)	(3)	(4)	(3)
Foreign exchange on intercompany loans and market value adjustments on hedges	9	(6)	5	7	4
Interest expense	(37)	(35)	(72)	(62)	(8)
Interest income	6	14	12	25	4
Fresh start accounting adjustments					1,009

Income (loss) from continuing operations before income taxes	$(23)	$(107)	$(189)	$(135)	$914

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)
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
Management Overview
     Dana Holding Corporation (Dana) is a world leader in the supply of axles; driveshafts; and structural, sealing and thermal-management products; as well as genuine service parts.  Our customer base includes virtually every major vehicle manufacturer in the global automotive, commercial vehicle, and off-highway markets.  Headquartered in Toledo, Ohio, Dana was incorporated in Delaware in 2007.  As of June 30, 2009 we employed approximately 22,500 people with 112 major facilities in 26 countries.
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
Business Strategy
     Dana currently has six operating segments that supply driveshafts, axles, transmissions, structures and engine components to customers in the automotive, commercial vehicle and off-highway markets.  We continue to evaluate the strategy for each of these operating segments.  These evaluations include a close analysis of both strategic options and growth opportunities.  Material advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications currently in demand.  While our North American automotive driveline operations continue to improve, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our non-automotive driveline businesses, particularly outside North America.
     In 2008 and in the first half of 2009, we have faced challenges related to declining production levels and increased steel prices.  To address these challenges, we have a comprehensive strategy in place that includes developing and implementing common global metrics and operational standards.  Through our Operational Excellence program, we are evaluating all operations, seeking opportunities to reduce costs while improving quality and productivity.  Driving our cost structure down and improving our manufacturing efficiency will be critical to our future success as lower production levels will continue to be a major challenge affecting our business.  During 2008, we also worked closely with our major customers to implement pricing arrangements that provide adjustment mechanisms based on steel price movements, thereby positioning us to better mitigate the effects of increased steel prices in the future.

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
     Two operating segments, Commercial Vehicle and Off-Highway, support the original equipment manufacturers (OEMs) of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).
     We revised our definition of segment earnings before interest, taxes, depreciation and amortization (EBITDA) in the first quarter of 2009.  See Note 21 of the notes to our consolidated financial statements in Item 1 of Part I.
Trends in Our Markets
Light Vehicle Markets
Rest of the World — Outside of North America, overall global economic weakness is impacting light vehicle production, just as it has in North America.  Light vehicle production outside of North America during the three months ended June 30, 2009 was about 20% lower than the same period of 2008.  The production declines are evident in all regions, as second-quarter production levels were down more than 25% in Europe, down about 15% in Asia Pacific down more than 10% in South America versus the volumes in the second quarter of 2008.  For the six months ended June 30, 2009, production levels outside North America were down about 25% from the comparable 2008 period, with each region showing significant declines.  Expected production levels for the remainder of 2009 have been reduced from forecasts earlier this year as the effects of the global economic weakness are now expected to be more significant and last longer.  Whereas 2009 vehicle production outside of North America was projected at around 50 million units earlier this year, the current expectation is that unit production will be closer to 45 million units — which compares to 2008 global light vehicle production, excluding North America, of about 55 million units.  (Source: Global Insight).
North America — North American light vehicle production levels were about 50% lower in both the three-month and six-month periods ended June 30, 2009 as compared to the same periods of 2008.  The percentage decline in production during these periods was similar in both the light truck and passenger car segments of the market, with the decline in light trucks being a little higher than 50%.  Light vehicle sales during the first half of 2009 were down about 33% from the comparable period of 2008.  The weakness in light vehicle sales reflects, in part, the overall economic conditions affecting the vehicular industry as well as other segments of the economy — lower levels of consumer confidence, concerns over high fuel prices, declining home values, increased unemployment, access to credit and other economic factors.  (Source: Ward’s Automotive).
     With the significant cutback in production levels during the first half of 2009, North American light vehicle industry inventory levels improved from the end of 2008.  The days supply of total light vehicles in North America was 63 at June 30, 2009, down from 82 at March 31, 2009 and 93 at the end of 2008.  Light truck inventory was 62 days at June 30, 2009, down from 82 days at March 31, 2009 and 86 days at December 31, 2008.  With the reduction in inventory levels that has occurred, near term production levels are likely to be driven more directly by vehicle sales.  (Source: Ward’s Automotive).
     While light vehicle production forecasts for 2009 have stabilized recently, the overall negative economic environment continues to pose concern for the remainder of 2009.  We are currently projecting North American light vehicle production for 2009 to be in the range of 8.0 to 8.7 million units — down from about 12.7 million units produced in 2008.

Rapid Technology Changes
     On May 19, 2009, the U.S. government announced plans for a new national fuel economy policy.  The program, which still requires U.S. Congressional approval, covers model years 2012-2016 and would increase Corporate Average Fuel Economy (CAFE) standards by five percent each year from 2012 through 2016.  The proposal requires that passenger vehicles achieve an industry standard of 35.5 miles per gallon, an average increase of eight miles per gallon per vehicle.  While providing the regulatory certainty and predictability of nationwide standards versus previously proposed state-by-state standards, this change will require a rapid response by automakers.  It also represents an opportunity for suppliers that are able to produce highly engineered products that will help OEMs quickly meet these stricter carbon-emission and fuel-economy requirements.  Suppliers such as Dana that are able to provide these new components and applications will fare best in this new environment.  Our materials and process competencies and product enhancements can provide OEMs with needed vehicle weight reduction and efficiency improvements, assisting them in their efforts to meet the more stringent CAFE requirements.
Commercial Vehicle Markets
Rest of the World — Outside of North America, commercial vehicle medium- and heavy-duty production is similarly succumbing to global economic weakness.  After increasing to about 2.3 million units in 2008, commercial vehicle production levels outside North America for 2009 are expected to decline to around 1.5 to 1.7 million units.  (Source: Global Insight and ACT).
North America — Developments in this region have a significant impact on our results as North America accounts for approximately 70% of our sales in the commercial vehicle market.  Production of heavy-duty (Class 8) vehicles during the second quarter of 2009 of approximately 24,000 units compares to 55,000 units produced in the second quarter of 2008, a decline of 56%.  In the medium-duty (Class 5-7) market, second quarter 2009 production of 26,000 units was down 46% from last year’s second quarter production of 48,000 units.  Six-month year to date production of Class 8 vehicles is down 49% from the comparable period in 2008, with Class 5-7 vehicles being down 46%.  The commercial vehicle market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, leading customers to be cautious about new vehicle purchases.  As a result of greater, more protracted economic weakness, customer demand and production during the remainder of 2009 are expected to be lower.  Whereas earlier this year we expected North American Class 8 production in 2009 to rebound to about 160,000 units, we now believe the economic conditions could limit 2009 production to about 104,000 to 121,000 units, which would represent a decrease of 38% to 47% compared to full year 2008 production of 196,000 units.  In the Class 5-7 segment, our production expectations have softened as we currently expect production of around 101,000 to 109,000 units — down from full year production of 157,000 units in 2008.  (Source: Global Insight and ACT).
Off-Highway Markets
     Our off-highway business has become an increasingly more significant component of our total operations over the past few years.  Unlike our on-highway businesses, our off-highway business is largely outside of North America, with about 75% of its sales coming from outside North America.  We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling.  Our largest markets are the European and North American construction and agricultural equipment segments.  After being relatively strong through the first half of 2008, customer demand in these markets began softening during the latter part of 2008.  During the first half of 2009, the adverse effects of a weaker global economy began to more significantly impact demand levels in these markets, and we expect continued weakness in these markets for the remainder of the year.  Earlier this year, we had forecast reductions in 2009 demand in the North American and European construction markets of about 40% and reductions in agricultural market demand in 2009 of around 20%.  We currently expect that construction market demand could be reduced by 70% to 75%, with agricultural market demand being down 35 to 40%.

Sales and Earnings Outlook
     Full year 2009 production forecasts in most of our markets have continued to weaken from our previous expectations.  As such, we are aggressively right sizing our cost structure and continuing to pursue increased pricing from customers where programs warrant.  On the cost front, we reduced the work force during 2008 by about 6,000 people and in the first six months of this year we reduced our workforce by another 6,200 people.  Additional reductions are expected during the remainder of 2009 as we complete certain restructuring actions and continue to identify opportunities to reduce our costs.  See Note 5 of the notes to our consolidated financial statements in Item 1 for additional discussion relating to our realignment initiatives.
     We also completed several pricing and material recovery initiatives during the latter part of 2008 and the first half of 2009 that will continue to benefit margins, albeit on lower sales volume.  At our current forecast level for sales, we estimate that material recovery and other pricing actions already finalized will add more than $160 to gross margin in 2009.  Our cost reduction, pricing and other actions have mitigated a significant portion of the margin reduction attributable to lower production levels.  However, in our current outlook, we no longer expect these actions to completely offset the impact of lower 2009 sales volume.
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
Results of Operations — Summary (Second Quarter 2009 versus Second Quarter 2008)

	Dana
	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)
Net sales	$1,190	$2,333	$(1,143)
Cost of sales (1)	1,128	2,188	(1,060)

Gross margin (1)	62	145	(83)
Selling, general and administrative expenses	59	84	(25)
Amortization of intangibles	18	19	(1)
Realignment charges, net	29	40	(11)
Impairment of goodwill		75	(75)
Impairment of intangible assets	6	7	(1)
Other income, net	61	20	41

Income (loss) from continuing operations before interest, reorganization items and income taxes (1)	11	(60)	71

Loss from continuing operations (1)	$(3)	$(117)	$114

Loss from discontinued operations (1)	$-	$(2)	$2

Net income (loss) attributable to the parent company (1)	$-	$(122)	$122

(1)	In 2009, we changed our method of accounting for inventories from LIFO to FIFO and retroactively applied this costing from the date of our emergence from Chapter 11. The effect of this change on the 2008 results above was a reduction of $18 in cost of sales and additional earnings of $18 in gross margin; income (loss) from continuing operations before interest, reorganization items and income taxes; income (loss) from continuing operations and net income (loss).

Results of Operations (Second Quarter 2009 versus Second Quarter 2008)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show changes in our sales by geographic region and by segment for the three months ended June 30, 2009 and 2008.  Certain reclassifications were made to conform 2008 to the 2009 presentation.
Geographical Sales Analysis

	Dana			Amount of Change Due To
	Three Months Ended June 30,		Increase/	Currency	Organic
	2009	2008	(Decrease)	Effects	Change
North America	$603	$1,134	$(531)	$(8)	$(523)
Europe	276	716	(440)	(44)	(396)
South America	172	254	(82)	(27)	(55)
Asia Pacific	139	229	(90)	(18)	(72)

Total	$1,190	$2,333	$(1,143)	$(97)	$(1,046)

     Sales in the second quarter of 2009 were $1,143 lower than in the corresponding period of 2008 — a reduction of 49%.  Currency movements reduced sales 4% as a number of currencies in our international markets weakened against the U.S. dollar.  Exclusive of currency, sales decreased 45%, primarily due to lower production levels in each of our markets.  Partially offsetting the effects of lower production was improved pricing.
     North American sales for the second quarter of 2009, adjusted for currency, declined approximately 46% due to the lower production levels in both the light duty and commercial vehicle markets.  Light and commercial vehicle truck production was down more than 50% compared to the second quarter of 2008.  The impact of lower vehicle production levels was partially offset by the impact of higher pricing, including recovery of higher material costs.
     Exclusive of currency effects, sales were down in each of the international regions due largely to reduced production levels.
Segment Sales Analysis

	Dana			Amount of Change Due To
	Three Months Ended June 30,		Increase/	Currency	Organic
	2009	2008	(Decrease)	Effects	Change
Light Vehicle Driveline	$455	$844	$(389)	$(36)	$(353)
Sealing	120	201	(81)	(10)	(71)
Thermal	42	77	(35)	(5)	(30)
Structures	129	255	(126)	(8)	(118)
Commercial Vehicle	250	441	(191)	(17)	(174)
Off-Highway	194	513	(319)	(21)	(298)
Other Operations		2	(2)		(2)

Total	$1,190	$2,333	$(1,143)	$(97)	$(1,046)

     Our LVD, Sealing, Thermal and Structures segments principally serve the light vehicle markets.  Exclusive of currency effects, sales declined 42% in LVD, 39% in Thermal and 46% in Structures, all principally due to lower production levels.  The sales decline in Sealing, exclusive of currency effects, was somewhat lower at 35%, in part due to this business having a larger proportionate share of sales to the aftermarket.
     Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down 56% and Class 5-7 commercial truck production was down 46%.  The sales decline in Commercial Vehicle, exclusive of currency effects, was 39% as the volume reduction associated with lower production levels was partially offset by higher pricing under material cost recovery arrangements.

     With its significant European presence, our Off-Highway segment was negatively impacted by weaker international currencies.  Excluding this effect, sales were down 58% as demand levels in markets such as construction and agriculture decreased significantly compared to the second quarter of 2008.
Margin Analysis
     The chart below shows our segment margin analysis for the three months ended June 30, 2009 and 2008.

	As a Percentage of Sales
	Three Months Ended
	June 30,
	2009	2008
Gross margin:
Light Vehicle Driveline	4.0%	3.8%
Sealing	5.6	13.9
Thermal	(2.0)	4.6
Structures	(5.6)	7.3
Commercial Vehicle	9.8	7.3
Off-Highway	6.6	9.3

Consolidated	5.2%	6.2%

Selling, general and administrative expenses:
Light Vehicle Driveline	4.4%	2.4%
Sealing	12.4	8.0
Thermal	9.8	6.5
Structures	2.8	2.1
Commercial Vehicle	6.3	3.7
Off-Highway	4.8	2.7

Consolidated	5.0%	3.6%
Gross Margin — Consolidated gross margin for the quarter ended June 30, 2009 was $83 lower than that for the comparable period in 2008.  Significantly lower sales levels negatively impacted second quarter 2009 margins in each of our segments, reducing margin by more than $200.  This volume related reduction was partially offset by year-over-year pricing improvements, cost reductions and other actions.
     Our LVD margin was lower by $14 but improved as a percent of sales.  Lower sales reduced margins by about $55.  Partially offsetting this margin loss was improved pricing of $27, lower warranty costs of $12 (including a $6 recovery through settlement with a customer) and net reductions in other costs of $6.  During the second quarter of 2008, we settled certain Canadian retiree pension obligations which benefited 2008 margin in the LVD business by $4.  In our Sealing segment, margin declined by $21.  Lower sales volume reduced margin by $25, with cost reductions providing a partial offset.  Thermal margins were down $5, with the $10 impact from lower sales being offset principally by lower warranty and other cost reductions.  There was a decline of $26 in the gross margin of our Structures group.  Lower sales volume contributed about $30 of the decline, partially offset by pricing improvement of $11 and other cost reductions.  Structures margin in the second quarter of 2008 also benefited by $8 from the settlement of certain Canadian retiree pension obligations.
     In our Commercial Vehicle segment, gross margin improved as a percent of sales while decreasing by $7.  The margin reduction of approximately $25 attributable to lower sales was partially offset by pricing improvement of $11, and lower warranty and other net cost savings of $7.  Of our businesses, the Off-Highway segment experienced the largest percentage decline in sales from 2008, leading to their overall margin decease of $35.  Reduced margin of about $65 from lower sales levels was partially offset by increased pricing of $9 and margin improvement of $21, principally from conversion cost reduction initiatives and lower warranty expense.
     Consolidated gross margin for the three months ended June 30, 2009 benefited from $12 of insurance recoveries, primarily attributable to settlements of environmental claims.

Selling, General and Administrative expenses (SG&A) — Second quarter 2009 SG&A is $25 lower than the comparable period in 2008, primarily as a result of the cost reduction actions taken during the second half of 2008 and the first half of 2009 in response to reduced sales levels.  As described in Note 17 of the notes to the consolidated financial statements in Item 1 of Part I, a reduction to our liability for asbestos claims contributed to $6 of the SG&A reduction.
Amortization of Intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from Chapter 11; consequently, $18 and $19 of expense was recognized in the three months ended June 30, 2009 and 2008.
Realignment Charges and Impairments — Realignment charges of $29 for the three months ended June 30, 2009 and $40 for the same period of 2008 represent costs associated with the workforce reduction actions and facility closures undertaken in the respective periods.  Impairment charges of $6 were recognized in the second quarter of 2009, compared to $82 in the comparable 2008 period.  These charges resulted from reassessments of the carrying values of goodwill and indefinite lived intangibles as discussed in Note 7 of the consolidated financial statements in Item 1 of Part I.
Other Income, Net — Other income, net for the three months ended June 30, 2009 was $61 as compared to $20 for the corresponding period of 2008.  We recognized a net gain on extinguishment of debt of $40 during the second quarter of 2009.  Other income also increased by $9 as a result of net currency transaction gains of $5 in 2009 as compared to losses of $4 in 2008.  Partially offsetting these increases was lower interest income in 2009 of $8.
Interest Expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I.  Interest expense in the three months ended June 30, 2009 and 2008 includes $4 and $5 of amortized OID and $4 and $2 of amortized debt issuance costs recorded in connection with the Exit Financing facility.  The second quarter of 2009 also included a charge of $3 for debt issuance costs recorded as a result of debt extinguishment.  Also included is $2 and $3 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from Chapter 11.
Reorganization Items — Reorganization items are expenses which are directly attributable to our Chapter 11 reorganization process.  Following our emergence from bankruptcy, we continued to incur reorganization costs that were primarily attributable to continued claim resolution and reorganization plan implementation costs, such as local union ratifications of the agreements negotiated during reorganization.  These costs amounted to $12 during the second quarter of 2008.  During the second quarter of 2009, we reduced our vacation benefit liability by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified.  We recorded $3 as a reorganization item benefit consistent with the original expense recognition.  See Note 3 of the notes to our consolidated financial statements in Item 1 of Part I for a summary of these costs.
Income Tax Expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Consequently, there is generally no income tax benefit recognized on continuing operations’ pre-tax losses in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.  As described in Note 19 of the notes to the consolidated financial statements in Item 1 of Part I, an exception occurs when there is pre-tax income in categories such as other comprehensive income.  As a result of having other comprehensive income in the second quarter of 2009, we recognized a benefit of $4 on pre-tax losses of continuing operations in the U.S. Additionally, we recorded a tax benefit of $12 to reduce liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries during the second quarter of 2009.  This reduction in the liability for earnings repatriation, along with the valuation allowance impacts in the above-mentioned countries, were the primary factors causing the tax benefit of $21 for the quarter ended June 30, 2009 to differ from an expected tax benefit of $8 at a U.S. Federal statutory rate of 35%.  For 2008, the valuation allowances, the fresh start adjustments and the impairment of goodwill were the primary factors which caused the tax expense of $12 for the quarter ended June 30, 2008 to differ from an expected tax benefit of $37 at the U.S. Federal statutory rate of 35%.

Results of Operations — Summary (Year-to-Date 2009 versus Year-to-Date 2008)

	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
Net sales	$2,406	$3,894	$751
Cost of sales (1)	2,361	3,691	702

Gross margin (1)	45	203	49
Selling, general and administrative expenses	134	149	34
Amortization of intangibles	35	31
Realignment charges, net	79	45	12
Impairment of goodwill		75
Impairment of intangible assets	6	7
Other income, net	90	52	8

Income (loss) from continuing operations before interest, reorganization items and income taxes (1)	(119)	(52)	11

Fresh start accounting adjustments	$-	$-	$1,009

Income (loss) from continuing operations (1)	$(163)	$(164)	$717

Loss from discontinued operations (1)	$-	$(3)	$(6)

Net income (loss) attributable to the parent company (1)	$(157)	$(172)	$709

(1)	In 2009, we changed our method of accounting for inventories from LIFO to FIFO and retroactively applied this costing from the date of our emergence from Chapter 11. The effect of this change on the 2008 results above was an increase of $8 in cost of sales and an additional loss of $8 in gross margin; income (loss) from continuing operations before interest, reorganization items and income taxes; income (loss) from continuing operations and net income (loss).
     As a consequence of our emergence from Chapter 11 on January 31, 2008, the results of operations for the first half of 2008 consist of the month of January pre-emergence results of Prior Dana and the five-month results of Dana.  Fresh start accounting affects our post-emergence results, but not the pre-emergence January results.  Adjustments to adopt fresh start accounting were recorded as of January 31, 2008.
Results of Operations (Year-to-Date 2009 versus Year-to-Date 2008)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show our sales by geographic region and by segment for the six months ended June 30, 2009, five months ended June 30, 2008 and one month ended January 31, 2008.  Certain reclassifications were made to conform 2008 to the 2009 presentation.
     Although the five months ended June 30, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from Chapter 11 on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods.  Accordingly, references in our analysis to six-month sales information combine the two periods in order to enhance the comparability of such information for the two six-month periods.

Geographical Sales Analysis

	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
North America	$1,226	$1,913	$396
Europe	599	1,185	224
South America	340	440	73
Asia Pacific	241	356	58

Total	$2,406	$3,894	$751

     Sales in the first half of 2009 were $2,239 lower than sales for the combined periods in 2008 — a reduction of 48%.  Currency movements reduced sales by $218 as a number of currencies in international markets weakened against the U.S. dollar.  Exclusive of currency, sales decreased $2,021 or 44%, primarily due to lower production levels in each of our markets.  Partially offsetting the effects of lower production was improved pricing.
     North American sales for the first half of 2009, adjusted for currency, declined approximately 46% due largely to the lower production levels in both the light duty and commercial vehicle markets.  Light truck production was down more than 50% compared to the first six months of 2008 and commercial vehicle truck production was down about 48%.  The impact of lower vehicle production levels was partially offset by the impact of higher pricing, including recovery of higher material costs.
     Weaker international currencies decreased first half 2009 sales by $99 in Europe, $62 in South America and $37 in Asia Pacific.  Exclusive of these currency effects, sales were down in each of these regions, due largely to reduced production levels.
Segment Sales Analysis

	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
Light Vehicle Driveline	$879	$1,424	$281
Sealing	237	332	64
Thermal	81	129	28
Structures	246	435	90
Commercial Vehicle	507	716	130
Off-Highway	456	855	157
Other Operations		3	1

Total	$2,406	$3,894	$751

     Our LVD, Sealing, Thermal and Structures segments principally serve the light vehicle markets.  Exclusive of currency effects sales in the first half of 2009 declined in LVD 44%, in Thermal 41% and in Structures 50% when compared to the combined periods in 2008, all principally due to lower production levels.  The sales decline in Sealing, exclusive of currency effects, was somewhat lower at 35%, in part due to this business having a larger proportionate share of sales to the aftermarket.
     Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down 49% and Class 5-7 commercial truck production was down 46%.  The sales decline in Commercial Vehicle, exclusive of currency effects, was 36% as the volume reduction associated with lower production levels was partially offset by higher pricing under material cost recovery arrangements.

     With its significant European presence, our Off-Highway segment was negatively impacted by weaker international currencies.  Excluding this effect, sales were down 50% as demand levels in markets such as construction and agriculture decreased significantly compared to the first half of 2008.
Margin Analysis
     The chart below shows our segment margin analysis for the six months ended June 30, 2009, five months ended June 30, 2008 and one month ended January 31, 2008.

	As a Percentage of Sales
	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
Gross margin:
Light Vehicle Driveline	(0.5)%	3.5%	4.1%
Sealing	4.2	13.6	14.1
Thermal	(0.1)	5.3	9.6
Structures	(8.9)	6.9	1.2
Commercial Vehicle	7.4	8.0	7.3
Off-Highway	6.3	10.0	10.9

Consolidated	1.9%	5.2%	6.5%

Selling, general and administrative expenses:
Light Vehicle Driveline	5.0%	2.4%	4.1%
Sealing	12.2	8.0	9.1
Thermal	10.0	6.7	4.7
Structures	3.7	2.0	2.6
Commercial Vehicle	7.0	4.0	5.3
Off-Highway	4.3	2.9	3.1

Consolidated	5.6%	3.8%	4.5%
Gross Margin — Consolidated gross margin for the six months ended June 30, 2009 was $207 lower than the gross margin for the combined five months ended June 30 and the month of January in 2008.  Significantly lower sales levels negatively impacted first half 2009 margins as compared to 2008 in each of our segments.
     Margin in our LVD segment decreased $66 from the first six months of 2008, with lower sales volume adversely impacting margin by about $110.  Pricing improvement of $47 and lower warranty costs helped to offset the volume-related decline.  Lower sales-related margin declines similarly drove the gross margin reductions of $44 and $10 in our Sealing and Thermal businesses.  Cost reduction actions in these two segments and lower warranty cost in the Thermal group partially offset the volume-related drop in margin.  Our Structures business margin was down $53 from the first half of 2008.  Lower sales volume resulted in reduced margin of approximately $60.  Year-over-year margin was also negatively impacted by a pension settlement gain of $8 in 2008.  Pricing improvements of approximately $22 provided some offset to these other factors.
     Our Commercial Vehicle and Off-Highway segments experienced gross margin reductions of $28 and $74.  Lower sales reduced margin by about $50 in Commercial Vehicle, while pricing improvement, inclusive of material cost recovery, added about $26.  Our Off-Highway margin declined about $105 as a result of lower sales volume.  Pricing improvement of $19 provided a partial offset along with lower warranty expense and other cost reductions.

     Consolidated gross margin in the five-month period ended June 30, 2008 was significantly impacted by the application of fresh start accounting.  At emergence, inventory values were increased in accordance with fresh start accounting requirements.  The stepped-up value of inventories was recognized in cost of sales during the five months ended June 30, 2008 as the inventory was sold, resulting in a one-time charge of approximately $49.  In addition to this year-over-year favorable impact on gross margin, consolidated margins also benefited from environmental insurance recoveries of $12 and additional cost reduction actions.
Selling, General and Administrative Expenses — With the significant decline in sales, consolidated SG&A and the SG&A of each operating segment increased as a percent of sales.  First half 2009 SG&A, however, is $49 lower than the combined periods in 2008, primarily as a result of the cost reduction actions taken during the last half of 2008 and the first half of 2009 in response to reduced sales levels.
Amortization of Intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from Chapter 11; consequently, there is no expense in the one-month period ended January 31, 2008.
Realignment Charges and Impairments — Realignment charges are primarily costs associated with the workforce reduction actions and facility closures.  Realignment expense of $79 for the half year ended June 30, 2009 represents an increase from expense of $57 for the combined periods of 2008 primarily due to separation costs incurred in connection with the workforce reduction of 6,200 people in the first half of 2009.  Impairment of goodwill and indefinite-lived intangibles resulted in charges of $6 in 2009 and $82 in 2008.
Other Income, Net — Other income of $90 for the six months ended June 30, 2009 was $30 higher than the corresponding period of 2008.  We recognized a net gain on extinguishment of debt of $40 during the second quarter of 2009.  Contract cancellation income provided an increase of $17 over 2008.  Net currency transaction gains were $8 less in 2009 and interest income was lower by $17.
Interest Expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I.  Interest expense in the first half of 2009 includes $8 of amortized OID recorded in connection with the Exit Financing facility, $7 of amortized debt issuance costs and $3 for debt issuance costs resulting from extinguished of debt.  Also included is $4 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from Chapter 11.  For the five months ended June 30, 2008, interest expense includes $8 of amortized OID and $3 of amortized debt issuance costs.  Non-cash interest expense relating to the accretion of certain liabilities in the five months ended June 30, 2008 was $1.  In the month of January 2008, a substantial portion of our debt obligations were reported as liabilities subject to compromise.  The interest expense not recognized on these obligations during the month of January 2008 was $9.
Reorganization Items — Reorganization items are directly attributable to our Chapter 11 reorganization process.  See Note 3 of the notes to our financial statements in Item 1 of Part I for a summary of these costs.  During the Chapter 11 process, there were ongoing advisory fees of professionals representing Dana and the other Chapter 11 constituencies.  Certain of these costs continued subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities related to emergence from Chapter 11.  Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities.  Reorganization items in 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes and success fees and other fees earned by certain professionals upon emergence.
     During the second quarter of 2009, we reduced our vacation benefit liability by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified.  We recorded $3 as a reorganization item benefit consistent with the original expense recognition.

Income Tax Expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.  In the U.S., as described in Note 19 of the notes to our financial statements in Item 1 of Part I of this report, because of the significant amount of OCI reported for the six months ended June 30, 2009 and the five months ended June 30, 2008, we recognized a U.S. tax benefit of $4 and $14 in continuing operations.  During the first half of 2009, we also recorded a tax benefit of $19 to reduce liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries.  For 2009, the reduction in the liability associated with repatriation of non-U.S. subsidiary earnings and the valuation allowance impacts in the above-mentioned countries are the primary factors which cause the tax benefit of $30 for the six months ended June 30, 2009 to differ from an expected tax benefit of $66 at the U.S. Federal statutory rate of 35%.  For 2008, the valuation allowances, the fresh start adjustments and the impairment of goodwill are the primary factors which caused the tax expense of $32 for the five months ended June 30, 2008 and $199 for the month of January 2008 to differ from an expected tax benefit of $47 and tax expense of $320 at the U.S. Federal statutory rate of 35%.
Liquidity
     As discussed in our Form 10-K for 2008 (see Part I, Item 1A “Risk Factors”, the Liquidity section of Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the notes to our consolidated financial statements in Item 8 of Item 1 of Part I) there are numerous risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity.  Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.
     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions.  We continued to consider downside sales scenarios for each of our markets (e.g., North American light vehicle production in 2009 of about 8 million units).  Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements.  Based on our current forecast assumptions, which include incremental headcount actions, other cost reductions, debt repayment and other initiatives, we believe that we can satisfy our debt covenants and the liquidity needs of the business during the next twelve months.  However, there is a high degree of uncertainty in the current environment and it is possible that the factors affecting our business could result in our not being able to comply with the financial covenants in our debt agreements or to maintain sufficient liquidity.
     The previous uncertainty surrounding the potential effects associated with Chapter 11 filings by Chrysler and General Motors (GM) has now dissipated.  Both companies entered Chapter 11 during the second quarter of 2009, and have subsequently emerged as new companies.  In connection with their emergence, contracts for substantially all of our significant programs were assumed by the new companies, and we received full consideration from them for settlement of all amounts due.  We also elected to mitigate our GM accounts receivable exposure by participating in the Automotive Supplier Support Program.  GM Supplier Receivables LLC (GMSR), a newly created subsidiary of GM, began to purchase GM receivables from approved GM suppliers in May.  The obligations of GMSR related to these purchases are guaranteed by the U.S. Department of the Treasury.  As of June 30, 2009, we were owed $11 for the receivables sold to GMSR.  Because these sales of receivables do not satisfy the technical requirements for sales of financial assets, we were required to retain the GM receivables, record the $11 receivable from GMSR and recognize a liability shown on our June 30, 2009 balance sheet as financial obligation related to GM supplier program. GM is obligated to pay GMSR within the normal terms of the receivables and GMSR, in turn, will pay the face amount of the receivables to Dana, less a 2% fee.  At that time, we will reduce the related GM trade receivables, the receivable from GMSR and the corresponding financing obligation.  As a consequence of GM’s emergence from Chapter 11, we expect to discontinue future participation in this program.

     Non-compliance with the covenants in our debt agreements would provide our lenders with the ability to demand immediate repayment of all outstanding borrowings under our exit financing facility, as amended (the Exit Facility), consisting of a Term Facility Credit and Guaranty Agreement (Term Facility) and a Revolving Credit and Guaranty Agreement ( Revolving Facility).  We do not have sufficient cash on hand to satisfy this demand.  Accordingly, the inability to comply with covenants, obtain waivers for non-compliance, or obtain alternative financing would have a material adverse effect on our financial position, results of operations and cash flows.  In the event we were unable to meet our debt covenant requirements, we believe we would be able to obtain a waiver or amend the covenants.  Obtaining such waivers or amendments would likely result in a significant incremental cost.  Although we cannot provide assurance that we would be successful in obtaining the necessary waivers or in amending the covenants, we were able to do so in 2008 and we believe that we would be able to do so again, if necessary.
     Our global liquidity at June 30, 2009 was as follows:

Cash and cash equivalents	$553
Less: Deposits supporting obligations	(41)

Available cash	512
Additional cash availability from lines of credit in the U.S. and Europe	152

Total global liquidity	$664

     As of June 30, 2009, the consolidated cash balance totaled $553, with 43% of this amount located in the United States.  Approximately $41 of our cash balance relates to deposits that support other obligations, primarily guarantees for workers compensation.  An additional $67 is held by less than wholly-owned subsidiaries where our access may be restricted.  Our ability to efficiently access other cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements.  Our current credit ratings (B- and Caa1 by Standard and Poor’s and Moody’s) and the current state of the global financial markets would make it very difficult for us to raise capital in the debt markets.
     The principal sources of liquidity for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility.  Our ability to borrow the full amount of availability under our revolving credit facilities is effectively limited by the financial covenants.  At June 30, 2009, there were no borrowings under our European trade receivable securitization program and $65 of availability based on the borrowing base.  At June 30, 2009, we had no borrowings under the Revolving Facility but we had utilized $189 for letters of credit.  Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $126 after deducting the outstanding letters of credit.  During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender.  If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%.  Additionally, our ability to borrow the full amount of availability under our revolving credit facility is effectively limited by the financial covenants.  As shown in the table above, our covenant requirements at June 30, 2009, limit our additional borrowings to $152.
     During the second quarter of 2009, we used cash of $77 to reduce the principal amount of our Term Facility borrowings by $125, primarily through market purchases.  The accounting for this activity included a reduction of $8 in the related OID and resulted in the recording of a $40 net gain on extinguishment of debt, which is included in other income, net.  Debt issuance costs of $3 were written-off as a charge to interest expense.
     At June 30, 2009, we were in compliance with the debt covenants under the amended Term Facility with a Leverage Ratio of 5.36 compared to a maximum of 6.10 and an Interest Coverage Ratio of 2.16 compared to a minimum of 1.75 and, as indicated above, we expect to be able to maintain compliance for the next twelve months.  While our ability to borrow the full amount of availability under our revolving credit facilities may at times be limited by the financial covenants, we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period.

Cash Flow

	Dana		Prior Dana
	Six Months	Five Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	January 31,
	2009	2008	2008
Cash used in reorganization activity	$(2)	$(874)	$(74)
Cash used by changes in working capital	(35)	(93)	(61)
Other items and adjustments providing or (using) cash	(40)	116	13

Total cash used in operating activities	(77)	(851)	(122)
Cash provided by (used in) investing activities	(41)	(80)	77
Cash provided by (used in) financing activities	(117)	(39)	912

Increase (decrease) in cash and cash equivalents	$(235)	$(970)	$867

Operating Activities — Exclusive of working capital and reorganization-related activity; cash used for operations was $40 during the first half of 2009, as compared to cash provided of $129 for the combined periods of 2008.  A reduced level of operating earnings was the primary factor for the use of cash in 2009.  Additionally, our workforce reduction and other realignment activities consumed cash of $97 during the first half of 2009 — an increase of $30 over the first half of 2008.
     The increase in working capital required the use of $35 of cash in the first half of 2009, a $119 reduction from the use of $154 in the first half of 2008.  Historically, sales increases in the first half of the year have increased inventory and receivables, but the typical seasonal increases did not occur in 2009.  Instead, we generated $39 of cash through a reduction in receivables in the first six month of 2009 as compared to a use of $199 in the first six months of 2008.  Inventory levels also declined during the first half of 2009, providing cash of $217 as compared to a use of $82 in 2008.  Bringing inventories in line with current requirements caused accounts payable to decrease, using cash of $251 in the first half of 2009 after generating cash of $102 in the first half of 2008.
     During 2008, cash was used to satisfy various obligations associated with our emergence from Chapter 11.  Cash of $733 was used shortly after emergence to satisfy our payment obligation to VEBAs established to fund non-pension benefits of union retirees.  We also made a payment of $53 at emergence to satisfy our obligation to a VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement.  Payments of reorganization expenses totaled $63 and Chapter 11 emergence-related claim payments totaled $97 during the six months ended June 30, 2008.
Investing Activities —Expenditures for property, plant and equipment in 2009 of $54 are down from $92 in last year’s first half.  DCC cash of $93 that was restricted during Chapter 11 by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.
Financing Activities —Cash of $82 was used in 2009 to reduce long-term debt, with another $35 being used to reduce short term borrowings.  In 2008, cash was provided by financing activities as proceeds from our Exit Facility and the issuance of preferred stock at emergence exceeded the cash used for the repayment of other debt.
Contractual Obligations
     There were no material changes at June 30, 2009 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2008 Form 10-K.
Contingencies
     For a summary of litigation and other contingencies, see Note 17 of the notes to our consolidated financial statements in Item 1 of Part I.  We do not believe that any liabilities that may result from these contingencies are reasonably likely to have a material adverse effect on our liquidity or financial condition.

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
     See additional discussion of our pension and OPEB obligations in Note 11 of the notes to our consolidated financial statements in Item 1 of Part I.
Long-lived Asset Impairment — We perform periodic impairment analyses on our long-lived amortizable assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable.  When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount.  If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value.  Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value.  A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review and the fair value of the operations.  In addition, in all of our segments except Sealing and Thermal, a 15% reduction in the projected cash flows or the peer multiples would not result in impairment of long-lived assets including the definite lived intangible assets.  In Sealing and Thermal, a 5% reduction in the projected cash flows or the peer multiples would result in impairment.  While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period.
Goodwill and Indefinite-lived Intangible Assets — We test goodwill and other indefinite-lived intangible assets for impairment as of October 31 of each year for all of our segments, or more frequently if events occur or circumstances change that would warrant such a review.  We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates.  The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty.  For the remaining goodwill in the Off-Highway segment, a 20% reduction in the projected cash flows and the peer multiples would not result in additional impairment.
     Indefinite-lived intangible valuations are generally based on revenue streams.  We recorded other intangible asset impairment of $6 in the second quarter of 2009.  Additional reductions in forecasted revenue could result in additional impairment.
     When required, we also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses.  We believe that the assumptions and estimates used to determine our estimated fair values are reasonable.

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
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1.  Legal Proceedings
     As discussed in Notes 2 and 3 of the notes to our consolidated financial statements in Item 1 of Part I, we emerged from Chapter 11 on January 31, 2008.  Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors, including claims with respect to debt, pension and postretirement healthcare obligations and other liabilities, were addressed in connection with our emergence from Chapter 11.
     As previously reported and as discussed in Note 17 of the notes to our consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business (including both pre-petition and subsequent proceedings) and we are cooperating with a formal investigation by the SEC with respect to matters related to the restatement of our financial statements for the first two quarters of 2005 and fiscal years 2002 through 2004.
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
Item 1A.  Risk Factors
     There have been no material changes in our risk factors disclosed in Part I, Item 1A of our 2008 Form 10-K.
     Liquidity is discussed in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I and under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I above.  We have updated our forecast for 2009 and, based on this forecast and our assessment of reasonably possible scenarios, we do not believe that there is substantial doubt about our ability to continue as a going concern for the next twelve months.
Item 4.  Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on April 21, 2009 (the Annual Meeting).  The following matters were acted upon by our shareholders at the Annual Meeting, at which 110,827,298 shares of issued and outstanding voting stock, on an “as-if” converted basis, or approximately 69.28% of the 159,958,920 shares of issued and outstanding voting stock, on an “as-if” converted basis, entitled to vote at the Annual Meeting, were present in person or by proxies:
1.	Election of Directors. Six persons were nominated for election as directors of Dana, each to hold office for a one-year term expiring at the 2010 Annual Meeting and until his successor is duly elected and qualified. Each nominee was an incumbent director, no other person was nominated, and each nominee was elected. The votes cast ‘for’ or ‘withheld’ with respect to each nominee were as follows:

Name of Director	For	Withheld
Gary L. Convis	106,871,556	3,955,742
John M. Devine	107,980,501	2,846,797
Richard A. Gephardt	107,428,453	3,398,845
Terrence J. Keating	108,027,007	2,800,291
Keith E. Wandell	108,027,856	2,799,442
Jerome B. York	100,180,646	10,646,652
     Our Series A Preferred Shareholder has the right to separately elect three Directors.  Prior to the Annual Meeting, our Series A Preferred Shareholder elected Mark T. Gallogly, Mark A. Schulz and Stephen J. Girsky each to hold office for a one-year term expiring at the 2010 Annual Meeting and until his successor is duly elected and qualified.

     As previously disclosed, Richard A. Gephardt resigned as a member of our Board and withdrew as a Director nominee for election at the Annual Meeting.  There was not a nominee to replace him.
2.	Approval of an amendment to our Restated Certificate of Incorporation to effect a reverse stock split at one of three reverse split ratios, 1-for-10, 1-for-15 or 1-for-20, as will be selected by our Board of Directors, in its discretion, if at all, prior to the time of filing such certificate of amendment with the Delaware Secretary of State.

FOR	AGAINST	ABSTAINED
108,100,473	2,659,400	67,425
3.	Approval of an amendment to our Restated Certificate of Incorporation, in the discretion of the Board of Directors, to decrease our total number of authorized shares and shares of common stock, to 200,000,000 shares and 150,000,000 shares, respectively.

FOR	AGAINST	ABSTAINED
108,627,034	2,137,155	63,109
4.	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm.

FOR	AGAINST	ABSTAINED
110,075,815	671,248	80,235
Item 6.  Exhibits
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: August 6, 2009	By:	/s/ James A. Yost
James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit		Method of Filing or
No.	Description	Furnishing

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	Filed with this report

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	Filed with this report

32	Section 1350 Certifications	Furnished with this report