Form 10-Q
period 2009-09-30
DANA HOLDING CORP
filed 2009-11-03
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2009
Commission File Number: 1-1063
Dana Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1531856

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3939 Technology Drive, Maumee, OH	43537

(Address of principal executive offices)	(Zip Code)
(419) 887-3000
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

Large	Accelerated	Non-	Smaller
accelerated	filer ☑	accelerated	reporting
filer ☐		filer ☐	company ☐
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2009

Common stock, $0.01 par value	139,247,408

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Net sales	$1,329	$1,929	$3,735	$5,823	$751
Costs and expenses
Cost of sales	1,247	1,881	3,598	5,572	702
Selling, general and administrative expenses	73	87	217	236	34
Amortization of intangibles	18	18	53	49
Realignment charges, net	14	16	93	61	12
Impairment of goodwill		105		180
Impairment of intangible assets		3	6	10
Other income, net	10	2	100	54	8

Income (loss) from continuing operations before interest, reorganization items and income taxes	(13)	(179)	(132)	(231)	11
Interest expense	36	37	108	99	8
Reorganization items		1	(2)	22	98
Fresh start accounting adjustments					1,009

Income (loss) from continuing operations before income taxes	(49)	(217)	(238)	(352)	914
Income tax benefit (expense)	9	(24)	39	(56)	(199)
Equity in earnings of affiliates	2	(13)	(2)	(10)	2

Income (loss) from continuing operations	(38)	(254)	(201)	(418)	717
Loss from discontinued operations		(1)		(4)	(6)

Net income (loss)	(38)	(255)	(201)	(422)	711
Less: Noncontrolling interests net income (loss)		1	(6)	6	2

Net income (loss) attributable to the parent company	(38)	(256)	(195)	(428)	709
Preferred stock dividend requirements	8	8	24	21

Net income (loss) available to common stockholders	$(46)	$(264)	$(219)	$(449)	$709

Income (loss) per share from continuing operations attributable to parent company stockholders:
Basic	$(0.45)	$(2.64)	$(2.17)	$(4.45)	$4.77
Diluted	$(0.45)	$(2.64)	$(2.17)	$(4.45)	$4.75
Loss per share from discontinued operations attributable to parent company stockholders:
Basic	$-	$(0.02)	$-	$(0.04)	$(0.04)
Diluted	$-	$(0.02)	$-	$(0.04)	$(0.04)
Net income (loss) per share attributable to parent company stockholders:
Basic	$(0.45)	$(2.66)	$(2.17)	$(4.49)	$4.73
Diluted	$(0.45)	$(2.66)	$(2.17)	$(4.49)	$4.71
Average common shares outstanding
Basic	101	100	100	100	150
Diluted	101	100	100	100	150
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$814	$777
Accounts receivable
Trade, less allowance for doubtful accounts of $19 in 2009 and $23 in 2008	800	827
Other	158	170
Inventories
Raw materials	309	394
Work in process and finished goods	370	521
Other current assets	75	58

Total current assets	2,526	2,747

Goodwill	113	108
Intangibles	508	569
Investments and other assets	242	207
Investments in affiliates	135	135
Property, plant and equipment, net	1,738	1,841

Total assets	$5,262	$5,607

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$30	$70
Accounts payable	643	824
Accrued payroll and employee benefits	122	120
Accrued realignment costs	30	65
Taxes on income	65	93
Other accrued liabilities	276	274

Total current liabilities	1,166	1,446

Long-term debt	966	1,181
Deferred employee benefits and other non-current liabilities	867	845
Commitments and contingencies (Note 17)

Total liabilities	2,999	3,472

Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $0.01 par value, 450,000,000 authorized, 134,164,308 issued and outstanding	1	1
Additional paid-in capital	2,545	2,321
Accumulated deficit	(925)	(706)
Accumulated other comprehensive loss	(228)	(359)

Total parent company stockholders’ equity	2,164	2,028
Noncontrolling interests	99	107

Total equity	2,263	2,135

Total liabilities and equity	$5,262	$5,607

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
Cash flows – operating activities
Net income (loss)	$(201)	$(422)	$711
Depreciation	231	194	23
Amortization of intangibles	64	60
Amortization of inventory valuation		49
Amortization of deferred financing charges and original issue discount	27	17
Impairment of goodwill and other intangible assets	6	190
Deferred income taxes	(31)	(18)	191
Gain on extinguishment of debt	(35)
Reorganization:
Reorganization items net of cash payments	(4)	(24)	79
Payment of claims		(100)
Payments to VEBAs		(733)	(55)
Gain on settlement of liabilities subject to compromise			(27)
Fresh start adjustments			(1,009)
Pension contributions in excess of expense	(5)	(32)
Change in working capital	49	(152)	(61)
Other, net	(13)	38	26

Net cash flows provided by (used in) operating activities	88	(933)	(122)

Cash flows – investing activities
Purchases of property, plant and equipment	(74)	(148)	(16)
Proceeds from sale of businesses and assets	3		5
Change in restricted cash			93
Other			(5)

Net cash flows provided by (used in) investing activities	(71)	(148)	77

Cash flows – financing activities
Net change in short-term debt	(36)	(74)	(18)
Advance received on corporate facility sale	11
Proceeds from Exit Facility debt		80	1,350
Deferred financing payments	(1)	(2)	(40)
Proceeds from long-term debt	5
Repayment of long-term debt	(197)	(11)
Proceeds from issuance of common stock	217
Dividends paid to preferred stockholders		(18)
Dividends paid to noncontrolling interests	(5)	(6)
Repayment of debtor-in-possession facility			(900)
Payment of DCC Medium Term Notes			(136)
Original issue discount payment			(114)
Issuance of Series A and Series B preferred stock			771
Other	(1)	1	(1)

Net cash flows provided by (used in) financing activities	(7)	(30)	912

Net increase (decrease) in cash and cash equivalents	10	(1,111)	867
Cash and cash equivalents – beginning of period	777	2,147	1,271
Effect of exchange rate changes on cash balances	27	(29)	5
Net change in cash of discontinued operations			4

Cash and cash equivalents – end of period	$814	$1,007	$2,147

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
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosures included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with our Annual Report on Form 10-K (Form 10-K) for the year ended December 31, 2008 and our Form 8-K filed September 2, 2009 to report updated financial statements and other affected financial information for retrospective adjustments resulting from certain accounting changes in 2009. Financial results for interim periods are not necessarily indicative of anticipated results for the entire year. The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of results for our 2009 fiscal year because of seasonal variations and other factors.
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
Change in Accounting Principle — Our inventories are valued at the lower of cost or market. On January 1, 2009, we changed the method of determining the cost basis of inventories for our U.S. operations from the last-in, first-out (LIFO) basis to the first-in, first-out (FIFO) basis. See Note 6 for additional information regarding this change. Our non-U.S. operations continue to determine cost using an average or a FIFO cost basis.
Recently Adopted Accounting Standards
     In December 2007, the Financial Accounting Standards Board (FASB) issued guidance regarding noncontrolling interests in consolidated financial statements. This requirement changes the accounting for and reporting of minority interests (noncontrolling interests) in consolidated financial statements, became effective January 1, 2009 and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted this standard effective January 1, 2009. The presentation and disclosure requirements of this standard are applied retrospectively for all periods presented. See Note 12 for a reconciliation of the beginning and ending carrying amount of equity attributable to the parent company and to noncontrolling interests.
     On January 1, 2009, we adopted FASB guidance related to disclosures about derivative instruments and hedging activities. This guidance provides for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. For additional information, see Note 16.
     In April 2009, the FASB issued new Staff Positions all of which impact the accounting and disclosure related to certain financial instruments. This guidance covers the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance for estimating fair value for transactions that are not orderly. It also covers recognition and presentation of other-than-temporary impairments and amends the guidance for debt securities to make the guidance more operational. The new guidance requires interim disclosures about fair value of financial instruments and expands disclosures about the fair value of financial instruments. This guidance became effective for the second quarter of 2009. Adoption did not have an impact on our consolidated financial position or results of operations. Our valuations with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value in the financial statements on a non-recurring basis include market data or assumptions that we believe market participants would use in pricing an asset or liability. Our valuation techniques include a combination of observable and unobservable inputs. For additional information see Notes 7 and 15.
     In May 2009, the FASB issued guidance that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose before the financial statements are issued are required to be disclosed if significant. We have properly considered subsequent events through November 3, 2009, the date of this Form 10-Q filing and the date of issuance of the financial statements.

     In June 2009, the FASB issued pronouncements regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance identifies the FASB Accounting Standards Codification as the authoritative source of GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance did not have an impact on our consolidated financial statements.
Recent Accounting Pronouncements
     In December 2008, the FASB issued a Staff Position regarding employers’ disclosures about postretirement benefit plan assets. This guidance expands disclosures about the types of assets and associated risks in an employer’s defined benefit pension or other postretirement plan. An employer will also be required to disclose information about the valuation of plan assets similar to that required under guidance related to fair value measurements. These disclosures include the level within the fair value hierarchy in which fair value measurements of plan assets fall, information about the inputs and valuation techniques used to measure the fair value of plan assets and the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period. The new disclosures are required to be included in financial statements for years ending after December 15, 2009.
     In June 2009, the FASB issued guidance regarding accounting for transfers of financial assets. The guidance seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is effective January 1, 2010. We are currently evaluating the impact, if any, that this adoption will have on our consolidated financial statements.
     In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. The guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our consolidated financial statements.
Note 2. Emergence from Chapter 11
Claims Resolution — On the Effective Date, the Plan was consummated and we emerged from Chapter 11. As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. The claim amount related to the 28 million shares for disputed and unliquidated claims was estimated not to exceed $700. Since emergence, we have issued 23 million of the 28 million shares for allowed claims (valued in reorganization at $539), increasing the total shares issued to 94 million (valued in reorganization at $2,167) for unsecured claims of approximately $2,249. The corresponding decrease in the disputed claims reserve leaves 5 million shares (valued in reorganization at $102). The remaining disputed and unliquidated claims total approximately $96. To the extent that these remaining claims are settled for less than the 5 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

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
     The reorganization items in the consolidated statement of operations consisted of the following items:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Professional fees	$1	$3	$1	$17	$27
Employee emergence bonus					47
Foreign tax costs due to reorganization					33
Other	(1)	(2)	(3)	5	19
Interest income					(1)

Total reorganization items		1	(2)	22	125

Gain on settlement of liabilities subject to compromise					(27)

Reorganization items, net	$-	$1	$(2)	$22	$98

     During the second quarter of 2009, we reduced our vacation benefit liabilities by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified. We recorded $3 as a reorganization item benefit consistent with the original expense recognition. This adjustment is not material to the current year or to the prior periods to which they relate.
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
Note 4. Discontinued Operations
     In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we reported these businesses as discontinued operations through the dates of divestiture. The divestiture of these discontinued operations was substantially completed during 2007 with the remaining pump products business divested in the first quarter of 2008. Prior Dana incurred a loss from discontinued operations of $6 in the month ended January 31, 2008 including a post closing adjustment of $5 and Dana incurred a loss of $4 in the eight months ended September 30, 2008.

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
     Realignment expense includes costs associated with previously announced actions as well as programs initiated during 2009. These actions include various employee reduction programs, manufacturing footprint optimization programs and other realignment activities across our global businesses, including the transfer of certain U.S. LVD and Commercial Vehicle manufacturing operations to Mexico.
     In January 2008, we announced the closure of our Barrie, Ontario Commercial Vehicle facility. Realignment expense in January 2008 included severance and other costs associated with the termination of approximately 160 employees and costs incurred to transfer the manufacturing operations to certain facilities in Mexico.
     In the third quarter of 2008, we entered into an agreement to sell our corporate headquarters. The book value in excess of sale proceeds was recognized as accelerated depreciation and recorded as realignment expense from the date we entered the agreement through the closing of the agreement in February 2009. Under the terms of the agreement, we received proceeds of $11 and we were entitled to occupy the facility rent-free through January 2010 while absorbing the customary occupancy-related costs. Due to the conditions under which we continued to occupy the facility, the sale proceeds were deferred and initially classified as a liability. Based upon our intent to exit the facility during the third quarter of 2009, we recognized the sale of the facility in June 2009. Headquarters personnel were relocated to other facilities in the Toledo, Ohio area during the third quarter of 2009.
     In response to increased economic and market challenges during the second half of 2008, particularly lower production volumes, we initiated cost reduction actions and continued to execute such plans in 2009. In 2008, we reduced our global workforce by approximately 6,000 employees, including approximately 5,000 in North America.
     The adverse economic conditions first experienced in 2008 continued into 2009, prompting further cost reduction actions. We have reduced our headcount during 2009 from 29,000 at the end of 2008 to 23,000 at the end of the third quarter. These workforce reductions and other actions resulted in a net charge of $6 for severance and other benefit costs for the three-month period ended September 30, 2009 and $69 for the first nine months of 2009. Our 2009 cost reduction actions included the announced closures of the Mississauga, Ontario facility in our Thermal business; the McKenzie, Tennessee and Calatayud, Spain facilities in our Sealing business and the Beamsville, Ontario facility supporting our Commercial Vehicle business.
     Realignment charges during the three months and nine months ended September 30, 2009 also included $8 and $24 of long-lived asset impairments and exit costs incurred for transfers of production activities among facilities and previously announced facility closures.

     The following tables show the realignment charges and related payments and adjustments recorded during the three months and nine months ended September 30, 2009.

	Employee	Long-Lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2009	$35	$-	$4	$39
Activity during the period:
Charged to realignment	9	5	3	17
Adjustments of accruals	(3)			(3)
Non-cash write-off		(5)		(5)
Cash payments	(16)		(3)	(19)
Currency impact	1			1

Balance at September 30, 2009	$26	$-	$4	$30

Balance at December 31, 2008	$55	$-	$10	$65
Activity during the period:
Charged to realignment	75	12	17	104
Adjustments of accruals	(6)		(5)	(11)
Non-cash write-off		(12)		(12)
Cash payments	(100)		(18)	(118)
Currency impact	2			2

Balance at September 30, 2009	$26	$-	$4	$30

     At September 30, 2009, $30 of realignment accruals remained in accrued liabilities, including $26 related to continuing benefits and the reduction of approximately 900 employees to be completed over the next year and $4 for lease continuation and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $12 in 2009 and $18 thereafter. In addition to the $30 accrued at September 30, 2009, we estimate that another $14 will be expensed in the future to complete previously announced initiatives.
     The following table provides project-to-date and estimated future expenses for completion of our pending realignment initiatives for our business segments.

	Expense Recognized			Future
	Prior to	Year-to-Date	Total	Cost to
	2009	2009	to Date	Complete
LVD	$89	$28	$117	$8
Structures	37	7	44	2
Sealing	3	15	18	2
Thermal		7	7
Off-Highway	2	2	4
Commercial Vehicle	31	25	56	2
Other	17	9	26

Total continuing operations	$179	$93	$272	$14

     The remaining cost to complete includes estimated noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Inventories
     On January 1, 2009, we changed the method of determining the cost of inventories for our U.S. operations from the LIFO basis to the FIFO basis. Our non-U.S. operations continue to determine cost using the average or FIFO cost method. We believe the change is preferable as the FIFO method discloses the current value of inventories on the consolidated balance sheet, provides greater uniformity across our operations and enhances our comparability with peers.
     We applied the change in accounting method by adjusting the 2008 financial statements for the periods subsequent to our emergence from Chapter 11 on January 31, 2008. As a result of applying fresh start accounting, inventory values at January 31, 2008 had been adjusted to their acquired value which resulted in the LIFO basis equaling the FIFO basis at that date. At December 31, 2008, our FIFO basis exceeded our LIFO basis by $14. The change in accounting from the LIFO to FIFO method for 2008 was recorded as a reduction to cost of sales, resulting in a $14 benefit to operating income from continuing operations for the eleven months ended December 31, 2008. The accounting adjustment to a FIFO basis decreased cost of sales by $15 for the three months ended September 30, 2008 and by $7 for the eight months ended September 30, 2008. The $7 consists of a charge to cost of sales of $34 to amortize the valuation step-up recorded at January 31, 2008 in connection with fresh start accounting offset by $41 of reversal of the LIFO provision that had been recorded in that eight-month period. The eight-month credit of $7 and the reversal of additional credit LIFO reserves of $7 recorded in the fourth quarter of 2008 result in the net benefit of $14 for the eleven months ended December 31, 2008. There is no net effect on income tax expense due to the valuation allowances on U.S. deferred tax assets.
     The impacts of this change in costing on the consolidated statement of operations for the three months ended September 30, 2009 and 2008 are presented in the following table:

	2009			2008
		Difference	As Reported	As Reported	Adjustments	As Adjusted
	Three Months	Between	Three Months	Three Months	to Change	Three Months
	Ended	LIFO	Ended	Ended	from	Ended
	September 30,	and	September 30,	September 30,	LIFO	September 30,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Cost of sales	$1,243	$4	$1,247	$1,896	$(15)	$1,881
Income (loss) from continuing operations before interest, reorganization items and income taxes	(9)	(4)	(13)	(194)	15	(179)
Income (loss) from continuing operations before income taxes	(45)	(4)	(49)	(232)	15	(217)
Income (loss) from continuing operations	(34)	(4)	(38)	(269)	15	(254)
Net income (loss)	(34)	(4)	(38)	(270)	15	(255)
Net income (loss) attibutable to the parent company	(34)	(4)	(38)	(271)	15	(256)
Net income (loss) available to common stockholders	(42)	(4)	(46)	(279)	15	(264)

Loss per share from continuing operations attributable to parent company stockholders:
Basic	$(0.41)	$(0.04)	$(0.45)	$(2.78)	$0.14	$(2.64)
Diluted	$(0.41)	$(0.04)	$(0.45)	$(2.78)	$0.14	$(2.64)

Net income (loss) per share attributabe to parent company stockholders:
Basic	$(0.41)	$(0.04)	$(0.45)	$(2.79)	$0.13	$(2.66)
Diluted	$(0.41)	$(0.04)	$(0.45)	$(2.79)	$0.13	$(2.66)
Note: The “as reported” amounts for 2008 are presented after giving effect to the adjustments made to modify the reporting of noncontrolling interests.

     The impacts of this change in costing on the consolidated statement of operations for the nine months ended September 30, 2009 and the eight months ended September 30, 2008 are presented in the following table:

	2009			2008
		Difference	As Reported	As Reported	Adjustments	As Adjusted
	Nine Months	Between	Nine Months	Eight Months	to Change	Eight Months
	Ended	LIFO	Ended	Ended	from	Ended
	September 30,	and	September 30,	September 30,	LIFO	September 30,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Cost of sales	$3,582	$16	$3,598	$5,579	$(7)	$5,572
Income (loss) from continuing operations before interest, reorganization items and income taxes	(116)	(16)	(132)	(238)	7	(231)
Income (loss) from continuing operations before income taxes	(222)	(16)	(238)	(359)	7	(352)
Income (loss) from continuing operations	(185)	(16)	(201)	(425)	7	(418)
Net income (loss)	(185)	(16)	(201)	(429)	7	(422)
Net income (loss) attributable to the parent company	(179)	(16)	(195)	(435)	7	(428)
Net income (loss) available to common stockholders	(203)	(16)	(219)	(456)	7	(449)

Income (loss) per share from continuing operations attributable to parent company stockholders:
Basic	$(2.01)	$(0.16)	$(2.17)	$(4.52)	$0.07	$(4.45)
Diluted	$(2.01)	$(0.16)	$(2.17)	$(4.52)	$0.07	$(4.45)

Net income (loss) per share attributabe to parent company stockholders:
Basic	$(2.01)	$(0.16)	$(2.17)	$(4.56)	$0.07	$(4.49)
Diluted	$(2.01)	$(0.16)	$(2.17)	$(4.56)	$0.07	$(4.49)
  Note: The “as reported” amounts for 2008 are presented after giving effect to the adjustments made to modify the reporting of noncontrolling interests.
     The impacts of this change on reported balances at December 31, 2008 and September 30, 2009 are as follows:

	2009			2008
		Difference			Adjustments
		Between	As Reported	As Reported	to Change	As Adjusted
	September 30,	LIFO and	September 30,	December 31,	from LIFO	December 31,
	2009 (LIFO)	FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Inventories	$681	$(2)	$679	$901	$14	$915
Total current assets	2,528	(2)	2,526	2,733	14	2,747
Total assets	5,264	(2)	5,262	5,593	14	5,607
Accumulated deficit	(923)	(2)	(925)	(720)	14	(706)
Total parent company stockholders’ equity	2,166	(2)	2,164	2,014	14	2,028
Total equity	2,265	(2)	2,263	2,121	14	2,135
Total liabilities and equity	5,264	(2)	5,262	5,593	14	5,607
  Note: The “as reported” amounts for 2008 are presented after giving effect to the adjustments made to modify the reporting of noncontrolling interests.

     The impacts of this change on operating cash flow for the nine months ended September 30, 2009 and the eight months ended September 30, 2008 are as follows:

	2009			2008
		Adjustments	As Reported	As Reported	Adjustments	As Adjusted
	Nine Months	to Change	Nine Months	Eight Months	to Change	Eight Months
	Ended	from	Ended	Ended	from	Ended
	September 30,	LIFO	September 30,	September 30,	LIFO	September 30,
	2009 (LIFO)	to FIFO	2009 (FIFO)	2008 (LIFO)	to FIFO	2008 (FIFO)
Net income (loss)	$(185)	$(16)	$(201)	$(429)	$7	$(422)
Amortization of inventory valuation				15	34	49
Change in working capital	33	16	49	(111)	(41)	(152)
Note: The “as reported” amounts for 2008 are presented after giving effect to the adjustments made to modify the reporting of noncontrolling interests.
     During the third quarter of 2009, we reduced inventory and charged cost of sales for $6 to correct an overstatement of inventory related to full absorption costing that arose in 2008. The $6 charge is not included in segment EBITDA, as full absorption adjustments are recorded at the corporate level. This adjustment was not considered material to the current period or the prior periods to which it related. The correction of full absorption costing also required the reclassification of $5 from cost of sales to selling, general and administrative expenses in each of the first two quarters of 2009. Year-to-date cost of sales has been reduced and selling, general and administrative expenses increased by $10 in the financial statements for the nine months ended September 30, 2009 to correct the classification of these costs. The impact on classification of costs in prior periods was not considered material.
Note 7. Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill — We test goodwill for impairment on an annual basis unless conditions arise that warrant an interim review. The annual impairment tests are performed as of October 31. In assessing the recoverability of goodwill estimates of fair value are based upon consideration of various valuation methodologies, including projected future cash flows and multiples of current earnings. If these estimates or related projections change in the future, we may be required to record goodwill impairment charges.
     During the second quarter of 2009, our assessment of the effects of the pace of the market recovery on our forecast for the remainder of the year and for future periods led us to conclude that the related reduction in cash flows projected for those periods comprised a triggering event. As a result, we evaluated our Off-Highway goodwill and indefinite-lived intangible assets of all of our segments to test for impairment using the fair value methodology described in Note 2 of the notes to our consolidated financial statements in our Form 8-K filed September 2, 2009 as modified by the fair value guidance discussed under “recently adopted accounting standards” in Note 1 above.
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
     No triggering events were identified in the third quarter of 2009. However, market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in future goodwill impairment. Our remaining goodwill relates to the Off-Highway segment and increased from $108 at December 31, 2008 to $113 at September 30, 2009 due to foreign currency translation.

Other Intangible Assets — Intangible assets include core technology, trademarks and trade names and customer relationships. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana®,
Spicer ® and others. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.
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
     Due to the second-quarter 2009 assessment of our forecasted results noted above, we performed impairment testing on our indefinite-lived intangible assets as of June 30, 2009 and determined that the fair value of trademarks and trade names had declined below the carrying value. These valuations resulted in impairments of $4 in our Commercial Vehicle segment and $2 in our Off-Highway segment in the second quarter of 2009 which we reported as impairment of intangible assets.
     We utilized an income approach, the relief from royalty method, for the valuation of the fair value of our trademarks and trade names. This approach is consistent with the fair value guidance discussed under “Recently Adopted Accounting Standards” in Note 1 above. Four trade names/trademarks are identified as intangible assets: Dana®, Spicer ®, Victor-Reinz® and Long®. The fair value of trademarks and trade names is included in the fair value disclosure in Note 15.
     The following table summarizes the components of other intangible assets at September 30, 2009:

	Weighted
	Average	Gross		Net
	Useful Life	Carrying	Accumulated	Carrying
	(years)	Amount	Amortization	Amount
Amortizable intangible assets:
Core technology	7	$99	$(26)	$73
Trademarks and trade names	17	4		4
Customer relationships	8	487	(120)	367
Non-amortizable intangible assets:
Trademarks and trade names		64		64

		$654	$(146)	$508

     The net carrying amounts of intangible assets attributable to each of our operating segments at September 30, 2009 were as follows: LVD — $24, Sealing — $40, Thermal — $19, Structures — $47, Commercial Vehicle — $202 and Off-Highway — $176.
     Amortization expense related to intangible assets was $22 and $64 for the three months and nine months ended September 30, 2009. Year-to-date amortization of core technology of $11 was charged to cost of sales and $53 of amortization of trademarks and trade names and customer relationships was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2009 and each of the next five years is as follows: remainder of 2009 — $19, 2010 — $74, 2011 — $72, 2012 — $72, 2013 — $72 and 2014 — $69. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

Long-lived Assets — Based on the second-quarter assessment of our forecasted results noted above, we evaluated our long-lived assets in each segment for impairment. We reviewed the recoverability of these assets by comparing the carrying amount of the assets to the projected undiscounted future net cash flows expected to be generated. These assessments supported the carrying values of the long-lived assets at the end of the second quarter of 2009; however, deterioration of market conditions or operational execution impacting any of the key assumptions underlying our estimated cash flows could result in future long-lived asset impairment.
Note 8. Capital Stock
Series A and Series B Preferred Stock — Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The payment of preferred dividends was suspended in November 2008 under the terms of our amended Term Facility and may resume when our total leverage ratio as of the end of the previous fiscal quarter is less than or equal to 3.25:1.00. See Note 14 for additional information on the amended Term Facility. Preferred dividends accrued but not paid at September 30, 2009 were $34.
Common Stock — At September 30, 2009, we had issued 134,198,885 shares of our common stock and we held less than $1 in treasury stock (34,577 shares at an average cost per share of $6.31).
     On September 29, 2009, we completed an underwritten offering of 34 million shares of common stock at $6.75 per share, generating proceeds of $217, net of underwriting commissions and related offering expenses (see Note 14). On October 5, 2009, we completed the sale of an additional 5 million shares, generating net proceeds of $33.
Note 9. Earnings Per Share
The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Weighted-average number of shares outstanding - basic	100.9	100.1	100.4	100.1	149.9
Employee compensation-related shares, including stock options					0.5

Weighted-average number of shares outstanding - diluted	100.9	100.1	100.4	100.1	150.4

     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury.
     In September 2009, we issued an additional 34 million shares in a common stock offering (see Note 14). The terms of our Series A and Series B convertible preferred stock allow for adjustments to the conversion price when dilution occurs (based on a formula set forth in our Restated Certificate of Incorporation). The preferred stock conversion price changed from $13.19 to $12.06 at September 30, 2009 as a result of the common stock issued in September 2009 and our preferred shares would have converted into approximately 65.5 million shares of common stock at September 30, 2009. The additional issuance of common stock in October 2009 lowered the preferred stock conversion price to $11.93 which would result in the conversion of our preferred shares into approximately 66.2 million shares of common stock.

     The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. CSEs, which are securities that may entitle the holder to obtain common stock, include outstanding stock options, restricted stock unit awards, performance share awards and preferred stock. When the average price of the common stock during the period exceeds the exercise price of a stock option, the options are considered potentially dilutive CSEs. To the extent these CSEs are anti-dilutive they are excluded from the calculation of diluted earnings per share. Also, when there is a loss from continuing operations, potentially dilutive shares are excluded from the computation of earnings per share as their effect would be anti-dilutive due to the loss.
     We excluded 4.1 million and 4.2 million of CSEs from the table above for the quarters ended September 30, 2009 and 2008 and we excluded 5.9 million and 2.0 million of CSEs for the nine months ended September 30, 2009 and eight months ended September 30, 2008 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 4.0 million, zero, 1.3 million and 0.1 million for these same periods due to the dilutive effect of the loss from continuing operations for these periods. Conversion of the preferred stock was also not included in the share count for diluted earnings per share due to the loss from continuing operations.
     The calculation of earnings per share is based on the following income (loss) attributable to the parent company stockholders:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Income (loss) from continuing operations	$(38)	$(255)	$(195)	$(424)	$715
Loss from discontinued operations		(1)		(4)	(6)

Net income (loss)	$(38)	$(256)	$(195)	$(428)	$709

      Earnings for income (loss) per share from continuing operations attributable to parent company stockholders and net income (loss) attributable to parent company stockholders include the charge for the preferred stock dividend requirement. Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.
Note 10. Incentive and Stock Compensation
     Our Board of Directors granted approximately 4.3 million stock options, 0.6 million stock appreciation rights (SARs) and 0.3 million restricted stock units (RSUs) during the first nine months of 2009 under the 2008 Omnibus Incentive Plan. The weighted-average exercise price and fair value at grant date per share of both the options and SARs issued during the period were $0.80 and $0.48. The weighted-average grant-date fair value per share of the RSUs was $1.32. The expected term was estimated using the simplified method as historical data was not sufficient to provide a reasonable estimate. Stock options related to 0.4 million shares were forfeited in the first nine months of 2009.

     We estimated fair values for options and SARs granted during the period using the following key assumptions as part of the Black-Scholes option pricing model:

Weighted-
Average of
Assumptions
Expected term (in years)	6.00
Risk-free interest rate	2.16%
Expected volatility	63.05%
     We recognized stock compensation expense of $4 and $2 for the three months ended September 30, 2009 and 2008 and recognized $8 and $4 during the nine months ended September 30, 2009 and eight months ended September 30, 2008 and no expense in the one month ended January 31, 2008. As of September 30, 2009, unearned compensation cost related to the unvested portion of all stock based awards granted was approximately $11 and is expected to be recognized over vesting periods averaging from 0.2 to 1.2 years.
Note 11. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.
     The components of net periodic benefit costs (credits) were as follows:

	Pension Benefits				Other Benefits
	Dana				Dana Non-U.S.
	Three Months Ended September 30,				Three Months Ended
	2009		2008		September 30,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2009	2008
Service cost	$-	$2	$-	$2	$-	$-
Interest cost	27	5	27	6	2	1
Expected return on plan assets	(29)	(3)	(33)	(3)

Net periodic benefit cost (credit)	(2)	4	(6)	5	2	1
Curtailment loss			2

Net periodic benefit cost (credit) after curtailment costs	$(2)	$4	$(4)	$5	$2	$1

     There were no net periodic other benefit costs in the U.S. for the three months ended September 30, 2009 and 2008. Our other postretirement benefit costs for all U.S. employees and retirees were eliminated at emergence.

	Pension Benefits
	Dana				Prior Dana
	Nine Months Ended		Eight Months Ended		One Month Ended
	September 30, 2009		September 30, 2008		January 31, 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$-	$5	$-	$6	$1	$1
Interest cost	82	14	73	17	9	2
Expected return on plan assets	(87)	(7)	(92)	(11)	(12)	(2)
Recognized net actuarial loss					2

Net periodic benefit cost (credit)	(5)	12	(19)	12		1
Curtailment loss			2
Settlement gain				(12)
Termination cost			7

Net periodic benefit cost (credit) after curtailments, settlements and termination costs	$(5)	$12	$(10)	$-	$-	$1

	Other Benefits
	Dana Non-U.S.		Prior Dana
	Nine	Eight
	Months	Months	One Month Ended
	Ended September 30,		January 31, 2008
	2009	2008	U.S.	Non-U.S.
Service cost	$-	$1	$-	$-
Interest cost	5	4	5	1
Amortization of prior service cost			(3)
Recognized net actuarial loss			3

Net periodic benefit cost	5	5	5	1
Curtailment gain	(1)		(61)

Net periodic benefit cost (credit) after curtailments	$4	$5	$(56)	$1

     There were no net periodic other benefit costs in the U.S. for the nine months ended September 30, 2009 and the eight months ended September 30, 2008. Our other postretirement benefit costs for all U.S. employees and retirees were eliminated at emergence.
     Our workforce reduction actions in the U.S. reached a level by the third quarter of 2009 that required a remeasurement of one of our pension plans. The remeasurement of the affected pension plan at August 31, 2009 reduced the reported fair value of plan assets, net, by $2 with a net charge to other comprehensive income (OCI) of $2. The related curtailment cost was less than $1 and was included in realignment charges.
     In the second quarter of 2009, we recorded less than $1 in pension curtailment gains related to our workforce reduction actions. The affected pension plans were remeasured at May 31, 2009. The remeasurement reduced the reported fair value of plan assets by less than $1 and increased the reported defined benefit obligations by $1 with a net charge to OCI of $1. As a result of the terminations, settlement actions reduced the benefit obligations by $4 and also reduced the fair value of plan assets by $4. We also recorded $1 in postretirement healthcare curtailment gains related to our workforce reduction actions. The affected plans were remeasured at May 31, 2009. The remeasurement increased the postretirement healthcare obligation by $4 with a charge to OCI of $4.
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
     In 2008, employee acceptances of early retirement incentives in the U.S. generated pension plan special termination costs of $7 in the second quarter which were included in realignment charges as well as curtailment losses of $2 which were charged against OCI. Similar incentives in the U.S. generated curtailment losses of $2 in the third quarter which were included in realignment charges. The affected pension plans were remeasured at June 30, 2008 and again at August 31, 2008. The remeasurement at June 30, 2008 increased net assets by $3 and reduced the net defined benefit obligations by $32 with a credit to OCI of $35. The remeasurement at August 31, 2008 increased net assets by $2 and increased the net defined benefit obligations by $72 with a charge to OCI for $70.

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
     The components of our total comprehensive income (loss) were as follows:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
Parent company:	2009	2008	2009	2008	2008

Net income (loss) attributable to parent company	$(38)	$(256)	$(195)	$(428)	$709
Other comprehensive income (loss):
Currency translation	54	(185)	110	(108)	3
Postretirement healthcare plan amendments					278
Immediate recognition of prior service credit due to curtailment					(61)
Pension plan settlements				(9)
Pension plan curtailments				(2)
Benefit plan actuarial loss, net	(2)	(68)	(17)	(20)	(140)
Reclassification to net income (loss) of benefit plan amortization					2
Income tax provision	(14)	26	(23)
Unrealized investment gains (losses) and other	42	(10)	61	(23)	(6)

Total other comprehensive income (loss)	80	(237)	131	(162)	76

Comprehensive income (loss) attributable to the parent company	$42	$(493)	$(64)	$(590)	$785

Noncontrolling interests:
Noncontrolling interest net income (loss)	$-	$1	$(6)	$6	$2
Other comprehensive income (loss):
Currency translation	2	(5)	3	(4)	(21)
Other					3

Total other comprehensive income (loss)	2	(5)	3	(4)	(18)

Noncontrolling interest comprehensive income (loss)	$2	$(4)	$(3)	$2	$(16)

Total	$44	$(497)	$(67)	$(588)	$769

     The reported OCI for the nine months ended September 30, 2009 included $66 attributable to our U.S. operations, before considering the effect of income taxes, primarily as a result of unrealized investment gains. As a result of reporting pre-tax income in OCI and a pre-tax loss from continuing operations, we charged tax expense of $23 to OCI during the first nine months of 2009 to recognize the income tax expense associated with the components of OCI. An income tax benefit of $18 was recorded in continuing operations to recognize the portion of the $23 earned through September 30, 2009 even though valuation allowances have been established against deferred tax assets. See Note 19 for a more detailed explanation of the accounting for income taxes.
     The reported OCI for the eight months ended September 30, 2008 attributable to our U.S. operations was a loss before considering the effect of income taxes. The same accounting provision explained in the preceding paragraph increased OCI for the three months ended September 30, 2008 as the $26 of income tax charged in the second quarter of 2008 was reversed, resulting in no impact for the eight months ended September 30, 2008.
     The following table reconciles the beginning and ending balances of equity between Dana equity and noncontrolling interest equity for the periods ended September 30, 2009 and 2008, after adjusting the 2008 amounts to record the change from the LIFO to FIFO method of accounting for inventories (see Note 6).

	Dana	Noncontrolling	Total
	Equity	Interests	Equity
Balance, December 31, 2007	$(782)	$95	$(687)
Comprehensive income (loss)	785	(16)	769
Dividends paid		(1)	(1)
Stock issued	3,039		3,039
Fresh start adjustments	(3)	34	31

Balance, January 31, 2008	3,039	112	3,151
Comprehensive income (loss)	(590)	2	(588)
Preferred stock dividends	(21)		(21)
Employee emergence bonus	46		46
Stock compensation	5		5
Additional investment		2	2
Dividends paid		(6)	(6)

Balance, September 30, 2008	$2,479	$110	$2,589

Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive loss	(64)	(3)	(67)
Preferred stock dividends	(24)		(24)
Share issuance	217		217
Stock compensation	7		7
Dividends paid		(5)	(5)

Balance, September 30, 2009	$2,164	$99	$2,263

Note 13. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$400	$310	$710
Cash and cash equivalents held as deposits	10	20	30
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	73	74

Balance at September 30, 2009	$411	$403	$814

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
Note 14. Liquidity and Financing Agreements
Liquidity
Common Stock Offering and Debt Reduction — In September 2009, we completed a common stock offering for 34 million shares at a price per share of $6.75, generating net proceeds of $217. The provisions of our term facility required that a minimum of 50% of the net proceeds of the equity offering be used to repay outstanding principal of our term loan. As a result of previous debt repurchases, approximately 10% of the outstanding principal amount of the term loan is held by a wholly-owned non-U.S. subsidiary of Dana. Accordingly, $11 of the $109 term loan repayment made to the lenders was received by this wholly-owned non-U.S. subsidiary and $98 was used to repay outstanding principal of our term loan held by third parties.
     The September 2009 equity offering provided the underwriters with an over-allotment option to purchase an additional 5 million shares. The purchase of these additional shares was completed on October 5, 2009, generating net proceeds of $33. Of these proceeds, $15 was used to repay third party debt principal.
     Additional debt reduction occurred in August 2009 when the wholly-owned non-U.S. subsidiary of Dana paid $12 to repurchase $15 of principal outstanding under our term facility.
Risks and Uncertainties — There continue to be numerous risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.

     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions. Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements. The previous uncertainty surrounding the potential effects associated with Chapter 11 filings by Chrysler and GM has dissipated. Both companies entered Chapter 11 during the second quarter of 2009, and have subsequently emerged as new companies. In connection with their emergence, contracts for substantially all of our significant programs were assumed by the new companies, and we received full consideration from them of all amounts due. We were in compliance with our debt covenants at September 30, 2009, and based on our current forecast assumptions, we expect to be able to satisfy our debt covenants during the next twelve months. As indicated in the “Trends in Our Markets” section in Item 2 below, we are beginning to see signs of stabilization and improvements in certain markets, thereby reducing the risk associated with further reductions to sales.
Financing Agreements
Exit Financing — As of September 30, 2009, we had gross borrowings of $1,021 and unamortized original issue discount (OID) of $62 under the amended Term Facility, no borrowings under the Revolving Facility and we had utilized $185 for letters of credit. During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender. If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%. Based on borrowing base collateral of $363 at September 30, 2009, there was potential availability at that date under the Revolving Facility of $178 after deducting the outstanding letters of credit and assuming no reduction in availability for the defaulting lender.
     In connection with our debt reduction actions in the third quarter of 2009, we recorded a net loss on extinguishment of debt of $8 including the premium of $1 on the prepayment of debt in connection with the equity offering. This charge was partially offset by $3 of gain on the August 2009 repurchase of $15 of term loan debt. The net $5 loss on extinguishment of debt is included in other income, net in the third quarter of 2009. We also charged $3 of deferred financing costs to interest expense in connection with the reduction in debt.
     During the second quarter of 2009, we used cash of $77 to reduce the principal amount of our term loan by $125, primarily through market purchases. This activity, after considering $8 of related OID, resulted in a $40 gain on extinguishment of debt, which is included in other income, net. Debt issuance costs of $3 were written off as a charge to interest expense during the second quarter of 2009.
Interest Rate Agreements — Interest on the amended Term Facility accrues at variable interest rates. Under the amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the amended Term Facility until January 2011. The fair value of these contracts, which cap our interest rate at 10.25% on $704 of debt, was $1 as of September 30, 2009.
European Receivables Loan Facility — At September 30, 2009, there were no borrowings under this facility. The $117 of accounts receivable available as collateral under the program at September 30, 2009 would have supported $46 of borrowings at that date.
Covenant Restriction — While we had borrowing availability of $224 at September 30, 2009, our additional borrowing capacity under the Revolving Facility and our other credit facilities was limited to $136 based on our financial covenants. Our future borrowing capacity may continue to be constrained by the covenants in our debt agreement.

General Motors (GM) Supplier Financing Program – During the second quarter of 2009, we elected to mitigate our GM accounts receivable exposure by participating in the Automotive Supplier Support Program. GM Supplier Receivables LLC (GMSR), a newly created subsidiary of GM, began to purchase GM receivables from approved GM suppliers in May. The obligations of GMSR related to these purchases are guaranteed by the U.S. Department of the Treasury. As of June 30, 2009, we were owed $11 for the receivables sold to GMSR. Because these sales of receivables did not satisfy the technical requirements for sales of financial assets, we were required to retain the GM receivables, record the $11 receivable from GMSR and recognize a liability shown on our June 30, 2009 balance sheet as financial obligation related to GM supplier program. In the third quarter of 2009, we collected this receivable, discontinued our participation in this program and eliminated the receivable from GMSR and the corresponding financing obligation.
Note 15. Fair Value Measurements
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.
     As of September 30, 2009 and December 31, 2008, our assets and liabilities that are carried at fair value on a recurring and a non-recurring basis include the following:

	Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
September 30, 2009:	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Trademarks and trade names	$64	$-	$-	64
Notes receivable	88			88
Interest rate caps	1	1
Currency forward contracts	1		1

Total assets	$154	$1	$1	$152

Liabilities:
Currency forward contracts	$10	$-	$10	$-

Total liabilities	$10	$-	$10	$-

December 31, 2008:
Assets:
Trademarks and trade names	$72	$-	$-	$72
Notes receivable	20			20
Currency forward contracts	8		8

Total assets	$100	$-	$8	$92

Liabilities:
Currency forward contracts	$6	$-	$6	$-

Total liabilities	$6	$-	$6	$-

          The fair value of interest rate caps which are measured using Level 1 inputs was less than $1 at December 31, 2008.

     Trademarks and trade names are included in the table above since they were measured at fair value in the second quarter of 2009. These intangibles are measured at fair value on a non-recurring basis if conditions arise that warrant a review and impairment is indicated (see Note 7).
     The change in fair value using Level 3 inputs of the notes receivable can be summarized as follows:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
Notes receivable	2009	2008	2009	2008	2008

Beginning of period	$45	$53	$20	$62	$67
Accretion of value (interest income)	3	2	8	6	1
Unrealized gain (loss) (OCI)	40	(10)	60	(23)	(6)

End of period	$88	$45	$88	$45	$62

     Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004. Its carrying amount is adjusted each quarter based on the market value of publicly traded debt of the operating subsidiary of the obligor. We intend to hold this security until it recovers its contractual value, which could be at its scheduled maturity, and we believe that all contractual payments related to this note will be received. Net changes in the values of the other notes receivable are less than $1.
Note 16. Risk Management and Derivatives
     The total notional amount of outstanding foreign currency derivatives as of September 30, 2009 was $43, which is primarily comprised of forward exchange contracts denominated in euros, British pounds and Australian dollars.
     The fair values of derivative instruments included within the consolidated balance sheet as of September 30, 2009 are $1 of receivables under forward contracts reported as part of other current assets and $10 of payables under forward contacts reported in other accrued liabilities. These derivatives are not designated as hedging instruments. Changes in the fair value of these instruments and any gain or loss realized are reported in other income, net or cost of sales for materials purchases (see Note 15).
     Hedges of product costs are recorded in cost of sales when the underlying transaction affects net income. No amounts were designated as hedges during the nine months ended September 30, 2009. We also carry an interest rate cap on a notional value of $704 of our long-term debt. The fair value of this derivative at September 30, 2009 was $1.
Note 17. Commitments and Contingencies
Class Action Lawsuit and Derivative Actions — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio, naming our former Chief Executive Officer, Michael J. Burns, and former Chief Financial Officer, Robert C. Richter, as defendants. In a consolidated complaint filed in August 2006, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded at various times between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. On November 19, 2008, following briefing and oral argument on the lead plaintiffs’ appeal, the Sixth Circuit vacated the District Court’s judgment of dismissal on the ground that the decision on which it was based misstated the applicable pleading standard. On August 29, 2009, the District Court entered an amended order granting defendants’ renewed motion to dismiss the consolidated complaint and entered a judgment closing the case. On September 23, 2009, lead plaintiffs filed a notice of appeal of the amended order and the judgment entry.

SEC Investigation — In September 2005, we reported that management was investigating accounting matters arising out of incorrect entries related to a customer agreement in our Commercial Vehicle operations, and that the Prior Dana Audit Committee had engaged outside counsel to conduct an independent investigation of these matters as well. Outside counsel informed the SEC of the investigation, which ended in December 2005, the same month that we filed restated financial statements for the first two quarters of 2005 and the years 2002 through 2004. In January 2006, we learned that the SEC had initiated a formal investigation in November 2005 with respect to matters related to our restatements. The SEC’s investigation was a non-public, fact-finding inquiry to determine whether any violations of the law had occurred.
     We reached a settlement with the SEC in September 2009, bringing this investigation to a close. No fines or penalties were imposed on Dana. In consenting to a cease and desist order, Dana, as successor registrant to Prior Dana, agreed to comply with various provisions of the federal securities laws. As described in our previous SEC filings, the deficient internal controls were remediated in 2007 and periodic reviews have confirmed the effectiveness of the remedial actions taken to insure proper control.
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
Asbestos Personal Injury Liabilities — We had approximately 31,000 active pending asbestos personal injury liability claims at September 30, 2009 and at December 31, 2008. In addition, approximately 12,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $114 for indemnity and defense costs for settled, pending and future claims at September 30, 2009, compared to $124 at December 31, 2008. We use a fifteen year time horizon for our estimate of this liability.
     In the second quarter of 2009, based on the volume of asbestos claims filed subsequent to our emergence from Chapter 11, we reevaluated our estimated liability. We revised our estimates of claims expected to be compensated in the future, which reduced our estimated obligation for asbestos personal injury claims by $12 and the related insurance recoverable by $6. We recorded the net benefit of $6 in selling, general and administrative expense in the second quarter of 2009.
     At September 30, 2009, we had recorded $57 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims. The recorded asset reflects our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

Other Product Liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2009, compared to $2 at December 31, 2008, with no recovery expected from third parties at either date. The decline in 2009 results from a reduction in the volume of active claims. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental Liabilities — Accrued environmental liabilities at September 30, 2009 were $16, compared to $18 at December 31, 2008. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.
     During the second quarter of 2009, we reached agreements with certain of our insurers related primarily to their coverage of previously settled environmental claims. We recorded the aggregate recovery of $12 in other receivables and reduced cost of sales in the consolidated statement of operations. As agreed, we have collected $10 of this receivable as of September 30, 2009.
Other Liabilities Related to Asbestos Claims — After the Center for Claims Resolution (CCR) discontinued negotiating shared settlements for asbestos claims for its member companies in 2001, some former CCR members defaulted on the payment of their shares of some settlements and some settling claimants sought payment of the unpaid shares from other members of the CCR at the time of the settlements, including from us. We have been working with the CCR, other former CCR members, our insurers and the claimants over a period of several years in an effort to resolve these issues. Through September 30, 2009, we had collected the entire $47 paid to claimants with respect to these claims. Efforts to recover additional CCR-related payments from surety bonds and other claims are continuing. Additional recoveries are not assured and accordingly have not been recorded at September 30, 2009.
Note 18. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle the claim. Adjustments are made as new information becomes available.
     Changes in our warranty liabilities are summarized below:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Balance, beginning of period	$83	$103	$100	$93	$92
Amounts accrued for current period	9	19	22	52	4
Adjustments of prior accrual	3	1	(2)	5
Settlements of warranty claims	(15)	(19)	(41)	(48)	(3)
Foreign currency translation and other	1	(4)	2	(2)

Balance, end of period	$81	$100	$81	$100	$93

     During the second quarter of 2009, we reached agreement with a customer allowing for our recovery of $6 of warranty claims previously paid to the customer. The $6 recovery is reported in the table as a reduction of both the adjustments of prior accrual and settlements of warranty claims.

     We have been notified by two of our larger customers that quality issues allegedly relating to products supplied by us could result in warranty claims. We are engaged in discussions with both Toyota Motor Corporation and a tier one supplier to the Volkswagen Group regarding the technical aspects of the root causes of the vehicle performance issues. Based on the information currently available to us, we do not believe that either of these matters will result in a material liability to Dana.
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
     Prior to considering the effect of income taxes, our operations in the U.S. reported OCI of $66 for the nine months ended September 30, 2009 as a result of the recovery in value of our notes receivable. The exception described in the preceding paragraph resulted in a third-quarter 2009 charge of $14 and a 2009 year-to-date charge of $23 to OCI. An offsetting tax benefit was attributed to continuing operations for the three months and nine months ended September 30, 2009. The benefit recorded in continuing operations for the three months and nine months ended September 30, 2009 was limited to $14 and $18 due to interperiod tax allocation rules, leaving a liability of $5 in current liabilities at September 30, 2009. The amount to be recognized in the remainder of 2009 will be determined primarily by the amount of OCI reported by our operations in the U.S.
     We provide for U.S. Federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations. During the first nine months of 2009, we continued to modify our forecast for future repatriations due to the current market conditions. Accordingly, we adjusted the future income and non-U.S. withholding tax liabilities for these repatriations and recognized an expense of $1 and a benefit $18, net of valuation allowances, for the three months and nine months ended September 30, 2009.
     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense of $2 and $6 was recognized in income tax expense for the three months and nine months ended September 30, 2009.
     With the exception of the offset to the OCI tax expense credited to the current deferred tax provision in continuing operations, we have not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no additional income tax benefit recognized on the pre-tax losses from continuing operations in these jurisdictions as valuation allowances are established offsetting the associated tax benefit.
     In July 2009, we finalized an agreement with the U.S. Internal Revenue Service confirming our treatment of $733 paid to fund two VEBAs for certain union employee benefits as a deductible cost in the 2008 post-emergence period.

     Income tax expense (benefit) was ($9) and $24 for the three months ended September 30, 2009 and 2008, ($39) for the nine months ended September 30, 2009 and $255 ($199 for January and $56 for February through September) for the nine months ended September 30, 2008. The income tax rate varies from the U.S. Federal statutory rate of 35% primarily due to the non-U.S. withholding taxes discussed above and valuation allowances relating to those countries where a benefit cannot be recognized. In addition, the income tax rate for the 2008 periods differs due to the effects of emerging from Chapter 11, fresh start accounting and impairment of goodwill.
Note 20. Other Income, Net
     Other income, net included:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Interest income	$6	$11	$18	$36	$4
Gain (loss) on extinguishment of debt	(5)		35
Contract cancellation income			17
Government grants	5	4	13	11	1
Foreign exchange gain (loss)	3	(7)	9	4	3
Other, net	1	(6)	8	3

Other income, net	$10	$2	$100	$54	$8

     As discussed in Note 14 above, the net gain (loss) on extinguishment of debt resulted from the repurchase and repayment of Term Facility debt in the three months and nine months ended September 30, 2009.
     Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.
     Dana and its subsidiaries enter into foreign exchange forward contracts to hedge currency exposure on certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. At September 30, 2009, these foreign exchange contracts had a total notional amount of $23. These contracts are marked to market, with the gain or loss recorded in cost of sales for material purchase transactions and in other income, net for intercompany accounts.
     The contract cancellation income of $17 for the nine months ended September 30, 2009 represents recoveries in connection with early cancellation of certain customer programs during the first six months of 2009.
     Other Recoveries — During the second quarter of 2009, we agreed on remuneration for early termination of a customer program in mid-2010. Since this program is continuing in full production through mid-2010 the remuneration received for early cancellation is being reported in sales. Program cancellation income of $5 was recognized as revenue in the second quarter with an additional $6 deferred over the duration of the program. Revenue of $2 was recognized during the third quarter of 2009 leaving $4 deferred at September 30, 2009.

Note 21. Segments
     The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.”
     We manage our operations globally through six operating segments: LVD, Sealing, Thermal, Structures, Commercial Vehicle and Off-Highway. The Light Axle and Driveshaft segments reported in 2008 were generally combined in line with our internal management structure into the LVD segment and certain operations of those segments were moved into the Commercial Vehicle and Off-Highway segments in the first quarter of 2009. The amounts reported for the first nine months of 2008 have been retrospectively adjusted for these changes.
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
     Prior to 2009, the costs of corporate administrative services, shared service centers, trailing liabilities of closed operations and other non-administrative activities were not allocated to the operating segments. In the first quarter of 2009, we began to allocate the costs of corporate administrative services other than executive activities and shared service centers to our segments based on segment sales, operating assets and headcount. We do not allocate trailing costs of previously divested businesses and other non-administrative costs that are not directly attributable to the operating segments.
     In the first quarter of 2009, we revised the definition of segment EBITDA to include all components of the consolidated EBITDA calculation. The corporate costs allocated to the operating segments were $28 and $84 for the three months and nine months ended September 30, 2009 and were $30, $80 and $10 for the three months and eight months ended September 30, 2008 and the one month ended January 31, 2008. The 2008 segment results presented below have been adjusted to conform to the 2009 presentation.
     Segment EBITDA is now more closely aligned with the performance measurements in our debt covenants. EBITDA, as defined for both internal performance measurement and debt covenant compliance, excludes equity in earnings of affiliates, noncontrolling interest net income, realignment charges (capped at $100 in 2009 for cash charges), reorganization items and certain nonrecurring and unusual items such as gain on extinguishment of debt, asset impairment, amortization of the fresh start inventory step-up and divestiture gains and losses.

     We used the following information to evaluate our operating segments:

	Dana
	Three Months Ended September 30,
	2009			2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$547	$26	$46	$671	$48	$20
Sealing	140	3	11	175	5	14
Thermal	45	1	3	60	1	(2)
Structures	157	3	11	192	3	5
Commercial Vehicle	256	10	26	405	13	7
Off-Highway	184	6	11	424	11	17
Eliminations and other		(49)		2	(81)

Total	$1,329	$-	$108	$1,929	$-	$61

	Dana
	Nine Months Ended
	September 30, 2009
		Inter-
	External	Segment	Segment
	Sales	Sales	EBITDA
LVD	$1,426	$76	$79
Sealing	377	7	11
Thermal	126	4	3
Structures	403	7	20
Commercial Vehicle	763	27	53
Off-Highway	640	20	27
Eliminations		(141)

Total	$3,735	$-	$193

	Dana			Prior Dana
	Eight Months Ended			One Month Ended
	September 30, 2008			January 31, 2008
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$2,095	$126	$96	$281	$15	$10
Sealing	507	14	50	64	1	6
Thermal	189	4	4	28		3
Structures	627	9	45	90	1	4
Commercial Vehicle	1,121	36	47	130	6	6
Off-Highway	1,279	33	92	157	4	14
Eliminations and other	5	(222)		1	(27)

Total	$5,823	$-	$334	$751	$-	$43

     The following table reconciles segment EBITDA to the consolidated income (loss) from continuing operations before income taxes:

	Dana				Prior Dana
			Nine Months	Eight Months	One Month
	Three Months Ended		Ended	Ended	Ended
	September 30,		September 30,	September 30,	January 31,
	2009	2008	2009	2008	2008
Segment EBITDA	$108	$61	$193	$334	$43
Shared services and administrative	(5)	(6)	(15)	(16)	(3)
Other income (expense) not in segments	(2)	(5)	30	(8)	(2)
Foreign exchange not in segments		(3)	3	(3)
Depreciation	(79)	(74)	(231)	(194)	(23)
Amortization of intangibles	(22)	(22)	(64)	(60)
Amortization of fresh start inventory step-up				(49)
Realignment	(14)	(16)	(93)	(61)	(12)
DCC EBIT				(2)
Impairment of goodwill		(105)		(180)
Impairment of other assets		(3)	(6)	(10)
Reorganization items, net		(1)	2	(22)	(98)
Gain on extinguishment of debt	(5)		35
Strategic transaction expenses	(2)	(4)	(4)	(7)
Loss on sale of assets, net	(1)	(5)	(2)	(7)
Stock compensation expense	(3)	(1)	(7)	(4)
Foreign exchange on intercompany loans and market value adjustments on hedges	6	(7)	11		4
Interest expense	(36)	(37)	(108)	(99)	(8)
Interest income	6	11	18	36	4
Fresh start accounting adjustments					1,009

Income (loss) from continuing operations before income taxes	$(49)	$(217)	$(238)	$(352)	$914

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)
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
Management Overview
     Dana Holding Corporation (Dana) is a world leader in the supply of axles; driveshafts; and structural, sealing and thermal-management products; as well as genuine service parts. Our customer base includes virtually every major vehicle manufacturer in the global automotive, commercial vehicle, and off-highway markets. Headquartered in Maumee, Ohio, Dana was incorporated in Delaware in 2007. As of September 30, 2009, we employed approximately 23,000 people and owned or leased 110 major facilities in 26 countries around the world.

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
Recent Developments
     In December 2008, we had received a letter of non-compliance from the New York Stock Exchange (NYSE) notifying us that we had fallen below both the minimum share price and market capitalization requirements for continued listing on the exchange. In October 2009, we received notice from the NYSE informing us that we had achieved full compliance with all NYSE quantitative listing standards.
     On September 29, 2009, we completed an underwritten offering of 34 million shares of common stock at $6.75 per share for proceeds of $217, net of underwriting commissions and related offering expenses. The equity offering also provided the underwriters with an over-allotment option to purchase an additional 5 million shares. That purchase was completed on October 5, 2009, generating net proceeds of $33. We used $98 of the September proceeds and $15 of the October proceeds to repay third party debt principal. These offerings significantly improved our liquidity as discussed below in “Liquidity.”
Business Strategy
     Dana supplies driveshafts, axles, transmissions, structures and engine components to customers in the automotive, commercial vehicle and off-highway markets. We continue to evaluate the strategy for each of these operating segments. These evaluations include a close analysis of both strategic options and growth opportunities. Material advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications currently in demand. While our North American automotive driveline operations continue to improve, becoming more competitive through consolidation or internal restructuring, we see significant growth opportunities in our non-automotive driveline businesses, particularly outside North America.
     Since the second half of 2008, we have faced challenges related to declining production levels. To address these challenges, we have a comprehensive strategy in place that includes developing and implementing common global metrics and operational standards. Through our Operational Excellence program, we are evaluating all operations, seeking opportunities to reduce costs while improving quality and productivity. Driving our cost structure down and improving our manufacturing efficiency will be critical to our future success as lower production levels will continue to be a major challenge affecting our business. During 2008, we also worked closely with our major customers to implement pricing arrangements that provide adjustment mechanisms based on steel price movements, thereby positioning us to better mitigate the effects of increased steel prices in the future.
Segments
     We manage our operations globally through six operating segments. Our products in the automotive market primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars. The operating segments in the automotive markets are: Light Vehicle Driveline (LVD), Structures, Sealing and Thermal. As of January 1, 2009, the Light Axle and Driveshaft segments were combined in line with our new management structure into the LVD segment with certain operations from these former segments moving to our Commercial Vehicle and Off-Highway segments.

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
Trends in Our Markets
Light Vehicle Markets
Rest of the World — Outside of North America, overall global economic weakness is impacting light vehicle production, just as it has in North America. Light vehicle production outside of North America during the three months ended September 30, 2009, was about 7% lower than the same period of 2008. Third-quarter production levels were down about 14% in Europe and around 9% in South America, with Asia Pacific being down only 1%. In the third quarter of 2009, year-over-year production declines in each region were less than the quarterly declines experienced during the first and second quarters of this year, an indication of stabilizing global markets. (Source: Global Insight).
     For the nine months ended September 30, 2009, production levels outside North America were down about 19% from the comparable 2008 period. Since the mid-year 2009 forecast, expected production levels for the remainder of 2009 have strengthened somewhat in South America and Asia Pacific, while European production levels have weakened slightly. While the mid-year 2009 forecast for full-year 2009 vehicle production outside of North America was projected to be around 41 to 46 million units, current forecasts indicate that unit production will be between 45 and 48 million units, which compares to 2008 global light vehicle production, excluding North America, of about 55 million units. The strengthening full-year forecast for markets outside of North America is a further indication of stabilizing, if not improving, markets for the remainder of the year. (Source: Global Insight and CSM Worldwide).
North America — North American light vehicle production levels were about 20% lower in the three-month period ended September 30, 2009 and about 40% lower for the nine months ended September 30, 2009 as compared to the same periods of 2008. In our key light truck segment, third-quarter 2009 production was up more than 30% from the production levels in the first two quarters of this year. Consequently, production in the light truck segment during the third quarter was down only 9% against the third quarter of last year, a noticeable improvement from production levels in the first half of this year that were about 50% lower than 2008. Light vehicle sales during the first nine months of 2009 were down about 25% from the comparable period of 2008. However, 2009 third-quarter sales were only about 10% lower than the same period last year and up considerably from sales levels during the first two quarters of this year. The improving sales and production levels during the third quarter reflect apparent stabilizing and improving market conditions for the remainder of this year and into 2010. (Source: Ward’s Automotive).
     With the significant cutback in production levels during the first nine months of 2009, North American light vehicle industry inventory levels improved from the end of 2008. The days supply of total light vehicles in North America was 56 at September 30, 2009, down from 63 at June 30, 2009 and 93 at the end of 2008. Light truck inventory was 59 days at September 30, 2009, down from 62 days at June 30, 2009 and 86 days at December 31, 2008. With the reduction in inventory levels that has occurred, near-term production levels are likely to be driven more directly by vehicle sales. (Source: Ward’s Automotive).
     While the overall economic environment continues to be somewhat fragile, we are seeing stabilized and improving conditions in our key markets as a result of production level and inventory corrections earlier this year and somewhat stronger vehicle sales levels this past quarter. We are currently projecting North American light vehicle production for 2009 to be in the range of 8.3 to 8.4 million units, compared with our mid-year expectation of 8.0 to 8.7 million units and down from about 12.7 million units produced in 2008.

Rapid Technology Changes
     On May 19, 2009, the U.S. government announced plans for a new national fuel economy policy. The program, which still requires U.S. Congressional approval, covers model years 2012-2016 and would increase Corporate Average Fuel Economy (CAFE) standards by five percent each year through 2016. The proposal requires that passenger vehicles achieve an industry standard of 35.5 miles per gallon, an average increase of eight miles per gallon per vehicle. While providing the regulatory certainty and predictability of nationwide standards versus previously proposed state-by-state standards, this change will require a rapid response by automakers. It also represents an opportunity for suppliers that are able to produce highly engineered products that will help OEMs quickly meet these stricter carbon-emission and fuel-economy requirements.
     The National Academy of Sciences estimates that fuel economy could be increased by 50 percent without sacrificing vehicle size, performance, or safety. Midsize cars could average 41 miles per gallon and large pickups nearly 30 miles per gallon, all using existing technology to develop new components and applications. Suppliers such as Dana that are able to provide these new components and applications will fare best in this new environment. Our materials and process competencies and product enhancements can provide OEMs with needed vehicle weight reduction, friction management and improved engine performance, assisting them in their efforts to meet the new and more stringent CAFE requirements.
Commercial Vehicle Markets
Rest of the World — Outside of North America, commercial vehicle medium- and heavy-duty production have now been fully impacted by the global economic weakness. After increasing to about 2.3 million units in 2008, commercial vehicle production levels outside North America for 2009 are expected to decline to around 1.5 to 1.6 million units. (Source: Global Insight and ACT).
North America — Developments in this region have a significant impact on our results as North America accounts for approximately 70% of our sales in the commercial vehicle market. Production of heavy-duty (Class 8) vehicles during the third quarter of 2009 of approximately 29,000 units compares to 50,000 units produced in the third quarter of 2008, a decline of 42%. In the medium-duty (Class 5-7) market, third-quarter 2009 production of around 26,000 units was down 21% from last year’s third-quarter production of 33,000 units. Nine-month production of Class 8 vehicles in 2009 is down 47% from the comparable period in 2008, with Class 5-7 vehicles being down 42%. The commercial vehicle market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, as customers are being cautious about new vehicle purchases. We’ve begun to see signs of improving market conditions with new truck orders picking up in recent months. Our mid-year forecast had full-year 2009 Class 8 production projected to be in the range of 104,000 to 121,000 units. Our current forecast for full-year 2009 production is in the range of 114,000 to 117,000 units compared to full-year 2008 production of 196,000 units. In the Class 5-7 segment, our production expectations have remained comparable to our mid-year forecast, as we currently expect production of around 95,000 to 100,000 units, down from full-year production of 157,000 units in 2008. (Source: Global Insight and ACT).
Off-Highway Markets
     Our off-highway business has become an increasingly more significant component of our total operations over the past few years. Unlike our on-highway businesses, our off-highway business is largely outside of North America, with more than 70% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. After being relatively strong through the first half of 2008, customer demand in these markets began softening during the latter part of 2008. During 2009, the adverse effects of a weaker global economy began to more significantly impact demand levels in these markets. While seeing improving conditions in our other markets, we expect these markets to continue to be soft for the remainder of the year before strengthening some in 2010. Our current expectations are unchanged from mid-year, with demand in the construction market down 70% to 75% compared to 2008 and demand in the agricultural market down 35% to 40%.

Sales and Earnings Outlook
     With the lower level of sales this year, we focused on aggressively right sizing our cost structure and continuing to pursue increased pricing from customers where programs warrant. On the cost front, we reduced the work force during 2008 by about 6,000 people and in the first nine months of this year we reduced our workforce by another 6,000 people. Additional reductions are expected during the remainder of 2009 as we complete certain restructuring actions and continue to identify opportunities to reduce our costs. See Note 5 of the notes to our consolidated financial statements in Item 1 of Part I for additional discussion relating to our realignment initiatives.
     We also completed several pricing and material recovery initiatives during the latter part of 2008 and into 2009 that will continue to benefit margins, albeit on lower sales volume. At our current forecast level for sales, we estimate that material recovery and other pricing actions already finalized will add more than $200 to gross margin in 2009. Our cost reduction, pricing and other actions have mitigated a significant portion of the margin reduction attributable to lower production levels.
     For the remainder of this year and into 2010, we see overall stabilization and improving developments in certain of our markets. Further, we’re realizing the benefits from our cost reduction and pricing initiatives implemented the past year, a significant portion of the cost savings were structural in nature and are expected to be sustained even as sales increase.
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
Results of Operations — Summary (Third Quarter 2009 versus Third Quarter 2008)

	Dana
	Three Months Ended September 30,		Increase
	2009	2008	(Decrease)
Net sales	$1,329	$1,929	$(600)
Cost of sales (1)	1,247	1,881	(634)

Gross margin (1)	82	48	34
Selling, general and administrative expenses	73	87	(14)
Amortization of intangibles	18	18
Realignment charges, net	14	16	(2)
Impairment of goodwill		105	(105)
Impairment of intangible assets		3	(3)
Other income, net	10	2	8

Loss from continuing operations before interest, reorganization items and income taxes (1)	(13)	(179)	166

Loss from continuing operations (1)	$(38)	$(254)	$216

Loss from discontinued operations	$-	$(1)	$1

Net loss attributable to the parent company (1)	$(38)	$(256)	$218

(1)	In 2009, we changed our method of accounting for inventories from LIFO to FIFO and retroactively applied this costing from the date of our emergence from Chapter 11. The effect of this change on the 2008 results above was a reduction of $15 in cost of sales and additional earnings of $15 in gross margin; loss from continuing operations before interest, reorganization items and income taxes; loss from continuing operations and net loss attributable to the parent company.

Results of Operations (Third Quarter 2009 versus Third Quarter 2008)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show changes in our sales by geographic region and by segment for the three months ended September 30, 2009 and 2008. Certain reclassifications were made to conform 2008 to the 2009 presentation.
Geographical Sales Analysis

	Dana			Amount of Change Due To
	Three Months Ended September 30,		Increase/	Currency	Organic
	2009	2008	(Decrease)	Effects	Change
North America	$676	$865	$(189)	$(6)	$(183)
Europe	276	560	(284)	(16)	(268)
South America	216	310	(94)	(25)	(69)
Asia Pacific	161	194	(33)	(4)	(29)

Total	$1,329	$1,929	$(600)	$(51)	$(549)

     Sales in the third quarter of 2009 were 31% lower than in the corresponding period of 2008. Currency movements reduced sales 3% as a number of currencies in our international markets weakened against the U.S. dollar. Exclusive of currency, sales decreased 28%, primarily due to lower production levels in each of our markets. Partially offsetting the effects of lower production was improved pricing.
     North America sales for the third quarter of 2009, adjusted for currency, declined approximately 21% due to the lower production levels in both the light duty and commercial vehicle markets. Light vehicle production was down about 20% while commercial vehicle production was about 35% lower when compared to the third quarter of 2008. The impact of lower vehicle production levels was partially offset by the impact of higher pricing.
     Currency adjusted sales in Europe for this year’s third quarter were 48% lower than last year. Lower production in the Off-Highway business where we have significant European presence was a major factor in this region. Lower production in the light and commercial vehicle markets also contributed. Exclusive of currency effects, sales in South American and Asia Pacific were down due largely to reduced production levels.
Segment Sales Analysis

	Dana			Amount of Change Due To
	Three Months Ended September 30,		Increase/	Currency	Organic
	2009	2008	(Decrease)	Effects	Change
LVD	$547	$671	$(124)	$(21)	$(103)
Sealing	140	175	(35)	(3)	(32)
Thermal	45	60	(15)	(2)	(13)
Structures	157	192	(35)	(7)	(28)
Commercial Vehicle	256	405	(149)	(11)	(138)
Off-Highway	184	424	(240)	(7)	(233)
Other Operations		2	(2)		(2)

Total	$1,329	$1,929	$(600)	$(51)	$(549)

     Our LVD, Sealing, Thermal and Structures segments principally serve the light vehicle markets. Exclusive of currency effects, sales declined 15% in LVD and Structures, 18% in Sealing and 22% in Thermal. The declines were all principally due to lower production levels with pricing improvement providing a partial offset.

     Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down about 42% and Class 5-7 commercial truck production was about 21% lower. The sales decline in Commercial Vehicle, exclusive of currency effects, was 34% as the volume reduction associated with lower production levels was partially offset by higher pricing.
     In comparison to our other markets where we began experiencing significant market softness in the third quarter of 2008, our Off-Highway business was still relatively strong. Since then, however, the overall economic conditions affecting our other businesses have adversely impacted demand levels in the construction and agriculture markets. As a consequence, exclusive of currency effects, Off-Highway segment sales were down 55% compared to the third quarter of 2008.
Margin Analysis
     The chart below shows our segment margin analysis for the three months ended September 30, 2009 and 2008.

	Dana
	As a Percentage of Sales
	Three Months Ended
	September 30,
	2009	2008
Gross margin:
LVD	5.6%	0.5%
Sealing	10.7	12.2
Thermal	3.4	(5.1)
Structures	1.6	(0.8)
Commercial Vehicle	10.1	3.4
Off-Highway	7.5	5.2

Consolidated	6.2%	2.5%

Selling, general and administrative expenses:
LVD	3.7%	2.9%
Sealing	10.5	10.5
Thermal	8.4	5.4
Structures	2.6	3.1
Commercial Vehicle	5.2	4.3
Off-Highway	5.5	3.6

Consolidated	5.5%	4.5%
Gross Margin — Although sales were down 31% from the third quarter of 2008, consolidated gross margin for the third quarter of 2009 improved by $34. Margin reduction of more than $100 associated with lower sales levels was more than offset by $45 of year-over-year pricing improvements and cost reductions, including conversion cost, material and warranty.
     Our LVD margin improved to 5.6% of sales from 0.5% of sales in 2008, an increase of $28. Lower sales volume reduced margins by about $38. More than offsetting this margin loss was $20 from improved pricing and $46 from cost reductions and other items. In our Sealing segment, margin declined by $7, principally due to lower sales volume. Thermal and Structures margins increased by $4 and $5, respectively, as conversion cost savings and improved pricing more than offset the impact from lower sales levels.

     In our Commercial Vehicle segment, gross margin improved to 10.1% of sales from 3.4% in 2008, an increase of $13. The margin reduction of approximately $21 attributable to lower sales was more than offset by margin improvements of $7 from pricing actions and $27 of cost reduction contributions, primarily from conversion cost savings and lower material cost. Of our businesses, the Off-Highway segment experienced the largest percentage decline in sales; down 57% from 2008, leading to their overall margin decease of $9. Reduced margin of about $30 from lower sales levels was partially offset by increased pricing of $7, lower warranty expense of $8, and contributions from cost reductions and other items of $6
Selling, General and Administrative expenses (SG&A) — Third quarter 2009 SG&A is $14 lower than the comparable period in 2008, primarily as a result of the cost reduction actions taken during the second half of 2008 and the first nine months of 2009 in response to reduced sales levels.
Amortization of Intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from Chapter 11; consequently, $18 of expense was recognized in the third quarters of 2009 and 2008.
Realignment Charges and Impairments — Realignment charges of $14 for the third quarter of 2009 and $16 for the same period of 2008 represent costs associated with the workforce reduction actions and facility closures undertaken in the respective periods. Impairment charges of $108 in 2008 resulted from reassessments of the carrying values of goodwill and indefinite lived intangibles as discussed in Note 7 of the notes to our consolidated financial statements in Item 1 of Part I.
Other Income, Net — Other income, net for the third quarter of 2009 was $10 as compared to $2 for the corresponding period of 2008. Other income in 2009 benefited from net currency transaction gains of $3 as compared to losses of $7 in 2008. Year-over-year other income was reduced by lower interest income of $5 and a net charge of $5 associated with debt reduction actions in the third quarter of 2009.
Interest Expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I. Interest expense in the third quarters of 2009 and 2008 includes $3 and $4 of amortized OID and $6 and $2 of debt issuance costs. Also included is $2 and $3 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from Chapter 11.
Income Tax Expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is generally no income tax benefit recognized on continuing operations pre-tax losses in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.
     As described in Note 19 of the notes to our consolidated financial statements in Item 1 of Part I, an exception occurs when there is pre-tax income in categories such as other comprehensive income. As a result of having other comprehensive income in the third quarter of 2009, we recognized a benefit of $14 on pre-tax losses of continuing operations in the U.S. The valuation allowance impacts in the above-mentioned countries were the primary factors causing the tax benefit of $9 for the three months ended September 30, 2009 to differ from an expected tax benefit of $17 at a U.S. Federal statutory rate of 35%. For 2008, the valuation allowances, the fresh start adjustments and the impairment of goodwill were the primary factors which caused the tax expense of $24 to differ from an expected tax benefit of $76 at the U.S. Federal statutory rate of 35%.

Results of Operations — Summary (Year-to-Date 2009 versus Year-to-Date 2008)

	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
Net sales	$3,735	$5,823	$751
Cost of sales (1)	3,598	5,572	702

Gross margin (1)	137	251	49
Selling, general and administrative expenses	217	236	34
Amortization of intangibles	53	49
Realignment charges, net	93	61	12
Impairment of goodwill		180
Impairment of intangible assets	6	10
Other income, net	100	54	8

Income (loss) from continuing operations before interest, reorganization items and income taxes (1)	(132)	(231)	11

Fresh start accounting adjustments	$-	$-	$1,009

Income (loss) from continuing operations (1)	$(201)	$(418)	$717

Loss from discontinued operations	$-	$(4)	$(6)

Net income (loss) attributable to the parent company (1)	$(195)	$(428)	$709

(1)	In 2009, we changed our method of accounting for inventories from LIFO to FIFO and retroactively applied this costing from the date of our emergence from Chapter 11. The effect of this change on the 2008 results above was a decrease of $7 in cost of sales and additional earnings of $7 in gross margin; income (loss) from continuing operations before interest, reorganization items and income taxes; income (loss) from continuing operations and net income (loss) attributable to the parent company.
     As a consequence of our emergence from Chapter 11 on January 31, 2008, the results of operations for the first nine months of 2008 consist of the month of January pre-emergence results of Prior Dana and the eight-month results of Dana. Fresh start accounting affects our post-emergence results, but not the pre-emergence January results. Adjustments to adopt fresh start accounting were recorded as of January 31, 2008.
Results of Operations (Year-to-Date 2009 versus Year-to-Date 2008)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show our sales by geographic region and by segment for the nine months ended September 30, 2009, eight months ended September 30, 2008 and one month ended January 31, 2008. Certain reclassifications were made to conform 2008 to the 2009 presentation.
     Although the eight months ended September 30, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from Chapter 11 on January 31, 2008, the emergence and fresh start accounting effects had negligible impact on the comparability of sales between the periods. Accordingly, references in our analysis to nine-month sales information combine the two periods in order to enhance the comparability of such information for the two nine-month periods.

Geographical Sales Analysis

	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
North America	$1,902	$2,778	$396
Europe	875	1,745	224
South America	556	750	67
Asia Pacific	402	550	64

Total	$3,735	$5,823	$751

     Sales in the first nine months of 2009 were $2,839 lower than sales for the combined periods in 2008, a reduction of 43%. Currency movements reduced sales by $269 as a number of currencies in international markets weakened against the U.S. dollar. Exclusive of currency, sales decreased $2,570 or 39%, primarily due to lower production levels in each of our markets. Partially offsetting the effects of lower production was improved pricing.
     North American sales for the first nine months of 2009, adjusted for currency, declined approximately 39% due largely to the lower production levels in both the light duty and commercial vehicle markets. Light truck production was down about 40% compared to the first nine months of 2008 and commercial vehicle truck production was down about 45%. The impact of lower vehicle production levels was partially offset by the impact of higher pricing.
     Weaker international currencies decreased the first nine months of 2009 sales by $115 in Europe, $87 in South America and $41 in Asia Pacific. Exclusive of these currency effects, sales were down in each of these regions, due largely to reduced production levels.
Segment Sales Analysis

	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
LVD	$1,426	$2,095	$281
Sealing	377	507	64
Thermal	126	189	28
Structures	403	627	90
Commercial Vehicle	763	1,121	130
Off-Highway	640	1,279	157
Other Operations		5	1

Total	$3,735	$5,823	$751

     Our LVD, Sealing, Thermal and Structures segments principally serve the light vehicle markets. Exclusive of currency effects, sales in the first nine months of 2009 declined in LVD 36%, in Thermal 36% and in Structures 40% when compared to the combined periods in 2008, all principally due to lower production levels. The sales decline in Sealing, exclusive of currency effects, was somewhat lower at 30%, in part due to this business having a larger proportionate share of sales to the aftermarket.
     Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down about 47% and Class 5-7 commercial truck production was down about 42%. The sales decline in Commercial Vehicle, exclusive of currency effects, was 35% as the volume reduction associated with lower production levels was partially offset by higher pricing under material cost recovery arrangements.

     With its significant European presence, our Off-Highway segment was negatively impacted by weaker international currencies. Excluding this effect, sales were down 51% as demand levels in markets such as construction and agriculture decreased significantly compared to the first nine months of 2008.
Margin Analysis
     The chart below shows our segment margin analysis for the nine months ended September 30, 2009, eight months ended September 30, 2008 and one month ended January 31, 2008.

	As a Percentage of Sales
	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
Gross margin:
LVD	1.8%	2.5%	4.1%
Sealing	6.6	13.1	14.1
Thermal	1.1	2.0	9.6
Structures	(4.8)	4.5	1.2
Commercial Vehicle	8.3	6.3	7.3
Off-Highway	6.7	8.4	10.9

Consolidated	3.7%	4.3%	6.5%

Selling, general and administrative expenses:
LVD	4.5%	2.6%	4.1%
Sealing	11.5	8.9	9.1
Thermal	9.4	6.3	4.7
Structures	3.3	2.3	2.6
Commercial Vehicle	6.4	4.1	5.3
Off-Highway	4.7	3.2	3.1

Consolidated	5.8%	4.1%	4.5%
Gross Margin — Consolidated gross margin for the nine months ended September 30, 2009 was $163 lower than the gross margin for the combined eight months ended September 30 and the month of January in 2008. Significantly lower sales levels negatively impacted the first nine months of 2009 margins as compared to 2008 in each of our segments.
     Margin in our LVD segment decreased $38 from the first nine months of 2008, with lower sales volume adversely impacting margin by about $145. Pricing improvement of $67 and a margin improvement from cost reductions and other items (primarily conversion cost, material and warranty) helped to offset the volume-related decline. Lower sales-related margin declines similarly drove the gross margin reductions of $51 and $6 in our Sealing and Thermal businesses. Cost reduction actions in these two segments and lower warranty cost in the Thermal group partially offset the volume-related drop in margin. Our Structures business margin was down $48 from the first nine months of 2008. Lower sales volume resulted in reduced margin of approximately $70. Year-over-year margin was also negatively impacted by a pension settlement gain of $8 in 2008. Pricing improvements of approximately $30 provided some offset to these other factors.
     Our Commercial Vehicle and Off-Highway segments experienced gross margin reductions of $15 and $83. Lower sales reduced margin by about $70 in Commercial Vehicle, while pricing improvement of $32 and cost reduction actions provided a partial offset. Our Off-Highway margin declined about $135 as a result of lower sales volume. Pricing improvement of $26 provided a partial offset along with lower warranty expense and other cost reductions.

     Consolidated gross margin in the eight-month period ended September 30, 2008 was significantly impacted by the application of fresh start accounting. At emergence, inventory values were increased in accordance with fresh start accounting requirements. The stepped-up value of inventories was recognized in cost of sales during the eight months ended September 30, 2008 as the inventory was sold, resulting in a one-time charge of approximately $49. In addition to this year-over-year favorable impact on gross margin, consolidated margins also benefited from environmental insurance recoveries of $12.
Selling, General and Administrative Expenses — With the significant decline in sales, consolidated SG&A and the SG&A of each operating segment increased as a percent of sales. For the first nine months of 2009, SG&A, however, is $53 lower than the combined periods in 2008, primarily as a result of the cost reduction actions taken during the last half of 2008 and the first nine months of 2009 in response to reduced sales levels.
Amortization of Intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from Chapter 11; consequently, there is no expense in the one-month period ended January 31, 2008.
Realignment Charges and Impairments — Realignment charges are primarily costs associated with the workforce reduction actions and facility closures. Realignment expense of $93 for the first nine months of 2009 represents an increase from expense of $73 for the combined periods of 2008 primarily due to separation costs incurred in connection with 2009 workforce reductions. Impairment of goodwill and indefinite-lived intangibles resulted in a charge of $190 in 2008.
Other Income, Net — Other income of $100 for the nine months ended September 30, 2009 was $38 higher than the corresponding period of 2008. We recognized a net gain on extinguishment of debt of $35 during the second and third quarters of 2009. Contract cancellation income added $17 over 2008. Net currency transaction gains were $2 higher in 2009 and interest income was lower by $22.
Interest Expense — Interest expense includes the costs associated with the Exit Financing facility and other debt agreements which are described in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I. Interest expense in the first nine months of 2009 includes $11 of amortized OID recorded in connection with the Exit Financing facility, $10 of amortized debt issuance costs and $6 for debt issuance costs resulting from extinguishment of debt. Also included is $6 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from Chapter 11. For the eight months ended September 30, 2008, interest expense includes $12 of amortized OID and $5 of amortized debt issuance costs. Non-cash interest expense relating to the accretion of certain liabilities in the eight months ended September 30, 2008 was $5. In the month of January 2008, a substantial portion of our debt obligations were reported as liabilities subject to compromise. The interest expense not recognized on these obligations during the month of January 2008 was $9.
Reorganization Items — Reorganization items are directly attributable to our Chapter 11 reorganization process. See Note 3 of the notes to our consolidated financial statements in Item 1 of Part I for a summary of these costs. During the Chapter 11 process, there were ongoing advisory fees of professionals representing Dana and the other Chapter 11 constituents. Certain of these costs continued subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities related to emergence from Chapter 11. Among these ongoing costs are expenses associated with additional facility unionization under the framework of the global agreements negotiated with the unions as part of our reorganization activities. Reorganization items in 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes and success fees and other fees earned by certain professionals upon emergence.

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
     In the U.S., as described in Note 19 of the notes to our consolidated financial statements in Item 1 of Part I, because of the significant amount of positive OCI reported for the nine months ended September 30, 2009, we recognized a U.S. tax benefit of $18 in continuing operations. During the first nine months of 2009, we also recorded a tax benefit of $18 to reduce liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries. For 2009, the reduction in the liability associated with repatriation of non-U.S. subsidiary earnings and the valuation allowance impacts in the above-mentioned countries are the primary factors which cause the tax benefit of $39 for the nine months ended September 30, 2009 to differ from an expected tax benefit of $83 at the U.S. Federal statutory rate of 35%. For 2008, the valuation allowances, the fresh start adjustments and the impairment of goodwill are the primary factors which caused the tax expense of $56 for the eight months ended June 30, 2008 and $199 for the month of January 2008 to differ from an expected tax benefit of $123 and tax expense of $320 at the U.S. Federal statutory rate of 35%.
Liquidity
Common Stock Offering and Debt Reduction — In September 2009, we completed a common stock offering for 34 million shares at a price per share of $6.75, generating net proceeds of $217. The provisions of our term facility required that a minimum of 50% of the net proceeds of the equity offering be used to repay outstanding principal of our term loan. As a result of previous debt repurchases, approximately 10% of the outstanding principal amount of the term loan is held by a wholly-owned non-U.S. subsidiary of Dana. Accordingly, $11 of the $109 payment of the term loan was received by this wholly-owned non-U.S. subsidiary and $98 was used to repay outstanding principal of our term loan held by third parties.
     The September 2009 equity offering provided the underwriters with an over-allotment option to purchase an additional 5 million shares. The purchase of these additional shares was completed on October 5, 2009, generating net proceeds of $33. Of these proceeds, $15 was used to repay third party debt principal. Additional debt reduction occurred in August 2009 when the wholly-owned non-U.S. subsidiary of Dana paid $12 to repurchase $15 of principal outstanding under our term facility.
Risks and Uncertainties — As discussed in our Form 10-K for 2008 (see Part I, Item 1A “Risk Factors”, the Liquidity section of Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 of the notes to our consolidated financial statements in Item 8 of Item 1 of Part I), there continue to be numerous risks and uncertainties relating to the global economy and our industry that could materially affect our future financial performance and liquidity. Among the potential outcomes, these risks and uncertainties could result in decreased sales, limited access to credit, rising costs, increased global competition, customer or supplier bankruptcies, delays in customer payments and acceleration of supplier payments, growing inventories and our failure to meet debt covenants.

     Our sales forecast is significantly influenced by various external factors beyond our control, including customer bankruptcies and overall economic market conditions. Achieving our current forecast is also dependent upon a number of internal factors such as our ability to execute our remaining cost reduction plans, to operate effectively within the reduced cost structure and to realize our projected pricing improvements. The previous uncertainty surrounding the potential effects associated with Chapter 11 filings by Chrysler and GM has dissipated. Both companies entered Chapter 11 during the second quarter of 2009, and have subsequently emerged as new companies. In connection with their emergence, contracts for substantially all of our significant programs were assumed by the new companies, and we received full consideration from them of all amounts due. As indicated in the “Trends in Our Markets” section above, we are beginning to see signs of stabilization and improvements in certain markets, thereby reducing the risk associated with further reductions to sales.
Covenants — At September 30, 2009, we were in compliance with our debt covenants under the amended Term Facility with a Leverage Ratio of 4.49 compared to a maximum of 5.10 and an Interest Coverage Ratio of 2.64 compared to a minimum of 2.1. Based on our current forecast assumptions, which include cost reduction actions, and other initiatives, we expect to be able to maintain compliance for the next twelve months and we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period. However, there is a high degree of uncertainty in the current environment and it is possible that the factors affecting our business could result in our not being able to comply with the financial covenants in our debt agreements or to maintain sufficient liquidity.
     While we had borrowing availability of $224 at September 30, 2009, our additional borrowing capacity under the Revolving Facility and our other credit facilities was limited to $136 based on our financial covenants. Our future borrowing capacity may continue to be constrained by the covenants in our debt agreement.
Global Liquidity — Our global liquidity at September 30, 2009 was as follows:

Cash and cash equivalents	$814
Less: Deposits supporting obligations	(30)

Available cash	784
Additional cash availability from lines of credit in the U.S. and Europe	136

Total global liquidity	$920

     As of September 30, 2009, the consolidated cash balance totaled $814, with $411 of this amount located in the United States. Approximately $30 of our cash balance is in cash deposits that support certain of our obligations, primarily workers compensation. In addition, $74 is held by less than wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access other cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements. Our current credit ratings are B- and Caa1 from Standard and Poor’s and Moody’s.
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
     At September 30, 2009, there were no borrowings under our European trade receivable securitization program and $46 of availability based on the borrowing base. At September 30, 2009, we had no borrowings under the Revolving Facility but we had utilized $185 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $178 after deducting the outstanding letters of credit. During the fourth quarter of 2008, one of our lenders failed to honor its 10% share of the funding obligation under the terms of our Revolving Facility and was a defaulting lender. If this lender does not honor its obligation in the future, our availability could be reduced by up to 10%.

General Motors (GM) Supplier Financing Program — During the second quarter of 2009, we elected to mitigate our GM accounts receivable exposure by participating in the Automotive Supplier Support Program. GM Supplier Receivables LLC (GMSR), a newly created subsidiary of GM, began to purchase GM receivables from approved GM suppliers in May. The obligations of GMSR related to these purchases are guaranteed by the U.S. Department of the Treasury. As of June 30, 2009, we were owed $11 for the receivables sold to GMSR. Because these sales of receivables did not satisfy the technical requirements for sales of financial assets, we were required to retain the GM receivables, record the $11 receivable from GMSR and recognize a liability shown on our June 30, 2009 balance sheet as financial obligation related to GM supplier program. In the third quarter of 2009, we collected this receivable, discontinued our participation in this program and eliminated the receivable from GMSR and the corresponding financing obligation.
Cash Flow

	Dana		Prior Dana
	Nine Months	Eight Months	One Month
	Ended	Ended	Ended
	September 30,	September 30,	January 31,
	2009	2008	2008
Cash used in reorganization activity	$(2)	$(879)	$(74)
Cash used by changes in working capital	49	(152)	(61)
Other items and adjustments providing cash	41	98	13

Total cash provided by (used in) operating activities	88	(933)	(122)
Cash provided by (used in) investing activities	(71)	(148)	77
Cash provided by (used in) financing activities	(7)	(30)	912

Increase (decrease) in cash and cash equivalents	$10	$(1,111)	$867

Operating Activities — Exclusive of working capital and reorganization-related activity, cash provided from operations was $41 during the first nine months of 2009, as compared to $111 provided for the combined periods of 2008. A reduced level of operating earnings was the primary factor for the lower level of cash provided in 2009 as compared to the combined periods of 2008. Additionally, our workforce reduction and other realignment activities consumed cash of $118 during the first nine months of 2009, an increase of $11 over the comparable period of 2008.
     Working capital provided cash of $49 in the first nine months of 2009, whereas cash of $213 was used in the first nine months of 2008. The combination of focused operational initiatives and lower sales levels combined to generate cash of $264 in 2009 from reductions in inventory. During 2008, cash of $76 was used to finance increased inventory. Bringing inventories in line with current requirements caused accounts payable to decrease, using cash of $197 in 2009 while cash of $11 was used in 2008. Reductions to receivables generated cash of $84 in 2009 and $103 in 2008.
     During 2008, cash was used to satisfy various obligations associated with our emergence from Chapter 11. Cash of $733 was used shortly after emergence to satisfy our payment obligation to VEBAs established to fund non-pension benefits of union retirees. We also made a payment of $53 at emergence to satisfy our obligation to a VEBA established to fund non-pension benefits relating to non-union retirees, with a payment of $2 being made under another union arrangement. Payments of reorganization expenses totaled $46 and Chapter 11 emergence-related claim payments totaled $100 during the eight months ended September 30, 2008.
Investing Activities — Expenditures for property, plant and equipment in 2009 of $74 are down from $164 for the combined periods of 2008. Dana Credit Corporation (DCC) cash of $93 that was restricted during Chapter 11 by a forbearance agreement with DCC noteholders was released in January 2008 as payments were made to the noteholders.

Financing Activities — In September 2009, we completed a common stock offering for 34 million shares at a price per share of $6.75, generating net proceeds of $217. Cash of $197 was used in 2009 to reduce long-term debt, with another $36 being used to reduce short term borrowings. In October 2009, our underwriters exercised an over-allotment option and purchased an additional 5 million shares generating net proceeds of $33 with $15 used to repay third party debt principal. In 2008, cash was provided by financing activities as proceeds from our Exit Facility and the issuance of preferred stock at emergence exceeded the cash used for the repayment of other debt.
Contractual Obligations
     There are no other material changes at September 30, 2009 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2008 Form 10-K.
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
Retiree Benefits — We use several key assumptions to determine our plan obligations, funding requirements and expenses for our defined benefit pension and other postretirement programs. These key assumptions include the interest rate used to discount the obligations, the long-term estimated rate of return on plan assets and, in the case of our other postretirement benefit obligations, the health care cost trend rates. Our financial position and results of operations are sensitive to changes in both the high quality bond yield rates and investment performance. With limited exceptions, our plan measurements were last revised as of the most recent year end, December 31, 2008. Certain interim remeasurements have occurred in our domestic and international plans related to settlement initiatives and workforce reduction actions. See discussion of our retirement obligations in Note 11 of the notes to our consolidated financial statements in Item 1 of Part I. Our domestic plans represent the largest share of recorded pension obligations. Long-term interest rates and the global equity markets have been volatile during 2009. As a result, we believe that a net increase will occur in the amount of our pension obligation, as well as our future pension expense, when we update the funded status at December 31, 2009.
     Using a current discount rate of 5.60%, which is 84 basis points lower than the rate used at December 31, 2008, and projecting our assumed 7.5% annual return on our August 31, 2009 assets for the remainder of the year, the following changes would impact the accounting for our domestic plans: (1) a pre-tax charge to shareholder’s equity at December 31, 2009 in the range of $285 to $335 to reflect investment losses and a lower discount rate; and (2) a change in pre-tax net periodic pension cost from a credit of $7 in 2009 (before any curtailment or settlement impacts) to an expense ranging from $20 to $25 in 2010. No cash contributions are expected to be required in 2010. However, we expect that contributions will be required beginning in 2011. For our international defined benefit pension plans, the impact of changes in key assumptions would not be of the same magnitude as the domestic plans due to lower funding and lower benefit obligations. The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used and on the actual rate of return on plan assets.

     Obligations and expense of medical benefits provided to certain non-U.S. retired employees under other postretirement benefit plans will also be impacted by changes in assumptions. Using a discount rate more reflective of current rates would increase the obligation slightly at December 31, 2009 and decrease expense slightly in 2010 when compared to 2009 (before curtailment or settlement impacts). The ultimate impact on our financial condition and results of operations will depend on the assumptions actually used, including the healthcare cost trend rates, among others.
     Restructuring actions involving facility closures and downsizing and divestitures frequently give rise to adjustments to employee benefit plan obligations, including the recognition of curtailment or settlement gains and losses. Upon the occurrence of these events, plan asset valuations are updated and the obligations of the employee benefit plans affected by the action are also remeasured based on updated assumptions as of the remeasurement date.
Long-lived Asset Impairment — We perform periodic impairment analyses on our long-lived amortizable assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount. If we determine the operations are unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review and the fair value of the operations.
     Based on our most recent assessment in the second quarter of 2009, a 15% reduction in either the projected cash flows or the peer multiples in all of our segments except Sealing and Thermal would not result in impairment of long-lived assets including the definite lived intangible assets. In Sealing and Thermal, a 5% reduction in either the projected cash flows or the peer multiples would not result in impairment. While we believe our judgments and assumptions were reasonable, changes in assumptions underlying these estimates could result in a material impact to our consolidated financial statements in any given period. There were no significant adverse developments occurring in the third quarter of 2009 to require an updated assessment.
Goodwill and Indefinite-lived Intangible Assets — We test goodwill and other indefinite-lived intangible assets for impairment as of October 31 of each year for all of our segments, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We assessed the remaining goodwill in our Off-Highway segment during the second quarter of 2009 and determined that a 20% reduction in either the projected cash flows or the peer multiples would be required to result in additional impairment.
     Indefinite-lived intangible valuations are generally based on revenue streams. We recorded other intangible asset impairment of $6 in the second quarter of 2009. Additional reductions in forecasted revenue could result in additional impairment.
     When required, we also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We believe that the assumptions and estimates used to determine our estimated fair values are reasonable. There were no significant adverse developments occurring in the third quarter of 2009 to require updated assessments of goodwill or indefinite-lived intangibles.

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
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We reached a settlement with the SEC in September 2009, bringing this investigation to a close. No fines or penalties were imposed on Dana. In consenting to a cease and desist order, Dana, as successor registrant to Prior Dana, agreed to comply with various provisions of the federal securities laws. As described in our previous SEC filings, the deficient internal controls were remediated in 2007 and periodic reviews have confirmed the effectiveness of the remedial actions taken to ensure proper control.

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
     Liquidity is discussed in Note 14 of the notes to our consolidated financial statements in Item 1 of Part I and under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I above. We have updated our forecast for 2009. Based on this forecast, the improvement in liquidity resulting from our common stock offering and our assessment of reasonably possible scenarios, we believe that our ability to continue as a going concern for the next twelve months is reasonably assured.
Item 6. Exhibits
The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: November 3, 2009	By:	/s/ James A. Yost
James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Executive Employment Agreement by and between Dana Holding Corporation and James E. Sweetnam dated May 22, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications