Form 10-Q
period 2010-03-31
DANA HOLDING CORP
filed 2010-04-29
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010
Commission File Number: 1-1063
Dana Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1531856

(State of incorporation)	(IRS Employer Identification Number)

3939 Technology Drive, Maumee, OH	43537

(Address of principal executive offices)	(Zip Code)
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2010

Common stock, $0.01 par value	139,972,735

DANA HOLDING CORPORATION — FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,508	$1,216
Costs and expenses
Cost of sales	1,368	1,228
Selling, general and administrative expenses	102	80
Amortization of intangibles	15	17
Restructuring charges, net	19	50
Other income (expense), net	(13)	29

Loss before interest, reorganization items and income taxes	(9)	(130)
Interest expense	26	35
Reorganization items		1

Loss before income taxes	(35)	(166)
Income tax benefit	3	9
Equity in earnings of affiliates	2	(3)

Net loss	(30)	(160)
Less: Noncontrolling interests net income (loss)	1	(3)

Net loss attributable to the parent company	(31)	(157)
Preferred stock dividend requirements	8	8

Net loss available to common stockholders	$(39)	$(165)

Net loss per share available to parent company stockholders:
Basic	$(0.28)	$(1.64)
Diluted	$(0.28)	$(1.64)
Average common shares outstanding
Basic	140	100
Diluted	140	100
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,026	$947
Accounts receivable
Trade, less allowance for doubtful accounts of $15 in 2010 and $18 in 2009	843	728
Other	155	141
Inventories
Raw materials	281	300
Work in process and finished goods	335	308
Other current assets	62	59
Current assets held for sale	8	99

Total current assets	2,710	2,582
Goodwill	105	111
Intangibles	410	438
Investments and other assets	238	233
Investments in affiliates	113	112
Property, plant and equipment, net	1,411	1,484
Noncurrent assets held for sale	3	104

Total assets	$4,990	$5,064

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$43	$34
Accounts payable	716	601
Accrued payroll and employee benefits	111	103
Accrued restructuring costs	27	29
Taxes on income	45	40
Other accrued liabilities	291	270
Current liabilities held for sale	3	79

Total current liabilities	1,236	1,156
Long-term debt	898	969
Deferred employee benefits and other noncurrent liabilities	1,133	1,160
Commitments and contingencies (Note 14)

Total liabilities	3,267	3,285
Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $.01 par value, 450,000,000 authorized, 139,934,442 issued and outstanding	1	1
Additional paid-in capital	2,583	2,580
Accumulated deficit	(1,208)	(1,169)
Treasury stock, at cost	(1)
Accumulated other comprehensive loss	(524)	(504)

Total parent company stockholders’ equity	1,622	1,679
Noncontrolling interests	101	100

Total equity	1,723	1,779

Total liabilities and equity	$4,990	$5,064

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2010	2009
Cash flows — operating activities
Net loss	$(30)	$(160)
Depreciation	62	73
Amortization of intangibles	19	21
Amortization of deferred financing charges and original issue discount	8	7
Loss on sale of business	5
Loss on extinguishment of debt	4
Deferred income taxes	(11)	(13)
Pension expense in excess of (less than) contributions	5	(1)
Change in working capital	(21)	(112)
Other, net	4	11

Net cash flows provided by (used in) operating activities	45	(174)

Cash flows — investing activities
Purchases of property, plant and equipment	(11)	(30)
Proceeds from sale of businesses and assets	113
Other	1

Net cash flows provided by (used in) investing activities	103	(30)

Cash flows — financing activities
Net change in short-term debt	9	(24)
Advance received on corporate facility sale		11
Proceeds from long-term debt	1
Repayment of long-term debt	(78)	(3)
Dividends paid to noncontrolling interests	(1)
Other	(1)	2

Net cash flows used in financing activities	(70)	(14)

Net increase (decrease) in cash and cash equivalents	78	(218)
Cash and cash equivalents — beginning of period	947	777
Effect of exchange rate changes on cash balances	1	(10)

Cash and cash equivalents — end of period	$1,026	$549

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to the Consolidated
Financial Statements
1.	Organization and Summary of Significant Accounting Policies

2.	Divestitures and Acquisitions

3.	Restructuring of Operations

4.	Goodwill, Other Intangible Assets and Long-lived Assets

5.	Capital Stock

6.	Earnings per Share

7.	Incentive and Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Comprehensive Income (Loss)

10.	Cash Deposits

11.	Financing Agreements

12.	Fair Value Measurements

13.	Risk Management and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Income (Expense), Net

18.	Segments

19.	Reorganization Items

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)
Note 1. Organization and Summary of Significant Accounting Policies
General
     Dana Holding Corporation (Dana), incorporated in Delaware in 2007, is headquartered in Maumee, Ohio. We are a leading supplier of axle, driveshaft, sealing and thermal management products for global vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world.
     As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. On the Effective Date, we implemented the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and adopted fresh start accounting.
Summary of Significant Accounting Policies
Basis of presentation — Our consolidated financial statements include all subsidiaries in which we have the ability to control operating and financial policies and are consolidated in conformity with accounting principles generally accepted in the United States (U.S. GAAP). All significant intercompany balances and transactions have been eliminated in consolidation. Generally, affiliated companies (20% to 50% ownership) are recorded in the statements using the equity method of accounting and less than 20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.
     In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with changes in our management structure and internal reporting. The Sealing and Thermal segments have been combined into the Power Technologies segment. Prior period segment results have been conformed to the current year presentation. See Note 18 for segment results.
Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance regarding new disclosures and clarification of existing disclosures of fair value measurements. This guidance covers significant transfers in and out of Levels 1 and 2 fair value measurements. The guidance also clarified existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.
     In June 2009, the FASB issued guidance regarding accounting for transfers of financial assets. The guidance seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance was effective January 1, 2010. The adoption of this guidance did not impact our consolidated financial statements.

     In June 2009, the FASB issued additional guidance related to Variable Interest Entities (VIEs) and the determination of whether an entity is a VIE. Companies are required to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. We adopted the guidance on January 1, 2010 and it did not impact our consolidated financial statements.
Note 2. Divestitures and Acquisitions
Acquisitions — In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Dana Mauritius agreed, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. Under the terms of the agreement, our additional interest is based on a valuation of the business which would result in an additional investment of $54 to $77. The actual investment could vary significantly from this range in the event that the parties mutually agree that the operating results and prospects of the venture at the expected closing date support a higher valuation of the business.
Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income (expense), net.
     In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price, and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price. We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the first quarter of 2011. We recorded an additional receivable of $8 representing recovery of working capital, which we expect to receive in the third quarter of 2010, subject to final agreement with the buyer.
     In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, Dana will guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, Dana is entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.
     The sale of our Structural Products business in Venezuela is expected to be completed in the second quarter of 2010.

     The assets and liabilities related to this transaction were reported as held for sale in our consolidated balance sheet and consisted of the following at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
Assets
Accounts receivable	$4	$62
Inventories	4	34
Other current assets		3

Current assets held for sale	$8	$99

Intangibles		16
Investments and other assets		6
Investments in affiliates		17
Property, plant and equipment, net	3	65

Non-current assets held for sale	$3	$104

Liabilities
Accounts payable	$3	$54
Accrued payroll		7
Other accrued liabilities		18

Current liabilities held for sale	$3	$79

     In the consolidated statement of cash flows, we have not segregated the cash flows related to assets and liabilities held for sale.
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
     During the first quarter of 2009, we continued to implement cost reduction activities initially begun in 2008 in response to adverse economic conditions. As part of the continuation of the voluntary separation program begun in the fourth quarter of 2008, we recorded a $10 charge for severance and related benefit costs for approximately 125 salaried employees, predominantly in the U.S. and Canada, during the first quarter of 2009. We also implemented other employee reduction programs and continued our global business realignment activities, including the closures of our Mississauga, Ontario and McKenzie, Tennessee facilities in our Power Technologies business. Including the $10 associated with the voluntary separation program, these actions resulted in a total charge of $46 for severance and related benefit costs and a global headcount reduction from 29,000 at the end of 2008 to 24,000 as of March 31, 2009. This 24,000 global headcount level was maintained throughout the remainder of 2009. Restructuring charges during the first quarter of 2009 also included $4 of exit costs and long-lived asset impairment costs, including those associated with the previously announced sale of our corporate headquarters.

     In the first quarter of 2010, we announced our plans to consolidate our Heavy Vehicle operations which will result in the closing of the Kalamazoo, Michigan and Statesville, North Carolina facilities. Certain costs associated with this consolidation had been accrued in 2009. We also announced the planned closure of the Yennora, Australia facility in our Light Vehicle Driveline (LVD) business and the associated transfer of certain production activity to other global operations during 2010. Including costs associated with previously announced initiatives, we accrued $19 for these actions during the first quarter of 2010, including $10 of severance and related benefit costs, $6 of exit costs and $3 of long-lived asset impairment costs.
     In April 2010, we decided to implement certain additional business realignment and headcount reduction initiatives. Costs associated with these actions will be recorded in the second quarter of 2010 or as the costs are incurred in the future.
Restructuring charges and related payments and adjustments -

	Employee	Long-lived
	Termination	Asset	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2009	$26	$—	$3	$29
Activity during the period:
Charges to restructuring	12	3	6	21
Adjustments of accruals	(2)			(2)
Non-cash write-off		(3)		(3)
Cash payments	(11)		(7)	(18)

Balance at March 31, 2010	$25	$—	$2	$27

     At March 31, 2010, $27 of realignment accruals remained in accrued liabilities, including $25 for the reduction of approximately 900 employees to be completed over the next two years and $2 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $16 in 2010 and $11 thereafter.
Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments, including approximately $21 of estimated future expenses for actions approved in April 2010.

	Expense Recognized			Future
	Prior to	Year-to-date	Total	Cost to
	2010	2010	to Date	Complete
LVD	$41	$12	$53	$34
Structures	35	1	36	2
Power Technologies	19	2	21	5
Off-Highway	2		2	9
Commercial Vehicle	43	3	46	30
Other		1	1	6

Total	$140	$19	$159	$86

     The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4. Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill — We test goodwill for impairment on an annual basis and more frequently if conditions arise that warrant an interim review. The annual impairment tests are performed as of October 31. In assessing the recoverability of goodwill, estimates of fair value are based upon consideration of various valuation methodologies, including projected future cash flows and multiples of current earnings. If these estimates or related projections change in the future, we may be required to record goodwill impairment charges.
     Our remaining goodwill balance of $105 at March 31, 2010, which is related to the Off-Highway segment, declined from $111 at December 31, 2009 as a result of foreign exchange translation. In the first quarter of 2009, foreign exchange had decreased the Off-Highway goodwill to $103 from a December 31, 2008 balance of $108.
Other intangible assets — Intangible assets include core technology, trademarks and trade names and customer relationships. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Trademarks and trade names include our trade names related to product lines and the related trademarks including Dana®, Spicer®, Victor-Reinz® and Long®. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.
     Structures intangible assets of $16 reported as assets held for sale at December 31, 2009 were retired in the sale of substantially all of the Structural Products business in March 2010.
Components of other intangible assets —

	Weighted	March 31, 2010			December 31, 2009
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$94	$(32)	$62	$98	$(31)	$67
Trademarks and trade names	17	4	(1)	3	4		4
Customer relationships	8	413	(133)	280	483	(165)	318
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Less: Assets held for sale					(62)	46	(16)

		$576	$(166)	$410	$588	$(150)	$438

     The net carrying amounts of intangible assets attributable to each of our operating segments at March 31, 2010 were as follows: LVD — $22, Power Technologies — $52, Commercial Vehicle — $183 and Off-Highway — $153.
     Amortization expense related to intangible assets was $19 and $21 in the quarters ended March 31, 2010 and 2009. Amortization of core technology of $4 in each period was charged to cost of sales and amortization of trademarks and trade names and customer relationships of $15 and $17 was charged to amortization of intangibles.
     Estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2010 exchange rates are: remainder of 2010 — $47, 2011 — $61, 2012 — $61, 2013 — $61 and 2014 — $58. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

Long-lived assets — We review long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. We group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. At March 31, 2010, we concluded there were no triggering events requiring assessment of impairment of our long-lived assets.
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
Note 5. Capital Stock
Series A and Series B Preferred Stock — Dividends on the preferred stock have been accrued from the issue date at a rate of 4% per annum and are payable in cash on a quarterly basis as approved by the Board of Directors. The payment of preferred dividends was suspended in November 2008 under the terms of our Term Facility Credit and Guaranty Agreement as amended on November 21, 2008 (the Amended Term Facility) and was allowed to resume at the discretion of our Board of Directors at the end of 2009 when our total leverage ratio was less than 3.25:1.00. Preferred dividends accrued at March 31, 2010 were $50. In March 2010, our Board authorized the payment of $16 of these preferred dividends in April 2010.
Common Stock — As of March 31, 2010, 139,934,442 shares of our common stock are issued and outstanding, net of 178,286 in treasury shares withheld at cost to satisfy tax obligations due upon the payment of stock awards and other taxable distributions of shares.
Note 6. Earnings Per Share
     The weighted-average number of shares outstanding for both the basic and diluted earnings per share were 139.5 million and 100.1 million for the three months ended March 31, 2010 and 2009.
     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury. Under the terms of our Series A and Series B convertible preferred stock, the conversion price is $11.93. Our preferred shares would have converted into approximately 66.2 and 59.9 million shares of common stock at March 31, 2010 and 2009. Conversion of the preferred stock is not included in the share count for diluted earnings per share as the reported net loss causes the shares to be anti-dilutive.
     The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.0 million and 5.6 million of CSEs from the calculation of earning per share for the quarters ended March 31, 2010 and 2009 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.8 million and 0.4 million for these periods due to the dilutive effect on the loss for these periods.

Note 7. Incentive and Stock Compensation
     Our Board of Directors granted 0.7 million stock options, 0.2 million stock appreciation rights (SARs), 0.5 million notional performance shares and less than 0.1 million restricted stock units (RSUs) during the first quarter of 2010 under the 2008 Omnibus Incentive Plan. The weighted-average per share exercise price and fair value at grant date of both the options and SARs issued during the period were $11.30 and $6.96. The weighted-average per share grant-date fair value of the performance shares and RSUs were $11.27 and $11.52. Stock options related to 0.5 million shares were exercised and less than 0.1 million shares were forfeited in the first quarter of 2010.
     We estimated fair values for options granted during the period using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data.

Weighted-
Average of
Assumptions
Expected term (in years)	6.00
Risk-free interest rate	2.75%
Expected volatility	66.09%
     We recognized stock compensation expense of $3 and $2 during the first quarter of 2010 and 2009. As of March 31, 2010, the total unrecognized compensation cost related to the nonvested portions of all stock based awards granted and expected to vest over the next 0.8 to 2.9 years was $20. This cost is expected to be recognized over a weighted-average period of one year.
Note 8. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.
Components of net periodic benefit costs —

	Pension				OPEB - Non-U.S.
	Three Months Ended March 31,				Three Months Ended
	2010		2009		March 31,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2010	2009
Service cost	$—	$1	$—	$1	$—	$—
Interest cost	26	4	27	5	2	1
Expected return on plan assets	(24)	(1)	(29)	(2)
Amortization of net actuarial loss	3

Net periodic benefit cost (credit)	5	4	(2)	4	2	1
Curtailment gain					(1)

Net periodic benefit cost (credit) after curtailment gain	$5	$4	$(2)	$4	$1	$1

Note 9. Comprehensive Income (Loss)
     Comprehensive income (loss) includes our net loss attributable to the parent company and components of other comprehensive income (OCI) such as currency translation adjustments that are charged or credited directly to equity.
Components of total comprehensive income (loss) —

	Three Months Ended
	March 31,
	2010	2009
Parent company
Net loss attributable to parent company	$(31)	$(157)
Other comprehensive income (loss):
Currency translation adjustments (CTA)	(28)	(48)
Benefit plan actuarial loss, net	(2)	(10)
Benefit plan curtailments	1
Reclassification to net loss of divestiture CTA	10
Reclassification to net loss of benefit plan amortization	3
Unrealized investment losses and other	(4)	(11)

Comprehensive loss attributable to the parent company	$(51)	$(226)

Noncontrolling interests
Net income (loss)	$1	$(3)
Other comprehensive income (loss):
Currency translation	1	(3)

Comprehensive income (loss) attributable to noncontrolling interests	2	(6)

Total comprehensive loss	$(49)	$(232)

Changes in equity —

	Parent	Noncontrolling	Total
	Equity	Interests	Equity
Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive loss	(226)	(6)	(232)
Preferred stock dividends	(8)		(8)
Stock compensation	2		2
Dividends paid		(2)	(2)

Balance, March 31, 2009	$1,796	$99	$1,895

Balance, December 31, 2009	$1,679	$100	$1,779
Comprehensive income (loss)	(51)	2	(49)
Preferred stock dividends	(8)		(8)
Stock compensation	2		2
Dividends paid		(1)	(1)

Balance, March 31, 2010	$1,622	$101	$1,723

Note 10. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$557	$329	$886
Cash and cash equivalents held as deposits	4	40	44
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	94	96

Balance at March 31, 2010	$563	$463	$1,026

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
Note 11. Financing Agreements
Exit financing — As of March 31, 2010, we had gross borrowings of $926 and unamortized original issue discount (OID) of $50 under the Amended Term Facility and no borrowings under the Revolving Facility. We had utilized $149 for letters of credit. The weighted average interest rate on the term facility debt was 4.5% at March 31, 2010. Based on our borrowing base collateral of $346, we had potential availability at that date under the Revolving Facility of $197 after deducting the outstanding letters of credit.
     The provisions of our Amended Term Facility require that net cash proceeds from the Structural Products business divestiture be used to pay down our term facility debt within five days of being received. During March 2010, a total of $83 was received in the U.S. and remitted to our lenders. Approximately $8 of the $83 was received by the Dana subsidiary that acquired approximately 10% of parent company debt in 2009. In connection with the debt repayment, we wrote off the related OID of $4 as a loss on extinguishment of debt, resulting in a $71 decrease in net debt and we expensed $2 of related issuance costs as interest expense. The $30 of cash proceeds received in March but still held outside the U.S. at March 31 will be remitted to our lenders, net of applicable taxes, when repatriated to the U.S. by the end of 2010. The remainder of the proceeds, including the working capital recovery, will be used to repay our term facility debt when received from Metalsa.
Interest rate agreements — Interest on the Amended Term Facility accrues at variable interest rates. Under the Amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011. The fair value of this contract, which effectively caps our interest rate at 10.25% on $701 of debt, was less than $1 as of March 31, 2010.
European receivables loan facility — At March 31, 2010, there were no borrowings under this facility although $148 of accounts receivable available as collateral under the program would have supported $82 of borrowings.
Covenants — We were in compliance with our debt covenants at March 31, 2010 and, based on our current forecast assumptions, we expect to be able to satisfy our debt covenants during the next twelve months. Our covenants did not restrict the borrowing available from our credit facilities, which was $279, based on the borrowing base collateral of our credit lines.

Note 12. Fair Value Measurements
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.
Items measured at fair value on a recurring basis – Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Markets	Inputs	Inputs
		Active	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2010:
Notes receivable — noncurrent asset	$94	$—	$—	$94
Currency forward contracts — current liability	4		4

December 31, 2009:
Notes receivable — noncurrent asset	$94	$—	$—	$94
Currency forward contracts — current liability	4		4
Changes in level 3 recurring fair value measurements –

	Three Months Ended
	March 31,
Notes receivable	2010	2009
Beginning of period	$94	$20
Accretion of value (interest income)	2	2
Divestiture of notes held by the Structural Products business	(2)
Unrealized loss (OCI)		(8)

End of period	$94	$14

     Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004. Its carrying amount is adjusted each quarter to the lower of its contractual value or its fair value, which is based on the market value of publicly traded debt of the operating subsidiary of the obligor. The fair value of the note at March 31, 2010 and December 31, 2009 approximated the contractual value and we believe that the note will be paid in full at the end of the term. Net changes in the values of the other notes receivable were less than $1.
Items measured at fair value on a nonrecurring basis – In addition to items that are measured at fair value on a recurring basis, we also have assets that are measured at fair value on a nonrecurring basis. These assets include long-lived assets which may be written down to fair value as a result of impairment. The intangible assets and the property, plant and equipment of the Structures segment were impaired by $150 to a Level 3 value at December 31, 2009. Following impairment, the intangible assets were valued at $16 and the property, plant and equipment at $65. Substantially all of these assets were sold during the first quarter of 2010.

Note 13. Risk Management and Derivatives
     The total notional amount of outstanding foreign currency derivatives as of March 31, 2010 and December 31, 2009 was $144 and $86, comprised of forward contracts involving the exchange of U.S. dollars, euros, British pounds, Swiss francs, Swedish kronor and Indian rupees plus a cross-currency swap involving the exchange of Australian dollars and the South African rand. Our foreign exchange contracts are not designated as hedges and, accordingly, changes in fair value of these instruments are reported in income in the period in which they occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income (expense), net.
     The fair values of derivative instruments included within the consolidated balance sheet as of March 31, 2010 and December 31, 2009 are less than $1 of receivables under forward contracts reported as part of other current assets and $4 of payables under forward contacts reported in other accrued liabilities. We also carry an interest rate cap on a notional value of $701 of our long-term debt. The fair value of this derivative at March 31, 2010 and December 31, 2009 was less than $1.
Note 14. Commitments and Contingencies
Asbestos personal injury liabilities — We had approximately 32,000 active pending asbestos personal injury liability claims at March 31, 2010 and 31,000 at December 31, 2009. Approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $112 for indemnity and defense costs for settled, pending and future claims at March 31, 2010, compared to $113 at December 31, 2009. We use a fifteen year time horizon for our estimate of this liability.
     At March 31, 2010, we had recorded $58 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, unchanged from the asset at December 31, 2009. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs. During the first quarter of 2010, we recorded $4 of expense (after tax) to correct amounts primarily related to asbestos receivables at December 31, 2009. These adjustments were not considered material to the current period or to the prior period to which they relate.
Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2010 and December 31, 2009, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental liabilities — Accrued environmental liabilities at March 31, 2010 were $16, compared to $17 at December 31, 2009. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. At March 31, 2010 other accounts receivable included $2 recoverable from an insurer in connection with an agreement reached in the second quarter of 2009.
Bankruptcy claims resolution — On the Effective Date, the Plan was consummated and we emerged from Chapter 11. As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $542), increasing the total shares issued to 94 million (valued in reorganization at $2,170) for unsecured claims of approximately $2,251. The corresponding decrease in the disputed claims reserve leaves 4 million shares (valued in reorganization at $100). The remaining disputed and unliquidated claims total approximately $84. To the extent that these remaining claims are settled for less than the 4 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

     Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the future resolution of these disputed claims will not have an impact on our results of operations or financial condition.
Other legal matters - We are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity or financial condition.
Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$83	$100
Amounts accrued for current period sales	12	8
Adjustments of prior accrual estimates	1
Settlements of warranty claims	(13)	(13)
Foreign currency translation and other	(1)	(2)

Balance, end of period	$82	$93

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
Note 16. Income Taxes
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
     We provide for U.S. federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations. During the first three months of 2010, we continued to modify our forecast for future repatriations due to the current market conditions. Accordingly, we adjusted the future income and non-U.S. withholding tax liabilities for these repatriations and recognized expense of $2 for the three months ended March 31, 2010. We recognized a benefit of $7 for the three months ended March 31, 2009.
     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense of $1 and $3 was recognized in income tax expense for the three months ended March 31, 2010 and 2009. During the first quarter of 2010, we released uncertain tax positions in the amount of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service (IRS) audit cycles that were formally settled during the quarter. We expect to make a payment of $75 to the IRS in satisfaction of the closing agreement during the second quarter of 2010.
     We have generally not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses in these jurisdictions as valuation allowances are established offsetting the associated tax benefit.

     The income tax benefit was $3 and $9 for the three months ended March 31, 2010 and 2009. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the existence of valuation allowances in many countries and to the release of uncertain tax reserves in the first quarter of 2010.
Note 17. Other Income (Expense), Net
Other income (expense), net included —

	Three Months Ended
	March 31,
	2010	2009
Interest income	$6	$6
Contract cancellation income		17
Loss on extinguishment of debt	(4)
Foreign exchange gain (loss)	(12)	1
Loss on sale of Structural Products business	(5)
Other	2	5

Other income (expense), net	$(13)	$29

     As discussed in Note 11 above, the loss on extinguishment of debt resulted from the repayment of term facility debt in 2010. The sale of substantially all of our Structural Products business is discussed in Note 2.
     Dana and its subsidiaries enter into foreign exchange forward contracts to hedge currency exposure on certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. Foreign exchange forward contracts are marked to market, with the gain or loss recorded in cost of sales for material purchase transactions and in other income (expense), net for intercompany accounts. Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. Foreign exchange gain (loss) for the three months ended March 31, 2010 also includes a charge of $3 for the devaluation of the Venezuelan bolivar.
     The contract cancellation income of $17 in 2009 represents recoveries in connection with early cancellation of certain customer programs during the first quarter of 2009.
Note 18. Segments
     The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through five operating segments with three operating segments — LVD, Structures and Power Technologies — focused on specific products for the light vehicle market and two operating segments — Commercial Vehicle and Off-Highway — focused on specific medium-duty and heavy-duty vehicle markets. In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with our management structure and internal reporting as the Sealing and Thermal segments were combined into the Power Technologies segment. The results of these segments have been retroactively adjusted to conform to the current reporting.
     In March 2010, we completed the sale of substantially all of our Structures segment. We retained the Longview, Texas facility from this segment and we are continuing to report the results of that operation in our Structures segment.

     The primary measure of operating results is Segment EBITDA which is closely aligned with the definition of EBITDA in our debt agreements. Our segments receive a charge for corporate and other shared administrative costs. Costs allocated to the operating segments are $31 and $28 for the three months ended March 31, 2010 and 2009.
     We used the following information to evaluate our operating segments:

	Three Months Ended March 31,
	2010			2009
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$577	$44	$44	$417	$29	$(8)
Power Technologies	228	6	27	156	3	(1)
Commercial Vehicle	302	22	22	264	12	6
Off-Highway	257	8	21	262	8	11
Structures	144	2	11	117	2	9
Eliminations and other		(82)			(54)

Total	$1,508	$—	$125	$1,216	$—	$17

     The following table reconciles Segment EBITDA to the consolidated income (loss) before income taxes:

	Three Months Ended
	March 31,
	2010	2009
Segment EBITDA	$125	$17
Shared services and administrative	(5)	(5)
Other income (expense) not in segments	(6)	(1)
Foreign exchange not in segments	(6)	5
Depreciation	(62)	(73)
Amortization of intangibles	(19)	(21)
Restructuring	(19)	(50)
Reorganization items, net		(1)
Loss on extinguishment of debt	(4)
Loss on sale of assets, net	(5)	(1)
Stock compensation expense	(2)	(2)
Foreign exchange on intercompany loans, Venezuelan currency devaluation and market value adjustments on forwards	(12)	(5)
Interest expense	(26)	(35)
Interest income	6	6

Loss before income taxes	$(35)	$(166)

     Assets and liabilities of the Structures segment declined with the sale of substantially all of the Structural Products business in March 2009. See Note 2 for additional information on the detail of assets and liabilities held for sale related to this segment.
Note 19. Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items. We incurred $1 of costs in the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Forward-Looking Information
     Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.
Management Overview
     Dana Holding Corporation (Dana) is a world leader in the supply of axles; driveshafts; and sealing and thermal-management products as well as genuine service parts. Our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Headquartered in Maumee, Ohio, Dana was incorporated in Delaware in 2007. As of March 31, 2010, we employed approximately 21,000 people and owned or leased 95 major facilities in 23 countries around the world.
     We are committed to continuing to diversify our product offerings, customer base and geographic footprint and minimizing our exposure to individual market and segment declines. In the first quarter of 2010, 50% of our revenue came from North American operations and 50% from operations throughout the rest of the world. Light vehicle products accounted for 63% of our global revenues, with commercial vehicle and off-highway products representing 37%.
     Our Internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.
Business Strategy
     We continue to evaluate the strategy for each of our operating segments and to focus on driving operational improvements and restructuring our operations to improve profitability. Over the past two years, we have been implementing the Dana Operating System — an operational excellence system — in our manufacturing facilities. The lean operational standards and global metrics rolled out through this system have been instrumental in helping us achieve the significant cost reductions that enabled us to largely offset the effects of substantially lower production levels in 2009. Driving our cost structure down and improving our manufacturing efficiency will be critical to our future success as lower production levels will continue to be a major challenge affecting our business.

     Our business strategies will increasingly be directed at opportunities for profitably growing the business. Over the past two years, we’ve worked with our customers to address program pricing. The improvements on this front, combined with reductions to our cost structure, have improved the underlying profitability of our major customer programs. These operational improvements, along with the actions we took in 2009 to reduce debt and strengthen our cash position through an equity offering, have significantly improved our financial position. As a result, we are better positioned today to pursue attractive growth opportunities in a number of our businesses, particularly outside North America. Our growth strategies include reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Material technology advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications currently in demand. During the first quarter of 2010, we announced the consolidation of our Heavy Vehicle products North American engineering centers in Kalamazoo, Michigan and Statesville, North Carolina with our Light Vehicle engineering center in Maumee, Ohio, allowing us the opportunity to better share technologies between our businesses.
     Securing new program wins while maintaining existing business is important to our future success. We’ve currently targeted net new business awards during 2010 that would generate cumulative incremental sales over the 2010 through 2014 period of $650 to $700.
     As we drive additional operational improvements, restructure the businesses and pursue growth opportunities, we intend to do so with a discipline that ensures continued improvement in profitability and maintaining a strong balance sheet.
Sale of the Structural Products Business
     In December 2009, we signed an agreement to sell substantially all of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income (expense), net.
     In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price, and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price. We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the first quarter of 2011. We recorded an additional receivable of $8 representing recovery of working capital, which we expect to receive in the third quarter of 2010, subject to final agreement with the buyer.
     In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, Dana will guarantee the affiliate’s performance under the leases which run through June 2025 including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, Dana is entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.
     The sale of our Structural Products business in Venezuela is expected to be completed in the second quarter of 2010.
     In connection with the receipt of proceeds from the sale, we repaid $83 of our term loan debt in March 2010. See Note 11 to the notes to the consolidated financial statements in Item 1 of Part I.
Segments
     We manage our operations globally through five operating segments. Our products in the light vehicle market primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars. The operating segments in the light vehicle markets are: LVD, Structures and Power Technologies. Substantially all of the Structures business was sold in the first quarter of 2010. The reporting of our operating segment results was reorganized in line with our management structure in the first quarter of 2010 with the Sealing and Thermal segments combined into the Power Technologies segment. The results of these segments have been retroactively adjusted to conform to the current reporting structure.

     Two operating segments, Commercial Vehicle and Off-Highway, support the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).
Trends in Our Markets
Light Vehicle Markets
Markets outside of North America — Overseas markets will take on increasing importance for us as they experience greater growth. During 2009, overall global economic weakness impacted light vehicle production in these markets, just as it has in North America. The improving market conditions that were evident in the fourth quarter of 2009 continued into 2010, with first quarter 2010 production outside North America being up about 34% from the first three months of 2009. First quarter production in Europe was up around 28%, while the South America and Asia Pacific regions were up around 19% and 42%. Our current outlook for light vehicle markets outside North America is full year 2010 unit production of around 51 to 54 million. We expect European production in 2010 to be flat to up around 4% as compared to 2009, with our two other regions being somewhat stronger — South America up in the 7 to 12% range and Asia Pacific 9 to 16% higher than 2009. (Source: Wards and CSM Worldwide).
North America — Production levels in the North American markets were negatively impacted by overall economic conditions beginning in the second half of 2008 and continuing through much of 2009. Production levels increased dramatically during the second half of 2009 as General Motors and Chrysler both emerged from relatively short bankruptcy reorganizations and improving market and overall economic conditions led to increased vehicle sales. For the first quarter of 2010 light vehicle unit production of around 2.9 million vehicles was about 70% higher than first quarter 2009 production levels. In the light truck pickup and sports utility vehicle (SUV) segment where more of our programs are focused, first quarter 2010 production of around 773,000 vehicles was up about 38% from 2009. (Source: Wards and CSM Worldwide).
     With strengthening vehicle sales levels during the second half of 2009 and the first quarter of 2010, total light vehicle inventory levels declined to 53 days supply at both December 31, 2009 and March 31, 2010, levels that continue to be relatively low based on historical norms. Vehicle sales in the light truck pickup and SUV segment, however, have not been as strong. As such, inventory levels for these vehicles at March 31, 2010 were around 70 days, up from year end 2009 inventory of 62 days. Based on current inventory levels, near-term production levels are likely to be driven more directly by vehicle sales. (Source: Ward’s Automotive).
     While the overall economic environment continues to be somewhat fragile, we expect the improving conditions during the second half of 2009 to carry into 2010. We expect 2010 North American light vehicle production to be around 10.9 to 11.4 million units, an increase of 28 to 33% over 2009. As we look at our primary pick-up and SUV light truck programs, we are forecasting production level increases in the 18 to 29% range.
Rapid Technology Changes
     On April 1, 2010, the U.S. government signed into effect new rules which will increase Corporate Average Fuel Economy (CAFE) standards by five percent each year through 2016, affecting model year 2012 through 2016 vehicles. This nationwide ruling requires that passenger vehicles achieve an industry standard of 35.5 miles per gallon by 2016, an average increase of eight miles per gallon per vehicle from the 2011 requirements. While providing the regulatory certainty and predictability of nationwide standards versus previously proposed state-by-state standards, this ruling requires a rapid response by automakers. It also represents an opportunity for suppliers that are able to produce highly engineered products that will help OEMs quickly meet these stricter carbon-emission and fuel-economy requirements.

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
Medium/heavy Vehicle Markets
Markets outside of North America — Outside of North America, medium- and heavy-duty truck production was severely impacted in 2009 by the overall global economic weakness. With improving economic conditions, production levels outside North America are expected to rebound in 2010 — mostly during the second half of the year. We currently expect production outside North America in 2010 to be around 1.7 to 1.8 million units compared to 1.5 million units in 2009. (Source: Global Insight and ACT).
North America — Developments in this region have a significant impact on our results as North America accounts for more than 60% of our sales in the commercial vehicle market. The North American medium/heavy truck market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, as customers are being cautious about the economic outlook and, consequently, new vehicle purchases. We have begun to see signs of improving market conditions with new truck orders picking up in recent months and we expect the strengthening market conditions to continue into 2010. First quarter 2010 production of heavy-duty (Class 8) vehicles of approximately 30,000 units compares to 28,000 units produced in 2009, an increase of about 7%. In the medium-duty (Class 5-7) market, unit production during the first quarter of 2010 of around 25,000 units was about the same as first quarter 2009 production of 24,000 units.
     We currently expect 2010 Class 8 production in North America to be around 122,000 to 145,000 units — an increase of 5% to as much as 25% from 2009. On the medium duty Class 5-7 side, we expect 2010 production of about 106,000 to 129,000 units — a slightly higher year-over-year increase than for Class 8. (Source: Global Insight and ACT).
Off-Highway Markets
     Our off-highway business has become an increasingly more significant component of our total operations over the past few years. Unlike our on-highway businesses, our off-highway business is largely outside of North America, with more than 75% of its sales coming from outside North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. During 2009, the adverse effects of a weaker global economy significantly reduced demand levels in these markets. Demand in the construction market was down 70 to 75% from 2008 while demand in the agricultural market was down 35 to 40%. Unlike the light vehicle and commercial vehicle markets, we do not expect to see much improvement in market conditions until late 2010. We currently expect that this segment’s primary construction and agriculture markets could be somewhat weaker in 2010 than 2009, or at the top end of our estimates, relatively flat year-over-year.

Sales, Earnings and Cash Flow Outlook
     With the lower level of sales in 2009, we focused on aggressively right sizing our costs. Additional cost improvements are expected in 2010 as we complete remaining restructuring actions and identify new opportunities to reduce our costs. Further, given the structural cost improvements that we have made, we are not expecting to bring back all of the salaried and indirect labor cost that was eliminated as sales levels improve in 2010. Partially offsetting these expected operational cost improvements will be some higher costs associated with pension benefits and restoration of certain additional compensation programs. We also completed several pricing and material recovery initiatives during the latter part of 2008 and into 2009 that benefited margins in these years. While certain of these actions will provide additional margin improvement in 2010, on balance we do not expect that pricing will be a significant factor in our 2010 year-over-year profitability. During the first three months of 2010, market prices for steel and other commodity costs have increased. Pricing arrangements with our customers will enable us to recover a substantial portion of such increases, albeit subject to a time lag which varies by customer and operating segment between the incurrence of the increased cost and recovery from the customer. At present, we do not believe the level of increases will significantly impact our 2010 profit outlook.
     Based on the production outlook in our markets and the addition of some net new business, we currently expect our 2010 sales, as adjusted to remove the divested Structural Products businesses from both the prior and current year results, to increase by over 15% from 2009. In addition to the margin contribution from higher sales, as indicated above, cost reduction actions are expected to provide incremental profit improvement. Considering these factors and the divestiture of the Structural Products business, we currently expect improved full year 2010 profitability of approximately $150 to $200.
     During 2009, we generated cash flow from operating activities less capital expenditures of $109. Improved profitability, reduced working capital and disciplined capital expenditures helped cover cash needed for right sizing and restructuring the business. We expect positive cash flow from operating activities less capital expenditures again in 2010, primarily on the strength of improved earnings. Cash requirements for capital expenditures are expected to be $135 to $185 with restructuring activities expected to use approximately $100.
Results of Operations — Summary

	Three Months Ended
	March 31,		Increase
	2010	2009	(Decrease)
Net sales	$1,508	$1,216	$292
Cost of sales	1,368	1,228	140

Gross margin	140	(12)	152
Selling, general and administrative expenses	102	80	22
Amortization of intangibles	15	17	(2)
Restructuring charges, net	19	50	(31)
Other income (expense), net	(13)	29	(42)

Loss before interest, reorganization items and income taxes	(9)	(130)	121

Net loss attributable to the parent company	$(31)	$(157)	$126

Results of Operations (First Quarter, 2010 versus 2009)
Geographic Sales, Segment Sales and Margin Analysis
     The tables below show changes in our sales by geographic region and by segment for the quarters ended March 31, 2010 and 2009.
Geographical Sales Analysis

				Amount of Change Due To
	Three Months Ended March 31,		Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
North America	$756	$623	$133	$7	$(19)	$145
Europe	352	323	29	21		8
South America	212	155	57	33	(3)	27
Asia Pacific	188	115	73	23	(2)	52

Total	$1,508	$1,216	$292	$84	$(24)	$232

     First quarter 2010 sales increased 24% over the comparable 2009 period. The strengthening of international currencies against the U.S. dollar accounted for approximately 7% of the sales increase. The sale of our Structural Products business in early March 2010 resulted in reduced sales as compared to 2009 of $24. The remaining organic sales increase attributable to market volume, pricing and mix was $232, or 19% of 2009 sales.
     Sales in North American during the first quarter of 2010 adjusted for the effects of currency and divestitures, increased 23% over 2009. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty pickup and SUV production was up about 38% compared to 2009 and medium/heavy truck production was up about 6%. In the off-highway sector first quarter 2010 demand levels were relatively flat compared to 2009.
     The sales increase in Europe was principally due to currency effects. After adjusting for currency effects, European sales were 3% higher than 2009. Although European light vehicle production levels increased about 28%, our European business is more heavily weighted in the off-highway and medium/heavy truck markets where demand levels were generally down or flat as compared to last year’s first quarter.
     Stronger international currencies increased first quarter 2010 sales by $33 in South America and $23 in Asia Pacific. The sales increases, exclusive of currency effects, in South America and Asia Pacific of 17% and 45% are reflective of the year-over-year increases in production levels in these regions during the first quarter of 2010.
Segment Sales Analysis

				Amount of Change Due To
	Three Months Ended March 31,		Increase/	Currency			Organic
	2010	2009	(Decrease)	Effects	Divestitures		Change
LVD	$577	$417	$160	$35	$		$125
Power Technologies	228	156	72	13			59
Commercial Vehicle	302	264	38	17			21
Off-Highway	257	262	(5)	12			(17)
Structures	144	117	27	7		(24)	44

Total	$1,508	$1,216	$292	$84		$(24)	$232

     Our LVD, Power Technologies and Structures segments principally serve the light vehicle markets. Exclusive of currency effects, sales in 2010 increased 30% in LVD, 38% in Power Technologies and 38% in Structures as compared to the same period in 2009, all principally due to stronger vehicle production levels.

     Our Commercial Vehicle segment first quarter 2010 sales, adjusted for currency, were up 8%. This segment is heavily concentrated in the North American market where Class 5-8 truck production was up about 6% from the first quarter of 2009.
     With its significant European presence, our Off-Highway segment was favorably impacted by a stronger euro. Excluding currency effects, sales were down about 7% as demand levels in the construction, agriculture and other segments of this market were lower in 2010.
Margin Analysis
     The chart below shows our segment margin analysis for the three months ended March 31, 2010 and 2009.

	As a Percentage of Sales
	Three Months Ended
	March 31,
	2010	2009
Gross margin:
LVD	6.0%	(5.4)%
Power Technologies	14.7	2.5
Commercial Vehicle	9.4	5.0
Off-Highway	10.3	6.1
Structures	8.0	(12.6)

Consolidated	9.3%	(1.0)%

Selling, general and administrative expenses:
LVD	4.6%	4.8%
Power Technologies	9.1	11.5
Commercial Vehicle	6.4	6.7
Off-Highway	5.1	4.9
Structures	3.3	4.1

Consolidated	6.8%	6.6%
Gross margin — Consolidated gross margin for the first three months ended March 31, 2010 improved $152 as compared to the first quarter of 2009. Significantly higher sales levels favorably impacted 2010 margins by more than $50. Most of the remaining margin increase resulted from cost improvements realized through lower material cost, restructuring actions and ongoing cost reduction efforts.
     Margin in our LVD segment increased $61 from 2009. Stronger sales volume contributed approximately $25 to the margin improvement. Pricing improvements added another $8, while warranty cost increased by $4. The remaining margin increase resulted principally from cost reductions initiatives. Higher sales volume accounted for about half of the gross margin improvement of $30 in our Power Technologies segment, with cost reductions primarily generating the remainder. Despite our total Structures business being included for a little more than two months in 2010, gross margin was $26 higher than in 2009. Stronger sales volume increased margins by about $10, with improved pricing adding another $2. The remainder of the margin improvement came largely from cost reduction actions.
     In our Commercial Vehicle segment, first quarter 2010 margins were $17 higher than in 2009. Stronger sales volumes contributed approximately $10 of the increased margin with cost reduction actions the primary driver of the remaining improvement. The remaining margin improvement was attributable principally to cost reduction actions, which more than offset the material-related pricing recovery of $9 which benefitted margins in 2009. Despite weaker sales volumes in our Off-Highway segment, we experienced a gross margin improvement of $11. Margin improvement from cost reduction actions and other items more than offset the reduced margin of $6 from lower sales volume and pricing.

Selling, general and administrative expenses (SG&A) — SG&A expenses in the first quarter of 2010 were $22 higher than in the first quarter of 2009. Additional compensation and benefit costs are a major reason for the increase. No annual incentive compensation was accrued and no long-term incentive were awarded in the first quarter of 2009. The first quarter 2010 results reflect an accrual for expected costs associated with the annual incentive compensation program and, as well, long-term incentive grants were awarded during this year’s first quarter. As a result of these actions and restoration of certain additional programs that were suspended in 2009, SG&A expenses for the first quarter of 2010 are $11 higher than for the first quarter of last year. Absent this increase, SG&A expenses as a percentage of sales for the first quarter of 2010 would have been 6.0% as compared to 6.6% in 2009.
Restructuring charges and impairments — Restructuring charges are primarily costs associated with the workforce reduction actions and facility closures. Restructuring expense of $19 for the first quarter of 2010 represents a decrease from expense of $50 for 2009. Expense in both periods is primarily due to separation costs incurred in connection with workforce reductions.
Other income (expense), net — Other income (expense) was $(13) for the quarter ended March 31, 2010, as compared to $29 in the corresponding period of 2009. We incurred foreign exchange losses of $12 in 2010 whereas we reported a small gain in 2009. In 2010, we also recognized a loss on extinguishment of debt of $4 and an additional loss of $5 in connection with the completion of the sale of our Structures business. Contract cancellation income of $17 in connection with the early termination of a customer program was included in the 2009 amount.
Interest expense — Interest expense decreased by $9 in the first quarter of 2010 as compared to the same period in 2009, primarily as a result of debt repurchases and repayments over the past year.
Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. The income tax benefit was $3 and $9 for the three months ended March 31, 2010 and 2009. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the release of uncertain tax reserves and the effects of valuation allowances as discussed in Note 16 to the financial statements in Item 1, Part I.
Liquidity
Covenants — At March 31, 2010, we were in compliance with our debt covenants under the Amended Term Facility. Based on our current forecast assumptions, which include the effects of cost reduction actions and other initiatives, we expect to be able to maintain compliance for the next twelve months and we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during this period. While uncertainty surrounding the current environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from being able to satisfy the financial covenants in our debt agreements or to maintain sufficient liquidity.
Global liquidity — Our global liquidity at March 31, 2010 was as follows:

Cash and cash equivalents	$1,026
Less: Deposits supporting obligations	(44)

Available cash	982
Additional cash availability from lines of credit in the U.S. and Europe	279

Total global liquidity	$1,261

     As of March 31, 2010, the consolidated cash balance includes $563 located in the U.S. In addition, $96 is held by less-than wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access other cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements. Our current credit ratings are B and B3 from Standard and Poor’s and Moody’s.
     The principal sources of liquidity for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility.
     At March 31, 2010, there were no borrowings under our European trade receivable securitization program and $82 of availability based on the borrowing base. At March 31, 2010, we had no borrowings under the Revolving Facility but we had utilized $149 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $197 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $279 under these credit facilities.
Cash Flow

	Three Months Ended
	March 31,
	2010	2009
Cash used for changes in working capital	$(21)	$(112)
Other cash provided by (used in) operations	66	(62)

Total cash provided by (used in) operating activities	45	(174)
Cash provided by (used in) investing activities	103	(30)
Cash used in financing activities	(70)	(14)

Increase (decrease) in cash and cash equivalents	$78	$(218)

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and reorganization-related activity, other cash provided from operations was $66 during 2010, as compared to a use of $62 for the first three months of 2009. An increased level of operating earnings and reduced cash used for restructuring were primary factors for the higher level of cash provided by operations in 2010.
     Working capital consumed cash of $21 in the first quarter of 2010, whereas cash of $112 was used during last year’s first three months. Receivables at the end of the calendar year are typically lower due to seasonally lower sales in the month of December. Customarily, higher sales as we move through the first three months of the year result in cash being used to finance the increase in receivables. In 2009, first quarter sales levels were relatively weak, resulting in a cash use of only $18 for receivables. Stronger sales levels in 2010 led to a cash use of $123 to fund the increase in receivables. Inventory levels at the end of 2008 were considerably higher than needed. Consequently, concerted efforts to reduce inventory enabled us to generated cash of $124 in 2009. Excess inventory levels coming into 2010 had largely been worked down. As such, the higher sales levels in the first quarter of 2010 resulted in a cash use of $27 to fund inventory. The cash use in 2010 for higher receivables and inventory was substantially offset by cash provided by increased accounts payable and other net liabilities of $129. In contrast, reduced inventory purchases in 2009 led to a decrease in accounts payable and other net liabilities which used cash of $218.
Investing activities — Proceeds from the sale of the Structural Products business provided cash of $113 in the first quarter of 2010. Expenditures for property, plant and equipment in the first three months of 2010 were $11, whereas $30 of cash was used in the first quarter 2009 for capital expenditures.

Financing activities — The $70 use of cash in 2010 for financing activities was principally due to a use of $78 for long-term debt repayment. As described in Note 11 of the financial statements in Part 1, Item I, proceeds from the sale of the Structural Products business are required to be used to repay term facility debt. In the first quarter of 2009, the use of cash resulted primarily from using $27 of cash for debt reduction, which was partially offset by $11 of cash received in connection with the sale of our previous corporate headquarters property.
Contractual Obligations
     Preferred dividends accrued but not paid at March 31, 2010 and December 31, 2009 were $50 and $42. In March 2010, our Board authorized a $16 payment of dividends which was made in April 2010.
     The sale of substantially all of the Structural Products business reduced the 2009 projections previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 10-K) for our capital and operating lease commitments by $10, $17, $14 and $70 for 2010, 2011 through 2012, 2013 through 2014 and thereafter. Unconditional purchase obligations reported in our 2009 10-K were reduced by $43 for the year 2010.
     During the first quarter of 2010, we finalized a closing agreement with the U.S. Internal Revenue Service (IRS). In connection therewith, we expect to make a payment of approximately $75 to the IRS during the second quarter of 2010.
     There are no other material changes at March 31, 2010 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2009 10-K.
Contingencies
     For a summary of litigation and other contingencies, see Note 14 of the notes to our consolidated financial statements in Item 1 of Part I. We do not believe that any liabilities that may result from these contingencies are reasonably likely to have a material adverse effect on our liquidity or financial condition.
Critical Accounting Estimates
     The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1 to our consolidated financial statements and in Item 7 of our 2009 10-K and Item 1 of Part I of this Form 10-Q. There were no significant changes in the application of our critical accounting policies during the first three months of 2010.
Pension benefits — Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. The regulatory funding requirements use assumptions that differ from assumptions used to measure the funded status for U.S. GAAP. The most significant of our funded plans exist in the U.S. Future contributions are dependent on a number of factors, principally the changes in plan asset values and changes in interest rates. No cash contributions are required in 2010. However, we currently estimate that we will be required to contribute approximately $75 to our U.S. plans in 2011 depending on asset performance and discount rates in effect at the time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the market risk exposures discussed in Item 7A of our 2009 10-K.

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
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
CEO and CFO Certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2009 10-K for a more complete understanding of the matters covered by the Certifications.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     As discussed in Note 14 to our consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.
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
Item 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in Item 1A of our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2010. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
1/1/10 - 1/31/10	1,883	$10.23	—	—
2/1/10 - 2/28/10	925	10.65
3/1/10 - 3/31/10	46,802	11.81
Item 6. Exhibits
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: April 29, 2010	By:	/s/ James A. Yost
James A. Yost
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)