Form 10-Q
period 2010-06-30
DANA HOLDING CORP
filed 2010-07-29
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010
Commission File Number: 1-1063
Dana Holding Corporation
(Exact name of registrant as specified in its charter)

Delaware	26-1531856

(State of incorporation)	(IRS Employer Identification Number)

3939 Technology Drive, Maumee, OH	43537

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (419) 887-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2010

Common stock, $0.01 par value	140,445,750

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$1,526	$1,190	$3,034	$2,406
Costs and expenses
Cost of sales	1,357	1,123	2,725	2,351
Selling, general and administrative expenses	91	64	193	144
Amortization of intangibles	16	18	31	35
Restructuring charges, net	31	29	50	79
Impairment of long-lived assets		6		6
Other income (expense), net	12	61	(1)	90

Income (loss) before interest, reorganization items and income taxes	43	11	34	(119)
Interest expense	20	37	46	72
Reorganization items		(3)		(2)

Income (loss) before income taxes	23	(23)	(12)	(189)
Income tax benefit (expense)	(17)	21	(14)	30
Equity in earnings of affiliates	4	(1)	6	(4)

Net income (loss)	10	(3)	(20)	(163)
Less: Noncontrolling interests net income (loss)	1	(3)	2	(6)

Net income (loss) attributable to the parent company	9	—	(22)	(157)
Preferred stock dividend requirements	8	8	16	16

Net income (loss) available to common stockholders	$1	$(8)	$(38)	$(173)

Net income (loss) per share available to parent company stockholders:
Basic	$—	$(0.08)	$(0.28)	$(1.72)
Diluted	$—	$(0.08)	$(0.28)	$(1.72)
Average common shares outstanding
Basic	140	100	140	100
Diluted	146	100	140	100
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,059	$947
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2010 and $18 in 2009	860	728
Other	186	141
Inventories
Raw materials	284	300
Work in process and finished goods	331	308
Other current assets	94	59
Current assets held for sale	7	99

Total current assets	2,821	2,582
Goodwill	95	111
Intangibles	378	438
Investments and other assets	229	233
Investments in affiliates	114	112
Property, plant and equipment, net	1,315	1,484
Noncurrent assets held for sale	2	104

Total assets	$4,954	$5,064

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$48	$34
Accounts payable	767	601
Accrued payroll and employee benefits	120	103
Accrued restructuring costs	39	29
Taxes on income	29	40
Other accrued liabilities	288	270
Current liabilities held for sale	3	79

Total current liabilities	1,294	1,156
Long-term debt	891	969
Deferred employee benefits and other noncurrent liabilities	1,100	1,160
Commitments and contingencies (Note 14)

Total liabilities	3,285	3,285
Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $.01 par value, 450,000,000 shares authorized, 140,441,226 issued and outstanding	1	1
Additional paid-in capital	2,588	2,580
Accumulated deficit	(1,207)	(1,169)
Treasury stock, at cost	(1)
Accumulated other comprehensive loss	(581)	(504)

Total parent company stockholders’ equity	1,571	1,679
Noncontrolling interests	98	100

Total equity	1,669	1,779

Total liabilities and equity	$4,954	$5,064

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2010	2009
Cash flows — operating activities
Net loss	$(20)	$(163)
Depreciation	123	152
Amortization of intangibles	38	42
Amortization of deferred financing charges and original issue discount	13	18
Loss on sale of business	5
Loss (gain) on extinguishment of debt	4	(40)
Reorganization-related tax claim payment	(75)
Deferred income taxes	(6)	(26)
Pension expense in excess of (less than) contributions	9	(5)
Change in working capital	33	(35)
Other, net	(2)	(20)

Net cash flows provided by (used in) operating activities	122	(77)

Cash flows — investing activities
Purchases of property, plant and equipment	(26)	(54)
Proceeds from sale of businesses	113
Other	5	2

Net cash flows provided by (used in) investing activities	92	(52)

Cash flows — financing activities
Net change in short-term debt	13	(35)
Advance received on corporate facility sale		11
Proceeds from long-term debt	1	3
Repayment of long-term debt	(88)	(82)
Dividends paid to preferred stockholders	(16)
Dividends paid to noncontrolling interests	(2)
Other	1	(3)

Net cash flows used in financing activities	(91)	(106)

Net increase (decrease) in cash and cash equivalents	123	(235)
Cash and cash equivalents — beginning of period	947	777
Effect of exchange rate changes on cash balances	(11)	11

Cash and cash equivalents — end of period	$1,059	$553

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
     Dana Holding Corporation (Dana), incorporated in Delaware in 2007, is headquartered in Maumee, Ohio. We are a leading supplier of driveline products (axles and driveshafts), power technologies (sealing and thermal management products) and genuine service parts for light and heavy vehicle manufacturers. Our people design and manufacture products for every major vehicle producer in the world.
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
Summary of Significant Accounting Policies
Basis of presentation – Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.
Segments – In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with changes in our management structure and internal reporting. The Sealing and Thermal segments have been combined to form the Power Technologies segment. Prior period segment results have been conformed to the current year presentation. See Note 18 for segment results.
Recently Adopted Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance regarding new disclosures and clarification of existing disclosures of fair value measurements. This guidance covers significant transfers in and out of Levels 1 and 2 fair value measurements. In addition, the reconciliation of Level 3 fair value measurements must include information about purchases, sales, issuances and settlements presented separately. The guidance also clarified existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. We adopted the provisions of the standard on January 1, 2010, and it did not impact our consolidated financial statements.
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
Note 2. Divestitures and Acquisitions
Acquisitions – In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Dana Mauritius agreed, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. Based on the discussions among the parties to date, we expect to complete an agreement in 2010 and to increase our investment in DDAC.
Divestiture of Structural Products business – In December 2009, we signed an agreement to sell substantially all of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income (expense), net.
     In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price. We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the first quarter of 2011. We recorded an additional receivable of $8 representing recovery of working capital, which we expect to receive in the third quarter of 2010, subject to final agreement with the buyer. No significant changes to this receivable are expected based on current discussions.
     The $15 earn-out payment will be realized if the aggregate number of units produced by the divested operations for nine vehicle platforms specified in the agreement exceeds 650,000 during a twelve-month period within the fourteen months ending April 30, 2011. Estimated production for these periods currently ranges from 700,000 to 707,000 units. The earn-out payment decreases if unit production is below 650,000 and would be eliminated if production falls below 610,000. We believe that the realization of this earn-out is reasonably assured and its recognition is consistent with our policy regarding recognition of contingent consideration at fair value.
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
     The sale of our Structural Products business in Venezuela is expected to be completed in the third quarter of 2010.

     Assets and liabilities related to this transaction are reported as held for sale in our consolidated balance sheet and consisted of the following at June 30, 2010 and December 31, 2009. The amounts at June 30, 2010 represent the Venezuelan operation assets and liabilities to be sold in the third quarter.

	June 30,	December 31,
	2010	2009
Assets
Accounts receivable	$5	$62
Inventories	2	34
Other current assets		3

Current assets held for sale	$7	$99

Intangibles	$—	$16
Investments and other assets		6
Investments in affiliates		17
Property, plant and equipment, net	2	65

Non-current assets held for sale	$2	$104

Liabilities
Accounts payable	$3	$54
Accrued payroll		7
Other accrued liabilities		18

Current liabilities held for sale	$3	$79

     In the consolidated statement of cash flows, we have not segregated the cash flows related to assets and liabilities held for sale.
Other agreements – In August 2007, we executed an agreement relating to our two remaining joint ventures with GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG). This agreement included the grant of a call option for GETRAG to acquire our interests in these joint ventures for $75 and our payment to GETRAG of $11 under certain conditions. In September 2008, we amended our agreement with GETRAG and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the $11 liability. As a result of the reduced call price, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates. During the period covered by the options, the call prices effectively capped the carrying value of our investment. As a result, the recognition of positive equity earnings and the corresponding increase in our investment in GETRAG were effectively offset by the recognition of charges to reflect other-than-temporary impairment to the extent of the equity earnings. Concurrent with the expiration of the option in September 2009, the cap was eliminated. We are now recognizing equity in the earnings of GETRAG without an offsetting impairment charge.
Note 3. Restructuring of Operations
     Restructuring of our manufacturing operations was an essential component of our Chapter 11 reorganization plans and remains a primary focus of management. We continue to eliminate excess capacity by closing and consolidating facilities and repositioning operations in lower cost facilities or those with excess capacity and focusing on reducing and realigning overhead costs. Restructuring expense includes costs associated with current and previously announced actions including various workforce reduction programs, manufacturing footprint optimization actions and other restructuring activities across our global businesses. In connection with our restructuring activities, we classify incremental depreciation as restructuring expense when a planned closure triggers accelerated depreciation. This amount is included in accelerated depreciation/impairment in the table below.

     During the first half of 2009, we continued to implement cost reduction activities initially begun in 2008 in response to adverse economic conditions. As part of the continuation of the voluntary separation program begun in the fourth quarter of 2008, we recorded a $10 charge for severance and related benefit costs for approximately 125 salaried employees, predominantly in the U.S. and Canada, during the first quarter of 2009. We also implemented other employee reduction programs and continued our global business realignment activities, including the closures of our Mississauga, Ontario; Calatayud, Spain and McKenzie, Tennessee facilities in our Power Technologies business, as well as our Beamsville, Ontario facility in our Commercial Vehicle business. Including the $10 associated with the voluntary separation program, these actions resulted in a total charge of $63 for severance and related benefit costs and a global headcount reduction from 29,000 at the end of 2008 to 22,000 as of June 30, 2009. Restructuring charges during the first half of 2009 also included $16 of exit costs and accelerated depreciation/impairment costs, including those associated with other previously announced initiatives.
     In the first quarter of 2010, we announced our plans to consolidate our Heavy Vehicle operations which will result in the closing of the Kalamazoo, Michigan and Statesville, North Carolina facilities. Certain costs associated with this consolidation had been accrued in 2009. We also announced the planned closure of the Yennora, Australia facility in our Light Vehicle Driveline (LVD) business and the associated transfer of certain production activity to other global operations during 2010. In the second quarter of 2010, we approved certain additional business realignment and headcount reduction initiatives, primarily in our European and Venezuelan operations. Including costs associated with previously announced initiatives, we expensed $50 for these actions during the first half of 2010, including $34 of severance and related benefit costs, $11 of exit costs and $5 of accelerated depreciation/impairment cost.
Restructuring charges and related payments and adjustments –

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at March 31, 2010	$25	$—	$2	$27
Activity during the period:
Charges to restructuring	26	2	6	34
Adjustments of accruals	(2)		(1)	(3)
Non-cash write-off		(2)		(2)
Cash payments	(10)		(6)	(16)
Currency impact	(1)			(1)

Balance at June 30, 2010	$38	$—	$1	$39

Balance at December 31, 2009	$26	$—	$3	$29
Activity during the period:
Charges to restructuring	38	5	12	55
Adjustments of accruals	(4)		(1)	(5)
Non-cash write-off		(5)		(5)
Cash payments	(21)		(13)	(34)
Currency impact	(1)			(1)

Balance at June 30, 2010	$38	$—	$1	$39

     At June 30, 2010, $39 of realignment accruals remained in accrued liabilities, including $38 for the reduction of approximately 1,100 employees to be completed over the next two years and $1 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $25 in 2010 and $14 thereafter.

Cost to complete – The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to	Year-to-date	Total	Cost to
	2010	2010	to Date	Complete
LVD	$41	$21	$62	$31
Structures	35	1	36	2
Power Technologies	19	5	24	3
Off-Highway	2	4	6	2
Commercial Vehicle	43	12	55	22
Other		7	7

Total	$140	$50	$190	$60

     The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.
Note 4. Goodwill, Other Intangible Assets and Long-lived Assets
     We test the carrying values of goodwill and other non-amortizable assets for impairment annually as of October 31 and more frequently if conditions arise that warrant an interim review. We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable.
Valuations and projections – We utilize various valuation methods for our impairment testing. These valuations are based in part on our cash flow projections for our segments and certain asset groups below the segment level. We use our internal forecasts, which we update monthly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business.
     During the second quarter of 2009, the negative impact of declining production expectations on our forecasts triggered impairment assessments of all our long-lived assets. By December 2009, our projected cash flows and earnings had improved as we began to see modest economic recovery and increasing customer demand. Our forecasts have continued to strengthen during the first half of 2010. Consequently, except for the fourth quarter 2009 decision to sell our Structures business, there were no developments that triggered an assessment of long-lived assets during the second half of 2009 or the first half of 2010.
Goodwill – Our goodwill, which is assigned to our Off-Highway operating segment, totaled $95 at June 30, 2010 and $111 at December 31, 2009. The strengthening of the U.S. dollar relative to the euro resulted in the $16 decline in the reported goodwill amounts in the first half of 2010.
     In assessing the recoverability of goodwill, estimates of fair value are based upon an average of the net present value of projected future cash flows and multiples of current earnings relative to the multiples of our peers in each segment. Based on our October 31, 2009 impairment analysis and improvement in projections of cash flows and earnings since that analysis, the fair value of the Off-Highway segment remains significantly higher than its carrying value, including goodwill. Accordingly, we do not believe that our goodwill is at risk of being impaired.

Other non-amortizable intangibles – Non-amortizable intangible assets relate to all of our segments except Structures and consist of the Dana ® and Spicer ® trademarks and trade names. Non-amortizable intangible asset valuations utilize a relief from royalty method which is based on revenue streams. Our sales forecasts have shown consistent improvement since the second quarter of 2009 when we recorded an impairment of $6. No impairment was recorded during the fourth quarter of 2009 in connection with the required annual assessment. Accordingly, we do not believe that these assets are at risk of being impaired.
Long-lived assets and amortizable intangible assets – Our long-lived assets included property, plant and equipment and amortizable intangibles: core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.
     When impairment testing of these assets is required, we group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. Our valuation is based on the cash flow projections discussed above applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals.
     As a result of an agreement in the fourth quarter of 2009 to sell substantially all the assets of our Structures segment, we impaired the property, plant and equipment and amortizable intangibles of this segment by $121 and $29 in December 2009. Following the closing related to this sale in March 2010, no intangible assets remain in this segment. The remaining property, plant and equipment of the Structures segment, including assets held for sale, has a carrying value of $30 as of June 30, 2010. Based on our current cash flow projections, the undiscounted cash flows exceed the carrying value of these assets and we do not expect to impair these assets in the future. For our other operating segments, the June 2009 analysis of undiscounted cash flows and improvements in earnings and cash flow projections since that analysis indicate that the cash flows significantly exceed the carrying values. In addition, no triggering events have occurred. Accordingly, we do not believe that these long-lived assets are at risk of being impaired.
Components of amortizable and non-amortizable intangible assets –

	Weighted	June 30, 2010			December 31, 2009
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$90	$(34)	$56	$98	$(31)	$67
Trademarks and trade names	17	4	(1)	3	4		4
Customer relationships	8	397	(143)	254	483	(165)	318
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Less: Assets held for sale					(62)	46	(16)

		$556	$(178)	$378	$588	$(150)	$438

     The net carrying amounts of intangible assets attributable to each of our operating segments at June 30, 2010 were as follows: LVD – $21, Power Technologies – $47, Commercial Vehicle – $174 and Off-Highway – $136.

     Amortization expense related to the amortizable intangible assets is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Charged to cost of sales	$3	$3	$7	$7
Charged to amortization of intangibles	16	18	31	35

Total amortization	$19	$21	$38	$42

     Estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2010 exchange rates are: remainder of 2010 – $30, 2011 – $58, 2012 – $58, 2013 – $58 and 2014 – $55. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.
Note 5. Capital Stock
Series A and Series B Preferred Stock – Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) have been accrued from the issue date and are payable in cash on a quarterly basis as approved by the Board of Directors. The payment of preferred dividends was suspended in November 2008 under the terms of our Term Facility Credit and Guaranty Agreement as amended on November 21, 2008 (the Amended Term Facility) but became payable at the discretion of our Board of Directors at the end of 2009 when our total leverage ratio became less than 3.25:1.00. A dividend payment of $16 was made in April 2010 leaving us with preferred dividends accrued at June 30, 2010 of $42. In July 2010, the Board of Directors authorized the payment of a $2 per share dividend to shareholders of our preferred stock. An aggregate cash payment of $16, representing two quarterly dividends, is payable on August 16, 2010 to preferred shareholders of record as of the close of business on July 30, 2010.
Common Stock – As of June 30, 2010, there were 140,441,226 shares of our common stock issued and outstanding, net of 181,576 in treasury shares withheld at cost to satisfy tax obligations due upon the payment of stock awards and other taxable distributions of shares.
Note 6. Earnings per Share
     The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted-average number of shares
outstanding — basic	140.3	100.2	139.9	100.2
Employee compensation-related
shares, including stock options	5.8

Weighted-average number of shares
outstanding — diluted	146.1	100.2	139.9	100.2

     Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury. Under the terms of our Series A and Series B convertible preferred stock, the conversion price is $11.93. Our preferred shares would have converted into approximately 66.2 and 59.9 million shares of common stock at June 30, 2010 and 2009. Conversion of the preferred stock is not included in the share count for diluted earnings per share for the quarter ended June 30, 2010 because the inclusion of the converted preferred shares and the exclusion of the preferred dividend from earnings would result in earnings per share that are anti-dilutive. Conversion of the preferred stock was not included in the share count for diluted earnings per share in the other periods reported due to the anti-dilutive effect on the net loss.
     The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.4 million and 6.0 million CSEs from the calculations of earnings per share for the quarters ended June 30, 2010 and 2009 and 1.9 million and 5.8 million CSEs from the calculations for the six months ended June 30, 2010 and 2009 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 0.8 million for the three months ended June 30, 2009 and we excluded 5.7 million and 0.5 million for the six-month periods in 2010 and 2009 due to the dilutive effect on the loss for these periods.
Note 7. Incentive and Stock Compensation
     Our Board of Directors granted 0.9 million stock options, 0.2 million stock appreciation rights (SARs), 0.5 million notional performance shares and 0.1 million restricted stock units (RSUs) during the first half of 2010 under the 2008 Omnibus Incentive Plan. The weighted-average per share exercise price of the options and SARs issued during the period was $11.58 and $11.33. The weighted-average per share fair value at grant date of the options and SARs issued during the period was $7.14 and $6.98. The weighted-average per share grant-date fair value of the performance shares and RSUs were $11.37 and $11.72. Stock options and SARs related to 1.0 million shares were exercised and 0.2 million shares were forfeited in the first half of 2010.
     We estimated fair values for options and SARs granted during the first six months of 2010 using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data.

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.81%	2.75%
Expected volatility	66.09%	66.10%
     We recognized stock compensation expense of $3 and $2 during the three months ended June 30, 2010 and 2009 and $6 and $4 during the respective six-month periods. As of June 30, 2010, the total unrecognized compensation cost related to the nonvested portions of all stock based awards granted and expected to vest over the next 0.5 to 2.9 years was $17. This cost is expected to be recognized over a weighted-average period of one year.

Note 8. Pension and Postretirement Benefit Plans
     We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.
Components of net periodic benefit costs —

	Pension				OPEB - Non-U.S.
	Three Months Ended June 30,				Three Months Ended
	2010		2009		June 30,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2010	2009
Service cost	$—	$1	$—	$2	$—	$—
Interest cost	26	5	28	4	2	2
Expected return on plan assets	(24)	(2)	(29)	(2)
Amortization of net actuarial loss	3

Net periodic benefit cost (credit)	5	4	(1)	4	2	2
Curtailment gain						(1)
Settlement loss		1

Net periodic benefit cost (credit) after curtailment gain	$5	$5	$(1)	$4	$2	$1

	Pension				OPEB - Non-U.S.
	Six Months Ended June 30,				Six Months Ended
	2010		2009		June 30,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2010	2009
Service cost	$—	$2	$—	$3	$—	$—
Interest cost	52	9	55	9	4	3
Expected return on plan assets	(48)	(3)	(58)	(4)
Amortization of net actuarial loss	6

Net periodic benefit cost (credit)	10	8	(3)	8	4	3
Curtailment gain					(1)	(1)
Settlement loss		1

Net periodic benefit cost (credit) after curtailment gain	$10	$9	$(3)	$8	$3	$2

Note 9. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the net income (loss) attributable to the parent company and components of other comprehensive income (OCI) such as currency translation adjustments that are charged or credited directly to equity.
Components of total comprehensive income (loss) —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Parent company:
Net income (loss) attributable to parent company	$9	$—	$(22)	$(157)
Other comprehensive income (loss):
Currency translation adjustments	(64)	104	(92)	56
Benefit plan actuarial loss, net		(5)	(2)	(15)
Benefit plan curtailments			1
Benefit plan settlements	1		1
Reclassification to net loss of divestiture CTA			10
Reclassification to net income (loss) of benefit plan amortization	3		6
Income tax provision		(9)		(9)
Unrealized investment gains (loss) and other	3	30	(1)	19

Comprehensive income (loss) attributable to the parent company	$(48)	$120	$(99)	$(106)

Noncontrolling interests:
Net income (loss)	$1	$(3)	$2	$(6)
Other comprehensive income:
Currency translation		4	1	1

Comprehensive income (loss) attributable to noncontrolling interests	1	1	3	(5)

Total comprehensive income (loss)	$(47)	$121	$(96)	$(111)

Changes in equity —

	Parent	Noncontrolling	Total
	Equity	Interests	Equity
Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive loss	(106)	(5)	(111)
Preferred stock dividends	(16)		(16)
Stock compensation	4		4
Dividends paid		(2)	(2)

Balance, June 30, 2009	$1,910	$100	$2,010

Balance, December 31, 2009	$1,679	$100	$1,779
Comprehensive income (loss)	(99)	3	(96)
Preferred stock dividends	(16)		(16)
Stock compensation	7		7
Dividends paid		(5)	(5)

Balance, June 30, 2010	$1,571	$98	$1,669

Note 10. Cash Deposits
     Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$551	$354	$905
Cash and cash equivalents held as deposits	3	40	43
Cash and cash equivalents held at less-than-wholly-owned subsidiaries		111	111

Balance at June 30, 2010	$554	$505	$1,059

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
Note 11. Financing Agreements
Exit financing – As of June 30, 2010, we had gross borrowings of $917 and unamortized original issue discount (OID) of $47 under the Amended Term Facility and no borrowings under the Revolving Facility. We had utilized $146 for letters of credit. The weighted-average interest rate on the term loan debt was 4.6% at June 30, 2010. Based on our borrowing base collateral of $383, we had potential availability at that date under the Revolving Facility of $237 after deducting the outstanding letters of credit.
     The provisions of our Amended Term Facility require that net cash proceeds from the Structural Products business divestiture be used to pay down our term loan debt within five days of being received. During March 2010, a total of $83 was received in the U.S. and remitted to our lenders. Approximately $8 of the $83 was received by the Dana subsidiary that acquired approximately 10% of parent company debt in 2009. In connection with the debt repayment, we wrote off the related OID of $4 as a loss on extinguishment of debt, resulting in a $71 decrease in net debt and we expensed $2 of related issuance costs as interest expense. There was $30 of cash proceeds received in March which was still held outside the U.S. at March 31. During the second quarter of 2010, $7 of the proceeds was repatriated to the U.S. and a like amount of our term loan was repaid. Approximately $1 of the $7 was received by the Dana subsidiary that acquired approximately 10% of parent company debt in 2009 resulting in a $6 decrease in net debt. The remaining $23 of cash proceeds will be remitted to our lenders, net of applicable taxes, when repatriated to the U.S. The remainder of the proceeds, including the working capital recovery, will be used to repay our term facility debt when received from Metalsa.
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
Interest rate agreements – Interest on the Amended Term Facility accrues at variable interest rates. Under the Amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011. The fair value of this contract, which effectively caps our interest rate at 10.25% on $699 of debt, was less than $1 as of June 30, 2010.

European receivables loan facility – At June 30, 2010, there were no borrowings under this facility although $155 of accounts receivable available as collateral under the program would have supported $90 of borrowings.
Covenants – We were in compliance with our debt covenants at June 30, 2010 and, based on our current forecast assumptions, we expect to be able to satisfy our debt covenants during the next twelve months. Our covenants did not restrict the borrowing available from our credit facilities, which was $327, based on the borrowing base collateral of our credit lines.
Note 12. Fair Value Measurements
     In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.
Items measured at fair value on a recurring basis – Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Markets	Inputs	Inputs
		Active	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2010:
Notes receivable — noncurrent asset	$97	$—	$—	$97
Currency forward contracts — current asset	4		4
Currency forward contracts — current liability	6		6

December 31, 2009:
Notes receivable — noncurrent asset	$94	$—	$—	$94
Currency forward contracts — current liability	4		4
Changes in level 3 recurring fair value measurements –

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Notes receivable
Beginning of period	$94	$14	$91	$20
Accretion of value (interest income)	3	3	6	5
Unrealized gain (OCI)		28		20

End of period	$97	$45	$97	$45

     Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004. Its carrying amount is adjusted each quarter to the lower of its contractual value or its fair value, which is based on the market value of publicly traded debt of the operating subsidiary of the obligor. The fair value of the note at June 30, 2010 and December 31, 2009 approximated the contractual value and we believe that the note will be paid in full at the end of the term. Net changes in the values of the other notes receivable were less than $1.

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
Note 13. Risk Management and Derivatives
     The total notional amounts of outstanding foreign currency derivatives as of June 30, 2010 and December 31, 2009 was $146 and $86, comprised of forward contracts involving the exchange of U.S. dollars, euros, British pounds, Swiss francs, Swedish krona, Japanese yen and Indian rupees plus a cross-currency swap involving the exchange of Australian dollars and the South African rand. Our foreign exchange contracts are not designated as hedges and, accordingly, changes in fair value of these instruments are reported in income in the period in which they occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income (expense), net.
     The fair values of derivative instruments included within the consolidated balance sheet as of June 30, 2010 and December 31, 2009 are $4 of receivables under forward contracts reported as part of other current assets and $6 of payables under forward contacts reported in other accrued liabilities, compared to less than $1 of receivables under forward contracts and $4 of payables under forward contacts as of December 31, 2009. We also carry an interest rate cap on a notional value of $699 of our long-term debt. The fair value of this derivative at June 30, 2010 and December 31, 2009 was less than $1.
Note 14. Commitments and Contingencies
Asbestos personal injury liabilities – We had approximately 31,000 active pending asbestos personal injury liability claims at June 30, 2010 and December 31, 2009. Approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $110 for indemnity and defense costs for settled, pending and future claims at June 30, 2010, compared to $113 at December 31, 2009. We use a fifteen-year time horizon for our estimate of this liability.
     At June 30, 2010, we had recorded $58 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, unchanged from the asset at December 31, 2009. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage in place agreements with our insurers confirming substantially all of the related coverage, and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs. During the first six months of 2010, we recorded $1 of pre-tax expense ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily associated with asbestos-related insurance receivables at December 31, 2009. These adjustments were not considered material to the current period or to the prior periods to which they relate.
     During the second quarter of 2009, we determined that our post-reorganization claims activity warranted a reevaluation of our estimated liability for asbestos claims. This resulted in a reduction of the estimated liability and a benefit of $6, net of insurance recoverables, which was recognized in selling, general and administrative expense.

Other product liabilities – We had accrued $2 for non-asbestos product liability costs at June 30, 2010 compared to $1 at December 31, 2009, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.
Environmental liabilities – Accrued environmental liabilities at June 30, 2010 were $15, compared to $17 at December 31, 2009. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. At June 30, 2010 and December 31, 2009, other accounts receivable included $2 recoverable from an insurer in connection with an agreement reached in the second quarter of 2009.
Bankruptcy claims resolution – On the Effective Date, the Plan was consummated and we emerged from Chapter 11. As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $542), increasing the total shares issued to 94 million (valued in reorganization at $2,170) for unsecured claims of approximately $2,251. The corresponding decrease in the disputed claims reserve leaves approximately 4 million shares (valued in reorganization at $100). The remaining disputed and unliquidated claims total approximately $73. To the extent that these remaining claims are settled for less than the 4 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.
     Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the future resolution of these disputed claims will not have an impact on our results of operations or financial condition.
Other legal matters – We are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, we believe that the liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition or results of operations.
Note 15. Warranty Obligations
     We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$82	$93	$83	$100
Amounts accrued for current period sales	12	5	24	13
Adjustments of prior accrual estimates	2	(5)	3	(5)
Settlements of warranty claims	(11)	(13)	(24)	(26)
Foreign currency translation and other	(2)	3	(3)	1

Balance, end of period	$83	$83	$83	$83

     We have been notified by Toyota Motor Corporation concerning a quality issue relating to frame corrosion on certain Toyota Tacoma trucks produced between 1995 and 2004 that could allegedly result in a warranty claim. Dana and Toyota have been involved in discussions regarding this matter and have recently agreed to participate in non-binding mediation. Based on the information currently available, we do not believe that this matter will result in a material liability to Dana. In addition, we have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for Sogefi that are used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.
Note 16. Income Taxes
     We estimate the effective tax rate expected to be applicable for the full fiscal year and use that rate to provide for income taxes in interim reporting periods. We also recognize the tax impact of certain discrete (unusual or infrequently occurring) items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.
     We provide for U.S. federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations. During the first six months of 2010, we continued to modify our forecast for future repatriations due to the current market conditions. Accordingly, we adjusted the future income and non-U.S. withholding tax liabilities for these repatriations and recognized an expense of $1 and $3 for the three and six months ended June 30, 2010. We recognized a benefit of $12 and $19 for the three and six months ended June 30, 2009.
     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense of less than $1 was recognized in income tax expense for the three and six months ended June 30, 2010 and $1 and $4 was recognized in the three and six months ended June 30, 2009. During the first quarter of 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service (IRS) audit cycles that were settled during the quarter. During the second quarter of 2010, we paid a bankruptcy claim of $75 in satisfaction of the settlement of these audit cycles.
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
     We reported income tax expense of $17 and $14 for the three and six months ended June 30, 2010 and income tax benefit of $21 and $30 for the three and six months ended June 30, 2009. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the existence of valuation allowances in many countries, non-deductible expenses, withholding taxes related to expected repatriations of international earnings and adjustments to uncertain tax reserves.

Note 17. Other Income (Expense), Net
Other income (expense), net included —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income	$7	$6	$13	$12
Gain (loss) on extinguishment of debt		40	(4)	40
Foreign exchange gain (loss)	2	5	(10)	6
Loss on sale of Structural Products business			(5)
Contract cancellation income				17
Other	3	10	5	15

Other income (expense), net	$12	$61	$(1)	$90

     As discussed in Note 11, the gain (loss) on extinguishment of debt resulted from the repayment and repurchase of term loan debt.
     The sale of substantially all of our Structural Products business is discussed in Note 2.
     Dana and its subsidiaries enter into foreign exchange forward contracts to hedge currency exposure on certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions in the normal course of business. Foreign exchange forward contracts are marked to market, with the gain or loss recorded in cost of sales for material purchase transactions and in other income (expense), net for intercompany accounts. Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. Foreign exchange gain (loss) for the six months ended June 30, 2010 also includes a charge of $3 for the devaluation of the Venezuelan bolivar.
     The contract cancellation income of $17 in 2009 represents recoveries in connection with early cancellation of certain customer programs during the first quarter of 2009.
Note 18. Segments
     The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through five operating segments with three operating segments – LVD, Structures and Power Technologies – focused on specific products for the light vehicle market and two operating segments – Commercial Vehicle and Off-Highway – focused on specific medium-duty and heavy-duty vehicle markets. In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with our management structure and internal reporting as the Sealing and Thermal segments were combined into the Power Technologies segment. The results of these segments have been retroactively adjusted to conform to the current reporting.
     In March 2010, we completed the sale of substantially all of our Structures segment. We retained the Longview, Texas facility in this segment and we are continuing to report the results of that operation in our Structures segment. The operations of the Structures segment in Venezuela are also included pending the close on the sale of the operations which is expected to occur in the third quarter.
     The primary measure of operating results is segment EBITDA which is closely aligned with the definition of EBITDA in our debt agreements. Our segments receive a charge for corporate and other shared administrative costs. Costs allocated to the operating segments are $29 and $28 for the three months and $60 and $56 for the six months ended June 30, 2010 and 2009.

     We used the following information to evaluate our operating segments:

	Three Months Ended June 30,
	2010			2009
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$650	$48	$66	$444	$29	$39
Power Technologies	234	7	35	161	4	1
Commercial Vehicle	335	22	37	262	16	23
Off-Highway	287	10	25	194	6	5
Structures	18		(3)	129	2
Eliminations and other	2	(87)			(57)

Total	$1,526	$—	$160	$1,190	$—	$68

	Six Months Ended June 30,
	2010			2009
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$1,227	$92	$110	$861	$58	$31
Power Technologies	462	13	62	317	7
Commercial Vehicle	637	44	59	526	28	29
Off-Highway	544	18	46	456	14	16
Structures	162	2	8	246	4	9
Eliminations and other	2	(169)			(111)

Total	$3,034	$—	$285	$2,406	$—	$85

     The following table reconciles segment EBITDA to the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Segment EBITDA	$160	$68	$285	$85
Shared services and administrative	(4)	(5)	(9)	(10)
Other income (expense) not in segments	(3)	33	(9)	32
Foreign exchange not in segments	1	(2)	(5)	3
Depreciation	(61)	(79)	(123)	(152)
Amortization of intangibles	(19)	(21)	(38)	(42)
Restructuring	(31)	(29)	(50)	(79)
Impairment of long-lived assets		(6)		(6)
Reorganization items, net		3		2
Gain (loss) on extinguishment of debt		40	(4)	40
Strategic transaction expenses		(2)		(2)
Loss on sale of assets, net	(1)		(6)	(1)
Stock compensation expense	(3)	(2)	(5)	(4)
Foreign exchange on intercompany loans, Venezuelan currency devaluation and market value adjustments on forwards	(3)	10	(15)	5
Interest expense	(20)	(37)	(46)	(72)
Interest income	7	6	13	12

Income (loss) before income taxes	$23	$(23)	$(12)	$(189)

     Assets and liabilities of the Structures segment declined with the sale of substantially all of the Structural Products business in March 2010. See Note 2 for additional information on the detail of assets and liabilities held for sale related to this segment.
Note 19. Reorganization Items
     Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items. During the second quarter of 2009, we recorded a reorganization item benefit of $3 and reduced a vacation benefit liability pursuant to final union agreements. We incurred a net benefit of $2 during the first half of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)
     Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.
Forward-looking Information
     Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made or the date of this filing and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.
Management Overview
     Dana Holding Corporation (Dana) is a leading supplier of driveline products (axles and driveshafts) power technologies (sealing and thermal-management products) and genuine service parts for light and heavy vehicle manufacturers world-wide. Our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Headquartered in Maumee, Ohio, Dana was incorporated in Delaware in 2007. As of June 30, 2010, we employed approximately 22,000 people and owned or leased 94 major facilities in 23 countries around the world.
     We are committed to continuing to diversify our product offerings, customer base and geographic footprint and minimizing our exposure to individual market and segment declines. In the first half of 2010, 50% of our revenue came from North American operations and 50% from operations throughout the rest of the world. Light vehicle products accounted for 61% of our global revenues, with commercial vehicle and off-highway products representing 39%.
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

     Our business strategies will increasingly be directed at opportunities for profitably growing the business. Over the past two years, we have worked with our customers to address program pricing. The improvements on this front, combined with reductions to our cost structure, have improved the underlying profitability of our major customer programs. These operational improvements, along with the actions we took in 2009 to reduce debt and strengthen our cash position, have significantly improved our financial position. As a result, we are better positioned today to pursue attractive growth opportunities in a number of our businesses, particularly outside North America. Our growth strategies include reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Material technology advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications currently in demand. During the first quarter of 2010, we announced the consolidation of our Heavy Vehicle products North American engineering centers in Kalamazoo, Michigan and Statesville, North Carolina with our light vehicle engineering center in Maumee, Ohio, allowing us the opportunity to better share technologies among our businesses.
     Securing new program wins while maintaining existing business is important to our future success. We currently expect to achieve net new business awards during 2010 that would generate aggregate sales from 2010 through 2014 of around $650 to $700.
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
     In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price. We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the first quarter of 2011. We recorded an additional receivable of $8 representing recovery of working capital, which we expect to receive in the third quarter of 2010, subject to final agreement with the buyer.
     The $15 earn-out payment will be realized if the aggregate number of units produced by the divested operations for nine vehicle platforms specified in the agreement exceeds 650,000 during a twelve-month period within the fourteen months ending April 30, 2011. Estimated production for these periods currently ranges from 700,000 to 707,000 units. The earn-out payment decreases if unit production is below 650,000 and would be eliminated if production falls below 610,000. We believe that the realization of this earn-out is reasonably assured and its recognition is consistent with our policy regarding recognition of contingent consideration at fair value.
     In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, Dana will guarantee the affiliate’s performance under the leases which run through June 2025 including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, Dana is entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property. The sale of our Structural Products business in Venezuela is expected to be completed in the third quarter of 2010.

     In connection with the receipt of proceeds from the sale, we repaid $83 of our term loan debt in March 2010 and $7 in June 2010. Future cash proceeds and repatriations to the U.S. of proceeds already received are required to be used to repay our term loan debt. See Note 11 to the consolidated financial statements in Item 1 of Part I.
Acquisitions
     In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Dana Mauritius agreed, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. Based on the discussions among the parties to date, we expect to complete an agreement in 2010 and to increase our investment in DDAC by approximately $120.
Segments
     We manage our operations globally through five operating segments. Our products in the light vehicle market primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, sports utility vehicles (SUVs), crossover utility vehicles, vans and passenger cars. The operating segments in the light vehicle markets are Light Vehicle Driveline (LVD), Power Technologies and Structures. Substantially all of the Structures business was sold in the first quarter of 2010.
     The reporting of our operating segment results was reorganized in the first quarter of 2010 in line with our management structure as the Sealing and Thermal segments were combined into the Power Technologies segment. The results of these segments have been retroactively adjusted to conform to the current reporting structure.
     Two operating segments, Commercial Vehicle and Off-Highway, support the OEMs of medium-duty (Classes 5-7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).
Trends in Our Markets
Light Vehicle Markets
Markets outside of North America — Overseas markets are expected to take on increasing importance for us as they experience greater growth. During 2009, overall global economic weakness impacted light vehicle production in these markets, just as it did in North America. The improving market conditions that were evident in the fourth quarter of 2009 continued into 2010. Second quarter 2010 production outside North America was up about 19% from the same period in 2009. Europe second quarter production was up around 7%, while the South America and Asia Pacific regions were up 11% and 29%. First half 2010 production levels outside North America were about 32% higher than the comparable 2009 period — with Europe up 20%, South America up 17% and Asia Pacific up 44%. Our current outlook for light vehicle markets outside North America is full year 2010 unit production of 51 to 54 million. We expect European production in 2010 to be flat to up around 4% as compared to 2009, with our two other regions being somewhat stronger, South America up in the 12 to 20% range and Asia Pacific 9 to 16% higher than 2009.

North America — Production levels in the North American markets were negatively impacted by overall economic conditions beginning in the second half of 2008 and continuing through much of 2009. Production levels increased dramatically during the second half of 2009 as General Motors and Chrysler both emerged from relatively short bankruptcy reorganizations and improving market and overall economic conditions led to increased vehicle sales. For the second quarter of 2010, light vehicle unit production was approximately 3 million vehicles or about 70% higher than second quarter 2009. In the light truck pickup, van and SUV segment where more of our programs are focused, second quarter 2010 production of 879,000 vehicles was up about 77% from 2009. First half 2010 light vehicle production levels were higher than first half 2009 by about 70%, with 2010 light truck pickup, van and SUV segment production for the first six months being 58% higher than in 2009.
     With vehicle sales strengthening since the second half of 2009, total light vehicle inventory levels declined significantly from relatively high levels in the first half of 2009, to 53 days supply at December 31, 2009 and 55 days at June 30, 2010, levels that continue to be relatively low based on historical norms. Stronger light vehicle truck sales have similarly contributed to reduce inventories — standing at around 57 days at June 30, 2010. Based on current inventory levels, near-term production levels are likely to be driven more directly by vehicle sales.
     Somewhat weaker sales in the month of June 2010 and a softening of second half 2010 sales forecasts indicate that the overall economic environment continues to be somewhat fragile. We presently expect 2010 North American light vehicle production to be around 10.9 to 11.4 million units, an increase of 28 to 33% over 2009. As we look at our primary light truck segment, we are forecasting 2010 production level increases in the 18 to 29% range for the full year.
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
Medium/Heavy Vehicle Markets
Markets outside of North America — Outside of North America, medium- and heavy-duty truck production was severely impacted in 2009 by the overall global economic weakness. With improving economic conditions, production levels outside North America are expected to rebound through the remainder of 2010. We currently expect production outside North America in 2010 to be around 1.7 to 1.8 million units compared to 1.5 million units in 2009.

North America — Developments in this region have a significant impact on our results as North America accounts for more than 60% of our sales in the commercial vehicle market. The North American medium/heavy truck market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, as customers are being cautious about the economic outlook and, consequently, new vehicle purchases. We have begun to see signs of improving market conditions with new truck orders picking up in recent months and we expect the strengthening market conditions to continue throughout 2010. Second quarter and first half 2010 production of heavy-duty (Class 8) vehicles of approximately 31,000 units and 66,000 units is about 29% and 27% higher than unit production in the comparable 2009 periods. In the medium-duty (Class 5-7) market, production of approximately 27,000 units during the second quarter of 2010 and 55,000 units for the first half of this year is about 17% higher than production levels in the corresponding 2009 periods.
     We currently expect continued strengthening in these markets during the second half of this year with 2010 Class 8 production in North America expected to be 130,000 to 150,000 units — an increase of 12% to as much as 29% from 2009. On the medium duty Class 5-7 side, we expect 2010 production of 106,000 to 129,000 units — a slightly higher year-over-year increase than for Class 8.
Off-highway Markets
     Our off-highway business has become an increasingly more significant component of our total operations over the past few years. Unlike our on-highway businesses, our off-highway business is largely outside of North America, with about 75% of its sales coming from outside of North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. During 2009, the adverse effects of a weaker global economy significantly reduced demand levels in these markets. Demand in the construction market was down 70 to 75% from 2008 while demand in the agricultural market was down 35 to 40%. Earlier this year we expected that this segment’s primary construction and agriculture markets would be somewhat weaker in 2010 than in 2009 or, at the top end of our estimates, relatively flat year over year. However, during the second quarter of 2010, we have seen some strengthening in these markets and improving levels of customer demand. As such, we now expect full year 2010 demand levels in the construction market to be 10 to 15% higher than last year, with the agriculture market expected to be up 2 to 5%.
Sales, Earnings and Cash Flow Outlook
     With the lower level of sales in 2009, we focused on aggressively right sizing our costs. We are making additional cost improvements this year as we continue making progress on our remaining restructuring actions and identify new opportunities to reduce our costs. Further, given the structural cost improvements that we have made, we are not expecting to bring back all of the salaried and indirect labor cost that was eliminated as sales levels improve in the remainder of this year. Partially offsetting these expected operational cost improvements will be some higher costs associated with pension benefits and restoration of certain additional compensation programs. We also completed several pricing and material recovery initiatives during the latter part of 2008 and into 2009 that benefited margins in these years. While certain of these actions will provide additional margin this year, on balance we do not expect that pricing will be a significant factor in our 2010 year-over-year profitability. During the first three months of 2010, market prices for steel and other commodity costs increased and have remained relatively stable at the increased levels during the second quarter. Pricing arrangements with our customers will enable us to recover a substantial portion of such increases, albeit subject to a time lag which varies by customer and operating segment between the incurrence of the increased cost and recovery from the customer. At present, we do not believe the level of increases will significantly impact our 2010 profit outlook.
     Based on the production outlook in our markets and the addition of some net new business, we currently expect our 2010 sales, as adjusted to remove the divested Structural Products businesses from both the prior and current year results, to increase by over 15% from 2009. In addition to the margin contribution from higher sales, as indicated above cost reduction actions are expected to provide incremental profit improvement. Considering these factors and the divestiture of the Structural Products business, we currently expect improvement in full year 2010 profitability of approximately $150 to $200.

     During 2009, we generated free cash flow of $109 (operating cash flow of $208 less capital expenditures of $99). Improved profitability, reduced working capital and disciplined capital expenditures helped cover cash needed for right sizing and restructuring the business. We currently expect free cash flow of more than $100 in 2010, primarily on the strength of improved earnings as well as continued working capital and capital expenditure discipline. Cash requirements for capital expenditures are expected to be $135 to $155 with restructuring activities expected to use approximately $100. Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operations (a GAAP measure) exclusive of any bankruptcy claim-related payments, less capital spending. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities recorded under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.
Consolidated Results of Operations
Summary Consolidated Results of Operations (Second Quarter, 2010 versus 2009)

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net sales	$1,526	$1,190	$336
Cost of sales	1,357	1,123	234

Gross margin	169	67	102
Selling, general and administrative expenses	91	64	27
Amortization of intangibles	16	18	(2)
Restructuring charges, net	31	29	2
Impairment of long-lived assets		6	(6)
Other income, net	12	61	(49)

Income before interest, reorganization items and income taxes	$43	$11	$32

Net income attributable to the parent company	$9	$—	$9

Sales — The following table shows changes in our sales by geographic region for the quarters ended June 30, 2010 and 2009.

				Amount of Change Due To
	Three Months Ended June 30,		Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
North America	$752	$603	$149	$4	$(78)	$223
Europe	380	276	104	(24)		128
South America	204	185	19	20	(28)	27
Asia Pacific	190	126	64	14	(7)	57

Total	$1,526	$1,190	$336	$14	$(113)	$435

     Second quarter 2010 sales increased 28% over the comparable 2009 period. The strengthening of international currencies against the U.S. dollar added 1% to the overall sales increase. The sale of our Structural Products business in early March 2010 resulted in reduced sales of $113 as compared to 2009. The organic sales increase (i.e., exclusive of currency effects and divestitures) attributable to market volume, pricing and mix was $435, or 37% of 2009 sales.

     Sales in North America during the second quarter of 2010 adjusted for the effects of currency and divestitures, increased 37% over 2009. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty pickup, van and SUV production was up about 77% compared to 2009 and medium/heavy truck production was up about 23%. In the off-highway sector second quarter 2010 demand levels also showed significant improvement compared to 2009.
     The sales in Europe were reduced by $24 due to currency effects. Excluding currency effects, European sales were 46% higher than 2009. Our European business is heavily weighted in the off-highway market where increased demand levels led to higher sales of about 50%. Increased light vehicle production levels of around 7% and higher medium/heavy truck production of about 20% also contributed to the European sales increase.
     Stronger international currencies increased second quarter 2010 sales by $20 in South America and $14 in Asia Pacific. The organic sales increases of 15% and 45% in South America and Asia Pacific are reflective of the year-over-year increases in production levels in these regions during the second quarter of 2010.
Cost of sales and gross margin — Cost of sales decreased to 88.9% of sales in 2010 from 94.4% of sales in 2009, as higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes and reduced purchase prices and other cost reduction actions. During the second quarter of 2009, cost of sales was reduced by $12 of insurance recoveries, primarily attributable to settlement of environmental claims. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $169 (11.1% of sales) in the second quarter of 2010 from $67 (5.6% of sales) in the same period of 2009.
Selling, general and administrative expenses (SG&A) — SG&A expenses in the second quarter of 2010 were $27 higher than in 2009. Additional compensation and benefit costs are a major reason for the increase. The second quarter 2010 results include estimated costs associated with the annual incentive compensation program and long-term incentive grants that were awarded this year, whereas in 2009 no annual incentive compensation was accrued. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in the second quarter of 2010 were higher than in 2009 by approximately $18. Additionally, as described in Note 14 to the consolidated financial statements in Item 1, Part I, a reduction in our liability for asbestos claims reduced 2009 SG&A by $6. Absent these effects, SG&A expenses as a percentage of sales for the second quarter of 2010 would have been 4.8% as compared to 5.9% in 2009.
Restructuring charges and impairments — Restructuring charges in both 2010 and 2009 were primarily employee separation costs associated with workforce reduction actions and facility closures. Additional charges of $6 were recognized in the second quarter of 2009 for impairment of indefinite lived intangibles, consisting of $4 in Commercial Vehicle and $2 in Off-Highway.
Other income, net — Other income was $12 for the quarter ended June 30, 2010, as compared to $61 in the corresponding period of 2009. Net foreign exchange gains and losses were $2 in 2010 whereas we reported a net gain of $5 in 2009. In 2009, we had also recognized a net gain on extinguishment of debt of $40.
Interest expense — Interest expense in the second quarter of 2010 was $17 less than in the same period in 2009, primarily as a result of debt repurchases and repayments over the past year and a reduction in the contractual rate paid under our Amended Term Facility.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit. Income tax expense of $17 for the three months ended June 30, 2010 compares to a benefit of $21 in 2009. In the second quarter of 2010, we recognized a tax expense of $1, versus a benefit of $12 in 2009 to adjust liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries discussed above, adjustments to uncertain tax reserves and the effects of valuation allowances as discussed in Note 16 to the consolidated financial statements in Item 1, Part I.
Summary Consolidated Results of Operations (Year-to-Date, 2010 versus 2009)

	Six Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net sales	$3,034	$2,406	$628
Cost of sales	2,725	2,351	374

Gross margin	309	55	254
Selling, general and administrative expenses	193	144	49
Amortization of intangibles	31	35	(4)
Restructuring charges, net	50	79	(29)
Impairment of long-lived assets		6	(6)
Other income (expense), net	(1)	90	(91)

Income (loss) before interest, reorganization items and income taxes	$34	$(119)	$153

Net loss attributable to the parent company	$(22)	$(157)	$135

Sales — The following table shows changes in our sales by geographic region for the six months ended June 30, 2010 and 2009.

				Amount of Change Due To
	Six Months Ended June 30,		Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change

North America	$1,508	$1,226	$282	$11	$(97)	$368
Europe	732	599	133	(3)		136
South America	416	340	76	53	(37)	60
Asia Pacific	378	241	137	37	(9)	109

Total	$3,034	$2,406	$628	$98	$(143)	$673

     First half 2010 sales increased 26% over the comparable 2009 period. The strengthening of international currencies against the U.S. dollar accounted for approximately 4% of the sales increase. The sale of our Structural Products business in early March 2010 reduced 2010 sales by $143 as compared to the first half of 2009. The remaining organic sales increase, attributable to market volume, pricing and mix, was $673, or 28% of 2009 sales.
     Sales in North America during the first half of 2010, adjusted for the effects of currency and divestitures, increased 30% over 2009. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty pickup, van and SUV production was up about 58% compared to 2009 levels and medium/heavy truck production was up about 22%. In the off-highway sector, improved first half 2010 demand levels contributed to increased sales of around 19%.

     After adjusting for currency effects, our European sales were 23% higher in the first half of 2010 than in 2009. Our businesses in Europe benefited from stronger production levels in each of our markets, while also benefiting from demand levels for certain light vehicle programs that were stronger than the overall market.
     Stronger international currencies increased first half 2010 sales by $53 in South America and $37 in Asia Pacific. The sales increases in South America and Asia Pacific of 18% and 45%, exclusive of currency effects and divestitures, reflect the year-over-year increases in production levels in these regions during the first half of 2010.
Cost of sales and gross margin — Cost of sales decreased to 89.8% of sales in the first half of 2010 from 97.7% of sales in the first half of 2009. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes and reduced purchase prices and other cost reduction actions. In 2009, cost of sales was reduced by $12 of insurance recoveries, primarily attributable to settlement of environmental claims. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $309 (10.2% of sales) in 2010 from $55 (2.3% of sales) in 2009.
Selling, general and administrative expenses (SG&A) — SG&A expenses in the first half of 2010 were $49 higher than in 2009. Additional compensation and benefit costs are a major reason for the increase. The six months 2010 results include estimated costs associated with the annual incentive compensation program and, as well, long-term incentive grants that were awarded this year, whereas no annual incentive compensation was accrued in 2009. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we have restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in the first half of 2010 were higher by approximately $29 versus the same period of 2009. Additionally, as described in Note 14 to the consolidated financial statements in Item 1, Part I, a reduction to our liability for asbestos claims reduced 2009 SG&A by $6. Absent these effects, SG&A expenses as a percentage of sales for the first half of 2010 would have been 5.4% as compared to 6.2% in 2009.
Restructuring charges and impairments — Restructuring expense was $50 for the first half of 2010 compared to $79 for 2009 as we continued to right-size the operations through workforce reductions and facility closure or realignment. Expense in both periods is primarily due to employee separation costs. Charges of $6 were recognized in the second quarter of 2009 for impairment of indefinite lived intangibles.
Other income (expense), net — Other income (expense), net was $(1) for the six months ended June 30, 2010, as compared to $90 in the corresponding period of 2009. A pre-tax loss of $5 was recorded in March 2010 in connection with the completion of the sale of our Structures business. Interest income was $13 in 2010 and $12 in 2009 while we incurred foreign exchange losses of $10 in the first half of 2010 versus a net gain of $6 in 2009. We recognized a loss on extinguishment of debt of $4 in 2010 versus a net gain of $40 in 2009. Additionally, we benefited from contract cancellation income of $17 in 2009 in connection with the early termination of a customer program.
Interest expense — Interest expense in the first half of 2010 was $26 less than in the same period in 2009, primarily as a result of debt repurchases and repayments over the past year and a reduction in the contractual rate paid under our Amended Term Facility.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. Income tax expense of $14 for the six months ended June 30, 2010 compares to a benefit of $30 in 2009. In the first half of 2010 we recognized a tax expense of $3, versus a benefit of $19 in 2009, to adjust liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries discussed above, adjustment to uncertain tax reserves and the effects of valuation allowances as discussed in Note 16 to the consolidated financial statements in Item 1, Part I.
Segment Results of Operations
Segment Sales

				Amount of Change Due To
			Increase/	Currency			Organic
	2010	2009	(Decrease)	Effects	Divestitures		Change
Three Months Ended June 30,
LVD	$650	$444	$206	$19	$		$187
Power Technologies	234	161	73	(1)			74
Commercial Vehicle	335	262	73	8			65
Off-Highway	287	194	93	(12)			105
Structures	18	129	(111)			(115)	4
Other	2		2			2

Total	$1,526	$1,190	$336	$14		$(113)	$435

Six Months Ended June 30,
LVD	$1,227	$861	$366	$54	$		$312
Power Technologies	462	317	145	12			133
Commercial Vehicle	637	526	111	25			86
Off-Highway	544	456	88				88
Structures	162	246	(84)	7		(145)	54
Other	2		2			2

Total	$3,034	$2,406	$628	$98		$(143)	$673

     Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, 2010 sales increases over 2009 in LVD and Power Technologies were 42% and 46% for the second quarter and 36% and 42% for this year’s first six months. The higher sales were due primarily to increased light vehicle unit production levels in 2010 across all regions.
     Commercial Vehicle segment 2010 sales, adjusted for currency, were up 25% in the second quarter compared to 2009 and up 16% over 2009 for the first six months of the year. This segment is heavily concentrated in the North American market where Class 5-8 truck production during these periods was up more than 20%.
     With its significant European presence, our Off-Highway segment was unfavorably impacted by a weaker euro during the second quarter of 2010. Excluding currency effects, sales in the second quarter of 2010 were up about 54% compared to 2009 and sales for the first six months of this year were up 19% as demand levels in the construction, agriculture and other segments of this market became stronger in 2010.

     We completed the sale of a substantial portion of the Structures business in March 2010 which accounts for the reduced sales in this segment. Partially offsetting this was the impact of higher production levels in 2010 prior to the divestiture.
Segment EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segment EBITDA *
Light Vehicle Driveline	$66	$39	$27	$110	$31	$79
Power Technologies	35	1	34	62		62
Commercial Vehicle	37	23	14	59	29	30
Off-Highway	25	5	20	46	16	30
Structures	(3)		(3)	8	9	(1)

Total Segment EBITDA	160	68	92	285	85	200
Shared services and administrative	(4)	(5)	1	(9)	(10)	1
Other income (expense) not in segments	(3)	33	(36)	(9)	32	(41)
Foreign exchange not in segments	1	(2)	3	(5)	3	(8)

Adjusted EBITDA *	154	94	60	262	110	152
Depreciation and amortization	(80)	(100)	20	(161)	(194)	33
Restructuring	(31)	(29)	(2)	(50)	(79)	29
Interest expense, net	(13)	(31)	18	(33)	(60)	27
Other **	(7)	43	(50)	(30)	34	(64)

Income (loss) before income taxes	$23	$(23)	$46	$(12)	$(189)	$177

*	See discussion of non-GAAP financial measures below.

**	Other includes reorganization items, gain (loss) on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 1 of Part I for additional details.
Non-GAAP financial measures — The table above refers to segment EBITDA and adjusted EBITDA, non-GAAP financial measures which we have defined to be earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). Segment EBITDA is currently being used by Dana as the primary measure of its operating segment performance. The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using segment EBITDA and Adjusted EBITDA, performance measures that exclude depreciation and amortization, the comparability of results is enhanced. Management also believes that Adjusted EBITDA is an important measure since the financial covenants in our Amended Term Facility are based on Adjusted EBITDA and our management incentive performance programs are based, in part, on Adjusted EBITDA. Segment EBITDA and Adjusted EBITDA should not be considered a substitute for income (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP.
     LVD segment EBITDA in the second quarter of 2010 of $66 improved $27 from the same period in 2009. Higher sales volumes resulting from stronger market production levels increased earnings by about $17, Material cost recovery contributed $6 to the improvement, while higher warranty cost (due largely to one-time recoveries in 2009) compared unfavorably to 2009 by $8. Segment EBITDA for the first six months of 2010 in this segment were $110, an increase of $79 from 2009. Higher sales volumes and material cost recovery contributed $56, with higher warranty cost reducing segment EBITDA by $12. The remaining improvement in both periods was due primarily to material cost savings and other cost reductions, which more than offset higher costs associated with restoring compensation and benefits programs that were suspended in 2009 and other benefit program increases.

     In Power Technologies, segment EBITDA for the second quarter and first six months of 2010 were $35 and $62, as compared to nominal or breakeven earnings in 2009. Higher sales volumes from the stronger markets improved second quarter segment EBITDA by $26 and six-month results by $47. Many of the restructuring initiatives impacting this segment occurred in the second half of 2009 and first half of 2010. Benefits from these actions along with other cost reduction efforts provided most of the remaining improvement, more than offsetting the increase in compensation and benefit costs that followed curtailment of extensive cost-saving actions taken in 2009 and other developments.
     The Commercial Vehicle segment EBITDA for the second quarter of 2010 was $37, an increase over the same period in 2009 of $14, while first half 2010 results of $59 were higher by $30. Stronger production levels in this segment’s markets added approximately $19 and $29 to the second quarter and first half improvement. Higher material cost recovery of $9 in the second quarter of 2009 adversely impacted quarter over quarter results. The remaining improvement was due principally to benefits resulting from our restructuring and other cost reduction actions, which more than covered compensation and benefit cost increases.
     Off-Highway segment EBITDA of $25 in the second quarter of 2010 was up $20 from the same period in 2009, with six-month 2010 results of $46 up $30. Improving market conditions in this business and stronger sales volume increased second-quarter segment EBITDA by about $14 and six-month segment EBITDA by $8. Second-quarter and six-month segment EBITDA for 2010 was negatively impacted by higher warranty cost of $5 and $6. Restructuring and other cost reduction efforts were the primary driver of profit improvement in this segment, more than offsetting some increased compensation and benefit costs associated with restoring suspended 2009 programs and other developments.
     As indicated above, we completed the sale of a substantial portion of our Structures business in early March 2010, which contributed to the reduced second-quarter segment EBITDA in this segment compared to 2009. Six-month segment EBITDA was about the same as 2009 despite the sale as the benefits of higher sales volumes and cost reduction actions in 2010 prior to the sale of the business nearly offset the impact of selling the business and a one-time benefit of $17 in the first quarter of 2009 from contract cancellation income in connection with the early termination of a customer program.
Liquidity
Covenants — At June 30, 2010, we were in compliance with our debt covenants under the Amended Term Facility. Based on our current forecast assumptions, which include the effects of cost reduction actions and other initiatives, we expect to be able to maintain compliance for the next twelve months and we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during that period. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from being able to satisfy the financial covenants in our debt agreements or to maintain sufficient liquidity.
Global liquidity — Our global liquidity at June 30, 2010 was as follows:

Cash and cash equivalents	$1,059
Less: Deposits supporting obligations	(43)

Available cash	1,016
Additional cash availability from lines of credit in the U.S. and Europe	327

Total global liquidity	$1,343

     As of June 30, 2010, the consolidated cash balance includes $554 located in the U.S. In addition, $111 is held by less-than-wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access other cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements. Our current credit ratings are B+ and B3 from Standard and Poor’s and Moody’s.

     The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility.
     At June 30, 2010, there were no borrowings under our European trade receivable securitization program and $90 of availability based on the borrowing base. At June 30, 2010, we had no borrowings under the Revolving Facility but we had utilized $146 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $237 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $327 under these credit facilities.
Cash Flow

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used for) changes in working capital	$33	$(35)
Reorganization-related tax claim payment	(75)
Other cash provided by (used in) operations	89	(42)

Net cash flows provided by (used in) operating activities	122	(77)
Net cash provided by (used in) investing activities	92	(52)
Net cash flows used in financing activities	(91)	(106)

Net increase (decrease) in cash and cash equivalents	$123	$(235)

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and reorganization-related activity, other cash provided from operations was $89 during 2010, as compared to a use of $42 for the first half of 2009. An increased level of operating earnings and reduced cash used for restructuring were primary factors for the higher level of cash provided by operations in 2010.
     Working capital provided cash of $33 in the first half of 2010, whereas cash of $35 was used during last year’s first half. Receivables at the end of the calendar year are typically lower due to seasonally lower sales in the month of December. Customarily, higher sales as we move through the first six months of the year result in cash being used to finance the increase in receivables. In 2009, first half sales levels were relatively weak, resulting in a cash use of only $18 for receivables. Stronger sales levels in 2010 led to a cash use of $152 to fund the increase in receivables. Inventory levels at the end of 2008 were relatively high compared to customer requirements. Consequently, concerted efforts to reduce inventory enabled us to generated cash of $124 in 2009. Excess inventory levels coming into 2010 had largely been worked down. As such, the higher sales levels in the first half of 2010 resulted in a cash use of $43 to fund inventory. The cash use in 2010 for higher receivables and inventory was substantially offset by cash provided by increased accounts payable and other net liabilities of $228 resulting in net cash provided of $33. In contrast, reduced inventory purchases in 2009 led to a decrease in accounts payable and other net liabilities which used cash of $141.
Investing activities — Proceeds from the sale of the Structural Products business provided cash of $113 in the first half of 2010. Expenditures for property, plant and equipment in the first six months of 2010 were $26, whereas $54 of cash was used in the first half of 2009 for capital expenditures.
Financing activities — The $91 use of cash in 2010 for financing activities was principally due to a use of $88 for long-term debt repayment. As described in Note 11 to the consolidated financial statements in Part 1, Item I, proceeds from the sale of the Structural Products business are required to be used to repay term loan debt. In the first half of 2009, the use of cash resulted primarily from using $82 of cash for long-term debt reduction from buy-backs, which was partially offset by $11 of cash received in connection with the sale of our previous corporate headquarters property.

Contractual Obligations
     Preferred dividends accrued but not paid were $42 at June 30, 2010 and December 31, 2009. In July 2010, the Board of Directors authorized the payment of dividends to shareholders of 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock. An aggregate cash payment of $16 representing two quarterly dividends is to be paid on August 16, 2010 to preferred shareholders of record as of the close of business on July 30, 2010. In March 2010, our Board authorized a $16 payment of dividends which was made in April 2010.
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
     During the first quarter of 2010, we finalized a closing agreement with the U.S. Internal Revenue Service (IRS). In connection therewith, we made a payment of $75 during the second quarter of 2010.
     There are no other material changes at June 30, 2010 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2009 10-K.
Contingencies
     For a summary of litigation and other contingencies, see Note 14 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.
Critical Accounting Estimates
     The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1 to our consolidated financial statements and in Item 7 of our 2009 10-K and Item 1 of Part I of this Form 10-Q. There were no significant changes in the application of our critical accounting policies during the first six months of 2010.
Goodwill and non-amortizable intangible assets — We test goodwill and non-amortizable intangible assets for impairment as of October 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update monthly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. Inherent in these forecasts is an assumption of modest economic recovery in 2010 and continuing relatively low interest rates which can impact end-user purchases.

     The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used to determine the estimated fair value of our Off-Highway reporting unit and our intangible assets were reasonable. There have been no significant changes to the projected cash flows of our segments that would indicate that these assets are not recoverable. Given the significant excess of carrying value over the fair value of these assets, we do not believe that our Off-Highway segment was at risk of failing the goodwill impairment test.
     Non-amortizable intangible asset valuations are generally based on revenue streams. We impaired non-amortizable intangible assets by $35 in 2009 including $29 related to the sale of substantially all of our Structural Products business. There have been no significant changes in our revenue forecasts since our 2009 impairments that would warrant a review of these intangibles.
Long-lived and amortizable intangible assets — We perform impairment analyses on our property, plant and equipment and our amortizable assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount (step one test). We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review of the fair value of the operations. In Structures we impaired the long-lived assets at December 31, 2009 based on the expected proceeds from the sale of substantially all of the assets of this segment. The remaining property, plant and equipment of the Structures segment has a carrying value of $30. Based on our current cash flow projections, the undiscounted cash flows exceed the carrying value of these assets and we do not expect to impair these assets in the future. There are no other intangible assets remaining in this segment.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes to the nature of the market risk exposures discussed in Item 7A of our 2009 10-K. The following information quantifies our market risk exposures.
Foreign currency exchange rate risk — We use forward exchange contracts to manage foreign currency exchange rate risks. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into forward contracts. Our primary exposure is on cross-currency intercompany loans, intercompany receivable/payable balances and third party non-U.S.-dollar-denominated debt. A 10% instantaneous increase (decrease) in foreign currency rates versus the U.S. dollar would result in a gain (loss) of $16 ($16).

Interest rate risk — We are subject to interest rate risk in connection with the issuance of fixed and variable rate debt. Our exposure arises primarily from changes in the London Interbank Offered Rate (LIBOR). At June 30, 2010, approximately 7% of total debt was in foreign currencies. A 10% instantaneous increase (decrease) in the interest rate (primarily LIBOR) underlying our total outstanding debt would result in an annualized increase (decrease) of less than $1 in interest expense. The interest on the majority of our debt is at a fixed margin as defined in our Amended Term Loan agreement and does not change. The offsetting impact of interest income on our cash balances is not considered in the preceding amounts but represents a significant offset to rate changes.
Forward contracts — Our forward contracts are fair value contracts and are marked to market each period with the change in fair value reported in other income (expense), net. See Note 12 to the consolidated financial statements in Item 1 of Part I.
Sensitivity — The following table summarizes the sensitivities of certain instruments and balances to a 10% change in our interest rates or foreign exchange rates (versus the U.S. dollar) on the fair value of fixed rate instruments and cash flow (interest expense) for variable rate instruments. The sensitivities do not include the interaction that would be likely between exchange rates and interest rates.

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease	(Unfavorable)
	Rates	in Rates	Change in
Foreign Currency Rate Sensitivity:
Forwards (1)
Long U.S. dollar	$(1)	$1	Fair value
Short U.S. dollar	$7	$(7)	Fair value
Debt (2)
Foreign currency denominated	$16	$(16)	Fair value

Interest Rate Sensitivity:
Debt
Fixed rate	$—	$—	Fair value
Variable rate	$—	$—	Cash flow

Derivatives (3)	$—	$—	Cash flow

(1)	Change in fair value of forward contracts assuming a 10% change in the value of the U.S. dollar vs. foreign currencies. Amount does not include the impact of the underlying exposure.

(2)	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency. This amount includes the impact of U.S.-dollar-based cross-currency intercompany loans.

(3)	Under our Amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011. These contracts effectively cap our interest rate at 10.25%. A 10% increase in our interest rates would not reach the cap. The value of the cap was less than $1 as of June 30, 2010.
See Note 12 to the consolidated financial statements in Item 1 of Part I for the fair values of our forward contracts.
Commodity price risk — We do not utilize forward contracts to manage commodity price risk. Our overall strategy is to pass through commodity risk to our customers in our pricing agreements. A substantial portion of our customer agreements include contractual provisions for the pass-through of commodity price movements. In instances where the risk is not covered contractually, we have generally been able to adjust customer pricing to recover commodity cost increases.

Long-term debt — Our long-term debt matures as follows and carries the following interest rates:

Year ended June 30,	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate long-term debt	$8	$2	$21	$1	$—	$—	$32
Average interest rate	3.75%	3.69%	3.78%	1.66%			3.67%
Variable rate long-term debt	10	9	9	363	531		922
Average interest rate	4.60%	4.60%	4.60%	4.60%	4.62%		4.60%

Note:	The amounts shown exclude original issue discount and non-recourse debt.
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
Changes in Internal Control Over Financial Reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities), we believe that the liabilities that may result from these proceedings beyond the amounts already accrued will not have a material adverse effect on our liquidity, financial condition or results of operations.
Item 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in Item 1A of our 2009 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2010. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
4/1/10 - 4/30/10	3,290	$12.49	—	—
5/1/10 - 5/31/10	—	—	—	—
6/1/10 - 6/30/10	—	—	—	—
Item 6. Exhibits
     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: July 29, 2010	By:	/s/ James A. Yost
James A. Yost
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)