Form 10-Q
period 2010-09-30
DANA HOLDING CORP
filed 2010-10-28
CIK 26780

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2010
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
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2010
Common stock, $0.01 par value	141,214,869

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

		10-Q Pages

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Balance Sheet (Unaudited)	4
	Consolidated Statement of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4	Controls and Procedures	43

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6	Exhibits	44

Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dana Holding Corporation
  Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$1,516	$1,329	$4,550	$3,735
Costs and expenses
Cost of sales	1,338	1,247	4,063	3,598
Selling, general and administrative expenses	99	73	292	217
Amortization of intangibles	15	18	46	53
Restructuring charges, net	10	14	60	93
Impairment of long-lived assets				6
Other income, net	10	10	9	100
Income (loss) before interest, reorganization items and income taxes	64	(13)	98	(132)
Interest expense	22	36	68	108
Reorganization items				(2)

Income (loss) before income taxes	42	(49)	30	(238)
Income tax benefit (expense)	4	9	(10)	39
Equity in earnings of affiliates	1	2	7	(2)

Net income (loss)	47	(38)	27	(201)
Less: Noncontrolling interests net income (loss)	1		3	(6)
Net income (loss) attributable to the parent company	46	(38)	24	(195)
Preferred stock dividend requirements	8	8	24	24
Net income (loss) available to common stockholders	$38	$(46)	$-	$(219)

Net income (loss) per share available to parent company stockholders:
Basic	$0.27	$(0.45)	$-	$(2.17)
Diluted	$0.22	$(0.45)	$-	$(2.17)
Average common shares outstanding
Basic	141	101	140	100
Diluted	212	101	140	100

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
  Consolidated Balance Sheet (Unaudited)
 (In millions except share and per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,137	$947
Accounts receivable
Trade, less allowance for doubtful accounts of $12 in 2010 and $18 in 2009	901	728
Other	172	141
Inventories
Raw materials	322	300
Work in process and finished goods	367	308
Other current assets	91	59
Current assets held for sale	5	99
Total current assets	2,995	2,582
Goodwill	106	111
Intangibles	373	438
Investments and other assets	225	233
Investments in affiliates	117	112
Property, plant and equipment, net	1,351	1,484
Noncurrent assets held for sale	3	104
Total assets	$5,170	$5,064

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$50	$34
Accounts payable	807	601
Accrued payroll and employee benefits	149	103
Accrued restructuring costs	37	29
Taxes on income	19	40
Other accrued liabilities	277	270
Current liabilities held for sale	2	79
Total current liabilities	1,341	1,156
Long-term debt	903	969
Deferred employee benefits and other noncurrent liabilities	1,127	1,160
Commitments and contingencies (Note 14)
Total liabilities	3,371	3,285
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 issued and outstanding	242	242
Series B, $0.01 par value, 5,400,000 issued and outstanding	529	529
Common stock, $0.01 par value, 450,000,000 shares authorized, 141,143,311 outstanding	1	1
Additional paid-in capital	2,592	2,580
Accumulated deficit	(1,169)	(1,169)
Treasury stock, at cost	(2)
Accumulated other comprehensive loss	(492)	(504)
Total parent company stockholders' equity	1,701	1,679
Noncontrolling interests	98	100
Total equity	1,799	1,779
Total liabilities and equity	$5,170	$5,064

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
  Consolidated Statement of Cash Flows (Unaudited)
 (In millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows − operating activities
Net income (loss)	$27	$(201)
Depreciation	180	231
Amortization of intangibles	57	64
Amortization of deferred financing charges and original issue discount	20	27
Loss on sale of business	5
Loss (gain) on extinguishment of debt	7	(35)
Reorganization-related tax claim payment	(75)
Deferred income taxes	(10)	(31)
Pension expense in excess of (less than) contributions	13	(5)
Change in working capital	(10)	49
Other, net	3	(11)
Net cash flows provided by operating activities	217	88

Cash flows − investing activities
Purchases of property, plant and equipment	(62)	(74)
Proceeds from sale of businesses	113
Other	3	3
Net cash flows provided by (used in) investing activities	54	(71)

Cash flows − financing activities
Net change in short-term debt	13	(36)
Advance received on corporate facility sale		11
Proceeds from long-term debt	52	5
Repayment of long-term debt	(135)	(197)
Proceeds from issuance of common stock		229
Underwriting fee payment		(12)
Dividends paid to preferred stockholders	(32)
Dividends paid to noncontrolling interests	(6)	(5)
Other	2	(2)
Net cash flows used in financing activities	(106)	(7)

Net increase in cash and cash equivalents	165	10
Cash and cash equivalents − beginning of period	947	777
Effect of exchange rate changes on cash balances	25	27
Cash and cash equivalents − end of period	$1,137	$814

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

As a result of Dana Corporation's emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana is the successor registrant to Dana Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.  On the Effective Date, we implemented the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and adopted fresh start accounting.

Summary of Significant Accounting Policies

Basis of presentation – Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest.  The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent's equity, as noncontrolling interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are accounted for under the equity method.  Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax.  Investments in less-than-20%-owned companies are included in the financial statements at the cost of our investment.  Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

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

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued additional guidance regarding new disclosures and clarification of existing disclosures of fair value measurements.  This guidance covers significant transfers in and out of Levels 1 and 2 fair value measurements.  In addition, the reconciliation of Level 3 fair value measurements must include information about purchases, sales, issuances and settlements presented separately.  The guidance also clarified existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.  We adopted the provisions of the standard on January 1, 2010, which did not impact our consolidated financial statements.

In June 2009, the FASB issued guidance regarding accounting for transfers of financial assets.  The guidance seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows and a transferor's continuing involvement, if any, in transferred financial assets.  The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor's interest in transferred financial assets.  The guidance was effective January 1, 2010.  The adoption of this guidance did not impact our consolidated financial statements.

In June 2009, the FASB issued additional guidance related to variable interest entities (VIEs) and the determination of whether an entity is a VIE.  Companies are required to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE.  The guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities.  We adopted the guidance on January 1, 2010 and it did not impact our consolidated financial statements.

Note 2.  Divestitures and Acquisitions

Acquisitions – In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5.  Dana Mauritius agreed, subject to certain conditions, to purchase an additional 46% equity interest in DDAC.  Based on the discussions among the parties to date, we expect to sign an agreement in the fourth quarter of 2010 to increase our investment in DDAC.

Divestiture of Structural Products business – In December 2009, we signed an agreement to sell substantially all of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico.  As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income, net.

In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price.  We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the second quarter of 2011.  We recorded an additional receivable of $8 representing recovery of working capital and tooling, which is subject to final agreement with the buyer. Payments received during the third quarter reduced this receivable at September 30, 2010 to $5, which we expect to receive in the first quarter of 2011.  No significant changes to this receivable are expected based on current discussions.

The $15 earn-out payment will be realized if the aggregate number of units produced by the divested operations for nine vehicle platforms specified in the agreement exceeds 650,000 during a twelve-month period within the fourteen months ending April 30, 2011.  Estimated production for these periods currently ranges from 706,000 to 713,000 units.  The earn-out payment decreases if unit production is below 650,000 and would be eliminated if production falls below 610,000.  We believe that the realization of this earn-out is reasonably assured and its recognition is consistent with our policy regarding recognition of contingent consideration at fair value.

In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa.  Under the terms of the sale agreement, Dana will guarantee the affiliate's performance under the leases, which run through June 2025, including approximately $6 of annual payments.  In the event of a required payment by Dana as guarantor, Dana is entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

The sale of our Structural Products business in Venezuela is expected to be completed in the fourth quarter of 2010. Assets and liabilities related to this transaction are reported as held for sale in our consolidated balance sheet and consisted of the following at September 30, 2010 and December 31, 2009.  The amounts at September 30, 2010 represent the Venezuelan operation assets and liabilities expected to be sold in the fourth quarter.

	September 30,	December 31,
	2010	2009
Assets
Accounts receivable	$4	$62
Inventories	1	34
Other current assets		3
Current assets held for sale	$5	$99

Intangibles	$-	$16
Investments and other assets		6
Investments in affiliates		17
Property, plant and equipment, net	3	65
Non-current assets held for sale	$3	$104

Liabilities
Accounts payable	$1	$54
Accrued payroll	1	7
Other accrued liabilities		18
Current liabilities held for sale	$2	$79

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

In the first quarter of 2010, we announced our plans to consolidate our Heavy Vehicle operations which will result in the closing of the Kalamazoo, Michigan and Statesville, North Carolina facilities.  Certain costs associated with this consolidation had been accrued in 2009.  We also announced the planned closure of the Yennora, Australia facility in our Light Vehicle Driveline (LVD) business and the associated transfer of certain production activity to other global operations during 2010.  In the second and third quarters of 2010, we approved additional business realignment and headcount reduction initiatives, primarily in certain of our operations in North America, Europe and Venezuela.

Including costs associated with previously announced initiatives, we expensed $60 for these actions during the first nine months of 2010, including $36 of severance and related benefit costs, $17 of exit costs and $7 of accelerated depreciation/impairment cost.

During the first half of 2009, we continued to implement cost reduction activities initially begun in 2008 in response to adverse economic conditions.  As part of the continuation of the voluntary separation program begun in the fourth quarter of 2008, we recorded a $10 charge for severance and related benefit costs for approximately 125 salaried employees, predominantly in the U.S. and Canada, during the first quarter of 2009.  We also implemented other employee reduction programs and continued our global business realignment activities, including the closures of our Mississauga, Ontario; Calatayud, Spain and McKenzie, Tennessee facilities in our Power Technologies business, our Brantford, Ontario facility in our LVD business, as well as our Beamsville, Ontario facility in our Commercial Vehicle business.

Including the $10 associated with the voluntary separation program, these actions resulted in a total charge of $69 for severance and related benefit costs and a global headcount reduction from 29,000 at the end of 2008 to 23,000 as of September 30, 2009.  Restructuring charges during the first nine months of 2009 also included $24 of exit costs and accelerated depreciation/impairment costs, including those associated with other previously announced initiatives.

Restructuring charges and related payments and adjustments –

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2010	$38	$-	$1	$39
Activity during the period:
Charges to restructuring	6	2	8	16
Adjustments of accruals	(4)		(2)	(6)
Non-cash write-off		(2)		(2)
Cash payments	(10)		(3)	(13)
Currency impact	3			3
Balance at September 30, 2010	$33	$-	$4	$37

Balance at December 31, 2009	$26	$-	$3	$29
Activity during the period:
Charges to restructuring	44	7	20	71
Adjustments of accruals	(8)		(3)	(11)
Non-cash write-off		(7)		(7)
Cash payments	(31)		(16)	(47)
Currency impact	2			2
Balance at September 30, 2010	$33	$-	$4	$37

At September 30, 2010, $37 of realignment accruals remained in accrued liabilities, including $33 for the reduction of approximately 800 employees to be completed over the next two years and $4 for lease terminations and other exit costs.  The estimated cash expenditures related to these liabilities are projected to approximate $15 in 2010 and $22 thereafter.

Cost to complete – The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to	Year-to-date	Total	Cost to
	2010	2010	to Date	Complete
LVD	$41	$31	$72	$32
Structures	35	1	36	2
Power Technologies	19	5	24	4
Off-Highway	2	5	7	2
Commercial Vehicle	43	12	55	20
Other		6	6
Total	$140	$60	$200	$60

The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4.  Goodwill, Other Intangible Assets and Long-lived Assets

We test the carrying values of goodwill and other non-amortizable assets for impairment annually as of October 31 and more frequently if conditions arise that warrant an interim review.  We review property, plant and equipment and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable.

Valuations and projections – We utilize various valuation methods for our impairment testing.  These valuations are based in part on our cash flow projections for our segments and certain asset groups below the segment level.  We use our internal forecasts, which we update monthly, to develop our cash flow projections.  These forecasts are based on our knowledge of our customers' production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.  The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business.

During the second quarter of 2009, the negative impact of declining production expectations on our forecasts triggered impairment assessments of all our long-lived assets.  By December 2009, our projected cash flows and earnings had improved as we began to see modest economic recovery and increasing customer demand.  Our forecasts have continued to strengthen during 2010.  Consequently, except for the fourth quarter 2009 decision to sell our Structures business, there were no developments that triggered an assessment of long-lived assets during the second half of 2009 or the first nine months of 2010.

Goodwill – Our goodwill, which is assigned to our Off-Highway operating segment, totaled $106 at September 30, 2010 and $111 at December 31, 2009.  The strengthening of the U.S. dollar relative to the euro resulted in the $5 decline in the reported goodwill amounts during the first nine months of 2010.

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

Other non-amortizable intangibles – Non-amortizable intangible assets relate to all of our segments except Structures and consist of the Dana® and Spicer® trademarks and trade names. Non-amortizable intangible asset valuations utilize a relief from royalty method which is based on revenue streams. Our sales forecasts have shown consistent improvement since the second quarter of 2009 when we recorded an impairment of $6. No impairment was recorded during the fourth quarter of 2009 in connection with the required annual assessment. Accordingly, we do not believe that these assets are at risk of being impaired.

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

As a result of an agreement in the fourth quarter of 2009 to sell substantially all the assets of our Structures segment, we impaired the property, plant and equipment and amortizable intangibles of this segment by $121 and $29 in December 2009. Following the closing related to this sale in March 2010, no intangible assets remain in this segment. The remaining property, plant and equipment of the Structures segment, including assets held for sale, has a carrying value of $30 as of September 30, 2010. Based on our current cash flow projections, the undiscounted cash flows exceed the carrying value of these assets and we do not expect to impair these assets in the future.

For our other operating segments, the analysis of undiscounted cash flows as of the second quarter of 2009 indicated that the cash flows significantly exceeded the carrying values. Since that time, our earnings and cash flow projections have continued to improve and no triggering events have occurred. Accordingly, we do not believe that these long-lived assets are at risk of being impaired.

Components of amortizable and non-amortizable intangible assets –

	Weighted	September 30, 2010			December 31, 2009
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$94	$(40)	$54	$98	$(31)	$67
Trademarks and trade names	17	4	(1)	3	4		4
Customer relationships	8	415	(164)	251	483	(165)	318
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Less: Assets held for sale					(62)	46	(16)
		$578	$(205)	$373	$588	$(150)	$438

The net carrying amounts of intangible assets attributable to each of our operating segments at September 30, 2010 were as follows: LVD – $20, Power Technologies – $47, Commercial Vehicle – $164 and Off-Highway – $142.

Amortization expense related to the amortizable intangible assets is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Charged to cost of sales	$4	$4	$11	$11
Charged to amortiziation of intangibles	15	18	46	53
Total amortization	$19	$22	$57	$64

Estimated aggregate pre-tax amortization expense related to intangible assets for the remainder of 2010 and each of the next four years based on September 30, 2010 exchange rates are: remainder of 2010 – $16, 2011 – $61, 2012 – $61, 2013 – $61 and 2014 – $58.  Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

Note 5.  Capital Stock

Series A and Series B Preferred Stock – Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) have been accrued from the issue date and are payable in cash on a quarterly basis as approved by the Board of Directors.  The payment of preferred dividends was suspended in November 2008 under the terms of our Term Facility Credit and Guaranty Agreement as amended on November 21, 2008 (the Amended Term Facility) but became payable at the discretion of our Board of Directors at the end of 2009 when our total leverage ratio became less than 3.25:1.00.  Dividend payments of $16 were made in both April and August 2010 leaving us with preferred dividends accrued at September 30, 2010 of $34.  In October 2010, the Board of Directors authorized the payment of a $4.33 per share dividend to shareholders of our preferred stock.  An aggregate cash payment of $34, representing our total accrued dividend obligation, is payable on December 10, 2010 to preferred shareholders of record as of the close of business on November 5, 2010.

Common Stock – As of September 30, 2010, there were 141,331,969 shares of our common stock issued and 141,143,311 shares outstanding, net of 188,658 in treasury shares withheld at cost to satisfy tax obligations due upon the payment of stock awards and other taxable distributions of shares.

Note 6.  Earnings per Share

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted-average number of shares outstanding - basic	140.9	100.9	140.2	100.4
Employee compensation-related shares, including stock options	5.0
Conversion of preferred stock	66.2
Weighted-average number of shares outstanding - diluted	212.1	100.9	140.2	100.4

Basic earnings (loss) per share is calculated by dividing the net income (loss) attributable to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury. Under the terms of our Series A and Series B convertible preferred stock, the conversion price is $11.93. Our preferred shares would have converted into approximately 66.2 and 65.5 million shares of common stock at September 30, 2010 and 2009. Conversion of the preferred stock is not included in the share count for diluted earnings per share for the nine months ended September 30, 2010 because the inclusion of the converted preferred shares and the exclusion of the preferred dividend from earnings would result in earnings per share that are anti-dilutive. Conversion of the preferred stock was not included in the share count for diluted earnings per share for the three and nine months ended September 30, 2009 due to their anti-dilutive effect.

The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 2.2 million and 4.1 million CSEs from the calculations of earnings per share for the quarters ended September 30, 2010 and 2009 and 1.8 million and 5.9 million CSEs from the calculations for the nine months ended September 30, 2010 and 2009 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 4.0 million for the three months ended September 30, 2009 and 5.5 million and 1.3 million for the nine-month periods in 2010 and 2009 due to the dilutive effect on the loss for these periods.

Note 7.  Incentive and Stock Compensation

Our Board of Directors granted 1.0 million stock options, 0.2 million stock appreciation rights (SARs), 0.5 million notional performance shares and 0.1 million restricted stock units (RSUs) during the first nine months of 2010 under the 2008 Omnibus Incentive Plan. The weighted-average per share exercise price of the options and SARs issued during the period was $11.55 and $11.33. The weighted-average per share fair value at grant date of the options and SARs issued during the period was $7.12 and $6.98. The weighted-average per share grant-date fair value of the performance shares and RSUs were $11.37 and $11.70. Stock options and SARs related to 1.7 million shares were exercised and 0.2 million shares were forfeited in the first nine months of 2010.

We estimated fair values for options and SARs granted during the first nine months of 2010 using the following key assumptions as part of the Black-Scholes option pricing model.  The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data.

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.81%	2.75%
Expected volatility	66.09%	66.10%

We recognized stock compensation expense of $5 and $4 during the three months ended September 30, 2010 and 2009 and $11 and $8 during the respective nine-month periods.  As of September 30, 2010, the total unrecognized compensation cost related to the nonvested portions of all stock based awards granted and expected to vest over the next 0.2 to 2.8 years was $15.  This cost is expected to be recognized over a weighted-average period of one year.

Note 8.  Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.  Other postretirement benefit plans (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension				OPEB - Non-U.S.
	Three Months Ended September 30,				Three Months Ended
	2010		2009		September 30,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2010	2009
Service cost	$-	$1	$-	$2	$-	$-
Interest cost	23	4	27	5	2	2
Expected return on plan assets	(26)	(1)	(29)	(3)
Amortization of net actuarial loss	8
Net periodic benefit cost (credit)	$5	$4	$(2)	$4	$2	$2

Note: There were no curtailments or settlements during the 2010 and 2009 quarters.

	Pension				OPEB - Non-U.S.
	Nine Months Ended September 30,				Nine Months Ended
	2010		2009		September 30,
	U.S.	Non-U.S.	U.S.	Non-U.S.	2010	2009
Service cost	$-	$3	$-	$5	$-	$-
Interest cost	75	13	82	14	6	5
Expected return on plan assets	(74)	(4)	(87)	(7)
Amortization of net actuarial loss	14
Net periodic benefit cost (credit)	15	12	(5)	12	6	5
Curtailment gain					(1)	(1)
Settlement loss		1
Net periodic benefit cost (credit) after curtailment gain	$15	$13	$(5)	$12	$5	$4

Note 9.  Comprehensive Income (Loss)

Comprehensive income (loss) includes the net income (loss) attributable to the parent company and components of other comprehensive income (OCI) such as currency translation adjustments that are charged or credited directly to equity.

Components of total comprehensive income (loss) —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Parent company:
Net income (loss) attributable to parent company	$46	$(38)	$24	$(195)
Other comprehensive income (loss):
Currency translation adjustments	95	54	3	110
Defined benefit plans	7	(2)	13	(17)
Reclassification to net loss of divestiture's cumulative translation adjustment			10
Income tax provision	(14)	(14)	(14)	(23)
Unrealized investment gains (loss) and other	1	42		61
Comprehensive income (loss) attributable to the parent company	$135	$42	$36	$(64)

Noncontrolling interests:
Net income (loss)	$1	$-	$3	$(6)
Other comprehensive income:
Currency translation	3	2	4	3
Comprehensive income (loss) attributable to noncontrolling interests	4	2	7	(3)
Total comprehensive income (loss)	$139	$44	$43	$(67)

Changes in equity —

	Parent	Noncontrolling	Total
	Equity	Interests	Equity
Balance, December 31, 2008	$2,028	$107	$2,135
Comprehensive loss	(64)	(3)	(67)
Preferred stock dividends	(24)		(24)
Share issuance	217		217
Stock compensation	7		7
Common stock dividends		(5)	(5)
Balance, September 30, 2009	$2,164	$99	$2,263

Balance, December 31, 2009	$1,679	$100	$1,779
Comprehensive income (loss)	36	7	43
Return of capital		(3)	(3)
Preferred stock dividends	(24)		(24)
Stock compensation	10		10
Common stock dividends		(6)	(6)
Balance, September 30, 2010	$1,701	$98	$1,799

The reported U.S. income in OCI for the nine months ended September 30, 2010 coincided with a pre-tax loss in operations.  As a result, we charged tax expense of $14 to OCI during the third quarter and first nine months of 2010 to recognize the income tax expense associated with the components of OCI.  An offsetting income tax benefit was attributed to operations even though valuation allowances have been established against deferred tax assets.  The benefit was limited to $7 due to interperiod tax allocation rules and $7 was deferred in other current liabilities.

The reported U.S. OCI for the nine months ended September 30, 2009 also resulted in pre-tax income in OCI with a pre-tax loss in operations.  As a result, we charged tax expense of $14 and $23 to OCI during the third quarter and first nine months of 2009 to recognize the income tax expense associated with the components of OCI.  An offsetting income tax benefit was attributed to operations even though valuation allowances have been established against deferred tax assets. The benefit was limited to $18 for the nine months ended September 30, 2009 due to interperiod tax allocation rules with $5 deferred in other current liabilities at September 30, 2009.

See Note 16 for additional information on accounting for income taxes.

Note 10.  Cash Deposits

 Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents.  For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit.  Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$483	$512	$995
Cash and cash equivalents held as deposits	3	43	46
Cash and cash equivalents held at less than wholly-owned subsidiaries		96	96
Balance at September 30, 2010	$486	$651	$1,137

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

Note 11.  Financing Agreements

Exit financing – As of September 30, 2010, we had gross borrowings of $869 and unamortized original issue discount (OID) of $42 under the Amended Term Facility and no borrowings under the Revolving Credit and Guaranty Agreement (the Revolving Facility).  We had utilized $146 for letters of credit.  The weighted-average interest rate on the term loan debt was 4.69% at September 30, 2010.  Based on our borrowing base collateral of $384, we had potential availability at that date under the Revolving Facility of $238 after deducting the outstanding letters of credit.  During the third quarter of 2010, we prepaid $46 of the term loan debt ($51 less $5 paid to a Dana subsidiary holding about 10% of the term loan debt) and we made a scheduled repayment of $2.  These repayments resulted in a reduction of OID of $3 recorded as a loss on extinguishment of debt and a reduction of deferred issue costs of $1 recorded as interest expense.

Long-term debt issue –During the third quarter of 2010, we borrowed $51 in a Brazilian subsidiary for a term of three years.  Interest on this debt is fixed at 4.5%.  We elected to use $51 of U.S. cash to prepay our term loan debt.

Proceeds from sale of Structural Products business – The provisions of our Amended Term Facility require that net cash proceeds from the sale of the Structural Products business be used to pay down our term loan debt within five days of being received.  During March 2010, a total of $83 was received in the U.S. and remitted to our lenders.  Approximately $8 of the $83 was received by a Dana subsidiary that had acquired approximately 10% of parent company debt in 2009.  In connection with the debt repayment, we wrote off the related OID of $4 as a loss on extinguishment of debt, resulting in a $71 decrease in net debt and we expensed $2 of related issuance costs as interest expense.  There was $30 of cash proceeds received in March which was still held outside the U.S. at March 31.  During the second quarter of 2010, $7 of the proceeds was repatriated to the U.S. and a like amount of our term loan debt was repaid.  Approximately $1 of the $7 was received by the Dana subsidiary that acquired approximately 10% of parent company debt in 2009 resulting in a $6 decrease in net debt.  The remaining $23 of cash proceeds will be remitted to our lenders, net of applicable taxes, when repatriated to the U.S.  The remainder of the proceeds, including the working capital recovery, will be used to repay our term facility debt when received from Metalsa.

Common Stock offering – In September 2009, we completed a common stock offering for 34 million shares at a price per share of $6.75, generating net proceeds of $217.  The provisions of our Amended Term Facility require that a minimum of 50% of the net proceeds of the equity offering be used to repay outstanding principal of our term loan.  Accordingly, $11 of the $109 term loan repayment made to the lenders was received by a Dana subsidiary and $98 was used to repay outstanding principal held by third parties.  We recorded a net loss on extinguishment of debt of $7, including the premium of $1 on the prepayment of debt which is included in other income, net.  We also charged $2 of deferred financing costs to interest expense in connection with this reduction in debt.  The equity offering provided the underwriters with an over-allotment option to purchase an additional 5 million shares.  The purchase of these additional shares was completed on October 5, 2009, generating net proceeds of $33.  Of these proceeds, $15 was used to repay third party debt principal.

Repurchases and repayments – During the second and third quarters of 2009, we used cash of $86 to reduce the principal amount of our Term Facility borrowings by $138, primarily through market purchases and repayments.  The accounting for this activity included a reduction of $9 in the related OID and resulted in the recording of a $43 net gain on extinguishment of debt, which is included in other income, net.  Debt issuance costs of $3 were written off as a charge to interest expense.

Interest rate agreements – Interest on the Amended Term Facility accrues at various interest rates depending on the term of the tranche.  The rates are based on the London Interbank Offered Rate (LIBOR) plus a fixed margin.  Under the Amended Term Facility we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011.  The fair value of this contract, which effectively caps our interest rate at 10.25% on $697 of debt, was less than $1 as of September 30, 2010.

European receivables loan facility – At September 30, 2010, there were no borrowings under this facility although $157 of accounts receivable available as collateral under the program would have supported $96 of borrowings.

Covenants – We were in compliance with our debt covenants at September 30, 2010 and, based on our current forecast assumptions, we expect to be able to satisfy our debt covenants during the next twelve months.  Our covenants did not restrict the borrowing available from our credit facilities, which was $334, based on the borrowing base collateral of our credit lines.

Note 12.  Fair Value Measurements

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate.  Our valuation techniques include a combination of observable and unobservable inputs.

Items measured at fair value on a recurring basis – Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Markets	Inputs	Inputs
		Active	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2010
Notes receivable - noncurrent asset	$100	$-	$-	$100
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	6		6

December 31, 2009
Notes receivable - noncurrent asset	$94	$-	$-	$94
Currency forward contracts - current liability	4		4

Changes in level 3 recurring fair value measurements –

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Notes receivable:
Beginning of period	$97	$45	$91	$20
Accretion of value (interest income)	3	3	9	8
Unrealized gain (loss) (OCI)		40		60
End of period	$100	$88	$100	$88

Substantially all of the notes receivable amount consists of one note, due 2019, obtained in connection with a divestiture in 2004.  Its carrying amount is adjusted each quarter to the lower of its contractual value or its fair value, which is based on the market value of publicly traded debt of the operating subsidiary of the obligor.  The fair value of the note at September 30, 2010 and December 31, 2009 approximated the contractual value and we believe that the note will be paid in full at the end of the term.  Net changes in the values of the other notes receivable were less than $1.

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

Note 13.  Risk Management and Derivatives

The total notional amounts of outstanding foreign currency derivatives as of September 30, 2010 and December 31, 2009 were $178 and $86, comprised of forward contracts involving the exchange of U.S. dollars, euros, British pounds, Swiss francs, Swedish kronor, Japanese yen, Indian rupees, Australian dollars and South African rand.  Our foreign exchange contracts were not designated as hedges at September 30, 2010 and, accordingly, changes in fair value of these instruments are reported in income in the period in which they occur.  Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net.

The fair values of derivative instruments included within the consolidated balance sheet as of September 30, 2010 are $1 of receivables under forward contracts reported as part of other current assets and $6 of payables under forward contacts reported in other accrued liabilities, compared to less than $1 of receivables under forward contracts and $4 of payables under forward contacts as of December 31, 2009.  We also carry an interest rate cap on a notional value of $697 related to our long-term debt.  The fair value of this derivative at September 30, 2010 and December 31, 2009 was less than $1.

Note 14.  Commitments and Contingencies

Asbestos personal injury liabilities – We had approximately 30,000 active pending asbestos personal injury liability claims at September 30, 2010 versus 31,000 at December 31, 2009.  In addition, approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $109 for indemnity and defense costs for settled, pending and future claims at September 30, 2010, compared to $113 at December 31, 2009.  We use a fifteen-year time horizon for our estimate of this liability.

At September 30, 2010, we had recorded $58 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, unchanged from the asset at December 31, 2009.  The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers.  We have coverage in place agreements with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis.  The financial strength of these insurers is reviewed at least annually with the assistance of a third party.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.  During the first nine months of 2010, we recorded $1 of pre-tax expense ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily associated with asbestos-related insurance receivables at December 31, 2009.  These adjustments were not considered material to the current period or to the prior periods to which they relate.

During the second quarter of 2009, we determined that our post-reorganization claims activity warranted a reevaluation of our estimated liability for asbestos claims.  This resulted in a reduction of the estimated liability and a benefit of $6, net of insurance recoverables, which was recognized in selling, general and administrative expense.

Other product liabilities – We had accrued $2 for non-asbestos product liability costs at September 30, 2010 compared to $1 at December 31, 2009, with no recovery expected from third parties at either date.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities – Accrued environmental liabilities at September 30, 2010 were $15, compared to $17 at December 31, 2009.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.  At September 30, 2010 and December 31, 2009, other accounts receivable included $2 recoverable from an insurer in connection with an agreement reached in the second quarter of 2009.

Bankruptcy claims resolution – On the Effective Date, the Plan was consummated and we emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  These shares are being distributed as the disputed and unliquidated claims are resolved.  Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $544), increasing the total shares issued to 94 million (valued in reorganization at $2,172) for unsecured claims of approximately $2,254.  The corresponding decrease in the disputed claims reserve leaves approximately 4 million shares (valued in reorganization at $98).  The remaining disputed and unliquidated claims total approximately $74.  To the extent that these remaining claims are settled for less than the 4 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

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

Note 15.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold.  We record the liability based on our estimate of costs to settle future claims.  Adjustments are made as new information becomes available.  Changes in our warranty liabilities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$83	$83	$83	$100
Amounts accrued for current period sales	8	9	32	22
Adjustments of prior accrual estimates	7	3	10	(2)
Settlements of warranty claims	(12)	(15)	(36)	(41)
Foreign currency translation and other	3	1		2
Balance, end of period	$89	$81	$89	$81

We have been notified by Toyota Motor Corporation concerning a quality issue relating to frame corrosion on certain Toyota Tacoma trucks produced between 1995 and 2004 that could allegedly result in a warranty claim.  Dana and Toyota have recently participated in non-binding mediation.  Based on the information currently available, we do not believe that this matter will result in a material liability to Dana.  In addition, we have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for Sogefi that are used in modules supplied to Volkswagen.  Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

Note 16.  Income Taxes

We estimate the effective tax rate expected to be applicable for the full fiscal year and use that rate to provide for income taxes in interim reporting periods.  We also recognize the tax impact of certain discrete (unusual or infrequently occurring) items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.  During the third quarter of 2010, we reorganized our business operations in Brazil, resulting in the reversal of $16 of valuation allowances that had been recorded against certain deferred tax assets.

The tax expense or benefit recorded in operations is generally determined without regard to other categories of earnings, such as OCI.  An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from operations, where a valuation allowance has been established against deferred tax assets.  The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings.

This exception resulted in a third-quarter 2010 charge of $14 to OCI.  An offsetting income tax benefit was attributed to operations for the three months and nine months ended September 30, 2010.  The benefit recorded in operations for the three months and nine months ended September 30, 2010 was limited to $7 due to interperiod tax allocation rules, leaving a liability of $7 in current liabilities at September 30, 2010.  The amount to be recognized for the remainder of 2010 will be determined by the amount of OCI reported for the full year which is attributable to the U.S.

This exception also resulted in a charge of $14 and $23 to OCI during the third quarter and first nine months of 2009.  An offsetting income tax benefit was attributed to operations for the three months and nine months ended September 30, 2009.  The benefit recorded in operations for the three and nine months ended September 30, 2009 was limited to $14 and $18 due to interperiod tax allocation rules, leaving a liability of $5 in current liabilities at September 30, 2009.

We provide for U.S. federal income and non-U.S. withholding taxes on the future repatriations of the earnings from our non-U.S. operations.  During the first nine months of 2010, we continued to modify our forecast for future repatriations due to the current market conditions.  Accordingly, we adjusted the future income and non-U.S. withholding tax liabilities for these repatriations and recognized a benefit of $1 and an expense of $2 for the three and nine months ended September 30, 2010.  We also incurred withholding tax of $2 during the third quarter related to the transfer of funds between subsidiaries in Europe.  We recognized an expense of $1 and a benefit of $18 for the three and nine months ended September 30, 2009 related to future income tax and non-U.S. withholding tax liabilities on future repatriations of the earnings of our non-U.S. subsidiaries.

We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit.  Net interest expense of less than $1 and $1 was recognized in income tax expense for the three and nine months ended September 30, 2010 and net interest expense of $2 and $6 was recognized in the three and nine months ended September 30, 2009.  During the first quarter of 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service (IRS) audit cycles that were settled during the quarter.  During the second quarter of 2010, we paid $75 to satisfy a bankruptcy claim related to these audit cycles.

We have generally not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the "more likely than not" criterion for the recognition of deferred tax assets.  Consequently, there is no income tax benefit recognized on the pre-tax losses in these jurisdictions as valuation allowances are established offsetting the associated tax benefit.

We reported an income tax benefit of $4 and expense of $10 for the three and nine months ended September 30, 2010 and income tax benefits of $9 and $39 for the three and nine months ended September 30, 2009.  The income tax rate varies from the U.S. federal statutory rate of 35% due to a valuation allowance in several countries, the adjustment of valuation allowances in Brazil, non-deductible expenses, withholding tax on intercompany transfers of funds, withholding taxes related to expected repatriations of international earnings to the U.S. and adjustments to reserves on uncertain tax positions.

Note 17.  Other Income, Net

Other income, net included —
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income	$8	$6	$21	$18
Export and other credits	2	5	6	13
Gain (loss) on extinguishment of debt	(3)	(5)	(7)	35
Foreign exchange gain (loss)	(2)	3	(12)	9
Loss on sale of Structural Products business			(5)
Contract cancellation income				17
Other	5	1	6	8
Other income, net	$10	$10	$9	$100

The sale of substantially all of our Structural Products business is discussed in Note 2.

Dana and its subsidiaries enter into foreign exchange forward contracts to hedge currency exposure on certain intercompany loans and accrued interest balances as well as to reduce exposure in cross-currency transactions arising in the normal course of business.  Foreign exchange forward contracts are marked to market, with the gain or loss recorded in cost of sales for material purchase transactions and in other income, net for intercompany accounts.  Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above.  Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.  Foreign exchange gain (loss) for the nine months ended September 30, 2010 also includes a charge of $3 for the devaluation of the Venezuelan bolivar.

The contract cancellation income of $17 in 2009 represents recoveries in connection with early cancellation of certain customer programs during the first quarter of 2009.

Note 18.  Segments

The components that management establishes for purposes of making decisions about an enterprise's operating matters are referred to as "operating segments."  We manage our operations globally through a total of five operating segments with three operating segments – LVD, Structures and Power Technologies – focused on specific products for the light vehicle market and two operating segments – Commercial Vehicle and Off-Highway – focused on specific medium-duty and heavy-duty vehicle markets.  In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with our management structure and internal reporting and the Sealing and Thermal segments were combined into the Power Technologies segment.  The results of these segments have been retroactively adjusted to conform to the current reporting.

In March 2010, we completed the sale of substantially all of our Structures segment.  We retained the Longview, Texas facility in this segment and we are continuing to report the results of that operation in our Structures segment.  The operations of the Structures segment in Venezuela are also included pending the close on the sale of those operations which is expected to occur in the fourth quarter.

The primary measure of operating results is segment EBITDA which is closely aligned with the definition of EBITDA in our debt agreements.  Our segments receive a charge for corporate and other shared administrative costs.  Costs allocated to the operating segments are $28 and $28 for the three months and $88 and $84 for the nine months ended September 30, 2010 and 2009.

We used the following information to evaluate our operating segments:

	Three Months Ended September 30,
	2010			2009
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$634	$57	$67	$532	$33	$45
Power Technologies	235	7	33	186	4	14
Commercial Vehicle	362	26	37	270	19	27
Off-Highway	271	12	23	184	6	11
Structures	13	1		157	3	11
Eliminations and other	1	(103)			(65)
Total	$1,516	$-	$160	$1,329	$-	$108

	Nine Months Ended September 30,
	2010			2009
		Inter-			Inter-
	External	Segment	Segment	External	Segment	Segment
	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$1,861	$149	$177	$1,393	$91	$76
Power Technologies	697	20	95	503	11	14
Commercial Vehicle	999	70	96	796	47	56
Off-Highway	815	30	69	640	20	27
Structures	175	3	8	403	7	20
Eliminations and other	3	(272)			(176)
Total	$4,550	$-	$445	$3,735	$-	$193

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

The following table reconciles segment EBITDA to the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Segment EBITDA	$160	$108	$445	$193
Shared services and administrative	(4)	(5)	(13)	(15)
Other income (expense) not in segments	(6)	(2)	(15)	30
Foreign exchange not in segments	(2)		(7)	3
Depreciation	(57)	(79)	(180)	(231)
Amortization of intangibles	(19)	(22)	(57)	(64)
Restructuring	(10)	(14)	(60)	(93)
Impairment of long-lived assets				(6)
Reorganization items, net				2
Gain (loss) on extinguishment of debt	(3)	(5)	(7)	35
Strategic transaction expenses		(2)		(4)
Loss on sale of assets, net	(1)	(1)	(7)	(2)
Stock compensation expense	(4)	(3)	(9)	(7)
Foreign exchange on intercompany loans, Venezuelan currency devaluation and market value adjustments on forwards	2	6	(13)	11
Interest expense	(22)	(36)	(68)	(108)
Interest income	8	6	21	18
Income (loss) before income taxes	$42	$(49)	$30	$(238)

Assets and liabilities of the Structures segment declined with the sale of substantially all of the Structural Products business in March 2010.  See Note 2 for additional information on the detail of assets and liabilities held for sale related to this segment.

Note 19.  Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items.  We incurred a net benefit of $2 during the first nine months of 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (In millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects" and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made or the date of this filing and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

Dana Holding Corporation (Dana) is a leading supplier of driveline products (axles and driveshafts) power technologies (sealing and thermal-management products) and genuine service parts for light and heavy vehicle manufacturers world-wide. Our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. Headquartered in Maumee, Ohio, Dana was incorporated in Delaware in 2007. As of September 30, 2010, we employed approximately 22,500 people and owned or leased 93 major facilities in 23 countries around the world.

We are committed to continuing to diversify our product offerings, customer base and geographic footprint and minimizing our exposure to individual market and segment declines. In the first nine months of 2010, 49% of our revenue came from North American operations and 51% from operations throughout the rest of the world. Light vehicle products accounted for 60% of our global revenues, with commercial vehicle and off-highway products representing 40%.

Our Internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Business Strategy

We continue to evaluate the strategy for each of our operating segments and to focus on driving operational improvements and restructuring our operations to improve profitability. Over the past two years, we have been implementing the Dana Operating System – an operational excellence system – in our manufacturing facilities. The lean operational standards and global metrics rolled out through this system have been instrumental in helping us achieve the significant cost reductions that enabled us to largely offset the effects of substantially lower production levels. Driving our cost structure down and improving our manufacturing efficiency will be critical to our future success as lower production levels are expected to continue to be a major challenge affecting our businesses.

Over the past two years, we have also worked with our customers to address program pricing. The improvements on this front, combined with reductions to our cost structure, have improved the underlying profitability of our major customer programs. These operational improvements, along with the actions we took in 2009 and 2010 to reduce debt and strengthen our cash position, have significantly improved our financial position. As a result, we are better positioned today to pursue attractive growth opportunities in a number of our businesses, particularly outside North America. Our growth strategies include reinvigorating our product portfolio and capitalizing on technology advancement opportunities. Material technology advancements are playing a key role in this endeavor, with an emphasis on research and development of efficient technologies such as lightweight, high-strength aluminum applications currently in demand. During the first quarter of 2010, we announced the consolidation of our heavy vehicle products North American engineering centers in Kalamazoo, Michigan and Statesville, North Carolina with our light vehicle engineering center in Maumee, Ohio, allowing us the opportunity to better share technologies among our businesses.

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

Sale of the Structural Products Business

In December 2009, we signed an agreement to sell substantially all of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income, net.

In March 2010, we completed the sale of all but the operations in Venezuela, representing $140 of the $147 total purchase price, and recorded a pre-tax loss of $5 ($3 net of tax) resulting primarily from a $3 negotiated reduction of the purchase price. We received cash proceeds of $113 and recorded a receivable of $27 for the deferred proceeds, including $15 related to an earn-out provision, which we expect to receive in the second quarter of 2011. We recorded an additional receivable of $8 representing recovery of working capital, which we expect to receive in the fourth quarter of 2010, subject to final agreement with the buyer. No significant changes to this receivable are expected based on current discussions.

The $15 earn-out payment will be realized if the aggregate number of units produced by the divested operations for nine vehicle platforms specified in the agreement exceeds 650,000 during a twelve-month period within the fourteen months ending April 30, 2011. Estimated production for these periods currently ranges from 706,000 to 713,000 units. The earn-out payment decreases if unit production is below 650,000 and would be eliminated if production falls below 610,000. We believe that the realization of this earn-out is reasonably assured and its recognition is consistent with our policy regarding recognition of contingent consideration at fair value.

In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, Dana will guarantee the affiliate's performance under the leases which run through June 2025 including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, Dana is entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property. The sale of our Structural Products business in Venezuela is expected to be completed in the fourth quarter of 2010.

In connection with the receipt of proceeds from the sale, we repaid $83 of our term loan debt in March 2010 and $7 in June 2010. Future cash proceeds and repatriations to the U.S. of proceeds already received are required to be used to repay our term loan debt. See Note 11 to the consolidated financial statements in Item 1 of Part I.

Acquisitions

In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Dana Mauritius agreed, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. Based on the discussions among the parties to date, we expect to sign an agreement in 2010 and to increase our investment in DDAC by approximately $120.

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

Trends in Our Markets

Light Vehicle Markets

Markets outside of North America – Overseas markets are expected to take on increasing importance for us as they experience greater growth. During 2009, overall global economic weakness impacted light vehicle production in these markets, just as it did in North America. The improving market conditions that were evident in the fourth quarter of 2009 continued into 2010. Third quarter 2010 production outside North America was up about 8% from the same period in 2009. Europe third quarter production was about 3% lower, while the South America and Asia Pacific regions were up about 12%. Production levels outside North America for the nine months ended September 30, 2010 were about 25% higher than the comparable 2009 period – with Europe and South America up about 16% and Asia Pacific up 33%. Our current outlook for light vehicle markets outside North America is full year 2010 unit production of 53 to 56 million. We expect European production in 2010 to be up around 7 to 10% as compared to 2009, with our two other regions being somewhat stronger – South America up in the 12 to 20% range and Asia Pacific 12 to 18% higher than in 2009.

North America – Production levels in the North American markets were negatively impacted by overall economic conditions beginning in the second half of 2008 and continuing through much of 2009. Production levels increased dramatically during the second half of 2009 as General Motors and Chrysler both emerged from relatively short bankruptcy reorganizations and improving market and overall economic conditions led to increased vehicle sales. For the third quarter of 2010, light vehicle unit production was approximately 3 million vehicles – about 25% higher than third quarter 2009. In the specific light truck pickup, van and SUV segment where more of our programs are focused, third quarter 2010 production of 879,000 vehicles was up about 26% from 2009. Light vehicle production levels for the first nine months of 2010 were higher than the same period in 2009 by about 53%, with 2010 light truck pickup, van and SUV segment production for the first nine months of 2010 46% higher than in 2009.

With vehicle sales strengthening since the second half of 2009, total light vehicle inventory levels declined significantly from relatively high levels in the first half of 2009 to 53 days supply at December 31, 2009. Inventory levels throughout 2010 have been relatively stable with September 30, 2010 inventory levels being around 58 days for all light vehicles, 59 days for light trucks and 73 days for the light truck pickup, van and SUV segment. Based on current inventory levels, near-term production levels are likely to be driven more directly by vehicle sales.

While the overall economic environment continues to be somewhat fragile, we have increased our expectation for full year 2010 North American light vehicle production to 11.5 to 11.8 million units, an increase of 35 to 38% over 2009, based on the strength of relatively strong third quarter 2010 vehicle sales. As we look at our primary light truck segment, we are now forecasting higher 2010 production levels which represent increases over 2009 in the 42 to 50% range for the full year.

Medium/Heavy Vehicle Markets

Markets outside of North America – Outside of North America, medium- and heavy-duty truck production was severely impacted in 2009 by the overall global economic weakness. With improving economic conditions, production levels outside North America are expected to rebound through the remainder of 2010. We currently expect production outside North America in 2010 to be around 1.8 to 1.9 million units compared to 1.5 million units in 2009.

North America – Developments in this region have a significant impact on our results as North America accounts for more than 60% of our sales in the commercial vehicle market. The North American medium/heavy truck market is being impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, as customers are being cautious about the economic outlook and, consequently, new vehicle purchases. We have begun to see signs of improving market conditions with new heavy-duty (Class 8) truck orders picking up in recent months and we expect this market to continue strengthening over the remainder of 2010 and into 2011. The rebound in the medium-duty (Class 5-7) market has been somewhat slower with continuing weakness in the housing and construction sectors constraining demand. Third quarter and year-to-date 2010 production of Class 8 vehicles of approximately 38,000 units and 109,000 units is about 29% and 35% higher than unit production in the comparable 2009 periods. In the medium-duty market, production of approximately 29,000 units during the third quarter of 2010 and 85,000 units for year-to-date 2010 is about 26% and 21% higher than production levels in the corresponding 2009 periods.

With the continued strengthening of new truck orders, we have adjusted our full year 2010 Class 8 production expectation in North America to 140,000 to 150,000 units – an increase of 21% to as much as 29% from 2009. On the medium-duty Class 5-7 side, we expect 2010 production of 106,000 to 120,000 units – up from 97,000 units in 2009.

Off-highway Markets

Our off-highway business has become an increasingly more significant component of our total operations over the past few years. Unlike our on-highway businesses, our off-highway business is largely outside of North America, with about 75% of its sales coming from outside of North America. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. During 2009, the adverse effects of a weaker global economy significantly reduced demand levels in these markets. Demand in the construction market was down 70 to 75% from 2008 while demand in the agricultural market was down 35 to 40%. Earlier this year we expected that this segment's primary construction and agriculture markets would be somewhat weaker in 2010 than in 2009 or, at the top end of our estimates, relatively flat year over year. However, during the second and third quarters of 2010, we have seen some strengthening in these markets and improving levels of customer demand. As such, we now expect full year 2010 demand levels in the construction market to be 10 to 15% higher than last year, with the agriculture market expected to be up 2 to 5%.

Sales, Earnings and Cash Flow Outlook

With the lower level of sales in 2009, we focused on aggressively right sizing our costs. We are making additional cost improvements this year as we continue making progress on our remaining restructuring actions and identify new opportunities to reduce our costs. Further, given the structural cost improvements that we have made, we have resisted bringing back all of the salaried and indirect labor cost that was eliminated as sales levels improved in the remainder of this year. Partially offsetting these expected operational cost improvements are higher costs associated with pension benefits and restoration of certain additional compensation programs. We also completed several pricing and material recovery initiatives during the latter part of 2008 and into 2009 that benefited margins in these years. While certain of these actions provide additional margin this year, on balance additional pricing is a less significant factor in our 2010 year-over-year profitability. During the first three months of 2010, market prices for steel and other commodity costs increased and have remained relatively stable at the increased levels during the second and third quarters. Pricing arrangements with our customers will enable us to recover a substantial portion of such increases, albeit subject to a time lag which varies by customer and operating segment. At present, the level of increases has not significantly impacted our 2010 profitability.

Based on the production outlook in our markets and the addition of some net new business, we currently expect our 2010 sales to be about $6,000 – an increase of around 25% exclusive of our Structural Products business. In addition to the margin contribution from higher sales, as indicated above, cost reduction actions are expected to provide incremental profit improvement. Considering these factors and the sale of the Structural Products business, we currently expect improvement in full year 2010 profitability of approximately $205 to $225.

During 2009, we generated free cash flow of $109 (cash provided by operations – excluding bankruptcy related claims payments – of $208 less capital expenditures of $99). Improved profitability, reduced working capital and disciplined capital expenditures helped cover cash needed for right sizing and restructuring the business. We currently expect free cash flow of more than $275 to $300 in 2010, primarily on the strength of improved earnings as well as continued working capital and capital expenditure discipline. Cash requirements for capital expenditures are expected to be $125 to $140 with restructuring activities expected to use approximately $100.

 Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operations excluding any bankruptcy claim-related payments, less capital spending. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2010 versus 2009)

	Three Months Ended
	September 30,		Increase
	2010	2009	(Decrease)
Net sales	$1,516	$1,329	$187
Cost of sales	1,338	1,247	91
Gross margin	178	82	96
Selling, general and administrative expenses	99	73	26
Amortization of intangibles	15	18	(3)
Restructuring charges, net	10	14	(4)
Other income, net	10	10
Income (loss) before interest, reorganization items and income taxes	$64	$(13)	$77

Net income (loss) attributable to the parent company	$46	$(38)	$84

Sales – The following table shows changes in our sales by geographic region for the quarters ended September 30, 2010 and 2009. In the third quarter of 2010, based on realignment of organizational responsibilities, we began including our South African operations in Europe instead of Asia Pacific. The geographical results have been retroactively adjusted to conform to the current reporting structure.

				Amount of Change Due To
	Three Months Ended September 30,		Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
North America	$733	$676	$57	$3	$(99)	$153
Europe	410	318	92	(31)		123
South America	217	216	1	10	(36)	27
Asia Pacific	156	119	37	4	(10)	43
Total	$1,516	$1,329	$187	$(14)	$(145)	$346

Third quarter 2010 sales increased $187 over the comparable 2009 period. The sale of our Structural Products business in early March 2010 resulted in reduced sales of $145 as compared to 2009. The organic sales increase primarily attributable to market volume, pricing and mix is $346 – an increase of 29% on 2009 sales adjusted for divestitures.

In North America, the organic sales increase of $153 for the third quarter of 2010 represents an increase of about 27% on 2009 sales adjusted for the effects of divestitures. The increase is largely due to the increased OEM production levels in the light vehicle and medium- and heavy-duty truck markets. Light duty production was up about 25% compared to 2009 and medium/heavy truck production was up about 27%. In the off-highway sector, third quarter 2010 demand levels also showed significant improvement compared to 2009.

Sales in Europe were reduced by $31 due primarily to a stronger U.S. dollar in 2010. Excluding currency effects, European sales were 39% higher than in 2009. Our European business is heavily weighted in the off-highway market where increased demand levels led to higher sales of about 45%. Europe sales also benefited from increased medium/heavy truck production of about 37% and favorable mix in our light vehicle businesses.

Stronger international currencies increased third quarter 2010 sales by $10 in South America and $4 in Asia Pacific. The organic sales increases of 15% and 39% in South America and Asia Pacific on adjusted 2009 sales were driven principally by the year-over-year increases in 2010 production levels in these regions.

Cost of sales and gross margin – Cost of sales decreased to 88.3% of sales in 2010 from 93.8% of sales in 2009, as higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes and reduced purchase prices and other cost reduction actions. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $178 (11.7% of sales) in the third quarter of 2010 from $82 (6.2% of sales) in the same period of 2009.

Selling, general and administrative expenses (SG&A) – SG&A expenses in the third quarter of 2010 were $26 higher than in 2009. Additional compensation and benefit costs are a major reason for the increase. The third quarter 2010 results include estimated costs associated with the annual incentive compensation program and long-term incentive grants that were awarded this year, whereas no annual incentive compensation was accrued in the first three quarters of 2009. Additionally, we increased our incentive compensation expense in the third quarter of 2010 to reflect higher expected performance under our incentive compensation programs. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in the third quarter of 2010 were higher than in 2009 by approximately $19. Absent these effects, SG&A expenses as a percentage of sales for the third quarter of 2010 would have been 5.3% as compared to 5.5% in 2009.

Restructuring charges – Restructuring charges in both 2010 and 2009 were primarily employee separation costs associated with workforce reduction actions and facility closures.

Other income, net – Other income was $10 for the quarters ended September 30, 2010 and 2009. We had net foreign exchange losses of $2 in 2010 and gains of $3 in 2009. In 2010 and 2009, we recognized a net loss on extinguishment of debt of $3 and $5. These items were more than offset by interest and other income of $15 in 2010 and $12 in 2009.

Interest expense – Interest expense in the third quarter of 2010 was $14 less than in the same period in 2009, primarily as a result of debt repurchases and repayments over the past year and a reduction in the contractual rate paid under our Amended Term Facility.

Income tax expense – A total income tax benefit of $4 for the quarter ended September 30, 2010 compares to a benefit of $9 in 2009. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to non-deductible expenses, withholding taxes on intercompany transfers of funds, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries, adjustments to reserves for uncertain tax positions and the effects of valuation allowances as discussed in Note 16 to the consolidated financial statements in Item 1 of Part I. During the third quarter of 2010, as a consequence of reorganizing our operations in Brazil, we determined that valuation allowances against certain deferred tax assets were no longer required. Reversal of these valuation allowances in 2010 resulted in a tax benefit of $16.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the "more likely than not" criterion for recognition of deferred tax assets. Consequently, there is no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect. As described in Note 16 of the notes to our consolidated financial statements in Item 1 of Part I, an exception occurs when there is a pre-tax loss from operations where a valuation allowance has been recorded and pre-tax income in categories such as other comprehensive income (OCI).  The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. Due to the application of this exception in the third quarter of 2010, we recognized an income tax benefit of $7 on pre-tax losses from operations in the U.S. Due to the application of this exception in the third quarter of 2009, we recognized an income tax benefit of $14 on pre-tax losses of operations in the U.S.

Summary Consolidated Results of Operations (Year-to-Date, 2010 versus 2009)

	Nine Months Ended
	September 30,		Increase
	2010	2009	(Decrease)
Net sales	$4,550	$3,735	$815
Cost of sales	4,063	3,598	465
Gross margin	487	137	350
Selling, general and administrative expenses	292	217	75
Amortization of intangibles	46	53	(7)
Restructuring charges, net	60	93	(33)
Impairment of long-lived assets		6	(6)
Other income, net	9	100	(91)
Income (loss) before interest, reorganization items and income taxes	$98	$(132)	$230

Net income (loss) attributable to the parent company	$24	$(195)	$219

Sales – The following table shows changes in our sales by geographic region for the nine months ended September 30, 2010 and 2009.

				Amount of Change Due To
	Nine Months Ended September 30,		Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
North America	$2,241	$1,902	$339	$14	$(196)	$521
Europe	1,142	917	225	(34)		259
South America	633	556	77	63	(73)	87
Asia Pacific	534	360	174	41	(19)	152
Total	$4,550	$3,735	$815	$84	$(288)	$1,019

Year-to-date 2010 sales increased $815 over the comparable 2009 period. The overall strengthening of several of our international currencies against the U.S. dollar accounted for $84 of the increase. The sale of our Structural Products business in early March 2010 resulted in a year-over-year sales reduction of $288. The organic sales increase, attributable primarily to market volume, pricing and mix, of $1,019 is an increase of 30% on 2009 sales adjusted for divestitures.

Increased sales in North America during the first nine months of 2010, adjusted for the effects of currency and divestitures, was $521 – a 31% increase on 2009 sales adjusted for divestitures. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty production levels were more than 50% higher in 2010 with increased production in the light pickup, van and SUV segment being somewhat less at around 46%. In the medium/heavy truck markets nine-month production was up about 28%. In the off-highway sector, improved 2010 demand levels contributed to increased sales of around 25%.

After adjusting for currency effects, our European sales were 28% higher in the first nine months of 2010 than in 2009. Our businesses in Europe benefited from stronger production levels in each of our markets, while also benefiting from demand levels for certain light vehicle programs that were stronger than the overall market.

Stronger international currencies increased year-to-date 2010 sales by $63 in South America and $41 in Asia Pacific. The organic sales increases in South America and Asia Pacific represent increases of 18% and 45% on 2009 sales adjusted for divestitures, due principally to the higher 2010 production levels in these regions.

Cost of sales and gross margin – Cost of sales decreased to 89.3% of sales in the first nine months of 2010 from 96.3% of sales in the comparable 2009 period. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes and reduced purchase prices and other cost reduction actions. In 2009, cost of sales was reduced by $12 of insurance recoveries, primarily attributable to settlement of environmental claims. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $487 (10.7% of sales) in 2010 from $137 (3.7% of sales) in 2009.

Selling, general and administrative expenses (SG&A) – SG&A expenses in the first nine months of 2010 were $75 higher than in 2009. Additional compensation and benefit costs are a major reason for the increase. The nine-month 2010 results include estimated costs associated with the annual incentive compensation program as well as long-term incentive grants that were awarded this year, whereas no annual incentive compensation was accrued in 2009. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we have restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in the first nine months of 2010 were higher by approximately $47 versus the same period of 2009. Additionally, as described in Note 14 to the consolidated financial statements in Item 1 of Part I, a reduction to our liability for asbestos claims reduced 2009 SG&A by $6. Absent these effects, SG&A expenses as a percentage of sales for the first nine months of 2010 would have been 5.4% as compared to 6.0% in 2009.

Restructuring charges and impairments – Restructuring expense was $60 for the first nine months of 2010 compared to $93 for 2009 as we continued to right-size the operations through workforce reductions and facility closure or realignment. Expense in both periods is primarily due to employee separation costs. Charges of $6 were recognized in the second quarter of 2009 for impairment of indefinite lived intangibles.

Other income, net – Other income, net was $9 for the nine months ended September 30, 2010, as compared to $100 in the corresponding period of 2009. A pre-tax loss of $5 was recorded in March 2010 in connection with the completion of the sale of our Structures business. Interest income was $21 in 2010 and $18 in 2009 while we incurred foreign exchange losses of $12 in the first nine months of 2010 versus a net gain of $9 in 2009. We recognized a loss on extinguishment of debt of $7 in 2010 versus a net gain of $35 in 2009. Additionally, we benefited from contract cancellation income of $17 in 2009 in connection with the early termination of a customer program.

Interest expense – Interest expense in the first nine months of 2010 was $40 less than in the same period in 2009, primarily as a result of debt repurchases and repayments over the past year and a reduction in the contractual rate paid under our Amended Term Facility.

Income tax expense – In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the "more likely than not" criterion for recognition of deferred tax assets. Consequently, there is no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. As described in Note 16 of the notes to our consolidated financial statements in Item 1 of Part I, an exception occurs when there is a pre-tax loss from operations where a valuation allowance has been recorded and pre-tax income in categories such as other comprehensive income (OCI). The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. Due to the application of this exception for the nine months ended September 30, 2010, we recognized an income tax benefit of $7 on pre-tax losses of operations in the U.S. Due to the application of this exception for the nine months ended September 30, 2009, we recognized an income tax benefit of $18 on pre-tax losses of operations in the U.S.

 Income tax expense of $10 for the nine months ended September 30, 2010 compares to a benefit of $39 in 2009. The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries, adjustment to reserves for uncertain tax positions and the effects of valuation allowances as discussed in Note 16 to the consolidated financial statements in Item 1 of Part I. For the nine months ended September 30, 2010, we recorded a $2 expense for withholding taxes on cash transfers between subsidiaries in Europe, and, as a consequence of reorganizing our operations in Brazil, we determined that valuation allowances against certain deferred tax assets were no longer required. Reversal of these valuation allowances in 2010 resulted in a tax benefit of $16. The first nine months of 2009 included a tax benefit of $18 to reduce liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency			Organic
September 30,	2010	2009	(Decrease)	Effects	Divestitures		Change
LVD	$634	$532	$102	$10	$		$92
Power Technologies	235	186	49	(6)			55
Commercial Vehicle	362	270	92				92
Off-Highway	271	184	87	(18)			105
Structures	13	157	(144)			(145)	1
Other	1		1				1
Total	$1,516	$1,329	$187	$(14)		$(145)	$346

Nine Months Ended
September 30,
LVD	$1,861	$1,393	$468	$64		$-	$404
Power Technologies	697	503	194	6			188
Commercial Vehicle	999	796	203	25			178
Off-Highway	815	640	175	(18)			193
Structures	175	403	(228)	7		(290)	55
Other	3		3			2	1
Total	$4,550	$3,735	$815	$84		$(288)	$1,019

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, 2010 sales increases over 2009 in LVD and Power Technologies were 17% and 30% for the third quarter and 29% and 37% for this year's first nine months. The higher sales were due primarily to increased light vehicle unit production levels in 2010 across all regions.

Commercial Vehicle segment 2010 sales, adjusted for currency, were up 34% in the third quarter compared to 2009 and up 22% over 2009 for the first nine months of the year. This segment is heavily concentrated in the North American market where medium/heavy (Class 5-8) truck production during these periods was up more than 25%. Outside of North America, third quarter 2010 medium/heavy truck production was about 20% higher than 2009, while nine-month production was about 25% higher.

With its significant European presence, our Off-Highway segment was unfavorably impacted by a weaker euro during 2010. Excluding currency effects, sales in the third quarter of 2010 were up about 57% compared to 2009, while sales for the first nine months of this year were up 30%. These increases reflect the stronger 2010 demand levels in the construction, agriculture and other segments of this market.

  We completed the sale of a substantial portion of the Structures business in March 2010 which accounts for the reduced sales in this segment. Partially offsetting this was the impact of higher production levels in 2010 prior to the divestiture.

Segment EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
Segment EBITDA *
Light Vehicle Driveline	$67	$45	$22	$177	$76	$101
Power Technologies	33	14	19	95	14	81
Commercial Vehicle	37	27	10	96	56	40
Off-Highway	23	11	12	69	27	42
Structures		11	(11)	8	20	(12)
Total Segment EBITDA	160	108	52	445	193	252
Shared services and administrative	(4)	(5)	1	(13)	(15)	2
Other income (expense) not in segments	(6)	(2)	(4)	(15)	30	(45)
Foreign exchange not in segments	(2)		(2)	(7)	3	(10)
Adjusted EBITDA *	148	101	47	410	211	199
Depreciation and amortization	(76)	(101)	25	(237)	(295)	58
Restructuring	(10)	(14)	4	(60)	(93)	33
Interest expense, net	(14)	(30)	16	(47)	(90)	43
Other **	(6)	(5)	(1)	(36)	29	(65)
Income (loss) before income taxes	$42	$(49)	$91	$30	$(238)	$268

*	See discussion of non-GAAP financial measures below.

**
Other includes reorganization items, gain (loss) on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 1 of Part I for additional details.

Non-GAAP financial measures – The table above refers to segment EBITDA and adjusted EBITDA, non-GAAP financial measures which we have defined to be earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). Segment EBITDA is currently being used by Dana as the primary measure of its operating segment performance. The most significant impact on Dana's ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using segment EBITDA and Adjusted EBITDA, performance measures that exclude depreciation and amortization, the comparability of results is enhanced. Management also believes that Adjusted EBITDA is an important measure since the financial covenants in our Amended Term Facility are based on Adjusted EBITDA and our management incentive performance programs are based, in part, on Adjusted EBITDA. Segment EBITDA and Adjusted EBITDA should not be considered a substitute for income (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

LVD segment EBITDA in the third quarter of 2010 of $67 improved $22 from the same period in 2009. Higher sales volumes resulting from stronger market production levels increased earnings by about $13. Material cost recovery and other pricing actions contributed $7 to the improvement. The remaining increase was driven by cost reductions, as higher material cost, pension and other benefits cost and other items partially offset the conversion cost savings. Segment EBITDA for the first nine months of 2010 was $177, an increase of $101 from 2009. Higher sales volumes, pricing and material cost recovery contributed $78, with higher warranty cost reducing segment EBITDA by $11. The remaining improvement in both periods was due primarily to cost actions which more than offset higher costs associated with restoring compensation and benefits programs that were suspended in 2009 and other benefit program increases.

In Power Technologies, segment EBITDA for the third quarter and first nine months of 2010 were $33 and $95, as compared to $14 for both the three and nine months ended September 30, 2009. Higher sales volumes from stronger markets improved third quarter segment EBITDA by $15 and nine-month results by $62. Many of the restructuring initiatives impacting this segment occurred in the second half of 2009 and first half of 2010. Benefits from these actions along with other cost reduction efforts provided most of the remaining improvement, more than offsetting the increase in compensation and benefit costs that followed curtailment of extensive cost-saving actions taken in 2009 and other developments.

The Commercial Vehicle segment EBITDA for the third quarter of 2010 was $37, an increase over the same period in 2009 of $10, while nine-month 2010 EBITDA of $96 was higher by $40. Stronger production levels in this segment's markets added approximately $17 and $46 to the third quarter and nine-month improvement. The third quarter volume-related improvement was partially offset principally by higher material costs and a lower contribution from material cost pricing recovery actions. Lower material cost recovery of $10 similarly offset some of the EBITDA improvement from stronger volume levels in the nine-month period of 2010. The remaining nine-month improvement was due principally to benefits resulting from our restructuring and other cost reduction actions, which more than covered compensation and benefit cost increases.

Off-Highway segment EBITDA of $23 in the third quarter of 2010 was up $12 from the same period in 2009, with nine-month 2010 results of $69 up $42. Improving market conditions in this business and stronger sales volume increased third-quarter segment EBITDA by about $17 and nine-month segment EBITDA by $25. Lower material cost recovery and higher warranty cost in the third quarter of 2010 as compared to 2009 partially offset the EBITDA improvement from stronger sales volumes. For the nine-month period, 2010 EBITDA also benefited from restructuring and other cost reduction efforts, which more than offset higher warranty cost and increased compensation and benefit costs associated with restoring suspended 2009 programs and other benefit program increases.

As indicated above, we completed the sale of a substantial portion of our Structures business in early March 2010, which contributed to the reduced third-quarter segment EBITDA in this segment compared to 2009. Nine-month Structures EBITDA was down $12 from 2009 due to the divestiture. Additionally, the first quarter of 2009 included a benefit of $17 from contract cancellation income in connection with the early termination of a customer program.

Liquidity

Covenants – At September 30, 2010, we were in compliance with our debt covenants under the Amended Term Facility. Based on our current forecast assumptions, which include the effects of cost reduction actions and other initiatives, we expect to be able to maintain compliance for the next twelve months and we believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during that period. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from being able to satisfy the financial covenants in our debt agreements or to maintain sufficient liquidity.

Global liquidity – Our global liquidity at September 30, 2010 was as follows:

Cash and cash equivalents	$1,137
Less: Deposits supporting obligations	(46)
Available cash	1,091
Additional cash availability from lines of credit in the U.S. and Europe	334
Total global liquidity	$1,425

As of September 30, 2010, the consolidated cash balance includes $486 located in the U.S. In addition, $96 of the total cash balance is held by less-than-wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access other cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements. Our current credit ratings are B+ and B3 from Standard and Poor's and Moody's.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility.

At September 30, 2010, there were no borrowings under our European trade receivable securitization program and $96 of availability based on the borrowing base. At September 30, 2010, we had no borrowings under the Revolving Facility but we had utilized $146 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $238 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $334 under these credit facilities.

Cash Flow

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used for) changes in working capital	$(10)	$49
Reorganization-related tax claim payment	(75)
Other cash provided by operations	302	39
Net cash flows provided by operating activities	217	88
Net cash provided by (used in) investing activities	54	(71)
Net cash flows used in financing activities	(106)	(7)
Net increase in cash and cash equivalents	$165	$10

Operating activities – The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and reorganization-related activity, other cash provided from operations was $302 during 2010 and $39 during 2009. An increased level of operating earnings and reduced cash used for restructuring were primary factors for the higher level of other cash provided by operations in 2010.

Working capital used cash of $10 in the first nine months of 2010 and provided $49 during last year's first nine months. Higher sales levels in 2010 as compared to 2009 resulted in increased levels of receivables and inventory. Cash of $170 was used in 2010 to finance increased receivables, whereas in 2009, nine-month sales were relatively weak and a reduction in receivables provided cash of $84. Inventory levels at the end of 2008 were relatively high in relation to customer requirements. Consequently, concerted efforts to reduce inventory enabled us to generate cash of $264 in 2009. Excess inventory levels coming into 2010 had largely been worked down. As such, the higher sales levels in the first nine months of 2010 resulted in a cash use of $85 to fund inventory. The cash use in 2010 for higher receivables and inventory was substantially offset by cash provided by increased accounts payable and other net liabilities of $245 resulting in the net cash use of $10. In contrast, reduced inventory and other purchases in 2009 led to a decrease in accounts payable and other net liabilities which used cash of $299.

Investing activities – Proceeds from the sale of the Structural Products business provided cash of $113 in the first nine months of 2010. Expenditures for property, plant and equipment in 2010 were $62, whereas $74 of cash was used in 2009 for capital expenditures.

Financing activities – The $106 use of cash in 2010 for financing activities was principally due to a use of $128 for long-term debt repayment. As described in Note 11 to the consolidated financial statements in Item 1 of Part I, proceeds from the sale of the Structural Products business are required to be used to repay term loan debt. Dividend payments to preferred shareholders also consumed cash of $32 during the first nine months of 2010. Partially offsetting these 2010 cash uses were proceeds of $52 from new long-term debt issuance. In September 2009, we completed a common stock offering for 34 million shares at a price per share of $6.75, generating net proceeds of $217, net of underwriting fees. Cash of $197 was used in 2009 to reduce long-term debt, with another $36 being used to reduce short-term borrowings. In October 2009, our underwriters exercised an over-allotment option and purchased an additional 5 million shares generating net proceeds of $33 with $15 used to repay third party debt principal.

Contractual Obligations

Preferred dividends accrued but not paid were $34 at September 30, 2010 and $42 at December 31, 2009. In October 2010, the Board of Directors authorized the payment of dividends to shareholders of 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock. An aggregate cash payment of $34 representing our total accrued dividend obligation is to be paid on December 10, 2010 to preferred shareholders of record as of the close of business on November 5, 2010. In March and July 2010, our Board authorized two $16 dividend payments which were made in April and August 2010.

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

  Our U.S. pension plans represent the largest share of recorded defined benefit retirement obligations. Although long-term interest rates have declined during 2010, the U.S. pension plan asset performance has been favorable through the first nine months of 2010. Based on our current estimate of 2010 plan performance, required contributions for our U.S. plans in 2011 is expected to be approximately $50.

There are no other material changes at September 30, 2010 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2009 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 14 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1 to our consolidated financial statements and in Item 7 of our 2009 10-K and Item 1 of Part I of this Form 10-Q. There were no significant changes in the application of our critical accounting policies during the first nine months of 2010.

Goodwill and non-amortizable intangible assets – We test goodwill and non-amortizable intangible assets for impairment as of October 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update monthly, to make our cash flow projections. These forecasts are based on our knowledge of our customers' production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. Inherent in these forecasts is an assumption of modest economic recovery in 2010 and continuing relatively low interest rates which can impact end-user purchases.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used to determine the estimated fair value of our Off-Highway reporting unit and our intangible assets as of October 31, 2009 were reasonable. There have been no significant subsequent changes to the expected cash flows of our segments that would indicate that any of these assets are not recoverable. Given the significant excess of carrying value over the fair value of these assets, we do not believe that our Off-Highway segment is at risk of failing the goodwill impairment test.

Non-amortizable intangible asset valuations are generally based on revenue streams. We impaired non-amortizable intangible assets by $35 in 2009 including $29 related to the sale of substantially all of our Structural Products business. There have been no significant changes in our revenue forecasts since our 2009 impairments that would warrant a review of these intangibles.

Long-lived and amortizable intangible assets – We perform impairment analyses on our property, plant and equipment and our amortizable assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount (step one test). We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining whether an adverse event or circumstance has triggered the need for an impairment review of the fair value of the operations.

In the Structural Products business, we impaired the long-lived assets at December 31, 2009 based on the expected proceeds from the sale of substantially all of the assets of this segment. The remaining property, plant and equipment of this segment has a carrying value of $30 at September 30, 2010. Based on our current forecasts, no triggering events have occurred and, accordingly, no valuation has been made since December 31, 2009. We believe that the undiscounted cash flows exceed the carrying value of these assets and we do not expect to impair these assets in the future. There are no intangible assets remaining in this segment.

Pension benefits – Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. The regulatory funding requirements use assumptions that differ from assumptions used to measure the funded status for U.S. GAAP. The most significant of our funded plans exist in the U.S. Future contributions are dependent on a number of factors, principally the changes in plan asset values and changes in interest rates. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into U.S. law on June 25, 2010. We are evaluating this and other available elective pension funding relief to determine its potential impact on our future funding requirements and strategies. Our U.S. plans represent the largest share of recorded pension obligations. No cash contributions to these plans are required in 2010. Assuming no contributions in excess of the minimum requirements during the remainder of 2010 or in 2011, we currently estimate that required contributions for our U.S. plans in 2011 will approximate $50.

Long-term interest rates have declined during 2010 and asset performance has been better than our assumed annual return of 7.50%.  Using current market rates, our estimated discount rate at December 31, 2010 would be 4.94% which is 85 basis points lower than the rate used at December 31, 2009.  Using this expected rate and projecting the assumed 7.50% annual return on our September 30, 2010 assets for the remainder of the year, we estimate a $70 net adverse impact on the year-end funded status of our U.S. plans which would result in a corresponding pre-tax reduction in our shareholders’ equity at December 31, 2010.  Under these assumptions our net periodic pension cost is expected to decrease from $20 in 2010 to about $12 in 2011.  A change of 25 basis points in the assumed discount rate would affect the adjustment of shareholders’ equity at December 31, 2010 by $50 and the 2011 pension expense by $3.  For our international defined benefit pension plans, the impact of changes in discount rates would not be of the same magnitude as the domestic plans due to lower benefit and funding obligations.  The ultimate impact on our financial condition and results of operations will depend on the actual year-end valuations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the nature of the market risk exposures discussed in Item 7A of our 2009 10-K. The following information quantifies our market risk exposures.

Foreign currency exchange rate risk – We use forward exchange contracts to manage foreign currency exchange rate risks. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into forward contracts. Our primary exposure is on cross-currency intercompany loans, intercompany receivable/payable balances and third party non-U.S.-dollar-denominated debt. A 10% instantaneous increase in foreign currency rates versus the U.S. dollar would result in a gain of $24. A 10% decrease would result in a loss of $24.

Interest rate risk – We are subject to interest rate risk in connection with the issuance of fixed and variable rate debt. Our exposure arises primarily from changes in the London Interbank Offered Rate (LIBOR). At September 30, 2010, approximately 13% of total debt was in foreign currencies. A 10% instantaneous increase (decrease) in the interest rate (primarily LIBOR) underlying our total outstanding debt would result in an annualized increase (decrease) of less than $1 in interest expense. The interest on our debt is primarily at a LIBOR rate plus a fixed margin as defined in our Amended Term Loan Agreement and the margin does not change. The offsetting impact of interest income on our cash balances is not considered in the preceding amounts but represents a significant offset to rate changes.

Forward contracts – Our foreign exchange contracts are not designated as hedges at September 30, 2010 and, accordingly, changes in fair value of these instruments are reported in income in the period in which they occur.  Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net.  See Note 12 to the consolidated financial statements in Item 1 of Part I.

Sensitivity – The following table summarizes the sensitivities of certain instruments and balances to a 10% change in our LIBOR interest rate or foreign exchange rates (versus the U.S. dollar) on the fair value of fixed rate instruments and cash flow (interest expense) for variable rate instruments. The sensitivities do not include the interaction that would be likely between exchange rates and interest rates.

	Assuming a 10%	Assuming a 10%	Favorable
Foreign Currency Rate	Increase in	Decrease	(Unfavorable)
Sensitivity:	Rates	in Rates	Change in

Forwards (1)
Long U.S. dollars	$(2)	$2	Fair value
Short U.S. dollars	$9	$(9)	Fair value
Debt (2)
Foreign currency denominated	$24	$(24)	Fair value

Interest Rate Sensitivity:
Debt
Fixed rate	$-	$-	Fair value
Variable rate	$-	$-	Cash Flow

Derivatives (3)	$-	$-	Cash Flow

See Note 12 to the consolidated financial statements in Item 1 of Part 1 for the fair values of our forward contracts.
(1)	Change in fair value of forward contracts assuming a 10% change in the value of the U.S. dollar vs. foreign currencies. Amount does not include the impact of the underlying exposure.
(2)
Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency.  This amount includes the impact of U.S.-dollar-based cross-currency intercompany loans.

(3)
Under our Amended Term Facility, we are required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011. These contracts effectively cap our interest rate at 10.25%.  A 10% increase in our interest rates would not reach the cap. The value of the cap was less than $1 as of September 30, 2010.

Commodity price risk – We do not utilize forward contracts to manage commodity price risk. Our overall strategy is to pass through commodity risk to our customers in our pricing agreements. A substantial portion of our customer agreements include contractual provisions for the pass-through of commodity price movements. In instances where the risk is not covered contractually, we have generally been able to adjust customer pricing to recover commodity cost increases.

Long-term debt – Our long-term debt matures as follows and carries the following interest rates:

	Year ended September 30,
Instrument	2011	2012	2013	2014	2015	Thereafter	Total
Fixed rate long-term debt	$8	$13	$64	$1	$-	$-	$86
Average interest rate	4.24%	4.26%	4.27%	1.95%	1.95%		4.24%
Variable rate long-term debt	$9	$9	$14	$506	$336	$-	$874
Average interest rate	4.66%	4.66%	4.66%	4.69%	4.69%		4.67%

 Note: The amounts shown exclude original issue discount, short-term debt and non-recourse debt.

Item 4. Controls and Procedures

Disclosure controls and procedures – We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the SEC under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting – There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications – The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2009 10-K for a more complete understanding of the matters covered by the Certifications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2010. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
7/1/10 - 7/31/10	2,101	$11.03	-	-
8/1/10 - 8/31/10	-	-	-	-
9/1/10 - 9/30/10	4,981	$11.09	-	-

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: October 28, 2010	By:	/s/ James A. Yost
James A. Yost
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)