Form 10-K
period 2010-12-31
DANA HOLDING CORP
filed 2011-02-24
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2010

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2010, was approximately $1,438,000,000.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 144,909,664 shares of the registrant’s common stock outstanding at February 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 4, 2011 are incorporated by reference into Part III.

DANA HOLDING CORPORATION — FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I
(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for light and heavy vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. As of December 31, 2010, we employed approximately 22,500 people, operated in 26 countries and owned or leased 92 major facilities around the world.

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The terms “Dana,” “we,” “our” and “us,” when used in this report with respect to the period prior to Dana Corporation’s emergence from Chapter 11, are references to Prior Dana and when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana. These references include the subsidiaries of Dana, as the case may be, unless otherwise indicated or the context requires otherwise.

Bankruptcy proceedings — Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on the Effective Date pursuant to the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified the Plan). In connection with our emergence from Chapter 11, we adopted fresh start accounting effective February 1, 2008. The financial statements for the periods ended prior to January 31, 2008 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting. The eleven months ended December 31, 2008 and the one month ended January 31, 2008 are distinct reporting periods as a result of our emergence from Chapter 11 on January 31, 2008. References in certain analyses of sales and other results of operations combine the two periods in order to provide additional comparability of such information.

Bankruptcy claims resolution — During the course of our Chapter 11 proceedings, we successfully reached settlements with most of our creditors and resolved most pending claims against the Debtors. However, certain significant matters remain to be resolved in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). See Note 23 to our consolidated financial statements in Item 8 for further details. Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the future resolution of these disputed claims will not have an impact on our results of operations or financial condition.

Overview of our Business

Markets

We serve three primary markets:

•	Light vehicle market — In the light vehicle market, we design, manufacture and sell light axles, driveshafts, structural products, sealing products, thermal products and related service parts for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars.
•	Medium/heavy market — In the medium/heavy vehicle market, we design, manufacture and sell axles, driveshafts, chassis and side rails, ride controls and related modules and systems, engine sealing products, thermal products and related service parts for medium- and heavy-duty trucks, buses and other commercial vehicles.

•	Off-Highway market — In the off-highway market, we design, manufacture and sell axles, transaxles, driveshafts, suspension components, transmissions, electronic controls, related modules and systems, sealing products, thermal products and related service parts for construction machinery and leisure/utility vehicles and outdoor power, agricultural, mining, forestry and material handling equipment and a variety of non-vehicular, industrial applications.

Segments

Senior management and our Board of Directors currently review our operations in five operating segments:

•	Three product-based operating segments sell primarily into the light vehicle market: Light Vehicle Driveline (LVD), Power Technologies and Structural Products (Structures). Most of the operations of Structures were divested in March 2010. Sales in these light vehicle businesses totaled $3,634 in 2010, with Ford Motor Company (Ford), Hyundai Motor Group (Hyundai), Nissan Motor Company (Nissan), General Motors Corp. (GM) and Chrysler Corporation (Chrysler) among the largest customers. At December 31, 2010, these segments employed approximately 14,500 people and had 59 major facilities in 20 countries.
•	Two operating segments serve the medium/heavy vehicle markets: Commercial Vehicle and Off-Highway. In 2010, these segments generated sales of $2,475. In 2010, the largest Commercial Vehicle customers were PACCAR Inc (PACCAR), Daimler AG, Navistar International Corporation and Oshkosh Corporation. The largest Off-Highway customers included Deere & Company, AGCO Corporation, Fiat Group and Sandvik Ab. At December 31, 2010, these two segments employed approximately 7,000 people and had 29 major facilities in 13 countries.
•	In addition to the operating segments, there are two additional major facilities providing administrative services and two engineering facilities supporting multiple segments. At December 31, 2010, corporate and other support staff totaled approximately 1,000.

Our operating segments manufacture and market classes of similar products as shown below. See Note 20 to our consolidated financial statements in Item 8 for financial information on all of these operating segments.

	Percent of Consolidated Sales			Products	Market
Segment	2010	2009	2008
LVD	41%	38%	34%	Front and rear axles, driveshafts, differentials, torque couplings and modular assemblies	Light vehicle
Power Technologies	15	14	12	Gaskets, cover modules, heat shields, engine sealing systems, cooling and heat transfer products	Light vehicle, medium/heavy vehicle and off-highway
Commercial Vehicle	22	21	21	Axles, driveshafts, steering shafts, suspensions and tire management systems	Medium/heavy vehicle
Off-Highway	19	16	22	Axles, transaxles, driveshafts and end-fittings, transmissions, torque converters and electronic controls	Off-highway
Structures	3	11	11	Frames, cradles and side rails	Light and medium/heavy vehicle

Acquisitions and Divestitures

Dongfeng Dana Axle — In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $5. Our subsidiary, Dana Hong Kong agreed, subject to certain conditions, to purchase Dana Mauritius’ 4% interest and, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. We signed a definitive agreement to increase our investment in DDAC in February 2011. We expect that the increase in our investment will occur in the second quarter of 2011, at which time we expect to make a payment approximating $120.

SIFCO — In February 2011, we completed a transaction with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. Through this transaction, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems and we are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines, including front and rear axles, driveshafts and suspension systems. In return for payment of $150 to SIFCO, we obtained an exclusive, long-term supply agreement to ensure supply of key driveline components.

Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. We completed the sale in 2010 for a selling price of $147. We received cash proceeds of $118 during 2010 and expect to receive all but $1 of the remainder in 2011. Following the recognition of $150 of impairment and accrual of $11 of transaction expense in the fourth quarter of 2009, we recorded an additional $3 of loss in 2010 as a result of reducing the selling price and recorded additional tax expense of $3 in 2010.

See Item 7, Management’s Discussion and Analysis of the Results of Operations, for additional information on these transactions.

Other divestitures — The Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations in 2005 and we reported these businesses as discontinued operations through their respective dates of divestiture. Substantially all of these operations were sold prior to 2008. See Note 22 to our consolidated financial statements in Item 8 for additional information on discontinued operations.

During the latter part of 2008 and early 2009, we evaluated a number of strategic options in our non-driveline light vehicle businesses. We incurred costs of $5 and $10 during 2009 and 2008 in connection with the evaluation of these strategic options, primarily for professional fees, which we recorded in other income, net.

Other agreements — In August 2007, we executed an agreement relating to two joint ventures with GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG). This agreement included the grant of a call option to GETRAG to acquire our interests in these joint ventures for $75 and our payment of GETRAG claims of $11 under certain conditions. We recorded the $11 claim in liabilities subject to compromise and as an expense in other income, net in the second quarter of 2007. In September 2008, we amended our agreement with GETRAG and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the $11 liability. As a result of the reduced call price, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates. Following the expiration of the call in September 2009, we began recognizing our interest in the results of GETRAG as equity in earnings of affiliates.

Geographic Operations

We maintain administrative and operational organizations in four regions — North America, Europe, South America and Asia Pacific — to facilitate financial and statutory reporting and tax compliance on a worldwide basis and to support our business units with regional market, customer and product strategies, assistance with business plan execution and management of affiliate relations. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Austria	Italy	Argentina	Australia
Mexico	Belgium	Spain	Brazil	China
United States	France	South Africa	Colombia	India
	Germany	Sweden	Uruguay	Japan
	Hungary	Switzerland	Venezuela	Korea
		United Kingdom		Taiwan
Thailand

Our non-U.S. subsidiaries and affiliates manufacture and sell products similar to those we produce in the United States. Operations outside the U.S. may be subject to a greater risk of changing political, economic and social environments, changing governmental laws and regulations, currency revaluations and market fluctuations than our domestic operations. See the discussion of risk factors in Item 1A.

Sales reported by our non-U.S. subsidiaries comprised $3,434 of our 2010 consolidated sales of $6,109. A summary of sales and long-lived assets by geographic region can be found in Note 20 to our consolidated financial statements in Item 8.

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

Ford was the only individual customer accounting for 10% or more of our consolidated sales in 2010. As a percentage of total sales from continuing operations, our sales to Ford were approximately 19% in 2010, 20% in 2009 and 17% in 2008 and our sales to PACCAR, our second largest customer, were approximately 5% in 2010, 2009 and 2008.

Hyundai, Nissan and GM were our third, fourth and fifth largest customers in 2010. Our top 10 customers collectively accounted for approximately 53% of our revenues in 2010.

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

High steel and other raw material costs have had a major adverse effect on our results of operations in the past. However, during the past few years, we successfully implemented pricing agreements with many of our customers providing adjustments for significant increases or decreases in steel and certain other raw materials costs. Where formal agreements are not in place, we have generally been successful in the past in implementing price adjustments to compensate for inflationary material cost increases. Adjustments may not result in full recovery of cost increases and there may be time lags in recovery of these costs.

Seasonality

Our businesses are generally not seasonal. However, in the light vehicle market, our sales are closely related to the production schedules of our OEM customers and, historically, those schedules have been weakest in the third quarter of the year due to a large number of model year change-overs that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by the summer holiday schedules and fourth-quarter production is affected globally by year-end holidays.

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

Competition

Within each of our markets, we compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. With a renewed focus on product innovation, we differentiate ourselves through: efficiency and performance, materials and processes, sustainability and product extension.

Light vehicle market — The principal LVD competitors include ZF Friedrichshafen AG (ZF Group), GKN plc (GKN), American Axle & Manufacturing Holdings, Inc. (American Axle), Magna International Inc. (Magna), Wanxiang Group Corporation, Hitachi Automotive Systems LTD., IFA Group (acquired Rotarian GmbH), GETRAG and the captive and vertically integrated operations of various truck and auto manufacturers (e.g., Chrysler and Ford).

Our principal Power Technologies competitors include ElringKlinger Ag, Federal-Mogul Corporation, Freudenberg NOK Group, Behr GmbH & Co. KG, Mahle GmbH, Modine Manufacturing Company, Valeo Group, YinLun Co., LTD and Denso Corporation.

Medium/heavy vehicle market — Our principal Commercial Vehicle competitors include ArvinMeritor, American Axle, Hendrickson (a subsidiary of the Boler Group), Klein Products Inc. and OEMs’ vertically integrated operations. Power Technologies’ competitors in this market are the same as in the light vehicle market.

Off-highway market — Our major competitors in the Off-Highway segment include Carraro Group, ZF Group, GKN, Kessler + Co. and certain OEMs’ vertically integrated operations. Power Technologies’ competition in this market is similar to their competition in the other markets above.

Intellectual Property

Our proprietary axle, driveshaft and power technologies product lines have strong identities in the markets we serve. Throughout these product lines, we manufacture and sell our products under a number of patents that have been obtained over a period of years and expire at various times. We consider each of these patents to be of value and aggressively protect our rights throughout the world against infringement. We are involved with many product lines and the loss or expiration of any particular patent would not materially affect our sales and profits.

We own or have licensed numerous trademarks that are registered in many countries, enabling us to market our products worldwide. For example, our Spicer®, Victor Reinz® and Long® trademarks are widely recognized in their market segments.

Engineering and Research and Development

Since our introduction of the automotive universal joint in 1904, we have been focused on technological innovation. Our objective is to be an essential partner to our customers and we remain highly focused on offering superior product quality, technologically advanced products, world-class service and competitive prices. To enhance quality and reduce costs, we use statistical process control, cellular manufacturing, flexible regional production and assembly, global sourcing and extensive employee training.

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2010, we had five major technical centers with additional research and development activities carried out at ten additional sites. Our research and development costs were $50 in 2010, $44 in 2009 and $60 for the full year of 2008. Total engineering expenses including research and development were $132 in 2010, $119 in 2009 and $193 for the full year of 2008.

Our research and development activities continue to improve customer value. For all of our markets, this means drivelines with higher torque capacity, reduced weight and improved efficiency. End-use customers benefit by having vehicles with better fuel economy and reduced cost of ownership. We are also developing a number of power technologies products for vehicular and other applications that will assist fuel cell, battery and hybrid vehicle manufacturers in making their technologies commercially viable in mass production.

Employment

Our worldwide employment was approximately 22,500 at December 31, 2010.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2010.

In connection with our Chapter 11 reorganization, we settled certain pre-petition claims related to environmental matters. See the discussion of contingencies in Note 15 to our consolidated financial statements in Item 8.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available, free of charge, on or through our Internet website (http://www.dana.com/investors) as soon as we file such materials with, or furnish them to, the SEC. We also post our Corporate Governance Guidelines, Standards of Business Conduct for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address. Copies of these posted materials are available in print, free of charge, to any stockholder upon request from: Investor Relations, Dana Holding Corporation, P.O. Box 1000, Maumee, Ohio 43537, or via telephone in the U.S. at 800-472-8810 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

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

Risk Factors Related to the Markets We Serve

Failure to sustain a continuing economic recovery in the United States and elsewhere could have a substantial effect on our business.

Our business is tied to general economic and industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had and could continue to have a substantial impact on our business.

While we expect a continuing economic recovery in 2011, negative economic conditions such as rising fuel prices could adversely impact our business. Adverse developments in these conditions could reduce demand for new vehicles, causing our customers to reduce their vehicle production in North America and, as a result, demand for our products would be adversely affected.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 53% of our overall revenue in 2010. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have a high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. Pricing pressure from our customers also poses certain risks. Inability on our part to offset pricing concessions with cost reductions would adversely affect our profitability. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful. Further, to the extent that the financial condition of our largest customers deteriorates, including possible bankruptcies, mergers or liquidations, or their sales otherwise decline, our financial position and results of operations could be adversely affected.

We may be adversely impacted by changes in international legislative and political conditions.

We operate in 26 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 56% of our sales in 2010 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. While the U.S. dollar has generally weakened over the past year, strengthening of the U.S. dollar against the euro and many other currencies of countries in which we have operations could adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

Dana Holding Corporation is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depend on the cash flow of our subsidiaries. In addition, the payment of funds in the form of dividends, intercompany payments, tax sharing payments and otherwise may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries.

Labor stoppages or work slowdowns at Dana, key suppliers or our customers could result in a disruption in our operations and have a material adverse effect on our businesses.

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

We continue to work with our customers to recover a greater portion of our material cost increases. While we have achieved some success in these efforts to date, there is no assurance that commodity costs will not adversely impact our profitability in the future.

We could be adversely affected if we experience shortages of components from our suppliers.

A substantial portion of our annual cost of sales is driven by the purchase of goods and services. To manage and reduce these costs, we have been consolidating our supplier base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us or even in the financial collapse of one or more such suppliers. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our revenues, margins and customer relations.

We will be engaging in acquisitions and joint ventures in the future and we could encounter unexpected difficulties integrating those businesses.

We expect to engage in strategic acquisitions and joint ventures, which are intended to complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we enter into a transaction.

We could be adversely impacted by the costs of environmental, health, safety and product liability compliance.

Our operations are subject to environmental laws and regulations in the U.S. and other countries that govern emissions to the air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials and the cleanup of contaminated properties. Historically, other than an EPA settlement as part of our bankruptcy proceedings, environmental costs related to our former and existing operations have not been material. However, there is no assurance that the costs of complying with current environmental laws and regulations, or those that may be adopted in the future, will not increase and adversely impact us.

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, in the commercial, off-highway and light vehicle markets, if our products fail to perform to specifications or cause property damage, injury or death. (See Notes 16 and 18 of our consolidated financial statements in Item 8 for additional information on warranties.)

We participate in certain multiemployer pension plans which are not fully funded.

We contribute to certain multiemployer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2009, the last date for which data is available. We could be held liable to the plans for our obligation, as well as those of other employers due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations, or as a result of future collectively-bargained wage and benefit agreements.

Risk Factors Related to our Securities

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

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia/ Pacific	Total
Administrative Offices	2				2
Engineering – Multiple Groups	1			1	2
LVD
Manufacturing/Distribution	15	3	7	12	37
Power Technologies
Manufacturing/Distribution	14	4		1	19
Engineering	2				2
Structures
Manufacturing/Distribution	1				1
Commercial Vehicle
Manufacturing/Distribution	9	4	1	2	16
Engineering	1				1
Off-Highway
Manufacturing/Distribution	3	7		2	12
Total Dana	48	18	8	18	92

As of December 31, 2010, we operated in 26 countries and had 92 major manufacturing/distribution, engineering and office facilities. We lease 32 of these manufacturing and distribution operations and a portion of 2 others and own the remainder of our facilities. We believe that all of our property and equipment is properly maintained.

Our corporate headquarters facilities are located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Toledo, Ohio area house functions that have global responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

As discussed above, we emerged from Chapter 11 on January 31, 2008. Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors were addressed in connection with our emergence from Chapter 11. Certain pre-petition claims still await resolution in the Bankruptcy Court. See Note 23 to our consolidated financial statements in Item 8 for further details. Although the allowed amount of certain disputed claims has not yet been determined, our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the future resolution of these disputed claims will not have an impact on our results of operations or financial condition.

As previously reported and as discussed in Note 15 to our consolidated financial statements in Item 8, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 4. [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “DAN.” The following table shows the high and low sales prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2010 and 2009.

	2010		2009
	High	Low	High	Low
Fourth quarter	$17.99	$12.06	$11.25	$5.35
Third quarter	12.79	8.95	7.44	1.17
Second quarter	14.10	9.27	2.75	0.44
First quarter	13.30	9.22	1.16	0.19

Holders of common stock — Based on reports by our transfer agent, there were approximately 4,528 registered holders of our common stock on February 11, 2011.

Stockholder return — The following graph shows the cumulative total stockholder return for our common stock during the period from February 1, 2008 to December 31, 2010. Five-year historical data is not presented since we emerged from Chapter 11 on January 31, 2008 and the stock performance of Dana is not comparable to the stock performance of Prior Dana. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on February 1, 2008 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Performance chart

Index

	2/1/08	12/31/08	12/31/09	12/31/10
Dana Holding Corporation	$100.00	$5.83	$85.35	$135.51
S&P 500	100.00	67.02	84.76	97.52
Dow Jones US Auto Parts	100.00	50.83	75.84	119.96

Dividends — We did not declare or pay any common stock dividends during 2010 or 2009.

Issuer’s purchases of equity securities — The following table presents information with respect to repurchases of common stock made by us during the quarter ended December 31, 2010. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/10 – 10/31/10	1,322	$12.98	—	—
11/1/10 – 11/30/10	183,702	14.57	—	—
12/1/10 – 12/31/10	5,949	15.86	—	—

Annual meeting — We will hold an annual meeting of stockholders on May 4, 2011.

Item 6. Selected Financial Data

	Dana			Prior Dana
	Years Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008	Years Ended December 31,
(In millions except per share amounts)	2010	2009			2007	2006
Net sales	$6,109	$5,228	$7,344	$751	$8,721	$8,504
Income (loss) from continuing operations before income taxes	$35	$(454)	$(549)	$914	$(387)	$(571)
Income (loss) from continuing operations	$14	$(436)	$(667)	$717	$(423)	$(611)
Loss from discontinued operations			(4)	(6)	(118)	(121)
Net income (loss)	14	(436)	(671)	711	(541)	(732)
Less: Noncontrolling interests net income (loss)	4	(5)	6	2	10	7
Net income (loss) attributable to the parent company	$10	$(431)	$(677)	$709	$(551)	$(739)
Income (loss) per share from continuing operations available to parent company stockholders
Basic	$(0.16)	$(4.19)	$(7.02)	$4.77	$(2.89)	$(4.11)
Diluted	$(0.16)	$(4.19)	$(7.02)	$4.75	$(2.89)	$(4.11)
Loss per share from discontinued operations attributable to parent company stockholders
Basic	$—	$—	$(0.04)	$(0.04)	$(0.79)	$(0.81)
Diluted	$—	$—	$(0.04)	$(0.04)	$(0.79)	$(0.81)
Net income (loss) per share available to parent company stockholders
Basic	$(0.16)	$(4.19)	$(7.06)	$4.73	$(3.68)	$(4.92)
Diluted	$(0.16)	$(4.19)	$(7.06)	$4.71	$(3.68)	$(4.92)
Cash dividends per common share	$—	$—	$—	$—	$—	$—
Common Stock Data
Average common shares outstanding
Basic	141	110	100	150	150	150
Diluted	141	110	100	150	150	150
Stock price
High	$17.99	$11.25	$13.30		$2.51	$8.05
Low	$8.95	$0.19	$0.34		$0.02	$0.65

Note: Information for Prior Dana is not comparable to the information shown for Dana due to our emergence from Chapter 11 on January 31, 2008.

	As of December 31,
	Dana			Prior Dana
	2010	2009	2008	2007	2006
Summary of Financial Position
Total assets	$5,099	$5,154	$5,607	$6,425	$6,664
Short-term debt	$167	$34	$70	$1,183	$293
Long-term debt	$780	$969	$1,181	$19	$722
Liabilities subject to compromise				$3,511	$4,175
Preferred stock	$762	$771	$771	$—	$—
Common stock, additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	923	908	1,257	(782)	(834)
Total parent company stockholders’ equity (deficit)	$1,685	$1,679	$2,028	$(782)	$(834)
Book value per share	$11.97	$15.24	$20.28	$(5.22)	$(5.55)

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for light and heavy vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. At December 31, 2010, we employed approximately 22,500 people, operated in 26 countries and had 92 major manufacturing/distribution, engineering and office facilities around the world.

We are committed to continuing to diversify our product offerings, customer base and geographic footprint and minimizing our exposure to individual market and segment declines. In 2010, 48% of our revenue came from North American operations and 52% from operations throughout the rest of the world. Light vehicle products (including Power Technologies and Structures) accounted for 59% of our global revenues, with commercial vehicle and off-highway products representing 41%.

Business Strategy

During the past three years, we have significantly improved our financial condition — reducing debt, raising additional equity, improving the profitability of customer programs, eliminating structural costs and reducing working capital investment. We have also strengthened our leadership team and streamlined our operating segments to focus on our core light vehicle driveline and power technologies businesses and our heavy vehicle on-highway commercial and off-highway businesses. As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

While we intend to continue aggressively reducing cost and streamlining our business operations, our future strategy includes several growth initiatives directed at strengthening the competitiveness of our products, geographic expansion, aftermarket opportunities and selective acquisitions.

Strengthening the competitiveness of our products — Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. In 2010, we combined our light and heavy vehicle products’ North American engineering centers allowing us the opportunity to better share technologies among our businesses. We are constructing a new engineering facility in India that more than doubles our engineering presence in that country. This facility will house state-of-the-art design and test capabilities that globally support each of our businesses.

Geographic expansion — Although there are growth opportunities in each region, we will be focused on the Asia Pacific region, especially India and China. In addition to the new engineering facility referenced above, India is nearing completion of a new hypoid gear manufacturing facility which is scheduled to begin production in the first half of 2011. The additional investment in our China-based joint venture with Dongfeng significantly increases our commercial vehicle driveline presence in the region. We have experienced considerable success in the China off-highway and industrial markets and believe that there is considerable opportunity for future growth. Similar to India, we are directing additional investment in our engineering capabilities in China.

Aftermarket opportunities — We have established a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting future aftermarket revenues of 20% of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities that have strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

Sale of the Structural Products Business

We closed on the sale of substantially all of our Structural Products business except for the operations in Venezuela in March 2010 and completed the divestiture in Venezuela in December 2010. We received cash proceeds of $118 during the year, excluding amounts related to the working capital adjustment and tooling and reduced outstanding debt under our term facility by $77. Approximately $30 remains receivable at the end of 2010 under the agreement, including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. The earn-out payment vested in January 2011 and is to be paid by Metalsa in February 2011. All but $1 of the remaining $15 is expected to be received before the fourth quarter of 2011. In 2010, we recorded an additional pre-tax loss of $3, resulting from a price adjustment negotiated prior to the March close and we recorded additional tax expense of $3.

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

Acquisitions

In June 2007, our subsidiary Dana Mauritius purchased 4% of the registered capital of DDAC, a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor and certain of its affiliates for $5. Dana Hong Kong has agreed, subject to certain conditions, to purchase the original 4% investment and an additional 46% equity interest in DDAC. We signed a definitive agreement to increase our investment in DDAC in February 2011 and will make a payment approximating $120 at closing once the transaction receives the approval of the Chinese government, which is expected in the second quarter of 2011.

In connection with our increase in ownership, DDAC entered into a contingent consideration arrangement with a Dongfeng Motor affiliate that provides for reductions in the selling price of goods sold by DDAC to such affiliate for a period of up to four years if the earnings of DDAC surpass specified targets. Dana’s share of DDAC’s earnings could be reduced by an amount not to exceed $20. We have concluded that this reduction comprises contingent consideration, the fair value of which will be determined at closing, recorded as a liability and amortized to equity in earnings of affiliates over the term of the arrangement.

In February 2011, we completed a transaction with SIFCO, a leading producer of steer axles and forged components in South America. Through this transaction, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems and we are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines —  including front and rear axles, driveshafts and suspension systems. In return for payment of $150 to SIFCO, we obtained an exclusive, long-term supply agreement to ensure supply of key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish, in the near term, assembly capabilities for these systems. At current production levels, this arrangement is expected to generate annual sales of approximately $350. We expect to account for this transaction as a business combination, with the purchase price expected to be allocable predominately to fixed assets and intangible assets.

Segments

We manage our operations globally through five operating segments. Our operations serving the light vehicle market primarily support light vehicle OEMs with products for light trucks, SUVs, CUVs, vans and passenger cars. The operating segments in the light vehicle markets are LVD, Power Technologies and Structures. Substantially all of the Structures business was sold in the first quarter of 2010.

The reporting of our operating segment results was reorganized in the first quarter of 2010 in line with our management structure as the Sealing and Thermal segments were combined into the Power Technologies segment and our Brazilian driveshaft operations were moved from LVD to Commercial Vehicle. The results of these segments have been retroactively adjusted to conform to the current reporting structure.

Two operating segments, Commercial Vehicle and Off-Highway, support the OEMs of medium-duty (Classes 5 – 7) and heavy-duty (Class 8) commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

Trends in Our Markets

Global Vehicle Production

		Actual
	Dana 2011 Outlook	2010	2009	2008
North America
Light Vehicle (Total)	12,600 to 13,000	11,912	8,550	12,650
Light Truck (excl. CUV/Minivan)	3,500 to 3,700	3,520	2,330	3,330
Medium Truck (Classes 5 – 7)	120 to 150	116	97	157
Heavy Truck (Class 8)	235 to 245	152	116	196
Europe (including E. Europe)
Light Vehicle	18,300 to 18,800	18,732	16,300	21,260
Medium/Heavy Truck	330 to 350	325	298	749
South America
Light Vehicle	4,200 to 4,400	4,140	3,650	3,800
Medium/Heavy Truck	215 to 230	191	115	173
Asia Pacific
Light Vehicle	35,000 to 37,000	34,662	28,500	28,700
Medium/Heavy Truck	1,400 to 1,550	1,437	1,089	1,355
Off-Highway – Global (year-over-year)
Agricultural Equipment	+8 to +12%	+2 to +5%	-35 to -40%
Construction Equipment	+15 to +20%	+20 to +25%	-70 to -75%

North America

Light vehicle markets — Production levels in the North American markets were negatively impacted by overall economic conditions which began in the second half of 2008 and continued through much of 2009 resulting in overall light vehicle production in 2009 being down about 32% from 2008. Production levels increased significantly during the second half of 2009 as GM and Chrysler both emerged from relatively short bankruptcy reorganizations and improving market and overall economic conditions led to increased vehicle sales. Gradually improving economic conditions continued in 2010, which led to increased light vehicle production of just under 12 million units in 2010. While up 39% from the low levels of the previous year, 2010 production remained well below 2008 levels. However, in the light truck pickup, van and SUV segment where more of our programs are focused, production declined from 2008 to 2009 by about 30% and rebounded strongly in 2010. With an increase in production of about 50% in 2010, production levels in this segment of the market were slightly higher than 2008 levels.

With vehicle sales strengthening since the second half of 2009, total light vehicle inventory levels have improved considerably from 93 days supply at December 31, 2008 to 53 days supply at December 31, 2009 and 55 days supply at December 31, 2010. Inventory levels in the light truck pickup, van and SUV segment experienced similar improvement, declining from 76 days supply at December 31, 2008 to 50 and 49 days supply at December 31,2009 and 2010. Based on current inventory levels, near-term production levels are likely to be driven more directly by vehicle sales.

Despite economic factors like high unemployment levels and increased fuel costs possibly constraining growth in the North American markets, we expect to see continued strengthening of light vehicle production levels in 2011. Our current outlook has 2011 light vehicle production levels increasing 6 to 9% over 2010 levels nearing those experienced three years ago. As we look at our primary light truck pickup, van and SUV segment where the 2010 rebound was larger, we expect 2011 production levels to be relatively comparable with those in 2010 or up modestly.

Medium/heavy vehicle markets — Developments in North America have a significant impact on our results as this region accounts for more than 60% of our global sales in the commercial vehicle market. The North American medium/heavy truck market was impacted by many of the same overall economic conditions negatively impacting the light vehicle markets, as customers have been cautious about the economic outlook and, consequently, new vehicle purchases. After declining around 40% from 2008 to 2009, production levels rebounded to some extent in 2010 with heavy-duty (Class 8) truck production increasing about 31% over 2009 and medium-duty (Classes 5 – 7) production increasing about 20%.

With the continued overall improvement in the economy, new truck orders have strengthened during the last half of 2010. We expect another significant increase in Class 8 production in 2011. Our current outlook has Class 8 production up 55 to 61% over 2010. In the medium-duty segment, we also expect some production strengthening, but we believe it could be a modest increase of around 3% to a stronger increase of about 20%.

Markets outside of North America

Light vehicle markets — During 2009, overall economic weakness impacted light vehicle production globally, resulting in a decline in markets outside North America of about 8%. The improving market conditions that were evident in the fourth quarter of 2009 continued into 2010, with full year production outside North America in 2010 being about 18% higher in 2009. Like North America, production levels in Europe dropped significantly in 2009 and rebounded in 2010 — up about 13% over 2009. Markets in South America and Asia Pacific did not experience the steep decline in 2009 that occurred in North America and Europe. Instead, production levels for 2009 were relatively flat in Asia Pacific and down modestly in South America. Both these regions saw production levels strengthen in 2010, with South America up about 12% and Asia Pacific up more than 20%. For 2011, we expect the light vehicle markets in South America and Asia Pacific to show continued strength with production levels being 2 to 7% higher than 2010 levels. In Europe, our outlook has production levels remaining relatively comparable with those of 2010.

Medium/heavy vehicle markets — Outside of North America, medium- and heavy-duty truck production was severely impacted in 2009 by the overall global economic weakness. European medium/heavy production levels in 2009 were down about 60% when compared to 2008, while the markets in South America and Asia Pacific were around 34% and 20% lower. With improving economic conditions in 2010, production levels outside North America improved considerably. While increasing about 9% over 2009, 2010 production in Europe remained well below 2008 levels. The production rebound in South America and Asia Pacific in 2010 was much stronger, with higher production of around 66% in South America and 32% in Asia Pacific bringing production in those regions to levels higher in 2008. In 2011, we expect to see continued strengthening in the Europe markets, with production levels up 2 to 8% and in the South America markets with production levels up 13 to 20%. In Asia Pacific, we expect the relatively strong 2010 markets to continue with 2011 production levels being relatively comparable to those experienced this past year.

Off-Highway markets — Our off-highway business has become an increasingly significant component of our total operations. Unlike our on-highway businesses, our off-highway business is largely concentrated outside of North America, with about two-thirds of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments. During 2009, the adverse effects of a weaker global economy significantly reduced demand levels in these markets. Demand in the construction market was down 70 to 75% from 2008 while demand in the agricultural market was down 35 to 40%. During the later part of 2010, we began to see improving levels of customer demand in these markets which led to 2010 demand levels being up about 2 to 5% in the agriculture segment and 20 to 25% in the construction segment. In 2011, we expect these markets to continue to recover with demand levels increasing 8 to 12% in the agriculture segment and 15 to 20% in the construction segment.

Sales, Earnings and Cash Flow Outlook

	2011 Outlook	2010	2009	2008
Sales	$7,100+	$6,109	$5,228	$8,095
Adjusted EBITDA *	$740 to 760	$553	$326	$349
Free Cash Flow **	$150+	$242	$109	$(381)

*	The table above refers to adjusted EBITDA, a non-GAAP financial measure which we have defined to be earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). Adjusted EBITDA is currently being used by Dana as the primary measure of its operating segment performance. The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using adjusted EBITDA, which excludes depreciation and amortization, the comparability of results is enhanced. Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA. Segment EBITDA and adjusted EBITDA should not be considered a substitute for income (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. (See Segment Results of Operations (2010 versus 2009) below for a reconciliation of adjusted EBITDA to income (loss) before income taxes.)
**	Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operations excluding any bankruptcy claim-related payments, less capital spending. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

Free cash flow is reconciled to cash flow provided by (used in) operations below:

	2010	2009	2008
Net cash flows provided by (used in) operating activities	$287	$208	$(1,019)
Purchases of property, plant and equipment	(120)	(99)	(250)
Reorganization-related claims payments	75		888
Free cash flow	$242	$109	$(381)

With lower sales in 2009 and gradual improvement in 2010, we focused on aggressively right-sizing our costs and improving the profitability of our customer programs. We also tightened our capital spending and reduced working capital levels. As sales began improving in 2010, we resisted bringing back much of the cost structure that was eliminated in 2008 and 2009. The combination of stronger sales levels, cost reductions and improved pricing led to improved profitability and cash flow in 2010. While we are continuing to make additional cost improvements and restructure the operations in 2011, we will also be pursuing the growth initiatives described in the Business Strategy section. We are currently expecting that additional strengthening in sales levels in 2011 and further benefits from cost reductions and restructuring actions will more than offset the cost associated with our growth initiatives thereby providing improved adjusted EBITDA and adjusted EBITDA as a percent of sales in 2011. Primarily as a result of projecting capital spending of $200 to $250 in 2011 as compared to $120 in 2010, we expect free cash flow to be somewhat lower than in 2010, but still exceeding $150.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2010 versus 2009)

	Dana
	Year Ended December 31,		Increase (Decrease)
	2010	2009
Net sales	$6,109	$5,228	$881
Cost of sales	5,450	4,985	465
Gross margin	659	243	416
Selling, general and administrative expenses	402	313	89
Amortization of intangibles	61	71	(10)
Restructuring charges, net	73	118	(45)
Impairment of long-lived assets		156	(156)
Other income, net	1	98	(97)
Income (loss) before interest, reorganization items and income taxes	$124	$(317)	$441
Net income (loss) attributable to the parent company	$10	$(431)	$441

Sales — The following table shows changes in our sales by geographic region for the years ended December 31, 2010 and 2009. In the third quarter of 2010, based on a realignment of organizational responsibilities, we moved our operations in South Africa from the Asia Pacific region to the Europe region. The geographical results have been retroactively adjusted to conform to the current reporting structure.

				Amount of Change Due To
	Year Ended December 31,		Increase/ (Decrease)	Currency Effects	Divestitures	Organic Change
	2010	2009
North America	$2,960	$2,659	$301	$16	$(307)	$592
Europe	1,579	1,248	331	(67)		398
South America	839	798	41	68	(123)	96
Asia Pacific	731	523	208	54	(30)	184
Total	$6,109	$5,228	$881	$71	$(460)	$1,270

Sales increased $881 in 2010 as compared to 2009. The overall strengthening of several international currencies against the U.S. dollar accounted for $71 of the increase. The sale of our Structural Products business in early March 2010 resulted in a year-over-year sales reduction of $460. The organic growth in sales of $1,270, attributable primarily to market volume, pricing and mix, is an increase of about 27% over 2009 sales after adjusting for the effects of the Structural Products divestiture.

Increased sales in North America during 2010, adjusted for the effects of currency and divestitures, was $592 — a 25% increase on 2009 sales adjusted for divestitures. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty production levels were more than 39% higher in 2010 with production in the light pickup, van and SUV segment — the sector most important to us — being up around 50%. In the medium/heavy truck markets production was up about 26%. In the off-highway sector, improvement in 2010 demand levels contributed to increased sales of around 28%.

Excluding currency effects, our European sales were 32% higher in 2010 than in 2009. Our businesses in Europe benefited from stronger production levels in each of our markets, while also benefiting from demand levels for certain light vehicle programs that were stronger than the overall market.

Stronger international currencies increased 2010 sales by $68 in South America and $54 in Asia Pacific. The organic growth in sales in South America and Asia Pacific represent increases of 14% and 37% over 2009 sales adjusted for divestitures, due principally to the higher 2010 production levels in these regions.

Cost of sales and gross margin — Cost of sales decreased to 89.2% of sales in 2010 from 95.4% of sales in 2009. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes and reduced purchase prices and other cost reduction actions. In 2009, our cost of sales was reduced by $12 of insurance recoveries, primarily attributable to the settlement of environmental claims. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $659 (10.8% of sales) in 2010 from $243 (4.6% of sales) in 2009.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2010 were $89 higher than in 2009. Additional compensation and benefit costs are a major reason for the increase. The improved operating performance in 2010 resulted in cash incentive costs of $40 associated with the annual incentive compensation programs while the only expense recorded in 2009 for cash incentive compensation was a special discretionary bonus of $13 awarded in the fourth quarter of 2009. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in 2010 were higher by approximately $46. Additionally reductions to our liability for asbestos claims reduced SG&A by $9 in 2009. Absent these effects, SG&A expenses as a percentage of sales for 2010 would have been 5.7% as compared to 6.0% in 2009.

Restructuring charges and impairments — Restructuring expense was $73 in 2010 compared to $118 in 2009 as we continued to right-size the operations through workforce reductions and facility closure or realignment. Expense in both periods is primarily due to employee separation costs. Charges of $156 for impairment of long-lived assets were recorded in 2009, with $150 recognized in the fourth quarter of 2009 in connection with our agreement to sell the Structural Products business and $6 recognized in the second quarter in connection with revised economic outlooks of certain operating segments. The $150 consisted of $121 related to property, plant and equipment and $29 related to amortizable intangible assets, while the $6 related to indefinite lived intangibles.

Other income, net — Other income, net was $1 in 2010, whereas we had other income of $98 in 2009. In 2010, interest income of $30 and other sources of income were essentially offset by a charge of $25 for a settlement with Toyota associated with warranty claims related to our Structural Products business, a loss of $7 on extinguishment of debt and a pre-tax loss of $3 in connection with the divestiture of the Structural Products business. In 2009, interest income of $24 and other sources of income were supplemented by a $35 net gain on the repurchase of debt at a discount, contract cancellation income of $17 in connection with the early termination of a customer program and net foreign currency transaction gains of $9. Partially offsetting the income items in 2009 was $11 of transaction expenses accrued for the Structural Products divestiture and $5 of expenses incurred in connection with the strategic assessment of certain businesses. Further details of other income, net are provided in Note 18 to the consolidated financial statements in Item 8.

Interest expense — Interest expense in 2010 was $50 less than in 2009, primarily as a result of debt repurchases and repayments over the past year and a reduction in 2010 of the contractual rate paid under our Amended Term Facility.

Income tax expense — We recorded income tax expense of $31 in 2010 and a benefit of $27 in 2009. These amounts vary from an expected expense of $12 for 2010 and an expected benefit of $159 for 2009 at the U.S. federal statutory rate of 35%, primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries, adjustments to reserves for uncertain tax positions and the effects of valuation allowances as discussed in Note 17 to the consolidated financial statements in Item 8.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. As described in Note 17 of the notes to our consolidated financial statements in Item 8, an exception occurs when there is a pre-tax loss from continuing operations and pre-tax income in another category such as other comprehensive income (OCI). The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other category of earnings. Due to the application of this exception for the year ended December 31, 2010, we recognized an income tax benefit of $5 on pre-tax losses of operations in the U.S.

In 2010, we reduced previously accrued withholding taxes on expected future repatriations of foreign earnings and decreased tax expense by $3. Based on our debt refinancing and other plans, we determined that certain repatriation actions were no longer likely to occur. In 2010 we incurred $8 of withholding taxes on transfers of funds to the U.S and between foreign subsidiaries. During 2009, tax expense was reduced by $22 as a result of modifications to previously expected repatriation actions and tax expense was increased by $6 as a result of withholding taxes on transfers of funds to the U.S. and between foreign subsidiaries. As a consequence of reorganizing our operations in Brazil in 2010, we determined that valuation allowances against certain deferred tax assets were no longer required. The reversal of these valuation allowances resulted in a tax benefit of $16.

Summary Consolidated Results of Operations (2009 versus 2008)

	Dana		Prior Dana
	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Net sales	$5,228	$7,344	$751
Cost of sales	4,985	7,113	702
Gross margin	243	231	49
Selling, general and administrative expenses	313	303	34
Amortization of intangibles	71	66
Restructuring charges, net	118	114	12
Impairment of goodwill		169
Impairment of long-lived assets	156	14
Other income, net	98	53	8
Income (loss) from continuing operations before interest, reorganization items and income taxes	$(317)	$(382)	$11
Fresh start accounting adjustments	$—	$—	$1,009
Income (loss) from continuing operations	$(436)	$(667)	$717
Loss from discontinued operations	$—	$(4)	$(6)
Net income (loss) attributable to the parent company	$(431)	$(677)	$709

As a consequence of our emergence from Chapter 11 on January 31, 2008, the results of operations for 2008 consist of the month of January pre-emergence results of Prior Dana and the eleven-month results of Dana. Fresh start accounting affects our post-emergence results, but not the pre-emergence January results. Adjustments to adopt fresh start accounting were recorded as of January 31, 2008.

Although the eleven months ended December 31, 2008 and one month ended January 31, 2008 are distinct reporting periods as a consequence of our emergence from Chapter 11 the emergence and fresh start accounting effects had negligible impacts on the comparability of sales between the periods. Accordingly, references in our analysis to annual 2008 sales information combine the two periods in order to enhance the comparability of such information for the annual periods.

Sales — The following table shows changes in our sales by geographic region for the year ended December 31, 2009, eleven months ended December 31, 2008 and one month ended January 31, 2008.

	Dana		Prior Dana
	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
North America	$2,659	$3,523	$396
Europe	1,248	2,233	230
South America	798	966	67
Asia Pacific	523	622	58
Total	$5,228	$7,344	$751

Sales in 2009 were $2,867 lower than sales for the combined periods in 2008, a reduction of 35%. Currency movements reduced sales by $190 as a number of currencies in international markets weakened against the U.S. dollar. Exclusive of currency, sales decreased $2,677 or 33%, primarily due to lower production levels in each of our markets. Partially offsetting the effects of lower production was improved pricing which added approximately $200 in 2009.

North American sales for 2009, adjusted for currency, declined approximately 32% due largely to lower production levels in both the light vehicle and commercial vehicle markets. Light truck production was down about 29% compared to 2008 and medium/heavy truck production was down about 40%. The impact of lower vehicle production levels was partially offset by the impact of higher pricing.

Weaker international currencies decreased 2009 sales by $85 in Europe. Adjusted for currency effects, European sales were 46% lower than 2008. Light vehicle production levels were down about 20% while commercial vehicle sector production was about 60% lower. Our European region has a significant presence in off-highway vehicle markets which also experienced significant year-over-year production declines.

Weaker international currencies reduced 2009 sales by $62 in South America and $20 in Asia Pacific. Exclusive of currency effects, sales were down 17% and 20% in these regions, due largely to reduced production levels.

Cost of sales and gross margin — Cost of sales was 95.4% of sales in 2009 compared to 96.5% for the combined eleven months ended December 31, 2008 and the month of January in 2008. Lower production levels negatively impacted our ability to absorb fixed costs. Conversely, material cost savings, conversion cost improvements and reduced warranty costs contributed to reduced manufacturing costs. In 2009, environmental insurance recoveries reduced cost of sales by $12. In 2008, cost of sales was increased by the step-up in inventory values ($49) related to the application of fresh start accounting at emergence from Chapter 11 and the subsequent sell off of that inventory in the first half of 2008. Year-over-year cost of sales was also negatively impacted by a pension settlement gain of $12 in 2008.

Selling, general and administrative expenses (SG&A) — With the significant decline in sales, consolidated SG&A increased as a percentage of sales. However, for 2009, SG&A was $24 lower than the combined periods in 2008, primarily as a result of the cost reduction actions taken during the last half of 2008 and the first part of 2009 in response to reduced sales levels. The fourth quarter of 2009 includes an expense of $13 for additional compensation to certain employees. No incentive compensation expense was accrued for 2008.

Amortization of intangibles — Amortization of customer relationship intangibles resulted from the application of fresh start accounting at the date of emergence from Chapter 11. Consequently, there is no expense in January 2008.

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

Other income, net — Other income of $98 for 2009 was $37 higher than the combined periods of 2008. We recognized a net gain of $35 on extinguishment of debt in 2009 whereas repayment of debt in 2008 resulted in a net loss of $10. Contract cancellation income in connection with the early termination of a customer program added $17 over 2008. Net currency transaction gains in 2009 were $18 favorable to the amounts recorded in 2008 and interest income was lower by $28.

Interest expense — Interest expense includes the costs associated with the Exit Facility and other debt agreements which are described in Note 12 to our consolidated financial statements in Item 8. Interest expense in 2009 includes $14 of amortized original issue discount (OID) recorded in connection with the Exit Facility, $13 of amortized debt issuance costs and $6 of debt issuance costs written off in connection with the extinguishment of debt. Also included is $8 of other non-cash interest expense associated primarily with the accretion of certain liabilities that were recorded at discounted values in connection with the adoption of fresh start accounting upon emergence from Chapter 11. For the eleven months ended December 31, 2008, interest expense includes $16 of amortized OID and $8 of amortized debt issuance costs. Non-cash interest expense relating to the accretion of certain liabilities in the eleven months ended December 31, 2008 was $8. In the month of January 2008, a substantial portion of our debt obligations was reported as liabilities subject to compromise. The interest expense not recognized on these obligations during the month of January 2008 was $9.

Reorganization items — Reorganization items were directly attributable to our Chapter 11 reorganization process. See Note 21 to our consolidated financial statements in Item 8 for a summary of these costs. During the Chapter 11 process, there were ongoing advisory fees of professionals representing Dana and the other Chapter 11 constituents. Certain of these costs continued subsequent to emergence as there are disputed claims which require resolution, claims which require payment and other post-emergence activities related to emergence from Chapter 11. Reorganization items in 2008 include a gain on the settlement of liabilities subject to compromise and several one-time emergence costs, including the cost of employee stock bonuses, transfer taxes and success fees and other fees earned by certain professionals upon emergence. During the second quarter of 2009, we reduced our vacation benefit liability by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified. We recorded $3 as a reorganization item benefit consistent with the original expense recognition.

Income tax expense — The reported income tax benefit of $27 in 2009 compares to an expense of $107 for the eleven months ended December 31, 2008 and expense of $199 for the month of January 2008. These amounts vary from an expected benefit of $159 for 2009, expense of $192 for the eleven months ended December 31, 2008 and expense of $320 for January 2008 at the U.S. federal statutory rate of 35%, primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries, adjustments to reserves for uncertain tax positions, the effects of valuation allowances as discussed in Note 17 to the consolidated financial statements in Item 8 and fresh start adjustments associated with our reorganization.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses of these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.

During 2009, we recorded a tax benefit of $22 to reduce liabilities previously accrued for expected repatriation of earnings from our non-U.S. subsidiaries and we recorded tax expense of $6 as a result of withholding taxes on transfers of funds to the U.S. and between foreign subsidiaries.

Segment Results of Operations (2010 versus 2009)

Segment Sales

Year Ended December 31,	2010	2009	Increase/ (Decrease)	Amount of Change Due To
				Currency Effects	Divestitures	Organic Change
LVD	$2,516	$1,973	$543	$76	$—	$467
Power Technologies	927	714	213	1		212
Commercial Vehicle	1,344	1,099	245	24		221
Off-Highway	1,131	850	281	(37)		318
Structures	188	592	(404)	7	(462)	51
Other	3		3		2	1
Total	$6,109	$5,228	$881	$71	$(460)	$1,270

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, 2010 sales increases over 2009 in LVD and Power Technologies were 24% and 30%. The higher sales were due primarily to increased light vehicle unit production levels in 2010 across all regions.

Commercial Vehicle segment 2010 sales, adjusted for currency, were up 20% compared to 2009. This segment is heavily concentrated in the North American market where medium/heavy (Classes 5 – 8) truck production during these periods was up about 26%. Outside of North America, 2010 medium/heavy truck production was about 30% higher than 2009.

With its significant European presence, our Off-Highway segment was unfavorably impacted by the weaker euro during 2010. Excluding currency effects, sales in 2010 were up about 38% compared to 2009. These increases reflect the stronger 2010 demand levels in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structures business in 2010 which accounts for the reduced sales in this segment. Partially offsetting this was the impact of higher production levels in 2010 prior to the divestiture.

Segment EBITDA

	Year Ended December 31,
	2010	2009	Increase (Decrease)
Segment EBITDA *
Light Vehicle Driveline	$235	$128	$107
Power Technologies	125	29	96
Commercial Vehicle	131	84	47
Off-Highway	98	38	60
Structures	6	35	(29)
Total Segment EBITDA	595	314	281
Shared services and administrative	(22)	(22)
Other income (expense) not in segments	(10)	33	(43)
Foreign exchange not in segments	(10)	1	(11)
Adjusted EBITDA *	553	326	227
Depreciation and amortization	(314)	(397)	83
Restructuring	(73)	(118)	45
Impairment		(156)	156
Interest expense, net	(59)	(115)	56
Other **	(72)	6	(78)
Income (loss) before income taxes	$35	$(454)	$489

*	See discussion of non-GAAP financial measures below.
**	Other includes reorganization items, gain (loss) on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 20 to the consolidated financial statements in Item 8 for additional details.

Non-GAAP financial measures — The table above refers to segment EBITDA and adjusted EBITDA, non-GAAP financial measures which we have defined to be earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). Segment EBITDA is currently being used by Dana as the primary measure of its operating segment performance. The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using segment EBITDA and adjusted EBITDA, performance measures that exclude depreciation and amortization, the comparability of results is enhanced. Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA. Segment EBITDA and adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

LVD segment EBITDA of $235 in 2010 improved $107 from 2009. Higher sales volumes resulting from stronger market production levels increased earnings by about $70. Material cost recovery and other pricing actions contributed about $38 to the improvement. Year-over-year segment EBITDA was negatively impacted by higher pension cost of $11 and increased warranty cost of $5. The remaining increase was driven by cost reductions which more than offset higher material costs and increased costs associated with incentive compensation and restoring benefits programs that were suspended in 2009.

In Power Technologies, segment EBITDA of $125 in 2010 improved $96 from 2009. Higher sales volumes from stronger markets contributed about $65 of the increase. Many of the restructuring initiatives impacting this segment occurred in the second half of 2009 and first half of 2010. Benefits from these actions along with other cost reduction efforts provided most of the remaining improvement, more than offsetting the increase in compensation and benefit costs in 2010 that followed the curtailment of extensive cost-saving actions we had taken in 2009.

The Commercial Vehicle segment EBITDA in 2010 was $131, an increase of $47 over the amount reported for 2009. Stronger production levels in this segment’s markets added about $50 to segment EBITDA. The segment EBITDA in 2009 benefited from higher material cost recovery of $20, partially offsetting the impact of the year-over-year sales volume improvement. The remaining improvement was due principally to benefits resulting from our restructuring and other cost reduction actions, which more than covered the increases in compensation benefit costs and warranty expense.

Off-Highway segment EBITDA of $98 in 2010 was up $60 from the amount reported for 2009. Improving market conditions in this business drove stronger sales volume which increased segment EBITDA by about $45. Lower material cost contributed another $15 of improvement. Higher warranty costs of $7 and lower material cost recovery in 2010 partially offset the improvement from stronger production levels and material cost savings. This segment’s EBITDA for 2010 also benefited from restructuring and other cost reduction efforts, which more than offset the increased costs associated with incentive compensation and restoring other benefits programs suspended in 2009.

We completed the sale of substantially all of our Structures business in 2010, which contributed to the reduced segment EBITDA in 2010. Additionally, Structures’ segment EBITDA in 2009 included a benefit of $17 from contract cancellation income recognized in connection with the early termination of a customer program.

Segment Results of Operations (2009 versus 2008)

Segment Sales

	Dana		Prior Dana
	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
LVD	$1,973	$2,450	$270
Power Technologies	714	872	92
Commercial Vehicle	1,099	1,596	141
Off-Highway	850	1,637	157
Structures	592	786	90
Other		3	1
Total	$5,228	$7,344	$751

In the first quarter of 2009, we began allocating the majority of our Brazil driveshaft operation’s results to our Commercial Vehicle segment. In the first quarter of 2010, we again modified our segment reporting to report all of this operation in the Commercial Vehicle segment. The initial change was not appropriately reflected in the 2008 segment reporting in the 2009 financial statements. We have revised the 2008 segment reporting to correct this error. The impact of these changes was to increase Commercial Vehicle net sales by $48, $153 and $11 and segment EBITDA by $3, $26 and $1 for the year ended December 31, 2009, the eleven months ended December 31, 2008 and the one month ended January 31, 2008 with equal offsets to the LVD segment. These adjustments were not considered material to the 2008 periods to which they relate.

Our LVD, Power Technologies and Structures segments principally serve the light vehicle markets. Exclusive of currency effects, sales in 2009 declined 25% in LVD, 24% in Power Technologies and 30% in Structures as compared to the combined periods in 2008, all principally due to lower production levels. Improved pricing in our LVD and Structures segments helped offset some of the reduction attributed to lower production.

Our Commercial Vehicle segment is heavily concentrated in the North American market where Class 8 commercial truck production was down about 41% and Classes 5-7 commercial truck production was down approximately 38%. The sales decline in Commercial Vehicle in 2009, exclusive of currency effects, was 34% as the volume reduction associated with lower production levels was partially offset by higher pricing under material cost recovery arrangements.

With its significant European presence, our Off-Highway segment was negatively impacted by weaker international currencies during this period. Excluding this effect, sales were down 50% compared to 2008 as demand levels were down 70 to 75% in construction markets and 35 to 40% in agriculture markets. Increased pricing provided a partial offset.

Segment EBITDA

	Dana		Prior Dana
	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Segment EBITDA *
Light Vehicle Driveline	$128	$53	$9
Power Technologies	29	47	9
Commercial Vehicle	84	76	7
Off-Highway	38	102	14
Structures	35	37	4
Total Segment EBITDA	314	315	43
Shared services and administrative	(22)	(23)	(3)
Other income (expense) not in segments	33	22	(2)
Foreign exchange not in segments	1	(3)
Adjusted EBITDA *	326	311	38
Depreciation and amortization	(397)	(399)	(23)
Restructuring	(118)	(114)	(12)
Impairment	(156)	(183)
Reorganization items, net	2	(25)	(98)
Interest expense, net	(115)	(94)	(4)
Fresh start accounting adjustments			1,009
Other **	4	(45)	4
Income (loss) before income taxes	$(454)	$(549)	$914

*	See discussion of non-GAAP financial measures above.
**	Other includes gain (loss) on extinguishment of debt, strategic transaction expenses, non-cash stock compensation expense, loss on sales of assets and certain foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 8 for additional details.

Segment EBITDA in LVD increased $66 from 2008 as pricing improvement of approximately $100 and improvement from cost reductions and other items (primarily conversion cost, material and warranty) more than offset the decline of about $150 attributed to lower sales volume.

Lower sales volumes drove the EBITDA reduction of $27 in Power Technologies. Restructuring and cost reduction initiatives began contributing to profit improvement during the second half of 2009 and, along with lower warranty expense, helped offset the impact of reduced sales.

In our Commercial Vehicle segment, EBITDA was relatively comparable to the prior year, but improved as a percent of sales. The profit reduction of about $75 from lower sales volume was substantially offset by improved pricing and cost reductions.

Our Off-Highway segment experienced a segment EBITDA reduction of $78. Lower sales volume reduced segment EBITDA by about $150 while pricing improvement of $25 and cost reductions provided a partial offset.

Our Structures business segment EBITDA in 2009 was down $6 from the amount reported for 2008. Lower sales volumes reduced segment EBITDA by about $65. Pricing improvements of approximately $38 combined with cost reductions provided some offset to the adverse impact of lower sales volumes. Additionally, this segment’s 2009 segment EBITDA benefited $17 from contract cancellation income recognized in connection with the early termination of a customer program.

Liquidity

Common stock offering and debt reduction — In September 2009, we completed a common stock offering of 34 million shares at a price per share of $6.75, generating net proceeds of $217. The provisions of our Term Facility required that a minimum of 50% of the net proceeds of the equity offering be used to repay outstanding principal of our term loan. As a result of previous debt repurchases, approximately 10% of the outstanding principal amount of the term loan was held by a wholly-owned non-U.S. subsidiary of Dana. Accordingly, $11 of the $109 term loan repayment that was made to the lenders was received by this wholly-owned non-U.S. subsidiary and $98 was used to repay outstanding principal of our term loan held by third parties.

The September 2009 equity offering provided the underwriters with an over-allotment option to purchase an additional 5 million shares. The purchase of these additional shares was completed in October 2009, generating additional net proceeds of $33. Of these proceeds, $15 was used to repay third party debt principal.

Additional debt reduction occurred in 2009 when the combination of Dana repayments and purchases of debt by a wholly-owned non-U.S. subsidiary of Dana reduced our outstanding principal under our Term Facility by $129 (net of OID of $9) with a cash outlay of $86.

Amended Term Facility refinancing and Revolving Facility amendment — In January 2011, we completed an offering of senior unsecured notes (Senior Notes) which generated net proceeds of $733. These proceeds were used together with available cash of $127 to repay in full all amounts then outstanding under our Amended Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. In connection with this refinancing, we amended our Revolving Credit and Guaranty Agreement (the Revolving Facility) allowing for the issuance of the Senior Notes. The Revolving Facility was amended in February extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the amendment and extension of the revolving facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next eight to ten years and increased our financial flexibility by freeing up debt capacity for growth. See Note 12 of the notes to our consolidated financial statements in Item 8 for additional details.

Covenants — At December 31, 2010, we were in compliance with the debt covenants under our agreements.

Global liquidity — Our global liquidity at December 31, 2010 was as follows:

Cash and cash equivalents	$1,134
Less: Deposits supporting obligations	(58)
Available cash	1,076
Additional cash availability from lines of credit in the U.S. and Europe	313
Total global liquidity	$1,389

With the completion of the issuance of the Senior Notes in January 2011 and the repayment in full of the Term Facility, we used $127 of available global liquidity. The February 2011 acquisition of the SIFCO axle business used another $150 and the expected increase in our investment in DDAC, our China joint venture with Dongfeng Motors during the second quarter of 2011 will utilize an additional $120.

As of December 31, 2010, the consolidated cash balance includes $473 located in the U.S. In addition, our cash balance at December 31, 2010 includes $92 held by less-than-wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements, as well as the business needs of the operations.

Following our issuance of the Senior Notes in the first quarter of 2011, the principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At December 31, 2010, there was $103 of availability based on the borrowing base but no borrowings under our European trade receivable securitization program. At December 31, 2010, we had no borrowings under the Revolving Facility but we had utilized $141 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $210 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $313 under these credit facilities.

Cash Flow

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Cash provided by (used for) changes in working capital	$33	$94	$18	$(61)
Reorganization-related claims payment	(75)	(2)	(882)	(74)
Other cash provided by operations	329	116	(33)	13
Net cash flows provided by operating activities	287	208	(897)	(122)
Net cash provided by (used in) investing activities	2	(98)	(221)	77
Net cash flows used in financing activities	(144)	32	(207)	912
Net increase (decrease) in cash and cash equivalents	$145	$142	$(1,325)	$867

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and reorganization-related activity, other cash provided by operations was $329 during 2010 and $116 during 2009. An increased level of operating earnings and reduced cash used for restructuring were primary factors for the higher level of other cash provided by operations in 2010. This was partially offset by a voluntary contribution of $50 to the U.S. pension plans in December 2010.

Working capital provided cash of $33 in 2010 and $94 in 2009. Higher sales levels in 2010 as compared to 2009 resulted in increased levels of receivables and inventory. Cash of $96 was used in 2010 to finance increased receivables, whereas lower sales in 2009 drove a reduction in receivables which provided cash of $76. Inventory levels at the end of 2008 were relatively high in relation to customer requirements. Consequently, concerted efforts to reduce inventory enabled us to generate cash of $299 in 2009. Excess inventory levels coming into 2010 had largely been worked down, so higher sales in 2010 resulted in a cash use of $108 to fund inventory. The cash use in 2010 for higher receivables and inventory was more than offset by cash provided by increases in accounts payable and other net liabilities of $237 resulting in the net cash provided of $33. In contrast, reduced inventory and other purchases in 2009 led to a decrease in accounts payable and other net liabilities which used cash of $281.

In 2009, exclusive of working capital and reorganization-related activity, other cash provided from operations of $116 compared to a use of $20 for the combined periods of 2008. An increased level of operating earnings was the primary factor for the higher level of cash provided in 2009 as compared to the prior periods. As our operational improvements continued, our workforce reduction and other restructuring activities consumed cash of $138 during 2009, an increase of $5 over the combined periods of 2008.

Working capital provided cash of $94 in 2009, whereas cash of $43 was used in 2008. The combination of focused operational initiatives and lower sales levels combined to generate cash of $299 in 2009 from reductions in inventory. During 2008, cash of $34 was used to finance increased inventory. Bringing inventories in line with current requirements caused accounts payable to decrease, using cash of $184 in 2009. Lower sales levels during the latter part of 2008 led to a reduction in accounts payable cash use of $210. Reductions to receivables generated cash of $107 in 2009 and $434 in 2008, again driven primarily by lower sales during the latter part of 2008.

Investing activities — Proceeds from the sale of the Structural Products business provided cash of $118 in 2010. Expenditures for property, plant and equipment were $120, as compared to $99 in 2009 and $250 for the combined periods of 2008 as capital expenditures were closely managed and prioritized throughout 2010 and 2009.

Financing activities — A cash use of $144 in 2010 for financing activities was principally due to a use of $137 for long-term debt repayment. As described in Note 12 to the consolidated financial statements in Item 8, we were required to use proceeds from the sale of the Structural Products business to repay term loan debt. Dividend payments to preferred shareholders also consumed cash of $66 during 2010 with $34 used for payment of previously deferred dividends. Partially offsetting these outflows were proceeds of $52 from long-term debt issuance.

In 2009, we completed a common stock offering for 39 million shares generating proceeds of $250 net of underwriting fees. Cash of $214 was used in 2009 to reduce long-term debt, with another $36 being used to reduce short-term borrowings.

In 2008, significant cash was provided by financing activities as proceeds from our Exit Facility and the issuance of preferred stock at emergence exceeded the cash used for the repayment of other debt.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2010. The issuance of Senior Notes in January 2011 resulted in a change in these obligations which is discussed in the notes to the table.

		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt(1)	$956	$18	$101	$837	$—
Interest payments(2)	172	43	83	46
Leases(3)	281	46	71	68	96
Unconditional purchase obligations(4)	115	107	7	1
Pension contribution(5)	45	45
Retiree health care benefits(6)	81	8	16	16	41
Uncertain income tax positions(7)
Total contractual cash obligations	$1,650	$267	$278	$968	$137

Notes:

(1)	Principal payments on long-term debt in place at December 31, 2010. After giving effect to the issuance of the Senior Notes in January 2011, payments due by period are: less than 1 year — $122, 1 – 3 years — $83, 4 – 5 years — $1, after 5 years — $750 for a total of $956. The cash used in the repayment of the Term Facility in January 2011 is included as part of the 2011 obligation.
(2)	These amounts represent future interest payments based on the debt in place at December 31, 2010 and the interest rates applicable to such debt. After giving effect to the issuance of the Senior Notes in January of 2011, the payments are: less than 1 year — $60, 1 – 3 years — $108, 4 – 5 years — $99, after 5 years — $50 or a total of $317.
(3)	Capital and operating leases related to real estate, vehicles and other assets.
(4)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.
(5)	This amount represents estimated 2011 contributions to our global defined benefit pension plans. We have not estimated non-U.S. pension contributions beyond 2011 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.
(6)	This amount represents estimated payments under our non-U.S. retiree health care programs. Obligations under the non-U.S. retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.
(7)	There are no expected payments in 2011 related to the uncertain tax positions as of December 31, 2010. We are not able to reasonably estimate the timing of this liability in individual years beyond 2011 due to uncertainties in the timing of the effective settlement of tax positions. Unrecognized tax benefits at December 31, 2010 total $53.

Preferred dividends accrued but not paid were $8 and $42 at December 31, 2010 and 2009. In October 2010, the Board of Directors authorized an aggregate cash payment of $34 in dividends to shareholders of 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock. The $34 was paid in December 2010 to preferred shareholders of record as of the close of business on November 5, 2010. In March and July 2010, our Board authorized two $16 dividend payments which were made in April and August 2010.

At December 31, 2010, we maintained cash balances of $58 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

We signed a definitive agreement to increase our investment in DDAC in February 2011. The transaction is subject to Chinese government approval and is expected to close during the first half of 2011 with a cash payment approximating $120 due at closing. In February 2011, we completed a transaction with SIFCO, a Brazilian forging and machining supplier to the vehicular markets. We paid $150 to SIFCO at closing.

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

Income taxes — Accounting for income taxes is complex, in part because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, uncertain tax positions, deferred tax assets and liabilities and the valuation allowance recorded against our net deferred tax assets. A valuation allowance is provided when, in our judgment, based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in different tax jurisdictions and we review our tax planning strategies. We have recorded valuation allowances against deferred tax assets in the U.S. and other foreign jurisdictions where realization has been determined to be uncertain. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.

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

Retiree benefits — Accounting for pensions and OPEB involves estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisors such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

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

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that expected. Under the applicable standards, those gains and losses are not required to be immediately recognized as expense, but instead may be deferred as part of accumulated other comprehensive income (AOCI) and amortized into expense over future periods.

In 2010, the actual returns on plan assets were better than the expected returns. The most significant of our funded plans exist in the U.S. and Canada. In our U.S. plans, we maintained a balanced allocation between growth and immunization assets. Growth assets posted double-digit returns for the full year. Interest rates declined in 2010 which reduced the liability discount rate and increased the present value of our benefit obligations. This increase in liability was offset partially by positive returns from the Treasury strips and long duration fixed income corporate bonds within our portfolio. In the U.S. the funded status of the pension plans improved as asset returns and a voluntary contribution to the plan outweighed the increase in the liability due to interest rate declines. In our Canadian plans we remain heavily invested in government securities as many of the associated plans continue to be in various stages of settlement under Canadian pension regulation.

At the end of 2010, we have significant unrecognized net actuarial losses in AOCI, principally in the U.S. These unrecognized losses are being amortized into domestic net periodic pension cost. This component of pension expense will increase from $19 in 2010 to $22 in 2011. However, net pension expense will decline in 2011 as a result of lower interest costs and a larger asset base. As such, the U.S. net periodic pension cost (before any curtailment impacts) is expected to decrease from $20 in 2010 to $11 in 2011. We estimate that required contributions to our U.S. plans will approximate $32 in 2011.

A change in the pension discount rate of 25 basis points would result in a change in our pension obligations as of December 31, 2010 of approximately $57 and no change in 2011 pension expense. A 25 basis point change in the rate of return would change 2011 pension expense by approximately $4.

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

Goodwill and other indefinite-lived intangible assets — We test goodwill and other indefinite-lived intangible assets for impairment as of October 31 of each year for all of our reporting units, or more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update monthly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. Inherent in these forecasts is an assumption of modest economic recovery in 2011 and continuing relatively low interest rates which can impact end-user purchases.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used to determine the estimated fair value of our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2010 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2010. As described in Note 6 to our consolidated financial statements in Item 8, we recorded goodwill impairment of $169 in 2008 related to our LVD business segment.

Indefinite-lived intangible asset valuations are generally based on revenue streams. We impaired indefinite-lived intangible assets by $35 in 2009 (including $29 related to the sale of substantially all of our Structural Products business) and $14 in the eleven months ended December 31, 2008.

Long-lived assets with definite lives — We perform impairment analyses on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amount of such assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to their carrying amount (step one test). We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the operations are determined to be unable to recover the carrying amount of their assets, the long-lived assets are written down to their estimated fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. A considerable amount of management judgment and assumptions are required in performing the impairment tests and in determining whether an adverse event or circumstance has triggered the need for an impairment review of the carrying value of assets.

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

Contingency reserves — We have numerous other loss exposures, such as environmental claims, product liability and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods. However, changes to our assumptions could materially affect our recorded liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates, commodity prices for products we use in our manufacturing and interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign currency exchange rate risk — We use forward exchange contracts to manage foreign currency exchange rate risks associated with certain foreign currency denominated assets and liabilities and with a portion of our forecasted sales and purchase transactions. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into forward contracts. The majority of our exposures are associated with cross-currency intercompany loans, intercompany receivable/payable balances and third party non-U.S.-dollar-denominated debt. A 10% instantaneous increase in foreign currency rates versus the U.S. dollar would result in a loss of $2. A 10% decrease in foreign currency rates versus the U.S. dollar would result in a gain of $2 on existing foreign currency derivatives.

Interest rate risk — We are subject to interest rate and fair value risk in connection with the issuance of fixed and variable rate debt. Our exposure arises primarily from changes in the London Interbank Offered Rate (LIBOR). A 50 basis points instantaneous increase (decrease) in the interest rate (primarily LIBOR) underlying our total outstanding debt would result in an annualized increase (decrease) of less than $1 in interest expense. The interest on our 2010 debt was primarily at a LIBOR rate plus a fixed margin as defined in our Amended Term Loan Agreement and the margin did not change. The offsetting impact of interest income on our cash balances is not considered in the preceding amounts but represents a significant offset to rate changes. In January 2011, we issued $750 of fixed-rate debt and repaid our term loan. We have included interest rate risk at December 31, 2010 and interest rate risk based on the Senior Notes in the table below.

Forward contracts — We began to designate certain of our qualifying currency forward contracts as cash flow hedges in October 2010. Changes in the fair value of contracts treated as cash flow hedges are reported in OCI and are reclassified to earnings in the same period in which the underlying transactions affect earnings. Changes in the fair value of contracts not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of contracts associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income, net. See Note 14 to the consolidated financial statements in Item 8.

Sensitivity — The following table summarizes the sensitivities of certain instruments and balances to a 10% change in our LIBOR interest rate or foreign exchange rates (versus the U.S. dollar) on the fair value of fixed-rate instruments and cash flow (interest expense) for variable rate instruments. The sensitivities do not include the interaction that would be likely between exchange rates and interest rates.

	Assuming a 10% Increase in Rates	Assuming a 10% Decrease in Rates	Favorable (Unfavorable) Change in
Foreign currency rate sensitivity:
Forwards(1)
Long U.S. dollars	$(2)	$2	Fair value
Short U.S. dollars	$4	$(4)	Fair value
Debt(2)
Foreign currency denominated(3)	$—	$—	Fair value

	Assuming a 50 Basis Point Increase in Rates	Assuming a 50 Basis Point Decrease in Rates	Favorable (Unfavorable) Change in
Interest rate sensitivity:
Debt as of December 31, 2010
Fixed rate	$—	$—	Fair value
Variable rate(3)	$—	$—	Cash flow
Debt after January 2011 bond issue
Fixed rate	$26	$(28)	Fair value
Variable rate(3)	$—	$—	Cash flow
Derivatives(4)	$—	$—	Cash flow

Notes:

(1)	Change in fair value of forward contract assuming a 10% change in the value of the U.S. dollar vs. foreign currencies. Amount does not include the impact of the underlying exposure. See Note 14 to the consolidated financial statements in Item 8 for the fair values of our forward contracts.
(2)	Change in fair value of foreign currency denominated debt assuming a 10% change in the value of the foreign currency. This amount includes the impact of U.S.-dollar-based- cross-currency intercompany loans.
(3)	Amount is less than $1.

(4)	Under our Amended Term Facility, we were required to carry interest rate hedge agreement covering a notional amount of not less than 50% of the aggregate loans outstanding under the Amended Term Facility until January 2011. These contracts effectively capped our interest rate at 10.25%. An increase in our interest rates as shown above would not have reached the cap. The value of the cap was less than $1 as of December 31, 2010. The interest rate hedge was closed for less than $1 in January 2011.

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

Long-term debt — The two tables below summarize our long-term debt at December 31, 2010 and our long-term debt after giving effect to the January 2011 refinancing of our Term Facility debt with the issuance of $750 of Senior Notes and the payment of the remaining $117 of the Term Facility. The maturities before and after the refinancing are shown for each circumstance in the two tables below using the interest rates on the applicable debt.

The interest rate structure and maturities in the table below are based on the debt in place at December 31, 2010. The interest rates shown represent the weighted average interest rates on the remaining debt as of that period.

	2011	2012	2013	2014	2015	Thereafter	Total
Debt
Fixed rate long-term debt	$5	$23	$55	$1	$—	$—	$84
Average interest rate	4.22%	4.25%	4.39%	2.17%			4.26%
Variable rate long-term debt	$13	$9	$14	$669	$167	$—	$872
Average interest rate	4.51%	4.51%	4.51%	4.53%	4.53%		4.52%

The amounts shown exclude original issue discount, short-term debt and non-recourse debt.

The following table includes the impact of the refinancing of the Term Facility debt and the issuance of the new fixed-rate Senior Notes in January 2011. The interest rates shown represent the weighted average interest rates on the remaining debt as of that period.

	2011	2012	2013	2014	2015	Thereafter	Total
Debt
Fixed rate long-term debt	$5	$23	$55	$1	$—	$750	$834
Average interest rate	6.37%	6.39%	6.46%	6.61%	6.61%	6.61%	6.45%
Variable rate long-term debt	$117	$—	$5	$—	$—	$—	$122
Average interest rate	4.39%	0.43%	0.43%				4.12%

The amounts shown exclude original issue discount, short-term debt and non-recourse debt.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries (Dana) at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and the period from February 1, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) for the years ended December 31, 2010 and 2009 and the period from February 1, 2008 through December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests and the manner in which it accounts for inventory in 2009.

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
February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the period from January 1, 2008 through January 31, 2008 present fairly, in all material respects, the results of operations and cash flows of Dana Corporation and its subsidiaries (Prior Dana) for the period from January 1, 2008 through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) for the period from January 1, 2008 through January 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
March 16, 2009

Dana Holding Corporation

Consolidated Statement of Operations
(In millions except per share amounts)

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31,	One Month Ended January 31,
	2010	2009	2008	2008
Net sales	$6,109	$5,228	$7,344	$751
Costs and expenses
Cost of sales	5,450	4,985	7,113	702
Selling, general and administrative expenses	402	313	303	34
Amortization of intangibles	61	71	66
Restructuring charges, net	73	118	114	12
Impairment of goodwill			169
Impairment of long-lived assets		156	14
Other income (expense), net	1	98	53	8
Income (loss) before interest, reorganization items and income taxes	124	(317)	(382)	11
Interest expense	89	139	142	8
Reorganization items		(2)	25	98
Fresh start accounting adjustments				1,009
Income (loss) before income taxes	35	(454)	(549)	914
Income tax benefit (expense)	(31)	27	(107)	(199)
Equity in earnings of affiliates	10	(9)	(11)	2
Income (loss) from continuing operations	14	(436)	(667)	717
Loss from discontinued operations			(4)	(6)
Net income (loss)	14	(436)	(671)	711
Less: Noncontrolling interests net income (loss)	4	(5)	6	2
Net income (loss) attributable to the parent company	10	(431)	(677)	709
Preferred stock dividend requirements	32	32	29
Net income (loss) available to common stockholders	$(22)	$(463)	$(706)	$709
Income (loss) per share from continuing operations available to parent company stockholders:
Basic	$(0.16)	$(4.19)	$(7.02)	$4.77
Diluted	$(0.16)	$(4.19)	$(7.02)	$4.75
Loss per share from discontinued operations attributable to parent company stockholders:
Basic	$—	$—	$(0.04)	$(0.04)
Diluted	$—	$—	$(0.04)	$(0.04)
Net income (loss) per share available to parent company stockholders:
Basic	$(0.16)	$(4.19)	$(7.06)	$4.73
Diluted	$(0.16)	$(4.19)	$(7.06)	$4.71
Average common shares outstanding
Basic	141	110	100	150
Diluted	141	110	100	150

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Balance Sheet
(In millions)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,134	$947
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2010 and $18 in 2009	816	728
Other	184	172
Inventories	708	608
Other current assets	91	89
Current assets held for sale		99
Total current assets	2,933	2,643
Goodwill	104	111
Intangibles	352	438
Investments and other assets	238	262
Investments in affiliates	121	112
Property, plant and equipment, net	1,351	1,484
Noncurrent assets held for sale		104
Total assets	$5,099	$5,154
Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$167	$34
Accounts payable	779	601
Accrued payroll and employee benefits	144	103
Accrued restructuring costs	28	29
Taxes on income	38	101
Other accrued liabilities	251	270
Current liabilities held for sale		79
Total current liabilities	1,407	1,217
Long-term debt	780	969
Deferred employee benefits and other noncurrent liabilities	1,128	1,189
Total liabilities	3,315	3,375
Commitments and contingencies (Note 15)
Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,311,298 and 5,400,000 shares outstanding	520	529
Common stock, $0.01 par value, 450,000,000 shares authorized, 144,126,032 and 139,414,149 outstanding	1	1
Additional paid-in capital	2,613	2,580
Accumulated deficit	(1,191)	(1,169)
Treasury stock, at cost	(4)
Accumulated other comprehensive loss	(496)	(504)
Total parent company stockholders’ equity	1,685	1,679
Noncontrolling equity	99	100
Total equity	1,784	1,779
Total liabilities and equity	$5,099	$5,154

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Cash Flows
(In millions)

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Cash flows – operating activities
Net income (loss)	$14	$(436)	$(671)	$711
Depreciation	238	311	269	23
Amortization of intangibles	76	86	81
Amortization of inventory valuation			49
Amortization of deferred financing charges and original issue discount	25	34	27
Impairment of goodwill, intangibles, investments and other assets		156	183
Loss on sale of business	3	9
Loss (gain) on extinguishment of debt	7	(35)	10
Deferred income taxes	(10)	(20)	22	191
Reorganization:
Payment of claims	(75)		(100)
Reorganization items net of cash payments		(4)	(24)	79
Payments to VEBAs			(733)	(55)
Gain on settlement of liabilities subject to compromise				(27)
Fresh start adjustments				(1,009)
Pension contributions in excess of expense	(30)	(5)	(36)	(2)
Change in accounts receivable	(96)	76	512	(78)
Change in inventories	(108)	299	(6)	(28)
Change in accounts payable	178	(184)	(227)	17
Change in accrued payroll and employee benefits	43	(80)	(79)	12
Change in accrued income taxes	22	(41)	(40)	(2)
Change in other current assets and liabilities	(6)	24	(142)	18
Change in other non-current assets and liabilities, net	(13)	8	(19)	27
Other, net	19	10	27	1
Net cash flows provided by (used in) operating activities	287	208	(897)	(122)
Cash flows – investing activities
Purchases of property, plant and equipment	(120)	(99)	(234)	(16)
Proceeds from sale of businesses	118			5
Change in restricted cash				93
Other	4	1	13	(5)
Net cash flows provided by (used in) investing activities	2	(98)	(221)	77
Cash flows – financing activities
Net change in short-term debt	6	(36)	(70)	(18)
Proceeds from long-term debt	52	27
Repayment of long-term debt	(137)	(214)	(164)
Proceeds from issuance of common stock		264
Underwriting fee payment		(14)
Dividends paid to preferred stockholders	(66)		(18)
Dividends paid to noncontrolling interests	(7)	(5)	(7)	(1)
Proceeds of Exit Facility debt			80	1,350
Deferred financing payments		(1)	(26)	(40)
Reorganization related debt payments				(1,150)
Issuance of preferred stock				771
Other	8	11	(2)
Net cash flows provided by (used in) financing activities	(144)	32	(207)	912
Net increase (decrease) in cash and cash equivalents	145	142	(1,325)	867
Cash and cash equivalents - beginning of period	947	777	2,147	1,271
Effect of exchange rate changes on cash balances	42	28	(45)	5
Net change in cash of discontinued operations				4
Cash and cash equivalents – end of period	$1,134	$947	$777	$2,147

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In millions)

	Parent Company Stockholders
						Accumulated Other Comprehensive Income (Loss)			Parent Company Stockholders’ Equity (Deficit)	Non- controlling Interests	Total Equity
	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Foreign Currency Translation	Unrealized Gains (Losses)	Post- retirement Benefits
Balance, December 31, 2007, Prior Dana	$—	$150	$202	$—	$(468)	$(155)	$(2)	$(509)	$(782)	$95	$(687)
Comprehensive income:
Net income					709				709	2	711
Currency translation						3			3	(21)	(18)
Defined benefit plans								79	79	3	82
Other							(6)		(6)		(6)
Other comprehensive income (loss)									76	(18)	58
Total comprehensive income (loss)									785	(16)	769
Dividends paid										(1)	(1)
Cancellation of Prior Dana common stock		(150)	(202)						(352)		(352)
Elimination of Prior Dana accumulated deficit and accumulated other comprehensive loss					(241)	152	8	430	349	34	383
Balance, January 31, 2008, Prior Dana										112	112
Issuance of new equity in connection with emergence from Chapter 11	771	1	2,267						3,039		3,039
Balance, January 31, 2008, Dana	771	1	2,267						3,039	112	3,151
Comprehensive income:
Net income (loss)					(677)				(677)	6	(671)
Currency translation						(224)			(224)	(6)	(230)
Defined benefit plans								(84)	(84)		(84)
Unrealized investment losses and other							(51)		(51)		(51)
Other comprehensive loss									(359)	(6)	(365)
Total comprehensive loss									(1,036)		(1,036)
Additional investment										2	2
Dividends paid										(7)	(7)
Preferred stock dividends ($3.67 per share)					(29)				(29)		(29)
Issuance of additional equity in connection with emergence from Chapter 11			2						2		2
Employee emergence bonus			45						45		45
Stock compensation			7						7		7
Balance, December 31, 2008, Dana	771	1	2,321		(706)	(224)	(51)	(84)	2,028	107	2,135
Comprehensive income:
Net loss					(431)				(431)	(5)	(436)
Currency translation						109			109	2	111
Defined benefit plans								(317)	(317)		(317)
Unrealized investment gains and other							63		63	1	64
Other comprehensive income (loss)									(145)	3	(142)
Total comprehensive loss									(576)	(2)	(578)
Dividends paid										(5)	(5)
Preferred stock dividends ($4.00 per share)					(32)				(32)		(32)
Share issuance			250						250		250
Stock compensation			9						9		9
Balance, December 31, 2009, Dana	771	1	2,580		(1,169)	(115)	12	(401)	1,679	100	1,779
Comprehensive income:
Net income					10				10	4	14
Currency translation						5			5	6	11
Defined benefit plans								(9)	(9)	(1)	(10)
Reclassification to net loss of cumulative translation adjustment						10			10		10
Unrealized investment gains and other							2		2		2
Other comprehensive income									8	5	13
Total comprehensive income									18	9	27
Return of capital										(3)	(3)
Dividends paid										(7)	(7)
Preferred stock dividends ($4.00 per share)					(32)				(32)		(32)
Share conversion	(9)		9
Stock compensation			24						24		24
Stock withheld for employees taxes				(4)					(4)		(4)
Balance, December 31, 2010, Dana	$762	$1	$2,613	$(4)	$(1,191)	$(100)	$14	$(410)	$1,685	$99	$1,784

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Index to Notes to the Consolidated
Financial Statements

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal management products) and genuine service parts for light and heavy vehicle manufacturers, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Dana Corporation and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code from March 3, 2006 (the Filing Date) through the Effective Date. The terms “Dana,” “we,” “our” and “us,” when used in this report, are references to Dana. These references include the subsidiaries of Dana or Prior Dana, as the case may be, unless otherwise indicated or the context requires otherwise. With respect to the period prior to Dana Corporation’s emergence from Chapter 11, references are to Prior Dana and, when used with respect to the period commencing after Dana Corporation’s emergence, are references to Dana.

Summary of Significant Accounting Policies

Basis of presentation — Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received.

Bankruptcy proceedings — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 from March 3, 2006 (the Filing Date) through the Effective Date. On the Effective Date, we implemented the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and adopted fresh start accounting. In accordance with generally accepted accounting principles in the United States (GAAP), historical financial statements of Prior Dana are presented separately from Dana results. The implementation of the Plan and the application of fresh start accounting result in financial statements that are not comparable to financial statements for periods prior to emergence.

Fresh start accounting — Effective February 1, 2008, we adopted fresh start accounting. Pursuant to the Plan, all outstanding securities of Prior Dana were cancelled and new securities were issued. In addition, fresh start accounting required that our assets and liabilities be stated at fair value upon our emergence from Chapter 11.

Segments — In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with changes in our management structure and internal reporting. The Sealing and Thermal segments have been combined to form the Power Technologies segment and one manufacturing operation in Brazil was moved from the Light Vehicle Driveline (LVD) segment to the Commercial Vehicle segment. Prior period segment results have been conformed to the current year presentation. See Note 20 for segment results and the impact of these changes.

Estimates — Our consolidated financial statements are prepared in accordance with GAAP, which requires the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

of deferred tax assets and inventories; restructuring, environmental, product liability, asbestos and warranty accruals; valuation of postemployment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of noncurrent notes receivable; valuation of goodwill; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Discontinued operations — We classify a business component that either has been disposed of or is classified as held for sale as a discontinued operation if the cash flow of the component has been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in the component. The results of operations of our discontinued operations through the date of sale, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. See Note 22 for additional information regarding discontinued operations.

Cash and cash equivalents — For purposes of reporting cash flows, we consider highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Marketable securities that satisfy the criteria for cash equivalents are classified accordingly.

The ability to move cash out of operating locations is subject to the operating needs of those locations in addition to locally imposed restrictions on the transfer of funds in the form of dividends, cash advances or loans. In addition, we must meet distributable reserve requirements. During 2010, 2009 and 2008, we received dividends of $85, $121 and $124 from consolidated subsidiaries. Dividends of $2, $2 and $10 were received from less-than-50%-owned affiliates in 2010, 2009 and 2008.

Inventories — Inventories are valued at the lower of cost or market. Cost is generally determined on the average or FIFO cost basis. In connection with our adoption of fresh start accounting on February 1, 2008, inventories were revalued and increased by $169, including the elimination of the U.S. LIFO reserve of $120, which restored our U.S. inventory to a FIFO basis. The remaining valuation increase of $49 was recognized in cost of sales as the inventory was sold, negatively impacting gross margin in 2008. As originally reported, on January 1, 2009, we changed our method of accounting for inventory in the U.S. from LIFO to FIFO.

Property, plant and equipment — As a result of our adoption of fresh start accounting on February 1, 2008, property, plant and equipment was stated at fair value with useful lives ranging from two to thirty years. Useful lives of newly acquired assets are generally twenty to thirty years for buildings and building improvements, five to ten years for machinery and equipment, three to five years for tooling and office equipment and three to ten years for furniture and fixtures. Depreciation is recognized over the estimated useful lives using primarily the straight-line method for financial reporting purposes and accelerated depreciation methods for federal income tax purposes. If assets are impaired, their value is reduced via an increase in the depreciation reserve.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

otherwise, they are expensed when incurred. At December 31, 2010, the machinery and equipment component of property, plant and equipment included $9 of our tooling related to long-term supply arrangements and less than $1 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $15 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment at least annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level. We estimate the fair value using various valuation methodologies, including projected future cash flows and multiples of current earnings. The test compares the carrying value to the fair value and, when appropriate, the carrying value is reduced to fair value. See Note 6 for more information regarding goodwill and a discussion of the impairment of goodwill in the second and third quarters of 2008.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names and customer relationships. Customer contracts and developed technology have definite lives while substantially all of the trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Indefinite-lived intangible assets are reviewed for impairment annually and more frequently if impairment indicators exist. See Note 6 for more information about intangible assets.

Asset impairments — We review the carrying value of amortizable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See Note 6 for a discussion of long-lived asset impairment.

Other long-lived assets and liabilities — In connection with the application of fresh start accounting, we discounted our asbestos and worker’s compensation liabilities and the related amounts recoverable from insurers. We discounted the projected cash flows using a risk-free rate of 4.0% which we interpolated for the applicable period using U.S. Treasury rates. Use of a risk-free rate was considered appropriate given that other risks affecting the volume and timing of payments had been considered in developing the probability-weighted projected cash flows. The risk-free rates applied to incremental cash flow projections have been updated periodically.

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

The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Foreign currency forward contracts and the interest rate swap contracts are carried at their fair values. Long-term notes receivable are carried at the lower of fair value or a contractual call price. Borrowings under our credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Derivative financial instruments — All derivative instruments are recognized on the balance sheet at fair value. We enter into currency forward contracts to manage our exposure arising from currency fluctuations associated with certain foreign currency-denominated assets and liabilities and with a portion of our forecasted sales and purchase transactions. We began to designate certain currency forward contracts as cash flow hedges on October 1, 2010.

Changes in the fair value of contracts treated as cash flow hedges are deferred in other comprehensive income (OCI) in stockholders’ equity and are reclassified to earnings in the same period(s) in which the underlying transactions affect earnings. Changes in the fair value of contracts not treated as cash flow hedges are recognized in earnings as those changes occur. Changes in the fair value of contracts associated with product-related transactions are recorded in cost of sales while those associated with non-product transactions are recorded in other income, net and are generally offset by currency-driven gains or losses on the underlying transactions. We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.

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

Annual net pension and postretirement benefits expenses and the related liabilities are determined on an actuarial basis. These plan expenses and obligations are dependent on management’s assumptions developed in consultation with our actuaries. We review these actuarial assumptions at least annually and make modifications when appropriate. With the input of independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact our financial position, results of operations or cash flows. See Note 10 for additional information about these plans.

Postemployment benefits — Costs to provide postemployment benefits to employees are accounted for on an accrual basis. Obligations that do not accumulate or vest are recorded when payment of the benefits is probable and the amounts can be reasonably estimated. Our policy is to fund these benefits as they become due. Annual net postemployment benefits expense and the related liabilities are accrued as service is rendered for those obligations that accumulate or vest and the amounts can be reasonably estimated.

Equity-based compensation — We measure compensation cost arising from the grant of share-based awards to employees at fair value. We recognize such costs in income over the period during which the requisite service is provided, usually the vesting period.

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are credited directly to obligations to the appropriate governmental agencies on a net basis, and are excluded from revenues.

Supplier agreements with our original equipment manufacturers (OEM) customers generally provide for fulfillment of the customers’ purchasing requirements over vehicle program lives, which generally range from three to ten years. Prices for product shipped under the programs are established at inception, with subsequent pricing adjustments mutually agreed through negotiation. Pricing adjustments are occasionally determined retroactively based on historical shipments and either paid or received, as appropriate, in lump sum to effectuate the price settlement. Proceeds from retroactive price increases are deferred upon receipt and amortized over the remaining life of the appropriate program, unless the retroactive price increase was determined to have been received under contract or legal provisions, in which case revenue is recognized when settled.

Foreign currency translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other income, net or in equity earnings. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of OCI in stockholders’ equity. For operations whose functional currency is the U.S. dollar, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates.

Income taxes — In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax assets or liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater-than-50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. Where applicable, the related interest cost has also been recognized as a component of the income tax provision.

Deferred income taxes are provided for future tax effects attributable to temporary differences between the recorded values of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations. Deferred income taxes are also provided for net operating loss (NOLs), tax credit and other carryforwards. Amounts are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Earnings per share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Certain share and share-equivalents are included or excluded from the share count for fully diluted earnings per share depending on the nature of those shares and whether or not we have net earnings or a net loss. See Note 8 for the calculation of earning per share. Prior Dana shares were cancelled at emergence from Chapter 11 and shares in Dana were issued. Therefore the earnings per share information for Dana is not comparable to Prior Dana earnings per share.

Research and development — Research and development programs include research and development for commercial products. Cost for such programs are expensed as incurred. Research and development expenses were $50 in 2010, $44 in 2009 and $60 for the full year of 2008.

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

Note 2. Divestitures and Acquisitions

Acquisitions — In June 2007, our subsidiary Dana Mauritius Limited (Dana Mauritius) purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 2. Divestitures and Acquisitions  – (continued)

certain of its affiliates for $5. Our subsidiary Dana Hong Kong agreed, subject to certain conditions, to purchase Dana Mauritius’ 4% interest and, subject to certain conditions, to purchase an additional 46% equity interest in DDAC. We signed a definitive agreement to increase our investment in DDAC in February 2011 and will make a cash payment approximating $120 at closing following approval of the agreement by the Chinese government, which is expected in the second quarter of 2011.

In connection with our increase in ownership, DDAC will enter into a contingent consideration arrangement with a Dongfeng Motor affiliate that provides for reductions in the selling price of goods sold by DDAC to such affiliate for a period of up to four years if the earnings of DDAC surpass specified targets. Dana’s share of DDAC’s earnings could be reduced by an amount not to exceed $20. Dana has concluded that the impact of this arrangement comprises contingent consideration, the fair value of which will be determined at closing, recorded as a liability and amortized to equity in earnings of affiliates over the term of the arrangement.

In February 2011, we completed a transaction with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. Through this transaction, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems and we are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems. In return for payment of $150 to SIFCO, we obtained an exclusive, long-term supply agreement to ensure supply of key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish, in the near term, assembly capabilities for these systems. At current production levels, this arrangement is expected to generate annual sales of approximately $350. We expect to account for this transaction as a business combination.

A valuation of the fair values of the specific tangible and intangible assets has not been completed. We expect that the $150 invested will be allocated predominately to fixed assets and intangible assets consisting primarily of the value of definite-lived customer contracts and relationships.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we had recorded a $161 charge ($153 net of tax) in December 2009, including an impairment of $150 of the intangible and long-lived assets of the Structures segment and transaction and other expenses associated with the sale of $11 which was recorded in other income, net.

We closed on the sale of all but the operations in Venezuela in March 2010 and completed the divestiture in Venezuela in December. We received cash proceeds of $118 during the year, excluding amounts related to the working capital adjustments and tooling, and reduced outstanding debt under our term facility by $77. Approximately $30 remains receivable at the end of 2010 under the agreement, including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. The earn-out payment vested in January 2011 and is to be paid by Metalsa in February 2011. All but $1 of the remaining $15 is expected to be received before the fourth quarter of 2011. In 2010, we recorded an additional pre-tax loss of $3 resulting from a price adjustment negotiated prior to the March close and we recorded additional tax expense of $3.

In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, we will guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, we are entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 2. Divestitures and Acquisitions  – (continued)

Assets and liabilities related to this transaction were reported as held for sale in our consolidated balance sheet and consisted of the following at December 31, 2009.

December 31, 2009
Assets
Accounts receivable	$62
Inventories	34
Other current assets	3
Current assets held for sale	$99
Intangibles	$16
Investments and other assets	6
Investments in affiliates	17
Property, plant and equipment, net	65
Non-current assets held for sale	$104
Liabilities
Accounts payable	$54
Accrued payroll	7
Other accrued liabilities	18
Current liabilities held for sale	$79

In the consolidated statement of cash flows, we did not segregate the cash flows related to assets and liabilities held for sale.

Other divestitures — In 2007, we completed the sale of our engine hard parts, fluid products hose and tubing and coupled fluid products businesses and in January 2008 our pump products businesses to various third parties. Post-closing adjustments were made during 2008. See Note 22 for a discussion of the results of discontinued operations.

Other agreements — In August 2007, we executed an agreement relating to two joint ventures with GETRAG Getriebe-und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG (GETRAG). This agreement included the grant of a call option for GETRAG to acquire our interests in these joint ventures for $75 and our payment to GETRAG of $11 under certain conditions. In September 2008, we amended our agreement with GETRAG and reduced the call option purchase price to $60, extended the call option exercise period to September 2009 and eliminated the $11 liability. As a result of the reduced call price, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates. During the period covered by the options, the call prices effectively capped the carrying value of our investment. As a result, the recognition of positive equity earnings and the corresponding increase in our investment in GETRAG were effectively offset by the recognition of charges to reflect other-than-temporary impairment to the extent of the equity earnings. Following the expiration of the option in September 2009, we began recognizing our interest in the earnings of GETRAG without an offsetting impairment charge.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 3. Restructuring of Operations  – (continued)

incremental depreciation as restructuring expense when a planned closure triggers accelerated depreciation. This amount is included in accelerated depreciation/impairment in the table below.

During 2010, we continued to execute strategic business realignment and headcount reduction initiatives across our businesses. In the first quarter of 2010, we announced our plans to consolidate our Heavy Vehicle operations and close the Kalamazoo, Michigan and Statesville, North Carolina facilities. Certain costs associated with this consolidation had been accrued in 2009. We also announced the planned closure of the Yennora, Australia facility in our LVD business and the associated transfer of certain production activity to other global operations during 2010. In the second and third quarters of 2010, we also realigned certain operations, primarily in our LVD businesses in North America and Venezuela as well as our Commercial Vehicle and Off-Highway businesses in Europe.

Including costs associated with previously announced initiatives, we expensed $73 for restructuring actions during 2010, including $42 of severance and related benefit costs, $22 of exit costs and $9 of accelerated depreciation/impairment cost.

During 2009, we continued to implement cost reduction activities initially begun in 2008 in response to adverse economic conditions. As part of the continuation of the voluntary separation program begun in the fourth quarter of 2008, we recorded a $10 charge for severance and related benefit costs for approximately 125 salaried employees, predominantly in the U.S. and Canada, during the first quarter of 2009. We incurred costs of $17 in 2008 associated with approximately 275 employees who accepted this offer and terminated employment by the end of 2008. We also implemented other employee reduction programs and continued our global business realignment activities, including the closures of our Mississauga, Ontario; Calatayud, Spain and McKenzie, Tennessee facilities in our Power Technologies business, our Brantford, Ontario and Orangeburg, South Carolina facilities in our LVD business and our Beamsville, Ontario facility in our Commercial Vehicle business.

Including the $10 associated with the voluntary separation program, these actions resulted in a total charge of $83 for severance and related benefit costs and a global headcount reduction from 29,000 at the end of 2008 to 24,000 at the end of 2009. Restructuring charges during the first nine months of 2009 also included $24 of exit costs and accelerated depreciation/impairment costs, including those associated with other previously announced initiatives.

Actions taken during 2008 resulted in a reduction of our global workforce by approximately 6,000 employees, including approximately 5,000 in North America. During 2008, we recorded a total of $73 of severance and other related benefit costs and $53 of accelerated depreciation/impairment and exit costs. Significant 2008 actions included the closure of certain manufacturing facilities, including our Barrie, Ontario facility in our Commercial Vehicle business as well as our Magog, Quebec facility and our Venezuelan foundry operation in our LVD business. Restructuring expense in 2008 included severance and other costs associated with the termination of employees at these facilities, costs incurred to transfer certain manufacturing operations to Mexico and accelerated depreciation/impairment of certain manufacturing equipment.

In the third quarter of 2008, we entered into an agreement to sell our corporate headquarters. The book value in excess of sale proceeds was recognized as accelerated depreciation/impairment and recorded as restructuring expense from the date we entered the agreement through the closing of the agreement in February 2009. Under the terms of the agreement, we received proceeds of $11. Due to the conditions under which we continued to occupy the facility, we deferred the recognition of the sale until June 2009.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 3. Restructuring of Operations  – (continued)

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Accelerated Depreciation/ Impairment	Exit Costs	Total
Balance at December 31, 2007	$53		$15	$68
Activity during the period:
Charges to restructuring	7	2	3	12
Fresh start adjustment			32	32
Non-cash write-off		(2)		(2)
Cash payments	(2)		(3)	(5)
Balance at January 31, 2008	58		47	105
Activity during the period:
Charges to restructuring	77	14	34	125
Adjustments of accruals	(11)			(11)
Non-cash write-off		(14)		(14)
Cash payments	(62)		(66)	(128)
Currency impact	(7)		(5)	(12)
Balance at December 31, 2008	55		10	65
Activity during the period:
Charges to restructuring	91	18	23	132
Adjustments of accruals	(8)		(6)	(14)
Non-cash write-off		(18)		(18)
Cash payments	(114)		(24)	(138)
Currency impact	2			2
Balance at December 31, 2009	26		3	29
Activity during the period:
Charges to restructuring	52	9	24	85
Adjustments of accruals	(10)		(2)	(12)
Non-cash write-off		(9)		(9)
Cash payments	(46)		(21)	(67)
Currency impact	2			2
Balance at December 31, 2010	$24	$—	$4	$28

At December 31, 2010, $28 of realignment accruals remained in accrued liabilities, including $24 for the reduction of approximately 600 employees to be completed over the next year and $4 for lease terminations and other exit costs. The estimated cash expenditures related to these liabilities are projected to approximate $25 in 2011 and $3 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future Cost to Complete
	Prior to 2010	2010	Total to Date
LVD	$12	$35	$47	$28
Structures		1	1	2
Power Technologies	8	6	14	3
Off-Highway	1	7	8	3
Commercial Vehicle	34	17	51	17
Other		7	7
Total	$55	$73	$128	$53

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 3. Restructuring of Operations  – (continued)

The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4. Inventories

The components of inventory at December 31 are as follows:

	2010	2009
Raw materials	$327	$300
Work in process and finished goods	440	402
Inventory reserves	(59)	(60)
Less: assets held for sale		(34)
Total	$708	$608

Note 5. Supplemental Balance Sheet and Cash Flow Information

The following items comprise the amounts indicated in the respective balance sheet captions at December 31:

	2010	2009
Other current assets
Prepaid expenses	$56	$65
Deferred tax benefits, net	19	16
Other	16	11
Less: assets held for sale		(3)
Total	$91	$89
Investments and other assets
Notes receivable	$103	$94
Amounts recoverable from insurers	46	54
Deferred tax assets	28	29
Deferred financing costs	23	37
Pension assets, net of related obligations	10	9
Prepaid expenses	8	9
Other	20	36
Less: assets held for sale		(6)
Total	$238	$262
Property, plant and equipment, net
Land and improvements to land	$257	$284
Buildings and building fixtures	430	439
Machinery and equipment	1,408	1,608
Total cost	2,095	2,331
Less: accumulated depreciation	(744)	(661)
Less: accumulated impairment		(121)
Less: assets held for sale		(65)
Net	$1,351	$1,484

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 5. Supplemental Balance Sheet and Cash Flow Information  – (continued)

	2010	2009
Other accrued liabilities (current)
Non-income taxes payable	$56	$46
Warranty reserves	44	56
Customer settlement obligation	25
Accrued professional fees	23	14
Workers compensation obligations	13	16
Asbestos claims obligations	15	13
Dividends payable	9	43
Deferred income	8	25
Accrued interest	8	11
Environmental	6	8
Payable under forward contracts	5	4
Other expense accruals	39	52
Less: liabilities held for sale		(18)
Total	$251	$270
Deferred employee benefits and other noncurrent liabilities
Pension obligations, in excess of related assets	$615	$643
Postretirement obligations other than pension	125	117
Deferred income tax liability	120	140
Asbestos claims obligations	86	100
Income tax liability	55	68
Warranty reserves	41	27
Workers compensation obligations	38	39
Other noncurrent liabilities	48	55
Total	$1,128	$1,189

Supplemental cash flow information —

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Cash paid during the period for:
Interest	$61	$99	$94	$11
Income taxes	$30	$27	$89	$2
Non-cash financing activities:
Stock compensation plans	$12	$9	$7	$—
Conversion of preferred stock into common stock	$9	$—	$—	$—
Dividends on preferred stock accrued not paid	$8	$32	$11	$—
Per share	$1.00	$4.00	$1.33	$—

An additional $75 income tax payment was made in 2010 in settlement of tax claims from Dana’s Chapter 11 filings. This amount is included in the consolidated statement of cash flows as reorganization: payment of claims.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 6. Goodwill, Other Intangible Assets and Long-lived Assets

We test the carrying values of goodwill and other indefinite-lived assets for impairment annually as of October 31, and more frequently, if conditions arise that warrant an interim review. We review long-lived and amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable.

Valuations and projections — We utilize various valuation methods for our impairment testing. These valuations are based in part on our cash flow projections for our segments and certain asset groups below the segment level. We use our internal forecasts, which we update monthly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business.

During the second quarter of 2009, the negative impact of declining production expectations on our forecasts triggered impairment assessments of all our long-lived assets and an impairment was recorded. As a result of a fourth quarter 2009 decision to sell substantially all of our Structural Products business, we impaired the long-lived assets based on the expected proceeds from the sale of the related assets. Due to the economic downturn in 2008, we tested for impairment of all our long-lived assets. We recorded impairments in goodwill and non-amortizable intangible assets.

Goodwill — Our goodwill, which is assigned to our Off-Highway operating segment, totaled $104 at December 31, 2010. In assessing the recoverability of goodwill, estimates of segment fair value are based upon an average of the net present value of projected future cash flows and multiples of current earnings relative to the multiples of our peers. Based on our October 31, 2010 impairment assessment, the fair value of the Off-Highway segment is significantly higher than its carrying value, including goodwill. At December 31, 2010, we do not believe that our goodwill is at risk of being impaired.

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

Under the segment structure in place in 2008, our driveshaft reporting unit comprised the former Driveshaft reporting segment. As part of the modification of our reporting segment structure in the first quarter of 2009, we allocated the goodwill associated with the former Driveshaft segment to the LVD (34%) and Commercial Vehicle (66%) segments based on the relative fair values of the underlying operations. The impairment charges identified herein have also been allocated to those segments. The related impairment charge was reduced by $11 as a result of pre-emergence income tax adjustments that effectively reduced the amount of goodwill. An additional $9 of the pre-emergence tax adjustments reduced Off-Highway goodwill in 2008.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 6. Goodwill, Other Intangible Assets and Long-lived Assets  – (continued)

Changes in goodwill —

	LVD	Power Technologies	Commercial Vehicle	Off- Highway	Total
Goodwill	$59	$146	$114	$119	$438
Accumulated impairment losses		(89)			(89)
Balance at December 31, 2007	59	57	114	119	349
Fresh start adjustments	1	(146)	1	5	(139)
Currency and other	(3)		(3)	(16)	(22)
Fresh start impairment adjustment		89			89
Goodwill impairment	(57)		(112)		(169)
Goodwill	57		112	108	277
Accumulated impairment losses	(57)		(112)		(169)
Balance at December 31, 2008	—	—	—	108	108
Currency				3	3
Goodwill	57		112	111	280
Accumulated impairment losses	(57)		(112)		(169)
Balance at December 31, 2009	—	—	—	111	111
Currency				(7)	(7)
Goodwill	57		112	104	273
Accumulated impairment losses	(57)		(112)		(169)
Balance at December 31, 2010	$—	$—	$—	$104	$104

Other non-amortizable intangibles — Non-amortizable intangible assets relate to all of our segments except Structures and consist of the Dana® and Spicer® trademarks and trade names. Our valuations of these non-amortizable intangible assets utilize a relief from royalty method which is based on revenue streams. No impairment was recorded during the fourth quarter of 2010 in connection with the required annual assessment. Based on our sales forecasts, we do not believe that these assets are at risk of being impaired.

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

As a result of finalizing the agreement to divest substantially all of the assets of our Structural Products business, we assessed the recoverability of our definite-lived intangible assets in the Structures segment during the fourth quarter of 2009. Based on the expected selling price of the related assets, we recorded an impairment of $29 to impair the segment’s intangible assets.

During 2008, due to the triggering economic events in our Driveshaft segment noted above, we performed impairment testing on the non-amortizable intangible assets as of June 30, 2008 and, based on market declines and revised forecasts, we determined the need to assess the intangible assets in several additional segments at September 30, 2008. We determined that the fair value of these intangible assets had declined in the Driveshaft segment in the second quarter of 2008 resulting in an impairment charge of $7. In the third quarter of 2008, the fair value of a trademark in our Commercial Vehicle segment indicated an impairment of $3. In the fourth quarter, we reviewed valuations as of October 31 and updated those valuations

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 6. Goodwill, Other Intangible Assets and Long-lived Assets  – (continued)

as of December 31, 2008. These valuations resulted in impairments of $1 in the former Driveshaft segment and $3 in the Off-Highway segment in the fourth quarter of 2008.

Long-lived assets and amortizable intangible assets — Our long-lived assets include property, plant and equipment and amortizable intangibles: core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. Our valuation is based on the cash flow projections discussed above applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals.

As a result of an agreement in the fourth quarter of 2009 to sell substantially all the assets of our Structures segment, we impaired the property, plant and equipment and amortizable intangibles of this segment by $121 and $29 in December 2009. Following the closing related to this sale in March 2010, no intangible assets remain in this segment. The remaining property, plant and equipment of the Structures segment has a carrying value of $17 as of December 31, 2010. Based on our current cash flow projections, the undiscounted cash flows exceed the carrying value of these assets and we do not expect to impair these assets in the future.

For our other operating segments, our second quarter of 2009 assessment of our forecasted results noted above indicated the need to evaluate our long-lived assets for impairment. Based on our analysis, the cash flows significantly exceeded the carrying values. Since that time, our earnings and cash flow projections have continued to improve and no triggering events have occurred. At December 31, 2010, we do not believe that these long-lived assets are at risk of being impaired.

We had evaluated the long-lived assets in certain of our light vehicle market businesses as of June 30, 2008 and determined that the projected undiscounted future net cash flows were adequate to recover the carrying value of those assets. During the second half of 2008, consumer interest continued to shift from pickups and SUVs, important vehicle platforms for us, to smaller vehicles in which we have less content. Production levels continued to drop causing our earnings outlook for many of our businesses to decline. As a result of these declines, we evaluated the long-lived assets of certain of our segments for potential impairment as of September 30, 2008 and again at December 31, 2008. We reviewed the recoverability of the assets by comparing the carrying amount of the assets to the projected undiscounted future net cash flows expected to be generated. These assessments supported the carrying values of the long-lived assets and no impairment of those assets was recorded in the third or fourth quarter of 2008.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 6. Goodwill, Other Intangible Assets and Long-lived Assets  – (continued)

Components of intangible assets other than goodwill —

	Weighted Average Useful Life (years)	December 31, 2010			December 31, 2009
		Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(43)	$51	$98	$(31)	$67
Trademarks and trade names	17	4	(1)	3	4		4
Customer relationships	8	412	(179)	233	483	(165)	318
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Less: Assets held for sale					(62)	46	(16)
		$575	$(223)	$352	$588	$(150)	$438

The net carrying amounts of intangible assets other than goodwill attributable to each of our operating segments at December 31, 2010 were as follows: LVD — $19, Power Technologies — $45, Commercial Vehicle — $155 and Off-Highway — $133. The Structures intangible assets were reported as assets held for sale at the end of 2009. Intangible assets in the Structures segment were impaired by $29 in the fourth quarter of 2009 with $1 and $28 included in core technology and customer relationship accumulated impairment and amortization in the table above.

Amortization expense related to the amortizable intangible assets —

	Year Ended December 31,		Eleven Months Ended December 31, 2008
	2010	2009
Charged to cost of sales	$15	$15	$15
Charged to amortization of intangibles	61	71	66
Total amortization	$76	$86	$81

Estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2010 exchange rates are: 2011 — $61, 2012 — $61, 2013 — $61, 2014 — $58 and 2015 — $30. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 7. Capital Stock  – (continued)

Conversion rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock were, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at the initial conversion price of $13.19. This price is subject to certain adjustments when dilution occurs (based on a formula set forth in the Restated Certificate of Incorporation). Following our issuance of an additional 39 million shares in a common stock offering completed in September and October 2009 (see Note 12), the preferred stock conversion price was lowered to $11.93. At this price, the outstanding preferred shares at December 31, 2010 would convert into approximately 65.5 million shares of common stock.

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

In connection with the issuance of the preferred stock, we entered into certain Registration Rights Agreements and a Shareholders Agreement. The Registration Rights Agreements provide registration rights for the shares of our preferred stock and certain other of our equity securities. On the Effective Date, we also entered into a Shareholders Agreement with Centerbridge containing certain preemptive rights related to approval of Board members as well as restrictions related to Centerbridge’s ability to acquire additional shares of our common stock.

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

Dividends — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) have been accrued from the issue date and are payable in cash as approved by the Board of Directors. The payment of preferred dividends was suspended in November 2008 under the terms of our Term Facility Credit and Guaranty Agreement as amended on November 21, 2008 (the Amended Term Facility) but became payable at the discretion of our Board of Directors at the end of 2009 when our total leverage ratio became less than 3.25:1.00. Dividend payments of $16 were made in both April and August 2010 and $34 in December 2010. Preferred dividends accrued but not paid were $8 and $42 at December 31, 2010 and 2009.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 7. Capital Stock  – (continued)

Conversions — During the fourth quarter of 2010, holders of 88,702 shares of preferred stock elected to convert those preferred shares into 748,036 shares of common stock. The shares issued upon conversion include payment of accrued dividends in common stock of Dana through the date of conversion. Based on the market price of Dana common stock on the date of conversion, the total fair value of the conversions was $12.

Common Stock

On the Effective Date, we began distributing 100 million shares of Dana common stock, par value $0.01 per share, to certain general unsecured creditors and employees. At December 31, 2010, approximately four million of the initial 100 million shares authorized remain to be distributed to holders of previously allowed claims and disputed claims that are pending final resolution.

On September 29, 2009, we completed an underwritten offering of 34 million shares of common stock at $6.75 per share, generating proceeds of $217, net of underwriting commissions and related offering expenses (see Note 12). On October 5, 2009, we completed the sale of an additional 5 million shares, generating net proceeds of $33.

At December 31, 2010, there were 144,505,663 shares of our common stock issued and 144,126,032 shares outstanding, net of 379,631 in treasury shares withheld at cost to satisfy tax obligations due upon the payment of stock awards and other taxable distributions of shares.

Note 8. Earnings per Share

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share (in millions of shares):

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Weighted-average number of shares outstanding – basic	140.8	100.2	100.1	149.9
Employee compensation-related shares, including stock options				0.5
Weighted-average number of shares outstanding – diluted	140.8	100.2	100.1	150.4

Basic earnings (loss) per share is calculated by dividing the net income (loss) available to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding. The outstanding common shares computation excludes any shares held in treasury.

The share count for diluted earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.4 million, 4.8 million and 2.5 million CSEs from the calculations of diluted earnings per share for the year 2010, 2009 and the eleven months ended December 31, 2008 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.1 million, 2.2 million and 0.4 million for these same periods due to the dilutive effect of the loss from continuing operations for these periods.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 8. Earnings per Share  – (continued)

We excluded 66.2 milliion, 61.8 million and 59.9 million CSEs related to the conversion of the preferred stock for 2010 and 2009 and the eleven months ended December 31, 2008. Conversion of the preferred stock is not included in the share count for diluted earnings per share for 2010 because the inclusion of the converted preferred shares and the exclusion of the preferred dividend from earnings would result in earnings per share that are anti-dilutive. Conversion of the preferred stock was not included in the share count for diluted earnings per share for 2009 and 2008 due to the loss from continuing operations.

The calculation of earnings per share is based on the following income (loss) available to the parent company stockholders:

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Income (loss) from continuing operations before loss from discontinued operations	$(22)	$(463)	$(702)	$715
Loss from discontinued operations			(4)	(6)
Net income (loss) available to the parent company stockholders	$(22)	$(463)	$(706)	$709

Net income (loss) available to parent company stockholders includes a charge for the preferred stock dividend requirement and the effect of this charge is included in income (loss) per share from continuing operations available to parent company stockholders. Earnings per share information reported by Prior Dana is not comparable to earnings per share information reported by Dana because all existing equity interests of Prior Dana were eliminated upon the consummation of the Plan.

Note 9. Incentive and Stock Compensation

2008 Omnibus Incentive Plan

Our 2008 Omnibus Incentive Plan authorizes grants of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance share awards to be made pursuant to the plan. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the 2008 Omnibus Incentive Plan are determined by the Board of Directors and/or its Compensation Committee. The number of shares of common stock that may be issued or delivered may not exceed 16.1 million shares in the aggregate. Cash-settled awards do not count against the maximum aggregate number.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 9. Incentive and Stock Compensation  – (continued)

At December 31, 2010, there were 4.1 million shares available for future grants of options and other types of awards under the 2008 Omnibus Incentive Plan.

Award activity —  (shares in millions)

	Options		SARs		Restricted Stock Units		Performance Notional Shares
Outstanding at	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
January 31, 2008	—	$—	—	$—	—	$—	—	$—
Granted	5.8	8.09	0.1	0.69	0.9	5.10	0.6	4.16
Vested					(0.1)	2.85
Forfeited or expired	(0.2)	10.00				10.00	(0.2)	9.21
December 31, 2008	5.6	8.01	0.1	0.69	0.8	5.10	0.4	0.74
Granted	4.4	0.90	0.6	1.00	0.4	2.33	0.2	2.49
Exercised or vested	(0.1)	2.09			(0.2)	2.13	(0.3)	1.76
Forfeited or expired	(0.7)	5.05	(0.1)	0.51	(0.1)	7.17	(0.1)	2.49
December 31, 2009	9.2	4.87	0.6	1.00	0.9	4.46	0.2	0.74
Granted	1.0	11.74	0.2	11.34	0.1	11.75	0.5	11.37
Exercised or vested	(3.6)	3.33	(0.1)	0.69	(0.5)	2.95	(0.4)	6.54
Forfeited or expired	(0.5)	6.97	(0.1)	1.24
December 31, 2010	6.1	$6.71	0.6	$4.16	0.5	$7.44	0.3	$7.58

We recognized total stock compensation expense of $18, $13 and $7 during the years ended December 31, 2010 and 2009 and the eleven months ended December 31, 2008. The total fair value of awards vested during 2010, 2009 and 2008 was $17, $6 and $2. We received $12 of cash from the exercise of stock options and we paid $3 of cash to settle SARs, RSU and performance shares during 2010. At December 31, 2010, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest over the next 0.6 to 2.6 years was $11. This cost is expected to be recognized over a weighted-average period of one year.

Stock options and stock appreciation rights — The exercise price of each option or SAR equals the closing market price of our common stock on the date of grant. Options and SARs generally vest over three years and their maximum term is ten years. Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. Shares issued upon the exercise of options are recorded as common stock and additional paid-in capital at the option price. Options to be settled in cash result in the recognition of a liability representing the vested portion of the obligation. SARs are settled in cash for the difference between the market price on the date of exercise and the exercise price. As a result, SARs are recorded as a liability until the date of exercise. The fair value of each SAR award is recalculated at the end of each reporting period and the liability and expense adjusted based on the new fair value. A liability of $4 and $3 for cash-settled options and SARs was recorded as deferred employee benefits in other noncurrent liabilities at December 31, 2010 and 2009.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 9. Incentive and Stock Compensation  – (continued)

We estimated fair values for options and SARs at the date of grant using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends.

	Options			SARs
	2010	2009	2008	2010	2009	2008
Expected term (in years)	6.00	6.00	5.48	6.00	6.00	6.00
Risk-free interest rate	2.74%	2.21%	2.83%	2.75%	1.87%	1.72%
Expected volatility	66.15%	63.08%	42.46%	66.10%	63.17%	53.40%

The weighted-average per share grant-date fair value of options granted during 2010, 2009 and 2008 was $7.23, $0.53 and $3.51. The weighted-average per share grant-date fair value of SARs granted during 2010, 2009 and 2008 was $6.99, $0.60 and $0.35. The total intrinsic value (which is the amount by which the stock price exceeded the exercise price on the date of exercise) of options and SARs exercised was $38 during 2010 and de minimis during 2009. No options or SARs were exercised during 2008.

Restricted stock units and performance shares — Each RSU or notional performance share granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for certain non-U.S. employees (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest in three equal annual installments beginning on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years.

Performance shares are awarded if specified performance goals are achieved during the respective performance period. Compensation expense for stock-settled awards expected to vest is measured based on the closing market price of our common stock at the date of grant and is recognized on a straight-line basis over the vesting period. Compensation expense for cash-settled awards expected to vest is measured based on the closing market price of our common stock at the end of each reporting period and is recognized on a straight-line basis over the vesting period. The portion of cash-settled restricted stock units and performance shares expected to vest was $2 and $1 at December 31, 2010 and 2009 and was recorded in deferred employee benefits and other noncurrent liabilities. The total intrinsic value (which is the stock price at vesting) of RSUs and performance shares vested was $14 and $4 during 2010 and 2009 and de minimis during 2008.

Outstanding awards expected to vest and exercisable or convertible at December 31, 2010 — (shares in millions)

	Equity Awards Outstanding Expected to Vest				Equity Awards Outstanding That are Exercisable or Convertible
	Shares	Aggregate Intrinsic Value	Weighted-Average		Shares	Aggregate Intrinsic Value	Weighted-Average
			Exercise Price	Remaining Contractual Life in Years			Exercise Price	Remaining Contractual Life in Years
Options / SARs	6.6	$70	$6.54	7.9	2.8	$24	$8.58	7.5
Restricted Stock Units	0.5	9	—	0.7	0.1	1	—	0.2
Performance Share Units	0.3	10	—	0.8	0.3	6	—	0.3

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 9. Incentive and Stock Compensation  – (continued)

Annual cash incentive awards — Our 2010 Annual Incentive Program (2010 AIP) was implemented pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. Certain eligible employees designated by Dana, including our named executive officers, participated in the plan. Awards under the plan were based on achieving certain financial target performance goals. Participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. Additionally, our 2010 long-term incentive program include a cash-settled component which provided for potential annual payments if we achieved return on invested capital and new business origination performance goals. The performance goals under both of these plans were established by the Board of Directors. We accrued $40 of expense in 2010 for the expected cash payments under these programs.

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

Executive Incentive Compensation Plan — Five employees participated in the Executive Incentive Compensation Plan during 2007 which resulted in 73,562 shares of common stock being issued in April 2008 at a value of $9.86 per share to settle an obligation accrued at the end of 2007.

Note 10. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Under the terms of the qualified defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these qualified defined contribution plans allow direct investment in our stock.

Components of net periodic benefit costs and other amounts recognized in OCI —

	Pension Benefits
	Dana						Prior Dana
	Year Ended December 31,				Eleven Months Ended December 31, 2008		One Month Ended January 31, 2008
	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$5	$—	$6	$—	$8	$1	$1
Interest cost	100	17	109	19	101	21	9	2
Expected return on plan assets	(99)	(5)	(116)	(9)	(126)	(14)	(12)	(2)
Recognized net actuarial loss	19						2
Net periodic benefit cost (credit)	20	17	(7)	16	(25)	15		1
Curtailment (gain) loss			1	(1)	4
Settlement (gain) loss		2		1		(12)
Termination cost			2		7
Net periodic benefit cost (credit) after curtailments and settlements	20	19	(4)	16	(14)	3		1
Recognized in OCI:
Amount due to net actuarial (gains) losses	29	3	285	27	102	(10)	105	28
Prior service cost from plan amendments				(1)		7
Amortization of net actuarial gains (losses) in net periodic cost	(19)	(2)					(2)
Fresh start adjustment							(407)	(78)
Total recognized in OCI	10	1	285	26	102	(3)	(304)	(50)
Total recognized in benefit cost and OCI	$30	$20	$281	$42	$88	$—	$(304)	$(49)

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

	Other Benefits
	Dana Non-U.S.			Prior Dana
	Year		Eleven Months	One Month Ended January 31, 2008
	Ended December 31,
	2010	2009	2008	U.S.	Non-U.S.
Service cost	$—	$1	$1	$—	$—
Interest cost	7	6	6	5	1
Amortization of prior service credit				(3)
Recognized net actuarial loss				3
Net periodic benefit cost	7	7	7	5	1
Curtailment gain		(2)	(2)	(61)
Net periodic benefit cost (credit) after curtailments and settlements	7	5	5	(56)	1
Recognized in OCI:
Prior service credit from plan amendments				(278)
Amount due to net actuarial (gains) losses	(1)	9	(15)	13
Amortization of prior service credit in net periodic cost				64
Amortization of net actuarial gains (losses) in net periodic cost				(3)
Fresh start adjustment				89	(52)
Total recognized in OCI	(1)	9	(15)	(115)	(52)
Total recognized in benefit cost and OCI	$6	$14	$(10)	$(171)	$(51)

Our other postretirement benefit obligations for all U.S. employees and retirees were eliminated or settled upon our emergence from Chapter 11.

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) (AOCI) into benefit cost in 2011 is $22 for our U.S. plans and a nominal amount for our non-U.S. plans. There is a nominal amount of net actuarial gain related to other postretirement benefit plans that will be amortized from AOCI into benefit cost in 2011 for our non-U.S. plans.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status and amounts recognized in the consolidated balance sheets.

					Other Benefits
	Pension Benefits				Years Ended December 31,
	Year Ended December 31,
	2010		2009		2010	2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,831	$351	$1,777	$364	$124	$100
Service cost		5		6		1
Interest cost	100	17	109	19	7	6
Plan amendments				(1)
New plans				5
Actuarial (gain) loss	94	7	119	18	(1)	9
Benefit payments	(159)	(17)	(177)	(28)	(6)	(7)
Settlements, curtailments and terminations		(33)	3	(50)		(1)
Translation adjustments		(5)		18	8	16
Obligation at end of period	$1,866	$325	$1,831	$351	$132	$124

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

					Other Benefits
	Pension Benefits				Years Ended December 31,
	Year Ended December 31,
	2010		2009		2010	2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,401	$136	$1,628	$183	$—	$—
Actual return on plan assets	164	9	(50)
Employer contributions	50	18		13	6	7
Benefit payments	(159)	(17)	(177)	(28)	(6)	(7)
Settlements		(33)		(49)
Translation adjustments		7		17
Fair value at end of period	$1,456	$120	$1,401	$136	$—	$—
Funded status at end of period	$(410)	$(205)	$(430)	$(215)	$(132)	$(124)

Amounts recognized in the balance sheet —

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$10	$—	$9	$—	$—
Current liabilities		(10)		(11)	(7)	(7)
Noncurrent liabilities	(410)	(205)	(430)	(213)	(125)	(117)
AOCI	397	24	387	23	(7)	(6)
Net amount recognized	$(13)	$(181)	$(43)	$(192)	$(139)	$(130)

	Pension Benefits				Other Benefits
	2010		2009		2010	2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	Non-U.S.	Non-U.S.
Amounts recognized in AOCI
Net actuarial loss (gain)	$397	$18	$387	$17	$(7)	$(6)
Prior service cost		6		6
Gross amount recognized	397	24	387	23	(7)	(6)
Deferred tax benefits		(3)		(3)
Minority and equity interests		(1)
Net amount recognized	$397	$20	$387	$20	$(7)	$(6)

In December 2010, we made a $50 voluntary contribution to our U.S. pension plans.

During principally the fourth quarter of 2010, we continued to settle portions of our Canadian retiree pension benefit obligations by making lump-sum distribution payments or by purchasing non-participating annuity contracts to cover vested benefits. The related settlement loss of $2 was included in restructuring charges.

In 2009, we recorded a net charge of less than $1 in pension curtailment costs and $2 in postretirement health care curtailment gains related to our workforce reduction actions. These costs were included in restructuring charges. We also announced the anticipated sale of substantially all of the assets of our Structural Products business, which resulted in a termination of pension service. The associated cost of $2 was recorded in other income, net along with other costs associated with the sale.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

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

In 2008, employee acceptances of early retirement incentives in the U.S. generated pension plan special termination costs of $7 in the second quarter which were included in restructuring charges as well as curtailment losses of $3 which were charged against OCI. Similar incentives in the U.S. generated curtailment losses of $2 which were included in restructuring charges in the third quarter. The affected pension plans were remeasured at June 30, 2008 and again at August 31, 2008. The remeasurement at June 30, 2008 increased net assets by $3 and reduced the net defined benefit obligations by $32 with a credit to OCI of $35. The remeasurement at August 31, 2008 increased net assets by $2 and increased the net defined benefit obligations by $72 with a charge to OCI for $70.

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

Changing our U.S. pension plans was a key component of our Chapter 11 reorganization initiatives. Credited service and benefit accruals were frozen for all U.S. employees in defined benefit pension plans. During our Chapter 11 proceedings we entered into agreements to participate in two multiemployer pension plans for our union-represented employees: the Steelworkers Pension Trust (SPT) and the IAM National Pension Fund (IAM Plan). Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. We made contributions totaling $8, $9 and $10 in 2010, 2009 and 2008. The trustees of the SPT advised us that as of December 31, 2009 the plans were not fully funded. Depending on subsequent financial performance of the plans, we could be required to increase our contributions to the plans. As a consequence of the plans not being fully funded, we could be assessed a withdrawal liability in the event we elected to withdraw from the plans.

Our postretirement health care obligations for all U.S. employees and retirees were eliminated or settled as part of the Chapter 11 reorganization. With regard to union-represented employees and retirees, we contributed an aggregate of approximately $733 in cash on February 1, 2008 to union-administered Voluntary Employee Benefit Associations (VEBAs). We are not obligated to provide future funding in the event of an asset shortfall and these assets would never be returned to Dana. As a result of the changes in our U.S. other postretirement benefits that became effective on January 31, 2008 with our emergence from Chapter 11, we recognized a portion of the previously unrecognized prior service credits as a curtailment gain of $61 due to

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

the negative plan amendment and reported it as a component of the gain on settlement of liabilities subject to compromise as of January 31, 2008. The gain was calculated based on the current estimate of the future working lifetime attributable to those participants who will not receive benefits following the estimated exhaustion of funds. The calculation used then current plan assumptions and plan benefits. In connection with the recognition of our obligations to the VEBAs at emergence, the accumulated postretirement benefit obligation (APBO) was reset to an amount equal to the VEBA payments, resulting in a reduction of $278 with an offsetting credit to AOCI.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$15	$90	$14	$95
Projected benefit obligation	15	91	14	95
Fair value of plan assets	15	101	14	104
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,851	215	1,817	238
Projected benefit obligation	1,851	234	1,817	256
Fair value of plan assets	1,441	19	1,387	32

At December 31, 2010, benefit obligations of $195 for certain non-U.S. pension plans and $132 for other postretirement benefits are in plans that are not required to be funded.

Fair value of plan assets —

		Fair Value Measurements at December 31, 2010
		U.S.			Non-U.S.
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. all cap(a)	$66	$66	$—	$—	$—	$—
U.S. large cap	115	115
U.S. small cap	35	35
EAFE composite	160	160
Emerging markets	65	65
Fixed income securities:
U.S. core bonds(b)	112		112
Corporate bonds	467		463		4
U.S. Treasury strips	219		219
Non-U.S. government securities	91				91
Emerging market debt	41		41
Alternative Investments:
Hedge fund of funds(c)	78			78
Insurance contracts(d)	10					10
Real estate	19			19
Other	5			1	4
Cash and cash equivalents	93		82		11
Total	$1,576	$441	$917	$98	$110	$10

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

		Fair Value Measurements at December 31, 2009
		U.S.			Non-U.S.
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
U.S. all cap(a)	$86	$86	$—	$—	$—	$—	$—
U.S. large cap	129	129
U.S. small cap	20	20
EAFE composite	146	146
Emerging markets	45	45
Fixed income securities:
U.S. core bonds(b)	116		116
Corporate bonds	307		299			8
U.S. treasury strips	343		343
Non-U.S. government securities	111					111
Emerging market debt	38		36			2
Alternative Investments:
Hedge fund of funds(c)	109			109
Insurance contracts(d)	9						9
Other	3			2		1
Cash and cash equivalents	75		70			5
Total	$1,537	$426	$864	$111	$—	$127	$9

Notes:

(a)	This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager’s discretion.
(b)	This category represents a combination of investment grade corporate bonds, sovereign bonds, Yankee bonds, asset backed securities and U.S. government bonds.
(c)	This category includes fund managers that invest in a well-diversified group of hedge funds where strategies include, but are not limited to, event driven, relative value, long/short market neutral, multistrategy and global macro.
(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2010			2009
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge fund of funds	Other	Insurance contract	Hedge fund of funds	Other	Insurance contract
Fair value at beginning of period	$109	$2	$9	$36	$2	$9
Unrealized gains relating to
Assets sold during the period	(36)
Assets still held at the reporting date	5		1	3
Purchases		18		70
Fair value at end of period	$78	$20	$10	$109	$2	$9

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

Investment policy — Target asset allocations of U.S. pension plans are established through an investment policy, which is updated periodically and reviewed by an Investment Committee, comprised of certain company officers and directors. The investment policy allows for a flexible asset allocation mix which is intended to provide appropriate diversification to lessen market volatility while assuming a reasonable level of economic risk.

Our policy recognizes that properly managing the relationship between pension assets and pension liabilities serves to mitigate the impact of market volatility on our funding levels. During 2010 the plan assets continued to be transitioned to an appropriately balanced allocation between a Growth Portfolio, an Immunizing Portfolio and a Liquidity Portfolio. These three sub-portfolios are intended to balance the generation of incremental returns with the management of overall risk.

The Growth Portfolio is invested in a diversified pool of assets in order to generate an incremental return with an acceptable level of risk. The Immunizing Portfolio is a hedging portfolio that may be comprised of fixed income securities and overlay positions. This portfolio is designed to offset changes in the value of the pension liability due to changes in interest rates. The Liquidity Portfolio is a cash portfolio designed to meet short-term liquidity needs and reduce the plans’ overall risk.

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plan changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. As of December 31, 2010, the Growth Portfolio (U.S and non-U.S. equities, core and high-yield fixed income, as well as hedge fund of funds, real estate and emerging market debt) comprises 50% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips and corporate bonds) comprises 44% and the Liquidity Portfolio (cash and short-term securities) comprises 6%. The Growth Portfolio is currently limited to not less than 35% nor more than 65% of total assets, the Immunizing Portfolio is currently limited to not less than 30% nor more than 60% and the Liquidity Portfolio is currently limited to no more than 10%.

Significant assumptions — The significant weighted average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2010		2009		2008
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Benefit obligations:
Discount rate	5.23%	4.87%	5.79%	5.36%	6.44%	5.80%
Net periodic benefit cost:
Discount rate	5.79%	5.36%	6.44%	5.80%	6.26%	5.27%
Rate of compensation increase	N/A	3.19%	N/A	3.21%	5.00%	3.11%
Expected return on plan assets	7.50%	4.12%	7.50%	6.03%	8.25%	6.66%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 10. Pension and Postretirement Benefit Plans  – (continued)

validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. Since the benefit accruals are frozen for all of our U.S. pension plans, we continue to have a high percentage of total assets in fixed income securities.

The significant weighted average assumptions used in the measurement of other postretirement benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2010	2009	2008
	Non-U.S.	Non-U.S.	Non-U.S.
Benefit obligations:
Discount rate	5.11%	5.79%	6.33%
Net periodic benefit cost:
Discount rate	5.79%	6.33%	5.29%
Initial health care costs trend rate	7.00%	7.98%	8.40%
Ultimate health care costs trend rate	5.02%	5.03%	4.95%
Year ultimate reached	2015	2015	2015

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2010:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on postretirement benefit obligations	12	(11)

Estimated future benefit payments and contributions — Expected benefit payments by our pension plans and other postretirement plans for each of the next five years and for the period 2016 through 2020 are as follows:

	Pension Benefits		Other Benefits
Year	U.S.	Non-U.S.	Non-U.S.
2011	$142	$86	$8
2012	140	14	8
2013	135	14	8
2014	132	14	8
2015	129	14	8
2016 to 2020	604	84	41
Total	$1,282	$226	$81

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. As a result of the closure of several facilities in Canada, we are required to settle the related retiree pension benefit obligations. These settlements are projected to occur in 2011. Projected contributions to be made to the defined benefit pension plans in 2011 are $13 for our non-U.S. plans and $32 for our U.S. plans.

Dana Holding Corporation

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

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Cash and cash equivalents	$467	$517	$984	$517	$296	$813
Cash and cash equivalents held as deposits	3	55	58	4	39	43
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	89	92	3	88	91
Balance at December 31	$473	$661	$1,134	$524	$423	$947

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

Note 12. Financing Agreements

The sections below are based on debt in place at December 31, 2010 and the Revolving Credit and Guaranty Agreement (the Revolving Facility) in place at that time. In January 2011, our Term Facility was repaid and we issued $750 of new senior unsecured debt (the Senior Notes). We have also amended our Revolving Facility. For an explanation of these changes see the “subsequent event – refinancing” section below.

Exit financing — On the Effective Date, Dana, as Borrower, and certain of our domestic subsidiaries, as guarantors, entered into an Exit Facility which consisted of a Term Facility in the aggregate amount of $1,430 and a $650 Revolving Facility. The Term Facility was fully drawn in borrowings of $1,350 on the Effective Date and $80 on February 1, 2008. Net proceeds were reduced by payment of $114 of original issue discount (OID) and other customary issuance costs and fees of $40 for net proceeds of $1,276. There were no initial borrowings under the Revolving Facility.

In November 2008, we entered into an amendment to our Term Facility (the Amendment) which, among other changes, revised our quarterly financial covenants. As of December 31, 2010, the financial covenants are as follows:

•	a maximum leverage ratio of not greater than 3.10:1.00 at December 31, 2010, decreasing in steps to 2.50:1.00 as of September 30, 2012 and thereafter, based on the ratio of consolidated funded debt to the previous twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the agreement; and
•	a minimum interest coverage ratio of not less than 3.50:1.00 at December 31, 2010, increasing in steps to 4.50:1.00 as of March 31, 2013 and thereafter, based on the ratio of the previous twelve month EBITDA (as defined in the agreement) to consolidated interest expense for that period.

The Amendment changed the Credit Agreement’s definition of EBITDA by increasing the amount of restructuring charges that are excluded from EBITDA in 2009 and 2010 from $50 to $100 per year. After 2010, restructuring charges of up to $50 per year were excluded (up to an aggregate maximum of $100 for periods after 2010). The Amendment permitted us to dispose of certain lines of business.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 12. Financing Agreements  – (continued)

Under the Amendment, we could not make preferred or common dividend payments and certain other payments until the total leverage ratio as of the end of the preceding fiscal quarter is less than or equal to 3.25:1.00. The Amendment also reduced the net amount of foreign subsidiary permitted indebtedness to an aggregate of $400 outstanding at any time. The Amendment increased the interest rate payable on outstanding advances by 0.50% per annum. We paid an additional $24 of fees to creditors including an amendment fee of 1.50% of outstanding advances under the Term Facility at that time. These fees are amortized to interest expense on a straight-line basis which approximates the effective interest method.

Amounts outstanding under the Revolving Facility could be borrowed, repaid and reborrowed with the final payment due and payable on January 31, 2013. Amounts outstanding under the Term Facility were payable up to January 31, 2014 in equal quarterly amounts on the last day of each fiscal quarter at a rate of 1% per annum of the original principal amount of the Term Facility, adjusted for any prepayments. The remaining balance was due in equal quarterly installments in the final year of the Term Facility with final maturity on January 31, 2015. The amended Exit Facility contained mandatory prepayment requirements in certain other circumstances.

The Revolving Facility interest was at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) rate (each as described in the terms of the Revolving Facility) plus a margin based on the undrawn amounts available under the Revolving Facility as set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate
Greater than $450	1.00%	2.00%
Greater than $200 but less than or equal to $450	1.25%	2.25%
$200 or less	1.50%	2.50%

We paid a commitment fee of 0.375% per annum for unused committed amounts under the Revolving Facility. Up to $400 of the Revolving Facility could be applied to letters of credit. Issued letters of credit reduce availability. We paid a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

As amended, the Term Facility interest rate was a floating rate based on, at our option, the base rate or LIBOR rate (each as described in the Term Facility) plus a margin of 3.25% in the case of base rate loans or 4.25% in the case of LIBOR rate loans.

Under the amended Exit Facility, we were required to comply with customary covenants for facilities of this type and we were required to maintain compliance with the financial covenants. The amended Exit Facility and the European Receivables Loan Facility (see below) also include material adverse change provisions and customary events of default. The amended Exit Facility was guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation (DCC), Dana Companies, LLC and their respective subsidiaries (the guarantors). The Revolving Facility Security Agreement granted a first priority lien on Dana’s and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana’s and the guarantors’ remaining assets, including a pledge of 65% of the stock of our material foreign subsidiaries.

The net proceeds from the Exit Facility were used to repay Dana’s DIP Credit Agreement (which was terminated pursuant to its terms), make other payments required upon exit from bankruptcy protection and provide liquidity to fund working capital and other general corporate purposes.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 12. Financing Agreements  – (continued)

As of December 31, 2010, we had borrowings of $867 (net of amounts held by a Dana subsidiary) and unamortized OID of $39 under the Amended Term Facility and no borrowings under the Revolving Facility. We had utilized $141 for letters of credit. Based on our borrowing base collateral of $351, we had potential availability at that date under the Revolving Facility of $210 after deducting the outstanding letters of credit.

Proceeds from sale of Structural Products business — The provisions of our Amended Term Facility require that net cash proceeds from the sale of the Structural Products business be used to pay down our term loan debt within five days of being received. During 2010, a total of $95 was received in the U.S. and $90 was remitted to our lenders. Approximately $9 of the $90 was received by a Dana subsidiary that had acquired approximately 10% of parent company debt in 2009. In connection with the debt repayments, we wrote off the related OID of $4 as a loss on extinguishment of debt, resulting in a $77 decrease in net debt and we expensed $2 of related issuance costs as interest expense. The $95 of proceeds includes $5 received in December 2010 upon completion of the sale of the Structural Products operation in Venezuela. The $5 was applied to our term loan in January 2011. The remaining cash proceeds will not be restricted to the repayment of the term loan following the issuance of the Senior Notes in January 2011.

Common Stock offering — In September and October of 2009, we completed a common stock offering for 39 million shares generating net proceeds of $250. The provisions of our Amended Term Facility required that a minimum of 50% of the net proceeds of the equity offering be used to repay outstanding principal of our term loan. The Dana subsidiary holding 10% of parent company debt received $13 of the $126 term loan repayment made to the lenders and $113 was used to repay outstanding principal held by third parties. We recorded a net loss on extinguishment of debt of $8, including a premium of $1 on the prepayment of debt which is included in other income, net. We also charged $3 of deferred financing costs to interest expense in connection with this reduction in debt.

Repurchases and other repayments — We also repaid $150 of the term loan in November 2008. OID reduced the basis of the $150 of debt repaid by $10 resulting in a loss on the repayment of debt of $10 recorded in other income, net. Related deferred financing costs of $3 were charged to interest expense. During the second and third quarters of 2009, we used cash of $86 to reduce the principal amount of our Term Facility borrowings by $138, primarily through market purchases and repayments. The accounting for this activity included a reduction of $9 in the related OID and resulted in the recording of a $43 net gain on extinguishment of debt, which is included in other income, net. Debt issuance costs of $3 were written off as a charge to interest expense. During the third quarter of 2010, we prepaid $46 of the term loan debt ($51 less $5 paid to a Dana subsidiary holding about 10% of the term loan debt) and we made a scheduled repayment of $2. These repayments resulted in a reduction of OID of $3 recorded as a loss on extinguishment of debt and a reduction of deferred issue costs of $1 recorded as interest expense. In the fourth quarter we made a scheduled repayment of $2.

European receivables loan facility — Certain of our European subsidiaries are party to definitive agreements to establish an accounts receivable securitization program. The agreements include a Receivable Loan Agreement (the Loan Agreement) with GE Leveraged Loans Limited (GE) that provide for an accounts receivable securitization facility through July 2012 under which up to the euro equivalent of $227 in financing is available to those European subsidiaries subject to the availability of adequate levels of accounts receivable.

These obligations are secured by a lien on and security interest in all of each Seller’s rights to the transferred accounts receivable, as well as collection accounts and items related to the accounts receivable. The program is accounted for as a secured borrowing with a pledge of collateral. Accordingly, the accounts receivable sold and the loans from GE and the participating lenders are included in our consolidated financial statements. At December 31, 2010, there were no borrowings under this facility although $166 of accounts receivable available as collateral under the program would have supported $103 of borrowings.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 12. Financing Agreements  – (continued)

Advances bear interest based on the LIBOR applicable to the currency in which each advance is denominated, plus a margin as specified in the Loan Agreement. Any advances are to be repaid in full by July 2012. We also pay a fee to the lenders based on any unused amount of the accounts receivable facility. The Loan Agreement contains representations and warranties, affirmative and negative covenants and events of default that are customary for financings of this type.

Other borrowings — During the third quarter of 2010, a Dana subsidiary in Brazil borrowed the Brazilian real equivalent of $51 for a term of three years. Interest on this debt is fixed at 4.5%. Additional short-term borrowings of $29 and $15 at December 31, 2010 and 2009 carry average interest rates of 2.7% and 2.10%.

Subsequent event-refinancing — In January 2011, we completed the sale of $400 aggregate principal amount of 6.50% senior unsecured debt due 2019 (the 2019 Notes) and $350 aggregate principal amount of 6.75% senior unsecured debt due 2021 (the 2021 Notes and together with the 2019 Notes, the Senior Notes). Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011. The 2019 Notes will mature on February 15, 2019 and the 2021 Notes will mature on February 15, 2021. Net proceeds of the offering totaled approximately $733, net of the underwriters’ commission of $15 and fees of $2. The underwriters’ commission and debt issue costs will be recorded in other noncurrent assets and amortized to interest expense over the life of the Senior Notes. The proceeds, plus current cash and cash equivalents of $127 (net of amounts paid to a Dana subsidiary) were used to repay all amounts outstanding under our Term Facility and to pay the underwriters’ commission of $15. In connection with the refinancing we will record charges of approximately $51 in the first quarter of 2011 for the write-off of unamortized OID and debt issue costs.

At any time on or after February 15, 2015, we may redeem some or all of the Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on February 15 of the years set forth below:

	Redemption Price
Year	Notes due 2019	Notes due 2021
2015	103.250%
2016	101.625%	103.375%
2017	100.000%	102.250%
2018	100.000%	101.125%
2019 and thereafter	100.000%	100.000%

Prior to February 15, 2015 for the 2019 Notes and prior to February 15, 2016 for the 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date. Prior to February 15, 2015 and 2016 dates, we may also redeem some or all of the notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a “make-whole” premium. At any time prior to February 15, 2014 for the 2019 Notes and February 15, 2015 for the 2021 Notes, we may redeem up to 35% of the aggregate principal amount of the notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.500% (2019 Notes) and 106.75% (2021 Notes) of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 12. Financing Agreements  – (continued)

Amendment to Revolving Facility — In order to complete the refinancing of our term debt in January 2011, we entered into a second amendment (the Amendment) to our Revolving Facility. The Amendment permitted, among other things, repayment in full of all amounts outstanding under our Amended Term Facility using the net proceeds from the issuance of senior unsecured notes and, at our discretion, our current cash and cash equivalents. In connection with the issuance of the Senior Notes, we received commitments for a $500 amended and extended revolving credit facility (the New Revolving Facility). The New Revolving Facility extends the maturity of the New Revolving Facility to five years from the date of execution in February 2011 and reduces the aggregate principal amount of the facility from $650 to $500. In connection with the amendments to the Revolving Facility, we paid fees of $6 which will be recorded in the first quarter of 2011 as deferred costs.

The New Revolving Facility is guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation (DCC) and Dana Companies, LLC and their respective subsidiaries (the guarantors) and grants a first priority lien on Dana’s and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana’s and the guarantors’ remaining assets, including a pledge of 65% of the stock of our material foreign subsidiaries.

The New Revolving Facility bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the New Revolving Facility) plus a margin based on the undrawn amounts available under the New Revolving Facility as set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate
Greater than $350	1.50%	2.50%
Greater than $150 but less than or equal to $350	1.75%	2.75%
$150 or less	2.00%	3.00%

Commitment fees will be applied based on the average daily unused portion of the available amounts under the New Revolving Facility. If the average daily use is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the New Revolving Facility is equal to or greater than 50%, the applicable fee will be 0.5625% per annum. Up to $300 of the New Revolving Facility may be applied to letters of credit, which reduce availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the New Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

Debt covenants — At December 31, 2010, we were in compliance with the financial covenants of our debt agreements.

Under the New Revolving Facility and the Senior Notes, we are required to comply with customary covenants for facilities of this type. In connection with the issuance of the Senior Notes and amendment of the Revolving Facility, the maintenance-based covenants in our prior agreements were replaced with incurrence-based financial covenants. The restrictive covenants of our prior agreements were revised to, among other things, (i) increase the permitted amount of foreign subsidiary indebtedness from $500 to $750, (ii) permit general indebtedness up to $1,000, which can be secured by the assets currently securing the Term Facility on a first priority basis as long as the pro forma minimum fixed charge coverage ratio is at least 1.1:1, and (iii) permit additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.1:1. Under the Amendment, Dana may make dividend payments in respect of its common stock as well as certain investments and acquisitions so long as there is (i) at least $125 of pro forma excess borrowing availability, or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.1:1.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 12. Financing Agreements  – (continued)

Debt at December 31, 2010 — Details of consolidated long-term debt at December 31 are as follows:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Term Loan Facility, weighted average rate, 4.53%	$867	$873	$1,003	$963
Less: original issue discount	(39)		(57)
	828	873	946	963
Nonrecourse notes, fixed rates, 5.92%, due 2010 to 2011	2	2	4	4
Other indebtedness	89	83	38	35
Total	919	958	988	1,002
Less: current maturities	139	139	19	19
Total long-term debt	$780	$819	$969	$983

The current portion of long-term debt at December 31, 2010 includes $132 of the term loan that was not refinanced with proceeds from the issuance of the Senior Notes, but rather utilized available cash. This amount also includes the underwriter’s commission which was netted against the proceeds of the Senior Notes.

As of December 31, 2010, and with the term loan balance not yet repaid, the maturities of all long-term debt (excluding OID and nonrecourse notes) for the next five years and after would have been as follows: 2011 — $18, 2012 — $32, 2013 — $69, 2014 — $669, 2015 — $168 with nothing beyond 2015. Cash on hand of $132 used in January 2011 to repay the Term Loan drove the classification of that amount as current portion of long-term debt at the end of 2010 and is included as a 2011 payment. The maturities of the outstanding long-term debt as of December 31, 2010 after giving effect to the issuance of Senior Notes and the refinancing of the Term Loan in January 2011 would be: 2011 — $122, 2012 — $23, 2013 — $60, 2014 — $1, 2015 — less than $1 and beyond 2015 — $750.

Fees are paid to the banks for providing committed lines, but not for uncommitted lines. We paid fees of $7, $8 and $71 in 2010, 2009 and 2008 in connection with our committed facilities. Bank fees totaling $14, $19 and $18 in 2010, 2009 and 2008 and amortization of OID of $11, $14 and $16 in 2010, 2009 and 2008 are included in interest expense.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 13. Fair Value Measurements  – (continued)

Items measured at fair value on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
	Total	Quoted Prices in Markets Active (Level 1)	Significant Other Inputs Observable (Level 2)	Significant Inputs Unobservable (Level 3)
December 31, 2010
Notes receivable – noncurrent asset	$103	$—	$—	$103
Currency forward contracts – current asset	1		1
Currency forward contracts – current liability	5		5
December 31, 2009
Notes receivable – noncurrent asset	$94	$—	$—	$94
Currency forward contracts – current liability	4		4

Changes in level 3 recurring fair value measurements —

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Notes receivable
Beginning of period	$94	$20	$62	$67
Accretion of value (interest income)	11	10	9	1
Note sold in Structures sale	(2)
Unrealized gain (loss) (OCI)		64	(51)	(6)
End of period	$103	$94	$20	$62

We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. From time to time, we enter into forward contracts to manage the exposure on forecasted transactions denominated in foreign currencies and to manage the risk of transaction gains and losses associated with assets and liabilities denominated in currencies other than the functional currency of certain subsidiaries. The changes in the fair value of these forward contracts are recorded in cost of sales for product related hedges and in other income, net for hedges related to the repatriation of cash from other countries.

Under our Amended Term Facility in place at December 31, 2010, we were required to carry interest rate hedge agreements covering a notional amount of not less than 50% of the aggregate loans outstanding. The interest rate cap on a notional value of $695 used to satisfy this requirement was closed for less than $1 in January 2011.

Substantially all of the notes receivable balance consists of one note, due 2019, obtained in connection with a divestiture in 2004. Its carrying amount is adjusted each quarter to the lower of its contractual value or its fair value, which is based on the market value of publicly traded debt of the operating subsidiary of the obligor. The fair value of the note at December 31, 2010 and 2009 approximated the contractual value and we

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 13. Fair Value Measurements  – (continued)

believe that the note will be paid in full at the end of the term or sooner. Net changes in the values of the other notes receivable were less than $1.

Items measured at fair value on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have assets that are measured at fair value on a nonrecurring basis. These assets include long-lived assets which may be written down to fair value as a result of impairment. The intangible assets and the property, plant and equipment of the Structures segment were impaired by $150 to a Level 3 value at December 31, 2009. Following impairment, the intangible assets were valued at $16 and the property, plant and equipment at $65. Substantially all of these assets were sold during the first quarter of 2010.

Indefinite-lived trademarks and trade names are measured at October 31 each year but may also be adjusted to fair value on a nonrecurring basis if conditions arise that warrant a review and impairment is indicated. Following an assessment of our forecasted results during the second quarter of 2009, we performed impairment testing on certain of our trademarks and trade names as of June 30, 2009 and they were written down to their fair values (see Note 6).

Note 14. Risk Management and Derivatives

Foreign currency derivatives — The total notional amounts of outstanding foreign currency derivatives as of December 31, 2010 and 2009 were $108 and $86, comprised of currency forward contracts involving the exchange of U.S. dollars, euros, British pounds, Swiss francs, Swedish krona, Japanese yen, Hungarian forints and Indian rupees as well as a cross-currency swap involving the exchange of Australian dollars and South African rand. We began to designate certain currency forward contracts as cash flow hedges on October 1, 2010 and have applied the principles of hedge accounting to such contracts subsequent to that date.

As presented in the table below, as of December 31, 2010, forward contracts with notional amounts totaling a U.S. dollar equivalent of approximately $51 have been designated as cash flow hedges. These contracts are primarily associated with forecasted transactions involving the purchases and sales of inventory throughout 2011.

		Notional Amount (U.S. Dollar equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
British pound	U.S. dollar	$20	$1	$21	Dec-11
U.S. dollar	Swiss franc		15	15	Jan-11
Swedish krona	Euro	13	2	15	Dec-11
British pound	Euro	8	(1)	7	Dec-11
Euro	Hungarian forint	1	4	5	Dec-11
Euro	U.S. dollar	7	(2)	5	Dec-11
Euro	Canadian dollar	2		2	Dec-11
Euro	Japanese yen		1	1	Jun-11
Indian rupee	U.S. dollar		12	12	Dec-11
Indian rupee	British pound		7	7	Dec-11
Indian rupee	Euro		4	4	Dec-11
Total forward contracts		$51	$43	$94

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 14. Risk Management and Derivatives  – (continued)

The notional amount of our cross-currency swap is a U.S. dollar equivalent of $14 and has a duration through December 2011. This swap has not been designated for hedge accounting treatment.

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Changes in fair value of those contracts that are not designated as cash flow hedges are reported in income in the period in which the changes occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net. Amounts recorded in OCI are ultimately reclassified to earnings in the same period or periods in which the underlying transaction affects earnings.

Fair values — The fair values of derivative instruments included within the consolidated balance sheet as of December 31, 2010 are $1 of receivables under forward contracts reported as part of other current assets and $5 of payables under forward contracts reported in other accrued liabilities, compared to less than $1 of receivables under forward contracts and $4 of payables under forward contracts as of December 31, 2009. As of December 31, 2010, a deferred loss of less than $1 associated with cash flow hedges has been included in OCI. At December 31, 2010, we had a receivable of $1 and a liability of $2 for currency forward contracts and a liability of $3 for a cross-currency swap.

Amounts to be reclassified to earnings — Deferred losses at December 31, 2010 reported in OCI were less than $1 and amounts expected to be reclassified to earnings during the next twelve months were less than $1. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2010 market rates.

No amounts related to hedging were reclassified from OCI to earnings for the year ended December 31, 2010.

Note 15. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 30,000 active pending asbestos personal injury liability claims at December 31, 2010 versus 31,000 at December 31, 2009. In addition, approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $101 for indemnity and defense costs for settled, pending and future claims at December 31, 2010, compared to $113 at December 31, 2009. We use a fifteen-year time horizon for our estimate of this liability.

At December 31, 2010, we had recorded $52 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $58 recorded at December 31, 2009. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs. During 2010, we recorded $1 of pre-tax expense ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily associated with asbestos-related insurance receivables at December 31, 2009. These adjustments were not considered material to the current period or to the prior periods to which they relate.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 15. Commitments and Contingencies  – (continued)

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2010 and 2009, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities at December 31, 2010 were $13, compared to $17 at December 31, 2009. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. At December 31, 2010 and 2009, other accounts receivable included $1 recoverable from an insurer in connection with an agreement reached in the second quarter of 2009.

Class action lawsuit — A securities class action entitled Howard Frank v. Michael J. Burns and Robert C. Richter was originally filed in October 2005 in the U.S. District Court for the Northern District of Ohio. In a consolidated complaint filed in August 2006 naming our former Chief Executive Officer, Michael J. Burns and former Chief Financial Officer, Robert C. Richter, as defendants, lead plaintiffs alleged violations of the U.S. securities laws and claimed that the price at which our stock traded between April 2004 and October 2005 was artificially inflated as a result of the defendants’ alleged wrongdoing. By order dated August 21, 2007, the District Court granted the defendants’ motion to dismiss the consolidated complaint and entered a judgment closing the case. On November 19, 2008, the Sixth Circuit vacated the District Court’s judgment on the ground that the decision on which it was based misstated the applicable pleading standard and remanded the case to the District Court. On August 29, 2009, the District Court entered an amended order granting defendants’ renewed motion to dismiss the consolidated complaint and entered a judgment closing the case. On September 23, 2009, the lead plaintiffs filed a notice of appeal of the amended order and the judgment entry. Oral arguments before the Sixth Circuit were heard on the case on January 21, 2011. We do not expect to incur any liability from these proceedings.

Other legal matters — We are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, we believe that the liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition or results of operations.

Lease commitments — Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below. Operating lease commitments are primarily related to facilities.

	2011	2012	2013	2014	2015	Thereafter	Total
Lease commitments	$46	$37	$34	$44	$24	$96	$281

	2008	2009	2010
Rental expense	$89	$71	$64

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 16. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available. Changes in our warranty liabilities are as follows:

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Balance, beginning of period	$83	$100	$93	$92
Amounts accrued for current period sales	41	34	62	4
Adjustments of prior accrual estimates	11	3	10
Settlements of warranty claims	(50)	(56)	(61)	(3)
Foreign currency translation and other		2	(4)
Balance, end of period	$85	$83	$100	$93

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for a unit of Sogefi SpA that are used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana. In January 2011, we announced that we had settled an issue with Toyota related to warranty. See Note 18.

Note 17. Income Taxes

Continuing operations — Income tax expense (benefit) attributable to continuing operations can be summarized as follows:

	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Expense (benefit)	2010	2009
Current
U.S. federal and state	$(16)	$(15)	$19	$14
Non-U.S.	57	8	66	(6)
Total current	41	(7)	85	8
Deferred
U.S. federal and state	(5)	1	(8)	27
Non-U.S.	(5)	(21)	30	164
Total deferred	(10)	(20)	22	191
Total expense (benefit)	$31	$(27)	$107	$199

Net interest expense (income) of less than $1, $4 and $(10) was recognized as part of the provision for income taxes in the years ended December 31, 2010 and 2009 and the eleven months ended December 31, 2008.

In 2010, we revised our 2009 balance sheet for items previously netted in our current liability for taxes on income by increasing the liability by $31 for income tax receivables, $28 for prepaid taxes and by $2 for current deferred tax benefits with offsets in other receivables, prepaid expenses and other current assets. We also revised the netting of our noncurrent deferred tax assets and liabilities, increasing both amounts by $29.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 17. Income Taxes  – (continued)

Income tax expense was calculated based upon the following components of income (loss) from continuing operations before income tax:

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
U.S. operations	$(90)	$(322)	$(618)	$429
Non-U.S. operations	125	(132)	69	485
Total income (loss) from continuing operations before income taxes	$35	$(454)	$(549)	$914

The tax expense or benefit recorded in continuing operations is generally determined without regard to other categories of earnings, such as OCI. An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, where a valuation allowance has been established against deferred tax assets in that country. The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.

This exception resulted in a third-quarter 2010 charge of $14 to OCI. An offsetting benefit of $7 was recorded in continuing operations for the nine months ended September 30, 2010 due to interperiod tax allocation rules, leaving a liability of $7 in current liabilities at September 30, 2010. Based on OCI for the full year, we reduced the tax benefit recorded in continuing operations by $2 and the liability of $7 was reversed reducing the charge to OCI for the year ended December 31, 2010 to $5 with the offsetting tax benefit of $5 recorded in continuing operations.

This exception also resulted in a charge of $23 to OCI during the first three quarters of 2009. An offsetting income tax benefit of $18, limited due to interperiod tax allocation rules, was attributed to operations for the same period. This left a liability of $5 in current liabilities at the end of the third quarter. The actuarial loss resulting from the 2009 year-end valuation of our defined benefit pension plans caused the OCI recorded for our U.S. operations to be a loss for the full year. Accordingly, the tax expense of $25 in OCI and the tax benefit of $18 in operations were both reversed in the fourth quarter.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 17. Income Taxes  – (continued)

Effective tax rate — The effective income tax rate for continuing operations differs from the U.S. federal statutory income tax rate for the following reasons:

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
U.S. federal income tax rate	35%	(35)%	(35)%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit	(12)		1	2
Non-U.S. income	(40)	(2)	14	(4)
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	16	(4)	(1)	1
Goodwill impairment			10
Settlement and return adjustments	(12)	(2)
Impact of divestitures	9
Effect of gain on settlement of liabilities subject to compromise				66
Miscellaneous items	13	1	4	1
Impact of continuing operations before valuation allowance adjustments on effective tax rate	9	(42)	(7)	101
Valuation allowance adjustments	80	36	26	(79)
Effective income tax rate for continuing operations	89%	(6)%	19%	22%

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

Through further evaluation and audit adjustment, we estimate that the use of $703 of our U.S. NOLs is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. We estimate that the Internal Revenue Code (IRC) will limit our use of these pre-change NOLs to $84 annually. The deferred tax assets related to our pre- and post-change U.S. NOLs have a full valuation allowance. Generally, the additional NOLs accumulated since the change in ownership at emergence are not subject to limitation as of the end of 2010. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 17. Income Taxes  – (continued)

In the month following our reorganization in 2008, we paid approximately $733 to fund two VEBAs for certain union employee benefit obligations which the IRS confirmed as a deductible cost in the 2008 post-emergence period. This amount did not increase the $703 of pre-emergence NOLs that are subject to the limitations imposed by the IRC. Offsetting this deduction in 2008 was additional CODI generated by the amendment of our Exit Facility in November 2008. Under IRS regulations, this amendment is treated as a reissuance of debt at fair value for tax purposes. The difference between the fair market value of the debt at that time and the face value becomes an original issue discount for tax purposes generating CODI of approximately $550. The full amount of this discount will be deductible over the remaining term of the loan. In January 2011, we repaid the outstanding Amended Term Facility through the issuance of the Senior Notes, which will accelerate the tax deduction for the unamortized original issue discount associated with the November 2008 amendment to the Exit Facility. The net deferred tax assets related to these issues have a full valuation allowance.

Valuation allowance adjustments — We have generally not recognized tax benefits on losses generated in several countries, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax losses in these jurisdictions as valuation allowances are established offsetting the associated tax benefit. During 2010, we reorganized our business operations in Brazil, resulting in the reversal of $16 of valuation allowances that had been recorded against certain deferred tax assets. During 2009, we determined that certain deferred tax assets in Spain required a valuation allowance and we recorded a charge to tax expense of $8. We will maintain full valuation allowances against our net deferred tax assets in the U.S. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowance.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities at December 31:

	2010	2009
Net operating loss carryforwards	$845	$869
Expense accruals	206	247
Pension accruals	174	180
Research and development costs	96	124
Foreign tax credits recoverable	107	111
Other tax credits recoverable	41	72
Postretirement benefits other than pensions	33	36
Capital loss carryforward	31	31
Postemployment benefits	12	13
Inventory reserves	8	2
Other employee benefits	3	2
Other	10	33
Total	1,566	1,720
Valuation allowance	(1,345)	(1,409)
Deferred tax assets	221	311
Unremitted earnings	(106)	(202)
Intangibles	(120)	(149)
Depreciation – non-leasing	(63)	(45)
Goodwill	(3)	(4)
Other	(13)	(8)
Deferred tax liabilities	(305)	(408)
Net deferred tax liabilities	$(84)	$(97)

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 17. Income Taxes  – (continued)

Carryforwards — Our deferred tax assets include benefits expected from the utilization of NOLs, capital loss and credit carryforwards in the future. The following table identifies the various deferred tax asset components and the related allowances that existed at December 31, 2010. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$593	$(593)	20	2023
U.S. state	131	(131)	Various	2011
Brazil	40	(22)	Unlimited
France	17		Unlimited
Australia	27	(27)	Unlimited
Venezuela	9	(9)	3	2011
U.K.	14	(14)	Unlimited
Argentina	7	(7)	5	2011
Mexico	3	(3)	10	2017
Spain	4	(3)	15	2024
Total	845	(809)
Capital losses	31	(31)
Other credits	148	(148)	10 – 20	2011
Total	$1,024	$(988)

In addition to the carryforwards listed in the table above, we have $9 of NOLs related to excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the planned future repatriations of the earnings from certain non-U.S. operations that we have determined are not permanently reinvested. During 2010, we continued to modify our forecast of the amount and source of future repatriations and we recognized a net benefit of $3 and $22 for 2010 and 2009 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also incurred withholding tax of $8 and $6 during 2010 and 2009 related to the actual transfer of funds to the U.S. and between foreign subsidiaries. We estimate that the unrecognized tax liability associated with operations in which we are permanently reinvested is $3.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $202 at the end of 2010. Of this amount, intercompany loans and related interest accruals with an equivalent value of $58 are denominated in a foreign currency and are not considered to be permanently invested as they are expected to be repaid in the near term.

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2006. The U.S. federal income tax audits for 1999 through 2005 are settled. During 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 17. Income Taxes  – (continued)

Internal Revenue Service (IRS) audit cycles. We also paid $75 to satisfy a bankruptcy claim related to these audit cycles. We are under audit in the U.S. for 2006 through 2008, but we do not expect to incur any additional tax liability for that period.

We are currently under audit by foreign authorities for certain taxation years. When these issues are settled the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements are recognized as components of income tax expense or benefit. Interest of $5 and $7 was accrued on the uncertain tax positions as of December 31, 2010 and 2009.

A reconciliation of the beginning to ending amount of gross unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at January 1	$41	$44	$57
Decreases related to prior year tax positions			(11)
Balance at January 31	41	44	46
Decrease related to expiration of statute of limitations	(8)	(3)	8
Increase (decrease) related to prior years tax positions	15	(7)	(27)
Increases related to current year tax positions	5	7	17
Balance at December 31	$53	$41	$44

A portion of the gross unrecognized tax benefits, if recognized, would not impact the effective tax rate as the recognition of these benefits would be offset by the reversal of valuation allowances. If open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18. Other Income, Net

Other income, net included —

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Interest income	$30	$24	$48	$4
Export and other credits	7	19	11	1
Contract cancellation income		17
Warranty claim settlement	(25)
Foreign exchange gain (loss)	(18)	9	(12)	3
Gain (loss) on extinguishment of debt	(7)	35	(10)
Loss on sale of Structural Products business	(3)
Strategic transaction expenses	(1)	(16)	(10)
Other	18	10	26
Other income, net	$1	$98	$53	$8

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 18. Other Income, Net  – (continued)

As discussed in Note 12 above, the net gain (loss) on extinguishment of debt resulted from the repurchase and repayment of Term Facility debt. The losses represent the portion of the OID written off in connection with repayments. Additional charges representing the write-off of debt issue costs were recorded in interest expense.

In January 2011, we announced that we had reached a settlement with Toyota Motor Engineering & Manufacturing North America, Inc., a subsidiary of Toyota Motor Company (Toyota) for warranty claims related to frames produced by our former Structural Products business. We divested substantially all of our Structural Products business, including the plants that manufactured these Tacoma frames, in 2010 (See Note 2). Under the terms of the agreement, we will make a one-time payment of $25 to Toyota related to corrosion on frames produced for certain Tacoma pickup trucks that were subject to a customer support program initiated by Toyota in 2008. The cost is recorded in other income, net and is accrued in other current liabilities.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included in foreign exchange gain (loss) above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. Foreign exchange gain (loss) for 2010 also includes a charge of $3 for the devaluation of the Venezuelan bolivar.

The contract cancellation income of $17 in 2009 represents recoveries in connection with early cancellation of certain customer programs during the first quarter of 2009.

Strategic transaction expenses relate primarily to costs incurred in connection with evaluating alternative opportunities for certain of our businesses. Included in this amount in 2009 is $11 which was recorded in connection with the pending sale of substantially all of the assets of our Structural Products business (Note 2).

Other recoveries — During 2009, we agreed on remuneration for early termination of a customer program in mid-2010. Since this program was not immediately cancelled and continued in full production through mid-2010, the remuneration received for early cancellation was reported in sales over the remainder of the program. Program cancellation income of $10 and $2 was recognized as revenue in 2009 and 2010.

Note 19. Investments in Equity Affiliates

Equity Affiliates — At December 31, 2010, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts, wheel-end braking systems and all-wheel drive systems — supplied to OEMs.

Dividends received from equity affiliates were $2, 2 and $12 in 2010, 2009 and 2008.

The principal components of our investments in equity affiliates at December 31, 2010 (with an investment balance exceeding $5) were:

Affiliates	Investment	Dana Ownership
GETRAG entities	$70	25% to 49	%(1)
Bendix Spicer Foundation Brakes LLC (BSFB)	27	20	%(2)
ROC Spicer entities	6	14% to 25	%(3)
All others as a group	8	20% to 50%
Total(4)	$111

(1)	Dana owns 49% of GETRAG Corporation in the U.S. and 25% of GETRAG All Wheel Drive AB in Sweden.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 19. Investments in Equity Affiliates  – (continued)

(2)	Dana owns 20% of BSFB, but under the terms of the joint venture agreement earns 40% of the earnings of BSFB, declining periodically to 20% in 2018.
(3)	ROC Spicer LTD (ROC) is 50.5% owned and consolidated by Dana. ROC records equity earnings for ROC-Keeper Industrial Ltd. (50% owned by ROC) and Taiway Ltd (27.5% owned by ROC).
(4)	An additional $10 of investments in affiliates is carried at cost.

Summarized combined financial information for our equity affiliates is as follows:

	Year Ended December 31,
	2010	2009	2008(2)
Sales	$977	$785	$1,079
Gross profit	$150	$103	$125
Net income	$26	$(4)	$3
Equity in earnings of affiliates before impairments	$10	$(3)	$3
Chassis Systems Limited(1)		(1)	3
Impairments		(5)	(15)
Equity earnings	$10	$(9)	$(9)

(1)	Chassis Systems Limited was divested in the sale of substantially all of the Structural Products business in March 2010 and is not included in the summary results above.
(2)	We have combined the results for the eleven months ended December 31, 2008 with the results for the month ended January 31, 2008 as not all of the results were available for the January 2008 period.

	December 31,
	2010	2009
Current assets	$403	$346
Noncurrent assets	281	286
Total assets(1)	$684	$632
Current liabilities	$269	$275
Noncurrent liabilities	126	120
Total liabilities	$395	$395

(1)	The assets and liabilities in the table above are as reported by our equity affiliates and do not include our adjustment of the valuation of these investments as part of fresh start accounting.
(2)	Chassis Systems Limited was divested in the sale of substantially all of the Structural Products business in March 2010 and is not included in the summary results above.

Impairments — In August 2007, we executed an agreement relating to two joint ventures with GETRAG. This agreement included the grant of a call option for GETRAG to acquire our interests in these joint ventures for $75. In September 2008, the call option was reduced to $60 through September 2009. As a result of the reduced call price, we recorded an asset impairment charge of $15 in the third quarter of 2008 in equity in earnings of affiliates. During the period covered by the options, the call prices effectively capped the carrying value of our investment. As a result, the recognition of positive equity earnings and the corresponding increase in our investment in GETRAG were offset by the recognition of charges to reflect other-than-temporary impairment of the investment to the reduced call price value. Following the expiration of the option in September 2009, we began recognizing our interest in the earnings of GETRAG as equity earnings without an offsetting impairment charge.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 19. Investments in Equity Affiliates  – (continued)

Based on revised forecasts, we reassessed the valuation of our equity investment in Bendix-Spicer Foundation Brakes LLC at the end of 2009. Our analysis indicated an impairment of $4 which was charged to equity in earnings of affiliates in the fourth quarter of 2009.

Note 20. Segments, Geographical Area and Major Customer Information

The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through a total of five operating segments with three operating segments — LVD, Power Technologies and Structures —  focused on specific products for the light vehicle market and two operating segments — Commercial Vehicle and Off-Highway — focused on specific medium-duty and heavy-duty vehicle markets. In the first quarter of 2010, the reporting of our operating segment results was reorganized in line with our management structure and internal reporting. The Sealing and Thermal segments were combined to form the Power Technologies segment and a Brazilian driveshaft operation was moved from the LVD segment to the Commercial Vehicle segment. The results of these segments have been retroactively adjusted to conform to the current reporting.

In the first quarter of 2009, we began allocating the majority of the Brazilian driveshaft operation’s results to our Commercial Vehicle segment. In the first quarter of 2010, we again modified our segment reporting to report all of this operation in the Commercial Vehicle segment. The initial change was not appropriately reflected in the 2008 segment reporting in the 2009 financial statements. We have revised the 2008 segment reporting to correct this error resulting in an increase in Commercial Vehicle net sales of $138 and $10 and segment EBITDA of $23 and less than $1 for the eleven months ended December 31, 2008 and the one month ended January 31, 2008 with equal offsets to the LVD segment. The second change has been made in the tables below and conforms 2008 and 2009 reporting to the 2010 organization. These adjustments were not considered material to the 2008 periods to which they relate.

In March 2010, we completed the sale of substantially all of our Structures segment with the sale of the Venezuelan operation being completed in December 2010. These operations were included in the Structures segment through the close date of the sale along with the Longview, Texas facility, which we retained.

We report the results of our operating segments and related disclosures about each of our segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments. The primary measure of operating results is segment EBITDA which, through the end of 2010, was closely aligned with the definition of EBITDA in our debt agreements. Our segments are charged for corporate and other shared administrative costs. Costs allocated to the operating segments are $117, $111, $110 and $10 for 2010, 2009, the eleven months ended December 31, 2008 and the one month ended January 31, 2008.

Segment information — We used the following information to evaluate our operating segments:

	Dana
	Year Ended December 31, 2010					December 31, 2010
	External Sales	Inter-Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
LVD	$2,516	$199	$235	$63	$109	$860
Power Technologies	927	26	125	17	50	434
Commercial Vehicle	1,344	99	131	12	44	626
Off-Highway	1,131	43	98	10	24	481
Structures	188	3	6	2	6	29
Eliminations and other	3	(370)		16	5	90
Total	$6,109	$—	$595	$120	$238	$2,520

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 20. Segments, Geographical Area and Major Customer Information  – (continued)

	Dana
	Year Ended December 31, 2009					December 31, 2009
	External Sales	Inter-Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
LVD	$1,973	$126	$128	$30	$132	$950
Power Technologies	714	17	29	29	51	468
Commercial Vehicle	1,099	67	84	22	46	669
Off-Highway	850	26	38	4	29	563
Structures	592	9	35	9	44	148
Eliminations and other		(245)		5	9	73
Total	$5,228	$—	$314	$99	$311	$2,871

	Dana
	Eleven Months Ended December 31, 2008					December 31, 2008
	External Sales	Inter-Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
LVD	$2,450	$181	$53	$65	$118	$1,095
Power Technologies	872	22	47	39	47	487
Commercial Vehicle	1,596	83	76	62	36	783
Off-Highway	1,637	43	102	25	25	591
Structures	786	10	37	43	36	347
Eliminations and other	3	(339)			7	30
Total	$7,344	$—	$315	$234	$269	$3,333

	Prior Dana
	One Month Ended January 31, 2008					January 31, 2008
	External Sales	Inter-Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
LVD	$270	$17	$9	$8	$9	$1,226
Power Technologies	92	2	9	3	3	411
Commercial Vehicle	141	10	7	3	4	629
Off-Highway	157	4	14		2	436
Structures	90	1	4	2	5	374
Eliminations and other	1	(34)				421
Total	$751	$—	$43	$16	$23	$3,497

Assets and liabilities of the Structures segment declined with the sale of substantially all of the Structural Products business in 2010. See Note 2 for details of assets and liabilities held for sale at the end of 2009 related to this segment.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 20. Segments, Geographical Area and Major Customer Information  – (continued)

The following table reconciles segment EBITDA to the consolidated income (loss) before income taxes:

	Dana			Prior Dana
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009
Segment EBITDA	$595	$314	$315	$43
Shared services and administrative	(22)	(22)	(23)	(3)
Other income (expense) not in segments	(10)	33	22	(2)
Foreign exchange not in segments	(10)	1	(3)
Depreciation	(238)	(311)	(269)	(23)
Amortization of intangibles	(76)	(86)	(81)
Amortization of fresh start inventory step-up			(49)
Restructuring	(73)	(118)	(114)	(12)
Impairment of goodwill			(169)
Impairment of long-lived assets		(156)	(14)
Reorganization items, net		2	(25)	(98)
Gain (loss) on extinguishment of debt	(7)	35	(10)
Warranty settlement	(25)
Strategic transaction and other expenses	(5)	(16)	(10)
Loss on sale of assets, net	(3)	(8)	(10)
Stock compensation expense	(14)	(13)	(6)
DCC EBIT			(2)
Foreign exchange on intercompany loans, Venezuelan currency devaluation and market value adjustments on forwards	(18)	6	(7)	4
Interest expense	(89)	(139)	(142)	(8)
Interest income	30	24	48	4
Fresh start accounting adjustments				1,009
Income (loss) before income taxes	$35	$(454)	$(549)	$914

Net assets at the segment level are intended to correlate with invested capital. The amount includes accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities.

Net assets differ from consolidated total assets as follows:

	2010	2009
Net assets	$2,520	$2,871
Accounts payable and other current liabilities	1,167	1,042
Other current and long-term assets	1,412	1,241
Consolidated total assets	$5,099	$5,154

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 20. Segments, Geographical Area and Major Customer Information  – (continued)

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

Geographic information — Of our consolidated net sales, no country other than the U.S. accounts for more than 10% and only Brazil, Germany and Italy are between 5% and 10%. Sales are attributed to the location of the product entity recording the sale. In the third quarter of 2010, based on realignment of organizational responsibilities, we moved our operations in South Africa from the Asia Pacific region to the Europe region. The geographical results have been retroactively adjusted to conform to the current reporting structure. Long-lived assets represents property, plant and equipment. They exclude other noncurrent assets.

	Net Sales				Long-Lived Assets
	Dana			Prior Dana	December 31,
	Year Ended December 31,		Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
	2010	2009			2010	2009	2008
North America
United States	$2,675	$2,402	$3,016	$333	$363	$420	$686
Other	285	257	507	63	162	178	189
Total	2,960	2,659	3,523	396	525	598	875
Europe
Italy	517	378	838	85	70	80	91
Germany	360	333	442	45	135	155	152
Other Europe	702	537	953	100	168	188	213
Total	1,579	1,248	2,233	230	373	423	456
South America
Brazil	535	426	578	47	130	157	123
Other South America	304	372	388	20	75	129	132
Total	839	798	966	67	205	286	255
Asia Pacific
Total	731	523	622	58	248	242	254
Total	$6,109	$5,228	$7,344	$751	$1,351	$1,549	$1,840

Sales to major customers — Ford is the only individual customer whose sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,180 (19%) in 2010, $1,058 (20%) in 2009 and $1,399 (17%) in 2008.

Export sales from the U.S. were $281, $228 and $345 in 2010, 2009 and 2008.

Note 21. Reorganization Items

Dana filed a petition on March 3, 2006 with the U.S. Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. Our Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified, the Plan) was confirmed on December 26, 2007. Confirmation of the Plan resulted in the discharge of certain claims against the Company that arose before March 3, 2006 and substantially altered rights and interests of equity security holders as

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 21. Reorganization Items  – (continued)

provided for in the Plan. The Plan was substantially consummated on January 31, 2008 and we emerged from bankruptcy. In connection with our emergence from bankruptcy, we adopted fresh start accounting on January 31, 2008.

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

The reorganization items in the consolidated statement of operations consisted of the following items:

	Dana		Prior Dana
	Year Ended December 31, 2009	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Professional fees	$1	$19	$27
Employee emergence bonus			47
Foreign tax costs due to reorganization			33
Interest income			(1)
Other	(3)	6	19
Total reorganization items	(2)	25	125
Gain on settlement of liabilities subject to compromise			(27)
Reorganization items, net	$(2)	$25	$98

During the second quarter of 2009, we reduced our vacation benefit liabilities by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified. We recorded $3 as a reorganization item benefit consistent with the original expense recognition. This adjustment is not material to 2009 or to the prior periods to which it relates.

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

Note 22. Discontinued Operations

In 2005, the Board of Directors of Prior Dana approved the divestiture of our engine hard parts, fluid products and pump products operations and we reported these businesses as discontinued operations through their respective dates of divestiture. Substantially all of these operations were sold prior to 2008.

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 22. Discontinued Operations  – (continued)

The results of the discontinued operations were as follows:

	Dana	Prior Dana
	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Sales	$—	$6
Cost of sales		6
Restructuring and other expense, net	4	8
Loss before income taxes	(4)	(8)
Income tax benefit		2
Loss from discontinued operations	$(4)	$(6)

The sales and net loss of our discontinued operations consisted of the following:

	Dana	Prior Dana
	Eleven Months Ended December 31, 2008	One Month Ended January 31, 2008
Sales
Pump	$—	$6
Total Discontinued Operations	$—	$6
Net loss
Engine	$(1)	$(4)
Fluid	(2)	(1)
Pump	(1)	(1)
Total Discontinued Operations	$(4)	$(6)

There were no assets or liabilities of discontinued operations as of December 31, 2008. In the consolidated statement of cash flows, the cash flows of discontinued operations have been reported in the respective categories of cash flows, along with those of our continuing operations.

Note 23. Emergence from Chapter 11

Background — The Debtors operated their businesses as debtors in possession under Chapter 11 of the Bankruptcy Code from the Filing Date until emergence from Chapter 11 on January 31, 2008. The Debtors’ Chapter 11 cases were consolidated in the Bankruptcy Court under the caption In re Dana Corporation, et al., Case No. 06-10354 (BRL). Neither DCC and its subsidiaries nor any of our non-U.S. affiliates were Debtors.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

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

Settlement obligations relating to non-pension retiree benefits and long-term disability (LTD) benefits for union claimants and non-pension retiree benefits for non-union claimants were satisfied with cash payments of $788 to VEBAs established for the benefit of the respective claimant groups. Additionally, we paid DCC $49, the remaining amount due to DCC noteholders, thereby settling DCC’s general unsecured claim of $325 against the Debtors. DCC, in turn, used these funds to repay the noteholders in full. Since emergence, payments of $100 have been made for administrative claims, priority tax claims, settlement pool claims and other classes of allowed claims. Additional cash payments of $75, related primarily to federal, state and local tax claims, were paid in 2010.

Bankruptcy claims resolution — On the Effective Date, the Plan was consummated and we emerged from Chapter 11. As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan. These shares are being distributed as the disputed and unliquidated claims are resolved. Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $545), increasing the total shares issued to 94 million (valued in reorganization at $2,173) for unsecured claims of approximately $2,255. The corresponding decrease in the disputed claims reserve leaves approximately 4 million shares (valued in reorganization at $96). The remaining disputed and unliquidated claims total approximately $75. To the extent that these remaining claims are settled for less than the 4 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

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

The estimates and assumptions made in our valuation were inherently subject to significant uncertainties, many of which are beyond our control and there was no assurance that these results could be achieved. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the measurement value included the revenue assumptions, anticipated levels of commodity costs, achievement of the cost reductions outlined in our 2007 Form 10-K, the discount rate utilized, expected foreign exchange rates, the demand for pickup trucks and SUVs and the overall strength of the U.S. light vehicle markets. The primary assumptions for conditions expected to be different from conditions in late 2007 were stronger light vehicle and off-highway markets outside North America and a peak in demand for Class 8 trucks in North America in 2009 related to stricter U.S. emission standards that become effective in 2010.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

•	Perpetuity growth method — The sum of the present values of the unlevered free cash flows was added to the present value of the terminal value of Dana, which was computed using the perpetuity growth method based in part on industry growth prospects and our business plans, to arrive at an implied enterprise value for Dana’s operating assets (excluding cash).

We also utilized a comparable companies methodology which identified a group of publicly traded companies whose businesses and operating characteristics were similar to those of Dana as a whole, or similar to significant portions of Dana’s operations and evaluated various operating metrics, growth characteristics and valuation multiples for equity and net debt for each of the companies in the group. We then developed a range of valuation multiples to apply to our projections to derive a range of implied enterprise values for Dana. The multiples ranged from 3.8 to 9.0 depending on the comparable company.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

The adjustments presented below were made to our January 31, 2008 balance sheet. The balance sheet reorganization and fresh start adjustments presented below summarize the impact of the adoption of the Plan and the fresh start accounting entries as of the Effective Date.

DANA HOLDING CORPORATION
REORGANIZED CONSOLIDATED BALANCE SHEET

	January 31, 2008
	Prior Dana	Reorganization Adjustments(1)		Fresh Start Adjustments		Dana
Assets
Current assets
Cash and cash equivalents	$1,199	$948	(2)	$—		$2,147
Accounts receivable
Trade, less allowance for doubtful accounts	1,255			1	(6)	1,256
Other	316			(1	)(6)	315
Inventories	843			169	(6)	1,012
Other current assets	127			(32	)(6)	95
Total current assets	3,740	948		137		4,825
Goodwill	352			(50	)(6)	302	(5)
Intangibles	1			679	(6)	680
Investments and other assets	294	40	(2)	(35	)(6)	299
		(18	)(3)	(35	)(7)	(53)
As adjusted	294	22		(70)		246
Investments in affiliates	172			9	(6)	181
Property, plant and equipment, net	1,763			278	(6)	2,041
Total assets	$6,322	$970		$983		$8,275

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

	January 31, 2008
	Prior Dana	Reorganization Adjustments(1)		Fresh Start Adjustments		Dana
Liabilities and Equity
Current liabilities
Notes payable, including current portion of long-term debt	$177	$(49	)(2)			$128
		15	(2)			15
As adjusted	177	(34)				143
Debtor-in-possession financing	900	(900	)(2)
Accounts payable	1,094					1,094
Accrued payroll and employee benefits	267			1	(6)	268
Taxes on income including current deferred	132					132
Other accrued liabilities (including VEBA paid on February 1)	436	815	(3)	21	(6)	1,272
		86	(3)			86
		(15	)(2)			(15)
As adjusted	436	886		21		1,343 (2)
Total current liabilities	3,006	(48)		22		2,980
Liabilities subject to compromise	3,382	(3,327	)(3)			55
		(55	)(2)			(55)
As adjusted	3,382	(3,382)
Deferred employee benefits and other non-current liabilities	650			(29	)(6)	621
				105	(7)	105
				178	(6)	178
As adjusted	650			254		904
Long-term debt	19					19
Term loan facility		1,221	(2)			1,221
Total liabilities	7,057	(2,209)		276		5,124
Parent company stockholders’ equity
Series A preferred stock		242	(2)			242
Series B preferred stock		529	(2)			529
Common stock – successor		1	(3)(5)			1
Additional paid-in capital – successor		2,267	(3)(5)			2,267
Common stock – predecessor	150	(150	)(4)
Additional paid-in capital – predecessor	202	(202	)(4)
Accumulated deficit	(515)	27	(3)	831	(6)	343
		(104	)(3)	(591	)(8)	(695)
		352	(4)			352
As adjusted	(515)	275		240
Accumulated other comprehensive loss	(668)	278	(3)	591	(8)	201
		(61	)(3)	(140	)(7)	(201)
As adjusted	(668)	217		451
Total parent company stockholders’ equity (deficit)	(831)	3,179		691		3,039
Noncontrolling interests	96			16	(6)	112
Total equity (deficit)	(735)	3,179		707		3,151
Total liabilities and equity	$6,322	$970		$983		$8,275

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

Explanatory Notes

(1)	Represents amounts recorded on the Effective Date for the implementation of the Plan, including the settlement of liabilities subject to compromise and related payments, the issuance of new debt and repayment of old debt, distributions of cash and new shares of common and preferred stock and the cancellation of Prior Dana common stock.
(2)	Cash proceeds at emergence (net of cash payments):

Amount borrowed under the Exit Facility	$1,350
OID	(114)
Exit Facility, net of OID ($15 current, $1,221 to long-term debt)	1,236
Less: deferred issuance fees	(40)
Exit Facility net proceeds	1,196
Preferred stock issuance, net of fees and expenses – Series A	242
Preferred stock issuance, net of fees and expenses – Series B	529
Repayment of DIP lending facility	(900)
Non-union retiree VEBA obligation payment	(55)
Fees paid at emergence (including $10 previously accrued)	(15)
Payment to DCC bondholders	(49)
Net cash	$948

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

Other accrued liabilities include a $733 liability to the union VEBAs. On February 1, 2008, Dana paid this obligation and borrowed the remaining $80 of the Term loan commitment in (2) above. Payments after January 31, under the terms of the Plan, were expected to include approximately $212 of administrative claims, priority tax claims and other classes of allowed claims and were also included in other accrued liabilities of Dana at January 31, 2008.

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

Dana Holding Corporation

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 23. Emergence from Chapter 11  – (continued)

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

The $29 reduction in deferred employee benefits and other noncurrent liabilities resulted from adjustments to the asbestos liability, discounting of workers’ compensation liabilities and reductions in certain tax liabilities.

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

(7)	Charge to accumulated other comprehensive loss for the remeasurement of retained employee benefit plans. See Note 10.

Reduction of pension plan net assets	$(35)
Increase in deferred employee benefits and other noncurrent liabilities	(105)
Charge to accumulated other comprehensive loss	$(140)
(8)	Adjusts accumulated other comprehensive loss to zero.

Dana Holding Corporation
Quarterly Results (Unaudited)
(In millions, except share and per share amounts)

	For the 2010 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,508	$1,526	$1,516	$1,559
Gross margin	$140	$169	$178	$172
Net income (loss)	$(30)	$10	$47	$(13)
Net income (loss) attributable to the parent company	$(31)	$9	$46	$(14)
Net income (loss) per share available to parent company stockholders
Basic	$(0.28)	$—	$0.27	$(0.15)
Diluted	$(0.28)	$—	$0.22	$(0.15)

Note: Gross margin is net sales less cost of sales.

	For the 2009 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,216	$1,190	$1,329	$1,493
Gross margin	$(12)	$67	$82	$106
Net loss	$(160)	$(3)	$(38)	$(235)
Net loss attributable to the parent company	$(157)	$—	$(38)	$(236)
Net loss per share available to parent company stockholders
Basic	$(1.64)	$(0.08)	$(0.45)	$(2.02)
Diluted	$(1.64)	$(0.08)	$(0.45)	$(2.02)

Note: Gross margin is net sales less cost of sales.

The fourth quarter of 2009 includes pre-tax impairments of $150 related to the planned sale of substantially all of our Structural Products business.

Net income for the fourth quarter of 2010 includes a $25 charge for the settlement of warranty claims with Toyota related to frames produced by our former Structural Products business.

Dana Holding Corporation

DANA HOLDING CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In millions, except share and per share amounts)

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
Dana
For the Year Ended December 31, 2010
Amounts deducted from assets
Allowance for doubtful receivables	$18	$(2)	$(5)	$—	$11
Inventory reserves	60	9	(10)		59
Valuation allowance for deferred tax assets	1,409	46	(3)	(107)	1,345
Total allowances deducted from assets	$1,487	$53	$(18)	$(107)	$1,415
For the Year Ended December 31, 2009
Amounts deducted from assets
Allowance for doubtful receivables	$23	$2	$(7)	$—	$18
Inventory reserves	52	16	(10)	2	60
Valuation allowance for deferred tax assets	1,137	268	(64)	68	1,409
Total allowances deducted from assets	$1,212	$286	$(81)	$70	$1,487
For the Eleven Months Ended December 31, 2008
Amounts deducted from assets
Allowance for doubtful receivables	$23	$5	$(4)	$(1)	$23
Inventory reserves	56	17	(18)	(3)	52
Valuation allowance for deferred tax assets	710	266		161	1,137
Total allowances deducted from assets	$789	$288	$(22)	$157	$1,212

Prior Dana
For the Month Ended January 31, 2008
Amounts deducted from assets
Allowance for doubtful receivables	$20	$—	$(1)	$4	$23
Inventory reserves	55	3	(2)		56
Valuation allowance for deferred tax assets	1,609	(723)		(176)	710
Total allowances deducted from assets	$1,684	$(720)	$(3)	$(172)	$789

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluations, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

Changes in internal control over financial reporting — There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 24, 2011, Dana and certain of its direct and indirect domestic subsidiaries entered into the New Revolving Facility with Citicorp USA, Inc., as administrative agent for the lenders which amended and restated the Revolving Facility dated as of January 31, 2008, as amended as of April 30, 2009 and January 14, 2011, among Dana, the guarantors party to the agreement, Citicorp USA, Inc., as administrative agent, and other lenders.

The New Revolving Facility, in comparison to the previous facility: (i) extends the maturity date to February 24, 2016, (ii) reduces the aggregate principal amount available in revolving loan and letter of credit commitments to $500 and provides for a $100 incremental revolving loan facility, (iii) increases the applicable interest rate margins to 2.50% to 3.00% for LIBOR loans and 1.50% to 2.00% for base rate loans, in each case, depending on our average daily borrowing availability, (iv) increases the commitment fees payable on the unused portion of the facility to 0.50% to 0.625%, depending on our average daily use of the facility, (v) changes certain definitions relating to financial and negative covenants and (vi) increases the amount of collateral available to secure obligations under hedge agreements to $125.

A copy of the New Revolving Facility is filed as Exhibit 10.32 and is incorporated herein by reference. The above description of the material terms of the facility is not complete and is qualified in its entirety by reference to Exhibit 10.32.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that applies to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s website at www.dana.com.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees and Series A Preferred Directors,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2011, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2011, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2011, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2010 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category(1)	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	6.8	$6.72	4.1
Equity compensation plans not approved by security holders
Total	6.8	$6.72	4.1

(1)	As a result of our emergence from bankruptcy on January 31, 2008, all unexercised Prior Dana stock options, unvested restricted shares and restricted stock units and unvested equity incentive plan awards were cancelled with no consideration. All amounts shown relate to the period following emergence.
(2)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana’s equity compensation plans and were outstanding at December 31, 2010.
(3)	Calculated without taking into account the 664,147 shares of common stock subject to outstanding restricted stock units and performance shares that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees and Series A Preferred Directors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2011, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned “Independent Auditors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 4, 2011, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: February 24, 2011	By: /s/ John M. Devine John M. Devine Executive Chairman, President and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 24th day of February 2011 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title
/s/ John M. Devine John M. Devine	Executive Chairman, President and Interim Chief Executive Officer (Principal Executive Officer)
/s/ James A. Yost James A. Yost	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Richard J. Dyer Richard J. Dyer	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ Mark T. Gallogly* Mark T. Gallogly	Director
/s/ Terrence J. Keating* Terrence J. Keating	Director
/s/ Joseph C. Muscari* Joseph C. Muscari	Director
/s/ Mark A. Schulz* Mark A. Schulz	Director
/s/ David P. Trucano* David P. Trucano	Director
/s/ Richard F. Wallman* Richard F. Wallman	Director
/s/ Keith E. Wandell* Keith E. Wandell	Director
*By: /s/ Marc S. Levin Marc S. Levin, Attorney-in-Fact

 EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant) — file number 001-01063, unless otherwise indicated.

No.	Description
3.1	Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
3.2	Bylaws of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.
4.1	Registration Rights Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.2	Shareholders Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.3	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.4	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.5	Specimen Series B Preferred Stock Certificate. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.6	Indenture, dated as of January 28, 2011, among Dana and Wells Fargo Bank, National Association, as trustee.
4.7	First Supplemental Indenture, among Dana and Wells Fargo Bank, National Association, as trustee.
10.1**	Executive Employment Agreement dated December 16, 2008 and effective January 1, 2009 by and between John M. Devine and Dana Holding Corporation. Filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and as amended as set forth in Registrant’s Current Report on Form 8-K dated December 18, 2009 and incorporated herein by reference.
10.2**	Executive Employment Agreement dated December 16, 2008 and effective January 1, 2009 by and between Robert H. Marcin and Dana Holding Corporation. Filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.3**	Employment Agreement dated May 13, 2008 by and between Dana Holding Corporation and James A. Yost. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference.
10.4**	Supplemental Executive Retirement Plan for James A. Yost dated May 22, 2008. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference.
10.5**	Executive Employment Agreement dated May 22, 2009 by and between Dana Holding Corporation and James E. Sweetnam. Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
10.6**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.

No.	Description
10.7**	Form of Stock Option Nonqualified Stock Option Agreement. Filed as Exhibit 10.14 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.8**	Form of Restricted Stock Agreement. Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.9**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.10**	Dana Holding Corporation Summary of Non-Employee Director Compensation Package and Stock Ownership Guidelines. Filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.11**	Form of Option Right Agreement For Non-Employee Directors. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.12**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.13**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.14**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.15**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan, as in use through August 1, 2008. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.16**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.17**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.18**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.19**	Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.20**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.21**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
10.22	Receivables Loan Agreement dated 18 July 2007, between Dana Europe Financing (Ireland) Limited, as Borrower; Dana International Luxembourg SARL, as Servicer and as Performance Undertaking Provider; the persons from time to time party thereto as Lenders; and GE Leveraged Loans Limited, as Administrative Agent. Filed as Exhibit 10-Z(1) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

No.	Description
10.23	Master Schedule of Definitions, Interpretation and Construction dated 18 July 2007, between Dana Europe Financing (Ireland) Limited; Dana International Luxembourg SARL; the Originators; GE Leveraged Loans Limited; GE FactorFrance SNC; Dana Europe S.A., the Lenders; and certain other parties. Filed as Exhibit 10-Z(2) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.
10.24	Performance and Indemnity Deed dated 18 July 2007, between Dana International Luxembourg SARL, as Performance Undertaking Provider; the Intermediate Transferor; Dana Europe Financing (Ireland) Limited, as Borrower; GE Leveraged Loans Limited, as Administrative Agent; and other secured parties. Filed as Exhibit 10-Z(3) to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
10.25	Term Facility Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent and the lenders and other financial institutions party thereto. Filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated February 6, 2008 and incorporated herein by reference.
10.26	Revolving Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.27	Term Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent. Filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.28	Revolving Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.29	Intercreditor Agreement, dated as of January 31, 2008, among Dana Holding Corporation, Citicorp USA, Inc., as collateral and administrative agents under the Term Facility Credit and Guaranty Agreement and the Revolving Credit and Guaranty Agreement. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.30	Amendment No. 1 to the Term Facility Credit and Guaranty Agreement dated as of November 21, 2008. Filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.31	Amendment No. 2 to the Term Facility Credit and Guaranty Agreement dated as of January 14, 2010. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 24, 2010, and incorporated herein by reference.
10.32	Underwriting Agreement, dated January 25, 2011, among Dana Holding Corporation and Citigroup Global Markets Inc.; Wells Fargo Securities, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives of the several underwriters named therein. Filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated January 31, 2011, and incorporated herein by reference.

No.	Description
10.33	Amended and Restated Revolving Credit and Guaranty Agreement dated February 24, 2011, among Dana Holding Corporation, as borrower; the guarantor parties thereto; the banks, financial institutions and other institutional lenders party thereto, each as a lender; Citicorp USA, INC., as administrative agent and collateral agent; Citigroup Global Markets, Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners; Wells Fargo, as syndication agent; Bank of America, N.A. and Barclays Bank PLC, as documentation agents; and Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc, ING Capital LLC, UBS Securities LLC and UBS Loan Finance LLC, as senior managing agents.
21	List of Subsidiaries of Dana Holding Corporation. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes Oxley Act of 2002). Filed with this Report.

**	Management contract or compensatory plan required to be filed as part of an exhibit pursuant to Item 15(b) of Form 10-K.