Form 10-Q
period 2011-03-31
DANA HOLDING CORP
filed 2011-04-27
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 2011
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

There were 146,261,570 shares of the registrant’s common stock outstanding at April 15, 2011.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

TABLE OF CONTENTS

		10-Q Pages

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Balance Sheet (Unaudited)	4
	Consolidated Statement of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	35

Item 1A	Risk Factors	35

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6	Exhibits	35

Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$1,800	$1,508
Costs and expenses
Cost of sales	1,585	1,368
Selling, general and administrative expenses	99	102
Amortization of intangibles	17	15
Restructuring charges, net	30	19
Other expense, net	48	13
Income (loss) before interest and income taxes	21	(9)
Interest expense	19	26
Income (loss) before income taxes	2	(35)
Income tax benefit (expense)	(31)	3
Equity in earnings of affiliates	4	2
Net loss	(25)	(30)
Less: Noncontrolling interests net income	5	1
Net loss attributable to the parent company	(30)	(31)
Preferred stock dividend requirements	8	8
Net loss available to common stockholders	$(38)	$(39)

Net loss per share available to parent company common stockholders:
Basic	$(0.26)	$(0.28)
Diluted	$(0.26)	$(0.28)
Weighted-average common shares outstanding
Basic	145	140
Diluted	145	140

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$837	$1,134
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2011 and 2010	1,074	816
Other	169	184
Inventories
Raw materials	348	327
Work in process and finished goods	416	381
Other current assets	113	91
Total current assets	2,957	2,933
Goodwill	110	104
Intangibles	468	352
Investments and other assets	259	238
Investments in affiliates	127	121
Property, plant and equipment, net	1,377	1,351
Total assets	$5,298	$5,099

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$49	$167
Accounts payable	985	779
Accrued payroll and employee benefits	140	144
Accrued restructuring costs	41	28
Taxes on income	50	38
Other accrued liabilities	252	251
Total current liabilities	1,517	1,407
Long-term debt	834	780
Pension and postretirement obligations	751	740
Other noncurrent liabilities	384	388
Total liabilities	3,486	3,315
Commitments and contingencies (Note 14)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 and 5,311,298 shares outstanding	511	520
Common stock, $0.01 par value, 450,000,000 shares authorized, 146,182,124 and 144,126,032 outstanding	1	1
Additional paid-in capital	2,630	2,613
Accumulated deficit	(1,229)	(1,191)
Treasury stock, at cost, 458,053 and 379,631 shares	(6)	(4)
Accumulated other comprehensive loss	(439)	(496)
Total parent company stockholders' equity	1,710	1,685
Noncontrolling equity	102	99
Total equity	1,812	1,784
Total liabilities and equity	$5,298	$5,099

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
  Consolidated Statement of Cash Flows (Unaudited)
 (In millions)

	Three Months Ended
	March 31,
	2011	2010
Cash flows − operating activities
Net loss	$(25)	$(30)
Depreciation	55	62
Amortization of intangibles	21	19
Amortization of deferred financing charges and original issue discount	3	8
Loss on sale of business		5
Loss on extinguishment of debt	53	4
Deferred income taxes	5	(11)
Pension expense in excess of contributions	4	5
Change in working capital	(120)	(21)
Other, net	2	4
Net cash flows provided by (used in) operating activities	(2)	45

Cash flows − investing activities
Purchases of property, plant and equipment	(33)	(11)
Acquisition of business	(150)
Proceeds from sale of businesses	15	113
Other	(9)	1
Net cash flows provided by (used in) investing activities	(177)	103

Cash flows − financing activities
Net change in short-term debt	13	9
Proceeds from long-term debt	753	1
Repayment of long-term debt	(870)	(78)
Deferred financing payments	(25)
Dividends paid to noncontrolling interests	(2)	(1)
Other	5	(1)
Net cash flows used in financing activities	(126)	(70)

Net increase (decrease) in cash and cash equivalents	(305)	78
Cash and cash equivalents − beginning of period	1,134	947
Effect of exchange rate changes on cash balances	8	1
Cash and cash equivalents − end of period	$837	$1,026

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to the Consolidated
Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Restructuring of Operations

4.	Goodwill and Other Intangible Assets

5.	Capital Stock

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Comprehensive Income (Loss)

10.	Cash Deposits

11.	Financing Agreements

12.	Fair Value Measurements

13.	Risk Management and Derivatives

14.	Commitments and Contingencies

15.	Warranty Obligations

16.	Income Taxes

17.	Other Expense, Net

18.	Segments

19.	Equity Affiliates

Notes to Consolidated Financial Statements (Unaudited)
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

The terms "Dana," "we," "our" and "us," when used in this report, are references to Dana.  These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Summary of Significant Accounting Policies

Basis of presentation — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2010 Form 10-K.

Segments — The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the Light Vehicle Driveline (LVD) segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting structure.  See Note 18 for segment results.

Note 2.  Acquisitions and Divestitures

SIFCO — In February 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America.  In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components.  Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems.  We are now responsible for all customer relationships, including marketing, sales, engineering and assembly.  The addition of truck and bus steer axles to our product offering in South America effectively positions us as South America’s leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems.  At current production levels, this agreement is expected to generate annual sales of approximately $350.

This agreement is being accounted for as a business combination.  We engaged a third party business valuation appraiser to assist management in the valuation of the assets acquired.  The valuation of the specific assets acquired has not been completed.  We expect the aggregate fair value of the assets acquired to approximate the $150 paid to SIFCO with approximately $125 allocated to amortizable intangible assets and $25 allocated to fixed assets.  Amortizable intangible assets are expected to include the exclusive supply agreement, customer relationships and other intangibles.  We expect the lives of these assets to approximate 15 years.

Operating results attributable to our agreement with SIFCO are reported in our Commercial Vehicle segment.  We have included revenue of $64 and pre-tax income of $4 in our results of operations since February 1, 2011.  Supplemental pro forma information for periods prior to the acquisition has not been provided for the SIFCO agreement.  Based on the nature, scope and transitional provisions of the agreement with SIFCO, the preparation of supplemental pro forma information is not practicable.

Dongfeng Dana Axle — In June 2007, we purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. and certain of its affiliates for $5.  In February 2011, we signed a definitive agreement to increase our equity investment in DDAC to 50%.  We will make a payment approximating $120 at closing following approval of the agreement by the Chinese government, which is expected in the second quarter of 2011.

In connection with our increase in ownership, DDAC entered into an agreement with a Dongfeng Motor affiliate that provides for reductions in the selling price of goods sold by DDAC to such affiliate for a period of up to four years if the earnings of DDAC surpass specified targets.  Dana's share of DDAC's earnings could be reduced by an amount not to exceed $20.  We have concluded that the impact of this agreement comprises contingent consideration, the fair value of which will be determined at closing, recorded as a liability and amortized to equity in earnings of affiliates over the term of the agreement.

Axles India — In March 2011, we entered into agreements to acquire the axle drive head and final assembly business of our Axles India Limited equity affiliate for $13.  We expect to complete the transaction during the second quarter of 2011.  This business is expected to contribute approximately $50 to our annual sales.

Divestiture of Structural Products business — We sold substantially all of our Structural Products business in 2010.  Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds.  In the first quarter of 2011, we received the earn-out payment of $15.  We expect payment of all but $1 of the remaining $15 before the fourth quarter of 2011.

Note 3.  Restructuring of Operations

We continue to focus on rationalizing our operating footprint — consolidating facilities, positioning operations in lower cost locations and reducing overhead costs.  Restructuring expense includes costs associated with current and previously announced actions including various workforce reduction programs, manufacturing footprint optimization actions and other restructuring activities across our global businesses.  In connection with our restructuring activities, we classify incremental depreciation as restructuring expense when a planned closure triggers accelerated depreciation.  This amount is included in accelerated depreciation/impairment in the table below.

During 2010, we continued to execute strategic business restructuring and headcount reduction initiatives across our businesses.  In the first quarter of 2010, we announced our plans to consolidate our Heavy Vehicle operations and close the Kalamazoo, Michigan and Statesville, North Carolina facilities.  Certain costs associated with this consolidation had been accrued in 2009.  We also announced the planned closure of the Yennora, Australia facility in our LVD business and the associated transfer of certain production activity to other global operations.  Including costs associated with previously announced initiatives, we expensed $19 for restructuring actions during the first quarter of 2010, including $10 of severance and related benefit costs, $6 of exit costs and $3 of accelerated depreciation/ impairment costs.

During the first quarter of 2011, we reached an agreement with the lessor to settle our LVD facility lease in Yennora, Australia.  Under the terms of the agreement, we have recognized $20 of lease termination costs during the first quarter.  Additionally, during the first quarter of 2011, we announced the closure of our LVD manufacturing facility in Marion, Indiana and the consolidation of the associated manufacturing activity in other North American facilities.  Including costs of these actions and of previously announced initiatives, we expensed $30 during the first quarter of 2011, including $1 of severance and related benefit costs, $28 of exit costs and $1 of accelerated depreciation/ impairment cost.

Restructuring charges and related payments and adjustments –

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2010	$24	$-	$4	$28
Activity during the period:
Charges to restructuring	3	1	28	32
Adjustments of accruals	(2)			(2)
Non-cash write-off		(1)		(1)
Cash payments	(7)		(9)	(16)
Currency impact
Balance at March 31, 2011	$18	$-	$23	$41

At March 31, 2011, $41 of restructuring accruals remained in accrued liabilities, including $18 for the reduction of approximately 400 employees to be completed over the next two years and $23 for lease terminations and other exit costs.  The estimated cash expenditures related to these liabilities are projected to approximate $36 in 2011 and $5 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2011	2011	to Date	Complete
LVD	$46	$27	$73	$20
Power Technologies	14		14	3
Commercial Vehicle	42	3	45	15
Off-Highway	6		6	2
Structures				5
Total	$108	$30	$138	$45

The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4.  Goodwill and Other Intangible Assets

Changes in goodwill — Our goodwill balance of $110 at March 31, 2011 is related to the Off-Highway segment.  The euro-denominated asset increased by $6 during the first quarter of 2011 as a result of foreign currency translation.  In the first quarter of 2010, the weakening of the euro caused the goodwill balance to decrease by $6.

Components of other intangible assets —

	Weighted	March 31, 2011			December 31, 2010
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$96	$(48)	$48	$94	$(43)	$51
Trademarks and trade names	17	4	(1)	3	4	(1)	3
Customer relationships	8	423	(199)	224	412	(179)	233
Other intangibles	15	129	(1)	128
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$717	$(249)	$468	$575	$(223)	$352

Other intangibles represent the preliminary valuation of intangible assets related to our agreement with SIFCO.  The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2011 were as follows: LVD — $18, Power Technologies — $44, Commercial Vehicle — $273 and Off-Highway — $133.

Amortization expense related to the amortizable intangible assets —

	Three Months Ended
	March 31,
	2011	2010
Charged to cost of sales	$4	$4
Charged to amortiziation of intangibles	17	15
Total amortization	$21	$19

Estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2011 exchange rates are:

	Remainder
	of 2011	2012	2013	2014	2015

Amortization expense	$53	$71	$71	$68	$39

Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

Note 5.  Capital Stock

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) have been accrued from the issue date and are payable in cash as approved by the Board of Directors.  Preferred dividends accrued at March 31, 2011 were $15.  A dividend payment of $8 was made in April 2011 for the quarter ended December 31, 2010.

During the first quarter of 2011, holders of 90,099 shares of Series B Preferred Stock elected to convert those preferred shares into 760,945 shares of common stock.  The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stock holders.  Based on the market price of Dana common stock on the date of conversion, the total fair value of the conversions was $14.

Note 6.  Earnings per Share

The weighted-average number of shares used in the diluted earnings per share calculations is equal to the weighted-average number of shares used to compute basic earnings per share.

	Three Months Ended
	March 31,
(In millions)	2011	2010
Weighted-average number of shares outstanding - basic and diluted	145.2	139.5

Basic loss per share is calculated by dividing the net loss available to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding.  The outstanding common shares computation excludes any shares held in treasury.

The share count for diluted loss per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period.  We excluded 0.6 million and 2.0 million CSEs from the calculations of diluted earnings per share for the quarters ended March 31, 2011 and 2010 as the effect of including them would have been anti-dilutive.  In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 4.1 million and 5.8 million for these same periods due to the dilutive effect of the loss for these periods.

We excluded 64.9 million and 66.2 million CSEs related to the assumed conversion of the preferred stock for the quarters ended March 31, 2011 and 2010.  Conversion of the preferred stock is not included in the share count for diluted earnings per share for 2011 and 2010 as the effect of including them would be anti-dilutive.

Note 7.  Stock Compensation

Our Board of Directors approved the grant of stock options, stock appreciation rights (SARs) and restricted stock units (RSUs) shown in the table below during the first quarter of 2011 under the 2008 Omnibus Incentive Plan.

		Weighted-average
	Granted (millions)	Per Share Exercise Price	Grant Date Fair Value
Stock Options	0.5	$17.79	$9.99
SARs	0.1	$17.80	$10.00
RSUs	0.5		$17.85

Stock options and SARs related to 1.2 million shares were exercised and less than 0.1 million shares were forfeited in the first quarter of 2011.  We received $6 of cash from the exercise of stock options and we paid $1 of cash to settle SARs and performance shares during the first quarter of 2011.  We also issued 0.2 million shares related to performance shares upon achievement of our 2010 performance goals.

We estimated fair values for options and SARs granted during 2011 using the following key assumptions as part of the Black-Scholes option pricing model.  The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data.  The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.  The dividend yield is assumed to be zero since there are no current plans to pay common stock dividends.

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.67%	2.67%
Expected volatility	58.20%	58.20%

We recognized stock compensation expense of $3 during the first quarter of both 2011 and 2010.  At March 31, 2011, the total unrecognized compensation cost related to the non-vested portions of all stock based awards granted and expected to vest over the next 0.3 to 3.0 years was $24.  This cost is expected to be recognized over a weighted-average period of 1.1 years.

Note 8.  Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.  Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2011		2010		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Interest cost	$24	$4	$26	$4	$2	$2
Expected return on plan assets	(26)	(1)	(24)	(1)
Service cost		1		1
Amortization of net actuarial loss	5		3
Net periodic benefit cost	3	4	5	4	2	2
Curtailment gain						(1)
Settlement loss		1
Net periodic benefit cost after curtailments and settlements	$3	$5	$5	$4	$2	$1

Note 9.  Comprehensive Income (Loss)

The following table presents changes in consolidated equity attributable to parent and noncontrolling interests:

	Three Months Ended
	March 31, 2011			March 31, 2010
	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
	2011	2011	2011	2010	2010	2010

Balance, December 31	$1,685	$99	$1,784	$1,679	$100	$1,779
Net income (loss)	(30)	5	(25)	(31)	1	(30)
Currency translation adjustments	51		51	(28)	1	(27)
Defined benefit plans	6		6	2		2
Reclassification to net loss of divestiture's cumulative translation adjustment				10		10
Unrealized investment losses and other				(4)		(4)
Other comprehensive income (loss)	57		57	(20)	1	(19)
Total comprehensive income (loss)	27	5	32	(51)	2	(49)
Other changes in equity:
Preferred stock dividends	(8)		(8)	(8)		(8)
Stock compensation	6		6	2		2
Dividends paid		(2)	(2)		(1)	(1)
Ending Balance, March 31	$1,710	$102	$1,812	$1,622	$101	$1,723

The noncontrolling interests net income reported for the three months ended March 31, 2011 includes a $3 charge to correct the amounts reported in 2010.  This amount is not material to the current period or to the prior periods to which it relates.

Note 10.  Cash Deposits

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents.  For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit.  Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$293	$424	$717
Cash and cash equivalents held as deposits	2	38	40
Cash and cash equivalents held at less-than-wholly-owned subsidiaries	2	78	80
Balance at March 31, 2011	$297	$540	$837

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

Note 11.  Financing Agreements

Senior notes — In January 2011, we completed the sale of $400 in senior unsecured notes at 6.50%, due February 15, 2019 (the 2019 Notes) and $350 in senior unsecured notes at 6.75%, due February 15, 2021 (the 2021 Notes) (collectively, the Senior Notes).  Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011.  Net proceeds of the offerings totaled approximately $733, net of the underwriting commission of $15 and fees of $2.  The underwriting commission and debt issue costs were recorded as deferred costs and will be amortized to interest expense over the life of the Senior Notes.  The net proceeds, plus current cash and cash equivalents of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our existing Term Facility.  In connection with the sale of the Senior Notes, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to loss on extinguishment of debt.

At any time on or after February 15, 2015, we may redeem some or all of the Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date if redeemed during the 12-month period commencing on February 15 of the years set forth below:

	Redemption Price
Year	2019 Notes	2021 Notes
2015	103.250%
2016	101.625%	103.375%
2017	100.000%	102.250%
2018	100.000%	101.125%
2019 and thereafter	100.000%	100.000%

     Prior to February 15, 2015 for the 2019 Notes and prior to February 15, 2016 for the 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date.  Prior to these dates, we may also redeem some or all of the notes at a redemption price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest, if any, to the redemption date plus a "make-whole" premium.  At any time prior to February 15, 2014 for the 2019 Notes and February 15, 2015 for the 2021 Notes, we may redeem up to 35% of the aggregate principal amount of the notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.5% (2019 Notes) and 106.75% (2021 Notes) of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

Revolving facility — In order to complete the refinancing of our term debt in January 2011, we entered into a second amendment (the Amendment) to our Revolving Credit and Guaranty Agreement (the Revolving Facility).  The Amendment permitted, among other things, repayment in full of all amounts outstanding under our then existing term debt using the net proceeds from the issuance of the Senior Notes and our current cash and cash equivalents.  Following the issuance of the Senior Notes, we received commitments from new and existing lenders for a $500 amended and extended revolving credit facility (the New Revolving Facility).  The New Revolving Facility extends the maturity of the revolving facility to five years from the date of execution in February 2011 and reduces the aggregate principal amount of the facility from $650 to $500.  In connection with the amended revolving facility, we paid fees of $6 which were recorded in the first quarter of 2011 as deferred costs and we wrote off $2 of previously deferred financing costs to loss on extinguishment of debt.

The New Revolving Facility is guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation and Dana Companies, LLC and their respective subsidiaries (the guarantors) and grants a first priority lien on Dana's and the guarantors' accounts receivable and inventory and a second priority lien on substantially all of Dana's and the guarantors' remaining assets, including a pledge of 65% of the stock of our material foreign subsidiaries.

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

Commitment fees are applied based on the average daily unused portion of the available amounts under the New Revolving Facility.  If the average daily use is less than 50%, the applicable fee will be 0.50% per annum.  If the average daily unused portion of the New Revolving Facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum.  Up to $300 of the New Revolving Facility may be applied to letters of credit, which reduces availability.  We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the New Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly.

At March 31, 2011, we had $750 principal amount of Senior Notes outstanding.  There were no borrowings under the New Revolving Facility but we had utilized $135 for letters of credit.  The weighted-average interest rate on the Senior Notes was 6.62% at March 31, 2011.  Based on our borrowing base collateral of $413, we had potential availability at that date under the New Revolving Facility of $278 after deducting the outstanding letters of credit.

European receivables loan facility — In March 2011, we terminated our previous European receivables loan agreements and established a new five-year €75 ($106 at the March 31, 2011 exchange rate) receivables securitization program.  As of March 31, 2011, we had obtained lending commitments of €50 ($71) under the new program.  We obtained an additional lending commitment of €25 ($35) during April.  Availability under the lending commitments is subject to the existence of adequate levels of supporting accounts receivable.  Deferred fees of less than $1 on the former agreement were charged to loss on extinguishment of debt and new fees of $2 have been deferred and will be charged to interest expense over the term of the program.

Advances under the program will bear interest based on the London Interbank Offered Rate (LIBOR) applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined).  All advances are to be repaid in full by March 2016.  Dana will pay a fee on any unused amount of the program, in addition to other customary fees.  The program is subject to customary representations and warranties, covenants and events of default.  As of March 31, 2011, we had no borrowings under this program.

Debt covenants — At March 31, 2011, we were in compliance with the financial covenants of our debt agreements.  Under the New Revolving Facility and the Senior Notes, we are required to comply with certain incurrence-based financial covenants customary for facilities of these types.

The incurrence-based covenants in the New Revolving Facility permit Dana to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general indebtedness, which can be secured by the assets that previously secured the Term Facility on a first priority basis and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0.  Dana may also make dividend payments in respect of its common stock as well as certain investments and acquisitions so long as there is (i) at least $125 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0.  The indenture governing the Senior Notes includes similar incurrence-based covenants that may subject Dana to additional specified limitations.

Note 12.  Fair Value Measurements

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate.  Our valuation techniques include a combination of observable and unobservable inputs.

Items measured at fair value on a recurring basis — Assets and liabilities that are carried in our balance sheet at the lower of contractual or fair value are as follows:

		Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
		Markets	Inputs	Inputs
		Active	Observable	Unobservable
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Notes receivable - noncurrent asset	$106	$-	$-	$106
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	3		3

December 31, 2010
Notes receivable - noncurrent asset	$103	$-	$-	$103
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	5		5

Changes in level 3 recurring fair value measurements —

	Three Months Ended
	March 31,
	2011	2010
Notes receivable
Beginning of period	$103	$94
Accretion of value (interest income)	3	2
Note sold in Structures sale		(2)
End of period	$106	$94

Substantially all of the notes receivable balance consists of one note, due 2019, obtained in connection with a divestiture in 2004.  Its carrying amount is adjusted each quarter to the lower of its contractual value or its fair value, which is based on the market value of publicly traded debt of the operating subsidiary of the obligor.  The fair value of the note at March 31, 2011 and December 31, 2010 approximated the contractual value and we believe that the note will be paid in full at the end of the term or sooner.  Net changes in the values of the other notes receivable were less than $1.

Items measured at fair value on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis.  These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Note 13.  Risk Management and Derivatives

Foreign currency derivatives — The total notional amounts of outstanding foreign currency derivatives as of March 31, 2011 and December 31, 2010 were $90 and $108 comprised of currency forward contracts involving the exchange of U.S. dollars, euros, British pounds, Canadian dollars, Swiss francs, Swedish krona, Japanese yen, Hungarian forints, South African rand and Indian rupees as well as a cross-currency swap involving the exchange of Australian dollars and South African rand.  At March 31, 2011, currency forward contracts with notional amounts of $42 were designated as cash flow hedges.  The fair values of derivative instruments included within the consolidated balance sheet are included in Note 12 above.

Amounts to be reclassified to earnings — Deferred losses at March 31, 2011 and December 31, 2010 reported in OCI including amounts expected to be reclassified to earnings during the next twelve months were less than $1.  Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2011 market rates.  Amounts reclassified from OCI to earnings for the quarter ended March 31, 2011 were de minimus.  As of March 31, 2011 and December 31, 2010, a deferred loss of less than $1 associated with cash flow hedges has been included in OCI.

Note 14.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 29,000 active pending asbestos personal injury liability claims at March 31, 2011 versus 30,000 at December 31, 2010.  In addition, approximately 10,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $99 for indemnity and defense costs for settled, pending and future claims at March 31, 2011, compared to $101 at December 31, 2010.  We use a fifteen-year time horizon for our estimate of this liability.

At March 31, 2011, we had recorded $51 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2010.  The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers.  We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis.  The financial strength of these insurers is reviewed at least annually with the assistance of a third party.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.  During the first quarter of 2010, we recorded $3 of expense (before tax) to correct amounts primarily related to asbestos receivables at December 31, 2009 and a $3 tax benefit to correct tax obligations.  These adjustments were not considered material to the first quarter of 2010 or to the prior periods to which they relate.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2011 and December 31, 2010, with no recovery expected from third parties at either date.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $13 at March 31, 2011 and December 31, 2010.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.  Other accounts receivable included $1 recoverable from an insurer at both dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date).  On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  These shares are being distributed as the disputed and unliquidated claims are resolved.  Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $545), increasing the total shares issued to 94 million (valued in reorganization at $2,173) for unsecured claims of approximately $2,268.  The corresponding decrease in the disputed claims reserve leaves approximately 4 million shares (valued in reorganization at $96).  The remaining disputed and unliquidated claims total approximately $32.  To the extent that these remaining claims are settled for less than the 4 million remaining shares, additional incremental distributions will be made to the holders of the previously allowed general unsecured claims in Class 5B.

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

Note 15.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold.  We record the liability based on our estimate of costs to settle future claims.  Adjustments are made as new information becomes available.  Changes in our warranty liabilities are as follows:

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$85	$83
Amounts accrued for current period sales	10	12
Adjustments of prior accrual estimates	1	1
Settlements of warranty claims	(13)	(13)
Foreign currency translation and other	2	(1)
Balance, end of period	$85	$82

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

We reported an income tax expense of $31 and benefit of $3 for the quarters ended March 31, 2011 and 2010.  The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, non-deductible expenses, different statutory rates outside of the U.S. and withholding taxes related to expected repatriations of international earnings to the U.S.

During the first quarter of 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service audit cycles that were settled during the quarter.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested.  Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings.  We recognized an expense of $1 and $2 for the three months ended March 31, 2011 and 2010.

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

Note 17.  Other Expense, Net

	Three Months Ended
	March 31,
	2011	2010
Interest income	$7	$6
Foreign exchange loss	(3)	(12)
Loss on extinguishment of debt	(53)	(4)
Loss on sale of Structural Products business		(5)
Other	1	2
Other expense, net	$(48)	$(13)

As discussed in Note 11 above, the losses on extinguishment of debt resulted primarily from repayment of our Term Facility debt.  The losses represent the OID and deferred financing fees written off in connection with early payments of principal and modifications of our borrowing programs.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above.  Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.  Foreign exchange loss for first quarter of 2010 also includes a charge of $3 for the devaluation of the Venezuelan bolivar.

Note 18.  Segments

The components that management establishes for purposes of making decisions about an enterprise's operating matters are referred to as "operating segments."  We manage our operations globally through a total of five operating segments.  Three operating segments — LVD, Power Technologies and Structures — are focused on specific products for the light vehicle market and two operating segments — Commercial Vehicle and Off-Highway — are focused on specific medium-duty and heavy-duty vehicle markets.  The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the LVD segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting.

We report the results of our operating segments and related disclosures about each of our segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.  The primary measure of operating results is segment EBITDA.  Management believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA.  Our segments are charged for corporate and other shared administrative costs.  Costs of $37 and $31 were allocated to the operating segments for the quarters ended March 31, 2011 and 2010.

We used the following information to evaluate our operating segments:

	2011			2010
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
March 31,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$673	$56	$66	$548	$44	$42
Power Technologies	267	7	40	228	6	27
Commercial Vehicle	475	29	43	331	22	24
Off-Highway	373	15	41	257	8	21
Structures	11			144	2	11
Eliminations and other	1	(107)			(82)
Total	$1,800	$-	$190	$1,508	$-	$125

The following table reconciles segment EBITDA to the consolidated income (loss) before income taxes:

Three Months Ended March 31,	2011	2010
Segment EBITDA	$190	$125
Corporate expense and other items, net	(9)	(17)
Depreciation	(55)	(62)
Amortization of intangibles	(21)	(19)
Restructuring	(30)	(19)
Loss on extinguishment of debt	(53)	(4)
Other expenses	(4)
Loss on sale of assets, net	(1)	(5)
Stock compensation expense	(2)	(2)
Foreign exchange on intercompany loans,
Venezuelan currency devaluation and market value adjustments on forwards	(1)	(12)
Interest expense	(19)	(26)
Interest income	7	6
Income (loss) before income taxes	$2	$(35)

Note 19. Equity Affiliates

Equity Affiliates — At March 31, 2011, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts, wheel-end braking systems and all-wheel drive systems - supplied to OEMs.

The principal components of our investments in equity affiliates at March 31, 2011 (with an investment balance exceeding $5) were:

		Dana
Affiliates	Investment	Ownership
GETRAG entities	$74	25% to 49%	(1)
Bendix Spicer Foundation Brakes LLC (BSFB)	28	20%	(2)
ROC Spicer entities	7	14% to 25%	(3)
All others as a group	7	20% to 50%
Total (4)	$116

(1)	Dana owns 49% of GETRAG Corporation in the U.S. and 25% of GETRAG All Wheel Drive AB in Sweden.
(2)	Dana owns 20% of BSFB, but under the terms of the joint venture agreement records 40% of the earnings of BSFB, declining periodically to 20% in 2018.
(3)	ROC Spicer LTD (ROC) is 50.5% owned and consolidated by Dana. ROC records equity earnings for ROC-Keeper Industrial Ltd. (50% owned by ROC) and Taiway Ltd. (27.5% owned by ROC).
(4)	An additional $11 of investments in affiliates is carried at cost.

Summarized financial information for GETRAG Corporation is as follows:

	Three Months Ended March 31,
	2011	2010
Sales	$114	$77
Gross profit	$12	$9
Pre-tax income	$5	$8
Net income	$3	$5

Parent company equity earnings	$1	$1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects," “outlook” and similar expressions.  These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions.  Forward-looking statements are inherently subject to risks and uncertainties.  Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC).  All forward-looking statements speak only as of the date made or the date of this filing and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007.  As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for light and heavy vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.  At March 31, 2011, we employed approximately 23,000 people, operated in 26 countries and had 92 major manufacturing/distribution, engineering and office facilities around the world.

In the first quarter of 2011, 45% of our sales came from North American operations and 55% from operations throughout the rest of the world.  Light vehicle products (including Power Technologies and Structures) accounted for 53% of our global revenues, with commercial vehicle and off-highway products representing 47%.

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

Strengthening the competitiveness of our products — Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities.  In 2010, we combined our light and heavy vehicle products' North American engineering centers allowing us the opportunity to better share technologies among our businesses.  We are constructing a new engineering facility in India that more than doubles our engineering presence in that country.  This facility will house state-of-the-art design and test capabilities that globally support each of our businesses.

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China.  In addition to a new engineering facility in India, we are nearing completion of a new hypoid gear manufacturing facility which is scheduled to begin production in the second quarter of 2011.  The additional investment in our China-based joint venture with Dongfeng will significantly increase our commercial vehicle driveline presence in the region.  We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets.  Additional investments in China include increased engineering capabilities which will support all of our businesses.  In South America, our strategic agreement with SIFCO makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have established a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting future aftermarket revenues of 20% of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify "bolt-on" acquisition opportunities like the strategic agreement with SIFCO completed in this year’s first quarter that have a strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings.  Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

Acquisitions

SIFCO — In February 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America.  In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive, long-term supply agreement for key driveline components.  Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems.  We are now responsible for all customer relationships, including marketing, sales, engineering and assembly.  The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America.  At current production levels, this agreement is expected to generate annual sales of approximately $350.

Dongfeng Dana Axle — In June 2007, we purchased 4% of the registered capital of Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China formerly known as Dongfeng Axle Co., Ltd., from Dongfeng Motor Co., Ltd. and certain of its affiliates for $5.  In February 2011, we signed a definitive agreement to increase our equity investment in DDAC to 50%.  We will make a payment approximating $120 at closing following approval of the agreement by the Chinese government, which is expected in the second quarter of 2011.

In connection with our increase in ownership, DDAC entered into an agreement with a Dongfeng Motor affiliate that provides for reductions in the selling price of goods sold by DDAC to such affiliate for a period of up to four years if the earnings of DDAC surpass specified targets.  Dana's share of DDAC's earnings could be reduced by an amount not to exceed $20.  We have concluded that the impact of this agreement comprises contingent consideration, the fair value of which will be determined at closing, recorded as a liability and amortized to equity in earnings of affiliates over the term of the agreement.

Axles India — In March 2011, we entered into agreements to acquire the axle drive head and final assembly business of our Axles India Limited equity affiliate for $13.  We expect to complete the transaction during the second quarter of 2011.  This business is expected to contribute approximately $50 to our annual sales.

Sale of the Structural Products Business

We sold substantially all of our Structural Products business in 2010.  Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. In the first quarter of 2011, we received the earn-out payment of $15.  We expect payment of all but $1 of the remaining $15 before the fourth quarter of 2011.

Consequences of Recent Events in Japan

The effects of the earthquake and tsunami in Japan have not significantly impacted our results for the first quarter of 2011.  Our sealing manufacturing operation in Yomamoto, Japan suffered minimal physical damage and was capable of operating at full production capability shortly thereafter.  The minimal reduction from forecasted first quarter sales we did experience was primarily due to production disruptions at certain of our customers resulting from Japan-based supplier part shortages.

Given the lead time for many of the Japan-based suppliers’ parts shortages to manifest themselves in the supply chain, we are anticipating some impact in this year’s second and third quarters.  However we expect a considerable portion of any reduced mid-year production to be recovered later in the year.  We are working closely with our customers and suppliers to evaluate the potential effects and take whatever actions are possible to minimize the impact.  At present, we do not believe that the disruptions caused by the events in Japan will have a significant impact on our full year results of operations.

Other Significant Developments

In March 2011, we reached new three-year labor agreements, effective June 1, 2011, with the United Auto Workers and United Steel Workers that represent approximately 4,000 Dana employees at twenty facilities in the United States.

Segments

We manage our operations globally through five operating segments.  Our operations serving the light vehicle market primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars.  The operating segments in the light vehicle markets are LVD, Power Technologies and Structures.  Substantially all of the Structures business was sold in the first quarter of 2010.  The Commercial Vehicle and Off-Highway operating segments support the OEMs of on-highway commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the Light Vehicle Driveline (LVD) segment to the Commercial Vehicle segment as the activities of these operations has become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting structure.

Trends in Our Markets

Global Vehicle Production (Full Year)
				Actual
(Units in thousands)	Dana 2011 Outlook			2010	2009
North America
Light Vehicle (Total)	12,600	to	13,000	11,912	8,550
Light Truck (excl. CUV/Minivan)	3,500	to	3,700	3,520	2,330
Medium Truck (Class 5-7)	120	to	150	116	97
Heavy Truck (Class 8)	240	to	250	152	116
Europe (including E. Europe)
Light Vehicle	18,300	to	18,800	18,732	16,300
Medium/Heavy Truck	330	to	350	325	298
South America
Light Vehicle	4,200	to	4,400	4,140	3,650
Medium/Heavy Truck	215	to	230	191	115
Asia Pacific
Light Vehicle	34,000	to	36,000	34,662	28,500
Medium/Heavy Truck	1,400	to	1,550	1,437	1,089
Off-Highway – Global (year-over-year)
Agricultural Equipment	+15	to	+20%	+2 to +5%	-35 to -40%
Construction Equipment	+25	to	+30%	+20 to +25%	-70 to -75%

North America

Light vehicle markets — With gradually improving economic conditions since the second half of 2009 production levels of light vehicles in North America have strengthened.  First quarter 2011 production of around 3.3 million units is 14% higher than last year’s first quarter.  In the light truck pickup, van and sport utility vehicle (SUV) segment where more of our programs are focused, production increased 9% over the first quarter of 2010.  First quarter 2011 production levels are reflective in part of the higher unit sales – with both the overall light vehicle segment and the light truck pickup, van and SUV segment posting sales increases of around 17% over the first quarter of 2010. Light vehicle inventory levels have remained relatively constant with days supply of light vehicles being 53 and 54 for March 31, 2010 and 2011.  Inventory levels in the light truck pickup, van and SUV segment have increased from 70 days supply at March 31, 2010 to 80 days at March 31, 2011.

Repercussions from the recent events in Japan and lingering economic concerns pose some risk to our full year outlook for North American production levels.  Just how quickly Japan-based parts suppliers can return to adequate production levels and whether alternative sourcing of parts can prevent significant parts shortages are uncertain.  On the economic front, a continued weak housing market, recent declines in consumer sentiment and increased fuel prices pose risks to vehicle production levels for the remainder of this year.  At present, we believe an overall improving economy will minimize these risks and our outlook for full year 2011 light vehicle production levels increasing 6 to 9% over 2010 remains unchanged from our February 2011 outlook.  Also unchanged is our outlook for the light truck pickup, van and SUV segment, where we are forecasting production to be in a range of relatively flat to up 5% over 2010.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased since 2009.  Heavy-duty Class 8 truck production of about 52,000 units for the first quarter of 2011 is 48% higher than in the first quarter of 2010, while medium-duty Classes 5-7 production of around 37,000 vehicles in 2011 is up 32%.

Order levels for Class 8 trucks have been especially strong in the first quarter of 2011 and we are not expecting Japan-related events to have a significant impact on our commercial vehicle business.  As a result of higher demand and the continued overall improvement in the economy, we have revised our 2011 outlook for the heavy-duty segment to expected production of 240,000 to 250,000 units versus our previous outlook of 235,000 to 245,000 units, while our medium-duty production outlook for 2011 remains unchanged at 120,000 to 150,000 vehicles.

Markets Outside of North America

Light vehicle markets — An improving global economic environment has favorably impacted production levels in 2010 and 2011 in many of our major markets outside North America.  On an aggregate basis, first quarter 2011 light vehicle production outside North America increased about 3% from the first quarter of 2010.  Production levels in Europe increased about 6% over last year’s first quarter, while South America and Asia Pacific production levels were each up modestly at around 1%. For 2011, our outlook for Europe and South America is unchanged from February 2011.  We expect the light vehicle markets in South America to show continued strength with production levels being 1 to 7% higher than 2010 levels while in Europe we expect production levels to be relatively comparable to 2010.  As a consequence of the recent events in Japan, we have lowered our full year forecast for Asia Pacific by one million units which results in expected vehicle production that would be down slightly to up 4% over 2010.

Medium/heavy vehicle markets — Outside of North America, improved economic conditions have contributed to stronger medium- and heavy-duty truck production since 2009.  European medium/heavy production levels in this year’s first quarter rebounded significantly – more than 90% higher than first quarter 2010.  South America production continued to strengthen – up 7%, while production levels in Asia Pacific were about 10% lower.  For the full year of 2011, our outlook is unchanged from February 2011.   We expect to see continued strengthening in our markets in Europe, with production levels up 2 to 8%, and in South America, with production levels up 13 to 20%.  In Asia Pacific, we expect the relatively strong 2010 markets to continue with 2011 production levels ranging from relatively flat to 8% higher than those experienced last year.

Off-Highway Markets

Our off-highway business has become an increasingly significant component of our total operations.  Unlike our on-highway businesses, our off-highway business is largely concentrated outside of North America, with about two-thirds of its sales coming from Europe and 10% from South America and Asia Pacific combined.  We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling.  Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and are experiencing continued strong demand in 2011.  As with our on-highway commercial vehicle business, we do not expect the events in Japan to significantly affect our off-highway business.  Based on the strengthening of demand in this market, we now expect 2011 demand levels to be up 15 to 20% in the agriculture segment and 25 to 30% in the construction segment, an improvement over our February 2011 outlook for increased demand of 8 to 12% in agriculture and 15 to 20% in construction.

Sales, Earnings and Cash Flow Outlook

	2011
	Outlook	2010	2009
Sales	$7,300+	$6,109	$5,228

Adjusted EBITDA *	$755 to 775	$553	$326

Free Cash Flow **	$175+	$242	$109

*
Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA below.  See item 7 of our 2010 Form 10-K for a reconciliation of 2010 and 2009 adjusted EBITDA to income (loss) before income taxes.

**
Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by (used in) operating activities excluding any bankruptcy claim-related payments, less purchase of property, plant and equipment.  We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations.  Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP.  Free cash flow may not be comparable to similarly titled measures reported by other companies.  See item 7 of our 2010 Form 10-K for a reconciliation of 2010 and 2009 free cash flow to net cash flows provided by operating activities.

With lower sales in 2009 and gradual improvement in 2010, we focused on aggressively right-sizing our costs and improving the profitability of our customer programs.  We also tightened our capital spending and reduced working capital levels.  As sales began improving in 2010, we resisted bringing back much of the cost structure that was eliminated in 2008 and 2009.  The combination of stronger sales levels, cost reductions and improved pricing led to improved profitability and cash flow in 2010.  While we are continuing to make additional cost improvements and restructure the operations in 2011, we are also pursuing the growth initiatives described in the Business Strategy section above.

With increased demand levels in certain of our markets and stronger international currencies, we currently expect full year sales to exceed $7,300 – up from our February 2011 outlook of more than $7,100, and we now expect adjusted EBITDA to be $755 to $775, as compared to our previous outlook of $740 to $760.  Our February outlook included increased sales and earnings resulting from our strategic agreement with SIFCO that was completed in February 2011.  Japan-related events are expected to apply near-term pressure on sales, but we believe the near-term sales reduction will be substantially offset by increased sales later in the year.  There is also some uncertainty associated with fuel prices and light truck mix; however, at present, we do not expect significant impact on many of the key vehicles we supply.  On the cost front, we are closely monitoring the effects of rising steel and other commodity prices.  A substantial portion of increased commodity cost is recoverable through contractual relationships with customers or pricing actions, although there is a time lag associated with such recoveries.  At present, we expect that our cost reduction and recovery initiatives will more than offset the cost pressures of higher commodity prices.

A significant element of this year’s cash flow outlook is expected capital spending of $200 to $250 in 2011 as compared to $120 in 2010.  Our capital spending and restructuring cash requirements continue to be in line with earlier expectations; however, with the improved earnings outlook, we now expect free cash flow of more than $175 – up from the more than $150 outlook provided in February 2011.

Consolidated Results of Operations

Summary Consolidated Results of Operations (First Quarter, 2011 versus 2010)

	Three Months Ended
	March 31,		Increase
	2011	2010	(Decrease)
Net sales	$1,800	$1,508	$292
Cost of sales	1,585	1,368	217
Gross margin	215	140	75
Selling, general and administrative expenses	99	102	(3)
Amortization of intangibles	17	15	2
Restructuring charges, net	30	19	11
Other expense, net	48	13	35

Income (loss) before interest and income taxes	$21	$(9)	$30
Net loss attributable to the parent company	$(30)	$(31)	$1

Sales — The following table shows changes in our sales by geographic region for the quarters ended March 31, 2011 and 2010.

	Three Months Ended			Amount of Change Due To
	March 31,		Increase	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$807	$756	$51	$4	$(83)	$130
Europe	524	369	155	5		150
South America	276	212	64	12	21	31
Asia Pacific	193	171	22	11	(8)	19
Total	$1,800	$1,508	$292	$32	$(70)	$330

First quarter sales increased $292 in 2011 as compared to 2010. The overall strengthening of several international currencies against the U.S. dollar accounted for $32 of the increase. Year-over-year sales were reduced $134 as a result of the sale of our Structural Products business in March 2010, while sales were increased $64 by the strategic agreement with SIFCO that was completed in February 2011. The $330 of organic growth — the change in sales attributable primarily to market volume, pricing and mix, is an increase of 26% over our 2010 sales after adjusting for the effects of the Structural Products divestiture and the SIFCO agreement.

Increased sales in North America during 2011, adjusted for the effects of currency and divestitures, totaled $130 — a 20% increase on 2010 sales adjusted for divestitures. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty production levels were 14% higher in 2011 with production in the light pickup, van and SUV segment — the sector most important to us — being up around 9%. In the medium/heavy truck markets production was up more than 40%. In the off-highway sector, improvement in 2011 demand levels contributed to increase in sales of around 19%.

Excluding currency effects, our first quarter 2011 sales in Europe were 41% higher than in 2010. Our businesses in Europe benefited from medium/heavy vehicle production levels, which were more than 90% higher than last year’s first quarter, and stronger light vehicle production. Higher demand levels in the off-highway markets drove a sales increase of more than 50%.

In South America, sales benefitted by $64 from the SIFCO agreement, more than offsetting the $43 reported in 2010 by the divested Structural Products business. Exclusive of these effects and currency movement, 2011 sales in South America were up 12% versus the first quarter of 2010, primarily as a result of stronger production levels. The organic growth in sales of 11% in Asia Pacific is due principally to higher first quarter 2011 production levels.

Cost of sales and gross margin — Cost of sales decreased to 88.1% of sales in 2011 from 90.7% of sales in 2010. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts. Higher material commodity prices increased 2011 cost of sales. However, a significant portion of this increase was offset by reductions in other material costs. Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $215 (11.9% of sales) in 2011 from $140 (9.3% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $99 (5.5% of sales) as compared to $102 (6.8% of sales) in 2010. The reduced level of expenses is primarily attributable to lower discretionary spending, reduced pension expense and the divestiture of our Structural Products business.

Restructuring charges — Restructuring charges in both 2011 and 2010 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures. In last year’s first quarter, we recognized separation costs associated with the planned closure of our Kalamazoo, Michigan and Yennora, Australia operations along with ongoing costs associated with previously initiated actions. During March 2011, we entered into an agreement settling the lease obligation associated with our Yennora facility. The cost associated with this settlement approximated $20 and was recognized in the first quarter of 2011.

Other expense, net — Other expense was $48 for the quarter ended March 31, 2011 and $13 for the corresponding 2010 period. First quarter 2011 results include a charge of $53 for write-off of unamortized original issue discount and debt issuance costs associated with the refinancing and restructuring of certain debt facilities, as more fully described in Note 11 of the consolidated financial statements in Item 1 of Part I. Partially offsetting this charge was interest income of $7. Other expense in 2010 was due principally to net foreign exchange losses of $12, a net loss on extinguishment of debt of $4 and a loss on the divestiture of the Structural Products business of $5, with interest income of $6 and other items providing a partial offset.

Interest expense — Interest expense in 2011 was $7 less than in 2010, primarily as a result of debt repurchases and repayments over the past year.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax benefit recognized on the pre-tax results in these jurisdictions as a valuation allowance adjustments offset the associated tax benefit or expense. The income tax provision was expense of $31 for the three months ended March 31, 2011 and a benefit of $3 for the three months ended March 31, 2010. The income tax varies from the expected tax expense of $1 and benefit of $12 for the three months ended March 31, 2011 and 2010 at the U.S. federal statutory rate of 35% primarily due to the effects of valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 16 to the financial statements in Item 1 of Part I. During the first quarter of 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2003 and 2003 through 2005 U.S. Internal Revenue Service audit cycles that were settled during the quarter.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase	Currency	Acquisitions and	Organic
March 31,	2011	2010	(Decrease)	Effects	Divestitures	Change
LVD	$673	$548	$125	$14	$	$111
Power Technologies	267	228	39	5		34
Commercial Vehicle	475	331	144	11	64	69
Off-Highway	373	257	116	2		114
Structures	11	144	(133)		(134)	1
Other	1		1			1
Total	$1,800	$1,508	$292	$32	$(70)	$330

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, 2011 sales increases over 2010 in LVD and Power Technologies were 20% and 15%. The higher sales were due primarily to increased light vehicle unit production levels in 2011 across all regions.

Commercial Vehicle sales in 2011 benefited from the inclusion of sales associated with the strategic agreement with SIFCO completed at the beginning of February 2011. After adjusting for SIFCO and the effects of currency movements, sales in this segment were up 21% over 2010. This segment is heavily concentrated in the North American market where first quarter 2011 medium/heavy truck production levels were about 40% higher than the same period of last year. Globally, medium/heavy truck market production was up about 10%.

First quarter 2011 sales in our Off-Highway segment were 45% higher than 2010, principally due to stronger 2011 demand in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in the first quarter of 2010 which accounts for the reduced sales in this segment. First quarter 2011 sales relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in mid-2012.

Segment EBITDA

Three Months Ended			Increase
March 31,	2011	2010	(Decrease)
Segment EBITDA *
Light Vehicle Driveline	$66	$42	$24
Power Technologies	40	27	13
Commercial Vehicle	43	24	19
Off-Highway	41	21	20
Structures		11	(11)
Total Segment EBITDA	190	125	65
Corporate expense and other items, net	(9)	(17)	8
Adjusted EBITDA *	181	108	73
Depreciation and amortization	(76)	(81)	5
Restructuring	(30)	(19)	(11)
Interest expense, net	(12)	(20)	8
Other **	(61)	(23)	(38)
Income (loss) before income taxes	$2	$(35)	$37

*	See discussion of non-GAAP financial measures below.

**
Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 1 of Part I for additional details.

Non-GAAP financial measures — The table above refers to adjusted EBITDA, a non-GAAP financial measure which we have defined as earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.).  The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization.  By using adjusted EBITDA, a performance measure which excludes depreciation and amortization, the comparability of results is enhanced.  Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA.  Adjusted EBITDA should not be considered a substitute for income (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP.   Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. (For a detailed reconciliation of adjusted EBITDA to income (loss) before income taxes see Note 18 to the consolidated financial statements in Item 1 of Part I.)

LVD segment EBITDA of $66 in the first three months of 2011 improved $24 from the same period of 2010 with EBITDA as a percent of sales improving to 9.8% of sales in 2011 from 7.7% in 2010. Higher sales volumes, the result of stronger market production levels, increased earnings by about $21. The remaining improvement in earnings was due principally to cost reductions which more than offset higher material cost of $4.

In Power Technologies, segment EBITDA of $40 in the first quarter of 2011 improved $13 from 2010, pushing EBITDA as a percent of sales from 11.8% in 2010 to 15.0% in 2011. Higher sales volumes from increased production levels contributed about $11 of the increase, along with continued cost reduction efforts.

Commercial Vehicle segment EBITDA in this year’s first quarter was $43, an increase of $19 over the first quarter of 2010. Stronger production levels in this segment's markets added about $8 to segment EBITDA with the SIFCO transaction adding another $6. Increased material commodity costs were more than offset by material cost recoveries and other cost reductions. EBITDA as a percent of sales in 2011 was 9.1%, up from 7.3% in 2010.

In our Off-Highway segment, first quarter 2011 EBITDA of $41 was up $20 from the corresponding period in 2010. Improving market conditions in this business drove stronger sales volume which increased segment EBITDA by about $17. These stronger sales volumes also benefited EBITDA margin which improved to 11.0% in this year’s first quarter from 8.2% last year.

The reduction in Structures segment EBITDA was due principally to the sale of substantially all of this business in the first quarter 2010.

Liquidity

Amended Term Facility refinancing and Revolving Facility amendment — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our Amended Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. In connection with this refinancing, we amended our Revolving Credit and Guaranty Agreement (the Revolving Facility) allowing for the issuance of the Senior Notes.

The Revolving Facility was amended in February (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next eight to ten years and increased our financial flexibility by freeing up debt capacity for growth. See Note 11 of our consolidated financial statements in Item 1 of Part I for additional details.

During March 2011, we replaced our existing European receivables loan agreements and established a new five-year receivables securitization program. As of March 31, 2011, we have obtained lending commitments of €50 ($71 at the March 31, 2011 exchange rate) under the new program. An additional €25 ($35) of commitments was received in April 2011.

Covenants — At March 31, 2011, we were in compliance with the debt covenants under our agreements.

Global liquidity — Our global liquidity at March 31, 2011 was as follows:

Cash and cash equivalents	$837
Less: Deposits supporting obligations	(40)
Available cash	797
Additional cash availability from lines of credit in the U.S. and Europe	349
Total global liquidity	$1,146

Cash commitments are expected to reduce March 31, 2011 global liquidity during the second quarter of this year. The additional investment in DDAC, our China joint venture with Dongfeng Motors, is expected to close during the second quarter of 2011 and utilize cash of approximately $120 and acquiring the axle drive head and assembly business from our Axles India equity affiliate is expected to use $13.

As of March 31, 2011, the consolidated cash balance includes $297 located in the U.S. In addition, our cash balance at March 31, 2011 includes $80 held by less-than-wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements, as well as the business needs of the operations.

Following our issuance of the Senior Notes in January of 2011, the principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the Revolving Facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At March 31, 2011, there was $71 of availability, but no borrowings, under our new European trade receivable securitization program based on the effective borrowing base. At March 31, 2011, we had no borrowings under the Revolving Facility but we had utilized $135 for letters of credit. Based on our borrowing base collateral, we had availability at that date under the Revolving Facility of $278 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $349 under these credit facilities.

Cash Flow

	Three Months Ended
	March 31,
	2011	2010
Cash used for changes in working capital	$(120)	$(21)
Other cash provided by operations	118	66
Net cash flows provided by (used in) operating activities	(2)	45
Net cash provided by (used in) investing activities	(177)	103
Net cash flows used in financing activities	(126)	(70)
Net increase (decrease) in cash and cash equivalents	$(305)	$78

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital, other cash provided by operations was $118 in the first three months of 2011 compared with $66 provided during the first three months of 2010 due primarily to an increased level of operating earnings.

Working capital used cash of $120 in the first three months of 2011, and $21 in last year’s first three months. Higher sales levels in 2011 as compared to 2010 resulted in increased levels of receivables and inventory. Cash of $238 was used in 2011 to finance increased receivables, while cash of $123 was required to fund increased receivables in the first three months of 2010. We used cash of $42 to fund increased inventory levels in the first quarter of 2011, compared to a use of $27 in last year’s first quarter. Partially offsetting the cash use for higher receivables and inventory in the first three months of both 2011 and 2010 was cash provided by increases in accounts payable and other net liabilities of $160 in 2011 and $129 in 2010. Partially offsetting the increased accounts payable and other liabilities associated with higher sales in the first quarter of 2011 was a payment of $25 for satisfaction of an accrued warranty settlement and payments of liabilities accrued at the end of 2010 under our incentive compensation programs.

Investing activities — We used cash of $150 in the first quarter of 2011 in connection with our strategic agreement with SIFCO. Proceeds from the sale of the Structural Products business provided cash of $113 in the first quarter of 2010, with $15 of additional proceeds being received in the first quarter of 2011 under the earn out provisions of the sale agreement. Expenditures for property, plant and equipment in this year’s first three months were $33, as compared to $11 in 2010.

Financing activities — A cash use of $867 was incurred in the first quarter 2011 in connection with the refinancing of term debt. In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750. Cash of $25 was used for issuance costs associated with the 2011 term debt refinancing and restructuring of other financing arrangements. The $70 use of cash in 2010 for financing activities was principally due to repaying term debt with proceeds from the sale of the Structures business.

Contractual Obligations

Preferred dividends accrued but not paid were $15 and $8 at March 31, 2011 and December 31, 2010. In February 2011, the Board of Directors authorized an $8 payment of dividends which was made in April 2011.

In March 2011, we entered into an agreement to settle the remaining lease obligations relating to our Yennora Australia facility which is scheduled to close in 2011. In connection with the settlement, we have recognized $20 of lease termination costs during the first quarter of 2011. The agreement reduces future lease obligations of $46 that were included in our 2010 Form 10-K.

There have been no other material changes at March 31, 2011 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2010 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 14 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates as discussed in Note 1 to our consolidated financial statements in Item 7 of our 2010 Form 10-K and Item 1 of Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk exposures related to changes in interest rates, commodity and foreign currency exchange risk as discussed in Item 7A of our 2010 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2010 Form 10-K for a more complete understanding of the matters covered by the Certifications.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the quarter ended March 31, 2011. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
1/1/11 - 1/31/11	2,660	$18.08
2/1/11 - 2/28/11
3/1/11 - 3/31/11	75,762	18.86

Item 6. Exhibits

 The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: April 27, 2011	By:	/s/ James A. Yost
James A. Yost
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)

101	101.INS XBRL Instance Document*

101.SCH XBRL Schema Document*

101.CAL XBRL Calculation Linkbase Document*

101.LAB XBRL Labels Linkbase Document*

101.PRE XBRL Presentation Linkbase Document*

101.DEF XBRL Definition Linkbase Document*

* XBRL (Extensible Business Reporting Language) information is furnished and not filed, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.