Form 10-Q
period 2011-06-30
DANA HOLDING CORP
filed 2011-07-28
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2011
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

There were 146,992,046 shares of the registrant’s common stock outstanding at July 15, 2011.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dana Holding Corporation
  Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$1,933	$1,526	$3,733	$3,034
Costs and expenses
Cost of sales	1,700	1,357	3,285	2,725
Selling, general and administrative expenses	107	91	206	193
Amortization of intangibles	21	16	38	31
Restructuring charges, net	11	31	41	50
Other income (expense), net	20	12	(28)	(1)
Income before interest and income taxes	114	43	135	34
Interest expense	20	20	39	46
Income (loss) before income taxes	94	23	96	(12)
Income tax expense	(31)	(17)	(62)	(14)
Equity in earnings of affiliates	7	4	11	6
Net income (loss)	70	10	45	(20)
Less: Noncontrolling interests net income	2	1	7	2
Net income (loss) attributable to the parent company	68	9	38	(22)
Preferred stock dividend requirements	7	8	15	16
Net income (loss) available to common stockholders	$61	$1	$23	$(38)

Net income (loss) per share available to parent company common stockholders:
Basic	$0.41	$-	$0.16	$(0.28)
Diluted	$0.32	$-	$0.15	$(0.28)
Weighted-average common shares outstanding
Basic	147	140	146	140
Diluted	215	146	150	140

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$718	$1,090
Marketable securities	58	54
Accounts receivable
Trade, less allowance for doubtful accounts of $11 in 2011 and 2010	1,124	816
Other	176	184
Inventories
Raw materials	387	327
Work in process and finished goods	430	381
Other current assets	98	81
Total current assets	2,991	2,933
Goodwill	112	104
Intangibles	481	352
Investments and other assets	267	238
Investments in affiliates	269	123
Property, plant and equipment, net	1,377	1,351
Total assets	$5,497	$5,101

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$51	$167
Accounts payable	1,021	779
Accrued payroll and employee benefits	148	144
Accrued restructuring costs	39	28
Taxes on income	53	38
Other accrued liabilities	246	251
Total current liabilities	1,558	1,407
Long-term debt	867	780
Pension and postretirement obligations	746	740
Other noncurrent liabilities	401	388
Total liabilities	3,572	3,315
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 and 5,311,298 shares outstanding	511	520
Common stock, $0.01 par value, 450,000,000 shares authorized, 146,866,944 and 144,126,032 outstanding	1	1
Additional paid-in capital	2,637	2,613
Accumulated deficit	(1,166)	(1,189)
Treasury stock, at cost (512,004 and 379,631 shares)	(7)	(4)
Accumulated other comprehensive loss	(397)	(496)
Total parent company stockholders' equity	1,821	1,687
Noncontrolling equity	104	99
Total equity	1,925	1,786
Total liabilities and equity	$5,497	$5,101

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2011	2010
Cash flows − operating activities
Net income (loss)	$45	$(20)
Depreciation	110	123
Amortization of intangibles	45	38
Amortization of deferred financing charges and original issue discount	4	13
Loss on sale of business		5
Loss on extinguishment of debt	53	4
Reorganization-related tax claim payment		(75)
Deferred income taxes	4	(6)
Pension expense in excess of contributions	2	9
Change in working capital	(172)	33
Other, net	(11)	(2)
Net cash flows provided by operating activities	80	122

Cash flows − investing activities
Purchases of property, plant and equipment	(71)	(26)
Acquisition of business	(163)
Payments to acquire interest in equity affiliates	(124)
Proceeds from sale of businesses	15	113
Other	(11)	2
Net cash flows provided by (used in) investing activities	(354)	89

Cash flows − financing activities
Net change in short-term debt	12	13
Proceeds from long-term debt	763	1
Repayment of long-term debt	(872)	(88)
Deferred financing payments	(26)
Dividends paid to preferred stockholders	(15)	(16)
Dividends paid to noncontrolling interests	(3)	(2)
Other	7	1
Net cash flows used in financing activities	(134)	(91)

Net increase (decrease) in cash and cash equivalents	(408)	120
Cash and cash equivalents − beginning of period	1,090	888
Effect of exchange rate changes on cash balances	36	(11)
Cash and cash equivalents − end of period	$718	$997

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated
Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Restructuring of Operations

4.	Goodwill and Other Intangible Assets

5.	Capital Stock

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Comprehensive Income (Loss)

10.	Cash Deposits and Marketable Securities

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income (Expense), Net

17.	Segments

18.	Equity Affiliates

Notes to Consolidated Financial Statements (Unaudited)
(In millions, except share and per share amounts)

Note 1.  Organization and Summary of Significant Accounting Policies

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007.  As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal management products) and genuine service parts for vehicle manufacturers, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

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

Segments — The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the Light Vehicle Driveline (LVD) segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting structure.  See Note 17 for segment results.

Marketable securities — During the second quarter of 2011, we determined that marketable securities having original maturities greater than 90 days had been incorrectly reported as cash and cash equivalents in prior periods.  As a result, there was an overstatement of cash and cash equivalents and understatement of marketable securities of $44 at December 31, 2010 and of $47 at March 31, 2011 and an understatement of $3 in cash used in investing activities for the three months ended March 31, 2011.   With respect to the amounts reported for the six months ended June 30, 2010, the $59 overstatement of December 31, 2009 cash and cash equivalents increased to $62 during the period, causing a $3 overstatement of cash flows provided by investing activities.

In our 2010 Form 10-K, the cash and cash equivalents reported as of December 31, 2007 and 2008 and January 31, 2008 were overstated by $46, $79 and $50 with corresponding understatements of marketable securities.  As a result, the reported cash provided by (used in) investing activities for the one month ended January 31, 2008, the eleven months ended December 31, 2008 and the years ended December 31, 2009 and 2010 of $77, $(221), $(98) and $2 should have been $74, $(250), $(78) and $17.  Amounts reported in prior periods have been revised in the accompanying financial statements and the related notes. These revisions were not considered material to the current period or to the prior periods to which they relate.

We classify our investments in marketable securities as available for sale.  Available-for-sale securities are recorded at fair value with unrealized gains and losses recorded in accumulated other comprehensive income (loss) (AOCI) until realized.  Realized gains and losses are recorded using the specific identification method.

Marketable securities are classified in Level 1 if quoted prices are available for those securities in active markets.  If quoted market prices are not available, we determine fair values using prices from quoted prices of similar securities.  Such securities are generally classified in Level 2.  Our fixed income U.S. government agencies securities and certificates of deposit are classified in Level 2.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have an impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.

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

This agreement is being accounted for as a business combination.  The aggregate fair value of the net assets acquired equals the $150 paid to SIFCO with $145 allocated to customer relationships, $25 allocated to fixed assets and $20 allocated to embedded lease obligations.  The customer relationships intangible asset will be amortized and the fixed assets will be depreciated on a straight-line basis over 10 years.  The embedded lease obligations are being amortized using the effective-interest method over the 10 year useful lives of the related fixed assets.  The purchase price allocation is based on preliminary third party valuation estimates and subject to adjustment as the valuation is finalized.

Operating results attributable to our agreement with SIFCO are reported in our Commercial Vehicle segment.  We have included revenue of $173 and pre-tax income of $8 in our results of operations since February 1, 2011.  Supplemental pro forma information for periods prior to the acquisition has not been provided for the SIFCO agreement.  Based on the nature, scope and transitional provisions of the agreement with SIFCO, the preparation of supplemental pro forma information is not practicable.

Dongfeng Dana Axle — In June 2011, we purchased an additional 46% interest in Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China from Dongfeng Motor Co., Ltd. and certain of its affiliates for $124 plus $3 of transaction costs.  Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC.

In connection with our increase in ownership, DDAC entered into an agreement with a Dongfeng Motor affiliate that provides for reductions in the selling price of goods sold by DDAC to such affiliate for a period of up to four years if the earnings of DDAC surpass specified targets.  Dana's share of DDAC's earnings could be reduced by an amount not to exceed $20.  We have concluded that the impact of this agreement comprises contingent consideration and have preliminarily recorded $5 as the fair value of the contingent consideration.

Our additional investment in DDAC, inclusive of fees and contingent consideration was recorded at its fair value of $132, an excess of $72 over the corresponding DDAC book value.  This fair value increase has preliminarily been allocated as follows:  (1) property, plant and equipment of $21; (2) amortizable intangible assets of $12; (3) inventories of $1; (4) goodwill of $60; and (5) deferred tax liabilities of $22.  The increase in basis related to property, plant and equipment will be depreciated on a straight-line basis over the remaining useful lives of the assets ranging from 10 to 45 years.  The amortizable intangible assets will be amortized on a straight-line basis over the remaining useful lives of the assets ranging from four to 15 years.  The purchase price allocation is based on preliminary third party valuation estimates and subject to adjustment as the valuations are finalized.

As a result of increasing our investment in DDAC from 4% to 50%, the accounting for our historical investment in DDAC has been retroactively adjusted from the cost to the equity method.  The retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 from amounts previously reported for each of the years ended December 31, 2010 and 2009, and had a de minimis impact on the amount previously reported for the year ended December 31, 2008.  In addition, the retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 for the six months ended June 30, 2011.

The following unaudited pro forma information presents the results of operations of Dana as if the additional 46% investment in DDAC had taken place at January 1, 2010.  The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations of Dana that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future results of operations of Dana.

	Six Months Ended June 30,
	2011	2010
Net income (loss)
As reported	$45	$(20)
Pro forma	$50	$(15)

Net income (loss) attributable to the parent company
As reported	$38	$(22)
Pro forma	$43	$(17)

Net income (loss) available to common stockholders
As reported	$23	$(38)
Pro forma	$28	$(33)

Net income (loss) per share - Basic
As reported	$0.16	$(0.28)
Pro forma	$0.19	$(0.24)

Net income (loss) per share - Diluted
As reported	$0.15	$(0.28)
Pro forma	$0.19	$(0.24)

Axles India — In June 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13.  This business is expected to contribute approximately $50 to our annual sales.

This transaction is being accounted for as a business combination.  The valuation of the specific assets acquired and liabilities assumed has not been completed.  We expect the aggregate fair value of the net assets acquired to approximate the $13 paid to AIL.  The estimated fair values of major assets acquired and liabilities assumed are as follows:  inventories of $3; equipment of $5; intangible assets of $8; and accounts payable of $3.  The purchase price allocations are preliminary and subject to adjustment as the valuations are finalized.

Divestiture of Structural Products business — We sold substantially all of our Structural Products business in 2010.  Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds.  In the first quarter of 2011, we received the earn-out payment of $15.  We expect payment of substantially all of the remaining $15 before the fourth quarter of 2011.

Other — We are negotiating the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets.  Sales of the business approximated $59 in 2010.  The assets of the business approximate $20, including $8 of property, plant and equipment, and liabilities approximate $10.  These amounts are not material for reporting as items held for sale at June 30, 2011.

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

In the second quarter of 2010, we approved certain additional business realignment and headcount reduction initiatives, primarily in our European and Venezuelan operations.  Including costs associated with previously announced initiatives, we expensed $50 for restructuring actions during the first half of 2010, including $34 of severance and related benefit costs, $11 of exit costs and $5 of accelerated depreciation/impairment costs.

During the first quarter of 2011, we reached an agreement with the lessor to settle our LVD facility lease in Yennora, Australia.  Under the terms of the agreement, we recognized $20 of lease termination costs during the first quarter.  Additionally, during the first quarter of 2011, we announced the planned closure of our LVD manufacturing facility in Marion, Indiana and the consolidation of the associated manufacturing activity in other North American facilities.  Including costs of these actions and of previously announced initiatives, we expensed $30 during the first quarter of 2011, including $1 of severance and related benefit costs, $28 of exit costs and $1 of accelerated depreciation/impairment cost.

During the second quarter of 2011, we incurred pension settlement costs associated with the previously announced closure of certain of our Canadian operations (see Note 8).  Including costs of these actions and previously announced initiatives, we expensed $11 during the second quarter of 2011, including $7 of severance and related benefit costs, $3 of exit costs and $1 of accelerated depreciation/impairment cost.

Restructuring charges and related payments and adjustments –

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at March 31, 2011	$18	$-	$23	$41
Activity during the period:
Charges to restructuring	8	1	3	12
Adjustments of accruals	(1)			(1)
Non-cash write-off		(1)		(1)
Pension settlements	(4)			(4)
Cash payments	(5)		(4)	(9)
Currency impact	1			1
Balance at June 30, 2011	$17	$-	$22	$39

Balance at December 31, 2010	$24	$-	$4	$28
Activity during the period:
Charges to restructuring	11	2	31	44
Adjustments of accruals	(3)			(3)
Non-cash write-off		(2)		(2)
Pension settlements	(5)			(5)
Cash payments	(11)		(13)	(24)
Currency impact	1			1
Balance at June 30, 2011	$17	$-	$22	$39

At June 30, 2011, the accrued employee termination benefits relate to the reduction of approximately 400 employees to be completed over the next two years.  The exit costs relate primarily to lease terminations.  We estimate cash expenditures to approximate $33 in 2011 and $6 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2011	2011	to Date	Complete
LVD	$46	$31	$77	$15
Power Technologies	14	1	15	2
Commercial Vehicle	42	6	48	13
Off-Highway	6		6	2
Structures		3	3	3
Total	$108	$41	$149	$35

The remaining cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4.  Goodwill and Other Intangible Assets

Changes in goodwill — Our goodwill balance of $112 at June 30, 2011 is related to the Off-Highway segment.  The euro-denominated asset increased by $8 during the first half of 2011 as a result of foreign currency translation.  In the first half of 2010, the weakening of the euro caused the goodwill balance to decrease by $16.

Components of other intangible assets —

	Weighted	June 30, 2011			December 31, 2010
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$97	$(51)	$46	$94	$(43)	$51
Trademarks and trade names	17	4	(1)	3	4	(1)	3
Customer relationships	8	583	(224)	359	412	(179)	233
Other intangibles	8	8		8
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$757	$(276)	$481	$575	$(223)	$352

Other intangibles represent the preliminary valuation of intangible assets related to our acquisition of the axle drive head and final assembly business of our Axles India Limited equity affiliate.  The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2011 were as follows: LVD — $17, Power Technologies — $42, Commercial Vehicle — $293 and Off-Highway — $129.

Amortization expense related to the amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Charged to cost of sales	$3	$3	$7	$7
Charged to amortization of intangibles	21	16	38	31
Total amortization	$24	$19	$45	$38

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2011 exchange rates.  Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder
	of 2011	2012	2013	2014	2015

Amortization expense	$46	$93	$93	$60	$28

Note 5.  Capital Stock

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) have been accrued from the issue date and are payable in cash as approved by the Board of Directors.  Preferred dividends accrued at June 30, 2011 were $7 related to the quarter ended June 30, 2011.

During the first half of 2011, holders of 90,099 shares of Series B Preferred Stock elected to convert those preferred shares into common stock and received 760,945 shares.  The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stock holders.  Based on the market price of Dana common stock on the date of conversion, the total fair value of the conversions was $14.

Note 6.  Earnings per Share

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Weighted-average number of shares outstanding - basic	146.7	140.3	146.0	139.9
Employee compensation-related shares, including stock options	3.4	5.8	3.7
Conversion of preferred stock	64.7
Weighted-average number of shares outstanding - diluted	214.8	146.1	149.7	139.9

Basic income per share is calculated by dividing the net income available to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding.  The outstanding common shares computation excludes any shares held in treasury.

The share count for diluted income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period.  We excluded 0.5 million and 1.4 million CSEs from the calculations of diluted earnings per share for the quarters ended June 30, 2011 and 2010 and 0.4 million and 1.9 million CSEs from the calculations of diluted earnings per share for the six months ended June 30, 2011 and 2010 as the effect of including them would have been anti-dilutive.  In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.7 million for the six-month period in 2010 due to the dilutive effect of the loss for the period.

We excluded 66.2 million CSEs related to the assumed conversion of the preferred stock for the quarter ended June 30, 2010 and 65.5 and 66.2 million CSEs for the six-month periods in 2011 and 2010.  The effect of the conversion of the preferred stock would be anti-dilutive for those periods.

Note 7.  Stock Compensation

Our Board of Directors approved the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) shown in the table below during the first half of 2011 under the 2008 Omnibus Incentive Plan.

		Weighted-average
	Granted	Per Share	Grant Date
	(In millions)	Exercise Price	Fair Value
Stock options	0.6	$17.52	$9.82
SARs	0.1	$17.80	$10.00
RSUs	0.9		$17.31
PSUs	0.2		$17.80

Stock options and SARs related to 1.8 million shares were exercised and 0.2 million shares were forfeited in the first half of 2011.  We received $10 of cash from the exercise of stock options and we paid $4 of cash to settle SARs, RSUs and PSUs during the first half of 2011.  We also issued 0.2 million shares related to PSUs based on achievement of our 2010 performance goals and 0.2 million in RSUs based on vesting.

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

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.64%	2.67%
Expected volatility	58.08%	58.20%

We recognized stock compensation expense of $5 and $3 during the second quarter of 2011 and 2010 and $8 and $6 during the first half of 2011 and 2010.  At June 30, 2011, the total unrecognized compensation cost related to the non-vested portions of all stock based awards granted and expected to vest over the next 0.1 to 2.8 years was $25.  This cost is expected to be recognized over a weighted-average period of 1.0 year.

Note 8.  Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.  Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2011		2010		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Interest cost	$22	$3	$26	$5	$2	$2
Expected return on plan assets	(26)	(1)	(24)	(2)
Service cost		2		1
Amortization of net actuarial loss	5		3
Net periodic benefit cost before curtailments and settlements	1	4	5	4	2	2
Settlement loss		4		1
Net periodic benefit cost	$1	$8	$5	$5	$2	$2

Six Months Ended June 30,
Interest cost	$46	$7	$52	$9	$4	$4
Expected return on plan assets	(52)	(2)	(48)	(3)
Service cost		3		2
Amortization of net actuarial loss	10		6
Net periodic benefit cost before curtailments and settlements	4	8	10	8	4	4
Curtailment gain						(1)
Settlement loss		5		1
Net periodic benefit cost	$4	$13	$10	$9	$4	$3

During the first half of 2011, we continued to settle portions of our Canadian retiree pension benefit obligations by making lump-sum payments and by purchasing non-participating annuity contracts to cover vested benefits.  As a result of these actions, we reduced the benefit obligations by $75 and also reduced the fair value of plan assets by $75.  The related settlement loss of $5 was included in restructuring charges.

Note 9.  Comprehensive Income (Loss)

The following table presents changes in consolidated equity attributable to parent and noncontrolling interests:

	2011			2010
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity

Balance, March 31	$1,712	$102	$1,814	$1,623	$101	$1,724
Net income	68	2	70	9	1	10
Currency translation adjustments	32	1	33	(64)		(64)
Defined benefit plans	9		9	4		4
Unrealized investment gains and other	1		1	3		3
Other comprehensive income (loss)	42	1	43	(57)		(57)
Total comprehensive income (loss)	110	3	113	(48)	1	(47)
Other changes in equity:
Preferred stock dividends	(7)		(7)	(8)		(8)
Stock compensation	6		6	5		5
Dividends declared		(1)	(1)		(4)	(4)
Ending Balance, June 30	$1,821	$104	$1,925	$1,572	$98	$1,670

	2011			2010
Six Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity

Balance, December 31	$1,687	$99	$1,786	$1,680	$100	$1,780
Net income (loss)	38	7	45	(22)	2	(20)
Currency translation adjustments	83	1	84	(92)	1	(91)
Defined benefit plans	15		15	6		6
Reclassification to net loss of divestiture's cumulative translation adjustment				10		10
Unrealized investment gains (losses) and other	1		1	(1)		(1)
Other comprehensive income (loss)	99	1	100	(77)	1	(76)
Total comprehensive income (loss)	137	8	145	(99)	3	(96)
Other changes in equity:
Preferred stock dividends	(15)		(15)	(16)		(16)
Stock compensation	12		12	7		7
Dividends declared		(3)	(3)		(5)	(5)
Ending Balance, June 30	$1,821	$104	$1,925	$1,572	$98	$1,670

The noncontrolling interests net income reported for the first half of 2011 includes a $3 charge to correct the amounts reported in 2010.  This amount is not material to the current period or to the prior periods to which it relates.

Note 10.  Cash Deposits and Marketable Securities

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents.  For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit.  Accordingly, these deposits are not considered to be restricted.

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$197	$419	$616
Cash and cash equivalents held as deposits	3	35	38
Cash and cash equivalents held at less than wholly-owned subsidiaries		64	64
Balance at June 30, 2011	$200	$518	$718

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

The following table summarizes information regarding marketable securities:

	June 30, 2011			December 31, 2010
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Value	Cost	Gains	Value

U.S. government and agencies	$25	$-	$25	$23	$-	$23
Corporate equity securities	5	4	9	5	3	8
Certificates of deposit	12		12	15		15
Mutual funds	12		12	8		8
Total marketable securities	$54	$4	$58	$51	$3	$54

U.S. government agencies securities and certificates of deposit maturing in one year or less and maturing after one year through five years total $12 and $25 at June 30, 2011.

Dana realized proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities in the three months and six months ended June 30 of $2 and $7 in 2011 and $8 and $15 in 2010.  The related gains and losses realized on this activity were de minimis.

Note 11.  Financing Agreements

Senior notes — In January 2011, we completed the sale of $400 in senior unsecured notes at 6.50%, due February 15, 2019 (the 2019 Notes) and $350 in senior unsecured notes at 6.75%, due February 15, 2021 (the 2021 Notes) (collectively, the Senior Notes).  Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011.  Net proceeds of the offerings totaled approximately $733, net of the underwriting commission of $15 and fees of $2.  The underwriting commission and debt issue costs were recorded as deferred costs and will be amortized to interest expense over the life of the Senior Notes.  The net proceeds, plus cash and cash equivalents on hand of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our existing Term Facility.  In connection with the sale of the Senior Notes, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to loss on extinguishment of debt.

At any time on or after February 15, 2015, we may redeem some or all of the Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 15 of the years set forth below:

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

At June 30, 2011, we had $750 principal amount of Senior Notes outstanding.  There were no borrowings under the New Revolving Facility but we had utilized $85 for letters of credit.  The weighted-average interest rate on the Senior Notes was 6.62% at June 30, 2011.  Based on our borrowing base collateral of $432, we had potential availability at that date under the New Revolving Facility of $347 after deducting the outstanding letters of credit.

European receivables loan facility — In March 2011, we terminated our previous European receivables loan agreements and established a new five-year €75 ($109 at the June 30, 2011 exchange rate) receivables securitization program.    Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.  At June 30, 2011, we had potential availability of $99 based on the effective borrowing base.  Deferred fees of less than $1 on the former agreement were charged to loss on extinguishment of debt and new fees of $2 were deferred and are being charged to interest expense over the term of the program.

Advances under the program will bear interest based on the London Interbank Offered Rate (LIBOR) applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined).  All advances are to be repaid in full by March 2016.  Dana will pay a fee on any unused amount of the program, in addition to other customary fees.  The program is subject to customary representations and warranties, covenants and events of default.  As of June 30, 2011, we had no borrowings under this program.

Debt covenants — At June 30, 2011, we were in compliance with the covenants of our debt agreements.  Under the New Revolving Facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Note 12.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate.  Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
June 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$109	$-	$-	$109
Marketable securities - current asset	58	21	37
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	2		2

December 31, 2010
Notes receivable - noncurrent asset	$103	$-	$-	$103
Marketable securities - current asset	54	16	38
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	5		5

Foreign currency derivatives — The total notional amounts of outstanding foreign currency derivatives as of June 30, 2011 and December 31, 2010 were $80 and $108 comprised of currency forward contracts involving the exchange of U.S. dollars, euros, British pounds, Canadian dollars, Swiss francs, Swedish krona, Japanese yen, Hungarian forints, South African rand and Indian rupees as well as a cross-currency swap involving the exchange of Australian dollars and South African rand.  At June 30, 2011, currency forward contracts with notional amounts of $48 were designated as cash flow hedges.

Amounts to be reclassified to earnings — Deferred gains at June 30, 2011 and losses at December 31, 2010 reported in AOCI include de minimis amounts expected to be reclassified to earnings during the next twelve months.  Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2011 market rates.  A de minimis amount was reclassified from AOCI to earnings in the first half of 2011.

Changes in Level 3 recurring fair value measurements —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Notes receivable	2011	2010	2011	2010
Beginning of period	$106	$94	$103	$94
Accretion of value (interest income)	3	3	6	5
Note sold in Structures sale				(2)
End of period	$109	$97	$109	$97

Substantially all of the notes receivable balance consists of one note, due 2019, obtained in connection with a divestiture in 2004.  Its fair value is adjusted each quarter to the lower of its callable value or its market value, which is based on the publicly traded debt of the operating subsidiary of the obligor.  The fair value of the note at June 30, 2011 and December 31, 2010 approximated the callable value and we believe that the note will be paid in full at the end of the term or sooner.

Fair value measurements on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis.  These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Note 13.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 27,000 active pending asbestos personal injury liability claims at June 30, 2011 versus 30,000 at December 31, 2010.  In addition, approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $96 for indemnity and defense costs for settled, pending and future claims at June 30, 2011, compared to $101 at December 31, 2010.  We use a fifteen-year time horizon for our estimate of this liability.

     At June 30, 2011, we had recorded $51 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2010.  The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers.  We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis.  The financial strength of these insurers is reviewed at least annually with the assistance of a third party.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

     During the quarter ended June 30, 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery.  As a result, other income includes a $6 credit for this recovery of past outlays related to asbestos claims.  During the first half of 2010, we recorded $1 of expense (before tax) ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily related to asbestos receivables at December 31, 2009.  These adjustments were not considered material to the reporting periods in 2010 or to the prior periods to which they relate.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2011 and December 31, 2010, with no recovery expected from third parties at either date.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $12 at June 30, 2011 and $13 at December 31, 2010.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.  Other accounts receivable included $1 recoverable from an insurer at both dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date).  On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for future distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  These shares are being distributed as the disputed and unliquidated claims are resolved.  Since emergence, we have issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $558), increasing the total shares issued to 94 million (valued in reorganization at $2,186) for unsecured claims of approximately $2,266.  The corresponding decrease in the disputed claims reserve leaves approximately 4 million shares (valued in reorganization at $84).  All previously disputed and unliquidated claims have been settled.  Accordingly the 4 million remaining shares will be distributed to the holders of the previously allowed general unsecured claims in Class 5B.

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

Note 14.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold.  We record the liability based on our estimate of costs to settle future claims.  Adjustments are made as new information becomes available.  Changes in our warranty liabilities are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$85	$82	$85	$83
Amounts accrued for current period sales	15	12	25	24
Adjustments of prior accrual estimates		2	1	3
Settlements of warranty claims	(10)	(11)	(23)	(24)
Currency impact and other	2	(2)	4	(3)
Balance, end of period	$92	$83	$92	$83

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen.  Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

Note 15.  Income Taxes

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

We reported income tax expense of $31 and $17 for the quarters ended June 30, 2011 and 2010 and $62 and $14 for the respective six month periods.  The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, non-deductible expenses, different statutory rates outside of the U.S. and withholding taxes related to expected repatriations of international earnings to the U.S.

We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit.  Net interest expense for the periods presented herein is de minimis.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested.  Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings.  We recognized an expense of $1 for both of the quarters ended June 30, 2011 and 2010 and $1 and $3 for the respective six month periods.

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

Note 16.  Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$6	$7	$13	$13
Foreign exchange gain (loss)	1	2	(2)	(10)
Loss on extinguishment of debt			(53)	(4)
Loss on sale of Structural Products business				(5)
Other	13	3	14	5
Other income (expense), net	$20	$12	$(28)	$(1)

As discussed in Note 11 above, the losses on extinguishment of debt resulted primarily from repayment of our Term Facility debt.  The losses represent the OID and deferred financing fees written off in connection with early payments of principal and modifications of our borrowing programs.  As discussed in Note 13 above, a recovery finalized in June 2011 of past outlays related to asbestos claims resulted in a $6 credit to other income.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above.  Foreign exchange gains and losses on loans that are permanently invested are reported in other comprehensive income (loss).  Foreign exchange loss for the first half of 2010 also includes a charge of $3 resulting from the devaluation of the Venezuelan bolivar.

Note 17.  Segments

The components that management establishes for purposes of making decisions about an enterprise's operating matters are referred to as "operating segments."  We manage our operations globally through five operating segments – two on-highway segments, Light Vehicle Driveline (LVD) and Commercial Vehicle, Off-Highway, Power Technologies and Structures.  The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the LVD segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting structure.

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
We used the following information to evaluate our operating segments:

	2011			2010
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
June 30,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$654	$53	$60	$621	$48	$64
Power Technologies	269	7	37	234	7	35
Commercial Vehicle	583	30	55	364	22	39
Off-Highway	414	16	51	287	10	25
Structures	13		1	18		(3)
Eliminations and other		(106)		2	(87)
Total	$1,933	$-	$204	$1,526	$-	$160

Six Months Ended
June 30,
LVD	$1,327	$109	$126	$1,169	$92	$106
Power Technologies	536	14	77	462	13	62
Commercial Vehicle	1,058	59	98	695	44	63
Off-Highway	787	31	92	544	18	46
Structures	24		1	162	2	8
Eliminations and other	1	(213)		2	(169)
Total	$3,733	$-	$394	$3,034	$-	$285

The following table reconciles segment EBITDA to consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Segment EBITDA	$204	$160	$394	$285
Corporate expense and other items, net	(3)	(6)	(12)	(23)
Depreciation	(55)	(61)	(110)	(123)
Amortization of intangibles	(24)	(19)	(45)	(38)
Restructuring	(11)	(31)	(41)	(50)
Loss on extinguishment of debt			(53)	(4)
Other expenses			(4)
Loss on sale of assets, net		(1)	(1)	(6)
Stock compensation expense	(2)	(3)	(4)	(5)
Foreign exchange on intercompany loans,
Venezuelan currency devaluation and market value adjustments on forwards	(1)	(3)	(2)	(15)
Interest expense	(20)	(20)	(39)	(46)
Interest income	6	7	13	13
Income (loss) before income taxes	$94	$23	$96	$(12)

Note 18.  Equity Affiliates

Equity Affiliates — At June 30, 2011, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts, wheel-end braking systems and all-wheel drive systems — supplied to OEMs.

The following table reflects our ownership percentages and the balances of equity method investments exceeding $5 at June 30, 2011:

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$140
GETRAG entities (1)	42% to 49%	77
Bendix Spicer Foundation Brake, LLC	20%	29
Axles India Limited	48%	7
All others as a group	Various	11
Investments in equity affiliates		264
Investment in affiliates carried at cost	Various	5
Investment in affiliates		$269

(1) Dana owns 49% of GETRAG Corporation and 42% of GETRAG Dana Holding GmbH

The following table presents summarized financial information for the GETRAG entities:

	Six Months Ended June 30,
	2011	2010
Sales	$400	$320
Gross profit	$56	$50
Pre-tax income	$24	$23
Net income	$15	$15
Parent company equity earnings in affiliate	$5	$6

On July 27, 2011, we entered into definitive agreements to sell our equity interests in GETRAG Corporation and GETRAG Dana Holding GmbH for $136.  As of June 30, 2011, our investment balances in the GETRAG entities totaled $77.  We will continue to record our share of equity in earnings of the GETRAG entities through the closing date of the transactions.  We anticipate the transactions will be completed by September 30, 2011.

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007.  As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.  At June 30, 2011, we employed approximately 24,000 people, operated in 26 countries and had 93 major manufacturing/distribution, engineering and office facilities around the world.

In the first half of 2011, 44% of our sales came from North American operations and 56% from operations throughout the rest of the world.  We manage our operations globally through five operating segments – two on-highway segments, Light Vehicle Driveline (LVD) and Commercial Vehicle, Off-Highway, Power Technologies and Structures.

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

Strengthening the competitiveness of our products — Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities.  In 2010, we combined our light and heavy vehicle products' North American engineering centers allowing us the opportunity to better share technologies among our businesses.  New engineering facilities in India and China that are in the process of construction will more than double our engineering presence in the Asia Pacific region with state-of-the-art design and test capabilities that globally support each of our businesses.

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China.  In addition to new engineering facilities in India and China, during the second quarter of 2011 a new hypoid gear manufacturing facility in India began production and we completed two transactions – our planned investment in our China-based joint venture with Dongfeng and the acquisition of the axle drive head and final assembly business from our Axles India joint venture – which significantly increase our commercial vehicle driveline presence in the region.  We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets.  In South America, our strategic agreement with SIFCO completed earlier this year makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have established a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting future aftermarket revenues of 20% of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify "bolt-on" acquisition opportunities like the strategic agreement with SIFCO and the Axles India acquisition completed this year that have a strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings.  Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

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

Dongfeng Dana Axle — In June 2011, we paid $124 to increase our equity investment in Dongfeng Dana Axle Co., Ltd. (DDAC) from 4% to 50%.  Our investment in DDAC is being accounted for on the equity method.  DDAC is the primary supplier of truck axles to Dongfeng Motor Co., Ltd.  DDAC offers a complete range of truck axles in the Chinese market, including drive, steer, tandem, and hub-reduction axles for light-, medium-, and heavy-duty trucks, as well as buses.

Axles India — In June 2011, we acquired the axle drive head and final assembly business of our Axles India Limited equity affiliate for $13.  This business is expected to contribute approximately $50 to our annual sales.

Sale of the Structural Products Business

We sold substantially all of our Structural Products business in 2010.  Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. In the first quarter of 2011, we received the earn-out payment of $15.  We expect payment of substantially all of the remaining $15 before the fourth quarter of 2011.

Consequences of Recent Events in Japan

The effects of the earthquake and tsunami in Japan in this year’s first quarter did not significantly impact our operating capabilities.  Our sealing manufacturing operation in Yamato, Japan suffered minimal physical damage and was capable of operating at full production capability shortly thereafter.  The operational capabilities of certain of our customers, however, were adversely impacted directly or as a result of Japan-based supplier part shortages.  The estimated reduction in our second quarter sales as a result of these Japan-related events was $50, most of which we expect to recover during the second half of this year as our effected customers ramp up production.

Other Significant Developments

In March 2011, we reached new three-year labor agreements, effective June 1, 2011, with the United Auto Workers and United Steel Workers that represent approximately 4,000 Dana employees at twenty facilities in the United States.

On July 27, 2011, we entered into definitive agreements to sell our equity interests in GETRAG Corporation and GETRAG Dana Holding GmbH for $136.  As of June 30, 2011, our investment balances in the GETRAG entities totaled $77.  We will continue to record our share of equity in earnings of the GETRAG entities through the closing date of the transactions.  We anticipate the transactions will be completed by September 30, 2011.

Segments

We manage our operations globally through five operating segments.  Our LVD, Power Technologies and Structures segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, sport utility vehicles, crossover utility vehicles, vans and passenger cars.  Substantially all of the Structures business was sold in the first quarter of 2010.  The Commercial Vehicle and Off-Highway operating segments support the OEMs of on-highway commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2011 Outlook			2010	2009
North America
Light Vehicle (Total)	12,600	to	13,000	11,912	8,550
Light Truck (excl. CUV/Minivan)	3,500	to	3,700	3,520	2,330
Medium Truck (Class 5-7)	120	to	150	116	97
Heavy Truck (Class 8)	260	to	270	152	116
Europe (including E. Europe)
Light Vehicle	19,500	to	19,800	18,732	16,300
Medium/Heavy Truck	400	to	430	325	298
South America
Light Vehicle	4,200	to	4,400	4,140	3,650
Medium/Heavy Truck	215	to	230	191	115
Asia Pacific
Light Vehicle	33,000	to	34,000	34,662	28,500
Medium/Heavy Truck	1,400	to	1,550	1,437	1,089
Off-Highway – Global (year-over-year)
Agricultural Equipment	+15	to	+20%	+2 to +5%	-35 to -40%
Construction Equipment	+25	to	+30%	+20 to +25%	-70 to -75%

North America

Light vehicle markets — With gradually improving economic conditions since the second half of 2009 production levels of light vehicles in North America have strengthened.  First half 2011 production of around 6.4 million units is 8% higher than last year’s first half.  In the light truck pickup, van and sport utility vehicle (SUV) segment where more of our programs are focused, production also increased 8% over the first half of 2010.  First half 2011 production levels are reflective in part of the higher unit sales – with both the overall light vehicle segment and the light truck pickup, van and SUV segment posting sales increases of around 10% over the first half of 2010. Light vehicle inventory levels have remained relatively constant with days supply of light vehicles being 55 and 54 for June 30, 2010 and 2011.  Inventory levels in the light truck pickup, van and SUV segment have increased from 69 days supply at June 30, 2010 to 85 days at June 30, 2011.

On the economic front, a continued weakness in the housing market, low consumer sentiment, high unemployment levels and volatile fuel prices pose risks to vehicle production levels for the remainder of this year.  At present, we believe an overall stable, moderately improving economy will minimize these risks and our outlook for full year 2011 light vehicle production levels increasing 6 to 9% over 2010 remains unchanged from our April 2011 outlook.  Also unchanged is our outlook for the light truck pickup, van and SUV segment, where we are forecasting production to be in a range of relatively flat to up 5% over 2010.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased since 2009.  Heavy-duty Class 8 truck production of about 114,000 units for the first half of 2011 is 62% higher than in the first half of 2010, while medium-duty Classes 5-7 production of around 79,000 vehicles in 2011 is up 38%.

Order levels for Class 8 trucks have been especially strong in the first half of 2011.  As a result of increased second quarter 2011 order levels and the continued overall improvement in the economy, we have raised our 2011 outlook for the heavy-duty segment to expected production of 260,000 to 270,000 units from our previous outlook of 240,000 to 250,000 units, while our medium-duty production outlook for 2011 remains unchanged at 120,000 to 150,000 vehicles.

Markets Outside of North America

Light vehicle markets — An improving global economic environment has favorably impacted production levels in 2010 and 2011 in many of our major markets outside North America.  On an aggregate basis, first half 2011 light vehicle production outside North America increased about 1% from the first half of 2010.  Production levels in Europe increased about 6% over last year’s first half, while South America production was up about 8%, Asia Pacific production levels were adversely impacted by the earthquake in Japan, and consequently down about 3% from the first six months of last year. For the full year 2011, we’ve increased our outlook for Europe, now expecting production to be about 4 to 6% higher than 2010 levels.  Our full year outlook for South America production being 1 to 6% higher than 2010 levels is unchanged from April 2011.  As a consequence of the earthquake earlier this year in Japan, we now expect production levels in Asia Pacific to be down slightly from 2010 - close to the lower end of the range of our April 2011 outlook.

Medium/heavy vehicle markets — Outside of North America, improved economic conditions have contributed to stronger medium- and heavy-duty truck production since 2009.  European medium/heavy production levels in this year’s first half rebounded significantly – about 60% higher than first half 2010.  South America production continued to strengthen – up 4%, while production levels in Asia Pacific were about 20% lower.  For the full year of 2011, our outlook is unchanged from April 2011 in South America where we expect production levels to be up 13 to 20% from 2010, and in Asia Pacific where we expect the relatively strong 2010 markets to continue with 2011 production levels ranging from relatively flat to 8% higher than those experienced last year.  With continued strengthening in our markets in Europe, we’ve increased our previous outlook, now expecting production levels to be up 23 to 32% from 2010 production.

Off-Highway Markets

Our off-highway business has become an increasingly significant component of our total operations.  Unlike our on-highway businesses, our off-highway business is largely concentrated outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined.  We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling.  Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and are experiencing continued strong demand in 2011.  Based on continuing solid demand in this market, our full year 2011 production outlook is unchanged from April 2011 with demand levels expected to be up 15 to 20% in the agriculture segment and 25 to 30% in the construction segment.

Sales, Earnings and Cash Flow Outlook

	2011
	Outlook		2010	2009
Sales	$7,600	+	$6,109	$5,228

Adjusted EBITDA *	$765 to 785		$553	$326

Free Cash Flow **	$200	+	$242	$109

*
Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA below.  See Item 7 of our 2010 Form 10-K for a reconciliation of 2010 and 2009 adjusted EBITDA to income (loss) before income taxes.

**
Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by (used in) operating activities excluding any bankruptcy claim-related payments, less purchases of property, plant and equipment.  We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations.  Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP.  Free cash flow may not be comparable to similarly titled measures reported by other companies.  See Item 7 of our 2010 Form 10-K for a reconciliation of 2010 and 2009 free cash flow to net cash flows provided by operating activities.

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

With increased demand levels in certain of our markets and stronger international currencies, we currently expect full year sales to exceed $7,600 – up from our April 2011 outlook of more than $7,300.  Although there is some uncertainty associated with fuel prices and light truck mix, at present, we do not expect significant impact on many of the key vehicles we supply.  On the cost front, we are closely monitoring the effects of rising steel and other commodity prices.  A substantial portion of increased commodity cost is recoverable through contractual relationships with customers or pricing actions, although there is a time lag associated with such recoveries.  Through the first half of 2011, higher commodity costs out paced our material recovery.  With commodity prices expected to stabilize at current levels or improve during the second half of the year, we expect to recover some of the first half profit reduction attributable to higher commodity costs.  Based primarily on the higher sales levels and improved outlook for commodity costs, we’ve increased our Adjusted EBITDA guidance to $765 to $785 from our April outlook of $755 to $775.

A significant element of this year’s cash flow outlook is expected capital spending.  Our current outlook of $185 to $225 is reduced from our April outlook of $200 to $250.  As such, we’ve increased our full year 2011 free cash flow expectation to be more than $200, up from our April outlook of more than $175.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Second Quarter, 2011 versus 2010)

	Three Months Ended
	June 30,		Increase
	2011	2010	(Decrease)
Net sales	$1,933	$1,526	$407
Cost of sales	1,700	1,357	343
Gross margin	233	169	64
Selling, general and administrative expenses	107	91	16
Amortization of intangibles	21	16	5
Restructuring charges, net	11	31	(20)
Other income, net	20	12	8

Income before interest and income taxes	$114	$43	$71
Net income attributable to the parent company	$68	$9	$59

Sales — The following table shows changes in our sales by geographic region for the quarters ended June 30, 2011 and 2010.

	Three Months Ended			Amount of Change Due To
	June 30,		Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$835	$752	$83	$4	$-	$79
Europe	558	395	163	65		98
South America	355	204	151	19	101	31
Asia Pacific	185	175	10	15		(5)
Total	$1,933	$1,526	$407	$103	$101	$203

Second quarter sales increased $407 in 2011 as compared to 2010.  The overall strengthening of several international currencies against the U.S. dollar accounted for $103 of the increase.  Acquisition and divestiture activity contributed $101 of the sales increase, principally due to the strategic agreement with SIFCO that was completed in February 2011.  The $203 of organic growth — the change in sales attributable primarily to market volume - pricing and mix, is an increase of 13% over second quarter 2010 sales.

The increase in sales in North America during 2011, adjusted for the effects of currency, totaled $79 — an 11% increase on 2010 sales.  The increase was largely due to the increased OEM production levels in the medium/heavy truck markets which were more than 55% higher in this year’s second quarter than the same period of a year ago.  Strong demand in the off-highway sector also contributed, as 2011 second quarter sales were up more than 20% from last year.  Light duty production levels in 2011 were down about 1%, with production in the light pickup, van and SUV segment — the sector most important to us — being up about 1%.

Excluding currency effects, our second quarter 2011 sales in Europe were 25% higher than in 2010. Our businesses in Europe benefited from medium/heavy vehicle production levels, which were more than 40% higher than last year’s second quarter, and modestly stronger light vehicle production.  Higher demand levels in the off-highway markets drove a sales increase of more than 50%.

In South America, sales benefitted by $109 from the SIFCO agreement, more than offsetting the $8 reported in 2010 by the divested Structural Products business in Venezuela.  Exclusive of these effects and currency movement, 2011 sales in South America were up 15% versus the second quarter of 2010, primarily as a result of stronger production levels.  The organic sales reduction of 3% in Asia Pacific is due principally to adverse effects associated with the earthquake in Japan earlier this year.

Cost of sales and gross margin — Cost of sales decreased to 87.9% of sales in 2011 from 88.9% of sales in 2010.  Higher production levels contributed to improved absorption of fixed costs.  Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts.  Higher material commodity prices increased 2011 cost of sales.  However, a significant portion of this increase was offset by reductions in other material costs.  Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $233 (12.1% of sales) in 2011 from $169 (11.1% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $107 (5.5% of sales) as compared to $91 (6.0% of sales) in 2010.  The increased level of expenses is primarily attributable to costs associated with our sales growth as we’re continuing to minimize wherever possible bringing back support infrastructure that was eliminated in recent years’ cost reduction initiatives.

Restructuring charges — Restructuring charges in both 2011 and 2010 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures.

Other income, net — Other income was $20 for the quarter ended June 30, 2011 and $12 for the corresponding 2010 period.  Interest income was $6 in 2011 and $7 in 2010.  An asbestos-related recovery of $6 from an insurance company going through liquidation proceedings provided additional income in 2011.

Interest expense — Interest expense was $20 in the second quarter of both 2011 and 2010, as the benefit from lower debt levels was offset by increased rates associated with the refinancing undertaken earlier in 2011 which secured fixed rates for eight to ten years on a significant portion of our debt.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Consequently, there is no income tax benefit recognized on the pre-tax results in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.  The income tax expense was $31 and $17 for the quarters ended June 30, 2011 and 2010.  The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2011 versus 2010)

	Six Months Ended
	June 30,		Increase/
	2011	2010	(Decrease)
Net sales	$3,733	$3,034	$699
Cost of sales	3,285	2,725	560
Gross margin	448	309	139
Selling, general and administrative expenses	206	193	13
Amortization of intangibles	38	31	7
Restructuring charges, net	41	50	(9)
Other expense, net	(28)	(1)	(27)

Income before interest and income taxes	$135	$34	$101
Net income (loss) attributable to the parent company	$38	$(22)	$60

Sales — The following table shows changes in our sales by geographic region for the six months ended June 30, 2011 and 2010.

	Six Months Ended			Amount of Change Due To
	June 30,		Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$1,642	$1,508	$134	$8	$(83)	$209
Europe	1,082	764	318	70		248
South America	631	416	215	31	122	62
Asia Pacific	378	346	32	26	(8)	14
Total	$3,733	$3,034	$699	$135	$31	$533

First half sales increased $699 in 2011 as compared to 2010.  The overall strengthening of several international currencies against the U.S. dollar accounted for $135 of the increase.  Acquisitions and divestitures added $31 to sales, with the strategic agreement with SIFCO that was completed in February 2011 increasing sales by $173 and the sale of substantially all of our Structural Products business in March 2010 reducing sales by $142.  The $533 of organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 18% over our 2010 sales.

Increased sales in North America during 2011, adjusted for the effects of currency and divestitures, totaled $209 — a 14% increase on 2010 sales.  The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets.  Light duty production levels were 8% higher in 2011 with production in the light pickup, van and SUV segment — the sector most important to us — also being up around 8%.  In the medium/heavy truck markets, production was up more than 50%. In the off-highway sector, sales increased 20%, primarily due to stronger 2011 demand levels.

Excluding currency effects, our first half 2011 sales in Europe were 32% higher than in 2010.  Our businesses in Europe benefited from improved medium/heavy vehicle production levels, which were more than 60% higher than last year’s first half, and stronger light vehicle production which was about 6% stronger.  Higher demand levels in the off-highway markets drove a sales increase of more than 50%.

In South America, sales benefitted by $173 from the SIFCO agreement, significantly more than the $51 reported in 2010 by the divested Structural Products business.  Exclusive of these effects and currency movement, 2011 sales in South America were up 15% versus the first half of 2010, primarily as a result of stronger production levels.  The organic growth in sales of 4% in Asia Pacific is reflective of tempered production levels attributed to the effects from the earthquake in Japan earlier this year.

Cost of sales and gross margin — Cost of sales decreased to 88.0% of sales in 2011 from 89.8% of sales in 2010.  Higher production levels contributed to improved absorption of fixed costs.  Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts.  Higher material commodity prices increased 2011 cost of sales.  However, a significant portion of this increase was offset by reductions in other material costs.  Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $448 (12.0% of sales) in 2011 from $309 (10.2% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $206 (5.5% of sales) as compared to $193 (6.4% of sales) in 2010.  The increased level of expenses is primarily attributable to higher sales levels and certain strategic growth initiatives.

Restructuring charges — Restructuring charges in both 2011 and 2010 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures.  In the first half of last year, we recognized separation costs associated with the planned closure of our Kalamazoo, Michigan and Yennora, Australia operations.  We also implemented workforce reduction actions primarily in our operations in Europe and Venezuela, while continuing to implement previously initiated actions.  During March 2011, we entered into an agreement to settle the lease obligation associated with our Yennora facility.  The cost associated with this settlement approximated $20 and was recognized in the first quarter of 2011.  Other 2011 restructuring costs relate primarily to completion of previously announced actions.

Other expense, net — Other expense was $28 for the first half of 2011 and $1 for the corresponding 2010 period.  First half 2011 results include a charge of $53 for write-off of unamortized original issue discount and debt issuance costs associated with the refinancing and restructuring of certain debt facilities, as more fully described in Note 11 of the consolidated financial statements in Item 1 of Part I.  Partially offsetting this charge was interest income of $13 and $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings.  Other expense in 2010 was due principally to net foreign exchange losses of $10, a net loss on extinguishment of debt of $4 and a loss on the divestiture of the Structural Products business of $5, with interest income of $13 and other items providing a partial offset.

Interest expense — Interest expense in 2011 was $39 as compared to $46 in 2010, primarily as a result of debt repurchases and repayments over the past year.

Income tax expense — In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Consequently, there is no income tax benefit recognized on the pre-tax results in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense.  The income tax was expense of $62 and $14 for the six months ended June 30, 2011 and 2010.  The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the financial statements in Item 1 of Part I.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency	Acquisitions and	Organic
June 30,	2011	2010	(Decrease)	Effects	Divestitures	Change
LVD	$654	$621	$33	$22	$-	$11
Power Technologies	269	234	35	19		16
Commercial Vehicle	583	364	219	25	109	85
Off-Highway	414	287	127	37		90
Structures	13	18	(5)		(8)	3
Other		2	(2)			(2)
Total	$1,933	$1,526	$407	$103	$101	$203

Six Months Ended
June 30,
LVD	$1,327	$1,169	$158	$36	$-	$122
Power Technologies	536	462	74	24		50
Commercial Vehicle	1,058	695	363	36	173	154
Off-Highway	787	544	243	39		204
Structures	24	162	(138)		(142)	4
Other	1	2	(1)			(1)
Total	$3,733	$3,034	$699	$135	$31	$533

Our LVD and Power Technologies segments principally serve the light vehicle markets.  Exclusive of currency effects, LVD and Power Technologies sales for the three months ended June 30, 2011 were up 2% and 7% over the corresponding period of 2010.  For the six months ended June 30, 2011, LVD and Power Technologies sales were 10% and 11% higher than the same period of 2010.  The higher sales were due primarily to increased light vehicle unit production levels in 2011 across all regions except Asia Pacific.

Commercial Vehicle sales in 2011 benefited from the inclusion of sales associated with the strategic agreement with SIFCO completed at the beginning of February 2011.  After adjusting for SIFCO and the effects of currency movements, second quarter 2011 sales in this segment were up 23% over the same period in 2010, with six-month 2011 sales up 22% from the first half of 2010.  This segment is heavily concentrated in the North American market where first half 2011 medium/heavy truck production levels were more than 50% higher than the same period of last year.

Sales for the three months ended June 30, 2011 in our Off-Highway segment were 31% higher than the second quarter of 2010, with six month 2011 sales up 38% from 2010, principally due to stronger 2011 demand in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in the first quarter of 2010, while the sale of the Structures business in Venezuela occurred in the fourth quarter of 2010.  The continuing sales in 2011 relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in mid-2012.

Segment EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
Segment EBITDA *	2011	2010	(Decrease)	2011	2010	(Decrease)
Light Vehicle Driveline	$60	$64	$(4)	$126	$106	$20
Power Technologies	37	35	2	77	62	15
Commercial Vehicle	55	39	16	98	63	35
Off-Highway	51	25	26	92	46	46
Structures	1	(3)	4	1	8	(7)
Total Segment EBITDA	204	160	44	394	285	109
Corporate expense and other items, net	(3)	(6)	3	(12)	(23)	11
Adjusted EBITDA *	201	154	47	382	262	120
Depreciation and amortization	(79)	(80)	1	(155)	(161)	6
Restructuring	(11)	(31)	20	(41)	(50)	9
Interest expense, net	(14)	(13)	(1)	(26)	(33)	7
Other **	(3)	(7)	4	(64)	(30)	(34)
Income (loss) before income taxes	$94	$23	$71	$96	$(12)	$108

*	See discussion of non-GAAP financial measures below.

**
Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits.  See Note 17 to the consolidated financial statements in Item 1 of Part I for additional details.

Non-GAAP financial measures — The table above refers to adjusted EBITDA, a non-GAAP financial measure which we have defined as earnings before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.).  The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization.  By using adjusted EBITDA, a performance measure which excludes depreciation and amortization, the comparability of results is enhanced.  Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA.  Adjusted EBITDA should not be considered a substitute for income (loss) before income taxes, net income (loss) or other results reported in accordance with GAAP.   Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  (For a detailed reconciliation of adjusted EBITDA to income (loss) before income taxes see Note 17 to the consolidated financial statements in Item 1 of Part I.)

LVD segment EBITDA for the second quarter of 2011 was $60 as compared to $64 in the same period of 2010.  Modestly stronger production volumes improved segment EBITDA by about $3 with additional benefit coming from material cost recovery and net cost reductions.  The earnings improvement from these actions was more than offset by certain pricing actions which favorably impacted last year’s second quarter.  For the first six months of 2011, segment EBITDA of $126 improved $20 over the same period of 2010.  Six-month EBITDA as a percent of sales improved to 9.5% of sales in 2011 from 9.1% in 2010.  Higher sales volumes, the result of stronger market production levels, increased earnings by about $24 with additional earnings improvement coming from cost reductions and material recovery.  In the first half of 2010, certain pricing actions favorably impacted 2010 that did not continue into 2011, thereby offsetting the profit improvements in 2011 from higher sales levels and cost reductions.

In the Power Technologies segment, EBITDA of $37 in the second quarter of 2011 improved $2 from 2010.  Slightly higher sales levels contributed $5 to the earnings improvement, while higher warranty cost reduced earnings by $4.  Segment EBITDA for the first six months of 2011 was $77, an increase of $15 from 2010, pushing first-half EBITDA as a percent of sales from 13.4% in 2010 to 14.4% in 2011.  Higher sales volumes from increased production levels contributed about $16 of the six-month increase.  Cost reduction and other benefits were more than offset by higher warranty cost of $4.

Commercial Vehicle segment EBITDA for the second quarter and first six months of 2011 was $55 and $98, increases of $16 and $35 over the comparable 2010 periods.  Six-month segment EBITDA as a percent of sales in 2011 was 9.3%, up slightly from 9.1% in 2010.  Stronger production levels in this segment's markets added $5 and $13 to the increased second quarter and six-month segment EBITDA, with the SIFCO transaction adding another $10 and $16.  For the comparative three and six-months periods, pricing and cost reduction actions more than offset higher material commodity costs.

In our Off-Highway segment, second quarter 2011 EBITDA of $51 was up $26 from the corresponding period in 2010.  Segment EBITDA of $92 for the first half of 2011 was up $46 from 2010.  Improving market conditions in this business drove stronger sales volume which increased year-over-year second quarter segment EBITDA by about $13 and six-month segment EBITDA by about $30.  The additional improvement in earnings came principally from pricing actions and cost reductions.  With the higher sales and other benefits, segment EBITDA margin improved to 11.7% for the first six months of 2011 from 8.5% last year.

The improvement in second quarter segment EBITDA in Structures of $4 was due primarily to pricing, with higher sales levels providing additional benefit. The six-month year over year reduction in Segment EBITDA is due principally to the sale of substantially all of this business in the first quarter 2010.

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

During March 2011, we replaced our existing European receivables loan agreements and established a new five-year €75 ($109 at the June 30, 2011 exchange rate) receivables securitization program.  Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At June 30, 2011, we were in compliance with the debt covenants under our agreements.

Global liquidity — Our global liquidity at June 30, 2011 was as follows:

Cash and cash equivalents	$718
Less: Deposits supporting obligations	(38)
Available cash	680
Additional cash availability from lines of credit in the U.S. and Europe	446
Marketable securities	58
Total global liquidity	$1,184

As of June 30, 2011, the consolidated cash balance includes $197 located in the U.S.  In addition, our cash balance at June 30, 2011 includes $64 held by less-than-wholly-owned subsidiaries where our access may be restricted.  Our ability to efficiently access cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements, as well as the business needs of the operations.  Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

Following our issuance of the Senior Notes in January of 2011, the principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) proceeds related to our trade receivable securitization and financing programs and (iv) borrowings from the New Revolving Facility.  We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months.  While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At June 30, 2011, there was $99 of availability, but no borrowings, under our new European trade receivable securitization program based on the effective borrowing base.  At June 30, 2011, we had no borrowings under the New Revolving Facility but we had utilized $85 for letters of credit.  Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $347 after deducting the outstanding letters of credit.  As a result, we had aggregate additional borrowing availability of $446 under these credit facilities.

Cash Flow

	Six Months Ended
	June 30,
	2011	2010
Cash provided by (used for) changes in working capital	$(172)	$33
Reorganization-related tax claim payment		(75)
Other cash provided by operations	252	164
Net cash flows provided by operating activities	80	122
Net cash provided by (used in) investing activities	(354)	89
Net cash flows used in financing activities	(134)	(91)
Net increase (decrease) in cash and cash equivalents	$(408)	$120

Operating activities — The table above summarizes our consolidated statement of cash flows.  Exclusive of working capital and a reorganization-related tax claim payment in 2010, other cash provided by operations was $252 during 2011 compared with $164 during 2010 due primarily to an increased level of operating earnings.

Working capital used cash of $172 in the first half of 2011, as compared to generating cash of $33 in the same period of 2010.  Higher sales levels in 2011 as compared to 2010 resulted in increased levels of receivables and inventory.  Cash of $300 was used in 2011 to finance increased receivables, while cash of $152 was required to fund increased receivables in the first half of 2010.  We used cash of $83 to fund increased inventory levels in the first half of 2011, compared to a use of $43 in last year’s first half.  Partially offsetting the cash use for higher receivables and inventory in the first half of both 2011 and 2010 was cash provided by increases in accounts payable and other net liabilities of $211 in 2011 and $228 in 2010.  Partially offsetting the increased accounts payable and other liabilities associated with higher sales in the first half of 2011 was a payment of $25 for satisfaction of an accrued warranty settlement and payments of liabilities accrued at the end of 2010 under our incentive compensation programs.

Investing activities — In the first half of 2011, we used cash of $150 in connection with our strategic agreement with SIFCO, $124 to increase our ownership in DDAC and $13 to acquire the axle drive head and final assembly business of Axles India.  Proceeds from the sale of the Structural Products business provided cash of $113 in the first half of 2010, with $15 of additional proceeds being received in the first half of 2011 under the earn out provisions of the sale agreement.  Expenditures for property, plant and equipment in 2011 were $71, as compared to $26 in 2010.

Financing activities — A cash use of $867 was incurred in the first half 2011 in connection with the refinancing of term debt.  In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750.  Cash of $25 was used for issuance costs associated with the 2011 term debt refinancing and restructuring of other financing arrangements.  The $91 use of cash in 2010 for financing activities was principally due to repaying term debt with proceeds from the sale of the Structures business.

Contractual Obligations

Preferred dividends accrued but not paid were $7 and $8 at June 30, 2011 and December 31, 2010.

In March 2011, we entered into an agreement to settle the remaining lease obligations relating to our Yennora, Australia facility which is scheduled to close in 2011.  In connection with the settlement, we recognized $20 of lease termination costs during the first quarter of 2011.  The agreement reduces future lease obligations of $46 that were included in our 2010 Form 10-K.

There have been no other material changes at June 30, 2011 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2010 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 13 to our consolidated financial statements in Item 1 of Part I.  We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed in Note 13 to our consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the quarter ended June 30, 2011. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
4/1/11 - 4/30/11	48,714	$17.15	-	-
5/1/11 - 5/31/11	3,080	17.93	-	-
6/1/11 - 6/30/11	2,157	16.85	-	-

Item 5.  Other Information

As previously reported in the Current Report on Form 8-K filed on May 6, 2011, more than a majority of the shares voting at the 2011 Annual Meeting of Shareholders on Proposal 3 (the non-binding advisory vote on the frequency of the advisory vote on executive compensation) voted for Dana to hold such votes on an annual basis.  In light of the voting results and other factors, our Board of Directors determined that we will hold an annual advisory vote on executive compensation until the next non-binding advisory vote on the frequency of stockholder votes on executive compensation.  The next required non-binding advisory vote regarding the frequency interval will be in six years, although an earlier vote regarding such frequency interval may be held at the Board’s discretion.

On July 26, 2011, we informed Mark E. Wallace, Executive Vice President and President of On-Highway Technologies, by letter of our intention to provide him a Retention Award of one year’s salary of $512,325 (the “Award”).  The Award will be delivered to Mr. Wallace in restricted stock units (“RSUs”) cliff vesting on July 26, 2013.  In order to be eligible to receive the Award, Mr. Wallace must remain employed with us and in good standing on July 26, 2013.  In the event Mr. Wallace voluntarily terminates his employment prior to July 26, 2013, the RSUs will be forfeited.  In the event he is involuntarily terminated without cause, prior to July 26, 2013, he will be entitled to pro-rata vesting based on full months worked between July 26, 2011 and July 26, 2013.

The preceding summary of the letter is qualified in its entirety by reference to the text of the letter. The letter is attached as Exhibit 10.2 hereto and the terms thereof are incorporated by reference.

As a condition to receiving the Award described above, Dana and Mr. Wallace executed Dana’s form of Proprietary Interest Protection and Non-Solicitation Agreement dated July 26, 2011 (the “Agreement”).  The Agreement provides that Mr. Wallace will not disclose any confidential information or trade secrets of Dana.  Further, he will assign any intellectual property rights to Dana.  Finally, Mr. Wallace will not compete with Dana or solicit any Dana employees for a period of 12 months after his employment with Dana terminates.

The preceding summary of the Agreement is qualified in its entirety by reference to the text of the Agreement.  The Agreement is attached as Exhibit 10.3 to this Quarterly Report and the terms thereof are incorporated by reference.

In connection with his recent promotion, Mr. Wallace’s annual salary was increased to $552,000 from $512,523 effective August 1, 2011.

Item 6.  Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: July 28, 2011	By:	/s/ James A. Yost
James A. Yost
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)

10.1**	Executive Employment Agreement dated April 18, 2011 by and between Roger Wood and Dana Holding Corporation

10.2**	Letter to Mark E. Wallace dated July 26, 2011

10.3**	Form of Proprietary Interest Protection and Non-Solicitation Agreement

101	101.INS XBRL Instance Document*

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

**	Management contract or compensatory plan