Form 10-Q
period 2011-09-30
DANA HOLDING CORP
filed 2011-10-27
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended:  September 30, 2011
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

There were 147,150,457 shares of the registrant’s common stock outstanding at October 14, 2011.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		10-Q Pages

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Balance Sheet (Unaudited)	4
	Consolidated Statement of Cash Flows (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6	Exhibits	42

Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Dana Holding Corporation
  Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,952	$1,516	$5,685	$4,550
Costs and expenses
Cost of sales	1,719	1,338	5,004	4,063
Selling, general and administrative expenses	111	99	317	292
Amortization of intangibles	20	15	58	46
Restructuring charges, net	24	10	65	60
Other income, net	77	10	49	9
Income before interest and income taxes	155	64	290	98
Interest expense	20	22	59	68
Income before income taxes	135	42	231	30
Income tax benefit (expense)	(29)	4	(91)	(10)
Equity in earnings of affiliates	6	1	17	7
Net income	112	47	157	27
Less: Noncontrolling interests net income	2	1	9	3
Net income attributable to the parent company	110	46	148	24
Preferred stock dividend requirements	8	8	23	24
Net income available to common stockholders	$102	$38	$125	$-

Net income per share available to parent company common stockholders:
Basic	$0.69	$0.27	$0.85	$-
Diluted	$0.51	$0.22	$0.69	$-
Weighted-average common shares outstanding
Basic	147	141	146	140
Diluted	215	212	215	140

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	September 30,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$851	$1,090
Marketable securities	50	54
Accounts receivable
Trade, less allowance for doubtful accounts of $10 in 2011 and $11 in 2010	1,097	816
Other	174	184
Inventories
Raw materials	386	327
Work in process and finished goods	441	381
Other current assets	81	81
Total current assets	3,080	2,933
Goodwill	104	104
Intangibles	427	352
Investments and other assets	258	238
Investments in affiliates	190	123
Property, plant and equipment, net	1,289	1,351
Total assets	$5,348	$5,101

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$65	$167
Accounts payable	1,029	779
Accrued payroll and employee benefits	157	144
Accrued restructuring costs	29	28
Taxes on income	53	38
Other accrued liabilities	231	251
Total current liabilities	1,564	1,407
Long-term debt	839	780
Pension and postretirement obligations	708	740
Other noncurrent liabilities	381	388
Total liabilities	3,492	3,315
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 and 5,311,298 shares outstanding	511	520
Common stock, $0.01 par value, 450,000,000 shares authorized, 147,149,436 and 144,126,032 outstanding	1	1
Additional paid-in capital	2,641	2,613
Accumulated deficit	(1,064)	(1,189)
Treasury stock, at cost (544,274 and 379,631 shares)	(7)	(4)
Accumulated other comprehensive loss	(570)	(496)
Total parent company stockholders' equity	1,754	1,687
Noncontrolling equity	102	99
Total equity	1,856	1,786
Total liabilities and equity	$5,348	$5,101

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows − operating activities
Net income	$157	$27
Depreciation	163	180
Amortization of intangibles	68	57
Amortization of deferred financing charges and original issue discount	5	20
Loss on extinguishment of debt	53	7
Gain on sale of equity investments	(60)
Deferred income taxes	3	(10)
Pension contributions (in excess of) less than expense	(4)	13
Loss on sale of business		5
Reorganization-related tax claim payment		(75)
Change in working capital	(183)	(10)
Other, net	(16)	3
Net cash flows provided by operating activities	186	217

Cash flows − investing activities
Purchases of property, plant and equipment	(127)	(62)
Acquisition of businesses	(163)
Payments to acquire interest in equity affiliate	(124)
Proceeds from sale of equity investments	136
Proceeds from sale of business	15	113
Other	6	10
Net cash flows provided by (used in) investing activities	(257)	61

Cash flows − financing activities
Net change in short-term debt	25	13
Proceeds from long-term debt	764	52
Repayment of long-term debt	(879)	(135)
Deferred financing payments	(26)
Dividends paid to preferred stockholders	(23)	(32)
Dividends paid to noncontrolling interests	(5)	(6)
Other	8	2
Net cash flows used in financing activities	(136)	(106)

Net increase (decrease) in cash and cash equivalents	(207)	172
Cash and cash equivalents − beginning of period	1,090	888
Effect of exchange rate changes on cash balances	(32)	25
Cash and cash equivalents − end of period	$851	$1,085

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated
Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Restructuring of Operations

4.	Goodwill and Other Intangible Assets

5.	Capital Stock

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Changes in Equity

10.	Cash Deposits and Marketable Securities

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income, Net

17.	Segments

18.	Equity Affiliates

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

Marketable securities — During the second quarter of 2011, we determined that marketable securities having original maturities greater than 90 days had been incorrectly reported as cash and cash equivalents in prior periods.  As a result, there was an overstatement of cash and cash equivalents and understatement of marketable securities of $44 at December 31, 2010 and of $47 at March 31, 2011 and an understatement of $3 in cash used in investing activities for the three months ended March 31, 2011.   With respect to the amounts reported for the nine months ended September 30, 2010, the $59 overstatement of December 31, 2009 cash and cash equivalents decreased to $52 during the period, causing an $7 understatement of cash flows provided by investing activities.

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

Recently issued accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance for employers that participate in multiemployer pension and other postretirement benefit plans to provide additional quantitative and qualitative disclosures.  The amendment does not change recognition and measurement guidance.  The guidance is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  We do not expect adoption of this guidance to impact our financial condition or results of operations.

In September 2011, the FASB issued guidance to provide an option in a company’s annual goodwill impairment test to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing all events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary.  The guidance also expands the qualitative factors that a company should consider between annual impairment tests.  The changes are effective for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We do not expect adoption of this guidance to impact our financial condition or results of operations.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment does not affect how earnings per share is calculated or presented.  The guidance is effective for interim and annual periods beginning after December 15, 2011.  Early adoption is permitted.  We do not expect adoption of this guidance to impact our financial condition or results of operations.

In May 2011, the FASB issued guidance to improve consistency in application of existing fair value measurement and disclosure requirements.  The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited.  We do not expect adoption of this guidance to have a material impact on our financial condition or results of operations.

Note 2.  Acquisitions and Divestitures

SIFCO — On February 1, 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America.  In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components.  Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems.  We are now responsible for all customer relationships, including marketing, sales, engineering and assembly.  The addition of truck and bus steer axles to our product offering in South America effectively positions us as South America’s leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems.

This agreement is being accounted for as a business combination.  The aggregate fair value of the net assets acquired equals the $150 paid to SIFCO with $145 allocated to customer relationships, $25 allocated to fixed assets and $20 allocated to embedded lease obligations.  We used an income approach to value customer relationships. Using this approach we calculated the estimated fair value using expected future cash flows from specific customers discounted to their net present values at an appropriate risk-adjusted rate of return. We used a replacement cost method to value fixed assets. The replacement cost method used the current cost of producing or constructing similar new items having the nearest equivalent utility as the property being valued and adjusted that value for physical depreciation and functional and economic obsolescence. We used a blended (income, cost and market) method to value the embedded lease obligation. The market method focuses on comparing the subject company to reasonably similar publicly-traded companies and considers prices paid in recent transactions that have occurred in the subject company's industry. The customer relationships intangible asset will be amortized and the fixed assets will be depreciated on a straight-line basis over 10 years.  The embedded lease obligations are being amortized using the effective-interest method over the 10 year useful lives of the related fixed assets.

Operating results attributable to our agreement with SIFCO are reported in our Commercial Vehicle segment. We have included revenue of $291 and pre-tax income of $12 in our results of operations since February 1, 2011. Supplemental pro forma information for periods prior to the acquisition has not been provided for the SIFCO agreement. Based on the nature, scope and transitional provisions of the agreement with SIFCO, the preparation of supplemental pro forma information is not practicable.

Dongfeng Dana Axle — On June 30, 2011, we purchased an additional 46% interest in Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China from Dongfeng Motor Co., Ltd. and certain of its affiliates for $124 plus $3 of transaction costs.  Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC.

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

Our additional investment in DDAC, inclusive of fees and contingent consideration was recorded at its fair value of $132, an excess of $67 over the corresponding DDAC book value.  This fair value increase has preliminarily been allocated as follows:  (1) amortizable intangible assets of $18; (2) property, plant and equipment of $16; (3) inventories of $1; (4) goodwill of $39; and (5) deferred tax liabilities of $7.  The increase in basis related to property, plant and equipment will be depreciated on a straight-line basis over the remaining useful lives of the assets ranging from 10 to 45 years.  The amortizable intangible assets will be amortized on a straight-line basis over the remaining useful lives of the assets ranging from four to 15 years.  The purchase price allocation is based on preliminary valuation estimates and subject to adjustment as the valuations are finalized.

As a result of increasing our investment in DDAC from 4% to 50%, the accounting for our historical investment in DDAC has been retroactively adjusted from the cost to the equity method.  The retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 from amounts previously reported for each of the years ended December 31, 2010 and 2009, and did not have a significant impact on the amount previously reported for the year ended December 31, 2008.  In addition, the retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 for the six months ended June 30, 2011.

The following unaudited pro forma information presents the results of operations of Dana as if the additional 46% investment in DDAC had been acquired on January 1, 2010.  The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations of Dana that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future results of operations of Dana.

	Nine Months Ended September 30,
	2011	2010
Net income
As reported	$157	$27
Pro forma	$162	$34

Net income attributable to the parent company
As reported	$148	$24
Pro forma	$153	$31

Net income available to common stockholders
As reported	$125	$-
Pro forma	$130	$7

Net income per share - Basic
As reported	$0.85	$-
Pro forma	$0.89	$0.05

Net income per share - Diluted
As reported	$0.69	$-
Pro forma	$0.71	$0.05

Axles India — On June 30, 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13.  This business is reported in our Commercial Vehicle segment and is expected to contribute approximately $50 to our annual sales.

This transaction is being accounted for as a business combination.  The valuation of the specific assets acquired and liabilities assumed has not been completed.  We expect the aggregate fair value of the net assets acquired to approximate the $13 paid to AIL.  The estimated fair values of major assets acquired and liabilities assumed are as follows:  accounts receivable of $1; inventories of $3; equipment of $4; intangible assets of $10; and accounts payable and other accrued liabilities of $5.  The purchase price allocations are preliminary and subject to adjustment as the valuations are finalized.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136.  The divestitures were effected pursuant to the terms of purchase agreements dated July 21, 2011.  A $60 gain was recorded in connection with the divestitures and included in other income, net on Dana’s consolidated statement of operations.

Divestiture of Structural Products business — We sold substantially all of our Structural Products business in 2010. Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. In the first quarter of 2011, we received the earn-out payment of $15 and the $5 of deferred proceeds was paid into escrow. Approximately $11 of the funds held in escrow was to be released to Dana in September; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. We are currently evaluating the claims and do not presently believe that any obligation to indemnify the buyer will be material.

Other — We are negotiating the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets.  Sales of the business approximated $59 in 2010.  Based on our current estimate of an expected sales price, we recorded an asset impairment of $5 in the third quarter of 2011 in other income, net.  The assets of the business approximate $18, including $4 of property, plant and equipment, and liabilities approximate $7.  These amounts are not material for reporting as items held for sale separately on the face of the consolidated balance sheet at September 30, 2011.

Note 3.  Restructuring of Operations

We continue to focus on rationalizing our operating footprint — consolidating facilities, positioning operations in lower cost locations and reducing overhead costs.  Restructuring expense includes costs associated with current and previously announced actions.  We classify the incremental depreciation associated with a planned closure as accelerated depreciation/impairment in restructuring expense.

During 2010, we announced our plans to consolidate our Heavy Vehicle operations and close the Kalamazoo, Michigan and Statesville, North Carolina facilities.  Certain costs associated with this consolidation were accrued in 2009.  We also announced the planned closure of the Yennora, Australia facility in our LVD business and the associated transfer of certain production activity to other global operations.  In addition, we approved certain business realignment and headcount reduction initiatives, primarily in our European and Venezuelan operations.  Including costs associated with previously announced initiatives, we expensed $60 for restructuring actions during the first nine months of 2010, including $36 of severance and related benefit costs, $17 of exit costs and $7 of accelerated depreciation/impairment costs.

In the first quarter of 2011, we reached an agreement with the lessor to settle our LVD facility lease in Yennora, Australia.  Under the terms of the agreement, we recognized $20 of lease termination costs.  Additionally, during the first quarter of 2011, we announced the planned closure of our LVD manufacturing facility in Marion, Indiana and the consolidation of the associated manufacturing activity in other North American facilities.  We continued to incur costs in the second quarter of 2011 associated with previously announced initiatives, including pension settlement costs associated with the previously announced closure of certain of our operations in Canada (see Note 8).

During the third quarter of 2011, we approved plans to realign certain operations in our LVD, Power Technology and Structural Products businesses.  These plans include work force reductions of approximately 800 employees primarily in the U.S., including 200 employees at our Longview, Texas manufacturing facility.  Additionally, we implemented work force reductions in certain corporate and functional areas in North America to further streamline our business support activities.  In connection with our 2011 actions and other previously announced initiatives, we expensed $65 during the first nine months of 2011, including $23 of severance and related benefit costs, $40 of exit costs and $2 of accelerated depreciation/impairment cost.

Restructuring charges and related payments and adjustments —

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2011	$17	$-	$22	$39
Activity during the period:
Charges to restructuring	15		9	24
Cash payments	(9)		(26)	(35)
Currency impact			1	1
Balance at September 30, 2011	$23	$-	$6	$29

Balance at December 31, 2010	$24	$-	$4	$28
Activity during the period:
Charges to restructuring	26	2	40	68
Adjustments of accruals	(3)			(3)
Non-cash write-off		(2)		(2)
Pension settlements	(5)			(5)
Cash payments	(20)		(39)	(59)
Currency impact	1		1	2
Balance at September 30, 2011	$23	$-	$6	$29

At September 30, 2011, the accrued employee termination benefits relate to the reduction of approximately 1,200 employees to be completed over the next two years.  The exit costs relate primarily to lease terminations.  We estimate cash expenditures to approximate $8 in 2011 and $21 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2011	2011	to Date	Complete
LVD	$46	$37	$83	$15
Power Technologies	14	7	21	6
Commercial Vehicle	42	9	51	11
Off-Highway	6	1	7	3
Structures		5	5	4
Corporate		6	6	5
Total	$108	$65	$173	$44

The future cost to complete includes estimated contractual and noncontractual separation payments, lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 4.  Goodwill and Other Intangible Assets

Changes in goodwill — Our goodwill balance of $104 at September 30, 2011 and December 31, 2010 is related to the Off-Highway segment.

Components of other intangible assets —

	Weighted	September 30, 2011			December 31, 2010
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$93	$(53)	$40	$94	$(43)	$51
Trademarks and trade names	17	4	(1)	3	4	(1)	3
Customer relationships	8	552	(233)	319	412	(179)	233
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$714	$(287)	$427	$575	$(223)	$352

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2011 were as follows: LVD — $16, Power Technologies — $38, Commercial Vehicle — $258 and Off-Highway — $115.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Charged to cost of sales	$3	$4	$10	$11
Charged to amortization of intangibles	20	15	58	46
Total amortization	$23	$19	$68	$57

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2011 exchange rates.  Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder
	of 2011	2012	2013	2014	2015

Amortization expense	$22	$87	$87	$55	$25

Note 5.  Capital Stock

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors.  Preferred dividends of $8 were accrued at September 30, 2011.

During the first nine months of 2011, holders of 90,099 shares of Series B Preferred Stock elected to convert those preferred shares into common stock and received 760,945 shares.  The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders.  Based on the market price of Dana common stock on the date of conversion, the total fair value of the conversions was $14.

Note 6.  Earnings per Share

The following table reconciles the weighted-average number of shares used in the basic earnings per share calculations to the weighted-average number of shares used to compute diluted earnings per share.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Weighted-average number of shares outstanding - basic	147.1	140.9	146.3	140.2
Employee compensation-related shares, including stock options	2.8	5.0	3.5
Conversion of preferred stock	64.7	66.2	65.5
Weighted-average number of shares outstanding - diluted	214.6	212.1	215.3	140.2

Basic earnings per share is calculated by dividing the net income available to parent company stockholders, less preferred stock dividend requirements, by the weighted-average number of common shares outstanding.  The common shares outstanding exclude any shares held in treasury.

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period.  We excluded 0.5 million and 2.2 million CSEs from the calculations of diluted earnings per share for the quarters ended September 30, 2011 and 2010 and 0.5 million and 1.8 million CSEs from the calculations of diluted earnings per share for the nine months ended September 30, 2011 and 2010 as the effect of including them would have been anti-dilutive.  In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.5 million for the nine-month period in 2010 since there was no net income available to common stockholders for the period.

We excluded 66.2 million CSEs related to the assumed conversion of the preferred stock for the nine-month period in 2010 as the effect of the conversion would have been anti-dilutive for the period.

Note 7.  Stock Compensation

Our Board of Directors approved the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) shown in the table below during the first nine months of 2011 under the 2008 Omnibus Incentive Plan.

		Weighted-average
	Granted	Per Share	Grant Date
	(In millions)	Exercise Price	Fair Value
Stock options	0.7	$17.05	$9.55
SARs	0.1	$17.82	$10.01
RSUs	1.0		$17.14
PSUs	0.2		$17.80

Stock options and SARs related to 2.0 million shares were exercised and 0.4 million shares were forfeited in the first nine months of 2011.  We received $11 of cash from the exercise of stock options and we paid $4 of cash to settle SARs, RSUs and PSUs during the first nine months of 2011.  We also issued 0.2 million shares related to PSUs based on achievement of our 2010 performance goals and 0.3 million in RSUs based on vesting.

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

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	2.64%	2.67%
Expected volatility	58.05%	58.18%

We recognized stock compensation expense of $1 and $5 during the third quarters of 2011 and 2010 and $9 and $11 during the respective nine-month periods.  At September 30, 2011, the total unrecognized compensation cost related to the non-vested portions of all stock based awards granted and expected to vest over the next one to 35 months was $20.  This cost is expected to be recognized over a weighted-average period of 23 months.

Note 8.  Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans for certain employees.  Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2011		2010		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Interest cost	$23	$3	$23	$4	$1	$2
Expected return on plan assets	(26)		(26)	(1)
Service cost		1		1
Amortization of net actuarial loss	5		8
Net periodic benefit cost	$2	$4	$5	$4	$1	$2

Nine Months Ended September 30,
Interest cost	$69	$10	$75	$13	$5	$6
Expected return on plan assets	(78)	(2)	(74)	(4)
Service cost		4		3
Amortization of net actuarial loss	15		14
Net periodic benefit cost before curtailments and settlements	6	12	15	12	5	6
Curtailment gain						(1)
Settlement loss		5		1
Net periodic benefit cost	$6	$17	$15	$13	$5	$5

During the first half of 2011, we continued to settle portions of our Canadian retiree pension benefit obligations by making lump-sum payments and by purchasing non-participating annuity contracts to cover vested benefits.  As a result of these actions, we reduced the benefit obligations by $75 and also reduced the fair value of plan assets by $75.  The related settlement loss of $5 representing the recognition of a portion of the actuarial loss deferred in AOCI was included in restructuring charges.

Note 9.  Changes in Equity

The following table presents changes in consolidated equity attributable to parent and noncontrolling interests:

	2011			2010
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity

Balance, June 30	$1,821	$104	$1,925	$1,572	$98	$1,670
Net income	110	2	112	46	1	47
Currency translation adjustments	(158)	(2)	(160)	81	3	84
Defined benefit plans	5		5	7		7
Reclassification to net gain of divestiture's cumulative translation adjustment	(1)		(1)
Unrealized investment gains (losses) and other	(19)		(19)	1		1
Other comprehensive income (loss)	(173)	(2)	(175)	89	3	92
Total comprehensive income (loss)	(63)	-	(63)	135	4	139
Other changes in equity:
Return of capital					(3)	(3)
Preferred stock dividends	(8)		(8)	(8)		(8)
Stock compensation	4		4	3		3
Common stock dividends		(2)	(2)		(1)	(1)
Ending Balance, September 30	$1,754	$102	$1,856	$1,702	$98	$1,800

Nine Months Ended September 30,

Balance, December 31	$1,687	$99	$1,786	$1,680	$100	$1,780
Net income	148	9	157	24	3	27
Currency translation adjustments	(75)	(1)	(76)	(11)	4	(7)
Defined benefit plans	20		20	13		13
Reclassification to net (gain) loss of divestiture's cumulative translation adjustment	(1)		(1)	10		10
Unrealized investment gains (losses) and other	(18)		(18)
Other comprehensive income (loss)	(74)	(1)	(75)	12	4	16
Total comprehensive income	74	8	82	36	7	43
Other changes in equity:
Return of capital					(3)	(3)
Preferred stock dividends	(23)		(23)	(24)		(24)
Stock compensation	16		16	10		10
Common stock dividends		(5)	(5)		(6)	(6)
Ending Balance, September 30	$1,754	$102	$1,856	$1,702	$98	$1,800

The net income attributable to noncontrolling interests reported for the first three months of 2011 included a $3 charge to correct the amounts reported in 2010.  This amount is not material to the current year-to-date period or to the prior periods to which it relates.

The U.S. income included in other comprehensive income (OCI) for the nine months ended September 30, 2010 coincided with a pre-tax loss for those operations.  As a result, we charged tax expense of $14 to OCI, currency translation adjustments, during the third quarter and first nine months of 2010 to recognize the income tax expense associated with the components of OCI.  An offsetting income tax benefit was attributed to operations even though valuation allowances have been established against U.S. deferred tax assets.  The benefit recognized in the statement of operations was limited to $7 due to interperiod tax allocation rules and $7 was deferred in other current liabilities.  See Note 15 for additional information on accounting for income taxes.

Note 10.  Cash Deposits and Marketable Securities

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents.  For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit.  Accordingly, these deposits are not considered to be restricted.
	U.S.	Non-U.S.	Total
Cash and cash equivalents	$351	$400	$751
Cash and cash equivalents held as deposits	3	28	31
Cash and cash equivalents held at less than wholly-owned subsidiaries	1	68	69
Balance at September 30, 2011	$355	$496	$851

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

     The following table summarizes information regarding marketable securities:

	September 30, 2011			December 31, 2010
		Unrealized	Fair		Unrealized	Fair
	Cost	Losses	Value	Cost	Gains	Value

U.S. government and agencies	$15	$-	$15	$23	$-	$23
Corporate equity securities			-	5	3	8
Certificates of deposit	11		11	15		15
Mutual funds	25	(1)	24	8		8
Total marketable securities	$51	$(1)	$50	$51	$3	$54

U.S. government agencies securities and certificates of deposit maturing in one year or less, after one year through five years and after five years total $8, $11 and $7 at September 30, 2011.

Dana realized proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities in the three months and nine months ended September 30 of $19 and $26 in 2011 and $9 and $24 in 2010.  The related gains and losses realized on this activity were not significant.

Note 11.  Financing Agreements

Senior notes — In January 2011, we completed the sale of $400 in senior unsecured notes at 6.50%, due February 15, 2019 (the 2019 Notes) and $350 in senior unsecured notes at 6.75%, due February 15, 2021 (the 2021 Notes) (collectively, the Senior Notes).  Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011.  Net proceeds of the offerings totaled approximately $733, net of the underwriting commission of $15 and fees of $2.  The underwriting commission and debt issue costs were recorded as deferred costs and will be amortized to interest expense over the life of the Senior Notes.  The net proceeds, plus cash and cash equivalents on hand of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our existing Term Facility.  In connection with the sale of the Senior Notes, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to other income, net.

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

Prior to February 15, 2015 for the 2019 Notes and prior to February 15, 2016 for the 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest.  Prior to these dates, we may also redeem some or all of the notes at a redemption price equal to the aggregate principal amount, plus accrued and unpaid interest, plus a "make-whole" premium.  At any time prior to February 15, 2014 for the 2019 Notes and February 15, 2015 for the 2021 Notes, we may redeem up to 35% of the aggregate principal amount of the notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.5% (2019 Notes) and 106.75% (2021 Notes) of the principal amount, plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

Revolving facility — In order to complete the refinancing of our term debt in January 2011, we entered into a second amendment (the Amendment) to our Revolving Credit and Guaranty Agreement (the Revolving Facility). The Amendment permitted, among other things, repayment in full of all amounts outstanding under our then existing term debt using the net proceeds from the issuance of the Senior Notes and our current cash and cash equivalents. Following the issuance of the Senior Notes, we received commitments from new and existing lenders for a $500 amended and extended revolving credit facility (the New Revolving Facility). The New Revolving Facility extends the maturity of the revolving facility to five years from the date of execution in February 2011 and reduces the aggregate principal amount of the facility from $650 to $500. In connection with amending the revolving facility, we paid fees of $6 which were recorded in the first quarter of 2011 as deferred costs and we wrote off $2 of previously deferred financing costs to other income, net.

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

At September 30, 2011, we had $750 principal amount of Senior Notes outstanding.  The weighted-average interest rate on the Senior Notes was 6.62% at September 30, 2011.  There were no borrowings under the New Revolving Facility but we had utilized $85 for letters of credit.   Based on our borrowing base collateral of $443, we had potential availability at September 30, 2011 under the New Revolving Facility of $358 after deducting the outstanding letters of credit.

European receivables loan facility — In March 2011, we terminated our previous European receivables loan agreements and established a new five-year €75 ($100 at the September 30, 2011 exchange rate) receivables securitization program. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. As of September 30, 2011, we had potential availability of $89 based on the effective borrowing base. Deferred fees of less than $1 on the former agreement were charged to loss on extinguishment of debt and new fees of $2 were deferred and are being charged to interest expense over the term of the program.

Advances under the program will bear interest based on the London Interbank Offered Rate (LIBOR) applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined).  All advances are to be repaid in full by March 2016.  Dana pays a fee on any unused amount of the program, in addition to other customary fees.  The program is subject to customary representations and warranties, covenants and events of default.  As of September 30, 2011, we had no borrowings under this program.

Debt covenants — At September 30, 2011, we were in compliance with the covenants of our debt agreements.  Under the New Revolving Facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
September 30, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$110	$-	$-	$110
Marketable securities - current asset	50	24	26
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	19		19

December 31, 2010
Notes receivable - noncurrent asset	$103	$-	$-	$103
Marketable securities - current asset	54	16	38
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	5		5

Foreign currency derivatives — The total notional amounts of outstanding foreign currency derivatives as of September 30, 2011 and December 31, 2010 were $230 and $108 comprised of currency forward contracts involving the exchange of various currencies, as shown in the table below, as well as a cross-currency swap of $3 involving the exchange of Australian dollars and South African rand.

At September 30, 2011, currency forward contracts with notional amounts of $210 were designated as cash flow hedges.  These contracts are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months.

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
Mexican peso	U.S. dollar	$108	$-	$108	Sep-12
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japaneses yen	43	8	51	Sep-12
British pound	U.S. dollar, Euro	30	1	31	Sep-12
Swedish krona	Euro	17	1	18	Sep-12
Australian dollar	U.S. dollar	12	-	12	Sep-12
Other	Various	-	7	7	Dec-11
Total forward contracts		$210	$17	$227

Amounts to be reclassified to earnings — Deferred losses of $14 at September 30, 2011, which are reported in AOCI are expected to be reclassified to earnings during the next twelve months.  The deferred losses are primarily attributable to the significant strengthening of the U.S. dollar against the Mexican peso during the third quarter of 2011.  Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2011 market rates.  Deferred losses at December 31, 2010 and the amounts reclassified from AOCI to earnings in the first nine months of 2011 were not significant.

Changes in Level 3 recurring fair value measurements —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Notes receivable	2011	2010	2011	2010
Beginning of period	$109	$97	$103	$94
Accretion of value (interest income)	3	3	9	8
Note sold in Structures sale				(2)
Unrealized gain (loss) (OCI)	(2)		(2)
End of period	$110	$100	$110	$100

     Substantially all of the notes receivable balance consists of one note, due 2019, obtained in connection with a divestiture in 2004.  Its fair value is adjusted each quarter to the lower of its callable value or its market value, which is based on the publicly traded debt of the operating subsidiary of the obligor.  The fair value of the note at September 30, 2011 was $2 lower than the callable value.  At December 31, 2010, the fair value of the note approximated the callable value.  We believe that the note will be paid in full at the end of the term or sooner.

Fair value measurements on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis.  These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Note 13.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 26,000 active pending asbestos personal injury liability claims at September 30, 2011 versus 30,000 at December 31, 2010.  In addition, approximately 11,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $93 for indemnity and defense costs for settled, pending and future claims at September 30, 2011, compared to $101 at December 31, 2010.  We use a fifteen-year time horizon for our estimate of this liability.

     At September 30, 2011, we had recorded $50 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2010.  The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers.  We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis.  The financial strength of these insurers is reviewed at least annually with the assistance of a third party.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

     During the second quarter of 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery.  As a result, other income includes a $6 credit for this recovery of past outlays related to asbestos claims.  During the first nine months of 2010, we recorded $1 of expense (before tax) ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily related to asbestos receivables at December 31, 2009.  These adjustments were not considered material to the reporting periods in 2010 or to the prior periods to which they relate.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2011 and December 31, 2010, with no recovery expected from third parties at either date.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $12 at September 30, 2011 and $13 at December 31, 2010.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.  Other accounts receivable included a related $1 recoverable from an insurer at both dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date).  On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  As of June 30, 2011, we had issued 24 million of the 28 million shares for allowed claims (valued in reorganization at $558), increasing the total shares issued to 94 million (valued in reorganization at $2,186) for unsecured claims of approximately $2,266.  Since all previously disputed and unliquidated claims had been settled as of June 30, 2011, the 4 million remaining shares (valued in reorganization at $84) were distributed pro rata to the holders of the previously allowed general unsecured claims in Class 5B during the quarter ended September 30, 2011.

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

Note 14.  Warranty Obligations

     We record a liability for estimated warranty obligations at the dates our products are sold.  We record the liability based on our estimate of costs to settle future claims.  Adjustments are made as new information becomes available.  Changes in our warranty liabilities are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$92	$83	$85	$83
Amounts accrued for current period sales	8	8	33	32
Adjustments of prior accrual estimates	(3)	7	(2)	10
Settlements of warranty claims	(8)	(12)	(31)	(36)
Currency impact and other	(5)	3	(1)
Balance, end of period	$84	$89	$84	$89

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

     We reported income tax expense (benefit) of $29 and $(4) for the quarters ended September 30, 2011 and 2010 and $91 and $10 for the respective nine-month periods.  The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, the 2010 adjustment of valuation allowances in Brazil, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

     We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit.  Net interest expense for the periods presented herein is not significant.

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

     The tax expense or benefit recorded is generally determined without regard to other categories of earnings, such as OCI.  An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, where a valuation allowance has been established against deferred tax assets.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings.  This exception resulted in a third quarter 2010 charge of $14 to OCI.  An offsetting income tax benefit was attributed to operations for the three months and nine months ended September 30, 2010.  The benefit recorded in operations for the three and nine months ended September 30, 2010 was limited to $7 due to interperiod tax allocation rules, leaving a liability of $7 in current liabilities at September 30, 2010.  This exception was not applicable in the third quarter of 2011.

     We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested.  Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings.  We recognized expense of $1 and a benefit of $(1) for the quarters ended September 30, 2011 and 2010 and expense of $1 and $2 for the respective nine-month periods.

Note 16.  Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$7	$8	$20	$21
Foreign exchange gain (loss)	12	(2)	10	(12)
Losses on extinguishment of debt		(3)	(53)	(7)
Gain on sale of equity investments	60		60
Loss on sale of Structural Products business				(5)
Impairment of long-lived assets	(5)		(5)
Other	3	7	17	12
Other income, net	$77	$10	$49	$9

     As discussed in Note 11 above, the losses on extinguishment of debt resulted primarily from repayment of our Term Facility debt.  The losses represent the OID and deferred financing fees written off in connection with early payments of principal and modifications of our borrowing programs.  As discussed in Note 2 above, the gain on sale of equity investments resulted from the divestiture of our interests in the GETRAG Entities.  Also discussed in Note 2 above, we recorded an impairment charge on our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets.  As discussed in Note 13 above, a recovery finalized in the second quarter of 2011 of past outlays related to asbestos claims resulted in a $6 credit to other income.

     Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above.  Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.  Foreign exchange loss for the first nine months of 2010 also includes a charge of $3 resulting from the devaluation of the Venezuelan bolivar.

Note 17.  Segments

     The components that management establishes for purposes of making decisions about an enterprise's operating matters are referred to as "operating segments."  We manage our operations globally through five operating segments: two on-highway segments – Light Vehicle Driveline (LVD) and Commercial Vehicle – Off-Highway, Power Technologies and Structures.  The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure.  Certain operations in South America were moved from the LVD segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market.  The results of these segments have been retroactively adjusted to conform to the current reporting structure.

     We report the results of our operating segments and related disclosures about each of our segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments.  The primary measure of operating results is segment EBITDA.  Management believes that segment EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on EBITDA.  Our segments are charged for corporate and other shared administrative costs.

     We used the following information to evaluate our operating segments:

	2011			2010
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
September 30,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$689	$50	$74	$602	$57	$63
Power Technologies	256	7	31	235	7	33
Commercial Vehicle	611	34	61	394	28	41
Off-Highway	385	15	42	271	12	23
Structures	12			13	1
Eliminations and other	(1)	(106)		1	(105)
Total	$1,952	$-	$208	$1,516	$-	$160

Nine Months Ended
September 30,
LVD	$2,016	$159	$200	$1,771	$149	$169
Power Technologies	792	21	108	697	20	95
Commercial Vehicle	1,669	93	159	1,089	72	104
Off-Highway	1,172	46	134	815	30	69
Structures	36		1	175	3	8
Eliminations and other		(319)		3	(274)
Total	$5,685	$-	$602	$4,550	$-	$445

     The following table reconciles segment EBITDA to consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Segment EBITDA	$208	$160	$602	$445
Corporate expense and other items, net	(8)	(12)	(20)	(35)
Depreciation	(53)	(57)	(163)	(180)
Amortization of intangibles	(23)	(19)	(68)	(57)
Restructuring	(24)	(10)	(65)	(60)
Loss on extinguishment of debt		(3)	(53)	(7)
Gain on sale of equity investments	60		60
Other expenses	(5)		(9)
Loss on sale of assets and impairments	(5)	(1)	(6)	(7)
Stock compensation expense	(1)	(4)	(5)	(9)
Foreign exchange on intercompany loans,
Venezuelan currency devaluation and market value adjustments on forwards	(1)	2	(3)	(13)
Interest expense	(20)	(22)	(59)	(68)
Interest income	7	8	20	21
Income before income taxes	$135	$42	$231	$30

Note 18.  Equity Affiliates

Equity Affiliates — At September 30, 2011, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

     The following table reflects our ownership percentages and the balances of equity method investments exceeding $5 at September 30, 2011:

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$140
Bendix Spicer Foundation Brake, LLC	20%	29
Axles India Limited	48%	9
All others as a group	Various	7
Investments in equity affiliates		185
Investment in affiliates carried at cost	Various	5
Investment in affiliates		$190

     The following table presents summarized financial information for GETRAG Corporation:

	Nine Months Ended September 30,
	2011	2010
Sales	$335	$282
Gross profit	$48	$37
Pre-tax income	$18	$12
Net income	$11	$6
Parent company equity earnings in affiliate	$5	$3

     On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH for $136.  The divestitures were effected pursuant to the terms of purchase agreements dated July 21, 2011.  A $60 gain was recorded in connection with the divestitures and included in other income, net on Dana’s consolidated statement of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in this report.

Forward-looking Information

     Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are indicated by words such as "anticipates," "expects," "believes," "intends," "plans," "estimates," "projects," "outlook" and similar expressions.  These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries based on our current information and assumptions.  Forward-looking statements are inherently subject to risks and uncertainties.  Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC).  All forward-looking statements speak only as of the date made or the date of this filing and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

Management Overview

     Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007.  As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.  At September 30, 2011, we employed approximately 24,000 people, operated in 26 countries and had 93 major manufacturing/distribution, engineering and office facilities around the world.

     In the first nine months of 2011, 44% of our sales came from North American operations and 56% from operations throughout the rest of the world.  We manage our operations globally through five operating segments: our two on-highway segments – Light Vehicle Driveline (LVD) and Commercial Vehicle – Off-Highway, Power Technologies and Structures.

     Our internet address is www.dana.com.  The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Business Strategy

     During the past three years, we have significantly improved our financial condition — reducing debt, raising additional equity, improving the profitability of customer programs and eliminating structural costs.  We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management.  We deliver business results from these competencies through our light vehicle driveline and power technologies businesses and our heavy vehicle on-highway commercial and off-highway businesses.  As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

     While we intend to continue aggressively reducing cost and streamlining our business operations, our future strategy includes several growth initiatives directed at strengthening the competitiveness of our products through innovation and technology, geographic expansion, aftermarket opportunities and selective acquisitions.

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

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China.  In addition to new engineering facilities in India and China, during the second quarter of 2011 a new hypoid gear manufacturing facility in India began production and we completed two transactions – our planned investment in our China-based joint venture with Dongfeng and the acquisition of the axle drive head and final assembly business from our Axles India joint venture – which significantly increased our commercial vehicle driveline presence in the region.  We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets.  In South America, our strategic agreement with SIFCO completed earlier this year makes us the leading full driveline supplier in the South American commercial vehicle market.

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

Acquisitions

SIFCO — In February 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America.  In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components.  Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems.  We are now responsible for all customer relationships, including marketing, sales, engineering and assembly.  The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America.  At current production levels, this agreement is expected to generate annual sales of approximately $400.

Dongfeng Dana Axle — In June 2011, we paid $124 to increase our equity investment in Dongfeng Dana Axle Co., Ltd. (DDAC) from 4% to 50%.  Our investment in DDAC is being accounted for on the equity method.  DDAC is the primary supplier of truck axles to Dongfeng Motor Co., Ltd.  DDAC offers a complete range of truck axles in the Chinese market, including drive, steer, tandem, and hub-reduction axles for light-, medium- and heavy-duty trucks, as well as buses.

Axles India — In June 2011, we acquired the axle drive head and final assembly business of our Axles India Limited equity affiliate for $13.  This business is expected to contribute approximately $50 to our annual sales.

Divestitures

Structural Products Business — We sold substantially all of our Structural Products business in 2010.  Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. In the first quarter of 2011, we received the earn-out payment of $15 and the $5 of deferred proceeds was paid into escrow.  Approximately $11 of the funds held in escrow was to be released to Dana in September; however, the buyer presented a listing of claims to the escrow agent seeking indemnification from Dana.  The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims.  We are currently evaluating the claims and do not presently believe that any obligation to indemnify the buyer will be material.

GETRAG — On July 27, 2011, we entered into definitive agreements to sell our equity interests in GETRAG Corporation and GETRAG Dana Holding GmbH for $136.  The sale of these interests was completed on September 30, 2011 at which time we recorded a net gain of $60.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2011 Outlook			2010	2009
North America
Light Vehicle (Total)	12,800	to	13,000	11,912	8,550
Light Truck (excl. CUV/Minivan)	3,600	to	3,700	3,520	2,330
Medium Truck (Class 5-7)	160	to	165	116	97
Heavy Truck (Class 8)	250	to	255	152	116
Europe (including E. Europe)
Light Vehicle	19,700	to	19,800	18,732	16,300
Medium/Heavy Truck	420	to	440	325	298
South America
Light Vehicle	4,300	to	4,400	4,140	3,650
Medium/Heavy Truck	215	to	230	191	115
Asia Pacific
Light Vehicle	33,000	to	34,000	34,662	28,500
Medium/Heavy Truck	1,250	to	1,350	1,437	1,089
Off-Highway – Global (year-over-year)
Agricultural Equipment	+15	to	+20%	+2 to +5%	-35 to -40%
Construction Equipment	+20	to	+25%	+20 to +25%	-70 to -75%

North America

Light vehicle markets — With gradually improving economic conditions during the past two years, production levels of light vehicles in North America have strengthened.  Third quarter 2011 production of 3.1 million units was 5% higher than the same period of 2010, while production of 9.6 million units for the first nine months of 2011 was 7% higher than 2010.  In the light truck pickup, van and sport utility vehicle (SUV) segment where more of our programs are focused, third quarter 2011 production was somewhat lower than first half 2011 levels and down about 4% compared to the third quarter of 2010.  For the nine months ended September 30, 2011 production in this segment was 5% higher than corresponding levels of a year ago.  The higher 2011 production levels reflect the higher light vehicle unit sales with nine-month light vehicle sales in the aggregate up around 9% over 2010 and the light truck pickup, van and SUV segment posting sales increases of around 12%. Light vehicle inventory levels have remained relatively constant throughout 2010 and the first half of 2011 with a supply of light vehicles around 55, with September 30, 2011 inventory ending up around 50 days.  With the easing of production in this year’s third quarter, inventory levels in the light truck pickup, van and SUV segment which had increased to around 85 days at June 30, 2011 have come back to about 67 days supply at September 30, 2011, a level lower than the 72 days of supply at September 30, 2010.

     On the economic front, consumer sentiment has been rather mixed this year with unemployment levels not showing much improvement, the housing sector continuing to be weak and fuel price volatility continuing to be a concern.  While these factors pose some risk to vehicle production levels in the near future, for the remainder of this year we expect production levels in North America to be relatively stable.  We now expect full year 2011 production levels to be near the high end of the range of our July 2011 outlook – with full year light vehicle production expected to be up 7 to 9% over 2010 and light truck pickup, van and SUV segment production expected to be 2 to 5% higher than 2010.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased over the past two years.  Heavy-duty Class 8 truck production of about 70,000 units during the third quarter of 2011 is nearly double the 38,000 units produced in the same period last year, with production of more than 180,000 units for the first nine months of this year being up about 70% over 2010.  While medium-duty Classes 5-7 production has not been as strong, production levels in the third quarter of 2011 and for the nine months ended September 30, 2011 are more than 40% higher than the corresponding periods of 2010.

     Order levels for trucks in this market have continued to be strong this past quarter.  Consequently, we expect full year medium-duty production to be stronger than our July 2011 outlook at 160,000 to 165,000 vehicles with heavy-duty segment production being down from our previous outlook of 260,000 to 270,000.

Markets Outside of North America

Light vehicle markets — An improving global economic environment has favorably impacted production levels in 2010 and 2011 in many of our major markets outside North America.  Third quarter 2011 production levels in Europe were down considerably from the first half of 2011, but still up about 4% compared to 2010.  Production in Europe for the first nine months of this year was about 8% higher than 2010.  In South America, third quarter production was up about 4% over the same period of 2010 while nine-month production was up about 7%.  Asia Pacific production levels which were adversely impacted by the earthquake in Japan earlier this year began to rebound in the third quarter – putting third quarter 2011 production up about 5% over 2010 and production for the first nine months of 2011 being about the same as the corresponding 2011 period. For the full year 2011, we expect European and South American production to be near the high end of the range of our July 2011 outlook – with Europe about 5 to 6% higher than 2010 levels, and South America about 4 to 6% higher.  Our outlook for production levels in Asia Pacific to be down slightly from 2010 following the disruption caused by the earthquake in Japan earlier this year is unchanged from July 2011.

Medium/heavy vehicle markets — Outside of North America, improved economic conditions have contributed to stronger medium- and heavy-duty truck production the past two years.  European medium/heavy production levels during the first nine months of 2011 rebounded significantly – about 50% higher than the same period in 2010.  South American production continued to strengthen – up 4%, while production levels in Asia Pacific were about 13% lower.  For the full year of 2011, we now expect European production levels to be stronger than our July 2011 outlook – up 29 to 35% from 2010, South American production to be unchanged from our previous outlook at levels 13 to 20% higher than 2010, and Asia Pacific to be weaker than our July 2011 outlook – down 6 to 13% from last year.

Off-Highway Markets

     Our off-highway business has become an increasingly significant component of our total operations.  Unlike our on-highway businesses, our off-highway business is largely concentrated outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined.  We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling.  Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and are experiencing continued strong demand in 2011.  Based on continuing solid demand in this market, our full year 2011 production outlook is unchanged from July 2011 with demand levels expected to be up 15 to 20% in the agriculture segment and 20 to 25% in the construction segment.

Sales, Earnings and Cash Flow Outlook

		2011
		Outlook	2010	2009
Sales		$7,600+	$6,109	$5,228

Adjusted EBITDA *	$	~780	$553	$326

Free Cash Flow **		$200+	$242	$109

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

With increased demand levels in certain of our markets and stronger international currencies, we expect full year sales to exceed $7,600 (up more than 25% over 2010), unchanged from our July 2011 outlook.   Although a substantial portion of increased commodity cost is recoverable through contractual relationships with customers or pricing actions, there is a time lag associated with such recoveries.  During the third quarter and first nine months of 2011, higher commodity costs out paced our contractual recoveries.  However, we were able to offset the higher commodity costs through other actions, thereby maintaining our margins.  Based on our current outlook, we expect full year 2011 Adjusted EBITDA to approximate $780, near the high end of our July 2011 outlook of $765 to $785.

We have benefited from stronger earnings and lower capital spending over the first nine months of 2011, with higher working capital requirements partially offsetting the improvement in free cash flow.  Our capital spend outlook of $185 to $225 is unchanged from our July outlook.  Our full year 2011 free cash flow expectation remains unchanged at more than $200, with a significant favorable cash contribution from reduced working capital expected during the fourth quarter.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2011 versus 2010)

	Three Months Ended
	September 30,		Increase/
	2011	2010	(Decrease)
Net sales	$1,952	$1,516	$436
Cost of sales	1,719	1,338	381
Gross margin	233	178	55
Selling, general and administrative expenses	111	99	12
Amortization of intangibles	20	15	5
Restructuring charges, net	24	10	14
Other income, net	77	10	67

Income before interest and income taxes	$155	$64	$91
Net income attributable to the parent company	$110	$46	$64

Sales — The following table shows changes in our sales by geographic region for the quarters ended September 30, 2011 and 2010.

	Three Months Ended			Amount of Change Due To
	September 30,		Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$854	$733	$121	$4	$-	$117
Europe	504	378	126	43		83
South America	380	217	163	13	115	35
Asia Pacific	214	188	26	12	7	7
Total	$1,952	$1,516	$436	$72	$122	$242

     Third quarter sales increased $436 in 2011 as compared to 2010.  The overall strengthening of several international currencies against the U.S. dollar accounted for $72 of the increase.  Net acquisition and divestiture activity contributed $122 of the sales increase, principally due to the strategic agreement with SIFCO that was completed in February 2011.  The $242 of organic growth — the change in sales attributable primarily to market volume, pricing and mix – is an increase of 16% over third quarter 2010 sales.

     The increase in sales in North America during 2011, adjusted for the effects of currency, totaled $117 — a 16% increase on 2010 sales.  Higher OEM production levels were a significant contributor to the increase.  Medium/heavy truck production was more than 65% higher in this year’s third quarter than in the same period a year ago.  Light duty production levels in 2011 were up about 5%, with production in the light pickup, van and SUV segment being down about 4%.  Strong demand in the off-highway sector also contributed, as 2011 third quarter sales were up more than 24% from last year.

     Excluding currency effects, our third quarter 2011 sales in Europe were 22% higher than in 2010.  Our businesses in Europe benefited from medium/heavy vehicle production levels, which were about 28% higher than last year’s third quarter, and modest growth in light vehicle production of around 4%.  Higher demand levels in the off-highway markets contributed to that segment’s sales being up more than 50%.

     In South America, the increase in sales of $118 resulting from the SIFCO agreement was partially offset by the $3 reported in 2010 by the divested Structural Products business in Venezuela.  Exclusive of these effects and currency movement, 2011 sales in South America were up 16% versus the third quarter of 2010, primarily as a result of stronger production levels.  Organic sales growth in Asia Pacific was about the same as in 2010 as production levels have only recently begun returning to levels expected prior to the earthquake in Japan earlier this year.

Cost of sales and gross margin — Cost of sales decreased slightly to 88.1% of sales in 2011 from 88.3% of sales in 2010.  Higher production levels contributed to improved absorption of fixed costs.  Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts.  Higher material commodity prices adversely affected year-over-year 2011 cost of sales.  However, a significant portion of this increase was offset by reductions in other material costs.  Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $233 (11.9% of sales) in 2011 from $178 (11.7% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $111 (5.7% of sales) as compared to $99 (6.5% of sales) in 2010.  The increased level of expenses is primarily attributable to costs associated with our sales growth as we continue to minimize, wherever possible, restoring support infrastructure that was eliminated through cost reduction initiatives in recent years.

Restructuring charges — Restructuring charges in both 2011 and 2010 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures.

Other income, net — Other income was $77 for the quarter ended September 30, 2011 and $10 for the corresponding 2010 period.  Included in the third quarter of 2011 is a net gain of $60 that was recognized in connection with the sale of our GETRAG joint venture interests and an impairment charge of $5 that was recognized in connection with the expected sale of certain assets. The third quarter of 2011 benefited from $12 of foreign exchange gains, whereas we experienced foreign exchange losses of $2 in last year’s third quarter.  Interest income was $7 in 2011 and $8 in 2010.

Interest expense — Interest expense of $20 in the third quarter of 2011 was $2 less than in the same period of 2010, primarily due to lower debt levels and a lower effective interest rate attributable to the refinancing and debt reduction completed earlier this year.

Income tax expense — The income tax provision was expense of $29 for the third quarter of 2011 as compared to a benefit of $4 for the third quarter of 2010.  The income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I. During the third quarter of 2010, as a consequence of reorganizing our operations in Brazil, we determined that valuation allowances against certain deferred tax assets were no longer required.  Reversal of these valuation allowances resulted in a tax benefit of $16 in the third quarter of 2010.

     In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Therefore, there is generally no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect.  As described in Note 15 to the consolidated financial statements in Item 1 of Part I, an exception to the general rule occurs when there is a pre-tax loss from operations in a country where a valuation allowance has been recorded and pre-tax income in categories such as other comprehensive income (OCI).  The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings.  Due to the application of this exception in the third quarter of 2010, we recognized an income tax benefit of $7 on pre-tax losses from operations in the U.S.

Summary Consolidated Results of Operations (Year-to-Date, 2011 versus 2010)

	Nine Months Ended
	September 30,		Increase/
	2011	2010	(Decrease)
Net sales	$5,685	$4,550	$1,135
Cost of sales	5,004	4,063	941
Gross margin	681	487	194
Selling, general and administrative expenses	317	292	25
Amortization of intangibles	58	46	12
Restructuring charges, net	65	60	5
Other income, net	49	9	40

Income before interest and income taxes	$290	$98	$192
Net income attributable to the parent company	$148	$24	$124

Sales — The following table shows changes in our sales by geographic region for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended			Amount of Change Due To
	September 30,		Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$2,496	$2,241	$255	$12	$(83)	$326
Europe	1,586	1,142	444	113		331
South America	1,011	633	378	44	237	97
Asia Pacific	592	534	58	38	(1)	21
Total	$5,685	$4,550	$1,135	$207	$153	$775

     Year-to-date sales increased $1,135 in 2011 as compared to 2010.  The overall strengthening of several international currencies against the U.S. dollar accounted for $207 of the increase.  Net acquisition and divestiture activity added $153 to sales, with the strategic agreement with SIFCO completed in February 2011 increasing sales by $291 and the sale of substantially all of our Structural Products business in March 2010 reducing sales by $145.  The $775 of organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 17% over our 2010 sales.

     Increased sales in North America during 2011, adjusted for the effects of currency and divestitures, totaled $326 — a 15% increase on 2010 sales.  The increase was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets.  Light duty production levels were 7% higher in 2011 as production in the light pickup, van and SUV segment rose 5%.  In the medium/heavy truck markets, production was up more than 55%.  In the off-highway sector, sales increased more than 20%, primarily due to stronger 2011 demand levels.

     Excluding currency effects, our year-to-date 2011 sales in Europe were 29% higher than in 2010.  Our businesses in Europe benefited from improved medium/heavy vehicle production levels, which were more than 50% higher than in the same period last year, and light vehicle production which was about 8% stronger.  Higher demand levels in the off-highway markets helped drive a sales increase of more than 50%.

     In South America, sales benefitted by $291 from the SIFCO agreement, significantly more than the $54 reported in 2010 by the divested Structural Products business.  Exclusive of these effects and currency movement, 2011 sales in South America were up 15% versus the comparable period of 2010, primarily as a result of stronger production levels.  The organic sales growth of 4% in Asia Pacific reflects tempered production levels attributed to the effects from the earthquake in Japan earlier this year.

Cost of sales and gross margin — Cost of sales decreased to 88.0% of sales in 2011 from 89.3% of sales in 2010.  Higher production levels contributed to improved absorption of fixed costs.  Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts.  Partially offsetting the reduced cost associated with these actions were higher material commodity prices which increased 2011 cost of sales.   Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $681 (12.0% of sales) in 2011 from $487 (10.7% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $317 (5.6% of sales) as compared to $292 (6.4% of sales) in 2010.  The increased level of expenses is primarily attributable to higher sales levels and certain strategic growth initiatives.

Restructuring charges — Restructuring charges were comparable in 2011 and 2010, consisting primarily of employee separation costs and exit costs associated with workforce reduction actions and facility closures.  In 2010, we recognized separation costs associated with the planned closure of our Kalamazoo, Michigan and Yennora, Australia operations.  We also implemented workforce reduction actions primarily in our operations in Europe and Venezuela, while continuing to implement previously initiated actions.  In 2011, we have continued to take actions to further consolidate our U.S. manufacturing facilities and reduce administrative workforce levels.  Additionally, in March 2011, we entered into an agreement to settle the lease obligation associated with our Yennora facility.  The cost associated with this settlement approximated $20 and was recognized in the first quarter of 2011.

Other income, net — Other income was $49 for 2011 and $9 for 2010.  Year-to-date nine-month 2011 results include a gain of $60 on the sale of our GETRAG joint venture interests, an impairment charge of $5 that was recognized in connection with the expected sale of certain assets and a charge of $53 for the write-off of unamortized original issue discount and debt issuance costs associated with the refinancing and restructuring of certain debt facilities, as more fully described in Notes 2 and 11 of the consolidated financial statements in Item 1 of Part I.  Other income in 2011 also included interest income of $20, net foreign exchange gains of $10 and a credit of $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings.  While the $21 of interest income in the nine-month 2010 period was comparable to 2011, we experienced net foreign exchange losses of $12 in 2010, along with a net loss on extinguishment of debt of $7 and a loss on the divestiture of the Structural Products business of $5.

Interest expense — Interest expense for the nine months ended September 30, 2011 was $59 as compared to $68 in 2010, primarily due to lower debt levels and a lower effective interest rate resulting from debt reduction actions completed over the past year.

Income tax expense — Income tax expense was $91 and $10 for the nine months ended September 30, 2011 and 2010.  The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.  During the nine months ended September 30, 2010, as a consequence of reorganizing our operations in Brazil, we determined that valuation allowances against certain deferred tax assets were no longer required.  Reversal of these valuation allowances resulted in a tax benefit of $16 during the nine months ended September 30, 2010.

     In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets.  Therefore, there is generally no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect.  As described in Note 15 to the consolidated financial statements in Item 1 of Part I, an exception to the general rule occurs when there is a pre-tax loss from operations in a country where a valuation allowance has been recorded and pre-tax income in categories such as other comprehensive income (OCI).  The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings.  Due to the application of this exception for the nine months ended September 30, 2010, we recognized an income tax benefit of $7 on pre-tax losses of operations in the U.S.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency	Acquisitions and	Organic
September 30,	2011	2010	(Decrease)	Effects	Divestitures	Change
LVD	$689	$602	$87	$14	$-	$73
Power Technologies	256	235	21	14		7
Commercial Vehicle	611	394	217	18	125	74
Off-Highway	385	271	114	26		88
Structures	12	13	(1)		(3)	2
Other	(1)	1	(2)			(2)
Total	$1,952	$1,516	$436	$72	$122	$242

Nine Months Ended
September 30,
LVD	$2,016	$1,771	$245	$50	$-	$195
Power Technologies	792	697	95	38		57
Commercial Vehicle	1,669	1,089	580	54	298	228
Off-Highway	1,172	815	357	65		292
Structures	36	175	(139)		(145)	6
Other		3	(3)			(3)
Total	$5,685	$4,550	$1,135	$207	$153	$775

     Our LVD and Power Technologies segments principally serve the light vehicle markets.  Exclusive of currency effects, LVD and Power Technologies sales for the three months ended September 30, 2011 were up 12% and 3% over the corresponding period of 2010.  For the nine months ended September 30, 2011, LVD and Power Technologies sales, net of currency effects, were 11% and 8% higher than the same period of 2010.  The higher sales were due primarily to increased light vehicle production levels in 2011.

     Commercial Vehicle sales in 2011 benefited from the inclusion of sales associated with the strategic agreement with SIFCO completed at the beginning of February 2011 and the Axles India acquisition in June 2011.  After adjusting for these acquisitions and the effects of currency movements, third quarter 2011 sales in this segment were up 19% over the same period in 2010, with nine month 2011 sales up 21% from 2010.  This segment benefited from significantly higher medium/higher truck production levels in 2011 – with nine month 2011 production in North America and Europe each being more than 50% higher than the same period of last year.

     Sales, net of currency effects, for the three months ended September 30, 2011 in our Off-Highway segment were 32% higher than in the third quarter of 2010, with nine month 2011 sales up 36% from 2010, principally due to stronger 2011 demand in the construction, agriculture and other segments of this market.

     We completed the sale of a substantial portion of the Structural Products business in the first quarter of 2010, while the sale of the Structures business in Venezuela occurred in the fourth quarter of 2010.  The continuing sales in 2011 relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in mid-2012.

Segment EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Segment EBITDA
Light Vehicle Driveline	$74	$63	$11	$200	$169	$31
Power Technologies	31	33	(2)	108	95	13
Commercial Vehicle	61	41	20	159	104	55
Off-Highway	42	23	19	134	69	65
Structures				1	8	(7)
Total Segment EBITDA	208	160	48	602	445	157
Corporate expense and other items, net	(8)	(12)	4	(20)	(35)	15
Adjusted EBITDA *	200	148	52	582	410	172
Depreciation and amortization	(76)	(76)		(231)	(237)	6
Restructuring	(24)	(10)	(14)	(65)	(60)	(5)
Interest expense, net	(13)	(14)	1	(39)	(47)	8
Other **	48	(6)	54	(16)	(36)	20
Income before income taxes	$135	$42	$93	$231	$30	$201

*	See discussion of non-GAAP financial measures below.

**
Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets, gain on sale of equity investment and foreign exchange costs and benefits.  See Note 17 to the consolidated financial statements in Item 1 of Part I for additional details.

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

     LVD segment EBITDA for the third quarter of 2011 was $74 as compared to $63 in the same period of 2010.  Stronger production volumes improved segment EBITDA by about $12.   Foreign currency translation gain, cost reductions and material recovery provided additional profit improvement; however, the additional earnings from these factors were more than offset by certain pricing actions which favorably impacted last year’s third quarter and higher material commodity costs.  For the first nine months of 2011, segment EBITDA of $200 improved $31 over the same period of 2010.  Nine-month EBITDA as a percent of sales improved to 9.9% of sales in 2011 from 9.5% in 2010.  Higher sales volumes, the result of stronger market production levels, increased earnings by about $36 with additional earnings improvement coming from cost reductions and material recovery.  Certain pricing actions favorably impacted the first nine months of 2010 but did not continue into 2011, thereby offsetting the 2011 profit improvements from higher sales levels and other factors.

In the Power Technologies segment, EBITDA of $31 in the third quarter of 2011 is down from $33 in 2010. Sales levels, adjusted for currency, were relatively comparable in the third quarters of this year and last year. The reduction in earnings from last year’s third quarter was principally due to higher material commodity costs. Segment EBITDA for the first nine months of 2011 was $108, an increase of $13 from 2010, with EBITDA as a percent of sales at 13.6% in both periods. Higher sales volumes from increased production levels contributed about $16 of the nine-month increase. Cost reduction and other benefits were more than offset by higher warranty cost of $4.

     Commercial Vehicle segment EBITDA for the third quarter and first nine months of 2011 was $61 and $159, increases of $20 and $55 over the comparable 2010 periods.  Nine-month segment EBITDA as a percent of sales in 2011 was 9.5%, down slightly from 9.6% in 2010.  Stronger production levels in this segment's markets added $3 and $16 to the increased third quarter and nine-month segment EBITDA, with the SIFCO transaction adding another $11 and $27.  For the comparative three and nine-month periods, pricing and cost reduction actions more than offset higher material commodity costs and higher premium freight costs incurred to satisfy customer requirements.

In our Off-Highway segment, third quarter 2011 EBITDA of $42 was up $19 from the corresponding period in 2010. Segment EBITDA of $134 for the first nine months of 2011 was up $65 from 2010. Improving market conditions in this business drove stronger sales volume which increased year-over-year third quarter segment EBITDA by about $12 and nine-month segment EBITDA by about $42. The additional improvement in earnings came principally from pricing actions and cost reductions. With the higher sales and other benefits, segment EBITDA margin improved to 11.4% for the first nine months of 2011 from 8.5% last year.

     In the Structures segment, the nine-month year-over-year reduction in Segment EBITDA is due principally to the sale of substantially all of this business in the first quarter 2010.

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

     The Revolving Facility was amended in February 2011 (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500.  With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met.  The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants.  With these actions, we have reduced our overall debt, secured fixed interest rates over the next eight to ten years and increased our financial flexibility by freeing up debt capacity for growth.  See Note 11 of our consolidated financial statements in Item 1 of Part I for additional details.

     During March 2011, we replaced our existing European receivables loan agreements and established a new five-year €75 ($100 at the September 30, 2011 exchange rate) receivables securitization program.  Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At September 30, 2011, we were in compliance with the debt covenants under our agreements.

Global liquidity — Our global liquidity at September 30, 2011 was as follows:

Cash and cash equivalents	$851
Less: Deposits supporting obligations	(31)
Available cash	820
Additional cash availability from lines of credit in the U.S. and Europe	447
Marketable securities	50
Total global liquidity	$1,317

     As of September 30, 2011, the consolidated cash balance includes $355 located in the U.S.  In addition, our cash balance at September 30, 2011 includes $69 held by less-than-wholly-owned subsidiaries where our access may be restricted.  Our ability to efficiently access cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements, as well as the business needs of the operations.  Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

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

     At September 30, 2011, there was $89 of availability, but no borrowings, under our new European trade receivable securitization program based on the effective borrowing base.  At September 30, 2011, we had no borrowings under the New Revolving Facility but we had utilized $85 for letters of credit.  Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $358 after deducting the outstanding letters of credit.  As a result, we had aggregate additional borrowing availability of $447 under these credit facilities.

Cash Flow

	Nine Months Ended
	September 30,
	2011	2010
Cash used for changes in working capital	$(183)	$(10)
Reorganization-related tax claim payment		(75)
Other cash provided by operations	369	302
Net cash flows provided by operating activities	186	217
Net cash provided by (used in) investing activities	(257)	61
Net cash flows used in financing activities	(136)	(106)
Net increase (decrease) in cash and cash equivalents	$(207)	$172

Operating activities — The table above summarizes our consolidated statement of cash flows.  Exclusive of working capital and a reorganization-related tax claim payment in 2010, other cash provided by operations was $369 during 2011 compared with $302 during 2010 due primarily to an increased level of operating earnings.

     Working capital used cash of $183 in the first nine months of 2011 and $10 in the same period of 2010.  Higher sales levels in 2011 as compared to 2010 resulted in increased levels of receivables and inventory.  Cash of $344 was used in 2011 to finance increased receivables versus $170 used in the first nine months of 2010.  We also used cash of $133 and $85 to fund higher inventory levels in the first nine months of the respective years.  Partially offsetting the cash use for higher receivables and inventory in both 2011 and 2010 was cash provided by increases in accounts payable and other net liabilities of $294 in 2011 and $245 in 2010.  Partially offsetting the increased accounts payable and other liabilities associated with higher sales in 2011 was a payment of $25 for satisfaction of an accrued warranty settlement and payments of liabilities accrued at the end of 2010 under our incentive compensation programs.

Investing activities — In 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC and $13 to acquire the axle drive head and final assembly business of Axles India. Proceeds from the sale of our GETRAG joint venture interests provided cash of $136. The sale of the Structural Products business provided cash of $113 in 2010, with $15 of additional proceeds being received in 2011 under the earn-out provision of the sale agreement. Expenditures for property, plant and equipment in 2011 were $127, as compared to $62 in 2010.

Financing activities — A cash use of $867 was incurred in 2011 in connection with the refinancing of term debt.  In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750.  Cash of $26 was used for issuance costs associated with the 2011 term debt refinancing and restructuring of other financing arrangements and $23 was used for dividend payments to preferred stockholders.  The $106 use of cash in 2010 for financing activities was principally due to repaying term debt with proceeds from the sale of the Structures business.  Dividend payments to preferred stockholders also consumed cash of $32 during the first nine months of 2010. Partially offsetting these 2010 cash uses were proceeds of $52 from the issuance of long-term debt.

Contractual Obligations

     Preferred dividends accrued but not paid were $8 at both September 30, 2011 and December 31, 2010.

     In March 2011, we entered into an agreement to settle the remaining lease obligations relating to our Yennora, Australia facility which closed in June 2011.  In connection with the settlement, we recognized $20 of lease termination costs during the first quarter of 2011.  The agreement eliminates $46 of the future lease obligations disclosed in our 2010 Form 10-K.

     Our U.S. pension plans represent the largest share of recorded defined benefit retirement obligations. The assets set aside to fund these obligations are managed under a well-balanced investment strategy that seeks appropriate diversification to lessen the exposure to market volatility while assuming an acceptable level of risk.  Long-term interest rates have again declined during 2011 and the market swings have been exaggerated most recently.  Despite the recent market turbulence, year-to-date September 2011 asset performance is near our long-term annual return of 7.50%.  Based on our current estimate of 2011 plan performance, required contributions for our U.S. plans in 2012 will approximate $62.

     There have been no other material changes at September 30, 2011 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2010 Form 10-K.

Contingencies

     For a summary of litigation and other contingencies, see Note 13 to our consolidated financial statements in Item 1 of Part I.  We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

     The preparation of our consolidated financial statements in accordance with U.S. GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures.  There have been no material changes in the application of our significant accounting policies or critical accounting estimates as discussed in Note 1 to our consolidated financial statements in Item 8 of our 2010 Form 10-K and Item 1 of Part I of this Form 10-Q.

U.S. Pension Plans - Our 2011 pension fund asset performance through September is near our expected long-term annual return of 7.50%, due in large part to the decline in long-term interest rates during 2011. The lower interest rates, if unchanged in the fourth quarter, would result in a discount rate of 4.63%, which is 60 basis points lower than the December 31, 2010 rate, being used in the year-end valuation of our U.S. pension obligations. That valuation, assuming asset earnings at our expected rate and the contributions currently scheduled for the fourth quarter, would be expected to result in projected benefit obligations approximating $1,900 and an actuarial loss approximating $75 which would be charged to other comprehensive income. Our funded status of 77% would be relatively comparable with the end of 2010. We currently estimate our minimum funding requirements to be $62 for 2012 compared to $30 for 2011. The ultimate impact on our financial condition and results of operations will depend on the actual year-end valuations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes to the market risk exposures related to changes in interest rates and commodity risk as discussed in Item 7A of our 2010 Form 10-K.  An update of changes in foreign currency exchange rate risk is noted below.

     Foreign currency exchange rate risk – During the third quarter of 2011, we expanded our risk management activities to include forward contracts associated with foreign exchange rate risk involving the exchange of the U.S. dollar with the Mexican peso and the Australian dollar.  These forward contracts serve to manage exchange rate risk associated with a portion of our forecasted sales and purchase transactions.

     Sensitivity – The following table summarizes the sensitivity of the fair value of our forward contracts at September 30, 2011 to a 10% change in foreign exchange rates (versus the U.S. dollar).

	Assuming a 10%	Assuming a 10%	Favorable
	Increase in	Decrease in	(Unfavorable)
	Rates	Rates	Change in
Foreign currency rate sensitivity:
Forwards (1)
Long U.S. dollars	$(15)	$15	Fair value
Short U.S. dollars	$4	$(4)	Fair value

(1)
Change in fair value of forward contracts assuming a 10% change in the value of the U.S. dollar vs. foreign currencies.  Amount does not include the impact of the underlying exposure.  See Note 12 to the consolidated financial statements in Item I for the fair values of our forward contracts at September 30, 2011.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities), we believe that the liabilities that may result from these proceedings beyond the amounts already accrued are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 1A.  Risk Factors

     There have been no material changes in our risk factors disclosed in Item 1A of our 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information with respect to repurchases of common stock made by us during the quarter ended September 30, 2011. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
7/1/11 - 7/31/11	24,579	$18.31	-	-
8/1/11 - 8/31/11	2,591	13.93	-	-
9/1/11 - 9/30/11	5,100	12.19	-	-

Item 6.  Exhibits

     The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: October 27, 2011	By:	/s/ James A. Yost
James A. Yost
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

Rider 43A

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

101.CAL XBRL Calculation Linkbase Document*

101.LAB XBRL Labels Linkbase Document*

101.PRE XBRL Presentation Linkbase Document*

101.DEF XBRL Definition Linkbase Document*

*
Our XBRL (Extensible Business Reporting Language) information is furnished and not filed, is not part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under these sections.

RIDER 43A

2.1	Purchase Agreement by and between Dana Limited and GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG dated July 21, 2011. Filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K dated October 5, 2011, and incorporated herein by reference.

2.2	Purchase Agreement by and between Dana Limited and T. Hagenmeyer Industriebeteiligungsgessellschaft mbH and GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG dated July 21, 2011. Filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K dated October 5, 2011, and incorporated herein by reference.