Form 10-K
period 2011-12-31
DANA HOLDING CORP
filed 2012-02-23
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2011

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑  No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 30, 2011, was approximately $2,697,000,000.

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

There were 147,521,817 shares of the registrant’s common stock outstanding at February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 24, 2012 are incorporated by reference into Part III.

DANA HOLDING CORPORATION – FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “outlook” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a leading supplier of driveline products (axles, driveshafts and transmissions), power technologies (sealing and thermal-management products) and genuine service parts for vehicle manufacturers world-wide, our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. At December 31, 2011, we employed approximately 24,500 people, operated in 26 countries and had 95 major manufacturing/distribution, engineering and office facilities around the world.

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on the Effective Date pursuant to the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified, the Plan). Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors were addressed in connection with our emergence from Chapter 11. The last of the pre-petition claims was resolved by the Bankruptcy Court in 2011. See Note 14 to our consolidated financial statements in Item 8 for further details. Our liability associated with these disputed claims was discharged upon our emergence from Chapter 11.  Therefore, the final resolution of these disputed claims did not have an impact on our results of operations or financial condition.

The terms “Dana,” “we,” “our” and “us,” when used in this report are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Overview of our Business

Markets

We serve three primary markets:

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

  Off-Highway market — In the off-highway market, we design, manufacture and sell axles, driveshafts, suspension components, transmissions, electronic controls, related modules and systems, sealing products, thermal products and related service parts for construction machinery and leisure/utility vehicles and outdoor power, agricultural, mining, forestry and material handling equipment and a variety of nonvehicular, industrial applications.

Segments

We have aligned our organization around three primary product line business units: On-Highway Driveline Technologies (On-Highway), Off-Highway Driveline Technologies (Off-Highway) and Power Products Technologies (Power Technologies). These businesses have global responsibility and accountability for business unit strategy, financial performance and customer satisfaction. We conduct our business through five operating segments:

  Three On-Highway operating segments — Light Vehicle Driveline (LVD) and Commercial Vehicle plus one business where operations will expire in mid-2012, Structural Products (Structures). Most of the operations of Structures were divested in March 2010. LVD sales in 2011 were $2,696 and its largest customers included Ford Motor Company (Ford), Chrysler Group (Chrysler), Hyundai Mobis, Nissan Motor Company (Nissan), Tata Motors (Tata) and General Motors Corp. (GM). Sales of the Commercial Vehicle segment were $2,245 in 2011. This segment’s largest customers were PACCAR Inc. (PACCAR), Volkswagen AG (Volkswagen), Volvo Group (Volvo), Daimler AG (Daimler) and Ford. Included in the Commercial Vehicle segment is our China-based 50% equity investment in Dongfeng Dana Axle Co., Ltd. (DDAC), a joint venture with Dongfeng Motors Co., Ltd. (Dongfeng). This joint venture sells primarily to an affiliate of Dongfeng who would represent our largest Commercial Vehicle customer if this joint venture was consolidated for accounting purposes. At December 31, 2011, these segments employed approximately 15,300 people, excluding DDAC, and had 55 major facilities in 18 countries.

  Off-Highway operating segment — In 2011, this segment generated sales of $1,560. The largest customers included Deere & Company, AGCO Corporation, Fiat Group, Manitou Group and Sandvik Ab. At December 31, 2011, this segment employed approximately 3,100 people and had 12 major facilities in 7 countries.

  Power Technologies operating segment — Sales in 2011 of this segment totaled $1,042. In 2011, the largest customers were Ford, GM, Caterpillar Inc., Volkswagen and PSA Peugeot Citroen. At December 31, 2011, this segment employed approximately 4,600 people and had 19 major facilities in 8 countries.

  In addition to the operating segments, there are four additional major facilities providing administrative services and five engineering facilities supporting multiple segments. At December 31, 2011, corporate and other support staff totaled approximately 1,500.

Our operating segments manufacture and market classes of similar products as shown below. See Note 18 to our consolidated financial statements in Item 8 for financial information on all of these operating segments.

	Percent of
	Consolidated
	Sales
Segment	2011	2010	2009	Products	Market
LVD	35%	39%	36%	Front and rear axles, driveshafts, differentials, torque couplings and modular assemblies	Light vehicle
Commercial Vehicle	30	24	23	Axles, driveshafts, steering shafts, suspensions and tire management systems	Medium/heavy vehicle
Off-Highway	20	19	16	Axles, driveshafts and end-fittings, transmissions, torque converters and electronic controls	Off-highway
Power Technologies	14	15	14	Gaskets, cover modules, heat shields, engine sealing systems, cooling and heat transfer products	Light vehicle, medium/heavy vehicle and off-highway
Structures	1	3	11	Frames, cradles and side rails	Light and medium/heavy vehicle

Geographic Operations

We maintain administrative and operational organizations in four regions — North America, Europe, South America and Asia Pacific — to support the operational requirements of our business units, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

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

Sales reported by our non-U.S. subsidiaries comprised $4,571 of our 2011 consolidated sales of $7,592. A summary of sales and long-lived assets by geographic region can be found in Note 18 to our consolidated financial statements in Item 8.

Customer Dependence

We have thousands of customers around the world and have developed long-standing business relationships with many of them. Our segments that operate in the automotive markets are largely dependent on light vehicle original equipment manufacturer (OEM) customers, while our Commercial Vehicle and Off-Highway segments have a broader and more geographically diverse customer base, including machinery and equipment manufacturers in addition to medium- and heavy-duty vehicle OEM customers.

Ford was the only individual customer accounting for 10% or more of our consolidated sales in 2011. As a percentage of total sales from operations, our sales to Ford were approximately 17% in 2011, 19% in 2010 and 20% in 2009 and our sales to PACCAR, our second largest customer, were approximately 7% in 2011 and 5% in 2010 and 2009.

Volkswagen, Chrysler and Daimler were our third, fourth and fifth largest customers in 2011. Our top 10 customers collectively accounted for approximately 54% of our revenues in 2011.

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

While our suppliers have generally been able to support our needs, our operations may experience shortages and delays in the supply of raw material from time to time, due to strong demand, capacity limitations, short lead times, production schedule increases from our customers and other problems experienced by the suppliers. A significant or prolonged shortage of critical components from any of our suppliers could adversely impact our ability to meet our production schedules and to deliver our products to our customers in a timely manner.

High steel and other raw material costs have had a major adverse effect on our results of operations in the past. However, pricing agreements with many of our customers provide a partial offset to the significant increases or decreases in the cost of our steel and certain other raw materials. Where formal agreements are not in place, we have generally been successful in the past in implementing price adjustments to compensate for inflationary material cost increases. Adjustments may not result in full recovery of cost increases and there may be time lags in recovery of these costs.

Seasonality

Our businesses are generally not seasonal. However, in the light vehicle market, our sales are closely related to the production schedules of our OEM customers and those schedules have historically been weakest in the third quarter of the year due to a large number of model year change-overs that occur during this period. Additionally, third-quarter production schedules in Europe are typically impacted by the summer holiday schedules and fourth-quarter production is affected globally by year-end holidays.

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

Light vehicle market — The principal LVD competitors include ZF Friedrichshafen AG (ZF Group), GKN plc (GKN), American Axle & Manufacturing Holdings, Inc. (American Axle), Magna International Inc. (Magna), Wanxiang Group Corporation, Hitachi Automotive Systems LTD., IFA Group (acquired Rotarian GmbH), Neapco, LLC and the captive and vertically integrated operations of various truck and auto manufacturers (e.g., Ford and Toyota).

Our principal Power Technologies competitors include ElringKlinger Ag, Federal-Mogul Corporation, Freudenberg NOK Group, Behr GmbH & Co. KG, Mahle GmbH, Modine Manufacturing Company, Valeo Group, YinLun Co., LTD and Denso Corporation.

Medium/heavy vehicle market — Our principal Commercial Vehicle competitors include Meritor, Inc., American Axle, Hendrickson (a subsidiary of the Boler Group), Klein Products Inc. and OEMs’ vertically integrated operations. Power Technologies’ competitors in this market are the same as in the light vehicle market.

Off-highway market — Our major competitors in the Off-Highway segment include Carraro Group, ZF Group, GKN, Kessler + Co., Meritor, Inc. and certain OEMs’ vertically integrated operations. Power Technologies’ competition in this market is similar to their competition in the other markets above.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2011, we had five major technical centers with additional research and development activities carried out at ten additional sites. Our research and development costs were $52 in 2011, $50 in 2010 and $44 in 2009. Total engineering expenses including research and development were $155 in 2011, $132 in 2010 and $119 in 2009.

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

Employment

Our worldwide employment was approximately 24,500 at December 31, 2011.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2011.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available, free of charge, on or through our Internet website (http://www.dana.com/investors) as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.  We also post our Corporate Governance Guidelines, Standards of Business Conduct for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials at this website address.  Copies of these posted materials are available in print, free of charge, to any stockholder upon request from: Dana Holding Corporation, Investor Relations, P.O. Box 1000, Maumee, Ohio 43537, or via telephone in the U.S. at 800-537-8823 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

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

While we expect a continuing overall economic recovery in 2012, negative economic conditions such as a worsening debt crisis in Europe or rising fuel prices could adversely impact our business. Adverse developments in these conditions could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 54% of our overall revenue in 2011. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

Approximately 60% of our sales in 2011 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. The U.S. dollar has generally strengthened during the second half of 2011. Continued strengthening against the euro and many other currencies of countries in which we have operations could adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

It is anticipated that the number and extent of governmental regulations related to fuel economy standards and greenhouse gas emissions, and the costs to comply with them, will increase significantly in the future. In the U.S., the Energy Independence and Security Act of 2007 requires significant increases in the Corporate Average Fuel Economy (CAFE) requirements applicable to cars and light trucks beginning with the 2011 model year. In April 2010, the National Highway Traffic Safety Administration and the Environmental Protection Agency issued a joint rulemaking, which regulates greenhouse gas pollution reduction and enhanced fuel efficiency of motor vehicles. The program covers model years 2012-2016 and mandates an increase in CAFE standards by five percent each year through 2016. The agreement requires that passenger vehicles achieve an industry standard of 35.5 miles per gallon (mpg) by 2016, an average increase of eight miles per gallon per vehicle from the 2011 requirements. Standards proposed in July 2011 for cars and light trucks for model years 2017-2025 would require performance equivalent to 54.5 mpg in 2025 while reducing allowed greenhouse gas emissions to 163 grams per mile from 250 grams per mile. In addition, a growing number of states are adopting regulations that establish carbon dioxide emission standards that effectively impose similarly increased fuel economy standards for new vehicles sold in those states. Compliance costs for our customers could require them to alter their spending, research and development plans, curtail sales, cease production or exit certain market segments characterized by lower fuel efficiency. Any of these actions could adversely affect our financial position and results of operations.

Company-Specific Risk Factors

We have taken, and continue to take, cost-reduction actions. Although our process includes planning for potential negative consequences, the cost-reduction actions may expose us to additional production risk and could adversely affect our sales, profitability and ability to attract and retain employees.

We have been reducing costs in all of our businesses and have discontinued product lines, exited businesses, consolidated manufacturing operations and positioned operations in lower cost locations. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors including our ability to successfully complete these ongoing efforts, our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete, delays in implementation of anticipated workforce reductions, decline in employee morale and the potential inability to meet operational targets due to our inability to retain or recruit key employees.

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

We and our customers rely on our respective suppliers to provide parts needed to maintain production levels. We all rely on workforces represented by labor unions. Workforce disputes that result in work stoppages or slowdowns could disrupt operations of all of these businesses which in turn could have a material adverse effect on the supply of, or demand for the products we supply our customers.

We could be adversely affected if we are unable to recover portions of commodity costs (including costs of steel, other raw materials and energy) from our customers.

We continue to work with our customers to recover a greater portion of our material cost increases. While we have achieved some success in these efforts to date, there is no assurance that commodity costs will not adversely impact our profitability in the future.

We could be adversely affected if we experience shortages of components from our suppliers or if disruptions in the supply chain lead to parts shortages for our customers.

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

Adverse economic conditions, natural disasters and other factors can similarly lead to financial distress or production problems for other suppliers to our customers which can create disruptions to our production levels. Any such supply-chain induced disruptions to our production are likely to create operating inefficiencies that will adversely affect our revenues, margins and customer relations.

We could encounter unexpected difficulties integrating acquisitions and joint ventures.

We acquired businesses and invested in joint ventures in 2011, and we expect to complete additional investments in the future that complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we entered into a transaction.

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

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, in the commercial, off-highway and light vehicle markets if our products fail to perform to specifications or cause property damage, injury or death. (See Notes 14 and 15 of our consolidated financial statements in Item 8 for additional information on warranties and product liabilities.)

We participate in certain multiemployer pension plans which are not fully funded.

We contribute to certain multiemployer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2011. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 10 of our consolidated financial statements in Item 8 for additional information on multiemployer pension plans).

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

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total
Administrative Offices	3			1	4
Engineering - Multiple Groups	1			1	2
LVD
Manufacturing/Distribution	15	3	6	10	34
Commercial Vehicle
Manufacturing/Distribution	9	4	3	4	20
Off-Highway
Manufacturing/Distribution	3	7		2	12
Power Technologies
Manufacturing/Distribution	14	4		1	19
Engineering	3				3
Structures
Manufacturing/Distribution	1				1
Total Dana	49	18	9	19	95

As of December 31, 2011, we operated in 26 countries and had 95 major manufacturing/distribution, engineering and office facilities. We lease 36 of these manufacturing and distribution operations and a portion of 2 others and own the remainder of our facilities. We believe that all of our property and equipment is properly maintained.

Our corporate headquarters facilities are located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Toledo, Ohio area house functions that have global or North American regional responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 from March 3, 2006 (the Filing Date) until emergence from Chapter 11 on the Effective Date pursuant to the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified the Plan). Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors were addressed in connection with our emergence from Chapter 11. The last of the pre-petition claims were resolved by the Bankruptcy Court in 2011. See Note 14 to our consolidated financial statements in Item 8 for further details. Our liability associated with these disputed claims was discharged upon our emergence from Chapter 11.  Therefore, the final resolution of these disputed claims did not have an impact on our results of operations or financial condition.

As previously reported and as discussed in Note 14 to our consolidated financial statements in Item 8, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “DAN.” The following table shows the high and low sales prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2011 and 2010.

	2011		2010
	High	Low	High	Low
Fourth quarter	$15.45	$9.45	$17.99	$12.06
Third quarter	19.00	9.82	12.79	8.95
Second quarter	18.96	15.64	14.10	9.27
First quarter	19.35	16.30	13.30	9.22

Holders of common stock — Based on reports by our transfer agent, there were approximately 5,655 registered holders of our common stock on February 10, 2012.

Stockholder return — The following graph shows the cumulative total stockholder return for our common stock during the period from February 1, 2008 to December 31, 2011. Five-year historical data is not presented since we emerged from Chapter 11 on January 31, 2008 and the stock performance of Dana is not comparable to the stock performance of Prior Dana. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on February 1, 2008 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Performance chart

Index

	2/1/2008	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Dana Holding Corporation	$100.00	$5.83	$85.35	$135.51	$95.67
S&P500	100.00	67.02	84.76	97.52	99.58
Dow Jones US Auto Parts	100.00	50.83	75.84	119.96	105.81

Dividends — We did not declare or pay any common stock dividends during 2011 or 2010.

Issuer’s purchases of equity securities — The following table presents information with respect to repurchases of common stock made by us during the quarter ended December 31, 2011. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
10/1/11 - 10/31/11	1,232	$12.47	—	—
11/1/11 - 11/30/11	99,735	14.12	—	—
12/1/11 - 12/31/11	493	12.53	—	—

Annual meeting — We will hold an annual meeting of stockholders on April 24, 2012.

Item 6. Selected Financial Data

	Dana				Prior Dana
				Eleven Months	One Month
				Ended	Ended	Year Ended
	Year Ended December 31,			December 31,	January 31,	December 31,
(In millions except share and per share amounts)	2011	2010	2009	2008	2008	2007
Net sales	$7,592	$6,109	$5,228	$7,344	$751	$8,721
Income (loss) from continuing operations
before income taxes	$296	$35	$(454)	$(549)	$914	$(387)
Income (loss) from continuing operations	$232	$15	$(435)	$(667)	$717	$(423)
Loss from discontinued operations				(4)	(6)	(118)
Net income (loss)	232	15	(435)	(671)	711	(541)
Less: Noncontrolling interests net
income (loss)	13	4	(5)	6	2	10
Net income (loss) attributable to the
parent company	$219	$11	$(430)	$(677)	$709	$(551)

Income (loss) per share from continuing operations
available to parent company stockholders
Basic	$1.28	$(0.15)	$(4.19)	$(7.02)	$4.77	$(2.89)
Diluted	$1.02	$(0.15)	$(4.19)	$(7.02)	$4.75	$(2.89)
Loss per share from discontinued operations
attributable to parent company stockholders
Basic	$—	$—	$—	$(0.04)	$(0.04)	$(0.79)
Diluted	$—	$—	$—	$(0.04)	$(0.04)	$(0.79)
Net income (loss) per share available to
parent company stockholders
Basic	$1.28	$(0.15)	$(4.19)	$(7.06)	$4.73	$(3.68)
Diluted	$1.02	$(0.15)	$(4.19)	$(7.06)	$4.71	$(3.68)
Cash dividends per common share	$—	$—	$—	$—	$—	$—
Common Stock Data
Weighted-average common shares outstanding
Basic	146.6	140.8	110.2	100.1	149.9	150.3
Diluted	215.3	140.8	110.2	100.1	150.4	150.3
Stock price
High	$19.35	$17.99	$11.25	$13.30		$2.51
Low	$9.45	$8.95	$0.19	$0.34		$0.02

Note: Information for Prior Dana is not comparable to the information shown for Dana due to our emergence from Chapter 11 on January 31, 2008.

	At December 31,
	Dana				Prior Dana
	2011	2010	2009	2008	2007
Summary of Financial Position
Total assets	$5,306	$5,101	$5,155	$5,607	$6,425
Notes payable, including current portion of long-term debt	$71	$167	$34	$70	$1,183
Long-term debt	$831	$780	$969	$1,181	$19
Liabilities subject to compromise					$3,511

Preferred stock	$753	$762	$771	$771	$—
Common stock, additional paid-in-capital, accumulated
deficit and accumulated other comprehensive loss	984	925	910	1,257	(782)
Total parent company stockholders’ equity (deficit)	$1,737	$1,687	$1,681	$2,028	$(782)
Book value per share	$11.85	$11.98	$15.25	$20.28	$(5.22)

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

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD) and Commercial Vehicle segments of our global On-Highway Driveline Technologies (On-Highway) business unit and through our Off-Highway Driveline Technologies (Off-Highway) business unit. Our third global business unit – Power Products Technologies (Power Technologies) – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2011, 45% of our sales came from North American operations and 55% from operations throughout the rest of the world. Our On-Highway business accounted for 65% of our global sales, the Off-Highway business represented 20%, Power Technologies accounted for 14% and Structures was 1%.

Operational and Strategic Initiatives

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

Strengthening the competitiveness of our products — We are committed to making investments and diversifying our product offerings to strengthen our competitive position in these core technologies. We’ve prioritized our focus on innovation around these core technologies because of the opportunities to create value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. In 2010, we combined the North American engineering centers of our LVD and Commercial Vehicle segments, allowing us the opportunity to better share technologies among these businesses. In 2011, commitments to new engineering facilities in India and China are more than doubling our engineering presence in the Asia Pacific region with state-of-the-art design and test capabilities that globally support each of our businesses.

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, during the second quarter of 2011 a new hypoid gear manufacturing facility in India began production and we completed two transactions – our planned investment in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) and the acquisition of the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets. In South America, our strategic agreement with SIFCO S.A. (SIFCO) completed in February 2011 makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have established a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting increased future aftermarket revenues as a percent of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the strategic agreement with SIFCO and the AIL acquisition completed this year that have a strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

Cost management – Although we’ve taken significant strides to improve our margins, particularly through streamlining and rationalizing our manufacturing activities and rationalizing our administrative support processes, additional opportunities remain. We have ramped up our material cost efforts to ensure that we’re rationalizing our supply base and obtaining appropriate competitive pricing. Further, we’re putting a major focus on reducing product complexity – something that not only improves our cost, but brings added value to our customers through more efficient assembly processes. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

Acquisitions

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems. We are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America. This acquisition contributed $390 to 2011 sales.

Dongfeng Dana Axle — In June 2011, we paid $124 to increase our equity investment in Dongfeng Dana Axle Co., Ltd. (DDAC) from 4% to 50%. Our investment in DDAC is being accounted for on the equity method. DDAC is the primary supplier of truck axles to Dongfeng. DDAC offers a complete range of truck axles in the Chinese market, including drive, steer, tandem, and hub-reduction axles for light-, medium- and heavy-duty trucks, as well as buses.

Axles India — In June 2011, we acquired the axle drive head and final assembly business of our AIL equity affiliate for $13. This business contributed $14 to our 2011 sales.

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture and are accounting for our investment under the equity method.

Divestitures

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. We completed the sale in 2010 for a selling price of $148. We received cash proceeds of $118 during 2010 and $16 in 2011. The remaining proceeds are held in escrow pending resolution of claims presented by the buyer. The Structural Products business that we retained, which generated sales of $48 in 2011, is expected to conclude operations in mid-2012.

Segments

We manage our operations globally through five operating segments. Our LVD, Power Technologies and Structures segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. As indicated above, the Structural Products business is expected to cease operations in mid-2012. The Commercial Vehicle and Off-Highway operating segments support the OEMs of on-highway commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure. Certain operations in South America were moved from the LVD segment to the Commercial Vehicle segment as the activities of these operations had become more closely aligned with the commercial vehicle market. The results of these segments have been retroactively adjusted to conform to the current reporting structure.

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2012 Outlook			2011	2010	2009
North America
Light Vehicle (Total)	13,800	to	14,100	13,125	11,941	8,583
Light Truck (excl. CUV/Minivan)	3,500	to	3,700	3,625	3,520	2,593
Medium Truck (Class 5-7)	170	to	180	167	116	93
Heavy Truck (Class 8)	280	to	290	255	152	118
Europe (including E. Europe)
Light Vehicle	19,000	to	19,500	20,089	19,094	16,516
Medium/Heavy Truck	400	to	420	430	325	204
South America
Light Vehicle	4,300	to	4,500	4,318	4,173	3,693
Medium/Heavy Truck	230	to	240	219	191	132
Asia-Pacific
Light Vehicle	41,000	to	42,000	36,803	37,046	28,932
Medium/Heavy Truck	1,700	to	1,800	1,575	1,714	1,135
Off-Highway – Global (year-over-year)
Agricultural Equipment	+0	to	+5%	+15 to +20%	+2 to +5%	-35 to -40%
Construction Equipment	+5	to	+10%	+20 to +25%	+20 to +25%	-70 to -75%

North America

Light vehicle markets — Production levels in North America have steadily increased the past three years from the depressed economic environment of 2008 and early 2009. Production levels began the upward climb in the second half of 2009 as GM and Chrysler emerged from bankruptcy reorganization and the overall economy began to rebound. With gradually improving economic conditions during the past two years, production levels of light vehicles in North America continued to strengthen. Production in 2011 of 13.1 million units was 10% higher than in 2010, while production of 11.9 million units in 2010 was up 39% from 2009. In the light truck pickup, van and SUV segment where more of our programs are focused, 2011 production increased a more modest 3% in 2011 after rebounding significantly in 2010 – up more than 35% from 2009. The higher 2011 production levels reflect the higher light vehicle unit sales which increased around 9% in 2011 and 10% in 2010, with the light truck pickup, van and SUV segment posting sales increases of around 10% in 2011 and 15% in 2010. Since the economic recovery beginning in the second half of 2009, production levels in the region have generally been adjusted to coincide with sales levels, keeping inventory levels relatively constant. Days supply of total light vehicles at the end of 2011 were around 51, compared to days supply of 55 and 53 at the end of 2010 and 2009. Inventory levels in the light truck pickup, van and SUV segment were 56 days at the end 2011, as compared to 62 days at the end of 2010 and 2009.

On the economic front, consumer sentiment has been rather mixed this past year with unemployment levels, the housing sector and fuel prices at times creating some concern about the sustainability of continued economic recovery. Although improvement or stability in these factors contributed to consumer confidence levels improving near the end of 2011, these factors continue to pose some risk and uncertainty to near-term vehicle production levels. On balance, we are expecting a modest level of economic strengthening in North America in 2012, with full year light vehicle production levels projected to be up about 5 to 7% over 2011 and light truck pickup, van and SUV segment production expected to be comparable with 2011.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased over the past three years. Heavy-duty Class 8 truck production of about 255,000 units in 2011 was more than 60% higher than in 2010, which was up 29% from 2009. While medium-duty Classes 5-7 production has not been as strong, this segment also experienced solid improvement with 2011 production levels being up more than 40% and 2010 production being up about 25%.

With the continued improvement in the North American economy and some pent up end user demand, order levels for medium/heavy commercial trucks have continued to be strong this past year. Consequently, our outlook for 2012 has Class 8 production being around 280,000 to 290,000 units, an increase of 10 to 14%, and medium-duty Classes 5-7 production coming in at around 170,000 to 180,000 units, an increase of 2 to 8%.

Markets Outside of North America

Light vehicle markets — Improvement in the overall global economic environment has favorably impacted production levels the past three years in regions outside North America. In 2011, increased production levels outside North America were tempered in Europe by softness brought on in part by sovereign debt concerns and in Asia by the effects of natural disasters that disrupted vehicle production. Despite recent weakness, for the full year 2011 production levels in Europe increased about 5% from the previous year, after increasing about 16% in 2010 from 2009. In South America, production was up about 4% in 2011, after increasing around 13% the previous year. Asia Pacific production levels, which were adversely impacted by the earthquake in Japan early in 2011 and by floods in Thailand later in the year, still came in at a level that was generally comparable with 2010. In 2010, production levels in Asia Pacific were strong – about 28% higher than in 2009. Looking ahead to 2012, we expect that the lingering sovereign debt concerns in Europe, among other factors, will adversely affect production levels. As such, we expect European production levels will be down slightly in 2012. In South America, we are anticipating a relatively steady or modestly improving economy resulting in 2012 light vehicle production levels that will be about the same or up slightly from 2011. In the Asia Pacific region, 2012 production levels are expected to increase in the range of 11 to 14% as production levels return to normal following the natural disasters in 2011 and the benefits of overall continued economic strengthening manifest.

Medium/heavy vehicle markets — The same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. Medium/heavy production in Europe was up more than 30% in 2011, following a production increase of about 59% the previous year. South American production strengthened about 15% in 2011, after being up 45% in 2010. Production in Asia Pacific declined about 8% as a consequence of the natural disasters disrupting 2011 production, after being up more than 50% the previous year. For 2012, we expect a weaker European economy will lead to medium/heavy vehicle production levels being down 2 to 7% from 2011. In South America, we expect production levels to be 5 to 10% higher than in 2011, and in Asia Pacific we expect production to rebound 8 to 14%.

Off-Highway Markets

Our off-highway business has a large presence outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and 2011. Our outlook for these markets for 2012 has demand levels ranging from comparable to up 5% in the agriculture segment and up 5 to 10% in the construction segment.

Sales, Earnings and Cash Flow Outlook

	2012 Outlook	2011	2010	2009
Sales	$8,000+	$7,592	$6,109	$5,228

Adjusted EBITDA *	$845 - $865	$765	$553	$326

Free Cash Flow **	$200+ ***	$174	$242	$109

*	Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA within the Segment Results of Operations (2011 versus 2010) discussion below.

**	Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operating activities excluding any bankruptcy claim-related payments, less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

Free cash flow is reconciled to cash flow provided by operations below:

	2011	2010	2009
Net cash flows provided by (used in) operating activities	$370	$287	$208
Purchases of property, plant and equipment	(196)	(120)	(99)
Reorganization-related claims payments		75
Free cash flow	$174	$242	$109

***	Exclusive of a special one-time $150 U.S. pension contribution.

During the past three years, significant focus was placed on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. These efforts, along with stronger sales volumes, were the primary drivers of our improved profitability. With our financial position substantially improved, in 2011 we began directing increased attention to the growth initiatives described in the Operational and Strategic Initiatives section above. In this regard, certain acquisitions also contributed to the sales growth we achieved in 2011.

We expect 2012 sales to exceed $8,000 (up more than 5% over 2011) primarily as a result of increased demand levels in most of our markets. Profit margins in 2012 are expected to benefit from the stronger overall sales volumes and from our prior and continuing restructuring, cost reduction and pricing actions, more than offsetting increased costs associated with commodity purchases and our growth initiatives. Based on our current outlook, we expect full year 2012 adjusted EBITDA to be in the range of $845 to $865.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales. Based on our projected sales and adjusted EBITDA, we expect to generate free cash flow in 2012 of more than $200. Our 2012 free cash flow projection includes a capital spend outlook of $225 to $250, up from capital spending of $196 in 2011. Increased cash requirements for interest, taxes and pension fund contributions in 2012 are also expected to consume some of the increased free cash flow attributable to higher profits. Our 2012 free cash flow projection is exclusive of a one-time, incremental contribution of $150 to our U.S. pension funds that was made in January 2012.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2011 versus 2010)

			Increase/
	2011	2010	(Decrease)
Net sales	$7,592	$6,109	$1,483
Cost of sales	6,697	5,450	1,247
Gross margin	895	659	236
Selling, general and administrative expenses	409	402	7
Amortization of intangibles	77	61	16
Restructuring charges, net	87	73	14
Impairment of long-lived assets	5		5
Other income, net	58	1	57

Income before interest and income taxes	$375	$124	$251
Net income attributable to the parent company	$219	$11	$208

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
North America	$3,385	$2,960	$425	$9	$(84)	$500
Europe	2,094	1,579	515	112		403
South America	1,334	839	495	36	334	125
Asia Pacific	779	731	48	35	6	7
Total	$7,592	$6,109	$1,483	$192	$256	$1,035

Sales increased $1,483 in 2011 as compared to 2010. The overall strengthening of several international currencies against the U.S. dollar accounted for $192 of the increase. Net acquisition and divestiture activity added $256 to sales, with the strategic agreement with SIFCO completed in February 2011 and the Axles India purchase in June 2011 increasing sales by $404 and the sale of substantially all of our Structural Products business in March 2010 reducing sales by $148. The $1,035 of organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 17% over our 2010 sales.

The increase in sales in North America during 2011, adjusted for the effects of currency and divestitures, totaled $500 — a 17% increase on 2010 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty production levels were 10% higher in 2011 while medium/heavy truck market production was up about 57%. In the off-highway sector, sales increased more than 20%, primarily due to stronger 2011 demand levels.

Excluding currency effects, our 2011 sales in Europe were 26% higher than in 2010. Our businesses in Europe benefited from improved medium/heavy vehicle production levels, which were more than 30% higher than last year, and light vehicle production which was about 5% stronger. Higher demand levels in the off-highway markets helped drive a sales increase of about 45%.

In South America, sales benefited by $390 from the SIFCO agreement, significantly more than the $56 reported in 2010 by the divested Structural Products business. Exclusive of these effects and currency movement, 2011 sales in South America were up 15% versus 2010, primarily as a result of stronger production levels. The organic sales growth of 1% in Asia Pacific reflects overall production levels for the region which were about the same as 2010, tempered by the effects of the 2011 earthquake in Japan and floods in Thailand.

Cost of sales and gross margin – Cost of sales decreased to 88.2% of sales in 2011 from 89.2% of sales in 2010. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts. Partially offsetting the reduced cost associated with these actions were higher material commodity prices which increased cost of sales in 2011. Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $895 (11.8% of sales) in 2011 from $659 (10.8% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $409 (5.4% of sales) as compared to $402 (6.6% of sales) in 2010. The modest increase in expenses is primarily attributable to overall stronger international currencies relative to the U.S. dollar and to strategic growth initiative related costs. Favorably impacting year over year SG&A expenses was $6 of lower costs attributable to asbestos-related claim activity.

Restructuring charges — Restructuring charges were $14 higher in 2011, consisting primarily of employee separation costs and exit costs associated with workforce reduction actions and facility closures. In 2010, we recognized separation costs associated with the planned closure of our Kalamazoo, Michigan and Yennora, Australia operations. We also implemented workforce reduction actions primarily in our operations in Europe and Venezuela, while continuing to implement previously initiated actions. In 2011, we have continued to take actions to further consolidate our U.S. manufacturing facilities and reduce administrative workforce levels. Additionally, in March 2011, we entered into an agreement to settle the lease obligation associated with our Yennora facility. The cost associated with this settlement approximated $20.

Impairment of long-lived assets — An impairment charge of $5 in 2011 was recognized in connection with the expected sale of certain assets.

Other income, net — Other income was $58 for 2011 and $1 for 2010. Our 2011 results include a gain of $60 on the sale of our GETRAG equity interests, a credit of $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings and a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs associated with the refinancing and restructuring of certain debt facilities, as more fully described in Notes 2, 12 and 14 of the consolidated financial statements in Item 8. In 2010, other income included a charge of $25 for a warranty claim related to our divested Structural Products business, along with a net loss on extinguishment of debt of $7 and a loss on the divestiture of the Structural Products business of $3. Other income in 2011 also included interest income of $27 and net foreign exchange gains of less than $1 while in 2010 we had $30 of interest income and $18 of net foreign exchange losses.

Interest expense — Interest expense was $79 for 2011 and $89 for 2010, including the write-off of $3 of deferred financing costs in 2010. The lower interest expense in 2011 is primarily due to lower average debt levels, a lower average effective interest rate on outstanding debt and no write-off of deferred financing costs being included in interest expense in 2011. Average effective interest rates, inclusive of amortization of debt issuance costs and original issue discount, approximated 8.0% in 2011 as compared to 8.3% in 2010.

Income tax expense — Income tax expense was $85 and $31 for 2011 and 2010. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 16 to the consolidated financial statements in Item 8. In 2011, income tax expense was reduced by $12 for the expected recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008 and by $8 for the release of valuation allowances against deferred tax assets in jurisdictions where our improved profitability no longer required that valuation allowances be maintained. During 2010, we reorganized our operations in Brazil to merge profit-generating activities into a dormant subsidiary with deferred tax assets that were offset by valuation allowances. In connection with this action, we determined that the valuation allowances were no longer required. Reversal of these valuation allowances resulted in a tax benefit of $16.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect. As described in Note 16 to the consolidated financial statements in Item 8, an exception to the general rule occurs when there is a pre-tax loss from operations in a country where a valuation allowance has been recorded and there is pre-tax income in categories such as other comprehensive income (OCI). The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. Due to the application of this exception for 2010, we recognized an income tax benefit of $5 on pre-tax losses of operations in the U.S. This exception was not applicable for 2011.

Equity in earnings of affiliates — Equity investments provided net earnings of $21 in 2011 as compared to $11 in 2010. During June 2011, we increased our investment in DDAC qualifying it as an equity investment. Our equity interest in DDAC provided equity earnings of $8 in 2011 versus $1 in 2010 after revising the prior year to reflect our previous 4% investment under the equity method.

Summary Consolidated Results of Operations (2010 versus 2009)

			Increase/
	2010	2009	(Decrease)
Net sales	$6,109	$5,228	$881
Cost of sales	5,450	4,985	465
Gross margin	659	243	416
Selling, general and administrative expenses	402	313	89
Amortization of intangibles	61	71	(10)
Restructuring charges, net	73	118	(45)
Impairment of long-lived assets		156	(156)
Other income, net	1	98	(97)

Income (loss) before interest and income taxes	$124	$(317)	$441
Net income (loss) attributable to the parent company	$11	$(430)	$441

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
North America	$2,960	$2,659	$301	$16	$(307)	$592
Europe	1,579	1,248	331	(67)		398
South America	839	798	41	68	(123)	96
Asia Pacific	731	523	208	54	(30)	184
Total	$6,109	$5,228	$881	$71	$(460)	$1,270

Sales increased $881 in 2010 as compared to 2009. The overall strengthening of several international currencies against the U.S. dollar accounted for $71 of the increase. The sale of our Structural Products business in early March 2010 resulted in a year-over-year sales reduction of $460. The organic growth in sales of $1,270 is an increase of about 27% over 2009 sales after adjusting for the effects of the Structural Products divestiture.

The increase in sales in North America during 2010, adjusted for the effects of currency and divestitures, was $592 — a 25% increase on 2009 sales adjusted for divestitures. The increase was largely due to the increased OEM production levels in the light vehicle and medium/heavy truck markets. Light duty production levels were more than 39% higher in 2010 with production in the light pickup, van and SUV segment — the sector most important to us — being up around 35%. In the medium/heavy truck markets, production was up about 27%. In the off-highway sector, improvement in 2010 demand levels contributed to increased sales of around 28%.

Excluding currency effects, our European sales were 32% higher in 2010 than in 2009. Our businesses in Europe benefited from stronger production levels in each of our markets, while also benefiting from demand levels for certain light vehicle programs that were stronger than the overall market.

Stronger international currencies increased 2010 sales by $68 in South America and $54 in Asia Pacific. The organic growth in sales in South America and Asia Pacific represents increases of 14% and 37% over 2009 sales adjusted for divestitures, due principally to the higher 2010 production levels in these regions.

Cost of sales and gross margin — Cost of sales decreased to 89.2% of sales in 2010 from 95.4% of sales in 2009. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives, material cost savings associated with engineering design changes, reduced purchase prices and other cost reduction actions. In 2009, our cost of sales was reduced by $12 of insurance recoveries primarily attributable to the settlement of environmental claims. Higher sales levels, cost reductions and pricing improvement combined to improve gross margin to $659 (10.8% of sales) in 2010 from $243 (4.6% of sales) in 2009.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2010 were $89 higher than in 2009. Additional compensation and benefit costs were a major reason for the increase. The improved operating performance in 2010 resulted in cash incentive costs of $40 associated with the annual incentive compensation programs while the only expense recorded in 2009 for cash incentive compensation was a special discretionary bonus of $13 awarded in the fourth quarter of 2009. Throughout 2009, we also suspended certain benefits and merit increases and we implemented mandatory unpaid furloughs. In 2010, we restored most of the suspended programs, granted merit increases and minimized mandatory furloughs. Primarily as a result of these actions, benefits and other compensation-related costs in 2010 were higher by approximately $46. Additionally, reductions to our liability for asbestos claims reduced SG&A by $9 in 2009. Absent these effects, SG&A expenses as a percentage of sales for 2010 would have been 5.7% as compared to 6.0% in 2009.

Restructuring charges and impairments — Restructuring expense was $73 in 2010 compared to $118 in 2009 as we continued to right-size the operations through workforce reductions and facility closures or realignment. Expense in both periods is primarily due to employee separation costs. Charges of $156 for impairment of long-lived assets were recorded in 2009, with $150 recognized in the fourth quarter of 2009 in connection with our agreement to sell the Structural Products business and $6 recognized in the second quarter in connection with revised economic outlooks of certain operating segments. The $150 consisted of $121 related to property, plant and equipment and $29 related to amortizable intangible assets, while the $6 related to indefinite lived intangibles.

Other income, net — Other income, net was $1 in 2010 and $98 in 2009. In 2010, interest income of $30 and other sources of income were essentially offset by a charge of $25 for a settlement with Toyota associated with warranty claims related to our Structural Products business, a loss of $7 on extinguishment of debt and a pre-tax loss of $3 in connection with the divestiture of the Structural Products business. In 2009, interest income of $24 and other sources of income were supplemented by a $35 net gain on the repurchase of debt at a discount, contract cancellation income of $17 in connection with the early termination of a customer program and net foreign currency transaction gains of $9. Partially offsetting the income items in 2009 was $11 of transaction expenses accrued for the Structural Products divestiture and $5 of expenses incurred in connection with the strategic assessment of certain businesses. Further details of other income, net are provided in Note 17 to the consolidated financial statements in Item 8.

Interest expense — Interest expense was $89 for 2010 and $139 for 2009, including the write-off of deferred financing costs of $3 in 2010 and $6 in 2009. The lower interest expense in 2010 is primarily due to lower average debt levels as a result of debt repurchases and repayments over the past year, a lower average effective interest rate on outstanding debt and the $3 year-over-year reduction in deferred financing costs write-offs. Average effective interest rates, inclusive of amortization of deferred financing costs and original issue discount, approximated 8.3% in 2010 as compared to 10.9% in 2009.

Income tax expense — We recorded income tax expense of $31 in 2010 and a benefit of $27 in 2009. These amounts vary from an expected expense of $12 for 2010 and an expected benefit of $159 for 2009 at the U.S. federal statutory rate of 35%, primarily due to non-deductible expenses, withholding taxes on the expected repatriation of earnings from our non-U.S. subsidiaries, adjustments to reserves for uncertain tax positions and the effects of valuation allowances as discussed in Note 16 to the consolidated financial statements in Item 8.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Consequently, there is no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax benefit or expense. As described in Note 16 of the notes to our consolidated financial statements in Item 8, an exception occurs when there is a pre-tax loss from continuing operations and pre-tax income in another category such as other comprehensive income (OCI). The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other category of earnings. Due to the application of this exception for the year ended December 31, 2010, we recognized an income tax benefit of $5 on pre-tax losses of operations in the U.S.

In 2010, we reduced previously accrued withholding taxes on expected future repatriations of foreign earnings and decreased tax expense by $3. Based on our debt refinancing and other plans, we determined that certain repatriation actions were no longer likely to occur. In 2010 we incurred $8 of withholding taxes on transfers of funds to the U.S. and between foreign subsidiaries. During 2009, tax expense was reduced by $22 as a result of modifications to previously expected repatriation actions and tax expense was increased by $6 as a result of withholding taxes on transfers of funds to the U.S. and between foreign subsidiaries. As a consequence of merging profit-generating activities in Brazil into a dormant subsidiary with deferred tax assets that were offset by valuation allowances, we determined that valuation allowances against certain deferred tax assets were no longer required. The reversal of these valuation allowances resulted in a tax benefit of $16 in 2010.

Equity in earnings of affiliates — Equity investments provided net earnings of $11 in 2010 as compared to net losses of $8 in 2009. The improvement in net earnings was primarily attributable to improved overall market conditions. Like our consolidated activities, our equity affiliates benefited from the overall higher level of vehicular production in 2010.

Segment Results of Operations (2011 versus 2010)

Segment Sales

				Amount of Change Due To
			Increase/	Currency	Acquisitions and	Organic
	2011	2010	(Decrease)	Effects	Divestitures	Change
LVD	$2,696	$2,397	$299	$42	$—	$257
Power Technologies	1,042	927	115	39		76
Commercial Vehicle	2,245	1,463	782	46	404	332
Off-Highway	1,560	1,131	429	65		364
Structures	48	188	(140)		(148)	8
Other	1	3	(2)			(2)
Total	$7,592	$6,109	$1,483	$192	$256	$1,035

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, LVD and Power Technologies sales for 2011 were 11% and 8% higher than in 2010. The higher sales were due primarily to increased light vehicle production levels.

Commercial Vehicle sales in 2011 benefited from the inclusion of sales associated with the strategic agreement with SIFCO completed at the beginning of February 2011 and the Axles India acquisition in June 2011. After adjusting for these transactions and the effects of currency movements, 2011 sales in this segment were up 23% from 2010. This segment benefited from significantly higher medium/heavy truck production levels in 2011, with production in North America being up about 57% and Europe being more than 30% higher than last year.

Sales, net of currency effects, in our Off-Highway segment were up 32% from 2010, principally due to stronger 2011 demand in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in 2010. The continuing sales in 2011 relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in mid-2012.

Segment EBITDA

	2011	2010	Increase/ (Decrease)
Segment EBITDA
LVD	$262	$227	$35
Power Technologies	139	125	14
Commercial Vehicle	218	139	79
Off-Highway	166	98	68
Structures	1	6	(5)
Total Segment EBITDA	786	595	191
Corporate expense and other items, net	(21)	(42)	21
Adjusted EBITDA *	765	553	212
Depreciation and amortization	(307)	(314)	7
Restructuring	(87)	(73)	(14)
Interest expense, net	(52)	(59)	7
Other **	(23)	(72)	49
Income before income taxes	296	35	261
Income tax expense	(85)	(31)	(54)
Equity in earnings of affiliates	21	11	12
Net income (loss)	$232	$15	$219

*	See discussion of non-GAAP financial measures below.

**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets, impairment of long-lived assets, gain on sale of equity investment, warranty claim settlement and foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 8 for additional details.

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

LVD segment EBITDA of $262 improved $35 in 2011. EBITDA as a percent of LVD sales improved to 9.7% in 2011 from 9.5% in 2010. Higher sales volumes, the result of stronger market production levels, increased earnings by about $47 with additional earnings improvement coming from cost reductions. The profit improvement from these actions was offset by higher commodity material costs, net of recoveries, and by certain pricing actions that favorably impacted 2010 but did not continue into 2011.

In the Power Technologies segment, EBITDA of $139 for 2011 is up $14 over 2010. EBITDA as a percent of sales of 13.3% in 2011 was about the same as in the previous year. Higher sales volumes from increased production levels contributed about $19 of the increase. Cost reduction and other benefits were more than offset by higher raw material and warranty costs.

Commercial Vehicle segment EBITDA for 2011 was $218, an increase of $79 over 2010. Segment EBITDA as a percent of sales in 2011 was 9.7%, up from 9.5% in 2010. Stronger production levels in this segment’s established markets added $32 to the increased segment EBITDA, with the SIFCO transaction adding another $38. For the comparative periods, pricing and cost reduction actions more than offset higher material commodity costs, net of recoveries, and higher premium freight costs incurred to satisfy customer requirements.

In our Off-Highway segment, segment EBITDA of $166 for 2011 was up $68 from 2010. Improving market conditions in this business drove stronger sales volume which increased year-over-year segment EBITDA by about $51. The additional improvement in earnings came principally from pricing actions and cost reductions, more than offsetting increased commodity material costs, net of recoveries. With the higher sales and other benefits, segment EBITDA margin improved to 10.6% for 2011 from 8.7% in 2010.

In the Structures segment, the year-over-year reduction in Segment EBITDA is due principally to the sale of substantially all of this business in the first quarter of 2010.

Segment Results of Operations (2010 versus 2009)

Segment Sales

				Amount of Change Due To
			Increase/	Currency		Organic
	2010	2009	(Decrease)	Effects	Divestitures	Change
LVD	$2,397	$1,884	$513	$62	$—	$451
Power Technologies	927	714	213	1		212
Commercial Vehicle	1,463	1,188	275	38		237
Off-Highway	1,131	850	281	(37)		318
Structures	188	592	(404)	7	(462)	51
Other	3		3		2	1
Total	$6,109	$5,228	$881	$71	$(460)	$1,270

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, 2010 sales in LVD and Power Technologies were 24% and 30% higher than in 2009. The higher sales were due primarily to increased light vehicle unit production levels in 2010 across all regions.

Sales in the Commercial Vehicle segment in 2010, adjusted for currency, were up 20% when compared to 2009. This segment is heavily concentrated in the North American market where medium/heavy (Classes 5 – 8) truck production during 2010 was up about 26%. Outside of North America, 2010 medium/heavy truck production was about 30% higher than in 2009.

With its significant European presence, our Off-Highway segment was unfavorably impacted by the weaker euro during 2010. Excluding currency effects, sales in 2010 were up about 37% when compared to sales in 2009. The increase reflects the stronger 2010 demand levels in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in 2010 which accounts for the reduced sales in this segment. Partially offsetting the divestiture impact was the benefit of higher production levels in 2010 prior to the divestiture.

Segment EBITDA

	2010	2009	Increase/ (Decrease)
Segment EBITDA
LVD	$227	$122	$105
Power Technologies	125	29	96
Commercial Vehicle	139	90	49
Off-Highway	98	38	60
Structures	6	35	(29)
Total Segment EBITDA	595	314	281
Corporate expense and other items, net	(42)	12	(54)
Adjusted EBITDA *	553	326	227
Depreciation and amortization	(314)	(397)	83
Restructuring	(73)	(118)	45
Impairment		(156)	156
Interest expense, net	(59)	(115)	56
Other **	(72)	6	(78)
Income before income taxes	35	(454)	489
Income tax benefit (expense)	(31)	27	(58)
Equity in earnings of affiliates	11	(8)	19
Net income (loss)	$15	$(435)	$450

*	See discussion of non-GAAP financial measures above.

**	Other includes gain (loss) on extinguishment of debt, warranty claim settlement, strategic transaction expenses, loss on sale of assets, stock compensation expense and foreign exchange costs and benefits. See Note 18 to the consolidated financial statements in Item 8 for additional details.

LVD segment EBITDA of $227 in 2010 improved $105 from 2009. Higher sales volumes resulting from stronger market production levels increased earnings by about $70. Material cost recovery and other pricing actions contributed about $38 to the improvement. Year-over-year segment EBITDA was negatively impacted by higher pension cost of $11 and increased warranty cost of $5. The remaining increase was driven by cost reductions which more than offset higher material costs and increased costs associated with incentive compensation and restoring benefits programs that were suspended in 2009.

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

The Commercial Vehicle segment EBITDA in 2010 was $139, an increase of $49 over the amount reported for 2009. Stronger production levels in this segment’s markets added about $50 to segment EBITDA. The segment EBITDA in 2009 benefited from higher material cost recovery of $20, partially offsetting the impact of the year-over-year sales volume improvement. The remaining improvement was due principally to benefits resulting from our restructuring and other cost reduction actions, which more than covered the increases in compensation benefit costs and warranty expense.

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

Liquidity

Term Facility refinancing and Revolving Facility amendment — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. In connection with this refinancing, we amended our Revolving Credit and Guaranty Agreement (the Revolving Facility) allowing for the issuance of the Senior Notes.

The Revolving Facility was amended in February 2011 (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next seven to nine years and increased our financial flexibility by freeing up debt capacity for growth. See Note 12 of our consolidated financial statements in Item 8 for additional details.

During March 2011, we replaced our existing European receivables loan agreements and established a new five-year €75 ($97 at the December 31, 2011 exchange rate) receivables securitization program. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At December 31, 2011, we were in compliance with the debt covenants under our agreements.

Global liquidity — Our global liquidity at December 31, 2011 was as follows:

Cash and cash equivalents	$931
Less: Deposits supporting obligations	(31)
Available cash	900
Additional cash availability from lines of credit in the U.S. and Europe	417
Marketable securities	56
Total global liquidity	$1,373

As of December 31, 2011, the consolidated cash balance includes $384 located in the U.S. In addition, our cash balance at December 31, 2011 includes $63 held by less-than-wholly-owned subsidiaries where our access may be restricted. Our ability to efficiently access cash balances in certain subsidiaries and foreign jurisdictions is subject to local regulatory, statutory or other requirements, as well as the business needs of the operations. Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

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

At December 31, 2011, there was $91 of availability, but no borrowings, under our new European trade receivable securitization program based on the effective borrowing base. At December 31, 2011, we had no borrowings under the New Revolving Facility but we had utilized $78 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $326 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $417 under these credit facilities.

In January 2012, we made a one-time contribution of $150 to the U.S. pension plans which is expected to be incremental to the expected minimum required contributions for 2012.

Cash Flow

	2011	2010	2009
Cash provided by (used for) changes in working capital	$(121)	$33	$94
Reorganization-related tax claim payment		(75)	(2)
Other cash provided by operations	491	329	116
Net cash flows provided by operating activities	370	287	208
Net cash provided by (used in ) investing activities	(344)	17	(78)
Net cash provided by (used in ) financing activities	(148)	(144)	32
Net increase (decrease) in cash and cash equivalents	$(122)	$160	$162

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and a reorganization-related tax claim payment in 2010, other cash provided by operations was $491 during 2011 compared with $329 during 2010 and $116 in 2009. The increase in 2011 was due primarily to an increased level of operating earnings partially offset by an increased use of cash for payment of income taxes. The increase in 2010 was primarily attributable to higher operating earnings. Other cash provided by operations in 2010 included a $50 incremental, voluntary contribution to the U.S. pension plans, whereas no incremental contributions were made in 2011 or 2009.

Working capital used cash of $121 in 2011 as compared to cash generation of $33 in 2010. Higher sales levels in 2011 as compared to 2010 resulted in increased levels of receivables and inventory. Cash of $264 was used in 2011 to finance increased receivables versus a use of $96 in 2010. We also used cash of $99 and $108 to fund higher inventory levels in 2011 and 2010. Partially offsetting the cash use for higher receivables and inventory in both 2011 and 2010 was cash provided by increases in accounts payable and other net liabilities of $242 in 2011 and $237 in 2010. Partially offsetting the increased accounts payable and other liabilities in 2011 was a payment of $25 for satisfaction of an accrued warranty settlement and payments of liabilities accrued at the end of 2010 under our incentive compensation programs.

The working capital cash generation of $33 in 2010 compared to $94 of cash generation in 2009. Higher sales levels in 2010 as compared to 2009 resulted in increased levels of receivables and inventory. Whereas cash of $96 was used to finance increased receivables in 2010, lower sales in 2009 drove a reduction in receivables in 2009 that provided cash of $76. Inventory levels at the end of 2008 were relatively high in relation to customer requirements. Consequently, concerted efforts to reduce inventory enabled us to generate cash of $299 in 2009. Excess inventory levels coming into 2010 had largely been worked down, so higher sales in 2010 resulted in a cash use of $108 for inventory. The cash used in 2010 and 2009 for higher receivables and inventory was more than offset by cash provided by increases in accounts payable and other net liabilities of $237. In contrast, reduced inventory and other purchases in 2009 led to a decrease in accounts payable and other liabilities which used cash of $281.

Investing activities — In 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC, $13 to acquire the axle drive head and final assembly business of Axles India and $8 to form a joint venture, Dana Rexroth Transmission Systems, with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. Proceeds from the sale of our GETRAG equity interests provided cash of $136. The sale of the Structural Products business provided cash of $118 in 2010, with $16 of additional proceeds being received in 2011 under the earn-out and other provisions of the sale agreement. Expenditures for property, plant and equipment in 2011 were $196, as compared to $120 in 2010 and $99 in 2009.

Financing activities — We used cash of $867 in 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750 and used $26 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. We also used $31 for dividend payments to preferred stockholders. The $144 use of cash in 2010 for financing activities was principally due to repaying term debt with proceeds from the sale of the Structural Products business. Dividend payments to preferred stockholders consumed cash of $66 in 2010, including $34 for previously accrued dividends. Partially offsetting these 2010 cash uses were proceeds of $52 from the issuance of long-term debt.

In 2009, we completed a common stock offering for 39 million shares generating proceeds of $250 net of underwriting fees. Cash of $214 was used in 2009 to reduce long-term debt, with another $36 being used to reduce short-term borrowings.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2011.

		Payments Due by Period
					After
Contractual Cash Obligations	Total	2012	2013 - 2014	2015 - 2016	2016
Long-term debt (1)	$855	$24	$66	$4	$761
Interest payments (2)	420	57	107	102	154
Leases (3)	267	45	94	53	75
Unconditional purchase obligations (4)	178	177	1
Pension contribution (5)	75	75
Retiree health care benefits (6)	76	7	14	16	39
Uncertain income tax positions (7)
Total contractual cash obligations	$1,871	$385	$282	$175	$1,029

Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2011.
(2)	These amounts represent future interest payments based on the debt and capital leases in place at December 31, 2011 and the interest rates applicable to such obligations.
(3)	Operating leases related to real estate, vehicles and other assets.
(4)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.
(5)

This amount represents estimated 2012 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2012 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

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

(7)	We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2011 of $46. See Note 16 to our consolidated financial statements in Item 8 for additional discussion.

Preferred dividends accrued but not paid were $8 at the end of both 2011 and 2010.

At December 31, 2011, we maintained cash balances of $31 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

Contingencies

For a summary of litigation and other contingencies, see Note 14 to our consolidated financial statements in Item 8. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Considerable judgment is often involved in making these determinations. Critical estimates are those that require the most difficult, subjective or complex judgments in the preparation of the financial statements and the accompanying notes. We evaluate these estimates and judgments on a regular basis. We believe our assumptions and estimates are reasonable and appropriate. However, the use of different assumptions could result in significantly different results and actual results could differ from those estimates. The following discussion of accounting estimates is intended to supplement the Summary of Significant Accounting Policies presented as Note 1 to our consolidated financial statements in Item 8.

Income taxes — Accounting for income taxes is complex, in part because we conduct business globally and therefore file income tax returns in numerous tax jurisdictions. Significant judgment is required in determining the income tax provision, uncertain tax positions, deferred tax assets and liabilities and the valuation allowances recorded against our net deferred tax assets. A valuation allowance is provided when, in our judgment based upon available information, it is more likely than not that a portion of such deferred tax assets will not be realized. To make this assessment, we consider the historical and projected future taxable income or loss in different tax jurisdictions and we review our tax planning strategies. We have recorded valuation allowances against deferred tax assets in the U.S. and other foreign jurisdictions where realization has been determined to be uncertain. Since future financial results may differ from previous estimates, periodic adjustments to our valuation allowances may be necessary.

In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. We are regularly under audit by the various applicable tax authorities. Although the outcome of tax audits is always uncertain, we believe that we have appropriate support for the positions taken on our tax returns and that our annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. See additional discussion of our deferred tax assets and liabilities in Note 16 to our consolidated financial statements in Item 8.

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

The inflation assumption is based on an evaluation of external market indicators. Retirement, turnover and mortality rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve is developed based on a subset of these high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows are matched to this yield curve and a present value developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based upon input from the plans’ investment advisors and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically rebalance the investments to the targeted allocation when appropriate. OPEB benefits are funded as they become due.

Actuarial gains or losses may result from changes in assumptions or when actual experience is different from that expected. Under the applicable standards, those gains and losses are not required to be immediately recognized in our results of operations as expense, but instead may be deferred as part of accumulated other comprehensive income (AOCI) and amortized into expense over future periods.

Our U.S. defined benefit pension plans comprise 89% of our consolidated defined benefit pension obligations at December 31, 2011. These plans were frozen in connection with our emergence from bankruptcy reorganization in 2008. As such, there have been no service-related costs since that time, and changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisors using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Declining discount rates increase the present value of future pension obligations - a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $51. When establishing expected long-term rates of return on pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and expected investment strategy. Our investment strategy and portfolio complexion is described in Note 10 of the consolidated financial statements in Item 8. Although our actual returns on plan assets during the past two years exceeded our expected returns of 7.5%, we have reduced the expected return on assets assumption for 2012 to 7.0% based on an increased portion of the assets being directed to fixed income, immunizing type investments. This assumption change will increase U.S. pension expense by $8 in 2012.

At December 31, 2011, we have approximately $443 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses - primarily the result of discount rate changes and differences between actual and expected asset returns - are deferred in other comprehensive income and amortized to expense over the average remaining service period of active participants following the corridor approach. In 2012, we are changing amortization methods in accordance with our policy from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive. This change in the amortization period will reduce 2012 U.S. pension expense by approximately $14.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, minimum contribution requirements for 2012 are approximately $62. In January 2012, we made a voluntary contribution of $150 to the U.S. pension plans which we presently expect to be incremental to the minimum required contribution of $62. The assumed return on the $150 voluntary contribution will decrease U.S. pension expense by $10 in 2012.

See additional discussion of our pension and OPEB obligations in Note 10 to our consolidated financial statements in Item 8.

Goodwill and other indefinite-lived intangible assets — Our goodwill and other indefinite-lived intangible assets are tested for impairment as of October 31 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update monthly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill in our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2011 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2011.

Long-lived assets with definite lives — We perform impairment analyses on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment.

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

Contingency reserves — We have numerous other loss exposures, such as environmental claims, product liability claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability based on the information presently known to us. New information and developments in these matters could materially affect our recorded liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates, commodity prices for products we use in our manufacturing and interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign currency exchange rate risk — The majority of our foreign currency exposures are associated with cross-currency intercompany loans, intercompany and third party sales and purchase transactions and third party non-U.S.-dollar-denominated debt. We use forward contracts to manage foreign currency exchange rate risks associated primarily with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into forward contracts. A 10% instantaneous increase in foreign currency rates versus the U.S. dollar would result in a loss of $10. A 10% decrease in foreign currency rates versus the U.S. dollar would result in a gain of $10 on existing foreign currency derivatives.

Changes in the fair value of forward contracts treated as cash flow hedges are reported in OCI. Deferred gains and losses are reclassified to earnings in the same period in which the underlying transactions affect earnings. Changes in the fair value of forward contracts not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of forward contracts associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income, net. See Note 13 to the consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our forward contracts at December 31, 2011 to a 10% change in foreign exchange rates (versus the U.S. dollar).

	Assuming a	Assuming a	Favorable
	10% Increase	10% Decrease	(Unfavorable)
	in Rates	in Rates	Change in
Foreign currency rate sensitivity:
Forward contracts (1)
Long U.S. dollars	$(14)	$14	Fair value
Short U.S. dollars	$4	$(4)	Fair value

(1)	Change in fair value of forward contracts assuming a 10% change in the value of the U.S. dollar vs. foreign currencies. Amount does not include the impact of the underlying exposure. See Note 13 to the consolidated financial statements in Item 8 for the fair values of our forward contracts at December 31, 2011.

Commodity price risk — We do not utilize derivative contracts to manage commodity price risk. Our overall strategy is to pass through commodity risk to our customers in our pricing agreements. A substantial portion of our customer agreements include contractual provisions for the pass-through of commodity price movements. In instances where the risk is not covered contractually, we have generally been able to adjust customer pricing to recover commodity cost increases.

Interest rate risk — Our long-term debt portfolio consists mostly of fixed-rate instruments. Currently, we do not hold any derivative contracts that hedge our interest exposures but may consider such strategies in the future.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 23, 2012

Dana Holding Corporation

  Consolidated Statement of Operations

(In millions except per share amounts)

	2011	2010	2009
Net sales	$7,592	$6,109	$5,228
Costs and expenses
Cost of sales	6,697	5,450	4,985
Selling, general and administrative expenses	409	402	313
Amortization of intangibles	77	61	71
Restructuring charges, net	87	73	118
Impairment of long-lived assets	5		156
Other income, net	58	1	98
Income (loss) before interest, reorganization items and income taxes	375	124	(317)
Interest expense	79	89	139
Reorganization items			2
Income (loss) before income taxes	296	35	(454)
Income tax benefit (expense)	(85)	(31)	27
Equity in earnings of affiliates	21	11	(8)
Net income (loss)	232	15	(435)
Less: Noncontrolling interests net income (loss)	13	4	(5)
Net income (loss) attributable to the parent company	219	11	(430)
Preferred stock dividend requirements	31	32	32
Net income (loss) available to common stockholders	$188	$(21)	$(462)

Net income (loss) per share available to parent company common stockholders:
Basic	$1.28	$(0.15)	$(4.19)
Diluted	$1.02	$(0.15)	$(4.19)
Weighted-average common shares outstanding
Basic	146.6	140.8	110.2
Diluted	215.3	140.8	110.2

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

  Consolidated Balance Sheet

 (In millions except share and per share amounts)

Assets	2011	2010
Current assets
Cash and cash equivalents	$931	$1,090
Marketable securities	56	54
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2011 and $11 in 2010	979	816
Other	193	184
Inventories	784	708
Other current assets	106	81
Total current assets	3,049	2,933
Goodwill	100	104
Intangibles	400	352
Other noncurrent assets	273	238
Investments in affiliates	198	123
Property, plant and equipment, net	1,285	1,351
Total assets	$5,305	$5,101

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$71	$167
Accounts payable	942	779
Accrued payroll and employee benefits	150	144
Accrued restructuring costs	33	28
Taxes on income	46	38
Other accrued liabilities	251	251
Total current liabilities	1,493	1,407
Long-term debt	831	780
Pension and postretirement obligations	762	740
Other noncurrent liabilities	381	388
Total liabilities	3,467	3,315
Commitments and contingencies (Note 14)
Parent company stockholders’ equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 and 5,311,298 shares outstanding	511	520
Common stock, $0.01 par value, 450,000,000 shares authorized, 147,319,438 and 144,126,032 outstanding	1	1
Additional paid-in capital	2,643	2,613
Accumulated deficit	(1,001)	(1,189)
Treasury stock, at cost (645,734 and 379,631 shares)	(9)	(4)
Accumulated other comprehensive loss	(650)	(496)
Total parent company stockholders’ equity	1,737	1,687
Noncontrolling equity	101	99
Total equity	1,838	1,786
Total liabilities and equity	$5,305	$5,101

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

  Consolidated Statement of Cash Flows

 (In millions)

	2011	2010	2009
Cash flows - operating activities
Net income (loss)	$232	$15	$(435)
Depreciation	217	238	311
Amortization of intangibles	90	76	86
Amortization of deferred financing charges and original issue discount	6	25	34
Impairment of long-lived assets	5		156
Loss (gain) on extinguishment of debt	53	7	(35)
Gain on sale of equity investments	(60)
Unremitted earnings of affiliates	(18)	(9)	10
Stock compensation expense	12	18	13
Deferred income taxes	(14)	(10)	(20)
Pension contributions in excess of expense	(15)	(30)	(5)
Reorganization-related tax claim payment		(75)
Reorganization-related other items			(4)
Change in accounts receivable	(264)	(96)	76
Change in inventories	(99)	(108)	299
Change in accounts payable	204	178	(184)
Change in accrued payroll and employee benefits	8	43	(80)
Change in accrued income taxes	30	22	(41)
Change in other current assets and liabilities		(6)	24
Change in other noncurrent assets and liabilities	(13)	(13)	8
Other, net	(4)	12	(5)
Net cash flows provided by operating activities	370	287	208

Cash flows - investing activities
Purchases of property, plant and equipment	(196)	(120)	(99)
Acquisition of businesses	(163)
Payments to acquire interest in equity affiliates	(132)
Proceeds from sale of equity investments	136
Proceeds from sale of business	16	118
Other	(5)	19	21
Net cash flows provided by (used in) investing activities	(344)	17	(78)

Cash flows - financing activities
Net change in short-term debt	26	6	(36)
Proceeds from long-term debt	765	52	27
Repayment of long-term debt	(880)	(137)	(214)
Deferred financing payments	(26)		(1)
Dividends paid to preferred stockholders	(31)	(66)
Dividends paid to noncontrolling interests	(9)	(7)	(5)
Proceeds from issuance of common stock			264
Underwriting fee payment			(14)
Other	7	8	11
Net cash flows provided by (used in) financing activities	(148)	(144)	32

Net increase (decrease) in cash and cash equivalents	(122)	160	162
Cash and cash equivalents - beginning of period	1,090	888	698
Effect of exchange rate changes on cash balances	(37)	42	28
Cash and cash equivalents - end of period	$931	$1,090	$888

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)

(In millions)

	Parent Company Stockholders
						Accumulated Other
						Comprehensive Income (Loss)				Parent
			Additional			Foreign		Unrealized	Defined	Company	Non-
	Preferred	Common	Paid-In	Treasury	Accumulated	Currency		Gains	Benefit	Stockholders’	controlling	Total
	Stock	Stock	Capital	Stock	Deficit	Translation	Hedging	(Losses)	Plans	Equity	Interests	Equity

Balance, December 31, 2008	$771	$1	$2,321	$—	$(706)	$(224)	$—	$(51)	$(84)	$2,028	$107	$2,135
Comprehensive income:
Net loss					(430)					(430)	(5)	(435)

Currency translation						109				109	2	111
Unrealized investment gains and other								63		63	1	64
Defined benefit plans									(317)	(317)		(317)
Other comprehensive income (loss)										(145)	3	(142)
Total comprehensive loss										(575)	(2)	(577)
Dividends paid											(5)	(5)
Preferred stock dividends ($4.00 per share)					(32)					(32)		(32)
Share issuance			250							250		250
Stock compensation			9							9		9
Balance, December 31, 2009	771	1	2,580		(1,168)	(115)		12	(401)	1,680	100	1,780
Comprehensive income:
Net income					11					11	4	15

Currency translation						5				5	6	11
Unrealized investment gains and other								2		2		2
Defined benefit plans									(9)	(9)	(1)	(10)
Reclassification to net loss of
cumulative translation adjustment						10				10		10
Other comprehensive income										8	5	13
Total comprehensive income										19	9	28
Return of capital											(3)	(3)
Dividends paid											(7)	(7)
Preferred stock dividends ($4.00 per share)					(32)					(32)		(32)
Share conversion	(9)		9
Stock compensation			24							24		24
Stock withheld for employees taxes				(4)						(4)		(4)
Balance, December 31, 2010	762	1	2,613	(4)	(1,189)	(100)		14	(410)	1,687	99	1,786
Comprehensive income:
Net income					219					219	13	232

Currency translation						(91)				(91)	(1)	(92)
Unrealized losses on hedge transactions							(10)			(10)		(10)
Unrealized investment gains and other								(4)		(4)	(1)	(5)
Defined benefit plans									(48)	(48)		(48)
Reclassification to net income of
cumulative translation adjustment						(1)				(1)		(1)
Other comprehensive income										(154)	(2)	(156)
Total comprehensive income										65	11	76
Dividends paid											(9)	(9)
Preferred stock dividends ($4.00 per share)					(31)					(31)		(31)
Share conversion	(9)		9
Stock compensation			21							21		21
Stock withheld for employees taxes				(5)						(5)		(5)
Balance, December 31, 2011	$753	$1	$2,643	$(9)	$(1,001)	$(192)	$(10)	$10	$(458)	$1,737	$101	$1,838

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

Estimates — Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP), which requires the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability, asbestos and warranty accruals; valuation of postemployment and postretirement benefits; valuation, depreciation and amortization of long-lived assets; valuation of noncurrent notes receivable; valuation of goodwill; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Cash and cash equivalents — Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have original maturities of three months or less when purchased.

Marketable securities — Our investments in marketable securities are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss) (AOCI) until realized. Realized gains and losses are recorded using the specific identification method.

Marketable securities are classified in Level 1 if quoted prices are available for those securities in active markets. If quoted market prices are not available, we determine fair values using prices from quoted prices of similar securities. Such securities are generally classified in Level 2.

During 2011, we determined that marketable securities having original maturities greater than 90 days had been incorrectly reported as cash and cash equivalents in prior periods. As a result, there was an overstatement of cash and cash equivalents and understatement of marketable securities of $44 and $59 at December 31, 2010 and 2009. As well, the reported cash provided by (used in) investing activities for the years ended December 31, 2009 and 2010 of $(98) and $2 should have been $(78) and $17. Amounts reported in prior periods have been revised in the accompanying financial statements and the related notes. These revisions were not considered material to the current period or to the prior periods to which they relate.

Inventories — Inventories are valued at the lower of cost or market. Cost is determined using the average or first-in, first-out (FIFO) cost method.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2011, the machinery and equipment component of property, plant and equipment included $3 of our tooling related to long-term supply arrangements and $1 of our customers’ tooling which we have the irrevocable right to use, while trade and other accounts receivable included $29 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment at least annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test is required to determine the implied fair value of the goodwill and any resulting impairment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2011. No impairment of goodwill occurred during the three years ended December 31, 2011.

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

Tangible asset impairments — We review the carrying value of amortizable long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. See Note 2 for a further discussion of long-lived asset impairment.

Other long-lived assets and liabilities — We discount our workers’ compensation and asbestos liabilities and the related amounts recoverable from insurers by applying a risk-free rate to the projected cash flows. Use of a risk-free rate is considered appropriate given that other risks affecting the volume and timing of payments have been considered in developing the probability-weighted projected cash flows. The risk-free rate applied to incremental cash flow projections, which is updated annually, was 2.75% at the end of 2011.

Fair value measurements — A three-tier fair value hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value:

•	Level 1 inputs (highest priority) include unadjusted quoted prices in active markets for identical instruments.
•	Level 2 inputs include other than quoted prices for similar instruments that are observable either directly or indirectly.
•	Level 3 inputs (lowest priority) include unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

We measure the fair value of our financial assets and liabilities using market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. When available, we use quoted market prices to determine the fair value. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, we consider the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

Financial instruments — The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Long-term notes receivable are carried at the lower of fair value or a contractual call price. Borrowings under our credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

Derivatives — Foreign currency forward contracts are carried at fair value. We enter into these contracts to manage our exposure arising from currency fluctuations associated with certain foreign currency-denominated assets and liabilities and with a portion of our forecasted sales and purchase transactions. We began to designate certain currency forward contracts as cash flow hedges on October 1, 2010.

Changes in the fair value of contracts treated as cash flow hedges are deferred and included as a component of other comprehensive income (loss) (OCI). Deferred gains and losses are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Changes in the fair value of contracts not treated as cash flow hedges are recognized in earnings as those changes occur. Changes in the fair value of contracts associated with product-related transactions are recorded in cost of sales while those associated with non-product transactions are recorded in other income, net and are generally offset by currency-driven gains or losses on the underlying transactions. We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.

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

Pension and other postretirement defined benefits — Net pension and postretirement benefits expenses and the related liabilities are determined on an actuarial basis. These plan expenses and obligations are dependent on management’s assumptions developed in consultation with our actuaries. We review these actuarial assumptions at least annually and make modifications when appropriate. With the input of independent actuaries and other relevant sources, we believe that the assumptions used are reasonable; however, changes in these assumptions, or experience different from that assumed, could impact our financial position, results of operations or cash flows.

Postemployment benefits — Costs to provide postemployment benefits to employees are accounted for on an accrual basis. Obligations that do not accumulate or vest are recorded when payment is probable and the amount can be reasonably estimated. For those obligations that accumulate or vest and the amount can be reasonably estimated, expense and the related liability is recorded as service is rendered.

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

Foreign currency translation — The financial statements of subsidiaries and equity affiliates outside the U.S. located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which typically is the local currency. Transaction gains and losses resulting from translating assets and liabilities of these entities into the functional currency are included in other income, net or in equity in earnings of affiliates. When translating into U.S. dollars, income and expense items are translated at average monthly rates of exchange, while assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred and included as a component of OCI in stockholders’ equity. For operations whose functional currency is the U.S. dollar, non-monetary assets are translated into U.S. dollars at historical exchange rates and monetary assets are translated at current exchange rates.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.

Earnings per share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. The common shares outstanding exclude any shares held in treasury.

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Costs for such programs are expensed as incurred. Research and development expenses were $52, $50 and $44 in 2011, 2010 and 2009.

Recently issued accounting pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect adoption of this guidance to impact our financial condition or results of operations.

In September 2011, the FASB issued guidance to provide an option in a company’s annual goodwill impairment test to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The guidance also expands the qualitative factors that a company should consider between annual impairment tests. The changes are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect adoption of this guidance to impact our financial condition or results of operations.

In June 2011, FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not affect how earnings per share is calculated or presented. The guidance is effective for interim and annual periods beginning after December 15, 2011. This guidance only impacts how other comprehensive income is presented, as such, it will not impact our financial condition or results of operations.

In May 2011, the FASB issued guidance to improve consistency in application of existing fair value measurement and disclosure requirements. The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. We do not expect adoption of this guidance to have a material impact on our financial condition or results of operations.

Recently adopted accounting pronouncements

In September 2011, the FASB issued guidance for employers that participate in multiemployer pension and other postretirement benefit plans to provide additional quantitative and qualitative disclosures. The amendment does not change recognition and measurement guidance. The guidance was effective December 31, 2011. The adoption did not impact our financial condition or results of operations.

Note 2.  Acquisitions and Divestitures

SIFCO — On February 1, 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems. We are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as South America’s leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems.

This agreement is being accounted for as a business combination. The aggregate fair value of the net assets acquired equals the $150 paid to SIFCO with $145 allocated to customer relationships, $25 allocated to fixed assets and $20 allocated to embedded lease obligations. We used an income approach to value customer relationships. Using this approach we calculated the estimated fair value using expected future cash flows from specific customers discounted to their net present values at an appropriate risk-adjusted rate of return. We used a replacement cost method to value fixed assets. The replacement cost method used the current cost of producing or constructing similar new items having the nearest equivalent utility as the property being valued and adjusted that value for physical depreciation and functional and economic obsolescence. We used a blended (income, cost and market) method to value the embedded lease obligation. The market method focuses on comparing the subject company to reasonably similar publicly-traded companies and considers prices paid in recent transactions that have occurred in the subject company’s industry. The customer relationships intangible asset is being amortized and the fixed assets are being depreciated on a straight-line basis over 10 years. The embedded lease obligations are being amortized using the effective-interest method over the 10 year useful lives of the related fixed assets.

Operating results attributable to our agreement with SIFCO are reported in our Commercial Vehicle segment. We have included revenue of $390 and pretax income of $17 in our results of operations since February 1, 2011. Supplemental pro forma information for periods prior to the acquisition has not been provided for the SIFCO agreement. Based on the nature, scope and transitional provisions of the agreement with SIFCO, the preparation of supplemental pro forma information is not practicable.

Dongfeng Dana Axle — On June 30, 2011, we purchased an additional 46% interest in Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China from Dongfeng Motor Co., Ltd. and certain of its affiliates for $124 plus $6 of transaction costs. Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC.

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

Our additional investment in DDAC, inclusive of fees and contingent consideration, was recorded at its fair value of $135, an excess of $70 over the corresponding DDAC book value. This fair value increase has preliminarily been allocated as follows: (1) amortizable intangible assets of $18; (2) property, plant and equipment of $16; (3) inventories of $1; (4) goodwill of $42; and (5) deferred tax liabilities of $7. The increase in basis related to property, plant and equipment is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from 10 to 45 years. The amortizable intangible assets are being amortized on a straight-line basis over the remaining useful lives of the assets ranging from four to 15 years. The purchase price allocation is based on preliminary valuation estimates and subject to adjustment as the valuations are finalized.

As a result of increasing our investment in DDAC from 4% to 50%, the accounting for our historical investment in DDAC has been retroactively adjusted from the cost to the equity method. The retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 from amounts previously reported for each of the years ended December 31, 2010 and 2009.

The following pro forma information presents the results of operations of Dana as if the additional 46% investment in DDAC had been acquired on January 1, 2010. The $1 increase in equity earnings in affiliates for the year ended December 31, 2010 has been included in the 2010 “as reported” amounts. The unaudited pro forma financial information is not intended to represent or be indicative of the results of operations of Dana that would have been reported had the acquisition been completed as of the dates presented and should not be taken as representative of the future results of operations of Dana.

	2011	2010
Net income
As reported	$232	$15
Pro forma	$236	$24

Net income attributable to the parent company
As reported	$219	$11
Pro forma	$223	$20

Net income (loss) available to common stockholders
As reported	$188	$(21)
Pro forma	$192	$(12)

Net income (loss) per share - Basic
As reported	$1.28	$(0.15)
Pro forma	$1.31	$(0.09)

Net income (loss) per share - Diluted
As reported	$1.02	$(0.15)
Pro Forma	$1.04	$(0.09)

Axles India — On June 30, 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13. This business is reported in our Commercial Vehicle segment and is expected to contribute approximately $50 to our annual sales.

This transaction is being accounted for as a business combination. The valuation of the specific assets acquired and liabilities assumed has not been completed. We expect the aggregate fair value of the net assets acquired to approximate the $13 paid to AIL. The estimated fair values of major assets acquired and liabilities assumed are as follows: accounts receivable of $1; inventories of $3; equipment of $3; intangible assets of $11; and accounts payable and other accrued liabilities of $5. The purchase price allocations are preliminary and subject to adjustment as the valuations are finalized.

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture and are accounting for our investment under the equity method.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in connection with the divestitures and included in other income, net.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. As a result of the sale agreement, we recorded a $161 charge ($153 net of tax) in December 2009, including $150 for impairment of long-lived assets and $11 for transaction and other expenses associated with the sale which was recorded in other income, net. The property, plant and equipment of this segment was impaired by $121 and definite-lived intangible assets by $29. The agreement excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract that continues until the middle of 2012. We judged these retained activities to be a significant portion of the Structural Products operating segment and concluded that the operations classified as held for sale at December 31, 2009 did not comprise a component of an entity. Accordingly, the portion of the Structural Products business sold to Metalsa has not been presented as discontinued operations in the accompanying financial statements.

We closed on the sale of all but the operations in Venezuela in March 2010 and completed the divestiture in Venezuela that December. We received cash proceeds of $118 during 2010, excluding amounts related to working capital adjustments and tooling. Approximately $30 of the proceeds remained as a receivable at the end of 2010 including $15 related to an earn-out provision, $8 held in escrow and $5 of deferred proceeds. In 2011, we received $16 and the $5 of deferred proceeds was paid into escrow. Approximately $11 of the funds held in escrow was to be released to Dana in September; however, the buyer has presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. We are evaluating the claims and do not presently believe that any obligation to indemnify the buyer will be material.

In connection with the sale, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, we will guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of are quired payment by Dana as guarantor, we are entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

Other — We are negotiating the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets. Sales of the business approximated $53 and $59 in 2011 and 2010. Based on our current estimate of an expected sales price, we recorded an asset impairment of $5 in the third quarter of 2011. The assets of the business approximate $14, including $4 of property, plant and equipment, and liabilities approximate $5. These amounts are not material for reporting as items held for sale separately on the face of the consolidated balance sheet at December 31, 2011.

Note 3.  Restructuring of Operations

We continue to focus on rationalizing our operating footprint — consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including costs associated with lease continuation obligations and certain operating costs of facilities that we are in the process of closing. We classify the incremental depreciation associated with a planned closure as accelerated depreciation/impairment and also include this cost in restructuring expense.

During 2011, we reached an agreement with the lessor to settle our LVD lease associated with the previously announced planned closure of the Yennora, Australia facility. Under the terms of the agreement, we recognized $20 of lease termination costs. Additionally, we approved the realignment of several manufacturing operations, including the planned closure of our LVD manufacturing facility in Marion, Indiana, our Power Technologies manufacturing facility in Milwaukee, Wisconsin and our Structural Products manufacturing facility in Longview, Texas. We also implemented other work force reduction initiatives at certain manufacturing facilities, primarily in our LVD and Commercial Vehicle businesses in South America, and in certain corporate and functional areas, primarily in North America and Europe. Total work force reductions from these 2011 actions, when completed, will approximate 1,200, including 1,000 manufacturing positions and 200 corporate and functional area positions.

In connection with our 2011 actions and other previously announced initiatives, we expensed $87 during 2011, including $35 of severance and related benefit costs, $45 of exit costs, $2 of accelerated depreciation/impairment cost and $5 associated with pension settlement costs related to the previously announced closure of certain of our operations in Canada (see Note 10).

During 2010, we announced our plans to consolidate our Heavy Vehicle operations and close the Kalamazoo, Michigan and Statesville, North Carolina facilities. Certain costs associated with this consolidation were accrued in 2009. We also approved certain business realignment and headcount reduction initiatives, primarily in our European and Venezuelan operations. Including costs associated with previously announced initiatives, we expensed $73 for restructuring actions during 2010, including $42 of severance and related benefit costs, $22 of exit costs and $9 of accelerated depreciation/

impairment costs.

During 2009, we continued with our employee reduction programs and our global business realignment activities, including closures in our LVD, Power Technologies and Commercial Vehicle businesses. These actions resulted in a total charge of $118, including $83 for severance and related benefit costs, $17 of exit costs and $18 of accelerated depreciation/impairment costs.

Restructuring charges and related payments and adjustments —

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2008	$55	$—	$10	$65
Activity during the period:
Charges to restructuring	91	18	23	132
Adjustments of accruals	(8)		(6)	(14)
Non-cash write-off		(18)		(18)
Cash payments	(114)		(24)	(138)
Currency impact	2			2
Balance at December 31, 2009	26		3	29
Activity during the period:
Charges to restructuring	52	9	24	85
Adjustments of accruals	(10)		(2)	(12)
Non-cash write-off		(9)		(9)
Cash payments	(46)		(21)	(67)
Currency impact	2			2
Balance at December 31, 2010	24		4	28
Activity during the period:
Charges to restructuring	44	2	45	91
Adjustments of accruals	(4)			(4)
Non-cash write-off		(2)		(2)
Pension settlements	(5)			(5)
Cash payments	(30)		(47)	(77)
Currency impact	1		1	2
Balance at December 31, 2011	$30	$—	$3	$33

At December 31, 2011, the accrued employee termination benefits relate to the reduction of approximately 1,300 employees to be completed over the next two years. The exit costs relate primarily to lease terminations. We estimate cash expenditures to approximate $21 in 2012 and $12 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2011	2011	to Date	Complete
LVD	$46	$47	$93	$13
Power Technologies	14	7	21	6
Commercial Vehicle	42	13	55	10
Off-Highway	6	4	10	2
Structures		5	5	5
Corporate		11	11	3
Total	$108	$87	$195	$39

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure. Included in the future cost to complete is the lease continuation obligation associated with the previously announced closure of our Commercial Vehicle facility in Kalamazoo, Michigan, which we expect to cease using in 2012.

Note 4.  Inventories

Inventory components at December 31 —

	2011	2010
Raw materials	$388	$327
Work in process and finished goods	451	440
Inventory reserves	(55)	(59)
Total	$784	$708

Note 5.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2011	2010
Other current assets:
Prepaid expenses	$43	$56
Deferred tax assets	51	19
Other	12	6
Total	$106	$81

Other noncurrent assets:
Notes receivable	$116	$103
Amounts recoverable from insurers	47	46
Deferred tax assets	31	28
Deferred financing costs	28	23
Income tax receivable	12
Pension assets, net of related obligations	8	10
Prepaid expenses	8	8
Other	23	20
Total	$273	$238

50

	2011	2010
Property, plant and equipment, net:
Land and improvements to land	$246	$257
Buildings and building fixtures	441	430
Machinery and equipment	1,448	1,408
Total cost	2,135	2,095
Less: accumulated depreciation	(850)	(744)
Net	$1,285	$1,351

Other accrued liabilities (current):
Non-income taxes payable	$70	$56
Warranty reserves	37	44
Customer settlement obligation		25
Work place injury costs	11	13
Asbestos claims obligations	15	15
Dividends payable	9	9
Deferred income	6	8
Accrued interest	22	8
Environmental	6	6
Payable under forward contracts	16	5
Other expense accruals	59	63
Total	$251	$251

Other noncurrent liabilities:
Deferred income tax liability	$141	$120
Asbestos claims obligations	74	86
Income tax liability	52	55
Warranty reserves	35	41
Work place injury costs	35	38
Other noncurrent liabilities	44	48
Total	$381	$388

Supplemental cash flow information —

	2011	2010	2009
Cash paid during the period for:
Interest	$53	$61	$99
Income taxes	$71	$30	$27
Non-cash financing activities:
Stock compensation plans	$10	$12	$9
Conversion of preferred stock into common stock	$9	$9	$—
Dividends on preferred stock accrued not paid	$8	$8	$32
Per share preferred dividends not paid	$1.00	$1.00	$4.00

An additional $75 income tax payment was made in 2010 in settlement of tax claims from Dana’s Chapter 11 filings. This amount is included in the consolidated statement of cash flows as a reorganization-related tax claim payment.

Note 6.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. Based on our October 31, 2011 impairment assessment, the fair value of this segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired. The changes in the carrying amount of goodwill are due to currency fluctuations.

Other non-amortizable intangible assets — Non-amortizable intangible assets relate to our Commercial Vehicle and Off-Highway segments and consist of the Dana® and Spicer® trademarks and trade names. Our valuations of these non-amortizable intangible assets utilize a relief from royalty method which is based on revenue streams. No impairment was recorded during 2011 or 2010 in connection with the required annual assessment. Based on our sales forecasts, we do not believe that these assets are at risk of being impaired.

During the second quarter of 2009, due to the negative impact of declining production expectations on our forecasts, we performed impairment testing on our indefinite-lived intangible assets as of June 30, 2009 and determined that the fair value of trademarks and trade names had declined below the carrying value. These valuations resulted in impairments of $4 and $2 in our Commercial Vehicle and Off-Highway segments in the second quarter of 2009 which we reported as impairment of intangible assets.

Amortizable intangible assets — Our amortizable intangible assets include core technology, customer relationships and a portion of our trademarks and trade names. Core technology includes the proprietary know-how and expertise that is inherent in our products and manufacturing processes. Customer relationships include the established relationships with our customers and the related ability of these customers to continue to generate future recurring revenue and income.

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update monthly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals.

As a result of finalizing the agreement to divest substantially all of the assets of our Structural Products business, we assessed the recoverability of our definite-lived intangible assets in the Structures segment during the fourth quarter of 2009. Based on the expected selling price of the related assets, we recorded an impairment of $29 to impair the intangible assets in that segment.

Components of other intangible assets —

	Weighted	December 31, 2011			December 31, 2010
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$92	$(55)	$37	$94	$(43)	$51
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	545	(250)	295	412	(179)	233
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$706	$(306)	$400	$575	$(223)	$352

As discussed in Note 2, our strategic agreement with SIFCO in 2011 increased amortizable intangible assets by $145. The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2011 were as follows: LVD — $15, Power Technologies — $35, Commercial Vehicle — $243 and Off-Highway — $107.

Amortization expense related to amortizable intangible assets —

	2011	2010	2009
Charged to cost of sales	$13	$15	$15
Charged to amortization of intangibles	77	61	71
Total amortization	$90	$76	$86

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2011 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2012	2013	2014	2015	2016
Amortization expense	$87	$87	$55	$25	$22

Note 7.  Capital Stock

Series A and Series B Preferred Stock

Issuance — We issued 2.5 million shares of our Series A Preferred and 5.4 million shares of our Series B Preferred on January 31, 2008. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge). The Series B Preferred was sold to certain other investors.

Conversion rights — In accordance with the terms of the preferred stock, all of the shares of preferred stock were, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at the initial conversion price of $13.19. This price is subject to certain adjustments when dilution occurs (based on a formula set forth in the Restated Certificate of Incorporation). Following our issuance of an additional 39 million shares in a common stock offering completed in September and October 2009 (see Note 12), the preferred stock conversion price was lowered to $11.93. At this price, the outstanding preferred shares at December 31, 2011 would convert into approximately 64.7 million shares of common stock.

Shares of Series A and Series B Preferred are convertible at any time at the option of the applicable holder. In addition, we will be able to cause the conversion of all, but not less than all, of the preferred stock, if the per share closing price of the common stock exceeds $22.24 for at least 20 consecutive trading days beginning on or after January 31, 2013. This price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.

In connection with the issuance of the preferred stock, we entered into certain Registration Rights Agreements and a Shareholders Agreement. The Registration Rights Agreements provide registration rights for the shares of our preferred stock and certain other of our equity securities. We also entered into a Shareholders Agreement with Centerbridge containing certain preemptive rights related to approval of Board members as well as restrictions related to the ability of Centerbridge to acquire additional shares of our common stock.

Centerbridge is limited until January 31, 2018 in its ability to acquire additional shares of our common stock, par value $0.01 per share, if it would own more than 30% of the voting power of our equity securities after such acquisition, or to take certain other actions to control us without the consent of a majority of our Board of Directors (excluding directors elected by the holders of Series A Preferred or nominated by the Series A Nominating Committee for election by the holders of common stock).

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

Dividends — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends of $8 were accrued at December 31, 2011 and 2010.

Conversions — During 2011 and 2010, holders of 90,099 and 88,702 shares of Series B Preferred Stock elected to convert those preferred shares into common stock and received 760,945 and 748,036 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $14 and $12.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2011, there were 147,965,172 shares of our common stock issued and 147,319,438 shares outstanding, net of 645,734 in treasury shares withheld at cost to satisfy tax obligations from stock awards issued under our share-based compensation plan.

On September 29, 2009, we completed an underwritten offering of 34 million shares of common stock at $6.75 per share, generating proceeds of $217, net of underwriting commissions and related offering expenses. On October 5, 2009, we completed the sale of an additional 5 million shares, generating net proceeds of $33.

Note 8.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

(In millions)	2011	2010	2009
Income available to common stockholders - Numerator basic	$188	$(21)	$(462)
Preferred stock dividend requirements	31
Numerator diluted	$219	$(21)	$(462)

Weighted-average number of shares outstanding - Denominator basic	146.6	140.8	110.2
Employee compensation-related shares, including stock options	3.2
Conversion of preferred stock	65.5
Denominator diluted	215.3	140.8	110.2

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million, 1.4 million and 4.8 million CSEs from the calculations of diluted earnings per share for the years 2011, 2010 and 2009 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.1 million and 2.2 million for 2010 and 2009 since there was no net income available to common stockholders for these periods.

We excluded 66.2 million and 61.8 million CSEs related to the assumed conversion of the preferred stock for 2010 and 2009, along with the adjustment for the related dividend requirements, as the effect of the conversion would have been anti-dilutive for the periods.

Note 9.  Stock Compensation

2008 Omnibus Incentive Plan

Our 2008 Omnibus Incentive Plan authorizes grants of stock options, stock appreciation rights (SARs), restricted stock awards, restricted stock units (RSUs) and performance share awards (PSUs) to be made pursuant to the plan. The eligibility requirements and terms governing the allocation of any common stock and the receipt of other consideration under the 2008 Omnibus Incentive Plan are determined by the Board of Directors and/or its Compensation Committee. The number of shares of common stock that may be issued or delivered may not exceed 16.1 million shares in the aggregate. Cash-settled awards do not count against the maximum aggregate number.

At December 31, 2011, there were 3.0 million shares available for future grants of options and other types of awards under the 2008 Omnibus Incentive Plan.

Award activity — (shares in millions)

					Restricted		Performance
	Options		SARs		Stock Units		Notional Shares
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Grant-Date		Grant-Date
Outstanding at	Shares	Price	Shares	Price	Shares	Fair Value	Shares	Fair Value
December 31, 2008	5.6	$8.01	0.1	$0.69	0.8	$5.10	0.4	$0.74
Granted	4.4	0.90	0.6	1.00	0.4	2.33	0.2	2.49
Exercised or vested	(0.1)	2.09			(0.2)	2.13	(0.3)	1.76
Forfeited or expired	(0.7)	5.05	(0.1)	0.51	(0.1)	7.17	(0.1)	2.49
December 31, 2009	9.2	4.87	0.6	1.00	0.9	4.46	0.2	0.74
Granted	1.0	11.74	0.2	11.34	0.1	11.75	0.5	11.37
Exercised or vested	(3.6)	3.33	(0.1)	0.69	(0.5)	2.95	(0.4)	6.54
Forfeited or expired	(0.5)	6.97	(0.1)	1.24
December 31, 2010	6.1	6.71	0.6	4.16	0.5	7.44	0.3	7.58
Granted	0.7	16.83	0.1	17.62	1.0	16.92	0.3	15.59
Exercised or vested	(1.9)	5.64	(0.1)	2.86	(0.5)	8.36	(0.1)	0.79
Forfeited or expired	(0.3)	8.67	(0.1)	6.44	(0.1)	16.69	(0.1)	15.83
December 31, 2011	4.6	$8.56	0.5	$8.13	0.9	$16.51	0.4	$14.95

	2011	2010	2009
Weighted-average per share grant-date fair value
Stock options	$9.43	$7.23	$0.53
SARs	9.89	6.99	0.60

Intrinsic value of awards exercised or vested
Stock options / SARs	$26	$38	$—
RSUs / PSUs	10	14	4

Compensation expense is measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options/SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $4 and $6 for cash-settled awards at December 31, 2011 and 2010.

We recognized total stock compensation expense of $12, $18 and $13 during 2011, 2010 and 2009. The total fair value of awards vested during 2011, 2010 and 2009 was $14, $17 and $6. We received $11 and $12 of cash from the exercise of stock options and we paid $4 and $3 of cash to settle SARs, RSUs and PSUs during 2011 and 2010. There were no stock option exercises and there was no cash paid in 2009. We also issued 0.3 million shares related to PSUs and 0.4 million in RSUs based on vesting. At December 31, 2011, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest over the next 34 months was $17. This cost is expected to be recognized over a weighted-average period of two years.

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

We estimated fair values for options and SARs at the date of grant using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The risk-free rate was based on U.S. Treasury security yields at the time of grant. There is no dividend yield assumption since there were no plans to pay common stock dividends. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options			SARs
	2011	2010	2009	2011	2010	2009
Expected term (in years)	6.00	6.00	6.00	6.00	6.00	6.00
Risk-free interest rate	2.63%	2.74%	2.21%	2.66%	2.75%	1.87%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility	58.03%	66.15%	63.08%	58.16%	66.10%	63.17%

Restricted stock units and performance shares — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for certain non-U.S. employees (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest in three equal annual installments beginning on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. Performance shares are awarded if specified performance goals are achieved during the respective performance period.

Outstanding awards expected to vest and those exercisable or convertible at December 31, 2011 — (shares in millions)

	Equity Awards Outstanding				Equity Awards Outstanding
	Expected to Vest				That are Exercisable or Convertible
			Weighted-Average				Weighted-Average
		Aggregate		Remaining		Aggregate		Remaining
		Intrinsic	Exercise	Contractual		Intrinsic	Exercise	Contractual
	Shares	Value	Price	Life in Years	Shares	Value	Price	Life in Years
Options / SARs	5.0	$22	$8.46	7.2	3.1	$14	$7.88	6.6
RSUs	0.9	10	—	1.6	0.1	1	—	0.3
PSUs	0.4	5	—	1.0	0.1	1	—	1.0

Annual cash incentive awards — Our 2008 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial target performance goals. The performance goals of these plans are established annually by the Board of Directors.

Under the 2011 and 2010 programs, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. Additionally, both our 2011 and 2010 long-term incentive programs included a cash-settled component which provided for potential payments if we achieved return on invested capital and new business origination performance goals. We accrued $37 and $40 of expense in 2011 and 2010 for the expected cash payments under these programs.

During the fourth quarter of 2009, we accrued $13 of expense for two compensation programs. Employees working in countries where pay increases were frozen in 2009 were awarded a one-time payment of 2% of their eligible base salary. Also included was a one-time Special Recognition Bonus awarded to the top 1,000 bonus eligible employees pursuant to the terms and conditions of the 2008 Omnibus Incentive Plan. This award was based on each individual’s compensation level and their individual contributions toward achievement of our 2009 objectives.

Note 10.  Pension and Postretirement Benefit Plans

We sponsor various defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

We also sponsor various defined contribution plans that cover the majority of our employees. Under the terms of the qualified defined contribution retirement plans, employee and employer contributions may be directed into a number of diverse investments. None of these qualified defined contribution plans allow direct investment in our stock.

Components of net periodic benefit costs and other amounts recognized in OCI —

	Pension Benefits
	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$92	$13	$100	$17	$109	$19
Expected return on plan assets	(104)	(2)	(99)	(5)	(116)	(9)
Service cost		5		5		6
Amortization of net actuarial loss	20		19
Curtailment (gain) loss					1	(1)
Settlement loss		5		2		1
Termination cost					2
Net periodic benefit cost (credit)	8	21	20	19	(4)	16

Recognized in OCI:
Amount due to net actuarial (gains) losses	66	(1)	29	3	285	27
Prior service cost from
plan amendments						(1)
Amortization of net actuarial
losses in net periodic cost	(20)	(5)	(19)	(2)
Total recognized in OCI	46	(6)	10	1	285	26
Net recognized in benefit cost and OCI	$54	$15	$30	$20	$281	$42

	OPEB - Non-U.S
	2011	2010	2009
Interest cost	$7	$7	$6
Service cost			1
Curtailment gain			(2)
Net periodic benefit cost	7	7	5

Recognized in OCI:
Amount due to net actuarial (gains) losses	7	(1)	9
Total recognized in OCI	7	(1)	9
Net recognized in benefit cost and OCI	$14	$6	$14

Our U.S. pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2012 is $14 for our U.S. plans and a nominal amount for our non-U.S. plans. The year-over-year decrease in amortization of net actuarial losses is primarily due to a change in amortization methods in accordance with our policy from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive. There is no net actuarial gain or loss related to OPEB plans that will be amortized from AOCI into benefit cost in 2012 for our non-U.S. plans.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status and amounts recognized in the consolidated balance sheets.

	Pension Benefits
	2011		2010		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Reconciliation of benefit obligation:
Obligation at beginning	$1,866	$325	$1,831	$351	$132	$124
of period
Interest cost	92	13	100	17	7	7
Service cost		5		5
Actuarial (gain) loss	114	(2)	94	7	7	(1)
Benefit payments	(141)	(17)	(159)	(17)	(6)	(6)
Settlements, curtailments
and terminations		(77)		(33)
Translation adjustments		(4)		(5)	(3)	8
Obligation at end of period	$1,931	$243	$1,866	$325	$137	$132

	Pension Benefits
	2011		2010		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,456	$120	$1,401	$136	$—	$—
Actual return on plan assets	152	1	164	9
Employer contributions	30	14	50	18	6	6
Benefit payments	(141)	(17)	(159)	(17)	(6)	(6)
Settlements		(77)		(33)
Translation adjustments		2		7
Fair value at end of period	$1,497	$43	$1,456	$120	$—	$—

Funded status at end of period	$(434)	$(200)	$(410)	$(205)	$(137)	$(132)

Amounts recognized in the balance sheet —

	Pension Benefits
	2011		2010		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$—	$8	$—	$10	$—	$—
Current liabilities		(10)		(10)	(7)	(7)
Noncurrent liabilities	(434)	(198)	(410)	(205)	(130)	(125)
Net amount recognized	$(434)	$(200)	$(410)	$(205)	$(137)	$(132)

	Pension Benefits
	2011		2010		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2011	2010
Amounts recognized in AOCI:
Net actuarial loss (gain)	$443	$12	$397	$18	$—	$(7)
Prior service cost		6		6
Gross amount recognized	443	18	397	24		(7)
Deferred tax benefits		(2)		(3)
Minority and equity interests		(1)		(1)
Net amount recognized	$443	$15	$397	$20	$—	$(7)

During 2011, we made $30 in minimum required contributions to our U.S. pension plans. In January 2012, we made a voluntary contribution to the U.S. pension plans of $150. The $50 contributed to our U.S. pension plans in 2010 was also voluntary.

As a result of the closure of several facilities in Canada, we are required to settle the related pension benefit obligations. During the first half of 2011, we settled portions of our Canadian pension benefit obligations by making lump-sum payments or by purchasing non-participating annuity contracts to cover vested benefits. As a result of these actions, we reduced the benefit obligations by $77 and also reduced the fair value of plan assets by $77. The related settlement loss of $5 representing the recognition of a portion of the actuarial loss deferred in AOCI was included in restructuring charges. During principally the fourth quarter of 2010, similar settlement actions resulted in concurrent reductions in benefit obligations and fair value of plan assets by $32 and a related settlement loss of $2 which was included in restructuring charges. Settlement actions completed during the first quarter of 2009 reduced obligations and plan assets by $43 and we recorded the related settlement loss of $1 in cost of sales.

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

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2011		2010
	U.S	Non-U.S	U.S	Non-U.S
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$16	$16	$15	$90
Projected benefit obligation	16	16	15	91
Fair value of plan assets	16	24	15	101
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,915	209	1,851	215
Projected benefit obligation	1,915	227	1,851	234
Fair value of plan assets	1,481	19	1,441	19

At December 31, 2011, benefit obligations of $189 for certain non-U.S. pension plans and $137 for OPEB benefits are in plans that are not required to be funded.

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2011
		U.S.			Non-U.S.
		Quoted	Significant		Significant
		Prices in	Other	Significant	Other	Significant
		Active	Observable	Unobservable	Observable	Unobservable
		Markets	Inputs	Inputs	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$56	$56	$—	$—	$—	$—
U.S. large cap	114	114
U.S. small cap	35	35
EAFE composite	127	127
Emerging markets	52	52
Fixed income securities:
U.S. core bonds (b)	163		163
Corporate bonds	501		501
U.S. Treasury strips	265		265
Non-U.S. government
securities	24				24
Emerging market debt	44		44
Alternative Investments:
Hedge fund of funds (c)	73			73
Insurance contracts (d)	10					10
Real estate	42			42
Other	6			1	5
Cash and cash equivalents	28		24		4
Total	$1,540	$384	$997	$116	$33	$10

		Fair Value Measurements at December 31, 2010
		U.S.			Non-U.S.
		Quoted	Significant		Significant
		Prices in	Other	Significant	Other	Significant
		Active	Observable	Unobservable	Observable	Unobservable
		Markets	Inputs	Inputs	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$66	$66	$—	$—	$—	$—
U.S. large cap	115	115
U.S. small cap	35	35
EAFE composite	160	160
Emerging markets	65	65
Fixed income securities:
U.S. core bonds (b)	112		112
Corporate bonds	467		463		4
U.S. Treasury strips	219		219
Non-U.S. government
securities	91				91
Emerging market debt	41		41
Alternative Investments:
Hedge fund of funds (c)	78			78
Insurance contracts (d)	10					10
Real estate	19			19
Other	5			1	4
Cash and cash equivalents	93		82		11
Total	$1,576	$441	$917	$98	$110	$10

Notes:

(a)	This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager’s discretion.
(b)	This category represents a combination of investment grade corporate bonds, sovereign bonds, Yankee bonds, asset backed securities and U.S. government bonds.
(c)

This category includes fund managers that invest in a well-diversified group of hedge funds where strategies include, but are not limited to, event driven, relative value, long/short market neutral, multistrategy and global macro.

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

60

	2011			2010
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge fund of funds	Real Estate and Other	Insurance contract	Hedge fund of funds	Real Estate and Other	Insurance contract
Fair value at beginning of period	$78	$20	$10	$109	$2	$9
Unrealized gains (losses) relating to
Assets sold during the period				(36)
Assets still held at the reporting date	(5)	4		5		1
Purchases		19			18
Fair value at end of period	$73	$43	$10	$78	$20	$10

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

Our policy recognizes that properly managing the relationship between pension assets and pension liabilities serves to mitigate the impact of market volatility on our funding levels. The investment policy permits plan assets to be invested in a number of diverse categories, including a Growth Portfolio, an Immunizing Portfolio and a Liquidity Portfolio. These three sub-portfolios are intended to balance the generation of incremental returns with the management of overall risk.

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

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plan changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. As of December 31, 2011, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, as well as hedge fund of funds, real estate and emerging market debt) comprises 47% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips and corporate bonds) comprises 52% and the Liquidity Portfolio (cash and short-term securities) comprises 1%. The Growth Portfolio is currently limited to not less than 40.5% nor more than 55.5% of total assets, the Immunizing Portfolio is currently limited to not less than 44.5% nor more than 59.5% and the Liquidity Portfolio is currently limited to no more than 11.5%.

Significant assumptions — The significant weighted average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2011		2010		2009
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	4.57%	4.98%	5.23%	4.87%	5.79%	5.36%
Net periodic benefit cost:
Discount rate	5.23%	4.87%	5.79%	5.36%	6.44%	5.80%
Rate of compensation increase	N/A	3.21%	N/A	3.19%	N/A	3.21%
Expected return on plan assets	7.50%	4.09%	7.50%	4.12%	7.50%	6.03%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have reduced the expected return on assets for 2012 to 7.00% for our U.S. plans.

The significant weighted average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2011	2010	2009
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	4.18%	5.11%	5.79%
Net periodic benefit cost:
Discount rate	5.11%	5.79%	6.33%
Initial health care costs trend rate	6.70%	7.00%	7.98%
Ultimate health care costs trend rate	5.02%	5.02%	5.03%
Year ultimate reached	2018	2015	2015

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2011:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	14	(12)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the period 2017 through 2021 are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2012	$140	$13	$7
2013	135	13	7
2014	132	13	7
2015	130	13	8
2016	126	14	8
2017 to 2021	597	82	39
Total	$1,260	$148	$76

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2012 to the defined benefit pension plans are $13 for our non-U.S. plans and $212 for our U.S. plans, inclusive of a voluntary contribution of $150 in January 2012.

Multiemployer pension plans —

We participate in the Steelworkers Pension Trust (SPT) multiemployer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The SPT agreement expires May 31, 2014. The trustees of the SPT have provided us with the latest data available for the plan year ending December 31, 2011. As of that date, the plan is not fully funded. We could be held liable to the plan for our, as well as other employers’ obligations due to our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets do not meet expectations, or as a result of future collectively-bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each plan. Plans in the green zone are at least 80% funded, plans in the yellow zone are at least 65% funded, and plans in the red zone are generally less than 65% funded. The SPT plan has utilized extended amortization provisions to amortize its losses from 2008. The plan recertified its zone status after using the extended amortization provisions as allowed by law. The SPT plan has not implemented a funding improvement or rehabilitation plan, nor are such plans pending. Our contributions to the SPT have not exceeded more than 5% of the total contributions to the plan. The sale of substantially all of our Structural Products business to Metalsa in March 2010 impacted our contributions in 2010. The increased levels of overtime impacted our contributions in 2011.

	Employer Identification	PPA		Funding Plan
Pension	Number /	Zone Status		Pending /	Contributions by Dana			Surcharge
Fund	Plan Number	2011	2010	Implemented	2011	2010	2009	Imposed

SPT	23-6648508 / 499	Green	Green	No	$9	$8	$9	No

Note 11.  Cash Deposits and Marketable Securities

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Cash and cash equivalents	$379	$458	$837	$440	$509	$949
Cash and cash equivalents held as	2	29	31	3	55	58
deposits
Cash and cash equivalents held at less
than wholly-owned subsidiaries	3	60	63	3	80	83
Balance at December 31	$384	$547	$931	$446	$644	$1,090

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

Marketable securities —

	2011			2010
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Value	Cost	Gains	Value

U.S. government securities	$10	$—	$10	$23	$—	$23
Corporate securities	8		8	5	3	8
Certificates of deposit	13		13	15		15
Other	25		25	8		8
Total marketable securities	$56	$—	$56	$51	$3	$54

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities and certificates of deposit maturing in one year or less, after one year through five years and after five years total $12, $11 and $8 at December 31, 2011.

Dana realized proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities of $26, $30 and $11 in 2011, 2010 and 2009. The related gains and losses realized on this activity were not significant.

Note 12.  Financing Agreements

Senior notes — In January 2011, we completed the sale of $400 in senior unsecured notes at 6.50%, due February 15, 2019 (the 2019 Notes) and $350 in senior unsecured notes at 6.75%, due February 15, 2021 (the 2021 Notes) (collectively, the Senior Notes). Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011. Net proceeds of the offerings totaled approximately $733, net of financing costs of $17. The financing costs were recorded as deferred costs and will be amortized to interest expense over the life of the Senior Notes. The net proceeds, plus cash and cash equivalents on hand of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our then existing Term Facility. In connection with the sale of the Senior Notes, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to other income, net.

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

Prior to February 15, 2015 for the 2019 Notes and prior to February 15, 2016 for the 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest. Prior to these dates, we may also redeem some or all of the notes at a redemption price equal to the aggregate principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt. At any time prior to February 15, 2014 for the 2019 Notes and February 15, 2015 for the 2021 Notes, we may redeem up to 35% of the aggregate principal amount of the notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.5% (2019 Notes) and 106.75% (2021 Notes) of the principal amount, plus accrued and unpaid interest, provided that at least 65% of the original aggregate principal amount of the notes issued remains outstanding after the redemption.

Revolving facility — In order to complete the refinancing of our term debt in January 2011, we entered into a second amendment (the Amendment) to our Revolving Credit and Guaranty Agreement (the Revolving Facility). The Amendment permitted, among other things, repayment in full of all amounts outstanding under our then existing term debt using the net proceeds from the issuance of the Senior Notes and our current cash and cash equivalents. Following the issuance of the Senior Notes, we received commitments from new and existing lenders for a $500 amended and extended revolving credit facility (the New Revolving Facility). The New Revolving Facility extends the maturity of the revolving facility to five years from the date of execution in February 2011 and reduces the aggregate principal amount of the facility from $650 to $500. In connection with amending the revolving facility, we paid financing costs of $6 which were recorded in the first quarter of 2011 as deferred costs and will be amortized to interest expense over the life of the New Revolving Facility. We wrote off $2 of previously deferred financing costs to other income, net.

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

At December 31, 2011, we had $750 principal amount of Senior Notes outstanding. The weighted-average interest rate on the Senior Notes was 6.62% at December 31, 2011. There were no borrowings under the New Revolving Facility but we had utilized $78 for letters of credit. Based on our borrowing base collateral of $404, we had potential availability at December 31, 2011 under the New Revolving Facility of $326 after deducting the outstanding letters of credit.

European receivables loan facility — In March 2011, we terminated our previous European receivables loan agreements and established a new five-year €75 ($97 at the December 31, 2011 exchange rate) receivables securitization program. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. As of December 31, 2011, we had potential availability of $91 based on the effective borrowing base. In connection with the new program, we paid financing costs of $3 which were recorded as deferred costs and are being amortized to interest expense over the life of the program. We wrote off previously deferred financing costs of less than $1 on the former agreement to other income, net.

Advances under the program will bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). All advances are to be repaid in full by March 2016. We pay a fee on any unused amount of the program, in addition to other customary fees. The program is subject to customary representations and warranties, covenants and events of default. As of December 31, 2011, we had no borrowings under this program.

Debt reduction actions — Prior to refinancing our Term Facility in January 2011, we used proceeds from the sale of the Structural Products business to repay outstanding principal of our Term Facility. A total of $90 and $5 was remitted to our lenders in 2010 and 2011. Approximately $9 of the $90 was received by a Dana subsidiary that had acquired approximately 10% of parent company debt in 2009. In connection with the debt repayments, we wrote off the related OID of $4 to other income, net and we expensed $2 of previously deferred financing costs as interest expense.

In September and October of 2009, we completed a common stock offering for 39 million shares generating net proceeds of $250. We used $113 to repay outstanding principal of our Term Facility held by third parties and the Dana subsidiary holding 10% of parent company debt received $13. We recorded a net loss on extinguishment of debt of $8 which is included in other income, net. We also charged $3 of previously deferred financing costs to interest expense in connection with this reduction in debt.

During the second and third quarters of 2009, we used cash of $86 to reduce the principal amount of our Term Facility borrowings by $138, primarily through market purchases and repayments. The accounting for this activity included a reduction of $9 in the related OID and resulted in the recording of a $43 net gain on extinguishment of debt, which is included in other income, net. Previously deferred financing costs of $3 were written off as a charge to interest expense. During the third quarter of 2010, we prepaid $46 of the term loan debt ($51 less $5 paid to a Dana subsidiary holding about 10% of the term loan debt) and we made a scheduled repayment of $2. In connection with these repayments, we wrote off the related OID of $3 to other income, net and we expensed $1 of previously deferred financing costs as interest expense. In the fourth quarter we made a scheduled repayment of $2.

Debt covenants — At December 31, 2011, we were in compliance with the covenants of our debt agreements. Under the New Revolving Facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

The incurrence-based covenants in the New Revolving Facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $125 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0. The indenture governing the Senior Notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

Long-term debt at December 31 —

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes, 6.50%, due 2019	$400	$407	$—	$—
Senior Notes, 6.75%, due 2021	350	358
Term Loan Facility, weighted average rate, 4.53%			867	873
Less: original issue discount			(39)
			828	873
Other indebtedness	105	103	91	85
Total	855	868	919	958
Less: current maturities	24	24	139	139
Total long-term debt	$831	$844	$780	$819

Other indebtedness includes the embedded lease obligation associated with the accounting for our agreement with SIFCO. See Note 2 for a further discussion of our agreement with SIFCO.

The fair value of our Senior Notes is estimated based upon a market approach while the fair value of our other indebtedness is based upon an income approach (present value technique).

Scheduled principal payments on long-term debt as of December 31, 2011 —

	2012	2013	2014	2015	2016	Thereafter	Total
Debt maturities	$24	$60	$6	$2	$2	$761	$855

Note 13.  Fair Value Measurements and Derivatives

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
December 31, 2011	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$116	$—	$—	$116
Marketable securities - current asset	56	33	23
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	16		16

December 31, 2010
Notes receivable - noncurrent asset	$103	$—	$—	$103
Marketable securities - current asset	54	16	38
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	5		5

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts as of December 31, 2011 and 2010 were $213 and $94 comprised of currency forward contracts involving the exchange of various currencies, as shown in the table below. An undesignated cross-currency swap of $14 involving the exchange of Australian dollars and South African rand at December 31, 2010 was terminated in October 2011.

The following currency forward contracts were outstanding at December 31, 2011 and 2010 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
December 31, 2011:
Mexican peso	U.S. dollar	$101	$-	$101	Dec-12
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen	35	7	42	Dec-12
British pound	U.S. dollar, Euro	22	1	23	Dec-12
Swedish krona	Euro	17		17	Dec-12
Australian dollar	U.S. dollar	12		12	Dec-12
Indian rupee	U.S. dollar, British pound, Euro		18	18	Sep-12
Total forward contracts		$187	$26	$213

December 31, 2010:
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen	$10	$3	$13	Dec-11
British pound	U.S. dollar, Euro	28		28	Dec-11
Swedish krona	Euro	13	2	15	Dec-11
U.S. dollar	Swiss franc		15	15	Jan-11
Indian rupee	U.S. dollar, British pound, Euro		23	23	Dec-11
Total forward contracts		$51	$43	$94

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective. Changes in fair value of those contracts that are not designated as cash flow hedges are reported in income in the period in which the changes occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net. Amounts recorded in OCI are ultimately reclassified to earnings in the same periods in which the underlying transactions affect earnings.

Amounts to be reclassified to earnings — Deferred losses of $13 at December 31, 2011, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. The deferred losses are primarily attributable to the significant strengthening of the U.S. dollar against the Mexican peso during the second half of 2011. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2011 market rates. Deferred losses at December 31, 2010 and the amounts reclassified from AOCI to earnings in 2011 were not significant. No amounts related to hedging were reclassified from AOCI to earnings in 2010.

Changes in Level 3 recurring fair value measurements —

Notes receivable	2011	2010	2009
Beginning of period	$103	$94	$20
Accretion of value (interest income)	13	11	10
Note sold in Structures sale		(2)
Unrealized gain (loss) (OCI)			64
End of period	$116	$103	$94

Substantially all of the notes receivable balance consists of one note, due 2019, obtained in connection with a divestiture in 2004. Its fair value is adjusted each quarter to the lower of its callable value or its market value, which is based on the publicly traded debt of the operating subsidiary of the obligor. At December 31, 2011 and 2010, the market value of the note exceeded the callable value. We believe that the note will be paid in full at the end of the term or sooner.

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

Note 14.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 26,000 active pending asbestos personal injury liability claims at December 31, 2011 versus 30,000 at December 31, 2010.  In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment.  We have accrued $89 for indemnity and defense costs for settled, pending and future claims at December 31, 2011, compared to $101 at December 31, 2010.  We use a fifteen-year time horizon for our estimate of this liability.

At December 31, 2011, we had recorded $53 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $52 recorded at December 31, 2010.  The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands.  The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers.  We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis.  The financial strength of these insurers is reviewed at least annually with the assistance of a third party.  The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.  A 2011 settlement with one of the insurers provided increased coverage on pending and projected claims, resulting in an increased aggregate receivable as a percent of the total liability at December 31, 2011.

As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC, a consolidated wholly-owned subsidiary of Dana.  The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities and other assets which we believe are sufficient to satisfy its liabilities.  Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member.  The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.

During the second quarter of 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery.  As a result, other income includes a $6 credit for this recovery of past outlays related to asbestos claims.  During 2010, we recorded $1 of pre-tax expense ($2 during the first quarter, offset by a $1 credit during the second quarter) to correct amounts primarily associated with asbestos-related insurance receivables at December 31, 2009.  These adjustments were not considered material to 2010 or to the prior periods to which they relate.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2011 and 2010, with no recovery expected from third parties at either date.  We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $13 at December 31, 2011 and 2010.  We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities.  Other accounts receivable included a related recoverable from an insurer of $2 and $1 at the respective dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date).  On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and emerged from Chapter 11.  As provided in the Plan, we issued and set aside approximately 28 million shares of Dana common stock (valued in reorganization at $640) for distribution to holders of allowed unsecured nonpriority claims in Class 5B under the Plan.  During 2011, we issued the last of the 28 million shares, increasing to 98 million (valued in reorganization at $2,270) the number of shares issued for unsecured claims of approximately $2,266.

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

	2012	2013	2014	2015	2016	Thereafter	Total
Lease commitments	$45	$41	$53	$28	$25	$75	$267

	2009	2010	2011
Rental expense	$71	$64	$62

Note 15.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	2011	2010	2009
Balance, beginning of period	$85	$83	$100
Amounts accrued for current period sales	36	41	34
Adjustments of prior accrual estimates	(4)	11	3
Settlements of warranty claims	(44)	(50)	(56)
Currency impact and other	(1)		2
Balance, end of period	$72	$85	$83

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

Note 16.  Income Taxes

Income tax expense (benefit) attributable to operations —

	2011	2010	2009
Current
U.S. federal and state	$2	$(16)	$(15)
Non-U.S	106	57	8
Total current	108	41	(7)

Deferred
U.S. federal and state	2	(5)	1
Non-U.S	(25)	(5)	(21)
Total deferred	(23)	(10)	(20)
Total expense (benefit)	$85	$31	$(27)

Net interest expense of $4 was recognized as part of the provision for income taxes in 2009. Interest expense was not significant in 2011 and 2010.

Income (loss) before income taxes —

	2011	2010	2009
U.S. operations	$22	$(90)	$(322)
Non-U.S. operations	274	125	(132)
Income (loss) before income taxes	$296	$35	$(454)

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2006. The U.S. federal income tax audits for 2006 through 2008 were settled during the first quarter of 2011 resulting in no incremental cash taxes. During 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service (IRS) audit cycles. We also paid $75 to satisfy a bankruptcy claim related to these audit cycles.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When these issues are settled the total amounts of unrecognized tax benefits for all open tax years may be modified. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Effective tax rate reconciliation —

	2011	2010	2009
U.S. federal income tax rate	35%	35%	(35)%
Adjustments resulting from:
State and local income taxes, net of
federal benefit		(12)
Non-U.S. income	(2)	(11)	(2)
Non-U.S. tax incentives	(4)	(29)	-
Non-U.S. withholding taxes on undistributed
earnings of non-U.S. operations	4	16	(4)
Settlement and return adjustments	(5)	(12)	(2)
Impact of divestitures		9
Miscellaneous items	2	13	1
Valuation allowance adjustments	(1)	80	36
Effective income tax rate for operations	29%	89%	(6)%

The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several entities, local tax incentives in several countries outside the U.S., the 2010 adjustment of valuation allowances in Brazil, non-deductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. In 2011, income tax expense was reduced by $12 for the expected recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008. Our entitlement to reimbursement was affirmed in an audit by the Indian tax authorities in the fourth quarter of 2011.

The tax expense or benefit recorded is generally determined without regard to other categories of earnings, such as OCI. An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from operations, where a valuation allowance has been established against deferred tax assets in that entity. The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. This exception resulted in a 2010 charge of $5 to OCI. For the years ended December 31, 2011 and 2009, this exception was not applicable.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized a net benefit of less than $1, and $3 and $22 for 2011, 2010 and 2009 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. We also accrued withholding tax of $17, $8 and $6 during 2011, 2010 and 2009 related to the actual transfer of funds to the U.S. and between foreign subsidiaries. The unrecognized tax liability associated with earnings of our non-U.S. operations that are considered permanently reinvested is not practicable to estimate.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $196 at the end of 2011. Of this amount, intercompany loans and related interest accruals with an equivalent value of $44 are denominated in a foreign currency and are not considered to be permanently invested as they are expected to be repaid in the near term.

Valuation allowance adjustments — We have generally not recognized tax benefits on losses generated in several entities, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. During 2011, improvements in our operating results provided sufficient positive evidence to reduce valuation allowances in Mexico and Spain, resulting in a tax benefit of $8. During 2010, we reorganized our business operations in Brazil by contributing a portion of our Brazilian operating assets into a previously dormant subsidiary with accumulated loss carryforwards that were offset with a valuation allowance. The profits of the contributed operating assets support the realization of the subsidiary’s loss carryforwards, so we reversed $16 of valuation allowances that had been recorded against these deferred tax assets. During 2009, we had determined that certain deferred tax assets in Spain required a valuation allowance and recorded a charge to tax expense of $8. We will maintain full valuation allowances against our net deferred tax assets in the U.S. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances. We believe that it is reasonably possible that valuation allowances of $33 will be released in the next twelve months.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to deferred tax assets and liabilities.

	2011	2010
Net operating loss carryforwards	$885	$845
Postretirement benefits, including pension	217	207
Research and development costs	112	96
Expense accruals	100	206
Foreign tax credits recoverable	86	107
Other tax credits recoverable	47	41
Capital loss carryforwards	30	31
Inventory reserves	18	8
Postemployment and other benefits	8	15
Other	23	10
Total	1,526	1,566
Valuation allowance	(1,334)	(1,345)
Deferred tax assets	192	221

Unremitted earnings	(117)	(106)
Goodwill and other intangibles	(99)	(123)
Depreciation	(20)	(63)
Other	(19)	(13)
Deferred tax liabilities	(255)	(305)
Net deferred tax liabilities	$(63)	$(84)

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating losses (NOLs), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2011. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. federal	$638	$(638)	20	2023
U.S. state	134	(134)	Various	2012
Brazil	34	(19)	Unlimited
France	16		Unlimited
Australia	34	(34)	Unlimited
Venezuela	7	(6)	Various	2012
U.K.	12	(12)	Unlimited
Argentina	7	(7)	5	2012
Mexico	2	(2)	10	2017
South Africa	1		15	2024
Total	$885	$(852)

In addition to the carryforwards listed in the table above, we have deferred tax assets of $30 and $133 related to capital loss carryforwards and other credit carryforwards which are fully offset with valuation allowances at December 31, 2011. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with a portion expiring as early as 2012. We also have a deferred tax asset of $23 related to NOLs for excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

Through further evaluation and audit adjustment, we estimate that the use of $723 of our U.S. federal NOLs is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. We estimate that the Internal Revenue Code (IRC) will limit our use of these pre-change NOLs to $84 annually. The deferred tax assets related to our pre-change U.S. NOLs and our post-change U.S. NOLs have a full valuation allowance. Generally, the additional $1,100 of U.S. federal NOLs accumulated since the ownership change at emergence are not subject to limitation as of the end of 2011. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs.

In the month following our reorganization in 2008, we paid approximately $733 to fund two VEBAs for certain union employee benefit obligations which the IRS confirmed as a deductible cost in the 2008 post-emergence period. This amount did not increase the $723 of pre-change NOLs that are subject to the limitations imposed by the IRC. Offsetting this deduction in 2008 was $533 of cancellation of debt income (CODI) generated by the amendment of our Exit Facility in November 2008. Generally, the discharge of a debt obligation for an amount less than the adjusted issue price creates CODI, which must be included in the obligor’s taxable income. Under IRS regulations, this amendment is treated as a reissuance of debt at fair value for tax purposes. The $533 difference (between the fair market value of the debt at that time and the face value) became original issue discount for tax purposes. The full amount of this discount is deductible over the term of the loan. In January 2011, we repaid the outstanding Term Facility through the issuance of the Senior Notes, which accelerated the tax deduction for the unamortized original issue discount associated with the November 2008 amendment to the Exit Facility. The net deferred tax assets related to these issues have a full valuation allowance.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements are recognized as components of income tax expense or benefit. Interest of $6 and $5 was accrued on the uncertain tax positions as of December 31, 2011 and 2010.

Reconciliation of gross unrecognized tax benefits —

	2011	2010	2009
Balance at January 1	$53	$41	$44
Decrease related to expiration of statute of limitations	(13)	(8)	(3)
Increase (decrease) related to prior years tax positions	13	15	(7)
Increases related to current year tax positions	6	5	7
Decreases related to settlements	(13)	-	-
Balance at December 31	$46	$53	$41

Gross unrecognized tax benefits of $46 would impact the effective tax rate if recognized. If open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 17.  Other Income, Net

	2011	2010	2009
Interest income	$27	$30	$24
Export and other credits	10	7	19
Foreign exchange gain (loss)		(18)	9
Strategic transaction expenses	(11)	(1)	(16)
Gain (loss) on extinguishment of debt	(53)	(7)	35
Gain on sale of equity investments	60
Warranty claim settlement		(25)
Loss on sale of Structural Products business		(3)
Contract cancellation income			17
Other	25	18	10
Other income, net	$58	$1	$98

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. Foreign exchange loss for 2010 also includes a charge of $3 resulting from the devaluation of the Venezuelan bolivar.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture activities and evaluating alternative opportunities for certain of our businesses. Included in this amount in 2009 is $11 which was recorded in connection with the sale of substantially all of the assets of our Structural Products business (see Note 2).

As discussed in Note 12 above, the net gain (loss) on extinguishment of debt resulted from the repurchase and repayment of our Term Facility debt. The losses represent the OID and deferred financing fees written off in connection with early payments of principal and modifications of our borrowing programs.

As discussed in Note 2 above, the gain on sale of equity investments resulted from the divestiture of our interests in the GETRAG Entities.

In January 2011, we announced that we had reached a settlement with Toyota Motor Engineering & Manufacturing North America, Inc., a subsidiary of Toyota Motor Company (Toyota) for warranty claims related to frames produced by our former Structural Products business. The settlement was accrued for in December 2010. We divested substantially all of our Structural Products business, including the plants that manufactured these Tacoma frames, in 2010 (see Note 2). Under the terms of the agreement, we made a one-time payment of $25 to Toyota related to corrosion on frames produced for certain Tacoma pickup trucks that were subject to a customer support program initiated by Toyota in 2008.

The contract cancellation income of $17 in 2009 represents recoveries in connection with early cancellation of certain customer programs during the first quarter of 2009.

As discussed in Note 14 above, a recovery finalized in the second quarter of 2011 of past outlays related to asbestos claims resulted in a $6 credit to other income, net.

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

Note 18.  Segments, Geographical Area and Major Customer Information

The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through five operating segments: two on-highway segments – Light Vehicle Driveline (LVD) and Commercial Vehicle – Off-Highway, Power Technologies and Structures. The reporting of our operating segment results was reorganized in the first quarter of 2011 in line with changes in our management structure. Certain operations in South America were moved from the LVD segment to the Commercial Vehicle segment as the activities of these operations have become more closely aligned with the commercial vehicle market. The results of these segments have been retroactively adjusted to conform to the current reporting structure.

In March 2010, we completed the sale of substantially all of our Structures segment with the sale of the Venezuelan operation being completed in December 2010. These operations were included in the Structures segment through the close date of the sale along with the Longview, Texas facility, which we retained.

We report the results of our operating segments and related disclosures about each of our segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to those segments. The primary measure of operating results is segment EBITDA. The most significant impact on our ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. Management believes by using segment EBITDA, a performance measure which excludes depreciation and amortization, the comparability of results is enhanced. In addition, segment EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on EBITDA. Our segments are charged for corporate and other shared administrative costs.

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2011	Sales	Sales	EBITDA	Spend	Depreciation	Assets
LVD	$2,696	$206	$262	$71	$90	$730
Power Technologies	1,042	27	139	34	46	420
Commercial Vehicle	2,245	122	218	49	46	808
Off-Highway	1,560	63	166	21	22	432
Structures	48		1		6	25
Eliminations and other	1	(418)		21	7	314
Total	$7,592	$-	$786	$196	$217	$2,729

2010
LVD	$2,397	$201	$227	$61	$107	$831
Power Technologies	927	26	125	17	50	434
Commercial Vehicle	1,463	102	139	15	46	664
Off-Highway	1,131	43	98	10	24	481
Structures	188	3	6	2	6	29
Eliminations and other	3	(375)		15	5	132
Total	$6,109	$-	$595	$120	$238	$2,571

2009
LVD	$1,884	$127	$122	$30	$129	$925
Power Technologies	714	17	29	29	51	469
Commercial Vehicle	1,188	70	90	23	49	708
Off-Highway	850	26	38	4	29	563
Structures	592	9	35	9	44	148
Eliminations and other		(249)		4	9	122
Total	$5,228	$-	$314	$99	$311	$2,935

Assets and liabilities of the Structures segment declined with the sale of substantially all of the Structural Products business in 2010. See Note 2 for more information.

Net assets include accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income (loss) —

	2011	2010	2009
Segment EBITDA	$786	$595	$314
Corporate expense and other items, net	(21)	(42)	12
Depreciation	(217)	(238)	(311)
Amortization of intangibles	(90)	(76)	(86)
Restructuring	(87)	(73)	(118)
Impairment of long-lived assets	(5)		(156)
Gain (loss) on extinguishment of debt	(53)	(7)	35
Gain on sale of equity investment	60
Warranty settlement		(25)
Strategic transaction and other expenses	(14)	(5)	(14)
Loss on sale of assets	(2)	(3)	(8)
Stock compensation expense	(8)	(14)	(13)
Foreign exchange on intercompany loans,
Venezuelan currency devaluation and
market value adjustments on forwards	(1)	(18)	6
Interest expense	(79)	(89)	(139)
Interest income	27	30	24
Income (loss) before income taxes	296	35	(454)
Income tax benefit (expense)	(85)	(31)	27
Equity in earnings of affiliates	21	11	(8)
Net income (loss)	$232	$15	$(435)

Reconciliation of segment net assets to consolidated total assets —

	2011	2010
Net assets	$2,729	$2,571
Accounts payable and other current liabilities	1,321	1,167
Other current and long-term assets	1,255	1,363
Consolidated total assets	$5,305	$5,101

Geographic information — Of our consolidated net sales, the U.S., Brazil, Italy and Germany account for 40%, 13%, 10% and 6%, respectively. No other country accounts for more than 5% of our consolidated net sales. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2011	2010	2009	2011	2010	2009
North America
United States	$3,021	$2,675	$2,402	$327	$363	$420
Other North America	364	285	257	147	162	178
Total	3,385	2,960	2,659	474	525	598
Europe
Italy	755	517	378	64	70	80
Germany	434	360	333	123	135	155
Other Europe	905	702	537	157	168	188
Total	2,094	1,579	1,248	344	373	423
South America
Brazil	1,011	535	426	149	130	157
Other South America	323	304	372	84	75	129
Total	1,334	839	798	233	205	286
Asia Pacific	779	731	523	234	248	242
Total	$7,592	$6,109	$5,228	$1,285	$1,351	$1,549

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,276 (17%) in 2011, $1,180 (19%) in 2010 and $1,058 (20%) in 2009.

Export sales from the U.S. were $306, $281 and $228 in 2011, 2010 and 2009.

Note 19. Equity Affiliates

At December 31, 2011, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Dividends received from equity affiliates were $4, $2 and $2 in 2011, 2010 and 2009.

Ownership percentages and the balances of equity method investments exceeding $5 at December 31, 2011 —

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$145
Bendix Spicer Foundation Brake, LLC	20%	28
Axles India Limited	48%	8
Dana Rexroth Transmission Systems S.r.l	50%	6
All others as a group	Various	9
Investments in equity affiliates		196
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$198

On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in connection with the divestitures and included in other income, net on Dana’s consolidated statement of operations.

On June 30, 2011, we purchased an additional 46% interest in DDAC. Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC. As a result of increasing our investment in DDAC from 4% to 50%, the accounting for our historical investment in DDAC has been retroactively adjusted from the cost to the equity method. The retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 from amounts previously reported in 2010 and 2009, and did not have a significant impact on the amount previously reported in 2008.

In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture and are accounting for our investment under the equity method.

Summarized financial information for DDAC and the GETRAG Entities —

	DDAC			GETRAG Entities
	2011	2010	2009	2011*	2010	2009
Sales	$951	$1,040	$607	$598	$661	$448
Gross profit	100	112	83	85	90	58
Net income	36	26	16	21	22	3
Dana’s equity earnings in affiliate	8	1	1	8	8	—

    * Amounts are for the nine months ended September 30, 2011.

			GETRAG
	DDAC		Entities
	2011	2010	2010
Current assets	$647	$904	$237
Noncurrent assets	152	143	177
Total assets	$799	$1,047	$414

Current liabilities	$627	$869	$156
Noncurrent liabilities	15	13	50
Total liabilities	$642	$882	$206

Summarized combined financial information for our other equity affiliates —

	2011	2010	2009
Sales	$536	$316	$337
Gross profit	77	60	45
Net income	15	4	(7)

Equity earnings in affiliates before impairments	$5	$2	$(3)
Chassis Systems Limited **			(1)
Impairments			(5)
Dana’s equity earnings in affiliate	$5	$2	$(9)

	2011	2010
Current assets	$179	$166
Noncurrent assets	75	104
Total assets	$254	$270

Current liabilities	$128	$113
Noncurrent liabilities	33	76
Total liabilities	$161	$189

**	Chassis Systems Limited was divested in the sale of substantially all of the Structural Products business in March 2010 and is not included in the summarized combined financial information above.

Based on revised forecasts, we reassessed the valuation of our equity investment in Bendix-Spicer Foundation Brake, LLC at the end of 2009. Our analysis indicated an impairment of $4 which was charged to equity in earnings of affiliates in the fourth quarter of 2009.

Note 20.  Reorganization Items

Costs directly associated with our reorganization are reported separately as reorganization items. During the second quarter of 2009, we reduced our vacation benefit liabilities by $5 to correct the amount accrued in 2008 as union agreements arising from our reorganization activities were being ratified. We recorded $3 as a reorganization item benefit consistent with the original expense recognition. This adjustment is not material to the results of operations for 2009.

Dana Holding Corporation

Quarterly Results (Unaudited)

(In millions, except per share amounts)

	For the 2011 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,800	$1,933	$1,952	$1,907
Gross margin	$215	$233	$233	$214
Net income (loss)	$(25)	$70	$112	$75
Net income (loss) attributable to the parent company	$(30)	$68	$110	$71
Net income (loss) per share available to parent
company stockholders
Basic	$(0.26)	$0.41	$0.69	$0.43
Diluted	$(0.26)	$0.32	$0.51	$0.33

	For the 2010 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,508	$1,526	$1,516	$1,559
Gross margin	$140	$169	$178	$172
Net income (loss)	$(30)	$10	$47	$(12)
Net income (loss) attributable to the parent company	$(31)	$9	$46	$(13)
Net income (loss) per share available to parent
company stockholders
Basic	$(0.28)	$—	$0.27	$(0.14)
Diluted	$(0.28)	$—	$0.22	$(0.14)

Note: Gross margin is net sales less cost of sales.

Net income for the first quarter of 2011 includes $53 in losses on extinguishment of debt primarily from repayment of our Term Facility. Net income for the third quarter of 2011 includes a $60 gain on sale of equity investments resulting from the divestiture of our interests in the GETRAG Entities. Net income for the fourth quarter of 2010 includes a $25 charge for the settlement of warranty claims with Toyota related to frames produced by the divested operations of our Structural Products business. Also included is the retroactive adjustment of $1 recognized in the fourth quarter as a result of changing the accounting for our investment in DDAC from the cost to the equity method.

Dana Holding Corporation

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

				Adjustments
				arising
		Amounts		from change
	Balance at	charged		in currency	Balance at
	beginning	(credited)	Allowance	exchange rates	end of
	of period	to income	utilized	and other items	period
For the Year Ended December 31, 2011
Amounts deducted from assets
Allowance for doubtful receivables	$11	$—	$(3)	$—	$8
Inventory reserves	59	6	(9)	(1)	55
Valuation allowance for deferred tax assets	1,345	(25)	-	14	1,334
Total allowances deducted from assets	$1,415	$(19)	$(12)	$13	$1,397

For the Year Ended December 31, 2010
Amounts deducted from assets
Allowance for doubtful receivables	$18	$(2)	$(5)	$—	$11
Inventory reserves	60	9	(10)		59
Valuation allowance for deferred tax assets	1,409	46	(3)	(107)	1,345
Total allowances deducted from assets	$1,487	$53	$(18)	$(107)	$1,415

For the Year Ended December 31, 2009
Amounts deducted from assets
Allowance for doubtful receivables	$23	$2	$(7)	$—	$18
Inventory reserves	52	16	(10)	2	60
Valuation allowance for deferred tax assets	1,137	268	(64)	68	1,409
Total allowances deducted from assets	$1,212	$286	$(81)	$70	$1,487

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

Changes in internal control over financial reporting — There has not been any change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that applies to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors.  Both documents are available on Dana’s website at www.dana.com.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees and Series A Preferred Directors,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated herein by reference.

Item 11.  Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2011 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warants and Rights(1)	Weighted Average Exercise Price of Outstanding Options Warants and Rights(2)	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	5.7	$8.57	3.0
Equity compensation plans not approved by security holders
Total	5.7	$8.57	3.0

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana’s equity compensation plans and were outstanding at December 31, 2011.
(2)	Calculated without taking into account the 1,171,402 shares of common stock subject to outstanding restricted stock units and performance shares that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees and Series A Preferred Directors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which sections are hereby incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The response to this item will be included under the section captioned “Independent Auditors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 2012, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a)	List of documents filed as a part of this report:
	1. Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Statement of Operations	36
	Consolidated Balance Sheet	37
	Consolidated Statement of Cash Flows	38
	Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)	39
	Notes to Consolidated Financial Statements	41
	2. Quarterly Results (Unaudited)	82
	3. Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	83
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
	4. Exhibit Index	88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: February 23, 2012
	By:	/s/ Roger J. Wood
Roger J. Wood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February 2012 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Roger J. Wood	President and Chief Executive Officer (Principal Executive Officer)
Roger J. Wood

/s/ James A. Yost	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James A. Yost

/s/ Rodney R. Filcek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Rodney R. Filcek

/s/ Mark T. Gallogly*	Director
Mark T. Gallogly

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Terrence J. Keating*	Director
Terrence J. Keating

/s/ Brandt F. McKee	Director
Brandt F. McKee

/s/ Joseph C. Muscari*	Director
Joseph C. Muscari

/s/ Mark A. Schulz*	Director
Mark A. Schulz

/s/ Steven B. Schwarzwaelder*	Director
Steven B. Schwarzwaelder

/s/ Richard F. Wallman*	Director
Richard F. Wallman

/s/ Keith E. Wandell*	Director and Non-Executive Chairman
Keith E. Wandell

*By: /s/ Marc S. Levin
Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant) - file number 001-01063, unless otherwise indicated.

No.	Description

3.1	Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
3.2	Bylaws of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.
4.1	Registration Rights Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.2	Shareholders Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.3	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.4	Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.5	Specimen Series B Preferred Stock Certificate. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.6	Indenture, dated as of January 28, 2011, among Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
4.7	First Supplemental Indenture, among Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
10.1**	Executive Employment Agreement dated April 18, 2011 by and between Roger Wood and Dana Holding Corporation. Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.2**	Letter to Mark E. Wallace dated July 26, 2011. Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.3**	Form of Proprietary Interest Protection and Non-Solicitation Agreement. Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.4**	Employment Agreement dated May 13, 2008 by and between Dana Holding Corporation and James A. Yost. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference.
10.5**	Supplemental Executive Retirement Plan for James A. Yost dated May 22, 2008. Filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated May 13, 2008, and incorporated herein by reference.

No.	Description

10.6**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.7**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.8**	Form of Option Right Agreement for Non-Employee Directors. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.9**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.10**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.11**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.12**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.13**	Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.14**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.15**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.

No.	Description

10.16	Revolving Credit and Guaranty Agreement, dated as of January 31, 2008, among Dana Holding Corporation, as Borrower, the guarantors party thereto, Citicorp USA, Inc., as administrative agent and collateral agent, Citigroup Capital Markets, Inc., as joint lead arranger and joint bookrunner, Lehman Brothers Inc., as joint lead arranger, joint bookrunner and syndication agent, Barclays Capital, as joint bookrunner and documentation agent, and the lenders and other financial institutions party thereto. Filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.17	Revolving Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.18	Intercreditor Agreement, dated as of January 31, 2008, among Dana Holding Corporation, Citicorp USA, Inc., as collateral and administrative agents under the Term Facility Credit and Guaranty Agreement and the Revolving Credit and Guaranty Agreement. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.19	Amendment No. 1 to the Term Facility Credit and Guaranty Agreement dated as of November 21, 2008. Filed as Exhibit 10.74 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.20	Amendment No. 2 to the Term Facility Credit and Guaranty Agreement dated as of January 14, 2010. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 24, 2010, and incorporated herein by reference.
10.21	Underwriting Agreement, dated January 25, 2011, among Dana Holding Corporation and Citigroup Global Markets Inc.; Wells Fargo Securities, LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., as representatives of the several underwriters named therein. Filed as Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated January 31, 2011, and incorporated herein by reference.

No.	Description

10.22	Amended and Restated Revolving Credit and Guaranty Agreement dated February 24, 2011, among Dana Holding Corporation, as borrower; the guarantor parties thereto; the banks, financial institutions and other institutional lenders party thereto, each as a lender; Citicorp USA, Inc., as administrative agent and collateral agent; Citigroup Global Markets, Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners; Wells Fargo, as syndication agent; Bank of America, N.A. and Barclays Bank PLC, as documentation agents; and Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc, ING Capital LLC, UBS Securities LLC and UBS Loan Finance LLC, as senior managing agents. Filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
10.23	Credit Agreement dated March 8, 2011, among Dana Financial Services Ireland Limited, as the Borrower; Various Lenders, as the Lenders and ING Capital LLC, as a Lender and as Agent for the Lenders. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 11, 2011, and incorporated herein by reference.
10.24	Purchase Agreement by and between Dana Limited and GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG dated July 21, 2011. Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated October 5, 2011, and incorporated herein by reference.
10.25	Purchase Agreement by and between Dana Limited and T. Hagenmeyer Industriebeteiligungsgesellschaft mbH and GETRAG Getriebe- und Zahnradfabrik Hermann Hagenmeyer GmbH & Cie KG dated July 21, 2011. Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated October 5, 2011, and incorporated herein by reference.
21	List of Subsidiaries of Dana Holding Corporation. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes Oxley Act of 2002). Filed with this Report.
101	101.INS XBRL Instance Document*
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

