Form 10-Q
period 2012-03-31
DANA HOLDING CORP
filed 2012-04-25
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

There were 147,680,933 shares of the registrant’s common stock outstanding at April 13, 2012.

DANA HOLDING CORPORATION – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

		10-Q Pages

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Statement of Comprehensive Income (Unaudited)	4
	Consolidated Balance Sheet (Unaudited)	5
	Consolidated Statement of Cash Flows (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	33

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6	Exhibits	34

Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation

Consolidated Statement of Operations (Unaudited)

(In millions except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$1,977	$1,800
Costs and expenses
Cost of sales	1,709	1,585
Selling, general and administrative expenses	113	99
Amortization of intangibles	19	17
Restructuring charges, net	6	30
Other expense, net	3	48
Income before interest expense and income taxes	127	21
Interest expense	21	19
Income before income taxes	106	2
Income tax expense	37	31
Equity in earnings of affiliates	4	4
Net income (loss)	73	(25)
Less: Noncontrolling interests net income	3	5
Net income (loss) attributable to the parent company	70	(30)
Preferred stock dividend requirements	8	8
Net income (loss) available to common stockholders	$62	$(38)

Net income (loss) per share available to parent
company common stockholders:
Basic	$0.42	$(0.26)
Diluted	$0.33	$(0.26)
Weighted-average common shares outstanding
Basic	147.5	145.2
Diluted	214.7	145.2

Dividends declared per common share	$0.05	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$73	$(25)
Less: Noncontrolling interests net income	3	5
Net income (loss) attributable to the parent company	70	(30)

Other comprehensive income, net of tax:
Currency translation adjustments	44	51
Unrealized hedging gains and losses:
Holding gains (net of $2 tax)	6
Reclassification to net income	2
Unrealized investment gains and other:
Holding gains	2
Defined benefit plans:
Net actuarial loss	(1)
Amortization of net actuarial losses
included in net periodic benefit cost	3	5
Settlement loss		1
Other comprehensive income attributable
to the parent company	56	57

Currency translation adjustments	1
Other comprehensive income attributable
to noncontrolling interests	1	-

Total comprehensive income attributable
to the parent company	126	27
Total comprehensive income attributable
to noncontrolling interests	4	5
Total comprehensive income	$130	$32

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Balance Sheet (Unaudited)

(In millions except share and per share amounts)

	March 31,	December 31,
Assets	2012	2011
Current assets
Cash and cash equivalents	$773	$931
Marketable securities	58	56
Accounts receivable
Trade, less allowance for doubtful accounts
of $8 in 2012 and 2011	1,155	979
Other	190	193
Inventories
Raw materials	421	388
Work in process and finished goods	434	396
Other current assets	139	106
Total current assets	3,170	3,049
Goodwill	103	100
Intangibles	385	400
Other noncurrent assets	264	273
Investments in affiliates	205	198
Property, plant and equipment, net	1,295	1,285
Total assets	$5,422	$5,305

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$88	$71
Accounts payable	1,071	942
Accrued payroll and employee benefits	145	150
Accrued restructuring costs	31	33
Taxes on income	70	46
Other accrued liabilities	214	251
Total current liabilities	1,619	1,493
Long-term debt	847	831
Pension and postretirement obligations	600	762
Other noncurrent liabilities	398	381
Total liabilities	3,464	3,467
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 shares outstanding	511	511
Common stock, $0.01 par value, 450,000,000 shares authorized,
147,654,491 and 147,319,438 outstanding	1	1
Additional paid-in capital	2,648	2,643
Accumulated deficit	(946)	(1,001)
Treasury stock, at cost (647,991 and 645,734 shares)	(9)	(9)
Accumulated other comprehensive loss	(594)	(650)
Total parent company stockholders' equity	1,853	1,737
Noncontrolling equity	105	101
Total equity	1,958	1,838
Total liabilities and equity	$5,422	$5,305

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2012	2011
Cash flows - operating activities
Net income (loss)	$73	$(25)
Depreciation	49	55
Amortization of intangibles	22	21
Amortization of deferred financing charges
and original issue discount	1	3
Loss on extinguishment of debt		53
Unremitted earnings of affiliates	(3)	(4)
Stock compensation expense	7	3
Deferred income taxes	2	5
Pension contributions (in excess of) less than expense	(165)	4
Change in working capital	(137)	(120)
Other, net	(2)	3
Net cash flows used in operating activities	(153)	(2)

Cash flows - investing activities
Purchases of property, plant and equipment	(34)	(33)
Acquisition of business		(150)
Proceeds from sale of business		15
Other	(2)	(12)
Net cash flows used in investing activities	(36)	(180)

Cash flows - financing activities
Net change in short-term debt	20	13
Proceeds from long-term debt	16	753
Repayment of long-term debt	(3)	(870)
Deferred financing payments		(25)
Dividends paid to preferred stockholders	(8)
Dividends paid to common stockholders	(7)
Dividends paid to noncontrolling interests		(2)
Other	1	5
Net cash flows provided by (used in) financing activities	19	(126)

Net decrease in cash and cash equivalents	(170)	(308)
Cash and cash equivalents - beginning of period	931	1,090
Effect of exchange rate changes on cash balances	12	8
Cash and cash equivalents - end of period	$773	$790

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Index to Notes to Consolidated

Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Earnings per Share

6.	Stock Compensation

7.	Pension and Postretirement Benefit Plans

8.	Stockholders’ Equity

9.	Marketable Securities

10.	Financing Agreements

11.	Fair Value Measurements and Derivatives

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Income Taxes

15.	Other Expense, Net

16.	Segments

17.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments

(consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2011 Form 10-K.

Recently adopted accounting pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance to provide an option in a company’s annual goodwill impairment test to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The guidance also expands the qualitative factors that a company should consider between annual impairment tests. The guidance was effective January 1, 2012. The adoption did not impact our financial condition or results of operations.

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The standard eliminates the current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income herein to comply with the guidance, which was effective January 1, 2012. Adoption of this guidance only impacted the presentation of other comprehensive income and did not impact our financial condition or results of operations.

In May 2011, the FASB issued guidance to improve consistency in application of existing fair value measurement and disclosure requirements. The standard is intended to clarify the application of the requirements, not to establish valuation standards or affect valuation practices outside of financial reporting. The guidance was effective January 1, 2012. Adoption of this guidance did not have a material impact on our financial condition or results of operations.

Recently issued accounting pronouncements

In December 2011, the FASB issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect adoption of this guidance to impact our financial condition or results of operations.

Note 2. Acquisitions and Divestitures

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems. We are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America. This acquisition contributed $390 to 2011 sales.

Dongfeng Dana Axle — On June 30, 2011, we purchased an additional 46% interest in Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China, from Dongfeng Motor Co., Ltd. (Dongfeng Motor) and certain of its affiliates for $124 plus $6 of transaction costs. Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC. This investment is being accounted for under the equity method.

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

Three Months
Ended
March 31, 2011
Net loss
As reported	$(25)
Pro forma	$(21)

Net loss attributable to the parent company
As reported	$(30)
Pro forma	$(26)

Net loss available to common stockholders
As reported	$(38)
Pro forma	$(34)

Net loss per share - Basic
As reported	$(0.26)
Pro forma	$(0.23)

Net loss per share - Diluted
As reported	$(0.26)
Pro forma	$(0.23)

Axles India — On June 30, 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13. This business is reported in our Commercial Vehicle segment.

This transaction is being accounted for as a business combination. We expect the aggregate fair value of the net assets acquired to approximate the $13 paid to AIL. The estimated fair values of major assets acquired and liabilities assumed are as follows: accounts receivable of $1; inventories of $3; equipment of $3; intangible assets of $11; and accounts payable and other accrued liabilities of $5. The purchase price allocations are preliminary and subject to adjustment as the valuations are finalized.

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture in 2011 and are accounting for our investment under the equity method.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in the third quarter of 2011 in connection with the divestitures and included in other income, net.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. The agreement excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract that will continue until the middle of 2012. We judged these retained activities to be a significant portion of the Structural Products operating segment and concluded that the divested operations did not comprise a component of an entity. Accordingly, the portion of the Structural Products business sold to Metalsa has not been presented as discontinued operations in the accompanying financial statements.

We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. Approximately $13 remained as a receivable at the end of 2011 with a corresponding amount held in escrow. Approximately $11 of the funds held in escrow was to be released to Dana in September 2011; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. We are evaluating the claims and do not presently believe that any obligation to indemnify the buyer will be material.

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

Other — We are negotiating the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets. Sales of the business approximated $53 and $59 in 2011 and 2010. Based on the expected sales price, we recorded an asset impairment of $2 in the first quarter of 2012. The assets of the business approximate $14, including $3 of property, plant and equipment, and liabilities approximate $6. These amounts are not material for reporting as items held for sale separately on the face of the consolidated balance sheet at March 31, 2012.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

	Weighted	March 31, 2012			December 31, 2011
	Average		Accumulated			Accumulated
	Useful	Gross	Impairment	Net	Gross	Impairment	Net
	Life	Carrying	and	Carrying	Carrying	and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$93	$(60)	$33	$92	$(55)	$37
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	555	(271)	284	545	(250)	295
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$717	$(332)	$385	$706	$(306)	$400

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2012 were as follows: Light Vehicle Driveline (LVD) — $14, Power Technologies — $34, Commercial Vehicle — $234 and Off-Highway — $103.

Amortization expense related to amortizable intangible assets —

	Three Months Ended
	March 31,
	2011	2010
Charged to cost of sales	$3	$4
Charged to amortization of intangibles	19	17
Total amortization	$22	$21

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2012 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder
	of 2012	2013	2014	2015	2016

Amortization expense	$66	$88	$56	$25	$23

Note 4. Restructuring of Operations

Our restructuring activities primarily include rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including costs associated with lease continuation obligations and certain operating costs of facilities that we are in the process of closing. We classify the incremental depreciation associated with a planned closure as accelerated depreciation/impairment and also include this cost in restructuring expense.

Restructuring expense of $6 during the first quarter of 2012 is primarily attributable to costs associated with previously announced initiatives and includes $4 of severance and related benefit costs and $2 of exit costs.

During the first quarter of 2011, we reached an agreement with the lessor to settle our LVD lease associated with the previously announced planned closure of the Yennora, Australia facility. Under the terms of the agreement, we recognized $20 of lease termination costs. Additionally, we approved the realignment of several manufacturing operations, including the planned closure of our LVD manufacturing facility in Marion, Indiana. Including costs associated with previously announced initiatives, we expensed $30 for restructuring actions during the first quarter of 2011, including $1 of severance and related benefit costs, $28 of exit costs and $1 of accelerated depreciation/impairment cost.

Restructuring charges and related payments and adjustments —

	Employee
	Termination	Exit
	Benefits	Costs	Total
Balance at December 31, 2011	$30	$3	$33
Activity during the period:
Charges to restructuring	4	2	6
Cash payments	(6)	(2)	(8)
Balance at March 31, 2012	$28	$3	$31

At March 31, 2012, the accrued employee termination benefits relate to the reduction of approximately 1,200 employees to be completed over the next two years. The exit costs relate primarily to lease terminations. We estimate cash expenditures to approximate $18 in 2012 and $13 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2012	2012	to Date	Complete
LVD	$23	$2	$25	$11
Power Technologies	12		12	6
Commercial Vehicle	22	4	26	14
Off-Highway	8		8	2
Structures	2		2	5
Corporate	6		6	2
Total	$73	$6	$79	$40

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

Note 5. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended
	March 31,
(In millions)	2012	2011
Income (loss) available to common stockholders -
Numerator basic	$62	$(38)
Preferred stock dividend requirements	8
Numerator diluted	$70	$(38)

Weighted-average number of shares outstanding -
Denominator basic	147.5	145.2
Employee compensation-related shares, including
stock options	2.5
Conversion of preferred stock	64.7
Denominator diluted	214.7	145.2

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.6 million CSEs from the calculation of diluted earnings per share for the quarter ended March 31, 2011 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 4.1 million for the quarter ended March 31, 2011 since there was no net income available to common stockholders for this period.

We excluded 65.5 million CSEs related to the assumed conversion of the preferred stock for the quarter ended March 31, 2011, along with the adjustment for the related dividend requirements, as the effect of the conversion would have been anti-dilutive for the period.

Note 6. Stock Compensation

Our Board of Directors approved the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) shown in the table below during the first quarter of 2012 under the 2008 Omnibus Incentive Plan.

		Weighted-average Per Share
	Granted	Exercise	Grant Date
	(In millions)	Price	Fair Value
Stock options	0.7	$15.99	$7.92
SARs	0.2	$15.97	$7.90
RSUs	0.6		$15.91
PSUs	0.1		$16.00

Stock options and SARs related to 0.3 million shares were exercised and 0.1 million shares were forfeited in the first quarter of 2012. We received less than $1 of cash from the exercise of stock options and we paid less than $1 of cash to settle SARs during the first quarter of 2012.

We estimated fair values for options and SARs granted during 2012 using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The dividend yield was calculated by dividing the expected annual dividend by the average stock price of our common stock over the prior year. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	1.24%	1.24%
Dividend yield	1.33%	1.33%
Expected volatility	59.90%	59.90%

We recognized stock compensation expense of $7 and $3 during the first quarters of 2012 and 2011. At March 31, 2012, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest over the next 31 months was $29. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Our stockholders approved a 2012 Omnibus Incentive Plan at the April 2012 stockholder meeting which replaced the 2008 Omnibus Incentive Plan (Prior Plan). The plan authorizes grants of stock awards through April 2022 and provides for the issuance of up to 5.0 million shares of common stock, in addition to the 1.9 million shares available for future awards under the Prior Plan and any additional shares which become available as a result of forfeitures. Cash-settled awards do not count against the maximum.

Note 7. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2012		2011		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Interest cost	$21	$3	$24	$4	$1	$2
Expected return on plan assets	(27)		(26)	(1)
Service cost		1		1
Amortization of net actuarial loss	3		5
Settlement loss				1
Net periodic benefit cost	$(3)	$4	$3	$5	$1	$2

In January 2012, we made a voluntary contribution of $150 to the U.S. pension plans which we presently expect to be incremental to the minimum required contribution.

In 2012, in accordance with our policy, we changed the amortization period related to deferred losses accumulated in other comprehensive income, following the corridor approach, from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive.

Note 8. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends of $8 were accrued at March 31, 2012 and December 31, 2011.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2012. Aggregate declared and paid dividends totaled $7. Dividends accrue on RSUs granted under our stock compensation program and will be paid in additional units when such common shares are distributed.

Changes in equity —

	2012			2011
Three Months Ended March 31,	Attributable to Parent	Attributable to Non-controlling Interests	Total Equity	Attributable to Parent	Attributable to Non-controlling Interests	Total Equity
Balance, December 31	$1,737	$101	$1,838	$1,687	$99	$1,786
Total comprehensive income	126	4	130	27	5	32
Preferred stock dividends	(8)		(8)	(8)		(8)
Common stock dividends	(7)		(7)
Dividends attributable to
noncontrolling interests					(2)	(2)
Stock compensation	5		5	8		8
Stock withheld for employee taxes				(2)		(2)
Ending Balance, March 31	$1,853	$105	$1,958	$1,712	$102	$1,814

Note 9. Marketable Securities

	March 31, 2012			December 31, 2011
		Unrealized	Fair		Unrealized	Fair
	Cost	Gains	Value	Cost	Gains	Value
U.S. government securities	$8	$-	$8	$10	$-	$10
Corporate securities	10		10	8		8
Certificates of deposit	13		13	13		13
Other	25	2	27	25		25
Total marketable securities	$56	$2	$58	$56	$-	$56

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $14, $9 and $8 at March 31, 2012.

Proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities were $1 and $5 in the first quarters of 2012 and 2011. The related gains and losses realized on this activity were not significant.

Note 10. Financing Agreements

Senior notes — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. At March 31, 2012, we had $750 principal amount of Senior Notes outstanding. The weighted-average interest rate on the Senior Notes was 6.62%. Interest on the notes is payable on February 15 and August 15 of each year.

Revolving facility — We maintain a revolving credit agreement from lenders permitting aggregate borrowings of up to $500. The revolving credit agreement bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement. Commitment fees are applied based on the average daily unused portion of the available amounts under the facility. If the average daily use is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum. Up to $300 of the facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the facility and a per annum fronting fee of 0.25%, payable quarterly. There were no borrowings under the facility at March 31, 2012 but we had utilized $73 for letters of credit. Based on our borrowing base collateral of $470, we had potential availability at March 31, 2012 under the revolving facility of $397 after deducting the outstanding letters of credit. The facility expires in February 2016.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility which permits borrowings of up €75 ($100 at the March 31, 2012 exchange rate). Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. As of March 31, 2012, we had potential availability of $100 based on the effective borrowing base. Advances under the program will bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). All advances are to be repaid in full by March 2016. We pay a fee on any unused amount of the program, in addition to other customary fees. At March 31, 2012, we had no borrowings under this program.

Debt covenants — At March 31, 2012, we were in compliance with the covenants of our debt agreements. Under the revolving facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $125 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.1:1.0. The indenture governing the Senior Notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

Note 11. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
March 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$119	$-	$-	$119
Marketable securities - current asset	58	37	21
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	4		4

December 31, 2011
Notes receivable - noncurrent asset	$116	$-	$-	$116
Marketable securities - current asset	56	33	23
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	16		16

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts as of March 31, 2012 and December 31, 2011 were $177 and $213 comprised of currency forward contracts involving the exchange of various currencies.

The following currency forward contracts were outstanding at March 31, 2012 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$90	$-	$90	Mar-13
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen	26	5	31	Dec-12
British pound	U.S. dollar, Euro	13		13	Dec-12
Swedish krona	Euro	12		12	Dec-12
Australian dollar	U.S. dollar	8		8	Dec-12
Indian rupee	U.S. dollar, British pound, Euro		16	16	Dec-12
Other	Various	6	1	7	Dec-12
Total forward contracts		$155	$22	$177

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in other comprehensive income (OCI) to the extent such contracts remain effective. Changes in fair value of those contracts that are not designated as cash flow hedges are reported in income in the period in which the changes occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net. Amounts recorded in OCI are ultimately reclassified to earnings in the same periods in which the underlying transactions affect earnings.

Amounts to be reclassified to earnings — Deferred losses of $3 at March 31, 2012, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2012 market rates. Deferred losses at December 31, 2011 were $13, of which $2 was reclassified from AOCI to earnings in the first quarter of 2012. The remainder of the reduction of deferred losses in AOCI was primarily attributable to the weakening of the U.S. dollar against the Mexican peso during the first quarter of 2012.

Changes in Level 3 recurring fair value measurements —

	Three Months Ended
	March 31,
Notes receivable	2012	2011
Beginning of period	$116	$103
Accretion of value (interest income)	4	3
Other	(1)
End of period	$119	$106

Fair value measurements on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis. These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Note 12. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 26,000 active pending asbestos personal injury liability claims at March 31, 2012 and at December 31, 2011. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $85 for indemnity and defense costs for settled, pending and future claims at March 31, 2012, compared to $89 at December 31, 2011. We use a fifteen-year time horizon for our estimate of this liability.

At March 31, 2012, we had recorded $52 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $53 recorded at December 31, 2011. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2012 and December 31, 2011, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $12 at March 31, 2012 and $13 at December 31, 2011. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $2 at both dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date). On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified (the Plan) and emerged from Chapter 11. The last of the common shares reserved for holders of allowed unsecured nonpriority claims were distributed during the third quarter of 2011. On February 16, 2012, a final decree was issued and the bankruptcy case was closed.

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

Changes in warranty liabilities —

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$72	$85
Amounts accrued for current period sales	9	10
Adjustments of prior accrual estimates	1	1
Settlements of warranty claims	(6)	(13)
Currency impact	1	2
Balance, end of period	$77	$85

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produces engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

Note 14. Income Taxes

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

We reported income tax expense of $37 and $31 for the quarters ended March 31, 2012 and 2011. The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest income or expense, as well as penalties, related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on earnings of our non-U.S. operations that are not considered to be permanently reinvested. We analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $2 and $1 for the quarters ended March 31, 2012 and 2011 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested.

We have generally not recognized tax benefits on losses generated in several entities, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax effect. We believe that it is reasonably possible that valuation allowances of $33 will be released in the next twelve months.

Note 15. Other Expense, Net

	Three Months Ended
	March 31,
	2012	2011
Interest income	$6	$7
Foreign exchange gain (loss)	(9)	(3)
Loss on extinguishment of debt		(53)
Strategic transaction expenses	(3)	(2)
Impairment of long-lived assets	(2)
Other	5	3
Other expense, net	$(3)	$(48)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.

The loss on extinguishment of debt resulted from writing off the original issue discount and previously deferred financing fees in connection with refinancing our long-term debt and modifying our credit facilities in the first quarter of 2011.

Note 16. Segments

The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through five operating segments: two on-highway segments – LVD and Commercial

Vehicle – Off-Highway, Power Technologies and Structures.

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

Segment information —

	2012			2011
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
March 31,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$727	$58	$63	$673	$56	$66
Power Technologies	268	5	40	267	7	40
Commercial Vehicle	551	33	61	475	29	43
Off-Highway	418	15	49	373	15	41
Structures	13		2	11
Eliminations and other		(111)		1	(107)
Total	$1,977	$-	$215	$1,800	$-	$190

Reconciliation of segment EBITDA to consolidated net income (loss) —

	Three Months Ended
	March 31,
	2012	2011
Segment EBITDA	$215	$190
Corporate expense and other items, net	(3)	(9)
Depreciation	(49)	(55)
Amortization of intangibles	(22)	(21)
Restructuring	(6)	(30)
Loss on extinguishment of debt		(53)
Strategic transaction and other expenses	(5)	(4)
Loss on sale of assets	(3)	(1)
Stock compensation expense	(7)	(2)
Foreign exchange on intercompany loans
and market value adjustments on forwards	1	(1)
Interest expense	(21)	(19)
Interest income	6	7
Income before income taxes	106	2
Income tax expense	37	31
Equity in earnings of affiliates	4	4
Net income (loss)	$73	$(25)

Note 17. Equity Affiliates

At March 31, 2012, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Ownership percentages and balances of equity method investments exceeding $5 at March 31, 2012 —

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$149
Bendix Spicer Foundation Brake, LLC	20%	30
Axles India Limited	48%	9
Dana Rexroth Transmission Systems S.r.l.	50%	5
All others as a group	Various	10
Investments in equity affiliates		203
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$205

Summarized financial information for DDAC —

	Three Months Ended
	March 31,
	2012	2011
Sales	$213	$275
Gross profit	$23	$22
Pre-tax income	$6	$13
Net income	$5	$11
Dana's equity earnings in affiliate	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD) and Commercial Vehicle segments of our global On-Highway Driveline Technologies (On-Highway) business unit and through our Off-Highway Driveline Technologies (Off-Highway) business unit. Our third global business unit – Power Products Technologies (Power Technologies) – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2012, we employed approximately 25,500 people, operated in 26 countries and had 95 major manufacturing/distribution, engineering and office facilities around the world.

In the first quarter of 2012, 49% of our sales came from North American operations and 51% from operations throughout the rest of the world. Our On-Highway business accounted for 64% of our global sales, the Off-Highway business represented 21%, Power Technologies accounted for 14% and Structures was 1%.

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

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the strategic agreement with SIFCO and the AIL acquisition completed in 2011 that have a strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

Cost management – Although we’ve taken significant strides to improve our margins, particularly through streamlining and rationalizing our manufacturing activities and rationalizing our administrative support processes, additional opportunities remain. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. Further, we’re putting a major focus on reducing product complexity – something that not only improves our cost, but brings added value to our customers through more efficient assembly processes. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

Acquisitions

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO will provide selected assets and assistance to Dana to establish assembly capabilities for these systems. We are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America. This acquisition contributed $390 to 2011 sales.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2012 Outlook			2011	2010
North America
Light Vehicle (Total)	14,000	to	14,500	13,125	11,941
Light Truck (excl. CUV/Minivan)	3,500	to	3,700	3,625	3,520
Medium Truck (Classes 5-7)	170	to	180	167	116
Heavy Truck (Class 8)	280	to	290	255	152
Europe (including E. Europe)
Light Vehicle	19,000	to	19,500	20,089	19,094
Medium/Heavy Truck	400	to	420	430	325
South America
Light Vehicle	4,300	to	4,500	4,318	4,173
Medium/Heavy Truck	205	to	215	219	191
Asia-Pacific
Light Vehicle	41,000	to	42,000	36,803	37,046
Medium/Heavy Truck	1,700	to	1,800	1,575	1,714
Off-Highway – Global (year-over-year)
Agricultural Equipment	+0	to	+5%	+15 to +20%	+2 to +5%
Construction Equipment	+5	to	+10%	+20 to +25%	+20 to +25%

North America

Light vehicle markets — With gradually improving economic conditions during the past two years, light vehicle production levels in North America have increased, and there continues to be strengthening in demand early in 2012. First quarter 2012 production of around 3.9 million light vehicles is about 15% higher than first quarter 2011 production of 3.4 million vehicles. The higher production occurred predominantly in the passenger car segment. In the light truck pickup, van and SUV segment where more of our programs are focused, as anticipated, production in the first three months of 2012 was largely unchanged from production levels in the comparable 2011 period. The higher 2012 production levels are generally reflective of higher light vehicle unit sales which are about 13% higher in the first quarter of 2012 than last year’s first quarter. The light truck pickup, van and SUV segment posted higher sales of only 6% over the same period. Days supply of total light vehicles at the end of March 2012 were around 55, which is comparable to inventory levels a year ago, but up from 51 days at the end of December 2011. The increase in inventory levels from the end of 2011 is driven by activity in the light truck pickup, van and SUV segment. Inventory levels in this segment increased to more than 80 days at the end of March 2012, which is comparable to a year ago, but up considerably from 56 days at the end of 2011. Although first quarter 2012 sales in this segment declined about 15% from sales in the fourth quarter of 2011, vehicle production was up about 6% - contributing to the increased inventory levels.

On the economic front, rising fuel prices are again at levels where they are beginning to influence demand. In addition to declining light truck unit sales from the fourth quarter of 2011, the truck mix in the first quarter of 2012 was about 48% whereas light trucks accounted for about 52% of sales in calendar 2011. Other economic developments have shown some signs of improvement with recent unemployment data tracking favorably and consumer sentiment, while still mixed at times, strengthening somewhat. With the housing sector continuing to be soft, fuel prices remaining high and mixed employment data, there continues to be concern about the sustainability of continued economic recovery. These factors continue to pose some risk and uncertainty to near-term vehicle production levels, particularly in the light truck segment. On balance, we are still expecting a modest level of economic strengthening in North America in 2012, and our outlook for full year light vehicle production has increased from our February 2012 guidance - with total light vehicle production up about 7 to 10% over 2011 and light truck pickup, van and SUV segment production expected to be comparable with 2011.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased over the past two years and into the first quarter of 2012. Heavy-duty Class 8 truck production of about 76,000 units in this year’s first quarter was up about 2% from the fourth quarter of 2011 and up about 48% from the first quarter of 2011. In the medium-duty Classes 5-7 segment, first quarter 2012 production of around 45,000 units was about 15% higher than last year’s fourth quarter and up 13% over the first quarter of 2011.

With the continued improvement in the North American economy and some pent up end user demand, order levels for medium/heavy commercial trucks have continued to be relatively strong, albeit slowing some in March 2012. Our full year outlook for 2012 remains unchanged from February 2012, with Class 8 production being around 280,000 to 290,000 units, an increase of 10 to 14%, and medium-duty Classes 5-7 production expected to come in around 170,000 to 180,000 units, an increase of 2 to 8%.

Markets Outside of North America

Light vehicle markets — Europe production levels were tempered in 2011 by softness brought on in part by sovereign debt concerns and a challenging economic environment continues to pose considerable uncertainty. First quarter 2012 production of light vehicles in Europe was down about 7% from the corresponding period of 2011. We expect the tough economic environment to continue for much of 2012, with full year production levels being down from 2011. South American production levels increased the past two years. However, weakening in 2012 has led to vehicle production for the first quarter of 2012 being down about 6% from last year’s first quarter. We expect that production levels will improve a bit during the second half of 2012, putting production for the year at a level comparable to 2011. Asia Pacific production levels in 2011 were adversely impacted by the effects of natural disasters in Japan and Thailand. Production levels began rebounding in late 2011 and have continued to improve in 2012, with first quarter 2012 production up about 8% from the first quarter of last year. We expect year-over-year production to continue rebounding throughout 2012 with full year production coming in around 11 to 14% higher than 2011.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. After being up more than 30% in 2011, following a production increase of about 59% the previous year, Europe medium/heavy truck production in this year’s first quarter is down about 8% from the first quarter of 2011 – in line with results that are expected to continue over the remainder of 2012. South American production also increased significantly the past two years, up about 15% in 2011 and 45% in 2010. Similarly, production levels have declined significantly in 2012, with first quarter production being down about 26% from the first quarter of a year ago. We expect production levels to improve over the remainder of 2012, with full year production now expected to be down 2% to 6% as compared with 2011, a reduction from our February 2012 outlook. Asia Pacific production in 2011 declined about 8% as a consequence of the natural disasters, after being up more than 50% the previous year. Like the light vehicle markets in this region, production in 2012 has begun rebounding with this year’s first quarter being up about 8% from last year’s fourth quarter. Compared to last year’s first quarter which was relatively strong until the tsunami in Japan, 2012 production is down about 3%. We expect production levels in Asia Pacific to continue improving, with full year production in 2012 being up about 8 to 14%.

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

Sales, Earnings and Cash Flow Outlook

	2012
	Outlook	2011	2010
Sales	$7,800+	$7,592	$6,109

Adjusted EBITDA *	$845 – $865	$765	$553

Free Cash Flow **	$200+***	$174	$242

*

Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA within the Segment Results of Operations discussion below. See Item 7 of our 2011 Form 10-K for a reconciliation of 2011 and 2010 adjusted EBITDA to net income.

**

Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operating activities excluding any bankruptcy claim related payments, less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies. See Item 7 of our 2011 Form 10-K for a reconciliation of 2011 and 2010 free cash flow to net cash flows provided by operating activities.

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

Our full year outlook for 2012 has sales up more than 3% from 2011, which is reduced from our February 2012 outlook of sales being up more than 5%. The reduced outlook is driven by expected currency translation effects of weaker international exchange rates in certain of our major markets. Our outlook for increased global sales from stronger demand levels in our markets is generally unchanged. Profit margins in 2012 are expected to benefit from the stronger overall sales volumes and from our prior and continuing restructuring, cost reduction and pricing actions, more than offsetting the adverse effects of weaker international currencies and increased costs associated with commodity purchases and our growth initiatives. Based on our current outlook, we expect full year 2012 adjusted EBITDA to be in the range of $845 to $865.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales. Based on our projected sales and adjusted EBITDA, we expect to generate free cash flow in 2012 of more than $200 before a January 2012 $150 incremental one-time U.S. pension contribution. Our 2012 free cash flow projection includes a capital spend outlook of $225 to $250, up from capital spending of $196 in 2011. Increased cash requirements for interest, taxes and pension fund contributions in 2012 are also expected to consume some of the increased free cash flow attributable to higher profits.

Consolidated Results of Operations

Summary Consolidated Results of Operations (First Quarter, 2012 versus 2011)

	Three Months Ended
	March 31,		Increase/
	2012	2011	(Decrease)
Net sales	$1,977	$1,800	$177
Cost of sales	1,709	1,585	124
Gross margin	268	215	53
Selling, general and administrative expenses	113	99	14
Amortization of intangibles	19	17	2
Restructuring charges, net	6	30	(24)
Other expense, net	3	48	(45)

Income before interest and income taxes	$127	$21	$106
Net income (loss) attributable to the parent company	$70	$(30)	$100

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	Three Months Ended March 31,		Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$977	$807	$170	$(3)	$-	$173
Europe	552	524	28	(24)		52
South America	224	276	(52)	(9)	11	(54)
Asia Pacific	224	193	31	(3)	10	24
Total	$1,977	$1,800	$177	$(39)	$21	$195

Sales increased $177 in the first quarter of 2012 as compared to 2011. The overall weakening of several international currencies against the U.S. dollar reduced sales by $39, while the impact of acquisitions added $21. The $195 of organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 11% over our 2011 sales.

The increase in sales in North America during 2012, adjusted for the effects of currency totaled $173 — a 21% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light vehicle production levels were 15% higher in the first quarter of 2012 while medium/heavy truck market production was up more than 30%. In the off-highway sector, sales increased more than 20%, primarily due to stronger 2012 demand levels.

Excluding currency effects, our first quarter 2012 sales in Europe were 10% higher than in 2011. A significant portion of our business in Europe is in the off-highway markets where strong demand levels increased sales by around 13%. This more than offset the lower levels of production in our light vehicle and medium/heavy vehicle businesses where sales were down slightly from the previous year.

In South America, sales benefited by $11 from the strategic agreement with SIFCO completed in February 2011. Exclusive of this and currency effects, 2012 first quarter sales in South America were down 20% versus 2011, primarily as a result of medium/heavy vehicle production levels being down 26% and light vehicle production being 6% lower. Our AIL acquisition contributed $10 of the Asia Pacific sales increase. The organic sales growth of 12% in Asia Pacific is reflective primarily of the improving production levels in the region as compared to the first quarter of 2011.

Cost of sales and gross margin — Cost of sales were 86.4% of sales in 2012 versus 88.1% of sales in 2011. Higher production levels contributed to improved absorption of fixed costs, while manufacturing costs continue to benefit from completion of certain restructuring initiatives and continued cost reduction efforts. Higher material commodity prices increased costs in 2012; however, this increase was more than offset by material cost recovery from customers and other material cost savings actions. Higher sales levels, material cost recovery and other pricing actions and material cost savings actions combined to improve gross margin to $268 (13.6% of sales) in 2012 from $215 (11.9% of sales) in 2011.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $113 (5.7% of sales) as compared to $99 (5.5% of sales) in 2011. Contributing to the increase were higher equity grant compensation and other benefits costs along with increased expenses to support certain of our growth initiatives.

Restructuring charges — Restructuring charges in both 2012 and 2011 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures. Expenses in 2012 related principally to previously initiated actions to further consolidate our manufacturing facilities and reduce administrative workforce levels. In the first quarter of 2011, we entered into an agreement to settle the lease obligation associated with our Yennora, Australia facility. The cost associated with this settlement approximated $20.

Other expense, net — Other expense, net was $3 in 2012 and $48 in 2011. Our 2011 results included a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs primarily in connection with the repayment of our then existing Term Facility debt. Other expense in 2012 included net foreign exchange losses of $9 and interest income of $6, while in 2011 net foreign exchange losses were $3 and interest income was $7.

Interest expense — Interest expense was $21 for 2012 and $19 for 2011. The higher interest expense in 2012 is primarily due to higher average debt levels and a higher average effective interest rate on outstanding debt. Average effective interest rates, inclusive of amortization of debt issuance costs and original issue discount, approximated 8.5% in the first quarter of 2012 as compared to 8.1% in the same period in 2011.

Income tax expense — Income tax expense was $37 and $31 for first quarters of 2012 and 2011. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 14 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect.

Equity in earnings of affiliates — Equity investments provided net earnings of $4 in the first quarter of 2012 and 2011. During June 2011, we increased our investment in DDAC qualifying it as an equity investment. Our equity interest in DDAC provided equity earnings of $2 in 2012. During September 2011, we sold our equity interests in certain Getrag investments.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency	Acquisitions and	Organic
March 31,	2012	2011	(Decrease)	Effects	Divestitures	Change
LVD	$727	$673	$54	$(8)	$-	$62
Power Technologies	268	267	1	(5)		6
Commercial Vehicle	551	475	76	(13)	21	68
Off-Highway	418	373	45	(13)		58
Structures	13	11	2			2
Eliminations and other		1	(1)			(1)
Total	$1,977	$1,800	$177	$(39)	$21	$195

Our LVD and Power Technologies segments principally serve the light vehicle markets. Exclusive of currency effects, LVD and Power Technologies sales for 2012 were 9% and 2% higher than in 2011. The higher sales were due primarily to increased light vehicle production levels.

After adjusting for the effects of currency movements, 2012 sales in our Commercial Vehicle segment were up 14% from 2011. This segment benefited from significantly higher North American medium/heavy truck production levels in 2012 which were up more than 30%. The stronger North American production levels were partially offset by lower production in each of the other regions, with South America’s decline being the largest at around 26%.

Sales, net of currency effects, in our Off-Highway segment were up about 16% from 2011, principally due to stronger 2012 demand in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in 2010. The continuing sales in 2012 and 2011 relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in mid-2012.

Segment EBITDA

	Three Months Ended March 31,
			Increase/
Segment EBITDA	2012	2011	(Decrease)
LVD	$63	$66	$(3)
Power Technologies	40	40
Commercial Vehicle	61	43	18
Off-Highway	49	41	8
Structures	2		2
Total Segment EBITDA	215	190	25
Corporate expense and other items, net	(3)	(9)	6
Adjusted EBITDA *	212	181	31
Depreciation and amortization	(71)	(76)	5
Restructuring	(6)	(30)	24
Interest expense, net	(15)	(12)	(3)
Other **	(14)	(61)	47
Income before income taxes	106	2	104
Income tax expense	37	31	(6)
Equity in earnings of affiliates	4	4
Net income (loss)	$73	$(25)	$98

*	See discussion of non-GAAP financial measures below.
**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 16 to the consolidated financial statements in Item 1 of Part I for additional details.

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

LVD segment EBITDA of $63 in the first quarter of 2012 is down from $66 in last year’s first quarter. EBITDA as a percent of LVD sales decreased to 8.7% in 2012 from 9.8% in 2011. Higher sales volumes, the result of stronger market production levels, increased earnings by about $12. This, however, was more than offset by increased commodity and other costs and reduced pricing.

In the Power Technologies segment, EBITDA was $40 in both the first quarter of 2012 and 2011 – a return of 15% of sales in both periods. Slightly higher sales volumes from increased production levels were offset by currency effects and higher commodity costs.

Commercial Vehicle segment EBITDA for the first quarter of 2012 was $61, an increase of $18 over the comparable 2011 period. Segment EBITDA as a percent of sales in 2012 was 11.1%, up from 9.1% in 2011. Stronger production levels in this segment’s established markets added about $10 to the increased segment EBITDA. Benefiting earnings by about $16 were material recovery and pricing actions that more than offset net material cost increases. These benefits were partially offset by currency effects and other cost increases.

In our Off-Highway segment, EBITDA of $49 for the first quarter of 2012 was up $8 from the first quarter of 2011. Improving market conditions in this business drove stronger sales volume which increased year-over-year segment EBITDA by about $12. Partially offsetting this improvement in earnings were reductions associated with currency effects and increased costs. With the higher sales and other benefits, segment EBITDA margin improved to 11.7% for 2012 from 11.0% in 2011.

In the Structures segment, the year-over-year profit improvement is primarily attributable to reduced costs associated with retained pension obligations.

Liquidity

Term Facility and Revolving Facility — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. In connection with this refinancing, we amended our Revolving Credit and Guaranty Agreement (the Revolving Facility) allowing for the issuance of the Senior Notes.

The Revolving Facility was amended in February 2011 (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next seven to nine years and increased our financial flexibility by freeing up debt capacity for growth. See Note 10 of our consolidated financial statements in Item 8 for additional details.

During March 2011, we replaced our existing European receivables loan agreements and established a new five-year €75 ($100 at the March 31, 2012 exchange rate) receivables backed credit facility. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At March 31, 2012, we were in compliance with the debt covenants under our financing agreements.

Global liquidity — Our global liquidity at March 31, 2012 was as follows:

Cash and cash equivalents	$773
Less: Deposits supporting obligations	(28)
Available cash	745
Additional cash availability from lines of credit in the U.S. and Europe	497
Marketable securities	58
Total global liquidity	$1,300

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

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our March 31, 2012 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$196	$481	$677
Cash and cash equivalents held as deposits	2	26	28
Cash and cash equivalents held at less
than wholly-owned subsidiaries	2	66	68
Balance at March 31, 2012	$200	$573	$773

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

At March 31, 2012, there was $100 of availability, but no borrowings, under our European trade receivable securitization program based on the effective borrowing base. At March 31, 2012, we had no borrowings under the New Revolving Facility but we had utilized $73 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $397 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $497 under these credit facilities.

In January 2012, we made a one-time contribution of $150 to the U.S. pension plans which is expected to be incremental to the estimated minimum required contributions for 2012.

Cash Flow

	Three Months Ended
	March 31,
	2012	2011
Cash used for changes in working capital	$(137)	$(120)
Other cash provided by (used in) operations	(16)	118
Net cash flows used in operating activities	(153)	(2)
Net cash used in investing activities	(36)	(180)
Net cash flows provided by (used in) financing activities	19	(126)
Net decrease in cash and cash equivalents	$(170)	$(308)

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital, other cash used by operations was $16 during the first quarter of 2012 compared with $118 of other operating cash generated during the first quarter 2011. The net use of other cash by operations in 2012 is attributable primarily to a $150 incremental, voluntary contribution that was made to our U.S. pension plans in January 2012. Excluding this one-time pension contribution, we would have had other cash provided by operations of $134, with the increase over 2011 being due primarily to an increased level of operating earnings partially offset by an increased use of cash for payment of income taxes.

Working capital used cash of $137 in the first quarter of 2012 and $120 in last year’s first quarter. Higher sales levels in 2012 as compared to 2011 resulted in increased levels of receivables and inventory. Cash of $145 was used in 2012 to finance increased receivables and $238 was used in 2011. We also used cash of $59 and $42 to fund higher inventory levels in 2012 and 2011. Partially offsetting the cash use for higher receivables and inventory in both 2012 and 2011 was cash provided by increases in accounts payable and other net liabilities of $67 in 2012 and $160 in 2011. Partially offsetting the increased accounts payable and other liabilities in 2011 was a payment of $25 for satisfaction of an accrued warranty settlement.

Investing activities — Expenditures for property, plant and equipment in the first quarter of 2012 were $34, as compared to $33 in 2011. In the first quarter of 2011, we paid $150 to enter our strategic agreement with SIFCO. The sale of the Structural Products business provided $15 of additional proceeds in 2011 under the earn-out and other provisions of the sale agreement.

Financing activities — We used cash of $867 in the first quarter of 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750 and used $25 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. Dividends of $8 to preferred stockholders and $7 to common stockholders were made in the first quarter of 2012, whereas no dividend payments were made in 2011.

Contractual Obligations

Preferred dividends accrued but not paid were $8 at both March 31, 2012 and December 31, 2011.

There have been no material changes at March 31, 2012 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2011 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 12 to our consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates as discussed in Note 1 to our consolidated financial statements in Item 8 of our 2011 Form 10-K and Item 1 of Part I of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk exposures related to changes in interest rates and commodity and foreign currency exchange risk as discussed in Item 7A of our 2011 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2011 Form 10-K for a more complete understanding of the matters covered by the Certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Note 12 to our consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the quarter ended March 31, 2012. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
2/1/12 - 2/29/12	1,868	15.81	-	-
3/1/12 - 3/31/12	389	16.33	-	-

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: April 25, 2012	By:	/s/ William G. Quigley III
William G. Quigley III
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

