Form 10-Q
period 2012-06-30
DANA HOLDING CORP
filed 2012-07-26
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

There were 147,896,999 shares of the registrant’s common stock outstanding at July 13, 2012.

DANA HOLDING CORPORATION – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

TABLE OF CONTENTS

		10-Q Pages

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statement of Operations (Unaudited)	3
	Consolidated Statement of Comprehensive Income (Unaudited)	4
	Consolidated Balance Sheet (Unaudited)	5
	Consolidated Statement of Cash Flows (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6	Exhibits	39

Signatures
Exhibit Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation

Consolidated Statement of Operations (Unaudited)

(In millions except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,949	$1,933	$3,926	$3,733
Costs and expenses
Cost of sales	1,674	1,700	3,383	3,285
Selling, general and administrative expenses	110	107	223	206
Amortization of intangibles	19	21	38	38
Restructuring charges, net	20	11	26	41
Other income (expense), net	8	20	5	(28)
Income before interest expense and income taxes	134	114	261	135
Interest expense	20	20	41	39
Income before income taxes	114	94	220	96
Income tax expense	27	31	64	62
Equity in earnings of affiliates	2	7	6	11
Net income	89	70	162	45
Less: Noncontrolling interests net income	3	2	6	7
Net income attributable to the parent company	86	68	156	38
Preferred stock dividend requirements	7	7	15	15
Net income available to common stockholders	$79	$61	$141	$23

Net income per share available to parent company common stockholders:
Basic	$0.53	$0.41	$0.96	$0.16
Diluted	$0.40	$0.32	$0.73	$0.15
Weighted-average common shares outstanding
Basic	147.9	146.7	147.7	146.0
Diluted	214.6	214.8	214.7	149.7

Dividends declared per common share	$0.05	$-	$0.10	$-

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$89	$70	$162	$45
Less: Noncontrolling interests net income	3	2	6	7
Net income attributable to the parent company	86	68	156	38

Other comprehensive income (loss), net of tax:
Currency translation adjustments	(79)	32	(35)	83
Unrealized hedging gains and losses:
Holding gains and losses (net of $2 tax, six months 2012)	(4)	1	2	1
Reclassification to net income	4		6
Unrealized investment and other gains and losses:
Holding gains and losses	(1)		1
Defined benefit plans:
Net actuarial loss			(1)
Amortization of net actuarial losses included in net periodic benefit cost	4	5	7	10
Settlement loss		4		5
Other comprehensive income (loss) attributable to the parent company	(76)	42	(20)	99

Currency translation adjustments	(1)	1		1
Other comprehensive income (loss) attributable to noncontrolling interests	(1)	1	-	1

Total comprehensive income attributable to the parent company	10	110	136	137
Total comprehensive income attributable to noncontrolling interests	2	3	6	8
Total comprehensive income	$12	$113	$142	$145

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Balance Sheet (Unaudited)

(In millions except share and per share amounts)

	June 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$881	$931
Marketable securities	60	56
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2012 and 2011	1,106	979
Other	183	193
Inventories
Raw materials	419	388
Work in process and finished goods	452	396
Other current assets	135	106
Total current assets	3,236	3,049
Goodwill	97	100
Intangibles	347	400
Other noncurrent assets	261	273
Investments in affiliates	202	198
Property, plant and equipment, net	1,232	1,285
Total assets	$5,375	$5,305

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$103	$71
Accounts payable	1,009	942
Accrued payroll and employee benefits	151	150
Accrued restructuring costs	42	33
Taxes on income	78	46
Other accrued liabilities	236	251
Total current liabilities	1,619	1,493
Long-term debt	851	831
Pension and postretirement obligations	569	762
Other noncurrent liabilities	386	381
Total liabilities	3,425	3,467
Commitments and contingencies (Note 12)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 shares outstanding	511	511
Common stock, $0.01 par value, 450,000,000 shares authorized, 147,896,999 and 147,319,438 outstanding	1	1
Additional paid-in capital	2,652	2,643
Accumulated deficit	(875)	(1,001)
Treasury stock, at cost (712,779 and 645,734 shares)	(10)	(9)
Accumulated other comprehensive loss	(670)	(650)
Total parent company stockholders' equity	1,851	1,737
Noncontrolling equity	99	101
Total equity	1,950	1,838
Total liabilities and equity	$5,375	$5,305

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash flows - operating activities
Net income	$162	$45
Depreciation	96	110
Amortization of intangibles	44	45
Amortization of deferred financing charges and original issue discount	3	4
Loss on extinguishment of debt		53
Unremitted earnings of affiliates	(4)	(11)
Stock compensation expense	10	8
Deferred income taxes	(5)	4
Pension contributions (in excess of) less than expense	(181)	2
Change in working capital	(139)	(172)
Other, net	5	(8)
Net cash flows provided by (used in) operating activities	(9)	80

Cash flows - investing activities
Purchases of property, plant and equipment	(71)	(71)
Acquisition of businesses		(163)
Payments to acquire interest in equity affiliate		(124)
Proceeds from sale of business		15
Other	3	(11)
Net cash flows used in investing activities	(68)	(354)

Cash flows - financing activities
Net change in short-term debt	43	12
Proceeds from long-term debt	29	763
Repayment of long-term debt	(5)	(872)
Deferred financing payments		(26)
Dividends paid to preferred stockholders	(15)	(15)
Dividends paid to common stockholders	(15)
Dividends paid to noncontrolling interests	(2)	(3)
Other	1	7
Net cash flows provided by (used in) financing activities	36	(134)

Net decrease in cash and cash equivalents	(41)	(408)
Cash and cash equivalents - beginning of period	931	1,090
Effect of exchange rate changes on cash balances	(9)	36
Cash and cash equivalents - end of period	$881	$718

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Goodwill and Other Intangible Assets

4.	Restructuring of Operations

5.	Earnings per Share

6.	Stock Compensation

7.	Pension and Postretirement Benefit Plans

8.	Stockholders’ Equity

9.	Marketable Securities

10.	Financing Agreements

11.	Fair Value Measurements and Derivatives

12.	Commitments and Contingencies

13.	Warranty Obligations

14.	Income Taxes

15.	Other Income (Expense), Net

16.	Segments

17.	Equity Affiliates

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

In June 2011, the FASB issued guidance to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The standard eliminates the prior option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendment requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have included a separate statement of comprehensive income herein to comply with the guidance, which was effective January 1, 2012. Adoption of this guidance only impacted the presentation of other comprehensive income and did not impact our financial condition or results of operations.

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

During the second quarter of 2012, we finalized the valuation of our additional investment in DDAC. Measurement period adjustments included a $4 reduction of our investment in DDAC as a result of the decrease in fair value of the contingent consideration. In addition, the allocation of the investment fair value to amortizable intangible assets, property, plant and equipment and deferred tax liabilities increased $13, $1 and $4 respectively. The measurement period adjustments reduced the fair value allocated to goodwill by $14. Equity in earnings of affiliates for the second quarter of 2012 includes $1 of amortization expense resulting from the measurement period adjustments. The amortization resulting from the measurement period adjustments was deemed not to be material to retrospectively adjust prior periods.

Our additional investment, inclusive of fees and contingent consideration, was recorded at its fair value of $131, an excess of $66 over the corresponding DDAC book value. This fair value increase has been allocated as follows: (1) amortizable intangible assets of $31; (2) property, plant and equipment of $17; (3) inventories of $1; (4) goodwill of $28; and (5) deferred tax liabilities of $11. The increase in basis related to property, plant and equipment is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from 10 to 45 years. The amortizable intangible assets are being amortized on a straight-line basis over the remaining useful lives of the assets ranging from five to 10 years.

Axles India — On June 30, 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13. This business is reported in our Commercial Vehicle segment. This transaction is being accounted for as a business combination. The aggregate fair value of the net assets acquired equals the $13 paid to AIL and has been allocated as follows: accounts receivable of $1; inventory of $3; equipment of $3; amortizable intangible assets of $11; and accounts payable and other accrued liabilities of $5. The amortizable intangible assets are being amortized on a straight-line basis over eight years.

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture in 2011 and are accounting for our investment under the equity method.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in the third quarter of 2011 in connection with the divestitures and included in other income (expense), net.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. The agreement excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract that will continue into the third quarter of 2012. We judged these retained activities to be a significant portion of the Structural Products operating segment and concluded that the divested operations did not comprise a component of an entity. Accordingly, the portion of the Structural Products business sold to Metalsa has not been presented as discontinued operations in the accompanying financial statements.

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

Other — We are negotiating the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain-vehicle and utility vehicle markets. Sales of the business approximated $53 and $59 in 2011 and 2010. Based on the expected sales price, we recorded an asset impairment of $2 in the first quarter of 2012. The assets of the business approximate $14, including $3 of property, plant and equipment, and liabilities approximate $7. These amounts are not material for reporting as items held for sale separately on the face of the consolidated balance sheet at June 30, 2012.

Note 3. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

	Weighted	June 30, 2012			December 31, 2011
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$92	$(63)	$29	$92	$(55)	$37
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	533	(283)	250	545	(250)	295
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
		$694	$(347)	$347	$706	$(306)	$400

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2012 were as follows: Light Vehicle Driveline (LVD) — $13, Power Technologies — $31, Commercial Vehicle — $209 and Off-Highway — $94.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Charged to cost of sales	$3	$3	$6	$7
Charged to amortization of intangibles	19	21	38	38
Total amortization	$22	$24	$44	$45

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2012 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder
	of 2012	2013	2014	2015	2016

Amortization expense	$43	$86	$49	$23	$21

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

During the second quarter of 2012, we implemented and recognized the costs of specific headcount reduction initiatives, primarily associated with certain of our South American operations. Additionally, as planned, we exited our Commercial Vehicle facility in Kalamazoo, Michigan and recognized the fair value of the associated lease continuation obligation. Total restructuring expense in the second quarter of 2012 to recognize the costs of these actions as well as costs associated with other previously announced initiatives was $20 and includes $7 of severance and related benefits costs, $12 of exit costs and $1 of accelerated depreciation/impairment cost.

Restructuring expense of $6 during the first quarter of 2012 was primarily attributable to costs associated with previously announced initiatives and included $4 of severance and related benefit costs and $2 of exit costs.

During the first quarter of 2011, we reached an agreement with the lessor to settle the lease associated with our LVD facility in Yennora, Australia. Under the terms of the agreement, we recognized $20 of lease termination costs. Additionally, we approved the realignment of several manufacturing operations, including the closure of our LVD manufacturing facility in Marion, Indiana. Including costs associated with previously announced initiatives, we expensed $30 for restructuring actions during the first quarter of 2011, including $1 of severance and related benefit costs, $28 of exit costs and $1 of accelerated depreciation/impairment cost.

During the second quarter of 2011, we incurred pension settlement costs associated with the previously announced closure of certain of our Canadian operations (see Note 7). Including costs of these actions and previously announced initiatives, we expensed $11, including $7 of severance and related benefit costs, $3 of exit costs and $1 of accelerated depreciation/impairment cost.

Restructuring charges and related payments and adjustments —

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at March 31, 2012	$28	$-	$3	$31
Activity during the period:
Charges to restructuring	8	1	12	21
Adjustments of accruals	(1)			(1)
Non-cash write-off		(1)		(1)
Cash payments	(6)		(2)	(8)
Balance at June 30, 2012	$29	$-	$13	$42

Balance at December 31, 2011	$30	$-	$3	$33
Activity during the period:
Charges to restructuring	12	1	14	27
Adjustments of accruals	(1)			(1)
Non-cash write-off		(1)		(1)
Cash payments	(12)		(4)	(16)
Balance at June 30, 2012	$29	$-	$13	$42

At June 30, 2012, the accrued employee termination benefits relate to the reduction of approximately 1,200 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $17 in the second half of 2012 and $25 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2012	2012	to Date	Complete
LVD	$23	$7	$30	$11
Power Technologies	12	1	13	4
Commercial Vehicle	22	15	37	9
Off-Highway	8		8	2
Structures	2	1	3	5
Corporate	6	2	8	1
Total	$73	$26	$99	$32

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 5. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net income available to common stockholders - Numerator basic	$79	$61	$141	$23
Preferred stock dividend requirements	7	7	15
Numerator diluted	$86	$68	$156	$23

Weighted-average number of shares outstanding - Denominator basic	147.9	146.7	147.7	146.0
Employee compensation-related shares, including stock options	2.0	3.4	2.3	3.7
Conversion of preferred stock	64.7	64.7	64.7
Denominator diluted	214.6	214.8	214.7	149.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.4 million and 0.5 million CSEs from the calculations of diluted earnings per share for the quarters ended June 30, 2012 and 2011 and 1.0 million and 0.4 million CSEs from the calculations of diluted earnings per share for the six months ended June 30, 2012 and 2011 as the effect of including them would have been anti-dilutive.

We excluded 65.5 million CSEs related to the assumed conversion of the preferred stock for the six months ended June 30, 2011, along with the adjustment for the related dividend requirements, as the effect of the conversion would have been anti-dilutive for the period.

Note 6. Stock Compensation

Our stockholders approved the 2012 Omnibus Incentive Plan (the Plan) at the April 2012 stockholder meeting, replacing the 2008 Omnibus Incentive Plan (the Prior Plan). The Plan authorizes grants of stock awards through April 2022 and provides for the issuance of up to 5.0 million shares of common stock in addition to the 1.9 million remaining shares available under the Prior Plan. Cash-settled awards do not count against the maximum share issuance of the Plan.

Our Board of Directors approved the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) shown in the table below during the first half of 2012.

		Weighted-average Per Share
	Granted	Exercise	Grant Date
	(In millions)	Price	Fair Value
Stock options	0.7	$15.99	$7.91
SARs	0.2	$15.85	$7.84
RSUs	0.6		$15.86
PSUs	0.1		$16.00

Stock options and SARs related to 0.5 million shares were exercised and 0.1 million shares were forfeited in the first half of 2012. We received $1 of cash from the exercise of stock options and we paid $1 of cash to settle SARs and RSUs during the first half of 2012. We also issued 0.2 million in RSUs based on vesting.

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

We recognized stock compensation expense of $3 and $5 during the second quarter of 2012 and 2011 and $10 and $8 during the first half of 2012 and 2011. At June 30, 2012, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest was $24. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 7. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2012		2011		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Interest cost	$22	$3	$22	$3	$2	$2
Expected return on plan assets	(29)	(1)	(26)	(1)
Service cost		1		2
Amortization of net actuarial loss	4		5
Settlement loss				4
Net periodic benefit cost	$(3)	$3	$1	$8	$2	$2

Six Months Ended June 30,
Interest cost	$43	$6	$46	$7	$3	$4
Expected return on plan assets	(56)	(1)	(52)	(2)
Service cost		2		3
Amortization of net actuarial loss	7		10
Settlement loss				5
Net periodic benefit cost	$(6)	$7	$4	$13	$3	$4

In January 2012, we made a voluntary contribution of $150 to the U.S. pension plans which we presently expect to be incremental to the minimum required contribution.

In January 2012, in accordance with our policy, we changed the amortization period related to deferred losses in accumulated other comprehensive income (AOCI) from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive.

As a result of the closure of several facilities in Canada, we are required to settle the related pension obligations. During the first half of 2011, we settled portions of our Canadian pension benefit obligations by making lump-sum payments or by purchasing non-participating annuity contracts to cover vested benefits. As a result of these actions, we reduced the benefit obligations by $77 and also reduced the fair value of plan assets by $77. The related settlement loss of $5 representing the recognition of a portion of the actuarial loss deferred in AOCI was included in restructuring charges.

Note 8. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends of $8 were accrued at June 30, 2012 and December 31, 2011.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in both the first and second quarters of 2012. Aggregate 2012 declared and paid dividends total $15. Dividends accrue on RSUs granted under our stock compensation program and will be paid in cash or additional units when the underlying units vest.

Changes in equity —

	2012			2011
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity

Balance, March 31	$1,853	$105	$1,958	$1,712	$102	$1,814
Total comprehensive income	10	2	12	110	3	113
Preferred stock dividends	(7)		(7)	(7)		(7)
Common stock dividends	(8)		(8)
Dividends attributable to noncontrolling interests		(8)	(8)		(1)	(1)
Stock compensation	4		4	7		7
Stock withheld for employee taxes	(1)		(1)	(1)		(1)
Ending Balance, June 30	$1,851	$99	$1,950	$1,821	$104	$1,925

	2012			2011
Six Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,737	$101	$1,838	$1,687	$99	$1,786
Total comprehensive income	136	6	142	137	8	145
Preferred stock dividends	(15)		(15)	(15)		(15)
Common stock dividends	(15)		(15)
Dividends attributable to noncontrolling interests		(8)	(8)		(3)	(3)
Stock compensation	9		9	15		15
Stock withheld for employee taxes	(1)		(1)	(3)		(3)
Ending Balance, June 30	$1,851	$99	$1,950	$1,821	$104	$1,925

Note 9. Marketable Securities

	June 30, 2012			December 31, 2011
		Unrealized	Fair		Fair
	Cost	Gains	Value	Cost	Value
U.S. government securities	$8	$-	$8	$10	$10
Corporate securities	11		11	8	8
Certificates of deposit	12		12	13	13
Other	28	1	29	25	25
Total marketable securities	$59	$1	$60	$56	$56

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $14, $12 and $4 at June 30, 2012.

Proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities in the three and six months ended June 30 were zero and $1 in 2012 and $2 and $7 in 2011. The related gains and losses realized on this activity were not significant.

Note 10. Financing Agreements

Senior notes — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our Term Facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. At June 30, 2012, we had $750 principal amount of Senior Notes outstanding. The weighted-average interest rate on the Senior Notes was 6.62%. Interest on the notes is payable on February 15 and August 15 of each year.

Revolving facility — We maintain a revolving credit agreement from lenders permitting aggregate borrowings of up to $500. The revolving credit agreement bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement. Commitment fees are applied based on the average daily unused portion of the available amounts under the facility. If the average daily use is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum. Up to $300 of the facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the facility and a per annum fronting fee of 0.25%, payable quarterly. There were no borrowings under the facility at June 30, 2012 but we had utilized $67 for letters of credit. Based on our borrowing base collateral of $460, we had potential availability at June 30, 2012 under the revolving facility of $393 after deducting the outstanding letters of credit. The facility expires in February 2016.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility which permits borrowings of up to €75 ($95 at the June 30, 2012 exchange rate). Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. As of June 30, 2012, we had potential availability of $95 based on the effective borrowing base. Advances under the program will bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). All advances are to be repaid in full by March 2016. We pay a fee on any unused amount of the program, in addition to other customary fees. At June 30, 2012, we had no borrowings under this program.

Debt covenants — At June 30, 2012, we were in compliance with the covenants of our debt agreements. Under the revolving facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
June 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$122	$-	$-	$122
Marketable securities - current asset	60	40	20
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	5		5
Notes payable	82		82
Long-term debt, including current portion	930		930

December 31, 2011
Notes receivable - noncurrent asset	$116	$-	$-	$116
Marketable securities - current asset	56	33	23
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	16		16
Notes payable	46		46
Long-term debt, including current portion	869		869

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts as of June 30, 2012 and December 31, 2011 were $151 and $213 comprised of currency forward contracts involving the exchange of various currencies.

The following currency forward contracts were outstanding at June 30, 2012 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$91	$-	$91	Jun-13
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen	19		19	Jun-13
British pound	U.S. dollar, Euro	13		13	Jun-13
Swedish krona	Euro	7	4	11	Jun-13
Australian dollar	U.S. dollar	6	1	7	Mar-13
Indian rupee	U.S. dollar, British pound, Euro		10	10	Dec-12
Total forward contracts		$136	$15	$151

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

Amounts to be reclassified to earnings — Deferred losses of $3 at June 30, 2012, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2012 market rates. Deferred losses at December 31, 2011 and March 31, 2012 were $13 and $3, of which $2 and $4 were reclassified from AOCI to earnings in the first and second quarters of 2012. The remainder of the change in the deferred losses in AOCI is primarily attributable to the fluctuation of the U.S. dollar against the Mexican peso during each of the first two quarters of 2012.

Changes in Level 3 recurring fair value measurements —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Notes receivable	2012	2011	2012	2011
Beginning of period	$119	$106	$116	$103
Accretion of value (interest income)	3	3	7	6
Other			(1)
End of period	$122	$109	$122	$109

Substantially all of the notes receivable balance consists of a callable note, due 2019, obtained in connection with a divestiture in 2004. The fair value of the note is derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publically traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note is the risk premium. A significant increase in the risk premium may result in a lower fair value measurement. A significant decrease in the risk premium would not result in a significantly higher fair value measurement due to the callable value cap.

Fair value measurements on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis. These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Note 12. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at June 30, 2012, down slightly from the 26,000 claims at December 31, 2011. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $83 for indemnity and defense costs for settled, pending and future claims at June 30, 2012, compared to $89 at December 31, 2011. We use a fifteen-year time horizon for our estimate of this liability.

At June 30, 2012, we had recorded $52 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $53 recorded at December 31, 2011. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

During the second quarter of 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery. As a result, other income includes a $6 credit for this recovery of past outlays related to asbestos claims.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2012 and December 31, 2011, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $12 at June 30, 2012 and $13 at December 31, 2011. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $2 at both dates.

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

Changes in warranty liabilities —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$77	$85	$72	$85
Amounts accrued for current period sales	6	15	15	25
Adjustments of prior accrual estimates	2		3	1
Settlements of warranty claims	(7)	(10)	(13)	(23)
Currency impact	(1)	2		4
Balance, end of period	$77	$92	$77	$92

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produced engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

Note 14. Income Taxes

We estimate the effective tax rate expected to be applicable for the full fiscal year and use that rate to provide for income taxes in interim reporting periods. We also recognize the tax impact of certain unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

We reported income tax expense of $27 and $31 for the quarters ended June 30, 2012 and 2011 and $64 and $62 for the respective six month periods. The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. We analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $2 and $1 for the quarters ended June 30, 2012 and 2011 and $4 and $1 for the respective six month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested.

We have generally not recognized tax benefits on losses generated in several entities, including those in the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of $52 will be released in the next twelve months.

Note 15. Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income	$5	$6	$11	$13
Foreign exchange gain (loss)	(1)	1	(10)	(2)
Loss on extinguishment of debt				(53)
Strategic transaction expenses	(1)	(1)	(4)	(3)
Impairment of long-lived assets			(2)
Other	5	14	10	17
Other income (expense), net	$8	$20	$5	$(28)

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

As discussed in Note 12 above, a recovery finalized in the second quarter of 2011 of past outlays related to asbestos claims resulted in a $6 credit to other income (expense), net.

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

Segment information —

	2012			2011
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
June 30,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$735	$44	$76	$654	$53	$60
Power Technologies	262	6	37	269	7	37
Commercial Vehicle	513	39	57	583	30	55
Off-Highway	426	17	56	414	16	51
Structures	13		3	13		1
Eliminations and other		(106)			(106)
Total	$1,949	$-	$229	$1,933	$-	$204

21

	2012			2011
		Inter-			Inter-
Six Months Ended	External	Segment	Segment	External	Segment	Segment
June 30,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$1,462	$102	$139	$1,327	$109	$126
Power Technologies	530	11	77	536	14	77
Commercial Vehicle	1,064	72	118	1,058	59	98
Off-Highway	844	32	105	787	31	92
Structures	26		5	24		1
Eliminations and other		(217)		1	(213)
Total	$3,926	$-	$444	$3,733	$-	$394

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Segment EBITDA	$229	$204	$444	$394
Corporate expense and other items, net	(4)	(3)	(7)	(12)
Depreciation	(47)	(55)	(96)	(110)
Amortization of intangibles	(22)	(24)	(44)	(45)
Restructuring	(20)	(11)	(26)	(41)
Loss on extinguishment of debt				(53)
Strategic transaction and other expenses			(5)	(4)
Loss on sale of assets	(3)		(6)	(1)
Stock compensation expense	(2)	(2)	(9)	(4)
Foreign exchange on intercompany loans and market value adjustments on forwards	(2)	(1)	(1)	(2)
Interest expense	(20)	(20)	(41)	(39)
Interest income	5	6	11	13
Income before income taxes	114	94	220	96
Income tax expense	27	31	64	62
Equity in earnings of affiliates	2	7	6	11
Net income	$89	$70	$162	$45

Note 17. Equity Affiliates

At June 30, 2012, we had a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Ownership percentages and balances of equity method investments exceeding $5 at June 30, 2012 —

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$147
Bendix Spicer Foundation Brake, LLC	20%	32
Axles India Limited	48%	8
Dana Rexroth Transmission Systems S.r.l.	50%	5
All others as a group	Various	8
Investments in equity affiliates		200
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$202

Summarized financial information for DDAC —

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales	$165	$227	$378	$502
Gross profit	$17	$22	$40	$44
Pre-tax income	$3	$9	$9	$22
Net income	$3	$8	$8	$19
Dana's equity earnings in affiliate		$1	$2	$1

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD) and Commercial Vehicle segments of our global On-Highway Driveline Technologies (On-Highway) business unit and through our Off-Highway Driveline Technologies (Off-Highway) business unit. Our third global business unit – Power Products Technologies (Power Technologies) – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2012, we employed approximately 25,500 people, operated in 26 countries and had 95 major manufacturing/distribution, engineering and office facilities around the world.

In the first half of 2012, 49% of our sales came from North American operations and 51% from operations throughout the rest of the world. Our On-Highway business accounted for 64% of our global sales, the Off-Highway business represented 21%, Power Technologies accounted for 14% and Structures was 1%.

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

Strengthening the competitiveness of our products — We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies. We have prioritized our focus on innovation around these core technologies because of the opportunities to create value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership.

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

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, during the second quarter of 2011 a new hypoid gear manufacturing facility in India began production and we completed two transactions – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets. During 2012, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region. In South America, our strategic agreement with SIFCO S.A. (SIFCO) completed in February 2011 makes us the leading full driveline supplier in the South American commercial vehicle market.

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

Cost management — Although we have taken significant strides to improve our margins, particularly through streamlining and rationalizing our manufacturing activities and rationalizing our administrative support processes, additional opportunities remain. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. Further, we are putting a major focus on reducing product complexity – something that not only improves our cost, but brings added value to our customers through more efficient assembly processes. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

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

Divestitures

Divestiture of Structural Products business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. We completed the sale in 2010 for a selling price of $148. We received cash proceeds of $118 during 2010 and $16 in 2011. The remaining proceeds are held in escrow pending resolution of claims presented by Metalsa. The Structural Products business that we retained, which generated sales of $48 in 2011, is expected to conclude operations in the third quarter of 2012.

Segments

We manage our operations globally through five operating segments. Our LVD, Power Technologies and Structures segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. As indicated above, the Structural Products business is expected to cease operations in the third quarter of 2012. The Commercial Vehicle and Off-Highway operating segments support the OEMs of on-highway commercial vehicles (primarily trucks and buses) and off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2012 Outlook			2011	2010
North America
Light Vehicle (Total)	14,000	to	14,500	13,125	11,941
Light Truck (excl. CUV/Minivan)	3,500	to	3,700	3,625	3,520
Medium Truck (Classes 5-7)	170	to	180	167	116
Heavy Truck (Class 8)	270	to	280	255	152
Europe (including E. Europe)
Light Vehicle	19,000	to	19,500	20,089	19,094
Medium/Heavy Truck	400	to	420	430	325
South America
Light Vehicle	4,300	to	4,500	4,318	4,173
Medium/Heavy Truck	160	to	180	219	191
Asia-Pacific
Light Vehicle	41,000	to	42,000	36,803	37,046
Medium/Heavy Truck	1,450	to	1,550	1,575	1,714
Off-Highway – Global (year-over-year)
Agricultural Equipment	0	to	+5%	+15 to +20%	+2 to +5%
Construction Equipment	+5	to	+10%	+20 to +25%	+20 to +25%

North America

Light vehicle markets — Gradually improving economic conditions during the past two years and the first half of 2012 have contributed to increased light vehicle sales and production levels in North America. First half 2012 production of around 7.9 million light vehicles is about 21% higher than first half 2011 production of 6.5 million vehicles. Second quarter 2012 light vehicle production levels were about 25% higher than the comparable 2011 period. The higher production occurred predominantly in the passenger car and crossover SUV segments. In the light truck pickup, van and SUV segment where more of our programs are focused, as anticipated, production in both the second quarter and first half of 2012 increased a more modest 4% from production levels in the comparable 2011 periods. The higher 2012 production levels are generally reflective of higher light vehicle unit sales which are about 14% higher in the first half of 2012 than last year’s first half. The light truck pickup, van and SUV segment posted higher sales of only 7% over the same period. U.S. days supply of total light vehicles at the end of June 2012 were around 59, which is up from 51 days at December 31, 2011 and 54 days at June 30, 2011. The increase in inventory levels from the end of 2011 is driven by activity in the light truck pickup, van and SUV segment. Inventory levels in this segment increased to around 86 days at the end of June 2012, which is comparable to a year ago, but up considerably from 56 days at the end of 2011. Although first half 2012 sales in this segment declined about 6% from sales in the second half of 2011, vehicle production was up about 8% - contributing to the increased inventory levels.

Mixed news on the economic front continues to create an element of uncertainty over near-term vehicle sales and production. Fuel prices in recent months have remained relatively stable, as has unemployment data. An improved financing environment and signs that the housing sector may have bottomed out are also positive developments. Nevertheless, continued concern in these areas, and adverse economic developments in other parts of the world, contributed to declining levels of consumer confidence in recent months. As such, the current economic environment continues to pose some risk and uncertainty to the sustainability of near-term vehicle production levels. On balance, we are still expecting a modest level of economic strengthening in North America in 2012. Our outlook for full year light vehicle production is unchanged from our April 2012 guidance - with total light vehicle production up about 7 to 10% over 2011 and light truck pickup, van and SUV segment production expected to be comparable with 2011.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased over the past two years and into the first half of 2012. Heavy-duty Class 8 truck production of about 75,000 units in this year’s second quarter and about 150,000 for the first half of this year is up about 24% and 37% from the same periods of 2011. In the medium-duty Classes 5-7 segment, year-over-year second quarter production was about the same, with first half 2012 production about 11% higher than last year.

With the mixed and uncertain outlook surrounding the global economy, order levels for Class 8 trucks have weakened in recent months causing the near-term outlook for production levels to be down from our previous expectations. We’ve reduced the range on our full year Class 8 production outlook for 2012 to 270,000 to 280,000 units from our April outlook of 280,000 to 290,000 units. As revised, this market is now expected to be up about 6 to 10% from last year. Our full year outlook for medium-duty Classes 5-7 production is unchanged from April and expected to come in around 170,000 to 180,000 units, an increase of 2 to 8%.

Markets Outside of North America

Light vehicle markets — Europe production levels were tempered in 2011 by softness brought on in part by sovereign debt concerns. A challenging economic environment continues to pose considerable uncertainty. First half 2012 production of light vehicles in Europe was down about 6% from the corresponding period of 2011. We expect the tough economic environment to continue during the second half of 2012, resulting in full year production levels being down from 2011. After increasing the past two years, South American production levels have weakened in 2012, with vehicle production for the first half of 2012 being down about 6% from last year’s first half. At present, we expect production levels to improve a bit during the second half of 2012, putting production for the year at a level comparable to that of 2011. Asia Pacific production levels in 2011 were adversely impacted by the effects of natural disasters in Japan and Thailand. Production levels began rebounding in late 2011 and have continued to improve in 2012, with first half 2012 production up about 15% from the first half of last year. We expect year-over-year production to continue rebounding throughout 2012 with full year production coming in around 11 to 14% higher than 2011.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. After being up more than 30% in 2011, following a production increase of about 59% the previous year, Europe medium/heavy truck production in this year’s first half is down about 6% from the first half of 2011 – in line with our outlook for the full year. South American production also increased significantly the past two years, up about 15% in 2011 and 45% in 2010. The combination of a pull back in purchases caused by engine emissions changes in Brazil and some overall economic weakness has caused 2012 production levels to decline significantly, with second quarter and first half production being down more than 30% from those same periods in 2011. The second half production rebound that we expected earlier this year has moderated. As such, we’ve reduced our full year production outlook in South America to levels which are now expected to be down 18 to 27% from 2011 as compared to our April outlook which expected production levels that were 2 to 6% lower than 2011. Asia Pacific production in 2011 declined about 8% as a consequence of the natural disasters disrupting 2011 production, after being up more than 50% the previous year. Like the light vehicle markets in this region, production in 2012 has begun rebounding with this year’s first half being up about 9% from the second half of last year. Compared to last year’s first half which was relatively strong until the tsunami in Japan, 2012 production is down about 10%. The effects of overall weaker global economic conditions are also impacting this region, and we now see this continuing into the second half. Consequently, we’ve lowered our full year Asia Pacific production expectations from our April outlook to levels reflecting a 2 to 8% decline from 2011.

Off-Highway Markets

Our off-highway business has a large presence outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and 2011. Our outlook for these markets for 2012 has demand levels ranging from flat to an increase of 5% in the agriculture segment and an increase of 5 to 10% in the construction segment, which is unchanged from our April outlook.

Sales, Earnings and Cash Flow Outlook

	2012
	Outlook	2011	2010
Sales	$7,475 – $7,575	$7,592	$6,109

Adjusted EBITDA *	$820 – $840	$765	$553

Free Cash Flow **	> $200***	$174	$242

*	Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA within the Segment Results of Operations discussion below. See Item 7 of our 2011 Form 10-K for a reconciliation of 2011 and 2010 adjusted EBITDA to net income.

**	Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operating activities excluding any bankruptcy claim related payments, less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies. See Item 7 of our 2011 Form 10-K for a reconciliation of 2011 and 2010 free cash flow to net cash flows provided by operating activities.

***	Exclusive of a special one-time $150 U.S. pension contribution.

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

Our full year outlook for 2012 now has sales down slightly or comparable to 2011, which is reduced from our April 2012 outlook which had sales at $7,800+, up more than 5% from 2011. The reduced outlook is driven in part by expected currency translation effects of weaker international exchange rates in certain of our major markets. Additionally, we’ve scaled back expected second half 2012 medium/heavy truck production levels in most of our markets, and now expect a third quarter divestiture of the leisure industry component of our off-highway segment. With the reduced sales, our Adjusted EBITDA for the year is now expected to be in the range of $820 to $840. However, we expect to maintain Adjusted EBITDA margins at around 11% as we respond quickly to the changing market conditions and benefit from restructuring, cost reduction and pricing actions.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales. With the lower sales levels, we’ve scaled back our capital spend expectation, and, as such, our full year free cash flow of more than $200 (before a January 2012 $150 incremental one-time U.S. pension contribution) is unchanged from our April 2012 outlook. Our current capital spend outlook of $210 to $230 is up from capital spending of $196 in 2011. Increased cash requirements for interest, taxes and pension fund contributions in 2012 are also expected to consume some of the increased free cash flow attributable to higher profits.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Second Quarter, 2012 versus 2011)

	Three Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Net sales	$1,949	$1,933	$16
Cost of sales	1,674	1,700	(26)
Gross margin	275	233	42
Selling, general and administrative expenses	110	107	3
Amortization of intangibles	19	21	(2)
Restructuring charges, net	20	11	9
Other income, net	8	20	(12)

Income before interest and income taxes	$134	$114	$20
Net income attributable to the parent company	$86	$68	$18

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended			Amount of Change Due To
	June 30,		Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$958	$835	$123	$(7)	$-	$130
Europe	550	558	(8)	(70)		62
South America	225	355	(130)	(33)		(97)
Asia Pacific	216	185	31	(12)	8	35
Total	$1,949	$1,933	$16	$(122)	$8	$130

Sales for the second quarter of 2012 increased less than 1% compared to 2011. Organic growth — the change in sales attributable primarily to market volume, pricing and mix — generated higher sales of $130, an increase of 7% over 2011. However, this was largely offset by overall weakening of several international currencies against the U.S. dollar which reduced sales by $122.

The increase in sales in North America during 2012, adjusted for the effects of currency totaled $130 — a 16% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light vehicle production levels were 25% higher in the second quarter of 2012 while medium/heavy truck market production was up about 15%. In the off-highway sector, sales increased 15%, primarily due to stronger 2012 demand levels.

Second quarter sales in Europe were negatively impacted by $70 from a weaker euro and other currencies as compared to the same period of 2011. Excluding currency effects, our second quarter 2012 sales in Europe were 11% higher than in 2011. A significant portion of our business in Europe is in the off-highway markets where strong demand levels increased sales volumes by around 14%. Our other businesses in Europe experienced a net organic increase of about 8% as new programs and favorable customer mix more than offset the effects of lower light vehicle and medium/heavy vehicle production levels.

In South America, sales have been adversely impacted by the change over in emissions regulations in Brazil which has resulted in significantly lower 2012 production levels. In combination with other economic pressures in South America, this has contributed to lower organic sales of $97, a decline of 27% from 2011. The organic sales growth of 19% in Asia Pacific is reflective primarily of the improving production levels in the region along with increased sales from new customer programs coming on stream in 2012.

Cost of sales and gross margin — Cost of sales was 85.9% of sales in 2012 versus 87.9% of sales in 2011. Higher overall production levels contributed to improved absorption of fixed costs, while manufacturing costs continue to benefit from completion of certain restructuring initiatives and continued cost reduction efforts. Higher material commodity prices increased costs in 2012; however, this increase was more than offset by material cost recovery from customers and other material cost savings actions. Higher sales levels, material cost recovery and other pricing actions and material cost savings actions combined to improve gross margin to $275 (14.1% of sales) in 2012 from $233 (12.1% of sales) in 2011.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $110 (5.6% of sales) as compared to $107 (5.5% of sales) in 2011. Contributing to the higher cost were inflationary compensation increases and costs to support certain of our growth initiatives.

Restructuring charges — Restructuring charges of $20 in 2012 included a charge of $11 to recognize the estimated fair value of the remaining lease obligation associated with our Kalamazoo, Michigan facility which we ceased using in June. We also recognized a cost of $5 in connection with workforce reduction actions in Brazil. The remaining expenses in 2012 relate principally to previously initiated actions to further consolidate our manufacturing facilities and reduce administrative workforce levels. The restructuring costs in 2011 included pension settlement costs of $4 associated with certain previously closed Canadian operations along with separation costs and exit costs relating to workforce reduction actions and facility closures.

Other income, net — Other income, net was $8 in 2012 and $20 in 2011. Interest income was $5 in 2012 and $6 in 2011. An asbestos-related recovery of $6 from an insurance company going through liquidation proceedings provided additional income in the second quarter of 2011.

Interest expense — Interest expense was $20 for 2012 and 2011. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 8.0% in the second quarter of 2012 and 2011.

Income tax expense — Income tax expense was $27 and $31 for the second quarters of 2012 and 2011. The effective income tax rates vary from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 14 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Equity in earnings of affiliates — Equity investments provided net earnings of $2 and $7 in 2012 and 2011. During the second quarter of 2011, our equity interests in certain Getrag investments contributed $3. These interests were sold in September 2011.

Summary Consolidated Results of Operations (Year-to-Date, 2012 versus 2011)

	Six Months Ended
	June 30,		Increase/
	2012	2011	(Decrease)
Net sales	$3,926	$3,733	$193
Cost of sales	3,383	3,285	98
Gross margin	543	448	95
Selling, general and administrative expenses	223	206	17
Amortization of intangibles	38	38
Restructuring charges, net	26	41	(15)
Other income (expense), net	5	(28)	33

Income before interest and income taxes	$261	$135	$126
Net income attributable to the parent company	$156	$38	$118

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended			Amount of Change Due To
	June 30,		Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$1,935	$1,642	$293	$(10)	$-	$303
Europe	1,102	1,082	20	(94)		114
South America	449	631	(182)	(42)	11	(151)
Asia Pacific	440	378	62	(15)	18	59
Total	$3,926	$3,733	$193	$(161)	$29	$325

Sales increased 5% in the first half of 2012 as compared to the same period in 2011. The overall weakening of several international currencies against the U.S. dollar reduced sales by $161, while the impact of acquisitions added $29. The organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 9% over our 2011 sales.

The increase in sales in North America during 2012, adjusted for the effects of currency, totaled $303 — an 18% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light vehicle production levels were 21% higher in the first half of 2012 while medium/heavy truck market production was up nearly 25%. In the off-highway sector, sales increased 18%, primarily due to stronger 2012 demand levels.

Excluding currency effects, our first half 2012 sales in Europe were 11% higher than in 2011. A significant portion of our business in Europe is in the off-highway markets where strong demand levels increased sales volumes by around 16%. Our other businesses in Europe experienced a net organic increase of about 5% as new programs and favorable customer mix more than offset the effects of lower light vehicle and medium/heavy vehicle production levels.

In South America, sales benefited by $11 from the strategic agreement with SIFCO completed in February 2011. Exclusive of this and currency effects, 2012 first half sales in South America were down 24% versus 2011, primarily as a result of medium/heavy vehicle production levels being down more than 30% and light vehicle production being 6% lower. The AIL acquisition in the second quarter of 2011 contributed $18 of the Asia Pacific sales increase. The organic sales growth of 16% in Asia Pacific is reflective primarily of the improving production levels in the region as compared to the first half of 2011 along with increased sales from new customer programs.

Cost of sales and gross margin — Cost of sales was 86.2% of sales in 2012 versus 88.0% of sales in 2011. Higher production levels contributed to improved absorption of fixed costs, while manufacturing costs continue to benefit from completion of certain restructuring initiatives and continued cost reduction efforts. Higher material commodity prices increased costs in 2012; however, this increase was more than offset by material cost recovery from customers and other material cost savings actions. Higher sales levels, material cost recovery and other pricing actions and material cost savings actions combined to improve gross margin to $543 (13.8% of sales) in 2012 from $448 (12.0% of sales) in 2011.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $223 (5.7% of sales) as compared to $206 (5.5% of sales) in 2011. Contributing to the higher cost were inflationary increases in compensation and other benefits costs along with increased expenses to support certain of our growth initiatives.

Restructuring charges — Restructuring charges in both 2012 and 2011 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures. In the second quarter of 2012, we ceased use of our Kalamazoo, Michigan facility and recognized a charge of $11 to accrue the estimated fair value of the remaining lease obligation. In the first quarter of 2011, we entered into an agreement to settle the lease obligation associated with our Yennora, Australia facility. The cost associated with this settlement approximated $20.

Other income (expense), net — Other income (expense), net was income of $5 in 2012 and expense of $28 in 2011. Our 2011 results included a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs primarily in connection with the repayment of our then existing Term Facility debt. Other income in 2012 included net foreign exchange losses of $10 and interest income of $11, while in 2011 net foreign exchange losses were $2 and interest income was $13. Also included in 2011 was $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings.

Interest expense — Interest expense was $41 for 2012 and $39 for 2011. The higher interest expense in 2012 is primarily due to higher average debt levels and a higher average effective interest rate on outstanding debt. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 8.2% in the first half of 2012 as compared to 8.0% in the same period in 2011.

Income tax expense — Income tax expense was $64 and $62 for first half of 2012 and 2011. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 14 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Equity in earnings of affiliates — Equity investments provided net earnings of $6 and $11 in 2012 and 2011. During June 2011, we increased our investment in DDAC to 50%, qualifying it as an equity investment. Our equity interest in DDAC provided equity earnings of $1 in 2012. Certain equity interests in Getrag investments that contributed $5 of earnings in 2011 were sold in September 2011.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency	Acquisitions and	Organic
June 30,	2012	2011	(Decrease)	Effects	Divestitures	Change
LVD	$735	$654	$81	$(24)	$-	$105
Power Technologies	262	269	(7)	(16)		9
Commercial Vehicle	513	583	(70)	(40)	8	(38)
Off-Highway	426	414	12	(42)		54
Structures	13	13
Total	$1,949	$1,933	$16	$(122)	$8	$130

Six Months Ended
June 30,
LVD	$1,462	$1,327	$135	$(32)	$-	$167
Power Technologies	530	536	(6)	(21)		15
Commercial Vehicle	1,064	1,058	6	(53)	29	30
Off-Highway	844	787	57	(55)		112
Structures	26	24	2			2
Eliminations and other		1	(1)			(1)
Total	$3,926	$3,733	$193	$(161)	$29	$325

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for the second quarter and first half of 2012 were 16% and 13% higher than in the same periods in 2011. The higher sales were due primarily to increased light vehicle production levels, with certain vehicle platforms in North America providing significantly higher volumes.

Power Technologies serves each of our markets – light vehicle, medium/heavy truck, and off-highway. Second quarter and first half 2012 increases, exclusive of currency effects, was 3%. The organic increase in this segment was adversely impacted by lower medium/heavy truck production levels and by this segment’s European market component.

After adjusting for the effects of currency movements, second quarter 2012 sales in our Commercial Vehicle segment were down about 7% from 2011, with sales for the first six months of 2012 up 3% compared to 2011. Our significant medium/heavy truck presence in South America has been adversely impacted by emission changeover regulations in Brazil. Along with other factors, this contributed to lower comparative second quarter production in South America of more than 30%. In combination with lower production levels in Europe as well, this more than offset higher production levels in North America. For the comparative six-month periods ended June 30, higher North American medium/heavy truck production levels in 2012 more than offset lower production levels elsewhere in the world.

Second quarter and first half sales, net of currency effects, in our Off-Highway segment were up about 13% and 14% from 2011, principally due to stronger 2012 demand in the construction, agriculture and other segments of this market.

We completed the sale of a substantial portion of the Structural Products business in 2010. The continuing sales in 2012 and 2011 relate to the retained Longview, Texas operation where the existing customer program is scheduled to expire in the third quarter of 2012.

Segment EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase/			Increase/
Segment EBITDA	2012	2011	(Decrease)	2012	2011	(Decrease)
LVD	$76	$60	$16	$139	$126	$13
Power Technologies	37	37		77	77
Commercial Vehicle	57	55	2	118	98	20
Off-Highway	56	51	5	105	92	13
Structures	3	1	2	5	1	4
Total Segment EBITDA	229	204	25	444	394	50
Corporate expense and other items, net	(4)	(3)	(1)	(7)	(12)	5
Adjusted EBITDA *	225	201	24	437	382	55
Depreciation and amortization	(69)	(79)	10	(140)	(155)	15
Restructuring	(20)	(11)	(9)	(26)	(41)	15
Interest expense, net	(15)	(14)	(1)	(30)	(26)	(4)
Other **	(7)	(3)	(4)	(21)	(64)	43
Income before income taxes	114	94	20	220	96	124
Income tax expense	27	31	4	64	62	(2)
Equity in earnings of affiliates	2	7	(5)	6	11	(5)
Net income	$89	$70	$19	$162	$45	$117

*	See discussion of non-GAAP financial measures below.

**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 16 to the consolidated financial statements in Item 1 of Part I for additional details.

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

LVD segment EBITDA of $76 and $139 in the second quarter and first six months of 2012 is up from $60 and $126 in the comparable periods of 2011. EBITDA margins of 10.3% of LVD sales during the second quarter of 2012 were higher than the 9.2% margin experienced in 2011, with six-month EBITDA as a percent of sales of 9.5% in 2012 and 2011. Higher sales volumes, the result of stronger market production levels, increased earnings by about $16 during the second quarter and $29 for the six month period ended June 30. Performance in the second quarter of 2012 as compared to the same period in 2011 was favorably impacted by material recovery and pricing adjustments which offset the effects of higher commodity and other costs. As compared to the first six months of 2011, higher commodity and other costs in this year’s first six months exceeded the benefits from material recovery and other pricing actions.

In the Power Technologies segment, second quarter and first half 2012 EBITDA of $37 and $77 were the same as in 2011 – a return of around 14% of sales in all periods. A warranty charge of $3 adversely impacted the second quarter of 2011. The benefit from higher current year sales volumes and lower warranty cost in this year’s second quarter were offset by adverse currency effects. For the six months ended June 30, 2012, lower warranty cost and the benefit from stronger sales levels were offset by adverse currency effects and higher commodity costs.

Commercial Vehicle segment EBITDA for the second quarter and first six months of 2012 was $57 and $118, an increase of $2 and $20 over the comparable 2011 periods. Second-quarter EBITDA as a percent of sales in 2012 was 11.1% compared with 9.4% in 2011, while six-month segment EBITDA as a percent of sales in 2012 was 11.1%, up from 9.3% in 2011. Lower overall production volume compared to 2011 reduced this segment’s profit in the second quarter by about $6. Material cost recoveries and other pricing actions of about $23 more than offset the comparative second quarter adverse effects from lower volume, lower aftermarket sales mix and increased commodity and other costs. For the comparative six-month periods ended June 30, overall stronger production levels in this segment’s established markets added about $4, with material cost recovery and pricing contributing about $40. Partially offsetting these increases to EBITDA were higher material commodity and other costs.

In our Off-Highway segment, second-quarter 2012 EBITDA of $56 was up $5 from the second quarter of 2011, improving EBITDA as a percent of sales to 13.1% in 2012 from 12.3% in 2011. Segment EBITDA of $105 for the first half of 2012 was up $13 from 2011, resulting in six-month EBITDA margins of 12.4% in 2012 and 11.7% in 2011. Improving market conditions in this business drove stronger sales volume which increased 2012 segment EBITDA by about $7 in the second quarter and by about $19 in the first half, while pricing actions added $4 and $5. Partially offsetting these improvements in earnings were reductions associated with currency effects and increased costs.

In the Structures segment, the year-over-year six-month profit improvement is primarily attributable to reduced costs associated with retained pension obligations.

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

The Revolving Facility was amended in February 2011 (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next seven to nine years and increased our financial flexibility by freeing up debt capacity for growth. See Note 10 to the consolidated financial statements in Item 1 of Part I for additional details.

During March 2011, we replaced our existing European receivables loan agreements and established a new five-year €75 ($95 at the June 30, 2012 exchange rate) receivables backed credit facility. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At June 30, 2012, we were in compliance with the debt covenants under our financing agreements.

Global liquidity — Our global liquidity at June 30, 2012 was as follows:

Cash and cash equivalents	$881
Less: Deposits supporting obligations	(25)
Available cash	856
Additional cash availability from lines of credit in the U.S. and Europe	488
Marketable securities	60
Total global liquidity	$1,404

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

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our June 30, 2012 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$207	$565	$772
Cash and cash equivalents held as deposits	2	23	25
Cash and cash equivalents held at less than wholly-owned subsidiaries		84	84
Consolidated cash balance	$209	$672	$881

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

At June 30, 2012, there was $95 of availability, but no borrowings, under our European trade receivable securitization program based on the effective borrowing base. At June 30, 2012, we had no borrowings under the New Revolving Facility but we had utilized $67 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $393 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $488 under these credit facilities.

In January 2012, we made a one-time contribution of $150 to the U.S. pension plans which we expect to be incremental to the estimated minimum required contributions for 2012. Through June 30, 2012, we had contributed an additional $26 to the U.S. pension plans.

Cash Flow

	Six Months Ended
	June 30,
	2012	2011
Cash used for changes in working capital	$(139)	$(172)
Other cash provided by operations	130	252
Net cash flows provided by (used in) operating activities	(9)	80
Net cash used in investing activities	(68)	(354)
Net cash provided by (used in) financing activities	36	(134)
Net decrease in cash and cash equivalents	$(41)	$(408)

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital, other cash provided by operations was $130 during the first half of 2012 compared with $252 during 2011. The year-over-year decrease in other cash provided by operations is attributable primarily to a $150 incremental, voluntary contribution that was made to our U.S. pension plans in January 2012. Excluding this one-time pension contribution, we would have had other cash provided by operations of $280, with the increase over the first half of 2011 being due primarily to an increased level of operating earnings partially offset by an increased use of cash for payment of income taxes.

Working capital used cash of $139 in the first half of 2012 and $172 in 2011. Higher sales levels in the first half of 2012 as compared to 2011 resulted in increased levels of receivables and inventory. Cash of $146 was used in 2012 to finance increased receivables and $300 was used in the first half of 2011. We also used cash of $97 and $83 to fund higher inventory levels in the first half of 2012 and 2011. Partially offsetting the cash use for higher receivables and inventory in both the first half of 2012 and 2011 was cash provided by increases in accounts payable and other net liabilities of $104 in 2012 and $211 in 2011.

Investing activities — Expenditures for property, plant and equipment in the first half of 2012 and 2011 were $71. In the first half of 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC and $13 to acquire the axle drive head and final assembly business of Axles India. The sale of the Structural Products business provided $15 of additional proceeds in 2011 under the earn-out and other provisions of the sale agreement.

Financing activities — We used cash of $867 in the first half of 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750 and used $25 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. During the first half of 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. Dividends of $15 were paid to preferred stockholders in 2012 and 2011. Dividend payments to common stockholders began in 2012 and total $15 through June 30.

Contractual Obligations

Preferred dividends accrued but not paid were $8 at both June 30, 2012 and December 31, 2011.

There have been no material changes at June 30, 2012 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2011 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 12 to the consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates as discussed in Note 1 to the consolidated financial statements in Item 8 of our 2011 Form 10-K and Item 1 of Part I of this Form 10-Q.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Note 12 to the consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the quarter ended June 30, 2012. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
4/1/12 - 4/30/12	64,578	$14.49	-	-
5/1/12 - 5/31/12	202	$14.36	-	-
6/1/12 - 6/30/12	8	$14.13	-	-

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: July 26, 2012	By:	/s/ William G. Quigley III
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

