Form 10-Q
period 2012-09-30
DANA HOLDING CORP
filed 2012-10-26
CIK 26780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

There were 148,098,928 shares of the registrant’s common stock outstanding at October 12, 2012.

DANA HOLDING CORPORATION – FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation

Consolidated Statement of Operations (Unaudited)

(In millions except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,715	$1,940	$5,615	$5,649
Costs and expenses
Cost of sales	1,477	1,706	4,838	4,967
Selling, general and administrative expenses	99	111	322	316
Amortization of intangibles	18	20	56	58
Restructuring charges, net	6	22	30	60
Other income, net	2	79	9	51
Income from continuing operations before interest expense and income taxes	117	160	378	299
Interest expense	22	20	63	59
Income from continuing operations before income taxes	95	140	315	240
Income tax expense	33	30	97	93
Equity in earnings of affiliates	(2)	6	4	17
Income from continuing operations	60	116	222	164
Loss from discontinued operations		(4)		(7)
Net income	60	112	222	157
Less: Noncontrolling interests net income	4	2	10	9
Net income attributable to the parent company	56	110	212	148
Preferred stock dividend requirements	8	8	23	23
Net income available to common stockholders	$48	$102	$189	$125

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.32	$0.72	$1.28	$0.90
Loss from discontinued operations	$-	$(0.03)	$-	$(0.05)
Net income	$0.32	$0.69	$1.28	$0.85

Diluted:
Income from continuing operations	$0.26	$0.53	$0.99	$0.72
Loss from discontinued operations	$-	$(0.02)	$-	$(0.03)
Net income	$0.26	$0.51	$0.99	$0.69

Weighted-average common shares outstanding
Basic	148.1	147.1	147.8	146.3
Diluted	214.5	214.6	214.7	215.3

Dividends declared per common share	$0.05	$-	$0.15	$-

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$60	$112	$222	$157
Less: Noncontrolling interests net income	4	2	10	9
Net income attributable to the parent company	56	110	212	148

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	25	(158)	(10)	(75)
Reclassification to net gain of divestiture's cumulative translation adjustment		(1)		(1)
Unrealized hedging gains and losses:
Holding gains and losses (net of tax of $1 and $3 for the three and nine months 2012)	3	(13)	5	(12)
Reclassification to net income	1		7
Unrealized investment and other gains and losses:
Holding gains and losses		(6)	1	(6)
Defined benefit plans:
Plan amendments	(6)		(6)
Net actuarial loss			(1)
Amortization of net actuarial losses included in net periodic benefit cost	4	5	11	15
Settlement loss				5
Other comprehensive income (loss) attributable to the parent company	27	(173)	7	(74)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	2	(2)	2	(1)
Other comprehensive income (loss) attributable to noncontrolling interests	2	(2)	2	(1)

Total comprehensive income (loss) attributable to the parent company	83	(63)	219	74
Total comprehensive income attributable to noncontrolling interests	6		12	8
Total comprehensive income (loss)	$89	$(63)	$231	$82

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Balance Sheet (Unaudited)

(In millions except share and per share amounts)

	September 30,	December 31,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$940	$931
Marketable securities	64	56
Accounts receivable
Trade, less allowance for doubtful accounts of $10 in 2012 and $8 in 2011	969	979
Other	194	193
Inventories
Raw materials	432	388
Work in process and finished goods	438	396
Other current assets	132	106
Total current assets	3,169	3,049
Goodwill	99	100
Intangibles	341	400
Other noncurrent assets	264	273
Investments in affiliates	203	198
Property, plant and equipment, net	1,236	1,285
Total assets	$5,312	$5,305

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$123	$71
Accounts payable	902	942
Accrued payroll and employee benefits	163	150
Accrued restructuring costs	40	33
Taxes on income	82	46
Other accrued liabilities	219	251
Total current liabilities	1,529	1,493
Long-term debt	813	831
Pension and postretirement obligations	557	762
Other noncurrent liabilities	386	381
Total liabilities	3,285	3,467
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 shares outstanding	511	511
Common stock, $0.01 par value, 450,000,000 shares authorized, 148,098,278 and 147,319,438 outstanding	1	1
Additional paid-in capital	2,656	2,643
Accumulated deficit	(834)	(1,001)
Treasury stock, at cost (714,021 and 645,734 shares)	(10)	(9)
Accumulated other comprehensive loss	(643)	(650)
Total parent company stockholders' equity	1,923	1,737
Noncontrolling equity	104	101
Total equity	2,027	1,838
Total liabilities and equity	$5,312	$5,305

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows – operating activities
Net income	$222	$157
Depreciation	142	163
Amortization of intangibles	66	68
Amortization of deferred financing charges and original issue discount	4	5
Loss on extinguishment of debt		53
Gain on sale of equity investments		(60)
Unremitted earnings of affiliates	(1)	(15)
Stock compensation expense	14	9
Deferred income taxes	(9)	3
Pension contributions in excess of expense	(204)	(4)
Change in working capital	(116)	(183)
Other, net	3	(10)
Net cash flows provided by operating activities	121	186

Cash flows – investing activities
Purchases of property, plant and equipment	(113)	(127)
Acquisition of businesses	(7)	(163)
Payments to acquire interest in equity affiliate		(124)
Proceeds from sale of equity investments		136
Proceeds from sale of business	7	15
Other	(1)	6
Net cash flows used in investing activities	(114)	(257)

Cash flows – financing activities
Net change in short-term debt	26	25
Proceeds from long-term debt	40	764
Repayment of long-term debt	(14)	(879)
Deferred financing payments		(26)
Dividends paid to preferred stockholders	(23)	(23)
Dividends paid to common stockholders	(22)
Dividends paid to noncontrolling interests	(9)	(5)
Other	(1)	8
Net cash flows used in financing activities	(3)	(136)

Net increase (decrease) in cash and cash equivalents	4	(207)
Cash and cash equivalents – beginning of period	931	1,090
Effect of exchange rate changes on cash balances	5	(32)
Cash and cash equivalents – end of period	$940	$851

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Discontinued Operations

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Earnings per Share

7.	Stock Compensation

8.	Pension and Postretirement Benefit Plans

9.	Stockholders’ Equity

10.	Marketable Securities

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income, Net

17.	Segments

18.	Equity Affiliates

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

Discontinued operations — We classify a business component that has been disposed of or classified as held for sale as discontinued operations if the cash flows of the component have been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the income statement. See Note 3 for additional information regarding our discontinued operations.

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

Recently issued accounting pronouncements

In July 2012, the FASB issued guidance to provide an option in a company’s annual indefinite-lived intangible asset impairment test to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an asset is impaired. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The changes are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect adoption of this guidance to impact our financial condition or results of operations.

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

Note 2. Acquisitions and Divestitures

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. In accordance with the agreement, SIFCO has provided selected assets and assistance to Dana to establish assembly capabilities for these systems. We are responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America.

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

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture in 2011 and are accounting for our investment under the equity method. Both Dana and Bosch Rexroth contributed an additional $1 million to the venture in the third quarter of 2012.

Fallbrook — On September 10, 2012, we entered into a strategic alliance with Fallbrook Technologies Inc. (Fallbrook). Among the agreements executed is an exclusive license agreement allowing Dana to engineer, produce and sell transmission components and other advanced powertrain solutions with Fallbrook’s continuously variable planetary (CVP) technology for passenger and certain off-highway vehicles in the end markets Dana serves. The exclusive license agreement, along with an engineering services agreement and key engineers hired from Fallbrook, provide Dana with intellectual property, processes, techniques, technical data, training, designs and drawings related to the development, application, use, manufacture and production of the CVP technology. The transaction with Fallbrook is being accounted for as a business combination.

Dana will pay Fallbrook $15 under the exclusive license agreement for the markets currently licensed to Dana; $7 was paid at closing and the remaining $8 will be paid over the six month period following closing. The aggregate fair value of the assets acquired of $15 has been allocated to intangible assets used in research and development activities which are initially classified as indefinite-lived. The purchase price allocation is based on preliminary valuation estimates and subject to adjustment as the valuations are finalized. The consideration to be paid to Fallbrook is subject to an adjustment if rights to additional specified markets are exclusively licensed to Dana and Dana accepts such licensed rights within the twelve month period following closing.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in the third quarter of 2011 in connection with the divestitures and included in other income, net.

Divestiture of Structural Products business — In December 2009, we signed an agreement to sell substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). The agreement excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract. The activities related to that customer contract, which precluded presentation of the divested business as discontinued operations, concluded in August 2012. Accordingly, the Structural Products business, including the activities of the Longview facility, is now presented as discontinued operations in the accompanying financial statements. See Note 3 for additional information related to our discontinued operations.

We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. Approximately $12 remains as a receivable with a corresponding amount held in escrow. The funds held in escrow were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent in September 2011 seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. We are evaluating the claims and do not presently believe that any obligation to indemnify the buyer will be material.

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

Other — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds to be received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $37 in 2012 through the date of the disposition.

Note 3. Discontinued Operations

In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. The agreement excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract. The customer contract was satisfied and operations concluded in August 2012. As a result of the cessation of all operations, the former Structural Products business is now presented as discontinued operations in the accompanying financial statements.

The results of the discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$8	$12	$34	$36
Cost of sales	7	13	30	37
Restructuring expense	1	2	3	5
Other expense, net		2	1	3
Pre-tax loss	-	(5)	-	(9)
Income tax benefit		1		2
Loss from discontinued operations	$-	$(4)	$-	$(7)

The carrying value of the Longview facility and a previously closed plant in Canada approximated $11 at September 30, 2012. The other assets and liabilities related to the discontinued operations at that date were not material.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

	Weighted	September 30, 2012			December 31, 2011
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable intangible assets
Core technology	7	$92	$(66)	$26	$92	$(55)	$37
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	535	(303)	232	545	(250)	295
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		15		15
		$711	$(370)	$341	$706	$(306)	$400

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2012 were as follows: Light Vehicle Driveline (LVD) — $22, Power Technologies — $30, Commercial Vehicle — $196 and Off-Highway — $93.

Amortization expense related to amortizable intangible assets —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Charged to cost of sales	$4	$3	$10	$10
Charged to amortization of intangibles	18	20	56	58
Total amortization	$22	$23	$66	$68

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2012 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

`	Remainder
	of 2012	2013	2014	2015	2016

Amortization expense	$22	$87	$50	$23	$21

Note 5. Restructuring of Operations

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

During the third quarter of 2012, we implemented certain cost reduction programs, including a headcount reduction program at certain of our South American manufacturing operations and the realignment of certain of our North American regional operations. Total restructuring expense in the third quarter of 2012 to recognize these costs as well as costs associated with previously announced initiatives, including $1 of costs associated with discontinued operations, was $7 and included $4 of severance and related benefit costs, $2 of exit costs and $1 of accelerated depreciation/impairment cost.

During the first and second quarters of 2012, we implemented and recognized the costs of specific headcount reduction initiatives, primarily associated with certain of our South American operations. Additionally, as planned, we exited our Commercial Vehicle facility in Kalamazoo, Michigan in June 2012 and recognized the fair value of the associated lease continuation obligation. Total restructuring expense in the first nine months of 2012 to recognize the costs of these actions as well as costs associated with other previously announced initiatives, including $3 of costs associated with discontinued operations, was $33 and included $15 of severance and related benefits costs, $16 of exit costs and $2 of accelerated depreciation/impairment cost.

During the first quarter of 2011, we reached an agreement with the lessor to settle the lease associated with our LVD facility in Yennora, Australia. Under the terms of the agreement, we recognized $20 of lease termination costs. Additionally, we approved the realignment of several manufacturing operations, including the closure of our LVD manufacturing facility in Marion, Indiana. During the second quarter of 2011, we incurred pension settlement costs associated with the previously announced closure of certain of our Canadian operations (see Note 8). Including $2 of costs associated with discontinued operations, restructuring expense of $24 during the third quarter of 2011 was primarily attributable to costs associated with the planned closure of certain U.S. plants and work force reductions in certain corporate and functional areas in North America. Costs associated with these programs and with previously announced initiatives, including $5 of costs associated with discontinued operations, were $65 during the first nine months of 2011, including $23 of severance and related benefit costs, $40 of exit costs and $2 of accelerated depreciation/impairment cost.

Restructuring charges and related payments and adjustments —

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at June 30, 2012	$29	$-	$13	$42
Activity during the period:
Charges to restructuring	4		2	6
Discontinued operations charges		1		1
Non-cash write-off		(1)		(1)
Cash payments	(6)		(2)	(8)
Balance at September 30, 2012	$27	$-	$13	$40

Balance at December 31, 2011	$30	$-	$3	$33
Activity during the period:
Charges to restructuring	16		15	31
Adjustments of accruals	(1)			(1)
Discontinued operations charges		2	1	3
Non-cash write-off		(2)		(2)
Cash payments	(18)		(6)	(24)
Balance at September 30, 2012	$27	$-	$13	$40

At September 30, 2012, the accrued employee termination benefits relate to the reduction of approximately 900 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $14 in the fourth quarter of 2012 and $26 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2012	2012	to Date	Complete
LVD	$23	$5	$28	$11
Power Technologies	12	1	13	4
Commercial Vehicle	22	22	44	10
Off-Highway	8		8	2
Corporate	6	2	8
Discontinued operations	2	3	5	3
Total	$73	$33	$106	$30

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income from continuing operations	$60	$116	$222	$164
Less: Noncontrolling interests	4	2	10	9
Less: Preferred stock dividend requirements	8	8	23	23
Income from continuing operations available to common stockholders - Numerator basic	48	106	189	132
Preferred stock dividend requirements	8	8	23	23
Numerator diluted	$56	$114	$212	$155

Net income available to common stockholders - Numerator basic	$48	$102	$189	$125
Preferred stock dividend requirements	8	8	23	23
Numerator diluted	$56	$110	$212	$148

Weighted-average number of shares outstanding - Denominator basic	148.1	147.1	147.8	146.3
Employee compensation-related shares, including stock options	1.7	2.8	2.2	3.5
Conversion of preferred stock	64.7	64.7	64.7	65.5
Denominator diluted	214.5	214.6	214.7	215.3

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.6 million and 0.5 million CSEs from the calculations of diluted earnings per share for the quarters ended September 30, 2012 and 2011 and 1.1 million and 0.5 million CSEs from the calculations of diluted earnings per share for the nine months ended September 30, 2012 and 2011 as the effect of including them would have been anti-dilutive.

Note 7. Stock Compensation

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

The Compensation Committee of our Board of Directors approved the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) shown in the table below during the first nine months of 2012.

		Weighted-average Per Share
	Granted	Exercise	Grant Date
	(In millions)	Price	Fair Value
Stock options	0.7	$15.99	$7.91
SARs	0.2	$15.85	$7.84
RSUs	0.6		$15.86
PSUs	0.1		$16.00

Stock options and SARs related to 0.8 million shares were exercised and 0.1 million shares were forfeited in 2012. We received $1 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and RSUs during 2012. We also issued 0.2 million in RSUs based on vesting.

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

We recognized stock compensation expense of $4 and $1 during the third quarter of 2012 and 2011 and $14 and $9 during the respective nine-month periods. At September 30, 2012, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest was $19. This cost is expected to be recognized over a weighted-average period of 1.8 years.

Note 8. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2012		2011		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Interest cost	$21	$3	$23	$3	$1	$1
Expected return on plan assets	(28)		(26)
Service cost		1		1
Amortization of net actuarial loss	4		5

Net periodic (benefit) cost	$(3)	$4	$2	$4	$1	$1

Nine Months Ended September 30,
Interest cost	$64	$9	$69	$10	$4	$5
Expected return on plan assets	(84)	(1)	(78)	(2)
Service cost		3		4
Amortization of net actuarial loss	11		15
Settlement loss				5
Net periodic (benefit) cost	$(9)	$11	$6	$17	$4	$5

In January 2012, we made a voluntary contribution of $150 to the U.S. pension plans. Through the end of September 2012, we have contributed an additional $48 to the U.S. pension plans.

In January 2012, in accordance with our policy, we changed the amortization period related to deferred losses in accumulated other comprehensive income (AOCI) from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive.

During the third quarter of 2012, we recorded a $6 charge to other comprehensive income (OCI) for the prior service cost of a plan amendment resulting from a change in the Venezuelan labor code. The prior service cost will be amortized as a component of net periodic pension cost over the future service periods of active participants.

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

Note 9. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends of $8 were accrued at September 30, 2012 and December 31, 2011.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in each of the first three quarters of 2012. Aggregate 2012 declared and paid dividends total $22. Dividends accrue on RSUs granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

Changes in equity —

	2012			2011
		Attributable			Attributable
		to Non-			to Non-
	Attributable	controlling	Total	Attributable	controlling	Total
Three Months Ended September 30,	to Parent	Interests	Equity	to Parent	Interests	Equity

Balance, June 30	$1,851	$99	$1,950	$1,821	$104	$1,925
Total comprehensive income (loss)	83	6	89	(63)		(63)
Preferred stock dividends	(8)		(8)	(8)		(8)
Common stock dividends	(7)		(7)
Dividends attributable to noncontrolling interests		(1)	(1)		(2)	(2)
Stock compensation	4		4	4		4
Ending Balance, September 30	$1,923	$104	$2,027	$1,754	$102	$1,856

Nine Months Ended September 30,
Balance, December 31	$1,737	$101	$1,838	$1,687	$99	$1,786
Total comprehensive income	219	12	231	74	8	82
Preferred stock dividends	(23)		(23)	(23)		(23)
Common stock dividends	(22)		(22)
Dividends attributable to noncontrolling interests		(9)	(9)		(5)	(5)
Stock compensation	13		13	19		19
Stock withheld for employee taxes	(1)		(1)	(3)		(3)
Ending Balance, September 30	$1,923	$104	$2,027	$1,754	$102	$1,856

Note 10. Marketable Securities

	September 30, 2012			December 31, 2011
		Unrealized	Fair		Fair
	Cost	Gains	Value	Cost	Value
U.S. government securities	$10	$-	$10	$10	$10
Corporate securities	12		12	8	8
Certificates of deposit	18		18	13	13
Other	23	1	24	25	25
Total marketable securities	$63	$1	$64	$56	$56

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $22, $13 and $4 at September 30, 2012.

Proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities in the three and nine months ended September 30 were zero and $1 in 2012 and $19 and $26 in 2011. The related gains and losses realized on this activity were not significant.

Note 11. Financing Agreements

Senior notes — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our term facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. At September 30, 2012, we had $750 principal amount of Senior Notes outstanding. The weighted-average interest rate on the Senior Notes was 6.62%. Interest on the notes is payable semi-annually on February 15 and August 15.

Revolving facility — We maintain a revolving credit agreement from lenders permitting aggregate borrowings of up to $500. The revolving credit agreement bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement. Commitment fees are applied based on the average daily unused portion of the available amounts under the facility. If the average daily use is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum. Up to $300 of the facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the facility and a per annum fronting fee of 0.25%, payable quarterly. There were no borrowings under the facility at September 30, 2012 but we had utilized $66 for letters of credit. Based on our borrowing base collateral of $393, we had potential availability at September 30, 2012 under the revolving facility of $327 after deducting the outstanding letters of credit. The facility expires in February 2016.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility which permits borrowings of up to €75 ($96 at the September 30, 2012 exchange rate). Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. As of September 30, 2012, we had potential availability of $91 based on the effective borrowing base. Advances under the program will bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). All advances are to be repaid in full by March 2016. We pay a fee on any unused amount of the program, in addition to other customary fees. At September 30, 2012, we had no borrowings under this program.

Debt covenants — At September 30, 2012, we were in compliance with the covenants of our debt agreements. Under the revolving facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$126	$-	$-	$126
Marketable securities - current asset	64	36	28
Currency forward contracts - current asset	6		6
Currency forward contracts - current liability	2		2

December 31, 2011
Notes receivable - noncurrent asset	$116	$-	$-	$116
Marketable securities - current asset	56	33	23
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	16		16

Fair value of Senior Notes and other indebtedness – The fair value of our Senior Notes is estimated based upon a market approach (Level 2) and was $805 and $765 at September 30, 2012 and December 31, 2011. The fair value of our other indebtedness is based upon an income approach (Level 2) and was $116 and $103 at September 30, 2012 and December 31, 2011.

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts as of September 30, 2012 and December 31, 2011 were $233 and $213 comprised of currency forward contracts involving the exchange of various currencies.

The following currency forward contracts were outstanding at September 30, 2012 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
		Designated as
		Cash Flow
Functional Currency	Traded Currency	Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$97	$-	$97	Sep-13
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen, British pound	43	1	44	Sep-13
British pound	U.S. dollar, Euro	44	1	45	Sep-13
Swedish krona	Euro	12	7	19	Sep-13
Australian dollar	U.S. dollar	8	4	12	Sep-13
Indian rupee	U.S. dollar, British
	pound, Euro		16	16	Jul-13
Total forward contracts		$204	$29	$233

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

Amounts to be reclassified to earnings — Deferred gains of $2 at September 30, 2012, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2012 market rates. Deferred losses at December 31, 2011 were $13, of which $1 and $7 have been reclassified from AOCI to earnings in the three and nine months ended September 30, 2012. The remainder of the change in the amounts deferred in AOCI is primarily attributable to the fluctuation of the U.S. dollar against the Mexican peso during 2012.

Changes in Level 3 recurring fair value measurements —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Notes receivable	2012	2011	2012	2011
Beginning of period	$122	$109	$116	$103
Accretion of value (interest income)	4	3	11	9
Unrealized loss (OCI)		(2)		(2)
Other			(1)
End of period	$126	$110	$126	$110

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

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at September 30, 2012 versus 26,000 such claims at December 31, 2011. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $80 for indemnity and defense costs for settled, pending and future claims at September 30, 2012, compared to $89 at December 31, 2011. We use a fifteen-year time horizon for our estimate of this liability.

At September 30, 2012, we had recorded $51 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $53 recorded at December 31, 2011. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

During the second quarter of 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery. As a result, other income includes a $6 credit for this recovery of past outlays related to asbestos claims.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2012 and December 31, 2011, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $12 at September 30, 2012 and $13 at December 31, 2011. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $2 at both dates.

Bankruptcy claims resolution — Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date). On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified and emerged from Chapter 11. The last of the common shares reserved for holders of allowed unsecured nonpriority claims were distributed during the third quarter of 2011. On February 16, 2012, a final decree was issued and the bankruptcy case was closed.

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

Changes in warranty liabilities —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$77	$92	$72	$85
Amounts accrued for current period sales	3	8	18	33
Adjustments of prior accrual estimates	1	(3)	4	(2)
Settlements of warranty claims	(9)	(8)	(22)	(31)
Currency impact	1	(5)	1	(1)
Balance, end of period	$73	$84	$73	$84

We have been notified of an alleged quality issue at a foreign subsidiary of Dana that produced engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

On July 27, 2012, Ford Motor Company filed a complaint alleging quality issues relating to products supplied by the former Structural Products business at Dana Canada Corporation. The Dana Canada facility was closed in 2008 and Dana Holding Corporation divested substantially all of the Structural Products business in 2010. Based on the information currently available to us, we do not believe this matter will result in a material liability to Dana.

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

We reported income tax expense related to our continuing operations of $33 and $30 for the quarters ended September 30, 2012 and 2011 and $97 and $93 for the respective nine-month periods. The income tax rate for the quarter ended September 30, 2012 approximates the U.S. federal statutory rate of 35%. The effective rates for the other periods vary from the 35% rate due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. We analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $2 and $1 for the quarters ended September 30, 2012 and 2011 and $6 and $1 for the respective nine-month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested.

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

Note 16. Other Income, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income	$6	$7	$17	$20
Foreign exchange gain (loss)	(2)	12	(12)	10
Loss on extinguishment of debt				(53)
Gain on sale of equity investments		60		60
Strategic transaction expenses	(4)	(1)	(8)	(3)
Impairment of long-lived assets		(5)	(2)	(5)
Other	2	6	14	22
Other income, net	$2	$79	$9	$51

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

Note 17. Segments

The components that management establishes for purposes of making decisions about an enterprise’s operating matters are referred to as “operating segments.” We manage our operations globally through four operating segments: Light Vehicle Driveline, Commercial Vehicle, Off-Highway and Power Technologies.

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

Segment information —

	2012			2011
		Inter-			Inter-
Three Months Ended	External	Segment	Segment	External	Segment	Segment
September 30,	Sales	Sales	EBITDA	Sales	Sales	EBITDA
LVD	$659	$46	$68	$689	$50	$74
Power Technologies	242	6	29	256	7	31
Commercial Vehicle	471	34	45	611	34	61
Off-Highway	343	12	48	385	15	42
Eliminations and other		(98)		(1)	(106)
Total	$1,715	$-	$190	$1,940	$-	$208

Nine Months Ended
September 30,
LVD	$2,121	$148	$207	$2,016	$159	$200
Power Technologies	772	17	106	792	21	108
Commercial Vehicle	1,535	106	163	1,669	93	159
Off-Highway	1,187	44	153	1,172	46	134
Eliminations and other		(315)			(319)
Total	$5,615	$-	$629	$5,649	$-	$601

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Segment EBITDA	$190	$208	$629	$601
Corporate expense and other items, net	(1)	(8)	(8)	(20)
Expenses previously allocated to Structures		(1)		(1)
Depreciation	(46)	(51)	(140)	(159)
Amortization of intangibles	(22)	(23)	(66)	(68)
Restructuring	(6)	(22)	(30)	(60)
Loss on extinguishment of debt				(53)
Gain on sale of equity investment		60		60
Strategic transaction and other expenses	(4)	(4)	(8)	(9)
Impairment and loss on sale of assets		(5)	(6)	(6)
Stock compensation expense	(3)	(1)	(12)	(5)
Foreign exchange on intercompany loans and market value adjustments on forwards	3		2	(1)
Interest expense	(22)	(20)	(63)	(59)
Interest income	6	7	17	20
Income from continuing operations before
income taxes	95	140	315	240
Income tax expense	33	30	97	93
Equity in earnings of affiliates	(2)	6	4	17
Income from continuing operations	60	116	222	164
Loss from discontinued operations		(4)		(7)
Net income	$60	$112	$222	$157

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2012 —

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$148
Bendix Spicer Foundation Brake, LLC	20%	32
Axles India Limited	48%	8
All others as a group	Various	13
Investments in equity affiliates		201
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$203

Summarized financial information for DDAC —

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales	$150	$217	$528	$719
Gross profit	$14	$28	$54	$72
Pre-tax income		$5	$9	$27
Net income		$5	$8	$24
Dana's equity earnings in affiliate	$(1)	$1	$1	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline (LVD), Commercial Vehicle and Off-Highway segments. Our fourth global segment – Power Products Technologies (Power Technologies) – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and broad geographic footprint which minimize our exposure to individual market and segment declines. At September 30, 2012, we employed approximately 24,500 people, operated in 27 countries and had 92 major manufacturing/distribution, engineering and office facilities around the world.

In the first nine months of 2012, 48% of our sales came from North American operations and 52% from operations throughout the rest of the world. Our sales by operating segment were LVD – 38%, Commercial Vehicle – 27%, Off-Highway – 21% and Power Technologies – 14%.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

During the past three years, we have significantly improved our financial condition — reducing debt, improving the profitability of customer programs and eliminating structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

While we intend to continue aggressively reducing cost and streamlining our business operations, our future strategy includes several growth initiatives directed at strengthening the competitiveness of our products through innovation and technology, geographic expansion, aftermarket opportunities and selective acquisitions.

Strengthening the competitiveness of our products — We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies. We have prioritized our focus on innovation around these core technologies because of the opportunities to create value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership. Our September 2012 strategic alliance with Fallbrook Technologies Inc. (Fallbrook) will enable us to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced driveline solutions for customers in certain of our end markets.

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

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, during the second quarter of 2011 a new hypoid gear manufacturing facility in India began production and we completed two transactions – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have experienced considerable success in the China off-highway and industrial markets and we believe there is considerable opportunity for future growth in these markets. Earlier this year, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region. In South America, our strategic agreement with SIFCO S.A. (SIFCO) completed in February 2011 makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting increased future aftermarket revenues as a percent of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the Fallbrook, SIFCO and AIL transactions that have a strategic fit with our existing businesses, particularly opportunities that would support the other growth initiatives discussed above and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

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

Acquisitions

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO has provided selected assets and assistance to Dana to establish assembly capabilities for these systems. We are responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines — including front and rear axles, driveshafts and suspension systems — in South America.

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

Dana Rexroth Transmission Systems — In October 2011, we formed a 50/50 joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture and are accounting for our investment under the equity method. Both Dana and Bosch Rexroth contributed an additional $1 to the venture in the third quarter of 2012.

Fallbrook — In September 2012, we entered into a strategic alliance with Fallbrook Technologies Inc. In connection with this transaction, we obtained an exclusive license to Fallbrook’s CVP technology, allowing Dana to engineer, produce and sell driveline products using this technology for passenger and certain off-highway vehicles in the end markets Dana serves. As part of this alliance, Fallbrook will also provide Dana with development and other support through an engineering services agreement, and several Fallbrook engineers are being hired by Dana. Under the exclusive license agreement, Dana will pay Fallbrook $15, with additional consideration being paid if the affected parties mutually agree on additional markets being exclusively licensed to Dana.

Divestitures

Divestiture of Structural Products business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa), the largest vehicle frame and structures supplier in Mexico. We had received cash proceeds of $134 by the end of 2011 and $12 remains in escrow pending resolution of claims presented by Metalsa. The Structural Products business that we retained generated sales of $48 in 2011 and $34 in 2012 through the August cessation date. Prior to the third quarter of 2012, Structural Products was reported as an operating segment of continuing operations. With the cessation of operations in this year’s third quarter, the activities relating to the Structural Products operation are now reported as discontinued operations.

Divestiture of Leisure and All-Terrain Business — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds to be received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $37 in 2012 through the date of the disposition.

Segments

We manage our operations globally through four operating segments. Our LVD and Power Technologies segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. The Commercial Vehicle segment supports the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supports OEMs of off-highway vehicles (primarily wheeled vehicles used in construction and agricultural applications).

Trends in Our Markets

Global Vehicle Production (Full Year)

		Actual
(Units in thousands)	Dana 2012 Outlook	2011	2010
North America
Light Vehicle (Total)	14,800 to 15,100	13,125	11,941
Light Truck (excl. CUV/Minivan)	3,600 to 3,700	3,625	3,520
Medium Truck (Classes 5-7)	175 to 180	167	116
Heavy Truck (Class 8)	265 to 275	255	152
Europe (including E. Europe)
Light Vehicle	18,800 to 19,000	20,089	19,094
Medium/Heavy Truck	400 to 420	430	325
South America
Light Vehicle	4,300 to 4,500	4,318	4,173
Medium/Heavy Truck	160 to 180	219	191
Asia-Pacific
Light Vehicle	41,000 to 42,000	36,803	37,046
Medium/Heavy Truck	1,450 to 1,550	1,575	1,714
Off-Highway – Global (year-over-year)
Agricultural Equipment	0 to +5%	+15 to +20%	+2 to +5%
Construction Equipment	0 to +5%	+20 to +25%	+20 to +25%

North America

Light vehicle markets — Gradually improving economic conditions during the past two years and the first nine months of 2012 have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles and greater availability of credit have also stimulated new vehicle demand. Nine-month production of around 11.5 million light vehicles is 19% higher than comparable 2011 production of 9.7 million vehicles. Third quarter 2012 light vehicle production levels were about 12% higher than the comparable 2011 period. The higher production occurred predominantly in the passenger car and crossover segments. In the light truck pickup, van and SUV segment where more of our programs are focused, third quarter 2012 production was 5% lower than the same period of last year while nine month 2012 production increased 3% from the comparable 2011 period. As compared to this year’s second quarter, light truck production was down 10%, with light truck pickup, van and SUV production being down 14%. The higher 2012 production levels are generally reflective of higher light vehicle unit sales which are about 14% higher in the first nine months of 2012 than in last year’s first nine months. The light truck pickup, van and SUV segment posted a sales increase of only 5% over the same period. U.S. days supply of total light vehicles at the end of September 2012 was around 59, unchanged from days supply at June 30, 2012 and up from 51 days at December 31, 2011. The increase in overall light vehicle inventory levels from the end of 2011 is driven primarily by activity in the light truck pickup, van and SUV segment. Inventory levels in this segment increased to around 84 days at the end of September 2012, down slightly from 86 days at the end of June 2012, but up considerably from 56 days at the end of 2011.

Despite the relatively robust market thus far in 2012, a number of economic indicators continue to create an element of uncertainty over near-term vehicle sales and production. Unemployment levels have not decreased markedly and fuel prices continue to be volatile. An improved financing environment and signs that the housing sector may have bottomed out are positive developments. Adverse economic developments in other parts of the world have added a further element of uncertainty, impacting consumer confidence within the North American markets. Although the current economic environment continues to pose some risk and uncertainty to the sustainability of near-term vehicle production levels, on balance, we are expecting continued strengthening in North America for the remainder of 2012. Our current outlook for full year light vehicle production is 14.8 to 15.1 million units, up from our July 2012 guidance of 14.0 to 14.5 million units. At our current outlook, total light vehicle production will be up about 13 to 15% over 2011. The improved outlook is principally in the passenger car and cross-over vehicle segments. Our outlook for full year light truck pickup, van and SUV segment production is substantially unchanged from July 2012 – with production in this segment still expected to be comparable with 2011.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has steadily increased over the past two years and into the first nine months of 2012. However, the pace of improvement in these markets in 2012 has been tempered by slower than expected improvement in economic conditions, which has led to lower new vehicle order levels. Heavy-duty Class 8 truck production of about 65,000 units in this year’s third quarter is down about 5% from unit production of approximately 68,000 vehicles in the same period in 2011 and 17% when compared to this year’s second quarter production of 78,000 units. For the comparable nine-month periods, 2012 production is up about 23%. In the medium-duty Classes 5-7 segment, year-over-year third quarter production was up about 2%, with this year’s third quarter production about 15% lower than this year’s second quarter. For the nine-month period of 2012, medium-duty production levels were around 12% higher than last year.

With the mixed and uncertain outlook surrounding the global economy, order levels for Class 8 trucks in the third quarter of 2012 have been relatively weak, leading to reductions in planned production levels by OEMs in this market. We have further reduced the range on our full year 2012 Class 8 production outlook range to 265,000 to 275,000 units from our July outlook of 270,000 to 280,000 units. As revised, this market is now expected to be up about 4 to 8% from last year. Our full year outlook for medium-duty Classes 5-7 production is substantially unchanged from July and expected to come in around 175,000 to 180,000 units, an increase of 5 to 8%.

Markets Outside of North America

Light vehicle markets — Europe production levels were tempered in 2011 by softness brought on in part by sovereign debt concerns, and a challenging economic environment continues to pose considerable uncertainty. Nine-month 2012 production of light vehicles in Europe was down about 5% from the corresponding period of 2011. We expect the tough economic environment to persist through the remainder of 2012, resulting in full year production levels being down from 2011. After increasing the past two years, South American production levels have weakened in 2012, with vehicle production for the first nine months of 2012 being down about 3% from the corresponding period of last year. At present, we expect full year 2012 production levels to be comparable to that of 2011. Asia Pacific production levels in 2011 were adversely impacted by the effects of natural disasters in Japan and Thailand. Production levels began rebounding in late 2011 and have continued to improve in 2012, with nine-month 2012 production up about 13% from last year. We expect year-over-year production to continue rebounding throughout 2012 with full year production coming in around 11 to 14% higher than 2011.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. After being up more than 30% in 2011, following a production increase of about 59% the previous year, Europe medium/heavy truck production in this year’s first nine months is down about 11% from the same period of 2011 – in line with our outlook for the full year. South American production also increased significantly the past two years, up about 15% in 2011 and 45% in 2010. The combination of a pull back in purchases caused by engine emissions changes in Brazil and some overall economic weakness has caused 2012 production levels to decline significantly. Third quarter 2012 production rebounded some, coming in about 13% higher than the first two quarters of this year. Compared with last year, third quarter 2012 production is 13% lower, with nine-month production being down more than 20% from those same periods in 2011. With expected fourth quarter production that is comparable to the third quarter, our full year 2012 outlook is in line with July expectation at a level that is 18 to 27% lower than 2011. Asia Pacific production in 2011 declined about 5% as a consequence of the natural disasters disrupting 2011 production, after being up more than 50% the previous year. Although first-half 2012 production rebounded some from the second half of 2011, the effects of overall weaker global economic conditions have similarly impacted this market, with year-over-year third quarter production being down from 2011. We expect the sluggish economic conditions to continue through the remainder of the year, resulting in a full year Asia Pacific production outlook that is unchanged from July coming in below 2011.

Off-Highway Markets

Our off-highway business has a large presence outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the European and North American construction and agricultural equipment segments — both of which experienced increased demand in 2010 and 2011. Our full-year outlook is slightly changed from July, with agriculture and construction markets now expected to be flat to up 5% over last year.

Sales, Earnings and Cash Flow Outlook

	2012
	Outlook	2011	2010
Sales	$7,200 - $7,300	$7,592	$6,109

Adjusted EBITDA *	$780 - $800	$765	$553

Free Cash Flow **	>$200***	$174	$242

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

Our 2012 sales have been adversely impacted by weaker international exchange rates and softening demand levels, principally in the Europe region and in South and North America medium/heavy truck markets. While the South America commercial vehicle market has been weak all year, weakening in the North America market began mid-year. Particularly in light of a weaker second half 2012 commercial vehicle market we’re now expecting full-year 2012 sales to be $7,200 to $7,300, a reduction from our July outlook of $7,475 to $7,575. With the reduced sales, our Adjusted EBITDA for the year is now expected to be in the range of $780 to $800. However, we expect to maintain Adjusted EBITDA margins at around 11% as we respond quickly to the changing market conditions and benefit from restructuring, cost reduction and pricing actions.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales. With the lower sales levels, we’ve scaled back our capital spend expectation to $160 to $170, which compares to $196 in 2011. With the reduced level of capital spend, our full-year free cash flow outlook of more than $200 (before the incremental U.S. pension contribution of $150 made in January 2012) is unchanged from our previous outlook. In comparison to 2011, increased cash requirements for interest, taxes and pension fund contributions in 2012 are expected to consume some of the increased free cash flow attributable to higher profits and lower capital spending.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2012 versus 2011)

	Three Months Ended
	September 30,		Increase/
	2012	2011	(Decrease)
Net sales	$1,715	$1,940	$(225)
Cost of sales	1,477	1,706	(229)
Gross margin	238	234	4
Selling, general and administrative expenses	99	111	(12)
Amortization of intangibles	18	20	(2)
Restructuring charges, net	6	22	(16)
Other income, net	2	79	(77)
Income from continuing operations before interest expense and income taxes	$117	$160	$(43)

Income from continuing operations	$60	$116	$(56)

Loss from discontinued operations	$-	$(4)	$4

Net income attributable to the parent company	$56	$110	$(54)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended			Amount of Change Due To
	September 30,		Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$776	$842	$(66)	$(3)	$(5)	$(58)
Europe	460	504	(44)	(57)		13
South America	251	380	(129)	(44)		(85)
Asia Pacific	228	214	14	(16)		30
Total	$1,715	$1,940	$(225)	$(120)	$(5)	$(100)

Sales for the third quarter of 2012 decreased 12% compared to 2011. An overall weakening of several international currencies against the U.S. dollar was a major factor, reducing sales by $120. Organic change — the impact on sales attributable primarily to market volume, pricing and mix — reduced sales by $100, a decrease of 5% from 2011.

The decrease in third quarter 2012 sales in North America, adjusted for the effects of currency, totaled $63 — a decrease of about 7% on 2011 sales. The reduced sales are primarily attributable to lower OEM heavy truck production levels in 2012, lower aftermarket sales, and the run-off of certain light vehicle programs, which more than offset higher production levels in the light vehicle market.

Third quarter sales in Europe were negatively impacted by $57 from a weaker euro and other currencies as compared to the same period of 2011. Excluding currency effects, our third quarter 2012 sales in Europe were 3% higher than in 2011. New light vehicle customer programs and favorable customer mix more than offset the effects of lower light vehicle and medium/heavy vehicle production levels.

In South America, sales have been adversely impacted by the changeover in emissions regulations in Brazil which has resulted in significantly lower 2012 production levels. In combination with other economic pressures in South America, this has contributed to lower organic sales of $85, a decline of 22% from 2011. The organic sales growth of 14% in Asia Pacific primarily reflects the improving production levels in the region along with increased sales from new customer programs coming on stream in 2012.

Cost of sales and gross margin — Cost of sales decreased 13% from 2011, primarily due to currency effects and lower sales volumes. The larger decrease in cost of sales than in sales was principally due to a continued drive for manufacturing costs reductions, including benefits from completion of certain restructuring initiatives — contributing, in part, to cost of sales being 86.1% of sales in 2012 as compared to 87.9% of sales in 2011. The impact of higher material commodity prices in 2012 was substantially offset by the benefits of material cost savings actions. Cost reductions, increased material cost recovery and other pricing actions in 2012 more than offset the effects of lower sales volumes, resulting in improved gross margin of $238 (13.9% of sales) in 2012 versus $234 (12.1% of sales) in 2011.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $99 (5.8% of sales) as compared to $111 (5.7% of sales) in 2011. The reduced expense is primarily due to cost reduction actions commensurate with lower sales volumes.

Restructuring charges — Restructuring charges of $6 in 2012 included a charge of $3 for new actions taken in this year’s third quarter, principally for staffing reductions in Argentina and Canada. The remaining expenses in 2012 relate principally to previously initiated actions to further consolidate our manufacturing facilities and reduce administrative workforce levels. The restructuring costs in 2011 included costs associated with actions taken to close a number of facilities and staffing level reductions associated with organizational realignment.

Other income, net — Other income, net for the third quarter was $2 in 2012 and $79 in 2011. Other income in 2012 included net foreign exchange losses of $2 and interest income of $6, while in 2011 net foreign exchange gains were $12 and interest income was $7. Strategic transactions costs of $4 were incurred in this year’s third quarter, as compared to $1 in 2011. Third quarter 2011 results included a net gain of $60 recognized in connection with the sale of our GETRAG equity interests and an impairment charge of $5 that was recorded in connection with the sale of the axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets.

Interest expense — Interest expense was $22 for 2012 and $20 for 2011. The higher interest expense in 2012 is due to higher average debt levels and a higher average effective interest rate on outstanding debt. The average effective interest rate, inclusive of amortization of debt issuance costs, approximated 8.2% for 2012 as compared to 8.0% in 2011.

Income tax expense — Income tax expense was $33 and $30 for the third quarters of 2012 and 2011. The effective income tax rate in 2012 approximates the U.S. federal statutory rate of 35%. The effective rate of 21% in 2011 is primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Equity in earnings of affiliates — Equity in earnings of affiliates was a net loss of $2 in 2012 and net income of $6 in 2011. During the third quarter of 2011, our equity interests in certain GETRAG businesses contributed $3. These interests were sold in September 2011. Our equity in earnings of DDAC was down $2 from the comparable prior period in 2011 due to weakening demand in China’s commercial vehicle market. Dana Rexroth Transmission Systems was formed during the fourth quarter of 2011. Dana’s share of losses was $2 during the third quarter of 2012 as the venture continues its product development efforts.

Summary Consolidated Results of Operations (Year-to-Date, 2012 versus 2011)

	Nine Months Ended
	September 30,		Increase/
	2012	2011	(Decrease)
Net sales	$5,615	$5,649	$(34)
Cost of sales	4,838	4,967	(129)
Gross margin	777	682	95
Selling, general and administrative expenses	322	316	6
Amortization of intangibles	56	58	(2)
Restructuring charges, net	30	60	(30)
Other income, net	9	51	(42)
Income from continuing operations before interest expense and income taxes	$378	$299	$79

Income from continuing operations	$222	$164	$58

Loss from discontinued operations	$-	$(7)	$7

Net income attributable to the parent company	$212	$148	$64

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended			Amount of Change Due To
	September 30,		Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$2,685	$2,460	$225	$(13)	$(5)	$243
Europe	1,562	1,586	(24)	(151)		127
South America	700	1,011	(311)	(86)	11	(236)
Asia Pacific	668	592	76	(31)	18	89
Total	$5,615	$5,649	$(34)	$(281)	$24	$223

Sales for the first nine months of 2012 were down slightly from the corresponding nine-month period of 2011. The overall weakening of several international currencies against the U.S. dollar reduced sales by $281, while the net impact of acquisitions and divestitures added $24. The organic change — the impact on sales attributable primarily to market volume, pricing and mix — provided an increase of 4% over 2011.

The increase in sales in North America during 2012, adjusted for the effects of currency, totaled $238 — a 10% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light vehicle production levels were 19% higher in 2012 while medium/heavy truck production was up 18%. In the off-highway sector, organic sales increased 5%, primarily due to stronger 2012 demand levels. Partially offsetting the overall market volume increases was the scheduled run-off of certain light vehicle programs.

Excluding currency effects, our nine-month 2012 sales in Europe were 8% higher than in 2011. A significant portion of our business in Europe is in the off-highway markets where increased demand levels contributed to higher organic sales of around 11%. Our other businesses in Europe experienced a net organic increase of about 5%, primarily due to new LVD programs and favorable customer mix which more than offset the effects of lower light vehicle and medium/heavy truck production levels.

In South America, sales benefited by $11 from the strategic agreement with SIFCO completed in February 2011. Exclusive of this and currency effects, 2012 nine-month sales in South America were down 23% versus 2011, primarily as a result of medium/heavy vehicle production levels being down more than 20% and light vehicle production being 3% lower. The AIL acquisition in the second quarter of 2011 contributed $18 of the Asia Pacific sales increase. The organic sales growth of 15% in Asia Pacific primarily reflects the improving production levels in the region as compared to the first nine months of 2011 along with increased sales from new customer programs.

Cost of sales and gross margin — Cost of sales for the first nine months of 2012 was about 3% lower than the same period of 2011. The reduction was due in part to lower sales, with the effects of weaker international currencies being mostly offset by stronger sales volumes. The larger reduction in costs versus sales, however, was principally due to a continued drive for manufacturing cost reductions, including benefits from completion of certain restructuring initiatives, contributing, in part, to cost of sales of 86.2% of sales in 2012 as compared to 87.9% of sales in 2011. The impact of higher material commodity prices in 2012 was substantially offset by the benefits of material cost savings actions. Cost reductions, increased material cost recovery and other pricing actions in 2012 more than offset the effects of lower sales volumes, resulting in improved gross margin of $777 (13.8% of sales) in 2012 from $682 (12.1% of sales) in 2011.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $322 (5.7% of sales) as compared to $316 (5.6% of sales) in 2011. Contributing to the higher costs were inflationary increases in compensation and other benefit costs along with increased expenses to support certain of our growth initiatives.

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

Other income, net — Other income, net was $9 in 2012 and $51 in 2011. Other income in 2012 included net foreign exchange losses of $12 and interest income of $17, while in 2011 net foreign exchange gains were $10 and interest income was $20. Strategic transactions costs of $8 were incurred in this year’s nine-month period, as compared to $3 in 2011. Our 2011 results included a gain of $60 on the sale of our GETRAG equity interests, an impairment charge of $5 that was recorded in connection with the sale of the axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets, and a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs primarily in connection with the January repayment of our then existing term facility debt. Also included in 2011 was $6 of income from settlement of an asbestos-related claim with an insurance company in liquidation proceedings.

Interest expense — Interest expense was $63 for 2012 and $59 for 2011. The higher interest expense in 2012 is due to higher average debt levels and a higher average effective interest rate on outstanding debt. The average effective interest rate, inclusive of amortization of debt issuance costs, approximated 8.3% for the first nine months of 2012 as compared to 8.0% for the same period in 2011.

Income tax expense — Income tax expense was $97 and $93 in the first nine months of 2012 and 2011. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Equity in earnings of affiliates — Equity investments provided net earnings of $4 and $17 in 2012 and 2011. Certain equity interests in GETRAG businesses that contributed $8 of earnings in 2011 were sold in September 2011. Our equity in earnings of DDAC was down $1 from 2011, primarily due to weakening demand in China’s commercial vehicle market. Dana Rexroth Transmission Systems was formed during the fourth quarter of 2011. Dana’s share of losses through the first three quarters of 2012 was $3 as the venture continues its product development efforts.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended			Increase/	Currency	Acquisitions and	Organic
September 30,	2012	2011	(Decrease)	Effects	Divestitures	Change
LVD	$659	$689	$(30)	$(26)	$-	$(4)
Power Technologies	242	256	(14)	(15)		1
Commercial Vehicle	471	611	(140)	(45)		(95)
Off-Highway	343	385	(42)	(34)	(5)	(3)
Eliminations and other		(1)	1			1
Total	$1,715	$1,940	$(225)	$(120)	$(5)	$(100)

Nine Months Ended
September 30,
LVD	$2,121	$2,016	$105	$(58)	$-	$163
Power Technologies	772	792	(20)	(36)		16
Commercial Vehicle	1,535	1,669	(134)	(98)	29	(65)
Off-Highway	1,187	1,172	15	(89)	(5)	109
Total	$5,615	$5,649	$(34)	$(281)	$24	$223

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for the third quarter of 2012 were comparable to 2011, while nine-month sales in 2012 were 8% higher than in 2011. For the three months ended September 30, increased sales from pricing and material recovery actions, stronger overall production levels and new customer programs were more than offset by lower sales volumes attributed to the scheduled run-off of certain vehicle programs in North and South America. For the comparative nine-month periods, stronger light vehicle production levels, principally on certain vehicle platforms in North America, were the primary driver of the year-over-year organic sales increase, with pricing and material recovery also providing some benefit.

Power Technologies primarily serves the light vehicle market, but also sells product to the medium/heavy truck and off-highway markets. Third quarter 2012 sales, exclusive of currency effects, were comparable to 2011, with nine-month sales net of currency effects up 2%. Slightly stronger comparative third quarter North American and Asia Pacific production levels were offset by weaker Europe production levels. For the nine-month period, stronger North America and Asia Pacific production levels more than offset the weaker production in Europe.

After adjusting for the effects of currency movements, third quarter 2012 sales in our Commercial Vehicle segment were down more than 15% from 2011, with sales for the first nine months of 2012 down about 4% compared to 2011. Our significant medium/heavy truck presence in South America has been adversely impacted by a changeover in emission regulations in Brazil. Along with other factors, this contributed to a lowering of production levels in South America of about 13%, for the comparative three-month periods and more than 20% for the comparative nine-month periods. Whereas North America medium/heavy truck production levels for the first half of this year were up compared to 2011, softer demand in the third quarter resulted in comparative three-month production levels being down 2% against 2011, with nine-month production levels still being 18% higher than last year. Increased material recovery partially offset the net effects of lower sales volumes in both the three-month and nine-month periods.

Third quarter sales, net of currency effects, in our Off-Highway segment were down slightly compared to the same period of 2011, while nine-month sales net of currency were up about 9% from 2011. Stronger year-over-year demand in the construction, agriculture and other segments of this market that was experienced in the first half of 2012 has been tempered by comparative third-quarter demand that is about the same or slightly weaker than a year ago.

Segment EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/			Increase/
Segment EBITDA	2012	2011	(Decrease)	2012	2011	(Decrease)
LVD	$68	$74	$(6)	$207	$200	$7
Power Technologies	29	31	(2)	106	108	(2)
Commercial Vehicle	45	61	(16)	163	159	4
Off-Highway	48	42	6	153	134	19
Total Segment EBITDA	190	208	(18)	629	601	28
Corporate expense and other items, net	(1)	(8)	7	(8)	(20)	12
Structures EBITDA	1		1	6	1	5
Adjusted EBITDA *	190	200	(10)	627	582	45
Depreciation and amortization	(68)	(74)	6	(206)	(227)	21
Restructuring	(6)	(22)	16	(30)	(60)	30
Interest expense, net	(16)	(13)	(3)	(46)	(39)	(7)
Structures EBITDA	(1)		(1)	(6)	(1)	(5)
Other **	(4)	49	(53)	(24)	(15)	(9)
Income from continuing operations before income taxes	95	140	(45)	315	240	75
Income tax expense	33	30	(3)	97	93	(4)
Equity in earnings of affiliates	(2)	6	(8)	4	17	(13)
Income from continuing operations	60	116	(56)	222	164	58
Loss from discontinued operations		(4)	4		(7)	7
Net income	$60	$112	$(52)	$222	$157	$65

*	See discussion of non-GAAP financial measures below.
**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets and foreign exchange costs and benefits. See Note 17 to the consolidated financial statements in Item 1 of Part I for additional details.

Non-GAAP financial measures — The table above refers to adjusted EBITDA, a non-GAAP financial measure which we have defined as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). The most significant impact on Dana’s ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using adjusted EBITDA, a performance measure which excludes depreciation and amortization, the comparability of results is enhanced. Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

LVD segment EBITDA of $68 in the third quarter of 2012 was down $6 from 2011, resulting in comparative third-quarter EBITDA margins of 10.3% of sales in 2012 versus 10.7% in 2011. Higher net currency gains in this segment’s EBITDA in the third quarter of 2011 accounted for $8 of the reduced year-over-year EBITDA. Lower third-quarter sales volumes also contributed about $2 of reduced EBITDA as compared to last year. These factors were partially offset by profit improvement from pricing actions and net cost reductions. Nine-month 2012 LVD segment EBITDA of $207 was $7 better than the same period of 2011, with EBITDA margins coming in at 9.8% in 2012 versus 9.9% in 2011. Higher sales volumes, the result of stronger market production levels, increased year-over-year earnings by about $27. Partially offsetting this benefit was the effect of net currency gains that benefited 2011 but not 2012 and higher warranty and other costs.

In the Power Technologies segment, third quarter EBITDA of $29 is $2 lower than 2011, with nine-month 2012 EBITDA of $106 also $2 lower than in 2011. EBITDA as a percent of sales was 12.0% in the third quarter of 2012 compared to 12.1% in 2011, and nine-month 2012 margin of 13.7% is higher than the 13.6% achieved in 2011. This year’s third quarter was adversely impacted by currency translation effects and cost performance. For the nine months ended September 30, 2012, the benefits from stronger sales volumes and lower warranty cost were offset by adverse currency effects and increases in other costs.

Commercial Vehicle segment EBITDA for the third quarter of 2012 of $45 was $16 lower than third quarter 2011 EBITDA, with EBITDA margin of 9.6% for 2012 being down slightly from 10.0% in 2011. Lower sales volumes were the primary reason for reduced EBITDA, reducing profit by about $24 as compared to last year’s third quarter. Net material cost recovery and cost performance partially offset the impact of lower sales volumes. For the comparative nine-month periods, EBITDA of $163 in 2012 was $4 better than 2011, with EBITDA margin of 10.6% in 2012 up more than 100 basis points from the margin of 9.5% of sales in 2011. Material recovery and pricing actions benefited nine-month comparative EBITDA, more than offsetting the $20 impact of lower sales volumes.

In our Off-Highway segment, third-quarter 2012 EBITDA of $48 was up $6 from the third quarter of 2011, improving EBITDA as a percent of sales to 14.0% in 2012 from 10.9% in 2011. Segment EBITDA of $153 for the first nine months of 2012 was up $19 from 2011, resulting in nine-month EBITDA margins of 12.9% in 2012 compared to 11.4% in 2011. For the comparative three-month period ended September 30, material cost savings and other cost improvements drove the year-over-year profit improvement as sales volumes were generally comparable. The nine-month EBITDA improvement reflected a benefit of about $15 from stronger overall sales volumes, with cost reduction actions providing additional profit improvement.

Liquidity

Senior Notes and Revolving Facility — In January 2011, we completed an offering of senior unsecured notes (the Senior Notes) which generated net proceeds of $733. These proceeds, together with available cash of $127, were used to repay in full all amounts then outstanding under our term facility. The aggregate principal amount of the Senior Notes is $750, with $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. In connection with this refinancing, we amended our Revolving Credit and Guaranty Agreement (the Revolving Facility) allowing for the issuance of the Senior Notes.

The Revolving Facility was amended in February 2011 (the New Revolving Facility), extending the maturity to five years and reducing the aggregate principal amount of the facility from $650 to $500. With the issuance of the Senior Notes and the New Revolving Facility, we have additional flexibility to make acquisitions and other investments, incur additional indebtedness and pay dividends and distributions as long as certain terms and conditions are met. The maintenance-based financial covenants in our prior agreements were replaced with incurrence-based financial covenants. With these actions, we have reduced our overall debt, secured fixed interest rates over the next seven to nine years and increased our financial flexibility by freeing up debt capacity for growth. See Note 11 to the consolidated financial statements in Item 1 of Part I for additional details.

During March 2011, we replaced our European receivables loan agreements and established a new five-year €75 ($96 at the September 30, 2012 exchange rate) receivables backed credit facility. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable.

Covenants — At September 30, 2012, we were in compliance with the debt covenants under our financing agreements.

Global liquidity — Our global liquidity at September 30, 2012 was as follows:

Cash and cash equivalents	$940
Less: Deposits supporting obligations	(25)
Available cash	915
Additional cash availability from lines of credit in the U.S. and Europe	418
Marketable securities	64
Total global liquidity	$1,397

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

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2012 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$202	$616	$818
Cash and cash equivalents held as deposits	2	23	25
Cash and cash equivalents held at less than wholly-owned subsidiaries		97	97
Consolidated cash balance	$204	$736	$940

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

At September 30, 2012, there was $91 of availability, but no borrowings, under our European trade receivable securitization program based on the effective borrowing base. At September 30, 2012, we had no borrowings under the New Revolving Facility but we had utilized $66 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the New Revolving Facility of $327 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $418 under these credit facilities.

In January 2012, we made a one-time contribution of $150 to the U.S. pension plans. Through September 30, 2012, we have contributed an additional $48 to the U.S. pension plans.

On October 25, 2012, the Board of Directors approved a share repurchase program for up to $250 of our currently outstanding shares of common stock. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchase is subject to prevailing market conditions and other considerations.

Cash Flow

	Nine Months Ended
	September 30,
	2012	2011
Cash used for changes in working capital	$(116)	$(183)
Other cash provided by operations	237	369
Net cash flows provided by operating activities	121	186
Net cash used in investing activities	(114)	(257)
Net cash used in financing activities	(3)	(136)
Net increase (decrease) in cash and cash equivalents	$4	$(207)

Operating activities — The table above summarizes our consolidated statement of cash flows for the first nine months of 2012 and 2011. Exclusive of working capital, other cash provided by operations was $237 during the first nine months of 2012 compared with $369 during 2011. The year-over-year decrease in other cash provided by operations is attributable primarily to $198 in contributions to the U.S. pension plans, including the one-time $150 contribution made in January 2012. Excluding pension contributions, we would have had other cash provided by operations of $435, with the increase over 2011 being due primarily to an increased level of operating earnings partially offset by an increased use of cash for payment of income taxes.

Working capital used cash of $116 and $183 during the first nine months of 2012 and 2011. Cash of $11 was used in 2012 to finance increased receivables and $344 was used in 2011. We also used cash of $92 and $133 to fund higher inventory levels in 2012 and 2011. Decreases in accounts payable and other net liabilities used cash of $13 in 2012 while increases in accounts payable and other net liabilities provided cash of $294 during 2011.

Investing activities — Expenditures for property, plant and equipment in 2012 and 2011 were $113 and $127. During the third quarter of 2012, we paid $7 to enter our strategic alliance with Fallbrook and we received proceeds of $7 from the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets. During 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC and $13 to acquire the axle drive head and final assembly business of Axles India. The 2011 sale of our GETRAG equity interests provided $136 while the sale of the Structural Products business provided $15 of additional proceeds in 2011 under the earn-out provision of the sale agreement.

Financing activities — We used cash of $867 in 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of new Senior Notes of $750 and used $25 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. During 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. Dividends of $23 were paid to preferred stockholders in 2012 and 2011. Dividend payments to common stockholders began in 2012 and total $22 through September 30.

Contractual Obligations

Preferred dividends accrued but not paid were $8 at both September 30, 2012 and December 31, 2011.

There have been no material changes at September 30, 2012 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2011 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 13 to the consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, as well as in Note 1 to the consolidated financial statements in Item 8 of our 2011 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2011 Form 10-K.

U.S. Pension Plans — Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rate, have declined during 2012. The lower interest rates, if unchanged in the fourth quarter, would result in a year-end discount rate of 3.67%, which is 90 basis points lower than the December 31, 2011 rate. Our 2012 pension fund asset performance through September is above our expected long-term annual return of 7.00%. The year-end valuation, assuming asset earnings at our expected rate along with contributions currently scheduled for the fourth quarter, would result in an actuarial loss approximating $149 which would be charged to other comprehensive income. Despite an increase in the projected benefit obligations to approximately $2,074, our funded status would improve from 78% at the end of 2011 to 83%, primarily due to employer contributions of $212, including the $150 voluntary contribution made in January 2012. We currently estimate no minimum funding will be required in 2013. The ultimate impact on our financial condition and results of operations will depend on the actual year-end valuations.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Note 13 to the consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to repurchases of common stock made by us during the quarter ended September 30, 2012. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average	Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans or	be Purchased Under
Period	Purchased	per Share	Programs	the Plans or Programs
8/1/12 - 8/31/12	1,242	$12.32	-	-

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date: October 26, 2012	By:	/s/ William G. Quigley III
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

