Form 10-K
period 2012-12-31
DANA HOLDING CORP
filed 2013-02-21
CIK 26780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low trading prices of the common stock as of the closing of trading on June 29, 2012, was approximately $1,876,000,000.

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

There were 147,840,706 shares of the registrant's common stock outstanding at February 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on April 23, 2013 are incorporated by reference into Part III.

DANA HOLDING CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2012

i

Forward-Looking Information

Statements in this report (or otherwise made by us or on our behalf) that are not entirely historical constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are indicated by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “estimates,” “projects,” “outlook” and similar expressions. These statements represent the present expectations of Dana Holding Corporation and its consolidated subsidiaries (Dana) based on our current information and assumptions. Forward-looking statements are inherently subject to risks and uncertainties. Our plans, actions and actual results could differ materially from our present expectations due to a number of factors, including those discussed below and elsewhere in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements speak only as of the date made and we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances that may arise after the date of this report.

ii

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. At December 31, 2012, we employed approximately 23,300 people, operated in 26 countries and had 94 major manufacturing/distribution, technical centers and office facilities around the world.

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 from March 3, 2006 until emergence from Chapter 11 on the Effective Date pursuant to the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified, the Plan). Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors were addressed in connection with our emergence from Chapter 11. The last of the pre-petition claims was resolved by the Bankruptcy Court in 2011. See Note 15 to our consolidated financial statements in Item 8 for further details. Our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the final resolution of these disputed claims did not have an impact on our results of operations or financial condition.

The terms “Dana,” “we,” “our” and “us,” when used in this report are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Overview of our Business

Markets

We serve three primary markets:

•	Light vehicle market — In the light vehicle market, we design, manufacture and sell light axles, driveshafts, engine sealing products, thermal products and related service parts for light trucks, sport utility vehicles (SUVs), crossover utility vehicles (CUVs), vans and passenger cars.

•	Medium/heavy vehicle market — In the medium/heavy vehicle market, we design, manufacture and sell axles, driveshafts, chassis, ride controls and related modules and systems, tire management systems, engine sealing products, thermal products and related service parts for medium- and heavy-duty trucks, buses and other commercial vehicles.

•	Off-Highway market — In the off-highway market, we design, manufacture and sell axles, driveshafts, suspension components, transmissions, electronic controls, related modules and systems, engine sealing products, thermal products and related service parts for construction and earth moving machinery, agricultural, mining, forestry, rail and material handling equipment and a variety of nonvehicular, industrial applications.

Segments

We have aligned our organization around four business units: Light Vehicle Driveline Technologies (Light Vehicle Driveline), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Driveline Technologies (Off-Highway) and Power Technologies. These businesses have global responsibility and accountability for business unit strategy, financial performance and customer satisfaction.

•	Light Vehicle Driveline (LVD) — LVD sales in 2012 were $2,743 and its largest customers included Ford Motor Company (Ford), Hyundai Mobis (driveline products that support Chrysler Group vehicles), Chrysler Group (Chrysler), Nissan Motor Company (Nissan), Tata Motors and Toyota Motor Company. At December 31, 2012, this segment employed approximately 9,500 people and had 33 major facilities in 16 countries.

•	Commercial Vehicle — Sales of the Commercial Vehicle segment were $1,960 in 2012. This segment’s largest customers were PACCAR Inc (PACCAR), Volvo Group (Volvo), Volkswagen AG (Volkswagen), Daimler AG (Daimler) and Ford. Included in the Commercial Vehicle segment is our China-based 50% equity investment in Dongfeng Dana Axle Co., Ltd. (DDAC), a joint venture with Dongfeng Motors Co., Ltd. (Dongfeng). This joint venture sells primarily to an affiliate of Dongfeng who would represent our second largest Commercial Vehicle customer if this joint venture were consolidated for accounting purposes. At December 31, 2012, this segment, excluding DDAC, employed approximately 5,100 people and had 21 major facilities in 10 countries.

•	Off-Highway — In 2012, this segment generated sales of $1,509. The largest customers included Deere & Company, AGCO Corporation, Fiat Group, Manitou Group and Sandvik Ab. At December 31, 2012, this segment employed approximately 2,800 people and had 11 major facilities in seven countries.

•	Power Technologies — Sales in 2012 of this segment totaled $1,012. In 2012, the largest customers were Ford, General Motors Company, Caterpillar Inc., Volkswagen and PSA Peugeot Citroen. At December 31, 2012, this segment employed approximately 4,600 people and had 21 major facilities in eight countries.

•	In addition to the facilities in our operating segments, there are four additional major facilities providing administrative services and four technical centers supporting multiple segments. At December 31, 2012, corporate and other support staff totaled approximately 1,300.

Our operating segments manufacture and market classes of similar products as shown below. See Note 19 to our consolidated financial statements in Item 8 for financial information on all of these operating segments.

	Percent of
	Consolidated
	Sales
Segment	2012	2011	2010	Products	Market
LVD	38%	36%	40%	Front and rear axles, driveshafts, differentials, torque couplings and modular assemblies	Light vehicle

Commercial Vehicle	27	30	25	Axles, driveshafts, steering shafts, suspensions and tire management systems	Medium/heavy vehicle

Off-Highway	21	20	19	Axles, driveshafts and end-fittings, transmissions, torque converters and electronic controls	Off-highway

Power Technologies	14	14	16	Gaskets, cover modules, heat shields, engine sealing systems, cooling and heat transfer products	Light vehicle, medium/heavy vehicle and off-highway

Geographic Operations

We maintain administrative and operational organizations in four regions — North America, Europe, South America and Asia Pacific — to support the operational requirements of our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Austria	South Africa	Argentina	Australia
Mexico	Belgium	Spain	Brazil	China
United States	France	Sweden	Colombia	India
	Germany	Switzerland	Venezuela	Japan
	Hungary	United Kingdom		South Korea
	Italy			Taiwan
	Russia			Thailand

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

Sales reported by our non-U.S. subsidiaries comprised $4,249 of our 2012 consolidated sales of $7,224. A summary of sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements in Item 8.

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

Ford was the only individual customer accounting for 10% or more of our consolidated sales in 2012. As a percentage of total sales from operations, our sales to Ford were approximately 17% in 2012 and 2011 and 19% in 2010 and our sales to PACCAR, our second largest customer, were approximately 8% in 2012, 7% in 2011 and 5% in 2010.

Hyundai Mobis, Chrysler and Nissan were our third, fourth and fifth largest customers in 2012. Our 10 largest customers collectively accounted for approximately 54% of our revenues in 2012.

Loss of all or a substantial portion of our sales to Ford or other large volume customers would have a significant adverse effect on our financial results until such lost sales volume could be replaced and there is no assurance that any such lost volume would be replaced. We continue to work to diversify our customer base and geographic footprint.

Sources and Availability of Raw Materials

We use a variety of raw materials in the production of our products, including steel and products containing steel, stainless steel, forgings, castings and bearings. Other commodity purchases include aluminum, brass, copper and plastics. These materials are typically available from multiple qualified sources in quantities sufficient for our needs. However, some of our operations remain dependent on single sources for certain raw materials.

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

Competition

Within each of our markets, we compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. With a renewed focus on product innovation, we differentiate ourselves through: efficiency and performance, reliability, materials and processes, sustainability and product extension.

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2012, we had six technical centers with additional research and development activities carried out at 10 additional sites. Our research and development costs were $57 in 2012, $52 in 2011 and $50 in 2010. Total engineering expenses including research and development were $161 in 2012, $155 in 2011 and $130 in 2010.

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

Employment

Our worldwide employment was approximately 23,300 at December 31, 2012.

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2012.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available, free of charge, on or through our Internet website at http://www.dana.com/investors as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We also post our Corporate Governance Guidelines, Standards of Business Conduct for Members of the Board of Directors, Board Committee membership lists and charters, Standards of Business Conduct and other corporate governance materials on our Internet website. Copies of these posted materials are also available in print, free of charge, to any stockholder upon request from: Dana Holding Corporation, Investor Relations, P.O. Box 1000, Maumee, Ohio 43537, or via telephone in the U.S. at 800-537-8823 or e-mail at InvestorRelations@dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

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

Risk Factors Related to the Markets We Serve

Failure to sustain a continuing economic recovery in the United States and elsewhere could have a substantial adverse effect on our business.

Our business is tied to general economic and industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had and could continue to have a substantial impact on our business.

While we expect a continuing overall economic recovery in 2013, negative economic conditions such as a worsening debt crisis in Europe or rising fuel prices could adversely impact our business. Adverse developments in these conditions could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 54% of our overall revenue in 2012. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 26 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Venezuela where government exchange controls place restrictions on our ability to repatriate funds, and in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 60% of our sales in 2012 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. The U.S. dollar was generally stronger during 2012 as compared to 2011. Continued strengthening against the euro and many other currencies of countries in which we have operations could adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

We may be adversely impacted by new laws, regulations or policies of governmental organizations related to increased fuel economy standards and reduced greenhouse gas emissions, or changes in existing ones.

The markets and customers we serve are subject to a substantial amount of government regulation, which often differs by state, region and country. Government regulation has arisen, and proposals for additional regulation are advanced, primarily out of concern for the environment (including concerns about the possibility of global climate change and its impact) and energy independence. We anticipate that the number and extent of these regulations, and the costs to comply with them, will increase significantly in the future.

In the U.S., vehicle fuel economy and greenhouse gas emissions are regulated under a harmonized national program administered by the National Highway Traffic Safety Administration and the Environmental Protection Agency. Other governments in the markets we serve are also creating new policies to address these same issues, including the European Union, Brazil, China and India. These government regulatory requirements could significantly affect our customers by altering their global product development plans and substantially increasing their costs, which could result in limitations on the types of vehicles they sell and the geographical markets they serve. Any of these outcomes could adversely affect our financial position and results of operations.

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

Dana Holding Corporation is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depend on the cash flow of our subsidiaries. In addition, the payment of funds in the form of dividends, intercompany payments, tax sharing payments and otherwise may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries or the by-laws of the subsidiary.

Labor stoppages or work slowdowns at Dana, key suppliers or our customers could result in a disruption in our operations and have a material adverse effect on our businesses.

We and our customers rely on our respective suppliers to provide parts needed to maintain production levels. We all rely on workforces represented by labor unions. Workforce disputes that result in work stoppages or slowdowns could disrupt operations of all of these businesses, which in turn could have a material adverse effect on the supply of, or demand for, the products we supply our customers.

We could be adversely affected if we are unable to recover portions of commodity costs (including costs of steel, other raw materials and energy) from our customers.

We continue to work with our customers to recover a greater portion of our material cost increases. While we have achieved some success in these efforts to date, there is no assurance that increases in commodity costs will not adversely impact our profitability in the future.

We could be adversely affected if we experience shortages of components from our suppliers or if disruptions in the supply chain lead to parts shortages for our customers.

A substantial portion of our annual cost of sales is driven by the purchase of goods and services. To manage and reduce these costs, we have been consolidating our supplier base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production, natural disasters or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us or even in the financial collapse of one or more such suppliers. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our revenues, margins and customer relations.

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

We use important intellectual property in our business. If we are unable to protect our intellectual property or if a third party makes assertions against us or our customers relating to intellectual property rights, our business could be adversely affected.

We own important intellectual property, including patents, trademarks, copyrights and trade secrets, and are involved in numerous licensing arrangements. Our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. Our competitors may develop technologies that are similar or superior to our proprietary technologies or design around the patents we own or license. Further, as we expand our operations in jurisdictions where the protection of intellectual property rights is less robust, the risk of others duplicating our proprietary technologies increases, despite efforts we undertake to protect them. Developments or assertions by or against us relating to intellectual property rights, and any inability to protect these rights, could materially adversely impact our business and our competitive position.

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

Several of our joint ventures operate pursuant to established agreements and, as such, we do not unilaterally control the joint venture. There is a risk that the partners’ objectives for the joint venture may not be aligned, leading to potential differences over management of the joint venture that could adversely impact its financial performance and consequent contribution to our earnings. Additionally, inability on the part of our partner to satisfy its contractual obligations under the agreements could adversely impact our results of operations and financial position.

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

There is also no assurance that the costs of complying with current laws and regulations, or those that may be adopted in the future, that relate to health, safety and product liability matters will not adversely impact us. There is also a risk of warranty and product liability claims, as well as product recalls, if our products fail to perform to specifications or cause property damage, injury or death, including a risk that asbestos related product liability claims could result in increased liabilities. (See Notes 15 and 16 to our consolidated financial statements in Item 8 for additional information on warranties and product liabilities.)

A failure of our information technology infrastructure could adversely impact our business and operations.

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks which may lead to the theft of our intellectual property, trade secrets, or business disruption. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We participate in certain multiemployer pension plans which are not fully funded.

We contribute to certain multiemployer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2012. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 11 to our consolidated financial statements in Item 8 for additional information on multiemployer pension plans.)

Risk Factors Related to our Securities

Provisions in our Restated Certificate of Incorporation, Bylaws and Shareholders Agreement may discourage a takeover attempt.

Certain provisions of our Restated Certificate of Incorporation and Bylaws, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Dana. Such provisions, including those governing the nomination of directors, limiting who may call special stockholders’ meetings and eliminating stockholder action by written consent, together with the terms of our outstanding preferred stock, may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

	North		South	Asia/
Type of Facility	America	Europe	America	Pacific	Total

Administrative Offices	3			1	4
Technical Centers - Multiple Groups	2			2	4
LVD
Manufacturing/Distribution	14	4	5	9	32
Technical Centers				1	1
Commercial Vehicle
Manufacturing/Distribution	9	4	4	4	21
Off-Highway
Manufacturing/Distribution	2	7		2	11
Power Technologies
Manufacturing/Distribution	15	4		1	20
Technical Centers	1				1

Total Dana	46	19	9	20	94

As of December 31, 2012, we operated in 26 countries and had 94 major facilities housing manufacturing and distribution operations, technical centers and administrative offices. We lease 35 of these manufacturing and distribution operations and a portion of two others and own the remainder of our facilities. We believe that all of our property and equipment is properly maintained.

Our corporate headquarters facilities are located in Maumee, Ohio. This facility and other facilities in the greater Detroit, Michigan and Toledo, Ohio areas house functions that have global or North American regional responsibility for finance and accounting, treasury, risk management, legal, human resources, procurement and supply chain management, communications and information technology.

Item 3. Legal Proceedings

As a result of Dana Corporation’s emergence from Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) on January 31, 2008 (the Effective Date), Dana became the successor registrant to Dana Corporation (Prior Dana) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. Prior Dana and forty of its wholly-owned subsidiaries (collectively, the Debtors) operated their businesses as debtors in possession under Chapter 11 from March 3, 2006 until emergence from Chapter 11 on the Effective Date pursuant to the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession (as modified the Plan). Pursuant to the Plan, the pre-petition ownership interests in Prior Dana were cancelled and all of the pre-petition claims against the Debtors were addressed in connection with our emergence from Chapter 11. The last of the pre-petition claims was resolved by the Bankruptcy Court in 2011. See Note 15 to our consolidated financial statements in Item 8 for further details. Our liability associated with these disputed claims was discharged upon our emergence from Chapter 11. Therefore, the final resolution of these disputed claims did not have an impact on our results of operations or financial condition.

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

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN." The following table shows the high and low sales prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2012 and 2011.

	2012		2011
	High	Low	High	Low
Fourth quarter	$15.66	$12.13	$15.45	$9.45
Third quarter	14.74	11.13	19.00	9.82
Second quarter	16.60	12.00	18.96	15.64
First quarter	16.76	12.39	19.35	16.30

Holders of common stock — Based on reports by our transfer agent, there were approximately 4,792 registered holders of our common stock on February 8, 2013.

Stockholder return — The following graph shows the cumulative total stockholder return for our common stock during the period from February 1, 2008 to December 31, 2012. Full five-year historical data is not presented since we emerged from Chapter 11 on January 31, 2008 and the stock performance of Dana is not comparable to the stock performance of Prior Dana. The graph also shows the cumulative returns of the S&P 500 Index and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on February 1, 2008 (the date our new common stock began trading on the NYSE). Each of the indices shown assumes that all dividends paid were reinvested.

Performance chart

Index

	2/1/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Dana Holding Corporation	$100.00	$5.83	$85.35	$135.51	$95.67	$122.91
S&P 500	100.00	67.02	84.76	97.52	99.58	115.52
Dow Jones US Auto Parts	100.00	50.83	75.84	119.96	105.81	118.41

Dividends — We declared and paid common stock dividends of five cents per share in each quarter during 2012. We did not declare or pay any common stock dividends in 2011.

Issuer's purchases of equity securities — On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Repurchased shares will be deemed common stock held in treasury. Under the program, we used cash of $15 to repurchase 1,065,600 shares of our common stock during the fourth quarter of 2012.

We also repurchase shares of our common stock pursuant to our stock compensation plan. These shares were delivered to us by employees as payment for withholding taxes due upon the distribution of stock awards.

The following table shows repurchases of our common stock for each calendar month in the quarter ended December 31, 2012.

			Total Number of	Maximum Number
			Shares Purchased as	(or Approximate Dollar
	Total Number	Average	Part of Publicly	Value) of Shares that May
	of Shares	Price Paid	Announced Plans or	Yet be Purchased Under
Calendar Month	Purchased	per Share	Programs	the Plans or Programs
November	377,304	13.52	376,600	$245
December	706,663	14.59	689,000	$235

Annual meeting — We will hold an annual meeting of stockholders on April 23, 2013.

Item 6. Selected Financial Data

					Eleven Months
					Ended
	Year Ended December 31,				December 31,
(In millions except share and per share amounts)	2012	2011	2010	2009	2008
Net sales	$7,224	$7,544	$5,921	$4,636	$6,558
Income (loss) from continuing operations before income taxes	$364	$306	$55	$(275)	$(544)
Income (loss) from continuing operations	$315	$240	$36	$(260)	$(656)
Loss from discontinued operations	-	(8)	(21)	(175)	(15)
Net income (loss)	315	232	15	(435)	(671)
Less: Noncontrolling interests net income (loss)	15	13	4	(5)	6
Net income (loss) attributable to the parent company	$300	$219	$11	$(430)	$(677)

Net income (loss) per share available to parent company common stockholders:
Basic
Income (loss) from continuing operations	$1.82	$1.34	$-	$(2.60)	$(6.91)
Loss from discontinued operations	$-	$(0.06)	$(0.15)	$(1.59)	$(0.15)
Net income (loss)	$1.82	$1.28	$(0.15)	$(4.19)	$(7.06)

Diluted
Income (loss) from continuing operations	$1.40	$1.05	$-	$(2.60)	$(6.91)
Loss from discontinued operations	$-	$(0.03)	$(0.15)	$(1.59)	$(0.15)
Net income (loss)	$1.40	$1.02	$(0.15)	$(4.19)	$(7.06)
Dividends declared per common share	$0.20	$-	$-	$-	$-

Common Stock Data
Weighted-average common shares outstanding
Basic	148.0	146.6	140.8	110.2	100.1
Diluted	214.7	215.3	140.8	110.2	100.1
Stock price
High	$16.76	$19.35	$17.99	$11.25	$13.30
Low	$11.13	$9.45	$8.95	$0.19	$0.34

	At December 31,
	2012	2011	2010	2009	2008
Summary of Financial Position
Total assets	$5,144	$5,277	$5,101	$5,155	$5,607
Notes payable, including current portion of long-term debt	$101	$71	$167	$34	$70
Long-term debt	$803	$831	$780	$969	$1,181
Preferred stock	$753	$753	$762	$771	$771
Common stock, additional paid-in-capital, accumulated deficit and accumulated other comprehensive loss	1,090	984	925	910	1,257
Total parent company stockholders' equity	$1,843	$1,737	$1,687	$1,681	$2,028
Book value per share	$12.45	$11.85	$11.98	$15.25	$20.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2012, 47% of our sales came from North American operations and 53% from operations throughout the rest of the world. Our sales by operating segment were LVD – 38%, Commercial Vehicle – 27%, Off-Highway – 21% and Power Technologies – 14%.

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

Operating model – Instilling a high performance culture which drives responsibility and accountability deeper into the organization is a key lever to our future success. We have enhanced the operational capabilities of our operating segments to execute market value-based strategies, react to changing market and customer conditions, streamline operations and introduce other improvements to their businesses. While emphasizing local accountability, our operating model leverages global “One Dana” strengths for governance and optimizing costs through shared resources.

Technology leadership — With a clear focus on mega trend driven market and customer requirements, we are driving innovation to create differentiated value for our customers, moving from a “product push” to a “market pull” product pipeline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership. Our September 2012 strategic alliance with Fallbrook Technologies Inc. (Fallbrook) will enable us to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced driveline solutions for customers in certain of our end markets.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. We recently combined the North American engineering centers of our LVD and Commercial Vehicle segments, allowing us the opportunity to better share technologies among these businesses. Our new engineering facilities in India and China more than doubled our engineering presence in the Asia Pacific region with state-of-the-art design and test capabilities that globally support each of our businesses.

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, a new hypoid gear manufacturing facility in India began production in 2011 and we also completed two transactions – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market. Earlier this year, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region. In South America, our strategic agreement with SIFCO S.A. (SIFCO), entered in February 2011, makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses — targeting increased future aftermarket revenues as a percent of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the SIFCO and AIL transactions that have a strategic fit with our existing businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities — with a disciplined financial approach designed to ensure profitable growth.

Cost management — Although we have taken significant strides to improve our margins, particularly through streamlining and rationalizing our manufacturing activities and rationalizing our administrative support processes, additional opportunities remain. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. Further, we are putting a major focus on reducing product complexity – something that not only improves our cost, but also brings added value to our customers through more efficient assembly processes. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

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

Fallbrook — In September 2012, we entered into a strategic alliance with Fallbrook Technologies Inc. In connection with this transaction, we obtained an exclusive license to Fallbrook’s continuously variable planetary (CVP) technology, allowing Dana to engineer, produce and sell driveline products using this technology for passenger and certain off-highway vehicles in the end markets Dana serves. As part of this alliance, Fallbrook will also provide Dana with development and other support through an engineering services agreement and several Fallbrook engineers have been hired by Dana. Under the exclusive license agreement, Dana will pay Fallbrook $20 for the markets licensed to Dana; $7 was paid at closing, an additional $5 was paid during the fourth quarter of 2012 and the remaining $8 will be paid over the first half of 2013.

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

Divestiture of Leisure and All-Terrain Business — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $37 in 2012 through the date of the divestiture.

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

Trends in Our Markets

Global Vehicle Production

				Actual
(Units in thousands)	Dana 2013 Outlook			2012	2011	2010
North America
Light Vehicle (Total)	15,900	to	16,100	15,414	13,125	11,941
Light Truck (full frame)	3,200	to	3,400	3,448	3,181	3,038
Medium Truck (Classes 5-7)	180	to	190	189	167	116
Heavy Truck (Class 8)	265	to	275	279	255	152
Agricultural Equipment	65	to	75	75	69	63
Construction Equipment	160	to	170	163	149	147
Europe (including E. Europe)
Light Vehicle	18,000	to	19,000	19,207	20,089	19,094
Medium/Heavy Truck	390	to	410	400	430	325
Agricultural Equipment	245	to	255	255	240	221
Construction Equipment	285	to	295	322	320	282
South America
Light Vehicle	4,400	to	4,600	4,289	4,318	4,173
Medium/Heavy Truck	180	to	190	169	219	191
Agricultural Equipment	50	to	55	48	47	50
Construction Equipment	15	to	20	19	19	15
Asia-Pacific
Light Vehicle	41,000	to	42,000	40,868	36,803	37,046
Medium/Heavy Truck	1,600	to	1,700	1,492	1,720	1,806
Agricultural Equipment	780	to	790	750	682	654
Construction Equipment	650	to	660	614	615	547

North America

Light vehicle markets — Improving economic conditions during the past three years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles and greater availability of credit have also stimulated new vehicle sales. Production of approximately 15.4 million light vehicles in 2012 was 17% higher than 2011 production of 13.1 million vehicles, which was up about 10% from production of 11.9 million units in 2010. The higher production occurred predominantly in the passenger car and crossover segments. In the full frame light truck segment where more of our programs are focused, production was up about 8% in 2012 after increasing 5% in 2011. The higher production levels are generally reflective of higher light vehicle unit sales which were about 13% higher in 2012 than in 2011 after expanding about 9% in the prior year. Due in part to volatility in fuel prices, sales increases in the full frame light truck segment were more modest – up 4% in 2012 and 6% in 2011. Days’ supply of total light vehicles in the U.S. at the end of December 2012 was around 58 days, up slightly from 51 days at the end of 2011 and 55 days at the end of 2010. The increase in overall light vehicle inventory levels is attributable primarily to the full frame light truck segment where inventory levels increased to 65 days at the end of 2012, as compared to 56 days at the end of 2011 and 62 days at the end of 2010.

Looking ahead to 2013, we expect that continued overall strengthening in the North American markets will increase light vehicle sales and production, but at lower rates than in the past two years. An improved financing environment and housing sector along with more stable fuel prices are positive developments. But unemployment levels continue to be relatively high, and recent U.S. government actions increasing taxes on consumers without addressing government spending levels added to the considerable uncertainty about economic prospects in 2013. Adverse economic developments in Europe and other parts of the world experiencing slowed economic growth have added further uncertainty, impacting consumer confidence within the North American markets. Our current outlook for 2013 light vehicle production is 15.9 to 16.1 million units, a 3 to 4% increase over 2012, with full frame light trucks expected to be flat to down approximately 7% as compared with 2012.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has increased over the past three years. Although production levels were higher in 2012, the pace of improvement in these markets in 2012 was lower than we expected at the start of 2012. The slower than expected improvement in economic conditions and continued uncertainty with the economic outlook has had a more profound impact on the commercial market leading to a slowdown in new vehicle order levels during the second half of 2012. Heavy-duty Class 8 truck production of about 279,000 units was up approximately 9% over 2011 after increasing more than 60% in 2011. In the medium-duty Classes 5-7 segment, production levels were approximately 13% higher in 2012 than in 2011, down considerably from a more than 40% increase in production in 2011.

With the mixed and uncertain outlook surrounding the North America economy, we currently expect 2013 Class 8 production to be in the range of 265,000 to 275,000 units, which is flat to down 5% compared with 2012. We expect medium-duty Classes 5-7 production for 2013 to range from 180,000 to 190,000 units, also flat to down 5% compared with production levels in 2012.

Markets Outside of North America

Light vehicle markets — European production levels have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. European production of light vehicles was down about 4% in 2012 after being up 5% in 2011. We expect the tough economic environment to persist throughout much of 2013, casting considerable uncertainly on vehicle production expectations. Given the uncertain environment, we currently expect European light vehicle production in 2013 to be flat to down 6% compared with 2012. After increasing the previous two years, South American production levels weakened in 2012, with light vehicle production down about 1% from last year. At present, we expect full year 2013 production levels to increase from 3% to 7% over 2012 volume. Light vehicle production in the Asia Pacific region was up more than 10% in 2012, rebounding from production levels in 2011 that were adversely impacted by the effects of natural disasters in Japan and Thailand. We expect production levels in 2013 to remain solid, coming in flat to up 3% from 2012.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The challenging economic environment in Europe was a primary driver of a 7% decline in medium/heavy truck production in 2012 after a more than 30% increase in 2011. With economic difficulties lingering into 2013, our outlook for Europe production has production levels in the range of 2012 levels plus or minus 3%. South American medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases caused by engine emissions changes in Brazil. In contrast, production in 2011 was up nearly 15% from 2010. With the Brazil emissions effects behind us and some improvement in economic conditions, our outlook for 2013 has medium/heavy truck production rebounding and coming in about 7% to 12% higher than in 2012. Asia Pacific medium/heavy truck production in 2012 was adversely impacted by slower growth in China, coming in more than 13% lower than 2011 levels. This reduced level of production in 2012 followed a production decline of about 5% in 2011 as a consequence of the natural disasters which disrupted production that year. We expect the pent up demand for trucks after two years of restrained production, along with some economic strengthening, will raise 2013 production levels by about 7% to 14%.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with about 70% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction and agricultural equipment segments, both of which experienced increased demand during the past three years, with overall growth slowing in 2012, increasing 5% across all regions. Our 2013 outlook for the agriculture and construction markets are expected to be flat to up 3% over 2012.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper, and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings, and component parts that include commodities. Most of our major customer agreements have provisions which allow us to pass the effects of significant commodity price changes through to those customers. Where such formal agreements are not present, we have historically been successful implementing price adjustments that compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as the contractual recoveries and inflation-based pricing adjustments typically lag the cost increases.

Higher commodity prices increased our costs by approximately $50 in 2012 and $100 in 2011, while material recovery and other pricing actions increased sales by about $110 in 2012 and $60 in 2011.

Sales, Earnings and Cash Flow Outlook

	2013
	Outlook	2012	2011	2010
Sales	~ $7,100	$7,224	$7,544	$5,921

Adjusted EBITDA *	$800 - $820	$781	$765	$553

Free Cash Flow **	$240 - $260	$175	$174	$242

*	Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA within the Segment Results of Operations discussion below.

**	Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by operating activities excluding any bankruptcy claim-related payments, less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

Free cash flow is reconciled to cash flow provided by operations below:

	2012	2011	2010
Net cash provided by operating activities	$339	$370	$287
Purchases of property, plant and equipment	(164)	(196)	(120)
Reorganization-related claims payments			75
Free cash flow	$175	$174	$242

During the past three years, significant focus was placed on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. At the same time, we began putting increased focus and investment into product technology. These efforts, along with stronger sales volumes in 2011 and 2010, were the primary drivers of our improved profitability. With our financial position substantially improved, in 2011 we began directing increased attention to the growth initiatives described in the Operational and Strategic Initiatives section above. Certain acquisitions also contributed to the sales growth we achieved in 2011.

Our 2012 sales have been adversely impacted by weaker international exchange rates. Adjusted for exchange rates, 2012 sales were about the same as 2011, with softened demand levels, principally in the Europe region and in the South and North American medium/heavy truck markets, being offset by stronger demand levels in the light vehicle and off-highway markets. For 2013, we are expecting market demand and pricing across all businesses will increase sales by about 2%; however, we expect that this will be more than offset by scheduled roll-off of customer programs and currency. As a result, our 2013 sales outlook is around $7,100 – a decline of about 2% from 2012. Despite the reduced level of sales, we expect continued improvement in Adjusted EBITDA to $800 to $820 in 2013 from $781 in 2012 as we benefit from restructuring, cost reduction and pricing actions, a significant portion of which have already been implemented.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 included a $150 voluntary contribution to our U.S. pension plans. For 2013, we expect free cash flow to be $240 to $260 – down $65 to $85 from 2012 free cash flow when adjusted to exclude the $150 voluntary pension contribution. Higher cash taxes, capital expenditures and working capital requirements are partially offset by higher earnings. Cash taxes are expected to total about $125 to $135 in 2013 compared to $98 in 2012 and capital expenditures for the year are expected to be $180 to $200 compared to $164 in 2012. Pension contributions in 2013 are expected to be around $60, which is similar to 2012 after excluding that year’s incremental funding of $150. Expected 2013 cash requirements for interest of about $70 and restructuring of $45 to $55 are comparable with 2012.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2012 versus 2011)

			Increase/
	2012	2011	(Decrease)
Net sales	$7,224	$7,544	$(320)
Cost of sales	6,250	6,647	(397)
Gross margin	974	897	77
Selling, general and administrative expenses	424	407	17
Amortization of intangibles	74	77	(3)
Restructuring charges, net	47	82	(35)
Other income, net	19	54	(35)
Income from continuing operations before interest expense and income taxes	$448	$385	$63
Income from continuing operations	$315	$240	$75
Loss from discontinued operations	$-	$(8)	$8
Net income attributable to the parent company	$300	$219	$81

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
North America	$3,371	$3,337	$34	$(12)	$(15)	$61
Europe	2,021	2,094	(73)	(167)		94
South America	925	1,334	(409)	(110)	11	(310)
Asia Pacific	907	779	128	(33)	18	143
Total	$7,224	$7,544	$(320)	$(322)	$14	$(12)

Sales for 2012 declined 4% from 2011, principally due to overall weakening of several international currencies against the U.S. dollar which reduced sales by $322. The net impact of acquisitions and divestitures added $14, while the organic change — the impact on sales attributable primarily to market volume, pricing and mix — decreased sales by $12. Pricing actions, principally relating to material recovery, increased sales in 2012 by $108, with market volume, new business and scheduled program roll-offs resulting in reduced sales of $120.

The increase in sales in North America during 2012, adjusted for the effects of currency and a divestiture, totaled $61 — a 2% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Full frame light truck production levels were 8% higher in 2012 while medium/heavy truck production was up 11%. Partially offsetting the overall market volume increases was the scheduled roll-off of certain light vehicle programs.

Excluding currency effects, our 2012 sales in Europe were 4% higher than in 2011. New customer programs in LVD and Off-Highway, increased aftermarket sales and Off-Highway export sales were the primary drivers of the organic sales increase, more than offsetting the effects of lower light vehicle and medium/heavy truck production levels.

South America sales in 2012 were adversely impacted by currency and significantly lower market demand. With medium/heavy truck production down 23% and light vehicle production down 1%, lower production levels were the principal factor in sales exclusive of currency effects being 23% lower than in 2011.

The AIL acquisition in the second quarter of 2011 contributed $18 of the Asia Pacific 2012 sales increase. The organic sales growth of 18% in Asia Pacific primarily reflects the improving production levels in the region as compared to 2011 along with increased sales from new customer programs.

Cost of sales and gross margin — Cost of sales for 2012 was about 6% lower than in 2011. As with sales, the reduction was in large part caused by the effects of weaker international currencies, and the volume decline that drove a reduction in sales volume of about $120 also contributed to the decrease. With the larger reduction in costs than sales, we reduced cost of sales as a percent of sales to 86.5% in 2012 from 88.1% in 2011. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $30, which partially offset higher commodity costs of about $50. Product quality improvements over the years contributed to a reduction in warranty costs in 2012 of $8. The remaining cost improvements were primarily attributable to the completion of additional restructuring initiatives and a continued drive for operational cost savings throughout the organization.

Gross margin of $974 in 2012 increased $77 over 2011, representing 13.5% of sales in 2012 as compared to 11.9% of sales in 2011. In addition to the above-mentioned reductions to cost of sales, gross margins as a percent of sales in 2012 benefited from the scheduled roll-off in 2012 of lower margin customer programs and improved pricing and material recovery actions which improved gross margin by about $108.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2012 were $424 (5.9% of sales) as compared to $407 (5.4% of sales) in 2011. Contributing to the higher costs were increases in certain benefit costs such as stock compensation which increased by $7. Asbestos-related expenses in 2012 were higher by $6, due in part to a settlement with one of our insurers that favorably impacted expense in 2011. The remaining increase is due in part to some higher cost to support our growth initiatives.

Restructuring charges, net — Restructuring charges in both 2012 and 2011 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures. Restructuring expense in 2012 was $35 lower as most of our facility rationalization and consolidation plans were completed in 2011. Expenses in 2012 related primarily to some continued work force reductions and costs associated with previously announced actions. In the second quarter of 2012, we ceased use of our Kalamazoo, Michigan facility and recognized a charge of $11 to accrue the estimated fair value of the remaining lease obligation. In the first quarter of 2011, we entered into an agreement to settle the lease obligation associated with our Yennora, Australia facility. The cost associated with this settlement approximated $20.

Other income, net — Other income, net was $19 in 2012 and $54 in 2011. Other income, net in 2012 included interest income of $24, government grants and incentives of $8, net foreign exchange losses of $15 and strategic transaction expenses of $10. Other income, net in 2011 included interest income of $27, government grants and incentives of $10 and strategic transaction expenses of $10. In addition, our 2011 results included a gain of $60 on the sale of our GETRAG equity interests, a credit of $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings, an impairment charge of $5 that was recorded in connection with the sale of the axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets and a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs associated with refinancing our term facility and modifying our credit facilities, as more fully described in Notes 2, 13 and 15 to the consolidated financial statements in Item 8.

Interest expense — Interest expense was $84 for 2012 and $79 for 2011. The higher interest expense in 2012 is due to higher average debt levels and a higher average effective interest rate on outstanding debt. The average effective interest rate, inclusive of amortization of debt issuance costs, approximated 8.2% for 2012 as compared to 8.0% in 2011.

Income tax expense — Income tax expense of our continuing operations was $51 and $87 in 2012 and 2011. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 17 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Tax expense in 2012 includes a benefit of $54 for the release of valuation allowances relating to Canada and the UK. In 2011, tax expense was favorably impacted by $8 for valuation allowance releases in Spain and Mexico and by $12 for the recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008.

Equity in earnings of affiliates — Equity investments provided net earnings of $2 and $21 in 2012 and 2011. Certain equity interests in GETRAG businesses that contributed $8 of earnings in 2011 were sold in September 2011. Our equity in earnings of DDAC was down $9 from 2011, primarily due to weakening demand in China’s commercial vehicle market. Dana Rexroth Transmission Systems was formed during the fourth quarter of 2011. Dana’s share of losses in 2012 was $2 higher than in 2011, as the venture continued its product development efforts.

Summary Consolidated Results of Operations (2011 versus 2010)

			Increase/
	2011	2010	(Decrease)
Net sales	$7,544	$5,921	$1,623
Cost of sales	6,647	5,270	1,377
Gross margin	897	651	246
Selling, general and administrative expenses	407	395	12
Amortization of intangibles	77	61	16
Restructuring charges, net	82	74	8
Other income, net	54	23	31
Income from continuing operations before interest expense and income taxes	$385	$144	$241
Income from continuing operations	$240	$36	$204
Loss from discontinued operations	$(8)	$(21)	$13
Net income attributable to the parent company	$219	$11	$208

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
			Increase/	Currency		Organic
	2011	2010	(Decrease)	Effects	Acquisitions	Change
North America	$3,337	$2,836	$501	$9	$-	$492
Europe	2,094	1,579	515	112		403
South America	1,334	783	551	36	390	125
Asia Pacific	779	723	56	35	14	7
Total	$7,544	$5,921	$1,623	$192	$404	$1,027

Sales increased $1,623 in 2011 as compared to 2010. The overall strengthening of several international currencies against the U.S. dollar accounted for $192 of the increase. Acquisition activity added $404 to sales, with the strategic agreement with SIFCO completed in February 2011 and the Axles India purchase in June 2011. The $1,027 of organic growth — the change in sales attributable primarily to market volume, pricing and mix — represents an increase of 17% over our 2010 sales.

The increase in sales in North America during 2011, adjusted for the effects of currency, totaled $492 — a 17% increase on 2010 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Light vehicle production levels were 10% higher in 2011 while medium/heavy truck market production was up about 57%. In the off-highway sector, sales increased more than 20%, primarily due to stronger 2011 demand levels.

Excluding currency effects, our 2011 sales in Europe were 26% higher than in 2010. Our businesses in Europe benefited from improved medium/heavy vehicle production levels, which were more than 30% higher than in 2010, and light vehicle production which was about 5% stronger. Higher demand levels in the off-highway markets helped drive a sales increase of about 45%.

In South America, sales benefited by $390 in 2010 from the SIFCO agreement. Exclusive of this effect and currency movement, 2011 sales in South America were up 16% versus 2010, primarily as a result of stronger production levels. The organic sales growth of 1% in Asia Pacific reflects overall production levels for the region which were about the same as 2010, tempered by the effects of the 2011 earthquake in Japan and floods in Thailand.

Cost of sales and gross margin — Cost of sales increased 26%, less than the increase in sales which reduced cost of sales as a percent of sales to 88.1% of sales in 2011 from 89.0% of sales in 2010. Higher production levels contributed to improved absorption of fixed costs. Additionally, manufacturing costs benefited from our restructuring initiatives and continued cost reduction efforts. Higher material commodity prices, partially offset by other material cost reduction actions, increased cost of sales in 2011 by about $50. Higher sales levels, net cost reductions and pricing improvement combined to improve gross margin to $897 (11.9% of sales) in 2011 from $651 (11.0% of sales) in 2010.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2011 were $407 (5.4% of sales) as compared to $395 (6.7% of sales) in 2010. The modest increase in expenses is primarily attributable to overall stronger international currencies relative to the U.S. dollar and to strategic growth initiative related costs. Favorably impacting year over year SG&A expenses was $6 of lower costs attributable to asbestos-related claim activity.

Restructuring charges, net — Restructuring charges were $8 higher in 2011, consisting primarily of employee separation costs and exit costs associated with workforce reduction actions and facility closures. In 2010, we recognized separation costs associated with the planned closure of our Kalamazoo, Michigan and Yennora, Australia operations. We also implemented workforce reduction actions primarily in our operations in Europe and Venezuela, while continuing to implement previously initiated actions. In 2011, we continued to take actions to further consolidate our U.S. manufacturing facilities and reduce administrative workforce levels. Additionally, in March 2011, we entered into an agreement to settle the lease obligation associated with our Yennora facility. The cost associated with this settlement approximated $20.

Other income, net — Other income, net was $54 for 2011 and $23 for 2010. Other income, net in 2011 included interest income of $27, government grants and incentives of $10 and strategic transaction expenses of $10. In addition, our 2011 results include a gain of $60 on the sale of our GETRAG equity interests, a credit of $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings, an impairment charge of $5 that was recorded in connection with the sale of the axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets and a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs associated with refinancing our term facility and modifying our credit facilities. Other income in 2010 included interest income of $30, government grants and incentives of $6, net foreign exchange losses of $19 and strategic transaction expenses of $4. In addition, our 2010 results include a charge of $7 for the write-off of unamortized original issue discount associated with repayments on our then outstanding term facility.

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

Income tax expense — Income tax expense of our continuing operations was $87 and $30 for 2011 and 2010. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 17 to the consolidated financial statements in Item 8. In 2011, income tax expense was reduced by $12 for the recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008 and by $8 for the release of valuation allowances against deferred tax assets in Spain and Mexico where our improved profitability no longer required that valuation allowances be maintained. During 2010, we reorganized our operations in Brazil to merge profit generating activities into a dormant subsidiary with deferred tax assets that were offset by valuation allowances. In connection with this action, we determined that the valuation allowances were no longer required. Reversal of these valuation allowances resulted in a tax benefit of $16.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses of these jurisdictions as valuation allowance adjustments offset the associated tax effect. As described in Note 17 to the consolidated financial statements in Item 8, an exception to the general rule occurs when there is a pre-tax loss from operations in a country where a valuation allowance has been recorded and there is pre-tax income in categories such as other comprehensive income (OCI). The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. Due to the application of this exception for 2010, we recognized an income tax benefit of $5 on pre-tax losses of operations in the U.S. This exception was not applicable for 2011.

Equity in earnings of affiliates — Equity investments provided net earnings of $21 in 2011 as compared to $11 in 2010. During June 2011, we increased our investment in DDAC qualifying it as an equity investment. Our equity interest in DDAC provided equity earnings of $8 in 2011 versus $1 in 2010 after revising the prior year to reflect our previous 4% investment under the equity method.

Segment Results of Operations (2012 versus 2011)

Segment Sales

				Amount of Change Due To
			Increase/	Currency	Acquisitions and	Organic
	2012	2011	(Decrease)	Effects	Divestitures	Change
LVD	$2,743	$2,696	$47	$(66)	$-	$113
Power Technologies	1,012	1,042	(30)	(41)		11
Commercial Vehicle	1,960	2,245	(285)	(116)	29	(198)
Off-Highway	1,509	1,560	(51)	(99)	(15)	63
Eliminations and other		1	(1)			(1)
Total	$7,224	$7,544	$(320)	$(322)	$14	$(12)

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for 2012 were 4% higher than in 2011. Stronger light vehicle production levels in North America, principally on certain full frame light truck platforms, and new customer programs were the primary drivers of the year-over-year organic sales increase. Partially offsetting those benefits were lower production levels in South America and the scheduled roll-off of certain vehicle programs in North and South America.

Power Technologies primarily serves the light vehicle market, but also sells product to the medium/heavy truck and off-highway markets. Sales in 2012, net of currency effects, were up 1%. Stronger North America and Asia Pacific production levels more than offset the weaker production in Europe and South America.

After adjusting for the effects of currency movements, 2012 sales in our Commercial Vehicle segment were down about 9% compared to 2011. Our significant medium/heavy truck presence in South America has been adversely impacted by a changeover in emission regulations in Brazil. Along with other factors, this contributed to lower production levels in South America of more than 20% versus the comparative period. Partially offsetting the lower sales in South America were stronger 2012 North America medium/heavy truck production levels which were up about 11% compared to 2011.

Sales, net of currency effects, in our Off-Highway segment were up about 4% from 2011. Global demand levels in the construction and agriculture segments of this market were up about 5% from 2011.

Segment EBITDA

			Increase/
	2012	2011	(Decrease)
Segment EBITDA
LVD	$263	$262	$1
Power Technologies	137	139	(2)
Commercial Vehicle	199	218	(19)
Off-Highway	189	166	23
Total Segment EBITDA	788	785	3
Corporate expense and other items, net	(11)	(21)	10
Structures EBITDA	4	1	3
Adjusted EBITDA *	781	765	16
Depreciation and amortization	(275)	(302)	27
Restructuring	(47)	(82)	35
Interest expense, net	(60)	(52)	(8)
Structures EBITDA	(4)	(1)	(3)
Other **	(31)	(22)	(9)
Income from continuing operations before income taxes	364	306	58
Income tax expense	51	87	(36)
Equity in earnings of affiliates	2	21	(19)
Income from continuing operations	315	240	75
Loss from discontinued operations		(8)	8
Net income	$315	$232	$83

*	See discussion of non-GAAP financial measures below.

**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets, impairment of long-lived assets, gain on sale of equity investment and foreign exchange costs and benefits. See Note 19 to the consolidated financial statements in Item 8 for additional details.

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

LVD segment EBITDA of $263 was essentially flat with prior year EBITDA of $262, with EBITDA margin of 9.6% of sales in 2012 being comparable to 2011 margin of 9.7%. Higher sales, resulting from stronger market production levels, net of scheduled program roll-offs, increased year-over-year earnings by about $13. Pricing and material recovery actions contributed around $30 of year-over-year profit improvement. Offsetting these favorable earnings impacts were higher net material costs of approximately $26, currency effects of $12 and other items.

In the Power Technologies segment, EBITDA of $137 was $2 lower than in 2011. EBITDA as a percent of sales was 13.5% in 2012 compared to 13.3% in 2011. Sales volumes had a minimal impact on year-over-year profit. Net material cost savings of about $7 and lower warranty cost of $3 were more than offset by pricing reductions of $4, adverse currency effects of $3 and net costs associated with other items.

Commercial Vehicle segment EBITDA in 2012 of $199 was $19 lower than 2011, with EBITDA margin of 10.2% for 2012 up 50 basis points from 9.7% of sales in 2011. Lower sales volumes were the primary reason for reduced EBITDA, reducing profit by about $50 as compared to last year. Increased net material costs adversely impacted profit by $13, with currency effects of $12 and other items additionally contributing to reduce year-over-year profit. Partially offsetting these developments was improved pricing, principally for material cost recovery, of about $60.

In our Off-Highway segment, 2012 EBITDA was up $23 from 2011, resulting in EBITDA margins of 12.5% in 2012 compared to 10.6% in 2011. The EBITDA improvement was driven by stronger overall sales volume, which contributed about $8, pricing and material recovery actions which added around $19 and net material cost saving of about $15. Partially offsetting these items was negative currency effects of about $18.

Segment Results of Operations (2011 versus 2010)

Segment Sales

				Amount of Change Due To
			Increase/	Currency		Organic
	2011	2010	(Decrease)	Effects	Acquisitions	Change
LVD	$2,696	$2,397	$299	$42	$-	$257
Power Technologies	1,042	927	115	39		76
Commercial Vehicle	2,245	1,463	782	46	404	332
Off-Highway	1,560	1,131	429	65		364
Other	1	3	(2)			(2)
Total	$7,544	$5,921	$1,623	$192	$404	$1,027

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

Segment EBITDA

			Increase/
	2011	2010	(Decrease)
Segment EBITDA
LVD	$262	$227	$35
Power Technologies	139	125	14
Commercial Vehicle	218	139	79
Off-Highway	166	98	68
Total Segment EBITDA	785	589	196
Corporate expense and other items, net	(21)	(42)	21
Structures EBITDA	1	6	(5)
Adjusted EBITDA *	765	553	212
Depreciation and amortization	(302)	(308)	6
Restructuring	(82)	(74)	(8)
Interest expense, net	(52)	(59)	7
Structures EBITDA	(1)	(6)	5
Other **	(22)	(51)	29
Income from continuing operations before income taxes	306	55	251
Income tax expense	87	30	57
Equity in earnings of affiliates	21	11	10
Income from continuing operations	240	36	204
Loss from discontinued operations	(8)	(21)	13
Net income	$232	$15	$217

*	See discussion of non-GAAP financial measures above.

**	Other includes loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, gains and losses on sale of assets, impairment of long-lived assets, gain on sale of equity investments, warranty claim settlement and foreign exchange costs and benefits. See Note 19 to the consolidated financial statements in Item 8 for additional details.

LVD segment EBITDA of $262 improved $35 in 2011. EBITDA as a percent of LVD sales improved to 9.7% in 2011 from 9.5% in 2010. Higher sales volumes, the result of stronger market production levels, increased earnings by about $47 with additional earnings improvement coming from cost reductions. The profit improvement from these actions was partially offset by higher commodity material costs, net of recoveries, and by certain pricing actions that favorably impacted 2010 but did not continue into 2011.

In the Power Technologies segment, EBITDA of $139 for 2011 was up $14 over 2010. EBITDA as a percent of sales of 13.3% in 2011 was about the same as in the previous year. Higher sales volumes from increased production levels contributed about $19 of the increase. Cost reduction and other benefits were more than offset by higher raw material and warranty costs.

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

Liquidity

Our global liquidity at December 31, 2012 was as follows:

Cash and cash equivalents	$1,059
Less: Deposits supporting obligations	(24)
Available cash	1,035
Additional cash availability from lines of credit in the U.S. and Europe	340
Marketable securities	60
Total global liquidity	$1,435

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our December 31, 2012 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$256	$659	$915
Cash and cash equivalents held as deposits	2	22	24
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	117	120
Consolidated cash balance	$261	$798	$1,059

A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. Beyond these restrictions, there are practical limitations on repatriation of cash from certain subsidiaries because of the resulting tax withholdings and subsidiary by-law restrictions which could limit our ability to access cash and other assets.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) borrowings from our European accounts receivable backed credit facility and (iv) borrowings from our revolving facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At December 31, 2012, there was $86 of availability, but no borrowings, under our European accounts receivable backed credit facility based on the effective borrowing base. At December 31, 2012, we had no borrowings under the revolving facility but we had utilized $71 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $254 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $340 under these credit facilities.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations.

In February 2013, the Venezuela government announced a devaluation of their currency from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. Based on our net monetary assets denominated in bolivars at the time of the devaluation, we expect to take a one-time charge resulting from the devaluation of about $7 in our results for the quarter ending March 31, 2013. We are continuing to evaluate the full effects of the devaluation, which we currently believe could offset some of the one-time cost over the full year 2013. The Venezuelan government maintains tight controls over its currency exchange market. These restrictions could affect our Venezuelan operations' ability to pay obligations denominated in U.S. dollars as well our ability to benefit from those operations.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire notes or other indebtedness or other securities of the Company, including shares of our preferred stock, through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

Cash Flow

	2012	2011	2010
Cash provided by (used for) changes in working capital	$21	$(121)	$33
Reorganization-related tax claim payment			(75)
Other cash provided by operations	318	491	329
Net cash provided by operating activities	339	370	287
Net cash provided by (used in) investing activities	(161)	(344)	17
Net cash used in financing activities	(55)	(148)	(144)
Net increase (decrease) in cash and cash equivalents	$123	$(122)	$160

Operating activities — The table above summarizes our consolidated statement of cash flows. Exclusive of working capital and a reorganization-related tax claim payment in 2010, other cash provided by operations was $318 during 2012 compared to $491 during 2011 and $329 during 2010. The decrease in 2012 was due primarily to $212 of contributions to the U.S. defined benefit pension plans in 2012 as compared to $30 in 2011 and an increased use of cash for the payment of income taxes, partially offset by higher operating earnings. The increase in 2011 was due primarily to an increased level of operating earnings partially offset by an increased use of cash for payment of income taxes.

Working capital generated cash of $21 in 2012 versus using cash of $121 in 2011. Lower sales levels in 2012 as compared to 2011 resulted in decreased levels of receivables and inventories. Cash of $146 was generated from declining receivables in 2012 versus a use of $258 to finance increased receivables in 2011. We also generated $38 from lower inventory levels versus a use of cash of $99 to fund higher inventory levels in 2011. Largely offsetting the generation of cash resulting from decreased levels of receivables and inventories in 2012 was a $163 use of cash to reduce accounts payable and other net liabilities. In 2011, the cash used for higher receivables and inventory was partially offset by cash provided by increases in accounts payable and other net liabilities of $236, which was reduced by a payment of $25 in 2011 for satisfaction of an accrued warranty settlement.

Working capital used cash of $121 in 2011 as compared to cash generation of $33 in 2010. Higher sales levels in 2011 as compared to 2010 resulted in increased levels of receivables and inventory. Cash of $258 was used in 2011 to finance increased receivables versus a use of $88 in 2010. We also used cash of $99 and $108 to fund higher inventory levels in 2011 and 2010. Partially offsetting the cash use for higher receivables and inventory in both 2011 and 2010 was cash provided by increases in accounts payable and other net liabilities of $236 in 2011 and $229 in 2010. Partially offsetting the increased accounts payable and other liabilities in 2011 was a payment of $25 for satisfaction of an accrued warranty settlement and payments of liabilities accrued at the end of 2010 under our incentive compensation programs.

Investing activities — During 2012, we paid $12 related to our strategic alliance with Fallbrook and we received proceeds of $8 from the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets. In 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC, $13 to acquire the axle drive head and final assembly business of Axles India and $8 to form a joint venture, Dana Rexroth Transmission Systems, with Bosch Rexroth. The sale of our GETRAG equity interests in 2011 provided $136. The sale of the Structural Products business provided $118 in 2010 with $16 of additional proceeds in 2011 under the earn-out provision of the sale agreement. Expenditures for property, plant and equipment in 2012 were $164 as compared to $196 in 2011 and $120 in 2010.

Financing activities — During 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. We used $31 for dividend payments to preferred stockholders, $30 for dividend payments to common stockholders and $15 to repurchase common stock under our $250 share repurchase program. We used cash of $867 in 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of Senior Notes of $750 and used $26 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. We also used $31 for dividend payments to preferred stockholders. The $144 use of cash in 2010 for financing activities was principally due to repaying term debt with proceeds from the sale of the Structural Products business. Dividend payments to preferred stockholders consumed cash of $66 in 2010, including $34 for previously accrued dividends. Partially offsetting these 2010 cash uses were proceeds of $52 from the issuance of long-term debt.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2012.

		Payments Due by Period
					After
Contractual Cash Obligations	Total	2013	2014 - 2015	2016 - 2017	2017
Long-term debt (1)	$859	$56	$39	$6	$758
Interest payments (2)	386	58	104	101	123
Leases (3)	209	43	79	33	54
Unconditional purchase obligations (4)	121	117	3	1
Pension contribution (5)	15	15
Retiree health care benefits (6)	70	7	14	14	35
Uncertain income tax positions (7)
Total contractual cash obligations	$1,660	$296	$239	$155	$970

Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2012.

(2)	These amounts represent future interest payments based on the debt and capital leases in place at December 31, 2012 and the interest rates applicable to such obligations.

(3)	Operating leases related to real estate, vehicles and other assets.

(4)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

(5)	This amount represents estimated 2013 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2013 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts. The amount excludes $40 we currently plan to voluntarily contribute to our U.S. plans in 2013.

(6)	This amount represents estimated payments under our non-U.S. retiree health care programs. Obligations under the non-U.S. retiree health care programs are not fixed commitments and will vary depending on various factors, including the level of participant utilization and inflation. Our estimates of the payments to be made in the future consider recent payment trends and certain of our actuarial assumptions.

(7)	We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2012 of $108. See Note 17 to our consolidated financial statements in Item 8 for additional discussion.

Preferred dividends accrued but not paid were $8 at the end of both 2012 and 2011.

At December 31, 2012, we maintained cash balances of $24 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. These surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

Retiree benefits — Accounting for pensions and other postretirement benefits (OPEB) involves estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisors such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

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

Our U.S. defined benefit pension plans comprise 87% of our consolidated defined benefit pension obligations at December 31, 2012. These plans were frozen in connection with our emergence from bankruptcy reorganization in 2008. As such, there have been no service-related costs since that time, and changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisors using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $56. When establishing expected long-term rates of return on pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and expected investment strategy. Our investment strategy and portfolio complexion is described in Note 11 of the consolidated financial statements in Item 8. Over the past three years, our actual returns on plan assets have exceeded our expectations. Based on the portion of assets directed to fixed income, immunizing type investments, we will continue to use 7.0% as our expected return on plan assets assumption for 2013.

At December 31, 2012, we have approximately $560 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses – primarily the result of discount rate changes and differences between actual and expected asset returns – are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, there are no minimum contribution requirements for 2013. We presently plan to make voluntary contributions of $40 in 2013.

See additional discussion of our pension and OPEB obligations in Note 11 to our consolidated financial statements in Item 8.

Goodwill and other indefinite-lived intangible assets — Our goodwill and other indefinite-lived intangible assets are tested for impairment as of October 31 of each year for all of our reporting units, and more frequently if events occur or circumstances change that would warrant such a review. We make significant assumptions and estimates about the extent and timing of future cash flows, growth rates and discount rates. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. We also utilize market valuation models which require us to make certain assumptions and estimates regarding the applicability of those models to our assets and businesses. We use our internal forecasts, which we update quarterly, to make our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities.

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill in our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2012 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2012.

Long-lived assets with definite lives — We perform impairment analyses on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment. We are evaluating strategic opportunities for a portion of our business in Argentina having net assets of approximately $10 at December 31, 2012. Depending on the ultimate course of action, as determined by management and accepted by the Argentina government, an impairment of these assets could be triggered.

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

Contingency reserves — We have numerous other loss exposures, such as environmental claims, product liability and asbestos claims, and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability based on the information presently known to us. New information and developments in these matters could materially affect our recorded liabilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates, commodity prices for products we use in our manufacturing and interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign currency exchange rate risk — The majority of our foreign currency exposures are associated with cross-currency intercompany loans, intercompany and third party sales and purchase transactions and third party debt. We use forward contracts to manage foreign currency exchange rate risks associated primarily with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into forward contracts.

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

The following table summarizes the sensitivity of the fair value of our forward contracts at December 31, 2012 to a 10% change in foreign exchange rates (versus the U.S. dollar).

	10% Increase	10% Decrease
	in Rates	in Rates
	Gain (Loss)	Gain (Loss)
Foreign currency rate sensitivity:
Forward contracts
Long U.S. dollars	$(12)	$12
Short U.S. dollars	$4	$(4)

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 21, 2013

Dana Holding Corporation

Consolidated Statement of Operations

(In millions except per share amounts)

	2012	2011	2010
Net sales	$7,224	$7,544	$5,921
Costs and expenses
Cost of sales	6,250	6,647	5,270
Selling, general and administrative expenses	424	407	395
Amortization of intangibles	74	77	61
Restructuring charges, net	47	82	74
Other income, net	19	54	23
Income from continuing operations before interest expense and income taxes	448	385	144
Interest expense	84	79	89
Income from continuing operations before income taxes	364	306	55
Income tax expense	51	87	30
Equity in earnings of affiliates	2	21	11
Income from continuing operations	315	240	36
Loss from discontinued operations		(8)	(21)
Net income	315	232	15
Less: Noncontrolling interests net income	15	13	4
Net income attributable to the parent company	300	219	11
Preferred stock dividend requirements	31	31	32
Net income (loss) available to common stockholders	$269	$188	$(21)

Net income (loss) per share available to parent company common stockholders:
Basic:
Income from continuing operations	$1.82	$1.34	$-
Loss from discontinued operations	$-	$(0.06)	$(0.15)
Net income (loss)	$1.82	$1.28	$(0.15)

Diluted:
Income from continuing operations	$1.40	$1.05	$-
Loss from discontinued operations	$-	$(0.03)	$(0.15)
Net income (loss)	$1.40	$1.02	$(0.15)

Weighted-average common shares outstanding
Basic	148.0	146.6	140.8
Diluted	214.7	215.3	140.8

Dividends declared per common share	$0.20	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Comprehensive Income

(In millions)

	2012	2011	2010
Net income	$315	$232	$15
Less: Noncontrolling interests net income	15	13	4
Net income attributable to the parent company	300	219	11

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(6)	(92)	15
Unrealized hedging gains and losses	13	(10)
Unrealized investment and other gains and losses	2	(4)	2
Defined benefit plans	(152)	(48)	(9)
Other comprehensive income (loss) attributable to the parent company	(143)	(154)	8

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	1	(1)	6
Unrealized investment and other gains and losses		(1)
Defined benefit plans	(1)		(1)
Other comprehensive income (loss) attributable to noncontrolling interests	-	(2)	5

Total comprehensive income attributable to the parent company	157	65	19
Total comprehensive income attributable to noncontrolling interests	15	11	9
Total comprehensive income	$172	$76	$28

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Balance Sheet

 (In millions except share and per share amounts)

	2012	2011
Assets
Current assets
Cash and cash equivalents	$1,059	$931
Marketable securities	60	56
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2012 and 2011	818	979
Other	170	165
Inventories	742	784
Other current assets	104	106
Total current assets	2,953	3,021
Goodwill	101	100
Intangibles	325	400
Other noncurrent assets	324	273
Investments in affiliates	202	198
Property, plant and equipment, net	1,239	1,285
Total assets	$5,144	$5,277

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$101	$71
Accounts payable	766	942
Accrued payroll and employee benefits	160	150
Accrued restructuring costs	23	21
Taxes on income	63	46
Other accrued liabilities	197	223
Total current liabilities	1,310	1,453
Long-term debt	803	831
Pension and postretirement obligations	715	762
Other noncurrent liabilities	368	393
Total liabilities	3,196	3,439
Commitments and contingencies (Note 15)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 shares outstanding	511	511
Common stock, $0.01 par value, 450,000,000 shares authorized,
148,264,067 and 147,319,438 outstanding	2	1
Additional paid-in capital	2,668	2,643
Accumulated deficit	(762)	(1,001)
Treasury stock, at cost (1,797,988 and 645,734 shares)	(25)	(9)
Accumulated other comprehensive loss	(793)	(650)
Total parent company stockholders' equity	1,843	1,737
Noncontrolling equity	105	101
Total equity	1,948	1,838
Total liabilities and equity	$5,144	$5,277

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Cash Flows

(In millions)

	2012	2011	2010
Operating activities
Net income	$315	$232	$15
Depreciation	190	217	238
Amortization of intangibles	87	90	76
Amortization of deferred financing charges and original issue discount	5	6	25
Loss on extinguishment of debt		53	7
Gain on sale of equity investments		(60)
Unremitted earnings of affiliates	1	(18)	(9)
Stock compensation expense	19	12	18
Deferred income taxes	(80)	(14)	(10)
Pension contributions, net	(220)	(15)	(30)
Reorganization-related tax claim payment			(75)
Change in accounts receivable	146	(258)	(88)
Change in inventories	38	(99)	(108)
Change in accounts payable	(173)	204	178
Change in accrued payroll and employee benefits	8	8	43
Change in accrued income taxes	23	30	22
Change in other current assets and liabilities	(21)	(6)	(14)
Change in other noncurrent assets and liabilities	(3)	(13)	(13)
Other, net	4	1	12
Net cash provided by operating activities	339	370	287

Investing activities
Purchases of property, plant and equipment	(164)	(196)	(120)
Acquisition of businesses	(12)	(163)
Payments to acquire interest in equity affiliates		(132)
Proceeds from sale of equity investments		136
Proceeds from sale of businesses	8	16	118
Other	7	(5)	19
Net cash provided by (used in) investing activities	(161)	(344)	17

Financing activities
Net change in short-term debt	4	26	6
Proceeds from long-term debt	51	765	52
Repayment of long-term debt	(32)	(880)	(137)
Deferred financing payments		(26)
Dividends paid to preferred stockholders	(31)	(31)	(66)
Dividends paid to common stockholders	(30)
Dividends paid to noncontrolling interests	(11)	(9)	(7)
Repurchases of common stock	(15)
Other	9	7	8
Net cash used in financing activities	(55)	(148)	(144)

Net increase (decrease) in cash and cash equivalents	123	(122)	160
Cash and cash equivalents - beginning of period	931	1,090	888
Effect of exchange rate changes on cash balances	5	(37)	42
Cash and cash equivalents - end of period	$1,059	$931	$1,090

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation

Consolidated Statement of Stockholders’ Equity

(In millions)

	Parent Company Stockholders'
						Accumulated	Parent
			Additional			Other	Company	Non-
	Preferred	Common	Paid-In	Accumulated	Treasury	Comprehensive	Stockholders'	controlling	Total
	Stock	Stock	Capital	Deficit	Stock	(Loss)	Equity	Interests	Equity

Balance, December 31, 2009	$771	$1	$2,580	$(1,168)	$-	$(504)	$1,680	$100	$1,780
Net income				11			11	4	15
Other comprehensive income						8	8	5	13
Return of capital								(3)	(3)
Dividends paid								(7)	(7)
Preferred stock dividends ($4.00 per share)				(32)			(32)		(32)
Share conversion	(9)		9
Stock compensation			24				24		24
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2010	762	1	2,613	(1,189)	(4)	(496)	1,687	99	1,786
Net income				219			219	13	232
Other comprehensive loss						(154)	(154)	(2)	(156)
Dividends paid								(9)	(9)
Preferred stock dividends ($4.00 per share)				(31)			(31)		(31)
Share conversion	(9)		9
Stock compensation			21				21		21
Stock withheld for employees taxes					(5)		(5)		(5)
Balance, December 31, 2011	753	1	2,643	(1,001)	(9)	(650)	1,737	101	1,838
Net income				300			300	15	315
Other comprehensive loss						(143)	(143)		(143)
Dividends paid ($0.20 per parent company share)				(30)			(30)	(11)	(41)
Preferred stock dividends ($4.00 per share)				(31)			(31)		(31)
Common stock share repurchases					(15)		(15)		(15)
Stock compensation		1	25				26		26
Stock withheld for employees taxes					(1)		(1)		(1)
Balance, December 31, 2012	$753	$2	$2,668	$(762)	$(25)	$(793)	$1,843	$105	$1,948

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received. In the fourth quarter of 2012, we recorded a $7 charge to cumulative translation adjustments to correct an overstatement of cash and cash equivalents that arose primarily in the third quarter of 2011.  Partially offsetting this adjustment was a $3 credit to income in the fourth quarter of 2012 to correct an overstatement of a deferred compensation accrual that was also primarily related to 2011.  These adjustments were not considered material to pre-tax income, net income or other comprehensive income for the current or prior periods to which they relate. Certain prior year amounts have been reclassified on the consolidated balance sheet and consolidated statement of cash flows to conform to the 2012 presentation.

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

Estimates — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which requires the use of estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Some of the more significant estimates include: valuation of deferred tax assets and inventories; restructuring, environmental, product liability, asbestos and warranty accruals; valuation of postemployment and postretirement benefits; depreciation and amortization of long-lived assets; valuation of noncurrent notes receivable; and allowances for doubtful accounts. We believe our assumptions and estimates are reasonable and appropriate. However, due to the inherent uncertainties in making estimates, actual results could differ from those estimates.

Fair value measurements — A three-tier fair value hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows: Level 1 inputs (highest priority) include unadjusted quoted prices in active markets for identical instruments. Level 2 inputs include quoted prices for similar instruments that are observable either directly or indirectly. Level 3 inputs (lowest priority) include unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

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

Cash and cash equivalents — Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have maturities of three months or less when purchased.

Marketable securities — Our investments in marketable securities are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss) (AOCI) until realized. Realized gains and losses are recorded using the specific identification method.

Marketable securities are classified in Level 1 if quoted prices are available for those securities in active markets. If quoted market prices are not available, we determine fair values using quoted prices of similar securities. Such securities are generally classified in Level 2.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2012, the machinery and equipment component of property, plant and equipment includes $2 of our tooling related to long-term supply arrangements, while trade and other accounts receivable includes $26 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test would be required to determine the implied fair value of the goodwill and any resulting impairment. Our goodwill is assigned to our Off-Highway segment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2012. No impairment of goodwill occurred during the three years ended December 31, 2012.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names, customer relationships and intangible assets used in research and development activities. Customer contracts and developed technology have definite lives while intangible assets used in research and development activities and substantially all of the trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Intangible assets used in research and development activities have an indefinite life until completion of the associated research and development efforts; upon completion they are amortized over their useful life. Indefinite-lived intangible assets are reviewed for impairment annually and more frequently if impairment indicators exist. See Note 4 for more information about intangible assets.

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

Other long-lived assets and liabilities — We discount our workers’ compensation and asbestos liabilities and the related amounts recoverable from insurers by applying blended risk-free rates that are appropriate for the duration of the projected cash flows. The use of risk-free rates is considered appropriate given that other risks affecting the volume and timing of payments have been considered in developing the probability-weighted projected cash flows. The blended risk-free rates are revised annually to consider incremental cash flow projections.

Financial instruments — The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Long-term notes receivable are carried at the lower of fair value or the contractual call price, if applicable. Borrowings under our credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

Derivatives — Foreign currency forward contracts are carried at fair value. We enter into these contracts to manage our exposure to the impact of currency fluctuations on certain foreign currency-denominated assets and liabilities and on a portion of our forecasted sales and purchase transactions. We began to designate certain currency forward contracts as cash flow hedges on October 1, 2010.

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

Equity-based compensation — We measure compensation cost arising from the grant of share-based awards to employees at fair value. We recognize such costs in income over the period during which the requisite service is provided, usually the vesting period. The grant date fair value is estimated using valuation techniques that require the input of management estimates and assumptions. We believe that the assumptions used are reasonable; however, due to inherent uncertainties in making estimates, if other assumptions had been used, it could have impacted our financial position and results of operations.

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies on a net basis.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that all or a portion of such assets will not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.

Earnings per share — Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. The common shares outstanding exclude any shares held in treasury.

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Costs for such programs are expensed as incurred. Research and development expenses were $57, $52 and $50 in 2012, 2011 and 2010.

Recently issued accounting pronouncements

In July 2012, the FASB issued guidance to provide an option in a company’s annual indefinite-lived intangible asset impairment test to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an asset is impaired. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The changes are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Adoption of this guidance will not impact our financial condition or results of operations.

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

This agreement has been accounted for as a business combination. The aggregate fair value of the net assets acquired equaled the $150 paid to SIFCO with $145 allocated to customer relationships, $25 allocated to fixed assets and $20 allocated to embedded lease obligations. We used an income approach to value customer relationships. Using this approach we calculated the estimated fair value using expected future cash flows from specific customers discounted to their net present values at an appropriate risk-adjusted rate of return. We used a replacement cost method to value fixed assets. The replacement cost method used the current cost of producing or constructing similar new items having the nearest equivalent utility as the property being valued and adjusted that value for physical depreciation and functional and economic obsolescence. We used a blended (income, cost and market) method to value the embedded lease obligations. The market method focuses on comparing the subject company to reasonably similar publicly-traded companies and considers prices paid in recent transactions that have occurred in the subject company’s industry. The customer relationships intangible asset is being amortized and the fixed assets are being depreciated on a straight-line basis over 10 years. The embedded lease obligations are being amortized using the effective-interest method over the 10 year useful lives of the related fixed assets.

Operating results attributable to our agreement with SIFCO are reported in our Commercial Vehicle segment. The acquisition contributed sales of $222 and $390 in 2012 and 2011. Supplemental pro forma information for periods prior to the acquisition has not been provided for the SIFCO agreement. Based on the nature, scope and transitional provisions of the agreement with SIFCO, the preparation of supplemental pro forma information is not practicable.

Dongfeng Dana Axle — On June 30, 2011, we purchased an additional 46% interest in Dongfeng Dana Axle Co., Ltd. (DDAC), a commercial vehicle axle manufacturer in China from Dongfeng Motor Co., Ltd. and certain of its affiliates for $124 plus $6 of transaction costs. Combined with the 4% interest purchased in June 2007, we now own 50% of the registered capital of DDAC.

During the second quarter of 2012, we finalized the valuation of our additional investment in DDAC. Measurement period adjustments included a $4 reduction of our investment in DDAC as a result of the decrease in fair value of the contingent consideration to $1. In addition, the allocation of the investment fair value to amortizable intangible assets, property, plant and equipment and deferred tax liabilities increased $13, $1 and $4, respectively. The measurement period adjustments reduced the fair value allocated to goodwill by $14. Equity in earnings of affiliates for the second quarter of 2012 included $1 of amortization expense resulting from the measurement period adjustments. The amortization resulting from the measurement period adjustments was deemed not to be material to retrospectively adjust prior periods.

Our additional investment, inclusive of fees and contingent consideration, was recorded at its fair value of $131, an excess of $66 over the corresponding DDAC book value. This fair value increase was allocated as follows: (1) amortizable intangible assets of $31; (2) property, plant and equipment of $17; (3) inventories of $1; (4) goodwill of $28; and (5) deferred tax liabilities of $11. The increase in basis related to property, plant and equipment is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from 10 to 45 years. The amortizable intangible assets are being amortized on a straight-line basis over the remaining useful lives of the assets ranging from five to 10 years.

As a result of increasing our investment in DDAC from 4% to 50%, the accounting for our historical investment in DDAC was retroactively adjusted from the cost to the equity method. The retroactive adjustment increased Dana’s equity in earnings of affiliates by $1 from amounts previously reported for the year ended December 31, 2010.

Axles India — On June 30, 2011, we acquired the axle drive head and final assembly business of our Axles India Limited (AIL) equity affiliate for $13. This business is reported in our Commercial Vehicle segment. This transaction was accounted for as a business combination. The aggregate fair value of the net assets acquired equaled the $13 paid to AIL and was allocated as follows: accounts receivable of $1; inventory of $3; equipment of $3; amortizable intangible assets of $11; and accounts payable and other accrued liabilities of $5. The amortizable intangible assets are being amortized on a straight-line basis over eight years.

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

Dana will pay Fallbrook $20 under the exclusive license agreement for the markets licensed to Dana; $7 was paid at closing, an additional $5 was paid during the fourth quarter of 2012 and the remaining $8 will be paid over the first half of 2013. The aggregate fair value of the assets acquired of $20 has been allocated to intangible assets used in research and development activities which are initially classified as indefinite-lived. We used the relief-from-royalty method, an income approach, to value the intangible assets used in research and development activities. The purchase price allocation is based on a preliminary valuation estimate and subject to adjustment as the valuation is finalized.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH (together the GETRAG Entities) for $136. A $60 gain was recorded in the third quarter of 2011 in connection with the divestitures and included in other income, net.

Divestiture of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). The divestiture excluded the facility in Longview, Texas and the employees and manufacturing assets related to a significant customer contract. The activities related to that customer contract, which precluded presentation of the divested business as discontinued operations, concluded in August 2012. Accordingly, the Structural Products business, including the activities of the Longview facility, is now presented as discontinued operations in the accompanying financial statements. See Note 3 for additional information related to our discontinued operations.

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

Other — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $32 in 2012 through the date of the disposition.

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

The results of the discontinued operations were as follows:

	2012	2011	2010
Sales	$34	$48	$188
Cost of sales	31	50	181
Restructuring expense	3	5	(1)
Other expense, net	1	3	28
Pre-tax loss	(1)	(10)	(20)
Income tax expense (benefit)	(1)	(2)	1
Loss from discontinued operations	$-	$(8)	$(21)

Included in other expense in 2010 is a $25 charge related to the settlement reached with a subsidiary of Toyota Motor Company (Toyota) concerning warranty claims related to frames produced by the Structural Products business. Under the terms of the agreement, we made a one-time payment to Toyota related to corrosion on frames produced for certain Tacoma pickup trucks that were subject to a customer support program initiated by Toyota in 2008.

The carrying value of the Longview facility and a previously closed plant in Canada approximated $9 at December 31, 2012. The other assets and liabilities related to the discontinued operations at that date were not material.

Note 4.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. Based on our October 31, 2012 impairment assessment, the fair value of this segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired. The changes in the carrying amount of goodwill are due to currency fluctuations.

Non-amortizable intangible assets — Our non-amortizable intangible assets include trademarks, trade names and intangible assets used in research and development activities. Trademarks and trade names consist of the Dana® and Spicer® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. Intangible assets used in research and development activities relate to our strategic alliance with Fallbrook. See Note 2 for a discussion of our strategic alliance with Fallbrook and our valuation of the related intangible assets used in research and development activities.

We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended 2012 in connection with the required annual assessment.

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

These assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows. We use our internal forecasts, which we update quarterly, to develop our cash flow projections. These forecasts are based on our knowledge of our customers’ production forecasts, our assessment of market growth rates, net new business, material and labor cost estimates, cost recovery agreements with customers and our estimate of savings expected from our restructuring activities. The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. Our valuation is applied over the life of the primary assets within the asset groups. If the undiscounted cash flows do not indicate that the carrying amount of the asset group is recoverable, an impairment charge is recorded if the carrying amount of the asset group exceeds its fair value based on discounted cash flow analyses or appraisals.

Components of other intangible assets —

	Weighted	December 31, 2012			December 31, 2011
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Useful Life	Carrying	Impairment and	Carrying	Carrying	Impairment and	Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable intangible assets
Core technology	7	$93	$(69)	$24	$92	$(55)	$37
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	538	(325)	213	545	(250)	295
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20
		$720	$(395)	$325	$706	$(306)	$400

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2012 were as follows: Light Vehicle Driveline (LVD) — $22, Power Technologies — $28, Commercial Vehicle — $182 and Off-Highway — $93.

Amortization expense related to amortizable intangible assets —

	2012	2011	2010
Charged to cost of sales	$13	$13	$15
Charged to amortization of intangibles	74	77	61
Total amortization	$87	$90	$76

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2012 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

51

	2013	2014	2015	2016	2017

Amortization expense	$87	$50	$23	$21	$18

Note 5.  Restructuring of Operations

Our restructuring activities primarily include rationalizing our operating footprint by consolidating facilities, positioning operations in lower cost locations and reducing overhead costs. Restructuring expense includes costs associated with current and previously announced actions and is comprised of contractual and noncontractual separation costs and exit costs, including costs associated with lease continuation obligations and certain operating costs of facilities that we are in the process of closing. We classify the incremental depreciation associated with a planned closure as accelerated depreciation/

impairment and also include this cost in restructuring expense.

During 2012, we implemented certain cost reduction programs, including headcount reduction initiatives at several of our manufacturing operations in all regions, the most significant of which impacted the LVD and Commercial Vehicle businesses in South America and Europe. Included in these actions is the planned closure of one of our LVD manufacturing facilities. Additionally, we exited our Commercial Vehicle facility in Kalamazoo, Michigan in June 2012 and recognized the fair value of the associated lease continuation obligation. Total restructuring expense in 2012 to recognize the costs of these actions as well as costs associated with other previously announced initiatives, including $3 of costs associated with discontinued operations, was $50 and included $27 of severance and related benefit costs, $21 of exit costs and $2 of accelerated depreciation/impairment cost.

During 2011, we reached an agreement with the lessor to settle the lease associated with our LVD facility in Yennora, Australia. Under the terms of the agreement, we recognized $20 of lease termination costs. Additionally, we approved the realignment of several manufacturing operations, including the planned closures of our LVD manufacturing facility in Marion, Indiana, our Power Technologies manufacturing facility in Milwaukee, Wisconsin and our Structural Products manufacturing facility in Longview, Texas. We also implemented other work force reduction initiatives at certain manufacturing facilities, primarily in our LVD and Commercial Vehicle businesses in South America, and in certain corporate and functional areas, primarily in North America and Europe. Costs associated with these actions and with previously announced initiatives, including $5 of costs associated with discontinued operations, were $87 and included $35 of severance and related benefit costs, $45 of exit costs and $2 of accelerated depreciation/impairment cost and $5 associated with pension settlement costs related to the previously announced closure of certain of our Canadian operations (see Note 11).

During 2010, we announced our plans to consolidate our Heavy Vehicle operations and close the Kalamazoo, Michigan and Statesville, North Carolina facilities. Certain costs associated with this consolidation had been accrued in 2009. We also approved certain business realignment and headcount reduction initiatives, primarily in our European and Venezuelan operations. Costs associated with these actions and with previously announced initiatives, net of a credit of $1 associated with discontinued operations, totaled $73 and included $42 of severance and related benefit costs, $22 of exit costs and $9 of accelerated depreciation/impairment costs.

Restructuring charges and related payments and adjustments —

	Employee	Accelerated
	Termination	Depreciation/	Exit
	Benefits	Impairment	Costs	Total
Balance at December 31, 2009	$26	$-	$3	$29
Activity during the period:
Charges to restructuring	51	11	24	86
Adjustments of accruals	(10)		(2)	(12)
Discontinued operations charges	1	(2)		(1)
Non-cash write-off		(9)		(9)
Cash payments	(46)		(21)	(67)
Currency impact	2			2
Balance at December 31, 2010	24		4	28
Activity during the period:
Charges to restructuring	39	2	45	86
Adjustments of accruals	(4)			(4)
Discontinued operations charges	5			5
Non-cash write-off		(2)		(2)
Pension settlements	(5)			(5)
Cash payments	(30)		(47)	(77)
Currency impact	1		1	2
Balance at December 31, 2011	30		3	33
Activity during the period:
Charges to restructuring	31		20	51
Adjustments of accruals	(4)			(4)
Discontinued operations charges		2	1	3
Non-cash write-off		(2)		(2)
Cash payments	(30)		(11)	(41)
Balance at December 31, 2012, including noncurrent portion	$27	$-	$13	$40

At December 31, 2012, the accrued employee termination benefits relate to the reduction of approximately 800 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $23 in 2013 and $17 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future
	Prior to		Total	Cost to
	2012	2012	to Date	Complete
LVD	$23	$10	$33	$10
Power Technologies	12	4	16	2
Commercial Vehicle	22	25	47	8
Off-Highway	8	5	13	1
Corporate	6	3	9
Discontinued operations	2	3	5	4
Total	$73	$50	$123	$25

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6.  Inventories

Inventory components at December 31 —

	2012	2011
Raw materials	$388	$388
Work in process and finished goods	405	451
Inventory reserves	(51)	(55)
Total	$742	$784

Note 7.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2012	2011
Other current assets:
Prepaid expenses	$42	$43
Deferred tax assets	50	51
Other	12	12
Total	$104	$106

Other noncurrent assets:
Notes receivable	$129	$116
Amounts recoverable from insurers	41	47
Deferred tax assets	89	31
Deferred financing costs	23	28
Income tax receivable		12
Pension assets, net of related obligations	7	8
Prepaid expenses	9	8
Other	26	23
Total	$324	$273

Property, plant and equipment, net:
Land and improvements to land	$256	$246
Buildings and building fixtures	446	441
Machinery and equipment	1,523	1,448
Total cost	2,225	2,135
Less: accumulated depreciation	(986)	(850)
Net	$1,239	$1,285

54

	2012	2011
Other accrued liabilities (current):
Non-income taxes payable	$34	$42
Warranty reserves	31	37
Work place injury costs	11	11
Asbestos claims obligations	13	15
Dividends payable	8	9
Deferred income	7	6
Accrued interest	23	22
Environmental	6	6
Payable under forward contracts	1	16
Other expense accruals	63	59
Total	$197	$223

Other noncurrent liabilities:
Deferred income tax liability	$110	$141
Asbestos claims obligations	70	74
Income tax liability	60	52
Warranty reserves	35	35
Work place injury costs	33	35
Restructuring costs	17	12
Other noncurrent liabilities	43	44
Total	$368	$393

Supplemental cash flow information —

	2012	2011	2010
Cash paid during the period for:
Interest	$71	$53	$61
Income taxes	$98	$71	$30
Non-cash financing activities:
Stock compensation plans	$15	$10	$12
Conversion of preferred stock into common stock	$-	$9	$9
Dividends on preferred stock accrued not paid	$8	$8	$8
Per share preferred dividends not paid	$1.00	$1.00	$1.00

An additional $75 income tax payment was made in 2010 in settlement of tax claims from Dana's Chapter 11 filings. This amount is included in the consolidated statement of cash flows as a reorganization-related tax claim payment.

Note 8.  Capital Stock and Accumulated Other Comprehensive Income (Loss)

Series A and Series B Preferred Stock

Issuance — We issued 2.5 million shares of our Series A Preferred and 5.4 million shares of our Series B Preferred on January 31, 2008. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge). The Series B Preferred was sold to certain other investors.

Conversion rights — All shares of preferred stock are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at the conversion price of $11.93. This price is subject to certain adjustments when dilution occurs (based on a formula set forth in the Restated Certificate of Incorporation). At this price, the outstanding preferred shares at December 31, 2012 would convert into approximately 64.7 million shares of common stock.

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

Right to select board members — Pursuant to the Shareholders Agreement and our Restated Certificate of Incorporation, as long as shares of Series A Preferred having an aggregate Series A Liquidation Preference (as defined in the Shareholders Agreement) of at least $125 are owned by Centerbridge, Centerbridge will be entitled, voting as a separate class, to elect three directors at each meeting of stockholders held for the purpose of electing directors, at least one of whom will be “independent” of both Dana and Centerbridge, as defined under the rules of the New York Stock Exchange. A special committee consisting of two directors designated by Centerbridge and one non-Centerbridge director selected by the board will nominate a fourth director who must be unanimously approved by this committee.

Dividends — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends of $8 were accrued at December 31, 2012 and 2011.

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

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2012, there were 150,062,055 shares of our common stock issued and 148,264,067 shares outstanding, net of 1,797,988 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our share-based compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a cash dividend of five cents per share of common stock in each quarter of 2012. Aggregate 2012 declared and paid dividends total $30. Dividends accrue on RSUs granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. We will repurchase shares utilizing available cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we repurchased 1,065,600 shares of our common stock during the fourth quarter of 2012. At December 31, 2012, $235 remained available for future share repurchases.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
					Accumulated
					Other
	Foreign			Defined	Comprehensive
	Currency			Benefit	Income
	Translation	Hedging	Investments	Plans	(Loss)
Balance, December 31, 2009	$(115)	$-	$12	$(401)	$(504)
Other comprehensive income (loss):
Currency translation adjustments	10				10
Reclassification of amount to net income	10				10
Holding gains			2		2
Net actuarial losses				(30)	(30)
Amortization of net actuarial losses included in net periodic benefit cost				19	19
Settlement loss				2	2
Tax expense	(5)				(5)
Other comprehensive income (loss)	15		2	(9)	8
Balance, December 31, 2010	(100)		14	(410)	(496)
Other comprehensive income (loss):
Currency translation adjustments	(91)				(91)
Reclassification of amount to net income	(1)				(1)
Holding losses		(13)	(4)		(17)
Net actuarial losses				(72)	(72)
Amortization of net actuarial losses included in net periodic benefit cost				20	20
Settlement loss				5	5
Tax (expense) benefit		3		(1)	2
Other comprehensive loss	(92)	(10)	(4)	(48)	(154)
Balance, December 31, 2011	(192)	(10)	10	(458)	(650)
Other comprehensive income (loss):
Currency translation adjustments	(6)				(6)
Holding gains		9	1		10
Reclassification of amount to net income		7			7
Plan amendments				(6)	(6)
Net actuarial losses				(174)	(174)
Amortization of net actuarial losses included in net periodic benefit cost				14	14
Tax (expense) benefit		(3)	1	14	12
Other comprehensive income (loss)	(6)	13	2	(152)	(143)
Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)

Note 9.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2012	2011	2010
Income from continuing operations	$315	$240	$36
Less: Noncontrolling interests	15	13	4
Less: Preferred stock dividend requirements	31	31	32
Income from continuing operations available to common stockholders - Numerator basic	269	196	-
Preferred stock dividend requirements	31	31
Numerator diluted	$300	$227	$-

Net income (loss) available to common stockholders - Numerator basic	$269	$188	$(21)
Preferred stock dividend requirements	31	31
Numerator diluted	$300	$219	$(21)

Weighted-average number of shares outstanding - Denominator basic	148.0	146.6	140.8
Employee compensation-related shares, including stock options	2.0	3.2
Conversion of preferred stock	64.7	65.5
Denominator diluted	214.7	215.3	140.8

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 1.1 million, 0.3 million and 1.4 million CSEs from the calculations of diluted earnings per share for the years 2012, 2011 and 2010 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 5.1 million for 2010 since there was no net income available to common stockholders for this period.

We excluded 66.2 million CSEs related to the assumed conversion of the preferred stock for 2010, along with the adjustment for the related dividend requirements, as the effect of the conversion would have been anti-dilutive for the period.

Note 10.  Stock Compensation

2012 Omnibus Incentive Plan

Our stockholders approved the 2012 Omnibus Incentive Plan (the Plan) at the April 2012 stockholder meeting, replacing the 2008 Omnibus Incentive Plan (the Prior Plan). The Plan authorizes the grant of stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance share units (PSUs) through April 2022 and provides for the issuance of up to 5.0 million shares of common stock, plus the available shares under the Prior Plan. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2012, there were 7.0 million shares available for future grants.

Award activity — (shares in millions)

					Restricted		Performance
	Options		SARs		Stock Units		Notional Shares
		Weighted-		Weighted-		Weighted-		Weighted-
		Average		Average		Average		Average
		Exercise		Exercise		Grant-Date		Grant-Date
Outstanding at	Shares	Price	Shares	Price	Shares	Fair Value	Shares	Fair Value
December 31, 2011	4.6	$8.56	0.5	$8.13	0.9	$16.51	0.4	$14.95
Granted	0.7	15.93	0.2	15.85	0.6	15.83	0.1	16.00
Exercised or vested	(1.8)	5.35	(0.2)	2.67	(0.3)	16.21	(0.5)	15.10
Forfeited or expired	(0.2)	13.93			(0.1)	16.20
December 31, 2012	3.3	$11.73	0.5	$12.62	1.1	$16.24	-	$-

	2012	2011	2010
Weighted-average per share grant-date fair value
Stock options	$7.88	$9.43	$7.23
SARs	7.84	9.89	6.99

Intrinsic value of awards exercised or vested
Stock options / SARs	$18	$26	$38
RSUs / PSUs	11	10	14

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $6 and $4 for cash-settled awards at December 31, 2012 and 2011.

We recognized total stock compensation expense of $19, $12 and $18 during 2012, 2011 and 2010. The total fair value of awards vested during 2012, 2011 and 2010 was $18, $14 and $17. We received $10, $11 and $12 of cash from the exercise of stock options and we paid $2, $4 and $3 of cash to settle SARs, RSUs and PSUs during 2012, 2011 and 2010. We issued 0.3 million in RSUs in 2012 based on vesting. At December 31, 2012, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest was $16. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

We estimated fair values for options and SARs at the date of grant using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was calculated by dividing the expected annual dividend by the average stock price of our common stock over the prior year. There is no dividend yield assumption for years 2011 and 2010 since there were no plans to pay common stock dividends at that time. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options			SARs
	2012	2011	2010	2012	2011	2010
Expected term (in years)	6.00	6.00	6.00	6.00	6.00	6.00
Risk-free interest rate	1.24%	2.63%	2.74%	1.24%	2.66%	2.75%
Dividend yield	1.33%	0.00%	0.00%	1.33%	0.00%	0.00%
Expected volatility	59.90%	58.03%	66.15%	59.90%	58.16%	66.10%

Restricted stock units and performance shares — Each RSU or PSU granted represents the right to receive one share of Dana common stock or, at the election of Dana (for units awarded to board members) or for employees located outside the U.S. (for employee awarded units), cash equal to the market value per share. All RSUs contain dividend equivalent rights. RSUs granted to non-employee directors vest on the first anniversary date of the grant and those granted to employees generally cliff vest fully after three years. Performance shares are awarded if specified performance goals are achieved during the respective performance period. Based on achieving specified goals, 0.5 million performance shares were earned and will be distributed in the first quarter of 2013.

Outstanding awards expected to vest and exercisable or convertible at December 31, 2012 — (shares in millions)

	Equity Awards Outstanding				Equity Awards Outstanding
	Expected to Vest				That are Exercisable or Convertible
			Weighted-Average				Weighted-Average
		Aggregate		Remaining		Aggregate		Remaining
		Intrinsic	Exercise	Contractual		Intrinsic	Exercise	Contractual
	Shares	Value	Price	Life in Years	Shares	Value	Price	Life in Years
Options / SARs	3.7	$15	$11.77	7.0	2.3	$14	$9.39	6.0
RSUs	1.1	17	-	1.4	0.1	1	-	0.3

Annual cash incentive awards — Our 2012 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial target performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2012, 2011 and 2010 programs, participants were eligible to receive cash awards based on achieving earnings and cash flow performance goals. Additionally, our 2012 long-term incentive program included a cash-settled component which provided for payment if we achieved a certain return on invested capital; our 2011 and 2010 programs also included a new business origination performance goal. Our long-term incentive programs include a performance-based cash award that consists of three individual annual awards with the related annual performance objectives established at the beginning of each year. Amounts earned under the three individual annual awards of the 2012 and 2011 long-term incentive programs cliff vest at the end of the respective three year periods covered by the long-term incentive programs. Amounts earned under the three individual annual awards of the 2010 long-term incentive program vested at the end of each individual year and are paid in the first quarter of the following year. We accrued $40, $37 and $40 of expense in 2012, 2011 and 2010 for the expected cash payments under these programs.

Note 11.  Pension and Postretirement Benefit Plans

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

Components of net periodic benefit costs and other amounts recognized in OCI —

	Pension Benefits
	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$85	$12	$92	$13	$100	$17
Expected return on plan assets	(111)	(1)	(104)	(2)	(99)	(5)
Service cost		5		5		5
Amortization of net actuarial loss	14		20		19
Settlement loss				5		2
Net periodic benefit cost (credit)	(12)	16	8	21	20	19

Recognized in OCI:
Amount due to net actuarial (gains) losses	131	51	66	(1)	29	3
Prior service cost from plan amendments		6
Amortization of net actuarial losses in net periodic cost	(14)		(20)	(5)	(19)	(2)
Total recognized in OCI	117	57	46	(6)	10	1
Net recognized in benefit cost and OCI	$105	$73	$54	$15	$30	$20

	OPEB - Non-U.S.
	2012	2011	2010
Interest cost	$5	$7	$7
Service cost	1
Net periodic benefit cost	6	7	7

Recognized in OCI:
Amount due to net actuarial (gains) losses	(8)	7	(1)
Total recognized in OCI	(8)	7	(1)
Net recognized in benefit cost and OCI	$(2)	$14	$6

Our U.S. pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2013 is $21 for our U.S. plans and $4 for our non-U.S. plans. In January 2012, in accordance with our policy, we changed the amortization period related to deferred losses in accumulated other comprehensive income (AOCI) from the average remaining service period of active participants to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive. There is no net actuarial gain or loss related to OPEB plans that will be amortized from AOCI into benefit cost in 2013 for our non-U.S. plans.

During the third quarter of 2012, we recorded a $6 charge to other comprehensive income (OCI) for the prior service cost of a plan amendment resulting from a change in the Venezuelan labor code. The prior service cost will be amortized as a component of net periodic pension cost over the average future service period of active participants.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits
	2012		2011		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Reconciliation of benefit obligation:
Obligation at beginning of period	$1,931	$243	$1,866	$325	$137	$132
Interest cost	85	12	92	13	5	7
Service cost		5		5	1
Actuarial (gain) loss	182	51	114	(2)	(8)	7
Benefit payments	(137)	(12)	(141)	(17)	(7)	(6)
Plan amendments		6
New plans		3
Settlements		(3)		(77)
Translation adjustments		4		(4)	4	(3)
Obligation at end of period	$2,061	$309	$1,931	$243	$132	$137

	Pension Benefits
	2012		2011		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,497	$43	$1,456	$120	$-	$-
Actual return on plan assets	162	1	152	1
Employer contributions	212	12	30	14	7	6
Benefit payments	(137)	(12)	(141)	(17)	(7)	(6)
Settlements		(3)		(77)
Translation adjustments		1		2
Fair value at end of period	$1,734	$42	$1,497	$43	$-	$-

Funded status at end of period	$(327)	$(267)	$(434)	$(200)	$(132)	$(137)

Amounts recognized in the balance sheet —

	Pension Benefits
	2012		2011		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$-	$7	$-	$8	$-	$-
Current liabilities		(11)		(10)	(7)	(7)
Noncurrent liabilities	(327)	(263)	(434)	(198)	(125)	(130)
Net amount recognized	$(327)	$(267)	$(434)	$(200)	$(132)	$(137)

Amounts recognized in AOCI —

	Pension Benefits
	2012		2011		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2012	2011
Amounts recognized in AOCI:
Net actuarial loss (gain)	$560	$63	$443	$12	$(8)	$-
Prior service cost		12		6
Gross amount recognized	560	75	443	18	(8)
Deferred tax benefits		(18)		(2)	2
Noncontrolling and equity interests		(1)		(1)
Net amount recognized	$560	$56	$443	$15	$(6)	$-

As a result of the closure of several facilities in Canada, we are required to settle the related pension obligations. During the first half of 2011, we settled portions of our Canadian pension benefit obligations by making lump-sum payments or by purchasing nonparticipating annuity contracts to cover vested benefits. As a result of these actions, we reduced the benefit obligations by $77 and also reduced the fair value of plan assets by $77. The related settlement loss of $5 representing the recognition of a portion of the actuarial loss deferred in AOCI was included in restructuring charges. During 2010, similar settlement actions resulted in concurrent reductions in benefit obligations and fair value of plan assets by $32 and a related settlement loss of $2 which was also included in restructuring charges.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$17	$16	$16	$16
Projected benefit obligation	17	17	16	16
Fair value of plan assets	17	24	16	24
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	2,044	260	1,915	209
Projected benefit obligation	2,044	292	1,915	227
Fair value of plan assets	1,717	18	1,481	19

At December 31, 2012, benefit obligations of $256 for certain non-U.S. pension plans and $132 for OPEB benefits are in plans that are not required to be funded.

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2012
		U.S.			Non-U.S.
		Quoted	Significant		Significant
		Prices in	Other	Significant	Other	Significant
		Active	Observable	Unobservable	Observable	Unobservable
		Markets	Inputs	Inputs	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$75	$75	$-	$-	$-	$-
U.S. large cap	132	132
EAFE composite	150	150
Emerging markets	84	84
Fixed income securities:
U.S. core bonds (b)	179		179
Corporate bonds	597		597
U.S. Treasury strips	232		232
Non-U.S. government securities	13				13
Emerging market debt	52		52
Alternative Investments:
Hedge fund of funds (c)	78			78
Insurance contracts (d)	9					9
Real estate	46			46
Other	9		4		5
Cash and cash equivalents	120		105		15
Total	$1,776	$441	$1,169	$124	$33	$9

		Fair Value Measurements at December 31, 2011
		U.S.			Non-U.S.
		Quoted	Significant		Significant
		Prices in	Other	Significant	Other	Significant
		Active	Observable	Unobservable	Observable	Unobservable
		Markets	Inputs	Inputs	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$56	$56	$-	$-	$-	$-
U.S. large cap	114	114
U.S. small cap	35	35
EAFE composite	127	127
Emerging markets	52	52
Fixed income securities:
U.S. core bonds (b)	163		163
Corporate bonds	501		501
U.S. Treasury strips	265		265
Non-U.S. government securities	24				24
Emerging market debt	44		44
Alternative Investments:
Hedge fund of funds (c)	73			73
Insurance contracts (d)	10					10
Real estate	42			42
Other	6			1	5
Cash and cash equivalents	28		24		4
Total	$1,540	$384	$997	$116	$33	$10

Notes:

(a)	This category comprises a combination of small-, mid- and large-cap equity stocks that are allocated at the investment manager's discretion. Investments include common and preferred securities as well as equity funds that invest in these instruments.

(b)	This category represents a combination of investment grade corporate bonds, sovereign bonds, Yankee bonds, asset backed securities and U.S. government bonds. Investments include fixed income funds that invest in these instruments.

(c)	This category includes fund managers that invest in a well-diversified group of hedge funds where strategies include, but are not limited to, event driven, relative value, long/short market neutral, multistrategy and global macro. Investments may be made directly or through pooled funds.

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

	2012			2011
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge fund of funds	Real Estate and Other	Insurance contract	Hedge fund of funds	Real Estate and Other	Insurance contract
Fair value at beginning of period	$73	$43	$10	$78	$20	$10
Unrealized gains (losses) relating to:
Assets sold during the period			(1)
Assets still held at the reporting date	5	1		(5)	4
Purchases		3			19
Transfers out of Level 3		(1)
Fair value at end of period	$78	$46	$9	$73	$43	$10

Valuation Methods

The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

The fair value of hedge funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. We review with the custodian the methods used by the underlying managers to value the assets. We believe this is an appropriate methodology to obtain the fair value of these assets.

The fair value of insurance contracts is determined by reference to the contract provided by the insurance company.

The fair value of investments in real estate is provided by fund managers. The fund managers value the real estate investments via independent third party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. We believe this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

The fair value of cash and cash equivalents is set equal to its cost.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The Growth Portfolio is invested in a diversified pool of assets in order to generate an incremental return with an acceptable level of risk. The Immunizing Portfolio is a hedging portfolio that may be comprised of fixed income securities and overlay positions. This portfolio is designed to offset changes in the value of the pension liability due to changes in interest rates. The Liquidity Portfolio is a cash portfolio designed to meet short-term liquidity needs and reduce the plans’ overall risk. As a result of our diversification strategies, there are no significant concentrations of risk within the portfolio of investments.

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plan changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. As of December 31, 2012, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, as well as hedge fund of funds, real estate and emerging market debt) comprises 50% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips and corporate bonds) comprises 49% and the Liquidity Portfolio (cash and short-term securities) comprises 1%. During 2012, the Growth Portfolio target was 48%, the Immunizing Portfolio target was 48% and the Liquidity Portfolio target was 4%.

Significant assumptions — The significant weighted average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2012		2011		2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	3.77%	3.93%	4.57%	4.98%	5.23%	4.87%
Net periodic benefit cost:
Discount rate	4.57%	4.98%	5.23%	4.87%	5.79%	5.36%
Rate of compensation increase	N/A	3.14%	N/A	3.21%	N/A	3.19%
Expected return on plan assets	7.00%	3.74%	7.50%	4.09%	7.50%	4.12%

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

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 7.00% expected return on asset assumption for 2013 for our U.S. plans, the same rate we used for 2012.

The significant weighted average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2012	2011	2010
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	3.90%	4.18%	5.11%
Net periodic benefit cost:
Discount rate	4.18%	5.11%	5.79%
Initial health care costs trend rate	6.40%	6.70%	7.00%
Ultimate health care costs trend rate	5.02%	5.02%	5.02%
Year ultimate reached	2018	2018	2015

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2012:

	1% Point	1% Point
	Increase	Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	14	(12)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the period 2018 through 2022 are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2013	$137	$14	$7
2014	133	14	7
2015	132	14	7
2016	127	14	7
2017	124	16	7
2018 to 2022	594	103	35
Total	$1,247	$175	$70

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2013 to the defined benefit pension plans are $15 for our non-U.S. plans. We currently plan to make a discretionary contribution of $40 to our U.S. plans in 2013.

Multiemployer pension plans —

We participate in the Steelworkers Pension Trust (SPT) multiemployer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreement expires May 31, 2014. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2012. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers’ as a result of our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets do not meet expectations or as a result of future collectively bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each plan. Plans in the green zone are at least 80% funded, plans in the yellow zone are at least 65% funded and plans in the red zone are generally less than 65% funded. The SPT plan has utilized extended amortization provisions to amortize its losses from 2008. The plan recertified its zone status after using the extended amortization provisions as allowed by law. The SPT plan has not implemented a funding improvement or rehabilitation plan, nor are such plans pending. Our contributions to the SPT have not exceeded 5% of the total contributions to the plan. Contributions in 2011 increased from those made in 2010 due to increased levels of overtime. Contributions in 2012 increased from those made in 2011 as a result of changes in the contribution rate and increased levels of employment and overtime.

	Employer
	Identification	PPA		Funding Plan
Pension	Number /	Zone Status		Pending /	Contributions by Dana			Surcharge
Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed

SPT	23-6648508 / 499	Green	Green	No	$10	$9	$8	No

Note 12.  Marketable Securities

	2012			2011
		Unrealized	Fair		Fair
	Cost	Gains	Value	Cost	Value
U.S. government securities	$7	$-	$7	$10	$10
Corporate securities	11		11	8	8
Certificates of deposit	16		16	13	13
Other	25	1	26	25	25
Total marketable securities	$59	$1	$60	$56	$56

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $18, $13 and $3 at December 31, 2012.

Proceeds from liquidating available-for-sale marketable securities prior to their scheduled maturities were $1, $26 and $30 in 2012, 2011 and 2010. The related gains and losses realized on this activity were not significant.

Note 13.  Financing Agreements

Long-term debt at December 31 —

	2012	2011
Senior Notes, 6.50%, due 2019	$400	$400
Senior Notes, 6.75%, due 2021	350	350
Other indebtedness	109	105
Total	859	855
Less: current maturities	56	24
Total long-term debt	$803	$831

Other indebtedness includes the embedded lease obligation associated with the accounting for our agreement with SIFCO. See Note 2 for a further discussion of our agreement with SIFCO.

Scheduled principal payments on long-term debt as of December 31, 2012 —

	2013	2014	2015	2016	2017	Thereafter	Total
Debt maturities	$56	$36	$3	$4	$2	$758	$859

Senior notes — In January 2011, we completed the sale of $750 in senior unsecured notes (the Senior Notes). Interest on the notes is payable on February 15 and August 15 of each year beginning on August 15, 2011. Net proceeds of the offering totaled $733. Financing costs of $17 were recorded as deferred costs and are being amortized to interest expense over the life of the Senior Notes. The net proceeds, plus cash on hand of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our then existing term facility. In connection with the repayment of our term facility, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to other income, net.

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

Revolving facility — Following the issuance of the Senior Notes, we received commitments from new and existing lenders for a $500 amended revolving credit facility (the Revolving Facility) which expires in February 2016. In connection with amending the revolving credit facility, we paid $6 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $2 of previously deferred financing costs associated with our prior revolving credit facility to other income, net.

The Revolving Facility is guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation and Dana Companies, LLC and their respective subsidiaries (the guarantors) and grants a first priority lien on Dana’s and the guarantors’ accounts receivable and inventory and a second priority lien on substantially all of Dana’s and the guarantors’ remaining assets, including a pledge of 65% of the stock of our material foreign subsidiaries.

The Revolving Facility bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement as set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate
Greater than $350	1.50%	2.50%
Greater than $150 but less than or equal to $350	1.75%	2.75%
$150 or less	2.00%	3.00%

Commitment fees are applied based on the average daily unused portion of the available amounts under the Revolving Facility. If the average daily use is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the Revolving Facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum. Up to $300 of the Revolving Facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on a quarterly average availability under the Revolving Facility and a per annum fronting fee of 0.25%, payable quarterly. There were no borrowings under the Revolving Facility at December 31, 2012 but we had utilized $71 for letters of credit. Based on our borrowing base collateral of $325, we had potential availability at December 31, 2012 under the Revolving Facility of $254 after deducting the outstanding letters of credit.

European receivables loan facility — In March 2011, we terminated our previous European receivables loan agreements and established a new €75 ($99 at the December 31, 2012 exchange rate) accounts receivable backed credit facility which expires in February 2016. Availability under the program is subject to the existence of adequate levels of supporting accounts receivable. In connection with initiating the new program, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the program. We wrote off an insignificant amount of previously deferred financing costs on the former agreement to other income, net.

Advances under the program will bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). We pay a fee on any unused amount of the program, in addition to other customary fees. At December 31, 2012, we had no borrowings under this program. As of December 31, 2012, we had potential availability of $86 based on the effective borrowing base.

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

During the third quarter of 2010, we prepaid $46 of the term loan debt ($51 less $5 paid to a Dana subsidiary holding about 10% of the term loan debt) and we made a scheduled repayment of $2. In connection with these repayments, we wrote off the related OID of $3 to other income, net and we expensed $1 of previously deferred financing costs as interest expense. In the fourth quarter of 2010 we made a scheduled repayment of $2.

Debt covenants — At December 31, 2012, we were in compliance with the covenants of our debt agreements. Under the revolving facility and the Senior Notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

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

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted
		Prices in	Significant	Significant
		Active	Inputs	Inputs
		Markets	Observable	Unobservable
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$129	$-	$-	$129
Marketable securities - current asset	60	37	23
Currency forward contracts - current asset	4		4
Currency forward contracts - current liability	1		1

December 31, 2011
Notes receivable - noncurrent asset	$116	$-	$-	$116
Marketable securities - current asset	56	33	23
Currency forward contracts - current asset	1		1
Currency forward contracts - current liability	16		16

Changes in Level 3 recurring fair value measurements —

Notes receivable	2012	2011	2010
Beginning of period	$116	$103	$94
Accretion of value (interest income)	14	13	11
Note sold in Structures sale			(2)
Other	(1)
End of period	$129	$116	$103

Substantially all of the notes receivable balance consists of a callable note, due 2019, obtained in connection with a divestiture in 2004. The fair value of the note is derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publically traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note is the risk premium. A significant increase in the risk premium may result in a lower fair value measurement. A significant decrease in the risk premium would not result in a higher fair value measurement due to the callable value cap. The fair value of the note at December 31, 2012 and 2011 equaled the callable value.

Fair value measurements on a nonrecurring basis — In addition to items that are measured at fair value on a recurring basis, we also have long-lived assets that may be measured at fair value on a nonrecurring basis. These assets include intangible assets and property, plant and equipment which may be written down to fair value as a result of impairment.

Fair value of financial instruments — The fair values of financial instruments that do not approximate carrying values in our balance sheet are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$750	$805	$750	$765
Other indebtedness	109	107	105	103
Total	$859	$912	$855	$868

The fair value of our Senior Notes is estimated based upon a market approach (Level 2) while the fair value of our other indebtedness is based upon an income approach (Level 2).

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts, comprised of currency forward contracts involving the exchange of various currencies, were $217 and $213 as of December 31, 2012 and December 31, 2011.

The following currency forward contracts were outstanding at December 31, 2012 and 2011 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
December 31, 2012:
U.S. dollar	Mexican peso	$93	$-	$93	Dec-13
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound	33		33	Dec-13
British pound	U.S. dollar, Euro	42	1	43	Dec-13
Swedish krona	Euro	14	4	18	Dec-13
Australian dollar	U.S. dollar	8	3	11	Nov-13
Indian rupee	U.S. dollar, British pound, Euro		19	19	Nov-13
Total forward contracts		$190	$27	$217

December 31, 2011:
Mexican peso	U.S. dollar	$101	$-	$101	Dec-12
Euro	U.S. dollar, Canadian dollar, Hungarian forint, Japanese yen	35	7	42	Dec-12
British pound	U.S. dollar, Euro	22	1	23	Dec-12
Swedish krona	Euro	17		17	Dec-12
Australian dollar	U.S. dollar	12		12	Dec-12
Indian rupee	U.S. dollar, British pound, Euro		18	18	Sep-12
Total forward contracts		$187	$26	$213

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

Amounts to be reclassified to earnings — Deferred gains of $3 at December 31, 2012, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2012 market rates. Deferred losses at December 31, 2011 were $13, of which $7 have been reclassified from AOCI to earnings in 2012. The remainder of the change in the amounts deferred in AOCI is primarily attributable to the fluctuation of the U.S. dollar against the Mexican peso during 2012.

Note 15.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at December 31, 2012 versus 26,000 such claims at December 31, 2011. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $83 for indemnity and defense costs for settled, pending and future claims at December 31, 2012, compared to $89 at December 31, 2011. We use a fifteen-year time horizon for our estimate of this liability.

At December 31, 2012, we had recorded $50 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $53 recorded at December 31, 2011. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs. A 2011 settlement with one of the insurers provided increased coverage on pending and projected claims, resulting in an increased aggregate receivable as a percent of the total liability at December 31, 2011.

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2012 and 2011, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $11 at December 31, 2012 and $13 at December 31, 2011. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $2 at both dates.

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

	2013	2014	2015	2016	2017	Thereafter	Total
Lease commitments	$43	$52	$27	$19	$14	$54	$209

	2012	2011	2010
Rental expense	$63	$62	$64

Note 16.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	2012	2011	2010
Balance, beginning of period	$72	$85	$83
Amounts accrued for current period sales	20	36	41
Adjustments of prior accrual estimates	4	(4)	11
Settlements of warranty claims	(31)	(44)	(50)
Currency impact	1	(1)
Balance, end of period	$66	$72	$85

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

Note 17.  Income Taxes

Income tax expense (benefit) attributable to continuing operations —

	2012	2011	2010
Current
U.S. federal and state	$18	$2	$(16)
Non-U.S.	113	108	58
Total current	131	110	42

Deferred
U.S. federal and state		2	(5)
Non-U.S.	(80)	(25)	(7)
Total deferred	(80)	(23)	(12)
Total expense	$51	$87	$30

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income (loss) from continuing operations before income taxes —

	2012	2011	2010
U.S. operations	$77	$23	$(71)
Non-U.S. operations	287	283	126
Income (loss) before income taxes	$364	$306	$55

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2007. The U.S. federal income tax audits for 2006 through 2008 were settled during the first quarter of 2011 resulting in no incremental cash taxes. During 2010, we reversed accruals for uncertain tax positions of $9 related to the 1999 through 2002 and 2003 through 2005 U.S. Internal Revenue Service (IRS) audit cycles. We also paid $75 in 2010 to satisfy a bankruptcy claim related to these audit cycles.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When these issues are settled the total amounts of unrecognized tax benefits for all open tax years may be modified. In 2012, we accrued a tax reserve of $4 for an uncertain tax position in Italy. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Effective tax rate reconciliation —

	2012	2011	2010
U.S. federal income tax rate	35%	35%	35%
Adjustments resulting from:
State and local income taxes, net of federal benefit			(7)
Non-U.S. income	(4)	(2)	(7)
Non-U.S. tax incentives	(5)	(4)	(18)
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	4	4	10
Settlement and return adjustments	2	(5)	(8)
Miscellaneous items	(1)	1	14
Valuation allowance adjustments	(17)	(1)	36
Effective income tax rate for operations	14%	28%	55%

The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several entities, the 2012 adjustment of valuation allowances in Canada and the UK, local tax incentives in several countries outside the U.S., the 2010 adjustment of valuation allowances in Brazil, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. In 2011, income tax expense was reduced by $12 for the expected recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008. We received this reimbursement in cash in the second quarter of 2012. In 2012, income tax expense was reduced by one-time tax credits of $6 generated outside the U.S., and it was reduced by $34 and $20 for the release of valuation allowances that were recorded in Canada and the UK.

The tax expense or benefit recorded is generally determined without regard to other categories of earnings, such as OCI. An exception occurs if there is aggregate pre-tax income from other categories and a pre-tax loss from continuing operations, where a valuation allowance has been established against deferred tax assets in that entity. The tax benefit allocated to operations is the amount by which the loss from operations reduces the tax expense recorded with respect to the other categories of earnings. This exception resulted in a $5 charge to OCI in 2010 but was not applicable for the years ended December 31, 2012 and 2011.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized net expense of $7 for 2012 and a net benefit of $3 for 2010 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. The amount recognized in 2011 was not significant. We also accrued withholding tax of $10, $17 and $8 during 2012, 2011 and 2010 related to the actual transfer of funds to the U.S. and between foreign subsidiaries. The unrecognized tax liability associated with operations in which we are permanently reinvested is not practical to estimate.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $853 at the end of 2012. Of this amount, intercompany loans and related interest accruals with an equivalent value of $45 are denominated in a foreign currency and are not considered to be permanently invested as they are expected to be repaid in the near term.

Valuation allowance adjustments — We have generally not recognized tax benefits on losses generated in several entities, including the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit. During 2012, improvements in our operating results provided sufficient positive evidence to reduce the valuation allowances in Canada and the UK, resulting in tax benefits of $34 and $20. During 2011, improvements in our operating results provided sufficient positive evidence to reduce valuation allowances in Mexico and Spain, resulting in a tax benefit of $8. During 2010, we reorganized our business operations in Brazil by contributing a portion of our Brazilian operating assets into a previously dormant subsidiary with accumulated loss carryforwards that were offset with a valuation allowance. The profits of the contributed operating assets support the realization of the subsidiary’s loss carryforwards, so we reversed $16 of valuation allowances that had been recorded against these deferred tax assets. We will maintain full valuation allowances against our net deferred tax assets in the U.S. and other applicable countries until sufficient positive evidence exists to reduce or eliminate the valuation allowances. We believe that it is reasonably possible that valuation allowances in excess of $800 could be released in the next twelve months.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2012	2011
Net operating loss carryforwards	$933	$885
Postretirement benefits, including pensions	189	217
Research and development costs	104	112
Expense accruals	114	100
Foreign tax credits recoverable	31	86
Other tax credits recoverable	52	47
Capital loss carryforwards	66	30
Inventory reserves	17	18
Postemployment and other benefits	5	8
Other	24	23
Total	1,535	1,526
Valuation allowance	(1,184)	(1,334)
Deferred tax assets	351	192

Unremitted earnings	(151)	(117)
Goodwill and other intangibles	(75)	(99)
Depreciation	(25)	(20)
Other	(72)	(19)
Deferred tax liabilities	(323)	(255)
Net deferred tax assets (liabilities)	$28	$(63)

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating losses (NOLs), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2012. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets of $66 and $83 related to capital loss carryforwards and other credit carryforwards which are fully offset with valuation allowances at December 31, 2012. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with a portion expiring as early as 2013. We also have a deferred tax asset of $27 related to NOLs for excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

	Deferred			Earliest
	Tax	Valuation	Carryforward	Year of
	Asset	Allowance	Period	Expiration
Net operating losses
U.S. federal	$677	$(677)	20	2023
U.S. state	137	(137)	Various	2013
Brazil	32	(17)	Unlimited
France	15		Unlimited
Australia	41	(41)	Unlimited
Venezuela	1		Various	2013
U.K.	10	(5)	Unlimited
Argentina	16	(16)	5	2013
South Africa	4	(4)	15	2024
Total	$933	$(897)

Through further evaluation and audit adjustment, we estimate that the use of $736 of our U.S. federal NOLs is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. We estimate that the Internal Revenue Code (IRC) will limit our use of these pre-change NOLs to $84 annually. In the month following our reorganization in 2008, we paid approximately $733 to fund two VEBAs for certain union employee benefit obligations which the IRS confirmed as a deductible cost in the 2008 post-emergence period. This cost is included in the additional $1,199 of U.S. federal NOLs accumulated since the ownership change at emergence, which are not subject to limitation as of the end of 2012. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs. The deferred tax assets related to both the pre-change and post-change U.S. NOLs have a full valuation allowance.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements are recognized as components of income tax expense or benefit. Interest of $6 was accrued on the uncertain tax positions as of December 31, 2012 and 2011.

Reconciliation of gross unrecognized tax benefits —

	2012	2011	2010
Balance at January 1	$46	$53	$41
Decrease related to expiration of statute of limitations	(9)	(13)	(8)
Increase related to prior years tax positions	63	13	15
Increases related to current year tax positions	8	6	5
Decrease related to settlements		(13)
Balance at December 31	$108	$46	$53

We anticipate that our gross unrecognized tax benefits will decrease by $40 in the next twelve months upon the expected completion of the IRS examination of our federal tax returns for 2009 and 2010 and the associated adjustment to our federal NOL carryforward. The settlement of these matters with the IRS will not impact the effective tax rate. Gross unrecognized tax benefits of $53 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18.  Other Income, Net

	2012	2011	2010
Interest income	$24	$27	$30
Government grants and incentives	8	10	6
Foreign exchange gain (loss)	(15)		(19)
Strategic transaction expenses	(10)	(10)	(4)
Loss on extinguishment of debt		(53)	(7)
Gain on sale of equity investments		60
Impairment of long-lived assets	(2)	(5)
Other	14	25	17
Other income, net	$19	$54	$23

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI. Foreign exchange loss for 2010 also includes a charge of $3 resulting from the devaluation of the Venezuelan bolivar.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities.

As discussed in Note 13 above, the loss on extinguishment of debt in 2011 and 2010 resulted from writing off the original issue discount and previously deferred financing fees in connection with refinancing our term facility and modifying our credit facilities.

As discussed in Note 2 above, the gain on sale of equity investments resulted from the divestiture of our interests in the GETRAG Entities.

As discussed in Note 15 above, a recovery finalized in the second quarter of 2011 of past outlays related to asbestos claims resulted in a $6 credit to other income, net.

Note 19.  Segments, Geographical Area and Major Customer Information

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

Segment information —

		Inter-
	External	Segment	Segment	Capital		Net
2012	Sales	Sales	EBITDA	Spend	Depreciation	Assets
LVD	$2,743	$186	$263	$47	$82	$708
Power Technologies	1,012	21	137	24	41	394
Commercial Vehicle	1,960	134	199	30	38	757
Off-Highway	1,509	54	189	22	18	399
Eliminations and other		(395)		41	11	365
Total	$7,224	$-	$788	$164	$190	$2,623

2011
LVD	$2,696	$206	$262	$71	$90	$730
Power Technologies	1,042	27	139	34	46	420
Commercial Vehicle	2,245	122	218	49	46	808
Off-Highway	1,560	63	166	21	22	432
Eliminations and other	1	(418)		21	13	339
Total	$7,544	$-	$785	$196	$217	$2,729

2010
LVD	$2,397	$201	$227	$61	$107	$831
Power Technologies	927	26	125	17	50	434
Commercial Vehicle	1,463	102	139	15	46	664
Off-Highway	1,131	43	98	10	24	481
Eliminations and other	3	(372)		17	11	161
Total	$5,921	$-	$589	$120	$238	$2,571

Net assets include accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2012	2011	2010
Segment EBITDA	$788	$785	$589
Corporate expense and other items, net	(11)	(21)	(42)
Expenses previously allocated to Structures	(1)	(1)	(4)
Depreciation	(188)	(212)	(232)
Amortization of intangibles	(87)	(90)	(76)
Restructuring	(47)	(82)	(74)
Loss on extinguishment of debt		(53)	(7)
Gain on sale of equity investment		60
Strategic transaction and other expenses	(9)	(12)	(5)
Impairment and loss on sale of assets	(6)	(7)	(3)
Stock compensation expense	(17)	(8)	(14)
Foreign exchange on intercompany loans and market value adjustments on forwards	2	(1)	(18)
Interest expense	(84)	(79)	(89)
Interest income	24	27	30
Income from continuing operations before income taxes	364	306	55
Income tax expense	51	87	30
Equity in earnings of affiliates	2	21	11
Income from continuing operations	315	240	36
Loss from discontinued operations		(8)	(21)
Net income	$315	$232	$15

Reconciliation of segment net assets to consolidated total assets —

	2012	2011
Net assets	$2,623	$2,729
Accounts payable and other current liabilities	1,100	1,293
Other current and long-term assets	1,421	1,255
Consolidated total assets	$5,144	$5,277

Geographic information — Of our consolidated net sales, the U.S., Italy, Brazil and Germany account for 41%, 10%, 8% and 6%, respectively. No other country accounts for more than 5% of our consolidated net sales. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2012	2011	2010	2012	2011	2010
North America
United States	$2,975	$2,973	$2,551	$300	$327	$363
Other North America	396	364	285	138	147	162
Total	3,371	3,337	2,836	438	474	525
Europe
Italy	731	755	517	64	64	70
Germany	408	434	360	118	123	135
Other Europe	882	905	702	158	157	168
Total	2,021	2,094	1,579	340	344	373
South America
Brazil	574	1,011	535	136	149	130
Other South America	351	323	248	73	84	75
Total	925	1,334	783	209	233	205
Asia Pacific	907	779	723	252	234	248
Total	$7,224	$7,544	$5,921	$1,239	$1,285	$1,351

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,254 (17%) in 2012, $1,276 (17%) in 2011 and $1,180 (20%) in 2010.

Export sales from the U.S. were $321, $306 and $281 in 2012, 2011 and 2010.

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Dividends received from equity affiliates were $3, $4 and $2 in 2012, 2011 and 2010.

Equity method investments exceeding $5 at December 31, 2012 —

	Ownership
	Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$148
Bendix Spicer Foundation Brake, LLC	20%	34
Axles India Limited	48%	8
All others as a group	Various	10
Investments in equity affiliates		200
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$202

The carrying value of our equity method investments at December 31, 2012 was $81 more than our share of the affiliates’ book value, including $47 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding the $47 attributable to goodwill, is being amortized on a straight line basis over the underlying assets’ estimated useful lives of five to 45 years.

Summarized financial information for DDAC and other equity affiliates on a combined basis —

	DDAC			Other Equity Affiliates Combined
	2012	2011	2010	2012	2011*	2010
Sales	$683	$951	$1,040	$522	$1,134	$977
Gross profit	$68	$100	$112	$75	$162	$150
Pre-tax income	$8	$43	$30	$21	$50	$36
Net income	$7	$36	$26	$16	$36	$26
Dana's equity earnings in affiliate	$(1)	$8	$1	$3	$13	$10

* Includes results of GETRAG Entities through September 30, 2011.

			Other Equity
	DDAC		Affiliates Combined
	2012	2011	2012	2011
Current assets	$487	$647	$141	$179
Noncurrent assets	152	152	71	75
Total assets	$639	$799	$212	$254

Current liabilities	$454	$627	$89	$128
Noncurrent liabilities	18	15	23	33
Total liabilities	$472	$642	$112	$161

Dana Holding Corporation

Quarterly Results (Unaudited)

(In millions, except per share amounts)

	For the 2012 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,964	$1,936	$1,715	$1,609
Gross margin	$266	$273	$238	$197
Net income	$73	$89	$60	$93
Net income attributable to the parent company	$70	$86	$56	$88
Net income per share available to parent company stockholders
Basic	$0.42	$0.53	$0.32	$0.54
Diluted	$0.33	$0.40	$0.26	$0.41

	For the 2011 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$1,789	$1,920	$1,940	$1,895
Gross margin	$216	$232	$234	$215
Net income (loss)	$(25)	$70	$112	$75
Net income (loss) attributable to the parent company	$(30)	$68	$110	$71
Net income (loss) per share available to parent company stockholders
Basic	$(0.26)	$0.41	$0.69	$0.43
Diluted	$(0.26)	$0.32	$0.51	$0.33

Note: Gross margin is net sales less cost of sales.

Net sales and gross margin amounts for 2011 and the first and second quarters of 2012 have been restated to present the Structural Products business as a discontinued operation following the cessation of activities in August 2012. Net income for the fourth quarter of 2012 includes income tax valuation allowance releases of $54. Net income for the first quarter of 2011 includes $53 in losses on extinguishment of debt from repayment of our credit facilities. Net income for the third quarter of 2011 includes a $60 gain on sale of equity investments resulting from the divestiture of our interests in the GETRAG Entities.

Dana Holding Corporation

Schedule II

Valuation and Qualifying Accounts and Reserves

(In millions)

				Adjustments
				arising
		Amounts		from change
	Balance at	charged		in currency	Balance at
	beginning	(credited)	Allowance	exchange rates	end of
	of period	to income	utilized	and other items	period
For the Year Ended December 31, 2012
Amounts deducted from assets:
Allowance for doubtful receivables	$8	$1	$(1)	$-	$8
Inventory reserves	55	6	(12)	2	51
Valuation allowance for deferred tax assets	1,334	(114)	(79)	43	1,184
Total allowances deducted from assets	$1,397	$(107)	$(92)	$45	$1,243

For the Year Ended December 31, 2011
Amounts deducted from assets:
Allowance for doubtful receivables	$11	$-	$(3)	$-	$8
Inventory reserves	59	6	(9)	(1)	55
Valuation allowance for deferred tax assets	1,345	(25)		14	1,334
Total allowances deducted from assets	$1,415	$(19)	$(12)	$13	$1,397

For the Year Ended December 31, 2010
Amounts deducted from assets:
Allowance for doubtful receivables	$18	$(2)	$(5)	$-	$11
Inventory reserves	60	9	(10)		59
Valuation allowance for deferred tax assets	1,409	46	(3)	(107)	1,345
Total allowances deducted from assets	$1,487	$53	$(18)	$(107)	$1,415

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

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees and Series A Preferred Directors,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2012 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
(Shares in millions)	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(1)	Warrants and Rights(2)	Future Issuance
Equity compensation plans
approved by security holders	4.7	$11.73	7.0
Equity compensation plans not
approved by security holders
Total	4.7	$11.73	7.0

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2012.

(2)	Calculated without taking into account the 1.4 shares of common stock subject to outstanding restricted stock units and performance shares that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees and Series A Preferred Directors” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Auditors" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 23, 2013, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		10-K Pages
(a) List of documents filed as a part of this report:
1.	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	36
	Consolidated Statement of Operations	37
	Consolidated Statement of Comprehensive Income	38
	Consolidated Balance Sheet	39
	Consolidated Statement of Cash Flows	40
	Consolidated Statement of Stockholders' Equity	41
	Notes to Consolidated Financial Statements	43
2.	Quarterly Results (Unaudited)	84
3.	Financial Statement Schedule:
	Valuation and Qualifying Accounts and Reserves (Schedule II)	85
	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
4.	Exhibit Index	91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date: February 21, 2013
	By:	/s/ Roger J. Wood
Roger J. Wood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2013 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ Roger J. Wood	President and Chief Executive Officer
Roger J. Wood	(Principal Executive Officer)

/s/ William G. Quigley III	Executive Vice President and Chief Financial
William G. Quigley III	Officer (Principal Financial Officer)

/s/ Rodney R. Filcek	Senior Vice President and Chief Accounting
Rodney R. Filcek	Officer (Principal Accounting Officer)

/s/ Mark T. Gallogly*	Director
Mark T. Gallogly

/s/ Virginia A. Kamsky*	Director
Virginia A. Kamsky

/s/ Terrence J. Keating*	Director
Terrence J. Keating

/s/ Brandt F. McKee*	Director
Brandt F. McKee

/s/ Joseph C. Muscari*	Non-Executive Chairman and Director
Joseph C. Muscari

/s/ Mark A. Schulz*	Director
Mark A. Schulz

/s/ Steven B. Schwarzwaelder*	Director
Steven B. Schwarzwaelder

/s/ Richard F. Wallman*	Director
Richard F. Wallman

/s/ Keith E. Wandell*	Director
Keith E. Wandell

*By:	/s/ Marc S. Levin
Marc S. Levin, Attorney-in-Fact

EXHIBIT INDEX

All documents referenced below were filed by Dana Corporation or Dana Holding Corporation (as successor registrant) - file number 001-01063, unless otherwise indicated.

No.		Description

3.1		Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant's Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
3.2		Bylaws of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.
4.1		Registration Rights Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.2		Shareholders Agreement dated as of January 31, 2008, by and among the Company and Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
4.3		Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.4		Specimen Series A Preferred Stock Certificate. Filed as Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.5		Specimen Series B Preferred Stock Certificate. Filed as Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.6		Indenture, dated as of January 28, 2011, between Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
4.7		First Supplemental Indenture, between Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
10.1	**	Executive Employment Agreement dated April 18, 2011 by and between Roger Wood and Dana Holding Corporation. Filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.2	**	Letter to Mark E. Wallace dated July 26, 2011. Filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.3	**	Form of Proprietary Interest Protection and Non-Solicitation Agreement. Filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
10.4	**	Dana Limited Supplemental Executive Retirement Plan. Filed with this Report.
10.5	**	Supplemental Executive Retirement Plan for Jeffrey S. Bowen dated September 20, 2012. Filed with this Report.
10.6	**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.7	**	Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement dated May 2, 2012, and incorporated herein by reference.
10.8	**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.9	**	Form of Option Right Agreement for Non-Employee Directors. Filed as Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.

No.		Description

10.10	**	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors. Filed as Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
10.11	**	Form of Option Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.12	**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.39 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.13	**	Form of Performance Share Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.14	**	Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.15	**	Form of Option Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed with this Report.
10.16	**	Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed with this Report.
10.17	**	Form of Performance Share Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed with this Report.
10.18	**	Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed with this Report.
10.19	**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.20	**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
10.21		Amended and Restated Revolving Credit and Guaranty Agreement dated February 24, 2011, among Dana Holding Corporation, as borrower; the guarantor parties thereto; the banks, financial institutions and other institutional lenders party thereto, each as a lender; Citicorp USA, Inc., as administrative agent and collateral agent; Citigroup Global Markets, Inc. and Wells Fargo Capital Finance, LLC, as joint lead arrangers and joint bookrunners; Wells Fargo, as syndication agent; Bank of America, N.A. and Barclays Bank PLC, as documentation agents; and Deutsche Bank AG Cayman Islands Branch, Deutsche Bank Securities Inc, ING Capital LLC, UBS Securities LLC and UBS Loan Finance LLC, as senior managing agents. Filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.
10.22		Revolving Facility Security Agreement, dated as of January 31, 2008, among Dana Holding Corporation, the guarantors party thereto and Citicorp USA, Inc., as collateral agent. Filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.23		Intercreditor Agreement, dated as of January 31, 2008, among Dana Holding Corporation, Citicorp USA, Inc., as collateral and administrative agents under the Term Facility Credit and Guaranty Agreement and the Revolving Credit and Guaranty Agreement. Filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.24		Credit Agreement dated March 8, 2011, among Dana Financial Services Ireland Limited, as the Borrower; Various Lenders, as the Lenders and ING Capital LLC, as a Lender and as Agent for the Lenders. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 11, 2011, and incorporated herein by reference.

No.	Description

21	List of Subsidiaries of Dana Holding Corporation. Filed with this Report.
23	Consent of PricewaterhouseCoopers LLP. Filed with this Report.
24	Power of Attorney. Filed with this Report.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer. Filed with this Report.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer. Filed with this Report.
32	Section 1350 Certification of Periodic Report (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002). Filed with this Report.
101	101.INS XBRL Instance Document*
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

