Form 10-Q
period 2013-03-31
DANA HOLDING CORP
filed 2013-04-25
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2013
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
Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 146,836,990 shares of the registrant’s common stock outstanding at April 12, 2013.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net sales	$1,676	$1,964
Costs and expenses
Cost of sales	1,462	1,698
Selling, general and administrative expenses	103	113
Amortization of intangibles	19	19
Restructuring charges, net	2	5
Other income (expense), net	2	(1)
Income from continuing operations before interest expense and income taxes	92	128
Interest expense	21	21
Income from continuing operations before income taxes	71	107
Income tax expense	27	37
Equity in earnings of affiliates	4	4
Income from continuing operations	48	74
Income (loss) from discontinued operations	2	(1)
Net income	50	73
Less: Noncontrolling interests net income	8	3
Net income attributable to the parent company	42	70
Preferred stock dividend requirements	8	8
Net income available to common stockholders	$34	$62

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.22	$0.43
Income (loss) from discontinued operations	$0.01	$(0.01)
Net income	$0.23	$0.42

Diluted:
Income from continuing operations	$0.18	$0.33
Income from discontinued operations	$0.01	$—
Net income	$0.19	$0.33

Weighted-average common shares outstanding
Basic	148.0	147.5
Diluted	214.4	214.7

Dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net income	$50	$73
Less: Noncontrolling interests net income	8	3
Net income attributable to the parent company	42	70

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(17)	44
Unrealized hedging gains and losses	3	8
Unrealized investment and other gains and losses	1	2
Defined benefit plans	8	2
Other comprehensive income (loss) attributable to the parent company	(5)	56

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(2)	1
Other comprehensive income (loss) attributable to noncontrolling interests	(2)	1

Total comprehensive income attributable to the parent company	37	126
Total comprehensive income attributable to noncontrolling interests	6	4
Total comprehensive income	$43	$130

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$981	$1,059
Marketable securities	63	60
Accounts receivable
Trade, less allowance for doubtful accounts of $9 in 2013 and $8 in 2012	980	818
Other	231	170
Inventories
Raw materials	393	388
Work in process and finished goods	383	354
Other current assets	126	104
Total current assets	3,157	2,953
Goodwill	99	101
Intangibles	303	325
Other noncurrent assets	258	324
Investments in affiliates	208	202
Property, plant and equipment, net	1,209	1,239
Total assets	$5,234	$5,144

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$84	$101
Accounts payable	914	766
Accrued payroll and employee benefits	136	160
Accrued restructuring costs	23	23
Taxes on income	69	63
Other accrued liabilities	180	197
Total current liabilities	1,406	1,310
Long-term debt	839	803
Pension and postretirement obligations	681	715
Other noncurrent liabilities	360	368
Total liabilities	3,286	3,196
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,221,199 shares outstanding	511	511
Common stock, $0.01 par value, 450,000,000 shares authorized, 147,368,839 and 148,264,067 outstanding	2	2
Additional paid-in capital	2,680	2,668
Accumulated deficit	(736)	(762)
Treasury stock, at cost (3,344,863 and 1,797,988 shares)	(51)	(25)
Accumulated other comprehensive loss	(801)	(793)
Total parent company stockholders' equity	1,847	1,843
Noncontrolling equity	101	105
Total equity	1,948	1,948
Total liabilities and equity	$5,234	$5,144

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$50	$73
Depreciation	42	49
Amortization of intangibles	22	22
Amortization of deferred financing charges	1	1
Unremitted earnings of affiliates	(4)	(3)
Stock compensation expense	5	7
Deferred income taxes	(2)	2
Pension contributions, net	(16)	(165)
Change in working capital	(109)	(137)
Other, net	(4)	(2)
Net cash used in operating activities	(15)	(153)

Investing activities
Purchases of property, plant and equipment	(29)	(34)
Acquisition of business	(4)
Other	1	(2)
Net cash used in investing activities	(32)	(36)

Financing activities
Net change in short-term debt	(3)	20
Proceeds from long-term debt	53	16
Repayment of long-term debt	(30)	(3)
Dividends paid to preferred stockholders	(8)	(8)
Dividends paid to common stockholders		(7)
Distributions to noncontrolling interests	(1)
Repurchases of common stock	(24)
Payments to acquire noncontrolling interests	(7)
Other		1
Net cash provided by (used in) financing activities	(20)	19

Net decrease in cash and cash equivalents	(67)	(170)
Cash and cash equivalents – beginning of period	1,059	931
Effect of exchange rate changes on cash balances	(11)	12
Cash and cash equivalents – end of period	$981	$773

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

2.	Acquisitions and Divestitures

3.	Discontinued Operations

4.	Goodwill and Other Intangible Assets

5.	Restructuring of Operations

6.	Stockholders' Equity

7.	Earnings per Share

8.	Stock Compensation

9.	Pension and Postretirement Benefit Plans

10.	Marketable Securities

11.	Financing Agreements

12.	Fair Value Measurements and Derivatives

13.	Commitments and Contingencies

14.	Warranty Obligations

15.	Income Taxes

16.	Other Income (Expense), Net

17.	Segments

18.	Equity Affiliates

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

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. These statements are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The financial information included herein should be read in conjunction with the consolidated financial statements in Item 8 of our 2012 Form 10-K.

Discontinued operations — We classify a business component that has been disposed of or classified as held for sale as discontinued operations if the cash flows of the component have been or will be eliminated from our ongoing operations and we will no longer have any significant continuing involvement in or with the component. The results of operations of our discontinued operations, including any gains or losses on disposition, are aggregated and presented on one line in the consolidated statement of operations. See Note 3 for additional information regarding our discontinued operations.

Recently adopted accounting pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued guidance to enhance disclosures about offsetting assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance was effective January 1, 2013. The adoption of this guidance did not impact our financial condition or results of operations.

Recently issued accounting pronouncements

In March 2013, the FASB issued guidance to clarify existing requirements for the release - the recognition of an amount in the income statement - of the cumulative translation adjustment. The guidance applies to the release of cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. It also applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The accounting for the financial interest within a foreign entity is the same regardless of the form of the transaction. The guidance will be applied to relevant transactions that occur on or after January 1, 2014. The impact related to this guidance is not presently determinable.

In February 2013, the FASB issued guidance related to obligations resulting from joint and several liability arrangements where the amount of the obligation is fixed at the reporting date. Obligations within scope include certain debt arrangements and settled litigation but not contingencies, guarantees, retirement benefits or income taxes. The guidance, which is effective January 1, 2014, is not expected to impact our financial condition or results of operations.

In July 2012, the FASB issued guidance to provide an option in a company's annual indefinite-lived intangible asset impairment test to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an asset is impaired. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The changes are effective for annual and interim impairment tests performed after January 1, 2013. Adoption of this guidance will not impact our financial condition or results of operations.

Note 2. Acquisitions and Divestitures

Fallbrook — On September 10, 2012, we entered into a strategic alliance with Fallbrook Technologies Inc. (Fallbrook). Among the agreements executed was an exclusive license agreement allowing Dana to engineer, produce and sell transmission components and other advanced powertrain solutions with Fallbrook’s continuously variable planetary (CVP) technology for passenger and certain off-highway vehicles in the end markets Dana serves. The exclusive license agreement, along with an engineering services agreement and key engineers hired from Fallbrook, provide Dana with intellectual property, processes, techniques, technical data, training, designs and drawings related to the development, application, use, manufacture and production of the CVP technology. The transaction with Fallbrook has been accounted for as a business combination.

Dana will pay Fallbrook $20 under the exclusive license agreement for the markets licensed to Dana; $7 was paid at closing, $5 was paid during the fourth quarter of 2012, $4 was paid during the first quarter of 2013 and the remaining $4 will be paid during the second quarter of 2013. The aggregate fair value of the assets acquired of $20 has been allocated to intangible assets used in research and development activities which are initially classified as indefinite-lived with $12 and $8 assigned to our Off-Highway and Light Vehicle Driveline (LVD) operating segments, respectively. We used the multi-period excess earnings method, an income approach, to value the intangible assets used in research and development activities.

Divestiture of Structural Products business — In March 2010, we sold substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). Approximately $12 of the proceeds was paid into escrow. The agreement provided for those funds to be released to Dana by June 2012; however, the buyer has presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. The parties are pursuing an arbitration process to resolve the issues with arbitration currently expected to take place during the fourth quarter. Dana does not presently believe that any obligation to indemnify the buyer will be material.

Other — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds to be received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $32 in 2012 through the date of the disposition.

Note 3. Discontinued Operations

The sale of substantially all of the assets of our Structural Products business in 2010 excluded the facility in Longview, Texas and its employees and manufacturing assets related to a significant customer contract. The customer contract was satisfied and operations concluded in August 2012. As a result of the cessation of all operations, the former Structural Products business is now presented as discontinued operations in the accompanying financial statements.

The results of the discontinued operations were as follows:

	Three Months Ended March 31,
	2013	2012
Sales	$—	$13
Cost of sales		11
Restructuring expense	1	1
Other income (expense), net	3	(2)
Pre-tax income (loss)	2	(1)
Income tax expense	—	—
Income (loss) from discontinued operations	$2	$(1)

The Longview facility was sold in March 2013 for an amount that approximated its carrying value. A previously closed plant in Canada remains on the balance sheet with a book value of $4 at March 31, 2013. Other assets and liabilities related to the discontinued operations at March 31, 2013 were not material.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

		March 31, 2013			December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$92	$(72)	$20	$93	$(69)	$24
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	535	(340)	195	538	(325)	213
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$716	$(413)	$303	$720	$(395)	$325

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at March 31, 2013 were as follows: LVD — $17, Power Technologies — $25, Commercial Vehicle — $171 and Off-Highway — $90.

Amortization expense related to amortizable intangible assets —

	Three Months Ended March 31,
	2013	2012
Charged to cost of sales	$3	$3
Charged to amortization of intangibles	19	19
Total amortization	$22	$22

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on March 31, 2013 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2013	2014	2015	2016	2017
Amortization expense	$65	$50	$23	$21	$18

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

Restructuring expense of $3, including $1 associated with discontinued operations, during the first quarter of 2013 is attributable to exit costs associated with previously announced initiatives.

Restructuring expense of $6, including $1 associated with discontinued operations, during the first quarter of 2012 was also attributable to costs associated with previously announced initiatives and included $4 of severance and related benefits costs and $2 of exit costs.

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2012	$27	$13	$40
Activity during the period:
Charges to restructuring	1	2	3
Adjustments of accruals	(1)		(1)
Discontinued operations charges		1	1
Cash payments	(6)	(4)	(10)
Balance at March 31, 2013, including noncurrent portion	$21	$12	$33

At March 31, 2013, the accrued employee termination benefits relate to the reduction of approximately 600 employees to be completed over the next two years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $20 in 2013 and $13 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2013	2013	Total to Date
LVD	$18	$1	$19	$9
Power Technologies	9		9	2
Commercial Vehicle	19	1	20	7
Off-Highway	8		8	1
Discontinued operations	4	1	5	4
Total	$58	$3	$61	$23

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends accrued but not paid were $8 at both March 31, 2013 and December 31, 2012.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first quarter of 2013. Common stock dividends accrued but not paid were $8 at March 31, 2013. Dividends accrue on restricted stock units granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we repurchased 1,397,887 shares of our common stock during the first quarter of 2013. At March 31, 2013, $211 remained available for future share repurchases.

Changes in equity —

	2013			2012
Three Months Ended March 31,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, December 31	$1,843	$105	$1,948	$1,737	$101	$1,838
Total comprehensive income	37	6	43	126	4	130
Preferred stock dividends	(8)		(8)	(8)		(8)
Common stock dividends	(8)		(8)	(7)		(7)
Distributions to noncontrolling interests		(1)	(1)
Common stock share repurchases	(24)		(24)
Adjustments to paid-in capital for purchase of noncontrolling interests	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests	(3)		(3)
Purchase of noncontrolling interests		(9)	(9)
Stock compensation	6		6	5		5
Stock withheld for employee taxes	(2)		(2)
Ending Balance, March 31	$1,847	$101	$1,948	$1,853	$105	$1,958

Changes in components of Accumulated Other Comprehensive Income (Loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(17)				(17)
Holding gains		5	1		6
Reclassification of amount to net income (a)		(2)			(2)
Venezuelan bolivar devaluation				2	2
Amortization of net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(17)	3	1	8	(5)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, March 31, 2013	$(219)	$7	$13	$(602)	$(801)

Balance, December 31, 2011	$(192)	$(10)	$10	$(458)	$(650)
Other comprehensive income (loss):
Currency translation adjustments	44				44
Holding gains		8	2		10
Reclassification of amount to net income (a)		2			2
Net actuarial loss				(1)	(1)
Amortization of net actuarial losses included in net periodic benefit cost (b)				3	3
Tax expense		(2)			(2)
Other comprehensive income (loss)	44	8	2	2	56
Balance, March 31, 2012	$(148)	$(2)	$12	$(456)	$(594)

(a) Foreign currency contract reclassifications are included in other income (expense), net.
(b) See Note 9 for additional details.

During the first quarter of 2013, Dana purchased the noncontrolling interests in three of its subsidiaries for $7. Dana maintained its controlling financial interest in each of the subsidiaries and accounted for the purchases as equity transactions. The difference between the fair value of the consideration paid and the carrying value of the noncontrolling interests was recognized in additional paid-in capital of the parent company. At the time of the purchases the subsidiaries had accumulated other comprehensive income. Accumulated other comprehensive income of the parent company has been adjusted to reflect the ownership interest change with a corresponding offset in additional paid-in capital of the parent company.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended March 31,
	2013	2012
Income from continuing operations	$48	$74
Less: Noncontrolling interests	8	3
Less: Preferred stock dividend requirements	8	8
Income from continuing operations available to common stockholders - Numerator basic	32	63
Preferred stock dividend requirements	8	8
Numerator diluted	$40	$71

Net income available to common stockholders - Numerator basic	$34	$62
Preferred stock dividend requirements	8	8
Numerator diluted	$42	$70

Weighted-average number of shares outstanding - Denominator basic	148.0	147.5
Employee compensation-related shares, including stock options	1.7	2.5
Conversion of preferred stock	64.7	64.7
Denominator diluted	214.4	214.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.8 million and 0.7 million CSEs from the calculations of diluted earnings per share for the respective quarters ended March 31 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of stock options, stock appreciation rights (SARs) and restricted stock units (RSUs) shown in the table below during the first quarter of 2013.

		Weighted-average Per Share
	Granted (In millions)	Exercise Price	Grant Date Fair Value
Stock options	0.9	$16.19	$7.45
SARs	0.2	$16.19	$7.45
RSUs	0.5		$16.24

Stock options and SARs related to 0.2 million shares were exercised and an insignificant number of shares were forfeited in 2013. We received $1 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and performance share units during 2013. We also issued 0.1 million in RSUs and 0.4 million in performance shares based on vesting.

We estimated fair values for options and SARs granted during 2013 using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was calculated by dividing the expected annual dividend by the average stock price of our common stock over the prior year. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options	SARs
Expected term (in years)	6.00	6.00
Risk-free interest rate	1.07%	1.07%
Dividend yield	1.41%	1.41%
Expected volatility	55.80%	55.80%

We recognized stock compensation expense of $5 and $7 during the first quarter of 2013 and 2012. At March 31, 2013, the total unrecognized compensation cost related to the nonvested equity awards granted and expected to vest was $28. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2013		2012		OPEB - Non-U.S.
Three Months Ended March 31,	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Interest cost	$19	$3	$21	$3	$1	$1
Expected return on plan assets	(29)		(27)
Service cost		1		1
Amortization of net actuarial loss	5	1	3
Net periodic (benefit) cost	$(5)	$5	$(3)	$4	$1	$1

In the first quarter of 2013 we contributed $10 to the U.S. pension plans.

Note 10. Marketable Securities

	March 31, 2013			December 31, 2012
	Cost	Unrealized Gains	Fair Value	Cost	Unrealized Gains	Fair Value
U.S. government securities	$7	$—	$7	$7	$—	$7
Corporate securities	11		11	11		11
Certificates of deposit	18		18	16		16
Other	25	2	27	25	1	26
Total marketable securities	$61	$2	$63	$59	$1	$60

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $20, $13 and $3 at March 31, 2013.

We received proceeds of $1 from liquidating available-for-sale marketable securities prior to their scheduled maturities in the first quarter 2012. The related loss realized on this activity was not significant.

Note 11. Financing Agreements

Senior notes — At March 31, 2013, the aggregate principal amount of our senior notes outstanding was $750. Our senior notes include $400 at a fixed interest rate of 6.50% maturing in 2019 and $350 at a fixed rate of 6.75% maturing in 2021. The weighted-average interest rate on the senior notes was 6.62%. Interest on the notes is payable semi-annually on February 15 and August 15.

Other indebtedness — Other indebtedness increased from $109 at December 31, 2012 to $131 at March 31, 2013 primarily due to increased long-term borrowings in advance of scheduled long-term debt repayments at international locations.

Revolving facility — We maintain a revolving credit facility with lenders permitting aggregate borrowings of up to $500. The revolving facility bears interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving facility agreement) plus a margin based on the undrawn amounts available under the revolving facility. Commitment fees are applied based on the average daily unused portion of the available amounts under the revolving facility. If the average daily unused portion of the revolving facility is less than 50%, the applicable fee will be 0.50% per annum. If the average daily unused portion of the revolving facility is equal to or greater than 50%, the applicable fee will be 0.625% per annum. Up to $300 of the revolving facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on quarterly average availability under the revolving facility and a per annum fronting fee of 0.25%, payable quarterly. There were no borrowings under the revolving facility at March 31, 2013 but we had utilized $71 for letters of credit. Based on our borrowing base collateral of $366, we had potential availability at March 31, 2013 under the revolving facility of $295 after deducting the outstanding letters of credit. The revolving facility expires in February 2016.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility (European facility) which permits borrowings of up to €75 ($96 at the March 31, 2013 exchange rate). Availability through the European facility is subject to the existence of adequate levels of supporting accounts receivable. Advances from the European facility bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). We pay a fee on the unused amount of the European facility, in addition to other customary fees. At March 31, 2013, we had no borrowings under the European facility. As of March 31, 2013, we had potential availability of $96 based on the effective borrowing base. The European facility expires in March 2016.

Debt covenants — At March 31, 2013, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
March 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - current asset	$61	$—	$—	$61
Notes receivable - noncurrent asset	72			72
Marketable securities - current asset	63	38	25
Currency forward contracts - current asset	9		9
Currency forward contracts - current liability	2		2

December 31, 2012
Notes receivable - noncurrent asset	$129	$—	$—	$129
Marketable securities - current asset	60	37	23
Currency forward contracts - current asset	4		4
Currency forward contracts - current liability	1		1

Changes in Level 3 recurring fair value measurements —

	Three Months Ended March 31,
Notes receivable, including current portion	2013	2012
Beginning of period	$129	$116
Accretion of value (interest income)	4	4
Other		(1)
End of period	$133	$119

The notes receivable balance represents a callable note, due 2019, obtained in connection with a divestiture in 2004. The fair value of the note is derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publicly traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note is the risk premium. A significant increase in the risk premium may result in a lower fair value measurement. A significant decrease in the risk premium would not result in a higher fair value measurement due to the callable value cap. The fair value of the note at March 31, 2013 equaled the callable value. We classified $61 of the note receivable as a current asset at March 31, 2013 based on having received notification from the obligor of its intention to prepay a portion of the note in April 2013.

Fair value of financial instruments – The fair values of financial instruments that do not approximate carrying values in our balance sheet are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$750	$817	$750	$805
Other indebtedness	131	129	109	107
Total	$881	$946	$859	$912

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

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts, comprised of currency forward contracts involving the exchange of various currencies, were $214 and $217 as of March 31, 2013 and December 31, 2012.

The following currency forward contracts were outstanding at March 31, 2013 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$97	$—	$97	Mar-14
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound	49		49	Mar-14
British pound	U.S. dollar, Euro	17	1	18	Mar-14
Swedish krona	Euro	16	2	18	Mar-14
Australian dollar	U.S. dollar	10	2	12	Feb-14
South African rand	U.S. dollar, Euro		6	6	Jun-13
Indian rupee	U.S. dollar, British pound, Euro		14	14	Nov-13
Total forward contracts		$189	$25	$214

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

Amounts to be reclassified to earnings — Deferred gains of $7 at March 31, 2013, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to March 31, 2013 market rates. Deferred gains at December 31, 2012 were $3, of which $2 was reclassified from AOCI to earnings in the first quarter of 2013. The remainder of the change in the amounts deferred in AOCI is primarily attributable to the weakening of the U.S. dollar against the Mexican peso during the first quarter of 2013.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both March 31, 2013 and December 31, 2012. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $80 for indemnity and defense costs for settled, pending and future claims at March 31, 2013, compared to $83 at December 31, 2012. We use a fifteen-year time horizon for our estimate of this liability.

At March 31, 2013, we had recorded $48 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $50 recorded at December 31, 2012. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does n ot represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at March 31, 2013 and December 31, 2012, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $9 at March 31, 2013 and $11 at December 31, 2012. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at March 31, 2013 and $2 at December 31, 2012.

Guarantee of lease obligations — In connection with the divestiture of our Structural Products business in 2010, leases covering three U.S. facilities were assigned to a U.S. affiliate of Metalsa. Under the terms of the sale agreement, we will guarantee the affiliate’s performance under the leases, which run through June 2025, including approximately $6 of annual payments. In the event of a required payment by Dana as guarantor, we are entitled to pursue full recovery from Metalsa of the amounts paid under the guarantee and to take possession of the leased property.

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

Changes in warranty liabilities —

	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$66	$72
Amounts accrued for current period sales	6	9
Adjustments of prior accrual estimates		1
Settlements of warranty claims	(9)	(6)
Currency impact		1
Balance, end of period	$63	$77

In 2007 we were notified of an alleged quality issue at a foreign subsidiary of Dana that produced engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

In 2012, Ford Motor Company filed a complaint alleging quality issues relating to products supplied by the former Structural Products business at Dana Canada Corporation. The Dana Canada facility was closed in 2008 and Dana Holding

Corporation divested substantially all of the Structural Products business in 2010. Based on the information currently available to us, we do not believe this matter will result in a material liability to Dana.

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

We reported income tax expense related to our continuing operations of $27 and $37 for the quarters ended March 31, 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. These amounts for the periods presented herein are not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $2 and $2 for the quarters ended March 31, 2013 and 2012 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. In connection with our purchase of the noncontrolling interests in three UK subsidiaries during the first quarter of 2013, we released valuation allowances against deferred tax assets of $2.

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

Note 16. Other Income (Expense), Net

	Three Months Ended March 31,
	2013	2012
Interest income	$7	$6
Foreign exchange loss	(8)	(9)
Strategic transaction expenses	(2)	(2)
Impairment of long-lived assets		(2)
Other	5	6
Other income (expense), net	$2	$(1)

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above, while foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Foreign exchange loss for 2013 includes a charge of $6 resulting from the devaluation of the Venezuelan bolivar. A portion of this loss may be recovered in the future as the Venezuelan government has indicated that it will allow certain transactions to be settled at the former exchange rate. We will recognize any recoveries as they are actually settled at the former rate.

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

Segment information —

	2013			2012
Three Months Ended March 31,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
LVD	$619	$33	$41	$727	$58	$63
Power Technologies	256	5	36	268	5	40
Commercial Vehicle	458	32	41	551	33	61
Off-Highway	343	12	41	418	15	49
Eliminations and other		(82)			(111)
Total	$1,676	$—	$159	$1,964	$—	$213

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended March 31,
	2013	2012
Segment EBITDA	$159	$213
Corporate expense and other items, net	(1)	(3)
Depreciation	(42)	(48)
Amortization of intangibles	(22)	(22)
Restructuring	(2)	(5)
Strategic transaction and other expenses	(3)	(4)
Impairment and loss on sale of assets		(3)
Stock compensation expense	(5)	(7)
Foreign exchange on intercompany loans and market value adjustments on forwards	1	1
Interest expense	(21)	(21)
Interest income	7	6
Income from continuing operations before income taxes	71	107
Income tax expense	27	37
Equity in earnings of affiliates	4	4
Income from continuing operations	48	74
Income (loss) from discontinued operations	2	(1)
Net income	$50	$73

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Equity method investments exceeding $5 at March 31, 2013 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$151
Bendix Spicer Foundation Brake, LLC	20%	35
Axles India Limited	48%	8
All others as a group	Various	12
Investments in equity affiliates		206
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$208

Summarized financial information for DDAC —

	Three Months Ended March 31,
	2013	2012
Sales	$187	$213
Gross profit	$20	$23
Pre-tax income	$6	$6
Net income	$6	$5
Dana's equity earnings in affiliate	$3	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products - axles, driveshafts and transmissions - are delivered through the Light Vehicle Driveline (LVD), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment - Power Technologies - is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At March 31, 2013, we employed approximately 23,600 people, operated in 26 countries and had 94 major manufacturing/distribution, technical centers and office facilities around the world.

In the first quarter of 2013, 0% of our sales came from North American operations and 100% from operations throughout the rest of the world. Our sales by operating segment were LVD - 37%, Commercial Vehicle - 27%, Off-Highway - 21% and Power Technologies - 15%.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

During the past three years, we have significantly improved our financial condition - reducing debt, improving the profitability of customer programs and eliminating structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

Operating model — Instilling a high performance culture which drives responsibility and accountability deeper into the organization is a key lever to our future success. We have enhanced the operational capabilities of our operating segments to execute market value-based strategies, react to changing market and customer conditions, streamline operations and introduce other improvements to their businesses. While emphasizing local accountability, our operating model leverages global “One Dana” strengths for governance and optimizing costs through shared resources.

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

Geographic expansion — Although there are growth opportunities in each region, we have a primary focus in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, a new hypoid gear manufacturing facility in India began production in 2011 and we also completed two transactions - increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture - which significantly increased our commercial vehicle driveline presence in the region. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market. Earlier this year, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region. In South America, our strategic agreement with SIFCO S.A. (SIFCO), entered in February 2011, makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses - targeting increased future aftermarket revenues as a percent of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the SIFCO and AIL transactions that have a strategic fit with our existing businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities - with a disciplined financial approach designed to ensure profitable growth.

Cost management — Although we have taken significant strides to improve our margins, particularly through streamlining and rationalizing our manufacturing activities and rationalizing our administrative support processes, additional opportunities remain. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. Further, we are putting a major focus on reducing product complexity - something that not only improves our cost, but also brings added value to our customers through more efficient assembly processes. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

Acquisitions

Fallbrook — In September 2012, we entered into a strategic alliance with Fallbrook. In connection with this transaction, we obtained an exclusive license to Fallbrook's CVP technology, allowing Dana to engineer, produce and sell driveline products using this technology for passenger and certain off-highway vehicles in the end markets Dana serves. As part of this alliance, Fallbrook will also provide Dana with development and other support through an engineering services agreement and several Fallbrook engineers have been hired by Dana. Under the exclusive license agreement, Dana will pay Fallbrook $20 for the markets licensed to Dana; $7 was paid at closing, $5 was paid during the fourth quarter of 2012, $4 was paid during the first quarter of 2013 and the remaining $4 will be paid during the second quarter of 2013.

Divestitures

Leisure and All-Terrain Business — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $32 in 2012 through the date of the divestiture.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2013 Outlook			2012	2011
North America
Light Vehicle (Total)	15,900	to	16,100	15,441	13,125
Light Truck (full frame)	3,300	to	3,400	3,464	3,181
Medium Truck (Classes 5-7)	180	to	190	188	167
Heavy Truck (Class 8)	260	to	270	279	255
Agricultural Equipment	65	to	75	75	69
Construction Equipment	160	to	170	163	149
Europe (including E. Europe)
Light Vehicle	18,000	to	19,000	19,265	20,089
Medium/Heavy Truck	390	to	410	400	430
Agricultural Equipment	245	to	255	255	240
Construction Equipment	300	to	310	322	320
South America
Light Vehicle	4,400	to	4,600	4,290	4,318
Medium/Heavy Truck	195	to	205	172	219
Agricultural Equipment	50	to	55	48	47
Construction Equipment	15	to	20	19	19
Asia-Pacific
Light Vehicle	41,500	to	42,500	40,786	36,803
Medium/Heavy Truck	1,550	to	1,650	1,492	1,720
Agricultural Equipment	775	to	785	750	682
Construction Equipment	640	to	650	614	615

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles and greater availability of credit have also stimulated new vehicle sales. Light vehicle sales in the first quarter of 2013 continued to be reasonably strong, up about 5% from last year's first quarter. Although sales were up, light vehicle production of around 3.9 million units was down slightly, about 1%, from the first quarter of 2012. In the full frame light truck segment where more of our programs are focused, first quarter production in 2013 was down about 4% compared to the same period last year. Inventory levels of total light vehicles in the U.S. continue to be near normal levels. Inventory of around 60 days' supply at the end of March 2013 compares with 58 days at the end of 2012 and 55 days at the end of last year's first quarter. Full frame light truck inventory of 77 days' supply at the end of March compares with 65 days at the end of 2012 and 81 days at the end of March 2012.

Our 2013 production outlook is unchanged from our February 2013 forecast. We expect that continued overall strengthening in the North American markets will increase light vehicle sales and production, but at lower rates than in the past two years. An improved financing environment and housing sector along with more stable fuel prices are positive developments. Employment data and consumer confidence levels, however, continue to be mixed, generating lingering uncertainty about the pace of future improvement. Our current outlook for 2013 light vehicle production is unchanged at 15.9 to 16.1 million units, a 3 to 4% increase over 2012, and we've tightened the range for full frame light truck production to be flat to down approximately 5% as compared with 2012.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has increased over the past couple of years. Although production levels were higher in 2012, the strength was in the first half of last year, with the market weakening in the second half. Thus far in 2013, the medium/heavy truck market has remained near levels of production experienced during the back half of 2012. Heavy-duty Class 8 truck production of about 56,000 units in the first quarter of 2013 is down approximately 28% from first quarter 2012 production. Production levels were less volatile during 2012 in the medium-duty Classes 5-7 segment, and production levels during this year's first quarter were down about 6% from the first quarter of 2012.

With the mixed and uncertain outlook surrounding the North America economy and orders for Class 8 vehicles thus far in 2013 being somewhat lower than expected, we've lowered our full year forecast for Class 8 production to be in a range of 260,000 to 270,000 units, which is down 3 to 7% compared with 2012. We expect medium-duty Classes 5-7 production for 2013 to range from 180,000 to 190,000 units, also flat to down 4% compared with production levels in 2012.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. An expectation of continued tough economic times in 2013 was reinforced by first quarter 2013 production levels being about 9% lower than in the same period of 2012. We expect a challenging, uncertain European market will persist over the remainder of 2013, with our full year outlook for production being down 1 to 7% compared with 2012. After increasing the previous two years, South American production levels weakened in 2012. As expected, 2013 production has rebounded some, with first quarter light vehicle production up about 6% from last year. Our full year 2013 production outlook for South America is unchanged from earlier this year, with production expected to increase from 3% to 7% over 2012. Light vehicle production in the Asia Pacific region was up more than 10% in 2012, rebounding from production levels in 2011 that were adversely impacted by natural disasters in Japan and Thailand. For the first quarter of 2013, production in this region was up about 3%, prompting us to revise our February 2013 outlook for current year production to a level that is up 2 to 4% from 2012.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The challenging economic environment in Europe was a primary driver in first quarter 2013 medium/heavy production being down about 9% from 2012. With economic difficulties lingering into 2013, our outlook for full year 2013 Europe production being in the range of 2012 levels plus or minus 3% contemplates some strengthening in the latter part of this year. South American medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases related to engine emissions changes in Brazil. A rebound in 2013 was anticipated and volume in this year's first quarter provided an indication thereof with production being up more than 20% from the first quarter of 2012. Based on the first quarter developments, we now see the full year recovery being somewhat stronger than originally expected. As such, we've increased our outlook for full year medium/heavy truck production in South America to be about 13% to 19% higher than in 2012. Asia Pacific medium/heavy truck production the past two years was adversely impacted by slower growth in China in 2012 and natural disasters which disrupted production in 2011. First quarter 2013 production was down about 7% from 2012 as production levels in last year's first quarter were relatively strong, with the market weakness in China manifesting itself more during the last nine months of 2012. We continue to expect that pent up demand for trucks after two years of restrained production, along with some economic strengthening, will raise 2013 production levels. However, with China and India markets continuing to show some weakness, we've reduced our full year 2013 medium/heavy truck production outlook for our Asia Pacific region to a level that is about 4% to 11% higher than last year.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction and agricultural equipment segments, both of which experienced increased demand during the past couple of years, with overall growth slowing to 5% across all regions in 2012. First quarter 2013 demand levels in the construction segment have strengthened some, while the agriculture segment appears to be weakening. Although the segment mix has changed, at present, we're maintaining our February 2013 global outlook for the combined agriculture and construction markets at flat to up 3% this year versus 2012.

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

In the first quarter of 2013, higher commodity prices increased our costs by approximately $5 as compared to the corresponding period in 2012, while last year's first quarter results reflected increased costs of $11 versus 2011. Material recovery and other pricing actions increased sales by about $3 in 2013 and by $18 in the first quarter of 2012.

Sales, Earnings and Cash Flow Outlook

	2013 Outlook	2012	2011
Sales	~ $7,100	$7,224	$7,544

Adjusted EBITDA *	$800 - $820	$781	$765

Free Cash Flow **	$240 - $260	$175	$174

*
Adjusted EBITDA is a non-GAAP financial measure discussed under Segment EBITDA within the Segment Results of Operations discussion below. See Item 7 of our 2012 Form 10-K for a reconciliation of 2012 and 2011 adjusted EBITDA to net income.

**
Free cash flow is a non-GAAP financial measure, which we have defined as cash provided by (used in) operating activities less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by (used in) operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies. See Item 7 of our 2012 Form 10-K for a reconciliation of 2012 and 2011 free cash flow to net cash flows provided by operating activities.

During the past few years, significant focus was placed on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. At the same time, we began putting increased focus and investment into product technology. These efforts, along with stronger sales volumes in 2011 and 2010, were the primary drivers of our improved profitability. With our financial position substantially improved, in 2011 we began directing increased attention to the growth initiatives described in the Operational and Strategic Initiatives section above. Certain acquisitions also contributed to the sales growth we achieved in 2011.

Our 2012 sales were adversely impacted by weaker international exchange rates. Adjusted for exchange rates, 2012 sales were about the same as 2011, with softened demand levels, principally in the Europe region and in the South and North American medium/heavy truck markets, being offset by stronger demand levels in the light vehicle and off-highway markets. For 2013, we are expecting market demand and pricing across all businesses will increase sales by about 2%; however, we expect that this will be more than offset by scheduled roll-off of customer programs and currency. As a result, our 2013 sales outlook is around $7,100 - a decline of about 2% from 2012. Despite the reduced level of sales, we expect Adjusted EBITDA to improve to $800 to $820 in 2013 from $781 in 2012 as we benefit from restructuring, cost reduction and pricing actions, a significant portion of which have already been implemented.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 included a $150 voluntary contribution to our U.S. pension plans. For 2013, we expect free cash flow to be $240 to $260 - down $65 to $85 from 2012 free cash flow when adjusted to exclude the $150 voluntary pension contribution. Higher cash taxes, capital expenditures and working capital requirements are expected to be partially offset by higher earnings. Cash taxes are expected to total about $125 to $135 in 2013 compared to $98 in 2012 and capital expenditures for the year are expected to be $180 to $200 compared to $164 in 2012. Pension contributions in 2013 are expected to be around $60, which is similar to 2012 after excluding that year's incremental funding of $150. Expected 2013 cash requirements for interest of about $70 and restructuring of $45 to $55 are comparable with 2012.

Consolidated Results of Operations

Summary Consolidated Results of Operations (First Quarter, 2013 versus 2012)

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)
Net sales	$1,676	$1,964	$(288)
Cost of sales	1,462	1,698	(236)
Gross margin	214	266	(52)
Selling, general and administrative expenses	103	113	(10)
Amortization of intangibles	19	19
Restructuring charges, net	2	5	(3)
Other income (expense), net	2	(1)	3
Income from continuing operations before interest expense and income taxes	$92	$128	$(36)

Income from continuing operations	$48	$74	$(26)

Income (loss) from discontinued operations	$2	$(1)	$3

Net income attributable to the parent company	$42	$70	$(28)

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended March 31,			Amount of Change Due To
	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
North America	$722	$964	$(242)	$1	$(11)	$(232)
Europe	503	552	(49)	(3)		(46)
South America	220	224	(4)	(25)		21
Asia Pacific	231	224	7	(3)		10
Total	$1,676	$1,964	$(288)	$(30)	$(11)	$(247)

Sales for 2013 declined 15% from 2012. Lower market volumes, particularly in our North America medium/heavy truck market and off-highway construction and mining markets, contributed to year-over-year sales being down $159. Scheduled roll-offs of certain North America light vehicle market programs also reduced sales by $90. Currency effects and divestitures contributed to the lower sales, with pricing actions, principally relating to material recovery, providing a partial offset of about $2.

Most of the first quarter 2013 consolidated sales decrease occurred in North America. Scheduled roll-offs of certain light vehicle programs accounted for $90 of the decrease. A reduction in first quarter 2013 medium/heavy production levels of around 19% and lower full frame light truck production levels of about 4% in North America adversely impacted comparative sales. Off-highway market sales were lower in this year's first quarter, partly due to the transfer of certain production to our Asia Pacific operations.

Excluding currency effects, our sales in Europe in the first quarter of 2013 were 8% lower than in 2012. The overall economic weakness in Europe has adversely impacted most of our businesses in the region. Weaker construction demand was a significant factor as a result of the scale of our off-highway market presence in Europe.

South America sales in the first quarter of 2013 were down slightly from 2012, with adverse currency effects being largely offset by an organic sales increase of 9%. Growth in medium/heavy truck production of more than 20% was the principal driver of the higher organic sales.

Organic sales growth of 4% in Asia Pacific is indicative of very modest growth in production levels in most of our primary programs. Increased production associated with a new light vehicle program launched in 2012 has contributed significantly to the higher sales, helping offset market weakness in India and declines in other programs.

Cost of sales and gross margin — Cost of sales for the first quarter of 2013 was about 14% lower than in 2012. The reduction was principally due to scheduled program roll-offs and lower production levels that contributed to an overall volume decline in sales of about $249. With the reduction in sales being relatively larger than the decline in cost of sales, our cost of sales as a percent of sales was 87.2% in 2013 as compared to 86.5% in 2012. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $11, which partially offset higher commodity costs of about $5. The remaining increase in cost of sales as a percent of sales is primarily attributable to lower manufacturing volumes absorbing less fixed costs as well as the effects associated with program sales mix, with lower warranty costs of $4 providing a partial offset.

Gross margin of $214 in the first quarter of 2013 decreased $52 from 2012, representing 12.8% of sales in 2013 as compared to 13.5% of sales in 2012. The margin reduction is due principally to the effect of lower sales volumes, with increased raw material costs being more than offset by material cost recovery and other pricing actions and lower warranty costs.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $103 (6.1% of sales) as compared to $113 (5.8% of sales) in 2012. Salary and benefits expense in this year's first quarter was approximately $5 less than in 2012, with the remaining $5 reduction coming from selling expense and other discretionary spend.

Restructuring charges — Restructuring charges of $2 in 2013 were primarily exit costs associated with previously announced facility closure and realignment actions. The restructuring cost of $5 in 2012 related to work force reduction actions along with exit costs relating to previously announced actions.

Other income (expense), net — Other income was $2 in 2013, as compared with other expense of $1 in 2012. Interest income contributed $7 in 2013 and $6 in 2012. Net foreign exchange losses were $8 in 2013 and $9 in 2012, with $6 of the 2013 loss attributable to the February 2013 devaluation of the Venezuelan bolivar. Strategic transaction expenses were $2 in both 2013 and 2012. Other expense, net in 2012 included an impairment charge of $2 associated with the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets.

Interest expense — Interest expense was $21 in both the first quarter of 2013 and 2012. Average debt levels and effective interest rates were comparable for the 2013 and 2012 periods.

Income tax expense — Income tax expense of our continuing operations was $27 and $37 in 2013 and 2012. The effective income tax rate in 2013 varies from the U.S. federal statutory rate of 35% primarily due to the effects of, and adjustments to, valuation allowances in certain countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I. The effective income tax rate approximated 35% in 2012.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Equity in earnings of affiliates — Equity investments provided net earnings of $4 in both 2013 and 2012, with equity in earnings of DDAC being $3 in 2013 and $2 in 2012.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to the consolidated financial statements in Item 1 of Part I.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended March 31,	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
LVD	$619	$727	$(108)	$(11)	$—	$(97)
Power Technologies	256	268	(12)	(3)		(9)
Commercial Vehicle	458	551	(93)	(17)		(76)
Off-Highway	343	418	(75)	1	(11)	(65)
Total	$1,676	$1,964	$(288)	$(30)	$(11)	$(247)

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for 2013 were 13% lower than in 2012. Scheduled roll-off of certain vehicle programs in North America were the primary driver, accounting for $90 of the reduced sales. Market volume, mix impacts and other factors reduced sales by about $7, principally due to lower full frame light truck production in North America being only partially offset by new programs.

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Sales in 2013, net of currency effects, were down 3%. Lower North America light vehicle and medium/truck production levels and general overall weakness in Europe contributed to the reduced sales levels in this segment.

After adjusting for the effects of currency movements, first quarter 2013 sales in our Commercial Vehicle segment were down about 14% compared to 2012. The organic sales decline in this segment is almost entirely volume related, with medium/heavy truck production levels in North America and Europe being down 19% and 9% from last year's first quarter. Partially offsetting this was an increase in medium/heavy production levels of about 24% in South America, where 2012 production was adversely impacted by a changeover in emission regulations in Brazil.

Sales in our Off-Highway segment, net of currency and divestiture effects, were down about 16% from 2012. Lower demand levels, particularly in the construction and mining markets of this business, adversely affected this segment's sales. Additionally, this segment's strong presence in Europe was a headwind given the overall economic difficulties continuing to impact this region.

Segment EBITDA

	Three Months Ended March 31,
Segment EBITDA	2013	2012	Increase/(Decrease)
LVD	$41	$63	$(22)
Power Technologies	36	40	(4)
Commercial Vehicle	41	61	(20)
Off-Highway	41	49	(8)
Total Segment EBITDA	159	213	(54)
Corporate expense and other items, net	(1)	(3)	2
Structures EBITDA		2	(2)
Adjusted EBITDA *	158	212	(54)
Depreciation and amortization	(64)	(70)	6
Restructuring	(2)	(5)	3
Interest expense, net	(14)	(15)	1
Structures EBITDA		(2)	2
Other **	(7)	(13)	6
Income from continuing operations before income taxes	71	107	(36)
Income tax expense	27	37	(10)
Equity in earnings of affiliates	4	4
Income from continuing operations	48	74	(26)
Income (loss) from discontinued operations	2	(1)	3
Net income	$50	$73	$(23)

*    See discussion of non-GAAP financial measures below.

**
Other includes strategic transaction expenses, stock compensation expense, loss on sales of assets, impairment of long-lived assets and foreign exchange costs and benefits.  See Note 17 to the consolidated financial statements in Item 1 of Part I for additional details.

Non-GAAP financial measures — The table above refers to adjusted EBITDA, a non-GAAP financial measure which we have defined as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). The most significant impact on Dana's ongoing results of operations as a result of applying fresh start accounting following our emergence from bankruptcy was higher depreciation and amortization. By using adjusted EBITDA, a performance measure which excludes depreciation and amortization, the comparability of results is enhanced. Management also believes that adjusted EBITDA is an important measure since the financial covenants in our debt agreements are based, in part, on adjusted EBITDA. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

LVD segment EBITDA of $41 in this year's first quarter was down significantly from EBITDA of $63 recorded in the first quarter last year, with an EBITDA margin of 6.6% of sales in 2013 as compared to 8.7% in 2012. First quarter 2013 results were adversely impacted by about $11 for the February 2013 devaluation of the Venezuelan bolivar, which includes a charge of $6 recognized in other expense for the rate adjustment of bolivar denominated net financial assets at the date of devaluation and $5 of increased post-devaluation material costs in cost of sales. Scheduled program roll-offs reduced segment EBITDA by $6, with other volume, new business, mix-related sales impacts and other factors reducing EBITDA by $5.

In the Power Technologies segment, EBITDA of $36 was $4 lower than in 2012. EBITDA as a percent of sales was 14.1% in 2013 compared to 14.9% in 2012. Lower sales volumes and higher engineering spend were the primary contributors to the lower EBITDA and margin.

Commercial Vehicle segment EBITDA in 2013 of $41 was $20 lower than in 2012, with EBITDA margin of 9.0% for 2013 down from 11.1% of sales in 2012. Lower sales volumes reduced EBITDA by about $16, with the remainder attributable primarily to certain cost savings realized in 2012 that did not repeat in 2013.

In our Off-Highway segment, 2013 EBITDA of $41 was $8 lower than in 2012, with EBITDA margins of 12.0% in 2013 compared to 11.7% in 2012. A reduction in EBITDA of about $17 from lower sales volumes was partially offset by $9 from currency effects, pricing, material cost savings and improved cost performance.

Liquidity

Our global liquidity at March 31, 2013 was as follows:

Cash and cash equivalents	$981
Less: Deposits supporting obligations	(23)
Available cash	958
Additional cash availability from lines of credit in the U.S. and Europe	391
Marketable securities	63
Total global liquidity	$1,412

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our March 31, 2013 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$184	$650	$834
Cash and cash equivalents held as deposits	1	22	23
Cash and cash equivalents held at less than wholly-owned subsidiaries	2	122	124
Consolidated cash balance	$187	$794	$981

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

At March 31, 2013, there was $96 of availability, but no borrowings, under our European accounts receivable backed credit facility based on the effective borrowing base. At March 31, 2013, we had no borrowings under the revolving facility but we had utilized $71 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $295 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $391 under these credit facilities.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. Stock repurchases are subject to prevailing market conditions and other considerations. Through March 31, 2013, we have repurchased 2,463,487 shares for a total of $39, including $24 paid in the first quarter of 2013 to acquire 1,397,887 shares.

In February 2013, the Venezuelan government announced a devaluation of its currency from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. Based on our net monetary assets denominated in bolivars at the time of the devaluation, we recorded a charge resulting from the devaluation of $7 in our results for the quarter ended March 31, 2013. In connection with the devaluation, the Venezuelan government provided that certain transactions committed to prior to the devaluation could be settled at the former exchange rate. Settlement of a portion of these transactions in the month of March 2013 resulted in a gain of $1, resulting in a net devaluation currency loss of $6 in the quarter. A portion of this loss may be recovered in the future as additional pre-devaluation commitments are settled at the former exchange rate.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our notes or other indebtedness or other securities, including shares of our preferred stock, through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash or other consideration. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

Cash Flow

	Three Months Ended March 31,
	2013	2012
Cash used for working capital	$(109)	$(137)
Other cash provided by (used in) operations	94	(16)
Net cash used in operating activities	(15)	(153)
Net cash used in investing activities	(32)	(36)
Net cash provided by (used in) financing activities	(20)	19
Net decrease in cash and cash equivalents	$(67)	$(170)

Operating activities — The table above summarizes our consolidated statement of cash flows for the first quarter of 2013 and 2012. Exclusive of working capital, other cash provided by operations was $94 in 2013 as compared to a use of cash of $16 in 2012. The year-over-year increase in other cash provided by operations is primarily attributable to a $150 one-time contribution that was made to our U.S. pension plans in January 2012, partially offset by decreased operating earnings and lower depreciation expense during the first quarter of 2013.

Working capital used cash of $109 in the first quarter of 2013 and $137 in last year's first quarter. Higher first quarter sales as compared to prior year fourth quarter sales for both 2013 and 2012 resulted in increased levels of receivables and inventory. Cash of $178 was used in 2013 to finance increased receivables and $156 was used in 2012. We also used cash of $42 and $59 to fund higher inventory levels in 2013 and 2012. Partially offsetting the cash use for higher receivables in both 2013 and 2012 was cash provided by increases in accounts payable and other net liabilities of $117 in 2013 and $77 in 2012.

Investing activities — Expenditures for property, plant and equipment in the first quarter of 2013 were $29, as compared to $34 in 2012. During the first quarter of 2013 we paid $4 related to our strategic alliance with Fallbrook.

Financing activities — During the first quarter of 2013 we increased long-term borrowings in advance of scheduled long-term debt repayments at international locations. In the first quarter of 2012 we increased borrowings primarily in international locations experiencing historically favorable interest rates. Dividends of $8 were paid to preferred shareholders during the first quarter of 2013 and 2012. Dividends of $7 were paid to common shareholders during the first quarter of 2012, while common shareholder dividends of $8 remain accrued at March 31, 2013. Additionally, during the first quarter of 2013 we used cash of $24 to repurchase common shares under our $250 share repurchase program and paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $8 at both March 31, 2013 and December 31, 2012.

There have been no material changes at March 31, 2013 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2012 Form 10-K.

Contingencies

For a summary of litigation and other contingencies, see Note 13 to the consolidated financial statements in Item 1 of Part I. We believe that any liabilities beyond the amounts already accrued that may result from these contingencies will not have a material adverse effect on our liquidity, financial condition or results of operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. There have been no material changes in the application of our significant accounting policies or critical accounting estimates. Our significant accounting policies are described in Note 1 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, as well as in Note 1 to the consolidated financial statements in Item 8 of our 2012 Form 10-K. Our critical accounting estimates are described in Item 7 of our 2012 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the market risk exposures related to changes in interest rates and commodity and foreign currency exchange risk from those discussed in Item 7A of our 2012 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO certifications — The Certifications of our CEO and CFO that are attached to this report as Exhibits 31.1 and 31.2 include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 and in Item 9A of our 2012 Form 10-K for a more complete understanding of the matters covered by the Certifications.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in Note 13 to the consolidated financial statements in Item 1 of Part I, we are a party to various pending judicial and administrative proceedings that arose in the ordinary course of business.

After reviewing the currently pending lawsuits and proceedings (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of our insurance coverage and our established reserves for uninsured liabilities), we believe that any liabilities that may result from these proceedings beyond the amounts already accrued are not reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in our risk factors disclosed in Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Repurchased shares will be deemed common stock held in treasury. Under the program, we used cash of $24 to repurchase shares of our common stock during the first quarter of 2013.

Calendar Month	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January	499,587	$15.62	499,587	$227
February	15,300	$15.99	15,300	$227
March	883,000	$17.65	883,000	$211

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	April 25, 2013	By:	/s/ William G. Quigley III
William G. Quigley III
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32	Section 1350 Certifications (furnished only)

101	101.INS XBRL Instance Document

101.SCH XBRL Schema Document

101.CAL XBRL Calculation Linkbase Document

101.LAB XBRL Labels Linkbase Document

101.PRE XBRL Presentation Linkbase Document

101.DEF XBRL Definition Linkbase Document