Form 10-Q
period 2013-06-30
DANA HOLDING CORP
filed 2013-07-25
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2013
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 146,834,644 shares of the registrant’s common stock outstanding at July 12, 2013.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,800	$1,936	$3,476	$3,900
Costs and expenses
Cost of sales	1,541	1,663	3,003	3,361
Selling, general and administrative expenses	105	110	208	223
Amortization of intangibles	18	19	37	38
Restructuring charges, net	4	19	6	24
Other income, net	18	8	20	7
Income from continuing operations before interest expense and income taxes	150	133	242	261
Interest expense	21	20	42	41
Income from continuing operations before income taxes	129	113	200	220
Income tax expense	35	27	62	64
Equity in earnings of affiliates	3	2	7	6
Income from continuing operations	97	88	145	162
Income (loss) from discontinued operations	(1)	1	1
Net income	96	89	146	162
Less: Noncontrolling interests net income	4	3	12	6
Net income attributable to the parent company	92	86	134	156
Preferred stock dividend requirements	7	7	15	15
Net income available to common stockholders	$85	$79	$119	$141

Net income per share available to parent company common stockholders:
Basic:
Income from continuing operations	$0.59	$0.52	$0.80	$0.96
Income (loss) from discontinued operations	$(0.01)	$0.01	$0.01	$—
Net income	$0.58	$0.53	$0.81	$0.96

Diluted:
Income from continuing operations	$0.44	$0.40	$0.62	$0.73
Income from discontinued operations	$—	$—	$0.01	$—
Net income	$0.44	$0.40	$0.63	$0.73

Weighted-average common shares outstanding
Basic	145.9	147.9	146.9	147.7
Diluted	211.9	214.6	213.1	214.7

Dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$96	$89	$146	$162
Less: Noncontrolling interests net income	4	3	12	6
Net income attributable to the parent company	92	86	134	156

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(47)	(79)	(64)	(35)
Change in unrealized hedging gains and losses	(6)		(3)	8
Change in unrealized investment and other gains and losses	(10)	(1)	(9)	1
Defined benefit plans	6	4	14	6
Other comprehensive loss attributable to the parent company	(57)	(76)	(62)	(20)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(3)	(1)	(5)
Other comprehensive loss attributable to noncontrolling interests	(3)	(1)	(5)	—

Total comprehensive income attributable to the parent company	35	10	72	136
Total comprehensive income attributable to noncontrolling interests	1	2	7	6
Total comprehensive income	$36	$12	$79	$142

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,030	$1,059
Marketable securities	97	60
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2013 and 2012	975	818
Other	163	170
Inventories
Raw materials	394	388
Work in process and finished goods	379	354
Other current assets	122	104
Total current assets	3,160	2,953
Goodwill	100	101
Intangibles	273	325
Other noncurrent assets	252	324
Investments in affiliates	210	202
Property, plant and equipment, net	1,179	1,239
Total assets	$5,174	$5,144

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$74	$101
Accounts payable	938	766
Accrued payroll and employee benefits	150	160
Accrued restructuring costs	15	23
Taxes on income	69	63
Other accrued liabilities	169	197
Total current liabilities	1,415	1,310
Long-term debt	824	803
Pension and postretirement obligations	669	715
Other noncurrent liabilities	355	368
Total liabilities	3,263	3,196
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, 2,500,000 shares outstanding	242	242
Series B, $0.01 par value, 5,072,591 and 5,221,199 shares outstanding	497	511
Common stock, $0.01 par value, 450,000,000 shares authorized, 145,695,504 and 148,264,067 outstanding	2	2
Additional paid-in capital	2,703	2,668
Accumulated deficit	(658)	(762)
Treasury stock, at cost (6,966,217 and 1,797,988 shares)	(115)	(25)
Accumulated other comprehensive loss	(858)	(793)
Total parent company stockholders' equity	1,813	1,843
Noncontrolling equity	98	105
Total equity	1,911	1,948
Total liabilities and equity	$5,174	$5,144

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$146	$162
Depreciation	82	96
Amortization of intangibles	43	44
Amortization of deferred financing charges	3	3
Unremitted earnings of affiliates	(6)	(4)
Stock compensation expense	9	10
Deferred income taxes		(5)
Pension contributions, net	(20)	(181)
Interest payment received on payment-in-kind note receivable	26
Change in working capital	(84)	(139)
Other, net	(12)	5
Net cash provided by (used in) operating activities	187	(9)

Investing activities
Purchases of property, plant and equipment	(71)	(71)
Acquisition of business	(8)
Principal payment received on payment-in-kind note receivable	33
Purchases of marketable securities	(66)	(8)
Proceeds from sales of marketable securities	24	4
Proceeds from maturities of marketable securities	5	3
Other	8	4
Net cash used in investing activities	(75)	(68)

Financing activities
Net change in short-term debt	(1)	43
Proceeds from long-term debt	57	29
Repayment of long-term debt	(48)	(5)
Deferred financing payments	(3)
Dividends paid to preferred stockholders	(15)	(15)
Dividends paid to common stockholders	(15)	(15)
Distributions to noncontrolling interests	(2)	(2)
Repurchases of common stock	(86)
Payments to acquire noncontrolling interests	(7)
Other	3	1
Net cash provided by (used in) financing activities	(117)	36

Net decrease in cash and cash equivalents	(5)	(41)
Cash and cash equivalents – beginning of period	1,059	931
Effect of exchange rate changes on cash balances	(24)	(9)
Cash and cash equivalents – end of period	$1,030	$881

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

Dana paid Fallbrook $20 under the exclusive license agreement for the markets licensed to Dana; $7 was paid at closing, $5 was paid during the fourth quarter of 2012 and $8 was paid during the first half of 2013. The aggregate fair value of the assets acquired of $20 has been allocated to intangible assets used in research and development activities which are initially classified as indefinite-lived with $12 and $8 assigned to our Off-Highway and Light Vehicle Driveline (LVD) operating segments, respectively. We used the multi-period excess earnings method, an income approach, to value the intangible assets used in research and development activities.

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

The results of the discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$—	$13	$—	$26
Cost of sales	1	11	1	22
Restructuring expense		1	1	2
Other income (expense), net			3	(2)
Pre-tax income (loss)	(1)	1	1	—
Income tax expense	—	—	—	—
Income (loss) from discontinued operations	$(1)	$1	$1	$—

The Longview facility was sold in March 2013 for an amount that approximated its carrying value. A previously closed plant in Canada remains on the balance sheet with a book value of $4 at June 30, 2013. Other assets and liabilities related to the discontinued operations at June 30, 2013 were not material.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

		June 30, 2013			December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$92	$(75)	$17	$93	$(69)	$24
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	525	(357)	168	538	(325)	213
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$706	$(433)	$273	$720	$(395)	$325

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at June 30, 2013 were as follows: LVD — $16, Power Technologies — $23, Commercial Vehicle — $149 and Off-Highway — $85.

Amortization expense related to amortizable intangible assets —

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Charged to cost of sales	$3	$3	$6	$6
Charged to amortization of intangibles	18	19	37	38
Total amortization	$21	$22	$43	$44

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on June 30, 2013 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2013	2014	2015	2016	2017
Amortization expense	$43	$49	$22	$20	$17

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

During the second quarter of 2013, we implemented certain headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Restructuring expense of $4, net of the aforementioned reversals, during the second quarter of 2013 is attributable to newly implemented and previously announced initiatives and includes $3 of severance and related benefits costs and $1 of exit costs.

During the first quarter of 2013, restructuring expense of $3, including $1 associated with discontinued operations, was primarily attributable to exit costs associated with previously announced initiatives.

During the second quarter of 2012, we implemented and recognized the costs of specific headcount reduction initiatives, primarily associated with certain of our South American operations. Additionally, we exited our Kalamazoo, Michigan facility and recognized the fair value of the associated lease continuation obligation. Total restructuring expense in the second quarter of 2012 to recognize the costs of these actions as well as costs associated with other previously announced initiatives was $20, including $1 associated with discontinued operations, and includes $7 of severance and related benefits costs and $13 of exit costs.

During the first quarter of 2012, restructuring expense of $6, including $1 associated with discontinued operations, was attributable to costs associated with previously announced initiatives and included $4 of severance and related benefits costs and $2 of exit costs.

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Exit Costs	Total
Balance at March 31, 2013	$21	$12	$33
Activity during the period:
Charges to restructuring	9	1	10
Adjustments of accruals	(6)		(6)
Cash payments	(10)	(2)	(12)
Balance at June 30, 2013, including noncurrent portion	$14	$11	$25

Balance at December 31, 2012	$27	$13	$40
Activity during the period:
Charges to restructuring	10	3	13
Adjustments of accruals	(7)		(7)
Discontinued operations charges		1	1
Cash payments	(16)	(6)	(22)
Balance at June 30, 2013, including noncurrent portion	$14	$11	$25

At June 30, 2013, the accrued employee termination benefits relate to the reduction of approximately 400 employees to be completed over the next three years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $9 in 2013 and $16 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2013	2013	Total to Date
LVD	$18	$2	$20	$8
Power Technologies	9		9	2
Commercial Vehicle	19	6	25	7
Off-Highway	8	(3)	5	1
Corporate		1	1
Discontinued operations	4	1	5	4
Total	$58	$7	$65	$22

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock (preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends accrued but not paid were $8 at both June 30, 2013 and December 31, 2012.

During the second quarter of 2013, holders of 148,608 shares of Series B Preferred Stock elected to convert those preferred shares into common stock and received 1,252,546 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $23.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in both the first and second quarters of 2013. Dividends accrue on restricted stock units granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. The stock repurchases are subject to prevailing market conditions and other considerations. Under the program, we repurchased 4,947,677 shares of our common stock during the first half of 2013. At June 30, 2013, $899 remained available for future share repurchases.

Changes in equity —

	2013			2012
Three Months Ended June 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, March 31	$1,847	$101	$1,948	$1,853	$105	$1,958
Total comprehensive income	35	1	36	10	2	12
Preferred stock dividends	(7)		(7)	(7)		(7)
Common stock dividends	(7)		(7)	(8)		(8)
Distributions to noncontrolling interests		(4)	(4)		(8)	(8)
Common stock share repurchases	(62)		(62)
Stock compensation	9		9	4		4
Stock withheld for employee taxes	(2)		(2)	(1)		(1)
Balance, June 30	$1,813	$98	$1,911	$1,851	$99	$1,950

Six Months Ended June 30,
Balance, December 31	$1,843	$105	$1,948	$1,737	$101	$1,838
Total comprehensive income	72	7	79	136	6	142
Preferred stock dividends	(15)		(15)	(15)		(15)
Common stock dividends	(15)		(15)	(15)		(15)
Distributions to noncontrolling interests		(5)	(5)		(8)	(8)
Common stock share repurchases	(86)		(86)
Adjustments to paid-in capital for purchase of noncontrolling interests	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests	(3)		(3)
Purchase of noncontrolling interests		(9)	(9)
Stock compensation	15		15	9		9
Stock withheld for employee taxes	(4)		(4)	(1)		(1)
Balance, June 30	$1,813	$98	$1,911	$1,851	$99	$1,950

Changes in components of Accumulated Other Comprehensive Income (Loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2013	$(219)	$7	$13	$(602)	$(801)
Other comprehensive income (loss):
Currency translation adjustments	(47)				(47)
Holding gains (losses)		(3)	(2)		(5)
Reclassification of amount to net income (a)		(3)	(8)		(11)
Amortization of net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	(47)	(6)	(10)	6	(57)
Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)

Balance, March 31, 2012	$(148)	$(2)	$12	$(456)	$(594)
Other comprehensive income (loss):
Currency translation adjustments	(79)				(79)
Holding gains (losses)		(4)	(1)		(5)
Reclassification of amount to net income (a)		4			4
Amortization of net actuarial losses included in net periodic benefit cost (b)				4	4
Other comprehensive income (loss)	(79)	—	(1)	4	(76)
Balance, June 30, 2012	$(227)	$(2)	$11	$(452)	$(670)

Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(64)				(64)
Holding gains (losses)		2	(1)		1
Reclassification of amount to net income (a)		(5)	(8)		(13)
Venezuelan bolivar devaluation				2	2
Amortization of net actuarial losses included in net periodic benefit cost (b)				12	12
Other comprehensive income (loss)	(64)	(3)	(9)	14	(62)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)

Balance, December 31, 2011	$(192)	$(10)	$10	$(458)	$(650)
Other comprehensive income (loss):
Currency translation adjustments	(35)				(35)
Holding gains (losses)		4	1		5
Reclassification of amount to net income (a)		6			6
Net actuarial loss				(1)	(1)
Amortization of net actuarial losses included in net periodic benefit cost (b)				7	7
Tax expense		(2)			(2)
Other comprehensive income (loss)	(35)	8	1	6	(20)
Balance, June 30, 2012	$(227)	$(2)	$11	$(452)	$(670)

(a) Foreign currency contract and investment reclassifications are included in other income, net.
(b) See Note 9 for additional details.

During the first quarter of 2013, Dana purchased the noncontrolling interests in three of its subsidiaries for $7. Dana maintained its controlling financial interest in each of the subsidiaries and accounted for the purchases as equity transactions. The difference between the fair value of the consideration paid and the carrying value of the noncontrolling interests was recognized as additional paid-in capital of the parent company. At the time of the purchases the subsidiaries had accumulated other comprehensive income. Accumulated other comprehensive income of the parent company has been adjusted to reflect the ownership interest change with a corresponding offset to additional paid-in capital of the parent company.

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$97	$88	$145	$162
Less: Noncontrolling interests	4	3	12	6
Less: Preferred stock dividend requirements	7	7	15	15
Income from continuing operations available to common stockholders - Numerator basic	86	78	118	141
Preferred stock dividend requirements	7	7	15	15
Numerator diluted	$93	$85	$133	$156

Net income available to common stockholders - Numerator basic	$85	$79	$119	$141
Preferred stock dividend requirements	7	7	15	15
Numerator diluted	$92	$86	$134	$156

Weighted-average number of shares outstanding - Denominator basic	145.9	147.9	146.9	147.7
Employee compensation-related shares, including stock options	1.4	2.0	1.6	2.3
Conversion of preferred stock	64.6	64.7	64.6	64.7
Denominator diluted	211.9	214.6	213.1	214.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million and 1.4 million CSEs from the calculations of diluted earnings per share for the respective quarters ended June 30 and 0.6 million and 1.0 million CSEs from the calculations of diluted earnings per share for the respective year-to-date periods ended June 30 as the effect of including them would have been anti-dilutive.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of stock options, stock appreciation rights (SARs) and restricted stock units (RSUs) shown in the table below during the first half of 2013.

		Weighted-average Per Share
	Granted (In millions)	Exercise Price	Grant Date Fair Value
Stock options	0.9	$16.21	$7.46
SARs	0.2	$16.19	$7.45
RSUs	0.5		$16.26

Stock options and SARs related to 0.8 million shares were exercised and an insignificant number of shares were forfeited in 2013. We received $7 of cash from the exercise of stock options and we paid $2 of cash to settle SARs and performance share units during 2013. We also issued 0.2 million in RSUs and 0.4 million in performance shares based on vesting.

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

We recognized stock compensation expense of $4 and $3 during the second quarter of 2013 and 2012 and $9 and $10 during the first half of 2013 and 2012. At June 30, 2013, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $26. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2013		2012		OPEB - Non-U.S.
Three Months Ended June 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Interest cost	$19	$3	$22	$3	$1	$2
Expected return on plan assets	(29)		(29)	(1)
Service cost		2		1
Amortization of net actuarial loss	5	1	4
Net periodic (benefit) cost	$(5)	$6	$(3)	$3	$1	$2

Six Months Ended June 30,
Interest cost	$38	$6	$43	$6	$2	$3
Expected return on plan assets	(58)		(56)	(1)
Service cost		3		2
Amortization of net actuarial loss	10	2	7
Net periodic (benefit) cost	$(10)	$11	$(6)	$7	$2	$3

In the first quarter of 2013 we contributed $10 to the U.S. pension plans.

Note 10. Marketable Securities

	June 30, 2013			December 31, 2012
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$25	$—	$25	$7	$—	$7
Corporate securities	28	(1)	27	11		11
Certificates of deposit	15		15	16		16
Other	32	(2)	30	25	1	26
Total marketable securities	$100	$(3)	$97	$59	$1	$60

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $16, $48 and $3 at June 30, 2013.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate	June 30, 2013	December 31, 2012
Senior Notes due 2019	6.50%	$400	$400
Senior Notes due 2021	6.75%	350	350
Other indebtedness		107	109
Total		857	859
Less: current maturities		33	56
Total long-term debt		$824	$803

The weighted-average interest rate on the senior notes was 6.62%. Interest on the senior notes is payable semi-annually on February 15 and August 15.

Revolving facility — On June 20, 2013, we received commitments from existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires on June 20, 2018. In connection with Amended Revolving Facility, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $2 of previously deferred financing costs associated with our prior revolving credit facility to other income, net.

The Amended Revolving Facility is guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation and Dana Companies, LLC and their respective subsidiaries (the guarantors) and grants a first priority lien on Dana's and the guarantors' accounts receivable and inventories and, under certain circumstances, to the extent Dana and the guarantors grant a first-priority lien on certain other assets and property, a second-priority lien on such other assets and property.

Advances under the Amended Revolving Facility bear interest at a floating rate based on, at our option, the base rate or London Interbank Offered Rate (LIBOR) (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement as set forth below:

Remaining Borrowing Availability	Base Rate	LIBOR Rate
Greater than $350	0.50%	1.50%
Greater than $150 but less than or equal to $350	0.75%	1.75%
$150 or less	1.00%	2.00%

Commitment fees are applied based on the average daily unused portion of the available amounts under the Amended Revolving Facility. If the average daily unused portion of the revolving facility is less than 50%, the applicable fee will be 0.25% per annum. If the average daily unused portion of the revolving facility is equal to or greater than 50%, the applicable fee will be 0.375% per annum. Up to $300 of the revolving facility may be applied to letters of credit, which reduces availability. We pay a fee for issued and undrawn letters of credit in an amount per annum equal to the applicable LIBOR margin based on quarterly average availability under the revolving facility and a per annum fronting fee of 0.125%, payable quarterly.

There were no borrowings under the revolving facility at June 30, 2013 but we had utilized $70 for letters of credit. Based on our borrowing base collateral of $373, we had potential availability at June 30, 2013 under the revolving facility of $303 after deducting the outstanding letters of credit.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility (the European Facility) which permits borrowings of up to €75 ($98 at the June 30, 2013 exchange rate). Availability through the European Facility is subject to the existence of adequate levels of supporting accounts receivable. Advances from the European Facility bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). We pay a fee on the unused amount of the European Facility, in addition to other customary fees. At June 30, 2013, we had no borrowings under the European Facility. As of June 30, 2013, we had potential availability of $91 based on the effective borrowing base. The European Facility expires in March 2016.

Debt covenants — At June 30, 2013, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
June 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$75	$—	$—	$75
Marketable securities - current asset	97	57	40
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	1		1

December 31, 2012
Notes receivable - noncurrent asset	$129	$—	$—	$129
Marketable securities - current asset	60	37	23
Currency forward contracts - current asset	4		4
Currency forward contracts - current liability	1		1

Changes in Level 3 recurring fair value measurements —

	Three Months Ended June 30,		Six Months Ended June 30,
Notes receivable, including current portion	2013	2012	2013	2012
Beginning of period	$133	$119	$129	$116
Accretion of value (interest income)	3	3	7	7
Payment received	(61)		(61)
Other				(1)
End of period	$75	$122	$75	$122

The notes receivable balance represents a payment-in-kind callable note, due 2019, obtained in connection with a divestiture in 2004. The fair value of the note is derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publicly traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note is the risk premium. A significant increase in the risk premium may result in a lower fair value measurement. A significant decrease in the risk premium would not result in a higher fair value measurement due to the callable value cap. The fair value of the note at June 30, 2013 equaled the callable value.

Fair value of financial instruments – The fair values of financial instruments that do not approximate carrying values in our balance sheet are as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$750	$794	$750	$805
Other indebtedness	107	106	109	107
Total	$857	$900	$859	$912

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

Foreign currency derivatives — The total notional amounts of outstanding foreign currency forward contracts, comprised of currency forward contracts involving the exchange of various currencies, were $217 as of June 30, 2013 and December 31, 2012.

The following currency forward contracts were outstanding at June 30, 2013 and are primarily associated with forecasted transactions involving the purchases and sales of inventory through the next twelve months:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$93	$—	$93	Jun-14
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc	60	4	64	Jun-14
British pound	U.S. dollar, Euro	18	1	19	Jun-14
Swedish krona	Euro	16	2	18	Jun-14
South African rand	U.S. dollar, Euro		7	7	Sep-13
Indian rupee	U.S. dollar, British pound, Euro		16	16	Apr-14
Total forward contracts		$187	$30	$217

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in other comprehensive income (OCI) to the extent such contracts remain effective. Changes in fair value of those contracts that are not designated as cash flow hedges are reported in income in the period in which the changes occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net. Amounts recorded in AOCI are ultimately reclassified to earnings in the same periods in which the underlying transactions affect earnings.

Amounts to be reclassified to earnings — Deferred gains of $1 at June 30, 2013, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to June 30, 2013 market rates. Deferred gains at December 31, 2012 of $3 had increased to $7 at March 31, 2013, of which $3 and $5 were reclassified from AOCI to earnings in the quarter and six months ended June 30, 2013. The remainder of the change in the amounts deferred in AOCI is primarily attributable to the fluctuation of the U.S. dollar against the Mexican peso during the first half of 2013.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both June 30, 2013 and December 31, 2012. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $79 for indemnity and defense costs for settled, pending and future claims at June 30, 2013, compared to $83 at December 31, 2012. We use a fifteen-year time horizon for our estimate of this liability.

At June 30, 2013, we had recorded $47 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $50 recorded at December 31, 2012. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

As part of our reorganization, assets and liabilities associated with asbestos claims were retained in Dana Corporation which was then merged into Dana Companies, LLC, a consolidated wholly-owned subsidiary of Dana. The assets of Dana Companies, LLC include insurance rights relating to coverage against these liabilities, a callable note received in connection with a divestiture in 2004 and other assets which we believe are sufficient to satisfy its liabilities. Dana Companies, LLC continues to process asbestos personal injury claims in the normal course of business, is separately managed and has an independent board member. The independent board member is required to approve certain transactions including dividends or other transfers of $1 or more of value to Dana.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at June 30, 2013 and December 31, 2012, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $9 at June 30, 2013 and $11 at December 31, 2012. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at June 30, 2013 and $2 at December 31, 2012.

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

Other legal matters — We are subject to various pending or threatened legal proceedings arising out of the normal course of business or operations. In view of the inherent difficulty of predicting the outcome of such matters, we cannot state what the eventual outcome of these matters will be. However, based on current knowledge and after consultation with legal counsel, we believe that any liabilities that may result from these proceedings will not have a material adverse effect on our liquidity, financial condition or results of operations.

Note 14. Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$63	$77	$66	$72
Amounts accrued for current period sales	7	6	13	15
Adjustments of prior accrual estimates		2		3
Settlements of warranty claims	(10)	(7)	(19)	(13)
Currency impact	(1)	(1)	(1)
Balance, end of period	$59	$77	$59	$77

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

We reported income tax expense related to our continuing operations of $35 and $27 for the quarters ended June 30, 2013 and 2012 and $62 and $64 for the respective six month periods. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. These amounts for the periods presented herein are not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $2 and $2 for the quarters ended June 30, 2013 and 2012 and $4 and $4 for the respective six month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested.

We have generally not recognized tax benefits on losses generated in several entities, including those in the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $800 could be released in the next twelve months.

Note 16. Other Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income	$5	$5	$12	$11
Foreign exchange gain (loss)	4	(1)	(4)	(10)
Strategic transaction expenses	(2)		(4)	(2)
Write off of deferred financing costs	(2)		(2)
Recognition of unrealized gain on payment-in-kind note receivable	5		5
Impairment of long-lived assets				(2)
Other	8	4	13	10
Other income, net	$18	$8	$20	$7

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above, while foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Foreign exchange gain (loss) for 2013 includes a first quarter charge of $6 resulting from the devaluation of the Venezuelan bolivar and a second quarter recovery of $3 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate. We will recognize any additional recoveries as they are actually settled at the former rate.

As discussed in Note 11 above, during the second quarter of 2013 we wrote off previously deferred financing costs associated with our prior revolving credit facility.

As discussed in Note 12 above, the receipt of a payment on a payment-in kind note receivable during the second quarter of 2013 resulted in the recognition of a portion of the related unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

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

Segment information —

	2013			2012
Three Months Ended June 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
LVD	$673	$33	$71	$735	$44	$76
Power Technologies	265	6	39	262	6	37
Commercial Vehicle	498	32	61	513	39	57
Off-Highway	364	12	46	426	17	56
Eliminations and other		(83)			(106)
Total	$1,800	$—	$217	$1,936	$—	$226

Six Months Ended June 30,
LVD	$1,292	$66	$112	$1,462	$102	$139
Power Technologies	521	11	75	530	11	77
Commercial Vehicle	956	64	102	1,064	72	118
Off-Highway	707	24	87	844	32	105
Eliminations and other		(165)			(217)
Total	$3,476	$—	$376	$3,900	$—	$439

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment EBITDA	$217	$226	$376	$439
Corporate expense and other items, net	(2)	(4)	(3)	(7)
Depreciation	(40)	(46)	(82)	(94)
Amortization of intangibles	(21)	(22)	(43)	(44)
Restructuring	(4)	(19)	(6)	(24)
Strategic transaction and other items	(3)	(1)	(6)	(5)
Write off of deferred financing costs	(2)		(2)
Recognition of unrealized gain on payment-in-kind note receivable	5		5
Impairment and loss on sale of assets		(3)		(6)
Stock compensation expense	(4)	(2)	(9)	(9)
Foreign exchange on intercompany loans and market value adjustments on forwards	(1)	(1)
Interest expense	(21)	(20)	(42)	(41)
Interest income	5	5	12	11
Income from continuing operations before income taxes	129	113	200	220
Income tax expense	35	27	62	64
Equity in earnings of affiliates	3	2	7	6
Income from continuing operations	97	88	145	162
Income (loss) from discontinued operations	(1)	1	1
Net income	$96	$89	$146	$162

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Equity method investments exceeding $5 at June 30, 2013 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$153
Bendix Spicer Foundation Brake, LLC	20%	37
Axles India Limited	48%	8
All others as a group	Various	10
Investments in equity affiliates		208
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$210

Summarized financial information for DDAC —

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$229	$165	$416	$378
Gross profit	$25	$17	$45	$40
Pre-tax income	$10	$3	$16	$9
Net income	$10	$3	$16	$8
Dana's equity earnings in affiliate	$3	$—	$6	$2

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At June 30, 2013, we employed approximately 23,800 people, operated in 26 countries and had 94 major manufacturing/distribution, technical centers and office facilities around the world.

In the first half of 2013, 44% of our sales came from North American operations and 56% from operations throughout the rest of the world. Our sales by operating segment were LVD – 37%, Commercial Vehicle – 28%, Off-Highway – 20% and Power Technologies – 15%.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

During the past three years, we have significantly improved our financial condition – reducing debt, improving the profitability of customer programs and eliminating structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

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

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses, targeting increased future aftermarket revenues as a percent of consolidated sales.

Selective acquisitions — Our current acquisition focus is to identify “bolt-on” acquisition opportunities like the SIFCO and AIL transactions that have a strategic fit with our existing businesses, particularly opportunities that support our growth initiatives and enhance the value proposition of our customer product offerings. Any potential acquisition will be evaluated in the same manner we currently consider customer program opportunities – with a disciplined financial approach designed to ensure profitable growth.

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

Acquisitions

Fallbrook — In September 2012, we entered into a strategic alliance with Fallbrook. In connection with this transaction, we obtained an exclusive license to Fallbrook's CVP technology, allowing Dana to engineer, produce and sell driveline products using this technology for passenger and certain off-highway vehicles in the end markets Dana serves. As part of this alliance, Fallbrook will also provide Dana with development and other support through an engineering services agreement and several Fallbrook engineers have been hired by Dana. Under the exclusive license agreement, Dana paid Fallbrook $20 for the markets licensed to Dana; $7 was paid at closing, $5 was paid during the fourth quarter of 2012 and $4 was paid in both the first and second quarters of 2013.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2013 Outlook			2012	2011
North America
Light Vehicle (Total)	15,900	to	16,100	15,441	13,125
Light Truck (full frame)	3,400	to	3,500	3,464	3,181
Medium Truck (Classes 5-7)	180	to	190	188	167
Heavy Truck (Class 8)	255	to	265	279	255
Agricultural Equipment	65	to	75	75	69
Construction Equipment	155	to	165	163	149
Europe (including E. Europe)
Light Vehicle	18,000	to	19,000	19,265	20,089
Medium/Heavy Truck	390	to	410	400	430
Agricultural Equipment	245	to	255	255	240
Construction Equipment	290	to	300	322	320
South America
Light Vehicle	4,400	to	4,600	4,290	4,318
Medium/Heavy Truck	195	to	205	172	219
Agricultural Equipment	50	to	55	48	47
Construction Equipment	15	to	20	19	19
Asia-Pacific
Light Vehicle	41,500	to	42,500	40,786	36,803
Medium/Heavy Truck	1,500	to	1,600	1,492	1,720
Agricultural Equipment	675	to	715	750	682
Construction Equipment	550	to	590	614	615

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. A release of built-up demand to replace older vehicles and greater availability of credit also stimulated new vehicle sales. During the first half of 2013, generally favorable trends with employment data, the housing market and consumer confidence were positive factors contributing to a strong market. Second quarter 2013 light vehicle sales were up 12% over this year's first quarter – a level 7% higher than the second quarter of 2012. First half 2013 sales were 6% stronger than the same period last year. Reflective of the higher sales levels, light vehicle production of around 4.2 million units was up about 5% from last year's second quarter, and first half production of around 8.2 million vehicles is about 3% higher than the comparable 2012 period. In the full frame light truck segment where more of our programs are focused, second quarter and first half 2013 sales were 8 to 9% stronger than 2012. Although sales were considerably stronger, full frame light truck production levels in 2013 were relatively comparable to 2012 levels – with second quarter production up about 1% and six month production about 1% lower. Inventory levels of total light vehicles in the U.S. continue to be near normal levels of around 60 days' supply at the end of June 2013, comparable with inventory levels at the end of this year's first quarter and a year ago. Full frame light truck inventory of 74 days' supply at the end of June 2013 compares with 77 days at the end of March 2013 and 87 days at the end of June 2012.

We expect that improved overall economic conditions will continue in the second half of 2013. Our current outlook for 2013 light vehicle production is unchanged from our April forecast at 15.9 to 16.1 million units, a 3 to 4% increase over 2012, while we increased our full frame light truck production by 100,000 units to 3.4 to 3.5 million units, comparable to 2012 full year production.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has increased over the past couple of years. Although production levels were higher in 2012, the strength was in the first half of last year, with the market weakening in the second half. Although heavy-duty Class 8 truck production rates in 2013 have not returned to first-half 2012 production levels, production of about 67,000 units in the second quarter of 2013 was up more than 20% from this year's first quarter. Compared to 2012, Class 8 truck production in the second quarter of 2013 was down about 15% from 2012, with production for the first six months of 2013 lower by about 22%. Production levels in the medium-duty Classes 5-7 segment have been less volatile. Second quarter 2013 medium-duty truck production of around 49,000 units was comparable with this year's first quarter, with second quarter and first half 2013 unit production coming in about 2 to 3% lower than the same periods in 2012.

Although the North America economy is showing signs of slow but steady improvement, Class 8 production levels haven't picked up as much as previously anticipated. As such, we've reduced our previous Class 8 production forecast range of 260,000 to 270,000 units to a range of 255,000 to 265,000 units, which is down 5 to 9% compared with 2012. Our Classes 5-7 full year 2013 production forecast was unchanged at a range of 180,000 to 190,000 units, which is flat to down 4% compared with production levels in 2012.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. Second quarter 2013 production levels improved nearly 4% from this year's first quarter to a level comparable with the second quarter of 2012 – a sign that perhaps some stability has begun to take hold. While up sequentially, year-over-year six-month 2013 production was down about 4% compared to last year. We expect a challenging, uncertain European market will persist over the remainder of 2013, with our full year outlook for production being down 1 to 7% compared with 2012. After increasing the previous two years, South American production levels weakened in 2012. As expected, 2013 production has rebounded some, with second quarter and first half light vehicle production up about 21% and 14% from last year. Our full year 2013 production outlook for South America is unchanged from earlier this year, with production expected to increase from 3 to 7% over 2012. Light vehicle production in the Asia Pacific region was up more than 10% in 2012, rebounding from production levels in 2011 that were adversely impacted by natural disasters in Japan and Thailand. Stronger production levels continued in 2013, with production in this region up about 2 to 3% in this year's second quarter and first half, consistent with our full year 2013 outlook for production to be up 2 to 4% from 2012.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The challenging economic environment in Europe was a primary driver in the first half of 2013 as medium/heavy production for the second quarter and first six months of 2013 was down 12 to 13% from comparable 2012 periods. With economic difficulties lingering into 2013, our outlook for full year 2013 Europe production being in the range of 2012 levels plus or minus 3% contemplates some strengthening in the latter part of this year. South American medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases following engine emissions changes in Brazil. The anticipated rebound in 2013 has materialized and gained some strength in the second quarter of 2013 as unit production increased more than 25% from the first quarter of this year. Compared with 2012, this year's second quarter and six-month production levels are higher by about 53% and 37%. With challenging economic conditions in South America, we are not expecting second-half 2013 production to be as strong as the first half of this year. Consequently, we're maintaining our outlook for full year medium/heavy truck production in South America to be about 13 to 19% higher than in 2012. Asia Pacific medium/heavy truck production the past two years was adversely impacted by slower growth in China in 2012 and natural disasters which disrupted production in 2011. First half 2013 production was down about 7% from 2012 as production levels in last year's first quarter were relatively strong, with the market weakness in China manifesting itself more during the last nine months of 2012. We continue to expect that pent up demand for trucks after two years of restrained production, along with some economic strengthening, will raise 2013 production levels. However, with the markets in China and India continuing to show some weakness, we reduced our April forecast for full year 2013 medium/heavy truck production in the Asia Pacific region to a revised outlook that is flat to up about 7% from last year.

Off-Highway Markets

Our off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction and agricultural equipment segments, both of which experienced increased demand during the past couple of years, with overall growth slowing to 5% across all regions in 2012. First half 2013 demand levels in this business have been consistent with overall economic developments impacting other markets – North America demand levels favorably impacted by strengthening economic conditions, Europe somewhat stable and Asia Pacific demand levels negatively impacted by weakness in China and India. First half 2013 softness in the construction markets and weak demand levels in the mining sector have adversely impacted off-highway sales and these conditions are expected to now persist during the last six months of this year. Consequently, we've lowered our construction market production expectations in North America, Europe and Asia Pacific. We also dropped the agricultural equipment production expectation in Asia Pacific from our April 2013 outlook.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. Most of our major customer agreements have provisions which allow us to pass the effects of significant commodity price changes through to those customers. Where such formal agreements are not present, we have historically been successful implementing price adjustments that compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as the contractual recoveries and inflation-based pricing adjustments typically lag the cost increases.

In the second quarter and first six months of 2013, higher commodity prices increased our costs by approximately $4 and $9 over the corresponding periods in 2012, while last year's second quarter and six month results reflected increases in commodity costs of $20 and $31 versus 2011. Material recovery and other pricing actions, exclusive of devaluation-related pricing adjustments in Venezuela, increased year-over-year sales by about $17 and $20 in the second quarter and first six months of 2013, which compares to second quarter and six month year-over-year increases of $42 and $60 in 2012.

Sales, Earnings and Cash Flow Outlook

	2013 Outlook	2012	2011
Sales	~ $7,000	$7,224	$7,544

Adjusted EBITDA *	~ $800	$781	$765

Free Cash Flow **	$265 - $285	$175	$174

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

Our 2012 sales were adversely impacted by weaker international exchange rates. Adjusted for exchange rates, 2012 sales were about the same as 2011, with softened demand levels, principally in the Europe region and in the South and North American medium/heavy truck markets, being offset by stronger demand levels in the light vehicle and off-highway markets. For 2013, as expected sales are being significantly impacted by the scheduled roll-offs of certain light-vehicle customer programs. With some adverse currency effects and demand in certain of markets now expected to be softer, we've lowered our outlook for 2013 sales from approximately $7,100 to approximately $7,000, a decline of about 3% from our 2012 sales. Despite the reduced level of sales, we expect Adjusted EBITDA to improve as we benefit from restructuring, cost reduction and pricing actions. With the reduced sales outlook, we're expecting full year 2013 Adjusted EBITDA to now come in around $800, the low end of our prior outlook of $800 to $820.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 included a $150 voluntary contribution to our U.S. pension plans. During the second quarter of 2013, free cash flow benefited by the receipt of $26 of interest relating to a callable payment-in-kind note receivable. Despite the lower sales and earnings, we're maintaining our cash flow expectation; and with the inclusion of the second quarter 2013 receipt of interest, we increased our full year 2013 free cash flow outlook from the previous range of $240 to $260 to a current outlook of $265 to $285. Higher cash taxes, capital expenditures and working capital requirements are expected to be partially offset by higher earnings. Cash taxes are expected to total about $125 to $135 in 2013 compared to $98 in 2012 and capital expenditures for the year are expected to be $180 to $200 compared to $164 in 2012. Pension contributions in 2013 are expected to be around $60, which is similar to 2012 after excluding last year's incremental funding of $150. Expected 2013 cash requirements for net interest are now about $45 after the interest received on the callable note in the second quarter, with restructuring cash requirements unchanged at $45 to $55.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Second Quarter, 2013 versus 2012)

	Three Months Ended June 30,
	2013	2012	Increase/(Decrease)
Net sales	$1,800	$1,936	$(136)
Cost of sales	1,541	1,663	(122)
Gross margin	259	273	(14)
Selling, general and administrative expenses	105	110	(5)
Amortization of intangibles	18	19	(1)
Restructuring charges, net	4	19	(15)
Other income, net	18	8	10
Income from continuing operations before interest expense and income taxes	$150	$133	$17

Income from continuing operations	$97	$88	$9

Income (loss) from discontinued operations	$(1)	$1	$(2)

Net income attributable to the parent company	$92	$86	$6

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended June 30,			Amount of Change Due To
	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
North America	$800	$945	$(145)	$1	$(12)	$(134)
Europe	517	550	(33)	(1)		(32)
South America	271	225	46	(40)		86
Asia Pacific	212	216	(4)	2		(6)
Total	$1,800	$1,936	$(136)	$(38)	$(12)	$(86)

Sales for the second quarter of 2013 declined 7% from 2012. Lower market volumes, particularly in our global off-highway markets, contributed about $43 to the year-over-year sales decline. Scheduled roll-offs of certain North America light vehicle market programs also reduced sales by $72. Currency effects and divestitures contributed to the lower sales, with pricing actions, principally relating to material recovery, providing a partial offset of about $29.

North America second-quarter sales, adjusted for currency and divestitures, was down $134, or 14%. Scheduled roll-offs of certain light vehicle programs accounted for $72 of the decrease. A reduction in second quarter 2013 medium/heavy production levels of around 10% and lower off-highway market volumes, partly due to the transfer of certain production to our Asia Pacific operations, were the primary drivers of the remaining sales reduction.

Excluding currency effects, our sales in Europe in the second quarter of 2013 were 6% lower than in 2012. The overall economic weakness in Europe has adversely impacted most of our businesses in the region, with much of the impact coming from weaker off-highway demand as a result of the scale of this business in Europe.

South America sales were negatively impacted by the devaluation of the bolivar in Venezuela and a weaker Brazil real in the second quarter of 2013. Exclusive of currency effects, sales increased 38% over 2012. Stronger medium/heavy truck production of more than 50% was the principal driver of the higher organic sales.

Second quarter 2013 sales in Asia Pacific were relatively comparable to 2012, with modest increases in production levels generally being offset by customer mix and other factors.

Cost of sales and gross margin — Cost of sales for the second quarter of 2013 was 7% lower than in 2012. The percent reduction was consistent with reduced sales, principally due to scheduled program roll-offs and lower production levels in certain markets. Cost of sales as a percent of sales was 85.6% in 2013 as compared to 85.9% in 2012. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $11, which were partially offset by an increase in commodity costs of about $4. The net material savings were largely offset by lower manufacturing volumes absorbing less fixed costs.

Gross margin of $259 in the second quarter of 2013 decreased $14 from 2012, representing 14.4% of sales in 2013 as compared to 14.1% of sales in 2012. The slight margin improvement was due principally to material cost savings and pricing actions partially offset by the effect of lower sales volumes.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $105 (5.8% of sales) as compared to $110 (5.7% of sales) in 2012. Salary and benefits expense in this year's second quarter was approximately $5 less than in 2012, with the remaining reduction coming from selling expense and other discretionary spending.

Restructuring charges — Restructuring expense of $4 in 2013 represents the net result of $9 of severance and employee benefit costs associated with newly implemented headcount reduction initiatives in Argentina and Australia and $1 of exit costs associated with previously announced initiatives, offset in part by the reversal of $6 of previously accrued severance obligations. New customer programs and other developments in our North American Light Vehicle and Power Technologies businesses and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. The restructuring expense of $19 in 2012 related to specific headcount reduction initiatives, primarily associated with certain of our South American operations, an $11 lease continuation charge arising from the planned exit of our Kalamazoo, Michigan facility, and other costs associated with previously announced actions.

Other income, net — Other income was $18 and $8 in 2013 and 2012. Interest income contributed $5 in both 2013 and 2012. During 2013 we experienced a net foreign exchange gain of $4 as compared to a net foreign exchange loss of $1 in 2012. The net foreign exchange gain in 2013 includes a recovery of $3 as the Venezuelan government allowed certain transactions committed prior to the February 2013 devaluation to be settled at the former exchange rate. Strategic transaction expenses were $2 and zero in 2013 and 2012. During 2013 we wrote off $2 of deferred financing costs associated with our prior revolving credit facility. During 2013 we received a payment on a payment-in-kind note receivable which resulted in the recognition of $5 of an unrealized gain that resulted from the valuation of the note receivable below its callable value at emergence from bankruptcy.

Interest expense — Interest expense was $21 and $20 in 2013 and 2012. The impact of a higher average effective interest rate in 2013 was partially offset by lower average debt levels. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 8.7% and 8.0% in 2013 and 2012.

Income tax expense — Income tax expense of our continuing operations was $35 and $27 for the second quarters of 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $800 could be released in the next twelve months.

Equity in earnings of affiliates — Equity investments provided net earnings of $3 and $2 in 2013 and 2012, with equity in earnings of Dongfeng Dana Axle Co., Ltd. (DDAC) being $3 in 2013 and zero in 2012.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to the consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2013 versus 2012)

	Six Months Ended June 30,
	2013	2012	Increase/(Decrease)
Net sales	$3,476	$3,900	$(424)
Cost of sales	3,003	3,361	(358)
Gross margin	473	539	(66)
Selling, general and administrative expenses	208	223	(15)
Amortization of intangibles	37	38	(1)
Restructuring charges, net	6	24	(18)
Other income, net	20	7	13
Income from continuing operations before interest expense and income taxes	$242	$261	$(19)

Income from continuing operations	$145	$162	$(17)

Income from discontinued operations	$1		$1

Net income attributable to the parent company	$134	$156	$(22)

Sales — The following table shows changes in our sales by geographic region.

	Six Months Ended June 30,			Amount of Change Due To
	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions Divestitures	Organic Change
North America	$1,522	$1,909	$(387)	$2	$(23)	$(366)
Europe	1,020	1,102	(82)	(4)		(78)
South America	491	449	42	(65)		107
Asia Pacific	443	440	3	(1)		4
Total	$3,476	$3,900	$(424)	$(68)	$(23)	$(333)

Sales for 2013 declined 11% from 2012. Lower market volumes, particularly in our North America medium/heavy truck market and global off-highway markets, contributed about $202 to lower year-over-year sales. Scheduled roll-offs of certain North America light vehicle market programs also reduced sales by $162. Currency effects and divestitures also contributed to the lower sales, with pricing actions, principally relating to material recovery, providing a partial offset of about $31.

Most of the 2013 consolidated sales decrease occurred in North America. Scheduled roll-offs of certain light vehicle programs accounted for $162 of the decrease. Reductions in 2013 in medium/heavy production levels of around 15% and in full frame light truck production levels of about 1% in North America adversely impacted comparative sales. Off-highway market sales were lower in 2013, partly due to the transfer of certain production to our Asia Pacific operations.

Excluding currency effects, our sales in Europe in 2013 were 7% lower than in 2012. Lower production levels attributable to the overall economic weakness in Europe has adversely impacted most of our businesses in the region.

South America sales in 2013 were significantly impacted by a weaker Brazilian real and the devaluation of the Venezuelan bolivar. Adjusted for currency effects, first half 2013 sales are up about 24%. Growth in medium/heavy truck production of about 37% was the principal driver of the higher organic sales.

Asia Pacific sales are comparable to 2012. Increased production associated with a new light vehicle program launched in 2012 contributed to higher sales. These new program sales were largely offset by market weakness in India.

Cost of sales and gross margin — Cost of sales for 2013 was about 11% lower than in 2012. The reduction is consistent with the decline in sales, due principally to scheduled program roll-offs and lower production levels. Cost of sales as a percent of sales was 86.4% in 2013, comparable to 86.2% in 2012. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $22, which more than offset an increase in commodity costs of about $9. Lower warranty expense reduced cost of sales by $5. The material and warranty cost savings were essentially offset by increases attributable to lower manufacturing volumes absorbing less fixed costs.

Gross margin of $473 in 2013 decreased $66 from 2012, representing 13.6% of sales in 2013 as compared to 13.8% of sales in 2012. The margin reduction is due principally to the effect of lower sales volumes, with net material cost savings, lower warranty expense, material cost recovery and other pricing actions providing an offset.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $208 (6.0% of sales) as compared to $223 (5.7% of sales) in 2012. Salary and benefits expense in this year's first quarter was approximately $10 less than in 2012, with the remaining $5 reduction coming from selling expense and other discretionary spending.

Restructuring charges — Restructuring charges of $6 in 2013 represents the net result of $11 of costs associated with newly implemented headcount reduction initiatives in Argentina and Australia and exit costs associated with previously announced initiatives, offset in part by a $7 reversal of previously accrued obligations. New customer programs and other developments in our North American Light Vehicle and Power Technologies businesses and a decision by our European Off-Highway business to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations. The restructuring cost of $24 in 2012 related to work force reduction actions along with exit costs relating to previously announced actions, including a charge of $11 to accrue the estimated fair value of the remaining lease obligations associated with exiting our Kalamazoo, Michigan facility.

Other income, net — Other income was $20 and $7 in 2013 and 2012. Interest income contributed $12 and $11 in 2013 and 2012. Net foreign exchange losses were $4 and $10 in 2013 and 2012. The net foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the devaluation of the Venezuelan bolivar and a second quarter recovery of $3 as the Venezuelan government allowed certain transactions existing at the date of devaluation to be settled at the former exchange rate. Strategic transaction expenses were $4 and $2 in 2013 and 2012. During 2013 we wrote off $2 of deferred financing costs associated with our prior revolving credit facility, and we received a payment on a payment-in-kind note receivable which resulted in the recognition of $5 of an unrealized gain that resulted from the valuation of the note receivable below its callable value at emergence from bankruptcy.

Interest expense — Interest expense was $42 and $41 in 2013 and 2012. The impact of a higher average effective interest rate in 2013 was partially offset by lower average debt levels. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 8.5% and 8.2% in 2013 and 2012.

Income tax expense — Income tax expense of our continuing operations was $62 and $64 in the first six months of 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $800 could be released in the next twelve months.

Equity in earnings of affiliates — Equity investments provided net earnings of $7 and $6 in 2013 and 2012, with equity in earnings of DDAC being $6 in 2013 and $2 in 2012.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to the consolidated financial statements in Item 1 of Part I.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended June 30,	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
LVD	$673	$735	$(62)	$(33)	$—	$(29)
Power Technologies	265	262	3	(3)		6
Commercial Vehicle	498	513	(15)	(7)		(8)
Off-Highway	364	426	(62)	5	(12)	(55)
Total	$1,800	$1,936	$(136)	$(38)	$(12)	$(86)

Six Months Ended June 30,
LVD	$1,292	$1,462	$(170)	$(44)	$—	$(126)
Power Technologies	521	530	(9)	(6)		(3)
Commercial Vehicle	956	1,064	(108)	(24)		(84)
Off-Highway	707	844	(137)	6	(23)	(120)
Total	$3,476	$3,900	$(424)	$(68)	$(23)	$(333)

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for the second quarter and first six months of 2013 were 4% and 9% lower than the corresponding periods of 2012. Scheduled roll-offs of certain vehicle programs in North America were the primary driver, accounting for $72 of the reduced quarter-over-quarter sales and $162 of the six-month reduction. Adverse currency effects in the second quarter include $21 relating to the February 2013 devaluation of the Venezuela bolivar. Pricing actions added $28 in the second quarter, including $12 in Venezuela to mitigate devaluation effects. Market volume, mix impacts and other factors increased organic sales by $15 in the second quarter and $8 for the six months ended June 30, 2013.

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales were up $6 in this year's second quarter and down $3 for the first half of this year compared to 2012. Stronger North America light vehicle production levels contributed to increased sales, while lower medium/heavy truck production levels and overall weakness in Europe adversely impacted sales.

After adjusting for the effects of currency movements, second quarter 2013 sales in our Commercial Vehicle segment were down about 2% compared to 2012 with sales for the first six months of 2013 coming in 8% lower than in 2012. The organic sales decline in this segment is almost entirely volume related. Year-over-year second quarter medium/heavy truck production declines in North America and Europe of 10% and 13% were partially offset by strong production levels in South America which were higher by 53%. The larger decline of 8% for the comparative six-month periods was due in part to weaker first quarter production levels which caused six-month medium/heavy truck production in North America to be down about 15% from 2012. Additionally, first quarter 2013 production in South America was not as strong as the second quarter, resulting in six-month production being up about 37% compared to 2012.

Sales in our Off-Highway segment, net of currency and divestiture effects, for the second quarter and first six months of 2013 were down about 13% and 14% from 2012. Lower demand levels, particularly in the construction and mining markets of this business, adversely affected sales in this segment. Additionally, this segment's strong presence in Europe was a headwind given the overall economic difficulties that continue to impact this region.

Segment EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
Segment EBITDA	2013	2012	Increase/(Decrease)	2013	2012	Increase/(Decrease)
LVD	$71	$76	$(5)	$112	$139	$(27)
Power Technologies	39	37	2	75	77	(2)
Commercial Vehicle	61	57	4	102	118	(16)
Off-Highway	46	56	(10)	87	105	(18)
Total Segment EBITDA	217	226	(9)	376	439	(63)
Corporate expense and other items, net	(2)	(4)	2	(3)	(7)	4
Structures EBITDA		3	(3)		5	(5)
Adjusted EBITDA *	215	225	(10)	373	437	(64)
Depreciation and amortization	(61)	(68)	7	(125)	(138)	13
Restructuring	(4)	(19)	15	(6)	(24)	18
Interest expense, net	(16)	(15)	(1)	(30)	(30)	—
Structures EBITDA		(3)	3		(5)	5
Other **	(5)	(7)	2	(12)	(20)	8
Income from continuing operations before income taxes	129	113	16	200	220	(20)
Income tax expense	35	27	8	62	64	(2)
Equity in earnings of affiliates	3	2	1	7	6	1
Income from continuing operations	97	88	9	145	162	(17)
Income (loss) from discontinued operations	(1)	1	(2)	1		1
Net income	$96	$89	$7	$146	$162	$(16)

*    See discussion of non-GAAP financial measures below.

**
Other includes write off of deferred financing costs, recognition of unrealized gain on payment-in-kind note receivable, strategic transaction expenses, stock compensation expense, loss on sales of assets, impairment of long-lived assets and foreign exchange costs and benefits. See Note 17 to the consolidated financial statements in Item 1 of Part I for additional details.

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

LVD segment EBITDA of $71 and $112 in the second quarter and first half of 2013 were down from EBITDA of $76 and $139 recorded in the comparable 2012 periods. EBITDA margins were 10.5% of sales in the second quarter of 2013 as compared to 10.3% in 2012, with six-month EBITDA as a percent of sales of 8.7% in 2013 and 9.5% in 2012. First quarter 2013 results were adversely impacted by $11 for the February 2013 devaluation of the Venezuelan bolivar, which included a first-quarter 2013 charge of $6 for the rate adjustment of bolivar denominated net financial assets at the date of devaluation and $5 of increased post-devaluation operational cost. In this year's second quarter, pricing actions of $12 were implemented, $9 of which mitigated increased operational cost in the second quarter and $3 of which provided recovery against the first quarter devaluation cost. Additionally, in the second quarter of 2013, a currency gain of $3 was realized relating to settlement of transactions at the pre-devaluation rate. As such, second quarter 2013 recovery of $6 put the first half Venezuela devaluation impact at $5. Scheduled program roll-offs adversely impacted comparative second quarter EBITDA by $5, with the first half adversely impacted by $11. Other pricing actions, currency effects, market volume changes and cost performance reduced year-over-year second quarter and six-month EBITDA by $6 and $11.

In the Power Technologies segment, second quarter 2013 EBITDA of $39 was $2 higher than in 2012, with six-month EBITDA of $75 being $2 lower than the corresponding 2012 period. Second quarter EBITDA as a percent of sales was 14.7% in 2013 compared to 14.1% in 2012. Increased sales volumes and material cost savings were the primary drivers of the improved profit, more than offsetting higher engineering expense. Six-month year-to-date EBITDA as a percent of sales was 14.4%, down slightly from 14.5% for the same 2012 period as material cost savings and higher engineering spend were generally offsetting.

Commercial Vehicle segment EBITDA in the second quarter of 2013 was $61, an increase of $4 over the same period of 2012. Second quarter EBITDA margins improved to 12.2% in 2013 from 11.1% in 2012. The segment EBITDA and margin improvement was due principally to better cost performance. For the six-month period ended June 30, 2013, EBITDA of $102 was down $16 from 2012. The weaker first quarter of 2013 resulted in six-month sales volumes being down significantly, reducing EBITDA by about $17, with better cost performance providing a slight offset.

In our Off-Highway segment, EBITDA for the second quarter and first half of 2013 was $46 and $87, $10 and $18 lower than in the corresponding periods of 2012. Second quarter and first half EBITDA margins of 12.6% and 12.3% in 2013 compared to 13.1% and 12.4% in 2012. Lower sales volumes reduced second quarter year-over-year EBITDA by about $19. This was partially offset by material cost savings of $4, a reduction in warranty expense of $2 and other cost savings. For the six-month period comparison, lower sales volumes reduced EBITDA by $36. Partially offsetting this reduction were material cost savings of $9, improved pricing of $4, a reduction in warranty expense of $3 and other cost savings.

Liquidity

Our global liquidity at June 30, 2013 was as follows:

Cash and cash equivalents	$1,030
Less: Deposits supporting obligations	(23)
Available cash	1,007
Additional cash availability from lines of credit in the U.S. and Europe	394
Marketable securities	97
Total global liquidity	$1,498

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our June 30, 2013 consolidated cash and cash equivalents balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$179	$699	$878
Cash and cash equivalents held as deposits	1	22	23
Cash and cash equivalents held at less than wholly-owned subsidiaries		129	129
Consolidated cash balance	$180	$850	$1,030

A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. Beyond these restrictions, there are practical limitations on repatriation of cash from certain subsidiaries because of the resulting tax withholdings and subsidiary by-law restrictions which could limit our ability to access cash and other assets. Cash and marketable securities of a wholly-owned subsidiary, Dana Companies, LLC, of $91 at June 30, 2013 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) borrowings from our European accounts receivable backed credit facility and (iv) borrowings from our revolving facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations, common stock repurchases and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At June 30, 2013, there was $91 of availability, but no borrowings, under our European accounts receivable backed credit facility based on the effective borrowing base. At June 30, 2013, we had no borrowings under the revolving facility but we had utilized $70 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $303 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $394 under these credit facilities.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Through June 30, 2013, we have repurchased 6,013,277 shares for a total of $101, including $86 paid in the first half of 2013 to acquire 4,947,677 shares.

In February 2013, the Venezuelan government announced a devaluation of its currency from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. Based on our net monetary assets denominated in bolivars at the time of the devaluation, we recorded a charge resulting from the devaluation of $7 in our results for the quarter ended March 31, 2013. In connection with the devaluation, the Venezuelan government provided that certain transactions committed to prior to the devaluation could be settled at the former exchange rate. We settled a portion of these transactions resulting in gains of $1 and $3 in the first and second quarters of 2013. Additional recoveries may be realized in the future as pre-devaluation commitments are approved for settlement at the former exchange rate.

From time to time, depending upon market, pricing and other conditions, as well as our cash balances and liquidity, we may seek to acquire our notes or other indebtedness or other securities, including shares of our preferred stock, through open market purchases, privately negotiated transactions, tender offers, exchange offers, redemption or otherwise, upon such terms and at such prices as we may determine (or as may be provided for in the indentures governing the notes), for cash, securities or other consideration. There can be no assurance that we will pursue any such transactions in the future, as the pursuit of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our financing and governance documents.

Cash Flow

	Six Months Ended June 30,
	2013	2012
Cash used for working capital	$(84)	$(139)
Other cash provided by operations	271	130
Net cash provided by (used in) operating activities	187	(9)
Net cash used in investing activities	(75)	(68)
Net cash provided by (used in) financing activities	(117)	36
Net decrease in cash and cash equivalents	$(5)	$(41)

The table above summarizes our consolidated statement of cash flows for the first half of 2013 and 2012. During the first half of 2013 we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which relates to prior years. The principal portion of the payment has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $271 in 2013 as compared to $130 in 2012. The year-over-year increase in other cash provided by operations is primarily attributable to a $150 one-time contribution that was made to our U.S. pension plans in January 2012 and the receipt in April 2013 of $28 of interest on a payment-in-kind note receivable.

Working capital used cash of $84 in the first half of 2013 and $139 in last year's first half. Higher second quarter sales as compared to prior year fourth quarter sales for both 2013 and 2012 resulted in increased levels of receivables and inventory. Cash of $187 was used in 2013 to finance increased receivables and $153 was used in 2012. We also used cash of $52 and $97 to fund higher inventory levels in 2013 and 2012. Partially offsetting the cash use for higher receivables in both 2013 and 2012 was cash provided by increases in accounts payable and other net liabilities of $155 in 2013 and $111 in 2012.

Investing activities — Expenditures for property, plant and equipment in the first half of both 2013 and 2012 were $71. During the first half of 2013, we paid $8 related to our strategic alliance with Fallbrook. As discussed above, during the first half of 2013 we received a payment on a payment-in-kind note receivable which included $33 of principal. During the first half of 2013, we purchased $66 of marketable securities, which was funded in part by the $61 payment received on the note receivable and $5 of proceeds received on maturing marketable securities. Also during the first half of 2013, we received proceeds of $24 on the sale of marketable securities.

Financing activities — During the first half of 2013, we increased long-term borrowings at international locations and paid $3 in financing costs to amend our revolving facility. In the first half of 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. Dividends of $15 were paid to both preferred and common shareholders during the first half of 2013 and 2012. Additionally, during the first half of 2013 we used cash of $86 to repurchase common shares under our $1,000 share repurchase program and paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $8 at both June 30, 2013 and December 31, 2012.

There have been no material changes at June 30, 2013 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2012 Form 10-K.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Repurchased shares will be deemed common stock held in treasury. Under the program, we used cash of $62 to repurchase shares of our common stock during the second quarter of 2013.

Calendar Month	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April	1,276,090	$16.65	1,276,090	$190
May	1,215,200	$17.65	1,215,200	$169
June	1,058,500	$18.68	1,058,500	$899

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	July 25, 2013	By:	/s/ William G. Quigley III
William G. Quigley III
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 20, 2013, among Dana Holding Corporation, as the borrower; the guarantors party thereto; Citibank, N.A., as administrative agent and collateral agent; the banks, financial institutions and other institutional lenders party thereto, each as a lender; Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers and joint bookrunners; Bank of America, N.A., as syndication agent; and Barclays Bank PLC, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., UBS Securities LLC and Wells Fargo Bank, N.A., as documentation agents. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 20, 2013 and incorporated herein by reference.

10.2
Amended and Restated Security Agreement, dated as of June 20, 2013, among Dana Holding Corporation, the guarantors party thereto and Citibank, N.A., as collateral agent. Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 20, 2013 and incorporated herein by reference.

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