Form 10-Q
period 2013-09-30
DANA HOLDING CORP
filed 2013-10-29
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2013
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
  Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 146,904,211 shares of the registrant’s common stock outstanding at October 11, 2013.

DANA HOLDING CORPORATION – FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dana Holding Corporation
Consolidated Statement of Operations (Unaudited)
(In millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,669	$1,715	$5,145	$5,615
Costs and expenses
Cost of sales	1,434	1,477	4,437	4,838
Selling, general and administrative expenses	97	99	305	322
Amortization of intangibles	18	18	55	56
Restructuring charges, net	8	6	14	30
Other income, net	18	2	38	9
Income from continuing operations before interest expense and income taxes	130	117	372	378
Interest expense	27	22	69	63
Income from continuing operations before income taxes	103	95	303	315
Income tax expense	34	33	96	97
Equity in earnings of affiliates	3	(2)	10	4
Income from continuing operations	72	60	217	222
Loss from discontinued operations	(1)	—	—	—
Net income	71	60	217	222
Less: Noncontrolling interests net income	3	4	15	10
Net income attributable to the parent company	68	56	202	212
Preferred stock dividend requirements	6	8	21	23
Preferred stock redemption premium	232		232
Net income (loss) available to common stockholders	$(170)	$48	$(51)	$189

Net income (loss) per share available to parent company common stockholders:
Basic:
Income (loss) from continuing operations	$(1.15)	$0.32	$(0.35)	$1.28
Loss from discontinued operations	$(0.01)	$—	$—	$—
Net income (loss)	$(1.16)	$0.32	$(0.35)	$1.28

Diluted:
Income (loss) from continuing operations	$(1.15)	$0.26	$(0.35)	$0.99
Loss from discontinued operations	$(0.01)	$—	$—	$—
Net income (loss)	$(1.16)	$0.26	$(0.35)	$0.99

Weighted-average common shares outstanding
Basic	145.8	148.1	146.6	147.8
Diluted	145.8	214.5	146.6	214.7

Dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$71	$60	$217	$222
Less: Noncontrolling interests net income	3	4	15	10
Net income attributable to the parent company	68	56	202	212

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	30	25	(34)	(10)
Hedging gains and losses	(1)	4	(4)	12
Investment and other gains and losses	3		(6)	1
Defined benefit plans	6	(2)	20	4
Other comprehensive income (loss) attributable to the parent company	38	27	(24)	7

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	1	2	(4)	2
Hedging gains and losses	1		1
Other comprehensive income (loss) attributable to noncontrolling interests	2	2	(3)	2

Total comprehensive income attributable to the parent company	106	83	178	219
Total comprehensive income attributable to noncontrolling interests	5	6	12	12
Total comprehensive income	$111	$89	$190	$231

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet (Unaudited)
(In millions except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$1,121	$1,059
Marketable securities	105	60
Accounts receivable
Trade, less allowance for doubtful accounts of $8 in 2013 and 2012	916	818
Other	171	170
Inventories
Raw materials	395	388
Work in process and finished goods	379	354
Other current assets	114	104
Total current assets	3,201	2,953
Goodwill	104	101
Intangibles	253	325
Other noncurrent assets	271	324
Investments in affiliates	215	202
Property, plant and equipment, net	1,200	1,239
Total assets	$5,244	$5,144

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$64	$101
Accounts payable	872	766
Accrued payroll and employee benefits	166	160
Accrued restructuring costs	13	23
Taxes on income	59	63
Other accrued liabilities	172	197
Total current liabilities	1,346	1,310
Long-term debt	1,568	803
Pension and postretirement obligations	638	715
Other noncurrent liabilities	357	368
Total liabilities	3,909	3,196
Commitments and contingencies (Note 13)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, zero and 2,500,000 shares outstanding	—	242
Series B, $0.01 par value, 4,328,537 and 5,221,199 shares outstanding	423	511
Common stock, $0.01 par value, 450,000,000 shares authorized, 145,204,001 and 148,264,067 outstanding	2	2
Additional paid-in capital	2,745	2,668
Accumulated deficit	(835)	(762)
Treasury stock, at cost (14,381,673 and 1,797,988 shares)	(277)	(25)
Accumulated other comprehensive loss	(820)	(793)
Total parent company stockholders' equity	1,238	1,843
Noncontrolling equity	97	105
Total equity	1,335	1,948
Total liabilities and equity	$5,244	$5,144

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$217	$222
Depreciation	123	142
Amortization of intangibles	65	66
Amortization of deferred financing charges	4	4
Unremitted earnings of affiliates	(8)	(1)
Stock compensation expense	14	14
Deferred income taxes	5	(9)
Pension contributions, net	(56)	(204)
Interest payment received on payment-in-kind note receivable	26
Change in working capital	(75)	(116)
Other, net	(22)	3
Net cash provided by operating activities	293	121

Investing activities
Purchases of property, plant and equipment	(123)	(113)
Acquisition of business	(8)	(7)
Principal payment received on payment-in-kind note receivable	33
Purchases of marketable securities	(80)	(13)
Proceeds from sales of marketable securities	28	12
Proceeds from maturities of marketable securities	7	3
Proceeds from sale of businesses	1	7
Other	8	(3)
Net cash used in investing activities	(134)	(114)

Financing activities
Net change in short-term debt	(11)	26
Proceeds from long-term debt	811	40
Repayment of long-term debt	(55)	(14)
Deferred financing payments	(17)
Preferred stock redemption	(474)
Dividends paid to preferred stockholders	(23)	(23)
Dividends paid to common stockholders	(22)	(22)
Distributions to noncontrolling interests	(11)	(9)
Repurchases of common stock	(288)
Payments to acquire noncontrolling interests	(7)
Other	7	(1)
Net cash used in financing activities	(90)	(3)

Net increase in cash and cash equivalents	69	4
Cash and cash equivalents – beginning of period	1,059	931
Effect of exchange rate changes on cash balances	(7)	5
Cash and cash equivalents – end of period	$1,121	$940

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

Recently issued accounting pronouncements

In July 2013, the FASB issued guidance to clarify financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. If the exception applies, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. Adoption of this guidance will not impact our financial condition or results of operations.

In July 2013, the FASB issued guidance to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, the guidance removes the restriction on using different benchmark interest rates for similar hedges. The guidance is effective immediately, and can be applied prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

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

In February 2013, the FASB issued guidance related to obligations resulting from joint and several liability arrangements where the amount of the obligation is fixed at the reporting date. Obligations within the scope of the guidance include certain debt arrangements and settled litigation but not contingencies, guarantees, retirement benefits or income taxes. The guidance, which is effective January 1, 2014, is not expected to impact our financial condition or results of operations.

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

Other — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. Proceeds of $7 and $1 received in the third and fourth quarters of 2012 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $32 in 2012 through the date of the disposition.

Note 3. Discontinued Operations

The sale of substantially all of the assets of our Structural Products business in 2010 excluded the facility in Longview, Texas and its employees and manufacturing assets related to a significant customer contract. The customer contract was satisfied and operations concluded in August 2012. As a result of the cessation of all operations, the former Structural Products business has been presented as discontinued operations in the accompanying financial statements.

The results of the discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$—	$8	$—	$34
Cost of sales	1	7	2	30
Restructuring charges, net		1	1	3
Other income (expense), net			3	(1)
Pre-tax loss	(1)	—	—	—
Income tax expense	—	—	—	—
Loss from discontinued operations	$(1)	$—	$—	$—

The Longview facility was sold in March 2013 for an amount that approximated its carrying value. A previously closed plant in Canada remains on the balance sheet with a book value of $4 at September 30, 2013. Other assets and liabilities related to the discontinued operations at September 30, 2013 were not material.

Note 4. Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway operating segment. The changes in the carrying amount of goodwill are due to currency fluctuations.

Components of other intangible assets —

		September 30, 2013			December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(79)	$15	$93	$(69)	$24
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	530	(380)	150	538	(325)	213
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$713	$(460)	$253	$720	$(395)	$325

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at September 30, 2013 were as follows: LVD — $15, Power Technologies — $22, Commercial Vehicle — $136 and Off-Highway — $80.

Amortization expense related to amortizable intangible assets —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Charged to cost of sales	$4	$4	$10	$10
Charged to amortization of intangibles	18	18	55	56
Total amortization	$22	$22	$65	$66

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on September 30, 2013 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	Remainder of 2013	2014	2015	2016	2017
Amortization expense	$22	$50	$22	$20	$17

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

During the third quarter of 2013, we approved additional headcount reduction programs, primarily attributable to our Commercial Vehicle operation in Argentina. Including costs associated with this action and with other previously announced initiatives, restructuring expense during the third quarter of 2013 was $8, including $3 of severance and related benefits costs and $5 of exit costs.

During the first and second quarters of 2013, we implemented certain headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. During the first nine months of 2013, restructuring expense was $14, net of the aforementioned reversals, and was attributable to the cost of newly implemented and previously announced initiatives. Including an additional $1 associated with discontinued operations, the total cost represents $6 of severance and related benefits costs and $9 of exit costs.

During the third quarter of 2012, we implemented certain cost reduction programs, including a headcount reduction program at certain of our South American manufacturing operations and the realignment of our North American regional operations. Total restructuring expense in the third quarter of 2012 to recognize these costs as well as costs associated with previously announced initiatives was $6. Including an additional $1 of costs associated with discontinued operations, the total cost represented $4 of severance and related benefits costs and $3 of exit costs.

During the first and second quarters of 2012, we implemented and recognized the costs of specific headcount reduction initiatives, primarily associated with certain of our South American operations. Additionally, we exited our Kalamazoo, Michigan facility and recognized the fair value of the associated lease continuation obligation. During the first nine months of 2012, restructuring expense to recognize the costs of these actions as well as costs associated with other previously announced initiatives was $30. Including an additional $3 associated with discontinued operations, the total cost represented $15 of severance and related benefits costs and $18 of exit costs.

Restructuring charges and related payments and adjustments —

	Employee Termination Benefits	Exit Costs	Total
Balance at June 30, 2013, including noncurrent portion	$14	$11	$25
Activity during the period:
Charges to restructuring	4	6	10
Adjustments of accruals	(1)	(1)	(2)
Cash payments	(5)	(4)	(9)
Balance at September 30, 2013, including noncurrent portion	$12	$12	$24

Balance at December 31, 2012, including noncurrent portion	$27	$13	$40
Activity during the period:
Charges to restructuring	14	9	23
Adjustments of accruals	(8)	(1)	(9)
Discontinued operations charges		1	1
Cash payments	(21)	(10)	(31)
Balance at September 30, 2013, including noncurrent portion	$12	$12	$24

At September 30, 2013, the accrued employee termination benefits relate to the reduction of approximately 300 employees to be completed over the next three years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $7 in the fourth quarter of 2013 and $17 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives.

	Expense Recognized			Future Cost to Complete
	Prior to 2013	2013	Total to Date
LVD	$18	$5	$23	$6
Power Technologies	9		9	2
Commercial Vehicle	19	9	28	8
Off-Highway	8	(2)	6	1
Corporate		2	2
Discontinued operations	4	1	5	4
Total	$58	$15	$73	$21

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6. Stockholders’ Equity

Series A and Series B preferred stock — Dividends on our 4.0% Series A Convertible Preferred Stock (Series A preferred stock) and 4.0% Series B Convertible Preferred Stock (Series B preferred stock) are accrued monthly and are payable in cash as approved by the Board of Directors. Preferred dividends accrued but not paid were $4 and $8 at September 30, 2013 and December 31, 2012.

In August 2013, we paid $474 to redeem our Series A preferred stock, including $3 of redemption costs. The amount paid exceeded the $242 carrying value of our Series A preferred stock. The $232 redemption premium was charged directly to accumulated deficit on our balance sheet. The redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders.

During the first nine months of 2013, holders of 892,662 shares of Series B preferred stock elected to convert those preferred shares into common stock and received 7,541,105 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $158.

Common stock — Our Board of Directors declared a quarterly cash dividend of five cents per share of common stock in the first, second and third quarters of 2013. Dividends accrue on restricted stock units granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

Share repurchase program — On October 25, 2012, our Board of Directors approved a share repurchase program of up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. The stock repurchases are subject to prevailing market conditions and other considerations.

Under the program, we spent $88 to repurchase 5,075,740 shares of our common stock during the first nine months of 2013 through open market and privately negotiated transactions.

On August 12, 2013, we entered into an accelerated share repurchase (ASR) agreement with a third-party financial institution to repurchase $200 of our common stock. In the third quarter of 2013, we paid $200 to the financial institution and received an initial delivery of 7,302,602 shares. This initial share delivery represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. These shares have been included in common stock held in treasury as of the applicable delivery date. The remaining 20% of the ASR transaction's value, or $40, has been deducted from additional paid-in-capital in the accompanying consolidated balance sheet as of September 30, 2013, and will be transferred to common stock held in treasury upon settlement of the ASR transaction. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less an agreed upon discount. At settlement, if the ultimate number of shares to be repurchased exceeds the number of shares initially delivered, we will receive additional shares from the financial institution. If the ultimate number of shares to be repurchased is less than the number of shares initially delivered, we have the contractual right to either deliver additional shares or cash equal to the value of those shares to the financial institution. The ASR agreement has a maximum term of three and a half months, but may conclude earlier at the option of the third-party financial institution.

Taking into account the Series A preferred stock redemption and the ASR transaction, $220 remained available under the program for future share repurchases as of September 30, 2013.

Changes in equity —

	2013			2012
Three Months Ended September 30,	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity	Attributable to Parent	Attributable to Non- controlling Interests	Total Equity
Balance, June 30	$1,813	$98	$1,911	$1,851	$99	$1,950
Total comprehensive income	106	5	111	83	6	89
Preferred stock dividends	(6)		(6)	(8)		(8)
Common stock dividends	(7)		(7)	(7)		(7)
Distributions to noncontrolling interests		(6)	(6)		(1)	(1)
Common stock share repurchases	(2)		(2)
Accelerated share repurchase	(200)		(200)
Preferred stock redemption	(474)		(474)
Repurchase of equity awards	(2)		(2)
Stock compensation	10		10	4		4
Balance, September 30	$1,238	$97	$1,335	$1,923	$104	$2,027

Nine Months Ended September 30,
Balance, December 31	$1,843	$105	$1,948	$1,737	$101	$1,838
Total comprehensive income	178	12	190	219	12	231
Preferred stock dividends	(21)		(21)	(23)		(23)
Common stock dividends	(22)		(22)	(22)		(22)
Distributions to noncontrolling interests		(11)	(11)		(9)	(9)
Common stock share repurchases	(88)		(88)
Accelerated share repurchase	(200)		(200)
Preferred stock redemption	(474)		(474)

Repurchase of equity awards	(2)		(2)
Adjustments to paid-in capital for purchase of noncontrolling interests	6		6
Adjustments to other comprehensive income for purchase of noncontrolling interests	(3)		(3)
Purchase of noncontrolling interests		(9)	(9)
Stock compensation	25		25	13		13
Stock withheld for employee taxes	(4)		(4)	(1)		(1)
Balance, September 30	$1,238	$97	$1,335	$1,923	$104	$2,027

Changes in components of Accumulated Other Comprehensive Income (Loss) (AOCI) of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2013	$(266)	$1	$3	$(596)	$(858)
Other comprehensive income (loss):
Currency translation adjustments	30				30
Holding gains (losses)			3		3
Reclassification of amount to net income (a)		(1)			(1)
Amortization of net actuarial losses included in net periodic benefit cost (b)				6	6
Other comprehensive income (loss)	30	(1)	3	6	38
Balance, September 30, 2013	$(236)	$—	$6	$(590)	$(820)

Balance, June 30, 2012	$(227)	$(2)	$11	$(452)	$(670)
Other comprehensive income (loss):
Currency translation adjustments	25				25
Holding gains (losses)		4			4
Reclassification of amount to net income (a)		1			1
Plan amendments				(6)	(6)
Amortization of net actuarial losses included in net periodic benefit cost (b)				4	4
Tax expense		(1)			(1)
Other comprehensive income (loss)	25	4	—	(2)	27
Balance, September 30, 2012	$(202)	$2	$11	$(454)	$(643)

Balance, December 31, 2012	$(198)	$3	$12	$(610)	$(793)
Other comprehensive income (loss):
Currency translation adjustments	(34)				(34)
Holding gains (losses)		2	2		4
Reclassification of amount to net income (a)		(6)	(8)		(14)
Venezuelan bolivar devaluation				2	2
Amortization of net actuarial losses included in net periodic benefit cost (b)				18	18
Other comprehensive income (loss)	(34)	(4)	(6)	20	(24)
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, September 30, 2013	$(236)	$—	$6	$(590)	$(820)

Balance, December 31, 2011	$(192)	$(10)	$10	$(458)	$(650)
Other comprehensive income (loss):
Currency translation adjustments	(10)				(10)
Holding gains (losses)		8	1		9
Reclassification of amount to net income (a)		7			7
Plan amendments				(6)	(6)
Net actuarial loss				(1)	(1)
Amortization of net actuarial losses included in net periodic benefit cost (b)				11	11
Tax expense		(3)			(3)
Other comprehensive income (loss)	(10)	12	1	4	7
Balance, September 30, 2012	$(202)	$2	$11	$(454)	$(643)
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

Note 7. Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$72	$60	$217	$222
Less: Noncontrolling interests	3	4	15	10
Less: Preferred stock dividend requirements	6	8	21	23
Less: Preferred stock redemption premium	232		232
Income (loss) from continuing operations available to common stockholders - Numerator basic	(169)	48	(51)	189
Preferred stock dividend requirements		8		23
Numerator diluted	$(169)	$56	$(51)	$212

Net income (loss) available to common stockholders - Numerator basic	$(170)	$48	$(51)	$189
Preferred stock dividend requirements		8		23
Numerator diluted	$(170)	$56	$(51)	$212

Weighted-average number of shares outstanding - Denominator basic	145.8	148.1	146.6	147.8
Employee compensation-related shares, including stock options		1.7		2.2
Conversion of preferred stock		64.7		64.7
Denominator diluted	145.8	214.5	146.6	214.7

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.1 million and 1.6 million CSEs from the calculations of diluted earnings per share for the respective quarters ended September 30 and 0.4 million and 1.1 million CSEs from the calculations of diluted earnings per share for the respective year-to-date periods ended September 30 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.7 million and 1.6 million for the quarter and nine months ended September 30, 2013 since there was no net income available to common stockholders for these periods.

We excluded 7.3 million and 16.3 million shares related to the assumed conversion of our Series A preferred stock for the quarter and nine months ended September 30, 2013, and 38.8 million and 42.1 million shares related to the assumed conversion of our Series B preferred stock for the same periods, along with the adjustment for the related dividend requirements, as the conversions would have been anti-dilutive for these periods.

Note 8. Stock Compensation

The Compensation Committee of our Board of Directors approved the grant of stock options, stock appreciation rights (SARs) and restricted stock units (RSUs) shown in the table below during the first nine months of 2013.

		Weighted-average Per Share
	Granted (In millions)	Exercise Price	Grant Date Fair Value
Stock options	0.9	$16.21	$7.46
SARs	0.2	$16.19	$7.45
RSUs	0.5		$16.28

Stock options and SARs related to 1.5 million shares were exercised and an insignificant number of shares were forfeited in 2013. We received $14 of cash from the exercise of stock options and we paid $4 of cash to settle SARs and performance share units during 2013. We also issued 0.2 million in RSUs and 0.4 million in performance shares based on vesting.

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

We recognized stock compensation expense of $5 and $4 during the third quarter of 2013 and 2012 and $14 in both of the nine-month periods of 2013 and 2012. At September 30, 2013, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $23. This cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 9. Pension and Postretirement Benefit Plans

We have a number of defined contribution and defined benefit, qualified and nonqualified, pension plans covering eligible employees. Other postretirement benefits (OPEB), including medical and life insurance, are provided for certain employees upon retirement.

Components of net periodic benefit costs —

	Pension
	2013		2012		OPEB - Non-U.S.
Three Months Ended September 30,	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Interest cost	$18	$3	$21	$3	$2	$1
Expected return on plan assets	(29)		(28)
Service cost		1		1
Amortization of net actuarial loss	5	1	4
Net periodic (benefit) cost	$(6)	$5	$(3)	$4	$2	$1

Nine Months Ended September 30,
Interest cost	$56	$9	$64	$9	$4	$4
Expected return on plan assets	(87)		(84)	(1)
Service cost		4		3
Amortization of net actuarial loss	15	3	11
Net periodic (benefit) cost	$(16)	$16	$(9)	$11	$4	$4

We have contributed $40 to the U.S. pension plans during 2013.

Note 10. Marketable Securities

	September 30, 2013			December 31, 2012
	Cost	Unrealized Gain (Loss)	Fair Value	Cost	Unrealized Gain (Loss)	Fair Value
U.S. government securities	$27	$—	$27	$7	$—	$7
Corporate securities	30		30	11		11
Certificates of deposit	17		17	16		16
Other	31		31	25	1	26
Total marketable securities	$105	$—	$105	$59	$1	$60

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $18, $55 and $1 at September 30, 2013.

Note 11. Financing Agreements

Long-term debt at —

	Interest Rate	September 30, 2013	December 31, 2012
Senior Notes due February 15, 2019	6.500%	$400	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450
Senior Notes due September 15, 2023	6.000%	300
Other indebtedness		102	109
Total		1,602	859
Less: current maturities		34	56
Total long-term debt		$1,568	$803

The weighted-average interest rate on the senior notes was 6.12% at September 30, 2013. Interest on the senior notes is payable semi-annually.

Senior notes — In July 2013, we completed the sale of $750 in senior unsecured notes (the New Senior Notes). Interest on the New Senior Notes is payable on March 15 and September 15 of each year beginning on March 15, 2014. Net proceeds of the offering totaled $734. Financing costs of $16 were recorded as deferred costs and are being amortized to interest expense over the life of the New Senior Notes. A portion of the net proceeds from the offering were used to repurchase all of our outstanding Series A preferred stock and to fund the ASR transaction. The remaining net proceeds will be used to fund our previously authorized share repurchase program and for other general corporate purposes.

We may redeem some or all of the New Senior Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on September 15 of the years set forth below:

	Redemption Price
Year	September 2021 Notes	September 2023 Notes
2016	104.031%
2017	102.688%
2018	101.344%	103.000%
2019	100.000%	102.000%
2020	100.000%	101.000%
2021		100.000%
2022		100.000%

Prior to September 15, 2016 for the Senior Notes due September 2021 Notes (the September 2021 Notes) and prior to September 15, 2018 for the Senior Notes due September 2023 Notes (the September 2023 Notes), we may redeem some or all of such notes at a price equal to the principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

At any time prior to September 15, 2016, we may redeem up to 35% of original aggregate principal amount of each of the September 2021 Notes and September 2023 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.375% (for the September 2021 Notes) and 106.000% (for the September 2023 Notes) of the principal amount of such notes, plus accrued and unpaid interest thereon, provided that at least 50% of the original aggregate principal amount of the September 2021 Notes (for redemptions of September 2021 Notes) and September 2023 Notes (for redemptions of September 2023 Notes) remain outstanding after giving effect to any such redemption.

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

There were no borrowings under the revolving facility at September 30, 2013 but we had utilized $64 for letters of credit. Based on our borrowing base collateral of $346, we had potential availability at September 30, 2013 under the revolving facility of $282 after deducting the outstanding letters of credit.

European receivables loan facility — Certain of our European subsidiaries participate in an accounts receivable backed credit facility (the European Facility) which permits borrowings of up to €75 ($101 at the September 30, 2013 exchange rate). Availability through the European Facility is subject to the existence of adequate levels of supporting accounts receivable. Advances from the European Facility bear interest based on the LIBOR applicable to the currency in which each advance is denominated or an Alternate Base Rate (as defined). We pay a fee on the unused amount of the European Facility, in addition to other customary fees. At September 30, 2013, we had no borrowings under the European Facility. As of September 30, 2013, we had potential availability of $95 based on the effective borrowing base. The European Facility expires in March 2016.

Debt covenants — At September 30, 2013, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 12. Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
September 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - noncurrent asset	$77	$—	$—	$77
Marketable securities - current asset	105	61	44
Currency forward contracts - current asset	2		2
Currency forward contracts - current liability	3		3
Currency swaps - noncurrent asset	1		1

December 31, 2012
Notes receivable - noncurrent asset	$129	$—	$—	$129
Marketable securities - current asset	60	37	23
Currency forward contracts - current asset	4		4
Currency forward contracts - current liability	1		1

Changes in Level 3 recurring fair value measurements —

	Three Months Ended September 30,		Nine Months Ended September 30,
Notes receivable, including current portion	2013	2012	2013	2012
Beginning of period	$75	$122	$129	$116
Accretion of value (interest income)	2	4	9	11
Payment received			(61)
Other				(1)
End of period	$77	$126	$77	$126

The notes receivable balance represents a payment-in-kind callable note, due 2019, obtained in connection with a divestiture in 2004. The fair value of the note is derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publicly traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note is the risk premium. A significant increase in the risk premium may result in a lower fair value measurement. A significant decrease in the risk premium would not result in a higher fair value measurement due to the callable value cap. The fair value of the note at September 30, 2013 equaled the callable value.

Fair value of financial instruments – The financial instruments that are not carried in our balance sheet at fair value are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,551	$750	$805
Other indebtedness	102	100	109	107
Total	$1,602	$1,651	$859	$912

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

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions primarily involving the purchases and sales of inventory through the next twelve months as well as currency swaps associated with recorded intercompany loans payable.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $225 as of September 30, 2013 and $217 as of December 31, 2012. During the third quarter of 2013, we executed foreign currency swaps associated with intercompany loans payable. The total notional amount of outstanding foreign currency swaps was $148 as of September 30, 2013. The following foreign currency derivatives were outstanding at September 30, 2013:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
U.S. dollar	Mexican peso	$98	$—	$98	Sep-14
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	53	15	68	Sep-14
British pound	U.S. dollar, Euro	18	1	19	Sep-14
Swedish krona	Euro	15	2	17	Sep-14
South African rand	U.S. dollar, Euro		12	12	Mar-14
Indian rupee	U.S. dollar, British pound, Euro		11	11	Apr-14
Total forward contracts		184	41	225

U.S. dollar	Canadian dollar, Euro		148	148	Feb-15
Total currency swaps			148	148

Total foreign currency derivatives		$184	$189	$373

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

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to September 30, 2013 market rates. Amounts deferred at September 30, 2013 were not significant compared to deferred gains of $3 at December 31, 2012. See Note 6 for additional details.

Note 13. Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both September 30, 2013 and December 31, 2012. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $77 for indemnity and defense costs for settled, pending and future claims at September 30, 2013, compared to $83 at December 31, 2012. We use a fifteen-year time horizon for our estimate of this liability.

At September 30, 2013, we had recorded $45 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $50 recorded at December 31, 2012. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

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

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at September 30, 2013 and December 31, 2012, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $9 at September 30, 2013 and $11 at December 31, 2012. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at September 30, 2013 and $2 at December 31, 2012.

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

Changes in warranty liabilities —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$59	$77	$66	$72
Amounts accrued for current period sales	4	3	17	18
Adjustments of prior accrual estimates		1		4
Settlements of warranty claims	(7)	(9)	(26)	(22)
Currency impact		1	(1)	1
Balance, end of period	$56	$73	$56	$73

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

We reported income tax expense related to our continuing operations of $34 and $33 for the quarters ended September 30, 2013 and 2012 and $96 and $97 for the respective nine month periods. The effective income tax rates vary from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S.

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. These amounts for the periods presented herein are not significant.

We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized expense of $1 and $2 for the quarters ended September 30, 2013 and 2012 and $5 and $6 for the respective nine month periods related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested.

We have generally not recognized tax benefits on losses generated in several entities, including those in the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $750 could be released in the next twelve months.

Note 16. Other Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income	$8	$6	$20	$17
Foreign exchange gain (loss)	1	(2)	(3)	(12)
Strategic transaction expenses		(4)	(4)	(8)
Write off of deferred financing costs			(2)
Recognition of unrealized gain on payment-in-kind note receivable			5
Insurance recoveries	5		7
Impairment of long-lived assets				(2)
Other	4	2	15	14
Other income, net	$18	$2	$38	$9

During the third quarter of 2013, we recorded $3 of interest income as a result of a favorable legal ruling related to recovery of gross receipts tax paid in Brazil in earlier periods.

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are included above, while foreign exchange gains and losses on intercompany loans that are permanently invested are reported in OCI. Foreign exchange gain (loss) for 2013 includes a first quarter charge of $6 resulting from the devaluation of the Venezuelan bolivar and subsequent recoveries of $4 as the Venezuelan government allowed certain transactions to be settled at the former exchange rate. We will recognize any additional recoveries as they are actually settled at the former rate.

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

During the third quarter of 2013, we sold claims pending in the liquidation proceedings of an insurer to a third party. During the first quarter of 2013, we recorded an insurance recovery related to business interruptions resulting from flooding in Thailand.

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

Segment information —

	2013			2012
Three Months Ended September 30,	External Sales	Inter-Segment Sales	Segment EBITDA	External Sales	Inter-Segment Sales	Segment EBITDA
LVD	$629	$31	$67	$659	$46	$68
Power Technologies	257	5	39	242	6	29
Commercial Vehicle	465	29	52	471	34	45
Off-Highway	318	12	40	343	12	48
Eliminations and other		(77)			(98)
Total	$1,669	$—	$198	$1,715	$—	$190

Nine Months Ended September 30,
LVD	$1,921	$97	$179	$2,121	$148	$207
Power Technologies	778	16	114	772	17	106
Commercial Vehicle	1,421	93	154	1,535	106	163
Off-Highway	1,025	36	127	1,187	44	153
Eliminations and other		(242)			(315)
Total	$5,145	$—	$574	$5,615	$—	$629

Reconciliation of segment EBITDA to consolidated net income —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment EBITDA	$198	$190	$574	$629
Corporate expense and other items, net		(1)	(3)	(8)
Depreciation	(41)	(46)	(123)	(140)
Amortization of intangibles	(22)	(22)	(65)	(66)
Restructuring	(8)	(6)	(14)	(30)
Strategic transaction expenses and other items		(1)	(6)	(6)
Write off of deferred financing costs			(2)
Recognition of unrealized gain on payment-in-kind note receivable			5
Impairment and loss on sale of assets				(6)
Stock compensation expense	(5)	(3)	(14)	(12)
Interest expense	(27)	(22)	(69)	(63)
Interest income	8	6	20	17
Income from continuing operations before income taxes	103	95	303	315
Income tax expense	34	33	96	97
Equity in earnings of affiliates	3	(2)	10	4
Income from continuing operations	72	60	217	222
Loss from discontinued operations	(1)	—	—	—
Net income	$71	$60	$217	$222

Note 18. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts — primarily axles, driveshafts and wheel-end braking systems — supplied to OEMs.

Equity method investments exceeding $5 at September 30, 2013 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd. (DDAC)	50%	$156
Bendix Spicer Foundation Brake, LLC	20%	39
Axles India Limited	48%	6
All others as a group	Various	12
Investments in equity affiliates		213
Investment in affiliates carried at cost	Various	2
Investment in affiliates		$215

Summarized financial information for DDAC —

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$187	$150	$603	$528
Gross profit	$17	$14	$62	$54
Pre-tax income	$1	$—	$17	$9
Net income	$2	$—	$18	$8
Dana's equity earnings in affiliate	$—	$(1)	$6	$1

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

Management Overview

Dana is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through the Light Vehicle Driveline (LVD), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. At September 30, 2013, we employed approximately 23,400 people, operated in 26 countries and had 94 major manufacturing/distribution, technical centers and office facilities around the world.

In the first nine months of 2013, 44% of our sales came from North American operations and 56% from operations throughout the rest of the world. Our sales by operating segment were LVD – 37%, Commercial Vehicle – 28%, Off-Highway – 20% and Power Technologies – 15%.

Our internet address is www.dana.com. The inclusion of our website address in this report is an inactive textual reference only and is not intended to include or incorporate by reference the information on our website into this report.

Operational and Strategic Initiatives

During the past three years, we have significantly improved our financial condition – improving the profitability of customer programs and eliminating structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to put increasing focus on profitable growth.

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

Trends in Our Markets

Global Vehicle Production (Full Year)

				Actual
(Units in thousands)	Dana 2013 Outlook			2012	2011
North America
Light Vehicle (Total)	15,900	to	16,100	15,441	13,125
Light Truck (full frame)	3,400	to	3,500	3,464	3,181
Medium Truck (Classes 5-7)	180	to	190	188	167
Heavy Truck (Class 8)	245	to	250	279	255
Agricultural Equipment	65	to	75	75	69
Construction Equipment	145	to	155	163	149
Europe (including E. Europe)
Light Vehicle	18,500	to	19,000	19,265	20,089
Medium/Heavy Truck	380	to	390	400	430
Agricultural Equipment	245	to	255	255	240
Construction Equipment	290	to	300	322	320
South America
Light Vehicle	4,400	to	4,600	4,290	4,318
Medium/Heavy Truck	195	to	205	172	219
Agricultural Equipment	50	to	55	48	47
Construction Equipment	15	to	20	19	19
Asia-Pacific
Light Vehicle	41,500	to	42,500	40,786	36,803
Medium/Heavy Truck	1,500	to	1,600	1,492	1,720
Agricultural Equipment	675	to	715	750	682
Construction Equipment	550	to	590	614	615

North America

Light vehicle markets — Improving economic conditions during the past couple of years have contributed to increased light vehicle sales and production levels in North America. A release of built-up demand to replace older vehicles and greater availability of credit also stimulated new vehicle sales. During the first nine months of 2013, positive to mixed trends with employment data, the housing market and consumer confidence were generally factors contributing to a stronger market. Third quarter 2013 light vehicle sales were up 9% over the same period of 2012, with nine-month 2013 sales up 8% from 2012. Reflective of the higher sales levels, light vehicle production of around 3.9 million units was up about 7% from last year's third quarter, and nine-month production of around 12.2 million vehicles is about 5% higher than the comparable 2012 period. In the full frame light truck segment where more of our programs are focused, third quarter and nine-month 2013 sales were 7% and 9% stronger than 2012. Reflective of the relatively strong sales, full frame light truck production levels in this year's third quarter were up about 9% from the comparable 2012 period. For the first nine months of this year, full frame light truck production is about 3% higher than last year. With vehicle sales and production levels being reasonably aligned, inventory levels of total light vehicles in the U.S. throughout this year have been near normal levels. At just over 60 days' supply at the end of September 2013, inventory levels are relatively comparable with year-ago levels. Full frame light truck inventories have also been comparable throughout the first nine months. At around 76 days' supply at the end of September 2013 inventories have improved from 84 days at the end of September 2012.

We expect overall economic conditions to remain relatively stable over the remainder of this year. Fourth quarter total light vehicle production is expected to be comparable with this year's third quarter, putting full year production near the high end of our forecast range of 15.9 to 16.1 million units - an increase of around 4% over 2012. We expect that 2013 full frame light truck production will also come in near the higher end of our 3.4 to 3.5 million unit outlook, resulting in full year production that is comparable to 2012.

Medium/heavy vehicle markets — As with the light vehicle market, medium/heavy truck production has increased during the past couple of years. Although production levels were higher in 2012, the strength was in the first half of last year, with the market weakening in the second half. Although heavy-duty Class 8 truck production levels picked up some in this year's second quarter, levels during the second half of 2013 have not kept pace. Third quarter 2013 production of about 64,000 units is down about 5% from this year's second quarter. Compared to 2012, Class 8 truck production in the third quarter of 2013 was down about 1%, with production for the first nine months of 2013 lower by about 16%. Third quarter 2013 production levels in the medium-duty Classes 5-7 segment were similarly down about 8% from this year's strong second quarter production. Third quarter 2013 medium-duty truck production of around 49,000 units is 15% higher than the comparable period of last year, with nine-month 2013 unit production coming in about 5% higher than the same period in 2012.

Although the North America economy has shown signs of slow but steady improvement, Class 8 production levels have remained sluggish. We've lowered our full year production outlook to 245,000 to 250,000 units, down moderately from our previous Class 8 production forecast range of 255,000 to 265,000 and down 10 to 12% compared with 2012. Classes 5-7 full year 2013 production is currently expected to be near the higher end of our 180,000 to 190,000 units range, which is flat to down 4% compared with production levels in 2012.

Markets Outside of North America

Light vehicle markets — European production levels in recent years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. As we've progressed through 2013, however, there have been signs of optimism that Europe's economy has bottomed out and will begin showing improvement. Third quarter and nine-month 2013 production levels are relatively comparable to 2012. We expect a challenging, uncertain European market will persist over the remainder of 2013. We've tightened our July forecast of full year production nearer the high end of the range, with our full year 2013 outlook now reflecting production levels that are down 1 to 4% compared with 2012. After increasing the previous two years, South American production levels weakened in 2012. As expected, 2013 production has rebounded some, with third quarter and nine-month light vehicle production up about 1% and 10% from last year. Our full year 2013 production outlook for South America is unchanged from earlier this year, with production expected to increase from 3 to 7% over 2012. Light vehicle production in the Asia Pacific region was up more than 10% in 2012, rebounding from production levels in 2011 that were adversely impacted by natural disasters in Japan and Thailand. Stronger production levels continued in 2013, with production in this region up about 3 to 4% in this year's third quarter and first nine months, consistent with our full year 2013 outlook for production to be up 2 to 4% from 2012.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The challenging economic environment in Europe was a primary driver in the first nine months of 2013 as medium/heavy production for the third quarter was up about 2% over the same period of 2012 and nine-month 2013 production was down about 7% from last year. With second half 2013 production continuing to be somewhat weaker than previously expected, we've reduced our current outlook for full year 2013 medium/heavy production, expecting it to now be down 3 to 5% from 2012. South American medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases following engine emissions changes in Brazil. The anticipated rebound in 2013 was evident in third quarter 2013 production levels that were about 28% higher than 2102, with nine-month 2013 production being up more than 30% from last year. Despite comparatively strong second and third quarters in 2013, we believe the challenging economic conditions in South America will begin posing a significant headwind in this year's fourth quarter. Consequently, we're maintaining our outlook for full year medium/heavy truck production in South America to be about 13 to 19% higher than in 2012. Asia Pacific medium/heavy truck production the past two years was adversely impacted by slower growth in China in 2012 and natural disasters which disrupted production in 2011. During 2013, economic weakness in India surfaced with decreased production levels there generally offsetting stronger production elsewhere in the region. Third quarter and nine-month production levels in 2013 were relatively flat versus the comparable 2012 periods. With a weak India market and other markets not being as strong as previously expected, our full year outlook has Asia Pacific production near the low end of our July forecast and comparable to up slightly from 2012.

Off-Highway Markets

Our off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and 10% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction and agricultural equipment segments, both of which experienced increased demand during the past couple of years, with overall growth slowing to 5% across all regions in 2012. Demand levels for the first nine months of 2013 in this business have been consistent with overall economic developments impacting other markets – North America demand levels favorably impacted by strengthening economic conditions, Europe somewhat stable and Asia Pacific demand levels negatively impacted by weakness in China and India. Overall softness in the construction markets outside North America and very weak demand levels in the mining sector have adversely impacted off-highway sales. As previously forecast in July, these conditions are expected to persist during the remainder of this year, leaving our full year forecasts unchanged and reflecting global unit production in 2013 that is down about 4 to 9% from 2012.

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

In the third quarter and first nine months of 2013, higher commodity prices increased our costs by approximately $6 and $15 over the corresponding periods in 2012, while last year's third quarter and nine-month results reflected increases in commodity costs of $10 and $41 versus 2011. Material recovery and other pricing actions, exclusive of devaluation-related pricing adjustments in Venezuela, increased year-over-year sales by about $7 and $26 in the third quarter and first nine months of 2013, which compares to third quarter and nine-month year-over-year increases of $19 and $79 in 2012.

Sales, Earnings and Cash Flow Outlook

	2013 Outlook	2012	2011
Sales	~ $6,700	$7,224	$7,544

Adjusted EBITDA *	~ $750	$781	$765

Free Cash Flow **	$240 - $260	$175	$174

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

Our 2012 sales were adversely impacted by weaker international exchange rates. Adjusted for exchange rates, 2012 sales were about the same as 2011, with softened demand levels, principally in the Europe region and in the South and North American medium/heavy truck markets, being offset by stronger demand levels in the light vehicle and off-highway markets. For 2013, as expected, sales are being significantly impacted by the scheduled roll-offs of certain light-vehicle customer programs. As we've progressed through 2013, however, we've experienced continued softening in certain of our markets. Since our July 2013 outlook, we've experienced increased softening in the global off-highway markets, and we've lowered our production expectations for the North American Class 8 commercial vehicle segment. Weakness in certain geographic markets such as India, Argentina and Venezuela have also created headwinds to our sales outlook. Based on our current expectations, we've lowered our July 2013 sales outlook of approximately $7,000 to approximately $6,700, a decline of about 7% from our

2012 sales. As a consequence of the reduced sales, we've lowered our full year 2013 Adjusted EBITDA outlook to approximately $750 from our July 2013 outlook of approximately $800. Through the first nine months of 2013, we've been able to generally sustain our Adjusted EBITDA margin as a percent of sales through adjusting our costs, executing on restructuring actions and implementing pricing actions. As such, despite the reduced 2013 sales outlook being down more than $500 from 2012, our Adjusted EBITDA margin of 11.1% of sales in 2013 is up from a margin of 10.8% of sales in 2012.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting the higher working capital requirements associated with increased sales, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 included a $150 voluntary contribution to our U.S. pension plans. During the second quarter of 2013, free cash flow benefited by the receipt of $26 of interest relating to a callable payment-in-kind note receivable. We expect to offset some of the reduced earnings impact on free cash flow with other actions, enabling us to finish 2013 with free cash flow of around $240 to $260. Higher cash taxes, capital expenditures and working capital requirements along with reduced earnings are factors reducing 2013 free cash flow. Partially offsetting these factors is lower pension contributions in 2013 as compared to 2012 which included a $150 voluntary contribution. Cash taxes are expected to total about $135 in 2013 compared to $98 in 2012 and capital expenditures for the year are expected to be about $190 compared to $164 in 2012. Expected 2013 cash requirements for net interest are expected to be about $35 after the interest received on the callable note in the second quarter, with restructuring cash requirements expected to be about $50. Pension contributions in 2013 are expected to be around $60, which is similar to 2012 after excluding last year's incremental funding of $150.

Consolidated Results of Operations

Summary Consolidated Results of Operations (Third Quarter, 2013 versus 2012)

	Three Months Ended September 30,
	2013	2012	Increase/(Decrease)
Net sales	$1,669	$1,715	$(46)
Cost of sales	1,434	1,477	(43)
Gross margin	235	238	(3)
Selling, general and administrative expenses	97	99	(2)
Amortization of intangibles	18	18	—
Restructuring charges, net	8	6	2
Other income, net	18	2	16
Income from continuing operations before interest expense and income taxes	$130	$117	$13

Income from continuing operations	$72	$60	$12

Loss from discontinued operations	$(1)	$—	$(1)

Net income attributable to the parent company	$68	$56	$12

Sales — The following table shows changes in our sales by geographic region.

	Three Months Ended September 30,			Amount of Change Due To
	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
North America	$728	$776	$(48)	$(1)	$(9)	$(38)
Europe	482	460	22	16		6
South America	261	251	10	(51)		61
Asia Pacific	198	228	(30)	(10)		(20)
Total	$1,669	$1,715	$(46)	$(46)	$(9)	$9

Sales for the third quarter of 2013 declined 3% from 2012 due to currency and divestiture effects. Excluding these effects, the organic sales increase of $9 was driven principally from stronger market volumes in our LVD, Power Technologies and Commercial Vehicle businesses, partially offset by scheduled roll-offs of certain North America light vehicle market programs and lower Off-Highway market volumes.

North America sales in the third quarter, adjusted for currency and divestitures, were down $38, or 5%. Scheduled roll-offs of certain light vehicle programs accounted for $24 of the decrease, with lower off-highway market volumes and aftermarket sales also contributing to the reduction. These decreases more than offset the benefit of somewhat stronger light vehicle market volumes.

Excluding currency effects, our sales in Europe in the third quarter of 2013 were up $6. New business programs are the primary driver of the organic increase in sales, with market volumes being generally flat to down slightly compared to last year.

South America sales were negatively impacted by the devaluation of the bolivar in Venezuela and a weaker real in Brazil in the third quarter of 2013. Exclusive of currency effects, sales increased 24% over 2012. With our strong Commercial Vehicle presence in this region, we benefited from increased medium/heavy truck production that was about 28% higher than the third quarter of 2012.

Third quarter 2013 sales in Asia Pacific were down $30, or 13%. Sales in the region were adversely impacted by a weaker Indian rupee and lower market volumes in India brought on by that country's declining economic conditions.

Cost of sales and gross margin — Cost of sales for the second quarter of 2013 was 3% lower than in 2012. The percent reduction was consistent with reduced sales, due primarily to currency effects and scheduled program run-offs. Cost of sales as a percent of sales was 85.9% in 2013 as compared to 86.1% in 2012. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $25, which were partially offset by an increase in commodity costs of about $6. The net material savings were partially offset by increased costs in Venezuela attributable to the devaluation of that country's currency earlier this year and increased investment in engineering and product development activities.

Gross margin of $235 in the third quarter of 2013 was about the same as in last year's third quarter, representing 14.1% of sales in 2013 as compared to 13.9% of sales in 2012. The slight margin improvement was due principally to material cost savings and pricing actions partially offset by inflationary increases and increased engineering and product development spend.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $97 (5.8% of sales) as compared to $99 (5.8% of sales) in 2012. Salary and benefits expense in this year's third quarter were about the same as in 2012, with the reduction coming from selling expense and other discretionary spending.

Restructuring charges — Restructuring expense of $8 in 2013 and $6 in 2012 included costs associated with headcount reduction initiatives taken in the period along with costs associated with previously announced actions.

Other income, net — Other income was $18 and $2 in 2013 and 2012. Interest income contributed $8 in 2013 and $6 in 2012. Interest income in 2013 includes $3 from a favorable legal ruling related to recovery of gross receipts taxes paid in Brazil in earlier periods. During 2013 we experienced a net foreign exchange gain of $1 as compared to a net foreign exchange loss of $2 in 2012. The net foreign exchange gain in 2013 includes a recovery of $1 as the Venezuelan government allowed certain transactions committed prior to the February 2013 devaluation to be settled at the former exchange rate. Strategic transaction expenses were zero and $4 in 2013 and 2012. During 2013 we had insurance recoveries of $5, primarily from the sale of our remaining rights to claims pending in the liquidation proceedings of an insurer.

Interest expense — Interest expense was $27 and $22 in 2013 and 2012. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to the consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.5% and 8.2% in 2013 and 2012.

Income tax expense — Income tax expense of our continuing operations was $34 and $33 for the third quarters of 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $750 could be released in the next twelve months.

Equity in earnings of affiliates — Equity investments provided net earnings of $3 in 2013 and a net loss of $2 in 2012. Our equity in earnings of DDAC was up $1 from 2012, primarily due to increased demand in China's commercial vehicle market.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to the consolidated financial statements in Item 1 of Part I.

Summary Consolidated Results of Operations (Year-to-Date, 2013 versus 2012)

	Nine Months Ended September 30,
	2013	2012	Increase/(Decrease)
Net sales	$5,145	$5,615	$(470)
Cost of sales	4,437	4,838	(401)
Gross margin	708	777	(69)
Selling, general and administrative expenses	305	322	(17)
Amortization of intangibles	55	56	(1)
Restructuring charges, net	14	30	(16)
Other income, net	38	9	29
Income from continuing operations before interest expense and income taxes	$372	$378	$(6)

Income from continuing operations	$217	$222	$(5)

Income from discontinued operations	$—	$—	$—

Net income attributable to the parent company	$202	$212	$(10)

Sales — The following table shows changes in our sales by geographic region.

	Nine Months Ended September 30,			Amount of Change Due To
	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions Divestitures	Organic Change
North America	$2,250	$2,685	$(435)	$1	$(32)	$(404)
Europe	1,502	1,562	(60)	12		(72)
South America	752	700	52	(116)		168
Asia Pacific	641	668	(27)	(11)		(16)
Total	$5,145	$5,615	$(470)	$(114)	$(32)	$(324)

Sales for 2013 declined 8% from 2012. Lower market volumes, particularly in our North America medium/heavy truck market and global off-highway markets, contributed about $185 to lower year-over-year sales. Scheduled roll-offs of certain North America light vehicle market programs also reduced sales by $186. Currency effects and divestitures also contributed to the lower sales, with pricing actions, principally relating to material recovery and Venezuela devaluation, providing a partial offset of about $47.

Most of the 2013 consolidated sales decrease occurred in North America. Scheduled roll-offs of certain light vehicle programs accounted for $186 of the decrease. The remaining sales reduction was due primarily to a decline in medium/heavy production levels of around 7% and and lower off-highway market sales, partly due to the transfer of certain production to our Asia Pacific operations.

Excluding currency effects, our sales in Europe in 2013 were 5% lower than in 2012. Lower production levels attributable to the overall economic weakness in Europe adversely impacted most of our businesses in the region. Partially offsetting lower volumes were increased sales from new programs coming on line in 2013.

South America sales in 2013 were significantly impacted by a weaker Brazilian real and the devaluation of the Venezuelan bolivar. Adjusted for currency effects, nine-month 2013 sales are up about 24%. Growth in medium/heavy truck production of more than 30% and light vehicle production of around 10% were the principal drivers of the organic increase in sales.

Asia Pacific sales were 4% lower than 2012. Weakening of the Indian rupee and declining economic conditions in India were significant factors in this region's reduced sales.

Cost of sales and gross margin — Cost of sales for 2013 was 8% lower than in 2012. The reduction is consistent with the decline in sales, due principally to scheduled program roll-offs and lower production levels. Cost of sales as a percent of sales was 86.2% in both 2013 and 2012. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $47, which more than offset an increase in commodity costs of about $15. Lower warranty expense reduced cost of sales by $5. The material and warranty cost savings were essentially offset by increases attributable to lower manufacturing volumes absorbing less fixed costs.

Gross margin of $708 in 2013 decreased $69 from 2012, representing 13.8% of sales - the same as last year's nine-month gross margin percentage. Material cost savings, lower warranty expense and increased material recovery/pricing essentially offset the margin reduction attributable to the effect of lower sales volumes, inflationary increases and increased engineering and development expense.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $305 (5.9% of sales) as compared to $322 (5.7% of sales) in 2012. Salary and benefits expense in this year's first nine months was approximately $11 less than in 2012, with the remaining $6 reduction coming from selling expense and other discretionary spending.

Restructuring charges — Restructuring charges of $14 in 2013 primarily represent the impact of headcount reduction initiatives, primarily in Argentina and Australia. Total restructuring charges also include severance and exit costs associated with previously announced initiatives, offset in part by a $9 reversal of previously accrued obligations. New customer programs and other developments in our North American Light Vehicle and Power Technologies businesses and a decision by our European Off-Highway business to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations during the second quarter of 2013. The restructuring cost of $30 in 2012 related to work force reduction actions in certain of our South American manufacturing operations and the realignment of certain of our North American regional operations. Restructuring charges in 2012 also included severance and exit costs relating to previously announced actions, including a charge of $11 to accrue the estimated fair value of the remaining lease obligation associated with exiting our Kalamazoo, Michigan facility.

Other income, net — Other income was $38 and $9 in 2013 and 2012. Interest income contributed $20 and $17 in 2013 and 2012. Interest income in 2013 includes $3 from a favorable legal ruling related to recovery of gross receipts taxes paid in Brazil in earlier periods. Net foreign exchange losses were $3 and $12 in 2013 and 2012. The net foreign exchange loss for 2013 includes a first quarter charge of $6 resulting from the devaluation of the Venezuelan bolivar and subsequent recoveries of $4 as the Venezuelan government allowed certain transactions existing at the date of devaluation to be settled at the former exchange rate. Strategic transaction expenses were $4 and $8 in 2013 and 2012. During 2013 we wrote off $2 of deferred financing costs associated with our prior revolving credit facility, and we received a payment on a payment-in-kind note receivable which resulted in the recognition of $5 of an unrealized gain that resulted from the valuation of the note receivable below its callable value at emergence from bankruptcy. During 2013 we had insurance recoveries of $7 as we sold our interest in claims pending in the liquidation proceedings of an insurer to a third party, and we recorded an insurance recovery related to business interruptions resulting from flooding in Thailand.

Interest expense — Interest expense was $69 and $63 in 2013 and 2012. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 11 to the consolidated financial statements in Item 1 of Part I, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 8.1% and 8.3% in 2013 and 2012.

Income tax expense — Income tax expense of our continuing operations was $96 and $97 in the first nine months of 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 15 to the consolidated financial statements in Item 1 of Part I.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that valuation allowances of approximately $750 could be released in the next twelve months.

Equity in earnings of affiliates — Equity investments provided net earnings of $10 and $4 in 2013 and 2012. Our equity in earnings of DDAC was up $5 from 2012, primarily due to increased demand in China's commercial vehicle market.

Income (loss) from discontinued operations — Income (loss) of discontinued operations activity relates to our Structural Products business. See Note 3 to the consolidated financial statements in Item 1 of Part I.

Segment Results of Operations

Segment Sales

				Amount of Change Due To
Three Months Ended September 30,	2013	2012	Increase/(Decrease)	Currency Effects	Acquisitions and Divestitures	Organic Change
LVD	$629	$659	$(30)	$(41)	$—	$11
Power Technologies	257	242	15			15
Commercial Vehicle	465	471	(6)	(16)		10
Off-Highway	318	343	(25)	11	(9)	(27)
Total	$1,669	$1,715	$(46)	$(46)	$(9)	$9

Nine Months Ended September 30,
LVD	$1,921	$2,121	$(200)	$(85)	$—	$(115)
Power Technologies	778	772	6	(6)		12
Commercial Vehicle	1,421	1,535	(114)	(40)		(74)
Off-Highway	1,025	1,187	(162)	17	(32)	(147)
Total	$5,145	$5,615	$(470)	$(114)	$(32)	$(324)

Our LVD segment serves the light vehicle market. Exclusive of currency effects, LVD sales for the third quarter of 2013 were 2% higher than last year, while nine-month 2013 sales were 5% lower than in 2012. Scheduled roll-offs of certain vehicle programs in North America were a significant driver, reducing year-over-year third quarter and nine-month sales by $24 and $186. Adverse currency effects in the third quarter and nine-month periods of 2013 include $22 and $43 relating to the devaluation of the Venezuelan bolivar which occurred earlier this year. Pricing actions added $24 in the third quarter, including $9 in Venezuela to mitigate devaluation effects, and $52 for the nine-month period, which included $21 from Venezuela devaluation recovery efforts. Market volume, mix impacts and other factors increased year-over-year organic sales by $11 in the third quarter and $19 for the nine months ended September 30, 2013.

Power Technologies primarily serves the light vehicle market but also sells product to the medium/heavy truck and off-highway markets. Net of currency effects, sales were $15 and $12 higher in this year's third quarter and first nine months compared to 2012. Stronger North America light vehicle production levels, a strengthening European economy and program mix all contributed to the increased sales.

After adjusting for the effects of currency movements, third quarter 2013 sales in our Commercial Vehicle segment were up 2% compared to 2012 with sales for the first nine months of 2013 coming in 5% lower than in 2012. The organic sales decline in this segment is primarily volume related. Year-over-year third quarter medium/heavy truck production was 5% higher in North America, attributable entirely to stronger Classes 5 to 7 segment production, while production levels in Europe and South America were up about 2% and 28%. The decline of 5% for the comparative nine-month periods was due in part to nine-month medium/heavy truck production in North America being down about 7% from 2012 and Europe production being about 7% lower. Partially offsetting the effects of lower production in these regions was a rebound in production levels in South America of more than 30% compared to the first nine months of 2012. Comparative third quarter and nine-month sales were reduced by $7 for pricing actions, mostly relating to material recovery.

Sales in our Off-Highway segment for the third quarter and first nine months of 2013, net of currency and divestiture effects, were down about 8% and 12% from 2012. Lower demand levels, particularly in the construction and mining markets of this business, adversely affected sales in this segment. Additionally, the overall economic difficulties that continue to impact Europe were a headwind given this segment's strong presence in the region.

Segment EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
Segment EBITDA	2013	2012	Increase/(Decrease)	2013	2012	Increase/(Decrease)
LVD	$67	$68	$(1)	$179	$207	$(28)
Power Technologies	39	29	10	114	106	8
Commercial Vehicle	52	45	7	154	163	(9)
Off-Highway	40	48	(8)	127	153	(26)
Total Segment EBITDA	198	190	8	574	629	(55)
Corporate expense and other items, net		(1)	1	(3)	(8)	5
Structures EBITDA		1	(1)		6	(6)
Adjusted EBITDA *	198	190	8	571	627	(56)
Depreciation and amortization	(63)	(68)	5	(188)	(206)	18
Restructuring	(8)	(6)	(2)	(14)	(30)	16
Interest expense, net	(19)	(16)	(3)	(49)	(46)	(3)
Structures EBITDA		(1)	1		(6)	6
Other **	(5)	(4)	(1)	(17)	(24)	7
Income from continuing operations before income taxes	103	95	8	303	315	(12)
Income tax expense	34	33	1	96	97	(1)
Equity in earnings of affiliates	3	(2)	5	10	4	6
Income from continuing operations	72	60	12	217	222	(5)
Loss from discontinued operations	(1)		(1)			—
Net income	$71	$60	$11	$217	$222	$(5)

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

LVD segment EBITDA of $67 and $179 in the third quarter and first nine months of 2013 were down from EBITDA of $68 and $207 recorded in the comparable 2012 periods. EBITDA margins improved to 10.7% of sales in the third quarter of 2013 as compared to 10.3% in 2012, with nine-month EBITDA as a percent of sales of 9.3% in 2013 down from 9.8% in 2012.

The devaluation of the Venezuelan bolivar had a significant effect on our LVD performance in 2013. In this year's first quarter, we recorded a cost of $11 for the February 2013 devaluation of the Venezuelan bolivar, which included a charge of $6 for the rate adjustment of bolivar-denominated net financial assets at the date of devaluation and $5 of increased post-devaluation operational cost. Translating bolivar-denominated activities at the devalued rate in this year's third quarter and nine-month periods reduced EBITDA by about $12 and $32. Pricing actions to mitigate this adverse devaluation effect contributed $9 and $21 to the third quarter and first nine months of 2013. Additionally, currency gains of $1 in this year's third quarter and $4 for the nine months ended September 30, 2013 were realized from settlement of transactions at the pre-devaluation rate. The aggregate devaluation effect of these items reduced year-over-year third quarter EBITDA by $2 and nine-month EBITDA by $7.

Compared to last year, this year's third quarter and nine-month LVD results were also adversely impacted by scheduled program roll-offs which reduced third quarter EBITDA by $2 and nine-month EBITDA by $13. Pricing actions and other items partially offset the reductions from program roll-offs and Venezuela devaluation, improving third quarter EBITDA by $3 and reducing nine-month EBITDA by $8.

In the Power Technologies segment, third quarter 2013 EBITDA of $39 was $10 higher than in 2012, with nine-month EBITDA of $114 being $8 higher than the corresponding 2012 period. Third quarter EBITDA as a percent of sales was 15.2% in 2013 compared to 12.0% in 2012, with nine-month EBITDA as a percent of sales this year of 14.7% up from 13.7% in 2012. Increased sales volumes, material cost savings and better cost performance were the primary drivers of the improved profit, more than offsetting higher engineering expense.

Commercial Vehicle segment EBITDA in the third quarter of 2013 was $52, an increase of $7 over the same period of 2012. Third quarter EBITDA margins improved to 11.2% in 2013 from 9.6% in 2012. The segment EBITDA and margin improvement was due principally to material cost savings of $13 and increased EBITDA of $3 from stronger sales volumes. Partially offsetting these effects were material cost recovery and other pricing actions which reduced year-over-year third quarter EBITDA by $7. For the nine-month period ended September 30, 2013, EBITDA of $154 was down $9 from 2012, with EBITDA margins of 10.8% in 2013 compared to 10.6% in 2012. Lower nine-month sales volumes reduced EBITDA by $14, with pricing actions reducing EBITDA by another $7. Material cost savings of $13 in the nine-month year-over-year comparison provided a partial offset.

In our Off-Highway segment, EBITDA for the third quarter and first nine months of 2013 was $40 and $127, lower by $8 and $26 than EBITDA reported for the corresponding periods of 2012. Third quarter and first nine months EBITDA margins of 12.6% and 12.4% in 2013 compared to 14.0% and 12.9% in 2012. Lower sales volumes reduced third quarter and nine-month year-over-year EBITDA by about $11 and $47. Material cost savings of $4 and $13 in the third quarter and nine-month periods, along with reductions in warranty expense of $2 and $5 in the respective periods, helped offset the impact of the lower sales volumes.

Liquidity

Our global liquidity at September 30, 2013 was as follows:

Cash and cash equivalents	$1,121
Less: Deposits supporting obligations	(23)
Available cash	1,098
Additional cash availability from lines of credit in the U.S. and Europe	377
Marketable securities	105
Total global liquidity	$1,580

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

The components of our September 30, 2013 consolidated cash and cash equivalents balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$401	$578	$979
Cash and cash equivalents held as deposits	2	21	23
Cash and cash equivalents held at less than wholly-owned subsidiaries		119	119
Consolidated cash balance	$403	$718	$1,121

A portion of the non-U.S. cash and cash equivalents is utilized for working capital and other operating purposes. Several countries have local regulatory requirements that significantly restrict the ability of our operations to repatriate this cash. Beyond these restrictions, there are practical limitations on repatriation of cash from certain subsidiaries because of the resulting tax withholdings and subsidiary by-law restrictions which could limit our ability to access cash and other assets. Cash and marketable securities of a wholly-owned subsidiary, Dana Companies, LLC, of $94 at September 30, 2013 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand, (iii) borrowings from our revolving facility and (iv) borrowings from our European accounts receivable backed credit facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations, common stock repurchases and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At September 30, 2013, there was $95 of availability, but no borrowings, under our European accounts receivable backed credit facility based on the effective borrowing base. At September 30, 2013, we had no borrowings under the revolving facility but we had utilized $64 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $282 after deducting the outstanding letters of credit. As a result, we had aggregate additional borrowing availability of $377 under these credit facilities.

In July 2013, we completed the sale of $750 in senior unsecured notes. Net proceeds of the offering totaled $734. Net proceeds of $474 were used to repurchase all of our outstanding 4.0% Series A Convertible Preferred Stock (Series A preferred stock). In addition, net proceeds of $200 were used to fund an accelerated share repurchase (ASR) agreement with a third-party financial institution. The remaining net proceeds will be used to fund our previously authorized share repurchase program and for other general corporate purposes.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Through September 30, 2013, we have repurchased in the open market or through privately negotiated transactions 6,141,340 shares for a total of $106, including $91 paid in the first nine months of 2013 to acquire 5,075,740 shares. On August 12, 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $200 of our common stock. In the third quarter of 2013, we paid $200 to the financial institution and received an initial delivery of 7,032,602 shares. This initial delivery represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. The ultimate number of shares to be repurchased and the final price paid per share under the ASR transaction will generally be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less an agreed upon discount. Taking into account the Series A preferred stock redemption, $220 remained available for further share repurchases as of September 30, 2013.

In February 2013, the Venezuelan government announced a devaluation of its currency from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. Based on our net monetary assets denominated in bolivars at the time of the devaluation, we recorded a charge resulting from the devaluation of $7 in our results for the quarter ended March 31, 2013. In connection with the devaluation, the Venezuelan government provided that certain transactions committed to prior to the devaluation could be settled at the former exchange rate. We settled a portion of these transactions resulting in gains of $1, $3 and $1 in the first, second and third quarters of 2013. Additional recoveries may be realized in the future as pre-devaluation commitments are approved for settlement at the former exchange rate. The operating environment in Venezuela continues to be challenging, reflecting economic uncertainty and our limited ability to convert bolivars to U.S. dollars. As of September 30, 2013, we had $33 of bolivar denominated cash and cash equivalent balances and $32 of U.S. dollar exchange requests pending with the Commission for Administration of Foreign Exchange.

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

Cash Flow

	Nine Months Ended September 30,
	2013	2012
Cash used for working capital	$(75)	$(116)
Other cash provided by operations	368	237
Net cash provided by operating activities	293	121
Net cash used in investing activities	(134)	(114)
Net cash used in financing activities	(90)	(3)
Net increase in cash and cash equivalents	$69	$4

The table above summarizes our consolidated statement of cash flows for the first nine months of 2013 and 2012. During 2013 we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which relates to prior years. The principal portion of the payment has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $368 in 2013 as compared to $237 in 2012. The year-over-year increase in other cash provided by operations is primarily attributable to a $150 one-time contribution that was made to our U.S. pension plans in January 2012 and the receipt in April 2013 of $28 of interest on a payment-in-kind note receivable, partially offset by lower operating earnings and higher cash taxes.

Working capital used cash of $75 and $116 in the first nine months of 2013 and 2012. Cash of $125 was used in 2013 to finance increased receivables and $14 was used in 2012. We also used cash of $47 and $91 to fund higher inventory levels in 2013 and 2012. Increases in accounts payable and other net liabilities provided cash of $97 in 2013 while decreases in accounts payable and other net liabilities used cash of $11 in 2012.

Investing activities — Expenditures for property, plant and equipment during the first nine months of 2013 and 2012 were $123 and $113. During the first nine months of 2013 and 2012, we paid $8 and $7 related to our strategic alliance with Fallbrook. During the first nine months of 2012 we received proceeds of $7 from the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets. As discussed above, during the first nine months of 2013 we received a payment on a payment-in-kind note receivable which included $33 of principal. During the first nine months of 2013, we purchased $80 of marketable securities, which was funded in part by the $61 payment received on the note receivable and $5 of proceeds received on maturing marketable securities. Also during the first nine months of 2013, we received proceeds of $29 on the sale of marketable securities.

Financing activities — During the first nine months of 2013, we completed the sale of $750 in senior unsecured notes and paid financing costs of $14 related to our senior unsecured notes and $3 to amend our revolving facility. In the first nine months of 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates. Dividends of $23 and $22 were paid to preferred and common shareholders respectively, during the first nine months of 2013 and 2012. Additionally, during the first nine months of 2013 we used cash of $288 to repurchase common shares and $474 to redeem our Series A preferred stock under our $1,000 share repurchase program and paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries.

Contractual Obligations

Preferred dividends accrued but not paid were $4 at September 30, 2013 and $8 at December 31, 2012.

There have been no material changes at September 30, 2013 in our contractual obligations from those reported or estimated in the disclosures in Item 7 of our 2012 Form 10-K.

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

U.S. Pension Plans — Long-term interest rates on high quality corporate debt instruments, which are used to determine the discount rate, have risen during 2013. The higher interest rates, if unchanged in the fourth quarter, would result in a year-end discount rate of 4.58%, which is 81 basis points higher than the December 31, 2012 rate. Our 2013 pension fund asset performance through September was below our expected long-term annual return of 7.00%. The year-end valuation, assuming no change in interest rates and asset earnings at our expected rate during the fourth quarter, would result in an actuarial gain approximating $54 which would be credited to other comprehensive income. The increase in the discount rate results in a decrease in the projected benefit obligations to approximately $1,800. Based on asset performance and contributions through the first nine months of the year and the assumptions above for the remainder of the year, our funded status is expected to improve from 84% at the end of 2012 to around 90% at December 31, 2013. We currently estimate no minimum funding will be required in 2014. The ultimate impact on our financial condition and results of operations will depend on the actual year-end valuations.

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

Changes in internal control over financial reporting — There was no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer's purchases of equity securities - On October 25, 2012, our Board of Directors approved a share repurchase program of up to $250 of our outstanding shares over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We will repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Repurchased common shares will be deemed common stock held in treasury.

In August 2013, we paid $474 to redeem our 4% Series A Convertible Preferred Stock, including $3 of redemption costs. In August 2013, we entered into an accelerated share repurchase (ASR) agreement with a third-party financial institution to repurchase $200 of our common stock.

Calendar Month	Class or Series of Securities	Number of Shares Purchased		Average Price Paid per Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July	Common	99,100		$18.78		99,100	$897
July	Series A Preferred	2,500,000		$189.94		2,500,000	$423
August	Common	7,331,565	(1)	$21.91	(1)	7,331,565	$220	(2)

(1)
We received an initial delivery of 7,302,602 shares, which represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. The ultimate number of shares to be repurchased and the final price paid per share under the ASR agreement will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR agreement, less an agreed upon discount.

(2)	Remaining authorization is net of the $200 paid under the ASR agreement.

Item 6. Exhibits

The Exhibits listed in the “Exhibit Index” are filed or furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION
Date:	October 29, 2013	By:	/s/ William G. Quigley III
William G. Quigley III
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1
Stock Repurchase Agreement, dated July 28, 2013, among Dana Holding Corporation, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners B, Co-Investment, L.P. and Centerbridge Capital Partners SBS, L.P.  Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 30, 2013 and incorporated herein by reference.

10.2
Underwriting Agreement, dated July 30, 2013, among Dana Holding Corporation and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. Filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K dated August 5, 2013 and incorporated herein by reference.

10.3
Second Supplemental Indenture, dated August 2, 2013, with respect to the Indenture, dated January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee.  Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 5, 2013 and incorporated herein by reference.

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