Form 10-K
period 2013-12-31
DANA HOLDING CORP
filed 2014-02-21
CIK 26780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the closing price of the common stock on June 28, 2013 was $2,819,154,284.
APPLICABLE ONLY TO CORPORATE ISSUERS:

There were 148,036,397 shares of the registrant's common stock outstanding at February 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2014 are incorporated by reference into Part III.

DANA HOLDING CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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

PART I

(Dollars in millions, except per share amounts)

Item 1. Business

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets. At December 31, 2013, we employed approximately 23,000 people, operated in 26 countries and had 91 major facilities around the world.

The terms “Dana,” “we,” “our” and “us,” when used in this report are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Overview of our Business

We have aligned our organization around four operating business segments: Light Vehicle Driveline Technologies (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle), Off-Highway Driveline Technologies (Off-Highway) and Power Technologies. These businesses have global responsibility and accountability for business commercial activities and financial performance.

External sales by operating segment for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013		2012		2011
	Dollars	% of Total	Dollars	% of Total	Dollars	% of Total
Light Vehicle	$2,549	37.7%	$2,743	38.0%	$2,696	35.7%
Commercial Vehicle	1,860	27.5%	1,960	27.1%	2,245	29.8%
Off-Highway	1,330	19.6%	1,509	20.9%	1,560	20.7%
Power Technologies	1,030	15.2%	1,012	14.0%	1,042	13.8%
Other					1
Total	$6,769		$7,224		$7,544

Refer to Segment Results of Operations in Item 7 and Note 19 to our consolidated financial statements in Item 8 for further financial information about our operating segments.

Our business is diversified across end-markets, products and customers. The following table summarizes the markets, products and largest customers of each of our operating segments.

Segment	Markets	Products	Largest Customers
Light Vehicle	Light vehicle market:	Front axles	Ford Motor Company
	Light trucks (full frame)	Rear axles	Hyundai Mobis
	Sport utility vehicles	Driveshafts	Tata Motors
	Crossover utility vehicles	Differentials	Nissan Motor Company
	Vans	Torque couplings	Toyota Motor Company
	Passenger cars	Modular assemblies	Chrysler Group
Commercial Vehicle	Medium/heavy vehicle market:	Axles	PACCAR
	Medium duty trucks	Driveshafts	AB Volvo
	Heavy duty trucks	Steering shafts	Volkswagen AG
	Buses	Suspensions	Ford Motor Company
	Specialty vehicles	Tire management systems	Daimler AG
Off-Highway	Off-Highway market:	Axles	Deere & Company
	Construction	Driveshafts	AGCO Corporation
	Earth moving	End-fittings	Manitou Group
	Agricultural	Transmissions	Fiat Group
	Mining	Torque converters	Oshkosh Corporation
	Forestry	Electronic controls
Rail
Material handling
Power Technologies	Light vehicle market	Gaskets	Ford Motor Company
	Medium/heavy vehicle market	Cover modules	General Motors Company
	Off-Highway market	Heat shields	Volkswagen AG
		Engine sealing systems	Caterpillar Inc.
		Cooling	PSA Peugeot Citroen
Heat transfer products

Geographic Operations

We maintain administrative and operational organizations in North America, Europe, South America and Asia Pacific to support the operational requirements of our operating segments, assist with the management of affiliate relations and facilitate financial and statutory reporting and tax compliance on a worldwide basis. Our operations are located in the following countries:

North America	Europe		South America	Asia Pacific
Canada	Belgium	South Africa	Argentina	Australia
Mexico	France	Spain	Brazil	China
United States	Germany	Sweden	Colombia	India
	Hungary	Switzerland	Ecuador	Japan
	Italy	United Kingdom	Venezuela	South Korea
	Russia			Taiwan
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

Sales reported by our non-U.S. subsidiaries comprised $4,210 of our 2013 consolidated sales of $6,769. A summary of sales and long-lived assets by geographic region can be found in Note 19 to our consolidated financial statements in Item 8.

Customer Dependence

Our segments that operate in the automotive markets are largely dependent on light vehicle original equipment manufacturer (OEM) customers, while our Commercial Vehicle and Off-Highway segments have a broader and more geographically diverse customer base, including machinery and equipment manufacturers in addition to medium- and heavy-duty vehicle OEM customers.

Ford Motor Company (Ford) was the only individual customer accounting for 10% or more of our consolidated sales in 2013. As a percentage of total sales from operations, our sales to Ford were approximately 18% in 2013 and 17% in both 2012 and 2011 and our sales to PACCAR, our second largest customer, were approximately 8% in both 2013 and 2012 and 7% in 2011.

Hyundai Mobis, Volkswagen AG and Tata Motors were our third, fourth and fifth largest customers in 2013. Our 10 largest customers collectively accounted for approximately 56% of our sales in 2013.

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

Backlog

Our products are generally not sold on a backlog basis since most orders may be rescheduled or modified by our customers at any time. Our product sales are dependent upon the number of vehicles that our customers actually produce as well as the timing of such production. A substantial amount of the new business we are awarded by OEMs is granted well in advance of a program launch. These awards typically extend through the life of the given program. We estimate future sales from new business on the projected volume under these programs.

Competition

Within each of our markets, we compete with a variety of independent suppliers and distributors, as well as with the in-house operations of certain OEMs. With a renewed focus on product innovation, we differentiate ourselves through efficiency and performance, reliability, materials and processes, sustainability and product extension.

The following table summarizes our principal competitors by operating segment.

Segment	Principal Competitors
Light Vehicle	ZF Friedrichshafen AG
GKN plc
American Axle & Manufacturing Holdings, Inc.
Magna International Inc.
Wanxiang Group Corporation
Hitachi Automotive Systems, Ltd.
IFA ROTORION Holding GmbH
Neapco, LLC
Vertically integrated OEM operations
Commercial Vehicle	Meritor, Inc.
American Axle & Manufacturing Holdings, Inc.
Hendrickson (a subsidiary of the Boler Company)
Klein Products Inc.
Vertically integrated OEM operations
Off-Highway	Carraro Group
ZF Friedrichshafen AG
GKN plc
Kessler + Co.
Meritor, Inc.
Vertically integrated OEM operations
Power Technologies	ElringKlinger AG
Federal-Mogul Corporation
Freudenberg NOK Group
Behr GmbH & Co. KG
Mahle GmbH
Modine Manufacturing Company
Valeo Group
YinLun Co., LTD
Denso Corporation

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

We engage in ongoing engineering and research and development activities to improve the reliability, performance and cost-effectiveness of our existing products and to design and develop innovative products that meet customer requirements for new applications. We are integrating related operations to create a more innovative environment, speed product development, maximize efficiency and improve communication and information sharing among our research and development operations. At December 31, 2013, we had eight standalone technical and engineering centers with additional research and development activities carried out at seven additional sites. Our research and development costs were $64 in 2013, $57 in 2012 and $52 in 2011. Total engineering expenses including research and development were $165 in 2013, $161 in 2012 and $155 in 2011.

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

Employment

Our worldwide employment was approximately 23,000 at December 31, 2013. The following table summarizes our employment by operating segment.

Segment	Employees
Light Vehicle	9,200
Commercial Vehicle	5,300
Off-Highway	2,800
Power Technologies	4,500
Technical and administrative	1,200
Total	23,000

Environmental Compliance

We make capital expenditures in the normal course of business as necessary to ensure that our facilities are in compliance with applicable environmental laws and regulations. The cost of environmental compliance has not been a material part of capital expenditures and did not have a material adverse effect on our earnings or competitive position in 2013.

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

While we expect a continuing overall economic recovery in 2014, negative economic conditions such as a worsening debt crisis in Europe or rising fuel prices could adversely impact our business. Adverse developments in these conditions could reduce demand for new vehicles, causing our customers to reduce their vehicle production and, as a result, demand for our products would be adversely affected.

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

We are reliant upon sales to several significant customers. Sales to our ten largest customers accounted for 56% of our overall sales in 2013. Changes in our business relationships with any of our large customers or in the timing, size and continuation of their various programs could have a material adverse impact on us.

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

We operate in 26 countries around the world and we depend on significant foreign suppliers and customers. Further, we have several growth initiatives that are targeting emerging markets like China and India. Legislative and political activities within the countries where we conduct business, particularly in emerging markets and less developed countries, could adversely impact our ability to operate in those countries. The political situation in a number of countries in which we operate could create instability in our contractual relationships with no effective legal safeguards for resolution of these issues, or potentially result in the seizure of our assets. We operate in Venezuela where government exchange controls place restrictions on our ability to repatriate funds, and in Argentina, where trade-related initiatives and other government restrictions limit our ability to optimize operating effectiveness. At December 31, 2013, our net asset exposure related to Venezuela and Argentina was approximately $65 and $38 respectively, including $31 and $13 of net fixed assets.

We may be adversely impacted by the strength of the U.S. dollar relative to the currencies in the other countries in which we do business.

Approximately 62% of our sales in 2013 were from operations located in countries other than the U.S. Currency variations can have an impact on our results (expressed in U.S. dollars). Currency variations can also adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from affiliates or other suppliers located outside of the U.S. Strengthening of the U.S. dollar against the euro and currencies of other countries in which we have operations could adversely affect our results reported in U.S. dollars. We use a combination of natural hedging techniques and financial derivatives to mitigate foreign currency exchange rate risks. Such hedging activities may be ineffective or may not offset more than a portion of the adverse financial impact resulting from currency variations.

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

We continue to work with our customers to recover a greater portion of our material cost increases. While we have been successful in the past recovering a significant portion of such cost increases, there is no assurance that increases in commodity costs will not adversely impact our profitability in the future.

We could be adversely affected if we experience shortages of components from our suppliers or if disruptions in the supply chain lead to parts shortages for our customers.

A substantial portion of our annual cost of sales is driven by the purchase of goods and services. To manage and reduce these costs, we have been consolidating our supplier base. As a result, we are dependent on single sources of supply for some components of our products. We select our suppliers based on total value (including price, delivery and quality), taking into consideration their production capacities and financial condition, and we expect that they will be able to support our needs. However, there is no assurance that adverse financial conditions, including bankruptcies of our suppliers, reduced levels of production, natural disasters or other problems experienced by our suppliers will not result in shortages or delays in their supply of components to us or even in the financial collapse of one or more such suppliers. If we were to experience a significant or prolonged shortage of critical components from any of our suppliers, particularly those who are sole sources, and were unable to procure the components from other sources, we would be unable to meet our production schedules for some of our key products and to ship such products to our customers in a timely fashion, which would adversely affect our sales, profitability and customer relations.

Adverse economic conditions, natural disasters and other factors can similarly lead to financial distress or production problems for other suppliers to our customers which can create disruptions to our production levels. Any such supply-chain induced disruptions to our production are likely to create operating inefficiencies that will adversely affect our sales, profitability and customer relations.

During 2013, we advised one of our largest suppliers that we do not intend to extend our existing contractual relationship beyond the current contract expiration date of December 31, 2014. As a consequence, we have established or are in the process of establishing relationships with alternative suppliers and working with our current supplier to achieve an orderly transition. There is a risk that our operating results and customer relationships could be adversely impacted if the transition to new suppliers is not effectively executed.

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

We acquired businesses and invested in joint ventures in 2012 and 2011, and we expect to complete additional investments in the future that complement or expand our businesses. The success of this strategy will depend on our ability to successfully complete these transactions or arrangements, to integrate the businesses acquired in these transactions and to develop satisfactory working arrangements with our strategic partners in the joint ventures. We could encounter unexpected difficulties in completing these transactions and integrating the acquisitions with our existing operations. We also may not realize the degree or timing of benefits anticipated when we entered into a transaction.

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

We recognize the increasing volume of cyber attacks and employ commercially practical efforts to provide reasonable assurance such attacks are appropriately mitigated. Each year, we evaluate the threat profile of our industry to stay abreast of trends and to provide reasonable assurance our existing countermeasures will address any new threats identified. Despite our implementation of security measures, our IT systems and those of our service providers are vulnerable to circumstances beyond our reasonable control including acts of terror, acts of government, natural disasters, civil unrest, and denial of service attacks which may lead to the theft of our intellectual property, trade secrets, or business disruption. To the extent that any disruptions or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, suppliers and employees lead to claims against the company and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

We participate in certain multiemployer pension plans which are not fully funded.

We contribute to certain multiemployer defined benefit pension plans for our union-represented employees in the U.S. in accordance with our collective bargaining agreements. Contributions are based on hours worked except in cases of layoff or leave where we generally contribute based on 40 hours per week for a maximum of one year. The plans are not fully funded as of December 31, 2013. We could be held liable to the plans for our obligation, as well as those of other employers, due to our participation in the plans. Contribution rates could increase if the plans are required to adopt a funding improvement plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. (See Note 11 to our consolidated financial statements in Item 8 for additional information on multiemployer pension plans.)

Changes in interest rates and asset returns could increase our pension funding obligations and reduce our profitability.
We have unfunded obligations under certain of our defined benefit pension and other postretirement benefit plans. The valuation of our future payment obligations under the plans and the related plan assets are subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline.  Such declines could also require us to make significant additional contributions to our pension plans in the future.  A material increase in the unfunded obligations of these plans could also result in a significant increase in our pension expense in the future.
We may incur additional tax expense or become subject to additional tax exposure.
Our provision for income taxes and the cash outlays required to satisfy our income tax obligations in the future could be adversely affected by numerous factors.  These factors include changes in the level of earnings in the tax jurisdictions in which we operate, changes in the valuation of deferred tax assets, changes in our plans to repatriate the earnings of our non-U.S. operations to the U.S. and changes in tax laws and regulations.  Our income tax returns are subject to examination by federal, state and local tax authorities in the U.S. and tax authorities outside the U.S.  The results of these examinations and the ongoing assessments of our tax exposures could also have an adverse effect on our provision for income taxes and the cash outlays required to satisfy our income tax obligations.
Our ability to utilize our net operating loss carryforwards may be limited.

Net operating tax loss carryforwards (“NOLs”) approximating $1,512 were available at December 31, 2013 to reduce future U.S. income tax liabilities. Our ability to utilize these NOLs may be limited as a result of certain change of control provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Of this amount, NOLs of approximately $775 are treated as losses incurred before the change of control upon emergence from Chapter 11 and are limited to annual utilization of $84. The balance of NOLs, treated as incurred subsequent to the change in control, were not subject to limitation as of December 31, 2012. However, there can be no assurance that trading in our shares will not effect another change in control under the Code, which would further limit our ability to utilize our available NOLs. Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to limitation.

Risk Factors Related to our Securities

Provisions in our Restated Certificate of Incorporation and Bylaws may discourage a takeover attempt.

Certain provisions of our Restated Certificate of Incorporation and Bylaws, as well as the General Corporation Law of the State of Delaware, may have the effect of delaying, deferring or preventing a change in control of Dana. Such provisions, including those governing the nomination of directors, limiting who may call special stockholders’ meetings and eliminating stockholder action by written consent may make it more difficult for other persons, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

Item 1B. Unresolved Staff Comments

-None-

Item 2. Properties

Type of Facility	North America	Europe	South America	Asia Pacific	Total
Light Vehicle
Manufacturing/Distribution	13	3	6	9	31
Commercial Vehicle
Manufacturing/Distribution	9	4	3	4	20
Off-Highway
Manufacturing/Distribution	2	7		2	11
Power Technologies
Manufacturing/Distribution	12	4		1	17
Technical and Engineering Centers	3				3
Corporate and other
Administrative Offices	3			1	4
Technical and Engineering Centers - Multiple Segments	2			3	5
	44	18	9	20	91

As of December 31, 2013, we operated in 26 countries and had 91 major facilities housing manufacturing and distribution operations, technical and engineering centers and administrative offices. In addition to the eight standalone technical and engineering centers in the table above, we have seven technical and engineering centers housed within manufacturing sites. We lease 33 of these manufacturing and distribution operations and a portion of four others and own the remainder of our facilities. We believe that all of our property and equipment is properly maintained.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information — Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "DAN." The following table shows the high and low prices of our common stock as reported by the NYSE for each of our fiscal quarters during 2013 and 2012.

	2013		2012
	High	Low	High	Low
Fourth quarter	$23.46	$18.32	$15.66	$12.13
Third quarter	23.17	19.42	14.74	11.13
Second quarter	19.76	15.51	16.60	12.00
First quarter	18.24	15.17	16.76	12.39

Holders of common stock — Based on reports by our transfer agent, there were approximately 4,308 registered holders of our common stock on February 7, 2014.

Stockholder return — The following graph shows the cumulative total shareholder return for our common stock since December 31, 2008. The graph compares our performance to that of the Standard & Poor’s 500 Stock Index and the Dow Jones US Auto Parts Index. The comparison assumes $100 was invested at the closing price on December 31, 2008. Each of the returns shown assumes that all dividends paid were reinvested.

Performance chart

Index

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Dana Holding Corporation	$100.00	$1,463.50	$2,323.45	$1,640.35	$2,138.98	$2,714.46
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones US Auto Parts	100.00	149.18	235.98	208.15	232.93	363.50

Dividends — We declared and paid four quarterly common stock dividends of five cents per share in both 2013 and 2012.

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

On August 12, 2013, we entered into an accelerated share repurchase (ASR) agreement with a third-party financial institution to repurchase $200 of our common stock. In August 2013, we paid $200 to the financial institution and received an initial delivery of 7,302,602 shares. This initial share delivery represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. On October 28, 2013, the ASR transaction concluded and we received an additional 1,831,445 shares. The average price paid for the 9,134,047 shares received under the ASR was $21.90 per share.

The following table shows repurchases of our common stock for each calendar month in the quarter ended December 31, 2013.

Calendar Month	Class or Series of Securities	Number of Shares Purchased		Average Price Paid per Share		Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October	Common	1,831,445	*	$21.84	*	1,831,445	$220
November	Common	1,164,700		$19.30		1,164,700	$197
December	Common	1,360,600		$19.28		1,360,600	$171

*	Shares received upon the conclusion of the ASR transaction at an implied price of $21.84 per share.

Annual meeting — We will hold an annual meeting of stockholders on May 2, 2014.

Item 6. Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010*	2009
Operating Results
Net sales	$6,769	$7,224	$7,544	$5,921	$4,636
Income (loss) from continuing operations before income taxes	368	364	306	55	(275)
Income (loss) from continuing operations	261	315	240	36	(260)
Loss from discontinued operations	(1)	—	(8)	(21)	(175)
Net income (loss)	260	315	232	15	(435)

Net income (loss) attributable to the parent company	$244	$300	$219	$4	$(430)
Preferred stock dividend requirements	25	31	31	32	32
Preferred stock redemption premium	232	—	—	—	—
Net income (loss) available to common stockholders	$(13)	$269	$188	$(28)	$(462)

Net income (loss) per share available to common stockholders
Basic
Income (loss) from continuing operations	$(0.08)	$1.82	$1.34	$(0.05)	$(2.60)
Loss from discontinued operations	(0.01)	—	(0.06)	(0.15)	(1.59)
Net income (loss)	(0.09)	1.82	1.28	(0.20)	(4.19)
Diluted
Income (loss) from continuing operations	$(0.08)	$1.40	$1.05	$(0.05)	$(2.60)
Loss from discontinued operations	(0.01)	—	(0.03)	(0.15)	(1.59)
Net income (loss)	(0.09)	1.40	1.02	(0.20)	(4.19)

Depreciation and amortization of intangibles	$262	$277	$307	$314	$397
Net cash provided by operating activities	577	339	370	287	208
Purchases of property, plant and equipment	209	164	196	120	99

Financial Position
Cash and cash equivalents and marketable securities	$1,366	$1,119	$987	$1,144	$953
Total assets	5,129	5,144	5,277	5,101	5,155
Long-term debt	1,567	803	831	780	969
Total debt	1,624	904	902	947	1,003
Preferred stock	372	753	753	762	771
Common stock and additional paid-in capital	2,842	2,670	2,644	2,614	2,581
Treasury stock	(366)	(25)	(9)	(4)	—
Total parent company stockholders' equity	1,309	1,836	1,730	1,680	1,680
Book value per share	$8.94	$12.41	$11.81	$11.94	$15.24

Common Share Information
Dividends declared per common share	$0.20	$0.20	$—	$—	$—
Weighted-average common shares outstanding
Basic	146.4	148.0	146.6	140.8	110.2
Diluted	146.4	214.7	215.3	140.8	110.2
Market prices
High	$23.46	$16.76	$19.35	$17.99	$11.25
Low	15.17	11.13	9.45	8.95	0.19

*
We revised net income attributable to the parent company and net loss available to common stockholders for the year ended December 31, 2010 to correct a $7 understatement of noncontrolling interests net income identified in the fourth quarter of 2013. Earnings per share amounts for 2010 were updated accordingly, as were parent company stockholders' equity and book value per share as of the end of 2010 through 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in millions)

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes in Item 8.

Management Overview

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle Driveline (Light Vehicle), Commercial Vehicle Driveline Technologies (Commercial Vehicle) and Off-Highway Driveline Technologies (Off-Highway) operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets. We have a diverse customer base and geographic footprint which minimizes our exposure to individual market and segment declines. In 2013, 44% of our sales came from North American operations and 56% from operations throughout the rest of the world. Our sales by operating segment were Light Vehicle – 38%, Commercial Vehicle – 27%, Off-Highway – 20% and Power Technologies – 15%.

Operational and Strategic Initiatives

During the past three years, we have significantly improved our overall financial prospects — improving the overall profitability of our business, increasing cash flows and addressing structural costs. We have also strengthened our leadership team and streamlined our operating segments to focus on our core competencies of driveline technologies, sealing systems and thermal management. As a result, we believe that we are well-positioned to place increasing focus on profitable growth and shareholder returns.

Shareholder returns – Our strong financial position enabled us to provide returns to our common shareholders in the form of cash dividends and the reduction in the number of common share equivalents outstanding.  We declared and paid four quarterly common stock dividends of five cents per share in both 2013 and 2012.  During 2013, we redeemed our Series A preferred stock, the equivalent of 21 million common shares on an as converted basis, for $474 and we repurchased 17 million common shares for $337.

Technology leadership — With a clear focus on market based value drivers, global mega trends and customer sustainability objectives and requirements, we are driving innovation to create differentiated value for our customers, moving from a “product push” to a “market pull” product pipeline. We are committed to making investments and diversifying our product offerings to strengthen our competitive position in our core driveline, sealing and thermal technologies, creating value for our customers through improved fuel efficiency, emission control, electric and hybrid electric solutions, durability and cost of ownership, software integration and systems solutions. Our September 2012 strategic alliance with Fallbrook Technologies Inc. (Fallbrook) provides us the opportunity to leverage leading edge continuously variable planetary (CVP) technology into the development of advanced drivetrain and transmission solutions for customers in our end markets.

Additional engineering and operational investment is being channeled into reinvigorating our product portfolio and capitalizing on technology advancement opportunities. In 2011, we combined the North American engineering centers of our Light Vehicle and Commercial Vehicle segments, allowing us the opportunity to better share technologies among these businesses. New engineering facilities in India and China are now on line, more than doubling our engineering presence in the Asia Pacific region with state-of-the-art development and test capabilities that globally support each of our businesses. In December 2013, we announced the opening of a new technology center in Cedar Park, Texas to support our VariGlide™ CVP technology alliance development initiatives.

Geographic expansion — While growth opportunities are present in each region of the world, we have a primary focus on building our presence and local capability in the Asia Pacific region, especially India and China. In addition to new engineering facilities in India and China, a new hypoid gear manufacturing facility in India began production in 2011 and, in 2013, we commenced construction of a new gear manufacturing operation in Thailand that is scheduled to be operational in 2014. We also completed two transactions in 2011 – increasing the ownership interest in our China-based joint venture with Dongfeng Motor Co., Ltd. (Dongfeng) to 50% and acquiring the axle drive head and final assembly business from our Axles India Limited (AIL) joint venture – which significantly increased our commercial vehicle driveline presence in the region. We have expanded our China off-highway activities and we believe there is considerable opportunity for growth in this market. In 2012, we opened a business development office in Moscow, Russia to focus on expanding our business opportunities in this region and, in 2013, we expanded our distribution and aftermarket capabilities supporting this market. In South America, our strategic agreement with SIFCO S.A. (SIFCO), entered in February 2011, makes us the leading full driveline supplier in the South American commercial vehicle market.

Aftermarket opportunities — We have a global group dedicated to identifying and developing aftermarket growth opportunities that leverage the capabilities within our existing businesses – targeting increased future aftermarket sales.

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

Cost management — Although we have taken significant strides to improve our profitability and margins, particularly through streamlining and rationalizing our manufacturing activities and administrative support processes, we believe additional opportunities remain to further our financial performance. We have ramped up our material cost efforts to ensure that we are rationalizing our supply base and obtaining appropriate competitive pricing. With a continued emphasis on process improvements and productivity throughout the organization, we expect cost reductions to continue contributing to future margin improvement.

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

SIFCO — In February 2011, we entered into an agreement with SIFCO, a leading producer of steer axles and forged components in South America. In return for a payment of $150 to SIFCO, we acquired the distribution rights to SIFCO's commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. Additionally, SIFCO has provided selected assets and assistance to Dana to establish assembly capabilities for these systems. We are responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as the leading full-line supplier of commercial vehicle drivelines – including front and rear axles, driveshafts and suspension systems – in South America.

Divestitures

Divestiture of Leisure and All-Terrain Business — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $32 in 2012 through the date of the divestiture.

Divestiture of GETRAG Entities — On September 30, 2011, we completed the divestitures of our 49% equity interest in GETRAG Corporation and our 42% equity interest in GETRAG Dana Holding GmbH for $136.

Divestiture of Structural Products business — In 2010, we completed the sale of substantially all of the assets of our Structural Products business to Metalsa S.A. de C.V. (Metalsa). We had received cash proceeds of $134 by the end of 2011 and $10 remains receivable as we work to resolve the claims presented by Metalsa. The Structural Products business that we retained generated sales of $48 in 2011 and $34 in 2012 through the August cessation date. Prior to the third quarter of 2012, Structural Products was reported as an operating segment of continuing operations. With the cessation of operations in the third quarter of 2012, the activities relating to the Structural Products operation are now reported as discontinued operations.

Segments

We manage our operations globally through four operating segments. Our Light Vehicle and Power Technologies segments primarily support light vehicle original equipment manufacturers (OEMs) with products for light trucks, SUVs, CUVs, vans and passenger cars. The Commercial Vehicle segment supports the OEMs of on-highway commercial vehicles (primarily trucks and buses), while our Off-Highway segment supports OEMs of off-highway vehicles (primarily wheeled vehicles used in construction, mining and agricultural applications).

Trends in Our Markets

Global Vehicle and Engine Production

				Actual
(Units in thousands)	Dana 2014 Outlook			2013	2012	2011
North America
Light Truck (Full Frame)	3,550	to	3,650	3,623	3,464	3,181
Light Vehicle Engines	14,700	to	15,100	14,348	13,805	11,699
Medium Truck (Classes 5-7)	200	to	210	201	188	165
Heavy Truck (Class 8)	260	to	270	245	279	255
Agricultural Equipment	75	to	80	75	75	69
Construction/Mining Equipment	150	to	155	157	163	149
Europe (including E. Europe)
Light Truck	6,900	to	7,100	7,071	6,905	6,939
Light Vehicle Engines	21,000	to	22,000	20,817	20,426	20,715
Medium/Heavy Truck	380	to	390	400	400	430
Agricultural Equipment	240	to	250	244	255	240
Construction/Mining Equipment	310	to	320	298	322	320
South America
Light Truck	1,300	to	1,400	1,273	1,219	1,172
Light Vehicle Engines	3,800	to	4,000	3,696	3,644	3,739
Medium/Heavy Truck	200	to	210	221	172	219
Agricultural Equipment	55	to	60	54	48	47
Construction/Mining Equipment	18	to	22	20	19	19
Asia-Pacific
Light Truck	20,000	to	21,000	19,994	18,672	16,509
Light Vehicle Engines	45,500	to	46,100	44,577	42,857	39,693
Medium/Heavy Truck	1,500	to	1,600	1,503	1,492	1,720
Agricultural Equipment	800	to	850	788	750	682
Construction/Mining Equipment	550	to	570	555	614	615

North America

Light vehicle markets — Improving economic conditions during the past three years have contributed to increased light vehicle sales and production levels in North America. Release of built-up demand to replace older vehicles and greater availability of credit have also stimulated new vehicle sales. Production of approximately 14.3 million light vehicle engines in 2013 was 4% higher than 2012 production of 13.8 million engines, which was up about 18% from production of 11.7 million units in 2011. The higher production in 2013 occurred predominantly in the light truck segment, whereas production growth in 2012 was strongest in passenger cars. In the full frame light truck segment where more of our programs are focused, production was up about 5% in 2013 after increasing 9% in 2012. The higher production levels are generally reflective of higher light vehicle unit sales which were about 8% higher in 2013 than in 2012 after expanding about 14% in the prior year. Sales increases in the full frame light truck segment were 8% in 2013 and 5% in 2012. Days’ supply of total light vehicles in the U.S. at the end of December 2013 was around 64 days, up slightly from 58 days at the end of 2012 and 51 days at the end of 2011. In the full frame light truck segment, inventory levels increased to 67 days at the end of 2013, as compared to 65 days at the end of 2012 and 56 days at the end of 2011.

Looking ahead to 2014, we expect that the North American markets will be relatively stable, with more modest increases in light vehicle sales and production. An improved financing environment and housing sector along with more stable fuel prices are positive developments. But unemployment levels continue to be relatively high and political tensions among the U.S. government bodies pose an element of continued uncertainty about economic growth prospects in 2014. Our current outlook for 2014 light vehicle engine production is 14.7 to 15.1 million units, a 2 to 5% increase over 2013, with full frame light truck production expected to be about the same as in 2013.

Medium/heavy vehicle markets — As with the light vehicle market, medium duty Classes 5-7 truck production increased over the past three years, but with the rate of production growth slowing in 2013. After production increased more than 40% in 2011 and 14% in 2012, production of about 201,000 units in 2013 slowed to an increase of 7% from the 188,000 units produced in 2012. In the Class 8 segment, after production increases of more than 60% in 2011 and 9% in 2012, production of about 245,000 units in 2013 declined 12% from a build of 279,000 units in 2012. Class 8 order levels were rather sluggish during the second half of 2013 as truck buyers were cautious about the overall strength of the economy and opted to hold off on replacing existing vehicles. Orders near the end of the year improved some, but as mentioned above there continues to be some uncertainty surrounding economic prospects in 2014.

With the mixed outlook surrounding the North America economy, we currently expect 2014 Class 8 production to be in the range of 260,000 to 270,000 units, which represents a 6 to 10% increase over 2013. We expect medium-duty Classes 5-7 production for 2014 to range from 200,000 to 210,000 units, which is flat to up 4% compared with 2013.

Markets Outside of North America

Light vehicle markets — European production levels the past few years have been adversely impacted by overall economic weakness brought on in part by sovereign debt concerns, high unemployment levels, governmental austerity actions in many countries and other economic factors. The region began seeing some economic stability take hold in 2013. After being down about 1% in 2012, European production of light vehicle engines and light trucks increased 2% in 2013. We expect the current economic stability to persist in 2014 with light truck production flat to up slightly and light engine production flat to up 6% from 2013. After increasing the previous two years, South American production levels weakened in 2012, with light vehicle engine production down about 3% and light truck production up 4% from 2011. Light vehicle engine production rebounded in 2013 to be up 1% over 2012 while light truck production increased another 4% from 2012. At present, we expect full year 2014 light vehicle engine production to increase 3 to 8% over 2013, with light truck production being up in the range of 2 to 10%. Production of light vehicle engines and light trucks in the Asia Pacific region were up 8% and 13% in 2012 after rebounding from production levels in 2011 that were adversely impacted by the effects of natural disasters in Japan and Thailand. Production levels improved further in 2013, with light vehicle engines up 4% and light trucks up 7% from 2012. We expect production levels in 2014 to remain solid, coming in flat to up 5% from 2013.

Medium/heavy vehicle markets — Some of the same factors referenced above that affected light vehicle markets outside of North America similarly affected the medium/heavy markets. The challenging economic environment in Europe was a primary driver of a 7% decline in medium/heavy truck production in 2012 after a more than 30% increase in 2011. With the improving market environment this past year, medium/heavy truck production in 2013 remained about the same as in 2012. We currently expect a modest decline in production levels in 2014. South American medium/heavy truck production levels were down more than 20% in 2012 due largely to overall economic weakness in the region and a pull-back in purchases caused by engine emissions changes in Brazil. With the Brazil emissions effects behind us and some improvement in economic conditions, production in 2013 was up about 28% from 2012. Our South American outlook for 2014 has medium/heavy truck production coming in about 5 to 10% lower than in 2013. Asia Pacific medium/heavy truck production in 2012 was adversely impacted by slower growth in China, coming in more than 13% lower than 2011 levels. This reduced level of production in 2012 followed a production decline of about 5% in 2011 as a consequence of the natural disasters which disrupted production that year. Pent up demand for trucks after two years of restrained production, along with some economic strengthening, contributed to increased production in 2013 of about 1%, and we expect 2014 production to be flat to up 6% from 2013.

Off-Highway Markets — Our off-highway business has a large presence outside of North America, with about 75% of its sales coming from Europe and about 12% from South America and Asia Pacific combined. We serve several segments of the diverse off-highway market, including construction, agriculture, mining and material handling. Our largest markets are the construction and agricultural equipment segments, both of which experienced increased demand in 2011 and 2012. While the agriculture market remained fairly stable in 2013, the construction/mining segment experienced considerable weakness with global production down about 8%. Our 2014 production outlook for both the agriculture and construction/mining segments is flat to up modestly when compared with 2013.

Commodity Costs

The cost of our products may be significantly impacted by changes in raw material commodity prices, the most important to us being those of various grades of steel, aluminum, copper and brass. The effects of changes in commodity prices are reflected directly in our purchases of commodities and indirectly through our purchases of products such as castings, forgings, bearings and component parts that include commodities. Most of our major customer agreements have provisions which allow us to pass the effects of significant commodity price changes through to those customers. Where such formal agreements are not present, we have historically been successful implementing price adjustments that largely compensate for the inflationary impact of material costs. Material cost changes will customarily have some impact on our financial results as contractual recoveries and inflation-based pricing adjustments typically lag the cost increases.

Higher commodity prices increased our costs by approximately $20 in 2013, $50 in 2012 and $100 in 2011, while material recovery and other pricing actions increased sales by about $30 in 2013, $110 in 2012 and $60 in 2011.

Sales, Earnings and Cash Flow Outlook

	2014 Outlook	2013	2012	2011
Sales	$6,800 - $6,900	$6,769	$7,224	$7,544
Adjusted EBITDA	$760 - $770	$745	$781	$765
Free Cash Flow	$275 - $295	$368	$175	$174

Adjusted EBITDA and Free Cash Flow are non-GAAP financial measures. See the Non-GAAP Financial Measures discussion below for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

Sales in 2011 increased significantly from 2010 as market volumes bounced back from a relatively weak period of economic conditions globally. Certain acquisitions also contributed to our 2011 sales growth. During the past two years, however, we experienced uneven end user markets, with some being relatively strong and others somewhat weak, and the conditions across the regions of the world differing quite dramatically. Considering our served end markets and regional economies, on balance, the effect of market volumes on our sales has been relatively stable. Weaker international currencies relative to the U.S. dollar during the past two years were the most significant factor reducing our reported sales, while scheduled light vehicle program roll-offs also contributed to the decrease. For 2014, we expect market volumes in most of our end user markets and regions to be stable or up sightly with some currency related headwinds expected, principally in South America.

Throughout the past three years, we placed significant focus on right sizing and rationalizing our manufacturing operations, implementing other cost reduction initiatives and ensuring that customer programs were competitively priced. In combination with an improved and relatively stable global economic environment, these efforts were the primary drivers of our improved Adjusted EBITDA margin as a percent of sales. We expect to see continued benefits from increased volumes and cost and pricing actions in 2014 which will provide the basis for improved profitability.

Our cash flow in recent years benefited primarily from increased earnings and lower capital spending, more than offsetting higher working capital requirements associated with increased sale volumes, higher tax obligations and larger pension funding commitments. Free cash flow in 2012 was impacted by a $150 voluntary contribution to our U.S. pension plans. In 2013, free cash flow benefited, in part, from a strong focus on inventory reduction and other working capital efficiencies during the latter part of the year. We also benefited from the receipt of $28 of interest relating to a callable payment-in-kind note receivable. With our relatively stable sales outlook, we expect another strong year of free cash generation in 2014. With the back half of 2014 expected to be stronger than 2013, we expect higher sales will require some increased working capital. Our outlook of $275 to $295 includes expected capital spend of $210 to $230 which is up slightly from 2013. Cash taxes of about $130 and restructuring expenditures of about $40 are similar to 2013 levels. With the additional debt we added in the second half of 2013, net interest will consume cash of around $70 in 2014. Net interest in 2014 includes $40 of interest received in January 2014 from the sale of a callable payment-in-kind note receivable, which compares with $28 received in 2013 from prepayment proceeds on this note. Pension contributions are expected to be lower in 2014 at around $25 as we don't expect to make additional contributions to our U.S. plans in 2014 based on their present funding levels.

While improving our overall profitability and strengthening our financial position the past three years, we also began putting increased focus and investment into product technology and directing increased attention to the growth initiatives described in the Operational and Strategic Initiatives section above to position us for profitable future growth. Partly attributable to some of these new technologies, we have net new business that has been awarded through the end of 2013 that is expected to increase sales by $560 during 2014 through 2016, with most of that coming in the last two years. The higher returns associated with this new business are expected to help drive increased future Adjusted EBITDA margins.

Consolidated Results of Operations

Summary Consolidated Results of Operations (2013 versus 2012)

	2013		2012
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$6,769		$7,224		$(455)
Cost of sales	5,849	86.4%	6,250	86.5%	(401)
Gross margin	920	13.6%	974	13.5%	(54)
Selling, general and administrative expenses	410	6.1%	424	5.9%	(14)
Amortization of intangibles	74		74		—
Restructuring charges, net	24		47		(23)
Other income, net	55		19		36
Income from continuing operations before interest expense and income taxes	467		448		19
Interest expense	99		84		15
Income from continuing operations before income taxes	368		364		4
Income tax expense	119		51		68
Equity in earnings of affiliates	12		2		10
Income from continuing operations	261		315		(54)
Loss from discontinued operations	(1)		—		(1)
Net income	260		315		(55)
Less: Noncontrolling interests net income	16		15		1
Net income attributable to the parent company	$244		$300		$(56)

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2013	2012	Increase/ (Decrease)	Currency Effects	Acquisition and Divestitures	Organic Change
North America	$2,958	$3,371	$(413)	$(1)	$(32)	$(380)
Europe	1,994	2,021	(27)	26		(53)
South America	983	925	58	(161)		219
Asia Pacific	834	907	(73)	(23)		(50)
Total	$6,769	$7,224	$(455)	$(159)	$(32)	$(264)

Sales for 2013 declined 6% from 2012. Lower market volumes, particularly in our North America medium/heavy truck market and global off-highway markets, contributed about $141 to lower year-over-year sales. Scheduled roll-offs of certain North America light vehicle market programs also reduced sales by $186. Currency effects and divestitures also contributed to the lower sales, with pricing actions, principally relating to material recovery and the Venezuelan bolivar devaluation, providing a partial offset of about $63.

Most of the 2013 consolidated sales decrease occurred in North America. Scheduled roll-offs of certain light vehicle programs accounted for $186 of the decrease. The remaining sales reduction was due primarily to a decline in medium/heavy production levels of around 5% and lower off-highway market sales, partly due to the transfer of certain production to our Asia Pacific operations.

Excluding currency effects, our sales in Europe in 2013 were 3% lower than in 2012. The reduction was primarily driven by lower off-highway market production levels, primarily in the construction and mining segments, in the region as well as in other regions where we export. Partially offsetting lower volumes were increased sales from new Light Vehicle programs coming on line in 2013.

South America sales in 2013 were significantly impacted by a weaker Brazilian real and the devaluation of the Venezuelan bolivar. Adjusted for currency effects, 2013 sales were up about 24%. Growth in medium/heavy truck production of about 28%, an increase in light vehicle production of around 4% and the inflationary or devaluation related pricing recovery were the principal drivers of the organic increase in sales.

Asia Pacific sales were 8% lower than in 2012. Adverse currency effects resulted principally from a weakening of the Indian rupee and Japanese yen, partially offset by a stronger Chinese yuan. Declining economic conditions in India and Thailand contributed to this region's reduced sales, partially offset by stronger market volume in China.

Cost of sales and gross margin — Cost of sales for 2013 was 6% lower than in 2012, with cost of sales as a percent of sales of 86.4% being comparable with the 86.5% incurred in 2012. The reduction in cost is consistent with the decline in sales, due principally to weaker international currencies, scheduled light vehicle program roll-offs and lower production levels. Through continued supplier rationalization and engineering design actions, we achieved material cost reductions of approximately $70, which more than offset an increase in commodity costs of about $20. During the fourth quarter of 2013, we ceased production at our foundry in Argentina. In connection therewith, we recognized $8 of accelerated depreciation expense to adjust the foundry assets to their expected recoverable value. The additional depreciation expense, increased engineering and product development expense, and other inflationary increases largely offset the material cost savings.

Gross margin of $920 in 2013 decreased $54 from 2012, representing 13.6% of sales – slightly better than last year's gross margin percentage of 13.5%. Material cost savings offset the margin reduction attributable to the effect of lower sales volumes, inflationary increases and other costs of sales increases discussed in the preceding paragraph.

Selling, general and administrative expenses (SG&A) — SG&A expenses in 2013 were $410 (6.1% of sales) as compared to $424 (5.9% of sales) in 2012. Salary and benefits expense in 2013 was approximately $5 less than in 2012, with the remaining $9 reduction coming from selling expense and other discretionary spending.

Restructuring charges — Restructuring charges of $24 in 2013 primarily represent the impact of headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia as well as in our Off-Highway business in Europe. Total restructuring charges also include severance and exit costs associated with previously announced initiatives, offset in part by a $10 reversal of previously accrued obligations. New customer programs and other developments in our North American Light Vehicle and Power Technologies businesses and a decision by our European Off-Highway business to in-source the manufacturing of certain parts were the primary factors leading to the reversal of previously accrued severance obligations. Restructuring charges of $47 in 2012 related to work force reduction actions in certain of our South American manufacturing operations and the realignment of certain of our North American regional operations. Restructuring charges in 2012 also included severance and exit costs relating to previously announced actions, including a charge of $11 to accrue the estimated fair value of the remaining lease obligation associated with exiting our Kalamazoo, Michigan facility.

Other income, net — The following table shows the major components of other income, net.

	2013	2012
Interest income	$25	$24
Government grants and incentives	3	8
Foreign exchange loss	(5)	(15)
Strategic transaction expenses	(4)	(10)
Write-off of deferred financing costs	(4)
Gain on sale of marketable securities	9
Recognition of unrealized gain on payment-in-kind note receivable	5
Insurance and other recoveries	13	2
Impairment of long-lived assets		(2)
Other	13	12
Other income, net	$55	$19

Interest income in 2013 includes $3 from a favorable legal ruling related to recovery of gross receipts taxes paid in Brazil in earlier periods and higher interest earned on cash deposits, partially offset by $4 of lower interest earned on a payment-in-kind note receivable as a result of a prepayment received on the note during the second quarter of 2013. The net foreign exchange loss for 2013 includes a charge of $6 resulting from the devaluation of the Venezuelan bolivar and subsequent recoveries of $5 as the Venezuelan government allowed certain transactions existing at the date of devaluation to be settled at the former exchange rate. Strategic transaction expenses were higher during 2012 in part due to costs associated with entering into the strategic alliance with Fallbrook. During 2013 we wrote off deferred financing costs of $2 associated with our prior revolving credit facility and $2 upon the termination of our European accounts receivable backed credit facility. During 2013, we received a payment on a payment-in-kind note receivable which resulted in the recognition of $5 of an unrealized gain that resulted from the valuation of the note receivable below its callable value at emergence from bankruptcy. During 2013 we received $4 on the sale of our interest in claims pending in the liquidation proceedings of an insurer to a third party, $7 of other asbestos-related recoveries and a $2 insurance recovery related to business interruptions resulting from flooding in Thailand.

Interest expense — Interest expense was $99 and $84 in 2013 and 2012. The impact of higher average debt levels was partially offset by a lower average effective interest rate. As discussed in Note 13 to the consolidated financial statements in Item 8, we completed the sale of $750 in senior unsecured notes in July 2013. Average effective interest rates, inclusive of amortization of debt issuance costs, approximated 7.8% and 8.2% in 2013 and 2012.

Income tax expense — Income tax expense of our continuing operations was $119 and $51 in 2013 and 2012. The effective income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several countries, nondeductible expenses, different statutory rates outside the U.S. and withholding taxes, as discussed in Note 17 to the consolidated financial statements in Item 8. In 2012, tax expense benefited by $54 from the release of valuation allowances in Canada and the U.K. Adjusted for valuation allowance effects, the effective income tax rate in 2013 was 34% as compared to 31% in 2012. The increase in 2013 was due in part to increased withholding tax on repatriated earnings and an increased provision for uncertain tax positions.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects. We believe that it is reasonably possible that up to $700 of the valuation allowances against our U.S. deferred tax assets could be released in the next twelve months.

Equity in earnings of affiliates — Equity investments provided net earnings of $12 and $2 in 2013 and 2012. Our equity in earnings of DDAC was up $8 from 2012, primarily due to increased demand in China's commercial vehicle market.

Loss from discontinued operations — Loss from discontinued operations relates to our Structural Products business. See Note 3 to our consolidated financial statements in Item 8.

Segment Results of Operations (2013 versus 2012)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2012	$2,743	$263	9.6%
Volume and mix	49	7
Program roll-offs	(186)	(13)
Performance	70	(2)
Currency effects	(127)	(13)
2013	$2,549	$242	9.5%

Adverse currency effects in our Light Vehicle segment were attributable in large part to devaluation of the Venezuelan bolivar and a weaker Argentine peso. Scheduled roll-off of certain vehicle programs additionally reduced 2013 sales by $186. Exclusive of currency effects and program roll-offs, Light Vehicle sales for 2012 were 4% higher than in 2012. A number of factors contributed to this increase, including stronger light truck production, new customer programs and increased pricing, principally to recover material, devaluation and inflationary costs.

Light Vehicle segment EBITDA of $242 was $21 lower than in 2012, with 2013 EBITDA margin of 9.5% comparable to the previous year's margin of 9.6%. The devaluation of the Venezuelan bolivar adversely affected our Light Vehicle performance in 2013 by about $16. In the first quarter of 2013, we recorded a cost of $11 for the February 2013 bolivar devaluation, which included a charge of $6 for the rate adjustment of bolivar-denominated net financial assets at the date of devaluation and $5 of increased post-devaluation operational cost. Translating full year 2013 bolivar-denominated activities at the devalued rate reduced EBITDA by about $38. Pricing actions to mitigate this adverse devaluation effect contributed recovery of about $28, with currency gains of $5 from settlement of transactions at the pre-devaluation rate providing additional recovery. Program roll-offs reduced EBITDA by $13. Partially offsetting these adverse effects were $20 of material cost savings and $7 of EBITDA benefit associated with higher sales volume on continuing programs. Pricing and material recovery actions largely covered commodity and inflation-related cost increases.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2012	$1,960	$199	10.2%
Volume and mix	(40)	(9)
Performance	(9)	2
Currency effects	(51)	2
2013	$1,860	$194	10.4%

Reduced sales from currency effects in our Commercial Vehicle segment were due primarily to a weaker Brazilian real. After adjusting for the effects of currency, 2013 sales in our Commercial Vehicle segment were down about 3% from 2012. Lower Class 8 truck production in North America of 12% was the primary driver of the currency-adjusted sales reduction, partially offset by growth in medium/heavy truck production of about 28% in South America.

Commercial Vehicle segment EBITDA in 2013 of $194 was $5 lower than in 2012, with EBITDA margin of 10.4% for 2013 being slightly better than the margin of 10.2% in 2012. Lower sales volumes reduced EBITDA by about $9. Material cost savings of $23 was partially offset by lower material recoveries from customers of $9 and an increase in operating costs of $12, due in part to costs associated with the wind down of our foundry operation in Argentina.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2012	$1,509	$189	12.5%
Volume and mix	(179)	(54)
Divestiture	(32)
Performance	5	27
Currency effects	27	1
2013	$1,330	$163	12.3%

Sales, net of currency effects, in our Off-Highway segment were down about 14% from 2012. Sales in 2012 included $32 related to a leisure and all-terrain business that was divested in 2012 and about $50 that was in-sourced in 2013 by one of our customers. The remaining reduction was due principally to lower original equipment and aftermarket mining demand.

Off-Highway segment EBITDA of $163 was $26 lower than in 2012, resulting in EBITDA margins of 12.3% in 2013 compared to 12.5% in 2012. Lower overall sales volume which reduced EBITDA by $54 was partially offset by material cost savings of about $18, a reduction in warranty cost of $6 and pricing actions of $5.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2012	$1,012	$137	13.5%
Volume and mix	30	9
Performance	(4)	6
Currency effects	(8)	(2)
2013	$1,030	$150	14.6%

Power Technologies primarily serves the light vehicle market, but also sells product to the medium/heavy truck and off-highway markets. Sales in 2013, net of currency effects, were up 3% reflecting stronger global light engine production demand.

Segment EBITDA of $150 increased by $13 from 2012, improving EBITDA margin to 14.6% in 2013 as compared to 13.5% in 2012. Higher sales volumes benefited EBITDA by about $9 and material cost savings contributed another $9. Pricing actions and other items provided a partial offset.

Summary Consolidated Results of Operations (2012 versus 2011)

	2012		2011
	Dollars	% of Net Sales	Dollars	% of Net Sales	Increase/ (Decrease)
Net sales	$7,224		$7,544		$(320)
Cost of sales	6,250	86.5%	6,647	88.1%	(397)
Gross margin	974	13.5%	897	11.9%	77
Selling, general and administrative expenses	424	5.9%	407	5.4%	17
Amortization of intangibles	74		77		(3)
Restructuring charges, net	47		82		(35)
Other income, net	19		54		(35)
Income from continuing operations before interest expense and income taxes	448		385		63
Interest expense	84		79		5
Income from continuing operations before income taxes	364		306		58
Income tax expense	51		87		(36)
Equity in earnings of affiliates	2		21		(19)
Income from continuing operations	315		240		75
Loss from discontinued operations	—		(8)		8
Net income	315		232		83
Less: Noncontrolling interests net income	15		13		2
Net income attributable to the parent company	$300		$219		$81

Sales — The following table shows changes in our sales by geographic region.

				Amount of Change Due To
	2012	2011	Increase/ (Decrease)	Currency Effects	Acquisition and Divestitures	Organic Change
North America	$3,371	$3,337	$34	$(12)	$(15)	$61
Europe	2,021	2,094	(73)	(167)		94
South America	925	1,334	(409)	(110)	11	(310)
Asia Pacific	907	779	128	(33)	18	143
Total	$7,224	$7,544	$(320)	$(322)	$14	$(12)

Sales for 2012 declined 4% from 2011, principally due to overall weakening of several international currencies against the U.S. dollar which reduced sales by $322. The net impact of acquisitions and divestitures added $14, while the organic change – the impact on sales attributable primarily to market volume, pricing and mix – decreased sales by $12. Pricing actions, principally relating to material recovery, increased sales in 2012 by $108, with market volume and scheduled program roll-offs resulting in reduced sales of $120.

The increase in sales in North America during 2012, adjusted for the effects of currency and a divestiture, totaled $61 – a 2% increase on 2011 sales. The growth was largely due to increased OEM production levels in the light vehicle and medium/heavy truck markets. Full frame light truck production levels were 8% higher in 2012 while medium/heavy truck production was up 11%. Partially offsetting the overall market volume increases was the scheduled roll-off of certain light vehicle programs.

Excluding currency effects, our 2012 sales in Europe were 4% higher than in 2011. New customer programs in Light Vehicle and Off-Highway, increased aftermarket sales and Off-Highway export sales were the primary drivers of the organic sales increase, more than offsetting the effects of lower light vehicle and medium/heavy truck production levels.

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

Cost of sales and gross margin — Cost of sales for 2012 was about 6% lower than in 2011. As with sales, the reduction was in large part caused by the effects of weaker international currencies, and the lower volume that drove a reduction in sales of about $120 also contributed to the decrease. With the larger reduction in costs than sales, we reduced cost of sales as a percent of sales to 86.5% in 2012 from 88.1% in 2011. Through continued supplier rationalization and engineering design actions, we achieved incremental material cost reductions of approximately $30, which partially offset higher commodity costs of about $50. Product quality improvements contributed to a reduction in warranty costs in 2012 of $8. The remaining cost improvements were primarily attributable to the completion of additional restructuring initiatives and a continued drive for operational cost savings throughout the organization.

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

Restructuring charges, net — Restructuring charges in both 2012 and 2011 were primarily employee separation costs and exit costs associated with workforce reduction actions and facility closures. Restructuring expense in 2012 was $35 lower as most of our facility rationalization and consolidation plans were completed in 2011. Expenses in 2012 related primarily to some continued work force reductions and costs associated with previously announced actions. In the second quarter of 2012, we ceased use of our Commercial Vehicle facility in Kalamazoo, Michigan and recognized a charge of $11 to accrue the estimated fair value of the remaining lease obligation. In the first quarter of 2011, we entered into an agreement to settle the lease obligation associated with our Light Vehicle facility in Yennora, Australia. The cost associated with this settlement approximated $20.

Other income, net — The following table shows the major components of other income, net.

	2012	2011
Interest income	$24	$27
Government grants and incentives	8	10
Foreign exchange loss	(15)
Strategic transaction expenses	(10)	(10)
Loss on extinguishment of debt		(39)
Write-off of deferred financing costs		(14)
Gain on sale of equity investments		60
Gain on sale of marketable securities		3
Insurance and other recoveries	2	9
Impairment of long-lived assets	(2)	(5)
Other	12	13
Other income, net	$19	$54

Our 2011 results included a charge of $53 for the write-off of unamortized original issue discount and deferred financing costs associated with refinancing our term facility and modifying our credit facilities, a gain of $60 on the sale of our GETRAG equity interests, a credit of $6 from settlement of an asbestos-related claim with an insurance company in liquidation proceedings and an impairment charge of $5 that was recorded in connection with the sale of the axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets, as more fully described in Notes 2, 13 and 15 to the consolidated financial statements in Item 8.

Interest expense — Interest expense was $84 for 2012 and $79 for 2011. The higher interest expense in 2012 is due to higher average debt levels and a higher average effective interest rate on outstanding debt. The average effective interest rate, inclusive of amortization of debt issuance costs, approximated 8.2% for 2012 as compared to 8.0% in 2011.

Income tax expense — Income tax expense of our continuing operations was $51 and $87 in 2012 and 2011. The effective income tax rate varies from the U.S. federal statutory rate of 35% primarily due to the effects of adjustments to valuation allowances in several countries (including the U.S.), nondeductible expenses, different statutory rates outside the U.S. and withholding taxes as discussed in Note 17 to the consolidated financial statements in Item 8.

In the U.S. and certain other countries, our recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for recognition of deferred tax assets. Therefore, there is generally no income tax recognized on the pre-tax income or losses in these jurisdictions as valuation allowance adjustments offset the associated tax effects.

Tax expense in 2012 includes a benefit of $54 for the release of valuation allowances relating to Canada and the U.K. In 2011, tax expense was favorably impacted by $8 for valuation allowance releases in Spain and Mexico and by $12 for the recovery of taxes paid in India in connection with our bankruptcy reorganization in 2008.

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

Loss from discontinued operations — Loss from discontinued operations relates to our Structural Products business. See Note 3 to our consolidated financial statements in Item 8.

Segment Results of Operations (2012 versus 2011)

Light Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2011	$2,696	$262	9.7%
Volume and mix	162	16
Program roll offs	(80)	(3)
Performance	31
Currency effects	(66)	(12)
2012	$2,743	$263	9.6%

Our Light Vehicle segment serves the light vehicle market. Exclusive of currency effects, Light Vehicle sales for 2012 were 4% higher than in 2011. Stronger light vehicle production levels in North America, principally on certain full frame light truck platforms, and new customer programs were the primary drivers of the year-over-year currency-adjusted sales increase. Partially offsetting those benefits were lower production levels in South America and the scheduled roll-off of certain vehicle programs in North and South America.

Light Vehicle segment EBITDA of $263 was essentially flat with prior year EBITDA of $262, with EBITDA margin of 9.6% in 2012 being comparable to 2011 margin of 9.7%. Higher sales, resulting from stronger market production levels, net of scheduled program roll-offs, increased year-over-year earnings by about $13. Pricing and material recovery action contributions of $31 were offset by higher net material costs of approximately $26 and other items.

Commercial Vehicle

	Sales	Segment EBITDA	Segment EBITDA Margin
2011	$2,245	$218	9.7%
Volume and mix	(260)	(50)
Acquisitions	29
Performance	62	43
Currency effects	(116)	(12)
2012	$1,960	$199	10.2%

After adjusting for the effects of currency movements, 2012 sales in our Commercial Vehicle segment were down about 8% compared to 2011. Our significant medium/heavy truck presence in South America was adversely impacted by a changeover in emission regulations in Brazil. Along with other factors, this contributed to lower production levels in South America of more than 20% versus the comparative period. Partially offsetting the lower sales in South America were stronger 2012 North America medium/heavy truck production levels which were up about 11% compared to 2011.

Commercial Vehicle segment EBITDA in 2012 of $199 was $19 lower than 2011, with EBITDA margin of 10.2% for 2012 up 50 basis points from 9.7% of sales in 2011. Lower sales volumes were the primary reason for reduced EBITDA, decreasing profit by about $50 as compared to last year. Pricing action contributions of $62, primarily associated with material cost recovery, were partially offset by higher net material costs of $13 and other items.

Off-Highway

	Sales	Segment EBITDA	Segment EBITDA Margin
2011	$1,560	$166	10.6%
Volume and mix	44	8
Divestiture	(15)
Performance	19	33
Currency effects	(99)	(18)
2012	$1,509	$189	12.5%

Sales, net of currency effects, in our Off-Highway segment were up 3% from 2011. Global demand levels in the construction and agriculture segments of this market were up about 5% from 2011. The divestiture-related sales reduction is attributable to the divestiture of a leisure and all-terrain business during the second half of 2012.

In our Off-Highway segment, 2012 EBITDA was up $23 from 2011, resulting in EBITDA margins of 12.5% in 2012 compared to 10.6% in 2011. The EBITDA improvement was driven by stronger overall sales volume, which contributed $8, pricing and material recovery actions which added around $19 and net material cost saving of about $15.

Power Technologies

	Sales	Segment EBITDA	Segment EBITDA Margin
2011	$1,042	$139	13.3%
Volume and mix	15	1
Performance	(4)
Currency effects	(41)	(3)
2012	$1,012	$137	13.5%

Power Technologies primarily serves the light vehicle market, but also sells product to the medium/heavy truck and off-highway markets. Sales in 2012, net of currency effects, were up 1%. Stronger North America and Asia Pacific production levels more than offset the weaker production in Europe and South America.

In the Power Technologies segment, EBITDA of $137 was $2 lower than in 2011. EBITDA as a percent of sales was 13.5% in 2012 compared to 13.3% in 2011. Sales volumes had a minimal impact on year-over-year profit. Net material cost savings of about $7 and a reduction in warranty cost of $3 were offset by pricing reductions of $4 and net costs associated with other items.

Non-GAAP Financial Measures

Adjusted EBITDA

We have defined adjusted EBITDA as earnings from continuing and discontinued operations before interest, taxes, depreciation, amortization, non-cash equity grant expense, restructuring expense and other nonrecurring items (gain/loss on debt extinguishment or divestitures, impairment, etc.). Adjusted EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Adjusted EBITDA should not be considered a substitute for income before income taxes, net income or other results reported in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of segment EBTIDA and adjusted EBITDA to net income.

	2013	2012	2011
Segment EBITDA
Light Vehicle	$242	$263	$262
Commercial Vehicle	194	199	218
Off-Highway	163	189	166
Power Technologies	150	137	139
Total Segment EBITDA	749	788	785
Corporate expense and other items, net	(2)	(11)	(21)
Structures EBITDA	(2)	4	1
Adjusted EBITDA	745	781	765
Depreciation and amortization	(262)	(275)	(302)
Restructuring	(24)	(47)	(82)
Interest expense, net	(74)	(60)	(52)
Structures EBITDA	2	(4)	(1)
Other*	(19)	(31)	(22)
Income from continuing operations before income taxes	368	364	306
Income tax expense	119	51	87
Equity in earnings of affiliates	12	2	21
Income from continuing operations	261	315	240
Loss from discontinued operations	(1)	—	(8)
Net income	$260	$315	$232

*
Other includes write-off of deferred financing costs, recognition of unrealized gain on payment-in-kind note receivable, loss on extinguishment of debt, strategic transaction expenses, stock compensation expense, loss on sales of assets, impairment of long-lived assets, and gain on sale of equity investment. See Note 19 to our consolidated financial statements in Item 8 for additional details.

Free Cash Flow

We have defined free cash flow as cash provided by operating activities less purchases of property, plant and equipment. We believe this measure is useful to investors in evaluating the operational cash flow of the company inclusive of the spending required to maintain the operations. Free cash flow is neither intended to represent nor be an alternative to the measure of net cash provided by operating activities reported under GAAP. Free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table reconciles free cash flow to net cash flows provided by operating activities.

	2013	2012	2011
Net cash provided by operating activities	$577	$339	$370
Purchases of property, plant and equipment	(209)	(164)	(196)
Free cash flow	$368	$175	$174

Liquidity

Our global liquidity at December 31, 2013 was as follows:

Cash and cash equivalents	$1,256
Less: Deposits supporting obligations	(23)
Available cash	1,233
Additional cash availability from revolving facility	231
Marketable securities	110
Total global liquidity	$1,574

Cash deposits are maintained to provide credit enhancement for certain agreements and are reported as part of cash and cash equivalents. For most of these deposits, the cash may be withdrawn if a comparable security is provided in the form of letters of credit. Accordingly, these deposits are not considered to be restricted.

Marketable securities are included as a component of global liquidity as these investments can be readily liquidated at our discretion.

Cash and marketable securities of a wholly-owned subsidiary, Dana Companies, LLC, of $107 at December 31, 2013 can be transferred out of this subsidiary only if approved by its independent board member. Accordingly, accessing this component of global liquidity is uncertain.

The components of our December 31, 2013 consolidated cash balance were as follows:

	U.S.	Non-U.S.	Total
Cash and cash equivalents	$411	$698	$1,109
Cash and cash equivalents held as deposits	2	21	23
Cash and cash equivalents held at less than wholly-owned subsidiaries	3	121	124
Consolidated cash balance	$416	$840	$1,256

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

Effective December 31, 2013, we terminated our €75 European accounts receivable backed credit facility.

The principal sources of liquidity available for our future cash requirements are expected to be (i) cash flows from operations, (ii) cash and cash equivalents on hand and (iii) borrowings from our revolving facility. We believe that our overall liquidity and operating cash flow will be sufficient to meet our anticipated cash requirements for capital expenditures, working capital, debt obligations, common stock repurchases and other commitments during the next twelve months. While uncertainty surrounding the current economic environment could adversely impact our business, based on our current financial position, we believe it is unlikely that any such effects would preclude us from maintaining sufficient liquidity.

At December 31, 2013, we had no borrowings under the revolving facility but we had utilized $62 for letters of credit. Based on our borrowing base collateral, we had availability as of that date under the revolving facility of $231 after deducting the outstanding letters of credit.

In July 2013, we completed the sale of $750 in senior unsecured notes. Net proceeds of the offering totaled $734. Net proceeds of $474 were used to repurchase all of our outstanding 4.0% Series A Convertible Preferred Stock (Series A preferred stock). In addition, net proceeds of $200 were used to fund an accelerated share repurchase (ASR) agreement with a third-party financial institution. The remaining net proceeds were used to fund our previously authorized share repurchase program and for other general corporate purposes.

At December 31, 2013, we were in compliance with the covenants of our financing agreements. Under the revolving facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types. The incurrence-based covenants in the revolving facility permit us to, among other things, (i) issue foreign subsidiary indebtedness, (ii) incur general secured indebtedness and (iii) incur additional unsecured debt so long as the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. We may also make dividend payments in respect of our common stock as well as certain investments and acquisitions so long as there is (i) at least $100 of pro forma excess borrowing availability or (ii) at least $75 of pro forma excess borrowing availability and the pro forma minimum fixed charge coverage ratio is at least 1.0:1.0. The indenture governing the senior notes includes similar incurrence-based covenants that may subject us to additional specified limitations.

On October 25, 2012, our Board of Directors approved a share repurchase program for up to $250 of our outstanding shares of common stock over a two-year period. On June 28, 2013, our Board of Directors approved an expansion of the share repurchase program to up to $1,000 over the next two years. We plan to repurchase shares utilizing available excess cash either in the open market or through privately negotiated transactions. The stock repurchases are subject to prevailing market conditions and other considerations. Through December 31, 2013, we have repurchased 8,666,640 shares in the open market or through privately negotiated transactions for a total of $152, including $137 paid in 2013 to acquire 7,601,040 shares. On August 12, 2013, we entered into an ASR agreement with a third-party financial institution to repurchase $200 of our common stock. In the third quarter of 2013, we paid $200 to the financial institution and received an initial delivery of 7,302,602 shares. This initial delivery represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. On October 28, 2013, the ASR transaction was completed and Dana received an additional 1,831,445 shares. Taking into account the Series A preferred stock redemption, $171 remained available for further share repurchases as of December 31, 2013.

In February 2013, the Venezuelan government announced a devaluation of its currency from 4.3 bolivars to the U.S. dollar to 6.3 bolivars to the U.S. dollar. Based on our net monetary assets denominated in bolivars at the time of the devaluation, we recorded a charge resulting from the devaluation of $6 in our results for the quarter ended March 31, 2013. In connection with the devaluation, the Venezuelan government provided that certain transactions committed to prior to the devaluation could be settled at the former exchange rate. Settlement of transactions at the former exchange rate resulted in gains of $6 in 2013. The operating environment in Venezuela continues to be challenging, reflecting economic uncertainty and our limited ability to convert bolivars to U.S. dollars. As of December 31, 2013, we had $43 of bolivar denominated cash and cash equivalent balances and $36 of U.S. dollar exchange requests pending with the Commission for Administration of Foreign Exchange. If the Venezuelan government further devalued its currency from 6.3 bolivars to the U.S. dollar to 9.5 bolivars to the U.S. dollar, a 34% devaluation, we would record a charge of approximately $9 based on the bolivar denominated net asset position of our Venezuelan operations as of December 31, 2013.

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

Cash Flow

	2013	2012	2011
Cash provided by (used for) changes in working capital	$104	$21	$(121)
Other cash provided by operations	473	318	491
Net cash provided by operating activities	577	339	370
Net cash used in investing activities	(222)	(161)	(344)
Net cash used in financing activities	(150)	(55)	(148)
Net increase (decrease) in cash and cash equivalents	$205	$123	$(122)

The table above summarizes our consolidated statement of cash flows. During 2013 we received a $61 payment on a payment-in-kind note receivable. The payment included $33 of principal and $28 of interest, $26 of which relates to prior years. The principal portion of the payment has been classified as cash provided by investing activities and the interest portion has been classified as cash provided by operating activities.

Operating activities — Exclusive of working capital, other cash provided by operations was $473 during 2013 compared to $318 during 2012 and $491 during 2011. The increase during 2013 was primarily attributable to $40 of contributions to the U.S. defined benefit pension plans in 2013 as compared to $212 in 2012 and the receipt in April 2013 of $28 of interest on a payment-in-kind note receivable, partially offset by lower operating earnings and higher cash taxes. The decrease in 2012 was due primarily to $212 of contributions to the U.S. defined benefit pension plans in 2012 as compared to $30 in 2011 and an increased use of cash for the payment of income taxes, partially offset by higher operating earnings.

Working capital generated cash of $104 in 2013 as compared to $21 in 2012. Cash of $12 and $146 was generated from declining receivables in 2013 and 2012. We also generated cash of $50 and $38 from lower inventory levels in 2013 and 2012. Increases in accounts payable and other net liabilities provided cash of $43 in 2013 while decreases in accounts payable and other net liabilities used cash of $163 in 2012.

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

Investing activities — During 2013, we paid $8 related to our strategic alliance with Fallbrook. As discussed above, during 2013 we received a payment on a payment-in-kind note receivable which included $33 of principal. During 2013, we purchased $84 of marketable securities, which was funded in part by the $61 payment received on the note receivable and $8 of proceeds received on maturing marketable securities. Also during 2013, we received proceeds of $28 on the sale of marketable securities. During 2012, we paid $12 related to our strategic alliance with Fallbrook and we received proceeds of $8 from the sale of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets. During 2012, we purchased $18 of marketable securities, reinvesting a portion of the $6 of proceeds received on maturing marketable securities and the $15 received on the sale of marketable securities. In 2011, we paid $150 to enter our strategic agreement with SIFCO, $124 to increase our ownership in DDAC, $13 to acquire the axle drive head and final assembly business of Axles India and $8 to form a joint venture, Dana Rexroth Transmission Systems, with Bosch Rexroth. The sale of our GETRAG equity interests in 2011 provided $136. The sale of the Structural Products business provided $16 of proceeds in 2011 under the earn-out provision of the sale agreement. During 2011, we purchased $44 of marketable securities, which was funded in part by $26 of proceeds received on maturing marketable securities and $15 received on the sale of marketable securities. Expenditures for property, plant and equipment in 2013 were $209 as compared to $164 in 2012 and $196 in 2011.

Financing activities — During 2013, we completed the sale of $750 in senior unsecured notes and paid financing costs of $14 related to our senior unsecured notes and $3 to amend our revolving facility. Additionally, during 2013 we used cash of $337 to repurchase common shares and $474 to redeem our Series A preferred stock under our $1,000 share repurchase program and paid $7 to purchase the noncontrolling interests in our United Kingdom subsidiaries. During 2012, we increased borrowings primarily in international locations experiencing historically favorable interest rates and used $15 to repurchase common stock. We used cash of $867 in 2011 to refinance our term debt. In connection with the refinancing, we received proceeds from the issuance of Senior Notes of $750 and used $26 for issuance costs associated with the term debt refinancing and restructuring of other financing arrangements. We used $28, $31 and $31 for dividend payments to preferred stockholders in 2013, 2012 and 2011. We used $30 for dividend payments to common stockholders in 2013 and 2012. Distributions to noncontrolling interest totaled $11, $11 and $9 in 2013, 2012 and 2011.

Contractual Obligations

We are obligated to make future cash payments in fixed amounts under various agreements. The following table summarizes our significant contractual obligations as of December 31, 2013.

		Payments Due by Period
Contractual Cash Obligations	Total	2014	2015 - 2016	2017 - 2018	After 2018
Long-term debt(1)	$1,599	$32	$54	$8	$1,505
Interest payments(2)	710	100	190	185	235
Leases(3)	201	59	58	33	51
Unconditional purchase obligations(4)	119	117	1	1
Pension contribution(5)	14	14
Retiree health care benefits(6)	64	6	12	13	33
Uncertain income tax positions(7)
Total contractual cash obligations	$2,707	$328	$315	$240	$1,824
 _______________________________________
Notes:

(1)	Principal payments on long-term debt and capital lease obligations in place at December 31, 2013.

(2)	These amounts represent future interest payments based on the debt and capital leases in place at December 31, 2013 and the interest rates applicable to such obligations.

(3)	Operating leases related to real estate, vehicles and other assets.

(4)	The unconditional purchase obligations presented are comprised principally of commitments for procurement of fixed assets and the purchase of raw materials.

(5)
This amount represents estimated 2014 minimum required contributions to our global defined benefit pension plans. We have not estimated pension contributions beyond 2014 due to the significant impact that return on plan assets and changes in discount rates might have on such amounts.

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

(7)
We are not able to reasonably estimate the timing of payments related to uncertain tax positions because the timing of settlement is uncertain. The above table does not reflect unrecognized tax benefits at December 31, 2013 of $101. See Note 17 to our consolidated financial statements in Item 8 for additional discussion.

Preferred dividends accrued but not paid were $4 at the end of 2013 and $8 at the end of 2012.

At December 31, 2013, we maintained cash balances of $23 on deposit with financial institutions to support surety bonds, letters of credit and bank guarantees and to provide credit enhancements for certain lease agreements. Surety bonds enable us to self-insure our workers compensation obligations. We accrue the estimated liability for workers compensation claims, including incurred but not reported claims. Accordingly, no significant impact on our financial condition would result if the surety bonds were called.

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

At December 31, 2013, we have a valuation allowance against deferred tax assets in the U. S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than projections of future profitability that are dependent on actions that have not taken place as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability after giving pro forma effect to implemented actions and nonrecurring events along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the comprehensive income of the U.S. operations, as adjusted for pro forma effects of 2013 developments, results in a cumulative loss in recent years as of December 31, 2013. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at December 31, 2013. Although we expect our U.S. operations to generate profits in the future, this positive evidence is not given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent we achieve the forecast level of sustainable profits in our 2014 outlook and our projected profits beyond 2014 are sufficiently positive, it is reasonably possible that we could release up to $700 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until released, the income tax effect of any reported U.S. profit will effectively reduce net deferred tax assets and the associated valuation allowance.

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

Retiree benefits — Accounting for pensions and other postretirement benefits (OPEB) involves estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each employee works. These plan expenses and obligations are dependent on assumptions developed by us in consultation with our outside advisers such as actuaries and other consultants and are generally calculated independently of funding requirements. The assumptions used, including inflation, discount rates, investment returns, life expectancies, turnover rates, retirement rates, future compensation levels and health care cost trend rates, have a significant impact on plan expenses and obligations. These assumptions are regularly reviewed and modified when appropriate based on historical experience, current trends and the future outlook. Changes in one or more of the underlying assumptions could result in a material impact to our consolidated financial statements in any given period. If actual experience differs from expectations, our financial position and results of operations in future periods could be affected.

The inflation assumption is based on an evaluation of external market indicators. Retirement, turnover and mortality rates are based primarily on actual plan experience. Health care cost trend rates are developed based on our actual historical claims experience, the near-term outlook and an assessment of likely long-term trends. For our largest plans, discount rates are based upon the construction of a theoretical bond portfolio, adjusted according to the timing of expected cash flows for the future obligations. A yield curve is developed based on a subset of these high-quality fixed-income investments (those with yields between the 40th and 90th percentiles). The projected cash flows are matched to this yield curve and a present value developed which is then calibrated to develop a single equivalent discount rate. Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. For our largest defined benefit pension plans, expected investment rates of return are based upon input from the plans’ investment advisers and actuary regarding our expected investment portfolio mix, historical rates of return on those assets, projected future asset class returns, the impact of active management and long-term market conditions and inflation expectations. We believe that the long-term asset allocation on average will approximate the targeted allocation and we regularly review the actual asset allocation to periodically re-balance the investments to the targeted allocation when appropriate. OPEB benefits are funded as they become due.

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

Our U.S. defined benefit pension plans comprise 85% of our consolidated defined benefit pension obligations at December 31, 2013. These plans are frozen and no service-related costs are being incurred. Changes in our net obligations are principally attributable to changing discount rates and the performance of plan assets. Pension obligations are valued using discount rates established annually in consultation with our outside actuarial advisers using a theoretical bond portfolio, adjusted according to the timing of expected cash flows for our future obligations. Declining discount rates increase the present value of future pension obligations – a 25 basis point decrease in the discount rate would increase our U.S. pension liability by about $52. When establishing expected long-term rates of return on pension plan assets, we consider historical performance and forward looking return estimates reflective of our portfolio mix and expected investment strategy. Our investment strategy and portfolio complexion is described in Note 11 of the consolidated financial statements in Item 8. Although actual returns in 2013 were below our assumed long-term rate of return, actual returns in the three years preceding 2013 exceeded our expectations. Based on the portion of assets directed to fixed income, immunizing type investments, we are continuing to use 7.0% as our expected return on plan assets for 2014.

At December 31, 2013, we have $452 of unrecognized losses relating to our U.S. pension plans. Actuarial gains and losses – primarily the result of discount rate changes and differences between actual and expected asset returns – are deferred in AOCI and amortized to expense following the corridor approach. We use the average remaining service period of active participants unless almost all of the plan’s participants are inactive, in which case we use the average remaining life expectancy of inactive participants.

Actuarial gains and losses can also impact required cash contributions. Based on the current funded status of our U.S. plans, there are no minimum contribution requirements for 2014. We currently expect 2014 contributions in plans outside the U.S. to approximate $14.

See Note 11 to our consolidated financial statements in Item 8 for additional discussion of our pension and OPEB obligations.

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

The most likely factors that would significantly impact our forecasts are changes in customer production levels and loss of significant portions of our business. We believe that the assumptions and estimates used in the assessment of the goodwill in our Off-Highway reporting unit and our other indefinite-lived intangible assets as of October 31, 2013 were reasonable. There is a significant excess of fair value over the carrying value of these assets at December 31, 2013.

Long-lived assets with definite lives — We perform impairment assessments on our property, plant and equipment and our definite-lived intangible assets whenever events and circumstances indicate that the carrying amounts of the assets may not be recoverable. When indications are present, we compare the estimated future undiscounted net cash flows of the operations to which the assets relate to the carrying amounts of such assets. We utilize the cash flow projections discussed above for property, plant and equipment and amortizable intangibles. We group the assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the undiscounted future cash flows using the life of the primary assets. If the carrying amounts of the long-lived assets are not recoverable from future cash flows and exceed their fair value, an impairment loss is recognized to reduce the carrying amounts of the long-lived assets to their fair value. Fair value is determined based on discounted cash flows, third party appraisals or other methods that provide appropriate estimates of value. Determining whether a triggering event has occurred, performing the impairment analysis and estimating the fair value of the assets require numerous assumptions and a considerable amount of management judgment. We are evaluating strategic opportunities for a portion of our business in Argentina. During the fourth quarter of 2013, we ceased using the assets of this operation and recognized $8 of additional depreciation expense to adjust the assets to their estimated recoverable value of $1 at December 31, 2013. Depending on the ultimate course of action, as determined by management and accepted by the Argentina government, further impairment of these assets could be triggered.

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

Contingency reserves — We have numerous other loss exposures, such as asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regards to risk exposure and ultimate liability. In the case of legal contingencies, estimates are made of the likely outcome of legal proceedings and potential exposure where reasonably determinable based on the information presently known to us. New information and developments in these matters could materially affect our recorded liabilities. Estimates of potential liability associated with asbestos claims are influenced by a number of factors, including legislative and legal developments to reduce submission of claims without merit, our success in litigating and resolving claims, developments with incidence of disease manifested as a consequence of asbestos, developments with and availability of bankruptcy trusts and other asbestos claim defendants, and the costs incurred by us to successfully defend and resolve asbestos claims. Additionally, we use a fifteen-year time horizon to estimate our probable asbestos liability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to fluctuations in foreign currency exchange rates, commodity prices for products we use in our manufacturing and interest rates. To reduce our exposure to these risks, we maintain risk management controls to monitor these risks and take appropriate actions to attempt to mitigate such forms of market risks.

Foreign currency exchange rate risk — The majority of our foreign currency exposures are associated with cross-currency intercompany loans, intercompany and third party sales and purchase transactions and third party debt. We use forward contracts to manage foreign currency exchange rate risks associated primarily with a portion of our forecasted foreign currency-denominated sales and purchase transactions and with certain foreign currency-denominated assets and liabilities. We also use currency swaps to manage foreign currency exchange rate risks associated with certain intercompany loans. Foreign currency exposures are reviewed monthly and natural offsets are considered prior to entering into derivative instruments.

Changes in the fair value of derivative instruments treated as cash flow hedges are reported in OCI. Deferred gains and losses are reclassified to earnings in the same period in which the underlying transactions affect earnings. Changes in the fair value of derivative instruments not treated as cash flow hedges are recognized in earnings in the period in which those changes occur. Changes in the fair value of derivative instruments associated with product-related transactions are recorded in cost of sales, while those associated with non-product transactions are recorded in other income, net. See Note 14 to our consolidated financial statements in Item 8.

The following table summarizes the sensitivity of the fair value of our derivative instruments, including forward contracts and currency swaps, at December 31, 2013 to a 10% change in foreign exchange rates (versus the currencies presented).

	10% Increase in Rates Gain (Loss)	10% Decrease in Rates Gain (Loss)
Foreign currency rate sensitivity:
Forward contracts and currency swaps
Long U.S. dollars	$(28)	$28
Short U.S. dollars	$4	$(4)
Long euros (short other than U.S. dollar)	$(18)	$18
Short euros (long other than U.S. dollar)	$4	$(4)
Other, net	$(1)	$1

Approximately one-half of our long U.S. dollar instruments and nearly all of our long euro instruments serve to mitigate a portion of the foreign exchange risk associated with recorded intercompany loans receivable and payable with a U.S. dollar equivalent amount of approximately $450 at December 31, 2013. Such recorded amounts were not significant at December 31, 2012. The remaining instruments are associated with forecasted transactions.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dana Holding Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Dana Holding Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Toledo, Ohio
February 21, 2014

Dana Holding Corporation
Consolidated Statement of Operations
(In millions except per share amounts)

	2013	2012	2011
Net sales	$6,769	$7,224	$7,544
Costs and expenses
Cost of sales	5,849	6,250	6,647
Selling, general and administrative expenses	410	424	407
Amortization of intangibles	74	74	77
Restructuring charges, net	24	47	82
Other income, net	55	19	54
Income from continuing operations before interest expense and income taxes	467	448	385
Interest expense	99	84	79
Income from continuing operations before income taxes	368	364	306
Income tax expense	119	51	87
Equity in earnings of affiliates	12	2	21
Income from continuing operations	261	315	240
Loss from discontinued operations	(1)	—	(8)
Net income	260	315	232
Less: Noncontrolling interests net income	16	15	13
Net income attributable to the parent company	244	300	219
Preferred stock dividend requirements	25	31	31
Preferred stock redemption premium	232
Net income (loss) available to common stockholders	$(13)	$269	$188

Net income (loss) per share available to parent company common stockholders:
Basic:
Income (loss) from continuing operations	$(0.08)	$1.82	$1.34
Loss from discontinued operations	$(0.01)	$—	$(0.06)
Net income (loss)	$(0.09)	$1.82	$1.28

Diluted:
Income (loss) from continuing operations	$(0.08)	$1.40	$1.05
Loss from discontinued operations	$(0.01)	$—	$(0.03)
Net income (loss)	$(0.09)	$1.40	$1.02

Weighted-average common shares outstanding
Basic	146.4	148.0	146.6
Diluted	146.4	214.7	215.3

Dividends declared per common share	$0.20	$0.20	$—

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Comprehensive Income
(In millions)

	2013	2012	2011
Net income	$260	$315	$232
Less: Noncontrolling interests net income	16	15	13
Net income attributable to the parent company	244	300	219

Other comprehensive income (loss) attributable to the parent company, net of tax:
Currency translation adjustments	(40)	(6)	(92)
Hedging gains and losses	(4)	13	(10)
Investment and other gains and losses	(9)	2	(4)
Defined benefit plans	122	(152)	(48)
Other comprehensive income (loss) attributable to the parent company	69	(143)	(154)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Currency translation adjustments	(5)	1	(1)
Hedging gains and losses	1
Investment and other gains and losses			(1)
Defined benefit plans		(1)
Other comprehensive loss attributable to noncontrolling interests	(4)	—	(2)

Total comprehensive income attributable to the parent company	313	157	65
Total comprehensive income attributable to noncontrolling interests	12	15	11
Total comprehensive income	$325	$172	$76

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Balance Sheet
(In millions except share and per share amounts)

	2013	2012
Assets
Current assets
Cash and cash equivalents	$1,256	$1,059
Marketable securities	110	60
Accounts receivable
Trade, less allowance for doubtful accounts of $7 in 2013 and $8 in 2012	793	818
Other	223	170
Inventories	670	742
Other current assets	113	104
Total current assets	3,165	2,953
Goodwill	106	101
Intangibles	227	325
Other noncurrent assets	196	324
Investments in affiliates	210	202
Property, plant and equipment, net	1,225	1,239
Total assets	$5,129	$5,144

Liabilities and equity
Current liabilities
Notes payable, including current portion of long-term debt	$57	$101
Accounts payable	804	766
Accrued payroll and employee benefits	161	160
Accrued restructuring costs	14	23
Taxes on income	35	63
Other accrued liabilities	197	197
Total current liabilities	1,268	1,310
Long-term debt	1,567	803
Pension and postretirement obligations	530	715
Other noncurrent liabilities	351	368
Total liabilities	3,716	3,196
Commitments and contingencies (Note 15)
Parent company stockholders' equity
Preferred stock, 50,000,000 shares authorized
Series A, $0.01 par value, zero and 2,500,000 shares outstanding	—	242
Series B, $0.01 par value, 3,803,774 and 5,221,199 shares outstanding	372	511
Common stock, $0.01 par value, 450,000,000 shares authorized,
145,338,342 and 148,264,067 outstanding	2	2
Additional paid-in capital	2,840	2,668
Accumulated deficit	(812)	(769)
Treasury stock, at cost (18,742,288 and 1,797,988 shares)	(366)	(25)
Accumulated other comprehensive loss	(727)	(793)
Total parent company stockholders' equity	1,309	1,836
Noncontrolling equity	104	112
Total equity	1,413	1,948
Total liabilities and equity	$5,129	$5,144
 The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Cash Flows
(In millions)

	2013	2012	2011
Operating activities
Net income	$260	$315	$232
Depreciation	175	190	217
Amortization of intangibles	87	87	90
Amortization of deferred financing charges	5	5	6
Loss on extinguishment of debt			39
Write off of deferred financing costs	4		14
Gain on sale of equity investments			(60)
Unremitted earnings of affiliates	(2)	1	(18)
Stock compensation expense	16	19	12
Deferred income taxes	(10)	(80)	(14)
Pension contributions, net	(60)	(220)	(15)
Interest payment received on payment-in-kind note receivable	26
Change in working capital	104	21	(121)
Change in other noncurrent assets and liabilities	(3)	(3)	(13)
Other, net	(25)	4	1
Net cash provided by operating activities	577	339	370

Investing activities
Purchases of property, plant and equipment	(209)	(164)	(196)
Acquisition of businesses	(8)	(12)	(163)
Principal payment received on payment-in-kind note receivable	33
Purchases of marketable securities	(84)	(18)	(44)
Proceeds from sales of marketable securities	28	15	15
Proceeds from maturities of marketable securities	8	6	26
Payments to acquire interest in equity affiliates			(132)
Proceeds from sale of equity investments			136
Proceeds from sale of businesses	1	8	16
Other	9	4	(2)
Net cash used in investing activities	(222)	(161)	(344)

Financing activities
Net change in short-term debt	(14)	4	26
Proceeds from long-term debt	817	51	765
Repayment of long-term debt	(57)	(32)	(880)
Deferred financing payments	(17)		(26)
Preferred stock redemption	(474)
Dividends paid to preferred stockholders	(28)	(31)	(31)
Dividends paid to common stockholders	(30)	(30)
Distributions to noncontrolling interests	(11)	(11)	(9)
Repurchases of common stock	(337)	(15)
Payments to acquire noncontrolling interests	(7)
Other	8	9	7
Net cash used in financing activities	(150)	(55)	(148)

Net increase (decrease) in cash and cash equivalents	205	123	(122)
Cash and cash equivalents - beginning of period	1,059	931	1,090
Effect of exchange rate changes on cash balances	(8)	5	(37)
Cash and cash equivalents - end of period	$1,256	$1,059	$931
The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Consolidated Statement of Stockholders’ Equity
(In millions)

	Parent Company Stockholders'
	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Compre- hensive (Loss)	Parent Company Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2010	$762	$1	$2,613	$(1,196)	$(4)	$(496)	$1,680	$106	$1,786
Net income				219			219	13	232
Other comprehensive loss						(154)	(154)	(2)	(156)
Preferred stock dividends ($4.00 per share)				(31)			(31)		(31)
Distributions to noncontrolling interests							—	(9)	(9)
Share conversion	(9)		9				—		—
Stock compensation			21				21		21
Stock withheld for employees taxes					(5)		(5)		(5)
Balance, December 31, 2011	753	1	2,643	(1,008)	(9)	(650)	1,730	108	1,838
Net income				300			300	15	315
Other comprehensive loss						(143)	(143)	—	(143)
Preferred stock dividends ($4.00 per share)				(31)			(31)		(31)
Common stock dividends ($0.20 per share)				(30)			(30)		(30)
Distributions to noncontrolling interests							—	(11)	(11)
Common stock share repurchases					(15)		(15)		(15)
Stock compensation		1	25				26		26
Stock withheld for employees taxes					(1)		(1)		(1)
Balance, December 31, 2012	753	2	2,668	(769)	(25)	(793)	1,836	112	1,948
Net income				244			244	16	260
Other comprehensive income (loss)						69	69	(4)	65
Preferred stock dividends ($4.00 per share)				(25)			(25)		(25)
Common stock dividends ($0.20 per share)				(30)			(30)		(30)
Distributions to noncontrolling interests							—	(11)	(11)
Preferred stock redemption	(242)			(232)			(474)		(474)
Share conversion	(139)		140				1		1
Common stock share repurchases					(337)		(337)		(337)
Purchase of noncontrolling interests			6			(3)	3	(9)	(6)
Repurchase of equity awards			(2)				(2)		(2)
Stock compensation			28				28		28
Stock withheld for employees taxes					(4)		(4)		(4)
Balance, December 31, 2013	$372	$2	$2,840	$(812)	$(366)	$(727)	$1,309	$104	$1,413

The accompanying notes are an integral part of the consolidated financial statements.

Dana Holding Corporation
Index to Notes to the Consolidated
Financial Statements

Notes to Consolidated Financial Statements
(In millions, except share and per share amounts)

Note 1.  Organization and Summary of Significant Accounting Policies

General

Dana Holding Corporation (Dana) is headquartered in Maumee, Ohio and was incorporated in Delaware in 2007. As a global provider of high technology driveline (axles, driveshafts and transmissions), sealing and thermal-management products our customer base includes virtually every major vehicle manufacturer in the global light vehicle, medium/heavy vehicle and off-highway markets.

The terms "Dana," "we," "our" and "us," when used in this report are references to Dana. These references include the subsidiaries of Dana unless otherwise indicated or the context requires otherwise.

Summary of significant accounting policies

Basis of presentation — Our consolidated financial statements include the accounts of all subsidiaries where we hold a controlling financial interest. The ownership interests in subsidiaries held by third parties are presented in the consolidated balance sheet within equity, but separate from the parent’s equity, as noncontrolling interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50%-owned affiliates, which are not required to be consolidated, are accounted for under the equity method. Equity in earnings of these investments is presented separately in the consolidated statement of operations, net of tax. Investments in less-than-20%-owned companies are included in the financial statements at the cost of our investment. Dividends, royalties and fees from these cost basis affiliates are recorded in income when received. In the fourth quarter of 2013, we identified an error that had resulted in a $7 understatement of noncontrolling interests net income in 2010 related to the devaluation of the Venezuelan bolivar. Based on our assessment of both quantitative and qualitative factors, this error was not considered material to the financial statements for the year ended December 31, 2010. The error was corrected by reducing beginning retained earnings and increasing the beginning noncontrolling interests for the year ended December 31, 2011 in the consolidated statement of stockholders’ equity. In the fourth quarter of 2012, we recorded a $7 charge to cumulative translation adjustments to correct an overstatement of cash and cash equivalents that arose primarily in the third quarter of 2011. Partially offsetting this adjustment was a $3 credit to income in the fourth quarter of 2012 to correct an overstatement of a deferred compensation accrual that was also primarily related to 2011. These adjustments were not considered material to pre-tax income, net income or other comprehensive income for the current or prior periods to which they relate. Certain prior year amounts have been reclassified to conform to the 2013 presentation.

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

Fair value measurements — A three-tier fair value hierarchy is used to prioritize the inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows: Level 1 inputs (highest priority) include unadjusted quoted prices in active markets for identical instruments. Level 2 inputs include quoted prices for similar instruments that are observable either directly or indirectly. Level 3 inputs (lowest priority) include unobservable inputs in which there is little or no market data, which require management to develop its own assumptions. Classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The inputs we use in our valuation techniques include market data or assumptions that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs. When available, we use quoted market prices to determine the fair value (market approach). In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, we consider the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of credit risk that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date (income approach). Fair values may not represent actual values of the financial instruments that could be realized as of the balance sheet date or that will be realized in the future.

Cash and cash equivalents — Cash and cash equivalents includes cash on hand, demand deposits and short-term cash investments that are highly liquid in nature and have maturities of three months or less when purchased.

Marketable securities — Our investments in marketable securities reported in the accompanying balance sheet are classified as available for sale and carried at fair value. Unrealized gains and losses are recorded in accumulated other comprehensive income (loss) (AOCI) until realized. Realized gains and losses are recorded using the specific identification method.

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

Pre-production costs related to long-term supply arrangements — The costs of tooling used to make products sold under long-term supply arrangements are capitalized as part of property, plant and equipment and amortized over their useful lives if we own the tooling or if we fund the purchase but our customer owns the tooling and grants us the irrevocable right to use the tooling over the contract period. If we have a contractual right to bill our customers, costs incurred in connection with the design and development of tooling are carried as a component of other accounts receivable until invoiced. Design and development costs related to customer products are deferred if we have an agreement to collect such costs from the customer; otherwise, they are expensed when incurred. At December 31, 2013, the machinery and equipment component of property, plant and equipment includes $2 of our tooling related to long-term supply arrangements, while trade and other accounts receivable includes $27 of costs related to tooling that we have a contractual right to collect from our customers.

Goodwill — We test goodwill for impairment annually as of October 31 and more frequently if events occur or circumstances change that would warrant an interim review. Goodwill impairment testing is performed at the reporting unit level, which is our operating segment. We estimate the fair value of the reporting unit in the first step using various valuation methodologies, including projected future cash flows and multiples of current earnings. If the estimated fair value of the reporting unit exceeds its carrying value, the goodwill is considered not impaired. If the carrying value of the reporting unit exceeds its estimated fair value, then the second step of the test would be required to determine the implied fair value of the goodwill and any resulting impairment. Our goodwill is assigned to our Off-Highway segment. The estimated fair value of our Off-Highway reporting unit was significantly greater than its carrying value at October 31, 2013. No impairment of goodwill occurred during the three years ended December 31, 2013.

Intangible assets — Intangible assets include the value of core technology, trademarks and trade names, customer relationships and intangible assets used in research and development activities. Customer relationships and developed technology have definite lives while intangible assets used in research and development activities and substantially all of our trademarks and trade names have indefinite lives. Definite-lived intangible assets are amortized over their useful life using the straight-line method of amortization and are periodically reviewed for impairment indicators. Amortization of core technology is charged to cost of sales. Amortization of trademarks and trade names and customer relationships is charged to amortization of intangibles. Intangible assets used in research and development activities have an indefinite life until completion of the associated research and development efforts. Upon completion of development, the assets are amortized over their useful life; if the project is abandoned, the assets are written off immediately. Indefinite-lived intangible assets are reviewed for impairment annually and more frequently if impairment indicators exist. See Note 4 for more information about intangible assets.

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

Financial instruments — The carrying values of cash and cash equivalents, trade receivables and short-term borrowings approximate fair value. Notes receivable are carried at fair value, which considers the contractual call or selling price, if applicable. Borrowings under our credit facilities are carried at historical cost and adjusted for amortization of premiums or discounts, foreign currency fluctuations and principal payments.

Derivatives — Foreign currency forward contracts and currency swaps are carried at fair value. We enter into these contracts to manage our exposure to the impact of currency fluctuations on certain foreign currency-denominated assets and liabilities and on a portion of our forecasted purchase and sale transactions.

Changes in the fair value of contracts treated as cash flow hedges are deferred and included as a component of other comprehensive income (loss) (OCI) to the extent the contracts remain effective and the associated forecasted transactions remain probable. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Deferred gains and losses are reclassified to earnings in the same periods in which the underlying transactions affect earnings. Changes in the fair value of contracts not treated as cash flow hedges are recognized in earnings as those changes occur. Changes in the fair value of contracts associated with product-related transactions are recorded in cost of sales while those associated with non-product transactions are recorded in other income, net and are generally offset by currency-driven gains or losses on the underlying transactions. We may also use interest rate swaps to manage exposure to fluctuations in interest rates and to adjust the mix of our fixed and floating rate debt. We do not use derivatives for trading or speculative purposes and we do not hedge all of our exposures.

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

Revenue recognition — Sales are recognized when products are shipped and risk of loss has transferred to the customer. We accrue for warranty costs, sales returns and other allowances based on experience and other relevant factors when sales are recognized. Adjustments are made as new information becomes available. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales. Taxes collected from customers are excluded from revenues and credited directly to obligations to the appropriate governmental agencies.

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

Research and development — Research and development costs include expenditures for research activities relating to product development and improvement. Costs for such programs are expensed as incurred. Research and development expenses were $64, $57 and $52 in 2013, 2012 and 2011.

Recently adopted accounting pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance to provide for the inclusion of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, the guidance removes the restriction on using different benchmark interest rates for similar hedges. The guidance was effective immediately and did not impact our financial condition or results of operations.

In July 2012, the FASB issued guidance to provide an option in a company's annual indefinite-lived intangible asset impairment test to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an asset is impaired. If, after assessing all events and circumstances, it is determined that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The guidance was effective January 1, 2013. Adoption of this guidance did not impact our financial condition or results of operations.

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

Recently issued accounting pronouncements

In July 2013, the FASB issued guidance to clarify financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Generally, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose. If the exception applies, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The guidance is effective January 1, 2014. The amendments will be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Adoption of this guidance will not impact our financial condition or results of operations.

In March 2013, the FASB issued guidance to clarify existing requirements for the release – the recognition of an amount in the income statement – of the cumulative translation adjustment. The guidance applies to the release of cumulative translation adjustment when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. It also applies to the release of the cumulative translation adjustment when there is a loss of a controlling financial interest in a foreign entity or a step acquisition involving an equity method investment that is a foreign entity. The accounting for the financial interest within a foreign entity is the same regardless of the form of the transaction. The guidance will be applied to relevant transactions that occur on or after January 1, 2014. The impact related to this guidance is not presently determinable.

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

Dana paid Fallbrook $20 under the exclusive license agreement for the markets licensed to Dana; $12 was paid in 2012 and $8 was paid in 2013. The aggregate fair value of the assets acquired of $20 has been allocated to intangible assets used in research and development activities which are initially classified as indefinite-lived with $12 and $8 assigned to our Off-Highway and Light Vehicle operating segments, respectively. We used the multi-period excess earnings method, an income approach, to value the intangible assets used in research and development activities.

Dana Rexroth Transmission Systems — In October 2011, we formed a joint venture with Bosch Rexroth to develop and manufacture advanced powersplit drive transmissions for the off-highway market. We contributed $8 to the venture in 2011 and are accounting for our 50% investment under the equity method. Both Dana and Bosch Rexroth contributed an additional $1 to the venture in 2012 and $3 in 2013.

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

Our additional investment, inclusive of fees and contingent consideration, was recorded at its fair value of $131, an excess of $66 over the corresponding DDAC book value. This fair value increase was allocated as follows: (1) amortizable intangible assets of $31; (2) property, plant and equipment of $17; (3) inventories of $1; (4) goodwill of $28; and (5) deferred tax liabilities of $11. The increase in basis related to property, plant and equipment is being depreciated on a straight-line basis over the remaining useful lives of the assets ranging from ten to forty-five years. The amortizable intangible assets are being amortized on a straight-line basis over the remaining useful lives of the assets ranging from five to ten years.

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

SIFCO — On February 1, 2011, we entered into an agreement with SIFCO S.A. (SIFCO), a leading producer of steer axles and forged components in South America. In return for payment of $150 to SIFCO, we acquired the distribution rights to SIFCO’s commercial vehicle steer axle systems as well as an exclusive long-term supply agreement for key driveline components. In accordance with the agreement, SIFCO has provided selected assets and assistance to Dana to establish assembly capabilities for these systems. We are now responsible for all customer relationships, including marketing, sales, engineering and assembly. The addition of truck and bus steer axles to our product offering in South America effectively positions us as South America’s leading full-line supplier of commercial vehicle drivelines – including front and rear axles, driveshafts and suspension systems.

This agreement has been accounted for as a business combination. The aggregate fair value of the net assets acquired equaled the $150 paid to SIFCO with $145 allocated to customer relationships, $25 allocated to fixed assets and $20 allocated to embedded lease obligations. We used an income approach to value customer relationships. Using this approach we calculated the estimated fair value using expected future cash flows from specific customers discounted to their net present values at an appropriate risk-adjusted rate of return. We used a replacement cost method to value fixed assets. The replacement cost method used the current cost of producing or constructing similar new items having the nearest equivalent utility as the property being valued and adjusted that value for physical depreciation and functional and economic obsolescence. We used a blended (income, cost and market) method to value the embedded lease obligations. The market method focuses on comparing the subject company to reasonably similar publicly-traded companies and considers prices paid in recent transactions that have occurred in the subject company’s industry. The customer relationships intangible asset is being amortized and the fixed assets are being depreciated on a straight-line basis over ten years. The embedded lease obligations are being amortized using the effective-interest method over the ten-year useful lives of the related fixed assets.

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

Divestiture of Axle, Differential and Brake Systems business — We completed the divestiture of our axle, differential and brake systems business serving the leisure, all-terrain and utility vehicle markets in August 2012. The total proceeds received of $8 approximated the net assets of the business following an asset impairment charge of $2 recorded in the first quarter of 2012. Sales of the divested business approximated $53 in 2011 and $32 in 2012 through the date of the disposition.

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

We had received cash proceeds of $134 through the end of 2011, excluding amounts related to working capital adjustments and tooling. The $10 that remains as a receivable is supported by funds held in escrow. Those funds were to be released to Dana by June 2012; however, the buyer presented claims to the escrow agent seeking indemnification from Dana. The escrow agent is precluded from releasing the funds held in escrow until Dana and the buyer resolve the issues underlying the claims. We are working with the buyer to resolve the claims and do not presently believe that any obligation to indemnify the buyer will be material.

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

The results of the discontinued operations were as follows:

	2013	2012	2011
Sales	$—	$34	$48
Cost of sales		31	50
Restructuring charges, net	1	3	5
Other income (expense), net		(1)	(3)
Pre-tax loss	(1)	(1)	(10)
Income tax benefit	—	(1)	(2)
Loss from discontinued operations	$(1)	$—	$(8)

The Longview facility was sold in March 2013 for an amount that approximated its carrying value. A previously closed plant in Canada remains on the balance sheet with a book value of $3 at December 31, 2013. Other assets and liabilities related to the discontinued operations at that date were not material.

Note 4.  Goodwill and Other Intangible Assets

Goodwill — Our goodwill is assigned to our Off-Highway segment. Based on our October 31, 2013 impairment assessment, the fair value of this segment is significantly higher than its carrying value, including goodwill. We do not believe that our goodwill is at risk of being impaired. The changes in the carrying amount of goodwill are due to currency fluctuations.

Non-amortizable intangible assets — Our non-amortizable intangible assets include trademarks, trade names and intangible assets used in research and development activities. Trademarks and trade names consist of the Dana® and Spicer® trademarks and trade names utilized in our Commercial Vehicle and Off-Highway segments. We value trademarks and trade names using a relief from royalty method which is based on revenue streams. No impairment was recorded during the three years ended December 31, 2013 in connection with the required annual assessment. Intangible assets used in research and development activities relate to our strategic alliance with Fallbrook. See Note 2 for a discussion of our strategic alliance with Fallbrook and our valuation of the related intangible assets used in research and development activities. We value intangible assets used in research and development activities using the multi-period excess earnings method, an income approach. No impairment was recorded during the year ended December 31, 2013 in connection with the required annual assessment.

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

Components of other intangible assets —

		December 31, 2013			December 31, 2012
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment and Amortization	Net Carrying Amount
Amortizable intangible assets
Core technology	7	$94	$(83)	$11	$93	$(69)	$24
Trademarks and trade names	16	4	(1)	3	4	(1)	3
Customer relationships	8	527	(399)	128	538	(325)	213
Non-amortizable intangible assets
Trademarks and trade names		65		65	65		65
Used in research and development activities		20		20	20		20
		$710	$(483)	$227	$720	$(395)	$325

The net carrying amounts of intangible assets, other than goodwill, attributable to each of our operating segments at December 31, 2013 were as follows: Light Vehicle Driveline (Light Vehicle) – $14, Commercial Vehicle – $120, Off-Highway – $74 and Power Technologies – $19.

Amortization expense related to amortizable intangible assets —

	2013	2012	2011
Charged to cost of sales	$13	$13	$13
Charged to amortization of intangibles	74	74	77
Total amortization	$87	$87	$90

The following table provides the estimated aggregate pre-tax amortization expense related to intangible assets for each of the next five years based on December 31, 2013 exchange rates. Actual amounts may differ from these estimates due to such factors as currency translation, customer turnover, impairments, additional intangible asset acquisitions and other events.

	2014	2015	2016	2017	2018
Amortization expense	$50	$21	$19	$16	$13

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

During 2013, we implemented certain headcount reduction initiatives, primarily in our Light Vehicle and Commercial Vehicle businesses in Argentina and Australia and in our Off-Highway business in Europe. New customer programs and other developments in our North American Light Vehicle business and a decision by our European Off-Highway business to in-source the manufacturing of certain parts resulted in the reversal of previously accrued severance obligations. Excluding $1 of exit costs associated with discontinued operations, restructuring expense in 2013 was $24, net of the aforementioned reversals, and was attributable to the cost of newly implemented and previously announced initiatives. Restructuring expense includes $14 of severance and related benefits costs and $10 of exit costs.

During 2012, we implemented certain cost reduction programs, including headcount reduction initiatives at several of our manufacturing operations in all regions, the most significant of which impacted the Light Vehicle and Commercial Vehicle businesses in South America and Europe. Included in these actions was the planned closure of our Light Vehicle manufacturing facility in Volkermarkt, Austria, which was completed during 2013. Additionally, we exited our Commercial Vehicle facility in

Kalamazoo, Michigan in June 2012 and recognized the fair value of the associated lease continuation obligation. Excluding $3 of exit costs associated with discontinued operations, restructuring expense in 2012 to recognize the costs of these actions and those of previously announced initiatives was $47 and included $27 of severance and related benefit costs and $20 of exit costs.

During 2011, we exited our Light Vehicle facility in Yennora, Australia and recognized a lease continuation obligation of $20. Additionally, we approved the realignment of several manufacturing operations, including the planned closures of our Light Vehicle manufacturing facility in Marion, Indiana and our Power Technologies manufacturing facility in Milwaukee, Wisconsin. We also implemented other work force reduction initiatives at certain manufacturing facilities, primarily in our Light Vehicle and Commercial Vehicle businesses in South America, and in certain corporate and functional areas, primarily in North America and Europe. Excluding $5 of severance and related benefit costs associated with discontinued operations, restructuring expense in 2011 to recognize the costs of these actions and those of previously announced initiatives was $82. Restructuring expense in 2011 included $33 of severance and related benefit costs, $47 of exit costs and $2 associated with pension settlement costs related to the closure of certain of our Canadian operations. (See Note 11 for additional information about pension settlement costs, including those associated with discontinued operations.)

Accrued restructuring costs activity, including noncurrent portion —

	Employee Termination Benefits	Exit Costs	Total
Balance at December 31, 2010	$24	$4	$28
Activity during the period:
Charges to restructuring	39	47	86
Adjustments of accruals	(4)		(4)
Discontinued operations charges	5		5
Non-cash write-off		(2)	(2)
Pension settlements	(5)		(5)
Cash payments	(30)	(47)	(77)
Currency impact	1	1	2
Balance at December 31, 2011	30	3	33
Activity during the period:
Charges to restructuring	31	20	51
Adjustments of accruals	(4)		(4)
Discontinued operations charges		3	3
Non-cash write-off		(2)	(2)
Cash payments	(30)	(11)	(41)
Balance at December 31, 2012	27	13	40
Activity during the period:
Charges to restructuring	23	11	34
Adjustments of accruals	(9)	(1)	(10)
Discontinued operations charges		1	1
Cash payments	(27)	(13)	(40)
Balance at December 31, 2013	$14	$11	$25

At December 31, 2013, the accrued employee termination benefits relate to the reduction of approximately 200 employees to be completed over the next three years. The exit costs relate primarily to lease continuation obligations. We estimate cash expenditures to approximate $14 in 2014 and $11 thereafter.

Cost to complete — The following table provides project-to-date and estimated future expenses for completion of our pending restructuring initiatives for our business segments.

	Expense Recognized			Future Cost to Complete
	Prior to 2013	2013	Total to Date
Light Vehicle	$18	$6	$24	$6
Commercial Vehicle	19	12	31	10
Off-Highway	8	3	11
Power Technologies	9		9	1
Corporate		3	3
Discontinued operations	4	1	5	4
Total	$58	$25	$83	$21

The future cost to complete includes estimated separation costs, primarily those associated with one-time benefit programs, and exit costs, including lease continuation costs, equipment transfers and other costs which are required to be recognized as closures are finalized or as incurred during the closure.

Note 6.  Inventories

Inventory components at December 31 —

	2013	2012
Raw materials	$337	$388
Work in process and finished goods	381	405
Inventory reserves	(48)	(51)
Total	$670	$742

Note 7.  Supplemental Balance Sheet and Cash Flow Information

Supplemental balance sheet information at December 31 —

	2013	2012
Other current assets:
Prepaid expenses	$43	$42
Deferred tax assets	59	50
Other	11	12
Total	$113	$104

Other noncurrent assets:
Notes receivable	$—	$129
Amounts recoverable from insurers	47	41
Deferred tax assets	73	89
Deferred financing costs	34	23
Pension assets, net of related obligations	8	7
Prepaid expenses	10	9
Other	24	26
Total	$196	$324

Property, plant and equipment, net:
Land and improvements to land	$233	$256
Buildings and building fixtures	449	446
Machinery and equipment	1,640	1,523
Total cost	2,322	2,225
Less: accumulated depreciation	(1,097)	(986)
Net	$1,225	$1,239

	2013	2012
Other accrued liabilities (current):
Non-income taxes payable	$31	$34
Warranty reserves	31	31
Work place injury costs	8	11
Asbestos claims obligations	13	13
Dividends payable	4	8
Deferred income	10	7
Accrued interest	40	23
Environmental	5	6
Payable under forward contracts	2	1
Other expense accruals	53	63
Total	$197	$197

Other noncurrent liabilities:
Deferred income tax liability	$100	$110
Asbestos claims obligations	75	70
Income tax liability	64	60
Warranty reserves	23	35
Work place injury costs	32	33
Restructuring costs	11	17
Other noncurrent liabilities	46	43
Total	$351	$368

Supplemental cash flow information —

	2013	2012	2011
Change in working capital:
Change in accounts receivable	$12	$146	$(258)
Change in inventories	50	38	(99)
Change in accounts payable	60	(173)	204
Change in accrued payroll and employee benefits	7	8	8
Change in accrued income taxes	(11)	23	30
Change in other current assets and liabilities	(14)	(21)	(6)
Net	$104	$21	$(121)

Cash paid during the period for:
Interest	$72	$71	$53
Income taxes	$136	$98	$71
Non-cash financing activities:
Stock compensation plans	$13	$15	$10
Conversion of preferred stock into common stock	$139	$—	$9
Conversion of preferred dividends into common stock	$1	$—	$—
Dividends on preferred stock accrued not paid	$4	$8	$8
Per share preferred dividends not paid	$1.00	$1.00	$1.00

Note 8.  Stockholders' Equity

Series A and Series B Preferred Stock

Issuance — We issued 2.5 million shares of our Series A Preferred and 5.4 million shares of our Series B Preferred on January 31, 2008. The Series A Preferred was sold to Centerbridge Partners, L.P. and certain of its affiliates (Centerbridge). The Series B Preferred was sold to certain other investors.

Series A Preferred stock redemption — In August 2013, we paid $474 to redeem our Series A preferred stock, including $3 of redemption costs. The amount paid exceeded the $242 carrying value of our Series A preferred stock. The $232 redemption premium was charged directly to accumulated deficit on our balance sheet. The redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders.

Conversion rights — Shares of Series B Preferred are, at the holder’s option, convertible into a number of fully paid and non-assessable shares of common stock at the conversion price of $11.93. This price is subject to certain adjustments when dilution occurs (based on a formula set forth in the Restated Certificate of Incorporation). At this price, the outstanding Series B preferred shares at December 31, 2013 would convert into approximately 31.9 million shares of common stock.

Shares of Series B Preferred are convertible at any time at the option of the applicable holder. In addition, we are able to cause the conversion of all, but not less than all, of the preferred stock, if the per share closing price of the common stock exceeds $22.24 for at least 20 consecutive trading days. This price is subject to adjustment under certain customary circumstances, including as a result of stock splits and combinations, dividends and distributions and certain issuances of common stock or common stock derivatives.

Dividends — Dividends on our 4.0% Series A Convertible Preferred Stock and 4.0% Series B Convertible Preferred Stock accrue daily and are payable in cash as approved by the Board of Directors. Our Series A Preferred ceased accruing dividends as a result of its redemption in August 2013. Preferred dividends of $4 and $8 were accrued at December 31, 2013 and 2012.

Conversions — During 2013 and 2011, holders of 1,417,425 and 90,099 shares of Series B preferred stock elected to convert those preferred shares into common stock and received 11,985,254 and 760,945 shares. The common stock issued included shares to satisfy the accrued dividends owed to the converting preferred stockholders. Based on the market price of Dana common stock on the date of conversion, the fair value of the conversions totaled $249 and $14.

Common Stock

We are authorized to issue 450,000,000 shares of Dana common stock, par value $0.01 per share. At December 31, 2013, there were 164,080,630 shares of our common stock issued and 145,338,342 shares outstanding, net of 18,742,288 in treasury shares. Treasury shares include those shares withheld at cost to satisfy tax obligations from stock awards issued under our share-based compensation plan in addition to share repurchases noted below.

Our Board of Directors declared a cash dividend of five cents per share of common stock in each quarter of 2013. Aggregate 2013 declared and paid dividends total $30. Dividends accrue on restricted stock units (RSUs) granted under our stock compensation program and will be paid in cash or additional units only when the underlying units vest.

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

Under the program, we spent $137 to repurchase 7,601,040 shares of our common stock during 2013 through open market and privately negotiated transactions.

On August 12, 2013, we entered into an accelerated share repurchase (ASR) agreement with a third-party financial institution to repurchase $200 of our common stock. In August 2013, we paid $200 to the financial institution and received an initial delivery of 7,302,602 shares. This initial share delivery represented 80% of the ASR transaction's value at the then-current price of $21.91 per share. On October 28, 2013, the ASR transaction concluded and we received an additional 1,831,445 shares. The average price paid for the 9,134,047 shares received under the ASR was $21.90 per share. The shares have been included in common stock held in treasury as of the applicable delivery date.

Taking into account the Series A preferred stock redemption and the ASR transaction, $171 remained available under the program for future share repurchases as of December 31, 2013.

Changes in each component of AOCI of the parent —

	Parent Company Stockholders
	Foreign Currency Translation	Hedging	Investments	Defined Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$(100)	$—	$14	$(410)	$(496)
Other comprehensive income (loss):
Currency translation adjustments	(92)				(92)
Holding losses		(13)	(4)		(17)
Net actuarial losses				(72)	(72)
Amortization of net actuarial losses included in net periodic benefit cost (b)				20	20
Settlement loss				5	5
Tax (expense) benefit		3		(1)	2
Other comprehensive loss	(92)	(10)	(4)	(48)	(154)
Balance, December 31, 2011	(192)	(10)	10	(458)	(650)
Other comprehensive income (loss):
Currency translation adjustments	(6)				(6)
Holding gains		9	1		10
Reclassification of amount to net income (a)		7			7
Plan amendments				(6)	(6)
Net actuarial losses				(174)	(174)
Amortization of net actuarial losses included in net periodic benefit cost (b)				14	14
Tax (expense) benefit		(3)	1	14	12
Other comprehensive income (loss)	(6)	13	2	(152)	(143)
Balance, December 31, 2012	(198)	3	12	(610)	(793)
Other comprehensive income (loss):
Currency translation adjustments	(40)				(40)
Holding gains		4	(1)		3
Reclassification of amount to net income (a)		(8)	(8)		(16)
Venezuelan bolivar devaluation				2	2
Net actuarial gains				101	101
Amortization of net actuarial losses included in net periodic benefit cost (b)				24	24
Tax expense				(5)	(5)
Other comprehensive income (loss)	(40)	(4)	(9)	122	69
Adjustment for purchase of noncontrolling interests	(4)	1			(3)
Balance, December 31, 2013	$(242)	$—	$3	$(488)	$(727)
(a) Foreign currency contract and investment reclassifications are included in other income, net.
(b) See Note 11 for additional details.

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

Note 9.  Earnings per Share

Reconciliation of the numerators and denominators of the earnings per share calculations —

	2013	2012	2011
Income from continuing operations	$261	$315	$240
Less: Noncontrolling interests	16	15	13
Less: Preferred stock dividend requirements	25	31	31
Less: Preferred stock redemption premium	232
Income (loss) from continuing operations available to common stockholders - Numerator basic	(12)	269	196
Preferred stock dividend requirements		31	31
Numerator diluted	$(12)	$300	$227

Net income (loss) available to common stockholders - Numerator basic	$(13)	$269	$188
Preferred stock dividend requirements		31	31
Numerator diluted	$(13)	$300	$219

Weighted-average number of shares outstanding - Denominator basic	146.4	148.0	146.6
Employee compensation-related shares, including stock options		2.0	3.2
Conversion of preferred stock		64.7	65.5
Denominator diluted	146.4	214.7	215.3

The share count for diluted earnings per share is computed on the basis of the weighted-average number of common shares outstanding plus the effects of dilutive common stock equivalents (CSEs) outstanding during the period. We excluded 0.3 million, 1.1 million and 0.3 million CSEs from the calculations of diluted earnings per share for the years 2013, 2012 and 2011 as the effect of including them would have been anti-dilutive. In addition, we excluded CSEs that satisfied the definition of potentially dilutive shares of 1.5 million for 2013 since there was no net income available to common stockholders for this period.

We excluded 12.2 million shares related to the assumed conversion of our Series A preferred stock for 2013 and 39.9 million shares related to the assumed conversion of our Series B preferred stock for 2013, along with the adjustment for the related dividend requirements, as the conversions would have been anti-dilutive for the period.

Note 10.  Stock Compensation

2012 Omnibus Incentive Plan

Our 2012 Omnibus Incentive Plan (the Plan), as approved by our stockholders, authorizes the grant of stock options, stock appreciation rights (SARs), RSUs and performance share units (PSUs) through April 2022. Cash-settled awards do not count against the maximum aggregate number. At December 31, 2013, there were 5.7 million shares available for future grants.

Award activity — (shares in millions)

	Options		SARs		Restricted Stock Units
		Weighted- Average Exercise		Weighted- Average Exercise		Weighted- Average Grant-Date
Outstanding at	Shares	Price	Shares	Price	Shares	Fair Value
December 31, 2012	3.3	$11.73	0.5	$12.62	1.1	$16.24
Granted	0.9	16.21	0.2	16.19	0.6	16.29
Exercised or vested	(1.5)	10.48	(0.2)	9.47	(0.3)	16.08
Forfeited or expired	(0.1)	16.41			(0.1)	16.27
December 31, 2013	2.6	$13.85	0.5	$15.46	1.3	$16.29

	2013	2012	2011
Weighted-average per share grant-date fair value
Stock options	$7.46	$7.88	$9.43
SARs	7.45	7.84	9.89
Intrinsic value of awards exercised or vested
Stock options / SARs	$14	$18	$26
RSUs / PSUs	5	11	10

Compensation expense is generally measured based on the fair value at the date of grant and is recognized on a straight-line basis over the vesting period. For options and SARs, we use an option-pricing model to estimate fair value. For RSUs and PSUs, the fair value is based on the closing market price of our common stock at the date of grant. Awards that are settled in cash are subject to liability accounting. Accordingly, the fair value of such awards is remeasured at the end of each reporting period until settled or expired. We had accrued $5 and $6 for cash-settled awards at December 31, 2013 and 2012.

We recognized total stock compensation expense of $16, $19 and $12 during 2013, 2012 and 2011. The total fair value of awards vested during 2013, 2012 and 2011 was $10, $18 and $14. We received $15, $10 and $11 of cash from the exercise of stock options and we paid $4, $2 and $4 of cash to settle SARs, RSUs and PSUs during 2013, 2012 and 2011. We issued 0.3 million in RSUs and 0.4 million in performance shares in 2013 based on vesting. At December 31, 2013, the total unrecognized compensation cost related to the nonvested awards granted and expected to vest was $18. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

We estimated fair values for options and SARs at the date of grant using the following key assumptions as part of the Black-Scholes option pricing model. The expected term was estimated using the simplified method because the limited period of time our common stock has been publicly traded provides insufficient historical exercise data. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was calculated by dividing the expected annual dividend by the average stock price of our common stock over the prior year. There is no dividend yield assumption for 2011 since there were no plans to pay common stock dividends at that time. The expected volatility was estimated using a combination of the historical volatility of similar entities and the implied volatility of our exchange-traded options.

	Options			SARs
	2013	2012	2011	2013	2012	2011
Expected term (in years)	6.00	6.00	6.00	6.00	6.00	6.00
Risk-free interest rate	1.07%	1.24%	2.63%	1.07%	1.24%	2.66%
Dividend yield	1.41%	1.33%	—%	1.41%	1.33%	—%
Expected volatility	55.80%	59.90%	58.03%	55.80%	59.90%	58.16%

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

Outstanding awards expected to vest and exercisable or convertible at December 31, 2013 — (shares in millions)

	Equity Awards Outstanding Expected to Vest				Equity Awards Outstanding That are Exercisable or Convertible
			Weighted-Average				Weighted-Average
	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years	Shares	Aggregate Intrinsic Value	Exercise Price	Remaining Contractual Life in Years
Options / SARs	3.0	$17	$14.05	7.7	1.3	$11	$11.13	6.5
RSUs	1.4	27	—	1.2	0.1	1	—	0.1

Annual cash incentive awards — Our 2012 Omnibus Incentive Plan provides for cash incentive awards. We make awards annually to certain eligible employees designated by Dana, including certain executive officers. Awards under the plan are based on achieving certain financial target performance goals. The performance goals of the plan are established annually by the Board of Directors.

Under the 2013, 2012 and 2011 programs, participants were eligible to receive annual cash awards based on achieving earnings and cash flow performance goals, with our 2013 program also including a component based on reduction of inventory days. Our long-term incentive programs include a performance-based cash award that consists of three individual annual awards with the related annual performance objectives established at the beginning of each year. Amounts earned under the three individual annual awards of the 2013, 2012 and 2011 long-term incentive programs cliff vest at the end of the respective three year periods covered by the long-term incentive programs. Our 2013, 2012 and 2011 long-term incentive programs included a cash-settled component which provided for payment if we achieved a certain return on invested capital, with our 2011 program also including a new business origination performance goal. We accrued $47, $40 and $37 of expense in 2013, 2012 and 2011 for the expected cash payments under these programs.

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

Components of net periodic benefit costs and other amounts recognized in OCI —

	Pension Benefits
	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Interest cost	$74	$11	$85	$12	$92	$13
Expected return on plan assets	(117)	(1)	(111)	(1)	(104)	(2)
Service cost		6		5		5
Amortization of net actuarial loss	20	4	14		20
Settlement loss						5
Net periodic benefit cost (credit)	(23)	20	(12)	16	8	21

Recognized in OCI:
Amount due to net actuarial (gains) losses	(88)	(1)	131	51	66	(1)
Prior service cost from plan amendments				6
Amortization of net actuarial losses in net periodic cost	(20)	(4)	(14)		(20)	(5)
Total recognized in OCI	(108)	(5)	117	57	46	(6)
Net recognized in benefit cost and OCI	$(131)	$15	$105	$73	$54	$15

	OPEB - Non-U.S.
	2013	2012	2011
Interest cost	$5	$5	$7
Service cost	1	1
Net periodic benefit cost	6	6	7

Recognized in OCI:
Amount due to net actuarial (gains) losses	(12)	(8)	7
Total recognized in OCI	(12)	(8)	7
Net recognized in benefit cost and OCI	$(6)	$(2)	$14

Our U.S. pension plans are frozen and no additional service cost is being accrued. The estimated net actuarial loss for the defined benefit pension plans that will be amortized from AOCI into benefit cost in 2014 is $17 for our U.S. plans and $3 for our non-U.S. plans. We use the corridor approach for purposes of systematically amortizing deferred gains or losses as a component of net periodic benefit cost into the income statement in future reporting periods. The amortization period used is generally the average remaining service period of active participants in the plan. In January 2012, in accordance with our policy, we changed the amortization period related to deferred losses in AOCI to the average remaining life expectancy of inactive participants for one of our U.S. plans as a result of almost all of the plan’s participants being inactive. The estimated net actuarial gain related to OPEB plans that will be amortized from AOCI into benefit cost in 2014 is $1 for our non-U.S. plans.

During the third quarter of 2012, we recorded a $6 charge to OCI for the prior service cost of a plan amendment resulting from a change in the Venezuelan labor code. The prior service cost will be amortized as a component of net periodic pension cost over the average future service period of active participants.

Funded status — The following tables provide reconciliations of the changes in benefit obligations, plan assets and funded status.

	Pension Benefits
	2013		2012		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Reconciliation of benefit obligation:
Obligation at beginning of period	$2,061	$309	$1,931	$243	$132	$137
Interest cost	74	11	85	12	5	5
Service cost		6		5	1	1
Actuarial (gain) loss	(200)	(1)	182	51	(12)	(8)
Benefit payments	(130)	(15)	(137)	(12)	(6)	(7)
Plan amendments				6
New plans				3
Settlements		(2)		(3)
Translation adjustments		5		4	(8)	4
Obligation at end of period	$1,805	$313	$2,061	$309	$112	$132

	Pension Benefits
	2013		2012		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Reconciliation of fair value of plan assets:
Fair value at beginning of period	$1,734	$42	$1,497	$43	$—	$—
Actual return on plan assets	5	1	162	1
Employer contributions	40	17	212	12	6	7
Benefit payments	(130)	(15)	(137)	(12)	(6)	(7)
Settlements		(2)		(3)
Translation adjustments		(1)		1
Fair value at end of period	$1,649	$42	$1,734	$42	$—	$—

Funded status at end of period	$(156)	$(271)	$(327)	$(267)	$(112)	$(132)

Amounts recognized in the balance sheet —

	Pension Benefits
	2013		2012		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Amounts recognized in the consolidated balance sheet:
Noncurrent assets	$1	$7	$—	$7	$—	$—
Current liabilities		(11)		(11)	(6)	(7)
Noncurrent liabilities	(157)	(267)	(327)	(263)	(106)	(125)
Net amount recognized	$(156)	$(271)	$(327)	$(267)	$(112)	$(132)

Amounts recognized in AOCI —

	Pension Benefits
	2013		2012		OPEB - Non-U.S.
	U.S.	Non-U.S.	U.S.	Non-U.S.	2013	2012
Amounts recognized in AOCI:
Net actuarial loss (gain)	$452	$58	$560	$63	$(20)	$(8)
Prior service cost		10		12
Gross amount recognized	452	68	560	75	(20)	(8)
Deferred tax benefits		(16)		(18)	5	2
Noncontrolling and equity interests		(1)		(1)
Net amount recognized	$452	$51	$560	$56	$(15)	$(6)

As a result of the closure of several facilities in Canada, we are required to settle the related pension obligations. During the first half of 2011, we settled portions of our Canadian pension benefit obligations by making lump-sum payments or by purchasing nonparticipating annuity contracts to cover vested benefits. These actions resulted in reductions in benefit obligations and fair value of plan assets by $77. The related settlement loss of $5 representing the recognition of a portion of the actuarial loss deferred in AOCI was included in restructuring charges.

Aggregate funding levels — The following table presents information regarding the aggregate funding levels of our defined benefit pension plans at December 31:

	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Plans with fair value of plan assets in excess of obligations:
Accumulated benefit obligation	$15	$14	$17	$16
Projected benefit obligation	15	15	17	17
Fair value of plan assets	16	22	17	24
Plans with obligations in excess of fair value of plan assets:
Accumulated benefit obligation	1,790	266	2,044	260
Projected benefit obligation	1,790	298	2,044	292
Fair value of plan assets	1,633	20	1,717	18

At December 31, 2013, benefit obligations of $263 for certain non-U.S. pension plans and $112 for OPEB benefits are in plans that are not required to be funded.

Fair value of pension plan assets —

		Fair Value Measurements at December 31, 2013
		U.S.			Non-U.S.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$90	$90	$—	$—	$—	$—
U.S. large cap	72	72
EAFE composite	155	155
Emerging markets	76	76
Fixed income securities:
U.S. core bonds (b)	203		203
Corporate bonds	494		494
U.S. Treasury strips	207		207
Non-U.S. government securities	11				11
Emerging market debt	81		81
Alternative Investments:
Hedge fund of funds (c)	83			83
Insurance contracts (d)	11					11
Real estate	48			48
Other (e)	(28)		(34)		6
Cash and cash equivalents	188		174		14
Total	$1,691	$393	$1,125	$131	$31	$11

		Fair Value Measurements at December 31, 2012
		U.S.			Non-U.S.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Significant Other Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Equity securities:
U.S. all cap (a)	$75	$75	$—	$—	$—	$—
U.S. large cap	132	132
EAFE composite	150	150
Emerging markets	84	84
Fixed income securities:
U.S. core bonds (b)	179		179
Corporate bonds	597		597
U.S. Treasury strips	232		232
Non-U.S. government securities	13				13
Emerging market debt	52		52
Alternative Investments:
Hedge fund of funds (c)	78			78
Insurance contracts (d)	9					9
Real estate	46			46
Other (e)	9		4		5
Cash and cash equivalents	120		105		15
Total	$1,776	$441	$1,169	$124	$33	$9
 __________________________
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

(d)	This category comprises contracts placed with insurance companies where the underlying assets are invested in fixed interest securities.

(e)	Other assets in the U.S. include interest rate derivatives which had a market value of $(34) at December 31, 2013 and $4 at December 31, 2012.

	2013			2012
	U.S.		Non-U.S.	U.S.		Non-U.S.
Reconciliation of Level 3 Assets	Hedge fund of funds	Real Estate and Other	Insurance contract	Hedge fund of funds	Real Estate and Other	Insurance contract
Fair value at beginning of period	$78	$46	$9	$73	$43	$10
Unrealized gains (losses) relating to:
Assets sold during the period						(1)
Assets still held at the reporting date	8	4	2	5	1
Purchases, sales and settlements	(3)	(2)			3
Transfers out of Level 3					(1)
Fair value at end of period	$83	$48	$11	$78	$46	$9

Valuation Methods

Equity securities — The fair value of equity securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Fixed income securities — The fair value of fixed income securities is determined by either direct or indirect quoted market prices. When the value of assets held in separate accounts is not published, the value is based on the underlying holdings, which are primarily direct quoted market prices on regulated financial exchanges.

Hedge funds — The fair value of hedge funds is accounted for by a custodian. The custodian obtains valuations from underlying managers based on market quotes for the most liquid assets and alternative methods for assets that do not have sufficient trading activity to derive prices. We review with the custodian the methods used by the underlying managers to value the assets. We believe this is an appropriate methodology to obtain the fair value of these assets.

Insurance contracts — The fair value of insurance contracts is determined by reference to the contract provided by the insurance company. The fair values of the insurance contracts are based on the underlying investments included in the contract.

Real estate — The fair value of investments in real estate is provided by fund managers. The fund managers value the real estate investments via independent third party appraisals on a periodic basis. Assumptions used to revalue the properties are updated every quarter. We believe this is an appropriate methodology to obtain the fair value of these assets. For the component of the real estate portfolio under development, the investments are carried at cost until they are completed and valued by a third party appraiser.

Cash and cash equivalents — The fair value of cash and cash equivalents is set equal to its cost.

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

Our policy recognizes that properly managing the relationship between pension assets and pension liabilities serves to mitigate the impact of market volatility on our funding levels. The investment policy permits plan assets to be invested in a number of diverse categories, including a Growth Portfolio, an Immunizing Portfolio and a Liquidity Portfolio. These sub-portfolios are intended to balance the generation of incremental returns with the management of overall risk.

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

The allocations among portfolios may be adjusted to meet changing objectives and constraints. We expect that as the funded status of the plan changes, we will increase or decrease the size of the Growth Portfolio in order to manage the risk of losses in the plan. As of December 31, 2013, the Growth Portfolio (U.S. and non-U.S. equities, core and high-yield fixed income, hedge fund of funds, real estate, emerging market debt and cash) comprises 50% of total assets, the Immunizing Portfolio (long duration U.S. Treasury strips, corporate bonds and cash) comprises 43% and the Liquidity Portfolio (cash and short-term securities) comprises 7%. During 2013, the Growth Portfolio target was 45%, the Immunizing Portfolio target was 53% and the Liquidity Portfolio target was 2%.

Significant assumptions — The significant weighted average assumptions used in the measurement of pension benefit obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2013		2012		2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Pension benefit obligations:
Discount rate	4.63%	4.15%	3.77%	3.93%	4.57%	4.98%
Net periodic benefit cost:
Discount rate	3.77%	3.93%	4.57%	4.98%	5.23%	4.87%
Rate of compensation increase	N/A	3.73%	N/A	3.14%	N/A	3.21%
Expected return on plan assets	7.00%	3.35%	7.00%	3.74%	7.50%	4.09%

The pension plan discount rate assumptions are evaluated annually in consultation with our outside actuarial advisers. Long-term interest rates on high quality corporate debt instruments are used to determine the discount rate. For our largest plans, discount rates are developed using a discounted bond portfolio analysis, with appropriate consideration given to defined benefit payment terms and duration of the liabilities.

The expected rate of return on plan assets was selected on the basis of our long-term view of return and risk assumptions for major asset classes. We define long-term as forecasts that span at least the next ten years. Our long-term outlook is influenced by a combination of return expectations by individual asset class, actual historical experience and our diversified investment strategy. We consult with and consider the opinions of financial professionals in developing appropriate capital market assumptions. Return projections are also validated using a simulation model that incorporates yield curves, credit spreads and risk premiums to project long-term prospective returns. The appropriateness of the expected rate of return is assessed on an annual basis and revised if necessary. We have a high percentage of total assets in fixed income securities since the benefit accruals are frozen for all of our U.S. pension plans. Based on this assessment, we have selected a 7.00% expected return on asset assumption for 2014 for our U.S. plans, the same rate we used for 2013.

The significant weighted average assumptions used in the measurement of OPEB obligations at December 31 of each year and the net periodic benefit cost for each year are as follows:

	2013	2012	2011
	Non-U.S.	Non-U.S.	Non-U.S.
OPEB benefit obligations:
Discount rate	4.65%	3.90%	4.18%
Net periodic benefit cost:
Discount rate	3.90%	4.18%	5.11%
Initial health care costs trend rate	6.11%	6.40%	6.70%
Ultimate health care costs trend rate	5.03%	5.02%	5.02%
Year ultimate reached	2018	2018	2018

The discount rate selection process was similar to the process used for the pension plans. Assumed health care cost trend rates have a significant effect on the health care obligation. To determine the trend rates, consideration is given to the plan design, recent experience and health care economics.

A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2013:

	1% Point Increase	1% Point Decrease
Effect on total of service and interest cost components	$1	$(1)
Effect on OPEB obligations	13	(12)

Estimated future benefit payments and contributions — Expected benefit payments by our pension and OPEB plans for each of the next five years and for the period 2019 through 2023 are as follows:

	Pension Benefits		OPEB
Year	U.S.	Non-U.S.	Non-U.S.
2014	$134	$13	$6
2015	133	14	6
2016	127	15	6
2017	124	16	6
2018	123	17	7
2019 to 2023	585	104	33
Total	$1,226	$179	$64

Pension benefits are funded through deposits with trustees that satisfy, at a minimum, the applicable funding regulations. OPEB benefits are funded as they become due. Projected contributions to be made during 2014 to the defined benefit pension plans are $14 for our non-U.S. plans. Based on the current funded status of our U.S. plans, there are no minimum contributions required for 2014.

Multiemployer pension plans — We participate in the Steelworkers Pension Trust (SPT) multiemployer pension plan which provides pension benefits to substantially all of our U.S. union-represented employees. We also have a small participation in the IAM National Pension Fund. Benefit levels are set by trustees who manage the plans. Contributions are made in accordance with our collective bargaining agreements and rates are generally based on hours worked. The collective bargaining agreement expires May 31, 2014. The trustees of the SPT have provided us with the latest data available for the plan year ended December 31, 2013. As of that date, the plan is not fully funded. We could be held liable to the plan for our obligations as well as those of other employers as a result of our participation in the plan. Contribution rates could increase if the plan is required to adopt a funding improvement plan or a rehabilitation plan, if the performance of plan assets does not meet expectations or as a result of future collectively bargained wage and benefit agreements. If we choose to stop participating in the plan, we may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Pension Protection Act (PPA) defines a zone status for each plan. Plans in the green zone are at least 80% funded, plans in the yellow zone are at least 65% funded and plans in the red zone are generally less than 65% funded. The SPT plan has utilized extended amortization provisions to amortize its losses from 2008. The plan recertified its zone status after using the extended amortization provisions as allowed by law. The SPT plan has not implemented a funding improvement or rehabilitation plan, nor are such plans pending. Our contributions to the SPT have not exceeded 5% of the total contributions to the plan. Contributions in 2013 decreased from those made in 2012 as a result of plant closings and decreased employment levels. Contributions in 2012 increased from those made in 2011 as a result of changes in the contribution rate and increased levels of employment and overtime.

	Employer Identification Number/ Plan Number	PPA Zone Status		Funding Plan Pending/ Implemented	Contributions by Dana			Surcharge Imposed
Pension Fund		2013	2012		2013	2012	2011
SPT	23-6648508 / 499	Green	Green	No	$9	$10	$9	No

Note 12.  Marketable Securities

	2013			2012
	Cost	Unrealized Gains (Losses)	Fair Value	Cost	Unrealized Gains (Losses)	Fair Value
U.S. government securities	$27	$—	$27	$7	$—	$7
Corporate securities	30	(1)	29	11		11
Certificates of deposit	21		21	16		16
Other	31	2	33	25	1	26
Total marketable securities	$109	$1	$110	$59	$1	$60

U.S. government securities include bonds issued by government-sponsored agencies and Treasury notes. Corporate securities include both debt and equity securities. Other consists of investments in mutual and index funds. U.S. government securities, corporate debt and certificates of deposit maturing in one year or less, after one year through five years and after five years total $22, $54 and $1 at December 31, 2013.

Note 13.  Financing Agreements

Long-term debt at December 31 —

	Interest Rate	2013	2012
Senior Notes due February 15, 2019	6.500%	$400	$400
Senior Notes due February 15, 2021	6.750%	350	350
Senior Notes due September 15, 2021	5.375%	450
Senior Notes due September 15, 2023	6.000%	300
Other indebtedness		99	109
Total		1,599	859
Less: current maturities		32	56
Total long-term debt		$1,567	$803

Other indebtedness includes the embedded lease obligation associated with the accounting for our agreement with SIFCO. See Note 2 for a further discussion of our agreement with SIFCO.

Scheduled principal payments on long-term debt as of December 31, 2013 —

	2014	2015	2016	2017	2018	Thereafter	Total
Debt maturities	$32	$6	$48	$2	$6	$1,505	$1,599

Senior notes — In July 2013, we completed the sale of $750 in senior unsecured notes. Interest on the September 2021 Notes and September 2023 Notes is payable on March 15 and September 15 of each year beginning on March 15, 2014. Net proceeds of the offering totaled $734. Financing costs of $16 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. A portion of the net proceeds from the offering were used to repurchase all of our outstanding Series A preferred stock and to fund the ASR transaction. The remaining net proceeds will be used to fund our previously authorized share repurchase program and for other general corporate purposes.

We may redeem some or all of the September 2021 Notes and the September 2023 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on September 15 of the years set forth below:

	Redemption Price
Year	September 2021 Notes	September 2023 Notes
2016	104.031%
2017	102.688%
2018	101.344%	103.000%
2019	100.000%	102.000%
2020	100.000%	101.000%
2021		100.000%
2022		100.000%

Prior to September 15, 2016 for the September 2021 Notes and prior to September 15, 2018 for the September 2023 Notes, we may redeem some or all of such notes at a price equal to the principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and the risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

At any time prior to September 15, 2016, we may redeem up to 35% of the original aggregate principal amount of each of the September 2021 Notes and September 2023 Notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 105.375% (for the September 2021 Notes) and 106.000% (for the September 2023 Notes) of the principal amount of such notes, plus accrued and unpaid interest thereon, provided that at least 50% of the original aggregate principal amount of the September 2021 Notes (for redemptions of September 2021 Notes) and the September 2023 Notes (for redemptions of September 2023 Notes) remains outstanding after giving effect to any such redemption.

In January 2011, we completed the sale of $750 in senior unsecured notes. Interest on the February 2019 Notes and the February 2021 Notes is payable on February 15 and August 15 of each year beginning on August 15, 2011. Net proceeds of the offering totaled $733. Financing costs of $17 were recorded as deferred costs and are being amortized to interest expense over the life of the notes. The net proceeds, plus cash on hand of $127 (net of amounts paid to a Dana subsidiary), were used to repay all amounts outstanding under our then existing term facility. In connection with the repayment of our term facility, we wrote off $51 of previously deferred financing costs and original issue discount (OID) to other income, net.

We may redeem some or all of the February 2019 Notes and the February 2021 Notes at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest to the redemption date, if redeemed during the 12-month period commencing on February 15 of the years set forth below:

	Redemption Price
Year	February 2019 Notes	February 2021 Notes
2015	103.250%
2016	101.625%	103.375%
2017	100.000%	102.250%
2018	100.000%	101.125%
2019		100.000%
2020		100.000%

Prior to February 15, 2015 for the February 2019 Notes and prior to February 15, 2016 for the February 2021 Notes, during any 12-month period, we may at our option redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of the principal amount, plus accrued and unpaid interest. Prior to these dates, we may redeem some or all of the notes at a price equal to the aggregate principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” premium. We have not separated the make-whole premium from the underlying debt instrument to account for it as a derivative instrument as the economic characteristics and risks of this embedded derivative are clearly and closely related to the economic characteristics and risks of the underlying debt.

At any time prior to February 15, 2014 for the February 2019 Notes and February 15, 2015 for the February 2021 Notes, we may redeem up to 35% of the original aggregate principal amount of the notes in an amount not to exceed the amount of proceeds of one or more equity offerings, at a price equal to 106.5% (for the February 2019 Notes) and 106.75% (for the February 2021 Notes) of the principal amount of such notes, plus accrued and unpaid interest thereon, provided that at least 65% of the original aggregate principal amount of the February 2019 Notes (for redemptions of February 2019 Notes) and February 2021 Notes (for redemptions of February 2021 Notes) remain outstanding after giving effect to any such redemption.

Revolving facility — On June 20, 2013, we received commitments from existing lenders for a $500 amended and restated revolving credit facility (the Amended Revolving Facility) which expires on June 20, 2018. In connection with the Amended Revolving Facility, we paid $3 in deferred financing costs to be amortized to interest expense over the life of the facility. We wrote off $2 of previously deferred financing costs associated with our prior revolving credit facility to other income, net.

The Amended Revolving Facility is guaranteed by all of our domestic subsidiaries except for Dana Credit Corporation and Dana Companies, LLC and their respective subsidiaries (the guarantors) and grants a first priority lien on Dana’s and the guarantors’ accounts receivable and inventories and, under certain circumstances, to the extent Dana and the guarantors grant a first-priority lien on certain other assets and property, a second priority lien on such other assets and property.

Advances under the Amended Revolving Facility bear interest at a floating rate based on, at our option, the base rate or LIBOR (each as described in the revolving credit agreement) plus a margin based on the undrawn amounts available under the agreement as set forth below:

	Margin
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

There were no borrowings under the revolving facility at December 31, 2013 but we had utilized $62 for letters of credit. Based on our borrowing base collateral of $293, we had potential availability at December 31, 2013 under the revolving facility of $231 after deducting the outstanding letters of credit.

European receivables loan facility — Effective December 31, 2013, we terminated our European accounts receivable backed credit facility (the European Facility). The European Facility was scheduled to terminate on March 8, 2016 and permitted borrowings up to €75 ($103 at the December 31, 2013 exchange rate). No borrowings were outstanding under the European Facility as of the termination date. We wrote off $2 of previously deferred financing costs associated with the European Facility to other income, net.

Debt covenants — At December 31, 2013, we were in compliance with the covenants of our financing agreements. Under the Amended Revolving Facility and the senior notes, we are required to comply with certain incurrence-based covenants customary for facilities of these types.

Note 14.  Fair Value Measurements and Derivatives

In measuring the fair value of our assets and liabilities, we use market data or assumptions that we believe market participants would use in pricing an asset or liability including assumptions about risk when appropriate. Our valuation techniques include a combination of observable and unobservable inputs.

Fair value measurements on a recurring basis — Assets and liabilities that are carried in our balance sheet at fair value are as follows:

		Fair Value Measurements Using
		Quoted Prices in Active Markets	Significant Inputs Observable	Significant Inputs Unobservable
December 31, 2013	Total	(Level 1)	(Level 2)	(Level 3)
Notes receivable - current asset	$75	$—	$75	$—
Marketable securities - current asset	110	33	77
Currency forward contracts - current asset	3		3
Currency forward contracts - current liability	2		2
Currency swaps - noncurrent asset	2		2
Currency swaps - noncurrent liability	2		2

December 31, 2012
Notes receivable - noncurrent asset	$129	$—	$—	$129
Marketable securities - current asset	60	26	34
Currency forward contracts - current asset	4		4
Currency forward contracts - current liability	1		1

Changes in Level 3 recurring fair value measurements —

Notes receivable, including current portion	2013	2012	2011
Beginning of period	$129	$116	$103
Accretion of value (interest income)	11	14	13
Payment received	(61)
Unrealized loss (OCI)	(4)
Transfer out (to Level 2)	(75)
Other		(1)
End of period	$—	$129	$116

During January 2014, we sold our interest in a payment-in-kind callable note to a third party for $75. Accordingly, we have reclassified the note to current assets and, with observable market value readily available, we have reduced the unrealized gain and transferred the note from Level 3 to Level 2 at December 31, 2013.

Prior to December 31, 2013, the fair value of the payment-in-kind callable note had been derived using a discounted cash flow technique and capped at the callable value. The discount rate used in the calculation is the current yield of the publicly traded debt of the operating subsidiary of the obligor, adjusted by a 250 basis point risk premium. The significant unobservable input used to fair value the note had been the risk premium. A significant increase in the risk premium may have resulted in a lower fair value measurement. A significant decrease in the risk premium would not have resulted in a higher fair value measurement due to the callable value cap. The fair value of the note at December 31, 2012 and 2011 equaled the callable value.

Fair value of financial instruments — The financial instruments that are not carried in our balance sheet at fair value are as follows:

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior notes	$1,500	$1,567	$750	$805
Other indebtedness	99	98	109	107
Total	$1,599	$1,665	$859	$912

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

Foreign currency derivatives — Our foreign currency derivatives include forward contracts associated with forecasted transactions, primarily involving the purchases and sales of inventory through the next twelve months, as well as currency swaps associated with recorded intercompany loans receivable and payable.

The total notional amount of outstanding foreign currency forward contracts, involving the exchange of various currencies, was $252 and $217 as of December 31, 2013 and December 31, 2012. During the second half of 2013, we began to execute foreign currency swaps associated with intercompany loans receivable and payable. The total notional amount of outstanding foreign currency swaps was $297 as of December 31, 2013. The following foreign currency derivatives were outstanding at December 31, 2013 and 2012:

		Notional Amount (U.S. Dollar Equivalent)
Functional Currency	Traded Currency	Designated as Cash Flow Hedges	Undesignated	Total	Maturity
December 31, 2013:
U.S. dollar	Mexican peso	$97	$—	$97	Dec-14
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound, Swiss franc, Indian rupee	54	19	73	Dec-14
British pound	U.S. dollar, Euro	19	1	20	Dec-14
Swedish krona	Euro	14	1	15	Dec-14
South African rand	U.S. dollar		8	8	Mar-14
Thai baht	U.S. dollar, Australian dollar		28	28	Oct-14
Indian rupee	U.S. dollar, British pound, Euro		11	11	Jun-14
Total forward contracts		184	68	252

U.S. dollar	Canadian dollar, Euro		147	147	Feb-15
Canadian dollar	Euro		150	150	Mar-14
Total currency swaps		—	297	297
Total foreign currency derivatives		$184	$365	$549

December 31, 2012:
U.S. dollar	Mexican peso	$93	$—	$93	Dec-13
Euro	U.S. dollar, Canadian dollar, Hungarian forint, British pound	33		33	Dec-13
British pound	U.S. dollar, Euro	42	1	43	Dec-13
Swedish krona	Euro	14	4	18	Dec-13
Australian dollar	U.S. dollar	8	3	11	Nov-13
Indian rupee	U.S. dollar, British pound, Euro		19	19	Nov-13
Total foreign currency derivatives		$190	$27	$217

Cash flow hedges — With respect to contracts designated as cash flow hedges, changes in fair value during the period in which the contracts remain outstanding are reported in OCI to the extent such contracts remain effective and the associated forecasted transactions remain probable. Effectiveness is measured by using regression analysis to determine the degree of correlation between the change in the fair value of the derivative instrument and the change in the associated foreign currency exchange rates. Changes in fair value of those contracts that are not designated as cash flow hedges are reported in income in the period in which the changes occur. Forward contracts associated with product-related transactions are marked to market in cost of sales while other contracts are marked to market through other income, net. Amounts recorded in AOCI are ultimately reclassified to earnings in the same periods in which the underlying transactions affect earnings.

Amounts to be reclassified to earnings — Deferred gains or losses, which are reported in AOCI, are expected to be reclassified to earnings during the next twelve months. Amounts expected to be reclassified to earnings assume no change in the current hedge relationships or to December 31, 2013 market rates. Amounts deferred at December 31, 2013 were not significant, compared to deferred gains of $3 at December 31, 2012. See Note 8 for additional details.

Note 15.  Commitments and Contingencies

Asbestos personal injury liabilities — We had approximately 25,000 active pending asbestos personal injury liability claims at both December 31, 2013 and December 31, 2012. In addition, approximately 1,000 mostly inactive claims have been settled and are awaiting final documentation and dismissal, with or without payment. We have accrued $88 for indemnity and defense costs for settled, pending and future claims at December 31, 2013, compared to $83 at December 31, 2012. We use a fifteen-year time horizon for our estimate of this liability.

At December 31, 2013, we had recorded $55 as an asset for probable recovery from our insurers for the pending and projected asbestos personal injury liability claims, compared to $50 recorded at December 31, 2012. The recorded asset represents our assessment of the capacity of our current insurance agreements to provide for the payment of anticipated defense and indemnity costs for pending claims and projected future demands. The recognition of these recoveries is based on our assessment of our right to recover under the respective contracts and on the financial strength of the insurers. We have coverage agreements in place with our insurers confirming substantially all of the related coverage and payments are being received on a timely basis. The financial strength of these insurers is reviewed at least annually with the assistance of a third party. The recorded asset does not represent the limits of our insurance coverage, but rather the amount we would expect to recover if we paid the accrued indemnity and defense costs.

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

In 2013, other income includes proceeds of $4 from the sale of our interest in claims pending in the liquidation proceedings of an insurer and other asbestos-related recoveries of $7. During 2011, we reached an agreement with an insurer to settle a long-standing claim pending in the liquidation proceedings of the insurer and recorded the estimated fair value of the recovery. As a result, other income in 2011 includes a $6 credit for this recovery of past outlays related to asbestos claims.

Other product liabilities — We had accrued $1 for non-asbestos product liability costs at December 31, 2013 and 2012, with no recovery expected from third parties at either date. We estimate these liabilities based on assumptions about the value of the claims and about the likelihood of recoveries against us derived from our historical experience and current information.

Environmental liabilities — Accrued environmental liabilities were $9 at December 31, 2013 and $11 at December 31, 2012. We consider the most probable method of remediation, current laws and regulations and existing technology in determining the fair value of our environmental liabilities. Other accounts receivable included a related recoverable from an insurer of $1 at December 31, 2013 and $2 at December 31, 2012.

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

Bankruptcy claims resolution — Dana Corporation and forty of its wholly-owned subsidiaries (collectively, the Debtors) reorganized under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) from March 3, 2006 until emergence on January 31, 2008 (the Effective Date). On the Effective Date, we consummated the Third Amended Joint Plan of Reorganization of Debtors and Debtors in Possession as modified and emerged from Chapter 11. The last of the common shares reserved for holders of allowed unsecured nonpriority claims were distributed during the third quarter of 2011. On February 16, 2012, a final decree was issued and the bankruptcy case was closed.

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

In November 2013, we received an arbitration notice from Sypris Solutions, Inc. (Sypris), our largest supplier, concerning the existing long-term supply agreement that expires on December 31, 2014. Sypris alleges that the companies entered into a new binding long-term supply agreement in July 2013.  Dana has filed suit against Sypris requesting declaratory judgment relating to the Sypris claim that it entered into a new supply agreement with Dana in July 2013.  We dispute Sypris’ claim and believe it is without merit.

Lease commitments — Cash obligations under future minimum rental commitments under operating leases and net rental expense are shown in the table below. Operating lease commitments are primarily related to facilities.

	2014	2015	2016	2017	2018	Thereafter	Total
Lease commitments	$59	$33	$25	$18	$15	$51	$201

	2013	2012	2011
Rent expense	$58	$63	$62

Note 16.  Warranty Obligations

We record a liability for estimated warranty obligations at the dates our products are sold. We record the liability based on our estimate of costs to settle future claims. Adjustments are made as new information becomes available.

Changes in warranty liabilities —

	2013	2012	2011
Balance, beginning of period	$66	$72	$85
Amounts accrued for current period sales	23	20	36
Adjustments of prior accrual estimates		4	(4)
Settlements of warranty claims	(34)	(31)	(44)
Currency impact	(1)	1	(1)
Balance, end of period	$54	$66	$72

In 2007, we were notified of an alleged quality issue at a foreign subsidiary of Dana that produced engine coolers for a unit of Sogefi SpA that were used in modules supplied to Volkswagen. Based on the information currently available to us, we do not believe that this matter will result in a material liability to Dana.

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

Note 17.  Income Taxes

Income tax expense (benefit) attributable to continuing operations —

	2013	2012	2011
Current
U.S. federal and state	$23	$18	$2
Non-U.S.	106	113	108
Total current	129	131	110

Deferred
U.S. federal and state	(1)		2
Non-U.S.	(9)	(80)	(25)
Total deferred	(10)	(80)	(23)
Total expense	$119	$51	$87

We record interest and penalties related to uncertain tax positions as a component of income tax expense or benefit. Net interest expense for the periods presented herein is not significant.

Income from continuing operations before income taxes —

	2013	2012	2011
U.S. operations	$151	$77	$23
Non-U.S. operations	217	287	283
Income before income taxes	$368	$364	$306

Income tax audits — We conduct business globally and, as a result, file income tax returns in multiple jurisdictions that are subject to examination by taxing authorities throughout the world. With few exceptions, we are no longer subject to U.S. federal, state and local or foreign income tax examinations for years before 2008. The U.S. federal income tax audits for 2009 and 2010 were settled during the first quarter of 2013 resulting in no incremental cash taxes.

We are currently under audit by U.S. and foreign authorities for certain taxation years. When the issues related to these periods are settled, the total amounts of unrecognized tax benefits for all open tax years may be modified. We accrued tax reserves of $6 and $4 in 2013 and 2012 for an uncertain tax position in Italy. Audit outcomes and the timing of the audit settlements are subject to uncertainty and we cannot make an estimate of the impact on our financial position at this time.

Effective tax rate reconciliation —

	2013	2012	2011
U.S. federal income tax rate	35%	35%	35%
Adjustments resulting from:
Non-U.S. income	(4)	(4)	(2)
Non-U.S. tax incentives	(4)	(5)	(4)
Non-U.S. withholding taxes on undistributed earnings of non-U.S. operations	5	4	4
Settlement and return adjustments	1	2	(5)
Miscellaneous items	1	(1)	1
Valuation allowance adjustments	(2)	(17)	(1)
Effective income tax rate for operations	32%	14%	28%

The income tax rate varies from the U.S. federal statutory rate of 35% due to valuation allowances in several entities, the 2012 adjustment of valuation allowances in Canada and the U.K., local tax incentives in several countries outside the U.S., nondeductible expenses, different statutory tax rates outside the U.S. and withholding taxes related to repatriations of international earnings to the U.S. In 2011, income tax expense was reduced by $12 for the expected recovery of taxes paid in India when we emerged from Chapter 11 in 2008. We received this reimbursement in cash in the second quarter of 2012. In 2012, income tax expense was reduced by one-time tax credits of $6 generated outside the U.S. and by $34 and $20 for the release of valuation allowances that were recorded in Canada and the U.K. In 2013, income tax expense was reduced by $7 for the impact of new tax legislation and tax rate changes outside the U.S.

Foreign income repatriation — We provide for U.S. federal income and non-U.S. withholding taxes on the earnings of our non-U.S. operations that are not considered to be permanently reinvested. Accordingly, we continue to analyze and adjust the estimated tax impact of the income and non-U.S. withholding liabilities based on the amount and source of these earnings. We recognized net expense of $8 and $7 for 2013 and 2012 related to future income taxes and non-U.S. withholding taxes on repatriations from operations that are not permanently reinvested. The net benefit recognized in 2011 was not significant. We also accrued withholding tax of $13, $10 and $17 during 2013, 2012 and 2011 related to the actual transfer of funds to the U.S. and between foreign subsidiaries.

The earnings of our non-U.S. subsidiaries will likely be repatriated to the U.S. in the form of repayments of intercompany borrowings and distributions from earnings. Certain of our international operations had intercompany loan obligations to the U.S. totaling $729 at the end of 2013. Included in this amount is an intercompany loan and related interest accruals with an equivalent value of $39 which is denominated in a foreign currency and considered to be permanently invested.

Valuation allowance adjustments — We have generally not recognized tax benefits on losses generated in several entities, including in the U.S., where the recent history of operating losses does not allow us to satisfy the “more likely than not” criterion for the recognition of deferred tax assets. Consequently, there is no income tax expense or benefit recognized on the pre-tax income or losses in these jurisdictions as valuation allowances are adjusted to offset the associated tax expense or benefit.

At December 31, 2013, we have a valuation allowance against our deferred tax assets in the U.S. When evaluating the continued need for this valuation allowance we consider all components of comprehensive income, and we weight the positive and negative evidence, putting greater reliance on objectively verifiable historical evidence than on projections of future profitability that are dependent on actions that have not occurred as of the assessment date. We also consider the pro forma effects on historical profitability of actions occurring in the year of assessment that have a sustained effect on future profitability, as well as the effect on historical profits of nonrecurring events. These effects included items such as the lost future interest income resulting from the prepayment on and subsequent sale of the payment-in-kind callable note receivable and the additional interest expense resulting from the $750 senior unsecured notes payable issued in July 2013. A sustained period of profitability, after giving pro forma effect to implemented actions and nonrecurring events, along with positive expectations for future profitability are necessary for a determination that a valuation allowance should be released. Our U.S. operations have experienced improved profitability in recent years, but our analysis of the income of the U.S. operations, as adjusted for pro forma effects of 2013 developments, results in a cumulative loss in recent years as of December 31, 2013. Therefore, we have not achieved a level of sustained historical profitability that would, in our judgment, support a release of the valuation allowance at December 31, 2013. Although we expect our U.S. operations to generate profits in the future, this positive evidence cannot be given as much weight in our analysis as the objectively verifiable lack of sustained historical profitability. To the extent that we achieve our forecasted levels of sustainable profits in 2014 and our projections of profitability beyond 2014 are sufficiently positive, it is reasonably possible that we could release up to $700 of the valuation allowances against our U.S. deferred tax assets in the next twelve months. Until released, the income tax effect of any reported U.S. profits will reduce net deferred tax assets and the associated valuation allowance.

During 2012, improvements in our operating results provided sufficient positive evidence to reduce the valuation allowances in Canada and the U.K., resulting in tax benefits of $34 and $20. During 2011, improvements in our operating results provided sufficient positive evidence to reduce valuation allowances in Mexico and Spain, resulting in a tax benefit of $8.

Deferred tax assets and liabilities — Temporary differences and carryforwards give rise to the following deferred tax assets and liabilities.

	2013	2012
Net operating loss carryforwards	$788	$933
Postretirement benefits, including pensions	123	189
Research and development costs	104	104
Expense accruals	62	114
Foreign tax credits recoverable		31
Other tax credits recoverable	56	52
Capital loss carryforwards	65	66
Inventory reserves	17	17
Postemployment and other benefits	4	5
Other	28	24
Total	1,247	1,535
Valuation allowance	(982)	(1,184)
Deferred tax assets	265	351

Unremitted earnings	(86)	(151)
Intangibles	(52)	(75)
Depreciation	(39)	(25)
Other	(59)	(72)
Deferred tax liabilities	(236)	(323)
Net deferred tax assets	$29	$28

Carryforwards — Our deferred tax assets include benefits expected from the utilization of net operating loss (NOL), capital loss and credit carryforwards in the future. The following table identifies the net operating loss deferred tax asset components and the related allowances that existed at December 31, 2013. Due to time limitations on the ability to realize the benefit of the carryforwards, additional portions of these deferred tax assets may become unrealizable in the future.

	Deferred Tax Asset	Valuation Allowance	Carryforward Period	Earliest Year of Expiration
Net operating losses
U.S. federal	$529	$(529)	20	2026
U.S. state	139	(139)	Various	2014
Brazil	28	(15)	Unlimited
France	15		Unlimited
Australia	41	(41)	Unlimited
U.K.	8	(5)	Unlimited
Argentina	22	(22)	5	2014
Other	6	(5)	Various	2024
Total	$788	$(756)

In addition to the NOL carryforwards listed in the table above, we have deferred tax assets related to capital loss carryforwards of $65 which are fully offset with valuation allowances at December 31, 2013. We also have deferred tax assets of $56 related to other credit carryforwards which are offset with $53 of valuation allowances at December 31, 2013. The capital losses can be carried forward indefinitely while the other credits are generally available for 10 to 20 years with a portion expiring as early as 2014. We also have a deferred tax asset of $30 related to NOLs for excess tax benefits generated upon the settlement of stock awards that increased a current year net operating loss. We cannot record the benefit of these losses in the financial statements until the losses are utilized to reduce our income taxes payable at which time we will recognize the tax benefit in equity.

The use of a portion of our $1,512 U.S. federal NOL as of December 31, 2013 is subject to limitation due to the change in ownership of our stock upon emergence from bankruptcy. Generally, the application of the relevant Internal Revenue Code (IRC) provisions will release the limitation on $84 of pre-change NOLs each year, allowing pre-change losses to offset post-change taxable income. Through further evaluation and audit adjustment, and after considering U.S. taxable income in 2013, we estimate that $775 of our U.S. federal NOLs remains subject to limitation as of December 31, 2013. The remainder of our U.S. federal NOLs represents a combination of post-change NOLs and pre-change NOLs on which the limitation has been released. However, there can be no assurance that trading in our shares will not effect another change in ownership under the IRC which would further limit our ability to utilize our available NOLs. The deferred tax assets related to both the pre-change and post-change U.S. NOLs have a full valuation allowance.

Unrecognized tax benefits — Unrecognized tax benefits are the difference between a tax position taken, or expected to be taken, in a tax return and the benefit recognized for accounting purposes. Interest income or expense, as well as penalties relating to income tax audit adjustments and settlements, are recognized as components of income tax expense or benefit. Interest of $5 and $6 was accrued on the uncertain tax positions as of December 31, 2013 and 2012.

Reconciliation of gross unrecognized tax benefits —

	2013	2012	2011
Balance at January 1	$108	$46	$53
Decrease related to expiration of statute of limitations	(7)	(9)	(13)
Increase (decrease) related to prior years tax positions	(6)	63	13
Increases related to current year tax positions	6	8	6
Decrease related to settlements			(13)
Balance at December 31	$101	$108	$46

We anticipate that our gross unrecognized tax benefits will decrease by $9 in the next twelve months upon the expected completion of the examinations outside the U.S. The settlement of these matters will not impact the effective tax rate. Gross unrecognized tax benefits of $56 would impact the effective tax rate if recognized. If other open matters are settled with the IRS or other taxing jurisdictions, the total amounts of unrecognized tax benefits for open tax years may be modified.

Note 18.  Other Income, Net

	2013	2012	2011
Interest income	$25	$24	$27
Government grants and incentives	3	8	10
Foreign exchange loss	(5)	(15)
Strategic transaction expenses	(4)	(10)	(10)
Loss on extinguishment of debt			(39)
Write-off of deferred financing costs	(4)		(14)
Gain on sale of equity investments			60
Gain on sale of marketable securities	9		3
Recognition of unrealized gain on payment-in-kind note receivable	5
Insurance and other recoveries	13	2	9
Impairment of long-lived assets		(2)	(5)
Other	13	12	13
Other income, net	$55	$19	$54

Foreign exchange gains and losses on cross-currency intercompany loan balances that are not considered permanently invested are reported above. Foreign exchange gains and losses on loans that are permanently invested are reported in OCI.

Strategic transaction expenses relate primarily to costs incurred in connection with acquisition and divestiture related activities.

As discussed in Note 13 above, during 2013 we wrote off previously deferred financing costs associated with our prior revolving credit facility and our terminated European Facility. The loss on extinguishment of debt and the write-off of deferred financing costs in 2011 resulted from writing off the original issue discount and previously deferred financing fees in connection with refinancing our former term facility and modifying our then existing credit facilities.

As discussed in Note 2 above, the gain on sale of equity investments in 2011 resulted from the divestiture of our interests in the GETRAG Entities.

As discussed in Note 14 above, the receipt of a payment on a payment-in-kind note receivable during 2013 resulted in the recognition of a portion of the related unrealized gain that arose following the valuation of the note receivable below its callable value at emergence from bankruptcy.

Insurance and other recoveries primarily include payments received from the liquidation proceedings of insurers, proceeds from selling claims pending in the liquidation proceedings of insurers to third parties and business interruption recoveries.

Note 19.  Segments, Geographical Area and Major Customer Information

We are a global provider of high technology driveline, sealing and thermal-management products for virtually every major vehicle manufacturer in the on-highway and off-highway markets. Our driveline products – axles, driveshafts and transmissions – are delivered through our Light Vehicle, Commercial Vehicle and Off-Highway operating segments. Our fourth global operating segment – Power Technologies – is the center of excellence for the sealing and thermal technologies that span all customers in our on-highway and off-highway markets.  These operating segments have global responsibility and accountability for business commercial activities and financial performance.

Dana evaluates the performance of its operating segments based on external sales and segment EBITDA.  Segment EBITDA is a primary driver of cash flows from operations and a measure of our ability to maintain and continue to invest in our operations and provide shareholder returns. Our segments are charged for corporate and other shared administrative costs.  Segment EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment information —

2013	External Sales	Inter- Segment Sales	Segment EBITDA	Capital Spend	Depreciation	Net Assets
Light Vehicle	$2,549	$124	$242	$82	$67	$620
Commercial Vehicle	1,860	119	194	40	44	654
Off-Highway	1,330	44	163	33	18	375
Power Technologies	1,030	21	150	33	35	366
Eliminations and other		(308)		21	11	483
Total	$6,769	$—	$749	$209	$175	$2,498

2012
Light Vehicle	$2,743	$186	$263	$47	$82	$708
Commercial Vehicle	1,960	134	199	30	38	757
Off-Highway	1,509	54	189	22	18	399
Power Technologies	1,012	21	137	24	41	394
Eliminations and other		(395)		41	11	365
Total	$7,224	$—	$788	$164	$190	$2,623

2011
Light Vehicle	$2,696	$206	$262	$71	$90	$730
Commercial Vehicle	2,245	122	218	49	46	808
Off-Highway	1,560	63	166	21	22	432
Power Technologies	1,042	27	139	34	46	420
Eliminations and other	1	(418)		21	13	339
Total	$7,544	$—	$785	$196	$217	$2,729

Net assets include accounts receivable, inventories, prepaid expenses (excluding taxes), goodwill, investments in affiliates, net property, plant and equipment, accounts payable and certain accrued liabilities.

Reconciliation of segment EBITDA to consolidated net income —

	2013	2012	2011
Segment EBITDA	$749	$788	$785
Corporate expense and other items, net	(2)	(11)	(21)
Expenses previously allocated to Structures		(1)	(1)
Depreciation	(175)	(188)	(212)
Amortization of intangibles	(87)	(87)	(90)
Restructuring	(24)	(47)	(82)
Loss on extinguishment of debt			(39)
Gain on sale of equity investment			60
Strategic transaction expenses and other items	(4)	(7)	(13)
Write-off of deferred financing costs	(4)		(14)
Recognition of unrealized gain on payment-in-kind note receivable	5
Impairment and loss on sale of assets		(6)	(7)
Stock compensation expense	(16)	(17)	(8)
Interest expense	(99)	(84)	(79)
Interest income	25	24	27
Income from continuing operations before income taxes	368	364	306
Income tax expense	119	51	87
Equity in earnings of affiliates	12	2	21
Income from continuing operations	261	315	240
Loss from discontinued operations	(1)	—	(8)
Net income	$260	$315	$232

Reconciliation of segment net assets to consolidated total assets —

	2013	2012
Segment net assets	$2,498	$2,623
Accounts payable and other current liabilities	1,122	1,100
Other current and long-term assets	1,509	1,421
Consolidated total assets	$5,129	$5,144

Geographic information — Of our 2013 consolidated net sales, the U.S., Italy, Brazil and Germany account for 38%, 11%, 9% and 6%, respectively. No other country accounts for more than 5% of our consolidated net sales. Sales are attributed to the location of the product entity recording the sale. Long-lived assets represent property, plant and equipment.

	Net Sales			Long-Lived Assets
	2013	2012	2011	2013	2012	2011
North America
United States	$2,559	$2,975	$2,973	$311	$300	$327
Other North America	399	396	364	131	138	147
Total	2,958	3,371	3,337	442	438	474
Europe
Italy	734	731	755	71	64	64
Germany	410	408	434	124	118	123
Other Europe	850	882	905	161	158	157
Total	1,994	2,021	2,094	356	340	344
South America
Brazil	639	574	1,011	129	136	149
Other South America	344	351	323	56	73	84
Total	983	925	1,334	185	209	233
Asia Pacific	834	907	779	242	252	234
Total	$6,769	$7,224	$7,544	$1,225	$1,239	$1,285

Sales to major customers — Ford is the only individual customer to whom sales have exceeded 10% of our consolidated sales in the past three years. Sales to Ford for the three most recent years were $1,226 (18% ) in 2013, $1,254 (17%) in 2012 and $1,276 (17% ) in 2011.

Note 20. Equity Affiliates

We have a number of investments in entities that engage in the manufacture of vehicular parts – primarily axles, driveshafts and wheel-end braking systems – supplied to OEMs.

Dividends received from equity affiliates were $10, $3 and $4 in 2013, 2012 and 2011.

Equity method investments exceeding $5 at December 31, 2013 —

	Ownership Percentage	Investment
Dongfeng Dana Axle Co., Ltd.	50%	$150
Bendix Spicer Foundation Brake, LLC	20%	41
Axles India Limited	48%	6
All others as a group		10
Investments in equity affiliates		207
Investment in affiliates carried at cost		3
Investment in affiliates		$210

Our equity method investments in DDAC, Bendix Spicer Foundation Brake, LLC and AIL are included in the net assets of our Commercial Vehicle operating segment.

The carrying value of our equity method investments at December 31, 2013 was $78 more than our share of the affiliates’ book value, including $49 attributable to goodwill. The difference between the investment carrying value and the amount of underlying equity in assets, excluding the $49 attributable to goodwill, is being amortized on a straight-line basis over the underlying assets’ estimated useful lives of five to forty-five years.

Summarized financial information for DDAC and other equity affiliates on a combined basis —

	DDAC			Other Equity Affiliates Combined
	2013	2012	2011	2013	2012	2011*
Sales	$835	$683	$951	$497	$522	$1,134
Gross profit	$82	$68	$100	$79	$75	$162
Pre-tax income	$19	$8	$43	$25	$21	$50
Net income	$20	$7	$36	$24	$16	$36
Dana's equity earnings in affiliate	$7	$(1)	$8	$5	$3	$13

* Includes results of GETRAG Entities through September 30, 2011.

	DDAC		Other Equity Affiliates Combined
	2013	2012	2013	2012
Current assets	$663	$487	$164	$141
Noncurrent assets	167	152	69	71
Total assets	$830	$639	$233	$212

Current liabilities	$613	$454	$104	$89
Noncurrent liabilities	42	18	11	23
Total liabilities	$655	$472	$115	$112

Dana Holding Corporation
Quarterly Results (Unaudited)
(In millions, except per share amounts)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,676	$1,800	$1,669	$1,624
Gross margin	$214	$259	$235	$212
Net income	$50	$96	$71	$43
Net income attributable to the parent company	$42	$92	$68	$42
Preferred stock redemption premium			$232
Net income (loss) per share available to parent company common stockholders
Basic	$0.23	$0.58	$(1.16)	$0.26
Diluted	$0.19	$0.44	$(1.16)	$0.23

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,964	$1,936	$1,715	$1,609
Gross margin	$266	$273	$238	$197
Net income	$73	$89	$60	$93
Net income attributable to the parent company	$70	$86	$56	$88
Net income per share available to parent company common stockholders
Basic	$0.42	$0.53	$0.32	$0.54
Diluted	$0.33	$0.40	$0.26	$0.41

Note: Gross margin is net sales less cost of sales.

The amount paid in the third quarter of 2013 to redeem our Series A preferred stock exceeded the carrying value. This redemption premium is treated like a dividend on preferred stock and deducted from net income attributable to the parent company in arriving at net income (loss) available to common stockholders. Net income for the fourth quarter of 2012 includes deferred tax asset valuation allowance releases of $54.

Dana Holding Corporation
Schedule II
Valuation and Qualifying Accounts and Reserves
(In millions)

	Balance at beginning of period	Amounts charged (credited) to income	Allowance utilized	Adjustments arising from change in currency exchange rates and other items	Balance at end of period
For the Year Ended December 31, 2013
Amounts deducted from assets:
Allowance for doubtful receivables	$8	$—	$(1)	$—	$7
Inventory reserves	51	16	(19)	—	48
Valuation allowance for deferred tax assets	1,184	(143)	(8)	(51)	982
Total allowances deducted from assets	$1,243	$(127)	$(28)	$(51)	$1,037

For the Year Ended December 31, 2012
Amounts deducted from assets:
Allowance for doubtful receivables	$8	$1	$(1)	$—	$8
Inventory reserves	55	6	(12)	2	51
Valuation allowance for deferred tax assets	1,334	(114)	(79)	43	1,184
Total allowances deducted from assets	$1,397	$(107)	$(92)	$45	$1,243

For the Year Ended December 31, 2011
Amounts deducted from assets:
Allowance for doubtful receivables	$11	$—	$(3)	$—	$8
Inventory reserves	59	6	(9)	(1)	55
Valuation allowance for deferred tax assets	1,345	(25)	—	14	1,334
Total allowances deducted from assets	$1,415	$(19)	$(12)	$13	$1,397

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures — Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act)) as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management's report on internal control over financial reporting — Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in its report which is included herein.

Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Dana has adopted Standards of Business Conduct that apply to all of its officers and employees worldwide. Dana also has adopted Standards of Business Conduct for the Board of Directors. Both documents are available on Dana’s Internet website at http://www.dana.com/investors.

The remainder of the response to this item will be included under the sections captioned “Corporate Governance,” “Selection of Chairman and Chief Executive Officer; Succession Planning,” “Information About the Nominees,” “Risk Oversight,” “Committees and Meetings of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2014, which sections are hereby incorporated herein by reference.

Item 11. Executive Compensation

The response to this item will be included under the sections captioned “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Compensation Discussion and Analysis,” “Compensation of Directors,” “Officer Stock Ownership Guidelines,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards at Fiscal Year-End,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “Pension Benefits,” “Nonqualified Deferred Compensation at Fiscal Year-End,” “Executive Agreements” and “Potential Payments and Benefits Upon Termination or Change in Control” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2014, which sections are hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item will be included under the section captioned “Security Ownership of Certain Beneficial Owners and Management” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2014, which section is hereby incorporated herein by reference.

Equity Compensation Plan Information

The following table contains information as of December 31, 2013 about shares of stock which may be issued under our equity compensation plans, all of which have been approved by our shareholders.

(Shares in millions) Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3.8	$13.85	5.7
Equity compensation plans not approved by security holders
Total	3.8	$13.85	5.7

(1)	In addition to stock options, restricted stock units and performance shares have been awarded under Dana's equity compensation plans and were outstanding at December 31, 2013.

(2)
Calculated without taking into account the 1.1 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest since they have no exercise price and no cash consideration or other payment is required for such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The response to this item will be included under the sections captioned “Director Independence and Transactions of Directors with Dana,” “Transactions of Executive Officers with Dana” and “Information about the Nominees” of Dana’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2014, which sections are hereby incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The response to this item will be included under the section captioned "Independent Auditors" of Dana's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 2, 2014, which section is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DANA HOLDING CORPORATION

Date:	February 21, 2014	By:	/s/ Roger J. Wood
Roger J. Wood
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2014 by the following persons on behalf of the registrant and in the capacities indicated, including a majority of the directors.

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

No.	Description
3.1	Restated Certificate of Incorporation of Dana Holding Corporation. Filed as Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
3.2	Bylaws of Dana Holding Corporation. Filed as Exhibit 3.2 to Registrant’s Current Report on Form 8-K dated December 20, 2010, and incorporated herein by reference.
4.1	Specimen Common Stock Certificate. Filed as Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A dated January 31, 2008, and incorporated herein by reference.
4.2	Specimen Series B Preferred Stock Certificate. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and incorporated herein by reference.
4.3
Indenture, dated as of January 28, 2011, among Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

4.4
First Supplemental Indenture, among Dana and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

4.5
Second Supplemental Indenture, dated August 2, 2013, with respect to the Indenture, dated January 28, 2011, between Dana Holding Corporation and Wells Fargo Bank, National Association, as trustee. Filed as Exhibit 4.1 to Registrant's Current Report on Form 8-K dated August 5, 2013, and incorporated herein by reference.

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

10.3**	Dana Limited Supplemental Executive Retirement Plan. Filed as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.
10.5**
Supplemental Executive Retirement Plan for Jeffrey S. Bowen dated September 20, 2012. Filed as Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.6**	Dana Holding Corporation 2008 Omnibus Incentive Plan. Filed as Exhibit 10.10 to Registrant's Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.7**	Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 4.3 to Registrant’s Form S-8 Registration Statement dated May 2, 2012, and incorporated herein by reference.
10.8**	Form of Indemnification Agreement. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated February 6, 2008, and incorporated herein by reference.
10.9**
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

10.15**
Form of Option Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.16**
Form of Restricted Stock Unit Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

No.	Description
10.17**
Form of Performance Share Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.18**
Form of Share Appreciation Rights Agreement under the Dana Holding Corporation 2012 Omnibus Incentive Plan. Filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.19**	Dana Holding Corporation Executive Perquisite Plan. Filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 18, 2008, and incorporated herein by reference.
10.20**	Dana Holding Corporation Executive Severance Plan. Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 24, 2008, and incorporated herein by reference.
10.21
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of June 20, 2013, among Dana Holding Corporation, as the borrower; the guarantors party thereto; Citibank, N.A., as administrative agent and collateral agent; the banks, financial institutions and other institutional lenders party thereto, each as a lender; Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as lead arrangers and joint bookrunners; Bank of America, N.A., as syndication agent; and Barclays Bank PLC, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., UBS Securities LLC and Wells Fargo Bank, N.A., as documentation agents. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 20, 2013, and incorporated herein by reference.

10.22
Amended and Restated Security Agreement, dated as of June 20, 2013, among Dana Holding Corporation, the guarantors party thereto and Citibank, N.A., as collateral agent. Filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 20, 2013, and incorporated herein by reference.

10.23
Stock Repurchase Agreement, dated July 28, 2013, among Dana Holding Corporation, Centerbridge Capital Partners, L.P., Centerbridge Capital Partners Strategic, L.P., Centerbridge Capital Partners B, Co-Investment, L.P. and Centerbridge Capital Partners SBS, L.P. Filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 30, 2013, and incorporated herein by reference.

10.24
Underwriting Agreement, dated July 30, 2013, among Dana Holding Corporation and Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein. Filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K dated August 5, 2013, and incorporated herein by reference.

10.25
Accelerated Share Repurchase Agreement, dated as of August 12, 2013, by and between Dana Holding Corporation and J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association. Filed with this Report.

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
101
The following materials from Dana Holding Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Shareholders’ Equity and (vi) Notes to the Consolidated Financial Statements, filed herewith.

**	Management contract or compensatory plan required to be filed as part of an exhibit pursuant to Item 15(b) of Form 10-K.